Form 10-K
CITIZENS FINANCIAL SERVICES INC
filed 1995-03-31
CIK 739421

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549
                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1994
                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the transition period from ___________________ to _____________________
Commission file number 0-13222

                      CITIZENS FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                       23-2265045
(State of other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

15 South Main Street, Mansfield, Pennsylvania                  16933
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:        (717) 662-2121

Securities registered pursuant to section 12 (b) of the Act:

     Title of each class                           Name of each exchange on
                                                       which registered
       NOT APPLICABLE                                   NOT APPLICABLE

Securities registered pursuant to section 12 (g) of the Act:

Common Stock, par value $1.00 per share.

          (Title of class)

     Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No_____

     The total market value of the voting stock of the Registrant held by non-affiliates (for this purpose, persons or entities other than executive officers, directors, or 5% or more shareholders) of the Registrant, as of March 20, 1995, is estimated to have been approximately $27,262,000.

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The number of shares outstanding of the Registrant's Common Stock, as of March 15, 1994, 1,334,543 shares of Common Stock, par value $1.00.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, III and IV - Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 1995.

Parts II and IV - Annual Report to Shareholders for the Year Ended December 31, 1994.

                      Citizens Financial Services, Inc.

                                  Form 10-K

                                    INDEX
Part I                                                           Page

Item 1-Business                                                   1-11

Item 2-Properties                                                   12

Item 3-Legal Proceedings                                         12-13

Item 4-Submission of Matters to a Vote of Security Holders          13

Part II

Item 5-Market for Registrant's Common Stock and Related Stockholder
          Matters                                                   13

Item 6-Selected Financial Data                                      13

Item 7-Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                 13

Item 8-Financial Statements and Supplementary Data               13-14

Item 9-Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                       14

Part III

Item 10-Directors and Executive Officers of the Registrant          14

Item 11-Executive Compensation                                      14

Item 12-Security Ownership of Certain Beneficial Owners and
          Management                                                14

Item 13-Certain Relationships and Related Transactions              14

Part IV

Item 14-Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                               14-16

        Signatures                                                  17

Part I

Item 1-Business

    Citizens Financial Services, Inc. (the "Company") is a Pennsylvania business corporation, incorporated April 30, 1984 for the purpose of forming a bank holding company. First Citizens National Bank (the "Bank") then became a wholly-owned subsidiary of the Company by means of a merger in which the shareholders of the Bank became shareholders of the Company.

     In 1932, First National Bank opened for business in Mansfield, Pennsylvania. In 1970 the First National Bank in Mansfield merged with Citizens National Bank of Blossburg, Pennsylvania to form First Citizens National Bank. In 1971, the Bank was expanded into Potter County through the acquisition of the Grange National Bank which had offices in Ulysses and Genesee, Pennsylvania.

     On November 16, 1990, the Company acquired Star Savings and Loan Association (the "Association") that was originally organized as a Pennsylvania-chartered mutual savings and loan association in 1899 and converted to a Pennsylvania-chartered permanent reserve fund stock savings and loan association on March 27, 1986.

     On December 31, 1991, the Association merged with the Bank and the Company retired the Association's stock. This transaction terminated the Association's separate operations as a savings and loan association.

     The Bank employs 111 full time equivalent employees at its seven full service banking facilities.

     The Bank currently engages in the general business of banking throughout its service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. The Bank maintains its central office in Mansfield, Pennsylvania and presently operates full service banking facilities in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy and Sayre as well as an automatic teller machine located in Soldiers and Sailors Memorial Hospital in Wellsboro, Mansfield Wal-Mart and Mansfield University. The Bank's lending and deposit products are offered primarily within the vicinity of its service area.

COMPETITION

     The Company faces strong competition in the communities it serves from other commercial banks, savings banks, and savings and loan associations, some of which are substantially larger institutions than the Company's subsidiary. In addition, personal and corporate trust services are offered by insurance companies, investment counseling firms, and other business firms and individuals. The Company also competes with credit unions, issuers of money market funds, securities brokerage firms, consumer finance companies, mortgage brokers and insurance companies. These entities are strong competitors for virtually all types of financial services.

     In recent years, the financial services industry has experienced tremendous change to competitive barriers between bank and non-bank institutions. The Company not only must compete with traditional financial institutions, but also with other business corporations that have begun to deliver competing financial services. Competition for banking services is based on price, nature of product, quality of service, and in the case of certain activities, convenience of location.

REGULATION AND SUPERVISION

     The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). Bank operations are also subject to regulations of the Comptroller of the Currency ("Comptroller").

     The primary supervisory authority of the Bank is the Comptroller, who regularly examines the Bank. The Comptroller has the authority under the Financial Institutions Supervisory Act to prevent a national bank from engaging in unsafe or unsound practice while conducting its business.

     The Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"), and is registered with the Federal Reserve. Under the Act, bank holding companies are not permitted, with certain exceptions, to acquire direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and are prohibited from engaging in any business other than that of banking, managing and controlling banks or furnishing services to its subsidiary banks, except that they may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the Federal Reserve to be so closely related to banking as to be a proper incident thereto (if the Federal Reserve determines that such acquisition will be, on balance, beneficial to the public). The Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies. The Act requires prior approval by the Federal Reserve of the acquisition by the Company of more than 5% of the voting stock of any additional bank. The Company is required by the Act to file annual reports of its operations with the Federal Reserve Board and any additional information that the Federal Reserve Board may require pursuant to the Bank. The Federal Reserve Board may also make examinations of the Company and any or all of its subsidiaries. Further, under Section 106 of the 1970 amendments to the Act and the Federal Reserve Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provision of any property or service. The so-called "anti-tie-in" provisions state generally that a bank may not extend credit, lease property, sell property or furnish any service to a customer on the condition that the customer provide additional credit or service to the bank, to its bank holding company or to any other subsidiary of its bank holding company or on the condition that the customer not obtain other credit or service from a competitor of the bank, its bank holding company or any subsidiary of its bank holding company.

     Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in the stock or other securities of the bank holding company and on taking of such stock or securities as collateral for loans to any borrower.

PERMITTED NON-BANKING ACTIVITIES

     The Federal Reserve Board permits bank holding companies to engage in non-banking activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. While the types of permissible activities are subject to change by the Federal Reserve Board, the principal non-banking activities that presently may be conducted by a bank holding company are:

     1. Making, acquiring or servicing loans and other extensions of credit for its own account or for the account of others, such as would be made by the following types of companies: consumer finance, credit card, mortgage, commercial finance and factoring.

     2. Operating as an industrial bank, Morris Plan or industrial loan company in the manner authorized by state law as long as the institution does not both accept demand deposits and make commercial loans.

     3. Operating as a trust company in the manner authorized by federal or state law as long as the institution does not make certain types of loans or investments or accept deposits, except as may be permitted by the Federal Reserve Board.

     4. Subject to certain limitations, acting as an investment or financial advisor to investment companies and other persons.

     5. Leasing personal and real property or acting as agent, broker, or advisor in leasing property, provided that it is reasonably anticipated that the transaction will compensate the lessor for not less that the lessor's full investment in the property.

     6. Making equity and debt investments in corporations or projects designed primarily to promote community welfare.

     7. Providing to others financially oriented data processing or bookkeeping services.

     8. Subject to certain limitations, acting as an insurance agent or broker in relation to insurance for itself and its subsidiaries or for insurance directly related to extensions of credit by the bank holding company system.

     9. Subject to certain limitations, acting as underwriter for credit life insurance and credit accident and health insurance that is directly related to extensions of credit by the bank holding company system.

     10.  Providing courier services of a limited character.

     11. Subject to certain limitations, providing management consulting advice to nonaffiliated banks and nonbank depository institutions.

     12. Selling money orders having a face value of $1,000 or less, travelers' checks and United States savings bonds.

     13.  Performing appraisals of real estate.

     14. Subject to certain conditions, acting as intermediary for the financing of commercial or industrial income-producing real estate by arranging for the transfer of the title, control and risk of such a real estate project to one or more investors.

     15. Providing securities brokerage services, related securities credit activities pursuant to Federal Reserve Board Regulation T and incidental activities such as offering custodial services, individual retirement accounts and cash management services, if the securities brokerage services are restricted to buying and selling securities solely as agent for the account of customers and do not include securities underwriting or dealing or investment advice or research services.

     16. Underwriting and dealing in obligations of the United States general obligations of states and their political subdivisions and other obligations such as bankers' acceptances and certificates of deposit.

     17. Subject to certain limitations, providing by any means, general information and statistical forecasting with respect to foreign exchange markets; advisory services designed to assist customers in monitoring, evaluating and managing their foreign exchange exposures; and certain transactional services with respect to foreign exchange.

     18. Subject to certain limitations, acting as a future commission merchant in the execution and clearance on major commodity exchanges of futures contracts and options on future contracts for bullion, foreign exchange, government securities, certificates of deposit and other money market instruments.

     19. Performing personal property appraisals that require expertise regarding all types of personal and business property, including intangible property such as corporate securities.

     20. Subject to certain limitations, providing commodity trading and futures commission merchant advice.

     21. Providing consumer financial counseling that involves counseling, educational courses and distribution of the instructional materials to individuals on consumer-oriented financial management matters, including debt consolidation, mortgage applications, bankruptcy, budget management, real estate tax shelters, tax planning, retirement and estate planning, insurance and general investment management, as long as this activity does not include the sale of specific products or investments.

     22. Providing tax planning and preparation advice such as strategies designed to minimize tax liabilities and includes, for individuals, analysis of the tax implications of retirement plans, estate planning and family trusts. For corporations, tax planning includes the analysis of the tax implications of mergers and acquisitions, portfolio mix, specific investments, previous tax payments and year-end planning. Tax preparation involves the preparation of tax forms and advice concerning liability based on records and receipts supplied by the client.

     23.  Providing check guaranty services to subscribing merchants.

     24. Subject to certain limitations, operating a collection agency and credit bureau.

     25. Acquiring and operating thrift institutions, including savings and loan associations, building and loan associations and FDIC-insured savings banks.

     The Bank operating in the state of Pennsylvania is also subject to the Banking Code of 1965, as amended, ("Code") under the supervision of the Pennsylvania Department of Banking. The Company is permitted by the Code, after March 4, 1990, to control an unlimited number of banks. However, the Company would be required under the Act to obtain the prior approval of the Federal Reserve Board before it could acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank other than the Bank, if, after such acquisition, it would own or control more than five percent (5%) of the voting shares of such bank. The Bank Holding Company Act does not permit the Federal Reserve Board to approve the acquisition by the Company or any subsidiary of any voting shares of, or interest in, or all or substantially all of the assets of, any bank located outside the Commonwealth of Pennsylvania, unless the acquisition is specifically authorized by the laws of the state in which that bank is located.

     In addition, after March 4, 1990, the Code authorizes reciprocal interstate banking without any geographical limitation. Reciprocity between states exists when a foreign state's law authorizes Pennsylvania bank holding companies to acquire banks or bank holding companies located in that state on terms and conditions substantially no more restrictive than those applicable to such an acquisition by a bank holding company located in that state. After March 4, 1990, assuming that the state banking statutes in Alaska, Delaware, Idaho, Indiana, Kentucky, Maine, Maryland, Michigan, New Jersey, Ohio, New York, Oregon, Rhode Island, Utah, Vermont, Washington, West Virginia and Wyoming are not amended, interstate ownership of banks and bank holding companies in each of those states and Pennsylvania will be authorized. Other states are also considering legislation to authorize reciprocal interstate banking. Congress has passed interstate banking legislation that will accelerate the authorization for interstate banking.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 is discussed in detail on page 37 of Management's Discussion and Analysis of the 1994 Annual Report.

     Neither the Company nor its subsidiary anticipates that compliance with environmental laws and regulations will have any material effect on capital expenditures, earnings, or on its competitive position.

     The Company is a legal entity, separate and distinct from the Bank. All of the Company's revenues, including funds available for payment of dividends and for operating expenses, are provided by dividends from the subsidiary. Certain limitations exist on the availability of the subsidiary's undistributed net assets for the payment of dividends to its parent without prior approval of the bank regulatory authorities as further described in Footnote 11 of the 1994 Annual Report.

LEGISLATION AND REGULATORY CHANGES

     From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various bank regulatory agencies. Accurate predictions are difficult to make as to the likelihood of any major changes or the impact such changes might have on the Company and its subsidiary. Certain changes of potential significance to the Company which have been enacted recently and others which are currently under consideration by Congress or various regulatory or professional agencies are discussed below.

     Risk-Based Capital Guidelines. The Federal Reserve Board, the FDIC and the Comptroller have issued certain risk-based capital guidelines, which supplement existing capital requirements and have been discussed on page 35 of the 1994 Annual Report to the shareholders.

     The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was a major reform and financing legislation enacted into law in order to restructure the regulation of the thrift industry and to address the financial condition of the Federal Saving and Loan Insurance Corporation ("FSLIC"). FIRREA, among other things, eliminates many of the distinctions between commercial banks and thrift institutions and holding companies thereof, reinforces certain competitive advantages of commercial banks over thrift institutions and allows bank holding companies to acquire savings and loan institutions.

     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") enacted December 19,1991, institutions must be classified in one of five defined categories as illustrated below (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized).

                                Total   Tier 1              Under a
                                Risk-   Risk-     Tier I    Capital
                                Based   Based     Leverage  Order or
                                Ratio   Ratio     Ratio     Directive

CAPITAL CATEGORY
Well capitalized                >10.0   >6.0      >5.0         No
Adequately capitalized          > 8.0   >4.0      >4.0*
Undercapitalized                < 8.0   <4.0      <4.0*
Significantly undercapitalized  < 6.0   <3.0      <3.0
Critically undercapitalized                       <2.0

*3.0 for those banks having the highest available regulatory rating.

     In the event an institution's capital deteriorates to the undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including: (1) the institution by a bank of a capital restoration plan and a guarantee of the plan by a parent institution; and (2) the placement of a hold on increases in assets, number of branches or lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver. For well capitalized institutions, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval.

     Under FDICIA, financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards to be developed by Federal Reserve Board regulations. FDICIA also requires the regulators to issue new rules establishing certain minimum standards to which an institution must adhere including standards requiring a minimum ratio of classified assets to capital, minimum earnings necessary to absorb losses and minimum ratio of market value to book value for publicly held institutions. Additional regulations are required to be developed relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and excessive compensation, fees and benefits.

     The FDIC Board of Directors has adopted the final rule implementing statutory requirements for external audits and audit committees of insured banks and thrifts. The final rule, which was effective July 2, 1993, implements Section 112 of the FDICIA. These new audit and reporting requirements apply only to an institution with $500 million or more in total assets as of the beginning of each fiscal year after December 31, 1992. The Company is currently below $500 million in total assets.

     FDICIA also requires that banking agencies reintroduce loan-to-value ("LTV") ratio regulations which were previously repealed by the 1982 Act. LTV's will limit the amount of money a financial institution may lend to a borrower, when the loan is secured by real estate, to no more than a percentage to be set by regulation of the value of the real estate.

     A separate subtitle within FDICIA, called the "Bank Enterprise Act of 1991", requires "truth-in-savings" on consumer deposit accounts so that consumers can make meaningful comparisons between the competing claims of banks with regard to deposit accounts and products. Beginning on March 23, 1993, the Bank was required to provide information to depositors concerning the terms of their deposit accounts, and in particular, to disclose the annual percentage yield. There has been some minor operational cost of complying with the Truth-In-Savings law.

     Management believes that full implementation of FDICIA will have no material impact on liquidity, capital resources or reported results of operation in future periods.

     From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Bank. It cannot be predicted whether any such legislation will be adopted or, if adopted, how such legislation would affect the business of the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

EFFECT OF GOVERNMENT MONETARY POLICIES

     The earnings of the Company are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.

     The monetary policies of the Federal Reserve Board have had and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve Board has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States securities and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

INVESTMENT PORTFOLIO

     The investment portfolio is discussed in detail in Footnote 3, page 16 and pages 29 and 30 of Management's Discussion and Analysis of the 1994 Annual Report.

     Investments which have been subject to Moody or Standard and Poor rating changes are reviewed with the investment committee, board of directors and an independent investment advisor. Particular attention is given to any security whose rating falls below "A" by either rating agency at which time the security is evaluated and a decision is made as to the possible disposition of the investment.

     The investment policy as described above has enabled the Company to effectively manage the portfolio for increased profits, satisfy liquidity needs and provide adequate asset/liability management.

LOAN PORTFOLIO

     Historically loans have been originated by the Bank to customers in North Central Pennsylvania and the Southern Tier of New York. Loans have been originated primarily through direct loans to our existing customer base with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants and existing customers. The Bank also does a limited amount of indirect loans though new and used car dealers in the primary lending area.

     All lending is governed by a lending policy which is developed and maintained by management and approved by the board of directors. The Bank's lending policy regarding real estate loans is that the maximum mortgage granted on owner occupied residential property is 80% of the appraised value or purchase price (whichever is lower) when secured by the first mortgage on the property. Home equity lines of credit or second mortgage loans are originated subject to maximum mortgage liens against the property of 75% of the current appraised value. The maximum term for mortgage loans is 25 years for one-to four- family residential property and 15 years for commercial and vacation property.

     The Company has begun to sell more conforming mortgage loans as discussed in Management's Discussion and Analysis page 28. These loans are made for various terms at competitive interest rates.

     Authorized lending limits are assigned to each of the Bank's loan officers based on experience and performance. In addition, all commercial loans are reviewed by the loan committee (established by the board of directors) and loans with aggregate loan relationships over $100,000 are reviewed and approved by the full board of directors.

     Loans which do not meet the Bank's lending policies but which have merit may be made with U. S. Small Business Administration or Farmer's Home Administration guarantee.

     The Bank, as part of its commitment to the local communities, makes loans to the municipalities and political subdivisions in its area of service. These loans have been made for local services such as education, water, sewer, solid waste, and health services. The Bank prior to the Tax Reform Act of 1986 also was active in local business activity bonds through the local industrial development authority although at present there is little demand for this type of loan. Local municipal loans are made on their individual merits and based on each municipality's financial strength and capacity to service its debt.

     It is the Bank's policy that when a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. A late charge is assessed after 15 days. Notice is sent to the borrower after a payment is 7 to 15 days past due, depending on the type of loan. Contact by telephone or in person is made between 15 and 59 days delinquent. Once the loan is 60 days delinquent and cannot be cured through normal collection procedures, the Bank will institute measures to remedy the default, including commencement of foreclosure action, accepting from the mortgagor a voluntary deed of security in lieu of foreclosure or repossession of collateral in the case of consumer loans.

     If foreclosure is effected, the property is sold at public auction in which the Bank may participate as a bidder. If the Bank is the successful bidder the acquired asset is then included in the Bank's "foreclosed assets held for sale" account until it is sold. When property is acquired it is recorded at the lower of the loan balance or market value at the date of acquisition and any write-down resulting therefrom is charged to the allowance for loan losses. Interest accrual, if any, ceases on the date of acquisition and all costs incurred in maintaining the related property from the date of acquisition forward are expended.

     Management believes the Bank's lending policies have been very successful over the past five years and plans to continue these practices with due consideration being given any future economic changes.

      The Bank's lending policy is to make loans to individuals with a proven credit history, and minimum of one year at their present employment, and, for installment and credit line loans, a monthly debt payment to gross income ratio of less than 40%. Consumer loans are made primarily on a secured basis which normally consists of motor vehicles and liens on real property. Unsecured loans are made on a limited basis and in amounts usually less than $5,000.

     The Bank is an active originator of guaranteed student loans in conjunction with the Pennsylvania Higher Education Assistance Agency. It is the Bank's policy to sell these loans to the Student Loan Marketing Association. The total guaranteed student loans outstanding as of December 31, 1994 was $2,675,946.

     Adjustable rate mortgages are fully indexed when originated. The yearly cap for the one-year adjustable rate mortgage is 2.0% on any change date and a maximum of 5.0% over the life of the loan. The yearly cap on the five-year adjustable rate mortgage is 3.0% on any change date and 5.0% over the life of the loan. The Bank also has a bi-weekly mortgage payment plan available.

     The Bank's commercial and agricultural loans consist of real estate, equipment, and inventory/accounts receivable/working capital loans. Real estate, equipment and working capital loans are made for terms of 15, 7, and 5 years, respectively. These loans are primarily tied to the Bank's prime rate and are adjusted at least annually. Commercial and agricultural lending consists of loans to sole proprietors, partnerships and closely held corporations typically with sales of less than $2,000,000 annually.
In underwriting these loans, consideration is given to the quality of management, profitability, cash flow, secondary sources of repayment in the form of owner's capital and collateral and micro- and macro-economic conditions.

     Other consumer loans granted by the Bank consist of single payment, personal lines of credit, installment loans to finance vehicles, home improvements and other personal property loans.

     The Bank is not dependent for deposits nor exposed by loan concentration to a single customer or to a single industry the loss of any one or more of which would have a materially adverse effect on the financial condition of the Bank.

     See further discussion in the Annual Report, page 17 Footnote 4, and pages 28 and 29 of Management's Discussion and Analysis.

RISK ELEMENTS IN LOAN PORTFOLIO

     Business loans are generally placed on nonaccrual status when principal and interest payments are past due 90 days or more unless well-secured and in the process of collection. Loans to individuals that are secured by first or second liens on residential real estate are placed on nonaccrual status if past due 90 days or more and a current appraisal indicates that the value of the collateral is less than the loan balance. Installment loans are generally charged-off when they become 90 - 120 days delinquent and collection efforts have failed to prompt payment and/or the security has been repossessed.

ALLOWANCE AND PROVISION FOR POSSIBLE LOAN LOSSES

     The provision for loan losses is used to increase the allowance for possible loan losses and is influenced by the growth and quality of loans. In each accounting period, the allowance for possible loan losses is adjusted to the amount deemed necessary to maintain the allowance at adequate levels. In determining the adequacy of the allowance for possible loan losses, management considers the financial strength of borrowers, past loan loss experience, loan collateral, changes in volume and composition of the loan portfolio and current and projected economic conditions. The Company regularly monitors the creditworthiness and financial condition of its larger borrowers. See further discussion in the annual report pages 33 and 34 of Management's Discussion and Analysis.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

     A requirement of management in any financial institution is to ensure liquidity is maintained to satisfy contractual liabilities, meet withdrawal requirements of depositors, fund operations and provide for customers' credit needs. The adequacy of such liquidity is measured by examining the asset and liability components of the Company's statement of condition. Asset liquidity is provided through receipt of loan payments and the conversion of investments and similar assets into cash. Liability liquidity results from the ability to attract funds from diversified funding sources at reasonable costs. While providing for liquidity, however, management must be aware of the need to monitor the rate sensitivity of interest-earning assets and interest-bearing liabilities which will provide for continued profitability in changing interest rate environments. A table indicating the Company's current gap position is in the Management's Discussion and Analysis section page 36 of the 1994 Annual Report.

    It is management's policy to maintain a balanced interest rate sensitivity position (i.e., an interest rate sensitivity ratio in the range of positive 1.25 to negative .75), although certain deviations may occur at given points in time. Management believes that such a policy provides the basis for achieving stability in interest earnings regardless of interest rate volatility.

     The Asset/Liability Management ("ALM") Committee of the Company is charged with managing rate sensitivity to enhance net interest income and margin while maintaining an asset/liability mix which balances liquidity needs and interest rate risk and is discussed in further detail on pages 35 and 36 in the Management's Discussion and Analysis section of the 1994 Annual Report. The ALM Committee endeavors to control interest rate risk through proper management of rate sensitive assets and rate sensitive liabilities and by balancing the maturity and pricing of the Company's loan and deposit products. Interest rate risk arises when an interest-earning asset or interest-bearing liability matures at different intervals or its interest rate changes during a different time frame. The difference between assets subject to rate change over a specific period and liabilities subject to change over the same period is referred to as the interest rate sensitivity gap. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest
rate sensitive liabilities.   A gap is considered negative when the amount
of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in increased net interest income. Based on the ALM Committee's perception as to the trend of interest rates, it may adjust the maturities and pricing of the Company's loan and deposit products in order to achieve or maintain a desired level of net interest revenue. The level of interest rate risk which the ALM Committee determines is acceptable may change periodically in an effort to attain a consistent level of profits while remaining within the Company's loan and investment policy guidelines.

     Analysis of the Consolidated Statement of Cash Flows (refer to annual report to shareholders) indicates funds from operating activities continues to be a stable source of funds. Even after deducting for dividends, there are adequate funds being added to equity capital (consistent with asset growth).

CAPITAL ADEQUACY

     A description of the Company's capital adequacy is presented on pages 19 and 20, Footnote 11 and in pages 35 of the Management's Discussion and Analysis section of the 1994 Annual Report.

Item 2-Properties

     The headquarters of the Company is located in Mansfield, Pennsylvania. The building contains the central offices of the Company and the Bank. The Bank also owns six other banking facilities. All buildings are owned by the Bank in fee and are free of any liens or encumbrances.

        PROPERTIES                                        Current Building
                                                          Construction Date

   Main office:
    15 South Main St.
    Mansfield,  PA  16933                                         1971

   Branch offices:
    320 Main St.
    Blossburg,  PA  16912                                         1988

    502 Main St.
    Ulysses,  PA  16948                                           1977

    Main St.
    Genesee,  PA  16923                                           1985

    306 West Lockhart St.
    Sayre, PA  18840                                              1989

    99 Main St.
    Wellsboro, PA  16901                                          1979

    103 West Main St.
    Troy, PA  16947                                               1988

     The net book value for the above properties as of December 31, 1994 was $3,159,000. The properties are recently constructed and, with the exception of the Mansfield office, are adequate to meet the needs of the employees and customers. The Mansfield office includes the corporate headquarters and is in need of expansion which is currently being reviewed by management and the board of directors as discussed further in Management's Discussion and Analysis on page 36 of the 1994 Annual Report. All of the facilities are equipped with current technological improvements for data and word processing.

     Inflation does have some impact on the Company's operating costs, however, unlike many industrial companies, substantially all of the Company's assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

Item 3-Legal Proceedings

      Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Company.
There are no proceedings pending other than ordinary, routine litigation incidental to the business of the Company and its subsidiary. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company and its subsidiary by government authorities.

Item 4-Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders.

Part II

Item 5-Market for the Registrant's Common Stock and Related Stockholder
Matters

     The Company's common stock is traded by local brokerage firms and is not listed on any stock exchange.

      Market and dividend information can be found on page 24 and 40 of the Company's 1994 Annual Report to the Stockholders which is filed as Exhibit 13 hereto and is incorporated in its entirety by reference under this Item 5.

      The Company has paid dividends since the effective date of its formation as a bank holding company. It is the present intention of the Company's Board of Directors to continue the dividend payment policy; however, future dividends must necessarily depend upon earnings, financial condition, and appropriate legal restrictions and other factors relevant at the time the Board of Directors of the Company considers dividend policy. Cash available for dividend distributions to shareholders of the Company must initially come from dividends paid by the Bank to the Company. Therefore, the restrictions on the Bank's dividend payments are directly applicable to the Company.

      Under the Pennsylvania Business Corporation Law of 1988, the Company may pay dividends only if after payment the Company would be able to pay its debts as they become due in the usual course of its business and the total assets are greater than the sum of its total liabilities.

      As of March 20, 1995, the Company has approximately 1,394 shareholders of record.

Item 6-Selected Financial Data

      The information required by this item is incorporated by reference to page 24 of the 1994 Annual Report.

Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required by this item is incorporated by reference to pages 27 - 37 of the 1994 Annual Report.

Item 8-Financial Statements and Supplementary Data

      The information required by this item is incorporated by reference to pages 11 - 22 of the 1994 Annual Report.

   Financial Statements:

     Consolidated Balance Sheet as of December 31, 1994 and 1993

     Consolidated Statement of Income for the Years Ended
       December 31, 1994, 1993 and 1992
     Consolidated Statement of Changes in Stockholders' Equity for the
       Years Ended December 31, 1994, 1993 and 1992
     Consolidated Statement of Cash Flows for the Years
       Ended December 31, 1994, 1993 and 1992
     Notes to Consolidated Financial Statements

      Report of Independent Certified Public Accountants

Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Information appearing in the definitive Proxy Statement at Exhibit 99 under the caption "Independent Public Accountants" to the Annual Meeting of Security Holders to be held April 18, 1995 is incorporated herein by reference in response to this item.

Part III

Item 10-Directors and Executive Officers of the Registrant

     Information appearing in the definitive Proxy Statement at Exhibit 99 under the caption "Information as to Nominees, Directors and Executive Officers" and "Principal Officers" to the Annual Meeting of Security Holders to be held April 18, 1995 is incorporated herein by reference in response to this item.

Item 11-Executive Compensation

     Information appearing in the definitive Proxy Statement at Exhibit 99 under the caption "Remuneration of Officers and Directors" related to the Annual Meeting of Security Holders to be held April 18, 1995 is incorporated herein by reference in response to this item.

Item 12-Security Ownership of Certain Beneficial Owners and Management

     Information appearing in the definitive Proxy Statement at Exhibit 99 under the caption "Principal Beneficial Owners of the Corporation's Stock" related to the Annual Meeting of Security Holders to be held April 18, 1995 is incorporated herein by reference in response to this item.


Item 13-Certain Relationships and Related Transactions

     Information appearing in the definitive Proxy Statement at Exhibit 99 under the caption "Certain Transactions" related to the Annual Meeting of Security Holders to be held April 18, 1995 is incorporated herein by reference in response to this item.

Part IV

Item 14-Exhibits, Financial Statement Schedules and Reports on Form 8-K Documents Filed as Part of this Report:

14(a)1-Financial Statements. The following consolidated financial statements of Citizens Financial Services, Inc. and subsidiary included in the 1994 Annual Report are incorporated by reference in Item 8:

     Consolidated Balance Sheet as of December 31, 1994 and 1993
     Consolidated Statement of Income for the Years Ended
       December 31, 1994, 1993 and 1992
     Consolidated Statement of Changes in Stockholders' Equity for the
       Years Ended December 31, 1994, 1993 and 1992
     Consolidated Statement of Cash Flows for the Years
       Ended December 31, 1994, 1993 and 1992
     Notes to Consolidated Financial Statements

      Report of Independent Certified Public Accountants

14(a)2-Financial Statement Schedules. The following consolidated financial statement schedules of Citizens Financial Services, Inc. and subsidiary are incorporated by reference in Item 8:

      None

     All other schedules for which provision is made in applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions and are inapplicable, and therefore have been omitted.

14(a)3-Exhibits:

     (3)(i)    - Articles of Incorporation of the Corporation, filed as
               Exhibit 3A of the registration statement on Form S-14 and have not changed, incorporated herein by reference

     (3)(ii)(a) - By-laws of the Corporation, filed as Exhibit 3B of the registration statement on Form S-14, incorporated herein by reference

     (3)(ii)(b) - By-laws of the Corporation, as amended and filed with December 31, 1991 Form 10-K, incorporated herein by reference

     (4) - Instruments Defining the Rights of Security Holders as filed in the registration statement on Form S-14 are incorporated herein by reference thereto.

    (13)       - Annual Report to Stockholders for the year ended December
               31, 1994.

    (16) - Letter re: change in certifying accountants - Information appearing in the definitive Proxy Statement at Exhibit 99 under the caption "Independent Public Accountants" to the Annual Meeting of Security Holders to be held April 18, 1995 is incorporated herein by reference in response to this item.

    (21)       - Subsidiaries of Citizens Financial Services, Inc.

    (23)       - Opinions of Independent Accountants

    (27)       - Financial Data Schedule

    (99) - Definitive Proxy Statement, notice of meeting, and form of proxy for the Annual Meeting to be held April 18, 1995, previously filed with the Commission and incorporated herein by reference.

14(b)-No current report on Form 8-K was filed by the Registrant during the fourth quarter of the 1994 fiscal year.

14(c)-The exhibits required by this Item are listed under Item 14(a) above.

14(d)-Not applicable.

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Citizens Financial Services, Inc.
    (Registrant)

    /s/ Richard E. Wilber                      /s/ Thomas C. Lyman
    By: Richard E. Wilber                      By: Thomas C. Lyman
    President, Chief Executive Officer         Treasurer
    (Principal Executive Officer)              (Principal Financial &
                                                Accounting Officer)

    Date: March 21, 1995                       Date: March 21, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity                                             Date

/s/ Richard E. Wilber                                        March 21, 1995
Richard E. Wilber, President, Chief Executive Officer, Director
(Principal Executive Officer)

___________________________________
Robert E. Dalton, Director

/s/ Carol J. Bond                                            March 21, 1995
Carol J. Bond, Director

/s/ Lowell Coolidge                                          March 21, 1995
Lowell Coolidge, Director

/s/ Rudolph J. van der Hiel                                  March 21, 1995
Rudolph J. van der Hiel, Director

/s/ John Novak                                               March 21, 1995
John Novak, Director

/s/ Bruce L. Adams                                           March 21, 1995
Bruce L. Adams, Director

/s/ William D. Van Ettan                                     March 21, 1995
William D. Van Ettan, Director

/s/ Larry Croft                                              March 21, 1995
Larry Croft, Director

/s/ Robert J. Landy                                          March 21, 1995
Robert J. Landy, Director

/s/ Thomas C. Lyman                                          March 21, 1995
Thomas C. Lyman, Treasurer
(Principal Financial and Accounting Officer)

                         LIST OF ATTACHED EXHIBITS

13   Annual Report to Stockholders for the year ended December 31, 1994.

21   Subsidiaries of Citizens Financial Services, Inc.

23   Opinions of Independent Accountants

27   Financial Data Schedule