Form 10-Q
period 1995-03-31
CITIZENS FINANCIAL SERVICES INC
filed 1995-05-15
CIK 739421

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.   20549
                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                                    or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

     Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No_____

     The number of shares outstanding of the Registrant's Common Stock, as of April 26, 1995, 1,334,543 shares of Common Stock, par value $1.00.

                      Citizens Financial Services, Inc.

                                  Form 10-Q

                                    INDEX

                                                                       Page

Part I    FINANCIAL INFORMATION (UNAUDITED)

Item 1-Financial Statements


     Consolidated Balance Sheet as of March 31, 1995 and
       December 31, 1994                                                  1

     Consolidated Statement of Income for the
       Three months Ended March 31, 1995 and 1994                         2

     Consolidated Statement of Cash Flows for the Three months Ended
       March 31, 1995 and 1994                                            3

     Notes to Consolidated Financial Statements                           4

Item 2-Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                       4-10

Part II   OTHER INFORMATION AND SIGNATURES

Item 1-Legal Proceedings                                                 11

Item 2-Changes in Securities                                             11

Item 3-Defaults upon Senior Securities                                   11

Item 4-Submission of Matters to a Vote of Security Holders               11

Item 5-Other Information                                                 11

Item 6-Exhibits and Reports on Form 8-K                                  11

       Signatures                                                        12

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
        (UNAUDITED)

                                                  March 31,    December 31,
                                                    1995           1994

ASSETS:
Cash and due from banks:
  Noninterest-bearing                          $  5,269,512   $  5,479,295
  Interest-bearing                                   46,342         32,005
Total cash and cash equivalents                   5,315,854      5,511,300

Available-for-sale securities                    15,003,258     14,639,874
Held-to-maturity securities (estimated
  market value 1995, $48,027,000;
  December 31, 1994, $47,897,000)                48,679,966     49,617,504
Loans (net of allowance for possible loan
  losses 1995, $1,772,374; December 31, 1994,
  $1,721,343)                                   155,158,320    154,847,712
Foreclosed assets held for sale                     253,131        167,969
Premises and equipment                            4,065,135      4,123,658
Accrued interest receivable and other assets      3,831,827      3,628,671
TOTAL ASSETS                                   $232,307,491   $232,536,688

LIABILITIES:
Deposits:
  Noninterest-bearing                          $ 13,760,342   $ 14,494,727
  Interest-bearing                              186,977,489    179,983,170
Total deposits                                  200,737,831    194,477,897

Borrowed funds                                    9,171,792     16,030,406
Accrued interest payable                          1,295,171      1,691,646
Dividends payable                                         0        547,163
Other liabilities                                 1,342,451        886,444
TOTAL LIABILITIES                               212,547,245    213,633,556

STOCKHOLDERS' EQUITY:
Common Stock
  $1.00 par value; authorized 2,000,000 shares;
  issued and outstanding 1,334,543 in
  1995 and December 31, 1994                      1,334,543      1,334,543
Additional paid-in capital                        6,224,579      6,224,579
Retained earnings                                12,316,648     11,708,435
TOTAL                                            19,875,770     19,267,557
Unrealized holding losses on
  available-for-sale securities                    (115,524)      (364,425)
TOTAL STOCKHOLDERS' EQUITY                       19,760,246     18,903,132
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $232,307,491   $232,538,688

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
         (UNAUDITED)                                 Three Months Ended
                                                          March 31,
                                                     1995          1994
INTEREST INCOME:
Interest and fees on loans                       $3,552,760     $2,981,554
Interest on interest-bearing deposits
   with banks                                           495          8,113
Interest and dividends on investments:
    Taxable                                       1,005,650        978,869
    Nontaxable                                       52,425         96,088
    Dividends                                        17,165         16,533

Total interest and dividends on investments       1,075,240      1,091,490

TOTAL INTEREST INCOME                             4,628,495      4,081,157

INTEREST EXPENSE:
Interest on deposits                              2,109,416      1,778,689
Interest on borrowed funds                          203,737         50,200

TOTAL INTEREST EXPENSE                            2,313,153      1,828,889

NET INTEREST INCOME                               2,315,342      2,252,268

Provision for possible loan losses                   50,000         75,000
NET INTEREST INCOME AFTER PROVISION FOR
  POSSIBLE LOAN LOSSES                            2,265,342      2,177,268

OTHER OPERATING INCOME:
Service charge income                               163,339        154,346
Trust income                                         76,542         63,163
Other income                                         47,220         58,797
Realized securities gains, net                        4,700         43,527

TOTAL OTHER OPERATING INCOME                        291,801        319,833

OTHER OPERATING EXPENSES:
Salaries and employee benefits                      807,990        760,738
Occupancy expenses                                  108,250        115,754
Furniture and equipment expenses                    139,747        142,540
FDIC insurance expense                              110,849        108,260
Other expenses                                      542,094        477,537

TOTAL OTHER OPERATING EXPENSES                    1,708,930      1,604,829

Income before provision for income taxes            848,213        892,272
Provision for income taxes                          240,000        270,000

NET INCOME                                       $  608,213     $  622,272

Earnings per share                               $     0.46     $     0.47

Weighted average number of shares outstanding     1,334,543      1,334,543

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
       (UNAUDITED)                                   Three months Ended
                                                           March 31,
                                                     1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $   608,213    $   622,272
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for possible loan losses               50,000         75,000
    Provision for depreciation                      107,388        107,860
    Amortization and accretion of
      investment securities                          55,609         28,213
    Deferred income taxes                            (8,229)       (40,198)
    Realized gains on securities                     (4,700)       (43,527)
    Realized gains on loans sold                     (2,155)        (7,261)
    Gain on sales or disposals of premises
      and equipment                                       0         (2,139)
    (Gain) loss on sale of foreclosed assets
      held for sale                                       0        (16,737)
    (Increase) decrease in accrued
      interest receivable and other assets         (323,149)       203,434
    Increase (decrease) in accrued
      interest payable and other liabilities         59,531        (79,763)
      Net cash provided by operating activities     542,508        847,154

CASH FLOWS FROM INVESTING ACTIVITIES:
  Available-for-sale securities:
   Proceeds from sales of securities                      0      2,044,258
   Purchase of securities                                 0     (3,002,812)
  Held-to-maturity securities:
   Proceeds from maturity and principal
    repayments of securities                        941,068      1,385,209
   Purchase of securities                           (40,700)    (1,589,994)
  Net increase in loans                            (443,615)      (754,697)
  Capital expenditures                              (48,865)       (67,598)
  Proceeds from sales of premises and equipment           0          2,214
   Proceeds from sale of foreclosed assets held
     for sale                                             0         16,737
      Net cash provided (used) by investing
         activities                                 407,888     (1,966,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits             6,259,934       (910,545)
  Proceeds from long-term borrowings                440,358        186,524
  Repayments of long-term borrowings                (75,369)             0
  (Decrease) increase in short-term borrowed
    funds                                        (7,223,602)     1,385,704
  Dividends paid                                   (547,163)      (515,536)
      Net cash provided (used) by financing
        activities                               (1,145,842)       146,147
      Net decrease in cash and cash equivalents    (195,446)      (973,382)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  5,511,300      5,612,269
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 5,315,854    $ 4,638,887

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation

     The consolidated financial statements include the accounts of Citizens Financial Services, Inc. and its wholly-owned subsidiary, First Citizens National Bank (the "Bank"), (collectively, the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

     The accompanying interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1995, and the results of operations for the interim periods presented. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings per Share

     Earnings per share calculations give retroactive effect to stock dividends declared by the Company. The number of shares used in the earnings per share and dividends per share calculation was 1,334,543 for 1995 and 1994.

Note 3 - Standby Letters of Credit

     Outstanding standby letters of credit amounted to $607,000 and $1,117,000 at March 31, 1995 and December 31, 1994, respectively.

Note 4 - Repurchase Agreements

     As of March 31, 1995, the Company had no repurchase agreements that exceeded 10% of stockholders' equity.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods indicated in the accompanying consolidated financial statements.

Financial Condition

     For the three month period ended March 31, 1995, the assets of the Company have decreased by $.2 million versus an increase of $.3 million in 1994.

     Net loan growth was $.3 million for the current period, slightly less than the $.7 million increase in 1994. Total investments decreased $.6 million compared to an increase of $.9 million in 1994.

     Total investments decreased a modest $.6 million during the period compared to an increase of $.6 million in 1994. During 1994 U. S. Treasury securities, held in the available-for-sale category, totaling $2 million with maturities within one year were sold and reinvested in similar securities with maturities of 4 to 6 years. Also during 1994 an additional $2.5 million
U. S. Treasury securities were purchased in the 4 to 6 year maturities and classified as held-for-sale.

     Cash and cash equivalents decreased $.2 million in 1995 compared to a decrease of $1 million in 1994.

     The Company's loan growth during 1994 and 1995 stems from its commitment to the local communities and servicing their needs. The primary concentration of loans continues to be in residential real estate-consisting of loans to purchase and improve real estate, debt consolidation and home equity lines of credit. Loan demand has slowed during the last 6 months because of the approximately 300 basis point increase in interest rates during 1994 with only a slight decline during the first quarter of 1995.

     During the remainder of 1995, management expects that loan demand will continue to be slow as interest rates remain high nationwide and in the local market area.

     The loan portfolio consists of the following (in thousands):
                                    March 31,     December 31,     March 31,
                                      1995            1994           1994

Real estate loans - residential     $ 97,522       $ 98,630       $ 92,841
Real estate loans - commercial        22,729         21,915         17,758
Real estate loans - agricultural       7,020          7,125          6,483
Loans to individuals for household,
  family and other purchases          12,430         11,886         11,724
Commercial and other loans            10,220         10,285          9,401
State and political
  subdivision loans                    7,500          7,303          5,528
                                     157,421        157,144        143,735
Less: unearned income on loans           490            575          1,065
Loans net of unearned income        $156,931       $156,569       $142,670

     Deposits increased by $6.3 million or 3.2% during the first quarter of 1995 versus a decrease of $.9 million in 1994. The creation of some promotional certificates of deposit with attractive rates resulted in the deposit growth for 1995.

     As discussed in the Management's Discussion and Analysis section of the 1994 annual report, during 1994 the rate paid on certificates of deposit increased more rapidly that the rates paid on NOW and savings accounts. This trend, which continued into 1995, increased the growth of certificates of deposit and offset the decrease in NOW and savings accounts.

     Borrowed funds decreased by a repayment of $6.9 million during 1995 (made possible by the deposit growth discussed above) compared to an increase of $1.6 million in 1994. This decrease was the result of a repayment of the short term borrowing from the Federal Home Loan Bank. The Company's daily cash requirements are now being met by using the financial instruments available through the Federal Home Loan Bank rather than using federal funds market. A modest increase in loan demand as well as a significant increase in deposits for this period resulted in the decrease in short term borrowing.

Capital

     The Company has computed its risk-based capital ratios as follows (dollars in thousands):
                                                   March 31,   December 31,
                                                     1995           1994

Tier I - Total stockholders' equity                $ 19,760       $ 18,903
Less:  Unrealized holding (losses) gains
     on available-for-sale securities                  (116)          (364)
                                                   ------------------------

Tier I, net                                          19,876         19,267
Tier II - Allowance for loan losses(1)                1,622          1,625
                                                   ------------------------
  Total qualifying capital                         $ 21,498       $ 20,892
                                                   ========================
Risk-adjusted on-balance sheet assets              $123,018       $123,077
Risk-adjusted off-balance sheet
     exposure (2)                                     6,768          6,956
                                                   ------------------------
  Total risk-adjusted assets                       $129,786       $130,033
                                                   ========================

                                                   March 31,   December 31,
                                                     1995          1994
Ratios:

Tier I risk-based capital ratio                        15.3%          14.8%
Federal minimum required                                4.0            4.0

Total risk-based capital ratio                         16.6%          16.1%
Federal minimum required                                8.0            8.0

Leverage ratio (3)                                      8.6%           8.6%
Federal minimum required                                4.0            4.0

(1) Allowance for loan losses is limited to 1.25% of total risk-adjusted assets.
(2) Off-balance sheet exposure is caused primarily by standby letters of credit and loan commitments with a remaining maturity exceeding one year. These obligations have been converted to on-balance sheet credit equivalent amounts and adjusted for risk.
(3)  Tier I capital divided by average total assets.


Results of Operations

     Net income for the three month period ending March 31, 1995 was $608,000 a decrease of $14,000 over the 1994 related period. Earnings per share was $.46 during the first three months of 1995 compared to $.47 during the 1994 period.

     Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income for the 1995 period, after provision for possible loan losses, was $2,265,000 an increase of $88,000 or

4% compared to an increase of $185,000 or 9.3% during the same time period in 1994. Interest earning assets, not based on a tax-equivalent basis, was 8.43% and 8.08% (8.57% and 8.23% tax adjusted) in the first three months of 1995 and 1994, respectively, which resulted in a decrease of 35 basis points. The cost of funds was 4.77% and 4.08% in the three months of 1995 and 1994, respectively, as deposit costs increased 69 basis points. During the first quarter of 1995, savings and NOW accounts were effected by the upward pressure in interest rates as well as certificates of deposit. This trend reflects the general increase in interest rates that occurred during 1994 and the first quarter of 1995 resulted in a decrease in the net interest spread of 35 basis points (tax adjusted).

     As describe above, the Company has experienced a narrowing of it's margin during the first quarter of 1995 as has a number of the banks competing in the same market area. Upward pressure in the cost of funds is expected in the near future. The Company continues to review various pricing strategies to enhance deposit growth without margin compression.

     Provision for possible loan losses decreased $25,000 to $50,000 in 1995, compared to a provision of $75,000 in the same three month period of 1994. This decrease was appropriate given management's quarterly review of the allowance for loan and lease losses which is based on the following information; migration analysis of delinquent and non-accrual loans, estimated future losses on loans, recent review of large problem credits, local economic conditions, historical loss experience, OCC qualitative adjustments and peer comparisons.

     Other operating income decreased by $28,000, primarily due to a decrease in other income of $12,000. There was $5,000 realized securities gains during 1995 as compared to realized gains of $44,000 in 1994 resulting in a net decrease of $39,000.

     Other operating expense was $1,709,000 in the first three months of 1995 which reflected an increase of $104,000 or 6.5% over the 1994 period. Salaries and benefits increased 6.2% or $47,000 for the current three month period reflecting normal merit increases when compared to the same period in 1994. Occupancy expense decreased by $8,000 or 6.5% and furniture and equipment expenses remained nearly the same as 1994. Federal Deposit Insurance Corporation(FDIC) insurance expense increased by $3,000 or 2.3%. Other expenses increased $65,000 or 13.5% in the three months of 1995 over the 1994 related period representing an increase in postage, recruitment and marketing costs.

     The FDIC (Federal Deposit Insurance Corporation) is currently evaluating a significant premium reduction that may begin as early as September 1995.

     The provision for income taxes was $240,000 during the first three months of 1995 compared to $270,000 during the 1994 related period. Income before taxes decreased $30,000 in the 1995 period as compared to the same time period in 1994.

Liquidity

     Liquidity is a measure of the Company's ability to efficiently meet normal cash flow requirements of both borrowers and depositors. In order to maintain proper liquidity, the Company uses funds management policies along with its investment policies to assure it can meet its financial obligations to depositors, credit customers and shareholders. Liquidity is needed to meet depositors' withdrawal demands, extend credit to meet borrowers' needs, provide funds for normal operating expenses and cash dividends, as well as fund other capital expenditures. Management projected that capital expenditures for 1995 would increase approximately $495,000 for optical check imaging and needed renovations to branches and capital expenditures to keep pace with current technology requirements. During the first three months of 1995 $49,000 was expended as compared to capital acquisitions of $68,000 during the same period in 1994.

     Management is currently renting three properties as a temporary solution to the space limitations it has experienced at the main office. Efforts are continuing to evaluate various long term alternatives.

     Liquidity is achieved primarily by having temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA , federal funds sold and investments which mature in a relatively short time period (such as under one year). The Company also maintains a credit line with the Federal Home Loan Bank as an additional source of liquidity.

     The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances.An asset or liability is considered to be interest-sensitive if the rate it yields or bears is subject to change within a predetermined time period. If interest-sensitive assets exceeds interest-sensitive liabilities during a prescribed time period, a positive gap results. Conversely, when interest-sensitive liabilities exceeds interest-sensitive assets during a time period, a negative gap results.

     A positive gap tends to indicate that earnings will be impacted favorably if interest rates rise during the period and negatively when interest rates fall during the time period. A negative gap tends to indicate that earnings will be effected inversely to interest rate changes. In other words, as interest rates fall, a negative gap should tend to produce a positive effect on earnings and when interest rates rise, a negative gap should tend to affect earnings negatively.

     The primary components of interest-sensitive assets include adjustable rate loans and investments, loan repayments, investment maturities and money market investments. The primary components of interest-sensitive liabilities include maturing certificates of deposit, money market deposits, savings deposits, N.O.W. accounts and short-term borrowing.

     The Company's six-month asset/liability position at March 31, 1995, was asset sensitive, with a dollar gap of $8.7 million or 1.10, while at December 31, 1994 the Company's liability sensitivity was at $(9.6) million or .91. Management was able to move to within its policy range (positive 1.25 to negative .75) by the selection of assets to be purchased and the pricing of liabilities acquired.

     Gap analysis does not necessarily indicate the precise impact of specific interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. In addition, assets and liabilities within the same period may, in fact, reprice at different times and at different rate levels.

     Another method used the by Company to measure the impact of interest rate changes on net interest income is to simulate the potential effects of changing interest rates through computer modeling. The Company is then able to evaluate strategies which would include an acceleration of a deposit rate reduction or rate increase and the related repricing strategies for loans.

Credit Quality Risk

     The following table identifies amounts of loan losses and nonperforming loans. Past due loans are those which were contractually past due 90 days or more as to interest or principal payments.

                                          March 31,                      December 31,
                                                       -----------------------------------------------
                                            1995          1994        1993         1992        1991
     (dollars in thousands)

Loans in nonaccrual status                $  1,300     $  1,557     $  1,566     $    689     $    154
Accrual loans - 90 days or
  more past due                                124          267          418          439          977

     Total non-performing loans           $  1,424     $  1,824     $  1,984     $  1,128     $  1,131

Other real estate owned                   $    253     $    168     $    231     $    330     $    188

Loans outstanding at end of period        $156,931     $156,569     $141,907     $129,527     $121,743

Nonperforming loans as percent
  of total loans                              .91%        1.16%        1.40%         .87%         .87%

Provision for possible loan losses        $  1,772     $  1,721     $  1,516     $  1,201     $    906

Net charge-offs                           $    (1)     $     50     $      0     $    119     $     88

Provision for possible loan losses as
  percent of loans outstanding               1.13%        1.10%        1.07%         .93%         .82%

Total non-performing assets as a
  percent of loans, net of unearned
  income, and foreclosed assets held
  for sale                                   1.07%        1.27%        1.56%        1.12%        1.08%

Transactions in the allowance for possible loan losses were as follows (in thousands):

                                         At March 31,     Years Ended December 31,
                                            1995        1994         1993         1992

Balance, beginning of year                $ 1,721      $1,516       $1,201       $  996
Provision charged to income                    50         255          315          324
Recoveries on loans previously
charged against the allowance                   1          18           71           32

                                            1,772       1,789        1,587        1,352
Loans charged against the allowance             0         (68)         (71)        (151)

Balance, end of year                      $ 1,772      $1,721       $1,516       $1,201

General

     The Reigle Community Development and Regulatory Improvement Act which was signed into law on September 23, 1994 included a reduction in the regulatory burden of the banking industry. Management believes that the effect of the provisions of this legislation on liquidity, capital resources, and the results of operations of the company will be immaterial.

     Aside from those matters described above, management does not believe that there are any trends or uncertainties which would have a material impact on future operating results, liquidity or capital resources nor is it aware of any current recommendations by the regulatory authorities which if they were to be implemented would have such an effect, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have and in the future may have a negative impact on the company's results of operations.

     In May, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," which was adopted by the Company January 1, 1995. SFAS 114 applies to loans other than groups of smaller-balance homogenous loans (generally consumer loans) that are collectively evaluated for impairment. The standard requires that impairment of such loans be measured generally based on the present value of expected future principal and interest cash flows, discounted at the loan's effective interest rate, and that a valuation allowance related to those impaired loans be established. Under SFAS 114, a loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due. Presently, credit losses on all loans are accounted for through the allowance for credit losses, which is maintained at a level adequate to absorb losses inherent in the portfolio.

     In October, 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" an amendment of SFAS No. 114. This statement amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans and the disclosure requirements regarding the recorded investment in certain impaired loans and how a creditor recognizes interest income related to those impaired loans. The Company has no loans meeting the definition of impairment as of March 31, 1995. The effect of adopting the new standards did not have a significant impact on earnings, capital, etc.

PART II - OTHER INFORMATION AND SIGNATURES

Item 1 - Legal Proceedings

      Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Company. Any pending proceedings are ordinary, routine litigation incidental to the business of the Company and its subsidiary. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company and its subsidiary by government authorities.

Item 2 - Changes in Securities - Nothing to report.

Item 3 - Defaults Upon Senior Securities - Nothing to report.

Item 4 - Submission of Matters to a Vote of Security Holders:

     Results of the voting at the Annual Meeting of Shareholders April 18, 1995:

          1.  Election of Class 2 Directors whose term will expire in 1998:

                                         For      Withhold Authority

            Robert E. Dalton          1,071,995        22,085
            John E. Novak             1,063,824        30,256
            Rudolph J. van der Heil   1,067,969        26,111
            Robert J. Landy           1,071,308        22,772

          2. Proposal to amend Article 4 of the Corporation's amended Articles of Incorporation to increase the number of authorized shares, from 2,000,000 shares to 5,000,000 shares.

          1,051,184 FOR       14,350 AGAINST      28,543 ABSTAIN

     Current Class 1 Directors whose term expires in 1996:

          Carol J. Bond
          R. Lowell Coolidge
          Richard E. Wilber
          John M. Thomas, M.D.
          Larry J. Croft

     Current Class 3 Directors whose term expires in 1997:

          Bruce L. Adams
          William D. Van Etten

Item 5 - Other Information - Nothing to report.

Item 6 - Exhibits and reports on Form 8-K.

         (a) Exhibits - None.

         (b) Reports - None.

                                 Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.









                                 Citizens Financial Services, Inc.
                                 (Registrant)


May 10, 1995                     /s/ Richard E. Wilber
                                 -------------------------------------
                                 By: Richard E. Wilber
                                 President and Chief Financial Officer
                                 (Principal Executive Officer)





May 10, 1995                     /s/ Thomas C. Lyman
                                 -------------------------------------
                                 By: Thomas C. Lyman
                                 Treasurer
                                 (Principal Financial &
                                  Accounting Officer)