Form 10-Q
period 1995-06-30
CITIZENS FINANCIAL SERVICES INC
filed 1995-08-09
CIK 739421

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549
                                  FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                                      or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________ to ______________________

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

     Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No_____

     The number of shares outstanding of the Registrant's Common Stock, as of August 1, 1995, 1,347,323 shares of Common Stock, par value $1.00.

                      Citizens Financial Services, Inc.

                                  Form 10-Q

                                    INDEX

                                                                          Page
Part I    FINANCIAL INFORMATION (UNAUDITED)

Item 1-Financial Statements

     Consolidated Balance Sheet as of June 30, 1995 and
       December 31, 1994                                                     1

     Consolidated Statement of Income for the
       Three Months and Six Months Ended June 30, 1995 and 1994              2

     Consolidated Statement of Cash Flows for the Six Months Ended
       June 30, 1995 and 1994                                                3

     Notes to Consolidated Financial Statements                              4

Item 2-Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                          5-12

Part II   OTHER INFORMATION AND SIGNATURES

Item 1-Legal Proceedings                                                    13

Item 2-Changes in Securities                                                13

Item 3-Defaults upon Senior Securities                                      13

Item 4-Submission of Matters to a Vote of Security Holders                  13

Item 5-Other Information                                                    13

Item 6-Exhibits and Reports on Form 8-K                                     13

       Signatures                                                           14

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
      (UNAUDITED)

                                               June 30,         December 31,
                                                 1995               1994

ASSETS:
Cash and due from banks:
  Noninterest-bearing                       $  5,446,860       $  5,479,295
  Interest-bearing                               800,772             32,005
Total cash and cash equivalents                6,247,632          5,511,300

Available-for-sale securities                 16,491,004         14,639,874
Held-to-maturity securities (estimated market
 value 1995, $49,897,000;
 December 31, 1994, $47,897,000)              49,222,794         49,617,504
Loans (net of allowance for possible loan
 losses 1995, $1,780,942;
 December 31, 1994, $1,721,343)              154,677,229        154,847,712
Foreclosed assets held for sale                  271,794            167,969
Premises and equipment                         4,207,522          4,123,658
Accrued interest receivable and other assets   3,764,481          3,628,671
TOTAL ASSETS                                $234,882,456       $232,536,688

LIABILITIES:
Deposits:
  Noninterest-bearing                       $ 14,724,358       $ 14,494,727
  Interest-bearing                           190,953,750        179,983,170
Total deposits                               205,678,108        194,477,897

Borrowed funds                                 6,063,494         16,030,406
Accrued interest payable                       1,350,359          1,691,646
Dividends payable                                573,799            547,163
Other liabilities                              1,100,915            886,444
TOTAL LIABILITIES                            214,766,675        213,633,556

STOCKHOLDERS' EQUITY:
Common Stock
  $1.00 par value; authorized 5,000,000 shares
  in 1995; and 2,000,000 in 1994; issued
  and outstanding 1,347,323 and
  1,334,323 shares in 1995
  and 1994, respectively                       1,347,323          1,334,543
Additional paid-in capital                     6,512,129          6,224,579
Retained earnings                             12,089,172         11,708,435
TOTAL                                         19,948,624         19,267,557
Unrealized holding gains (losses) on
  available-for-sale securities                  167,157           (364,425)
TOTAL STOCKHOLDERS' EQUITY                    20,115,781         18,903,132
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $234,882,456       $232,536,688


The accompanying notes are an integral part of these financial statements.

  CITIZENS FINANCIAL SERVICES, INC.
  CONSOLIDATED STATEMENT OF INCOME
         (UNAUDITED)

                                                      Three Months Ended             Six Months Ended
                                                            June 30                       June 30
                                                        1995         1994            1995          1994
  INTEREST INCOME:
  Interest and fees on loans                        $3,662,519    $3,065,410    $ 7,215,279    $6,046,965
  Interest on interest-bearing deposits with banks      24,045        15,074         24,539        23,187
  Interest and dividends on investments
      Taxable                                        1,020,337     1,007,692      2,025,988     1,986,561
      Nontaxable                                        49,756        63,325        102,180       159,413
      Dividends                                         19,355        15,514         36,521        32,047

  Total interest and dividends on investments        1,089,448     1,086,531      2,164,689     2,178,021


  TOTAL INTEREST INCOME                              4,776,012     4,167,015      9,404,507     8,248,173

  INTEREST EXPENSE:
  Interest on deposits                               2,337,035     1,813,499      4,446,451     3,592,188
  Interest on borrowed funds                            98,753        64,546        302,490       114,747

  TOTAL INTEREST EXPENSE                             2,435,788     1,878,045      4,748,941     3,706,935

  NET INTEREST INCOME                                2,340,224     2,288,970      4,655,566     4,541,238
  Provision for possible loan losses                    37,500        60,000         87,500       135,000

  NET INTEREST INCOME AFTER PROVISION FOR
      POSSIBLE LOAN LOSSES                           2,302,724     2,228,970      4,568,066     4,406,238

  OTHER OPERATING INCOME:
  Service charge income                                184,748       192,668        348,087       347,014
  Trust income                                          49,071        39,126        125,613       102,288
  Other income                                         100,136        61,615        147,357       120,412
  Realized securities gains, net                             0        19,820          4,700        63,347

  TOTAL OTHER OPERATING INCOME                         333,955       313,229        625,757       633,061

  OTHER OPERATING EXPENSES:
  Salaries and employee benefits                       801,136       743,512      1,609,126     1,504,249
  Occupancy expenses                                   106,968        88,390        215,218       204,144
  Furniture and equipment expenses                     150,064       151,792        289,812       294,332
  FDIC insurance expense                               110,849       108,260        221,698       216,520
  Other expenses                                       564,455       506,298      1,106,549       983,835

  TOTAL OTHER OPERATING EXPENSES                     1,733,472     1,598,252      3,442,403     3,203,080

  Income before provision for income taxes             903,207       943,947      1,751,420     1,836,219
    Provision for income taxes                         256,554       290,000        496,554       560,000

  NET INCOME                                        $  646,653    $  653,947    $ 1,254,866   $ 1,276,219

  Earnings per share                                     $0.48         $0.49          $0.93         $0.95
  Cash dividend declared                                 $0.42         $0.40          $0.42         $0.40

  Weighted average number of shares outstanding      1,347,323     1,347,323      1,347,323     1,347,323

  The accompanying notes are an integral part of these financial statements.
                                        2
<PAGE)
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
     (UNAUDITED)
                                                      Six Months Ended
                                                           June 30

CASH FLOWS FROM OPERATING ACTIVITIES:                 1995           1994
  Net income                                      $ 1,254,866    $ 1,276,219
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for possible loan losses                 87,500        135,000
    Provision for depreciation                        224,456        219,063
    Amortization and accretion of investment
     securities                                       113,622         82,878
    Deferred income taxes                             (19,461)       (63,992)
    Realized gains on securities                       (4,700)       (63,347)
    Realized gains on loans sold                      (13,377)        (7,310)
    Gain on sales or disposals of premises
     and equipment                                          0         (2,132)
    Gain on sale of foreclosed assets held for sale   (45,306)       (33,619)
    (Increase) decrease in accrued
      interest receivable and other assets           (390,195)       315,977
    Decrease in accrued
      interest payable and other liabilities         (126,817)      (430,500)

      Net cash provided by operating activities     1,080,588      1,428,237

CASH FLOWS FROM INVESTING ACTIVITIES:
  Available-for-sale securities:
   Proceeds from sales of securities                        0      3,063,398
   Purchase of securities                          (1,074,688)    (3,002,813)
  Held-to-maturity securities:
   Proceeds from maturity and principal
    repayments of securities                        2,467,973      1,839,661
   Purchase of securities                          (2,153,200)    (5,444,056)
  Net increase in loans                              (114,557)    (4,441,955)
  Capital expenditures                               (308,320)      (279,098)
  Proceeds from sales of premises and equipment             0          3,564
  Proceeds from sale of foreclosed assets held
   for sale                                           152,400         33,619

      Net cash used by investing activities        (1,030,392)    (8,227,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                         11,200,211        782,744
  Proceeds from long-term borrowings                  739,098        197,693
  Repayments of long-term borrowings                  (75,369)             0
  Net (decrease) increase in short-term
   borrowed funds                                 (10,630,641)     5,260,546
  Dividends paid                                     (547,163)      (515,536)

      Net cash provided by financing activities       686,136      5,725,447
      Net increase (decrease) in cash and
       cash equivalents                               736,332     (1,073,996)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    5,511,300      5,612,269

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 6,247,632    $ 4,538,273

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

     The accompanying interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1995, and the results of operations for the interim periods presented. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     The results of operations for the six months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings per Share

     Earnings per share calculations give retroactive effect to stock dividends declared by the Company. The number of shares used in the earnings per share and dividends per share calculation was 1,347,323 for 1995 and 1994.

Note 3 - Impaired Loans

     On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No.114 ("SFAS No. 114"), "Accounting for Certain Investments in Debt and Equity Securities." The statement establishes accounting measurement, recognition, and reporting standards for impaired loans. SFAS 114 provides that a loan is impaired when, based on current information and events, it is probable that the creditor will be unable to collect all amounts due according to the contractual terms (both principal and interest). SFAS 114 requires that when a loan is impaired, impairment should be measured based on the present value of the expected cash flows, discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. The value of the loan is adjusted through a valuation allowance created though a charge against income. Residential mortgages, consumer installment obligations and credit cards are excluded.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods indicated in the accompanying consolidated financial statements.

Financial Condition

     For the six month period ended June 30, 1995, the assets of the Company have increased by $2.4 million versus an increase of $5.9 million in 1994.

     Net loans decreased by $.2 million for the current period as compared to the $4.2 million increase in 1994. Lower loan demand because of the higher interest rates was the primary reason for the stagnant loan growth. Total investments increased $1.5 million compared to an increase of $2.5 million in 1994.

     During 1995, corporate securities in the held-to-maturity category, totaling $2 million, matured. $3 million U. S Treasury securities were purchased with 6 year maturities ($2 million in the held-to-maturity category and $1 million in the available-for-sale category).

     Cash and cash equivalents increased $.7 million in 1995 compared to a decrease of $1.1 million in 1994.

     The Company's loan growth during 1994 stemmed from low interest rates and its commitment to the local communities and servicing their needs. The primary concentration of loans continues to be in residential real estate-consisting of loans to purchase and improve real estate, debt consolidation and home equity lines of credit. Loan demand was weak during the last 6 months of 1994 because of the approximately 300 basis point increase in interest rates. A slight decline in interest rates during the first half of 1995 has had little positive impact on the demand for residential real estate loans.

     During the remainder of 1995, management expects that loan demand will continue to be slow as interest rates are anticipated to decline only slightly nationwide and in the local market area.

     The loan portfolio consists of the following (in thousands):

                                    June 30,      December 31,     June 30,
                                      1995            1994           1994

Real estate loans - residential     $ 97,076        $ 98,630      $  95,862
Real estate loans - commercial        23,490          21,915         18,457
Real estate loans - agricultural       6,529           7,125          5,926
Loans to individuals for household,
  family and other purchases          12,409          11,886         11,427
Commercial and other loans            10,533          10,285         10,020
State and political
  subdivision loans                    6,840           7,303          5,415
                                     156,877         157,144        147,107
Less: unearned income on loans           419             575            854
Loans net of unearned income        $156,458        $156,569        $146,253


     Deposits increased by $11.2 million or 6.1% versus a modest increase of $.8 million in 1994. The creation of some promotional certificates of deposit with attractive rates resulted in the deposit growth for 1995.

     As discussed in the Management's Discussion and Analysis section of the 1994 annual report, during 1994 the rate paid on certificates of deposit increased more rapidly then the rates paid on NOW and savings accounts. This trend, which continued into 1995, increased the growth of certificates of deposit and offset the decrease in NOW and savings accounts.

     Borrowed funds decreased by a repayment of $10 million during 1995 (made possible by the deposit growth discussed above) compared to an increase of $5.5 million in 1994. This decrease was the result of a repayment of the short term borrowing from the Federal Home Loan Bank. The Company's daily cash requirements are now being met by using the financial instruments available through the Federal Home Loan Bank rather than using federal funds market. The modest increase in loan demand as well as a significant increase in deposits for this period resulted in the elimination of short term borrowings.

Capital

     The Company has computed its risk-based capital ratios as follows (dollars in thousands):

                                           June 30,         December 31,
                                             1995               1994

Tier I - Total stockholders' equity       $ 20,116            $ 18,903
Less:  Unrealized holding gains (losses)
     on available-for-sale securities          167                (364)
                                       -----------          ------------
Tier I, net                                 19,949              19,267
Tier II - Allowance for loan losses(1)       1,606               1,625
                                       -----------          ------------
  Total qualifying capital                $ 21,555            $ 20,892
                                       ===========          ============
Risk-adjusted on-balance sheet assets     $122,226            $123,077
Risk-adjusted off-balance sheet
     exposure (2)                            6,273               6,956
                                       -----------          ------------
  Total risk-adjusted assets              $128,499            $130,033
                                       ===========          ============

                                         June 30,           December 31,
Ratios:                                    1995                 1994

Tier I risk-based capital ratio              15.5%               14.8%
Federal minimum required                      4.0                 4.0

Total risk-based capital ratio               16.8%               16.1%
Federal minimum required                      8.0                 8.0

Leverage ratio (3)                            8.5%                8.6%
Federal minimum required                      4.0                 4.0

(1) Allowance for loan losses is limited to 1.25% of total risk-adjusted assets.
(2) Off-balance sheet exposure is caused primarily by standby letters of credit and loan commitments with a remaining maturity exceeding one year. These obligations have been converted to on-balance sheet credit equivalent amounts and adjusted for risk.
(3) Tier I capital divided by average total assets.

     Management does not anticipate that any of the equipment purchase discussed below will have a negative impact on stockholder's equity during 1995.

Results of Operations

     Net income for the six month period ending June 30, 1995 was $1,255,000 a decrease of $21,000 over the 1994 related period. Earnings per share was $.93 during the first six months of 1995 compared to $.95 during the 1994 period.

     Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income for the 1995 period, after provision for possible loan losses, was $4,568,000 an increase of $162,000 or 3.7% compared to an increase of $355,000 or 8.8% during the same time period in 1994.

                 Analysis of Average Balances and Interest Rates (1)

                                June 30, 1995                            June 30, 1994
                           Average                   Average         Average                   Average
                           Balance      Interest      Rate           Balance      Interest     Rate
ASSETS                       $              $           %               $             $          %
Short-term investments:
 Interest-bearing deposits
  in other banks               811          25         6.17%          1,209           23        3.80%
Total short-term investments   811          25         6.17%          1,209           23        3.80%
Investment securities:
  Taxable                   61,935       2,063         6.66%         61,209        2,019        6.60%
  Tax-exempt (3)             2,433         155        12.74%          3,133          241       15.38%
  Total investments         64,368       2,218         6.89%         64,342        2,260        7.02%
Loans:
  Residential mortgage
   loans                    97,092       4,438         9.14%         91,056        3,898        8.56%
  Commercial and farm loans 38,256       1,863         9.74%         31,214        1,292        8.28%
  Loans to State & Political
   Subdivisions              7,242         307         8.48%          5,468          186        6.80%
  Other loans               13,980         697         9.97%         14,809          714        9.64%
  Loans-net of
    discount (2)(3)(4)     156,570       7,305         9.33%        142,547        6,090        8.54%
Total interest-earning
  assets                   221,749       9,548         8.61%        208,098        8,373        8.05%
Cash and due for banks       2,951                                    4,011
Bank premises and equipment  4,083                                    3,959
Available-for-sale
  securities adjustment       (186)                                     (72)
Other assets                 5,113                                    3,185
Total non-interest
  bearing assets            11,961                                   11,083
Total assets               233,710                                  219,181
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  NOW accounts              23,772        286         2.41%          26,760          286        2.14%
  Savings accounts          25,988        330         2.54%          27,615          303        2.19%
  Money Market accounts     21,660        510         4.71%          20,882          311        2.98%
  Certificates of deposit  115,844      3,321         5.73%         103,364        2,692        5.21%
  Total interest-bearing
   deposits                187,264      4,447         4.75%         178,621        3,592        4.02%
Other borrowed funds         9,722        302         6.21%           5,489          115        4.19%
Total interest-bearing
  liabilities              196,986      4,749         4.82%         184,110        3,707        4.03%
Demand deposits             14,189                                   13,874
Other liabilities            3,025                                    2,830
Total non-interest-bearing
  liabilities               17,214                                   16,704
Stockholders' equity        19,510                                   18,367
Total liabilities and
  stockholders' equity     233,710                                  219,181
Net interest income                     4,799                                      4,666
Net interest spread (5)                               3.79%                                     4.02%
Net interest income as
  a percentage of average
  interest-earning assets                             4.33%                                     4.48%
Ratio of interest-earning
  assets to interest-bearing
  liabilities                                         1.13                                      1.13

(1) Averages are based on daily averages.
(2) Includes loan origination and commitment fees.
(3) Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%.
(4) Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

     The yield on earning assets, on a tax-equivalent basis, was 8.61% and 8.05% in the first six months of 1995 and 1994, respectively, which resulted in an increase of 56 basis points. The cost of funds was 4.82% and 4.03% in the six months of 1995 and 1994, respectively, as deposit costs increased 79 basis points. During the first half of 1995, savings and NOW accounts were effected by the upward pressure in interest rates as well as certificates of deposit. This trend reflects the general increase in interest rates that occurred during 1994 and the first half of 1995 which resulted in a decrease in the net interest spread of 23 basis points during the current period.

     As described above, the Company has experienced a narrowing of it's margin during the first half of 1995 as has a number of the banks competing in the same market area. Upward pressure in the cost of funds is expected in the near future. The Company continues to review various pricing strategies to enhance deposit growth without margin compression.

     Provision for possible loan losses decreased $47,500 to $87,500 in 1995, compared to a provision of $135,000 in the same three month period of 1994.
This decrease was appropriate given management's quarterly review of the allowance for loan and lease losses which is based on the following information; migration analysis of delinquent and non-accrual loans, estimated future losses on loans, recent review of large problem credits, local economic conditions, historical loss experience, OCC qualitative adjustments and peer comparisons.

     Total other operating income decreased by $7,000 compared to the same period in 1994. Trust income was up $23,000 and other income was up $27,000 but realized securities gains was down $59,000. Additionally, the lack of securities gains was offset by a gain of $45,000 from the sale of other real estate owned.

     Total other operating expense was $3.4 million in the first six months of 1995 which reflected an increase of $239,000 or 7.5% over the 1994 period. Salaries and benefits increased 7% or $105,000 for the current six month period reflecting normal merit increases when compared to the same period in 1994. Occupancy expense increased by $11,000 or 5.4% and furniture and equipment expenses remained nearly the same as 1994. Federal Deposit Insurance Corporation(FDIC) insurance expense increased $5,000 or 2.4%. Other expenses increased $123,000 or 12.5% in the first six months of 1995 over the 1994 related period representing an increase in postage, recruitment and marketing costs.

     The FDIC (Federal Deposit Insurance Corporation) is currently evaluating a significant premium reduction that may begin as early as September 1995. Congress, on the other hand, is considering a possible one time charge to fund the savings and loan reserve fund which may more that offset any anticipated premium expense reduction.

     The provision for income taxes was $497,000 during the first six months of 1995 compared to $560,000 during the 1994 related period. Income before taxes decreased $63,000 in the 1995 period as compared to the same time period in 1994 because of lower taxable income and due to $56,000 of additional non-taxable interest income along with other changes in temporary tax differences used in federal income tax calculations.

Liquidity

     Liquidity is a measure of the Company's ability to efficiently meet normal cash flow requirements of both borrowers and depositors. In order to maintain proper liquidity, the Company uses funds management policies along with its investment policies to assure it can meet its financial obligations to depositors, credit customers and shareholders. Liquidity is needed to meet depositors' withdrawal demands, extend credit to meet borrowers' needs, provide funds for normal operating expenses and cash dividends, as well as fund other capital expenditures. Management projected that capital expenditures for 1995 would increase approximately $495,000 for optical check imaging and needed renovations to branches and capital expenditures to keep pace with current technology needs. During the first six months of 1995 $308,000 was expended as compared to capital acquisitions of $279,000 during the same period in 1994.

     Management is currently renting three properties as a temporary solution to the space limitations it has experienced at the main office. Efforts are continuing to evaluate various long term alternatives.

     Liquidity is achieved primarily by having temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA, federal funds sold and investments which mature in a relatively short time period (maturities under one year). The Company also maintains a credit line of approximately 10% of qualifying assets with the Federal Home Loan Bank as an additional source of liquidity.

     The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances. An asset or liability is considered to be interest-sensitive if the rate it yields or bears is subject to change within a predetermined time period. If interest-sensitive assets exceeds interest-sensitive liabilities during a prescribed time period, a positive gap results. Conversely, when interest-sensitive liabilities exceeds interest-sensitive assets during a time period, a negative gap results.

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

     The primary components of interest-sensitive assets include adjustable rate loans and investments, loan repayments, investment maturities and money market investments. The primary components of interest-sensitive liabilities include maturing certificates of deposit, IRA certificates of deposit (individuals over 59 1/2), money market deposits, savings deposits, N.O.W. accounts and short-term borrowing.

     The Company's six to twelve-month asset/liability position at June 30, 1995, was again liability sensitive, with a dollar gap of $9.9 million or .91 (at December 31, 1994 the Company's liability sensitivity was at $(9.6) million or .91). Management was able to move to within its policy range (positive 1.25 to negative .75) by the selection and pricing of assets and liabilities acquired.

     Gap analysis does not necessarily indicate the precise impact of specific interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. In addition, assets and liabilities within the same period may, in fact, reprice at different times and at different rate levels.

     Another method used by the Company to measure the impact of interest rate changes on net interest income is to simulate the potential effects of changing interest rates through computer modeling. The Company is then able to evaluate strategies which would include an acceleration of a deposit rate reduction or rate increase and the related repricing strategies for loans.

Credit Quality Risk

     The following table identifies amounts of loan losses and non-performing loans. Past due loans are those which were contractually past due 90 days or more as to interest or principal payments.

                                     June 30,                  December 31,
                                      1995         1994      1993         1992     1991
(dollars in thousands)
Loans in nonaccrual status       $  1,369        $1,557     $  1,566     $    689    $    154
Accrual loans - 90 days or
  more past due                        82           267          418          439         977

     Total non-performing loans  $  1,451        $1,824     $  1,984     $  1,128    $  1,131

Other real estate owned          $    272       $   168     $    231     $    330    $    188

Loans outstanding at end of
 period                          $156,458      $156,569     $141,907     $129,527    $121,743

Non-performing loans as percent
 of total loans                      .93%         1.16%        1.40%         .87%        .87%

Provision for possible loan
 losses                          $  1,781      $  1,721     $  1,516     $  1,201    $    906

Net charge-offs                  $     28      $     50     $      0     $    119    $     88

Provision for possible loan losses as
  percent of loans outstanding      1.14%         1.10%        1.07%         .93%        .82%

Total non-performing assets as a
  percent of loans, net of unearned
  income, and foreclosed assets held
  for sale                         1.10%          1.27%        1.56%        1.12%       1.08%

 Transactions in the allowance for possible loan losses were as follows (in thousands):

                                 At June 30,     Years Ended December 31,
                                    1995          1994       1993      1992

Balance, beginning of year          $1,721        $1,516    $1,201    $  996
Provision charged to income             88           255       315       324
Recoveries on loans previously
charged against the allowance            8            18        71        32

                                     1,817         1,789     1,587     1,352
Loans charged against the allowance    (36)          (68)      (71)     (151)

Balance, end of year                $1,781        $1,721    $1,516    $1,201

     The allowance is maintained at a level to absorb potential future loan losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management's basis for the level of the allowance and the quarterly provision is its evaluation of the loan portfolio, current and projected economic conditions, the historical loan loss experience, present and prospective financial condition of the borrowers, the level of non-performing assets, and other relevant factors. While management evaluates all of this information quarterly, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their evaluation of information available to them at the time of their examination. Based on this process, management believes that the current allowance is adequate to offset any exposure that may exist for under-collateralized or uncollectible loans.

     The following information concerns impaired loans as described in note 3:

     Impaired Loans:
          Nonaccrual  Loans                          $282,480
          Restructured  Loans                               0
                                                    ---------
                                                     $282,480
                                                    =========

     Impaired loans with specific loss allowances:   $282,480
                                                    =========

     Loss allowances reserved on impaired loans:    $      0
                                                    =========
     Income recognized on impaired loans
      during 1995                                   $      0
                                                    =========

     The Company has one loan as of June 30, 1995 that it considers impaired and management believes that the liquidation of the collateral would exceed principal, plus interest and fees, thus no allowance reserve is required.

     The Company does not accrue interest income on impaired loans and subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of it's ultimate ability to collect principal and interest.

General

     Recently the Governor of Pennsylvania signed a bill opting into the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branch Act"). The legislation permits interstate banking twelve months after its enactment into law. Bank holding companies, pursuant to an amendment to the Bank Holding Company Act, can acquire a bank located in any state, as long as the acquisition does not result in the bank holding company controlling more than 10% or the deposits in the United States, or 30% of the deposits in the target bank's state. The legislation permits states to waive the concentration limits and require that the target institution be in existence for up to five years before it can be acquired by an out-of-state bank or bank holding company. Interstate branching and merging of existing banks is permitted after three years from enactment, if the bank is adequately capitalized and demonstrates good management. Branch merging will be permitted earlier if a state undertakes to enact a law which allows it and states may also enact a law to permit banks to branch de novo.

     Various congressional bills have been passed and other proposals have been made for significant changes to the banking system, including provisions for: limitations on deposit insurance coverage; changing the timing and method financial institutions use to pay for deposit insurance; expanding the power of banks by removing restrictions on bank underwriting activities; tightening the regulation of bank derivatives activities; allowing commercial enterprises to own banks; and permitting bank holding companies to own affiliates that engage in securities, mutual funds and insurance activities.

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

Item 4 - Submission of Matters to a Vote of Security Holders - Nothing to report.

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









                                 Citizens Financial Services, Inc.
                                 (Registrant)


August 9, 1995                   /s/ Richard E. Wilber
                            ------------------------------------
                                 By: Richard E. Wilber
                                 President and Chief Financial Officer
                                 (Principal Executive Officer)





August 9, 1995                   /s/ Thomas C. Lyman
                            ------------------------------------
                                 By: Thomas C. Lyman
                                 Treasurer
                                 (Principal Financial &
                                  Accounting Officer)