Form 10-Q
period 1995-09-30
CITIZENS FINANCIAL SERVICES INC
filed 1995-11-08
CIK 739421

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549
                                FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                                   or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to ___________________

Commission file number 0-13222

                    CITIZENS FINANCIAL SERVICES, INC.
         (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                                         23-2265045
   (State of other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                           Identification No.)

 15 South Main Street, Mansfield, Pennsylvania                          16933
  (Address of principal executive offices  )                        (Zip Code)

  Registrant's telephone number, including area code:          (717) 662-2121

     Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No_____

     The number of shares outstanding of the Registrant's Common Stock, as of November 1, 1995, 1,347,323 shares of Common Stock, par value $1.00.

                      Citizens Financial Services, Inc.

                                  Form 10-Q

                                    INDEX


                                                                        Page

Part I    FINANCIAL INFORMATION (UNAUDITED)

Item 1-Financial Statements

     Consolidated Balance Sheet as of September 30, 1995 and
       December 31, 1994                                                  1

     Consolidated Statement of Income for the
       Three Months and Nine Months Ended September 30, 1995 and 1994     2

     Consolidated Statement of Cash Flows for the Nine Months Ended
       September 30, 1995 and 1994                                        3

     Notes to Consolidated Financial Statements                           4

Item 2-Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         5-12

Part II   OTHER INFORMATION AND SIGNATURES

Item 1-Legal Proceedings                                                  13

Item 2-Changes in Securities                                              13

Item 3-Defaults upon Senior Securities                                    13

Item 4-Submission of Matters to a Vote of Security Holders                13

Item 5-Other Information                                                  13

Item 6-Exhibits and Reports on Form 8-K                                   13

       Signatures                                                         14

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
        (UNAUDITED)

                                             September 30,       December 31,
                                                 1995                1994

ASSETS:
Cash and due from banks:
  Noninterest-bearing                       $   5,260,630      $   5,479,295
  Interest-bearing                              3,699,237             32,005
Total cash and cash equivalents                 8,959,867          5,511,300

Available-for-sale securities                  22,158,666         14,639,874
Held-to-maturity securities (estimated market value
   1995,$47,712,000;
   December 31, 1994, $47,897,000)             47,159,988         49,617,504
Loans (net of allowance for possible loan
losses 1995, $1,804,220; December 31, 1994,
$1,721,343)                                   155,501,751        154,847,712
Foreclosed assets held for sale                   261,717            167,969
Premises and equipment                          4,155,383          4,123,658
Accrued interest receivable and other assets    3,838,648          3,628,671
TOTAL ASSETS                                 $242,036,020       $232,536,688

LIABILITIES:
Deposits:
  Noninterest-bearing                        $ 15,041,055       $ 14,494,727
  Interest-bearing                            196,877,094        179,983,170
Total deposits                                211,918,149        194,477,897

Borrowed funds                                  6,204,148         16,030,406
Accrued interest payable                        1,780,461          1,691,646
Dividends payable                                       0            547,163
Other liabilities                               1,239,570            886,444
TOTAL LIABILITIES                             221,142,328        213,633,556

STOCKHOLDERS' EQUITY:
Common Stock
  $1.00 par value; authorized 5,000,000 shares
  in 1995; and 2,000,000 in 1994; issued
  and outstanding 1,347,323 and
  1,334,323 shares in 1995
  and 1994, respectively                        1,347,323          1,334,543
Additional paid-in capital                      6,512,129          6,224,579
Retained earnings                              12,890,552         11,708,435
TOTAL                                          20,750,004         19,267,557
Unrealized holding gains (losses) on
  available-for-sale securities                   143,688           (364,425)
TOTAL STOCKHOLDERS' EQUITY                     20,893,692         18,903,132
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $242,036,020       $232,536,688

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
         (UNAUDITED)

                                                     Three Months Ended        Nine Months Ended
                                                        September 30             September 30
                                                     1995          1994        1995         1994
  INTEREST INCOME:
  Interest and fees on loans                      $3,781,262    $3,362,851   $11,002,363   $ 9,404,226
  Interest on interest-bearing deposits
     with banks                                       71,114            64        95,654        23,251
  Interest and dividends on investments:
      Taxable                                      1,050,648     1,029,869     3,076,635     3,016,430
      Nontaxable                                      42,620        63,091       144,800       222,504
      Dividends                                       19,183        18,210        55,704        50,257

  Total interest and dividends on investments      1,112,451     1,111,170     3,277,139     3,289,191

  TOTAL INTEREST INCOME                            4,964,827     4,474,085    14,375,156    12,716,668

  INTEREST EXPENSE:
  Interest on deposits                             2,414,280     1,912,231     6,860,731     5,504,419
  Interest on borrowed funds                         100,557       139,788       403,046       254,534

  TOTAL INTEREST EXPENSE                           2,514,837     2,052,019     7,263,777     5,758,953

  NET INTEREST INCOME                              2,449,990     2,422,066     7,111,379     6,957,715
  Provision for possible loan losses                  37,500        60,000       125,000       195,000

  NET INTEREST INCOME AFTER PROVISION FOR
      POSSIBLE LOAN LOSSES                         2,412,490     2,362,066     6,986,379     6,762,715

  OTHER OPERATING INCOME:
  Service charge income                              185,397       184,638       533,484       531,652
  Trust income                                        55,206        38,967       180,819       141,255
  Other income                                        49,503        37,712       198,659       163,715
  Realized securities gains, net                       5,000             0         9,700        63,347

  TOTAL OTHER OPERATING INCOME                       295,106       261,317       922,662       899,969

  OTHER OPERATING EXPENSES:
  Salaries and employee benefits                     811,005       785,132     2,420,131     2,289,381
  Occupancy expenses                                  94,415        88,956       309,633       293,100
  Furniture and equipment expenses                   145,439       150,526       435,251       444,858
  FDIC insurance expense                              21,769       108,145       243,467       324,666
  Other expenses                                     508,876       501,352     1,623,048     1,485,188

  TOTAL OTHER OPERATING EXPENSES                   1,581,504     1,634,111     5,031,530     4,837,193

  Income before provision for income taxes         1,126,092       989,272     2,877,511     2,825,491

  Provision for income taxes                         324,712       303,000       821,265       863,000

  NET INCOME                                      $  801,380    $  686,272   $ 2,056,246   $ 1,962,491

  Earnings per share                                   $0.59         $0.51         $1.53         $1.46
  Cash dividend declared                               $0.00         $0.00         $0.42         $0.40

  Weighted average number of shares outstanding    1,347,323     1,347,323     1,347,323     1,347,323

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
       (UNAUDITED)
                                                        Nine months Ended
                                                          September 30,

CASH FLOWS FROM OPERATING ACTIVITIES:                 1995           1994
  Net income                                      $ 2,056,246    $ 1,962,491
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for possible loan losses                125,000        195,000
    Provision for depreciation                        327,213        330,604
    Amortization and accretion of investment
     securities                                       175,171        134,752
    Deferred income taxes                             (33,228)       (44,751)
    Realized gains on securities                       (9,700)       (63,347)
    Realized gains on loans sold                      (26,164)       (12,296)
    Gain on sales or disposals of premises and
     equipment                                              0         (2,132)
    Gain on sale of foreclosed assets held for sale   (46,040)       (34,813)
    (Increase) decrease in accrued
      interest receivable and other assets           (438,505)       240,439
    Increase (decrease) in accrued
      interest payable and other liabilities          441,941        (31,212)

      Net cash provided by operating activities     2,571,934      2,674,735

CASH FLOWS FROM INVESTING ACTIVITIES:
  Available-for-sale securities:
   Proceeds from sales of securities                        0      3,063,398
   Purchase of securities                          (6,797,231)    (3,002,813)
  Held-to-maturity securities:
   Proceeds from maturity and principal
    repayments of securities                        4,493,551      2,899,784
   Purchase of securities                          (2,153,200)    (6,478,431)
  Net increase in loans                              (961,982)   (12,298,022)
  Capital expenditures                               (358,938)      (357,441)
  Proceeds from sales of premises and equipment             0          3,564
  Proceeds from sale of foreclosed assets held
   for sale                                           161,400         44,341

      Net cash used by investing activities        (5,616,400)   (16,125,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                         17,440,252      5,619,602
  Proceeds from long-term borrowings                  783,594      2,231,294
  Repayments of long-term borrowings                 (102,213)      (390,236)
  Net (decrease) increase in short-term borrowed
   funds                                          (10,507,639)     6,661,600
  Acquisition of Treasury Stock                       (35,200)             0
  Proceeds from the sale of Treasury Stock             35,200              0
  Dividends paid                                   (1,120,961)    (1,055,903)

      Net cash provided by financing activities     6,493,033     13,066,357
      Net increase (decrease) in cash and cash
       equivalents                                  3,448,567       (384,528)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    5,511,300      5,612,269

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 8,959,867    $ 5,227,741

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

     The accompanying interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1995, and the results of operations for the interim periods presented. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     The results of operations for the nine months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

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

Financial Condition

     For the nine month period ended September 30, 1995, the assets of the Company have increased by $9.5 million or 4.1% versus an increase of $14.2 million in 1994.

     Net loans increased by $.7 million for the current period as compared to the $12 million increase in 1994. Lower loan demand because of the higher interest rates was the primary reason for the stagnant loan growth.

     Loans sold and serviced in the secondary market (Freddie Mac) increased from $2.9 million to $3.8 million at September 30, 1994 and 1995, respectively, or a $.9 million increase.

     The Company's loan growth during 1994 stemmed from generally low market interest rates and its commitment to the local communities and servicing their needs. The primary concentration of loans continues to be in residential real estate-consisting of loans to purchase and improve real estate, debt consolidation and home equity lines of credit. Loan demand was weak during the last 6 months of 1994 because of the approximately 300 basis point increase in market interest rates. A slight decline in interest rates during the first nine months of 1995 has had little positive impact on the demand for residential real estate loans.

     During the remainder of 1995, management expects that loan demand will continue to be slow as interest rates are anticipated to decline only slightly nationwide and in the local market area.

     The loan portfolio consists of the following (in thousands):

                                  September 30,   December 31,   September 30,
                                      1995            1994            1994

Real estate loans - residential     $ 96,846       $ 98,630        $  98,105
Real estate loans - commercial        25,254         21,915           21,207
Real estate loans - agricultural       6,279          7,125            6,321
Loans to individuals for household,
  family and other purchases          13,069         11,886           11,434
Commercial and other loans             9,111         10,285           10,042
State and political subdivision
  loans                                7,082          7,303            7,658
                                     157,641        157,144          154,767
Less: unearned income on loans           335            575              693
Loans net of unearned income        $157,306       $156,569         $154,074

     Total security investments increased $5.1 million compared to an increase of $2.3 million in 1994.

     During the first nine months of 1995, securities totaling $4.4 million matured. $3.2 million U. S Treasury securities were purchased with 6 year maturities ($2.1 million in the held-to-maturity category and $1.1 million in the available-for-sale category). Additionally, $5.7 million corporate bonds were purchased during the third quarter of 1995 with an average maturity of
2.3 years.

     Cash and cash equivalents increased $3.5 million in 1995 compared to a decrease of $.4 million in 1994.

     Deposits increased by $17.4 million or 9% versus a modest increase of $5.6 million in 1994. The creation of some promotional certificates of deposit with attractive rates resulted in the deposit growth for 1995.

     As discussed in the Management's Discussion and Analysis section of the 1994 annual report and the June 30, 1995 Form 10-Q, during 1994 the rate paid on certificates of deposit increased more rapidly then the rates paid on NOW and savings accounts. This trend, which continued into 1995, increased the growth of certificates of deposit and offset the decrease in NOW and savings accounts. Management expects this interest rate environment to continue for the remainder of 1995 and a continued growth in certificates of deposit.

     Borrowed funds decreased by a repayment of $9.8 million during 1995 (made possible by the deposit growth discussed above) compared to an increase of $8.5 million in 1994. This decrease was the result of a repayment of the short term borrowing from the Federal Home Loan Bank. The Company's daily cash requirements or short-term investments are now being met by using the financial instruments available through the Federal Home Loan Bank rather than using federal funds market. The modest increase in loan demand as well as a significant increase in deposits for this period resulted in the elimination of short term borrowings.

Capital

     The Company has computed its risk-based capital ratios as follows (dollars in thousands):

                                           September 30,       December 31,
                                               1995                1994

Tier I - Total stockholders' equity          $ 20,894           $ 18,903
Less:  Unrealized holding gains (losses)
     on available-for-sale securities             144               (364)
Tier I, net                                    20,750             19,267
Tier II - Allowance for loan losses(1)          1,706              1,625
  Total qualifying capital                   $ 22,456           $ 20,892
Risk-adjusted on-balance sheet assets        $129,181           $123,077
Risk-adjusted off-balance sheet
     exposure (2)                               7,317              6,956
  Total risk-adjusted assets                 $136,498           $130,033

                                           September 30,       December 31,
Ratios:                                        1995                1994

Tier I risk-based capital ratio               15.2%               14.8%
Federal minimum required                       4.0                 4.0

Total risk-based capital ratio                16.5%               16.1%
Federal minimum required                       8.0                 8.0

Leverage ratio (3)                             8.7%                8.6%
Federal minimum required                       4.0                 4.0

(1) Allowance for loan losses is limited to 1.25% of total risk-adjusted assets.
(2) Off-balance sheet exposure is caused primarily by standby letters of credit and loan commitments with a remaining maturity exceeding one year. These obligations have been converted to on-balance sheet credit equivalent amounts and adjusted for risk.
(3)  Tier I capital divided by average total assets.

     Management does not anticipate that any of the equipment purchase discussed below will have a material negative impact on stockholder's equity during 1995.

Results of Operations

     Net income for the nine month period ending September 30, 1995 was $2,056,000 an increase of $94,000 over the 1994 related period. Earnings per share was $1.53 during the first nine months of 1995 compared to $1.46 during the 1994 period.

     Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income for the 1995 period, after provision for possible loan losses, was $7,111,000 an increase of $154,000 or 2.2% compared to an increase of $536,000 or 8.3% during the same time period in 1994.

                       Analysis of Average Balances and Interest Rates (1)

                                     September 30                    September 30,
                                         1995                             1994

                              Average               Average       Average                Average
                              Balance   Interest     Rate         Balance    Interest     Rate
                                 $          $          %             $           $          %

ASSETS
Short-term investments:
Interest-bearing deposits
 in other banks                2,202         96      5.83%           812           23      3.79%
Total short-term investments   2,202         96      5.83%           812           23      3.79%
Investment securities:
  Taxable                     62,818      3,132      6.67%        60,734        3,069      6.76%
  Tax-exempt (3)               2,305        219     12.70%         3,069          338     14.72%
  Total investments           65,123      3,351      6.88%        63,803        3,407      7.14%
Loans:
  Residential mortgage loans  96,903      6,719      9.27%        92,508        6,013      8.69%
  Commercial and farm loans   38,391      2,829      9.85%        32,102        2,055      8.56%
  Loans to State & Political
   Subdivisions                7,192        487      9.05%         6,031          329      7.29%
  Other loans                 14,003      1,093     10.44%        14,514        1,100     10.13%
  Loans-net of
   discount (2)(3)(4)        156,489     11,128      9.51%       145,155        9,497      8.75%
Total interest-earning
 assets                      223,814     14,575      8.71%       209,770       12,927      8.24%
Cash and due for banks         3,029                               2,889
Bank premises and equipment    4,119                               3,985
Available-for-sale securities
 adjustment                      (51)                                292
Other assets                   6,375                               6,407
Total non-interest bearing
 assets                       13,472                              13,573
Total assets                 237,286                             223,343

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  NOW accounts                24,007       419      2.33%        26,359           438      2.22%
  Savings accounts            25,898       482      2.49%        27,747           470      2.26%
  Money Market accounts       22,304       788      4.72%        21,135           503      3.18%
  Certificates of deposit    118,003     5,173      5.86%       104,321         4,093      5.25%
  Total interest-bearing
   deposits                  190,212     6,862      4.82%       179,562         5,504      4.10%
Other borrowed funds           8,501       402      6.32%         7,283           255      4.68%
Total interest-bearing
 liabilities                 198,713     7,264      4.89%       186,845         5,759      4.12%
Demand deposits               14,444                             14,112
Other liabilities              4,231                              3,724
Total non-interest-bearing
 liabilities                  18,675                             17,836
Stockholders' equity          19,898                             18,662
Total liabilities and
 stockholders'equity         237,286                            223,343
Net interest income                      7,311                                  7,168
Net interest spread (5)                             3.82%                                  4.12%
Net interest income as a
 percentage of average
 interest-earning assets                            4.37%                                  4.57%
Ratio of interest-earning
 assets to interest-bearing
 liabilities                                        1.13                                   1.12

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

     The yield on earning assets, on a tax-equivalent basis, was 8.71% and 8.24% in the first nine months of 1995 and 1994, respectively, which resulted in an increase of 47 basis points. The cost of funds was 4.89% and 4.12%, in the nine months of 1995 and 1994, respectively, as the cost of funds increased 77 basis points. During the first nine months of 1995, money market accounts and certificates of deposit were most effected by the upward pressure in interest rates. This trend reflects the significant increase in interest rates that occurred during 1994. The decline in market interest rates since early 1995 has yet to reduce this pressure on interest margin and is reflected in the net interest spread decline of 30 basis points during the current period.

     As described above, the Company has experienced a narrowing of it's margin during the nine months of 1995 as has a number of financial institutions competing in the same market area. The Company continues to review various pricing strategies to enhance deposit growth without margin compression.

     Provision for possible loan losses decreased $70,000 to $125,000 in 1995, compared to a provision of $195,000 in the same nine month period of 1994. This decrease was appropriate given management's quarterly review of the allowance for loan and lease losses which is based on the following information; migration analysis of delinquent and non-accrual loans, estimated future losses on loans, recent review of large problem credits, local economic conditions, historical loss experience, OCC qualitative adjustments and peer comparisons.

     Total other operating income increased by $23,000 compared to the same period in 1994. Trust income was up $40,000, service charge income was up $2,000, and other income was up $35,000 but realized securities gains was down $54,000.

     Total other operating expense was $5,000,000 in the first nine months of 1995 which reflected an increase of $194,000 or 4% over the 1994 period. Salaries and benefits increased 5.7% or $131,000 for the current nine month period reflecting normal merit increases when compared to the same period in 1994. Occupancy expense increased by $17,000 or 5.6% and furniture and equipment expenses decreased 2.2% or $10,000. Federal Deposit Insurance Corporation(FDIC) insurance expense decreased $81,000 or 25% during the first nine months of 1995. $86,000 of the reduction in FDIC premium occurred during the current three month period as the result of a refund of premiums in the amount of $92,000. Other expenses increased $138,000 or 9.3% in the first nine months of 1995 over the 1994 related period representing an increase in marketing costs and various expenses related to the implementation of check imaging.

     The Company currently pays a premium to the FDIC for the Savings Association Insurance Fund (SAIF) as a result of the deposits obtained with the acquisition of Star Savings and Loan Association. Congress is currently evaluating proposals to recapitalize SAIF and, although no agreement has been reached between the House and Senate regarding recapitalization of the SAIF fund, it appears that the Company, as well as other financial institutions with SAIF deposits may be required to pay a one-time special assessment that could approximate 85 basis points of SAIF deposits held or ($463,000) during the fourth quarter of 1995 or the first quarter of 1996. The special assessment may adversely effect earnings and liquidity when paid.

     The provision for income taxes was $821,000 during the first nine months of 1995 compared to $863,000 during the 1994 related period. Income before taxes increased $52,000 in the 1995 period as compared to the same time period in 1994.

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

     Funds received from increase deposits (primarily certificates of deposit) were used to reduce the short-term borrowings at the Federal Home Loan Bank. The remaining funds were then used to invest in securities there being little increase in loans.

     Management projected that capital expenditures for 1995 would increase approximately $495,000 for optical check imaging and needed renovations to branches and capital expenditures to keep pace with current technology needs. During the first nine months of 1995 $359,000 was expended nearly the same as the capital acquisitions of $357,000 during 1994.

     Management is currently renting three properties as a temporary solution to the space limitations it has experienced at the main office. Efforts are continuing to evaluate various long term alternative solutions.

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

     The primary components of interest-sensitive assets include adjustable rate loans and investments, loan repayments, investment maturities and money market investments. The primary components of interest-sensitive liabilities include maturing certificates of deposit, IRA certificates of deposit (individuals over 59 1/2 have the option to change), money market deposits, savings deposits, N.O.W. accounts and short-term borrowing.

     The Company's six to twelve-month asset/liability position at September 30, 1995, was again liability sensitive, with a dollar gap of $12.9 million or .88 (at December 31, 1994 the Company's liability sensitivity was at $(9.6) million or .91). Management was able to move to within its policy range (positive 1.25 to negative .75) by the selection and pricing of assets and liabilities acquired.

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

                                 September 30,                    December 31,
                                     1995          1994       1993        1992       1991

     (dollars in thousands)

Loans in nonaccrual status       $  1,491       $  1,557    $  1,566    $    689    $    154
Accrual loans - 90 days or
  more past due                       156            267         418         439         977

     Total non-performing loans  $  1,647       $  1,824    $  1,984    $  1,128    $  1,131

Other real estate owned          $    262       $    168    $    231    $    330    $    188

Loans outstanding at end of
 period                          $157,306       $156,569    $141,907    $129,527    $121,743

Non-performing loans as percent
  of total loans                    1.05%          1.16%       1.40%        .87%        .87%

Provision for possible loan
 losses                          $  1,804       $  1,721    $  1,516    $   1,201   $    906

Net charge-offs                  $     43       $     50    $      0    $     119   $     88

Provision for possible loan
 losses as percent of loans
 outstanding                        1.15%          1.10%       1.07%         .93%       .82%

Total non-performing assets as a
 percent of loans, net of
 unearned income, and foreclosed
 assets held for sale               1.21%          1.27%       1.56%        1.12%      1.08%

 Transactions in the allowance for possible loan losses were as follows (in thousands):

                                   At September 30,          Years Ended December 31,
                                        1995              1994       1993       1992

Balance, beginning of year            $1,721            $1,516      $1,201     $  996
Provision charged to income              125               255         315        324
Recoveries on loans previously
charged against the allowance             10                18          71         32

                                       1,856             1,789       1,587      1,352
Loans charged against the allowance      (52)              (68)        (71)      (151)

Balance, end of year                  $1,804            $1,721      $1,516     $1,201

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

     The following information concerns impaired loans as described in note 3:

     Impaired Loans:
          Nonaccrual  Loans                          $282,480
          Restructured  Loans                               0

                                                     $282,480


     Impaired loans with specific loss allowances:   $282,480


     Loss allowances reserved on impaired loans:     $      0

     Income recognized on impaired loans
      during 1995                                    $      0


     The Company has one loan as of September 30, 1995 that it considers impaired and management believes that the liquidation of the collateral would exceed principal, plus interest and fees, thus no allowance reserve is required.

     The Company does not accrue interest income on impaired loans and subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of it's ultimate ability to collect principal and interest.

General

     Various congressional bills have been passed and other proposals have been made for significant changes to the banking system, including provisions for: recapitalization by the FDIC of the SAIF as discussed previously; limitations on deposit insurance coverage; changing the timing and method financial institutions use to pay for deposit insurance; expanding the power of banks by removing restrictions on bank underwriting activities; tightening the regulation of bank derivatives activities; allowing commercial enterprises to own banks; and permitting bank holding companies to own affiliates that engage in securities, mutual funds and insurance activities.

     Except as previously discussed in the section on result of operations, management believes that the effect of the provisions of this legislation on liquidity, capital resources, and the results of operations of the company will be immaterial.

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









                                 Citizens Financial Services, Inc.
                                 (Registrant)


November 7, 1995                 /s/ Richard E. Wilber
                                 _______________________
                                 By: Richard E. Wilber
                                 President and Chief Financial Officer
                                 (Principal Executive Officer)




November 7, 1995               /s/ Thomas C. Lyman
                               _______________________
                               By: Thomas C. Lyman
                               Treasurer
                               (Principal Financial &
                                Accounting Officer)