Form 10-K
period 1995-12-31
CITIZENS FINANCIAL SERVICES INC
filed 1996-03-26
CIK 739421

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549
                                FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995
                                    or

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

          (Title of class)

     Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No_____

     The total market value of the voting stock of the Registrant held by non-affiliates (for this purpose, persons or entities other than executive officers, directors, or 5% or more shareholders) of the Registrant, as of March 13, 1996, is estimated to have been approximately $30,070,000.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The number of shares outstanding of the Registrant's Common
Stock, as of March 13, 1996, 1,347,323 shares of Common Stock, par value $1.00.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, III and IV - Definitive Proxy Statement for the Annual
Meeting of Shareholders to be held April 16, 1996.

Parts II and IV - Annual Report to Shareholders for the Year
Ended December 31, 1995.

                      Citizens Financial Services, Inc.

                                  Form 10-K

                                    INDEX
Part I                                                       Page

Item 1-Business                                               1-8

Item 2-Properties                                               8

Item 3-Legal Proceedings                                      8-9

Item 4-Submission of Matters to a Vote of Security Holders      9

Part II

Item 5-Market for Registrant's Common Stock and Related
       Stockholder Matters                                      9

Item 6-Selected Financial Data                                  9

Item 7-Management's Discussion and Analysis of Financial
       Condition and Results of Operations                      9

Item 8-Financial Statements and Supplementary Data              9

Item 9-Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure                     10

Part III

Item 10-Directors and Executive Officers of the Registrant     10

Item 11-Executive Compensation                                 10

Item 12-Security Ownership of Certain Beneficial Owners and
        Management                                             10

Item 13-Certain Relationships and Related Transactions         10

Part IV

Item 14-Exhibits, Financial Statement Schedules, and Reports on

        Form 8-K                                            11-12

        Signatures                                             13

Part I

Item 1-Business

    Citizens Financial Services, Inc. (the "Company") is a Pennsylvaniabusiness corporation, incorporated April 30, 1984 for the purpose of forming a bank holding company. First Citizens National Bank (the "Bank") then became a wholly-owned subsidiary of the Company by means of a merger in which the shareholders of the Bank became shareholders of the Company.

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

     On December 31, 1991, the Association merged with the Bank.
This transaction terminated the Association's separate operations as a savings and loan association.

     On November 28, 1995 the Company and Meridian Bank, a wholly-owned subsidiary of Meridian Bancorp, Inc., signed a definitive agreement whereby the Company will purchase two retail banking offices located at Canton and Gillett, Pennsylvania. The sale is subject to obtaining all regulatory approvals and, therefore, the final closing of the transaction is not expected until April 1996.

     As of December 31, 1995, the Bank employed 108 full time equivalent employees at its seven full service banking facilities.

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

PERMITTED NON-BANKING ACTIVITIES

     The Federal Reserve Board permits bank holding companies to engage in non-banking activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company presently does not engage in any such acitivies nor does it intend to in the near future.

     The Riegle-Neal Interstate Banking and Branching Efficiency
Act of 1994 is discussed in detail on page 37 of Management's
Discussion and Analysis of the 1995 Annual Report.

     Neither the Company nor its subsidiary anticipates that compliance with environmental laws and regulations will have any material effect on capital expenditures, earnings, or on its competitive position.

     The Company is a legal entity, separate and distinct from the Bank. All of the Company's revenues, including funds available for payment of dividends and for operating expenses, are provided by dividends from the subsidiary. Certain limitations exist on the availability of the subsidiary's undistributed net assets for the payment of dividends to its parent without prior approval of the bank regulatory authorities as further described in Footnote 11 of the 1995 Annual Report.

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

     Risk-Based Capital Guidelines. The Federal Reserve Board, the FDIC and the Comptroller have issued certain risk-based capital guidelines, which supplement existing capital requirements and have been discussed in the Management Discussion and Analysis section on page 35 of the 1995 Annual Report to the shareholders.

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

     The monetary policies of the Federal Reserve Board have had and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve Board has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States securities and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies (also see page 37 of Management's Discussion and Analysis of the 1995 Annual Report).

INVESTMENT PORTFOLIO

     The investment portfolio is discussed in detail in Footnote
3, page 16 and pages 29 and 30 of Management's Discussion and Analysis of the 1995 Annual Report.

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

     The Company has begun to sell more conforming mortgage loans as discussed in Management's Discussion and Analysis page 28 and
29. These loans are made for various terms at competitive interest rates.

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

     The Bank is an active originator of guaranteed student loans in conjunction with the Pennsylvania Higher Education Assistance Agency. It is the Bank's policy to sell these loans to the Student Loan Marketing Association. The total guaranteed student loans outstanding as of December 31, 1995 was $2,710,000.

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

     See further discussion in the Annual Report, page 17
Footnote 4, and pages 28 and 29 of Management's Discussion and
Analysis.

RISK ELEMENTS IN LOAN PORTFOLIO

     Business loans are generally placed on nonaccrual status when principal and interest payments are past due 90 days or more unless well-secured and in the process of collection. Loans to individuals that are secured by first or second liens on residential real estate are placed on nonaccrual status if past due 90 days or more and a current appraisal indicates that the value of the collateral is less than the loan balance. Consumer installment loans are generally charged-off when they become 90 - 120 days delinquent and collection efforts have failed to prompt payment and/or the security has been repossessed.

ALLOWANCE AND PROVISION FOR POSSIBLE LOAN LOSSES

     The provision for loan losses is used to increase the allowance for possible loan losses and is influenced by the growth and quality of loans. In each accounting period, the allowance for possible loan losses is adjusted to the amount deemed necessary to maintain the allowance at adequate levels.
In determining the adequacy of the allowance for possible loan losses, management considers the financial strength of borrowers, past loan loss experience, loan collateral, changes in volume and composition of the loan portfolio and current and projected economic conditions. The Company regularly monitors the creditworthiness and financial condition of its larger borrowers. See further discussion in the annual report, page 17, footnote 4, and pages 34 and 35 of Management's Discussion and Analysis.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

     A requirement of management in any financial institution is to ensure liquidity is maintained to satisfy contractual liabilities, meet withdrawal requirements of depositors, fund operations and provide for customers' credit needs. The adequacy of such liquidity is measured by examining the asset and liability components of the Company's statement of condition. Asset liquidity is provided through receipt of loan payments and the conversion of investments and similar assets into cash. Liability liquidity results from the ability to attract funds from diversified funding sources at reasonable costs. While providing for liquidity, however, management must be aware of the need to monitor the rate sensitivity of interest-earning assets and interest-bearing liabilities which will provide for continued profitability in changing interest rate environments. See further discussion in the Annual Report page 36 of Management's Discussion and Analysis.

     The Asset/Liability Management ("ALM") Committee of the
Company is charged with managing rate sensitivity to enhance net interest income and margin while maintaining an asset/liability mix which balances liquidity needs and interest rate risk and is discussed in further detail on pages 36 and 37 in the
Management's Discussion and Analysis section of the 1995 Annual
Report. The ALM Committee endeavors to control interest rate risk through proper management of rate sensitive assets and rate
sensitive liabilities and by balancing the maturity and pricing of the Company's loan and deposit products. Interest rate risk arises when an interest-earning asset or interest-bearing liability matures at different intervals or its interest rate changes during a
different time frame.  The difference between assets subject to rate change over a specific period and liabilities subject to change over the same period is referred to as the interest rate sensitivity gap.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest
rate sensitive liabilities.   A gap is considered negative when
the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in increased net interest income. Based on the ALM
Committee's perception as to the trend of interest rates, it may adjust the maturities and pricing of the Company's loan and deposit products in order to achieve or maintain a desired level of net interest revenue. The level of interest rate risk which the ALM Committee determines is acceptable may change periodically in an effort to attain a consistent level of profits while remaining within the Company's loan and investment policy guidelines.

    It is management's policy to maintain a conservative gap interest rate sensitivity position (i.e., an interest rate sensitivity ratio in the range of positive 1.25 to negative .75), although certain deviations may occur at given points in time. Management believes that such a policy provides the basis for achieving stability in interest earnings regardless of interest rate volatility.

     Analysis of the Consolidated Statement of Cash Flows (refer to annual report to shareholders) indicates funds from operating activities continues to be a stable source of funds. Even after deducting for dividends, there are adequate funds being added to equity capital (consistent with asset growth).

CAPITAL ADEQUACY

     A description of the Company's capital adequacy is presented on page 20, Footnote 11 and in page 35 of the Management's
Discussion and Analysis section of the 1995 Annual Report.

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

     The net book value for the above properties as of December 31, 1995 was $3,121,000. The properties are recently constructed and, with the exception of the Mansfield office, are adequate to meet the needs of the employees and customers. The Mansfield office includes the corporate headquarters and is in need of expansion which is currently being reviewed by management and the board of directors as discussed further in Management's Discussion and Analysis on page 37 of the 1995 Annual Report.
All of the facilities are equipped with current technological improvements for data and word processing.

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

      Market and dividend information can be found on page 24 and 40 of the Company's 1995 Annual Report to the Stockholders which is filed as Exhibit 13 hereto and is incorporated in its entirety by reference under this Item 5.

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

      As of March 13, 1996, the Company has approximately 1,410 shareholders of record.

Item 6-Selected Financial Data

      The information required by this item is incorporated by reference to page 24 of the 1995 Annual Report.

Item 7-Management's Discussion and Analysis of Financial
Condition and Results of Operations

      The information required by this item is incorporated by reference to pages 27 - 37 of the 1995 Annual Report.

Item 8-Financial Statements and Supplementary Data

      The information required by this item is incorporated by reference to pages 11 - 22 and 25 of the 1995 Annual Report.

   Financial Statements:

     Consolidated Balance Sheet as of December 31, 1995 and 1994
     Consolidated Statement of Income for the Years Ended
       December 31, 1995, 1994 and 1993
     Consolidated Statement of Changes in Stockholders' Equity
       for the Years Ended December 31, 1995, 1994 and 1993
     Consolidated Statement of Cash Flows for the Years
       Ended December 31, 1995, 1994 and 1993
     Notes to Consolidated Financial Statements

      Report of Independent Certified Public Accountants


Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Information appearing in the definitive Proxy Statement at
Exhibit 99 under the caption "Independent Public Accountants" to the Annual Meeting of Security Holders to be held April 16, 1996 is incorporated herein by reference in response to this item.

Part III

Item 10-Directors and Executive Officers of the Registrant

     Information appearing in the definitive Proxy Statement at
Exhibit 99 under the caption "Information as to Nominees, Directors and Executive Officers" and "Principal Officers" to the
Annual Meeting of Security Holders to be held April 16, 1996 is incorporated herein by reference in response to this item.

Item 11-Executive Compensation

     Information appearing in the definitive Proxy Statement at
Exhibit 99 under the caption "Remuneration of Officers and Directors" related to the Annual Meeting of Security Holders to be held April 16, 1996 is incorporated herein by reference in response to this item.

Item 12-Security Ownership of Certain Beneficial Owners and
Management

     Information appearing in the definitive Proxy Statement at
Exhibit 99 under the caption "Principal Beneficial Owners of the Corporation's Stock" related to the Annual Meeting of Security Holders to be held April 16, 1996 is incorporated herein by reference in response to this item.

Item 13-Certain Relationships and Related Transactions

     Information appearing in the definitive Proxy Statement at
Exhibit 99 under the caption "Certain Transactions" related to the Annual Meeting of Security Holders to be held April 16, 1996 is incorporated herein by reference in response to this item.

Part IV

Item 14-Exhibits, Financial Statement Schedules and Reports on
Form 8-K Documents Filed as Part of this Report:

14(a)1-Financial Statements. The following consolidated financial statements of Citizens Financial Services, Inc. and subsidiary included in the 1995 Annual Report are incorporated by reference in Item 8:

     Consolidated Balance Sheet as of December 31, 1995 and 1994
     Consolidated Statement of Income for the Years Ended
       December 31, 1995, 1994 and 1993
     Consolidated Statement of Changes in Stockholders' Equity
       for the Years Ended December 31, 1995, 1994 and 1993
     Consolidated Statement of Cash Flows for the Years
       Ended December 31, 1995, 1994 and 1993
     Notes to Consolidated Financial Statements

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

14(a)3-Exhibits:

     (3)(i) - Articles of Incorporation of the Corporation, as amended.
     (3)(ii)- By-laws of the Corporation, as amended.

     (4) - Instruments Defining the Rights of Security Holders as filed in the registration statement on Form S-14 are incorporated herein by reference thereto.

    (13) - Annual Report to Stockholders for the year ended
           December 31, 1995.

    (16) - Letter re: change in certifying accountants -
           Information appearing in the definitive Proxy
           Statement at Exhibit 99 under the caption
           "Independent Public Accountants" to the Annual Meeting of Security Holders to be held April 16, 1996 is incorporated herein by reference in response to this item.

    (21) - Subsidiaries of Citizens Financial Services, Inc.

    (23) - Consent of Independent Accountant

               Parente, Randolph, Orlando, Carey & Associates

    (27) - Financial Data Schedule

    (99) - Definitive Proxy Statement, notice of meeting, and form of proxy for the Annual Meeting to be held April
           16, 1996, previously filed with the Commission and incorporated herein by reference.

14(b)- On December 11, 1995 a report on Form 8-K was filed by the Registrant.

          Stating that on November 28, 1995 the Company and Meridian Bank, a wholly-owned subsidiary of Meridian Bancorp, Inc., signed a definitive agreement whereby the Company will purchase two retail banking offices located at Canton and Gillett, Pennsylvania.

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

    Date: March 19, 1996                   Date: March 19, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity                              Date

/s/ Richard E. Wilber                            March 19, 1996
Richard E. Wilber, President, Chief Executive Officer, Director
(Principal Executive Officer)

_________________________
Robert E. Dalton, Director

/s/ Carol J. Bond                                March 19, 1996
Carol J. Bond, Director

/s/ Lowell Coolidge                              March 19, 1996
Lowell Coolidge, Director

/s/ Rudolph J. van der Hiel                      March 19, 1996
Rudolph J. van der Hiel, Director

/s/ John Novak                                   March 19, 1996
John Novak, Director

/s/ Bruce L. Adams                               March 19, 1996
Bruce L. Adams, Director

/s/ William D. Van Ettan                         March 19, 1996
William D. Van Ettan, Director

/s/ Larry Croft                                  March 19, 1996
Larry Croft, Director

/s/ Robert J. Landy                              March 19, 1996
Robert J. Landy, Director

/s/ Thomas C. Lyman                              March 19, 1996
Thomas C. Lyman, Treasurer
(Principal Financial and Accounting Officer)

                         LIST OF ATTACHED EXHIBITS

3 (i)  Articles of Incorporation, as amended.

3 (ii) By-laws of the Corporation, as amended.

13   Annual Report to Stockholders for the year ended December 31,
1995.

21   Subsidiaries of Citizens Financial Services, Inc.

23   Consents of Independent Accountant

27   Financial Data Schedule

99   Definitive Proxy Statement, notice of meeting, and form of proxy for the Annual Meeting to be held April 16, 1996.