Form 10-Q
period 1996-03-31
CITIZENS FINANCIAL SERVICES INC
filed 1996-05-13
CIK 739421

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549
                                FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                                   or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No_____

     The number of shares outstanding of the Registrant's Common Stock, as of May 1, 1996, 1,347,323 shares of Common Stock, par value $1.00.

                      Citizens Financial Services, Inc.

                                  Form 10-Q

                                    INDEX



                                                                        Page

Part I    FINANCIAL INFORMATION (UNAUDITED)

Item 1-Financial Statements

     Consolidated Balance Sheet as of March 31, 1996 and
       December 31, 1995                                                  1

     Consolidated Statement of Income for the
       Three Months Ended March 31, 1996 and 1995                         2

     Consolidated Statement of Cash Flows for the Three months Ended
       March 31, 1996 and 1995                                            3

     Notes to Consolidated Financial Statements                           4

Item 2-Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         4-11

Part II   OTHER INFORMATION AND SIGNATURES

Item 1-Legal Proceedings                                                  12

Item 2-Changes in Securities                                              12

Item 3-Defaults upon Senior Securities                                    12

Item 4-Submission of Matters to a Vote of Security Holders                12

Item 5-Other Information                                                  12

Item 6-Exhibits and Reports on Form 8-K                                   12

       Signatures                                                         13

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
        (UNAUDITED)

                                               March 31,         December 31,
                                                 1996                1995

ASSETS:
Cash and due from banks:
  Noninterest-bearing                       $   5,442,663      $   5,535,712
  Interest-bearing                              2,030,934             36,949

Total cash and cash equivalents                 7,473,597          5,572,661

Available-for-sale securities                  22,171,582         21,444,353
Held-to-maturity securities (estimated
   market value 1996,$52,462,000;
   December 31, 1995, $53,539,000)             52,075,609         52,271,151
Loans (net of allowance for possible loan
losses 1996, $1,879,509; December 31, 1995,
$1,833,115)                                   159,780,130        159,793,794
Foreclosed assets held for sale                   151,674            207,959
Premises and equipment                          4,132,523          4,175,459
Accrued interest receivable and other assets    4,047,746          3,629,072

TOTAL ASSETS                                 $249,832,861       $247,094,449

LIABILITIES:
Deposits:
  Noninterest-bearing                        $ 16,033,672       $ 15,140,360
  Interest-bearing                            201,859,329        198,175,933

Total deposits                                217,893,001        213,316,293

Borrowed funds                                  7,148,757          8,855,044
Accrued interest payable                        1,591,934          2,106,036
Dividends payable                                       0            579,349
Other liabilities                               1,393,713            940,461

TOTAL LIABILITIES                             228,027,405        225,797,183

STOCKHOLDERS' EQUITY:
Common Stock
  $1.00 par value; authorized 5,000,000
  shares; issued and outstanding
  1,347,323 shares                              1,347,323          1,347,323
Additional paid-in capital                      6,512,129          6,512,129
Retained earnings                              13,814,334         13,089,281

TOTAL                                          21,673,786         20,948,733
Unrealized holding gains on
  available-for-sale securities                   131,670            348,533
TOTAL STOCKHOLDERS' EQUITY                     21,805,456         21,297,266

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $249,832,861       $247,094,449

The accompanying notes are an integral part of these financial statements.

                                       1
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
         (UNAUDITED)
                                                       Three Months Ended
                                                          March 31,
                                                     1996          1995

  INTEREST INCOME:
  Interest and fees on loans                      $3,791,274    $3,551,640
  Interest on interest-bearing deposits
     with banks                                       36,816           495
  Interest and dividends on investments:
      Taxable                                      1,140,013     1,005,650
      Nontaxable                                      19,442        52,425
      Dividends                                       17,306        17,165

  Total interest and dividends on investments      1,176,761     1,075,240

  TOTAL INTEREST INCOME                            5,004,851     4,627,375

  INTEREST EXPENSE:
  Interest on deposits                             2,414,438     2,109,416
  Interest on borrowed funds                         113,678       203,737

  TOTAL INTEREST EXPENSE                           2,528,116     2,313,153

  NET INTEREST INCOME                              2,476,735     2,314,222
  Provision for possible loan losses                  47,500        50,000

  NET INTEREST INCOME AFTER PROVISION FOR
      POSSIBLE LOAN LOSSES                         2,429,235     2,264,222

  OTHER OPERATING INCOME:
  Service charge income                              179,802       163,339
  Trust income                                        68,268        76,542
  Other income                                        53,494        48,340
  Realized securities gains, net                      19,264         4,700

  TOTAL OTHER OPERATING INCOME                       320,828       292,921

  OTHER OPERATING EXPENSES:
  Salaries and employee benefits                     806,788       807,990
  Occupancy expenses                                 113,955       108,250
  Furniture and equipment expenses                   136,209       139,747
  FDIC insurance expense                              29,929       110,849
  Other expenses                                     586,339       542,094

  TOTAL OTHER OPERATING EXPENSES                   1,673,220     1,708,930

  Income before provision for income taxes         1,076,843       848,213

  Provision for income taxes                         351,789       240,000

  NET INCOME                                      $  725,054    $  608,213

  Earnings per share                                   $0.54         $0.45
  Cash dividend declared                               $0.00         $0.00

  Weighted average number of shares outstanding    1,347,323     1,347,323


The accompanying notes are an integral part of these financial statements.

                                       2
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
       (UNAUDITED)
                                                        Three months Ended
                                                            March 31,

CASH FLOWS FROM OPERATING ACTIVITIES:                   1996           1995

  Net income                                      $   725,054    $   608,213
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for possible loan losses                 47,500         50,000
    Provision for depreciation                         92,100        107,388
    Amortization and accretion of investment
     securities                                        75,971         55,609
    Deferred income taxes                              28,449         (8,229)
    Realized gains on securities                      (19,264)        (4,700)
    Realized gains on loans sold                         (435)        (2,155)
    Gain on sale of foreclosed assets held for sale   (10,315)             0
    Increase in accrued
      interest receivable and other assets           (335,405)      (323,149)
    (Decrease) increase in accrued
      interest payable and other liabilities          (60,851)        59,531

      Net cash provided by operating activities       542,804        542,508

CASH FLOWS FROM INVESTING ACTIVITIES:
  Available-for-sale securities:
   Proceeds from sales of securities                   16,047              0
   Proceeds from maturity of securities                     0              0
   Purchase of securities                          (1,080,625)             0
  Held-to-maturity securities:
   Proceeds from maturity and principal
    repayments of securities                        2,316,040        941,068
   Purchase of securities                          (2,168,438)       (40,700)
  Net increase in loans                               (33,401)      (443,615)
  Capital expenditures                                (49,163)       (48,865)
  Proceeds from sales of premises and equipment             0              0
  Proceeds from sale of foreclosed assets held
   for sale                                            66,600              0

      Net cash (used by) provided by
        investing activities                         (922,940)       407,888

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                          4,576,708      6,259,934
  Proceeds from long-term borrowings                   79,200        440,358
  Repayments of long-term borrowings                  (42,705)       (75,369)
  Net decrease in short-term borrowed funds        (1,742,782)    (7,223,602)
  Dividends paid                                     (579,349)      (547,163)

      Net cash provided by (used by)
        financing activities                        2,291,072     (1,145,842)

      Net increase (decrease) in cash and cash
       equivalents                                  1,900,936       (195,446)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    5,572,661      5,511,300

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 7,473,597    $ 5,315,854


The accompanying notes are an integral part of these financial statements.

                                       3
CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited)
Note 1 - Basis of Presentation

     The consolidated financial statements include the accounts of Citizens Financial Services, Inc. and its wholly-owned subsidiary, First Citizens National Bank (the "Bank"), (collectively, the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

     The accompanying interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1996, and the results of operations for the interim periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

       Information contained herein should be read in conjunction with the Form 10-K for the year ended December 31, 1995.

     The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings per Share

     Earnings per share calculations give retroactive effect to stock dividends declared by the Company. The number of shares used in the earnings per share and dividends per share calculation was 1,347,323 for 1996 and 1995.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods indicated in the accompanying consolidated financial statements.

Financial Condition

     For the three month period ended March 31, 1996, the assets of the Company have increased by $2.7 million or 1.1% versus a decrease of $.3 million for the same period in 1995.

     Cash and cash equivalents increased $1.9 million in 1996 compared to a decrease of $.2 million for the same period in 1995.

     Total security investments increased $.5 million in 1996 compared to an increase of $5.1 million for the same period in 1995.

     During the first three months of 1996, securities totaling $2.3 million matured. During the same period $3.2 million U. S Treasury securities were purchased with maturities of five years ($2.1 million classified as held-to-maturity and $1.1 million as available-for-sale).

     Net loan balances remained the same for the current period as compared to a slight increase of $.3 million increase for the first three months of 1995. Lower loan demand continues to be the primary reason for the stagnant loan growth.

      The Bank's mortgage loan growth was lower during 1995 because of less demand in our local market area. The primary concentration of loans continues to be in residential real estate-consisting of loans to purchase and improve real estate, debt consolidation and home equity lines of credit.

                                       4
     During the remainder of 1996, management expects that loan demand will improve as the result of the attractive interest rates the Bank is currently promoting. The Bank also expects to be successful in lending to local state and political subdivisions during the first half of 1996.

     The loan portfolio consists of the following (in thousands):

                                    March 31,     December 31,      March 31,
                                       1996           1995            1995

Real estate loans - residential     $ 97,177       $ 97,612        $  97,522
Real estate loans - commercial        24,607         24,167           22,729
Real estate loans - agricultural       7,525          8,027            7,020
Loans to individuals for household,
  family and other purchases          13,425         13,198           12,430
Commercial and other loans            11,024         10,535           10,220
State and political subdivision
  loans                                8,122          8,347            7,500

Total                                161,880        161,886          157,421
Less: unearned income on loans           220            259              490

Loans, net of unearned income       $161,660       $161,627         $156,931


     Deposit growth continues to be strong increasing by $4.6 million or 9% following an increase of $6.3 million during the first three months of 1995 as the result of competitive pricing of certificates of deposit.

     During 1995, as the result of a nearly flat yield curve, the Company priced its certificates of deposit competitively resulting in the interest cost of certificates of deposit to remain high while the interest rate paid on interest-bearing transaction and savings accounts declined. The Company has experienced a decline of net interest income as the result of declining spreads. Recently, however, long-term rates have begun to rise resulting in a more normal (steeper) yield curve. Management expects to be able to continue to attract deposits at a reasonable interest cost during 1996.

     Borrowed funds decreased by a repayment of $1.7 million during the first three months of 1996 (made possible by the deposit growth discussed above) compared to a decrease of $6.9 million in 1995. This decrease was the result of a repayment of the short-term borrowing from the Federal Home Loan Bank. The Company's daily cash requirements or short-term investments are now being met by using the financial instruments available through the Federal Home Loan Bank rather than using federal funds market. The modest increase in loan demand as well as a significant increase in deposits for this period resulted in the elimination of short term borrowings.

Capital

     The Company has computed its risk-based capital ratios as follows (dollars in thousands):

                                             March 31,        December 31,
                                               1996                1995

Tier I - Total stockholders' equity          $ 21,806           $ 21,297
Less:  Unrealized holding gains (losses)
     on available-for-sale securities             132                349
Tier I, net                                    21,674             20,948
Tier II - Allowance for loan losses(1)          1,722              1,719
  Total qualifying capital                   $ 23,396           $ 22,667
Risk-adjusted on-balance sheet assets        $131,147           $131,247
Risk-adjusted off-balance sheet
     exposure (2)                               6,607              6,242

  Total risk-adjusted assets                 $137,754           $137,489

                                       5
                                             March 31,        December 31,
Ratios:                                        1996                1995

Tier I risk-based capital ratio               15.7%               15.2%
Federal minimum required                       4.0                 4.0

Total risk-based capital ratio                17.0%               16.5%
Federal minimum required                       8.0                 8.0

Leverage ratio (3)                             8.8%                8.7%
Federal minimum required                       4.0                 4.0

(1) Allowance for loan losses is limited to 1.25% of total risk-adjusted assets.
(2) Off-balance sheet exposure is caused primarily by standby letters of credit and loan commitments with a remaining maturity exceeding one year. These obligations have been converted to on-balance sheet credit equivalent amounts and adjusted for risk.
(3)  Tier I capital divided by average total assets.

     Management does not anticipate that any of the equipment purchase discussed below will have a material negative impact on stockholder's equity during 1996.

Results of Operations

     Net income for the three month period ending March 31, 1996 was $725,000 an increase of $117,000 over the 1995 related period, an increase of 19.2%. Earnings per share was $.54 during the first three months of 1996 compared to $.45 during the 1995 period.

     Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income for the 1996 period, after provision for possible loan losses, was $2,429,000 an increase of $165,000 or 7.3% compared to an increase of $88,000 or 4% during the same time period in 1995.

                       Analysis of Average Balances and Interest Rates (1)

                                       March 31                        March 31,
                                         1996                             1995

                              Average               Average    Average               Average
                              Balance   Interest     Rate      Balance   Interest     Rate
                                 $          $          %          $         $          %

ASSETS
Short-term investments:
Interest-bearing deposits
 in other banks                2,743        37      5.43            36         1      5.59
Total short-term investments   2,743        37      5.43            36         1      5.59
Investment securities:
  Taxable                     71,192     1,157      6.54        61,644     1,023      6.73
  Tax-exempt (3)                 931        29     12.53         2,533        79     12.61
  Total investments           72,123     1,186      6.61        64,177     1,102      6.96
Loans:
  Residential mortgage loans  97,206     2,251      9.31        97,275     2,193      9.14
  Commercial and farm loans   41,017     1,012      9.92        38,055       911      9.71
  Loans to State & Political
   Subdivisions                8,267       181      8.81         7,368       155      8.55
  Other loans                 14,161       395     11.22        14,066       399      9.76
  Loans-net of
   discount (2)(3)(4)        160,651     3,839      9.61       156,764     3,598      9.31
Total interest-earning
 assets                      235,517     5,062      8.64       220,977     4,701      8.63
Cash and due for banks         4,991                             4,825
Bank premises and equipment    4,162                             4,115
Available-for-sale securities
 adjustment                      482                              (370)
Other assets                   3,312                             2,875
Total non-interest bearing
 assets                       12,947                            11,445
Total assets                 248,464                           232,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  NOW accounts                24,255       126      2.09        23,788       148      2.52
  Savings accounts            25,919       144      2.23        25,957       170      2.66
  Money Market accounts       24,288       267      4.44        21,302       248      4.72
  Certificates of deposit    126,476     1,877      5.97       111,982     1,545      5.60
  Total interest-bearing
   deposits                  200,938     2,414      4.83       183,029     2,111      4.68
Other borrowed funds           7,284       114      6.29        13,422       203      6.13
Total interest-bearing
 liabilities                 208,222     2,528      4.88       196,451     2,314      4.78
Demand deposits               15,178                            14,150
Other liabilities              3,513                             2,489
Total non-interest-bearing
 liabilities                  18,691                            16,639
Stockholders' equity          21,551                            19,332
Total liabilities and
 stockholders' equity        248,464                           232,422
Net interest income                      2,534                             2,387
Net interest spread (5)                             3.76                              3.85
Net interest income as a
 percentage of average
 interest-earning assets                            4.33                              4.38
Ratio of interest-earning
 assets to interest-bearing
 liabilities                                        1.13                              1.12

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

                                       7
     The yield on earning assets, on a tax-equivalent basis, was nearly unchanged 8.64% and 8.63% in the first three months of 1996 and 1995, respectively. The cost of funds was 4.88% and 4.78%, in the first three months of 1996 and 1995, respectively, as the cost of funds increased 10 basis points. During the first three months of 1996, the interest rate on money market accounts declined by 30 basis points, however, the interest rate on certificates of deposit increased by 37 basis points and continued to be most effected by the upward pressure in interest rates. This trend reflects the significant increase in interest rates that occurred during 1994. The decline in market interest rates during 1995 did not reduce this pressure on interest margin and is reflected in the net interest spread decline of 5 basis points during the current period.

     As described above, the Company has continued to experience a slight narrowing of it's margin during the three months of 1996. The Company continues to review various pricing strategies to enhance deposit growth while maintaining or expanding the current interest margin.

     Provision for possible loan losses decreased $2,500 to $47,500 in 1996, compared to a provision of $50,000 in the same three month period of 1995. This decrease was appropriate given management's quarterly review of the allowance for loan and lease losses which is based on the following information; migration analysis of delinquent and non-accrual loans, estimated future losses on loans, recent review of large problem credits, local economic conditions, historical loss experience, OCC qualitative adjustments and peer comparisons.

     Total other operating income increased by $28,000 compared to the same period in 1995. Trust income was down $8,000, service charge income was up $16,000, and other income was up $5,000 as was realized securities gains of $15,000 resulting for the sale of some stock of Federal Home Loan Mortgage Corporation.

     Total other operating expense was $1,673,000 in the first three months of 1996 which reflected a decrease of $36,000 or 2% over the 1995 period. Salaries and benefits expense was virtually unchanged for the current three month period reflecting normal merit increases offset by a reduction of full time equivalent employees(FTE). FTEs were reduced as a result of the operational efficiencies created from electronic check imaging. Occupancy expense increased by $6,000 or 5.3% and furniture and equipment expenses decreased 2.5% or $4,000. Federal Deposit Insurance Corporation(FDIC) insurance expense decreased $81,000 or 73% during the first three months of 1995. The Company currently is paying the minimum FDIC premium, however, the premium may increase in the future.

       Other expenses increased $44,000 or 8.2% in the first three months of 1996 over the 1995 related period representing an increase in marketing costs, other professional fees, printing expenses offset by reductions in postage (as result of the implementation of check imaging).

     The Company currently pays a premium to the FDIC for the Savings Association Insurance Fund (SAIF) as a result of the deposits obtained with the acquisition of Star Savings and Loan Association. Congress is currently evaluating proposals to recapitalize SAIF and, although it appears that no agreement will be reached between the House and Senate regarding recapitalization of the SAIF fund, the Company, as well as other financial institutions with SAIF deposits may be required, in the future, to pay a one-time special assessment that could approximate 85 basis points of SAIF deposits held or ($463,000). The special assessment, should it occur, will adversely effect earnings and liquidity.

     The provision for income taxes was $352,000 during the first three months of 1996 compared to $240,000 during the 1995 related period. Income before taxes increased $229,000 in the 1996 period as compared to the same time period in 1995.

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

                                       8
     Funds received from increase deposits (primarily certificates of deposit) were used to reduce the short-term borrowings at the Federal Home Loan Bank. The remaining funds were then used to invest in securities there being little increase in loans.

     Management projected that capital expenditures for 1996 would increase approximately $100,000 for repairs and improvements to branches and capital expenditures to keep pace with current technology needs. During the first three months of 1996 $49,000 was expended, the same as the capital acquisitions during 1995.

      Management is currently renting two properties as a temporary solution to the space limitations it has experienced at the main office. Efforts are continuing to evaluate various long term alternative solutions.

     Liquidity is achieved primarily by having temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA, federal funds sold and investments which mature in a relatively short time period (maturities under one year). The Company also maintains a credit line of approximately $8.5 million (currently with no balance) with the Federal Home Loan Bank as an additional source of liquidity.

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

     The Company's six to twelve-month asset/liability position at March 31, 1996, was again liability sensitive, with a negative dollar gap of $7.7 million or .93 (at December 31, 1995 the Company's liability sensitivity was a negative $9.8 million or .91). Management was able to move to within its policy range (positive 1.25 to negative .75) by the selection and pricing of assets and liabilities acquired.

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

                                       9
Credit Quality Risk

     The following table identifies amounts of loan losses and non-performing loans. Past due loans are those which were contractually past due 90 days or more as to interest or principal payments (dollars in thousands).


                                   March 31,                    December 31,

                                     1996          1995        1994       1993        1992


Nonaccruing loans                $    814       $    763    $  1,557    $ 1,566    $    689
Impaired loans                        696            696
Accrual loans - 90 days or
  more past due                       366            689         267        418         439

     Total non-performing loans  $  1,876       $  2,148    $  1,824    $ 1,984    $  1,128

Other real estate owned          $    152       $    208    $    168    $   231    $    330

Loans outstanding at end of
 period                          $161,880       $161,886    $157,144   $143,218    $132,033
Unearned income                       220            259         575      1,311       2,506
Loans, net of unearned income    $161,660       $161,627    $156,569   $141,907    $129,527

Non-performing loans as percent
  of loans, net of unearned
  income                             1.16%          1.33%       1.17%      1.40%        .87%

Total nonperforming assets as a
  percent loans of net unearned
  income                             1.25%          1.46%       1.27%      1.56%       1.13%

Transactions in the allowance for possible loan losses were as follows (in thousands):


                                  At March 31,             Years Ended
December 31,
                                      1996           1995        1994      1993     1992


Balance, beginning of period        $1,833          $1,721      $1,516    $1,201     $  996
Charge-offs                             (8)            (69)        (68)      (71)      (151)
Recoveries                               7              18          18        71         32
Provision for loan losses               48             163         255       315        324

Balance, end of period              $1,880          $1,833      $1,721    $1,516     $1,201

     The allowance is maintained at a level to absorb potential future loan losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management's basis for the level of the allowance and the quarterly provision is its evaluation of the loan portfolio, current and projected economic conditions, the historical loan loss experience, present and prospective financial condition of the borrowers, the level of non-performing assets, and other relevant factors. While management evaluates all of this information quarterly, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their evaluation of information available to them at the time of their examination. Based on this process, management currently believes that the allowance is adequate to offset any exposure that may exist for under-collateralized or uncollectible loans.

     The Company has two loans as of March 31, 1996 that it considers impaired. Management believes that the liquidation of the collateral would exceed principal, plus interest and fees, thus no allowance reserve is required. Management continues to monitor the impaired loans and will liquidate the collateral as soon as legal constraints are past.

     The Company does not accrue interest income on impaired loans and subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of it's ultimate ability to collect principal and interest.

                                      10
Branch Acquisition

       On April 20, 1996, the Bank purchased two branch offices of Meridian Bank of Pennsylvania (Canton and Gillett) comprising approximately $16.5 million of deposit liabilities; $3.5 million of loans and other assets. In consideration for the assumption of the deposit liabilities the Bank paid a premium of approximately $1 million. Loans were priced at fair value plus accrued but unpaid interest. Management believes that after a modest negative impact on earnings for 1996, a positive impact on future earning is expected from the acquisition.

       The branch acquisition has had a net positive impact to liquidity by the addition of deposits from the proceeds of the settlement discussed above.

General

       In May of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights," an amendment of SFAS No. 65. This Statement, which is required to be adopted during the first quarter of 1996, allows enterprises engaging in mortgage banking activities to recognize as separate assets rights to service mortgage loans for loans originated for sale by the enterprise. As the Company does not significantly engage in the sale of mortgage loans, the impact of this Statement has not had a material impact on the Company's results of operations or financial position.

     Various congressional bills have been passed and other proposals have been made for significant changes to the banking system, including provisions for: recapitalization by the FDIC of the SAIF as discussed previously; limitations on deposit insurance coverage; changing the timing and method financial institutions use to pay for deposit insurance; expanding the power of banks by removing restrictions on bank underwriting activities; tightening the regulation of bank derivatives activities; allowing commercial enterprises to own banks; and permitting bank holding companies or the bank to own or control affiliates that engage in securities, mutual funds and insurance activities.

     Except as previously discussed in the section on result of operations, management believes that the effect of the provisions of this legislation on liquidity, capital resources, and the results of operations of the company will not be material.

     Aside from those matters described above, management does not currently believe that there are any trends or uncertainties which would have a material impact on future operating results, liquidity or capital resources nor is it aware of any current recommendations by the regulatory authorities which if they were to be implemented would have such an effect, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have and in the future may have a negative impact on the company's results of operations.

                                      11
PART II - OTHER INFORMATION AND SIGNATURES

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

Item 2 - Changes in Securities - Nothing to report.

Item 3 - Defaults Upon Senior Securities - Nothing to report.

Item 4 - Submission of Matters to a Vote of Security Holders:

       Results of the voting at the Annual Meeting of Shareholders April 16, 1996 held at 12:00 p.m. at the Tioga County Fairgrounds Youth Building, Whitneyville, Pennsylvania, 16901:

            1.  Election of Class 1 Directors whose term will expire in 1999

                                           For      Withhold Authority

              Carol J. Bond               914,384        22,553
              R. Lowell Coolidge          914,384        22,553
              Richard E. Wilber           913,958        22,979
              John M. Thomas, M.D.        913,796        23,141
              Larry J. Croft              914,384        22,553


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









                                Citizens Financial Services, Inc.
                                (Registrant)


May 10, 1996                   /s/ Richard E. Wilber
                               _______________________
                               By: Richard E. Wilber
                               President and Chief Financial Officer
                               (Principal Executive Officer)




May 10, 1996                   /s/ Thomas C. Lyman
                               _______________________
                               By: Thomas C. Lyman
                               Treasurer
                               (Principal Financial &
                                Accounting Officer)