Form 10-Q
period 1996-06-30
CITIZENS FINANCIAL SERVICES INC
filed 1996-08-12
CIK 739421

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549
                                FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                                   or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No_____

     The number of shares outstanding of the Registrant's Common Stock, as of August 1, 1996, 1,360,228 shares of Common Stock, par value $1.00.

                      Citizens Financial Services, Inc.

                                  Form 10-Q

                                    INDEX


                                                                       Page

Part I    FINANCIAL INFORMATION (UNAUDITED)

Item 1-Financial Statements

     Consolidated Balance Sheet as of June 30, 1996 and
       December 31, 1995                                                  1

     Consolidated Statement of Income for the
       Three Months and Six Months Ended June 30, 1996 and 1995           2

     Consolidated Statement of Cash Flows for the Six Months Ended
       June 30, 1996 and 1995                                             3

     Notes to Consolidated Financial Statements                           4

Item 2-Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         4-12

Part II   OTHER INFORMATION AND SIGNATURES

Item 1-Legal Proceedings                                                  13

Item 2-Changes in Securities                                              13

Item 3-Defaults upon Senior Securities                                    13

Item 4-Submission of Matters to a Vote of Security Holders                13

Item 5-Other Information                                                  13

Item 6-Exhibits and Reports on Form 8-K                                   13

       Signatures                                                         14

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
        (UNAUDITED)

                                               June 30,         December 31,
                                                 1996                1995

ASSETS:
Cash and due from banks:
  Noninterest-bearing                       $   5,936,403      $   5,535,712
  Interest-bearing                                 37,681             36,949

Total cash and cash equivalents                 5,974,084          5,572,661

Available-for-sale securities                  30,611,957         21,444,353
Held-to-maturity securities (estimated
   market value 1996,$60,745,000;
   December 31, 1995, $53,589,000)             61,848,332         52,271,151
Loans (net of allowance for possible loan
losses 1996, $1,911,726; December 31, 1995,
$1,833,115)                                   170,508,604        159,793,794
Foreclosed assets held for sale                   228,413            207,959
Premises and equipment                          4,167,051          4,175,459
Accrued interest receivable and other assets    5,712,226          3,629,072

TOTAL ASSETS                                 $279,050,667       $247,094,449

LIABILITIES:
Deposits:
  Noninterest-bearing                        $ 17,572,973       $ 15,140,360
  Interest-bearing                            223,582,967        198,175,933

Total deposits                                241,155,940        213,316,293

Borrowed funds                                 11,887,369          8,855,044
Accrued interest payable                        1,584,127          2,106,036
Dividends payable                                 607,315            579,349
Other liabilities                               1,894,866            940,461

TOTAL LIABILITIES                             257,129,617        225,797,183

STOCKHOLDERS' EQUITY:
Common Stock
  $1.00 par value; authorized 5,000,000
  shares; issued and outstanding
  1,360,228 and 1,347,323 shares
  in 1996 and 1995, respectively                1,360,228          1,347,323
Additional paid-in capital                      6,828,302          6,512,129
Retained earnings                              13,687,222         13,089,281

TOTAL                                          21,875,752         20,948,733
Unrealized holding gains on
  available-for-sale securities                    45,298            348,533
TOTAL STOCKHOLDERS' EQUITY                     21,921,050         21,297,266

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $279,050,667       $247,094,449


The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
         (UNAUDITED)

                                                    Three Months Ended          Six Months Ended
                                                          June 30,              June 30,
                                                     1996          1995          1996          1995

  INTEREST INCOME:
  Interest and fees on loans                      $3,872,352    $3,662,519   $ 7,663,626   $ 7,215,279
  Interest on interest-bearing deposits
     with banks                                      108,904        24,045       145,720        24,539
  Interest and dividends on investments:
      Taxable                                      1,285,528     1,020,337     2,425,541     2,025,988
      Nontaxable                                      17,945        49,756        37,388       102,180
      Dividends                                       17,861        19,355        35,166        36,521

  Total interest and dividends on investments      1,321,334     1,089,448     2,498,095     2,164,689

  TOTAL INTEREST INCOME                            5,302,590     4,776,012    10,307,441     9,404,507

  INTEREST EXPENSE:
  Interest on deposits                             2,569,282     2,337,035     4,983,720     4,446,451
  Interest on borrowed funds                         117,800        98,753       231,478       302,490

  TOTAL INTEREST EXPENSE                           2,687,082     2,435,788     5,215,198     4,748,941

  NET INTEREST INCOME                              2,615,508     2,340,224     5,092,243     4,655,566
  Provision for possible loan losses                  52,500        37,500       100,000        87,500

  NET INTEREST INCOME AFTER PROVISION FOR
      POSSIBLE LOAN LOSSES                         2,563,008     2,302,724     4,992,243     4,568,066

  OTHER OPERATING INCOME:
  Service charge income                              214,262       184,748       394,063       348,087
  Trust income                                        66,441        49,071       134,709       125,613
  Other income                                        52,311       100,136       105,806       147,357
  Realized securities gains, net                           0             0        19,264         4,700

  TOTAL OTHER OPERATING INCOME                       333,014       333,955       653,842       625,757

  OTHER OPERATING EXPENSES:
  Salaries and employee benefits                     839,389       801,136     1,646,176     1,609,126
  Occupancy expenses                                 114,719       106,968       228,673       215,218
  Furniture and equipment expenses                   155,601       150,064       291,810       289,812
  FDIC insurance expense                              29,929       110,849        59,859       221,698
  Other expenses                                     614,715       564,455     1,201,054     1,106,549

  TOTAL OTHER OPERATING EXPENSES                   1,754,353     1,733,472     3,427,572     3,442,403

  Income before provision for income taxes         1,141,669       903,207     2,218,513     1,751,420

  Provision for income taxes                         332,388       256,554       684,178       496,554

  NET INCOME                                      $  809,281    $  646,653   $ 1,534,335     1,254,866

  Earnings per share                                  $0.59          $0.48         $1.13         $0.92
  Cash dividend declared                              $0.44          $0.42         $0.44         $0.42

  Weighted average number of shares outstanding    1,360,228     1,360,228     1,360,228     1,360,228

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
       (UNAUDITED)
                                                        Six months Ended
                                                             June 30,

CASH FLOWS FROM OPERATING ACTIVITIES:                   1996           1995

  Net income                                      $ 1,534,335    $ 1,254,866
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for possible loan losses                100,000         87,500
    Provision for depreciation and amortization       203,942        224,456
    Amortization and accretion of investment
     securities                                       166,912        113,622
    Deferred income taxes                              12,556        (19,461)
    Realized gains on securities                      (19,264)        (4,700)
    Realized gains on loans sold                       (6,204)       (13,377)
    Gain on sale of foreclosed assets held for sale   (10,315)       (45,306)
    (Increase) in accrued interest receivable
      and other assets                               (939,912)      (390,195)
    Increase (decrease) in accrued interest
      payable and other liabilities                   432,495       (126,817)

      Net cash provided by operating activities     1,474,545      1,080,588

CASH FLOWS FROM INVESTING ACTIVITIES:
  Available-for-sale securities:
   Proceeds from sales of securities                   16,047              0
   Purchase of securities                          (9,681,671)    (1,074,688)
  Held-to-maturity securities:
   Proceeds from maturity and principal
    repayments of securities                        3,708,853      2,467,973
   Purchase of securities                         (13,395,108)    (2,153,200)
  Net increase in loans                            (7,226,277)      (114,557)
  Purchase of loans                                (3,659,068)             0
  Capital expenditures                               (177,406)      (308,320)
  Proceeds from sale of foreclosed assets held
   for sale                                            66,600        152,400
  Deposit acquisition premium                      (1,017,714)             0

      Net cash used by
        investing activities                      (31,365,744)    (1,030,392)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                         10,709,707     11,200,211
  Proceeds from long-term borrowings                  101,232        739,098
  Repayments of long-term borrowings                  (47,913)       (75,369)
  Net increase (decrease) in short-term
   borrowed funds                                   2,979,006    (10,630,641)
  Dividends paid                                     (579,349)      (547,163)
  Deposits of acquired branches                    17,129,939              0

      Net cash provided by
        financing activities                       30,292,622        686,136

      Net increase in cash and cash
       equivalents                                    401,423        736,332

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    5,572,661      5,511,300

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 5,974,084    $ 6,247,632

Supplemental Disclosures of Cash Flow Information:

  Interest paid                                   $ 5,737,107    $ 5,090,228

  Income taxes paid                               $   710,000    $   535,000


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

     The accompanying interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1996, and the results of operations for the interim periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.
Actual results could differ significantly from those estimates. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The results of operations for the three months and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings per Share

     Earnings per share calculations give retroactive effect to stock dividends Declared by the Company. The number of shares used in the earnings per share and dividends per share calculation was 1,360,228 for 1996 and 1995. The number of shares used for prior periods reflect the one percent stock dividend declared on May 21, 1996.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods indicated in the accompanying consolidated financial statements. The results of operations for the three months and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

Financial Condition

     For the six month period ended June 30, 1996, the assets of the Company have increased by $32 million or 12.9% compared with an increase of $2.4 million for the same period in 1995. This growth was primarily the result of the acquisition of the Canton and Gillett offices of Meridian Bancorp, Inc. on April 19, 1996 of $17.1 million.

     Cash and cash equivalents increased $.4 million in 1996 compared with an increase of $.7 million for the same period in 1995.

     Total investment securities increased $18.7 million or 25.4% in 1996 compared with an increase of $1.5 million for the same period in 1995. The primary reason for the increase was the assumptions of the deposits of the above-mentioned branches that resulted in a payment of cash that was then invested in investment securities.

     During the first six months of 1996, securities totaling $3.7 million matured. During the same period $18.3 million U. S Treasury securities were purchased with maturities of five years ($10.2 million classified as held-to-maturity and $8.1 million as available-for-sale). Additionally, $4.8 million in investment grade corporate bonds were purchased.

     Net loan balances increased a strong $10.7 million or 6.7% for the current period as compared with a slight decrease of $.2 million for the first six months of 1995. Increased loan demand during 1996 was the primary reason for the increase. The acquisition of the Canton and Gillett branches accounted for the $3.7 million of the loan growth.

     During the remainder of 1996, management expects that loan demand will continue as the result of the attractive interest rates that the Bank is currently promoting combined with a healthy local economy. The major concentrations of loans continue to be in residential real estate-consisting of loans to purchase and improve real estate, debt consolidation and home equity lines of credit. Because of the local loan demand, the Bank also expects to be successful in lending to local state and political subdivisions during the remainder of 1996.

     The loan portfolio consists of the following (in thousands):

                                     June 30,     December 31,      June 30,
                                       1996           1995            1995

Real estate loans - residential     $103,833       $ 97,612        $  97,076
Real estate loans - commercial        25,576         24,167           23,490
Real estate loans - agricultural       7,121          8,027            6,529
Loans to individuals for household,
  family and other purchases          13,673         13,198           12,409
Commercial and other loans            11,531         10,535           10,533
State and political subdivision
  loans                               10,914          8,347            6,840

Total                                172,648        161,886          156,877
Less: unearned income on loans           227            259              419

Loans, net of unearned income       $172,421       $161,627         $156,458


     Deposit growth continues to be strong increasing by $27.8 million or 13% as the result of the acquisition of the two branches ($17.1 million) and the competitive pricing of certificates of deposit. The first six months of 1995 saw an increase of $11.2 million.

     Borrowed funds increased by $3.1 million during the first six months of 1996 compared with a decrease of $10 million in 1995. This increase was the result of additional short-term borrowing from the Federal Home Loan Bank. The Company's daily cash requirements or short-term investments are now being met by using the financial instruments available through the Federal Home Loan Bank rather than using federal funds market. The strong increase in loan demand and additional security investments during the first six months of 1996 required an increase in short-term borrowing.

Capital

     The Company has computed its risk-based capital ratios as follows (dollars in thousands):

                                              June 30,         December 31,
                                               1996                1995

Tier I - Total stockholders' equity          $ 21,921           $ 21,297
Less:  Unrealized holding gains (losses)
         on available-for-sale securities          45                349
    Goodwill and core deposit intangible     1,000                  0
Tier I, net                                    20,876             20,948
Tier II - Allowance for loan losses(1)          1,882              1,719
  Total qualifying capital                   $ 22,758           $ 22,667
Risk-adjusted on-balance sheet assets        $142,972           $131,247
Risk-adjusted off-balance sheet
     exposure (2)                               7,601              6,242

  Total risk-adjusted assets                 $150,573           $137,489

                                             June 30,         December 31,
Ratios:                                        1996                1995

Tier I risk-based capital ratio               13.9%               15.2%
Federal minimum required                       4.0                 4.0

Total risk-based capital ratio                15.1%               16.5%
Federal minimum required                       8.0                 8.0

Leverage ratio (3)                             7.9%                8.7%
Federal minimum required                       4.0                 4.0

(1) Allowance for loan losses is limited to 1.25% of total risk-adjusted assets.
(2) Off-balance sheet exposure is caused primarily by standby letters of credit and loan commitments with a remaining maturity exceeding one year. These obligations have been converted to on-balance sheet credit equivalent amounts and adjusted for risk.
(3)  Tier I capital divided by average total assets.


   See the discussion of liquidity below for details regarding future expansion plans and the impact on capital.

Results of Operations

     Net income for the three month period ending June 30, 1996 was $809,000 an increase of $163,000 or 25.2% over the 1995 related period. Earnings per share was $.59 during the second quarter of 1996 compared with $.48 during the comparable 1995 period. Net income for the current six months of 1996 was $1,534,000 compared with $1,255,000 in 1995, an increase of $280,000 or
22.3% discussed in more detail below.

     Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income for the current six month 1996 period, after provision for possible loan losses was $4,992,000, an increase of $424,000 or 9.3% compared with an increase of $162,000 or 3.7% during the same period in 1995.

                                     Analysis of Average Balances and Interest Rates (1)

                                              June 30, 1996              June 30, 1995              June 30, 1994
                                        Average           Average  Average           Average  Average
Average
                                        Balance  Interest  Rate    Balance  Interest  Rate    Balance Interest  Rate
                                           $         $       %       $         $       %         $        $      %


ASSETS
Short-term investments:
 Interest-bearing deposits at banks      5,556       146    5.28      811      25    6.22     1,209      23     3.80

Investment securities:
 Taxable                                76,067     2,461    6.51   61,935   2,063    6.72    61,209   2,019     6.65
 Tax-exempt(3)                             895        56   12.60    2,433     155   12.85     3,133     241    15.51
Total investment securities             76,962     2,517    6.58   64,368   2,218    6.95    64,342   2,260     7.08

Loans:
 Residential mortgage loans             99,183     4,563    9.25   97,092   4,438    9.22    91,056   3,898     8.63
 Commercial & farm loans                41,123     2,022    9.89   38,256   1,863    9.82    31,214   1,292     8.35
 Loans to state & political
   subdivisions                          8,700       382    8.83    7,242     307    8.55     5,468     186     6.86
 Other loans                            14,161       818   11.62   13,980     697   10.05    14,809     714     9.72
Loans, net of discount (2)(3)(4)       163,167     7,785    9.59  156,570   7,305    9.41   142,547   6,090     8.62

Total interest-earning assets          245,685    10,448    8.55  221,749   9,548    8.68   208,098   8,373     8.11
Cash and due from banks                  5,264                      4,769                     4,011
Bank premises and equipment              4,173                      4,083                     3,959
FASB 115 adjustment                        275                       (186)                      (72)
Other assets                             7,676                      3,295                     3,185

Total noninterest-bearing assets        17,388                     11,961                    11,083

Total assets                           263,073                    233,710                   219,181

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
 NOW accounts                           26,849       295    2.21   23,772     286    2.43    26,760     286     2.16
 Savings accounts                       27,206       301    2.22   25,988     330    2.56    27,615     303     2.21
 Money market accounts                  26,111       566    4.36   21,660     510    4.75    20,882     311     3.00
 Certificates of deposit               130,159     3,823    5.91  115,844   3,321    5.78   103,364   2,692     5.25
Total interest-bearing deposits        210,325     4,985    4.77  187,264   4,447    4.79   178,621   3,592     4.06

Other borrowed funds                     7,461       231    6.23    9,722     302    6.26     5,489     115     4.22
Total interest-bearing liabilities     217,786     5,216    4.82  196,986   4,749    4.86   184,110   3,707     4.06

Demand deposits                         16,500                     14,189                    13,874
Other liabilities                        7,178                      3,025                     2,830
Total noninterest-bearing liabilities   23,678                     17,214                    16,704

Stockholders' equity                    21,609                     19,510                    18,367
Total liabilities & stockholders'
 equity                                263,073                    233,710                   219,181

Net interest income                                5,232                    4,799                     4,666

Net interest spread (5)                                     3.74%                    3.82%                      4.05%
Net interest income as a percentage
 of average interest-earning assets                         4.28%                    4.36%                      4.52%
Ratio of interest-earning assets
 to interest-bearing liabilities                            1.13                     1.13                       1.13

(1) Averages are based on daily balances.
(2) Includes loan origination and commitment fees.
(3) Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%.
(4) Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

     As described in the table above the yield on earning assets, on a tax-equivalent basis, declined from 8.68% to 8.55% (13 basis points) in the first six months of 1996 and 1995, respectively. The cost of funds was 4.82%
 and 4.86% during the six months ended 1996 and 1995, respectively (a decrease of 4 basis points).

   In comparing the average interest cost of 1996 versus 1995, NOW accounts decreased 22 basis points, savings accounts decreased by 34 basis points and interest rate on money market accounts decreased by 39 basis points. The interest rate on certificates of deposit, however, increased by 13 basis points and continued to be most affected by the upward pressure in interest rates.

     As described above, the Company has continued to experience a slight narrowing of its margin percentage during the six months of 1996. The Company continues to review various pricing strategies to enhance deposit growth while maintaining or expanding the current interest margin.

                                       1996 vs. 1995                            1995 vs. 1994

                         Change in   Change  Change in  Total     Change in  Change   Change in   Total
                          Volume    in Rate    Rate &   Change      Volume   in Rate    Rate &    Change
                                              Volumes                                  Volumes


Interest income:
Short-term investments:
 Interest-bearing deposits
  at banks                $  148    $   (4)  $  (22)   $  122      $   (8)   $   14    $    (5)    $    1

Investment securities:
 Taxable                     475       (62)     (15)      398          24        20          0         44
 Tax-exempt                  (99)       (2)       2       (99)        (54)      (41)        10        (85)

Total investments            376       (64)     (13)      299         (30)      (21)        10        (41)

Loans:
 Residential mortgage loans   96        28        0       124         261       262         18        540
 Commercial and farm loans   141        17        1       159         294       225         52        571
 Loans to state & political
  subdivisions                62        11        2        75          61        45         15        121
 Other loans                   9       111        1       121         (41)       25         (2)       (18)

Total loans - net of
  discount (2)(3)(4)         308       167        4       479         575       557         83      1,215

Total interest income        832        99      (31)      900         537       550         88      1,175

Interest expense:
Interest bearing deposits:
 NOW accounts                 37       (25)      (3)        9         (32)       36         (4)         0
 Savings accounts             16       (43)      (2)      (29)        (18)       48         (3)        27
 Money market accounts       106       (41)      (8)       57          12       181          7        200
 Certificates of deposit     414        79        9       502         328       268         33        629

Total interest-bearing
  deposits                   573       (30)      (4)      539         290       533         33        856
Other borrowed funds         (71)       (1)       0       (72)         89        54         43        186

Total interest expense       502       (31)      (4)      467         379       587         76      1,042

Net interest income       $  330    $  130   $  (27)   $  433      $  158    $ (37)     $   12    $   133

   The above table detailing the change in net interest income clearly shows the impact ($475,000) resulting from volume increases in taxable investment securities (proceeds from the assumptions of Canton and Gillett deposits and normal deposit growth) being more than offset by the increase in total interest-bearing deposits ($573,000). The net positive gain in volume of $330,000 combined with a net positive increase due to rate of $130,000 resulted in a very substantial increase of $433,000.

     Provision for possible loan losses increased $12,500 to $100,000 in 1996, compared with a provision of $87,500 in the same six month period of 1995. This increase was appropriate given management's quarterly review of the allowance for loan losses that is based on the following information; migration analysis of delinquent and non accrual loans, estimated future losses on loans, recent review of large problem credits, local economic conditions, historical loss experience, OCC qualitative adjustments, purchase of loans through acquisitions
 (as occurred in the second quarter of 1996) and peer comparisons.

     Total other operating income increased $28,000 compared with the same period in 1995. Trust income was up $9,000, service charge income was up $46,000, and other income was down $42,000 (1995 reflected gains of $45,000 on the sale of other real estate owned). Realized securities gain of $15,000 resulting primarily from the sale of some Federal Home Loan Mortgage Corporation stock.

     Total other operating expense was $3,428,000 in the first six months of 1996 reflecting a decrease of $15,000 over the 1995 period. Salaries and benefit's expense increased by $37,000 for the current six month period reflecting normal merit increases offset by a reduction of full time equivalent employees(FTE) during the first 4 months of 1996. FTEs were reduced because of the operational efficiencies created from electronic check imaging, however, the acquisition of the two new branches increased the FTEs by six to 116. Occupancy expense increased by $13,500 or 6.3% and furniture and equipment expenses increased by $2,000.

   FDIC expense declined $162,000 or 73%, as the Bank Insurance Fund ("BIF") reached its statutorily mandated reserve limit and deposit premiums being reduced to a minimum of $2,000 per year while the Savings Association Fund ("SAIF") deposit balances continues to pay a premium of $.23 per hundred.

     The Company currently pays a premium to the SAIF because of the deposits obtained with the acquisition of Star Savings and Loan Association in 1991. Congress is currently considering a variety of proposals to remedy the large disparity of insurance premiums paid by savings and loan associations for deposit insurance under the SAIF in comparison to the BIF. In order to recapitalize SAIF and remedy the disparity of premiums for deposit insurance, the following has been proposed: the payment of a one-time special assessment, a merger of SAIF and the BIF, and sharing of FICO cost (the cost representing the bonds which were floated in connection with the bailout) pro-rata among all FDIC-insured institutions and credit unions. Management in unable to assess the exact cost associated with any of these proposals, but one or more of these proposals could result in an increase of FDIC premiums in the future and/or the payment of some type of assessment.

   Other expenses increased $95,000 or 8.5% in the first six months of 1996 over the 1995 related period representing an increase in marketing costs, other professional fees, printing expenses (an impact of new branch acquisitions) offset by reductions in postage from the implementation of check imaging.

     The provision for income taxes was $684,000 during the first six months of 1996 compared with $497,000 during the 1995 related period. Income before taxes increased $467,000 in the 1996 period over the same period in 1995.


Liquidity

     Liquidity is a measure of the Company's ability efficiently to meet normal cash flow requirements of both borrowers and depositors. To maintain proper liquidity, the Company uses funds management policies along with its investment policies to assure it can meet its financial obligations to depositors, credit customers and shareholders. Liquidity is needed to meet depositors' withdrawal demands, extend credit to meet borrowers' needs, provide funds for normal operating expenses and cash dividends, and fund other capital expenditures.

     During the first six months of 1996 $177,000 was expended ($40,000 for the branch acquisition), $131,000 less than the capital acquisitions during the same period in 1995. Management projected that capital expenditure for the remainder of 1996 will be approximately $724,000. $50,000 is anticipated for repairs, new equipment and improvements to branches. The newly acquired Canton office that is currently being leased, will be purchased for $194,000 in the third quarter of 1996 completing the acquisition. Additionally, approximately $230,000 for leasehold improvements and equipment to the supermarket branch currently under construction and $250,000 for the acquisition of the building and lot discussed below will be funded during 1996.

      Management is currently renting two properties as a temporary solution to the space limitations it has experienced at the main office. On July 17, 1996, the Bank purchased a building and lot adjoining the Mansfield branch location. The Company plans to use this area for the new operations/administration center and has been in the early planning stages for more than six years. Management anticipates that the construction will take place in 1997 or early 1998 with a total estimated cost of approximately $1.75 million.

   Management believes that it has sufficient resources to complete these projects from its normal operations and that they will have a long term positive effect on revenues, efficiency and the capacity for future growth.

     Liquidity is achieved primarily by temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA, and investments that mature in a short time (maturities less than one year). The Company also has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $85 million (currently using $6.6 million in use)as an additional source of liquidity.

Asset / Liability Management

     The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances. An asset or liability is considered interest-sensitive if the rate it yields or bears is subject to change within a predetermined time. When interest-sensitive assets exceed interest-sensitive liabilities during a prescribed time, a positive gap is the result. Conversely, when interest-sensitive liabilities exceed interest-sensitive assets during a time, a negative gap is the result.

     A positive gap suggests that earnings will be affected favorably if interest rates rise during the period and negatively when interest rates fall a while. A negative gap suggests that earnings will be effected inversely to interest rate changes. In other words, as interest rates fall, a negative gap should produce a positive effect on earnings and when interest rates rise, a negative gap should affect earnings negatively.

     The primary components of interest-sensitive assets include adjustable rate loans and investments, loan repayments, investment maturities and money market investments. The primary components of interest-sensitive liabilities include maturing certificates of deposit, IRA certificates of deposit (individuals over 59 1/2 have the option of changing), money market deposits, savings deposits, NOW accounts and short-term borrowing.

     The Company's six to twelve-month asset/liability position at June 30, 1996, was again liability sensitive, with a negative dollar gap of $22.6 million or .82 (at December 31, 1995 the Company's liability sensitivity was a negative $9.8 million or .91). The $12.8 million change was primarily the result of the branch acquisition of interest-bearing transactions accounts and new investments being purchased in the three to five year maturity range. Management was able to move to within its policy range (positive 1.25 to negative .75) by the selection and pricing of assets and liabilities acquired.

     Gap analysis does not necessarily show the precise impact of specific interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. In addition, assets and liabilities within the same period may, in fact, reprise at different times and at different rate levels.

     Another method used with increasing frequency and confidence by the Company to measure the impact of interest rate changes on net interest income is to simulate the potential effects of changing interest rates through computer modeling. Management intends to use the model as part of its risk management process that will effectively identify, measure, and monitor the bank's risk exposure.

Credit Quality Risk

     The following table identifies amounts of loan losses and nonperforming loans. Past due loans are those that were contractually past due 90 days or more as to interest or principal payments (dollars in thousands).


                                    June 30,                    December 31,

                                     1996          1995        1994        1993        1992


Non accruing loans               $    621       $    763    $  1,557    $  1,566    $    689
Impaired loans                        696            696
Accrual loans - 90 days or
  more past due                       192            689         267         418         439

     Total nonperforming loans  $   1,509       $  2,148    $  1,824    $  1,984    $  1,128

Other real estate owned          $    228       $    208    $    168    $    231    $    330

Loans outstanding at end of
 period                          $172,648       $161,886    $157,144    $143,218    $132,033
Unearned income                       227            259         575       1,311       2,506
Loans, net of unearned income    $172,421       $161,627    $156,569    $141,907    $129,527

Nonperforming loans as percent
  of loans, net of unearned
  income                              .88%          1.33%       1.17%       1.40%        .87%

Total nonperforming assets as a
  percent loans of net unearned
  income                             1.01%          1.46%       1.27%       1.56%       1.13%

Transactions in the allowance for possible loan losses were as follows (in thousands):

                                  At June 30,             Years Ended December 31,
                                      1996           1995        1994       1993     1992


Balance, beginning of period        $1,833          $1,721      $1,516     $1,201     $  996
Charge-offs                            (35)            (69)        (68)       (71)      (151)
Recoveries                              14              18          18         71         32
Provision for loan losses              100             163         255        315        324

Balance, end of period              $1,912          $1,833      $1,721     $1,516     $1,201

     The allowance is maintained at a level to absorb potential future loan losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management's establishes the level of the allowance and the quarterly provision is its basis for evaluation of the loan portfolio, current and projected economic conditions, the historical loan loss experience, present and prospective financial condition of the borrowers, the level of nonperforming assets, and other relevant factors. While management evaluates all of this information quarterly, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their evaluation of information available to them at the time of their examination. Based on this process, management currently believes that the allowance is adequate to offset any exposure that may exist for under collateralized or uncollectable loans.

     The Company has two loans as of June 30, 1996 that it considers impaired. Management believes that the liquidation of the collateral would exceed principal. Thus, no allowance reserve is required. Management continues to monitor the impaired loans and will liquidate the collateral when legal constraints are past.

     The Company does not accrue interest income on impaired loans. Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

Branch Expansion

   On April 20, 1996, the Bank purchased two branch offices of Meridian Bancorp Inc. (Canton and Gillett) comprising approximately $17.1 million of deposit liabilities; $3.7 million of loans. In consideration for the assumption of the deposit liabilities the Bank paid a premium of approximately $1 million. Loans were priced at fair value plus accrued but unpaid interest. Management believes that after a modest negative impact on earnings for 1996, a positive impact on future earning is expected from the acquisition.

Supermarket Banking

   On April 11, 1996, the Bank entered a license agreement with Weis Markets, Inc. for exclusive rights to operate a branch bank within the new supermarket being constructed in Wellsboro, PA. Management has contracted with a consulting firm to provide support in the construction and development of the branch and expects that it will be in operation by the fall of 1996.

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

     Apart from those matters described above, management does not currently believe that there are any trends or uncertainties that would have a material impact on future operating results, liquidity or capital resources nor is it aware of any current recommendations by the regulatory authorities that if they were to be carried out would have such an effect, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have and in the future may have a negative impact on the company's results of operations.

     Except as previously discussed in the section on the result of operations, management believes that the effect of the provisions of future legislation on liquidity, capital resources, and the results of operations of the company will not be material.

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

Item 4 - Submission of Matters to a Vote of Security Holders - None

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









                                Citizens Financial Services, Inc.
                                (Registrant)


August 12, 1996                /s/ Richard E. Wilber
                               _______________________
                               By: Richard E. Wilber
                               President and Chief Financial Officer
                               (Principal Executive Officer)




August 12, 1996                /s/ Thomas C. Lyman
                               _______________________
                               By: Thomas C. Lyman
                               Treasurer
                               (Principal Financial &
                                Accounting Officer)