Form 10-Q
period 1996-09-30
CITIZENS FINANCIAL SERVICES INC
filed 1996-11-12
CIK 739421

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549
                                FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                                   or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No_____

     The number of shares outstanding of the Registrant's Common Stock, as of November 4, 1996, 1,360,228 shares of Common Stock, par value $1.00.

                      Citizens Financial Services, Inc.

                                  Form 10-Q

                                    INDEX


                                                                       Page

Part I    FINANCIAL INFORMATION (UNAUDITED)

Item 1-Financial Statements

     Consolidated Balance Sheet as of September 30, 1996 and
       December 31, 1995                                                  1

     Consolidated Statement of Income for the
       Three Months and Nine months Ended September 30, 1996 and 1995     2

     Consolidated Statement of Cash Flows for the Nine months Ended
       September 30, 1996 and 1995                                        3

     Notes to Consolidated Financial Statements                           4

Item 2-Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         4-13

Part II   OTHER INFORMATION AND SIGNATURES

Item 1-Legal Proceedings                                                  14

Item 2-Changes in Securities                                              14

Item 3-Defaults upon Senior Securities                                    14

Item 4-Submission of Matters to a Vote of Security Holders                14

Item 5-Other Information                                                  14

Item 6-Exhibits and Reports on Form 8-K                                   14

       Signatures                                                         15

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
        (UNAUDITED)

                                             September 30,        December 31,
                                                 1996                1995

ASSETS:
Cash and due from banks:
  Noninterest-bearing                       $   7,061,973      $   5,535,712
  Interest-bearing                                 43,518             36,949

Total cash and cash equivalents                 7,105,491          5,572,661

Available-for-sale securities                  29,610,214         21,444,353
Held-to-maturity securities (estimated
   market value 1996,$58,405,000;
   December 31, 1995, $53,589,000)             58,454,075         52,271,151
Loans (net of allowance for possible loan
losses 1996, $1,955,216; December 31, 1995,
$1,833,115)                                   174,706,152        159,793,794
Foreclosed assets held for sale                    97,136            207,959
Premises and equipment                          4,561,073          4,175,459
Accrued interest receivable and other assets    5,486,652          3,629,072

TOTAL ASSETS                                 $280,020,793       $247,094,449

LIABILITIES:
Deposits:
  Noninterest-bearing                        $ 18,300,001       $ 15,140,360
  Interest-bearing                            224,239,922        198,175,933

Total deposits                                242,539,923        213,316,293

Borrowed funds                                 11,154,676          8,855,044
Accrued interest payable                        2,001,844          2,106,036
Dividends payable                                       0            579,349
Other liabilities                               1,672,611            940,461

TOTAL LIABILITIES                             257,369,054        225,797,183

STOCKHOLDERS' EQUITY:
Common Stock
  $1.00 par value; authorized 5,000,000
  shares; issued and outstanding
  1,360,228 and 1,347,323 shares
  in 1996 and 1995, respectively                1,360,228          1,347,323
Additional paid-in capital                      6,828,302          6,512,129
Retained earnings                              14,396,885         13,089,281

TOTAL                                          22,585,415         20,948,733
Unrealized holding gains on
  available-for-sale securities                    66,324            348,533
TOTAL STOCKHOLDERS' EQUITY                     22,651,739         21,297,266

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $280,020,793       $247,094,449


The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
         (UNAUDITED)

                                                    Three Months Ended          Nine months Ended
                                                        September 30,              September 30,
                                                     1996          1995          1996       1995

   INTEREST INCOME:
  Interest and fees on loans                      $4,039,128    $3,781,262   $11,702,755  $11,002,363
  Interest on interest-bearing deposits
     with banks                                          881        71,114       146,600       95,654
  Interest and dividends on investments:
      Taxable                                      1,436,657     1,050,648     3,862,198    3,076,635
      Nontaxable                                      16,246        42,620        53,634      144,800
      Dividends                                       18,940        19,183        54,106       55,704

  Total interest and dividends on investments      1,471,843     1,112,451     3,969,938    3,277,139

  TOTAL INTEREST INCOME                            5,511,852     4,964,827    15,819,293   14,375,156

  INTEREST EXPENSE:
  Interest on deposits                             2,642,152     2,414,280     7,625,872    6,860,731
  Interest on borrowed funds                         173,340       100,557       404,819      403,046

  TOTAL INTEREST EXPENSE                           2,815,492     2,514,837     8,030,691    7,263,777

  NET INTEREST INCOME                              2,696,360     2,449,990     7,788,602    7,111,379
  Provision for possible loan losses                  52,500        37,500       152,500      125,000

  NET INTEREST INCOME AFTER PROVISION FOR
      POSSIBLE LOAN LOSSES                         2,643,860     2,412,490     7,636,102    6,986,379

  OTHER OPERATING INCOME:
  Service charge income                              226,487       185,397       620,551      533,484
  Trust income                                        55,181        55,206       189,890      180,819
  Other income                                        92,507        49,503       198,313      198,659
  Realized securities gains, net                           0         5,000        19,264        9,700

  TOTAL OTHER OPERATING INCOME                       374,175       295,106     1,028,018      922,662

  OTHER OPERATING EXPENSES:
  Salaries and employee benefits                     852,406       811,005     2,498,583    2,420,131
  Occupancy expenses                                 112,560        94,415       341,233      309,633
  Furniture and equipment expenses                   144,443       145,439       436,254      435,251
  FDIC insurance expense                             312,601        21,769       372,459      243,467
  Other expenses                                     602,388       508,876     1,803,164    1,623,048

  TOTAL OTHER OPERATING EXPENSES                   2,024,398     1,581,504     5,451,693    5,031,530

  Income before provision for income taxes           993,637     1,126,092     3,212,427    2,877,511

  Provision for income taxes                         284,252       324,712       968,430      821,265

  NET INCOME                                      $  709,385    $  801,380   $ 2,243,997    2,056,246

  Earnings per share                                   $0.52         $0.59         $1.65        $1.51
  Cash dividend declared                               $0.00         $0.00         $0.44        $0.42

  Weighted average number of shares outstanding    1,360,228     1,360,228     1,360,228    1,360,228

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
       (UNAUDITED)
                                                        Nine months Ended
                                                           September 30,

CASH FLOWS FROM OPERATING ACTIVITIES:                   1996           1995

  Net income                                      $ 2,243,997    $ 2,056,246
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for possible loan losses                152,500        125,000
    Provision for depreciation and amortization       321,720        327,213
    Amortization and accretion of investment
     securities                                       264,181        175,171
    Deferred income taxes                               6,974        (33,228)
    Realized gains on securities                      (19,264)        (9,700)
    Realized gains on loans sold                      (13,089)       (26,164)
    Gain on sale of foreclosed assets held for sale   (50,106)       (46,040)
    (Increase) in accrued interest receivable
      and other assets                               (747,086)      (438,505)
    Increase in accrued interest
      payable and other liabilities                   627,959        441,941

      Net cash provided by operating activities     2,787,786      2,571,934

CASH FLOWS FROM INVESTING ACTIVITIES:
  Available-for-sale securities:
   Proceeds from sales of securities                   16,047              0
   Proceeds from maturity of securities             1,000,000              0
   Purchase of securities                          (9,681,671)    (6,797,231)
  Held-to-maturity securities:
   Proceeds from maturity and principal
    repayments of securities                        7,039,747      4,493,551
   Purchase of securities                         (13,395,108)    (2,153,200)
  Net increase in loans                           (11,516,872)      (961,982)
  Purchase of loans                                (3,659,068)             0
  Capital expenditures                               (662,014)      (358,938)
  Proceeds from sale of foreclosed assets held
   for sale                                           285,100        161,400
  Deposit acquisition premium                      (1,017,714)             0

      Net cash used by
        investing activities                      (31,591,553)    (5,616,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                         12,093,690     17,440,252
  Proceeds from long-term borrowings                  143,206        783,594
  Repayments of long-term borrowings                  (49,650)      (102,213)
  Net increase (decrease) in short-term
   borrowed funds                                   2,206,076    (10,507,639)
  Dividends paid                                   (1,186,664)    (1,120,961)
  Deposits of acquired branches                    17,129,939              0

      Net cash provided by
        financing activities                       30,336,597      6,493,033

      Net increase in cash and cash
       equivalents                                  1,532,830      3,448,567

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    5,572,661      5,511,300

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 7,105,491    $ 8,959,867

Supplemental Disclosures of Cash Flow Information:

  Interest paid                                   $ 8,134,883    $ 7,174,962
  Income taxes paid                               $ 1,040,000    $   775,000

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

     The accompanying interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1996, and the results of operations for the interim periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.
Actual results could differ significantly from those estimates. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The results of operations for the three months and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

      The Bank currently engages in the general business of banking throughout its service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. The Bank maintains its central office in Mansfield, Pennsylvania and presently operates full service banking facilities in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton and Gillett as well as an automatic teller machine located in Soldiers and Sailors Memorial Hospital in Wellsboro, Mansfield Wal-Mart and Mansfield University. The Bank's lending and deposit products are offered primarily within the vicinity of its service area. In addition, a new supermarket branch was opened October 31, 1996 in the Weis Market, Wellsboro.

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

LOANS

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

DEPOSITS

     Over the last few years the Company, responding to the demand for new competitive products in the market area, began to tier interest-bearing transaction and savings accounts by deposit size (larger balances receive higher rates). The Company has been offering a wide variety of deposit instruments, as have its competitors. Limited transaction deposit accounts with interest rates that vary as often as daily, unlimited transaction interest-bearing accounts, Premier 55 Club, Premier 55 Plus Club, Gold Club, individual retirement accounts, longer-term certificates of deposit (generally of five-year maturity), promotional 30-month and Roll-Up certificates of deposit (allows the customer to adjust the interest rate up once during the term by a maximum of 100 basis points) were some of the deposit product variations.

TRUST SERVICES

     Traditional trust and investment business and estate settlements are offered by the Bank.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods indicated in the accompanying consolidated financial statements. The results of operations for the three months and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

     In addition to historical information, this quarterly report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a material difference include, but are not limited to, those discussed in the section entitled "Management's
Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date thereof.
The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q to be filed by the Company and any current reports on Form 8-K filed by the Company.

Financial Condition

     For the nine month period ended September 30, 1996, the assets of the Company have increased by $32.9 million or 13.3% compared with an increase of $9.5 million for the same period in 1995. This growth was primarily the result of the acquisition of the Canton and Gillett offices of Meridian Bancorp, Inc. on April 19, 1996 of $17.1 million and corresponding loan growth.

     Cash and cash equivalents increased $1.5 million in 1996 compared with an increase of $3.5 million for the same period in 1995.

     Total investment securities increased $14.3 million or 25.4% during the first nine months of 1996 compared with an increase of $5.1 million for the same period in 1995. The Company purchased $23 million securities ($13.4 million classified as held-to-maturity and $9.7 million as available-for-sale). A major reason for the increase was the assumption of the deposits of the above-mentioned branches that resulted in a payment of cash that was then invested in investment securities. Also during this period, securities totaling $8 million matured.

     Net loan balances increased a strong $14.9 million or 9.3% for the current period as compared with a slight increase of $.6 million for the first nine months of 1995. Increased demand for home equity, installment, commercial and municipal loans during 1996 was the reason for the increase. The acquisition of the Canton and Gillett branches accounted for $3.7 million of the loan growth.

     During the remainder of 1996, management expects that loan demand will continue as the result of the attractive interest rates that the Bank is currently promoting combined with a generally healthy local economy. The major concentrations of loans continue to be in residential real estate-consisting of loans to purchase and improve real estate, debt consolidation and home equity lines of credit. Because of the local loan demand, the Bank also expects to be successful in lending to local state and political subdivisions during the remainder of 1996.

     The loan portfolio consists of the following (in thousands):

                                   September 30,  December 31,    September 30,
                                       1996           1995            1995

Real estate loans - residential     $108,403       $ 97,612        $  96,846
Real estate loans - commercial        25,411         24,167           25,254
Real estate loans - agricultural       6,545          8,027            6,279
Loans to individuals for household,
  family and other purchases          13,931         13,198           13,069
Commercial and other loans            12,016         10,535            9,111
State and political subdivision
  loans                               10,546          8,347            7,082

Total                                176,852        161,886          157,641
Less: unearned income on loans           191            259              335

Loans, net of unearned income       $176,661       $161,627         $157,306


     Deposit growth continues to be strong increasing by $29.2 million or 13.7% as the result of the acquisition of the two branches ($17.1 million) and the competitive pricing of certificates of deposit. The first nine months of 1995 saw an increase of $17.4 million.

     Borrowed funds increased by $2.3 million during the first nine months of 1996 compared with a decrease of $9.8 million in 1995. This increase was the result of additional short-term borrowing from the Federal Home Loan Bank.
The Company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home Loan Bank. The strong increase in loan demand and additional security investments during the first nine months of 1996 required an increase in short-term borrowing.

Capital

     The Company has computed its risk-based capital ratios as follows (dollars in thousands):

                                           September 30,       December 31,
                                               1996                1995

Tier I - Total stockholders' equity          $ 22,652           $ 21,297
Less:  Unrealized holding gains (losses)
         on available-for-sale securities          66                349
       Goodwill and core deposit intangible       972                  0
Tier I, net                                    21,614             20,948
Tier II - Allowance for loan losses(1)          1,903              1,719
  Total qualifying capital                   $ 23,517           $ 22,667

Risk-adjusted on-balance sheet assets        $145,128           $131,247
Risk-adjusted off-balance sheet
     exposure (2)                               7,036              6,242

  Total risk-adjusted assets                 $152,164           $137,489

                                           September 30,       December 31,
Ratios:                                        1996                1995

Tier I risk-based capital ratio               14.2%               15.2%
Federal minimum required                       4.0                 4.0

Total risk-based capital ratio                15.5%               16.5%
Federal minimum required                       8.0                 8.0

Leverage ratio (3)                             8.1%                8.7%
Federal minimum required                       4.0                 4.0

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

Results of Operations

     Net income for the three month period ending September 30, 1996 was $709,000 a decrease of $92,000 or 11.5% over the 1995 related period. Earnings per share was $.52 during the third quarter of 1996 compared with $.59 during the comparable 1995 period. Net income for the current nine months of 1996 was $2,244,000 compared with $2,056,000 in 1995, an increase of $188,000 or
9.1%. Had it not been for a one-time assessment by the Federal Deposit Insurance Corporation ("FDIC")discussed in more detail below, our net income for the current three month and nine month periods would have been approximately $875,000 and $2,400,000, respectively.

     Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income for the current nine month 1996 period, after provision for possible loan losses was $7,636,000, an increase of $650,000 or 9.3% compared with an increase of $224,000 or 3.3% during the same period in 1995.

                                                     Analysis of Average Balances and Interest Rates (1)

                                          September 30, 1996          September 30, 1995         September 30,1994
                                        Average          Average   Average          Average   Average        Average
                                        Balance  Interest  Rate    Balance  Interest  Rate    Balance Interest Rate
                                           $         $       %       $         $       %         $        $     %
                                                                              <c
ASSETS
Short-term investments:
 Interest-bearing deposits at banks      3,704       147    5.30    2,202      96    5.83       812      23    3.79

Investment securities:
 Taxable                                80,751     3,917    6.48   62,818   3,132    6.67    60,734   3,069    6.76
 Tax-exempt(3)                             854        81   12.67    2,305     219   12.70     3,069     338   14.72
Total investment securities             81,605     3,998    6.54   65,123   3,351    6.88    63,803   3,407    7.14

Loans:
 Residential mortgage loans            101,744     6,980    9.16   96,903   6,719    9.27    92,508   6,013    8.69
 Commercial & farm loans                41,553     3,071    9.87   38,391   2,829    9.85    32,102   2,055    8.56
 Loans to state & political
   subdivisions                          9,391       613    8.72    7,192     487    8.05     6,031     329    7.29
 Other loans                            14,337     1,235   11.51   14,003   1,093   10.44    14,514   1,100   10.23
Loans, net of discount (2)(3)(4)       167,025    11,899    9.52  156,489   7,305    9.51   145,155   9,497    8.75

Total interest-earning assets          252,334    16,044    8.49  223,814  11,128    8.71   209,770  12,927    8.24
Cash and due from banks                  3,317                      3,029                     2,889
Bank premises and equipment              4,260                      4,119                     3,985
FASB 115 adjustment                        179                        (51)                      292
Other assets                             6,046                      6,375                     6,407

Total noninterest-bearing assets        13,802                     13,472                    13,573

Total assets                           266,136                    237,286                   223,343

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
 NOW accounts                           28,735       491    2.28   24,007     419    2.33    26,359     438    2.22
 Savings accounts                       27,628       460    2.22   25,898     482    2.49    27,747     470    2.26
 Money market accounts                  27,074       884    4.36   22,304     788    4.72    21,135     503    3.18
 Certificates of deposit               131,774     5,792    5.87  118,003   5,173    5.86   104,321   4,093    5.25
Total interest-bearing deposits        215,211     7,627    4.73  190,212   6,862    4.82   179,562   5,504    4.10

Other borrowed funds                     8,830       405    6.13    8,501     402    6.32     7,283     255    4.68
Total interest-bearing liabilities     224,041     8,032    4.79  198,713   7,264    4.89   186,845   5,759    4.12

Demand deposits                         17,114                     14,444                    14,112
Other liabilities                        3,118                      4,231                     3,724
Total noninterest-bearing liabilities   20,232                     18,675                    17,836

Stockholders' equity                    21,863                     19,898                    18,662
Total liabilities & stockholders'
 equity                                266,136                    237,286                   223,343

Net interest income                                8,012                    7,311                     7,168

Net interest spread (5)                                     3.70%                    3.82%                     4.12%
Net interest income as a percentage
 of average interest-earning assets                         4.24%                    4.37%                     4.57%
Ratio of interest-earning assets
 to interest-bearing liabilities                            1.13                     1.13                      1.12

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

     As described in the table above the yield on earning assets, on a tax-equivalent basis, was 8.49% and 8.71% during the first nine months of 1996 and 1995, respectively (a decline of 22 basis points). The cost of funds was 4.79% and 4.89% during the same nine month period (a decrease of 10 basis points).

     In comparing the average interest cost of 1996 versus 1995, NOW accounts decreased 5 basis points, savings accounts decreased by 27 basis points and interest rate on money market accounts decreased by 36 basis points. The interest rate on certificates of deposit, however, increased by 1 basis point.

     As described above, the Company has continued to experience a slight narrowing of its margin percentage during the nine months of 1996. The Company continues to review various pricing strategies to enhance deposit growth while maintaining or expanding the current interest margin.

   Analysis of Changes in Net Interest Income of a equivalent Basis (in thousands)

                                 1996 vs. 1995 (1)                     1995 vs. 1994 (1)

                            Change in   Change    Total         Change in   Change     Total
                             Volume    in Rate    Change          Volume    in Rate    Change

Interest income:
Short-term investments:
 Interest-bearing deposits
  at banks                   $   59    $   (8)  $   51            $    55   $   18    $    73

Investment securities:
 Taxable                        864       (79)     785                103      (40)        63
 Tax-exempt                    (137)       (1)    (138)               (77)     (43)      (120)

Total investments               727       (80)     647                 26      (83)       (57)

Loans:
 Residential mortgage loans     330       (69)     261                293      414        707
 Commercial and farm loans      233         9      242                435      339        774
 Loans to state & political
  subdivisions                  142       (16)     126                 70       88        158
 Other loans                     26       116      142                (46)      39         (7)

Total loans - net of
  discount (2)(3)(4)            732        40      771                752      880      1,632


Total interest income         1,517       (48)   1,469                833      815      1,648


Interest expense:
Interest bearing deposits:
 NOW accounts                    80        (8)      72                (43)      24        (19)
 Savings accounts                38       (60)     (22)               (25)      37         12
 Money market accounts          148       (52)      96                 29      256        285
 Certificates of deposit        603        16      619                568      512      1,080

Total interest-bearing
  deposits                      869      (104)     765                529      829      1,358
Other borrowed funds             13       (10)       3                 47      100        147

Total interest expense          882      (114)     768                576      929      1,505

Net interest income          $  635    $   66    $ 701              $ 257   $ (114)     $ 143

   (1)The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume an rate components based upon the absolute dollar amount of the change in each component prior to allocation

     The above table detailing the change in net interest income clearly shows the impact ($727,000) resulting from volume increases in taxable investment securities (proceeds from the assumptions of Canton and Gillett deposits and normal deposit growth). The growth in loan volume added a additional $732,000. The volume of interest expense increased total interest-bearing deposits by $869,000. The net positive gain in volume of $635,000 combined with a net positive increase due to rate of $66,000 resulted in a very substantial increase of $701,000.

     Provision for possible loan losses increased $27,500 to $152,500 in the nine month period of 1996, compared with a provision of $125,000 in the same period of 1995. This increase was appropriate given management's quarterly review of the allowance for loan losses that is based on the following information; migration analysis of delinquent and non accrual loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative adjustments, purchase of loans through acquisitions (as occurred in the second quarter of 1996) and peer comparisons.

     Total other operating income increased $105,000 compared with the same period in 1995. Trust income increased $9,000, service charge income increased $87,000, and other income was nearly unchanged. Net realized securities gains increased by $10,000, during the current nine month period compared to 1995, resulting primarily from the sale of some Federal Home Loan Mortgage Corporation stock.

     Total other operating expense was $5,452,000 in the first nine months of 1996 reflecting an increase of $420,000 over the 1995 period. Salaries and benefit's expense increased by $79,000 for the current nine month period reflecting normal merit increases offset by a reduction of full time equivalent employees(FTE). FTEs were reduced because of the operational efficiencies created from electronic check imaging, however, the acquisition of the two new branches and preliminary staffing for the future supermarket branch increased the FTEs by ten to 120.

     Occupancy expense increased by $32,000 or 10.2% while furniture and equipment expenses nearly remained the same.

     FDIC expense increased $129,000 or 53%. The Company currently pays a premium to the SAIF because of the deposits obtained with the acquisition of Star Savings and Loan Association in 1991.

     On September 30,1996, the President signed into law the Deposit Insurance Funds Act of 1996 to recapitalize the SAIF administered by the FDIC and to provide repayment of Financial Institution Collateral Obligation ("FICO") Bonds issued by the United State Treasury Department. The FDIC will levy a one-time assessment on the SAIF deposits equal to 65.7 cents per $100 of the SAIF-assessable deposit base as of March 31, 1995. During the years 1997, 1998 and 1999, the BIF will pay $322 million of FICO debt service and SAIF will pay
$458 million. [Note - qualifying Oakar institutions (BIF-insured banks the acquired SAIF deposits and continue to pay SAIF assessments on portion of their deposits) are entitled to reduce their SAIF assessment base by 20% for purposes of calculating this special assessment.] The Bank is a qualified Oakar bank.

     During 1997, 1998 and 1999, the average regular annual deposit insurance assessment is estimated to be about 1.29 cents per $100 of deposits for BIF deposits and 6.44 cents per $100 of deposits for SAIF deposits. Individual institutions assessments will continue to vary according to their capital and management ratings. As always, the FDIC will be able to raise the assessments as necessary to maintain the funds at their target capital ratios provided by law. After 1999, BIF and SAIF will share the FICO costs equally. Under current estimates, BIF and SAIF assessment bases would each be assessed at the rate of approximately 2.43 cents per $100 of deposits. The FICO bonds will mature in 2018-2019, ending the interest payment obligation.

     The law also provides that BIF and SAIF are to merge to form the Deposit Insurance Fund ("DIF") at the beginning of 1999, provided that there are no SAIF institutions in existence at that time. Merger of the funds will require state laws to be amended in those states authorizing savings associations to eliminate that authorization (state chartered savings banks will not be affected). The provision reflects Congress's apparent intent to merge thrift and commercial bank charters by January 1999; however, no law has yet been enacted to achieve that purpose.

     Based on projected deposit levels projected for 1997, Management expects that the FDIC assessment will be approximately $67,000 or $305,000 less than the FDIC expense projected for 1996.

   Other expenses increased $180,000 or 11.1% in the first nine months of 1996 over the 1995 related period representing an increase in marketing costs, other professional fees, printing expenses (an impact of new branch acquisitions) offset by reductions in postage and computer supplies from the implementation of check imaging.

     The provision for income taxes was $968,000 during the first nine months of 1996 compared with $821,000 during the 1995 related period. Income before taxes increased $335,000 in the 1996 period over the same period in 1995.

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

     During the first nine months of 1996 there was $662,000 of capital expenditures, $303,000 more than the capital acquisitions during the same period in 1995 (more than $100,000 was the result of the acquisition of the Canton and Gillett offices). Management projects that capital expenditures for the remainder of 1996 will be approximately $250,000. During the fourth quarter $25,000 is anticipated for repairs, new equipment and improvements to branches. The newly acquired Canton office that is currently being leased, will be purchased for $194,000 in the fourth quarter of 1996. Additionally, approximately $30,000 for leasehold improvements and equipment for a supermarket branch to finish construction.

      Management is currently renting two properties as a temporary solution to the space limitations it has experienced at the main office. On July 17, 1996, the Bank purchased a building and lot adjoining the Mansfield branch location for $255,000. The Company plans to use this area for the new operations/ administration center and than has been in the early planning stages for more than six years. Management anticipates that the construction will take place in 1997 or early 1998 with a total current estimated cost of approximately $1.75 million.

   Management believes that it has sufficient resources to complete these projects from its normal operations and that they will have a long term positive effect on revenues, efficiency and the capacity for future growth.

     Liquidity is achieved primarily by temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA, and investments that mature in a short time (maturities less than one year). The Company also has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $85 million (using $7.7 million at September 30, 1996)as an additional source of liquidity.

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

     Gap analysis, the method previously used by the Company to analyze interest rate risk, does not necessarily show the precise impact of specific interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. In addition, assets and liabilities within the same period may, in fact, reprise at different times and at different rate levels.

     The Company has not experienced the kind of earnings volatility indicated from gap analysis. The Company currently uses a simulation model to better measure the impact of interest rate changes on net interest income to simulate the potential effects of changing interest rates through computer modeling. Management uses the model as part of its risk management process that will effectively identify, measure, and monitor the bank's risk exposure.

     The analysis at September 30, 1996 indicated that a 200 basis point parallel movement in interest rates in either direction would not have a significant adverse impact on the Company's anticipated net interest income over the next twelve months.

Credit Quality Risk

     The following table identifies amounts of loan losses and nonperforming loans. Past due loans are those that were contractually past due 90 days or more as to interest or principal payments (dollars in thousands).

                                 September 30,                    December 31,

                                     1996          1995        1994        1993        1992



Non accruing loans               $    605       $    763    $  1,557    $  1,566    $    689
Impaired loans                        696            696
Accrual loans - 90 days or
  more past due                        88            689         267         418         439

     Total nonperforming loans  $   1,389       $  2,148    $  1,824    $  1,984    $  1,128

Other real estate owned          $     97       $    208    $    168    $    231    $    330

Loans outstanding at end of
 period                          $176,852       $161,886    $157,144    $143,218    $132,033
Unearned income                       191            259         575       1,311       2,506
Loans, net of unearned income    $176,661       $161,627    $156,569    $141,907    $129,527

Nonperforming loans as percent
  of loans, net of unearned
  income                              .79%          1.33%       1.17%       1.40%        .87%

Total nonperforming assets as a
  percent loans of net unearned
  income                              .84%          1.46%       1.27%       1.56%       1.13%

Transactions in the allowance for possible loan losses were as follows (in thousands):

                                At September 30,             Years Ended December 31,
                                      1996           1995        1994       1993     1992

Balance, beginning of period        $1,833          $1,721      $1,516     $1,201     $  996
Charge-offs                            (50)            (69)        (68)       (71)      (151)
Recoveries                              20              18          18         71         32
Provision for loan losses              152             163         255        315        324

Balance, end of period              $1,955          $1,833      $1,721     $1,516     $1,201

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

     The Company has two loans as of September 30, 1996 that it considers impaired. Management believes that the liquidation of the collateral would equal or exceed principal based on the current or last appraisal. Thus, no allowance reserve is required. Management continues to monitor the impaired loans and will liquidate the collateral when legal constraints are past.

     The Company does not accrue interest income on impaired loans. Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

Branch Expansion

   On April 20, 1996, the Bank purchased two branch offices of Meridian Bank (Canton and Gillett) comprising approximately $17.1 million of deposit liabilities; $3.7 million of loans. In consideration for the assumption of the deposit liabilities the Bank paid a premium of approximately $1 million. Loans were priced at fair value plus accrued but unpaid interest. Management believes there will be a positive impact on future earning is expected from the acquisition.

Supermarket Banking

   On April 11, 1996, the Bank entered a license agreement with Weis Markets, Inc. for exclusive rights to operate a branch bank within the new supermarket being constructed in Wellsboro, PA. Management has contracted with a consulting firm to provide support in the construction and development of the branch that was recently opened.

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









                                Citizens Financial Services, Inc.
                                (Registrant)


November 12, 1996              /s/ Richard E. Wilber
                               _______________________
                               By: Richard E. Wilber
                               President and Chief Financial Officer
                               (Principal Executive Officer)




November 12, 1996              /s/ Thomas C. Lyman
                               _______________________
                               By: Thomas C. Lyman
                               Treasurer
                               (Principal Financial &
                                Accounting Officer)