Form 10-K
period 1996-12-31
CITIZENS FINANCIAL SERVICES INC
filed 1997-03-20
CIK 739421

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549
                                FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                                    or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to_____________________

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

Registrant's telephone number, including area code: (717)662-2121

Securities registered pursuant to section 12 (b) of the Act:

     Title of each class                Name of each exchange on
                                             which registered
       NOT APPLICABLE                       NOT APPLICABLE

Securities registered pursuant to section 12 (g) of the Act:

Common Stock, par value $1.00 per share.

          (Title of class)

Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No_____

The total market value of the voting stock of the Registrant held by non-affiliates (for this purpose, persons or entities other than executive officers, directors, or 5% or more shareholders) of the Registrant, as of March 10, 1997, is estimated to have been approximately $32,000,000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The number of shares outstanding of the Registrant's Common
Stock, as of March 10, 1997, 1,360,228 shares of Common Stock, par value $1.00.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I, III and IV - Definitive Proxy Statement for the Annual
Meeting of Shareholders to be held April 15, 1997.

Parts II and IV - Annual Report to Shareholders for the Year
Ended December 31, 1996.

                      Citizens Financial Services, Inc.

                                  Form 10-K

                                    INDEX
Part I                                                       Page

Item 1-Business                                               1-8

Item 2-Properties                                               9

Item 3-Legal Proceedings                                        9

Item 4-Submission of Matters to a Vote of Shareholders         10

Part II

Item 5-Market for Registrant's Common Stock and Related
       Shareholder Matters                                     10

Item 6-Selected Financial Data                                 10

Item 7-Management's Discussion and Analysis of Financial
       Condition and Results of Operations                     10

Item 8-Financial Statements and Supplementary Data             10

Item 9-Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure                     11

Part III

Item 10-Directors and Executive Officers of the Registrant     11

Item 11-Executive Compensation                                 11

Item 12-Security Ownership of Certain Beneficial Owners and
        Management                                             11

Item 13-Certain Relationships and Related Transactions         11

Part IV

Item 14-Exhibits, Financial Statement Schedules, and Reports on

        Form 8-K                                               12

        Signatures                                             14

Part I

Item 1-Business

Citizens Financial Services, Inc. (the "Company") is a Pennsylvania business corporation, incorporated April 30, 1984 for the purpose of forming a bank holding company. On April 30, 1984, First Citizens National Bank (the "Bank") became a wholly-owned subsidiary of the Company by means of a merger in which the shareholders of the Bank became shareholders of the Company.

In 1932, First National Bank opened for business in
Mansfield, Pennsylvania. In 1970 the First National Bank in Mansfield merged with Citizens National Bank of Blossburg, Pennsylvania to form First Citizens National Bank. In 1971, the Bank expanded into Potter County through the acquisition of the Grange National Bank, which had offices in Ulysses and Genesee, Pennsylvania.

On November 16, 1990, the Company acquired Star Savings and
Loan Association (the "Association"), originally organized as a Pennsylvania-chartered mutual savings and loan association in 1899 and converted to a Pennsylvania-chartered permanent reserve fund stock savings and loan association on March 27, 1986. On December 31, 1991, the Association merged with the Bank terminating the Association's separate operations as a savings and loan association.

On April 20, 1996 the Bank purchased two branch offices of Meridian Bank in Canton and Gillett, Pennsylvania.

On October 31, 1996, the Bank opened a branch office in the new
Weis supermarket in Wellsboro, Pennsylvania.

As of December 31, 1996, the Bank employed 127 full time equivalent employees at its ten banking facilities.

The Bank currently engages in the general business of banking throughout its service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. The Bank maintains its central office in Mansfield, Pennsylvania and presently operates banking facilities in the communities of Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton and Gillett. Automatic teller machines are located in Soldiers and Sailors Memorial Hospital in Wellsboro, Mansfield Wal-Mart and Mansfield University. The Bank's lending and deposit products are offered primarily within the vicinity of its service area.

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

In recent years, the financial services industry has experienced tremendous changes to the competitive barriers between bank and non-bank institutions. The Company not only must compete with traditional financial institutions, but also with other business corporations that have begun to deliver competing financial services. Competition for banking services is based on price, nature of product, quality of service, and in the case of certain activities, convenience of location.

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

The Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"), and is registered with the Board of Governors of the Federal Reserve System ("Federal Reserve"). Under the Act, bank holding companies are not permitted, with certain exceptions, to acquire direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and are prohibited from engaging in any business other than that of banking, managing and controlling banks or furnishing services to its subsidiary banks, except that they may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the Federal Reserve to be so closely related to banking as to be a proper incident thereto (if the Federal Reserve determines that such acquisition will be, on balance, beneficial to the public). The Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies. The Act requires prior approval by the Federal Reserve of the acquisition by the Company of more than 5% of the voting stock of any additional bank. The Company is required by the Act to file annual reports of its operations with the Federal Reserve and of any additional information that the Federal Reserve may require. The Federal Reserve may also make examinations of the Company and any or all of its subsidiaries. Further, under
Section 106 of the 1970 amendments to the Act and the Federal Reserve's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provision of any property or service. The so-called "anti-tie-in" provisions state generally that a bank may not extend credit, lease property, sell property or furnish any service to a customer on the condition that the customer provide additional credit or service to the bank, to its bank holding company or to any other subsidiary of its bank holding company or on the condition that the customer not obtain other credit or service from a competitor of the bank, its bank holding company or any subsidiary of its bank holding company.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or any of its subsidiaries, or investments in the stock or other securities of the bank holding company and on taking of such stock or securities as collateral for loans to any borrower.

PERMITTED NON-BANKING ACTIVITIES

The Federal Reserve permits bank holding companies to engage in non-banking activities so closely related to banking or managing or controlling banks as to be a proper incident thereto.
The Company presently does not engage in any such activities nor does it intend to in the near future.

The Riegle-Neal Interstate Banking and Branching Efficiency
Act of 1994 is discussed in detail on page 45 of Management's
Discussion and Analysis of the 1996 Annual Report to the shareholders, which information is included at Exhibit 13, here of and incorporated berein by reference.

Neither the Company nor its subsidiary anticipates that compliance with environmental laws and regulations will have any material effect on capital expenditures, earnings, or on its competitive position.

The Company is a legal entity, separate and distinct from the Bank. All of the Company's revenues, including funds available for payment of dividends and for operating expenses, are provided by dividends from the Bank. Certain limitations exist on the availability of the Bank's undistributed net assets for the payment of dividends to its parent without prior approval of the bank regulatory authorities as further described in Footnote 12 of the 1996 Annual Report to the shareholders, which information is included at Exhibit 13, here of and incorporated berein by reference.

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

Risk-Based Capital Guidelines. The Federal Reserve, the FDIC and the Comptroller have issued certain risk-based capital guidelines, which supplement existing capital requirements and have been discussed in the Management Discussion and Analysis section on page 43 and Footnote 12 of the 1996 Annual Report to the shareholders, which information is included at Exhibit 13, here of and incorporated berein by reference.

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

In the event an institution's capital deteriorates to the undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including: (1) the implementation by a bank of a capital restoration plan and a guarantee of the plan by a parent institution; and (2) the placement of a hold on increases in assets, number of branches or lines of business. If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver. For well capitalized institutions, FDICIA provides authority for regulatory intervention where the institution is deemed to be engaging in unsafe or unsound practices or receives a less than satisfactory examination report rating for asset quality, management, earnings or liquidity. All but well capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval.

Under FDICIA, financial institutions are subject to increased regulatory scrutiny and must comply with certain operational, managerial and compensation standards to be developed by Federal Reserve regulations. FDICIA also requires the regulators to issue new rules establishing certain minimum standards to which an institution must adhere including standards requiring a minimum ratio of classified assets to capital, minimum earnings necessary to absorb losses and minimum ratio of market value to book value for publicly held institutions. Additional regulations are required to be developed relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and excessive compensation, fees and benefits.

From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Company or the Bank. It cannot be predicted whether any such legislation will be adopted or, if adopted, how such legislation would affect the business of the Company or the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Company and the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

EFFECT OF GOVERNMENT MONETARY POLICIES

The earnings of the Company are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.

The monetary policies of the Federal Reserve Board have had and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve Board has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States securities and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies (also see page 45 of Management's Discussion and Analysis of the 1996 Annual Report to the shareholders, which information is included at Exhibit 13, here of and incorporated berein by reference).

INVESTMENT PORTFOLIO

The investment portfolio is discussed in detail in Footnote 3, page 18 and pages 33 and 34 of Management's Discussion and Analysis of the 1996 Annual Report to the shareholders, which information is included at Exhibit 13, here of and incorporated berein by reference.

Investments which have been subject to Moody or Standard and Poor rating changes are reviewed with the investment committee, the board of directors and an independent investment advisor.

Particular attention is given to any security whose rating falls below "A" by either rating agency at which time the security is evaluated and a decision is made as to the possible disposition of the investment (if in compliance with the regulation concerning held-to-maturity securities).

The investment policy, as described above, has enabled the Company to effectively manage the portfolio for increased profits, satisfy liquidity needs and provide adequate asset/liability management.

LOAN PORTFOLIO

The loan portfolio is discussed in detail in the Annual Report, page 19 and 20 Footnote 4, and pages 35 and 36 of Management's
Discussion and Analysis.

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

The Bank, as part of its commitment to the local communities, makes loans to the municipalities and political subdivisions in its area of service. These loans are for local services such as education, water, sewer, solid waste, and health services. The Bank, prior to the Tax Reform Act of 1986, was also active in local business activity bonds through the local industrial development authority although at present there is little demand for this type of loan. Local municipal loans are made on their individual merits and based on each municipality's financial strength and capacity to service its debt.

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

Management believes the Bank's lending policies have been very successful over the past five years and plans to continue these practices, giving due consideration to any future economic changes.

The Bank's lending policy is to make loans to individuals with a proven credit history, and minimum of one year at their present employment, and, for installment and credit line loans, a monthly debt payment to gross income ratio of less than 40%. Consumer loans are made primarily on a secured basis, which collateral normally consists of motor vehicles and liens on real property. Unsecured loans are made on a limited basis and in amounts of usually less than $5,000.

The Bank is an active originator of guaranteed student loans in conjunction with the Pennsylvania Higher Education Assistance Agency. It is the Bank's policy to sell these loans to the Student Loan Marketing Association. The total guaranteed student loans outstanding as of December 31, 1996 was $2,786,000.

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

The Bank is not dependent for deposits or exposed by loan concentration to a single customer or to a single industry the loss of any one or more of which would have a materially adverse effect on the financial condition of the Bank.

RISK ELEMENTS IN LOAN PORTFOLIO

Business loans are generally placed on nonaccrual status when principal and interest payments are past due 90 days or more unless well-secured and in the process of collection. Loans to individuals that are secured by first or second liens on residential real estate are placed on nonaccrual status if past due 90 days or more and a current appraisal indicates that the value of the collateral is less than the loan balance. Consumer installment loans are generally charged-off when they become 90 - 120 days delinquent and collection efforts have failed to prompt payment and/or the security has been repossessed. The risk elements of the loan portfolio are discussed in detail in the Annual Report, page 19 and 20 Footnote 4, and pages 35 and 36 of Management's Discussion and Analysis.

ALLOWANCE AND PROVISION FOR POSSIBLE LOAN LOSSES

The provision for loan losses is used to increase the allowance for possible loan losses and is influenced by the growth and quality of loans. In each accounting period, the allowance for possible loan losses is adjusted to the amount deemed necessary to maintain the allowance at adequate levels.
In determining the adequacy of the allowance for possible loan losses, management considers the financial strength of borrowers, past loan loss experience, loan collateral, changes in volume and composition of the loan portfolio and current and projected economic conditions. The Company regularly monitors the creditworthiness and financial condition of its larger borrowers.
See further discussion in the annual report, page 19 and 20, footnote 4, and pages 40 through 43 of Management's Discussion and Analysis.


The following table gives a five year comparison of the allowance for loan losses and the percentage of total loans in each category:

                                              Allocation of the Allowance for Loan Losses
                                                         December 31,
                         By percent of loans in each category to total loans
                                   1996           1995            1994            1993         1992
                               Amount    %     Amount    %     Amount    %     Amount    %  Amount    %


Real estate - residential      $  143  59.4    $  165  59.6    $  185  62.0     $ 181  64.2     $ 193  64.5
Real estate - commercial,
 agricultural                     325  18.5       328  19.9       323  18.5       253  16.9       147  15.9
Real estate - construction          0   2.3         0   0.6         0   0.8         0   0.8         0   0.6
Loans to individuals for
 family and other purchases       164   8.0       181   8.2       140   7.6       174   8.2       159   9.6
Commercial and other              108   6.3       110   6.5       114   6.5        94   6.3        63   6.7
State and political
 subdivision loans                  3   5.5         3   5.2         2   4.6         2   3.6         1   2.7
Unallocated                     1,252   N/A      1,046   N/A      957   N/A       812   N/A       638   N/A

Total loans                    $1,995 100.0    $1,833 100.0    $1,721 100.0    $1,516 100.0    $1,201 100.0

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Management in any financial institution is required to ensure that liquidity is adequate to satisfy contractual liabilities, meet withdrawal requirements of depositors, fund operations and provide for customers' credit needs. The adequacy of such liquidity is measured by examining the balance sheet components of the Company's statement of condition.
Asset liquidity is provided through receipt of loan payments and the conversion of investments and similar assets into cash. Liability liquidity results from the ability to attract funds from diversified funding sources at reasonable costs. While providing for liquidity, however, management must be aware of the need to monitor the rate sensitivity of interest-earning assets and interest-bearing liabilities which will provide for continued profitability in changing interest rate environments. See further discussion in the Annual Report pages 43 and 44 of Management's Discussion and Analysis.

The Asset/Liability Management ("ALM") Committee of the
Company  manages rate sensitivity to enhance net
interest income and margin while maintaining an asset/liability mix balances liquidity needs and interest rate risk and is discussed in further detail on pages 37 through 39 in the Management's Discussion and Analysis section of the 1996 Annual Report. The ALM Committee endeavors to control interest rate risk through management of rate sensitive assets and rate sensitive liabilities and by balancing the maturity and pricing of the Company's loan and deposit products. Interest rate risk arises when an interest-earning asset or interest-bearing liability matures at different intervals or its interest rate changes during a different time frame. The difference between assets subject to rate change over a specific period and liabilities subject to change over the same period is referred to as the interest rate sensitivity gap. A gap is considered positive when the amount of interest rate sensitive assets
exceeds the amount of interest rate sensitive liabilities.   A
gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in increased net interest income. Based on the ALM Committee's perception as to the trend of interest rates, it may adjust the maturities and pricing of the Company's loan and deposit products in order to achieve or maintain a desired level of net interest revenue. The level of interest rate risk which the ALM Committee determines is acceptable may change periodically in an effort to attain a consistent level of profits while remaining within the Company's loan and investment policy guidelines.

It has been management's policy to maintain a conservative gap interest rate sensitivity position (i.e., an interest rate sensitivity ratio in the range of positive 1.25 to negative .75). This is because assets and liabilities with similar contractual repricing characteristics or with out stated maturities may not reprice at the same time or to the same degree. In particular the repricing of the non-maturity core deposits represented by NOW, savings, and money market investor accounts, have characteristics that are difficult to measure using gap analysis.

In addition to gap analysis, management now simulates the potential effects of changing interest rates through computer modeling. The Company is better able to implement strategies which would include an acceleration of interest rates and the effect on non-maturity deposits. Some of the key assumptions of this model, as established by the history are that: since the non-maturity core deposits are tiered they do not reprice immediately, except for the top tier money (over $100,000) money market investor funds, which are priced at current market rates;
non-maturity core deposits will decay based on industry experience (also used for gap analysis); 65% of IRA certificates of deposit (most are 5 year maturities) reprice within one year if the new rate is higher but do not reprice if the new rate is lower (65% of the IRA customers are over 59 and one-half years of age); prepayment speeds are established within the model that are adjusted to reflect the degree of change in interest rates and the impact on loans and certificates of deposit.

Computer model simulations have been generated using 200 basis point parallel shocks to the yield curve (up and down) over one year and simulations using a step up of interest rates over a two year period (300 basis points). No simulations to date have indicated a major impact to the earnings or the market value of portfolio equity. However, management and the board of director are currently evaluating these simulations, and others to establish appropriate guidelines and procedures to implement when earnings or equity value appear to be at risk.

Analysis of the Consolidated Statement of Cash Flows (refer to annual report to shareholders) indicates funds from operating activities continues to be a stable source of funds. Even after deducting for dividends, there are adequate funds being added to equity capital (consistent with asset growth). This is further discussed on pages 43 through 45 of Management's Discussion and Analysis section of the 1996 Annual Report to the shareholders, which information is included at Exhibit 13, here of and incorporated berein by reference.

CAPITAL ADEQUACY

A description of the Company's capital adequacy is presented on page 25, Footnote 12 and on page 43 of the Management's Discussion and Analysis section of the 1996 Annual Report to the shareholders, which information is included at Exhibit 13, here of and incorporated berein by reference.

Item 2-Properties

The headquarters of the Company is located in Mansfield, Pennsylvania. The building contains the central offices of the Company and the Bank. The Bank also owns six other banking facilities. All buildings are owned by the Bank in fee and are free of any liens or encumbrances.

        PROPERTIES                             Current Building
                                              Construction Date

   Main office:
    15 South Main St.
    Mansfield,  PA  16933                            1971

   Branch offices:
    320 Main St.
    Blossburg,  PA  16912                            1988

    502 Main St.
    Ulysses,  PA  16948                              1977

    Main St.
    Genesee,  PA  16923                              1985

    306 West Lockhart St.
    Sayre, PA  18840                                 1989

    99 Main St.
    Wellsboro, PA  16901                             1979

    103 West Main St.
    Troy, PA  16947                                  1988

    29 West Main St.
    Canton, PA 17724                                 1974

    Main St.
    Gillett, PA 16925                                1970

The net book value for the above properties as of December
31, 1996 was $3,256,000. The properties are adequate to meet the needs of the employees and customers. The Mansfield office includes the corporate headquarters and is in need of expansion which is currently being reviewed by management and the board of directors as discussed further in Management's Discussion and Analysis on page 44 of the 1996 Annual Report to the shareholders, which information is included at Exhibit 13, here of and incorporated berein by reference. Additionally, the Canton and Gillett offices are expected to receive approximately $150,000 in improvements during 1997. All of the facilities are equipped with current technological improvements for data and word processing.

Inflation has impact on the Company's operating costs, however, unlike many industrial companies, substantially all of the Company's assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

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

Item 4-Submission of Matters to a Vote of Shareholders

There were no matters submitted to a vote of security holders in the fourth quarter of 1996.

Part II

Item 5-Market for the Registrant's Common Stock and Related
Shareholder Matters

The Company's common stock is traded by local brokerage firms and is not listed on any stock exchange.

Market and dividend information is incorporated by reference to pages 31 and 48 of the Company's 1996 Annual Report to the Shareholders which pages are included in Exhibit 13 hereto.

The Company has paid dividends since, April 30, 1984, the effective date of its formation as a bank holding company. The Company's Board of Directors intends to continue the dividend payment policy; however, future dividends necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors as in existence at the time the Board of Directors considers dividend policy. Cash available for dividend distributions to shareholders of the Company comes from dividends paid to the Company by the Bank. Therefore, restrictions on the ability of the Bank to make dividend payments are directly applicable to the Company.

Under the Pennsylvania Business Corporation Law of 1988, the Company may pay dividends only if, after payment, the Company would be able to pay its debts as they become due in the usual course of its business and it's total assets are greater than the sum of its total liabilities.

As of March 10, 1997, the Company has approximately 1,408 shareholders of record.

Item 6-Selected Financial Data

The information required by this item is incorporated by reference to page 31 of the 1996 Annual Report to the shareholders, which information is included at Exhibit 13, here of and incorporated berein by reference.

Item 7-Management's Discussion and Analysis of Financial
Condition and Results of Operations

The information required by this item is incorporated by reference to pages 33 - 45 of the 1996 Annual Report to the shareholders, which information is included at Exhibit 13, here of and incorporated berein by reference.

Item 8-Financial Statements and Supplementary Data

The information required by this item is incorporated by reference to pages 11 - 29 and 32 of the 1996 Annual Report to the shareholders, which information is included at Exhibit 13, here of and incorporated berein by reference.

   Financial Statements:

     Consolidated Balance Sheet as of December 31, 1996 and 1995
     Consolidated Statement of Income for the Years Ended
       December 31, 1996, 1995 and 1994
     Consolidated Statement of Changes in Shareholders' Equity
       for the Years Ended December 31, 1996, 1995 and 1994
     Consolidated Statement of Cash Flows for the Years
       Ended December 31, 1996, 1995 and 1994
     Notes to Consolidated Financial Statements

     Report of Independent Certified Public Accountants

Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

Part III

Item 10-Directors and Executive Officers of the Registrant

Information appearing in the definitive Proxy Statement under the caption "Information as to Nominees, Directors and Executive Officers" and "Principal Officers" to the Annual Meeting of Shareholders to be held April 15, 1997, is incorporated herein by reference in response to this item.

Item 11-Executive Compensation

Information appearing in the definitive Proxy Statement under the caption "Remuneration of Officers and Directors" related to the Annual Meeting of Shareholders to be held April 15, 1997, is incorporated herein by reference in response to this item.

Item 12-Security Ownership of Certain Beneficial Owners and
Management

Information appearing in the definitive Proxy Statement at under the caption "Principal Beneficial Owners of the Corporation's Stock" related to the Annual Meeting of Shareholders to be held April 15, 1997, is incorporated herein by reference in response to this item.

Item 13-Certain Relationships and Related Transactions

Information appearing in the definitive Proxy Statement under the caption "Certain Transactions" related to the Annual Meeting of Shareholders to be held April 15, 1997, is incorporated herein by reference in response to this item.

Part IV

Item 14-Exhibits, Financial Statement Schedules and Reports on
Form 8-K Documents Filed as Part of this Report:

14(a)1-Financial Statements. The following consolidated financial statements of Citizens Financial Services, Inc. and subsidiary included in the 1996 Annual Report are incorporated by reference in Item 8:

     Consolidated Balance Sheet as of December 31, 1996 and 1995
     Consolidated Statement of Income for the Years Ended
       December 31, 1996, 1995 and 1994
     Consolidated Statement of Changes in Shareholders' Equity
       for the Years Ended December 31, 1996, 1995 and 1994
     Consolidated Statement of Cash Flows for the Years
       Ended December 31, 1996, 1995 and 1994
     Notes to Consolidated Financial Statements

     Report of Independent Certified Public Accountants


14(a)2-Financial Statement Schedules.  Financial Statement
Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statement or in the notes thereto.

14(a)3-Exhibits:

     (3)(i) - Articles of Incorporation of the Corporation, as amended incorporated by reverence to Exhibit
               (3)(i) to the Annual Report of Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on March 26, 1996.

     (3)(ii)- By-laws of the Corporation, as amended incorporated by reverence to Exhibit (3)(ii) to the Annual Report of Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on March 26, 1996.

     (4) - Instruments Defining the Rights of Shareholders as filed in the registration statement on Form S-14 are incorporated herein by reference thereto. (Incorporated by reference to the Registrant's
                Registration Statement No.2-89103 on Form S-14,
               as filed with the Commission on February 17, 1984.)

    (10) - Material Contracts.  Employment Agreement between the
               Company and Richard E. Wilber.

    (11) - Computation of Earnings Per Share. In the 1996 Annual
               Report to the shareholders, which information is included at page 17, Exhibit 13, here of and incorporated berein by reference.

    (13) - Annual Report to Shareholders for the year ended
               December 31, 1996.

    (21) - Subsidiaries of Citizens Financial Services, Inc.

    (27) - Financial Data Schedule


14(b)-No current report on Form 8-K was filed by the Registrant during the fourth quarter of the 1996 fiscal year.

14(c)-The exhibits required by this Item are listed under Item
      14(a) above.

14(d)-Not applicable.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

    Citizens Financial Services, Inc.
    (Registrant)

    /s/ Richard E. Wilber                 /s/ Thomas C. Lyman
    By: Richard E. Wilber                 By: Thomas C. Lyman
    President, Chief Executive Officer    Treasurer
    (Principal Executive Officer)         (Principal Financial &
                                            Accounting Officer)

    Date: March 18, 1997                   Date: March 18, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity                              Date

/s/ Richard E. Wilber                            March 18, 1997
Richard E. Wilber, President,
Chief Executive Officer, Director
(Principal Executive Officer)

_________________________
Robert E. Dalton, Director

/s/ Carol J. Tama                                March 18, 1997
Carol J. Tama, Director

/s/ Lowell Coolidge                              March 18, 1997
Lowell Coolidge, Director

/s/ Rudolph J. van der Hiel                      March 18, 1997
Rudolph J. van der Hiel, Director

/s/ John Novak                                   March 18, 1997
John Novak, Director

/s/ Bruce L. Adams                               March 18, 1997
Bruce L. Adams, Director

/s/ William D. Van Ettan                         March 18, 1997
William D. Van Ettan, Director

/s/ Larry Croft                                  March 18, 1997
Larry Croft, Director

/s/ Thomas C. Lyman                              March 18, 1997
Thomas C. Lyman, Treasurer
(Principal Financial and Accounting Officer)

                         EXHIBITS INDEX


(3)(i) - Articles of Incorporation of the Corporation, as amended incorporated by reverence to Exhibit (3)(i) to the Annual
     Report of Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on March 26, 1996.

(3)(ii)- By-laws of the Corporation, as amended incorporated by reverence to Exhibit (3)(ii) to the Annual Report of Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on March 26, 1996.

(4) - Instruments Defining the Rights of Shareholders as filed in the registration statement on Form S-14 are incorporated herein by reference thereto. (Incorporated by reference to the Registrant's Registration Statement No.2-89103 on Form S-14, as filed with the Commission on February 17, 1984.)

(10) - Material Contracts.  Employment Agreement between the
     Company and Richard E. Wilber.

(11) - Computation of Earnings Per Share. In the 1996 Annual Report To the shareholders, which information is included at page 17,
     Exhibit 13, here of and incorporated berein by reference.

(13) - Annual Report to Shareholders for the year ended December
     31, 1996.

(21) - Subsidiaries of Citizens Financial Services, Inc.

(27) - Financial Data Schedule