Form 10-Q
period 1997-03-31
CITIZENS FINANCIAL SERVICES INC
filed 1997-05-08
CIK 739421

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549
                                FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                   or

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

     Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No_____

     The number of shares outstanding of the Registrant's Common Stock, as of May 6, 1997 1,360,228 shares of Common Stock, par value $1.00.

                      Citizens Financial Services, Inc.

                                  Form 10-Q

                                    INDEX



                                                                       Page

Part I    FINANCIAL INFORMATION (UNAUDITED)

Item 1-Financial Statements

     Consolidated Balance Sheet as of March 31, 1997 and
       December 31, 1996                                                  1

     Consolidated Statement of Income for the
       Three Months Ended March 31, 1997 and 1996                         2

     Consolidated Statement of Cash Flows for the Three Months Ended
       March 31, 1997 and 1996                                            3

     Notes to Consolidated Financial Statements                          4-5

Item 2-Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         5-13

Part II   OTHER INFORMATION AND SIGNATURES

Item 1-Legal Proceedings                                                  14

Item 2-Changes in Securities                                              14

Item 3-Defaults upon Senior Securities                                    14

Item 4-Submission of Matters to a Vote of Security Holders                14

Item 5-Other Information                                                  14

Item 6-Exhibits and Reports on Form 8-K                                   14

       Signatures                                                         15

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
        (UNAUDITED)

                                               March 31,         December 31,
                                                 1997                1996

ASSETS:
Cash and due from banks:
  Noninterest-bearing                       $   8,039,159      $   6,406,872
  Interest-bearing                              2,387,104             51,835

Total cash and cash equivalents                10,426,263          6,458,707

Available-for-sale securities                  26,672,731         28,736,558
Held-to-maturity securities (estimated
   market value 1997,$57,747,000;
   December 31, 1996, $57,587,000)             55,428,587         57,320,754
Loans (net of allowance for possible loan
   losses 1997, $2,042,293; December 31, 1996,
   $1,995,028)                                180,112,533        180,417,838
Foreclosed assets held for sale                   153,958            164,223
Premises and equipment                          4,767,209          4,344,977
Accrued interest receivable                     2,937,580          2,930,283
Other assets                                    2,372,188          2,436,276

TOTAL ASSETS                                 $282,871,049       $282,809,616

LIABILITIES:
Deposits:
  Noninterest-bearing                        $ 18,824,408       $ 17,924,356
  Interest-bearing                            229,418,194        222,252,664

Total deposits                                248,242,602        240,177,020

Borrowed funds                                  7,004,701         15,816,839
Accrued interest payable                        1,768,923          2,292,742
Dividends payable                                       0            612,103
Other liabilities                               1,954,939          1,007,099

TOTAL LIABILITIES                             258,971,165        259,905,803

STOCKHOLDERS' EQUITY:
Common Stock
  $1.00 par value; authorized 5,000,000
  shares; issued and outstanding
  1,360,228 shares
  in 1997 and 1996                              1,360,228          1,360,228
Additional paid-in capital                      6,828,301          6,828,301
Retained earnings                              15,758,694         14,543,833

TOTAL                                          23,947,223         22,732,362
Unrealized holding (losses)gains on
  available-for-sale securities                   (47,339)           171,451
TOTAL STOCKHOLDERS' EQUITY                     23,899,884         22,903,813

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $282,871,049       $282,809,616


The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
         (UNAUDITED)

                                                    Three Months Ended
                                                        March 31,
                                                     1997          1996
  INTEREST INCOME:
  Interest and fees on loans                      $4,134,781    $3,791,274
  Interest on interest-bearing deposits
     with banks                                        6,958        36,816
  Interest and dividends on investments:
      Taxable                                      1,313,194     1,140,013
      Nontaxable                                      12,561        19,442
      Dividends                                       18,058        17,306

  TOTAL INTEREST INCOME                            5,485,552     5,004,851

  INTEREST EXPENSE:
  Interest on deposits                             2,641,453     2,414,438
  Interest on borrowed funds                         167,921       113,678

  TOTAL INTEREST EXPENSE                           2,809,374     2,528,116

  NET INTEREST INCOME                              2,676,178     2,476,735
  Provision for possible loan losses                  52,500        47,500

  NET INTEREST INCOME AFTER PROVISION FOR
      POSSIBLE LOAN LOSSES                         2,623,678     2,429,235

  OTHER OPERATING INCOME:
  Service charge income                              194,765       179,802
  Trust income                                        94,364        68,268
  Other income                                        56,579        53,494
  Arbitration settlement                             884,008             0
  Realized securities gains, net                           0        19,264

  TOTAL OTHER OPERATING INCOME                     1,229,716       320,828

  OTHER OPERATING EXPENSES:
  Salaries and employee benefits                   1,103,971       806,788
  Occupancy expenses                                 137,755       113,955
  Furniture and equipment expenses                   149,729       136,209
  Federal deposit insurance premiums                  13,682        29,929
  Other expenses                                     634,867       586,339

  TOTAL OTHER OPERATING EXPENSES                   2,040,004     1,673,220

  Income before provision for income taxes         1,813,390     1,076,843

  Provision for income taxes                         598,529       351,789

  NET INCOME                                      $1,214,861    $  725,054

  Earnings per share                                   $0.89         $0.53

  Weighted average number of shares outstanding    1,360,228     1,360,228

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
       (UNAUDITED)
                                                        Three months Ended
                                                             March 31,

CASH FLOWS FROM OPERATING ACTIVITIES:                 1997           1996

  Net income                                      $ 1,214,861    $   725,054
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for possible loan losses                 52,500         47,500
    Provision for depreciation and amortization       126,849         92,100
    Amortization and accretion of investment
     securities                                        97,010         75,971
    Deferred income taxes                             (16,786)        28,449
    Realized gains on securities                            0        (19,264)
    Realized gains on loans sold                       (2,396)          (435)
    Originations of loans held for sale              (195,200)      (518,000)
    Proceeds from sales of loans held for sale        197,379        518,435
    Loss (gain) on sale of foreclosed assets
      held for sale                                     2,432        (10,315)
    Increase in accrued interest receivable
      and other assets                                (90,904)      (335,405)
    Increase (decrease) in accrued interest
      payable and other liabilities                   424,020        (60,851)

      Net cash provided by operating activities     1,809,765        543,239

CASH FLOWS FROM INVESTING ACTIVITIES:
  Available-for-sale securities:
   Proceeds from sales of securities                        0         16,047
   Proceeds from maturity of securities             1,700,000              0
   Purchase of securities                                   0     (1,080,625)
  Held-to-maturity securities:
   Proceeds from maturity and principal
    repayments of securities                        1,980,683      2,316,040
   Purchase of securities                            (153,200)    (2,168,438)
  Net decrease (increase) in loans                    240,856        (33,836)
  Capital expenditures                               (271,889)       (49,163)
  Proceeds from sale of foreclosed assets held
   for sale                                            20,000         66,600

      Net cash provided (used) by
        investing activities                        3,516,450       (933,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                          8,065,582      4,576,708
  Proceeds from long-term borrowings                   22,991         79,200
  Repayments of long-term borrowings                        0        (42,705)
  Net decrease in short-term
   borrowed funds                                  (8,835,129)    (1,742,782)
  Dividends paid                                     (612,103)      (579,349)

      Net (used) cash provided by
        financing activities                       (1,358,659)     2,291,072

      Net increase in cash and cash
       equivalents                                  3,967,556      1,900,936

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    6,458,707      5,572,661

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $10,426,263    $ 7,473,597

Supplemental Disclosures of Cash Flow Information:

  Interest paid                                   $ 3,333,193    $ 3,042,218
  Income taxes paid                               $         0    $    10,000

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

     The accompanying interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1997, and the results of operations for the interim periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

     The Bank currently engages in the general business of banking throughout its service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. The Bank maintains its central office in Mansfield, Pennsylvania and presently operates banking facilities in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett and the Wellsboro Weis Market store as well as automatic teller machines located in Soldiers and Sailors Memorial Hospital in Wellsboro, Mansfield Wal-Mart and at Mansfield University. The Bank's lending and deposit products are offered primarily within the vicinity of its service area.

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

     All lending is governed by a lending policy which is developed and maintained by management and approved by the board of directors. The Bank's lending policy regarding real estate loans is that the maximum mortgage granted on owner occupied residential property is 80% of the appraised value or purchase price (whichever is lower) when secured by the first mortgage on the property. Home equity lines of credit or second mortgage loans are originated subject to maximum mortgage liens against the property of 80% of the current appraised value. The maximum term for mortgage loans is 25 years for one-to four- family residential property and 15 years for commercial and vacation property.

DEPOSITS

     Over the last few years the Company, responding to the demand for new competitive products in the market area, began to tier interest-bearing transaction and savings accounts by deposit size (larger balances receive higher rates). The Company has been offering a wide variety of deposit instruments, as have its competitors. Limited transaction deposit accounts with interest rates that vary as often as daily, unlimited transaction interest-bearing accounts, Premier 55 Club, Premier 55 Plus Club, Gold Club, individual retirement accounts, longer-term certificates of deposit (generally of five-year maturity), promotional 30-month, 66-month and Roll-Up certificates of deposit (allows the customer to increase the interest rate by a maximum of 100 basis points once during the term were some of the deposit product variations.

TRUST SERVICES

     Traditional trust and investment management and estate settlements are offered by the Bank.

Note 2 - Earnings per Share

     Earnings per share calculations give retroactive effect to stock dividends Declared by the Company. The number of shares used in the earnings per share and dividends per share calculation was 1,360,228 for 1997 and 1996.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods indicated in the accompanying consolidated financial statements. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

Financial Condition

     For the three month period ended March 31, 1997, the assets of the Company had a slight decrease of $.9 million compared with an increase of $2.7 million for the same period in 1996. The lack of growth in net assets was the increase in deposits being offset by principal reduction of short-term debt along with the maturity of investments.

      Cash and cash equivalents increased $4 million in 1997 compared with an increase of $1.9 million for the same period in 1996. Surplus funds from deposit growth in 1997 were placed in short-term interest bearing investments.

     Total investment securities decreased $4 million or 10.5% during the first three months of 1997 compared with an increase of $.5 million for the same period in 1996. The decrease reflects normal maturities.

     Net loan balances had virtually the same change for both periods with a slight decrease of $.3 million for the first three months of 1996 and 1997, respectively. This represents a normal seasonal slow down and is not expected to continue as the normal home building season in spring and summer.

      During the remainder of 1997, management expects that loan demand will continue as a result of the attractive interest rates currently promoted and while we are experiencing a generally healthy local economy. The major concentrations of loans continue to be in residential real estate-consisting of loans to purchase and improve real estate, debt consolidation and home equity lines of credit. The Bank also expects to be successful in lending to local state and political subdivisions during the remainder of 1997.

     The loan portfolio consists of the following (in thousands):

                                     March 31,   December 31,      March 31,
                                       1997           1996            1996

Real estate loans - residential     $112,470       $112,678        $  97,177
Real estate loans - commercial        28,174         27,670           24,607
Real estate loans - agricultural       5,848          6,134            7,525
Loans to individuals for household,
  family and other purchases          14,835         14,465           13,425
Commercial and other loans            11,103         11,529           10,804
State and political subdivision
  loans                                9,879         10,105            8,122

Total                                182,309        182,581          161,660
Less: unearned income on loans           154            168              220

Loans, net of unearned income       $182,155       $182,413         $161,440


     Deposit growth continues to be strong, increasing by $8.1 million or 3.4%, because of the three additional offices in addition to the competitive pricing of certificates of deposit. The first three months of 1996 saw an increase of $4.6 million.

     Borrowed funds decreased by $8.8 million during the first three months of 1997 compared with a decrease of $1.7 million in 1996. This decrease resulted from repayments of short-term borrowing to the Federal Home Loan Bank. The Company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home Loan Bank. The strong increase in deposits coupled with investments maturing enabled a decrease in short-term borrowing during the first quarter of 1997.

Capital

     The Company has computed its risk-based capital ratios as follows (dollars in thousands):

                                             March 31,         December 31,
                                               1997                1996

Tier I - Total stockholders' equity          $ 23,900           $ 22,904
Less:  Unrealized holding gains (losses)
         on available-for-sale securities         (47)               172
       Goodwill and core deposit intangible       918                945
Tier I, net                                    23,029             21,787
Tier II - Allowance for loan losses(1)          2,015              1,977
  Total qualifying capital                   $ 25,044           $ 23,764

Risk-adjusted on-balance sheet assets        $153,673           $131,111
Risk-adjusted off-balance sheet
     exposure (2)                               7,472              6,129

  Total risk-adjusted assets                 $161,145           $137,240

                                             March 31,         December 31,
Ratios:                                        1997                1996

Tier I risk-based capital ratio               14.3%               13.8%
Federal minimum required                       4.0                 4.0

Total risk-based capital ratio                15.5%               15.0%
Federal minimum required                       8.0                 8.0

Leverage ratio (3)                             8.2%                7.8%
Federal minimum required                       4.0                 4.0

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

Results of Operations

     Net income for the three month period ending March 31, 1997 was $1,215,000 an increase of $490,000 or 67.6% over the 1996 related period. Earnings per share was $.89 during the first quarter of 1996 compared with $.53 during the comparable 1996 period. The large increase was the result of an arbitration settlement discussed below.

     Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income for the current three month period, after provision for possible loan losses, was $2,624,000, an increase of $194,000 or 8% compared with an increase of $165,000 or 7.3% during the same period in 1996.


                                                     Analysis of Average Balances and Interest Rates (1)

                                             March 31, 1997             March 31, 1996            March 31, 1995
                                        Average          Average   Average          Average   Average        Average
                                        Balance  Interest  Rate    Balance  Interest  Rate    Balance Interest Rate
                                           $         $       %       $         $       %         $        $     %
ASSETS
Short-term investments:
 Interest-bearing deposits at banks        525         7    5.41    2,743      37    5.43        36       1    5.59

Investment securities:
 Taxable                                83,799     1,331    6.44   71,192   1,157    6.54    61,644   1,023    6.73
 Tax-exempt(3)                             606        19   12.72      931      29   12.53     2,533      79   12.65
Total investment securities             84,405     1,350    6.49   72,123   1,186    6.61    64,177   1,102    6.96

Loans:
 Residential mortgage loans            112,919     2,565    9.21   97,206   2,267    9.38    97,275   2,193    9.14
 Commercial & farm loans                43,247     1,031    9.67   41,017   1,012    9.92    38,055     911    9.71
 Loans to state & political
   subdivisions                          9,963       209    8.51    8,267     181    8.81     7,368     155    8.53
 Other loans                            15,312       399   10.57   14,161     379   10.76    14,066     339    9.77
Loans, net of discount (2)(3)(4)       181,441     4,204    9.40  160,651   3,839    9.61   156,764   3,598    9.31

Total interest-earning assets          266,371     5,561    8.47  235,517   5,062    8.64   220,977   4,701    8.63
Cash and due from banks                  6,320                      4,991                     4,825
Bank premises and equipment              4,570                      4,162                     4,115
FASB 115 adjustment                        218                        482                      (370)
Other assets                             4,459                      3,312                     2,875

Total noninterest-bearing assets        15,567                     12,947                    11,445

Total assets                           281,938                    248,464                   232,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
 NOW accounts                           31,125       184    2.40   24,255     126    2.09    23,788     148    2.52
 Savings accounts                       27,444       150    2.22   25,919     144    2.23    25,957     170    2.66
 Money market accounts                  26,187       285    4.41   24,288     267    4.42    21,302     248    4.72
 Certificates of deposit               140,825     2,023    5.83  126,476   1,877    5.97   111,982   1,545    5.60
Total interest-bearing deposits        225,581     2,642    4.75  200,938   2,414    4.83   183,029   2,111    4.68

Other borrowed funds                    11,129       168    6.12    7,284     114    6.29    13,422     203    6.13
Total interest-bearing liabilities     236,710     2,810    4.81  208,222   2,528    4.88   196,451   2,314    4.78

Demand deposits                         18,104                     15,178                    14,150
Other liabilities                        3,666                      3,513                     2,489
Total noninterest-bearing liabilities   21,770                     18,691                    16,639

Stockholders' equity                    23,458                     21,551                    19,332
Total liabilities & stockholders'
 equity                                281,938                    248,464                   232,422

Net interest income                                2,751                    2,534                     2,387

Net interest spread (5)                                     3.65%                    3.76%                     3.85%
Net interest income as a percentage
 of average interest-earning assets                         4.19%                    4.33%                     4.38%
Ratio of interest-earning assets
 to interest-bearing liabilities                            1.13                     1.13                      1.12

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

     As described in the table above, the yield on earning assets, on a tax-equivalent basis, was 8.47% and 8.64% during the first three months of 1997 and 1996, respectively (a decline of 17 basis points). The cost of funds was 4.81% and 4.88% during the same three month period (a decrease of 7 basis points).

     In comparing the average interest cost of 1997 versus 1996, NOW accounts increased 31 basis points (the result of a new higher rate tiered product targeted to State and Political Accounts), savings accounts and money market accounts each decreased by 1 basis point. The interest rate on certificates of deposit decreased by 14 basis points.

     As described above, the Company has continued to experience a slight narrowing of its margin percentage during the three months of 1997. The Company continues to review various pricing strategies to enhance deposit growth while maintaining or expanding the current interest margin.

   Analysis of Changes in Net Interest Income of a Tax Equivalent Basis (in thousands)

                                 1997 vs. 1996 (1)                     1996 vs. 1995 (1)

                            Change in   Change    Total         Change in   Change     Total
                             Volume    in Rate    Change          Volume    in Rate    Change


Interest income:
Short-term investments:
 Interest-bearing deposits
  at banks                   $ (30)    $    0   $ (30)            $    37   $   (1)   $    36

Investment securities:
 Taxable                        200       (26)     174                155      (21)       134
 Tax-exempt                     (10)        0      (10)               (50)       0        (50)

Total investments               190       (26)     164                105      (21)        84

Loans:
 Residential mortgage loans     356       (58)     298                 (2)      76         74
 Commercial and farm loans       51       (32)      19                 73       28        101
 Loans to state & political
  subdivisions                   35        (7)      28                 20        6         26
 Other loans                     30       (10)      20                  2       38         40

Total loans - net of
  discount (2)(3)(4)            472      (107)     365                 93      148        241


Total interest income           632      (133)     499                235      126        361


Interest expense:
Interest bearing deposits:
 NOW accounts                    39        19       58                  3      (25)       (22)
 Savings accounts                 8        (2)       6                  0      (26)       (26)
 Money market accounts           21        (3)      18                 31      (12)        19
 Certificates of deposit        204       (58)     146                210      122        332

Total interest-bearing
  deposits                      272       (44)     228                244       59        303
Other borrowed funds             58        (4)      54                (94)       5        (89)

Total interest expense          330       (48)     282                150       64        214

Net interest income          $  302    $  (85)   $ 217              $  85    $  62     $  147

   (1)The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

     The above table detailing the change in net interest income clearly shows the $632,000 resulting from volume increases in investments and loans. The volume of interest expense increased the cost of interest-bearing deposits by $330,000. The positive gain in volume of $302,000 combined with a decrease due to rate of $85,000 resulted in a net increase of $217,000.

     The provision for possible loan losses increased $5,000 to $52,500 in the three month period of 1997, compared with a provision of $47,500 in the same period of 1996. This increase was appropriate given management's quarterly review of the allowance for loan losses that is based on the following information; migration analysis of delinquent and non accrual loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative adjustments, purchase of loans through acquisitions and peer comparisons.

     Total other operating income increased $909,000 compared with the same period in 1996. Trust income increased $26,000, service charge income increased $15,000, and other income increased $3,000. Net realized securities gains decreased by $19,000, during the current three month period compared to 1996, as there were not sales during the current period. On February 27, 1997 the Bank reached an arbitration settlement with a vendor. The settlement was for legal remedies associated with relationships with this vendor. The Bank received $884,000 in cash and $250,000 in credits to be applied to future expenditures, which if unused will expire within two years. The amount received by the Bank is net of fees associated with the arbitration.

     Total other operating expense was $2,040,000 in the first three months of 1997 reflecting an increase of $367,000 over the 1996 period. Salaries and benefit's expense increased by $297,000 for the current three month period reflecting normal merit increases, the addition of employees for the three additional offices and an accrual of $154,000 for profit sharing reflecting the additional income.

     Occupancy expense increased by $24,000 or 21% while furniture and equipment expenses increased by $14,000 or 9.9%, both reflecting the addition of 3 branches.

     Federal deposit insurance premium expense decreased $16,000 or 54.3%. Based on estimated deposit levels projected for 1997, Management expects that the FDIC assessment will be approximately $67,000 or $305,000 less than the premium in 1996. This reduction is because the SAIF assessment of $274,000 during the third quarter of 1996 will not reoccur.

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

     Other expenses increased $48,000 or 8.3% in the first three months of 1997 over the 1996 related period reflecting the expenses resulting from the additional three branches.

     The provision for income taxes was $599,000 during the first three months of 1997 compared with $352,000 during the 1996 related period. Income before taxes increased $737,000 in the 1997 period over the same period in 1996.

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

     During the first three months of 1997 there was $272,000 of capital expenditures, $223,000 more than the capital acquisitions during the same period in 1996. The major expenditure of $203,000 was to purchase and renovate the Canton office. Management projects that capital expenditures for the remainder of 1997 will be approximately $900,000. During the second and third quarters approximately $700,000 is anticipated for the purchase of new hardware and software to be fully installed during August 1997. Additional renovations are planned for the Canton and Gillett offices during 1997.

     Management is currently renting two properties as a temporary solution to the space limitations it has experienced at the main office. On July 17, 1996, the Bank purchased a building and lot adjoining the Mansfield branch location for $255,000. The Company plans to use this area for the new operations/administration center that has been in the early planning stages for more than six years. Management anticipates that the construction will take place in 1997 or early 1998 with a total estimated cost of approximately $2 million.

     Management believes that it has sufficient resources to complete these projects from its normal operations and that they will have a long term positive effect on revenues, efficiency and the capacity for future growth.

      Liquidity is achieved primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA ("FHLB"), and investments that mature less than one year. The Company also has a maximum borrowing capacity at the FHLB of approximately $85 million as an additional source of liquidity. There are no short-term borrowings from the FHLB as of March 31, 1997.

     Apart from those matters described above, management does not currently believe that there are any current trends, events or uncertainties that would have a material impact on capital.

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

     Gap analysis, one of the methods used by the Company to analyze interest rate risk, does not necessarily show the precise impact of specific interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. In addition, assets and liabilities within the same period may, in fact, reprice at different times and at different rate levels.

     Management has procedures to manage the one year cumulative gap position to be within the Asset/Liability policy guidelines of .75 to 1.25.

     The Company has not experienced the kind of earnings volatility that might be indicated from gap analysis. The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income to simulate the potential effects of changing interest rates. Management uses the model as part of its risk management process to effectively identify, measure, and monitor the bank's risk exposure.

Credit Quality Risk

     The following table identifies amounts of loan losses and nonperforming loans. Past due loans are those that were contractually past due 90 days or more as to interest or principal payments (dollars in thousands).

                                   March 31,                    December 31,

                                     1997          1996        1995        1994        1993

Non accruing loans               $  1,401       $    844    $    762    $  1,557    $  1,566
Impaired loans                        414            414         697
Accrual loans - 90 days or
  more past due                       242            723         689         267         418

     Total nonperforming loans  $   2,057       $  1,981    $  2,148    $  1,824    $  1,984

Other real estate owned          $    154       $    164    $    208    $    168    $    231

Loans outstanding at end of
 period                          $182,309       $182,581    $161,886    $157,144    $143,218
Unearned income                       154            168         259         575       1,311
Loans, net of unearned income    $182,155       $182,413    $161,627    $156,569    $141,907

Nonperforming loans as percent
  of loans, net of unearned
  income                             1.13%          1.09%       1.33%       1.17%       1.40%

Total nonperforming assets as a
  percent loans of net unearned
  income                             1.21%          1.18%       1.46%       1.27%       1.56%

Transactions in the allowance for possible loan losses were as follows (in thousands):
                                  At March 31,             Years Ended December 31,
                                      1997           1996        1995       1994       1993

Balance, beginning of period        $1,995          $1,833      $1,721     $1,516     $1,201
Charge-offs                             (8)            (64)        (69)       (68)       (71)
Recoveries                               3              21          18         18         71
Provision for loan losses               52             205         163        255        315

Balance, end of period              $2,042          $1,995      $1,833     $1,721     $1,516

     The allowance is maintained at a level to absorb potential future loan losses. The allowance is increased by provisions charged to operating expense and reduced by net charge-offs. Management establishes the level of the allowance and the quarterly provision based on its evaluation of the loan portfolio, current and projected economic conditions, the historical loan loss experience, present and prospective financial condition of borrowers, the level of nonperforming assets, and other relevant factors. While management evaluates all of this information quarterly, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their evaluation of information available to them at the time of their examination. Based on this process, management currently believes that the allowance is adequate to offset any exposure that may exist for under-collateralized or uncollectible loans.

     The Company has one loan as of March 31, 1997 that it considers impaired. Management believes that the liquidation of the collateral would equal or exceed principal based on the current or last appraisal. Thus, no allowance reserve is required. Management continues to monitor the impaired loans and will liquidate the collateral as soon as legal constraints are satisfied.

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

     Apart from those matters described above, management does not currently believe that there are any current trends, events or uncertainties that would have a material impact on future operating results, liquidity or capital resources nor is it aware of any current recommendations by the regulatory authorities that if they were to be carried out would have such an effect, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have and in the future may have a negative impact on the company's results of operations.

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

Item 2 - Changes in Securities - Nothing to report.

Item 3 - Defaults Upon Senior Securities - Nothing to report.

Item 4 - Submission of Matters to a Vote of Security Holders:

     Results of the voting at the Annual Meeting of Shareholders April 15, 1997 held at 12:00 p.m. at the Tioga County Fairgrounds Youth Building, Whitneyville, Pennsylvania, 16901

          1.  Election of Class 3 Directors whose term will expire in 2000

                                   For               Withhold Authority

          Bruce L. Adams           1,010,039               27,790
          William D. Van Etten     1,009,937               27,892

          Continuing Directors:

          Robert E. Dalton         Class 2   Term Expires 1998
          John E. Novak            Class 2   Term Expires 1998
          Rudolph J. van der Heil  Class 2   Term Expires 1998
          Carol J. Tama            Class 1   Term Expires 1999
          R. Lowell Coolidge       Class 1   Term Expires 1999
          Richard E. Wilber        Class 1   Term Expires 1999
          John M. Thomas, M.D.     Class 1   Term Expires 1999
          Larry J. Croft           Class 1   Term Expires 1999

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









                                Citizens Financial Services, Inc.
                                (Registrant)


May 7, 1997                    /s/ Richard E. Wilber
                               By: Richard E. Wilber
                               President and Chief Financial Officer
                               (Principal Executive Officer)




May 7, 1997                    /s/ Thomas C. Lyman
                               By: Thomas C. Lyman
                               Treasurer
                               (Principal Financial &
                                Accounting Officer