Form 10-Q
period 1997-06-30
CITIZENS FINANCIAL SERVICES INC
filed 1997-08-08
CIK 739421

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549
                                FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                   or

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

     Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No_____

     The number of shares outstanding of the Registrant's Common Stock, as of August 5, 1997 1,373,282 shares of Common Stock, par value $1.00.

                      Citizens Financial Services, Inc.

                                  Form 10-Q

                                    INDEX



                                                                       Page

Part I    FINANCIAL INFORMATION (UNAUDITED)

Item 1-Financial Statements

     Consolidated Balance Sheet as of June 30, 1997 and
       December 31, 1996                                                  1

     Consolidated Statement of Income for the
       Three months and Six months Ended June 30, 1997 and 1996           2

     Consolidated Statement of Cash Flows for the Six months Ended
       June 30, 1997 and 1996                                             3

     Notes to Consolidated Financial Statements                          4-5

Item 2-Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         5-13

Part II   OTHER INFORMATION AND SIGNATURES

Item 1-Legal Proceedings                                                  14

Item 2-Changes in Securities                                              14

Item 3-Defaults upon Senior Securities                                    14

Item 4-Submission of Matters to a Vote of Security Holders                14

Item 5-Other Information                                                  14

Item 6-Exhibits and Reports on Form 8-K                                   14

       Signatures                                                         15

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
        (UNAUDITED)

                                               June 30,          December 31,
                                                 1997                1996

ASSETS:
Cash and due from banks:
  Noninterest-bearing                       $   8,398,043      $   6,406,872
  Interest-bearing                              1,889,608             51,835

Total cash and cash equivalents                10,287,651          6,458,707

Available-for-sale securities                  27,407,225         28,736,558
Held-to-maturity securities (estimated
   market value 1997,$56,446,000;
   December 31, 1996, $57,587,000)             56,321,976         57,320,754
Loans (net of allowance for possible loan
   losses 1997, $2,096,293; December 31, 1996,
   $1,995,028)                                185,574,943        180,417,838
Foreclosed assets held for sale                   104,254            164,223
Premises and equipment                          5,255,474          4,344,977
Accrued interest receivable                     2,980,872          2,930,283
Other assets                                    2,646,064          2,436,276

TOTAL ASSETS                                 $290,578,459       $282,809,616

LIABILITIES:
Deposits:
  Noninterest-bearing                        $ 20,014,878       $ 17,924,356
  Interest-bearing                            234,259,466        222,252,664

Total deposits                                254,274,344        240,177,020

Borrowed funds                                  7,285,852         15,816,839
Accrued interest payable                        1,675,868          2,292,742
Dividends payable                                 641,057            612,103
Other liabilities                               2,386,368          1,007,099

TOTAL LIABILITIES                             266,263,489        259,905,803

STOCKHOLDERS' EQUITY:
Common Stock
  $1.00 par value; authorized 5,000,000
  shares; issued and outstanding
  1,373,282 shares and
  1,360,228 shares in 1997
  and 1996, respectively                        1,373,282          1,360,228
Additional paid-in capital                      7,180,759          6,828,301
Retained earnings                              15,625,729         14,543,833

TOTAL                                          24,179,770         22,732,362
Unrealized holding gains on
  available-for-sale securities                   135,200            171,451
TOTAL STOCKHOLDERS' EQUITY                     24,314,970         22,903,813

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $290,578,459       $282,809,616


The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
         (UNAUDITED)

                                                    Three Months Ended           Six Months Ended
                                                          June 30,                   June 30,
                                                     1997          1996          1997          1996


  INTEREST INCOME:
  Interest and fees on loans                      $4,259,378    $3,872,352   $ 8,394,159   $ 7,663,626
  Interest on interest-bearing deposits
     with banks                                       63,412       108,904        70,369       145,720
  Interest and dividends on investments:
      Taxable                                      1,315,863     1,285,528     2,629,058     2,425,541
      Nontaxable                                      12,514        17,945        25,075        37,388
      Dividends                                       20,709        17,861        38,767        35,166

  Total interest and dividends on investments      1,349,086     1,321,334     2,692,900     2,498,095

  TOTAL INTEREST INCOME                            5,671,876     5,302,590    11,157,428    10,307,441

  INTEREST EXPENSE:
  Interest on deposits                             2,779,141     2,569,282     5,420,594     4,983,720
  Interest on borrowed funds                         111,574       117,800       279,495       231,478

  TOTAL INTEREST EXPENSE                           2,890,715     2,687,082     5,700,089     5,215,198

  NET INTEREST INCOME                              2,781,161     2,615,508     5,457,339     5,092,243
  Provision for possible loan losses                  52,500        52,500       105,000       100,000

  NET INTEREST INCOME AFTER PROVISION FOR
      POSSIBLE LOAN LOSSES                         2,728,661     2,563,008     5,352,339     4,992,243

  OTHER OPERATING INCOME:
  Service charge income                              229,722       214,262       424,487       394,063
  Trust income                                        63,437        66,441       157,800       134,709
  Other income                                        63,486        52,311       117,634       105,806
  Realized securities gains, net                           0             0             0        19,264
  Arbitration settlement                                   0             0       884,008             0

  TOTAL OTHER OPERATING INCOME                       356,645       333,014     1,583,929       653,842

  OTHER OPERATING EXPENSES:
  Salaries and employee benefits                     918,309       839,389     2,022,280     1,646,176
  Occupancy expenses                                 121,245       114,719       258,999       228,673
  Furniture and equipment expenses                   148,694       155,601       298,423       291,810
  FDIC insurance expense                              13,960        29,929        27,642        59,859
  Other expenses                                     641,597       614,715     1,274,033     1,201,054

  TOTAL OTHER OPERATING EXPENSES                   1,843,805     1,754,353     3,881,377     3,427,572

  Income before provision for income taxes         1,241,501     1,141,669     3,054,891     2,218,513

  Provision for income taxes                         367,897       332,388       966,426       684,178

  NET INCOME                                      $  873,604    $  809,281   $ 2,088,465     1,534,335

  Earnings per share                                  $0.64          $0.59         $1.52         $1.12
  Cash dividend declared                              $0.46          $0.44         $0.46         $0.44

  Weighted average number of shares outstanding    1,373,282     1,373,282     1,373,282     1,373,282

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
       (UNAUDITED)
                                                        Six months Ended
                                                            June 30,

CASH FLOWS FROM OPERATING ACTIVITIES:                 1997           1996

  Net income                                      $ 2,088,465    $ 1,534,335
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for possible loan losses                105,000        100,000
    Provision for depreciation and amortization       252,670        203,942
    Amortization and accretion of investment
     securities                                       190,112        166,912
    Deferred income taxes                             (21,494)        12,556
    Realized gains on securities                            0        (19,264)
    Realized gains on loans sold                      (10,016)        (6,204)
    Originations of loans held for sale              (788,250)    (1,052,031)
    Proceeds from sales of loans held for sale        798,266      1,058,235
    Loss (gain) on sale of foreclosed assets
      held for sale                                       136        (10,315)
    Increase in accrued interest receivable
      and other assets                               (524,591)      (939,912)
    Increase (decrease) in accrued interest
      payable and other liabilities                   762,394        432,495

      Net cash provided by operating activities     2,852,692      1,480,749

CASH FLOWS FROM INVESTING ACTIVITIES:
  Available-for-sale securities:
   Proceeds from sales of securities                        0         16,047
   Proceeds from maturity of securities             3,200,000              0
   Purchase of securities                          (1,986,875)    (9,681,671)
  Held-to-maturity securities:
   Proceeds from maturity and principal
    repayments of securities                        2,979,085      3,708,853
   Purchase of securities                          (2,109,138)   (13,395,108)
  Net increase in loans                            (5,274,271)    (7,232,481)
  Purchase of loans                                         0     (3,659,068)
  Capital expenditures                               (858,783)      (177,406)
  Proceeds from sale of foreclosed assets held
   for sale                                            72,000         66,600
  Deposit acquisition premium                               0     (1,017,714)

      Net cash used by
        investing activities                       (3,977,982)   (31,371,948)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                         14,097,324     10,709,707
  Proceeds from long-term borrowings                  599,471        101,232
  Repayments of long-term borrowings                 (536,657)       (47,913)
  Net (decrease) increase in short-term
   borrowed funds                                  (8,593,801)     2,979,006
  Dividends paid                                     (612,103)      (579,349)
  Deposits of acquired branches                             0     17,129,939

      Net (used) cash provided by
        financing activities                        4,954,234     30,292,622

      Net increase in cash and cash
       equivalents                                  3,828,944        401,423

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    6,458,707      5,572,661

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $10,287,651    $ 5,974,084

Supplemental Disclosures of Cash Flow Information:

  Interest paid                                   $ 6,316,963    $ 5,737,107
  Income taxes paid                               $   830,000    $   710,000

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Unaudited)

Note 1 - Basis of Presentation

     The consolidated financial statements include the accounts of Citizens Financial Services, Inc. and its wholly-owned subsidiary, First Citizens National Bank (the "Bank"), (collectively, the "Company"). All material inter-company balances and transactions have been eliminated in consolidation.

     The accompanying interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1997, and the results of operations for the interim periods presented. In preparing the consolidated financial statements, management is required to make estimates andassumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.
Actual results could differ significantly from those estimates. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     The results of operations for the six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

     The Company faces strong competition in the communities it serves from other commercial banks, savings banks, savings and loan associations and other non-depository financial institutions, some of which are substantially larger institutions than the Company's subsidiary. In addition, personal and corporate trust services are offered by insurance companies, investment counseling firms, and other business firms and individuals. The Company also competes with credit unions, issuers of money market funds, securities brokerage firms, consumer finance companies, mortgage brokers and insurance companies. These entities are strong competitors for virtually all types of financial services.

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

     All lending is governed by a lending policy which is developed and maintained by management and approved by the board of directors. The Bank's lending policy regarding real estate loans is that the maximum mortgage granted on owner occupied residential property is 80% (95% with PMI) of the appraised value or purchase price (whichever is lower) when secured by the first mortgage on the property. Home equity lines of credit or second mortgage loans are originated subject to maximum mortgage liens against the property of 80% of the current appraised value. The maximum term for mortgage loans is 25 years for one-to four- family residential property and 15 years for commercial and vacation property.

DEPOSITS

     Several years ago the Company, responding to the demand for new competitive products in the market area, began to tier interest-bearing transaction and savings accounts by deposit size (larger balances receive higher rates). The Company has been offering a wide variety of deposit instruments, as have its competitors. Limited transaction deposit accounts with interest rates that vary as often as daily, unlimited transaction interest-bearing accounts, Premier 55 Club, Premier 55 Plus Club, Gold Club, individual retirement accounts, longer-term certificates of deposit (generally of five-year maturity), promotional 30-month, 66-month and Roll-Up certificates of deposit (allows the customer to increase the interest rate by a maximum of 100 basis points once during the term were some of the deposit product variations.

TRUST SERVICES

     Traditional trust, investment management and estate settlement services are offered by the Bank.

Note 2 - Earnings per Share

     Earnings per share calculations give retroactive effect to stock dividends Declared by the Company. The number of shares used in the earnings per share and dividends per share calculation was 1,373,282 for 1997 and 1996, respectively.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods indicated in the accompanying consolidated financial statements. The results of operations for the three months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

     In addition to historical information, this quarterly report contains forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a material difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date thereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and any current reports on Form 8-K filed by the Company.

Financial Condition

     For the six month period ended June 30, 1997, the assets of the Company increased $7.8 million compared with an increase of $32 million for the same period in 1996 ($17.1 million the result of the acquisition of the Canton and Gillett offices of Meridian Bancorp, Inc. on April 19, 1996).

     Cash and cash equivalents increased $3.8 million in 1997 compared with an increase of $.4 million for the same period in 1996. Surplus funds from deposit growth in 1997 not use to fund loans or repay borrowings were placed in short-term interest bearing investments.

     Total investment securities decreased $2.3 million or 2.7% during the first six months of 1997 compared with an increase of $18.3 million for the same period in 1996. The 1997 decrease reflects normal maturities.

     Net loan balances increased by $5.2 million or 2.9% for the first six months of 1997, as compared to $10.7 million or 6.7% in 1996 ($3.7 million of the increase resulting from branch acquisitions). Loan growth is expected to increase as the normal home building season is in the summer.

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

     The loan portfolio consists of the following (in thousands):

                                     June 30,     December 31,      June 30,
                                       1997           1996            1996

Real estate loans - residential     $118,876       $112,678        $ 103,833
Real estate loans - commercial        25,925         27,670           25,576
Real estate loans - agricultural      10,729          6,134            7,121
Loans to individuals for household,
  family and other purchases          13,399         14,465           13,673
Commercial and other loans             9,423         11,529           11,531
State and political subdivision
  loans                                9,451         10,105           10,914

Total                                187,803        182,581          172,648
Less: unearned income on loans           132            168              227

Loans, net of unearned income       $187,671       $182,413         $172,421


     Deposit growth continues to be strong, increasing by $14.1 million or 5.9%, because of the new offices in addition to the competitive pricing of certificates of deposit. The first six months of 1996 saw an increase of $27.8 million ($17.1 million the result of the two office acquisitions).

     Borrowed funds decreased by $8.5 million during the first six months of 1997 compared with an increase of $3.1 million in 1996. This decrease resulted from repayments of short-term borrowing to the Federal Home Loan
Bank. The Company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home
Loan Bank. The strong increase in deposits coupled with investments maturing enabled a decrease in short-term borrowing during the first six months of 1997.

Capital

     The Company has computed its risk-based capital ratios as follows (dollars in thousands):

                                             June 30,         December 31,
                                               1997                1996

Tier I - Total stockholders' equity          $ 24,315           $ 22,904
Less:  Unrealized holding gains (losses)
         on available-for-sale securities         135                172
       Goodwill and core deposit intangible       891                945
Tier I, net                                    23,289             21,787
Tier II - Allowance for loan losses(1)          2,018              1,977
  Total qualifying capital                   $ 25,307           $ 23,764

Risk-adjusted on-balance sheet assets        $154,399           $151,978
Risk-adjusted off-balance sheet
     exposure (2)                               6,945              6,129

  Total risk-adjusted assets                 $161,344           $158,107

                                             June 30,         December 31,
Ratios:                                        1997                1996

Tier I risk-based capital ratio               14.4%               13.8%
Federal minimum required                       4.0                 4.0

Total risk-based capital ratio                15.7%               15.0%
Federal minimum required                       8.0                 8.0

Leverage ratio (3)                             8.1%                7.8%
Federal minimum required                       4.0                 4.0

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

Results of Operations

     Net income for the six month period ending June 30, 1997 was $2,089,000 an increase of $554,000 or 36.1% over the 1996 related period. Earnings per share was $1.52 during the first half of 1997 compared with $1.12 during the comparable 1996 period. A large part of the increase was the result of an arbitration settlement discussed below.

     Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income for the current three month period, after provision for possible loan losses, was $5,352,000, an increase of $360,000 or 7.2% compared with an increase of $424,000 or 9.3% during the same period in 1996.

                                                     Analysis of Average Balances and Interest Rates (1)

                                             June 30, 1997             June 30, 1996            June 30, 1995
                                        Average          Average   Average          Average   Average        Average
                                        Balance  Interest  Rate    Balance  Interest  Rate    Balance Interest Rate
                                           $         $       %       $         $       %         $        $     %

ASSETS
Short-term investments:
 Interest-bearing deposits at banks      2,594        70    5.44    5,556     146    5.28       811      25    6.22

Investment securities:
 Taxable                                83,719     2,668    6.43   76,067   2,461    6.51    61,935   2,063    6.72
 Tax-exempt(3)                             605        38   12.67      895      56   12.58     2,433     155   12.85
Total investment securities             84,324     2,706    6.47   76,962   2,517    6.58    64,368   2,218    6.95

Loans:
 Residential mortgage loans            114,416     5,220    9.20   99,183   4,563    9.25    97,092   4,438    9.22
 Commercial & farm loans                43,241     2,090    9.75   41,123   2,022    9.89    38,256   1,863    9.82
 Loans to state & political
   subdivisions                          9,758       410    8.47    8,700     382    8.83     7,242     307    8.55
 Other loans                            14,659       810   11.14   14,161     818   11.62    13,980     697   10.05
Loans, net of discount (2)(3)(4)       182,074     8,530    9.45  163,167   7,785    9.59   156,570   7,305    9.41

Total interest-earning assets          268,992    11,306    8.48  245,685  10,448    8.55   221,749   9,548    8.68
Cash and due from banks                  6,397                      5,264                     4,769
Bank premises and equipment              4,789                      4,173                     4,083
FASB 115 adjustment                        131                        275                      (186)
Other assets                             4,630                      7,676                     3,295

Total noninterest-bearing assets        15,947                     17,388                    11,961

Total assets                           284,939                    263,073                   233,710

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
 NOW accounts                           31,672       376    2.39   26,849     295    2.21    23,772     286    2.43
 Savings accounts                       27,901       307    2.22   27,206     301    2.22    25,988     330    2.56
 Money market accounts                  26,749       594    4.48   26,111     566    4.36    21,660     510    4.75
 Certificates of deposit               143,610     4,143    5.82  130,159   3,823    5.91   115,844   3,321    5.78
Total interest-bearing deposits        229,932     5,420    4.75  210,325   4,985    4.77   187,264   4,447    4.79

Other borrowed funds                     9,095       280    6.21    7,461     231    6.23     9,722     302    6.26
Total interest-bearing liabilities     239,027     5,700    4.81  217,786   5,216    4.82   196,986   4,749    4.86

Demand deposits                         18,624                     16,500                    14,189
Other liabilities                        3,918                      7,178                     3,025
Total noninterest-bearing liabilities   22,542                     23,678                    17,214

Stockholders' equity                    23,370                     21,609                    19,510
Total liabilities & stockholders'
 equity                                284,939                    263,073                   233,710

Net interest income                                5,606                    5,232                     4,799

Net interest spread (5)                                     3.67%                    3.74%                     3.82%
Net interest income as a percentage
 of average interest-earning assets                         4.20%                    4.28%                     4.36%
Ratio of interest-earning assets
 to interest-bearing liabilities                            1.13                     1.13                      1.13

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

     As described in the table above, the yield on earning assets, on a tax-equivalent basis, was 8.48% and 8.55% during the first six months of 1997 and 1996, respectively (a decline of 7 basis points). The cost of funds was 4.81% and 4.82% during the same three month period (a decrease of 1 basis point).

     In comparing the average interest cost of 1997 versus 1996, NOW accounts increased 25 basis points (primarily the result of a new higher rate tiered product targeted to State and Political Accounts), money market accounts increased by 12 basis points. The interest rate on certificates of deposit decreased by 9 basis points.

     The Company has continued to experience a slight narrowing of its margin percentage during the six months of 1997. The Company continues to review various pricing strategies to enhance deposit growth while maintaining or expanding the current interest margin.

   Analysis of Changes in Net Interest Income of a Tax Equivalent Basis (in thousands)

                                 1997 vs. 1996 (1)                     1996 vs. 1995 (1)

                            Change in   Change    Total         Change in   Change     Total
                             Volume    in Rate    Change          Volume    in Rate    Change


Interest income:
Short-term investments:
 Interest-bearing deposits
  at banks                   $  (80)    $   4   $  (76)            $  124   $   (3)   $   121

Investment securities:
 Taxable                        243       (36)     207                455      (57)       398
 Tax-exempt                     (18)        0      (18)               (96)      (3)       (99)

Total investments               225       (36)     189                359      (60)       299

Loans:
 Residential mortgage loans     695       (38)     657                 96       29        125
 Commercial and farm loans      102       (33)      69                141       18        159
 Loans to state & political
  subdivisions                   43       (15)      28                 64       11         75
 Other loans                     33       (42)      (9)                 9      112        121

Total loans - net of
  discount (2)(3)(4)            873      (128)     745                310      170        480


Total interest income         1,018      (160)     858                793      107        900


Interest expense:
Interest bearing deposits:
 NOW accounts                    56        25       81                 27      (18)         9
 Savings accounts                 7        (1)       6                 17      (46)       (29)
 Money market accounts           14        14       28                 91      (35)        56
 Certificates of deposit        387       (67)     320                419       83        502

Total interest-bearing
  deposits                      464       (29)     435                554      (16)       538
Other borrowed funds             50        (1)      49                (70)      (1)       (71)

Total interest expense          514       (30)     484                484      (17)       467

Net interest income           $ 504   $  (130)   $ 374              $ 309    $ 124     $  433

   (1)The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

    The above table detailing the change in net interest income shows the $1,018,000 resulting from volume increases in investments and loans. The volume of interest expense increased the cost of interest-bearing deposits $514,000. The positive gain in volume of $504,000 offset by the decrease in the net change in rates of $130,000 resulted in a total increase of $374,000.

     The provision for possible loan losses increased $5,000 to $105,000 in the six month period of 1997, compared with a provision of $100,000 in the same period of 1996. This increase was appropriate given management's quarterly review of the allowance for loan losses which is based on the following information; migration analysis of delinquent and non accrual loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative adjustments, purchase of loans through acquisitions and peer comparisons.

     Total other operating income for the current six month period was $1,584,000 compared with $654,000 during the same period in 1996. Trust income increased $23,000, service charge income increased $30,000, and other income increased $12,000. Net realized securities gains decreased by $19,000, during the current six month period compared to 1996, as there were no sales during the current period.

     On February 27, 1997 the Bank reached an arbitration settlement with a vendor. The settlement was for legal remedies associated with relationships with this vendor. The Bank received $884,000 in cash and $250,000 in credits to be applied to future expenditures, which if unused will expire within two years. The amount received by the Bank is net of fees associated with the arbitration.

     Total other operating expense was $3,881,000 in the first six months of 1997 reflecting an increase of $454,000 over the 1996 period. Salaries and benefit's expense increased by $376,000 for the current six month period reflecting normal merit increases, the addition of employees for the three additional offices and an accrual of $154,000 for profit sharing attributable to the arbitration award.

     Occupancy expense increased by $30,000 or 13.3% while furniture and equipment expenses increased by $7,000 or 2.3%, both reflecting the addition of three offices.

     In 1996, the President signed into law the Deposit Insurance Funds Act of 1996 to recapitalize the SAIF administered by the FDIC and to provide repayment of Financial Institution Collateral Obligation ("FICO") Bonds issued by the United State Treasury Department. During 1998 and 1999, the average regular annual deposit insurance assessment is estimated to be about 1.29 cents per $100 of deposits for BIF deposits and 6.44 cents per $100 of deposits for SAIF deposits.

     Federal deposit insurance premium expense decreased $32,000 or 53.8%. Based on estimated deposit levels projected for the balance of 1997. Management expects that the FDIC assessment will be approximately $67,000 or $305,000 less than the premium in 1996. This reduction is because the SAIF assessment of $274,000 during the third quarter of 1996 will not reoccur.

     Other expenses increased $73,000 or 6.1% in the first six months of 1997 over the comparable 1996 period generally reflect the expenses resulting from the additional three offices.

     The provision for income taxes was $966,000 during the first six months of 1997 compared with $684,000 during the 1996 related period. Income before taxes increased $836,000 in the 1997 period over the same period in 1996.

     The Company is analyzing the effect of the recently enacted tax law changes. It does not currently expect that the new law will have a material adverse effect on earnings, liquidity or capital.

Liquidity

     Liquidity is a measure of the Company's ability to efficiently meet normal cash flow requirements of both borrowers and depositors. To maintain proper liquidity, the Company uses funds management policies and investment policies to assure it can meet its financial obligations to depositors, credit customers and shareholders. Liquidity is needed to meet depositors' withdrawal demands, extend credit to meet borrowers' needs, provide funds for normal operating expenses, cash dividends, and fund other capital expenditures.

     During the first six months of 1997 there was $859,000 of capital expenditures, $681,000 more than the expenditures during the same period in 1996. The major expenditures were $259,000 to purchase, renovate and add parking for the Canton office and $460,000 towards the new application processing system of which $193,000 was for the IBM A/S 400 (financed by a capital lease through IBM). Management projects that capital expenditures for the remainder of 1997 will be approximately $300,000 for improvements to the Gillett and Troy offices as well as the implementation of a wide-area networking system.


     Management is currently renting two properties as a temporary solution to the space limitations it has experienced at the main office. The Company plans to build a new operations/administration center that has been in the planning stages for more than six years. Management anticipates that the construction will take place in early 1998 with a total estimated cost of approximately $2 million.

     Management believes that it has sufficient resources to complete these projects from its normal operations and that they will have a long term positive effect on revenues, efficiency and the capacity for future growth.

     Liquidity is achieved primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA ("FHLB"), and investments that mature less than one year. The Company also has a maximum borrowing capacity at the FHLB of approximately $85 million as an additional source of liquidity. There are no short-term borrowings from the FHLB as of June 30, 1997.

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

     The primary components of interest-sensitive assets include adjustable rate loans and investments, loan repayments, investment maturities and money market investments. The primary components of interest-sensitive liabilities include maturing certificates of deposit, IRA certificates of deposit (individuals over 59 and one-half; have the option of changing), money market deposits, savings deposits, NOW accounts and short-term borrowing.

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

     Management has procedures to manage the one year cumulative gap position within the ranges outlined in its Asset/Liability policy guidelines.

     The Company has not experienced the kind of earnings volatility that might be indicated from gap analysis. The Company uses a computer simulation model to better measure the impact of interest rate changes on net interest income to simulate the potential effects of changing interest rates. Management uses the model as part of its risk management process to effectively identify, measure, and monitor the bank's risk exposure.

Credit Quality Risk

     The following table identifies amounts of loan losses and non-performing loans. Past due loans are those that were contractually past due 90 days or more as to interest or principal payments (dollars in thousands).

                                   June 30,                     December 31,

                                     1997          1996        1995        1994        1993

Non accruing loans               $  1,427       $    844    $    762    $  1,557    $  1,566
Impaired loans                        382            414         697
Accrual loans - 90 days or
  more past due                        20            723         689         267         418

     Total non-performing loans     1,829          1,981       2,148       1,824       1,984
Foreclosed assets held for sale       104            164         208         168         231

     Total non-performing assets $  1,933       $  2,145    $  2,356    $  1,992    $  2,215

Loans outstanding at end of
 period                          $187,803       $182,581    $161,886    $157,144    $143,218
Unearned income                       132            168         259         575       1,311
Loans, net of unearned income    $187,671       $182,413    $161,627    $156,569    $141,907

Non-performing loans as percent
  of loans, net of unearned
  income                             0.97%          1.09%       1.33%       1.17%       1.40%

Total non-performing assets as a
  percent loans, net of unearned
  income                             1.03%          1.18%       1.46%       1.27%       1.56%

Transactions in the allowance for possible loan losses were as follows (in thousands):
                                  At June 30,             Years Ended December 31,
                                      1997           1996        1995       1994       1993

Balance, beginning of period        $1,995          $1,833      $1,721     $1,516     $1,201
Charge-offs                            (11)            (64)        (69)       (68)       (71)
Recoveries                               7              21          18         18         71
Provision for loan losses              105             205         163        255        315

Balance, end of period              $2,096          $1,995      $1,833     $1,721     $1,516

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

     Reflected in the above table, the Company has one loan as of June 30, 1997 that it considers impaired. Management believes that the liquidation of the collateral would equal or exceed principal based on the current or last appraisal. Thus, no allowance reserve is required. Management continues to monitor the impaired loans and will liquidate the collateral as soon as legal constraints are satisfied.

     The Company does not accrue interest income on impaired loans.
Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

General

     Congress is currently considering legislative reforms to modernize the financial services industry, including repealing the Glass Steagall Act which prohibits commercial banks from engaging in the securities industry. Consequently, equity underwriting activities of banks may increase in the near future. However, the Company does not currently anticipate entering into these activities.

     Recently, Pennsylvania enacted a law to permit State chartered banking institutions to sell insurance. This follows a U. S. Supreme Court decision in favor of nationwide insurance sales by banks and which also bars states from blocking insurance sales by national banks in towns with populations of no more than 5,000. The Company is currently evaluating its options regarding the sale of insurance.

     From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Company and the Bank. It can not be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of the Company or the Bank.

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









                                Citizens Financial Services, Inc.
                                (Registrant)


August 7, 1997                 /s/ Richard E. Wilber
                               By: Richard E. Wilber
                               President and Chief Executive Officer
                               (Principal Executive Officer)




August 7, 1997                 /s/ Thomas C. Lyman
                               By: Thomas C. Lyman
                               Treasurer
                               (Principal Financial & Accounting Officer)