Form 10-Q
period 1997-09-30
CITIZENS FINANCIAL SERVICES INC
filed 1997-11-10
CIK 739421

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549
                                FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                   or

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

     Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No_____

     The number of shares outstanding of the Registrant's Common Stock, as of November 3, 1997 2,746,564 shares of Common Stock, par value $1.00.

                      Citizens Financial Services, Inc.

                                  Form 10-Q

                                    INDEX




                                                                       Page

Part I    FINANCIAL INFORMATION (UNAUDITED)

Item 1-Financial Statements

     Consolidated Balance Sheet as of September 30, 1997 and
       December 31, 1996                                                  1

     Consolidated Statement of Income for the
       Three months and Nine months Ended September 30, 1997 and 1996     2

     Consolidated Statement of Cash Flows for the Nine months Ended
       September 30, 1997 and 1996                                        3

     Notes to Consolidated Financial Statements                           4

Item 2-Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         4-13

Part II   OTHER INFORMATION AND SIGNATURES

Item 1-Legal Proceedings                                                  14

Item 2-Changes in Securities                                              14

Item 3-Defaults upon Senior Securities                                    14

Item 4-Submission of Matters to a Vote of Security Holders                14

Item 5-Other Information                                                  14

Item 6-Exhibits and Reports on Form 8-K                                   14

       Signatures                                                         15

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
        (UNAUDITED)

                                             September 30,        December 31,
                                                 1997                1996

ASSETS:
Cash and due from banks:
  Noninterest-bearing                       $   5,792,531      $   6,406,872
  Interest-bearing                                 40,342             51,835

Total cash and cash equivalents                 5,832,873          6,458,707

Available-for-sale securities                  29,572,513         28,736,558
Held-to-maturity securities (estimated
   market value 1997,$59,933,000;
   December 31, 1996, $57,587,000)             59,431,822         57,320,754
Loans (net of allowance for possible loan
   losses 1997, $2,147,272; December 31, 1996,
   $1,995,028)                                186,538,929        180,417,838
Foreclosed assets held for sale                   214,065            164,223
Premises and equipment                          5,446,129          4,344,977
Accrued interest receivable                     2,886,878          2,930,283
Other assets                                    1,839,958          2,436,276

TOTAL ASSETS                                 $291,763,167       $282,809,616

LIABILITIES:
Deposits:
  Noninterest-bearing                        $ 19,039,184       $ 17,924,356
  Interest-bearing                            236,268,172        222,252,664

Total deposits                                255,307,356        240,177,020

Borrowed funds                                  7,569,738         15,816,839
Accrued interest payable                        2,076,500          2,292,742
Dividends payable                                       0            612,103
Other liabilities                               1,464,519          1,007,099

TOTAL LIABILITIES                             266,418,113        259,905,803

STOCKHOLDERS' EQUITY:
Common Stock
  $1.00 par value; authorized 5,000,000
  shares; issued and outstanding
  2,746,564 shares and
  1,360,228 shares in 1997
  and 1996, respectively                        2,746,564          1,360,228
Additional paid-in capital                      7,180,759          6,828,301
Retained earnings                              15,129,811         14,543,833

TOTAL                                          25,057,134         22,732,362
Unrealized holding gains on
  available-for-sale securities                   287,919            171,451
TOTAL STOCKHOLDERS' EQUITY                     25,345,053         22,903,813

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $291,763,166       $282,809,616


The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
         (UNAUDITED)

                                                    Three Months Ended           Nine months Ended
                                                       September 30,                September 30,
                                                     1997          1996          1997          1996



  INTEREST INCOME:
  Interest and fees on loans                      $4,421,811    $4,039,128   $12,816,020   $11,702,755
  Interest on interest-bearing deposits
     with banks                                      104,231           881       174,600       146,600
  Interest and dividends on investments:
      Taxable                                      1,287,853     1,436,657     3,916,910     3,862,198
      Nontaxable                                      12,567        16,246        37,642        53,634
      Dividends                                       20,525        18,940        59,292        54,106

  Total interest and dividends on investments      1,320,945     1,471,843     4,013,844     3,969,938

  TOTAL INTEREST INCOME                            5,846,987     5,511,852    17,004,464    15,819,293

  INTEREST EXPENSE:
  Interest on deposits                             2,841,474     2,642,152     8,262,069     7,625,872
  Interest on borrowed funds                         116,682       173,340       396,176       404,819

  TOTAL INTEREST EXPENSE                           2,958,156     2,815,492     8,658,245     8,030,691

  NET INTEREST INCOME                              2,888,831     2,696,360     8,346,219     7,788,602
  Provision for possible loan losses                  52,500        52,500       157,500       152,500

  NET INTEREST INCOME AFTER PROVISION FOR
      POSSIBLE LOAN LOSSES                         2,836,331     2,643,860     8,188,719     7,636,102

  OTHER OPERATING INCOME:
  Service charge income                              211,926       226,487       637,779       620,551
  Trust income                                        78,912        55,181       236,712       189,890
  Other income                                        80,210        92,507       196,478       198,313
  Realized securities gains, net                           0             0             0        19,264
  Arbitration settlement                              61,232             0       945,240             0

  TOTAL OTHER OPERATING INCOME                       432,280       374,175     2,016,209     1,028,018

  OTHER OPERATING EXPENSES:
  Salaries and employee benefits                     995,750       852,406     3,018,029     2,498,583
  Occupancy expenses                                 128,699       112,560       387,698       341,233
  Furniture and equipment expenses                   209,040       144,443       507,464       436,254
  FDIC insurance expense                              13,941       312,601        41,583       372,459
  Other expenses                                     684,684       602,388     1,958,766     1,803,164

  TOTAL OTHER OPERATING EXPENSES                   2,032,114     2,024,398     5,913,540     5,451,693

  Income before provision for income taxes         1,236,497       993,637     4,291,388     3,212,427

  Provision for income taxes                         359,133       284,252     1,325,559       968,430

  NET INCOME                                      $  877,364    $  709,385   $ 2,965,829     2,243,997

  Earnings per share                                   $0.32         $0.26         $1.08         $0.82
  Cash dividend declared                               $0.00         $0.00         $0.23         $0.22

  Weighted average number of shares outstanding    2,746,564     2,746,564     2,746,564     2,746,564

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
       (UNAUDITED)
                                                        Nine months Ended
                                                          September 30,

CASH FLOWS FROM OPERATING ACTIVITIES:                 1997           1996

  Net income                                      $ 2,965,829    $ 2,243,997
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for possible loan losses                157,500        152,500
    Provision for depreciation and amortization       403,411        321,720
    Amortization and accretion of investment
     securities                                       277,576        264,181
    Deferred income taxes                             (15,629)         6,974
    Realized gains on securities                            0        (19,264)
    Realized gains on loans sold                      (10,908)       (34,069)
    Originations of loans held for sale              (788,250)    (1,203,353)
    Proceeds from sales of loans held for sale        799,158      1,237,422
    Gain on sale of foreclosed assets
      held for sale                                   (10,197)       (50,106)
    Decrease (increase) in accrued interest
      receivable and other assets                     263,777       (747,086)
    Increase in accrued interest
      payable and other liabilities                   241,177        627,959

      Net cash provided by operating activities     4,283,444      2,800,875

CASH FLOWS FROM INVESTING ACTIVITIES:
  Available-for-sale securities:
   Proceeds from sales of securities                        0         16,047
   Proceeds from maturity of securities             4,200,000      1,000,000
   Purchase of securities                          (4,949,641)    (9,681,671)
  Held-to-maturity securities:
   Proceeds from maturity and principal
    repayments of securities                        6,810,469      7,039,747
   Purchase of securities                          (9,108,961)   (13,395,108)
  Net increase in loans                            (6,437,735)   (11,529,961)
  Purchase of loans                                         0     (3,659,068)
  Capital expenditures                             (1,172,986)      (662,014)
  Proceeds from sale of foreclosed assets held
   for sale                                           119,500        285,100
  Deposit acquisition premium                               0     (1,017,714)

      Net cash used by
        investing activities                      (10,539,354)   (31,604,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                         15,130,336     12,093,690
  Proceeds from long-term borrowings                  957,184        143,206
  Repayments of long-term borrowings               (1,056,402)       (49,650)
  Net (decrease) increase in short-term
   borrowed funds                                  (8,147,883)     2,206,076
  Dividends paid                                   (1,253,159)    (1,186,664)
  Deposits of acquired branches                             0     17,129,939

      Net (used) cash provided by
        financing activities                        5,630,076     30,336,597

      Net increase in cash and cash
       equivalents                                   (625,834)     1,532,830

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    6,458,707      5,572,661

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $ 5,832,873    $ 7,105,491

Supplemental Disclosures of Cash Flow Information:

  Interest paid                                   $ 8,874,487    $ 8,134,883
  Income taxes paid                               $ 1,305,000    $ 1,040,000

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

     The accompanying interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1997, and the results of operations for the interim periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share".
This statement re-defines the standards for computing earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Statement No. 128 establishes a new standard for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement for all entities with complex capital structures. Under Statement No.128, basic EPS is to be computed based upon income available to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Statement No. 128 also requires the restatement of all prior-period EPS data presented. Management believes that the adoption of this statement will not have a significant impact on the Company's financial position or results of operations.

     In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. Statement No. 130 requires that companies (1) classify items of other comprehensive income by their nature in a financial statement and (2) display paid-in capital in the equity section of the statement of financial
condition.   Statement No.130 is effective for fiscal years beginning after
December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

     During the current quarter, the Board of Directors approved a two-for-one stock split. The additional shares resulting from the split were effected in the form of a 100% stock dividend. All references to the number of average common shares and per share amounts have been restated to reflect the stock split.

     The results of operations for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings per Share

     Earnings per share calculations give retroactive effect to stock dividends Declared by the Company. The number of shares used in the earnings per share and dividends per share calculation was 2,746,564 for 1997 and 1996, respectively.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods indicated in the accompanying consolidated financial statements. The results of operations for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

     In recent years, the financial services industry has experienced tremendous change to competitive barriers between bank and non-bank institutions. The Company not only must compete with traditional financial institutions, but also with other business entities that have begun to deliver competing financial services. Competition for banking services is based on price, nature of product, quality of service, and in the case of certain activities, convenience of location.

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

DEPOSITS

     The Company tiers interest-bearing transaction and savings accounts by deposit size (larger balances receive higher rates). The Company has been offering a wide variety of deposit instruments, as have its competitors. Limited transaction deposit accounts with interest rates that vary as often as daily, unlimited transaction interest-bearing accounts, Premier 55 Club, Premier 55 Plus Club, Gold Club, individual retirement accounts, longer-term certificates of deposit (generally of five-year maturity), promotional 30-month, 66-month and Roll-Up certificates of deposit (allows the customer to increase the interest rate by a maximum of 100 basis points once during the term were some of the deposit product variations.

TRUST SERVICES

     Traditional trust, investment management and estate settlement services are offered by the Bank.

Financial Condition

     For the nine month period ended September 30, 1997, the assets of the Company increased $8.9 million compared with an increase of $32.9 million for the same period in 1996 ($17.1 million the result of the acquisition of the Canton and Gillett offices of Meridian Bancorp, Inc. on April 19, 1996).


     Cash and cash equivalents increased $.6 million in 1997 compared with an increase of $1.5 million for the same period in 1996. Surplus funds from deposit growth in 1997 not used to fund loans or repay borrowings were placed in short-term interest bearing investments.

     Total investment securities increased $2.9 million or 3.4% during the first nine months of 1997 compared with an increase of $14.3 million for the same period in 1996. The 1996 increase reflects proceeds from the branch acquisition.

     Net loan balances increased by $6.1 million or 3.4% for the first nine months of 1997, as compared to $14.9 million or 9.3% in 1996 ($3.7 million of the increase resulting from branch acquisitions). The normal home building season resulted in loan growth, however, the growth was not as strong as the summer of 1996.

     During the remainder of 1997, management expects that loan demand to continue but slow as the home building season ( April through October) comes to an end.

     Management expects 1998 loan growth be somewhat less robust than the historical trend of the last two years (see following table) as we are experiencing a slowing of a generally healthy local economy. The major concentrations of loans continue to be in residential real estate-consisting of loans to purchase and improve real estate, debt consolidation and home equity lines of credit.

     The loan portfolio consists of the following (in thousands):

                                   September 30,  December 31,    September 30,
                                       1997           1996            1996

Real estate loans - residential     $122,354       $112,678        $ 108,403
Real estate loans - commercial        24,741         27,670           25,411
Real estate loans - agricultural       8,947          6,134            6,545
Loans to individuals for household,
  family and other purchases          13,582         14,465           13,931
Commercial and other loans             9,672         11,529           12,016
State and political subdivision
  loans                                9,506         10,105           10,546

Total                                188,802        182,581          176,852
Less: unearned income on loans           116            168              191

Loans, net of unearned income       $188,686       $182,413         $176,661


     Deposits increased by $15.1 million or 6.3%, because of the three new offices in addition to the competitive pricing of certificates of deposit. The first nine months of 1996 saw an increase of $29.2 million ($17.1 million the result of the two office acquisitions).

     Borrowed funds decreased by $8.3 million during the first nine months of 1997 compared with an increase of $2.3 million in 1996. This decrease resulted from repayments of short-term borrowings to the Federal Home Loan Bank. The Company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home Loan Bank. The strong increase in deposits coupled with investments maturing enabled a decrease in short-term borrowing during the first nine months of 1997.

Capital

     During this quarter the Board of Directors Approve a 2 for 1 stock split. They also approved paying dividends on a quarterly basis beginning with the dividend payable October 17, 1997 at 12.5 cents per share.

     The Company has computed its risk-based capital ratios as follows (dollars in thousands):

                                           September 30,       December 31,
                                               1997                1996

Tier I - Total stockholders' equity          $ 25,345           $ 22,904
Less:  Unrealized holding gains (losses)
         on available-for-sale securities         288                172
       Goodwill and core deposit intangible       864                945
Tier I, net                                    24,193             21,787
Tier II - Allowance for loan losses(1)          2,064              1,977
  Total qualifying capital                   $ 26,257           $ 23,764

Risk-adjusted on-balance sheet assets        $157,282           $151,978
Risk-adjusted off-balance sheet
     exposure (2)                               7,727              6,129

  Total risk-adjusted assets                 $165,009           $158,107

                                           September 30,       December 31,
Ratios:                                        1997                1996

Tier I risk-based capital ratio               14.7%               13.8%
Federal minimum required                       4.0                 4.0

Total risk-based capital ratio                15.9%               15.0%
Federal minimum required                       8.0                 8.0

Leverage ratio (3)                             8.3%                7.8%
Federal minimum required                       4.0                 4.0

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

Results of Operations

     Net income for the nine month period ending September 30, 1997 was $2,966,000 an increase of $722,000 or 32.2% over the 1996 related period. Earnings per share was $1.08 during 1997 compared with $0.82 during the comparable 1996 period. A large part of the 1996 increase was the result of an arbitration settlement discussed below.

     Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income for the current nine month period, after provision for possible loan losses, was $8,189,000, an increase of $553,000 or 7.2% compared with an increase of $650,000 or 9.3% during the same period in 1996.

                                                     Analysis of Average Balances and Interest Rates (1)
                                       (Dollars in thousands)

                                           September 30, 1997         September 30, 1996        September 30, 1995
                                        Average          Average   Average          Average   Average        Average
                                        Balance  Interest  Rate    Balance  Interest  Rate    Balance Interest Rate
                                           $         $       %       $         $       %         $        $     %
ASSETS
Short-term investments:
 Interest-bearing deposits at banks      4,255       175    5.50    3,704     147    5.30     2,202      96    5.83

Investment securities:
 Taxable                                83,445     3,976    6.37   80,751   3,917    6.48    62,818   3,132    6.67
 Tax-exempt(3)                             604        58   12.84      854      81   12.67     2,305     219   12.70
Total investment securities             84,049     4,034    6.42   81,605   3,998    6.54    65,123   3,351    6.88

Loans:
 Residential mortgage loans            118,003     8,149    9.23  101,744   7,055    9.26    96,903   6,719    9.27
 Commercial & farm loans                43,669     3,161    9.68   41,553   3,071    9.87    38,391   2,829    9.85
 Loans to state & political
   subdivisions                          9,666       614    8.49    9,391     613    8.72     7,192     487    9.05
 Other loans                            13,855     1,094   10.56   14,337   1,160   10.81    14,003   1,093   10.44
Loans, net of discount (2)(3)(4)       185,193    13,018    9.40  167,025  11,899    9.52   156,489  11,128    9.51

Total interest-earning assets          273,497    17,227    8.42  252,334  16,044    8.49   223,814  14,575    8.71
Cash and due from banks                  4,002                      3,317                     3,029
Bank premises and equipment              4,950                      4,260                     4,119
FASB 115 adjustment                        127                        179                       (51)
Other assets                             4,831                      6,046                     6,375

Total noninterest-bearing assets        13,910                     13,802                    13,472

Total assets                           287,407                    266,136                   237,286

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
 NOW accounts                           32,488       586    2.41   28,735     491    2.28    24,007     419    2.33
 Savings accounts                       28,040       465    2.22   27,628     460    2.22    25,898     482    2.49
 Money market accounts                  27,812       941    4.52   27,074     884    4.36    22,304     788    4.72
 Certificates of deposit               143,955     6,270    5.82  131,774   5,792    5.87   118,003   5,173    5.86
Total interest-bearing deposits        232,295     8,262    4.76  215,211   7,627    4.73   190,212   6,862    4.82

Other borrowed funds                     8,542       396    6.20    8,830     405    6.13     8,501     402    6.32
Total interest-bearing liabilities     240,837     8,658    4.81  224,041   8,032    4.79   198,713   7,264    4.89

Demand deposits                         18,887                     17,114                    14,444
Other liabilities                        3,617                      3,118                     4,231
Total noninterest-bearing liabilities   22,504                     20,232                    18,675

Stockholders' equity                    24,066                     21,863                    19,898
Total liabilities & stockholders'
 equity                                287,407                    266,136                   237,286

Net interest income                                8,569                    8,012                     7,311

Net interest spread (5)                                     3.61%                    3.70%                     3.82%
Net interest income as a percentage
 of average interest-earning assets                         4.19%                    4.24%                     4.37%
Ratio of interest-earning assets
 to interest-bearing liabilities                            1.14                     1.13                      1.13


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

     As described in the table above, the yield on earning assets, on a tax-equivalent basis, was 8.42% and 8.49% during the first nine months of 1997 and 1996, respectively (a decline of 7 basis points). The cost of funds was 4.81% and 4.79% during the same nine month period (an increase of 2 basis points).

     In comparing the average interest cost of 1997 versus 1996, NOW accounts increased 13 basis points (primarily the result of a new higher rate tiered product targeted to State and Political Accounts), while money market accounts increased by 16 basis points. The interest rate on certificates of deposit decreased by 5 basis points.

     The Company has continued to experience a slight narrowing of its margin percentage during the nine months of 1997. The Company continues to review various pricing strategies to enhance deposit growth while maintaining or expanding the current interest margin.

   Analysis of Changes in Net Interest Income of a Tax Equivalent Basis for the nine month period ending September 30 (in thousands):


                                 1997 vs. 1996 (1)                     1996 vs. 1995 (1)

                            Change in   Change    Total         Change in   Change     Total
                             Volume    in Rate    Change          Volume    in Rate    Change

Interest income:
Short-term investments:
 Interest-bearing deposits
  at banks                   $   22     $   6   $   28             $   59   $   (8)   $    51

Investment securities:
 Taxable                        126       (67)      59                867      (82)       785
 Tax-exempt                     (24)        1      (23)              (138)       0       (138)

Total investments               102       (66)      36                729      (82)       647

Loans:
 Residential mortgage loans   1,123       (29)   1,094                336        0        336
 Commercial and farm loans      151       (61)      90                234        8        242
 Loans to state & political
  subdivisions                   12       (11)       1                143      (17)       126
 Other loans                    (38)      (28)     (66)                26       41         67

Total loans - net of
  discount (2)(3)(4)          1,248      (129)   1,119                739       32        771


Total interest income         1,372      (189)   1,183              1,527      (58)     1,469


Interest expense:
Interest bearing deposits:
 NOW accounts                    67        28       95                 81       (9)        72
 Savings accounts                 7        (2)       5                 38      (60)       (22)
 Money market accounts           24        33       57                149      (53)        96
 Certificates of deposit        530       (52)     478                605       14        619

Total interest-bearing
  deposits                      628         7      635                873     (108)       765
Other borrowed funds            (13)        4       (9)                13      (10)         3

Total interest expense          615        11      626                886     (118)       768

Net interest income           $ 757   $  (200)   $ 557              $ 641    $  60     $  701


   (1)The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

    The above table detailing the change in net interest income shows $1,372,000 resulting from volume increases in investments and loans. The volume of interest expense increased the cost of interest-bearing deposits $615,000. The positive gain in volume of $757,000 offset by the decrease in the net change in rates of $200,000 resulted in a total increase of $557,000.

     The provision for possible loan losses increased $5,000 to $157,500 in the nine month period of 1997, compared with a provision of $152,500 in the same period of 1996. This increase was appropriate given management's quarterly review of the allowance for loan losses which is based on the following information; migration analysis of delinquent and non accrual loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative adjustments, purchase of loans through acquisitions and peer comparisons.

     Total other operating income for the current nine month period was $2,016,000 compared with $1,028,000 during the same period in 1996. Trust income increased $47,000, service charge income increased $17,000, and other income decreased $2,000. Net realized securities gains decreased by $19,000, during the current nine month period compared to 1996, as there were no sales during the current period.

     Total other operating income was also impacted on February 27, 1997 by the Bank's arbitration settlement with a vendor. The settlement was for legal remedies associated with relationships with this vendor. The Bank received $884,000 in cash and $250,000 in credits to be applied to future expenditures, which if unused will expire within two years ($61,000 in credits have been used). The amount received by the Bank is net of fees associated with the arbitration.

     Total other operating expense was $5,914,000 in the first nine months of 1997 reflecting an increase of $462,000 over the 1996 period. Salaries and benefit's expense increased by $520,000 for the current nine month period reflecting normal merit increases, the addition of employees for the three additional offices and an accrual of $154,000 for profit sharing attributable to the arbitration award.

     Occupancy expense increased by $47,000 or 13.6% while furniture and equipment expenses increased by $71,000 or 16.3%, both reflecting the addition of three offices and the new data processing equipment and software.

     Changes in the Bank's FDIC assessment rate, caused by the enactment of the Deposit Insurance Funds Act of 1996, will result in a premium expense decreased $331,000 or 88.8%. This reduction is because the SAIF assessment of $274,000 during the third quarter of 1996 will not reoccur.

     Other expenses increased $156,000 or 8.6% in the first nine months of 1997 over the comparable 1996 period generally reflect the expenses resulting from the additional three offices and the conversion to a new application processing system.

     The provision for income taxes was $1,326,000 during the first nine months of 1997 compared with $968,000 during the 1996 related period. Income before taxes increased $1,079,000 in the 1997 period over the same period in 1996.

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

     During the first nine months of 1997 there was $1,173,000 of capital expenditures, $511,000 more than the expenditures during the same period in 1996. The major expenditures were $259,000 to purchase, renovate and add parking for the Canton, as well as improvements to the Wellsboro and Sayre offices, $650,000 towards the new application processing system of which $193,000 was for the IBM A/S 400 (financed by a capital lease through IBM) and $115,000 for hardware to implement networking. Management projects that capital expenditures for the remainder of 1997 will be approximately $200,000 for improvements to the Gillett office.

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

     Liquidity is achieved primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA ("FHLB"), and investments that mature in less than one year. The Company also has a maximum borrowing capacity at the FHLB of approximately $85 million as an additional source of liquidity. There are short-term borrowings from the FHLB as of September 30, 1997 or $715,000.

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

                                 September 30,                   December 31,

                                     1997          1996        1995        1994        1993


Non accruing loans               $  1,028       $    844    $    762    $  1,557    $  1,566
Impaired loans                        382            414         697
Accrual loans - 90 days or
  more past due                        18            723         689         267         418

     Total non-performing loans     1,428          1,981       2,148       1,824       1,984
Foreclosed assets held for sale       214            164         208         168         231

     Total non-performing assets $  1,642       $  2,145    $  2,356    $  1,992    $  2,215

Loans outstanding at end of
 period                          $188,802       $182,581    $161,886    $157,144    $143,218
Unearned income                       116            168         259         575       1,311
Loans, net of unearned income    $188,686       $182,413    $161,627    $156,569    $141,907

Non-performing loans as percent
  of loans, net of unearned
  income                             0.76%          1.09%       1.33%       1.17%       1.40%

Total non-performing assets as a
  percent loans, net of unearned
  income                             0.87%          1.18%       1.46%       1.27%       1.56%

Transactions in the allowance for possible loan losses were as follows (in thousands):
                                At September 30,             Years Ended December 31,
                                      1997           1996        1995       1994       1993

Balance, beginning of period        $1,995          $1,833      $1,721     $1,516     $1,201
Charge-offs                            (20)            (64)        (69)       (68)       (71)
Recoveries                              14              21          18         18         71
Provision for loan losses              158             205         163        255        315

Balance, end of period              $2,147          $1,995      $1,833     $1,721     $1,516


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

     Reflected in the above table, the Company has one loan as of September 30, 1997 that it considers impaired. Management believes that the liquidation of the collateral would equal or exceed principal based on the current or last appraisal. Thus, no allowance reserve is required. Management continues to monitor the impaired loans and will liquidate the collateral as soon as legal constraints are satisfied.

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

     The enactment of the Deposit Insurance Funds Act of 1996, besides having an impact on expense as discussed above, also provides regulatory relief to the financial services industry relative to environmental risks, frequency of examinations, and the simplification of forms and disclosures.

     From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Company and the Bank. It can not be predicted whether such legislation will be adopted or, if adopted, how such legislation would affect the business of the Company or the Bank.

     Further, the business of the Company is also effected by the state of the financial services industry in general. As a result of legal and industry changes, Management predicts that the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. Management also expects increased diversification of financial products and services offered by the Bank and its competitors. Management believes that such consolidations and mergers, and diversification of products and services may enhance its competitive position as a community bank.

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









                                Citizens Financial Services, Inc.
                                (Registrant)


November 10, 1997               /s/ Richard E. Wilber
                               By: Richard E. Wilber
                               President and Chief Executive Officer
                               (Principal Executive Officer)




November 10, 1997               /s/ Thomas C. Lyman
                               By: Thomas C. Lyman
                               Treasurer
                               (Principal Financial & Accounting Officer)