Form 10-K
period 1997-12-31
CITIZENS FINANCIAL SERVICES INC
filed 1998-03-17
CIK 739421

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549
                                FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
                                    or

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

          (Title of class)

     Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No_____

     The total market value of the voting stock of the Registrant held by non-affiliates (for this purpose, persons or entities other than executive officers, directors, or 5% or more shareholders) of the Registrant, as of March 5, 1998, is estimated to have been approximately $60,500,000.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The number of shares outstanding of the Registrant's Common
Stock, as of March 5, 1998, 2,746,564 shares of Common Stock, par value $1.00.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I, III and IV are incorporated by reference to Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1998.

Certain information required by Parts II and IV are incorporated by reference to Registrant's Annual Report to Shareholders for the Year Ended December 31, 1997.

                      Citizens Financial Services, Inc.

                                  Form 10-K

                                    INDEX
Part I                                                       Page

Item 1-Business                                               1-8

Item 2-Properties                                               9

Item 3-Legal Proceedings                                        9

Item 4-Submission of Matters to a Vote of Shareholders         10

Part II

Item 5-Market for Registrant's Common Stock and Related
       Shareholder Matters                                     10

Item 6-Selected Financial Data                                 10

Item 7-Management's Discussion and Analysis of Financial
       Condition and Results of Operations                     10

Item 7A-Quantitative and Qualitative Disclosure
       About Market Risk                                       10

Item 8-Financial Statements and Supplementary Data             11

Item 9-Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure                     11

Part III

Item 10-Directors and Executive Officers of the Registrant     11

Item 11-Executive Compensation                                 11

Item 12-Security Ownership of Certain Beneficial Owners and
        Management                                             11

Item 13-Certain Relationships and Related Transactions         11

Part IV

Item 14-Exhibits, Financial Statement Schedules, and Reports on

        Form 8-K                                               12

        Signatures                                             13

Part I

Item 1-Business

    Citizens Financial Services, Inc. (the "Company") is a Pennsylvania business corporation, incorporated April 30, 1984 to form a bank holding company. On April 30, 1984, First Citizens National Bank (the "Bank") became a wholly-owned subsidiary of the Company by means of a merger in which the shareholders of the Bank became shareholders of the Company.

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

     As of December 31, 1997, the Bank employed 128 full time equivalent employees at its ten banking facilities.

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

     The Riegle-Neal Interstate Banking and Branching Efficiency
Act of 1994 is discussed in detail on page 51 of Management's
Discussion and Analysis of the 1997 Annual Report to the shareholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

     Neither the Company nor its subsidiary anticipates that compliance with environmental laws and regulations will have any material effect on capital expenditures, earnings, or on its competitive position.

     The Company is a legal entity, separate and distinct from the Bank. All of the Company's revenues, including funds available for payment of dividends and for operating expenses, are provided by dividends from the Bank. Certain limitations exist on the availability of the Bank's undistributed net assets for the payment of dividends to its parent without prior approval of the bank regulatory authorities as further described in Footnote 14 of the 1997 Annual Report to the shareholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

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

     Risk-Based Capital Guidelines. The Federal Reserve, the FDIC and the Comptroller have issued certain risk-based capital guidelines, which supplement existing capital requirements and have been discussed in the Management Discussion and Analysis section on page 43 and Footnote 14of the 1997 Annual Report to the shareholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

     Under the Federal Deposit Insurance Corporation Improvement
Act of 1991 ("FDICIA"), institutions must be classified in one of five defined categories as illustrated below (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized).

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

     The monetary policies of the Federal Reserve Board have had and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve
Board has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States securities and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies (also see page 51 of Management's
Discussion and Analysis of the 1997 Annual Report to the Shareholders, which information is included at Exhibit 13, hereof and incorporated herein by reference).

INVESTMENT PORTFOLIO

     The investment portfolio is discussed in detail in Footnote 4, pages 21 and 22, and pages 37 through 39 of Management's Discussion and Analysis of the 1997 Annual Report to the Shareholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

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

LOAN PORTFOLIO

     The loan portfolio is discussed in detail in the Annual Report, pages 22 through 24 Footnote 5, and pages 39 and 40 of Management's Discussion and Analysis of the 1997 Annual Report to the Shareholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

     Authorized lending limits are assigned to each of the Bank's loan officers based on experience and performance. In addition, all commercial loans are reviewed by the loan committee (established by the board of directors) and loans with aggregate loan relationships over $100,000 are reviewed and approved by the full board of directors.

     Loans which do not meet the Bank's lending policies but which have merit may be made with U. S. Small Business Administration or Farmer's Home Administration guarantee for some portion of the loan balance.

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

     The Bank is an active originator of guaranteed student loans in conjunction with the Pennsylvania Higher Education Assistance Agency. It is the Bank's policy to sell these loans to the Student Loan Marketing Association. The total guaranteed student loans outstanding as of December 31, 1997 was $2,589,000.

     Adjustable rate mortgages are fully indexed when originated. The yearly cap for the one-year adjustable rate mortgage is 2.0% on any change date and a maximum of 6.0% over the life of the loan. The yearly cap on the five-year adjustable rate mortgage is 3.0% on any change date and 5.0% over the life of the loan. The Bank also has a bi-weekly mortgage payment plan available.

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

RISK ELEMENTS IN LOAN PORTFOLIO

     Business loans are generally placed on nonaccrual status when principal and interest payments are past due 90 days or more unless well-secured and in the process of collection. Loans to individuals that are secured by first or second liens on residential real estate are placed on nonaccrual status if past due 90 days or more and a current appraisal indicates that the value of the collateral is less than the loan balance. Consumer installment loans are generally charged-off when they become 90 -
120 days delinquent and collection efforts have failed to prompt payment and/or the security has been repossessed. The risk elements of the loan portfolio are discussed in detail in the Annual Report, pages 22 through 24 Footnote 5, and pages 41 through 43 of Management's Discussion and Analysis of the 1997 Annual Report to the Shareholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

ALLOWANCE AND PROVISION FOR  LOAN LOSSES

     The provision for loan losses is used to increase the allowance for loan losses and is influenced by the growth and quality of loans. In each accounting period, the allowance for loan losses is adjusted to the amount deemed necessary to maintain the allowance at adequate levels.
In determining the adequacy of the allowance for loan losses, management considers the financial strength of borrowers, past loan loss experience, loan collateral, changes in volume and composition of the loan portfolio and current and projected economic conditions. The Company regularly monitors the creditworthiness and financial condition of its larger borrowers.
See further discussion in the annual report, pages 22 through 24, footnote 5, and page 43 of Management's Discussion and Analysis of the 1997 Annual Report to the Shareholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

LIQUIDITY MANAGEMENT

    Management in any financial institution is required to ensure that liquidity is adequate to satisfy contractual liabilities, meet withdrawal requirements of depositors, fund operations and provide for customers' credit needs. The adequacy of such liquidity is measured by examining the balance sheet components of the Company's statement of condition.
Asset liquidity is provided through receipt of loan payments and the conversion of investments and similar assets into cash.
Liability liquidity results from the ability to attract funds from diversified funding sources at reasonable costs. While providing for liquidity, however, management must be aware of the need to monitor the rate sensitivity of interest-earning assets and interest-bearing liabilities which will provide for continued profitability in changing interest rate environments. See further discussion in the Annual Report pages 49 and 50 of Management's Discussion and Analysis.

INTEREST RATE AND MARKET VALUE RISK MANAGEMENT

     The Asset/Liability Management ("ALM") Committee of the
Company  manages rate sensitivity to enhance net
interest income and margin while maintaining an asset/liability mix balances which liquidity needs and interest rate risk and is discussed in further detail on pages 49 through 51 in the
Management's Discussion and Analysis section of the 1997 Annual
Report. The ALM Committee endeavors to control interest rate risk through management of rate sensitive assets and rate
sensitive liabilities and by balancing the maturity and pricing of the Company's loan and deposit products. Interest rate risk arises when an interest-earning asset or interest-bearing liability matures at different intervals or its interest rate changes during a
different time frame.  The difference between assets subject to rate change over a specific period and liabilities subject to change over the same period is referred to as the interest rate sensitivity gap.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest
rate sensitive liabilities.   A gap is considered negative when
the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in increased net interest income. Based on the ALM
Committee's perception as to the trend of interest rates, it may adjust the maturities and pricing of the Company's loan and deposit products in order to achieve or maintain a desired level of net interest revenue. The level of interest rate risk which the ALM Committee determines is acceptable may change periodically in an effort to attain a consistent level of profits while remaining within the Company's loan and investment policy guidelines.


    It has been management's policy to maintain a conservative gap interest rate sensitivity position (i.e., an interest rate sensitivity ratio in the range of positive 1.25 to negative .75).
This is because assets and liabilities with similar contractual repricing characteristics or without stated maturities may not reprice at the same time or to the same degree. In particular the repricing of the non-maturity core deposits represented by NOW, savings, and money market investor accounts, have characteristics that are difficult to measure using gap analysis.

    In addition to gap analysis, management now simulates the potential effects of changing interest rates through computer modeling. The Company is better able to implement strategies which would include an acceleration of interest rates and the effect on non-maturity deposits. Some of the key assumptions of this model, as established by the history are that: since the non-maturity core deposits are tiered they do not reprice immediately, except for the top tier money (over $100,000) money market investor funds and NOW accounts, which are priced at current market rates; non-maturity core deposits will decay based on industry experience (also used for gap analysis); 65% of IRA certificates of deposit (most are 5 year maturities) reprice within one year if the new rate is higher but do not reprice if the new rate is lower (65% of the IRA customers are over 59 &half; years of age); prepayment speeds are established within the model that are adjusted to reflect the degree of change in interest rates and the impact on loans and certificates of deposit.

    Computer model simulations have been generated using 200 basis point parallel shocks to the yield curve (up and down) over one year. No simulations to date have indicated a major impact to the earnings or the market value of portfolio equity. However, management and the board of director continue to evaluate these simulations, and others to reaffirm and establish appropriate guidelines and procedures to implement when earnings or equity value appear to be at risk.

     Analysis of the Consolidated Statement of Cash Flows (refer to annual report to Shareholders) indicates funds from operating activities continues to be a stable source of funds. Even after deducting for dividends, there are adequate funds being added to equity capital (consistent with asset growth). This is further discussed on pages 49 through 50 of Management's Discussion and Analysis section of the 1997 Annual Report to the Shareholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

CAPITAL ADEQUACY

     A description of the Company's capital adequacy is presented on page 29, Footnote 14 and on pages 48 and 49 of the Management's
Discussion and Analysis section of the 1997 Annual Report to the Shareholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

YEAR 2000 COMPLIANCE

     A description of the Company's evaluations of our compliance efforts and the cost of compliance is presented on page 52, of the Management's Discussion and Analysis section of the 1997 Annual Report to the Shareholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

Item 2-Properties

     The headquarters of the Company is located in Mansfield, Pennsylvania. The building contains the central offices of the Company and the Bank. The Bank also owns eight other banking facilities. All buildings are owned by the Bank and are free of any liens or encumbrances.

        PROPERTIES                             Current Building
                                              Construction Date
                                              (Renovation Date)

   Main office:
    15 South Main St.
    Mansfield,  PA  16933                            1971

   Branch offices:
    320 Main St.
    Blossburg,  PA  16912                            1988

    502 Main St.
    Ulysses,  PA  16948                              1977

    Main St.
    Genesee,  PA  16923                              1985

    306 West Lockhart St.
    Sayre, PA  18840                                 1989

    99 Main St.
    Wellsboro, PA  16901                             1979

    103 West Main St.
    Troy, PA  16947                                  1988

    29 West Main St.
    Canton, PA 17724                                 1974 (1997)

    Main St.
    Gillett, PA 16925                                1970 (1997)

     The net book value for the above properties as of December 31, 1997 was $5,754,000. The properties are adequate to meet the needs of the employees and customers. The Mansfield office includes the corporate headquarters (currently occupying rental facilities) and is in need of expansion which is currently being reviewed by management and the board of directors as discussed further in Management's Discussion and Analysis on pages 49 and 50 of the 1997 Annual Report to the Shareholders, which information is included at Exhibit 13, hereof and incorporated herein by reference. All of the facilities are equipped with current technological improvements for data and word processing.

     Inflation has an impact on the Company's operating costs, however, unlike many industrial companies, substantially all of the Company's assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

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

     There were no matters submitted to a vote of security holders in the fourth quarter of 1997.

Part II

Item 5-Market for the Registrant's Common Stock and Related
Shareholder Matters

     The Company's common stock is traded by local brokerage firms and is not listed on any stock exchange.

      Market and dividend information is incorporated by reference to pages 35, 45 and 49 of the Company's 1997 Annual Report to the Shareholders which pages are included in Exhibit 13 hereto.

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

      As of March 5, 1998, the Company has approximately 1,417 shareholders of record.

Item 6-Selected Financial Data

      The information required by this item is incorporated by reference to page 35 of the 1997 Annual Report to the Shareholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

Item 7-Management's Discussion and Analysis of Financial
Condition and Results of Operations

      The information required by this item is incorporated by reference to pages 37 - 52 of the 1997 Annual Report to the Shareholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

Item 7A-Quantitative and Qualitative Disclosures About Market Rate Risk

      The information required by this item 7A is incorporated by reference to pages 50 and 51 of the 1997 Annual Report to the Shareholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

Item 8-Financial Statements and Supplementary Data

      The information required by this item is incorporated by reference to pages 13 - 33 and 36 of the 1997 Annual Report to the Shareholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

   Financial Statements:

     Consolidated Balance Sheet as of December 31, 1997 and 1996
     Consolidated Statement of Income for the Years Ended
       December 31, 1997, 1996 and 1995
     Consolidated Statement of Changes in Shareholders' Equity
       for the Years Ended December 31, 1997, 1996 and 1995
     Consolidated Statement of Cash Flows for the Years
       Ended December 31, 1997, 1996 and 1995
     Notes to Consolidated Financial Statements

     Report of Independent Certified Public Accountants

Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

Part III

Item 10-Directors and Executive Officers of the Registrant

     Information appearing in the definitive Proxy Statement under the caption "Information as to Nominees, Directors and Executive Officers" and "Principal Officers" to the Annual Meeting of Shareholders to be held April 21, 1998, is incorporated herein by reference in response to this item.

Item 11-Executive Compensation

     Information appearing in the definitive Proxy Statement under the caption "Remuneration of Officers and Directors" related to the Annual Meeting of Shareholders to be held April 21, 1998, is incorporated herein by reference in response to this item.

Item 12-Security Ownership of Certain Beneficial Owners and
Management

     Information appearing in the definitive Proxy Statement under the caption "Principal Beneficial Owners of the Corporation's Stock" related to the Annual Meeting of Shareholders to be held April 21, 1998, is incorporated herein by reference in response to this item.

Item 13-Certain Relationships and Related Transactions

     Information appearing in the definitive Proxy Statement under the caption "Certain Transactions" related to the Annual Meeting of Shareholders to be held April 21, 1998, is incorporated herein by reference in response to this item.

Part IV

Item 14-Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

a(1)-Financial Statements. The following consolidated financial statements of Citizens Financial Services, Inc. and subsidiary are incorporated by reference to the 1997 Annual Report:

     Consolidated Balance Sheet as of December 31, 1997 and 1996
     Consolidated Statement of Income for the Years Ended
       December 31, 1997, 1996 and 1995
     Consolidated Statement of Changes in Shareholders' Equity
       for the Years Ended December 31, 1997, 1996 and 1995
     Consolidated Statement of Cash Flows for the Years
       Ended December 31, 1997, 1996 and 1995
     Notes to Consolidated Financial Statements

     Report of Independent Certified Public Accountants


 (2)-Financial Statement Schedules. Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statement or in the notes thereto.

 (3)-Exhibits:

     (3)(i) - Articles of Incorporation of the Corporation, as amended. (Incorporated by Reference to Exhibit (3)(i) to the Annual Report of Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on March 26, 1996.)
     (3)(ii)- By-laws of the Corporation, as amended. (Incorporated by Reference to Exhibit (3)(ii) to the Annual Report of Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on March 26, 1996.)

     (4) - Instruments Defining the Rights of Shareholders. (Incorporated by reference to the Registrant's Registration Statement No.2-89103 on Form S-14, as filed with the Commission on February 17, 1984.)

    (10) - Material Contracts. Employment Agreement between the Company and Richard E. Wilber.

    (11) - Computation of Earnings Per Share. (Incorporated by Reference to the 1997 Annual Report to Shareholders, which is included at page 17 of
            Exhibit 13, hereof and incorporated berein by reference.

    (13) - Annual Report to Shareholders for the year ended
            December 31, 1997.

    (21) - Subsidiaries of Citizens Financial Services, Inc.

    (27) - Financial Data Schedule


14(b)Reports on Form 8-K.
      No current report on Form 8-K was filed by the Registrant during the fourth quarter of the 1997 fiscal year.

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

    Date: March 17, 1998                   Date: March 17, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity                              Date

/s/ Richard E. Wilber                            March 17, 1998
Richard E. Wilber, President, Chief Executive Officer, Director
(Principal Executive Officer)

/s/ Carol J. Tama                                March 17, 1998
Carol J. Tama, Director

/s/ R. Lowell Coolidge                           March 17, 1998
R. Lowell Coolidge, Director

/s/ Rudolph J. van der Hiel                      March 17, 1998
Rudolph J. van der Hiel, Director

/s/ John E. Novak                                March 17, 1998
John E. Novak, Director

/s/ Bruce L. Adams                               March 17, 1998
Bruce L. Adams, Director

/s/ William D. VanEttan                          March 17, 1998
William D. VanEttan, Director

/s/ Larry J. Croft                               March 17, 1998
Larry J. Croft, Director

/s/ John M. Thomas, MD                           March 17, 1998
John M. Thomas, MD

/s/ Thomas C. Lyman                              March 17, 1998
Thomas C. Lyman, Treasurer
(Principal Financial and Accounting Officer)

                         EXHIBITS INDEX


(3)(i) - Articles of Incorporation of the Corporation, as amended. (Incorporated by Reference to Exhibit (3)(i) to the Annual Report of Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on March 26, 1996.)

(3)(ii)- By-laws of the Corporation, as amended. (Incorporated by Reference to Exhibit (3)(ii) to the Annual Report of Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on March 26, 1996.)

(4) - Instruments Defining the Rights of Shareholders. (Incorporated by reference to the Registrant's Registration Statement No.2-89103 on Form S-14, as filed with the Commission on February 17, 1984.)

(10) - Material Contracts. Employment Agreement between the Company and Richard E. Wilber.

(11) - Computation of Earnings Per Share. (Incorporated by Reference to the 1997 Annual Report to Shareholders, which is included at page 17 of
         Exhibit 13, hereof and incorporated berein by reference.

(13) - Annual Report to Shareholders for the year ended December 31, 1997.

(21) - Subsidiaries of Citizens Financial Services, Inc.

(27) - Financial Data Schedule