Form 10-Q
period 1998-03-31
CITIZENS FINANCIAL SERVICES INC
filed 1998-05-08
CIK 739421

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549
                                FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                   or

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

     Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No_____

     The number of shares outstanding of the Registrant's Common Stock, as of May 6, 1998 2,746,564 shares of Common Stock, par value $1.00.

                      Citizens Financial Services, Inc.

                                  Form 10-Q

                                    INDEX



                                                                       Page

Part I    FINANCIAL INFORMATION (UNAUDITED)

Item 1-Financial Statements

     Consolidated Balance Sheet as of March 31, 1998 and
       December 31, 1997                                                  1

     Consolidated Statement of Income for the
       Three Months Ended March 31, 1998 and 1997                         2

     Consolidated Statement of Comprehensive Income for the
       Three Months Ended March 31, 1998 and 1997                         3

     Consolidated Statement of Cash Flows for the Three Months Ended
       March 31, 1998 and 1997                                            4

     Notes to Consolidated Financial Statements                           5

Item 2-Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         6-15

Item 3-Quantitative and Qualitative Disclosure About Market Risk          15

Part II   OTHER INFORMATION AND SIGNATURES

Item 1-Legal Proceedings                                                  16

Item 2-Changes in Securities                                              16

Item 3-Defaults upon Senior Securities                                    16

Item 4-Submission of Matters to a Vote of Security Holders                16

Item 5-Other Information                                                  16
Item 6-Exhibits and Reports on Form 8-K                                   16

       Signatures                                                         17

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
        (UNAUDITED)

                                               March 31,         December 31,
                                                 1998                1997
ASSETS:
Cash and due from banks:
  Noninterest-bearing                       $   6,590,906      $   6,099,972
  Interest-bearing                              5,738,061            242,387

Total cash and cash equivalents                12,328,967          6,342,359

Available-for-sale securities                  20,554,387         24,826,551
Held-to-maturity securities (estimated
   market value 1998,$62,655,000;
   December 31, 1997, $64,490,000)             61,979,378         63,734,826
Loans (net of allowance for loan
   losses 1998, $2,177,000; December 31, 1997,
   $2,138,000)                                190,894,154        189,909,615
Foreclosed assets held for sale                   239,613            238,284
Premises and equipment                          5,729,476          5,754,026
Accrued interest receivable                     2,425,484          2,426,512
Other assets                                    1,688,197          1,578,335

TOTAL ASSETS                                 $295,839,656       $294,810,508

LIABILITIES:
Deposits:
  Noninterest-bearing                        $ 18,826,701       $ 19,015,857
  Interest-bearing                            239,541,512        237,766,917

Total deposits                                258,368,213        256,782,774

Borrowed funds                                  6,890,283          6,864,195
Accrued interest payable                        1,761,998          2,331,439
Commitment to purchase
  investment securities                         1,066,883          1,980,556
Other liabilities                               1,383,150            928,638

TOTAL LIABILITIES                             269,470,527        268,887,602

STOCKHOLDERS' EQUITY:
Common Stock
  $1.00 par value; authorized 5,000,000
  shares; issued and outstanding
  2,746,564 shares in 1998 and 1997             2,746,564          2,746,564
Additional paid-in capital                      7,180,760          7,180,760
Retained earnings                              16,156,075         15,652,872

TOTAL                                          26,083,399         25,580,196
Net unrealized holding gains on
  available-for-sale securities                   285,730            342,710
TOTAL STOCKHOLDERS' EQUITY                     26,369,129         25,922,906

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $295,839,656       $294,810,508

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
         (UNAUDITED)

                                                    Three Months Ended
                                                        March 31,
                                                     1998          1997
  INTEREST INCOME:
  Interest and fees on loans                      $4,303,018    $4,134,781
  Interest on interest-bearing deposits
     with banks                                       36,205         6,958
  Interest and dividends on investments:
      Taxable                                      1,230,660     1,313,194
      Nontaxable                                      67,301        12,561
      Dividends                                       21,515        18,058

  TOTAL INTEREST INCOME                            5,658,699     5,485,552

  INTEREST EXPENSE:
  Interest on deposits                             2,804,211     2,641,453
  Interest on borrowed funds                         111,067       167,921

  TOTAL INTEREST EXPENSE                           2,915,278     2,809,374

  NET INTEREST INCOME                              2,743,421     2,676,178
  Provision for loan losses                           52,500        52,500

  NET INTEREST INCOME AFTER PROVISION FOR
      LOAN LOSSES                                  2,690,921     2,623,678

  OTHER OPERATING INCOME:
  Service charge income                              211,638       194,765
  Trust income                                        92,515        94,364
  Other income                                        53,170        56,579
  Arbitration settlement                              67,678       884,008
  Realized securities gains, net                      94,797             0

  TOTAL OTHER OPERATING INCOME                       519,798     1,229,716

  OTHER OPERATING EXPENSES:
  Salaries and employee benefits                     927,219     1,103,971
  Occupancy expenses                                 135,955       137,755
  Furniture and equipment expenses                   178,695       149,729
  Other expenses                                     779,547       648,549

  TOTAL OTHER OPERATING EXPENSES                   2,021,416     2,040,004

  Income before provision for income taxes         1,189,303     1,813,390

  Provision for income taxes                         342,780       598,529

  NET INCOME                                      $  846,523    $1,214,861

  Earnings per share                                   $0.31         $0.44

  Weighted average number of shares outstanding    2,746,564     2,746,564

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
         (UNAUDITED)

                                                      Three Months Ended
                                                            March 31,
                                                       1998                     1997

Net income                                                  $    846,523               $ 1,214,861
Other comprehensive income:
  Unrealized gains on securities:
    Gain (loss) arising during the year      $    8,464                    $ (331,501)
    Reclassification adjustment                 (94,797)         (86,333)           -    (331,501)

Other comprehensive income before tax                            (86,333)                (331,501)

Income tax expense related to other
 comprehensive income                                            (29,353)                (112,710)

Other comprehensive income, net of tax                           (56,980)                (218,791)

Comprehensive income                                        $    789,543              $   996,070

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
       (UNAUDITED)

                                                            Three months Ended
                                                                 March 31,

CASH FLOWS FROM OPERATING ACTIVITIES:                     1998           1997

  Net income                                          $   846,523    $ 1,214,861
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                              52,500         52,500
    Provision for depreciation and amortization           189,268        126,849
    Amortization and accretion of investment
     securities                                            84,121         97,010
    Deferred income taxes                                   6,856        (16,786)
    Realized gains on securities                          (94,797)             0
    Realized gains on loans sold                          (13,795)        (2,396)
    Originations of loans held for sale                  (886,300)      (195,200)
    Proceeds from sales of loans held for sale            900,095        197,379
    Loss on sale of foreclosed assets
      held for sale                                         7,625          2,432
    Increase in accrued interest receivable
      and other assets                                   (112,696)       (90,904)
    (Decrease) increase in accrued interest
      payable and other liabilities                      (117,984)       424,020

      Net cash provided by operating activities           861,416      1,809,765

CASH FLOWS FROM INVESTING ACTIVITIES:
  Available-for-sale securities:
   Proceeds from sales of securities                    7,169,219              0
   Proceeds from maturity of securities                 1,000,000      1,700,000
   Purchase of securities                              (4,117,552)             0
  Held-to-maturity securities:
   Proceeds from maturity and principal
    repayments of securities                            3,992,423      1,980,683
   Purchase of securities                              (3,003,586)      (153,200)
  Net (increase) decrease in loans                     (1,080,993)       240,856
  Capital expenditures                                   (137,526)      (271,889)
  Proceeds from sale of foreclosed assets held
   for sale                                                35,000         20,000

      Net cash provide by
        investing activities                            3,856,985      3,516,450

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                              1,585,439      8,065,582
  Proceeds from long-term borrowings                       61,104         22,991
  Repayments of long-term borrowings                      (54,101)             0
  Net increase (decrease) in short-term
   borrowed funds                                          19,086     (8,835,129)
  Dividends paid                                         (343,321)      (612,103)

      Net cash provided (used) by
        financing activities                            1,268,207     (1,358,659)

      Net increase in cash and cash
       equivalents                                      5,986,608      3,967,556

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        6,342,359      6,458,707

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $12,328,967    $10,426,263

Supplemental Disclosures of Cash Flow Information:

  Interest paid                                       $ 3,484,718    $ 3,333,193
  Income taxes paid                                   $         0    $         0

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

     The accompanying interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1998, and the results of operations for the interim periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. Statement No. 130 requires that companies (1) classify items of other comprehensive income by their nature in a financial statement and (2) display paid-in capital in the equity section of the statement of financial
condition.   Statement No.130 is effective for fiscal years beginning after
December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required, as stated in the Consolidated Statement of Comprehensive Income on page 3 of this report.

Note 2 - Earnings per Share

     Earnings per share calculations give retroactive effect to stock dividends Declared by the Company. The number of shares used in the earnings per share and dividends per share calculation was 2,746,564 for 1998 and 1997, respectively.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods indicated in the accompanying consolidated financial statements. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

      The following items are among the factors that could cause actual results to differ materially from the forward-looking statements: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; rapidly changing technology and evolving banking industry standards; competitive standards; competitive factors, including increase competition with community, regional and national financial institutions; new service and product offerings by competitors and price pressures; and like items.
Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date thereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-Q and any current reports on Form 8-K filed by the Company.


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

     All lending is governed by a lending policy which is developed and maintained by management and approved by the board of directors. The Bank's lending policy regarding real estate loans is that the maximum mortgage granted on owner occupied residential property is 80% of the appraised value or purchase price (whichever is lower) when secured by the first mortgage on the property. Home equity lines of credit or second mortgage loans are originated subject to maximum mortgage liens against the property of 80% of the current appraised value. The maximum term for mortgage loans is 25 years for one-to four- family residential property and 20 years for commercial and vacation property.

DEPOSITS

     The Company tiers interest-bearing transaction and savings accounts by deposit size (larger balances receive higher rates). The Company has been offering a wide variety of deposit instruments, as have its competitors. Limited transaction deposit accounts with interest rates that vary as often as daily, unlimited transaction interest-bearing accounts, Premier 55 Club, Premier 55 Plus Club, Gold Club, individual retirement accounts, longer-term certificates of deposit (generally of five-year maturity),promotional 30-month, 66-month and Roll-Up certificates of deposit (allows the customer to adjust the interest rate up once during the term by a maximum of 100 basis points).

      The Company also offers a wide variety of IRA products including the new Roth and Educational IRA's.

      In most the community offices, lobby and drive-up hours include Wednesday afternoons as well as Saturday hours. The supermarket office is open seven days a week with extended hours on weekdays. The Company has eleven automated teller machines, which are part of the MAC regional and PLUS national network. Management is currently implementing a MasterMoney debit card program.

      In addition to the above, the Company has a voice response system to provide customers a convenient method of accessing account information and transferring funds 24 hours a day.

TRUST SERVICES

     Traditional trust and investment management and estate settlements are offered by the Bank.

FINANCIAL CONDITION

     For the three month period ended March 31, 1998, the total assets of the Company had a slight increase of $1 million or $295.8 million compared with a decrease of $.9 million for the same period in 1997. The modest growth in net assets was the increase in deposits being offset by a reduction of the commitments to purchase investment securities.

     Cash and cash equivalents increased $6 million in 1998 compared with an increase of $4 million for the same period in 1997. Surplus funds from deposit growth and investment sales and maturities in 1998 were temporarily placed in short-term interest bearing investments.

     Total investment securities decreased $6 million or 6.8% during the first three months of 1998 compared with a decrease of $1.8 million for the same period in 1997. The decrease reflects security sales (U S Treasury securities available-for-sale) and normal maturities and principal repayments of $12.2 million. The purchase of $7.2 million securities were primarily obligations of state and political subdivisions, mortgage-backed securities, and equities.

     Net loan balances ($190.9 million) increased $1 million compared to a slight decrease of $.3 million for the first three months of 1998 and 1997, respectively. This modest growth represents a normal seasonal slow down and is not expected to continue as the normal home building season in spring and summer.

     During the remainder of 1998, management expects that loan demand will continue as a result of the attractive interest rates currently promoted and while we are experiencing a generally healthy local economy. The major concentrations of loans continue to be in residential real estate-consisting of loans to purchase and improve real estate, debt consolidation and home equity lines of credit. The Bank also expects to be successful in lending to local state and political subdivisions during the remainder of 1998.

     The loan portfolio consists of the following (in thousands):

                                     March 31,   December 31,      March 31,
                                       1998           1997            1997

Real estate loans - residential     $122,877       $123,054        $ 112,470
Real estate loans - commercial        27,075         27,480           28,174
Real estate loans - agricultural       8,111          8,769            5,848
Loans to individuals for household,
  family and other purchases          13,924         13,905           14,835
Commercial and other loans            10,545          9,485           11,103
State and political subdivision
  loans                               10,621          9,457            9,879

Total                                193,153        192,150          182,309
Less: unearned income on loans            82            102              154

Loans, net of unearned income       $193,071       $192,048         $182,155

     Deposit growth increased by $1.6 million or .6% compared to the first three months of 1997 that increased of $8.1 million. Deposit growth slowed primarily because of the competitive interest rate environment.

     Borrowed funds remained virtually the same during the first three months of 1998 compared with a decrease of $8.8 million in 1997. The decrease in 1997 resulted from repayments of short-term borrowing to the Federal Home Loan
Bank. The Company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home Loan Bank.

CAPITAL

     The Company has computed its risk-based capital ratios as follows (dollars in thousands):
                                             March 31,         December 31,
                                               1998                1997

Tier I - Total stockholders' equity          $ 26,369           $ 25,923
Less:  Unrealized holding gains (losses)
         on available-for-sale securities         286                343
       Goodwill and core deposit intangible       809                836
Tier I, net                                    25,274             24,744
Tier II - Allowance for loan losses(1)          2,118              2,123
  Total qualifying capital                   $ 27,392           $ 26,867

Risk-adjusted on-balance sheet assets        $160,916           $161,940
Risk-adjusted off-balance sheet
     exposure (2)                               8,433              7,919

  Total risk-adjusted assets                 $169,349           $169,859

                                             March 31,         December 31,
Ratios:                                        1998                1997

Tier I risk-based capital ratio               14.9%               14.6%
Federal minimum required                       4.0                 4.0

Total risk-based capital ratio                16.2%               15.8%
Federal minimum required                       8.0                 8.0

Leverage ratio (3)                             8.6%                8.5%
Federal minimum required                       4.0                 4.0

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

RESULTS OF OPERATIONS

     Net income for the three month period ending March 31, 1998 was $847,000 a decrease of $368,000 or 30.3% over the $1,215,000 for the 1997 related period. Earnings per share was $.31 during the first quarter of 1998 compared with $.44 during the comparable 1997 period. The large decrease was the result of an arbitration settlement realized in the first quarter of 1997 discussed below.

     Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income for the current three month period, after provision for loan losses, was $2,691,000, an increase of $67,000 or 2.6% compared with an increase of $194,000 or 8% during the same period in 1997.

                                                    Analysis of Average Balances and Interest Rates (1)

                                             March 31, 1998             March 31, 1997            March 31, 1996
                                        Average          Average   Average          Average   Average        Average
                                        Balance  Interest  Rate    Balance  Interest  Rate    Balance Interest Rate
                                           $         $       %       $         $       %         $        $     %

ASSETS
Short-term investments:
 Interest-bearing deposits at banks      2,635        36    5.54      525       7    5.41     2,743      37    5.43

Investment securities:
 Taxable                                76,236     1,252    6.66   84,017   1,331    6.42    71,192   1,157    6.54
 Tax-exempt(3)                           6,061       102    6.83      606      19   12.72       931      29   12.53
Total investment securities             82,297     1,354    6.67   84,623   1,350    6.47    72,123   1,186    6.61

Loans:
 Residential mortgage loans            122,809     2,711    8.95  114,496   2,584    9.15    97,206   2,267    9.38
 Commercial & farm loans                35,186       835    9.62   35,124     852    9.84    31,883     786    9.91
 Loans to state & political
   subdivisions                         10,622       221    8.44    9,963     179    7.29     8,267     181    8.81
 Other loans                            24,455       611   10.13   23,249     589   10.27    23,295     605   10.54
Loans, net of discount (2)(3)(4)       193,072     4,378    9.20  182,832   4,204    9.33   160,651   3,839    9.91

Total interest-earning assets          278,004     5,768    8.41  267,980   5,561    8.42   235,517   5,062    8.64
Cash and due from banks                  6,142                      6,355                     4,991
Bank premises and equipment              5,760                      4,570                     4,162
FASB 115 adjustment                        314                        218                       482
Other assets                             4,158                      2,630                     3,312

Total noninterest-bearing assets        16,374                     13,773                    12,947

Total assets                           294,378                    281,753                   248,464

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
 NOW accounts                           32,151       180    2.27   31,184     184    2.39    24,255     126    2.09
 Savings accounts                       26,457       144    2.21   27,491     150    2.21    25,919     144    2.23
 Money market accounts                  35,577       425    4.84   26,219     285    4.41    24,288     267    4.42
 Certificates of deposit               144,680     2,055    5.76  140,897   2,023    5.82   126,476   1,877    5.97
Total interest-bearing deposits        238,865     2,804    4.76  225,791   2,642    4.75   200,938   2,414    4.83

Other borrowed funds                     7,198       111    6.25   11,130     168    6.12     7,284     114    6.29
Total interest-bearing liabilities     246,063     2,915    4.80  236,921   2,810    4.81   208,222   2,528    4.88

Demand deposits                         19,060                     17,976                    15,178
Other liabilities                        3,109                      3,398                     3,513
Total noninterest-bearing liabilities   22,169                     21,374                    18,691

Stockholders' equity                    26,146                     23,458                    21,551
Total liabilities & stockholders'
 equity                                294,378                    281,753                   248,464

Net interest income                                2,853                    2,751                     2,534

Net interest spread (5)                                     3.61%                    3.61%                     3.76%
Net interest income as a percentage
 of average interest-earning assets                         4.16%                    4.16%                     4.33%
Ratio of interest-earning assets
 to interest-bearing liabilities                            1.13                     1.13                      1.13


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

     As described in the table above, the yield on earning assets, on a tax-equivalent basis, was 8.41% and 8.42% during the first three months of 1998 and 1997, respectively (a decline of 1 basis point). The cost of funds was 4.80% and 4.81% during the same three month period (a decrease of 1 basis point).

     In comparing the average interest cost of 1998 versus 1997, NOW accounts decreased 12 basis points, savings accounts remained the same, and money market accounts increased by 43 basis points (the result of a increase in higher balance accounts). The interest rate on certificates of deposit decreased by 6 basis points.

     As described above, the Company has experience a stable but narrow interest margin percentage during the three months of 1998. The Company continues to review various pricing strategies to enhance deposit growth while maintaining or expanding the current interest margin.

   Analysis of Changes in Net Interest Income of a Tax Equivalent Basis (in thousands)

                                  1998 vs. 1997 (1)                        1997 vs. 1996 (1)

                             Change in   Change    Total             Change in   Change     Total
                             Volume    in Rate    Change              Volume    in Rate    Change


Interest income:
Short-term investments:
 Interest-bearing deposits
  at banks                   $   29     $    0    $   29            $   (30)   $    0    $   (30)
Investment securities:
 Taxable                       (131)       52        (79)               203       (29)       174
 Tax-exempt                      89        (6)        83                (10)        0        (10)

Total investments               (42)       46          4                193       (29)       164

Loans:
 Residential mortgage loans     182       (55)       127                388       (71)       317
 Commercial and farm loans        2       (19)       (17)                78       (12)        66
 Loans to state & political
  subdivisions                   12        30         42                 37       (39)        (2)
 Other loans                     30        (8)        22                 (1)      (15)       (16)

Total loans - net of
  discount (2)(3)(4)            226       (52)       174                502      (137)       365


Total interest income           213        (6)       207                665      (166)       499


Interest expense:
Interest bearing deposits:
 NOW accounts                     6       (10)        (4)                39        19         58
 Savings accounts                (6)        0         (6)                 9        (3)         6
 Money market accounts          110        30        140                 21        (3)        18
 Certificates of deposit         53       (21)        32                205       (59)       146

Total interest-bearing
  deposits                      163        (1)       162                274       (46)       228
Other borrowed funds            (61)        4        (57)                58        (4)        54
Total interest expense          102         3        105                332       (50)       282

Net interest income          $  111    $   (9)    $  102             $  333    $  (116)   $  217

   (1)The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

    The above table detailing the change in net interest income shows the $213,000 resulting from volume increases in investments and loans. The volume of interest expense increased the cost of interest-bearing deposits by $102,000. The positive gain in volume of $111,000 combined with decrease of income due to rate of $9,000 resulted in a net increase of $102,000 compared to a net increase of $217,000 for the same period in 1997. The neutral effect on income resulted from a change in rates was offset by a reduction in the rate of increase of the volumes of loans and deposits.

     The provision for loan losses was unchanged at $52,500 in both of the three month periods. This provision was appropriate given management's quarterly review of the allowance for loan losses that is based on the following information; migration analysis of delinquent and non accrual loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative adjustments, purchase of loans through acquisitions and peer comparisons.

     Total other operating income decreased $710,000 compared with the same period in 1997. Trust income decreased $2,000, service charge income increased $17,000, and other income decreased $3,000. Net realized securities gainsincreased by $95,000, during the current three month period compared to 1997, as there were not sales during the 1997 period. On February 27, 1997 the Bank reached an arbitration settlement with a vendor. The settlement was for legal remedies associated with relationships with this vendor. The Bank received $884,000 in cash and $250,000 in credits to be applied to future expenditures, which if unused will expire within two years. The amount received by the Bank is net of fees associated with the arbitration.
During the three months ended March 31, 1998, arbitration settlement income was $68,000.

     Total other operating expense was $2,021,000 in the first three months of 1998 reflecting a decrease of $19,000 over the 1997 period. Salaries and benefit's expense decreased by $177,000 for the current three month period reflecting normal merit increases. During the same period in 1997, an accrual to salaries and benefit expense of $154,000 for profit sharing reflecting the additional arbitration income.

     Occupancy expense decreased by $2,000 while furniture and equipment expenses increased by $29,000, for the additional expenses relating to the conversion to the new Jack Henry and Associates application software and IBM AS\400 computer.

     Other expenses increased $131,000 or 20.2% in the first three months of 1998 over the 1997 related period reflecting increases in other professional fees $24,000, software maintenance and expense $14,000, telephone and data communication expense $26,000, and other costs associated with the new data processing system and network. Management expect these costs to moderate over the remainder of 1998.

     The provision for income taxes was $343,000 during the first three months of 1998 compared with $599,000 during the 1997 related period. Income before taxes decreased $624,000 in the 1998 period over the same period in 1997.

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

     As detailed in the Consolidated Statement of Cash Flows, positive net cash was provided from operating, investing and financing activities. The major components have been discussed previously in the financial condition section relating to investments, loans and deposits.

     During the first three months of 1998 there was $138,000 of capital expenditures, $134,000 less than the capital acquisitions during the same period in 1997.

     Management is currently renting two properties as a temporary solution to the space limitations it has experienced at the main office for the last seven years. Management anticipates that the construction will take place on a new branch/operations center late 1998 or early 1999 with a total estimated cost of approximately $3.5 million.

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

                                   March 31,                    December 31,

                                     1998          1997        1996        1995        1994

Non accruing loans               $  1,563       $  1,169    $    844    $    762    $  1,557
Impaired loans                        382            382         414         697
Accrual loans - 90 days or
  more past due                       242            170         723         689         267

     Total nonperforming loans   $  2,187       $  1,721    $  1,981    $  2,148    $  1,824

Other real estate owned          $    240       $    238    $    164    $    208    $    168

Loans outstanding at end of
 period                          $193,153       $192,150    $182,581    $161,886    $157,144
Unearned income                        82            102         168         259         575
Loans, net of unearned income    $193,071       $192,048    $182,413    $161,627    $156,569

Nonperforming loans as percent
  of loans, net of unearned
  income                             1.13%           .90%       1.09%       1.33%       1.16%

Total nonperforming assets as a
  percent loans of net unearned
  income                             1.26%          1.02%       1.18%       1.46%       1.27%

Transactions in the allowance for  loan losses were as follows (in thousands):
                                  At March 31,             Years Ended December 31,
                                      1998           1997        1996       1995       1994

Balance, beginning of period        $2,138          $1,995      $1,833     $1,721     $1,516
Charge-offs                            (24)            (83)        (64)       (69)       (68)
Recoveries                              10              16          21         18         18
Provision for loan losses               53             210         205        163        255

Balance, end of period              $2,177          $2,138      $1,995     $1,833     $1,721

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

GENERAL

     The majority of assets and liabilities of a financial institution are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets and on noninterest expenses, which tend to rise during periods of general inflation. The level of inflation over the last few years has been declining.

     Management is aware of the possibility of exposure by banks to a computer problem known as the "Year 2000 Problem" or the "Millennium Bug" (the inability of some computer programs to distinguish between the year 1900 and the year 2000). The Company is in the process of assessing the cost and extent of vulnerability of the Company's computer systems to the problem. Modifications or replacements of computer systems to attain Year 2000 compliance have begun, and the Company expects to attain Year 2000 compliance and institute appropriate testing of its modifications and replacements before the Year 2000 change date. The Company's recent conversion to Jack Henry and Associates for core banking application software and the purchase of a new IBM AS/400 hardware system on which to run the core processing software, has greatly minimized the exposure to these problems as both systems are expected
to be compliant.   The Company believes that, with modifications to existing
software and conversions to new software, the Year 2000 problem will not pose a significant operational problem for the Company. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers could effect the Company's computer systems. The Company has taken steps to communicate with the third parties with whom it deals to coordinate Year 2000 compliance but could be adversely affected if it or the unrelated third parties are unsuccessful.

     Most of the costs incurred in addressing this problem are expected to be expensed as incurred. The financial impact to the Company of Year 2000 compliance has not been and is not anticipated to be material to the Company's financial position or results of operations in any given year.

     Various congressional bills have been passed and other proposals have been made for significant changes to the banking system, including provisions for: limitation on deposit insurance coverage; changing the timing and method financial institutions use to pay for deposit insurance; expanding the power of banks by removing restrictions on bank underwriting activities; tightening the regulation of bank derivatives' activities; allowing commercial enterprises to own banks; and permitting bank holding companies or the bank to own or control affiliates that engage in securities, mutual funds and insurance activities.

     Aside from those matters described above, management does not believe that there are any trends, events or uncertainties which would have a material adverse impact on future operating results, liquidity or capital resources, nor is it aware of any current recommendations by the regulatory authorities (except as described herein) which, if they were to be implemented, would have such an effect, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the Company's results of operations.

Item 3-Qualitative and Quantitative Disclosure About Market Risk

     In the normal course of conducting business activities the Company is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates which affect cash flows, income, expense and values of financial instruments. Interest rate risk is managed by an management and a committee of the board of directors.

     No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 1997.

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

Item 2 - Changes in Securities - Nothing to report.

Item 3 - Defaults Upon Senior Securities - Nothing to report.

Item 4 - Submission of Matters to a Vote of Security Holders:

Results of the voting at the Annual Meeting of Shareholders held on April 21, 1998 at 12:00 p.m. at the Tioga County Fairgrounds Youth Building, Whitneyville, Pennsylvania, 16901

1.  Election of Class 2 Directors whose term will expire in 2001

                                        For               Withhold Authority
          Mark L. Dalton                2,264,101         35,256
          John E. Novak                 2,263,639         35,718
          Rudolph J. van der Heil       2,263,055         36,302

          Continuing Directors:

          Carol J. Tama                 Class 1        Term Expires 1999
          R. Lowell Coolidge            Class 1        Term Expires 1999
          Richard E. Wilber             Class 1        Term Expires 1999
          John M. Thomas, M.D.          Class 1        Term Expires 1999
          Larry J. Croft                Class 1        Term Expires 1999
          Bruce L. Adams                Class 3        Term Expires 2000
          William D. Van Etten          Class 3        Term Expires 2000

2.  Proposal to amend Article 4 of the Corporation's Articles of
Incorporation, as amended, to increase the number of authorized shares of the Corporation's Common Stock, par value $1.00 per share, from 5,000,000 shares to 10,000,000 shares.

          FOR 2,219,034          AGAINST 21,924         ABSTAIN 58,399

3.  Proposal to amend Article 13 of the Corporation's Articles of
Incorporation, as amended, to eliminate preemptive rights.

          FOR 2,177,528          AGAINST 36,964         ABSTAIN 84,865

Item 5 - Other Information - Nothing to report.

Item 6 - Exhibits and reports on Form 8-K.

         (a) Exhibits - Exhibit No. 27 Financial Data Schedule.

         (b) Reports - None.

                         Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.









                                Citizens Financial Services, Inc.
                                (Registrant)

May 7, 1998                    /s/ Richard E. Wilber
                               By: Richard E. Wilber
                               President and Chief Financial Officer
                               (Principal Executive Officer)




May 7, 1998                    /s/ Thomas C. Lyman
                               By: Thomas C. Lyman
                               Treasurer
                               (Principal Financial &
                                Accounting Officer