Form 10-Q
period 1998-06-30
CITIZENS FINANCIAL SERVICES INC
filed 1998-08-07
CIK 739421

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549
                                FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                   or

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

     Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No_____

     The number of shares outstanding of the Registrant's Common Stock, as of August 6, 1998 2,746,564 shares of Common Stock, par value $1.00.

                      Citizens Financial Services, Inc.

                                  Form 10-Q

                                    INDEX


                                                                       Page

Part I    FINANCIAL INFORMATION (UNAUDITED)

Item 1-Financial Statements

     Consolidated Balance Sheet as of June 30, 1998 and
       December 31, 1997                                                  1

     Consolidated Statement of Income for the Three Months and
       Six Months Ended June 30, 1998 and 1997                            2

     Consolidated Statement of Comprehensive Income for the Three
       Months and Six Months Ended June 30, 1998 and 1997                 3

     Consolidated Statement of Cash Flows for the Six Months Ended
       June 30, 1998 and 1997                                             4

     Notes to Consolidated Financial Statements                           5

Item 2-Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         6-15

Item 3-Quantitative and Qualitative Disclosure About Market Risk          15

Part II   OTHER INFORMATION AND SIGNATURES

Item 1-Legal Proceedings                                                  16

Item 2-Changes in Securities                                              16

Item 3-Defaults upon Senior Securities                                    16

Item 4-Submission of Matters to a Vote of Security Holders                16

Item 5-Other Information                                                  16

Item 6-Exhibits and Reports on Form 8-K                                   16

       Signatures                                                         17

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
        (UNAUDITED)

                                               June 30,          December 31,
                                                 1998                1997
ASSETS:
Cash and due from banks:
  Noninterest-bearing                       $   7,422,729      $   6,099,972
  Interest-bearing                              4,921,855            242,387

Total cash and cash equivalents                12,344,584          6,342,359

Available-for-sale securities                  21,457,755         24,826,551
Held-to-maturity securities (estimated
   market value 1998,$62,781,000;
   December 31, 1997, $64,490,000)             62,116,508         63,734,826
Loans (net of allowance for loan
   losses 1998, $2,213,000; December 31, 1997,
   $2,138,000)                                193,680,740        189,909,615
Foreclosed assets held for sale                   418,866            238,284
Premises and equipment                          5,689,941          5,754,026
Accrued interest receivable                     2,093,614          2,426,512
Other assets                                    1,736,338          1,578,335

TOTAL ASSETS                                 $299,538,346       $294,810,508

LIABILITIES:
Deposits:
  Noninterest-bearing                        $ 19,809,458       $ 19,015,857
  Interest-bearing                            243,038,127        237,766,917

Total deposits                                262,847,585        256,782,774

Borrowed funds                                  6,902,280          6,864,195
Accrued interest payable                        1,730,513          2,331,439
Commitment to purchase
  investment securities                                            1,980,556
Other liabilities                               1,218,630            928,638

TOTAL LIABILITIES                             272,699,008        268,887,602

STOCKHOLDERS' EQUITY:
Common Stock
  $1.00 par value; authorized 10,000,000
  shares in 1998 and 5,000,000 shares
  in 1997; issued and outstanding
  2,746,564 shares in 1998 and at
  December 31, 1997                             2,746,564          2,746,564
Additional paid-in capital                      7,180,760          7,180,760
Retained earnings                              16,714,028         15,652,872

TOTAL                                          26,641,352         25,580,196
Net unrealized holding gains on
  available-for-sale securities                   197,986            342,710
TOTAL STOCKHOLDERS' EQUITY                     26,839,338         25,922,906

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $299,538,346       $294,810,508

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
         (UNAUDITED)

                                                    Three Months Ended           Six Months Ended
                                                          June 30,                   June 30,
                                                     1998          1997          1998          1997


  INTEREST INCOME:
  Interest and fees on loans                      $4,343,598    $4,259,378   $ 8,646,808   $ 8,394,159
  Interest on interest-bearing deposits
     with banks                                       94,241        63,412       130,447        70,369
  Interest and dividends on investments:
      Taxable                                      1,135,146     1,315,863     2,365,807     2,629,058
      Nontaxable                                     103,259        12,514       170,560        25,075
      Dividends                                       23,721        20,709        45,235        38,767

  Total interest and dividends on investments      1,262,126     1,349,086     2,581,602     2,692,900

  TOTAL INTEREST INCOME                            5,699,965     5,671,876    11,358,857    11,157,428

  INTEREST EXPENSE:
  Interest on deposits                             2,849,998     2,779,141     5,654,209     5,420,594
  Interest on borrowed funds                         107,110       111,574       218,176       279,495

  TOTAL INTEREST EXPENSE                           2,957,108     2,890,715     5,872,385     5,700,089

  NET INTEREST INCOME                              2,742,857     2,781,161     5,486,472     5,457,339
  Provision for possible loan losses                  52,500        52,500       105,000       105,000

  NET INTEREST INCOME AFTER PROVISION FOR
      POSSIBLE LOAN LOSSES                         2,690,357     2,728,661     5,381,472     5,352,339

  OTHER OPERATING INCOME:
  Service charge income                              270,290       229,722       481,928       424,487
  Trust income                                        73,715        63,437       166,230       157,800
  Other income                                        92,490        63,486       138,036       117,634
  Realized securities gains, net                      77,580             0       111,548             0
  Arbitration settlement                              43,871             0       172,377       884,008

  TOTAL OTHER OPERATING INCOME                       557,946       356,645     1,070,119     1,583,929

  OTHER OPERATING EXPENSES:
  Salaries and employee benefits                     945,607       918,309     1,872,826     2,022,280
  Occupancy expenses                                 126,679       121,245       262,634       258,999
  Furniture and equipment expenses                   178,738       148,694       357,434       298,423
  Other expenses                                     721,834       655,557     1,493,756     1,301,675

  TOTAL OTHER OPERATING EXPENSES                   1,972,858     1,843,805     3,986,650     3,881,377

  Income before provision for income taxes         1,275,445     1,241,501     2,464,941     3,054,891

  Provision for income taxes                         360,631       367,897       703,411       966,426

  NET INCOME                                      $  914,814    $  873,604   $ 1,761,530     2,088,465

  Earnings per share                                   $0.33         $0.32         $0.64         $0.76
  Cash dividend declared                              $0.130        $0.230        $0.255        $0.230

  Weighted average number of shares outstanding    2,746,564     2,746,564     2,746,564     2,746,564

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
         (UNAUDITED)

                                                            Three Months Ended                            Six Months Ended
                                                                 June 30,                                      June 30,
                                                       1998                   1997                   1998                  1997

Net income                                          $  914,814             $   873,604          $ 1,761,530            $2,088,465
Other comprehensive income:
  Unrealized gains on securities:
    Gain (loss) arising during the year  $  (55,365)            $ 276,574             $  (46,901)              $(54,927)
    Reclassification adjustment             (77,580)                    -               (172,377)                      -

Other comprehensive income before tax                 (132,945)                276,574              (219,278)             (54,927)

Income tax expense related to other
 comprehensive income                                  (45,201)                 94,035               (74,555)             (18,675)

Other comprehensive income, net of tax                 (87,744)                182,539              (144,723)             (36,251)

Comprehensive income                                $  827,070             $ 1,056,143           $ 1,616,806           $2,052,214

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
       (UNAUDITED)

                                                            Six months Ended
                                                                June 30,

CASH FLOWS FROM OPERATING ACTIVITIES:                     1998           1997

  Net income                                          $ 1,761,530    $ 2,088,465
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                             105,000        105,000
    Provision for depreciation and amortization           379,424        252,670
    Amortization and accretion of investment
     securities                                           164,782        190,112
    Deferred income taxes                                  12,094        (21,494)
    Realized gains on securities                         (172,377)             0
    Realized gains on loans sold                          (34,061)       (10,016)
    Originations of loans held for sale                (1,963,032)      (788,250)
    Proceeds from sales of loans held for sale          1,997,093        798,266
    Loss on sale of foreclosed assets
      held for sale                                         6,629            136
    Increase in accrued interest receivable
      and other assets                                    182,971       (524,591)
    (Decrease) increase in accrued interest
      payable and other liabilities                      (313,988)       762,394

      Net cash provided by operating activities         2,126,065      2,852,692

CASH FLOWS FROM INVESTING ACTIVITIES:
  Available-for-sale securities:
   Proceeds from sales of securities                    9,236,406              0
   Proceeds from maturity of securities                 1,500,000      3,200,000
   Purchase of securities                              (7,696,171)    (1,986,875)
  Held-to-maturity securities:
   Proceeds from maturity and principal
    repayments of securities                            8,127,273      2,979,085
   Purchase of securities                              (8,369,580)    (2,109,138)
  Net (increase) decrease in loans                     (4,118,131)    (5,274,271)
  Capital expenditures                                   (260,955)      (858,783)
  Proceeds from sale of foreclosed assets held
   for sale                                                54,796         72,000

      Net cash provide by
        investing activities                           (1,526,362)    (3,977,982)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                              6,064,811     14,097,324
  Proceeds from long-term borrowings                      192,873        599,471
  Repayments of long-term borrowings                     (194,063)      (536,657)
  Net increase (decrease) in short-term
   borrowed funds                                          39,275     (8,593,801)
  Dividends paid                                         (700,374)      (612,103)

      Net cash provided (used) by
        financing activities                            5,402,522      4,954,234

      Net increase in cash and cash
       equivalents                                      6,002,225      3,828,944

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        6,342,359      6,458,707

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $12,344,584    $10,287,651

Supplemental Disclosures of Cash Flow Information:

  Interest paid                                       $ 6,473,311    $ 6,316,963
  Income taxes paid                                   $   600,000    $   830,000

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

     The accompanying interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1998, and the results of operations for the interim periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     In February 1998, the Financial Accounting Standards Board issued Statement No. 132, (SFAS No. 132), "Employers' Disclosure about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other Postretirement benefit plans. It standardizes the disclosure requirements for these plans to extent practicable, requires additional information on changes in the benefit obligation and fair values of plan assets, eliminates certain previously required disclosures. The Company does not expect the provisions of this statement to have a material effect on the liquidity, results of operations, or capital resources of the Company when it becomes effective.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, (SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Because the Company is considering restructuring it's investment portfolio between available-for-sale and held-to-maturity, the provisions of this statement may have a material effect on the liquidity, results of operations, or capital resources of the Company when it becomes effective.

Note 2 - Earnings per Share

     Earnings per share calculations give retroactive effect to stock dividends declared by the Company. The number of shares used in the earnings per share and dividends per share calculation was 2,746,564 for 1998 and 1997, respectively.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods indicated in the accompanying consolidated financial statements. The results of operations for the six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

     All lending is governed by a lending policy which is developed and maintained by management and approved by the board of directors. The Bank's lending policy regarding real estate loans is that the maximum mortgage granted on owner occupied residential property is 80% of the appraised value or purchase price (whichever is lower) when secured by the first mortgage on the property (home equity, lines of credit or installments).
Home equity lines of credit or second mortgage loans are normally originated subject to maximum mortgage liens against the property of 80% of the current appraised value. However, our recent home equity loan promotion allowed some borrowers with outstanding credit to borrow 100% of the appraised value. The maximum term for mortgage loans is 25 years for one-to four- family residential property and 20 years for commercial and vacation property.

DEPOSITS

     The Company tiers interest-bearing transaction and savings accounts by deposit size (larger balances receive higher rates). The Company has been offering a wide variety of deposit instruments, as have its competitors. Limited transaction deposit accounts with interest rates that vary as often as daily, unlimited transaction interest-bearing accounts, Premier 55 Club, Premier 55 Plus Club, Gold Club, individual retirement accounts, longer-term certificates of deposit (generally of five-year maturity), promotional 30-month, 66-month and Roll-Up certificates of deposit (allows the customer to adjust the interest rate up once during the term by a maximum of 100 basis points).

      The Company also offers a wide variety of IRA products including the new Roth and Educational IRA's.

      In most community offices, lobby and drive-up hours include Wednesday afternoons as well as Saturday hours. The supermarket office is open seven days a week with extended hours on weekdays. The Company has eleven automated teller machines, which are part of the MAC regional and PLUS national network. Management recently implemented a MasterMoney debit card program.

      In addition, the Company has a telephone voice response system to provide customers a convenient method of accessing account information and transferring funds 24 hours a day.

TRUST SERVICES

     Traditional trust, investment management and estate settlement services are offered by the Bank.

FINANCIAL CONDITION

     For the six month period ended June 30, 1998, the total assets of the Company had an increase of $4.7 million to $299.5 million compared with an increase of $7.8 million for the same period in 1997.

     Cash and cash equivalents increased $6 million in 1998 compared with an increase of $3.8 million for the same period in 1997. Surplus funds from deposit growth and investment sales and maturities in 1998 were temporarily placed in short-term interest bearing investments.

     Total investment securities decreased $5 million during the first six months of 1998 compared with a decrease of $2.3 million for the same period in 1997. The decrease reflects $18.9 million consisting of security sales (U S Treasury securities available-for-sale), normal maturities and principal repayments. The purchase of $16.1 million securities were primarily obligations of state and political subdivisions ($5.4 million), mortgage-backed securities ($7.7 million), and equities
($.9 million).

     Net loan balances of $193.7 million increased $3.8 million or 2% compared to an increase of $5.2 million or 2.9% for the first six months of 1998 and 1997, respectively. This modest growth was the result of the continued competition from local institutions.

     During the remainder of 1998, management expects that loan demand will continue to be moderate as a result of the continued aggressive competitions even though we are experiencing a generally healthy local economy. This competition will be especially evident in the Mansfield area with two new branches being constructed by local competitors.

     The major concentrations of loans continue to be in residential real estate, primarily consisting of home equity loans, lines of credit, installments, and first mortgages . The
Bank also expects to be active in lending to local state and political subdivisions during the remainder of 1998.

     The loan portfolio consists of the following (in thousands):

                                     June 31,    December 31,       June 31,
                                       1998           1997            1997

Real estate loans - residential     $125,941       $123,054        $ 118,876
Real estate loans - commercial        26,969         27,480           25,925
Real estate loans - agricultural       8,151          8,769           10,729
Loans to individuals for household,
  family and other purchases          13,557         13,905           13,399
Commercial and other loans            10,162          9,485            9,423
State and political subdivision
  loans                               11,182          9,457            9,451

Total                                195,962        192,150          187,803
Less: unearned income on loans            68            102              132

Loans, net of unearned income       $195,894       $192,048         $187,671

     Deposit growth increased by $6.1 million or 2.4% compared to the first six months of 1997 when deposits increased by $14.1 million or 5.9%. Deposit growth slowed primarily because of the competitive interest rate environment and alternative investment vehicles available to our customer.

     Borrowed funds remained virtually the same during the first six months of 1998 compared with a decrease of $8.5 million in 1997. The decrease in 1997 resulted from repayments of short-term borrowing to the Federal Home Loan Bank. The Company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home Loan Bank.

CAPITAL

     The Company has computed its risk-based capital ratios as follows (dollars in thousands):
                                             June 30,          December 31,
                                               1998                1997

Tier I - Total stockholders' equity          $ 26,839           $ 25,923
Less:  Unrealized holding gains (losses)
         on available-for-sale securities         198                343
       Goodwill and core deposit intangible       782                836
Tier I, net                                    25,859             24,744
Tier II - Allowance for loan losses(1)          2,192              2,123
  Total qualifying capital                   $ 28,051           $ 26,867

Risk-adjusted on-balance sheet assets        $164,829           $161,940
Risk-adjusted off-balance sheet
     exposure (2)                              10,494              7,919

  Total risk-adjusted assets                 $175,323           $169,859

                                             June 30,          December 31,
Ratios:                                        1998                1997

Tier I risk-based capital ratio               14.8%               14.6%
Federal minimum required                       4.0                 4.0

Total risk-based capital ratio                16.0%               15.8%
Federal minimum required                       8.0                 8.0

Leverage ratio (3)                             8.7%                8.5%
Federal minimum required                       4.0                 4.0

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

RESULTS OF OPERATIONS

     Net income for the three month period ending June 30, 1998 was $915,000 an increase of $41,000 or 4.7% over the $874,000 for the 1997 related period. During the six months period net income was $1,762,000 a decrease of $327,000 from the 1997 related period. Earnings per share was $.64 during the first half of 1998 compared with $.76 during the comparable 1997 period.
The large decrease was the result of an arbitration settlement realized in the first quarter of 1997 discussed below.

     Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income for the current six month period, after provision for loan losses, was $5,382,000, an increase of $29,000 or
 .5% compared with an increase of $360,000 or 7.2% during the same period in 1997.

                                                   Analysis of Average Balances and Interest Rates (1)

                                             June 30, 1998             June 30, 1997            June 30, 1996
                                        Average          Average   Average          Average   Average          Average
                                        Balance  Interest  Rate    Balance  Interest  Rate    Balance Interest Rate
                                           $         $       %       $         $       %         $        $     %
ASSETS
Short-term investments:
 Interest-bearing deposits at banks      4,699       130    5.58    2,594      70    5.44     5,556     146   5.28

Investment securities:
 Taxable                                77,268     2,411    6.29   83,719   2,668    6.43    76,067   2,461   6.51
 Tax-exempt(3)                           7,152       259    7.30      605      38   12.67       895      56  12.58
Total investment securities             84,420     2,670    6.38   84,324   2,706    6.47    76,962  2,517    6.58

Loans:
 Residential mortgage loans            123,353     5,479    8.96  114,416   5,220    9.20    99,183  4,563    9.25
 Commercial & farm loans                45,699     2,123    9.37   43,241   2,090    9.75    41,123  2,022    9.89
 Loans to state & political
   subdivisions                         10,520       452    8.66    9,758     410    8.47     8,700     382   8.83
 Other loans                            13,846       747   10.88   14,659     810   11.14    14,161     818  11.62
Loans, net of discount (2)(3)(4)       193,418     8,801    9.18  182,074   8,530    9.45   163,167  7,785    9.59

Total interest-earning assets          282,537    11,601    8.28  268,992  11,306    8.48   245,685 10,448    8.55
Cash and due from banks                  6,446                      6,397                     5,264
Bank premises and equipment              5,753                      4,789                     4,173
FASB 115 adjustment                        319                        131                       275
Other assets                             1,412                      4,630                     7,676

Total noninterest-bearing assets        13,930                     15,947                    17,388

Total assets                           296,467                    284,939                   263,073

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
 NOW accounts                           32,772       368    2.26   31,672     376    2.39    26,849     295   2.21
 Savings accounts                       26,576       292    2.22   27,901     307    2.22    27,206     301   2.22
 Money market accounts                  36,346       864    4.79   26,749     594    4.48    26,111    566    4.36
 Certificates of deposit               144,994     4,130    5.74  143,610   4,143    5.82   130,159  3,823    5.91
Total interest-bearing deposits        240,688     5,654    4.74  229,932   5,420    4.75   210,325  4,985    4.77

Other borrowed funds                     7,041       218    6.24    9,095     280    6.21     7,461     231   6.23
Total interest-bearing liabilities     247,729     5,872    4.78  239,027   5,700    4.81   217,786  5,216    4.82

Demand deposits                         19,525                     18,624                    16,500
Other liabilities                        2,863                      3,918                     7,178
Total noninterest-bearing liabilities   22,388                     22,542                    23,678

Stockholders' equity                    26,350                     23,370                    21,609
Total liabilities & stockholders'
 equity                                296,467                    284,939                   263,073

Net interest income                                5,729                    5,606                     5,232

Net interest spread (5)                                     3.50%                    3.67%                     3.74%
Net interest income as a percentage
 of average interest-earning assets                         4.09%                    4.20%                     4.28%
Ratio of interest-earning assets
 to interest-bearing liabilities                            1.14                     1.13                      1.13

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


     As described in the table above, the yield on earning assets, on a tax-equivalent basis, was 8.28% and 8.48% during the first six months of 1998 and 1997, respectively (a decline of 20 basis points). The cost of funds was 4.78% and 4.81% during the same six month period (a decrease of 3 basis points).

     In comparing the average interest cost of 1998 versus 1997, NOW accounts decreased 13 basis points, savings accounts remained the same, and money market accounts increased by 31 basis points (the result of an increase in higher balance accounts). The interest rate on certificates of deposit decreased by 8 basis points.

     As described above, the Company has experienced a narrowing
interest margin percentage during the six months of 1998.   The
current flat yield curve has limited the Company's opportunity to increase margin with new business as the existing investments and loans mature or repay. The Company continues to review various pricing and investment strategies to enhance deposit growth while maintaining or expanding the current interest margin.

   Analysis of Changes in Net Interest Income of a Tax Equivalent Basis (in thousands)

                                  1998 vs. 1997 (1)                        1997 vs. 1996 (1)

                            Change in   Change     Total             Change in   Change     Total
                              Volume    in Rate    Change              Volume    in Rate    Change


Interest income:
Short-term investments:
 Interest-bearing deposits
  at banks                   $   58    $    2     $   60            $   (80)   $    4    $   (76)

Investment securities:
 Taxable                       (202)      (55)      (257)               243       (36)       207
 Tax-exempt                     230        (9)       221                (18)        0        (18)

Total investments                28       (64)       (36)               225       (36)       189

Loans:
 Residential mortgage loans     391      (132)       259                695       (38)       657
 Commercial and farm loans      104       (71)        33                102       (34)        68
 Loans to state & political
  subdivisions                   33         9         42                 43       (15)        28
 Other loans                    (44)      (19)       (63)                34       (42)        (8)

Total loans - net of
  discount (2)(3)(4)            484      (213)       271                874      (129)       745


Total interest income           570      (275)       295              1,019      (161)       858


Interest expense:
Interest bearing deposits:
 NOW accounts                    14       (22)        (8)                56        25         81
 Savings accounts               (15)        0        (15)                 8        (2)         6
 Money market accounts          226        44        270                 14        14         28
 Certificates of deposit         42       (55)       (13)               387       (67)       320

Total interest-bearing
  deposits                      267       (33)       234                465       (30)       435
Other borrowed funds            (64)        2        (62)                50        (1)        49

Total interest expense          203       (31)       172                515       (31)       484

Net interest income          $  367    $ (244)    $  123             $  504    $ (130)   $   374

   (1)The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation

     The above table details the change in net interest income and shows an increase of $570,000 resulting from volume changes in investments and loans. The volume of interest expense increased the cost of interest-bearing deposits by $203,000. The positive gain from volume of $367,000 when combined with decrease of income due to rate of $244,000 resulted in a net increase of $123,000 compared to a net increase of $374,000 for the same period in 1997.

     There has been a reduction in both interest volume and interest rate 1998/1997 compared to 1997/1996. Increasing competition has resulted in lower deposit and loan volumes. The current flat yield curve continues to provide few opportunities to increase margin spread.

     In view of the narrowing of net interest margins discussed above, management has begun to implement a number of long term growth strategies that are expected to increase loan volumes and build other customer relationships.

     The provision for loan losses was unchanged at $105,000 in both of the six month periods. This provision was appropriate given management's quarterly review of the allowance for loan losses that is based on the following information; migration analysis of delinquent and non accrual loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative adjustments, purchase of loans through acquisitions and peer comparisons.

     Total other operating income decreased $514,000 compared with the same period in 1997. Trust income increased $8,000, service charge income increased $57,000, and other income increased $20,000. Net realized securities gains increased by $172,000, during the current six month period compared to 1997, as there were no sales during the 1997 period. On February 27, 1997, the Bank reached an arbitration settlement with a vendor. The settlement was for legal remedies associated with relationships with this vendor. The Bank received $884,000 in cash and $250,000 in credits to be applied to future expenditures, which if unused will expire within two years. The amount received by the Bank is net of fees associated with the arbitration. During the six months ended June 30, 1998, arbitration settlement income was $112,000.

     Total other operating expense was $3,987,000 in the first six months of 1998 reflecting an increase of $105,000 over the 1997 period. Salaries and benefit's expense decreased by $150,000 for the current six month period reflecting normal merit increases offset by a reduction of profit sharing expense during the same period in 1997 (an accrual to salaries and benefit expense of $154,000 for profit sharing reflecting the additional arbitration income).

     Occupancy expense increased by $4,000 while furniture and equipment expenses increased by $59,000, for the additional expenses relating to the conversion to the new Jack Henry and Associates application software and IBM AS\400 computer.

     Other expenses increased $192,000 or 14.8% in the first six months of 1998 over the 1997 related period. Increases in other professional fees of $55,000 reflect management's efforts to implement future strategic growth strategies.

     Other expenses also include software maintenance and expense $20,000, telephone and data communication expense $29,000 that are other costs associated with the new data processing system and network. Management expects these costs to moderate over the remainder of 1998.

     The provision for income taxes was $703,000 during the first six months of 1998 compared with $966,000 during the 1997 related period. Income before taxes decreased $590,000 in the 1998 period over the same period in 1997.

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

     During the six months of 1998 there was $261,000 of capital expenditures, $598,000 less than the capital acquisitions during the same period in 1997

     Management is currently renting two properties as a temporary solution to the space limitations it has experienced at the main office for the last seven years. Management is evaluating what alternatives are available for the locations of future new branch and/or operations center that may take place late 1998 or early 1999 with a total estimated cost of approximately $3.5 million.

     Management believes that it has sufficient resources to complete these projects from its normal operations. It is anticipated that these changes will have a long-term positive effect on revenues, efficiency and the capacity for future growth.

     Liquidity is achieved primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA ("FHLB"), and investments that mature less than one year. The Company also has a maximum borrowing capacity at the FHLB of approximately $97.5 million as an additional source of liquidity. There are no short-term borrowings from the FHLB as of June 30,1998.


    Apart from those matters described above, management does not currently believe that there are any current trends, events or uncertainties that would have a material impact on capital.

CREDIT QUALITY RISK

     The following table identifies amounts of loan losses and nonperforming loans. Past due loans are those that were contractually past due 90 days or more as to interest or principal payments(dollars in thousands).


                                   June 30,                    December 31,

                                     1998          1997        1996        1995        1994

Non accruing loans               $  1,685       $  1,169    $    844    $    762    $  1,557
Impaired loans                        382            382         414         697
Accrual loans - 90 days or
  more past due                       137            170         723         689         267

     Total nonperforming loans   $  2,204       $  1,721    $  1,981    $  2,148    $  1,824

Other real estate owned          $    419       $    238    $    164    $    208    $    168

Loans outstanding at end of
 period                          $195,962       $192,150    $182,581    $161,886    $157,144
Unearned income                        68            102         168         259         575
Loans, net of unearned income    $195,894       $192,048    $182,413    $161,627    $156,569

Nonperforming loans as percent
  of loans, net of unearned
  income                             1.13%          0.90%       1.09%       1.33%       1.16%

Total nonperforming assets as a
  percent loans of net unearned
  income                             1.34%          1.02%       1.18%       1.46%       1.27%

Transactions in the allowance for loan losses were as follows (in thousands):

                                  At June 30,             Years Ended December 31,
                                      1998           1997        1996       1995       1994

Balance, beginning of period        $2,138          $1,995      $1,833     $1,721     $1,516
Charge-offs                            (45)            (83)        (64)       (69)       (68)
Recoveries                              15              16          21         18         18
Provision for loan losses              105             210         205        163        255

Balance, end of period              $2,213          $2,138      $1,995     $1,833     $1,721

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

     Management is aware of the possibility of exposure by banks to a computer problem known as the "Year 2000 Problem" or the "Millennium Bug" (the inability of some computer programs to distinguish between the year 1900 and the year 2000). The Company is in the process of assessing the cost and extent of vulnerability of the Company's computer systems to the problem. Modifications or replacements of computer systems to attain Year 2000 compliance have begun, and the Company expects to attain Year 2000 compliance and institute appropriate testing of its modifications and replacements before the Year 2000 change date. The Company's recent conversion to Jack Henry and Associates for core banking application software and the purchase of a new IBM AS/400 hardware system on which to run the core processing software, has greatly minimized the exposure to these
problems as both systems are expected to be compliant.   The
Company believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose a significant operational problem for the Company.
However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers could effect the Company's computer systems. The Company has taken steps to communicate with the third parties with which it deals to coordinate Year 2000 compliance but could be adversely affected if it or the unrelated third parties are unsuccessful.

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

Item 3-Qualitative and Quantitative Disclosure About Market Risk

     In the normal course of conducting business activities, the Company is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments. Interest rate risk is managed by a management and a committee of the board of directors.

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

         (a) Exhibits.

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

         (4) - Instruments Defining the Rights of Shareholders.
         (Incorporated by reference to the Registrants Registration Statement No.2-89103 on Form S-14, as filed with the Commission on February 17, 1984.)

         (10) - Material Contracts. Employment Agreement between the Company and Richard E. Wilber. (Incorporated by reference to the Registrants 1997 Form 10-K, Exhibit (10), as filed with the Commission on March 17, 1998.)


         (11) - Computation of Earnings Per Share included on page 5 of this Form 10-Q.


         (27) - Financial Data Schedules, which are submitted electronically to the Securities and Exchange Commission for information only and not filed.


        (b)  Reports on Form 8-K - None.

                         Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.









                                Citizens Financial Services, Inc.
                                (Registrant)


August 6, 1998                 /s/ Richard E. Wilber
                               By: Richard E. Wilber
                               President and Chief Financial
Officer
                               (Principal Executive Officer)




August 6, 1998                 /s/ Thomas C. Lyman
                               By: Thomas C. Lyman
                               Treasurer
                               (Principal Financial &
                                Accounting Officer

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

(4) - Instruments Defining the Rights of Shareholders.
(Incorporated by reference to the Registrants Registration
Statement No.2-89103 on Form S-14, as filed with the Commission on February 17, 1984.)

(10) - Material Contracts.  Employment Agreement between the
Company and Richard E. Wilber. (Incorporated by reference to the Registrants 1997 Form 10-K, Exhibit (10), as filed with the
Commission on March 17, 1998.)

(11) - Computation of Earnings Per Share included on page 5 of this Form 10-Q.

(27) - Financial Data Schedule, which are submitted electronically to the Securities and Exchange Commission for information only and not filed.