Form 10-Q
period 1998-09-30
CITIZENS FINANCIAL SERVICES INC
filed 1998-11-06
CIK 739421

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549
                                FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                   or

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

     Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No_____

     The number of shares outstanding of the Registrant's Common Stock, as of November 5, 1998 2,773,434 shares of Common Stock, par value $1.00.

                      Citizens Financial Services, Inc.

                                  Form 10-Q

                                    INDEX


                                                                       Page

Part I    FINANCIAL INFORMATION (UNAUDITED)

Item 1-Financial Statements

     Consolidated Balance Sheet as of September 30, 1998 and
       December 31, 1997                                                  1

     Consolidated Statement of Income for the Three Months and
       Nine Months Ended September 30, 1998 and 1997                      2

     Consolidated Statement of Comprehensive Income for the Three
       Months and Nine Months Ended September 30, 1998 and 1997           3

     Consolidated Statement of Cash Flows for the Nine Months Ended
       September 30, 1998 and 1997                                        4

     Notes to Consolidated Financial Statements                           5

Item 2-Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         6-16

Item 3-Quantitative and Qualitative Disclosure About Market Risk          16

Part II   OTHER INFORMATION AND SIGNATURES

Item 1-Legal Proceedings                                                  17

Item 2-Changes in Securities                                              17

Item 3-Defaults upon Senior Securities                                    17

Item 4-Submission of Matters to a Vote of Security Holders                17

Item 5-Other Information                                                  17

Item 6-Exhibits and Reports on Form 8-K                                   17

       Signatures                                                         18

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
        (UNAUDITED)

                                             September 30,       December 31,
                                                 1998                1997
ASSETS:
Cash and due from banks:
  Noninterest-bearing                       $   7,717,279      $   6,099,972
  Interest-bearing                              4,096,320            242,387

Total cash and cash equivalents                11,813,599          6,342,359

Available-for-sale securities                  24,492,406         24,826,551
Held-to-maturity securities (estimated
   market value 1998,$65,331,000;
   December 31, 1997, $64,490,000)             63,584,815         63,734,826
Loans (net of allowance for loan
   losses 1998, $2,232,000; December 31, 1997,
   $2,138,000)                                196,786,163        189,909,615
Foreclosed assets held for sale                   514,372            238,284
Premises and equipment                          5,606,656          5,754,026
Accrued interest receivable                     2,399,621          2,426,512
Other assets                                    1,740,881          1,578,335

TOTAL ASSETS                                 $306,938,513       $294,810,508

LIABILITIES:
Deposits:
  Noninterest-bearing                        $ 21,173,112       $ 19,015,857
  Interest-bearing                            247,592,513        237,766,917

Total deposits                                268,765,625        256,782,774

Borrowed funds                                  7,260,903          6,864,195
Accrued interest payable                        2,142,376          2,331,439
Commitment to purchase
  investment securities                                            1,980,556
Other liabilities                               1,466,933            928,638

TOTAL LIABILITIES                             279,635,837        268,887,602

STOCKHOLDERS' EQUITY:
Common Stock
  $1.00 par value; authorized 10,000,000
  shares in 1998 and 5,000,000 shares
  in 1997; issued and outstanding
  2,773,434 shares in 1998 and
  2,746,564 in 1997, respectively               2,773,434          2,746,564
Additional paid-in capital                      7,912,967          7,180,760
Retained earnings                              16,549,135         15,652,872

TOTAL                                          27,235,536         25,580,196
Net unrealized holding gains on
  available-for-sale securities                    67,140            342,710
TOTAL STOCKHOLDERS' EQUITY                     27,302,676         25,922,906

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $306,938,513       $294,810,508


The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
         (UNAUDITED)

                                                    Three Months Ended           Nine Months Ended
                                                        September 30,               September 30,
                                                     1998          1997          1998          1997


  INTEREST INCOME:
  Interest and fees on loans                      $4,499,398    $4,421,811   $13,146,207   $12,816,020
  Interest on interest-bearing deposits
     with banks                                       88,916       104,231       219,363       174,600
  Interest and dividends on investments:
      Taxable                                      1,097,238     1,287,853     3,463,044     3,916,910
      Nontaxable                                     143,110        12,567       313,670        37,642
      Dividends                                       28,133        20,525        73,368        59,292

  Total interest and dividends on investments      1,268,481     1,320,945     3,850,082     4,013,844

  TOTAL INTEREST INCOME                            5,856,795     5,846,987    17,215,652    17,004,464

  INTEREST EXPENSE:
  Deposits                                         2,924,090     2,841,474     8,578,299     8,262,069
  Borrowed funds                                     110,108       116,682       328,284       396,176

  TOTAL INTEREST EXPENSE                           3,034,198     2,958,156     8,906,583     8,658,245

  NET INTEREST INCOME                              2,822,597     2,888,831     8,309,069     8,346,219
  Provision for loan losses                           52,500        52,500       157,500       157,500

  NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                              2,770,097     2,836,331     8,151,569     8,188,719

  OTHER OPERATING INCOME:
  Service charge                                     287,203       211,926       769,131       637,779
  Trust                                               90,809        78,912       257,039       236,712
  Other                                               68,004        80,210       212,669       196,478
  Realized securities gains, net                     201,929             0       374,306             0
  Arbitration settlement                                   0        61,232       111,548       945,240

  TOTAL OTHER OPERATING INCOME                       647,945       432,280     1,724,693     2,016,209

  OTHER OPERATING EXPENSES:
  Salaries and employee benefits                   1,036,812       995,750     2,909,638     3,018,029
  Occupancy                                          134,191       128,699       396,825       387,698
  Furniture and equipment                            173,132       209,040       530,566       507,464
  Other                                              731,168       698,625     2,231,553     2,000,349

  TOTAL OTHER OPERATING EXPENSES                   2,075,303     2,032,114     6,068,582     5,913,540

  Income before provision for income taxes         1,342,739     1,236,497     3,807,680     4,291,388

  Provision for income taxes                         374,672       359,133     1,078,083     1,325,559

  NET INCOME                                      $  968,067    $  877,364   $ 2,729,597     2,965,829

  Earnings per share                                   $0.35         $0.32         $0.98         $1.07
  Cash dividend declared                              $0.130             0        $0.385        $0.230

  Weighted average number of shares outstanding    2,773,434     2,773,434     2,773,434     2,773,434

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
         (UNAUDITED)


                                                    		Three Months Ended                            Nine Months Ended
                                                               September 30,                                September 30,
                                                       1998                   1997                   1998                  1997

Net income                                          $  968,067             $   877,364          $ 2,729,597             $2,965,829
Other comprehensive income:
  Unrealized gains on securities:
    Gain (loss) arising during the year  $    3,677             $ 231,393             $  (43,224)             $  176,467
    Reclassification adjustment            (201,929)                    -               (374,306)                      -

Other comprehensive income before tax                 (198,252)                231,393              (417,530)              176,467

Income tax expense related to other
 comprehensive income                                  (67,406)                 78,673              (141,960)               59,999

Other comprehensive income, net of tax                (130,846)                152,720              (275,570)              116,468

Comprehensive income                                $  837,221             $ 1,030,084           $ 2,454,027            $3,082,297

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
       (UNAUDITED)

                                                            Nine months Ended
                                                              September 30,

CASH FLOWS FROM OPERATING ACTIVITIES:                     1998           1997

  Net income                                          $ 2,729,597    $ 2,965,829
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                             157,500        157,500
    Provision for depreciation and amortization           567,707        403,411
    Amortization and accretion of investment
     securities                                           249,361        277,576
    Deferred income taxes                                   5,976        (15,629)
    Realized gains on securities                         (374,306)             0
    Realized gains on loans sold                          (50,413)       (10,908)
    Originations of loans held for sale                (2,879,886)      (788,250)
    Proceeds from sales of loans held for sale          2,930,299        799,158
    Loss (gain) on sale of foreclosed assets
      held for sale                                         6,629        (10,197)
    (Increase) decrease in accrued interest receivable
      and other assets                                    (81,246)       263,777
    Increase in accrued interest
      payable and other liabilities                       346,177        241,177

      Net cash provided by operating activities         3,607,395      4,283,444

CASH FLOWS FROM INVESTING ACTIVITIES:
  Available-for-sale securities:
   Proceeds from sales of securities                   12,962,002              0
   Proceeds from maturity and principal
    repayments of securities                            4,051,175      4,200,000
   Purchase of securities                             (16,794,848)    (4,949,641)
  Held-to-maturity securities:
   Proceeds from maturity and principal
    repayments of securities                            7,440,375      6,810,469
   Purchase of securities                              (9,444,636)    (9,108,961)
  Net increase in loans                                (7,371,561)    (6,437,735)
  Capital expenditures                                   (338,761)    (1,172,986)
  Proceeds from sale of foreclosed assets held
   for sale                                                54,796        119,500

      Net cash used by
        investing activities                           (9,441,458)   (10,539,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                             11,982,851     15,130,336
  Proceeds from long-term borrowings                      742,180        957,184
  Repayments of long-term borrowings                     (515,520)    (1,056,402)
  Net increase (decrease) in short-term
   borrowed funds                                         170,050     (8,147,883)
  Dividends paid                                       (1,074,258)    (1,253,159)

      Net cash provided by
        financing activities                           11,305,303      5,630,076

      Net increase in cash and cash
       equivalents                                      5,471,240       (625,834)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        6,342,359      6,458,707

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $11,813,599    $ 5,832,873

Supplemental Disclosures of Cash Flow Information:

  Interest paid                                       $ 9,095,646    $ 8,874,487
  Income taxes paid                                   $   980,000    $ 1,305,000

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


     The accompanying interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1998, and the results of operations for the interim periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard Statement No. 130, "Reporting Comprehensive Income. Statement No. 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements.
Statement No. 130 requires that companies (1) classify items of other comprehensive income by their nature in a financial statement and (2) display paid-in capital in the equity section of the statement of financial condition. Statement No.130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required, as stated in the Consolidated
Statement of Comprehensive Income on page 3 of this report.


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


     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, (SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company implemented this statement effective October 1, 1998 and has reclassified all of its securities as available-for-sale. The impact of the reclassification will result in a significant change in net unrealized holding gains on available-for-sale securities (currently a net gain after the restructuring).

Note 2 - Earnings per Share

     Earnings per share calculations give retroactive effect to stock dividends declared by the Company. The number of shares used in the earnings per share and dividends per share calculation was 2,773,434 for 1998 and 1997, respectively.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods indicated in the accompanying consolidated financial statements. The results of operations for the nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


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


      The Company also offers a wide variety of IRA products including the new Roth and Educational IRAs.


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


FINANCIAL CONDITION

     For the nine month period ended September 30, 1998, the total assets of the Company had an increase of $12.1 million to $306.9 million compared with an increase of $9 million for the same period in 1997.


     Cash and cash equivalents increased $5.5 million in 1998 compared with a decrease of $.6 million for the same period in 1997. Excess funds (funds awaiting investment in longer term assets) from deposit growth and investment sales and maturities in 1998 were temporarily placed in short-term interest bearing investments.

     Total investment securities decreased $.5 million during the first nine months of 1998 compared with an increase of $2.9 million for the same period in 1997. The decrease reflects $24.5 million consisting of security sales (U S Treasury securities available-for-sale), normal maturities and principal repayments. The purchase of $26 million securities were primarily obligations of state and political subdivisions ($9.4 million), mortgage-backed securities ($7.7 million), corporate bonds ($7.7 million) and equities ($1.5 million). These transactions represent a restructuring of the investment portfolio to include investment grade securities other that U S treasuries that will improve the total portfolio yield.


     Net loan balances of $196.8 million increased $6.9 million or 3.6% compared to an increase of $6.1 million or 3.4% for the first nine months of 1998 and 1997, respectively. This modest growth was conditioned by continued rate competition from other competing institutions.


     During the remainder of 1998, management expects that loan demand will continue to be moderate as a result of the continued aggressive competitions even though we are experiencing a generally healthy local economy. This competition will be especially evident in the Mansfield area with a new branch bank having been constructed by a local competitor and another new branch bank in the planning stages.


     The major concentrations of loans continue to be in residential real estate, primarily consisting of home equity loans, lines of credit, installments, and first mortgages . The Bank also expects to be active in lending to local state and political subdivisions during the remainder of 1998.


     The loan portfolio consists of the following (in thousands):

                                  September 30,    December 31,   September 30,
                                       1998           1997            1997

Real estate loans - residential     $129,990       $123,054        $ 122,354
Real estate loans - commercial        25,578         27,480           24,741
Real estate loans - agricultural       7,757          8,769            8,947
Loans to individuals for household,
  family and other purchases          14,088         13,905           13,582
Commercial and other loans            11,708          9,485            9,672
State and political subdivision
  loans                                9,969          9,457            9,506

Total                                199,090        192,150          188,802
Less: unearned income on loans            72            102              116

Loans, net of unearned income       $199,018       $192,048         $188,686

     Deposit growth increased by $12 million or 4.7% compared to the first nine months of 1997 when deposits increased by $15.1 million or 6.3%. Deposit growth slowed primarily because of the competitive interest rate environment and alternative investment vehicles available to our customer.



     Borrowed funds increased $.4 million during the first nine months of 1998 compared with a decrease of $8.3 million in 1997. The large decrease in 1997 resulted from repayments of short-term borrowing to the Federal Home Loan Bank as a result of strong deposit growth and modest loan increases. The Company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home Loan Bank.

CAPITAL

     The Company has computed its risk-based capital ratios as follows (dollars in thousands):
                                            September 30,      December 31,
                                               1998                1997

Tier I - Total stockholders' equity          $ 27,303           $ 25,923
Less:  Unrealized holding gains (losses)
         on available-for-sale securities          67                343
       Goodwill and core deposit intangible       755                836
       Unrealized losses on available-for-sale
         equity securities                         72                  0
Tier I, net                                    26,409             24,744
Tier II - Allowance for loan losses(1)          2,232              2,123
  Total qualifying capital                   $ 28,641           $ 26,867

Risk-adjusted on-balance sheet assets        $176,075           $161,940
Risk-adjusted off-balance sheet
     exposure (2)                              12,296              7,919

  Total risk-adjusted assets                 $188,371           $169,859

                                            September 30,      December 31,
Ratios:                                        1998                1997

Tier I risk-based capital ratio               14.0%               14.6%
Federal minimum required                       4.0                 4.0

Total risk-based capital ratio                15.2%               15.8%
Federal minimum required                       8.0                 8.0

Leverage ratio (3)                             8.7%                8.5%
Federal minimum required                       4.0                 4.0


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


RESULTS OF OPERATIONS

     Net income for the three month period ending September 30, 1998 was $968,000 an increase of $91,000 or 10.4% over the $877,000 for the 1997 related period. During the nine months period net income was $2,730,000 a decrease of $236,000 from the 1997 related period. Earnings per share was $.98 during the first nine months of 1998 compared with $1.07 during the comparable 1997 period. The decrease was the result of a one time income increase in 1997 due to arbitration settlement realized in the first quarter of 1997 discussed below.


     Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income for the current nine month period, after provision for loan losses, was $8,152,000, a decrease of $37,000 or .5% compared with an increase of $553,000 or 7.2% during the same period in 1997.



                                                   Analysis of Average Balances and Interest Rates (1)

                                            September 30, 1998        September 30, 1997         September 30, 1996
                                        Average          Average   Average          Average   Average       Average
                                        Balance  Interest  Rate    Balance  Interest  Rate    Balance Interest Rate
                                           $         $       %       $         $       %         $        $     %
ASSETS
Short-term investments:
 Interest-bearing deposits at banks      5,423       219    5.40    4,255     175    5.50     3,704     147    5.30

Investment securities:
 Taxable                                75,812     3,537    6.24   83,445   3,976    6.37    80,751   3,917    6.48
 Tax-exempt(3)                           8,750       476    7.27      604      58   12.84       854      81   12.67
Total investment securities             84,562     4,013    6.34   84,049   4,034    6.42    81,605   3,998    6.54

Loans:
 Residential mortgage loans            125,158     8,350    8.92  118,003   8,149    9.23   101,744   7,055    9.26
 Commercial & farm loans                45,312     3,231    9.53   43,669   3,161    9.68    41,553   3,071    9.87
 Loans to state & political
   subdivisions                         10,375       668    8.61    9,666     614    8.49     9,391     613    8.72
 Other loans                            13,859     1,124   10.84   13,855   1,094   10.56    14,337   1,160   10.81
Loans, net of discount (2)(3)(4)       194,704    13,373    9.18  185,193  13,018    9.40   167,025  11,899    9.52

Total interest-earning assets          284,689    17,605    8.27  273,497  17,227    8.42   252,334  16,044    8.49
Cash and due from banks                  6,536                      4,002                     3,317
Bank premises and equipment              5,722                      4,950                     4,260
FASB 115 adjustment                        262                        127                       179
Other assets                             1,510                      4,831                     6,046

Total noninterest-bearing assets        14,030                     13,910                    13,802

Total assets                           298,719                    287,407                   266,136

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
 NOW accounts                           33,120       536    2.16   32,488     586    2.41    28,735     491    2.28
 Savings accounts                       26,795       444    2.22   28,040     465    2.22    27,628     460    2.22
 Money market accounts                  36,754     1,343    4.89   27,812     941    4.52    27,074     884    4.36
 Certificates of deposit               145,702     6,255    5.74  143,955   6,270    5.82   131,774   5,792    5.87
Total interest-bearing deposits        242,371     8,578    4.73  232,295   8,262    4.76   215,211   7,627    4.73

Other borrowed funds                     7,025       328    6.24    8,542     396    6.20     8,830     405    6.13
Total interest-bearing liabilities     249,396     8,906    4.77  240,837   8,658    4.81   224,041   8,032    4.79

Demand deposits                         19,549                     18,887                    17,114
Other liabilities                        3,424                      3,617                     3,118
Total noninterest-bearing liabilities   22,973                     22,504                    20,232

Stockholders' equity                    26,350                     24,066                    21,863
Total liabilities & stockholders'
 equity                                298,719                    287,407                   266,136

Net interest income                                8,699                    8,569                     8,012

Net interest spread (5)                                     3.50%                    3.61%                     3.70%
Net interest income as a percentage
 of average interest-earning assets                         4.09%                    4.19%                     4.24%
Ratio of interest-earning assets
 to interest-bearing liabilities                            1.14                     1.14                      1.13

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


     As described in the table above, the yield on earning assets, on a tax-equivalent basis, was 8.27% and 8.42% during the first nine months of 1998 and 1997, respectively (a decline of 15 basis points). The cost of funds was 4.77% and 4.81% during the same nine month period (a decrease of 4 basis points).

     In comparing the average interest cost of 1998 versus 1997, NOW accounts decreased 25 basis points, savings accounts remained the same, and money market accounts increased by 37 basis points (the result of an increase in higher balance accounts). The interest rate on certificates of deposit decreased by 8 basis points.

     As described above, the Company has experienced a narrowing interest margin
percentage during the nine months of 1998.   The current flat yield curve has
limited the Company's opportunity to increase margin with new business as the existing investments and loans mature or repay. The Company continues to review various pricing and investment strategies to enhance deposit growth while maintaining or expanding the current interest margin.



   Analysis of Changes in Net Interest Income of a Tax Equivalent Basis (in thousands)

                                  1998 vs. 1997 (1)                        1997 vs. 1996 (1)

                            Change in   Change     Total             Change in   Change     Total
                              Volume    in Rate    Change              Volume    in Rate    Change


Interest income:
Short-term investments:
 Interest-bearing deposits
  at banks                   $   47    $   (3)    $   44            $    22    $    6    $    28

Investment securities:
 Taxable                       (358)      (81)      (439)               126       (67)        59
 Tax-exempt                     432       (14)       418                (24)        1        (23)

Total investments                74       (95)       (21)               102       (66)        36

Loans:
 Residential mortgage loans     456      (255)       201              1,124       (30)     1,094
 Commercial and farm loans      116       (46)        70                151       (61)        90
 Loans to state & political
  subdivisions                   46         8         54                 12       (11)         1
 Other loans                      0        30         30                (38)      (28)       (66)

Total loans - net of
  discount (2)(3)(4)            618      (263)       355              1,249      (130)     1,119


Total interest income           739      (361)       378              1,373      (190)     1,183


Interest expense:
Interest bearing deposits:
 NOW accounts                    12       (62)       (50)                67        28         95
 Savings accounts               (21)        0        (21)                 7        (2)         5
 Money market accounts          322        80        402                 24        33         57
 Certificates of deposit         82       (97)       (15)               530       (52)       478

Total interest-bearing
  deposits                      395       (79)       316                628         7        635
Other borrowed funds            (71)        3        (68)               (13)        4         (9)

Total interest expense          324       (76)       248                615        11        626

Net interest income          $  415    $ (285)    $  130             $  758    $ (201)   $   557

   (1)The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation


     The above table details the change in net interest income and shows an increase of $739,000 resulting from volume changes in investments and loans. The volume of interest expense increased the cost of interest-bearing deposits and borrowings by $324,000. The positive gain from volume of $415,000 when combined with decrease of income due to rate of $285,000 resulted in a net increase of $130,000 compared to a net increase of $557,000 for the same period in 1997.

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


     The provision for loan losses was unchanged at $157,500 in both of the nine month periods. This provision was appropriate given management's quarterly review of the allowance for loan losses that is based on the following information; migration analysis of delinquent and non accrual loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative adjustments, purchase of loans through acquisitions and peer comparisons.


     Total other operating income decreased $292,000 compared with the same period in 1997. Trust income increased $20,000, service charge income increased $131,000 (as a result of additional business checking account, ATM and MasterMoney Card charges), and other income increased $16,000. Net realized securities gains increased by $374,000, during the current nine month period compared to 1997, as there were no sales during the 1997 period. On February 27, 1997, the Bank reached an arbitration settlement with a vendor. The settlement was for legal remedies associated with relationships with this vendor. The Bank received $884,000 in cash and $250,000 in credits to be applied to future expenditures, which if unused will expire within two years. The amount received by the Bank is net of fees associated with the arbitration. During the nine months ended September 30, 1998, arbitration settlement income was $112,000.


     Total other operating expense was $6,069,000 in the first nine months of 1998 reflecting an increase of $155,000 over the 1997 period. Salaries and benefit's expense decreased by $108,000 for the current nine month period reflecting normal merit increases offset by a reduction of profit sharing expense during the same period in 1997 (an accrual to salaries and benefit expense of $154,000 for profit sharing reflecting the additional arbitration income).


     Occupancy expense increased by $9,000 while furniture and equipment expenses increased by $23,000, for the additional expenses relating to the conversion to the new Jack Henry and Associates application software and IBM AS\400 computer.


     Other expenses increased $231,000 or 11.6% in the first nine months of 1998 over the 1997 related period. Increases in other professional fees of $68,000 reflect management's efforts to implement future strategic growth strategies.


     Other expense increases also include software maintenance and expense $27,000, telephone and data communication expense $34,000 that are other costs associated with the new data processing system and network. Management expects these costs to moderate over the remainder of 1998.


     The provision for income taxes was $1,078,000 during the first nine months of 1998 compared with $1,326,000 during the 1997 related period. Income before taxes decreased $248,000 in the 1998 period over the same period in 1997 reflecting the change in income.

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


     During the nine months of 1998 there was $339,000 of capital expenditures, $834,000 less than the capital acquisitions (new core applications purchased) during the same period in 1997.


     Management is currently renting two properties as a temporary solution to the space limitations it has experienced at the main office for the last seven years. Management is evaluating what alternatives are available for the locations of future new branch and/or operations center that may take place in 1999 with a total current estimated cost of approximately $3.5 million.


     Management believes that it has sufficient resources to complete these projects from its normal operations. It is anticipated that these changes will have a long-term positive effect on revenues, efficiency and the capacity for future growth.


     Liquidity is achieved primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA ("FHLB"), and investments that mature less than one year. The Company also has a maximum borrowing capacity at the FHLB of approximately $97.5 million as an additional source of liquidity. There are no short-term borrowings from the FHLB as of September 30,1998.


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



                               September 30,                    December 31,

                                     1998          1997        1996        1995        1994

Non accruing loans               $  1,650       $  1,169    $    844    $    762    $  1,557
Impaired loans                        382            382         414         697
Accrual loans - 90 days or
  more past due                        18            170         723         689         267

     Total nonperforming loans   $  2,050       $  1,721    $  1,981    $  2,148    $  1,824

Other real estate owned          $    514       $    238    $    164    $    208    $    168

Loans outstanding at end of
 period                          $199,090       $192,150    $182,581    $161,886    $157,144
Unearned income                        72            102         168         259         575
Loans, net of unearned income    $199,018       $192,048    $182,413    $161,627    $156,569

Nonperforming loans as percent
  of loans, net of unearned
  income                             1.03%          0.90%       1.09%       1.33%       1.16%

Total nonperforming assets as a
  percent loans of net unearned
  income                             1.29%          1.02%       1.18%       1.46%       1.27%

Transactions in the allowance for loan losses were as follows (in thousands):

                                At September 30,             Years Ended December 31,
                                      1998           1997        1996       1995       1994

Balance, beginning of period        $2,138          $1,995      $1,833     $1,721     $1,516
Charge-offs                            (87)            (83)        (64)       (69)       (68)
Recoveries                              23              16          21         18         18
Provision for loan losses              158             210         205        163        255

Balance, end of period              $2,232          $2,138      $1,995     $1,833     $1,721

Allowance for losses as a
  percent of total loans		           1.12%           1.11%       1.09%      1.13%      1.10%

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


YEAR 2000 COMPUTER PROBLEM

     The following section contains forward-looking statements which involve risks and uncertainties. The actual impact of the Year 2000 issue on the Bank could materially differ from that which is anticipated in these forward-looking statements as a result of certain factors identified below.


Company's State of Readiness

     Management is aware of the possibility of exposure by banks to a computer problem known as the "Year 2000 Problem" or the "Millennium Bug" (the inability of some computer programs to distinguish between the year 1900 and the year
2000). If not corrected, some computer applications could fail or create erroneous results by or at the Year 2000. This could cause entire system failures, miscalculations, and disruptions of normal business operations including, among other things, a temporary inability to process transactions, sent statements, or engage in similar day to day business activities. The extent of the potential impact of the Year 2000 Problem in not yet known, and if not timely corrected, it could affect the global economy.


     Management has assessed the extent of vulnerability of the Bank's computer systems to the problem. The Company's conversion, in August 1997, to Jack Henry and Associates (JHA) for core banking application software and the purchase of a new IBM AS/400 hardware system on which to run the core processing software, has greatly minimized our exposure to these problems. The JHA Silverlake System software was certified by the Information Technology Association of America
(ITAA) on March 16, 1998 while the IBM AS\400 received the first ever Year 2000 certification by that organization. Some testing of critical systems has already been completed, however, internal testing and validation for the primary mission critical systems was scheduled for November, 1998 and management expect that that process will be complete early in 1999.

Risk Assessment of Year 2000

      The Company believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose a significant operational problem for the Company. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers could impact the Company's computer systems.
Additionally, the Company has taken steps to communicate with the third parties, such as wire transfer systems, telephone systems, electric companies and other utility companies with which it deals to coordinate Year 2000 compliance but could be adversely affected if it or the unrelated third parties are unsuccessful. The Company is also assessing the impact, if any, the Year 2000 may have on its large loan (credit risk) and deposit customers.


Cost of Year 2000

     As described above, our primary systems are Year 2000 compliant, therefore, little programming costs will be incurred. Most of the costs incurred in addressing this problem are related to planning and internal testing and validation which are expected to be expensed as incurred. The financial impact to the Company of Year 2000 compliance has not been and is not anticipated to be material to the Company's financial position or results of operations for 1998 or 1999. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the replacement of non-compliance of third party vendors, and similar uncertainties.


Contingency Plans

     Management, in conjunction with its Year 2000 and Disaster Recovery consultants, is in the process of modifying its disaster recover plans to include the response to a Year 2000 problem in a most likely worst case scenario. The Company's preliminary contingency plans involve the use of manual labor to compensate for the loss temporary of certain automated computer systems or third party vendors.


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


     Various congressional bills have been enacted and other proposals have been made for significant changes to the banking system, including provisions for: limitation on deposit insurance coverage; changing the timing and method financial institutions use to pay for deposit insurance; expanding the power of banks by removing restrictions on bank underwriting activities; tightening the regulation of bank derivatives' activities; allowing commercial enterprises to own banks; and permitting bank holding companies or the bank to own or control affiliates that engage in securities, mutual funds and insurance activities.


     Recently, Pennsylvania enacted a law to permit State Chartered banking institutions to sell insurance. The Company is currently evaluating its options regarding the sale of insurance.


     From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of, and restrictions on, the business of the Company and the Bank. It cannot be predicted whether such legislation will be enacted or, if enacted, how such legislation would affect the business of the Company or the Bank. As the consequence of the extensive regulation of commercial banking activities in the United States, the Company's and the Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business.

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


     Further, the business of the Company is also affected by the state of the financial services industry in general. As a result of legal and industry changes, management predicts that the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. Management also expects increased diversification of financial products and services offered by the Bank and its competitors. Management believes that such consolidations and mergers, and diversification of products and services may enhance the Banks' competitive position.


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








                                Citizens Financial Services, Inc.
                                (Registrant)


November 5, 1998               /s/ Richard E. Wilber
                               By: Richard E. Wilber
                               President and Chief Financial Officer
                               (Principal Executive Officer)




November 5, 1998               /s/ Thomas C. Lyman
                               By: Thomas C. Lyman
                               Treasurer
                               (Principal Financial &
                                Accounting Officer

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