Form 10-K
period 1998-12-31
CITIZENS FINANCIAL SERVICES INC
filed 1999-03-17
CIK 739421

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549
                                FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                                    or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to___________________

                  Commission file number 0-13222

                      CITIZENS FINANCIAL SERVICES, INC.
            (Exact name of registrant as specified in our charter)

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

          (Title of class)

     Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___No_____

     The total market value of the voting stock of the Registrant held by non-affiliates (for this purpose, persons or entities other than executive officers, directors, or 5% or more stockholders) of the Registrant, as of March 5, 1999, is estimated to have been approximately $52,660,000.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The number of shares outstanding of the Registrant's Common Stock, as of March 5, 1999, 2,773,434 shares of Common Stock, par value
$1.00.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I, III and IV are incorporated by reference to Registrant's Definitive Proxy
Statement for the Annual  Meeting of Stockholders to be held April
20, 1999.

Certain information required by Parts II and IV are incorporated by reference to Registrant's Annual Report to Stockholders for the Year Ended December 31, 1998.

                      Citizens Financial Services, Inc.

                                  Form 10-K

                                    INDEX
Part I                                                       Page

Item 1-Business                                               1-4

Item 2-Properties                                               5

Item 3-Legal Proceedings                                        6

Item 4-Submission of Matters to a Vote of Stockholders          6

Part II

Item 5-Market for Registrant's Common Stock and Related
       Shareholder Matters                                      7

Item 6-Selected Financial Data                                  7
Item 7-Management's Discussion and Analysis of Financial
       Condition and Results of Operations                      7

Item 7A-Quantitative and Qualitative Disclosure
       About Market Risk                                        8

Item 8-Financial Statements and Supplementary Data              8

Item 9-Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure                      8

Part III

Item 10-Directors and Executive Officers of the Registrant      8

Item 11-Executive Compensation                                  8

Item 12-Security Ownership of Certain Beneficial Owners and
        Management                                              8

Item 13-Certain Relationships and Related Transactions          8

Part IV

Item 14-Exhibits, Financial Statement Schedules, and Reports on

        Form 8-K                                                9

        Signatures                                             10

Part I

Item 1-Business

    Citizens Financial Services, Inc. (the "Company") is a Pennsylvania business corporation, incorporated April 30, 1984 to form a bank holding company. On April 30, 1984, First Citizens National Bank (the "Bank") became a wholly owned subsidiary of our Company by means of a merger in which the stockholders of our Bank became stockholders of our Company.

     In 1932, First National Bank opened for business in Mansfield, Pennsylvania. In 1970 the First National Bank in Mansfield merged with Citizens National Bank of Blossburg, Pennsylvania to form First Citizens National Bank. In 1971, the Bank expanded into Potter County through the acquisition of the Grange National Bank, which had offices in Ulysses and Genesee, Pennsylvania.

     On November 16, 1990, our Company acquired Star Savings and
Loan Association (the "Association"), originally organized as a Pennsylvania-chartered mutual savings and loan association in 1899 and converted to a Pennsylvania-chartered permanent reserve fund stock savings and loan association on March 27, 1986. On December 31, 1991, the Association merged with our Bank terminating the Association's separate operations as a savings and loan.

     On April 20, 1996 our Bank purchased two branch offices of Meridian Bank in Canton and Gillett, Pennsylvania.

     On October 31, 1996, our Bank opened a branch office in the new Weis supermarket in Wellsboro, Pennsylvania.

     As of December 31, 1998, our Bank employed 128 full time equivalent employees at our ten banking facilities.

     We are not dependent upon a few customers, which would cause a material impact on us if their business were lost.

     We are dependent geographically upon the economic conditions in north central Pennsylvania and western New York. Additional information related to our business and the competition is detailed in the Management's Discussion and Analysis of the 1998 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

REGULATION AND SUPERVISION

     The operations of our Bank are subject to federal and state statutes applicable to banks chartered under our banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). Bank operations are also subject to regulations of the Office of the Comptroller of the Currency ("Comptroller").

     The primary supervisory authority of our Bank is the Comptroller, who regularly examines our Bank. The Comptroller has the authority under the Financial Institutions Supervisory
Act to prevent a national bank from engaging in unsafe or unsound practice while conducting our business.

     Our Company is subject to regulation under our Bank Holding
Company Act of 1956, as amended (the "Act"), and is registered with the Board of Governors of the Federal Reserve System (AFederal Reserve@). Under the Act, bank holding companies are not permitted, with certain exceptions, to acquire direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and are prohibited from engaging in any business other than that of banking, managing and controlling banks or furnishing services to our subsidiary banks, except that they may, upon application, engage in, and may own shares of companies engaged in, certain businesses found by the Federal Reserve to be so closely related to banking as to be a proper incident thereto (if the Federal Reserve determines that such acquisition will be, on balance, beneficial to the public).
The Act does not place territorial restrictions on the activities of non-bank subsidiaries of bank holding companies. The Act requires prior approval by the Federal Reserve of the acquisition by our Company of more than 5% of the voting stock of any additional bank. Our Company is required by the Act to file annual reports of our operations with the Federal Reserve and of any additional information that the Federal Reserve may require. The Federal Reserve may also make examinations of our Company and any or all of our subsidiaries. Further, under Section 106 of the 1970 amendments to the Act and the Federal Reserve's regulations, a bank holding company and our subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provision of any property or service.

     The so-called "anti-tie-in" provisions state generally that a bank may not extend credit, lease property, sell property or furnish any service to a customer on the condition that the customer provide additional credit or service to our Bank, to our bank holding company or to any other subsidiary of our bank holding company. Our Company can not require a condition that the customer not obtain other credit or service from a competitor of ours.

     Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to our bank holding company or any of our subsidiaries, or investments in the stock or other securities of our bank holding company and on taking of such stock or securities as collateral for loans to any borrower.

PERMITTED NON-BANKING ACTIVITIES

     The Federal Reserve permits our bank holding companies to engage in non-banking activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. Our Company presently does not engage in any such activities nor does it intend to in the near future.

     Neither our Company nor our subsidiary anticipates that compliance with environmental laws and regulations will have any material effect on capital expenditures, earnings, or on our competitive position.

     Our Company is a legal entity, separate and distinct from our Bank. Most of our Company's revenues, including funds available for payment of dividends and for operating expenses, are provided by dividends from our Bank. Certain limitations exist on the availability of our Bank's undistributed net assets for the payment of dividends to our parent without prior approval of our Bank regulatory authorities as further described in Footnote 14 of the 1998 Annual Report to the stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

LEGISLATION AND REGULATORY CHANGES

     From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of and restrictions on the business of our Company and our Bank. Congress has proposed a modernization of the financial services industry. This proposed modernization will have the effect of deregulating and expanding the business activities of financial institutions. These additional activities may include broader insurance powers, securities underwriting activities and equity investments by commercial banks. We cannot predict whether such legislation will be adopted or, if adopted, how such legislation would affect the business of our Company or our Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the Company's and Bank's business is particularly susceptible to being affected by federal legislation and regulations that may increase the cost of doing business.

     Risk-Based Capital Guidelines. The Federal Reserve, the FDIC and the Comptroller have issued certain risk-based capital guidelines, which supplement existing capital requirements and have been discussed in Footnote 14 of the 1998 Annual Report to the stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

     We are not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if it were adopted, would have a material adverse effect upon the liquidity, capital resources, or results of operations, although the general cost of compliance with numerous federal and state laws and regulations does have, and in the future may have, a negative impact on our Company's results of operations.

     Futher, the business of our Company is also affected by the state of the financial services industry in general. As a result of legal and industry changes, we believe that the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. We believe that such consolidations and mergers may enhance our competitive position as a community bank.

     EFFECT OF GOVERNMENT MONETARY POLICIES

     The earnings of our Company are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and our agencies.

     The monetary policies of the Federal Reserve Board have had and will likely continue to have, an important impact on the operating results of commercial banks through our power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve
Board has a major effect upon the levels of bank loans, investments and deposits through our open market operations in United States securities and through our regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies (also see page 53 of Management's Discussion and Analysis of the 1998 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference).

Item 2-Properties

     The headquarters of our Company is located in Mansfield, Pennsylvania. The building contains the central offices of the Company and our Bank. Our Bank also owns eight other banking facilities. All buildings are owned by our Bank and are free of any liens or encumbrances.

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

    29 West Main
    Canton, PA 17724                                 1974 (1997)

    Main St.
    Gillett, PA 16925                                1970 (1997)

     The net book value for these properties, as of December 31, 1998 was $5,606,000. The properties are adequate to meet the needs of the employees and customers. The Mansfield office includes the corporate headquarters (currently occupying rental facilities) and is in need of expansion which is currently being reviewed by management and the board of directors as discussed further in Management's Discussion and Analysis on pages 50 of the 1998 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference. All of the facilities are equipped with current technological improvements for data and word processing.

     Inflation has an impact on our Company's operating costs, however, unlike many industrial companies, substantially all of our Company's assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as prices of goods and services.

Item 3-Legal Proceedings

      We are not aware of any litigation that would have a material adverse effect on the consolidated financial position of our Company. There are no proceedings pending other than ordinary, routine litigation incidental to the business of the Company and our subsidiary. In addition, no material proceedings are pending or are known to be threatened or contemplated against our Company and our subsidiary by government authorities.

Item 4-Submission of Matters to a Vote of Stockholders

     There were no matters submitted to a vote of security holders in the fourth quarter of 1998.

Part II
Item 5-Market for the Registrant's Common Stock and Related
Shareholder Matters

     Our Company's common stock is traded by local brokerage firms and is not listed on any stock exchange.

      Market and dividend information is incorporated by reference to pages 21, 35, and 56 of our Company's 1998 Annual Report to the
Stockholders which are included in Exhibit 13 hereto.

      Our Company has paid dividends since, April 30, 1984, the effective date of our formation as a bank holding company. Our Company's Board of Directors intends to continue the dividend payment policy; however, future dividends necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors as in existence at the time the Board of Directors considers dividend policy. Cash available for dividend distributions to stockholders of our Company comes from dividends paid to our Company by our Bank. Therefore, restrictions on the ability of our Bank to make dividend payments are directly applicable to our Company.

      Under the Pennsylvania Business Corporation Law of 1988, our Company may pay dividends only if, after payment, our Company would be able to pay our debts as they become due in the usual course of our business and its total assets are greater than the sum of our total liabilities.

      As of March 5, 1999, our Company has approximately 1,479 stockholders of record.

Item 6-Selected Financial Data

      The information required by this item is incorporated by reference to page 35 of the 1998 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

Item 7-Management's Discussion and Analysis of Financial
Condition and Results of Operations

      The information required by this item is incorporated by reference to pages 37 - 53 of the 1998 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

Item 7A-Quantitative and Qualitative Disclosures About Market Rate Risk

      The information required by this item 7A is incorporated by reference to pages 50 - 53 of the 1998 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

Item 8-Financial Statements and Supplementary Data

      The information required by this item is incorporated by reference to pages 13 - 33 and 36 of the 1998 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

   Financial Statements:

     Consolidated Balance Sheet as of December 31, 1998 and 1997
     Consolidated Statement of Income for the Years Ended
       December 31, 1998, 1997 and 1996
     Consolidated Statement of Changes in Stockholders' Equity
       for the Years Ended December 31, 1998, 1997 and 1996
     Consolidated Statement of Cash Flows for the Years
       Ended December 31, 1998, 1997 and 1996
     Notes to Consolidated Financial Statements

     Report of Independent Certified Public Accountants

Item 9-Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None

Part III

Item 10-Directors and Executive Officers of the Registrant

     Information appearing in the definitive Proxy Statement under the caption "Information as to Nominees, Directors and Executive Officers" and "Principal Officers" to the Annual Meeting of Stockholders to be held April 20, 1999, is incorporated herein by reference in response to this item.

Item 11-Executive Compensation

     Information appearing in the definitive Proxy Statement under the caption "Remuneration of Officers and Directors" related to the Annual Meeting of Stockholders to be held April 20, 1999, is incorporated herein by reference in response to this item.

Item 12-Security Ownership of Certain Beneficial Owners and
Management

     Information appearing in the definitive Proxy Statement under the caption "Principal Beneficial Owners of the Corporation's Stock" related to the Annual Meeting of Stockholders to be held April 20, 1999, is incorporated herein by reference in response to this item.

Item 13-Certain Relationships and Related Transactions

     Information appearing in the definitive Proxy Statement under the caption "Certain Transactions" related to the Annual Meeting of Stockholders to be held April 20, 1999, is incorporated herein by reference in response to this item.

Part IV

Item 14-Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

a(1)-Financial Statements. The following consolidated financial statements of Citizens Financial Services, Inc. and subsidiary are incorporated by reference to the 1998 Annual Report:

     Consolidated Balance Sheet as of December 31, 1998 and 1997
     Consolidated Statement of Income for the Years Ended
       December 31, 1998, 1997 and 1996
     Consolidated Statement of Changes in Stockholders' Equity
       for the Years Ended December 31, 1998, 1997 and 1996
     Consolidated Statement of Cash Flows for the Years
       Ended December 31, 1998, 1997 and 1996
     Notes to Consolidated Financial Statements

     Report of Independent Certified Public Accountants

 (2)-Financial Statement Schedules. Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statement or in the notes thereto.

 (3)-Exhibits:

     (3)(i) - Articles of Incorporation of the Corporation, as amended.

     (3)(ii)- By-laws of the Corporation, as amended. (Incorporated by reference to Exhibit (3) (ii) to the Annual Report of Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on March 26, 1996.)

     (4) - Instruments Defining the Rights of Stockholders. (Incorporated by reference to the Registrant=s Registration Statement No.2-89103 on Form S-14, as filed with the Commission on February 17, 1984.)

    (10) - Material Contracts.
           (i) Employment Agreement between the Company and Richard E. Wilber. (Incorporated by Reference to Exhibit (10) to the Annual Report of Form 10-K for the fiscal year ended December 31, 1998, as filed with the Commission on March 17, 1998.)

           (ii) Directors Deferred

    (11) - Computation of Earnings Per Share. (Incorporated by Reference to the 1998 Annual Report to Stockholders, which is included at page 20 of Exhibit 13, hereof and incorporated berein by reference.

    (13) - Annual Report to Stockholders for the year ended
           December 31, 1998.

    (21) - Subsidiaries of Citizens Financial Services, Inc.

    (27) - Financial Data Schedule

14(b)Reports on Form 8-K.

      No current report on Form 8-K was filed by the Registrant during the fourth quarter of the 1998 fiscal year.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, there unto duly authorized.
    Citizens Financial Services, Inc.
    (Registrant)

    /s/ Richard E. Wilber                 /s/ Thomas C. Lyman
    By: Richard E. Wilber                 By: Thomas C. Lyman
    President, Chief Executive Officer    Treasurer
    (Principal Executive Officer)         (Principal Financial &
                                            Accounting Officer)

    Date: March 16, 1999                   Date: March 16, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity                              Date

/s/ Richard E. Wilber                            March 16, 1999
Richard E. Wilber, President, Chief Executive Officer, Director
(Principal Executive Officer)

/s/ Carol J. Tama                                March 16, 1999
Carol J. Tama, Director

/s/ R. Lowell Coolidge                           March 16, 1999
R. Lowell Coolidge, Director

/s/ Rudolph J. van der Hiel                      March 16, 1999
Rudolph J. van der Hiel, Director

/s/ John E. Novak                                March 16, 1999
John E. Novak, Director

/s/ Bruce L. Adams                               March 16, 1999
Bruce L. Adams, Director

/s/ William D. VanEttan                          March 16, 1999
William D. VanEttan, Director

/s/ Larry J. Croft                               March 16, 1999
Larry J. Croft, Director

/s/ John M. Thomas, MD                           March 16, 1999
John M. Thomas, MD, Director

/s/ Mark L. Dalton                               March 16, 1999
Mark L. Dalton, Director

/s/ Thomas C. Lyman                              March 16, 1999
Thomas C. Lyman, Treasurer
                             (Principal Financial and Accounting Officer)

                         EXHIBIT INDEX


(3)(i) - Articles of Incorporation of the Corporation, as amended.

(3)(ii)- By-laws of the Corporation, as amended. (Incorporated by Reference to Exhibit (3)(ii) to the Annual Report of Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on March 26, 1996.)

(4) - Instruments Defining the Rights of Stockholders. (Incorporated by reference to the Registrant=s Registration Statement No.2-89103 on Form S-14, as filed with the Commission on February 17, 1984.)

(10) - Material Contracts.

       (i) Employment Agreement between our Company and Richard E. Wilber. (Incorporated by Reference to Exhibit (10) to the Annual Report of Form 10-K for the fiscal year ended December 31, 1998, as filed with the Commission on March 17, 1998.)

       (ii) Directors Deferred

(11) - Computation of Earnings Per Share. (Incorporated by Reference to the 1998 Annual Report to Stockholders, which is included at page 20 of
Exhibit 13, hereof and incorporated berein by reference.

(13) - Annual Report to Stockholders for the year ended December 31,
1998.

(21) - Subsidiaries of Citizens Financial Services, Inc.

(27) - Financial Data Schedule