Form 10-Q
period 1999-03-31
CITIZENS FINANCIAL SERVICES INC
filed 1999-05-13
CIK 739421

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.   20549
                                FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                   or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to ___________________

Commission file number 0-13222

                    CITIZENS FINANCIAL SERVICES, INC.
         (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                                         23-2265045
   (State of other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                           Identification No.)

 15 South Main Street, Mansfield, Pennsylvania                         16933
  (Address of principal executive offices)                          (Zip Code)

  Registrant's telephone number, including area code:          (570) 662-2121

     Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No_____

     The number of shares outstanding of the Registrant's Common Stock, as of May 5, 1999 2,773,434 shares of Common Stock, par value $1.00.

                      Citizens Financial Services, Inc.

                                  Form 10-Q

                                    INDEX


                                                                       Page

Part I    FINANCIAL INFORMATION (UNAUDITED)

Item 1-Financial Statements

     Consolidated Balance Sheet as of March 31, 1999 and
       December 31, 1998                                                  1

     Consolidated Statement of Income for the
       Three Months Ended March 31, 1999 and 1998                         2

     Consolidated Statement of Comprehensive Income for the Three
       Months Ended March 31, 1999 and 1998                               3

     Consolidated Statement of Cash Flows for the Three Months Ended
       March 31, 1999 and 1998                                            4

     Notes to Consolidated Financial Statements                           5

Item 2-Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         6-16

Item 3-Quantitative and Qualitative Disclosure About Market Risk          16

Part II   OTHER INFORMATION AND SIGNATURES

Item 1-Legal Proceedings                                                  17

Item 2-Changes in Securities                                              17

Item 3-Defaults upon Senior Securities                                    17

Item 4-Submission of Matters to a Vote of Security Holders                17

Item 5-Other Information                                                  17

Item 6-Exhibits and Reports on Form 8-K                                   17

       Signatures                                                         18

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
        (UNAUDITED)
                                               March 31,         December 31,
                                                 1999                1998
ASSETS:
Cash and due from banks:
  Noninterest-bearing                       $   7,104,194      $   7,175,095
  Interest-bearing                                 54,183            129,708

Total cash and cash equivalents                 7,158,377          7,304,803

Available-for-sale securities                  87,896,512         93,082,429

Loans (net of allowance for loan
   losses 1999, $2,275,000; December 31, 1998,
   $2,292,000)                                204,862,254        203,582,637
Foreclosed assets held for sale                 1,050,636            528,630
Premises and equipment                          5,922,088          5,605,686
Accrued interest receivable                     2,175,262          2,188,372
Other assets                                    1,548,394          1,271,240

TOTAL ASSETS                                 $310,613,523       $313,563,797

LIABILITIES:
Deposits:
  Noninterest-bearing                        $ 20,683,874       $ 20,977,843
  Interest-bearing                            254,079,056        253,215,120

Total deposits                                274,762,930        274,192,963

Borrowed funds                                  4,227,328          7,333,610
Accrued interest payable                        1,761,277          2,362,596
Other liabilities                               1,356,581          1,076,164

TOTAL LIABILITIES                             282,108,116        284,965,333

STOCKHOLDERS' EQUITY:
Common Stock
  $1.00 par value; authorized 10,000,000
  shares in 1999 and 1998; issued and outstanding
  2,773,434 shares in 1999 and
  1998, respectively                            2,773,434          2,773,434
Additional paid-in capital                      7,912,967          7,912,967
Accumulated other comprehensive income         17,448,285         16,934,349

TOTAL                                          28,134,686         27,620,750
Net unrealized holding gains on
  available-for-sale securities                   370,721            977,714
TOTAL STOCKHOLDERS' EQUITY                     28,505,407         28,598,464

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $310,613,523       $313,563,797

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
         (UNAUDITED)
                                                    Three Months Ended
                                                          March 31,
                                                     1999          1998


  INTEREST INCOME:
  Interest and fees on loans                      $4,449,017    $4,303,018
  Interest on interest-bearing deposits
     with banks                                        5,485        36,205
  Interest and dividends on investments:
      Taxable                                        997,813     1,230,660
      Nontaxable                                     224,954        67,301
      Dividends                                       35,619        21,515

  TOTAL INTEREST INCOME                            5,712,888     5,658,699

  INTEREST EXPENSE:
  Deposits                                         2,792,098     2,804,211
  Borrowed funds                                      94,920       111,067

  TOTAL INTEREST EXPENSE                           2,887,018     2,915,278

  NET INTEREST INCOME                              2,825,870     2,743,421
  Provision for loan losses                           60,000        52,500

  NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                              2,765,870     2,690,921

  OTHER OPERATING INCOME:
  Service charge                                     289,242       211,638
  Trust                                               99,686        92,515
  Other                                              133,371        53,170
  Realized securities gains, net                      95,482        94,797
  Arbitration settlement                              28,595        67,678

  TOTAL OTHER OPERATING INCOME                       646,376       519,798

  OTHER OPERATING EXPENSES:
  Salaries and employee benefits                   1,011,575       927,219
  Occupancy                                          136,190       135,955
  Furniture and equipment                            165,945       178,695
  Other professional fees                            182,644        67,636
  Other                                              732,049       711,911

  TOTAL OTHER OPERATING EXPENSES                   2,228,403     2,021,416

  Income before provision for income taxes         1,183,843     1,189,303

  Provision for income taxes                         295,491       342,780

  NET INCOME                                      $  888,352    $  846,523

  Earnings per share                                   $0.32         $0.31
  Cash dividend declared                              $0.135          0.125


  Weighted average number of shares outstanding    2,773,434     2,773,434

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
         (UNAUDITED)

                                                            Three Months Ended
                                                                 March 31,

                                                        1999                   1998


Net income                                         $  888,352                $846,523
Other comprehensive income:
  Unrealized gains on securities:
    Gain (loss) arising during the year  $ (824,204)             $   8,464
    Reclassification adjustment              95,482   (919,686)    (94,797)    (86,333)

Other comprehensive income before tax                 (919,686)                (86,333)

Income tax expense related to other
 comprehensive income                                 (312,693)                (29,353)

Other comprehensive income, net of tax                (606,993)                (56,980)


Comprehensive income                                $  281,359              $  789,543

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
       (UNAUDITED)

                                                                Three months Ended
                                                                March 31,

CASH FLOWS FROM OPERATING ACTIVITIES:                     1999           1998

  Net income                                          $   888,352    $   846,523
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for loan losses                              60,000         52,500
    Provision for depreciation and amortization           190,721        189,268
    Amortization and accretion of investment
     securities                                           114,800         84,121
    Deferred income taxes                                  16,251          6,856
    Realized gains on securities                          (95,482)       (94,797)
    Realized gains on loans sold                           (9,180)       (13,795)
    Gain of sales or disposals of premises and equipment     (377)             0
    Originations of loans held for sale                  (998,500)      (886,300)
    Proceeds from sales of loans held for sale          1,007,680        900,095
    (Gain) loss on sale of foreclosed assets
      held for sale                                       (11,607)         7,625
    Decrease (increase) in accrued interest receivable
      and other assets                                      5,207       (112,696)
    Increase in accrued interest
      payable and other liabilities                      (320,902)      (117,984)

      Net cash provided by operating activities           846,963        861,416

CASH FLOWS FROM INVESTING ACTIVITIES:
  Available-for-sale securities:
   Proceeds from sales of securities                    8,843,777      7,169,219
   Proceeds from maturity and principal
    repayments of securities                            4,536,541      1,000,000
   Purchase of securities                              (9,133,405)    (4,117,552)
  Held-to-maturity securities:
   Proceeds from maturity and principal
    repayments of securities                                    0      3,992,423
   Purchase of securities                                       0     (3,003,586)
  Net increase in loans                                (1,900,017)    (1,080,993)
  Capital expenditures                                   (484,034)      (137,526)
  Proceeds from sale of premises and equipment             50,000         35,000
  Proceeds from sale of foreclosed assets held
   for sale                                                 4,480              0
      Net cash used by
        investing activities                            1,917,342      3,856,985

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                569,967      1,585,439
  Proceeds from long-term borrowings                      249,034         61,104
  Repayments of long-term borrowings                     (203,172)       (54,101)
  Net (decrease) increase in short-term
   borrowed funds                                      (3,152,143)        19,086
  Dividends paid                                         (374,414)      (346,679)

      Net cash (used) provided by
        financing activities                           (2,910,730)     1,268,207

      Net (decrease) increase in cash and cash
       equivalents                                       (146,425)     5,986,608

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        7,304,803      6,342,359

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 7,158,378    $12,328,967

Supplemental Disclosures of Cash Flow Information:

  Interest paid                                       $ 3,488,337    $ 3,484,718
  Income taxes paid                                   $         0    $         0

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

     The accompanying interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 1999, and the results of operations for the interim periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, (SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company implemented this statement effective October 1, 1998 and has reclassified all of its securities as available-for-sale. The impact of the reclassification resulted in a significant change in net unrealized holding gains on available-for-sale securities during the 4th quarter of 1998.

Note 2 - Earnings per Share

     Earnings per share calculations give retroactive effect to stock dividends declared by the Company. The number of shares used in the earnings per share and dividends per share calculation was 2,773,434 for 1999 and 1998.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Citizens Financial Service, Inc., a bank holding company and its subsidiary (the "Company"). Our Company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary's (First Citizens National Bank) financial conditions and results of operations. Our discussion should be read in conjunction with the preceding March 31, 1999 Financial Report. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

     Forward-looking statements may prove inaccurate. We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Citizens Financial Services, Inc., First Citizens National Bank, or the combined company. When we use such words as "believes", "expects", "anticipates", or similar expressions, we are making forward-looking statements.

     You should note that many factors, some of which are discussed elsewhere in this document and in the documents we incorporate by reference, could affect the future financial results. These factors include, but are not limited to, the following:
  *operating, legal and regulatory risks;
  *economic, political and competitive forces affecting our banking, securities, asset management and credit services;
  *risk that our analysis of these risks and forces could be incorrect and/or the strategies developed to address them could be unsuccessful.

     Readers should carefully review the risk factors described in other documents our Company files from time to time with the Securities and Exchange Commission, including the quarterly reports on Form 10-K to be filed by our Company and any current reports on Form 8-K filed by our Company.

     Our Company currently engages in the general business of banking throughout our service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and
Allegany, Steuben, Chemung and Tioga counties in Southern
New York. We maintain our central office in Mansfield, Pennsylvania. Presently we operate banking facilities in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett and the Wellsboro Weis Market store. Additionally, we have automatic teller machines (ATMs) located in Soldiers and Sailors Memorial Hospital in Wellsboro, Mansfield Wal-Mart and at Mansfield University. Our Company's lending and deposit products and investment services are offered primarily within the vicinity of the service area.

     Our Company faces strong competition in the communities it serves from other commercial banks, savings banks, and savings and loan associations, some of which are substantially larger institutions than our subsidiary. In addition, personal and corporate trust services are offered by insurance companies, investment counseling firms, and other business firms and individuals. We also compete with credit unions, issuers of money market funds, securities brokerage firms, consumer finance companies, mortgage brokers and insurance companies. These entities are strong competitors for virtually all types of financial services.

     In recent years, the financial services industry has experienced tremendous change to competitive barriers between bank and non-bank institutions. We not only must compete with traditional financial institutions, but also with other business corporations that have begun to deliver competing financial services. Competition for banking services is based on price, nature of product, quality of service, and in the case of certain activities, convenience of location.

     Our Company offers the following trust and investment services:

  *Investment management accounts that assume managerial
   duties for investment accounts.
  *Custody services for safekeeping and preservation of
    assets.
  *Mutual funds that provide an asset allocation program. *Personal trust services that include stand-by, living and testamentary trusts.
  *Estate planning and administration to provide financial
   planning.
  *Retirement plan services for individuals and businesses.

FINANCIAL CONDITION

INVESTMENTS

     The investment portfolio, including available-for-sale, decreased by $5.2 million or 5.6% in 1999 as compared to a decrease of $4.3 million in 1998. Proceeds from maturing investments were applied to borrowings and new loans.

LOANS

     Historically, loans have been originated by our Company to customers in North Central Pennsylvania and the Southern Tier of New York. Loans have been originated primarily through direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants and existing customers. We also do a limited amount of indirect loans through new and used car dealers in the primary lending area.

     As shown in the following tables, the change in loans grew by $14 million compared to the 1998 period, the result of continued demand and attractive interest rates. In addition, $1 million in conforming mortgage loans were originated and sold on the secondary market through the Federal Home Loan Mortgage Corporation, providing over
$9,000 of income in origination fees and premiums on loans sold. Residential mortgage lending is a principal business activity and one our Company expects to continue by providing a full complement of competitively priced conforming, nonconforming and home equity mortgages.

     Commercial lending activity is primarily focused on small businesses and our Company's commercial lending officers have been successful in attracting new business loans.

     We expect loans to state and political subdivisions will continue to increase in 1999 as the result of bond refinancing activity in a lower interest rate environment.

                                                March 31,
                           1999               1998                 1997
                    Amount    Percent   Amount    Percent   Amount      Percent

Real estate:
  Residential       $133,413   64.3     $122,877    63.6      $112,470    61.7
  Commercial          27,481   13.3       27,075    14.0        28,174    15.5
  Agricultural         8,817    4.3        8,111     4.2         5,848     3.2
Loans to individuals
  for household,
  family and other
  purchases           14,544    7.0       13,924     7.2        14,835     8.1
Commercial and other
  loans               12,008    5.8       10,545     5.5        11,103     6.1
State and political
  subdivision loans   10,925    5.3       10,621     5.5         9,879     5.4

Total loans          207,188  100.0      193,153   100.0       182,309   100.0

Unearned income           51                  82                   154


Net loans           $207,137            $193,071              $182,155


                                      1999/1998           1998/1997
                                        Change               Change
                                   $            %         $          %

Real estate:
  Residential                      10,536        8.6      10,407       9.3
  Commercial                          406        1.5      (1,099)     (3.9)
  Agricultural                        706        8.7       2,263      38.7
Loans to individuals
  for household,
  family and other purchases          620        4.5        (911)     (6.1)
Commercial and other loans          1,463       13.9        (558)     (5.0)
State and political subdivision
  loans                               304        2.9         742       7.5


Total loans                        14,035        7.3      10,844       5.9

        Deposits changed by $16.4 million or 6.3% during the 1999/1998 period. Deposit growth increased primarily because of competitive pricing of our money market deposit accounts and certificates of deposit.


                                             March 31,
                                    1999                1998            1997
                              Amount    Percent   Amount    Percent   Amount    Percent

Noninterest-bearing deposits  $20,684     7.5     $18,827     7.3     $18,829     7.5
NOW accounts                   35,217    12.8      32,659    12.6      30,548    12.3
Savings deposits               27,759    10.1      26,561    10.3      27,471    11.1
Money market deposit accounts  38,826    14.1      34,884    13.5      26,175    10.6
Certificates of deposit       152,277    55.5     145,437    56.3     145,225    58.5

Total deposits               $274,763   100.0    $258,368   100.0    $248,243   100.0


                                       1999/1998                 1998/1997
                                         Change                    Change
                                     $           %              $          %
Noninterest-bearing deposits       1,857        9.5            204        1.1
NOW accounts                       2,558        7.8          2,111        6.9
Savings deposits                   1,198        4.5           (910)      (3.3)
Money market deposit accounts      3,942       11.3          8,709       33.3
Certificates of deposit            6,840        4.7            212        0.1

Total deposits                    16,395        6.3         10,126        4.1


     Borrowed funds decreased $3.1 million during the first three months of 1999 compared with almost no change during the 1998 period. The large decrease in 1999 resulted from repayments of short-term borrowing to the Federal Home Loan Bank as a result of strong deposit growth. The Company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home Loan Bank.

                                   CAPITAL

     The Company has computed its risk-based capital ratios as follows (dollars in thousands):

                                             March 31,            December 31,
                                                1999                   1998
                                         Amount      Ratio      Amount      Ratio
Total capital (to risk-weighted assets)
Company                                  $29,772     14.99%    $29,296      14.99%
For capital adequacy purposes             15,887      8.00%     15,632       8.00%
To be well capitalized                    19,859     10.00%     19,540      10.00%


Tier I capital (to risk-weighted assets)
Company                                  $27,434     13.81%    $26,893      13.96%
For capital adequacy purposes              7,943      4.00%      7,816       4.00%
To be well capitalized                    11,915      6.00%     11,724       6.00%

Tier I capital (to average assets)
Company                                  $27,434      8.82%    $26,893       8.66%
For capital adequacy purposes             12,439      4.00%     12,423       4.00%
To be well capitalized                    15,548      5.00%     15,529       5.00%

See the discussion of liquidity below for details regarding future expansion plans and the impact on capital.

RESULTS OF OPERATIONS

     Net income for the three month period ending March 31, 1999 was $888,000 an increase of $42,000 or 4.9% over the $847,000 for the 1998 related period. Earnings per share was $.32 during the first three months of 1999 compared with $.31 during the comparable 1998 period.

     Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income for the current three month period, after provision for loan losses, was $2,766,000, an increase of $75,000 or 2.8% compared with an increase of $67,000 or 2.6% during the same period in 1998.

                                    Analysis of Average Balances and Interest Rates (1)

                                           March 31                       March 31                            March 31
                                             1999                           1998                                1997
                                 Average               Average   Average                Average    Average                Average
                                 Balance    Interest    Rate     Balance    Interest    Rate       Balance    Interest    Rate
ASSETS                              $          $         %          $          $         %            $          $          %
Short-term investments:
Interest-bearing deposits at banks  408           5     4.97%     2,635          36      5.54%         525          7       5.41%

  Total short-term investments      408           5     4.97%     2,635          36      5.54%         525          7       5.41%
Investment securities:
  Taxable                        70,457       1,034     5.87%    76,236       1,252      6.57%      84,017      1,331       6.34%
  Tax-exempt (3)                 19,724         341     6.92%     6,061         102      6.73%         606         19      12.54%
  Total investment securities    90,181       1,376     6.10%    82,297       1,354      6.58%      84,623      1,350       6.38%
Loans:
  Residential mortgage loans    132,552       2,807     8.59%   122,809       2,711      8.95%     114,496      2,584       9.15%
  Commercial and farm loans      37,325         840     9.13%    35,186         835      9.62%      35,124        852       9.84%
  Loans to state and political
   subdivisions                  10,053         211     8.51%    10,622         221      8.44%       9,963        179       7.29%
  Other loans                    26,680         663    10.08%    24,455         611     10.13%      23,249        589      10.27%
  Loans, net of
    discount (2)(3)(4)          206,610       4,521     8.87%    193,072      4,378      9.20%     182,832      4,204       9.33%

Total interest-earning assets   297,199       5,902     8.05%    278,004      5,768      8.41%     267,980      5,561       8.42%
Cash and due from banks           7,016                            6,142                             6,355
Bank premises and equipment       5,757                            5,760                             4,570
Other assets                      1,696                            4,472                             2,848

Total non-interest bearing
  assets                         14,469                           16,374                            13,773

Total assets                    311,668                          294,378                           281,753

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  NOW accounts                   34,988        155      1.80%     32,151        180      2.27%      31,184        184       2.39%
  Savings accounts               26,787        124      1.88%     26,457        144      2.21%      27,491        150       2.21%
  Money market accounts          39,253        418      4.32%     35,577        425      4.84%      26,219        285       4.41%
  Sub-total                     101,028        697      2.80%     94,185        749      3.23%      84,894        619       2.96%
  Certificates of deposit       151,347      2,095      5.61%    144,680      2,055      5.76%     140,897      2,023       5.82%
Other borrowed funds              7,371         95      5.23%      7,198        111      6.25%      11,130        168       6.12%

Total interest-bearing
  liabilities                   259,746      2,887      4.51%    246,063      2,915      4.80%     236,921      2,810       4.81%
Demand deposits                  20,333                           19,060                            17,976
Other liabilities                 3,091                            3,109                             3,398

Total non-interest-bearing
  liabilities                    23,424                           22,169                            21,374
Stockholders' equity             28,498                           26,146                            23,458
Total liabilities and
  stockholders' Equity          311,668                          294,378                           281,753

Net interest income                         3,015                             2,853                             2,751

Net interest spread (5)                                3.55%                             3.61%                              3.61%
Net interest income as a percentage
  of average interest-earning assets                   4.11%                             4.16%                              4.16%
Ratio of interest-earning assets
  to interest-bearing liabilities                      1.14                              1.13                               1.13

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

     As described in the table above, the yield on earning assets, on a tax-equivalent basis, was 8.05% and 8.41% during the first three months of 1999 and 1998, respectively (a decline of 36 basis points). The cost of funds was 4.51% and 4.80% during the same three month period (a decrease of 29 basis points).

     In comparing the average interest cost of 1999 versus
1998, NOW accounts decreased 47 basis points, savings accounts decreased 33 basis points, and money market accounts decreased by 52 basis points (the result of an increase in higher balance accounts). The interest rate on certificates of deposit decreased by 15 basis points.

     As described above, the we have experienced a narrowing interest margin percentage during the three months of 1999. The current flat yield curve has limited our opportunity to increase margin with new business as the existing investments and loans mature or repay. We continue to review various pricing and investment strategies to enhance deposit growth while maintaining or expanding the current interest margin.

      Analysis of Changes in Net Interest Income of a Tax
Equivalent Basis (in thousands)

                                                1999 vs. 1998                        1998 vs.1997
                                        Change in    Change in   Total       Change in    Change in   Total
                                         Volume         Rate     Change       Volume          Rate    Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks       $   (30)     $ (1)      $  (31)       $   29      $    0      $   29

  Total short-term investments               (30)       (1)         (31)           29           0          29
Investment securities:
  Taxable                                    (94)     (124)        (218)         (129)         50         (79)
  Tax-exempt                                 227        12          239            87          (4)         83
  Total investment securities                133      (112)          21           (42)         46           4
Loans:
  Residential mortgage loans                 216      (119)          97           182         (55)        127
  Commercial and farm loans                   51       (46)           5             1         (18)        (17)
  Loans to state and political subdivisions  (12)        2          (10)           12          30          42
  Other loans                                 55        (3)          52            30          (8)         22
  Loans, net of
    Discount                                 310      (166)         144           225         (51)        174

Total Interest Income                        413      (279)         134           212          (5)        207

Interest Expense:
Interest-bearing deposits:
  NOW accounts                                16       (41)         (25)           33         (37)         (4)
  Savings accounts                             2       (22)         (20)           (6)          0          (6)
  Money Market accounts                       44       (51)          (7)           98          42         140
  Certificates of deposit                     94       (54)          40            51         (19)         32
  Total interest-bearing deposits            156      (168)         (12)          176         (14)        162
Other borrowed funds                           3       (19)         (16)          (60)          3         (57)
Total interest expense                       159      (187)         (28)          116         (11)        105

Net interest income                      $   254     $ (92)      $  162         $  96       $   6       $ 102


(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

     The above table details the change in net interest income and shows an increase of $413,000 resulting from volume changes in investments and loans. The volume of interest expense increased the cost of interest-bearing deposits and borrowings by $159,000. The positive gain from volume of $254,000 when combined with decrease of income due to rate of $92,000 resulted in a net increase of $162,000 compared to a net increase of $102,000 for the same period in 1998.

     The provision for loan losses increased to $60,000 in 1999 up from $52,500 in 1998. This provision was appropriate given management's quarterly review of the allowance for loan losses that is based on the following information: migration analysis of delinquent and non accrual loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative adjustments, purchase of loans through acquisitions and peer comparisons.

OTHER INCOME

                                         March 31,
OTHER INCOME:                     1999      1998       1997
Service charges                   $289     $212        $195
Trust                              100       92          94
Other                              133       53          57
Arbitration settlement              29       68         884
Realized securities gains, net      95       95           0
TOTAL OTHER OPERATING INCOME      $646     $520      $1,230

                                           1999/1998           1998/1997
                                             Change              Change
                                       $          %         $           %
Service charges                          77     36.3          17       8.7
Trust                                     8      8.7          (2)     (2.1)
Other                                    80    150.9          (4)     (7.0)
Arbitration settlement                  (39)   (57.4)       (816)    (92.3)
Realized securities gains, net            0        0          95
TOTAL                                   126     24.2        (710)    (57.7)


     Total other operating income increased $126,000 compared with the same period in 1998 primarily as a result of the increase in other income during 1999. Service charge income increased as a result of additional checking account, ATM and MasterMoney Card charges.

     We continue to evaluate means of increasing other operating income to off-set the loss of net interest income described above. One approach, recently, is to apply service charges on business accounts by charging fees on transaction activity (reduced by earnings credit based on customers' balances) to more equitably recover costs. We expect to continue this analysis for our other products.

OTHER EXPENSES

                                          March 31,

OTHER OPERATING EXPENSES:          1999       1998       1997
Salaries and employee benefits    $1,011    $927       $1,104
Occupancy                            136     136          138
Furniture and equipment              166     179          150
Professional fees                    183      67           41
Other                                732     712          607
TOTAL OTHER OPERATING EXPENSES    $2,228  $2,021       $2,040

                                            1999/1998          1998/1997
                                             Change              Change
                                           $        %        $          %
Salaries and employee benefits             84     9.1        (177)   (16.0)
Occupancy                                  0        0          (2)    (1.4)
Furniture and equipment                   (13)   (7.3)         29     19.3
Professional fees                         116   173.1          26     63.4
Other                                      20     2.8         105     17.3
TOTAL                                     207    10.2         (19)    (0.9)


     Total other operating expense was $2,228,000 in 1999 reflecting an increase of $207,000 over the 1998 period.

     Salaries and benefit's expense increased by $84,000 for the current period reflecting normal merit increases.

     Other professional fees increased $116,000 reflect management's efforts to implement strategic growth initiatives.

     In addition, Y2K expense was $7,000 for the three months ending March 31, 1999.

Provision for Income Taxes

     The provision for income taxes before extraordinary item was $295,000 during 1999 compared with $343,000 during the 1998 related period.

LIQUIDITY

     As detailed in the Consolidated Statement of Cash Flows, a slightly negative net cash was provided from operating, investing and financing activities during the 1999 period. The major components have been discussed previously in the financial condition section relating to investments, loans and deposits.

     Liquidity is a measure of our Company's ability to efficiently meet normal cash flow requirements of both borrowers and depositors. To maintain proper liquidity, we use funds management policies along with our investment policies to assure we can meet our financial obligations to depositors, credit customers and stockholders. Liquidity is needed to meet depositors' withdrawal demands, extend credit to meet borrowers' needs, provide funds for normal operating expenses and cash dividends, and fund other capital expenditures.

     Our Company's historical activity in this area can be seen in the Consolidated Statement of Cash Flows from investing and financing activities.

     Cash generated by operating activities, investing activities and financing activities influences liquidity management. The most important source of funds is the deposits that are primarily core deposits (deposits from customers with other relationships). Short-term debt from the Federal Home Loan Bank supplements our Company's availability of funds.

     Our Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net increase in loans is detailed. Other significant uses of funds are capital expenditures, purchase of loans and acquisition premiums. Surplus funds are then invested in investment securities.

     Capital expenditures were $484,000 in 1999, $347,000 more than 1998, primarily the result of the acquisition of property that is now our operations center described below.

     These purchases will allow greater operating efficiency and provide our customers with a higher quality product.

     On February 8, 1999, we acquired a property near the Mansfield Wal-Mart consisting of a large office building on 2 acres, to be used as an administration and/or operations facility. We expect the costs of acquisition and remodeling to be approximately $1 million. This building will allow us to discontinue rentals of two other properties. Our calculations show this move should result in a net saving.

     Our Company continues to plan for an approximate $2 million renovation of the Mansfield community office. This effort has been in various stages of planning for more than eight years. We expect renovation to take place in late 1999 or early 2000.

     We believe our Company has sufficient resources to complete these projects from our normal operations and that they will have a long-term positive effect on revenues, efficiency and the capacity for future growth.

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

                              March 31,     December 31,
                               1999         1998     1997     1996     1995
Non-performing loans:
  Non-accruing loans          $  494        $1,495   $1,169   $  844    $  762
  Impaired loans                 577           382      382      414       697
  Accrual loans - 90 days or
    more past due                 17            15      170      723       689

Total non-performing loans     1,088         1,892    1,721    1,981     2,148
Foreclosed assets held for
  sale                         1,051           529      238      164       208
Total non-performing assets   $2,139        $2,421   $1,959   $2,145    $2,356

Non-performing loans as a
percent of loans net of
unearned income                 0.53%         0.92%    0.90%    1.09%     1.33%
Non-performing assets as a
percent of loans net of
unearned income                 1.03%         1.18%    1.02%    1.18%     1.46%


Allowance for possible
loan loasses:                March 31,     December 31,
                             1999          1998      1997      1996      1995

Balance at beginning
of period                    $2,292       $2,138     $1,995    $1,833    $1,721

 Charge-offs                   (110)        (112)       (83)      (64)     (69)
 Recoveries                      33           48         16        21       18
 Provision for loan losses       60          218        210       205      163

 Balance at end of period    $2,275       $2,292      $2,138   $1,995   $1,833

Allowance for losses
as a percent of
total loans                    1.10%        1.11%       1.11%    1.09%    1.13%

     The provision for loan losses increased to $60,000 in the current three month period.

     The Company does not accrue interest income on impaired loans. Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

YEAR 2000 COMPUTER PROBLEM

Bank's State of Readiness

We are aware of the possibility of exposure by banks to a computer problem known as the "Year 2000 Problem" or the "Millennium Bug" (the inability of some computer programs to distinguish between the year 1900 and the year 2000). If not corrected, some computer applications could fail or create erroneous results by or at the Year 2000. This could cause entire system failures, miscalculations, and disruptions of normal business operations including, among other things, a temporary inability to process transactions, send statements, or engage in similar day to day business activities. The extent of the potential impact of the Year 2000 Problem is not yet known, and if not timely corrected, it could affect the global economy.

We have assessed the extent of vulnerability of our Company's computer systems to the problem. Our Company's conversion, in August 1997, to Jack Henry and Associates (JHA) for core banking application software and the purchase of a new IBM AS/400 hardware system on which to run the core processing software, has greatly minimized our exposure to these
problems.   The JHA Silverlake System software was certified
by the Information Technology Association of America (ITAA) on March 16, 1998 while the IBM AS\400 received the first ever Year 2000 certification by that organization. Most internal testing and validation for these primary mission critical systems was successfully completed in November 1998. The testing process of other critical systems will be completed in May 1999.

Risk Assessment of Year 2000

We believe that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose a significant operational problem for us. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers could impact our Company's computer systems. Additionally, we have taken steps to communicate with the third parties, such as wire transfer systems, telephone systems, electric companies and other utility companies with which we do businesses to coordinate Year 2000 compliance but could be adversely affected if they or the unrelated third parties are unsuccessful. We have assessed the impact the Year 2000 may have on our large loan (credit risk) and deposit customers and have determined that there is little risk to our bank.

Cost of Year 2000

As described above, our primary systems are Year 2000 compliant, therefore, little programming costs will be incurred. Most of the costs incurred in addressing this problem are related to planning and internal testing and validation which are expected to be expensed as incurred. The financial impact to our Company of Year 2000 compliance was $39,000 in 1998. On the 1st quarter of 1999, our Y2K expense was $7,000 and future expenditures are not anticipated to be material to our Company's financial position or results of operations for the remainder of 1999. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans.

Contingency Plans

We, in conjunction with our Year 2000 and Disaster Recovery consultants, are in the process of modifying our disaster recover plans to include the response to a Year 2000 problem in a most likely worst case scenario. Our Company's preliminary contingency plans involve the use of manual labor to compensate for the temporary loss of certain automated computer systems or third party vendors.

Customer Awareness

We have educated our employees and informed customers of our Year 2000 efforts and the actions they can take to minimize the impact on their financial activities. We have held seminars, mailed brochures, and have reported our status in our annual and quarterly reports to our shareholders.

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

     Various congressional bills have been passed and other proposals have been made for significant changes to the banking system, including provisions for: limitation on deposit insurance coverage; changing the timing and method financial institutions use to pay for deposit insurance; expanding the power of banks by removing restrictions on bank underwriting activities; tightening the regulation of bank derivatives' activities; allowing commercial enterprises to own banks; and permitting bank holding companies or our Company to own or control affiliates that engage in securities, mutual funds and insurance activities.

     Aside from those matters described above, we do not believe that there are any trends, events or uncertainties which would have a material adverse impact on future operating results, liquidity or capital resources. We are not aware of any current recommendations by the regulatory authorities (except as described herein) which, if they were to be implemented, would have such an effect, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on our Company's results of operations.

Item 3- Quantitative and Qualitative Disclosure About Market Risk

     In the normal course of conducting business activities, the Company is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments. Interest rate risk is managed by management and a committee of the board of directors.

     No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 1998.

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

Item 2 - Changes in Securities - Nothing to report.

Item 3 - Defaults Upon Senior Securities - Nothing to report.

Item 4 - Submission of Matters to a Vote of Security Holders

Results of the voting at the Annual Meeting of Shareholders held on April 20, 1999 at 12:00 p.m. at the Tioga County Fairgrounds Youth Building, Whitneyville, Pennsylvania, 16901

     1.  Election of Class 1 Directors whose term will expire in 2002

                                     For         Withhold Authority
          Carol J. Tama            2,307,847         35,402
          R. Lowell Coolidge       2,307,847         35,402
          Richard E. Wilber        2,307,843         35,406
          John M. Thomas, M.D.     2,307,606         35,643
          Larry J. Croft           2,308,111         35,138

          Continuing Directors:
          Mark L. Dalton           Class 2     Term Expires 2001
          John E. Novak            Class 2     Term Expires 2001
          Rudolph J. van der Hiel  Class 2     Term Expires 2001
          Bruce L. Adams           Class 3     Term Expires 2000
          William D. Van Etten     Class 3     Term Expires 2000

Item 5 - Other Information - Nothing to report.

Item 6 -Exhibits and reports on Form 8-K.

       Exhibits.

       (3)(i) - Articles of Incorporation of the Corporation, as amended. (Incorporated by Reference to Exhibit (3)(i) to the Annual Report of Form 10-K for the fiscal year ended December 31, 1998, as filed with the Commission on March 17, 1999.)

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

       (10) - Material Contracts. Employment Agreement between our Company and Richard E. Wilber. (Incorporated by Reference to Exhibit (10)to the Annual Report of Form 10-K for the fiscal year ended December 31, 1998, as filed with the Commission on March 17, 1998.)

       (11) - Computation of Earnings Per Share included on page 5 of this Form 10-Q.

       (27) - Financial Data Schedules, which are submitted electronically to the Securities and Exchange Commission for information only and not filed.

        (b)  Reports on Form 8-K   None.

                         Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.









                                Citizens Financial Services, Inc.
                                (Registrant)


May 13, 1999                   /s/ Richard E. Wilber
                               By: Richard E. Wilber
                               President and Chief Financial Officer
                               (Principal Executive Officer)




May 13, 1999                   /s/ Thomas C. Lyman
                               By: Thomas C. Lyman
                               Treasurer
                               (Principal Financial &
                                Accounting Officer

                                     EXHIBITS INDEX

       (3)(i) - Articles of Incorporation of the Corporation, as amended. (Incorporated by Reference to Exhibit (3)(i) to the Annual Report of Form 10-K for the fiscal year ended December 31, 1998, as filed with the Commission on March 17, 1999.)

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

       (10) - Material Contracts. Employment Agreement between our Company and Richard E. Wilber. (Incorporated by Reference to Exhibit (10)to the Annual Report of Form 10-K for the fiscal year ended December 31, 1998, as filed with the Commission on March 17, 1998.)

       (11) - Computation of Earnings Per Share included on page 5 of this Form 10-Q.

       (27) - Financial Data Schedule, which are submitted electronically to the Securities and Exchange Commission for information only and not filed.