Form 10-Q
period 1999-06-30
CITIZENS FINANCIAL SERVICES INC
filed 1999-08-13
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

or

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
(State or other jurisdiction of                                                                                                               (I.R.S. Employer
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

The number of shares outstanding of the Registrant's Common Stock, as of
August 5, 1999 2,800,563 shares of Common Stock, par value $1.00.


Citizens Financial Services, Inc.

Form 10-Q

INDEX

                                                                                                                                                                                                            Page

Part I FINANCIAL INFORMATION (UNAUDITED)

Item 1-Financial Statements

        Consolidated Balance Sheet as of June 30, 1999,
            December 31, 1998 and June 30, 1998                                                                                                                                 1

        Consolidated Statement of Income for the Three Months and
            Six Months Ended June 30, 1999 and 1998                                                                                                                      2

        Consolidated Statement of Comprehensive Income for the Three
            Months and Six Months Ended June 30, 1999 and 1998                                                                                               3

        Consolidated Statement of Cash Flows for the Six Months Ended
            June 30, 1999 and 1998                                                                                                                                                        4

        Notes to Consolidated Financial Statements                                                                                                                     5

Item 2 -Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                                                                                                               6-18

Item 3-Quantitative and Qualitative Disclosure About Market Risk                                                                                    18

Part II OTHER INFORMATION AND SIGNATURES

Item 1-Legal Proceedings                                                                                                                                                              19

Item 2-Changes in Securities                                                                                                                                                        19

Item 3-Defaults upon Senior Securities                                                                                                                                      19

Item 4-Submission of Matters to a Vote of Security Holders                                                                                                19

Item 5-Other Information                                                                                                                                                              19

Item 6-Exhibits and Reports on Form 8-K                                                                                                                                  19

        Signatures                                                                                                                                                                               20


CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
	June 30	December 31	June 30
	1999	1998	1998
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 6,615,784	$ 7,175,095	$ 7,422,729
Interest-bearing	50,396	129,708	4,921,855

Total cash and cash equivalents	6,666,180	7,304,803	12,344,584

Available-for-sale securities	88,117,409	93,082,429	21,457,755
Held-to-maturity securities (estimated market value $62,781,000)	0	0	62,116,508
Loans (net of allowance for loan losses 1999, $2,274,000;
December 31, 1998 $2,292,000; June 30, 1998, $2,213,000)	212,597,844	203,582,637	193,680,740

Foreclosed assets held for sale	881,750	528,630	418,866
Premises and equipment	5,947,710	5,605,686	5,689,941
Accrued interest receivable	2,043,130	2,188,372	2,093,614
Other assets	2,314,271	1,271,240	1,736,338

TOTAL ASSETS	$318,568,294	$313,563,797	$299,538,346

LIABILITIES:
Deposits:
Noninterest-bearing	$ 22,132,349	$ 20,977,843	$19,809,458
Interest-bearing	260,251,254	253,215,120	243,038,127
Total deposits	282,383,603	274,192,963	262,847,585

Borrowed funds	5,461,279	7,333,610	6,902,280
Accrued interest payable	1,709,017	2,362,596	1,730,513
Other liabilities	1,176,302	1,076,164	1,218,630
TOTAL LIABILITIES	290,730,201	284,965,333	272,699,008
STOCKHOLDERS' EQUITY:
Common Stock
$1.00 par value; authorized 10,000,000 shares;
issued and outstanding 2,773,434 shares in 1999
and at December 31, 1988, 2,746,564 shares
at June 30, 1998, respectively	2,773,434	2,773,434	2,746,564
Additional paid-in capital	7,912,967	7,912,967	7,180,760
Retained earnings	18,013,155	16,934,349	16,714,028

TOTAL	28,699,556	27,620,750	26,641,352
Accumulated other comprehensive (loss) income	(861,463)	977,714	197,986

TOTAL STOCKHOLDERS' EQUITY	27,838,093	28,598,464	26,839,338
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$318,568,294	$313,563,797	$299,538,346

The accompanying notes are an integral part of these financial statements.


CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
Three Months Ended			Six Months Ended
	June 30		June 30
	1999	1998	1999	1998
INTEREST INCOME:
Interest and fees on loans	$ 4,461,615	$ 4,343,598	$ 8,910,631	$ 8,646,808
Interest-bearing deposits with banks	49,437	94,241	54,922	130,447
Investment securities:
Taxable	917,887	1,135,146	1,915,700	2,365,807
Nontaxable	239,778	103,259	464,732	170,560
Dividends	40,784	23,721	76,404	45,235

TOTAL INTEREST INCOME	5,709,501	5,699,965	11,422,389	11,358,857
INTEREST EXPENSE:
Deposits	2,838,614	2,849,998	5,630,712	5,654,209
Borrowed funds	52,512	107,110	147,432	218,176

TOTAL INTEREST EXPENSE	2,891,126	2,957,108	5,778,144	5,872,385

NET INTEREST INCOME	2,818,375	2,742,857	5,644,245	5,486,472
Provision for loan losses	60,000	52,500	120,000	105,000
NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	2,758,375	2,690,357	5,524,245	5,381,472
OTHER OPERATING INCOME:
Service charges	366,525	270,290	655,767	481,928
Trust	104,545	73,715	204,231	166,230
Other	130,898	92,490	264,268	138,036
Arbitration settlement	0	43,871	28,595	111,548
Realized securities gains, net	131,562	77,580	227,045	172,377

TOTAL OTHER OPERATING INCOME	733,530	557,946	1,379,906	1,070,119
OTHER OPERATING EXPENSES:
Salaries and employee benefits	1,064,855	945,607	2,076,429	1,872,826
Occupancy	131,723	126,679	267,912	262,634
Furniture and equipment	174,067	178,738	340,013	357,434
Professional fees	132,915	88,638	315,559	156,275
Other	726,869	633,196	1,458,919	1,337,481

TOTAL OTHER OPERATING EXPENSES	2,230,429	1,972,858	4,458,832	3,986,650

Income before provision for income taxes	1,261,476	1,275,445	2,445,319	2,464,941
Provision for income taxes	308,325	360,631	603,816	703,411

Net Income	$ 953,151	$ 914,814	$1,841,503	$1,761,530

Earnings Per Share	$ 0.34	$ 0.33	$ 0.66	$ 0.64
Cash Dividend Declared	$ 0.140	$ 0.130	$ 0.275	$ 0.255

Weighted average number of shares outstanding	2,773,434	2,773,434	2,773,434	2,773,434

The accompanying notes are an integral part of these financial statements.


CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Six Months Ended
	June 30			June 30
		1999		1998		1999		1998

Net income		$ 953,151		$914,814		$1,841,503		$1,761,530
Other comprehensive income:
Unrealized gains(losses) on avialable for sale securities	$(1,735,383)		$(55,365)		$(3,013,677)		$(391,656)
Less: Reclassification adjustment for gain included in net income	(131,562)	(1,866,945)	(77,580)	(132,945)	227,045	(2,786,632)	172,377	(219,279)
Other comprehensive income before tax		(1,866,945)		(132,945)		(2,786,632)		(219,279)
Income tax expense related to other comprehensive income		(634,761)	(45,201)			(947,455)		(74,555)
Other comprehensive income, net of tax		(1,232,184)		(87,744)		(1,839,177)		(144,724)
Comprehensive income		$ (279,033)		$827,070		$ 2,326		$1,616,806

The accompanying notes are an integral part of these financial statements.


CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	Six Months Ended
	June 30,
	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,841,503	$ 1,761,530
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	120,000	105,000
Provision for depreciation and amortization	383,114	379,424
Amortization and accretion of investment securities	219,057	164,782
Deferred income taxes	(14,487)	12,094
Realized gains on securities	(227,045)	(172,377)
Realized gains on loans sold	(15,425)	(34,061)
Gain on sales or disposals of premises and equipment	(377)	0
Originations of loans held for sale	(2,217,375)	(1,963,032)
Proceeds from sales of loans held for sale	2,232,800	1,997,093
(Gains)Losses on sale of foreclosed assets held for sale	(34,400)	6,629
Decrease in accrued
Interest receivable and other assets	9,767	182,971
Decrease in accrued interest payable and other liabilities	(553,440)	(313,988)
Net cash provided by operating activities	1,743,692	2,126,065

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	22,121,441	9,236,406
Proceeds from maturity and principal Repayments of securities	8,493,133	1,500,000
Purchase of securities	(28,428,197)	(7,696,171)
Held-to-maturity securities:
Proceeds from maturity and principal Repayments of securities	0	8,127,273
Purchase of securities	0	(8,369,580)
Net increase in loans	(9,666,927)	(4,118,131)
Capital expenditures	(674,858)	(260,955)
Proceeds from sales of premises and equipment	4,480	0
Proceeds from sale of foreclosed assets held for sale	213,001	54,796
Net cash used in investing activities	(7,937,927)	(1,526,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	8,190,639	6,064,811
Proceeds from long-term borrowings	288,155	192,873
Repayments of long-term borrowings	(218,900)	(194,063)
Net (decrease)increase in short-term borrowed funds	(1,941,585)	39,275
Dividends paid	(762,697)	(700,374)
Net cash provided by financing activities	5,555,612	5,402,522

Net (decrease)increase in cash and cash equivalents	(638,623)	6,002,225

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,304,803	6,342,359

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 6,666,180	$ 12,344,584

The accompanying notes are an integral part of these financial statements.


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

The accompanying interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 1999, and the results of operations for the interim periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Citizens Financial Service, Inc., a bank holding company and its subsidiary (the "Company"). Our Company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary's (First Citizens National Bank) financial conditions and results of operations. Our discussion should be read in conjunction with the preceding June 30, 1999 Financial Report. The results of operations for the six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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


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

FINANCIAL CONDITION

INVESTMENTS

The investment portfolio (available-for-sale and held-to-maturity securities) decreased by $5 million or 5.3% from December 31, 1998, virtually the same as a decrease of $5 million from June 30, 1998. Proceeds from maturing investments were applied to borrowings and new loans.

From 1990 through 1996, the concentration of our Company's investment portfolio shifted to U.S. Treasury securities and, until two years ago, no new investments had been made in state and political subdivisions. During 1997, 1998 and 1999, we have been selling U. S. Treasury notes to restructure the investment portfolio. We then invested the proceeds by purchasing AAA municipal bonds, investment grade corporate bonds and U S agency mortgage backed securities.


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

As shown in the following tables, the change in loans grew by $19 million compared to the 1998 period, the result of continued demand and attractive interest rates. In addition,

$2.1 million in conforming mortgage loans were originated and sold on the secondary market through the Federal Home Loan Mortgage Corporation, providing over $15,000 of income in origination fees and premiums on loans sold. Residential mortgage lending is a principal business activity and one our Company expects to continue by providing a full complement of competitively priced conforming, nonconforming and home equity mortgages.

	June 30,		December 31,		June 30,
	1999		1998		1998
	Amount	Percent	Amount	Percent	Amount	Percent

Real estate:
Residential	$138,519	64.5	$132,287	64.3	$125,941	64.3
Commercial	27,581	12.8	27,164	13.2	26,969	13.8
Agricultural	8,642	4.0	9,266	4.5	8,151	4.2
Loans to individuals
for household,
Family and other purchases	14,655	6.8	14,489	7.0	13,557	6.9
Commercial and other loans	11,060	5.1	12,457	6.0	10,162	5.2
State and political subdivision loans	14,459	6.7	10,272	5.0	11,182	5.7

Total loans	214,916	100.0	205,935	100.0	195,962	100.0
Unearned income	44		60		68

Net loans	$214,872		$205,875		$195,894

	June 30, 1999/		June 30, 1999/
	December 31, 1998		June 30, 1998
	Change		Change
	$	%	$	%
Real estate:
Residential	6,232	4.7	12,578	10.0
Commercial	417	1.5	612	2.3
Agricultural	(624)	(6.7)	491	6.0
Loans to individuals
for household,
Family and other purchases	166	1.1	1,098	8.1
Commercial and other loans	(1,397)	(11.2)	898	8.8
State and political subdivision loans	4,187	40.8	3,277	29.3

Total loans	8,981	4.4	18,954	9.7


Commercial lending activity is primarily focused on small businesses and our Company's commercial lending officers have been successful in attracting new business loans.

We expect loans to state and political subdivisions will continue to increase in 1999.

Deposits changed by $19.5 million or 7.4% during the June 30, 1999/1998 period. Deposit growth increased primarily because of competitive pricing of our money market deposit accounts and certificates of deposit.

	June 30,		December 31,		June 30,
	1999		1998		1997

	Amount	Percent	Amount	Percent	Amount	Percent

Noninterest-bearing deposits	$22,133	7.8	$20,978	7.7	$19,809	7.5
NOW accounts	34,984	12.4	37,113	13.5	32,968	12.5
Savings deposits	28,316	10.0	26,421	9.6	26,973	10.3
Money market deposit accounts	44,091	15.6	39,584	14.4	37,307	14.2
Certificates of deposit	152,860	54.1	150,097	54.7	145,791	55.5

Total deposits	$282,384	100.0	$274,193	100.0	$262,848	100.0

	June 30, 1999/		June 30, 1999/
	December 31, 1998		June 30, 1998
	Change		Change
	$	%	$	%
Noninterest-bearing deposits	1,155	5.5	2,324	11.7
NOW accounts	(2,129)	(5.7)	2,016	6.1
Savings deposits	1,895	7.2	1,343	5.0
Money market deposit accounts	4,507	11.4	6,784	18.2
Certificates of deposit	2,763	1.8	7,069	4.8

Total deposits	8,191	3.0	19,536	7.4

Borrowed funds decreased $1.9 million during the first six months of 1999 compared with almost no change during the 1998 period. The decrease in 1999 resulted from repayments of short-term borrowing to the Federal Home Loan Bank, a result of strong deposit growth. The Company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home Loan Bank.


CAPITAL

The Company has computed its risk-based capital ratios as follows (dollars
in thousands):

                                                         June 30,             December 31,
                                                            1999                   1998
                                                   Amount         Ratio     Amount     Ratio

Total capital (to risk-weighted assets)
Company                                           $30,413         14.70%    $29,296    14.99%
For capital adequacy purposes                     16,547          8.00%     15,632     8.00%
To be well capitalized                            20,684         10.00%     19,540    10.00%

Tier I capital (to risk-weighted assets)
Company                                           $28,026         13.55%    $26,893    13.96%
For capital adequacy purposes                      8,274          4.00%      7,816     4.00%
To be well capitalized                            12,410          6.00%     11,724     6.00%

Tier I capital (to average assets)
Company                                           $28,026          8.90%    $26,893    8.66%
For capital adequacy purposes                     12,594          4.00%     12,423    4.00%
To be well capitalized                            15,742          5.00%     15,529    5.00%

See the discussion of liquidity below for details regarding future expansion plans and the impact on capital.

The decrease in market value of our investment securities resulting in an unrealized loss of $861,000 this period compared to unrealized income of $978,000 December 31, 1998.

July 30, 1999 our Company began a plan to purchase, in open market or privately negotiated transactions, up to 135,000 shares of its outstanding common stock. The purchases are to be funded by using available excess capital.

RESULTS OF OPERATIONS

Net income for the six month period ending June 30, 1999 was $1,842,000, an increase of $80,000 or 4.5% over the $1,762,000 for the 1998 related period. Earnings per share was $.66 during the first six months of 1999 compared with $.64 during the comparable 1998 period.

Net income for the three month period was $953,000, an increase of $38,000 or 4.2% over the $915,000 for the 1998 related period.

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities. Net interest income for the current six month period, after provision for loan losses, was $5,524,000, an increase of $143,000 or 2.7% compared with an increase of $29,000 or .5% during the same period in 1998.


			Analysis of Average Balanaces and Interest Rates (1)
		June			June			June
		1999			1998			1997
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	$	$	%	$	$	%	$	$	%
Short-term investments:
Interest-bearing deposits at banks	2,264	55	4.90%	4,699	130	5.58%	2,594	70	5.44%

Total short-term investments	2,264	55	4.90%	4,699	130	5.58%	2,594	70	5.44%
Investment securities:
Taxable	67,504	1,992	5.90%	77,268	2,411	6.24%	83,719	2,668	6.37%
Tax-exempt (3)	20,164	704	6.98%	7,152	259	7.24%	605	38	12.56%
Total investment securities	87,668	2,696	6.15%	84,420	2,670	6.33%	84,324	2,706	6.42%

Total All Investments	89,932	2,751	6.12%	89,119	2,800	6.28%	86,918	2,776	6.39%

Loans:
Residential mortgage loans	133,782	5,652	8.52%	123,353	5,479	8.96%	114,416	5,220	9.20%
Commercial and farm loans	48,741	2,143	8.87%	45,699	2,123	9.37%	43,241	2,090	9.75%
Loans to state and political subdivisions	11,271	473	8.46%	10,520	452	8.66%	9,758	410	8.47%
Other loans	14,557	804	11.14%	13,846	747	10.88%	14,659	810	11.14%
Loans, net of
Discount (2)(3)(4)	208,351	9,072	8.78%	193,418	8,801	9.18%	182,074	8,530	9.45%

Total interest-earning assets	298,283	11,823	7.99%	282,537	11,601	8.28%	268,992	11,306	8.48%
Cash and due from banks	7,319			6,446			6,397
Bank premises and equipment	5,838			5,753			4,789
Other assets	2,152			1,731			4,761

Total non-interest bearing assets	15,309			13,930			15,947

Total assets	313,592			296,467			284,939

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	35,352	314	1.79%	32,772	368	2.26%	31,672	376	2.39%
Savings accounts	27,317	252	1.86%	26,576	292	2.22%	27,901	307	2.22%
Money market accounts	39,693	860	4.37%	36,346	864	4.79%	26,749	594	4.48%
Sub-total	102,362	1,426	2.81%	95,694	1,524	3.21%	86,322	1,277	2.98%
Certificates of deposit	151,790	4,204	5.59%	144,994	4,130	5.74%	143,610	4,143	5.82%
Total interest-bearing deposits	254,152	5,630	4.47%	240,688	5,654	4.74%	229,932	5,420	4.75%
Other borrowed funds	5,920	148	5.04%	7,041	218	6.24%	9,095	280	6.21%

Total interest-bearing liabilities	260,072	5,778	4.48%	247,729	5,872	4.78%	239,027	5,700	4.81%
Demand deposits	21,467			19,525			18,624
Other liabilities	3,720			2,863			3,918

Total non-interest-bearing liabilities	25,187			22,388			22,542
Stockholders' equity	28,333			26,350			23,370
Total liabilities and stockholders'
Equity	313,592			296,467			284,939

Net interest income		6,045			5,729			5,606

Net interest spread (5)	3.51%	3.50%	3.67%
Net interest income as a percentage of average
Interest-earning assets	4.09%	4.09%	4.20%
Ratio of interest-earning assets to interest-bearing
Liabilities	1.15	1.14	1.13

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


As described in the table above, the yield on earning assets, on a tax-equivalent basis, was 7.99% and 8.28% during the first six months of 1999 and 1998, respectively (a decline of 29 basis points). The cost of funds was 4.48% and 4.78% during the same six month period (a decrease of 30 basis points).

Previously we have experienced the narrowing of our interest margin percentage. The trend has stopped and become stable during the six months of 1999. Our longer term interest-bearing liabilities are repricing as fast or faster than our interest-earning assets. The current yield curve has become steeper during 1999 increasing our future opportunity to increase margin with new business and as the existing investments and loans mature or repay. We continue to review various pricing and investment strategies to enhance deposit growth while maintaining or expanding the current interest margin.

Analysis of Changes in Net Interest Income of a Tax Equivalent Basis (in thousands)

	Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis (1)

	1999 vs. 1998			1998 vs. 1997
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ (61)	$ (14)	$ (75)	$ 58	$ 2	$ 60

Total short-term investments	(61)	(14)	(75)	58	2	60
Investment securities:
Taxable	(291)	(128)	(419)	(201)	(56)	(257)
Tax-exempt	451	(6)	445	229	(8)	221
Total investment securities	160	(134)	26	28	(64)	(36)
Loans:
Residential mortgage loans	410	(237)	173	391	(132)	259
Commercial and farm loans	102	(82)	20	104	(71)	33
Loans to state and political subdivisions	31	(10)	21	33	9	42
Other loans	39	18	57	(44)	(19)	(63)
Loans, net of
Discount	582	(311)	271	484	(213)	271

Total Interest Income	681	(459)	222	570	(275)	295

Interest Expense:
Interest-bearing deposits:
NOW accounts	33	(87)	(54)	14	(22)	(8)
Savings accounts	8	(48)	(40)	(15)	0	(15)
Money Market accounts	94	(98)	(4)	212	58	270
Certificates of deposit	181	(107)	74	42	(55)	(13)
Total interest-bearing deposits	316	(340)	(24)	253	(19)	234
Other borrowed funds	(47)	(23)	(70)	(64)	2	(62)
Total interest expense	269	(363)	(94)	189	(17)	172

Net interest income	$ 412	$ (96)	$ 316	$ 381	$ (258)	$ 123

(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.


The above table details the change in net interest income and shows an increase of $681,000 resulting from volume changes in investments and loans. The volume of interest expense increased the cost of interest-bearing deposits and borrowings by $269,000. The positive gain from volume of $412,000 when combined with decrease of income due to rate of $96,000 resulted in a net increase of $316,000 compared to a net increase of $123,000 for the same period in 1998.

The provision for loan losses was $60,000 and $120,000 for the three-month and six-month periods ended June 30, 1999 compared to $52,500 and $105,000 for the same periods in 1998.

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

OTHER OPERATING INCOME

	June 30,
	1999	1998
Service charges	$ 656	$ 482
Trust	204	166
Other	264	138
Arbitration settlement	29	112
Realized securities gains, net	227	172
Total	$1,380	$1,070

	1999/1998
	Change
	$	%
Service charges	174	36.1
Trust	38	22.9
Other	126	91.3
Arbitration settlement	(83)	(74.1)
Realized securities gains, net	55	32.0
Total	310	29.0


Other income was $734,000 and $1,380.000 for the three-month and six-month periods ended June 30, 1999 compared to $558,000 and $1,070,119 for the same periods in 1998.

Service charges were $367,000 and $656,000 for the three-month and six-month periods ended June 30, 1999 compared to $270,000 and $482,000 for the same periods in 1998. The increase in service charges is directly attributable to increased checking account, ATM and MasterMoney Card charges.

Trust income was $105,000 and $204,000 for the three-month and six-month periods ended June 30, 1999 compared to $74,000 and $166,000 for the same periods in 1998. This increase is the result of a change in our fee structure and additional business.

Other income was $131,000 and $264,000 for the three-month and six-month periods ended June 30, 1999 compared to $93,000 and $138,000 for the same periods in 1998. This increase was a result of increases in mortgage servicing fees and insurance income.

Gains on sales of investment securities available-for-sale were $132,000 and $227,000 for the three-month and six-month periods ended June 30, 1999 compared to $78,000 and $172,000 for the same periods in 1998. This increase is primarily the result of continuation of the restructuring of the investment portfolio by selling U. S Treasury Notes and using the proceeds to purchase other securities.

We continue to evaluate means of increasing other operating income to off-set the loss of net interest income described above. Our approach, recently, is to apply service charges on business accounts by charging fees on transaction activity (reduced by earnings credit based on customers' balances) to more equitably recover costs. We expect to continue this analysis for our other products.

OTHER OPERATING EXPENSES

	June 30,

	1999	1998
Salaries and employee benefits	$2,076	$1,873
Occupancy	268	263
Furniture and equipment	340	357
Professional fees	316	156
Other	1,459	1,338
Total	$4,459	$3,987

	1999/1998
	Change
	$	%
Salaries and employee benefits	203	10.8
Occupancy	5	1.9
Furniture and equipment	(17)	(4.8)
Professional fees	160	102.6
Other	121	9.0
Total	472	11.8

Other Operating Expenses were $2.2 million and $4.5 million for the three-month and six-month periods ended June 30, 1999 compared to $2 million and $4 million for the same periods in 1998.

Salaries and employee benefits were $1,065,000 and $2,076,000 for the three-month and six-month periods ended June 30, 1999 compared to $946,000 and $1,873,000 for the same periods in 1998. This increase was a result of normal merit increases.


Professional fees were $133,000 and $316,000 for the three-month and six-month periods ended June 30, 1999 compared to $89,000 and $156,000 for the same periods in 1998. This increase reflects management's efforts to implement strategic growth initiatives and process improvements.

Other operating expenses were $727,000 and $1,459,000 for the three-month and six-month periods ended June 30, 1999 compared to $633,000 and $1,337,000 for the same periods in 1998. The increase reflects the cost of loan promotions and other normal operating expenses.

Provision for Income Taxes

The provision for income taxes was $308,000 and $604,000 for the three-month and six-month periods ended June 30, 1999 compared to $361,000 and $703,000 for the same periods in 1998. The decrease was primarily a result of increased levels of tax exempt income.

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

Our Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net increase in loans is detailed. Another significant uses of funds are capital expenditures. Surplus funds are then invested in investment securities.

Capital expenditures were $675,000 in 1999, $414,000 more than 1998, primarily the result of the acquisition of property that is now our operations center described below.

These purchases will allow greater operating efficiency and provide our customers with a higher quality product.

On February 8, 1999, we acquired a property near the Mansfield Wal-Mart consisting of a large office building on 2 acres, to be used as an administration and/or operations facility. We expect the costs of acquisition and remodeling to be approximately $1.4 million

In addition, our Company has contracted with Wal-Mart to include a First Citizens branch in their new Supercenter scheduled to be opened May 2000.


Our Company continues to plan for an approximate $2 million renovation or replacement of the Mansfield community office. This effort has been in various stages of planning for more than nine years. We expect construction to take place in late 1999 or early 2000.

We believe our Company has sufficient resources to complete these projects from our normal operations and that they will have a long-term positive effect on revenues, efficiency and the capacity for future growth.

Liquidity is achieved primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA ("FHLB"), and investments that mature less than one year. The Company also has a maximum borrowing capacity at the FHLB of approximately $89 million as an additional source of liquidity.

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

	June 30,	December 31,
	1999	1998	1997	1996	1995
Non-performing loans:
Non-accruing loans	$ 269	$1,495	$1,169	$844	$762
Impaired loans	1,290	382	382	414	697
Accrual loans - 90 days or
More past due	60	15	170	723	689

Total non-performing loans	1,619	1,892	1,721	1,981	2,148
Foreclosed assets held for sale	882	529	238	164	208
Total non-performing assets	$2,501	$2,421	$1,959	$2,145	$2,356

Non-performing loans as a percent of loans net of unearned income
	0.75%	0.92%	0.90%	1.09%	1.33%
Non-performing assets as a percent of loans net of unearned income
	1.16%	1.18%	1.02%	1.18%	1.46%

Allowance for possible loan losses:	June 30,	December 31,
	1999	1998	1997	1996	1995

Balance at beginning of period	$2,292	$2,138	$1,995	$1,833	$1,721

Charge-offs	(177)	(112)	(83)	(64)	(69)
Recoveries	39	48	16	21	18
Provision for loan losses	120	218	210	205	163

Balance at end of period	$2,274	$2,292	$2,138	$1,995	$1,833

Allowance for losses as a percent
of total loans	1.06%	1.13%	1.11%	1.09%	1.13%


The Company does not accrue interest income on impaired loans. Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

INTEREST RATE AND MARKET RISK MANAGEMENT

The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances and the market value risk of assets and liabilities.

Because of the nature of our operations, we are not subject to foreign currency exchange or commodity price risk and, since our Company has no trading portfolio, it is not subject to trading risk.

Currently our Company has equity securities that represent only 4% of our investment portfolio and, therefore, equity risk is not significant.

The primary components of interest-sensitive assets include adjustable-rate loans and investments, loan repayments, investment maturities and money market investments. The primary components of interest-sensitive liabilities include maturing certificates of deposit, IRA certificates of deposit (individuals over 59 1/2 have the option of changing their interest rate annually) and short-term borrowings. Savings deposits, NOW accounts and money market investor accounts are considered core deposits and are not short-term interest sensitive (except for the top-tier money market investor accounts which are paid current market interest rates).

Gap analysis, one of the methods used by us to analyze interest rate risk, does not necessarily show the precise impact of specific interest rate movements on our Company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. In addition, assets and liabilities within the same period may, in fact, be repaid at different times and at different rate levels. We have not experienced the kind of earnings volatility that might be indicated from gap analysis.

Our Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We uses the model as part of our risk management process that will effectively identify, measure, and monitor our Company's risk exposure.

Numerous interest rate simulations using a variety of assumptions are used by us to evaluate our interest rate risk exposure. A shock analysis at June 30, 1999, indicated that a 200 basis point movement in interest rates in either direction would not have a significant adverse impact on our Company's anticipated net interest income over the next twenty-four months.

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


We have assessed the extent of vulnerability of our Company's computer systems to the problem. Our Company's conversion, in August 1997, to Jack Henry and Associates (JHA) for core banking application software and the purchase of a new IBM AS/400 hardware system on which to run the core processing software, has greatly minimized our exposure to these problems. The JHA Silverlake System software was certified by the Information Technology Association of America (ITAA) on March 16, 1998 while the IBM AS\400 received the first ever Year 2000 certification by that organization. Most internal testing and validation for these primary mission critical systems was successfully completed in November 1998. The testing process of other critical systems was completed in June 1999.
  Risk Assessment of Year 2000
We believe that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose a significant operational problem for us. However, because most computer systems are, by their very nature, interdependent, it is possible that non-compliant third party computers could impact our Company's computer systems. Additionally, we have taken steps to communicate with the third parties, such as wire transfer systems, telephone systems, electric companies and other utility companies with which we do business to coordinate Year 2000 compliance but could be adversely affected if they or the unrelated third parties are unsuccessful. We have assessed the impact the Year 2000 may have on our large loan (credit risk) and deposit customers and have determined that there is little risk to our bank.
  Cost of Year 2000
As described above, our primary systems are Year 2000 compliant, therefore, little programming costs will be incurred. Most of the costs incurred in addressing this problem are related to planning and internal testing and validation which are expected to be expensed as incurred. The financial impact to our Company of Year 2000 compliance was $39,000 in 1998. As of the 2nd quarter of 1999, our Y2K expense was $13,000 and future expenditures are not anticipated to be material to our Company's financial position or results of operations for the remainder of 1999. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans.
  Contingency Plans
We, in conjunction with our Year 2000 and Disaster Recovery consultants, have modified our disaster recover plans to include the response to a Year 2000 problem in a most likely worst case scenario. The Y2K Business Continuation Contingency Plan involves the use of manual labor to compensate for the temporary loss of certain automated computer systems or third party vendors.
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


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

Item 3- Quantitative and Qualitative Disclosure About Market Risk

In the normal course of conducting business activities, the Company is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments and was disussed previously in this Form 10-Q. Interest rate risk is managed by management and a committee of the board of directors.

No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 1998.


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


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Citizens Financial Services, Inc.
(Registrant)

August 10, 1999                    /s/ Richard E. Wilber

By: Richard E. Wilber
(President
Principal Executive Officer)

August 10, 1999                    /s/ Thomas C. Lyman

By: Thomas C. Lyman
Treasurer
(Principal Financial Officer &
Principal Accounting Officer)


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
