Form 10-Q
period 1999-09-30
CITIZENS FINANCIAL SERVICES INC
filed 1999-11-10
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

or

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

The number of shares outstanding of the Registrant's Common Stock, as of
November 5, 1999 2,800,563 shares of Common Stock, par value $1.00.


Citizens Financial Services, Inc.

Form 10-Q

INDEX


CONSOLIDATED BALANCE SHEET
(UNAUDITED)
	September 30	December 31	September 30
	1999	1998	1998

ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 6,840,748	$ 7,175,095	$ 7,717,279
Interest-bearing	167,075	129,708	4,096,320

Total cash and cash equivalents	7,007,823	7,304,803	11,813,599
Available-for-sale securities	94,629,420	93,082,429	24,492,406
Held-to-maturity securities (estimated
Market value $65,331,000)	0	0	63,584,815

Loans (net of allowance for loan losses 1999, $2,347,000;
December 31, 1998, $2,292,000;
September 30, 1998, $2,232,000)	224,185,333	203,582,637	196,786,163

Foreclosed assets held for sale	667,037	528,630	514,372
Premises and equipment	5,916,544	5,605,686	5,606,656
Accrued interest receivable	2,177,108	2,188,372	2,399,621
Other assets	2,596,182	1,271,240	1,740,881

TOTAL ASSETS	$ 337,179,447	$ 313,563,797	$ 306,938,513

LIABILITIES:
Deposits:
Noninterest-bearing	$ 22,741,948	$ 20,977,843	$ 21,173,112
Interest-bearing	261,540,354	253,215,120	247,592,513

Total deposits	284,282,302	274,192,963	268,765,625

Borrowed funds	21,788,681	7,333,610	7,260,903
Accrued interest payable	2,141,668	2,362,596	2,142,376

Other liabilities	1,336,108	1,076,164	1,466,933

TOTAL LIABILITIES	309,548,759	284,965,333	279,635,837

STOCKHOLDERS' EQUITY:
Common Stock
$1.00 par value; authorized 10,000,000 shares; issued and outstanding 2,800,563 shares in 1999
and 2,773,434 in 1998, respectively	2,800,563	2,773,434	2,773,434
Additional paid-in capital	8,374,160	7,912,967	7,912,967
Retained earnings	17,930,272	16,934,349	16,549,135
Treasury stock, at cost (8,855 shares for 1999)	(154,805)

TOTAL	28,950,190	27,620,750	27,235,536
Accumulated other comprehensive (loss) income	(1,319,502)	977,714	67,140

TOTAL STOCKHOLDERS' EQUITY	27,630,688	28,598,464	27,302,676

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 337,179,447	$ 313,563,797	$ 306,938,513

The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	1999	1998	1999	1998
INTEREST INCOME:
Interest and fees on loans	$ 4,582,065	$ 4,499,398	$13,492,696	$13,146,207
Interest-bearing deposits with banks	2,618	88,916	57,540	219,363
Investment securities:
Taxable	1,031,527	1,097,238	2,947,228	3,463,044
Nontaxable	239,781	143,110	704,513	313,670
Dividends	41,326	28,133	117,729	73,368

TOTAL INTEREST INCOME	5,897,317	5,856,795	17,319,706	17,215,652

INTEREST EXPENSE:
Deposits	2,869,110	2,924,090	8,499,821	8,578,299
Borrowed funds	177,325	110,108	324,758	328,284

TOTAL INTEREST EXPENSE	3,046,435	3,034,198	8,824,579	8,906,583

NET INTEREST INCOME	2,850,882	2,822,597	8,495,127	8,309,069
Provision for loan losses	90,000	52,500	210,000	157,500

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,760,882	2,770,097	8,285,127	8,151,569

OTHER OPERATING INCOME:
Service charges	378,477	287,203	1,034,243	769,131
Trust	80,604	90,809	284,836	257,039
Other	26,574	68,004	290,842	212,669
Arbitration settlement	0	0	28,595	111,548
Realized securities gains, net	3,962	201,929	231,007	374,306

TOTAL OTHER OPERATING INCOME	489,617	647,945	1,869,523	1,724,693

OTHER OPERATING EXPENSES:
Salaries and employee benefits	1,128,236	1,036,812	3,204,665	2,909,638
Occupancy	124,096	134,191	392,009	396,825
Furniture and equipment	172,873	173,132	512,886	530,566
Professional fees	95,186	66,771	410,746	223,045
Other	718,694	664,397	2,177,612	2,008,508

TOTAL OTHER OPERATING EXPENSES	2,239,085	2,075,303	6,697,918	6,068,582

Income before provision for income taxes	1,011,414	1,342,739	3,456,732	3,807,680
Provision for income taxes	206,798	374,672	810,613	1,078,083

Net Income	$ 804,616	$ 968,067	$ 2,646,119	$ 2,729,597

Earnings Per Share	$ 0.290	$ 0.350	$ 0.950	$ 0.990
Cash Dividend Declared	$ 0.140	$ 0.130	$ 0.415	$ 0.385

The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
Three Months Ended	Nine Months Ended
September 30	September 30
1999	1998	1999	1998

Net income	$ 804,616	$ 968,067	$ 2,646,119	$ 2,729,597
Other comprehensive income:
Unrealized gains(losses) on available for sale securities	$(690,036)	$ 3,677	$(3,711,637)	$ (791,836)
Less: Reclassification adjustment for gain
included in net income	(3,962)	(693,998)	(201,929)	(198,252)	231,007	(3,480,630)	374,306	(417,530)
Other comprehensive income before tax	(693,998)	(198,252)	(3,480,630)	(417,530)
Income tax expense related to other comprehensive income	(235,959)	(67,406)	(1,183,414)	(141,960)
Other comprehensive income, net of tax	(458,039)	(130,846)	(2,297,216)	(275,570)
Comprehensive income	$ 346,577	$ 837,221	$ 348,903	$ 2,454,027

The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended
	September 30,
	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,646,118	$ 2,729,597
Adjustments to reconcile net income to net
Cash provided by operating activities:
Provision for loan losses	210,000	157,500
Provision for depreciation and amortization	574,472	567,707
Amortization and accretion of investment securities	296,180	249,361
Deferred income taxes	(52,436)	5,976
Realized gains on securities	(231,007)	(374,306)
Realized gains on loans sold	(19,680)	(50,413)
Gain on sales or disposals of premises and equipment	(6,698)	0
Originations of loans held for sale	(2,447,755)	(2,879,886)
Proceeds from sales of loans held for sale	2,467,435	2,930,299
(Gains)Losses on sale of foreclosed assets held for sale	(48,187)	6,629
Increase in accrued
interest receivable and other assets	(159,404)	(81,246)
Decrease in accrued interest payable and other liabilities	39,017	346,177
Net cash provided by operating activities	3,268,055	3,607,395

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	22,334,939	12,962,002
Proceeds from maturity and principal repayments of securities	10,766,431	4,051,175
Purchase of securities	(38,194,164)	(16,794,848)
Held-to-maturity securities:
Proceeds from maturity and principal repayments of securities	0	7,440,375
Purchase of securities	0	(9,444,636)
Net (increase)decrease in loans	(21,220,417)	(7,371,561)
Capital expenditures	(836,535)	(338,761)
Proceeds from sales of premises and equipment	39,480	0
Proceeds from sale of foreclosed assets held for sale	317,501	54,796
Net cash used in investing activities	(26,792,765)	(9,441,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	10,089,339	11,982,851
Proceeds from long-term borrowings	4,439,363	742,180
Repayments of long-term borrowings	(370,999)	(515,520)
Net increase (decrease) in short-term borrowed funds	10,386,706	170,050
Acquisition of Treasury Stock	(154,805)	0
Dividends paid	(1,161,874)	(1,074,258)
Net cash provided by financing activities	23,227,730	11,305,303

Net (decrease)increase in cash and cash equivalents	(296,980)	5,471,240

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,304,803	6,342,359

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 7,007,823	$ 11,813,599

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 9,045,507	$ 9,095,646

Income taxes paid	$ 835,000	$ 980,000

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

The accompanying interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 1999, and the results of operations for the interim periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Note 2 - Earnings per Share

Earnings per share calculations give retroactive effect to stock dividends declared by the Company. The number of shares used in the earnings per share and dividends per share calculation was 2,781,493 for 1999 and 2,755,521 for 1998.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Citizens Financial Service, Inc., a bank holding company and its subsidiary (the "Company"). Our Company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary's (First Citizens National Bank) financial conditions and results of operations. Our discussion should be read in conjunction with the preceding September 30, 1999 Financial Report. The results of operations for the nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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


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

FINANCIAL CONDITION

INVESTMENTS

The investment portfolio, including available-for-sale and held-to-maturity securities, increased by $1.6 million or 1.7% from December 31, 1998 to September 30, 1999, and increased by $6.7 million from September 30, 1998 to September 30, 1999.

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

As shown in the following tables, the change in loans grew by $28 million or 13.8% for the year compared to the 1998 period, the result of continued demand and attractive interest rates. In addition, $2.4 million in conforming mortgage loans were originated and sold on the secondary market through the Federal Home Loan Mortgage Corporation, providing over $20,000 of income in origination fees and premiums on loans sold. Residential mortgage lending is a principal business activity and one our Company expects to continue by providing a full complement of competitively priced conforming, nonconforming and home equity mortgages.

	September 30		December 31,		September 30
	1999		1998		1998
	Amount	Percent	Amount	Percent	Amount	Percent

Real estate:
Residential	$144,102	63.6	$132,287	64.2	$129,990	65.3
Commercial	28,906	12.8	27,164	13.2	25,578	12.8
Agricultural	9,143	4.0	9,266	4.5	7,757	3.9
Loans to individuals
for household,
family and other purchases	14,871	6.6	14,489	7.0	14,088	7.1
Commercial and other loans	11,791	5.2	12,457	6.0	11,708	5.9
State and political subdivision loans	17,755	7.8	10,272	5.0	9,969	5.0

Total loans	226,568	100.0	205,935	100.0	199,090	100.0

Unearned income	36		60		72

Net loans	$226,532		$205,875		$199,018

	September 30, 1999/		September 30, 1999/
	December 31, 1998		September 30, 1998
	Change		Change
	$	%	$	%
Real estate:
Residential	11,815	8.9	14,112	10.9
Commercial	1,742	6.4	3,328	13.0
Agricultural	(123)	(1.3)	1,386	17.9
Loans to individuals
for household,
family and other purchases	382	2.6	783	5.6
Commercial and other loans	(666)	(5.3)	83	0.7
State and political subdivision loans	7,483	72.8	7,786	78.1

Total loans	20,633	10.0	27,478	13.8

Commercial lending activity is primarily focused on small businesses and our Company's commercial lending officers have been successful in attracting new business loans.

We expect loans to state and political subdivisions will continue to increase for the remainder of 1999.


Deposits increased by $15.5 million or 5.8% during the September 30, 1999/1998 period.

	September 30,		December 31,			September 30,
	1999		1998			1998
	Amount	Percent	Amount		Percent	Amount	Percent

Noninterest-bearing deposits	$ 22,742	8.0	$ 20,978		7.7	$ 21,173	7.9
NOW accounts	39,242	13.8	37,113		13.5	32,558	12.1
Savings deposits	29,339	10.3	26,421		9.6	26,834	10.0
Money market deposit accounts	43,020	15.1	39,584		14.4	39,436	14.7
Certificates of deposit	149,939	52.7	150,097		54.7	148,765	55.4

Total deposits	$284,282	100.0	$274,193		100.0	$268,766	100.0

	September 30, 1999/		September 30, 1999/
	December 31, 1998		September 30, 1998
	Change		Change
	$	%	$		%
Noninterest-bearing deposits	1,764	8.4	1,569		7.4
NOW accounts	2,129	5.7	6,684		20.5
Savings deposits	2,918	11.0	2,505		9.3
Money market deposit accounts	3,436	8.7	3,584		9.1
Certificates of deposit	(158)	(0.1)	1,174	0.8

Total deposits	10,089	3.7	15,516		5.8

Borrowed funds increased $14.5 million during the first nine months of 1999 compared with the same increase from the 1998 period. $8 million of the increase was the result of an investment leverage using borrowings from the FHLB to fund increasing mortgage-backed securities and corporate bonds in our investment portfolio. The other $6.5 million increase was used to fund the strong loan growth and other investments. The Company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home Loan Bank.

CAPITAL

The Company has computed its risk-based capital ratios as follows (dollars
in thousands):

                                                 September 30,         December 31,
                                                     1999                   1998

                                             Amount        Ratio     Amount         Ratio

Total capital (to risk-weighted assets)
Company                                      $30,745       14.35%     $29,296      14.99%
For capital adequacy purposes                17,146        8.00%      15,632       8.00%
To be well capitalized                       21,432       10.00%      19,540      10.00%

Tier I capital (to risk-weighted assets)
Company                                      $28,398       13.25%     $26,893      13.96%
For capital adequacy purposes                 8,573        4.00%       7,816       4.00%
To be well capitalized                       12,859        6.00%      11,724       6.00%

Tier I capital (to average assets)
Company                                      $28,398        8.59%     $26,893       8.66%
For capital adequacy purposes                13,224        4.00%      12,423       4.00%
To be well capitalized                       16,530        5.00%      15,529       5.00%

See the discussion of liquidity below for details regarding future expansion plans and the impact on capital.


Due to the significant rise in market interest rate levels during the past year, our available-for-sale investment portfolio declined in value by $1.4 million net of federal taxes. This decline is the reason why our total shareholders' equity increased by only $328,000 over September 30, 1998.

July 30, 1999 our Company began a plan to purchase, in open market or privately negotiated transactions, up to 135,000 shares of its outstanding common stock. The purchases are to be funded by using available excess capital.

RESULTS OF OPERATIONS

Net income for the nine month period ending September 30, 1999 was $2,646,000, a decrease of $84,000 or 3.1% over the $2,730,000 for the 1998 related period. Earnings per share was $.95 during the first nine months of 1999 compared with $.99 during the comparable 1998 period. Details of the reasons for this decline are discussed on the following pages.

Net income for the three month period was $804,000, a decrease of $165,000 or 16.9% from the $968,000 for the 1998 related period.

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities.

Net interest income for the three month period ending September 30, 1999, after provision for loan losses, was $2,761,000 a decrease of $9,000 compared to with a decrease of $66,000 at September 30, 1998.

Net interest income for the current nine month period, after provision for loan losses, was $8,285,000, an increase of $134,000 or 1.6% compared with a decrease of $37,000 during the same period in 1998.


	Analysis of Average Balances and Interest Rates for the Nine Month Period Ending (1)

	September 30, 1999			September 30, 1998			September 30, 1997

	Average	Average		Average	Average		Average	Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	$	$	%	$	$	%	$	$	%
Short-term investments:
Interest-bearing deposits at banks	1,627	58	4.73%	5,423	219	5.40%	4,255	175	5.50%

Total short-term investments	1,627	58	4.73%	5,423	219	5.40%	4,255	175	5.50%
Investment securities:
Taxable	68,588	3,065	5.96%	75,812	3,537	6.22%	83,445	3,976	6.35%
Tax-exempt (3)	20,509	1,067	6.94%	8,750	476	7.25%	604	58	12.80%
Total investment securities	89,097	4,132	6.18%	84,562	4,013	6.33%	84,049	4,034	6.40%

Total All Investments	90,724	4,190	6.16%	89,985	4,232	6.27%	88,304	4,209	6.36%

Loans:
Residential mortgage loans	136,837	8,648	8.45%	125,923	8,403	8.92%	118,003	8,149	9.23%
Commercial and farm loans	48,788	3,328	9.12%	45,451	3,354	9.87%	43,669	3,246	9.94%
Loans to state and political subdivisions	13,089	822	8.40%	10,380	668	8.60%	9,666	614	8.49%
Other loans	14,491	975	9.00%	13,836	948	9.16%	13,855	1,009	9.74%
Loans, net of
Discount (2)(3)(4)	213,205	13,773	8.64%	195,590	13,373	9.14%	185,193	13,018	9.40%

Total interest-earning assets	303,929	17,963	7.90%	285,575	17,605	8.24%	273,497	17,227	8.42%
Cash and due from banks	6,853			6,536			4,002
Bank premises and equipment	5,891			5,722			4,950
Other assets	2,803			886			4,958

Total non-interest bearing assets	15,547			14,030			13,910

Total assets	319,476			298,719			287,407

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	35,976	479	1.78%	33,120	536	2.16%	32,488	586	2.41%
Savings accounts	27,976	372	1.78%	26,795	444	2.22%	28,040	465	2.22%
Money market accounts	41,020	1,326	4.32%	36,754	1,343	4.89%	27,812	941	4.52%
Sub-total	104,972	2,177	2.77%	96,669	2,323	3.21%	88,340	1,992	3.01%
Certificates of deposit	152,128	6,323	5.56%	145,702	6,255	5.74%	143,955	6,270	5.82%
Total interest-bearing deposits	257,100	8,500	4.42%	242,371	8,578	4.73%	232,295	8,262	4.76%
Other borrowed funds	8,019	325	5.42%	7,025	328	6.24%	8,542	396	6.20%

Total interest-bearing liabilities	265,119	8,825	4.45%	249,396	8,906	4.77%	240,837	8,658	4.81%
Demand deposits	21,998			19,549			18,887
Other liabilities	4,316			3,424			3,617

Total non-interest-bearing liabilities	26,314			22,973			22,504
Stockholders' equity	28,043			26,350			24,066
Total liabilities and stockholders'
Equity	319,476			298,719			287,407

Net interest income		9,138			8,699			8,569


Net interest spread (5)	3.45%	3.47%	3.62%
Net interest income as a percentage
of average interest-earning assets	4.02%	4.07%	4.19%
Ratio of interest-earning assets
to interest-bearing iabilities	1.15	1.15	1.14

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

As described in the table above, the yield on earning assets, on a tax-equivalent basis, was 7.90% and 8.24% during the first nine months of 1999 and 1998, respectively (a decline of 34 basis points). The cost of funds was 4.45% and 4.77% during the same nine month period (a decrease of 32 basis points).

Previously we have experienced the narrowing of our interest margin percentage. The trend has slowed and become more stable during the nine months of 1999. Our longer term interest-bearing liabilities are repricing almost as fast or faster than our interest-earning assets. The current yield curve has become steeper during 1999 increasing our future opportunity to increase margin with new business and as the existing investments and loans mature or repay. We continue to review various pricing and investment strategies to enhance deposit growth while maintaining or expanding the current interest margin.


Analysis of Changes in Net Interest Income on a Tax Equivalent Basis (in thousands) for the Nine Month Period Ended September 30,
	1999 vs. 1998 (1)			1998 vs. 1997 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	In Rate	Change	Volume	In Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	(136)	(26)	(162)	47	(3)	44

Total short-term investments	(136)	(26)	(162)	47	(3)	44
Investment securities:
Taxable	(326)	(146)	(472)	(357)	(81)	(439)
Tax-exempt	610	(18)	592	432	(14)	418
Total investment securities	284	(164)	120	75	(95)	(21)
Loans:
Residential mortgage loans	654	(356)	298	510	(256)	254
Commercial and farm loans	216	(119)	97	131	(23)	108
Loans to state and political subdivisions	170	(16)	154	46	8	54
Other loans	55	(204)	(149)	(1)	(60)	(61)
Loans, net of
Discount	1,095	(695)	400	686	(331)	355

Total Interest Income	1,243	(885)	358	808	(430)	378

Interest Expense:
Interest-bearing deposits:
NOW accounts	54	(111)	(57)	12	(62)	(50)
Savings accounts	21	(93)	(72)	(21)	0	(21)
Money Market accounts	178	(195)	(17)	322	80	402
Certificates of deposit	244	(176)	68	82	(97)	(15)
Total interest-bearing deposits	497	(575)	(78)	395	(79)	316
Other borrowed funds	47	(50)	(3)	(71)	3	(68)
Total interest expense	544	(625)	(81)	324	(76)	248

Net interest income	699	(260)	439	415	(285)	130

(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

The above table details the change in net interest income and shows an increase of $1,243,000 resulting from volume changes in investments and loans. The volume of interest expense increased the cost of interest-bearing deposits and borrowings by $544,000. The positive gain from volume of $699,000 when combined with decrease of income due to rate of $260,000 resulted in a net increase of $439,000 compared to a net decrease of $130,000 for the same period in 1998.

The provision for loan losses was $90,000 and $210,000 for the three-month and nine-month periods ended September 30, 1999 compared to $52,500 and $157,500 for the same periods in 1998.

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


OTHER OPERATING INCOME

	Three months ended
	September 30,		Change	Change
	1999	1998	$	%
Service charges	$378	$287	91	31.7
Trust	81	91	(10)	(11.0)
Other	27	68	(41)	(60.3)
Realized securities gains, net	4	202	(198)	(98.0)
Total	$490	$648	(158)	(24.4)

	Nine months ended
	September 30,		Change	Change
	1999	1998	$	%
Service charges	$1,034	$ 769	265	34.5
Trust	285	257	28	10.9
Other	291	213	78	36.6
Arbitration settlement	29	112	(83)	(74.1)
Realized securities gains, net	231	374	(143)	(38.2)
Total	$1,870	$1,725	145	8.4

As indicated in the above table, other income was $490,000 and $1,870,000 for the three-month and nine-month periods ended September 30, 1999 compared to $648,000 and $1,725,000 for the same periods in 1998.

The increase in service charges is directly attributable to increased checking account, ATM and MasterMoney Card charges.

The trust income increase is the result of a change in our fee structure and additional business.

The decrease in other income was a result of an adjustment to insurance income.

The 1998 increase in realized securities gain was primarily the result of the restructuring of the investment portfolio by selling U. S Treasury Notes and using the proceeds to purchase other securities.

We continue to evaluate means of increasing other operating income to off-set the loss of net interest income described above. Our approach, recently, is to apply service charges on business accounts by charging fees on transaction activity (reduced by earnings credit based on customers' balances) to more equitably recover costs. We expect to continue this analysis for our other products.


OTHER OPERATING EXPENSES

	Three months ended
	September 30,		Change	Change
	1999	1998	$	%
Salaries and employee benefits	$1,128	$1,037	91	8.8
Occupancy	124	134	(10)	(7.5)
Furniture and equipment	173	173	0	0
Professional fees	95	67	28	41.8
Other	719	664	55	8.3
Total	$2,239	$2,075	164	7.9

	Nine months ended
	September 30,		Change	Change
	1999	1998	$	%
Salaries and employee benefits	$3,204	$2,910	294	10.1
Occupancy	392	397	(5)	(1.3)
Furniture and equipment	513	530	(17)	(3.2)
Professional fees	411	223	188	84.3
Other	2,178	2,008	170	8.5
Total	$6,698	$6,068	630	10.4

Other operating expenses detailed above were $2.2 million and $6.7 million for the three-month and nine-month periods ended September 30, 1999 compared to $2.1 million and $6.1 million for the same periods in 1998.

The increase in salaries and employee benefits was a result of normal merit increases.

Occupancy and furniture and equipment expense had very little change in either period.

The other operating expense increase reflects the cost of loan promotions and other normal operating expenses.

PROFESSIONAL FEES	Three months ended
	September 30,
	1999	1998	Change	Change
			$	%
Other professional fees	$ 67	$ 42	25	59.5
Legal fees	11	15	(4)	(26.7)
Examinations and audits	17	10	7	70.0
Total	$ 95	$ 67	28	41.8

	Nine months ended
	September 30,
	1999	1998	Change	Change
			$	%
Other professional fees	$ 343	$ 166	177	106.6
Legal fees	29	25	4	16.0
Examinations and audits	39	32	7	21.9
Total	$ 411	$ 223	188	84.3

Professional fees increase reflects management's efforts to implement strategic growth initiatives and process improvements which will be completed in 1999.

Provision for Income Taxes

The provision for income taxes was $207,000 and $811,000 for the three-month and nine-month periods ended September 30, 1999 compared to $375,000 and $1,078,000 for the same periods in 1998. The decrease was primarily a result of increased levels of tax exempt income.


In November 1999, we entered into a limited partnership agreement to establish a low income housing project in Bradford County, Pa. As a result of this agreement we expect to receive approximately $900,000 of tax credits over a ten year period once the project has been completed.

LIQUIDITY

As detailed in the Consolidated Statement of Cash Flows, our Company incurred a negative net cash flow from operating, investing and financing activities during the 1999 period. The major components have been discussed previously in the financial condition section relating to investments, loans and deposits.

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

Our Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net increase in loans is detailed. Other significant uses of funds include capital expenditures. Surplus funds are then invested in investment securities.

Capital expenditures were $837,000 in 1999, $498,000 more than 1998, primarily the result of the acquisition of property that is now our operations center described below.

These purchases will allow greater operating efficiency and provide our customers with a higher quality product.

On February 8, 1999, we acquired a property near the Mansfield Wal-Mart consisting of a large office building on 2 acres, to be used as an administration and/or operations facility. We expect the costs of acquisition and remodeling to be approximately $1.8 million

In addition, our Company has contracted with Wal-Mart to include a First Citizens branch in their new Supercenter scheduled to be opened May 2000.

Our Company continues to plan for an approximate $2.4 million renovation or replacement of the Mansfield community office. This effort has been in various stages of planning for more than nine years. We expect construction to take place in 2000.

We believe our Company has sufficient resources to complete these projects from our normal operations and that they will have a long-term positive effect on revenues, efficiency and the capacity for future growth.

Our Company achieves liquidity primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA (AFHLB@), and investments that mature in less than one year. The Company also has a maximum borrowing capacity at the FHLB of approximately $89 million as an additional source of liquidity.

Apart from those matters described above, management does not currently believe that there are any current trends, events or uncertainties that would have a material impact on capital.


CREDIT QUALITY RISK

The following table identifies amounts of loan losses and non-performing loans. Past due loans are those that were contractually past due 90 days or more as to interest or principal payments.

	September 30,	December 31,
	1999	1998	1997	1996	1995
Non-performing loans:
Non-accruing loans	$1,292	$1,495	$1,169	$ 844	$ 762
Impaired loans	1,054	382	382	414	697
Accrual loans - 90 days or
More past due	105	15	170	723	689

Total non-performing loans	2,451	1,892	1,721	1,981	2,148
Foreclosed assets held for sale	667	529	238	164	208
Total non-performing assets	$3,118	$2,421	$1,959	$2,145	$2,356

Non-performing loans as a percent
of loans net of unearned income	1.08%	0.92%	0.90%	1.09%	1.33%
Non-performing assets as a percent
of loans net of unearned income	1.38%	1.18%	1.02%	1.18%	1.46%

Allowance for possible loan loasses:	September 30,	December 31,
	1999	1998	1997	1996	1995

Balance at beginning of period	$2,292	$2,138	$1,995	$1,833	$1,721

Charge-offs	(199)	(112)	(83)	(64)	(69)
Recoveries	44	48	16	21	18
Provision for loan losses	210	218	210	205	163

Balance at end of period	$2,347	$2,292	$2,138	$1,995	$1,833

Allowance for losses as a percent
of total loans	1.04%	1.13%	1.11%	1.09%	1.13%

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

The primary components of interest-sensitive assets include adjustable-rate loans and investments, loan repayments, investment maturities and money market investments. The primary components of interest-sensitive liabilities include maturing certificates of deposit, IRA certificates of deposit and short-term borrowings. Savings deposits, NOW accounts and money market investor accounts are considered core deposits and are not short-term interest sensitive (except for the top-tier money market investor accounts which are paid current market interest rates).


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

Numerous interest rate simulations using a variety of assumptions are used by us to evaluate our interest rate risk exposure. A shock analysis at September 30, 1999, indicated that a 200 basis point movement in interest rates in either direction would not have a significant adverse impact on our Company's anticipated net interest income over the next twenty-four months.

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
  Cost of Year 2000
As described above, our primary systems are Year 2000 compliant, therefore, little programming costs will be incurred. Most of the costs incurred in addressing this problem are related to planning and internal testing and validation which are expected to be expensed as incurred. The financial impact to our Company of Year 2000 compliance was $39,000 in 1998. As of the 3rd quarter of 1999, our Y2K expense was $37,000 and future expenditures are not anticipated to be material to our Company's financial position or results of operations for the remainder of 1999. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from these plans.

  Contingency Plans
We, in conjunction with our Year 2000 and Disaster Recovery consultants, have coordinated our disaster recover plans to include the response to a Year 2000 problem. Our Y2K Business Continuation Contingency Plan involves the use of manual labor to compensate for the temporary loss of certain automated computer systems or third party vendors and provides a detailed procedure for our branches and departments.

On October 11, 1999 an employee seminar was held to review the contingency plan procedures. This in-house review was successful in providing our employees with the information necessary to plan for a possible Y2K event both at work and at home. This seminar represented a review and positive validation of our contingency plan.
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

Various congressional bills have been passed and other proposals have been made for significant changes to the banking system, including provisions for: limitation on deposit insurance coverage; changing the timing and method financial institutions use to pay for deposit insurance; expanding the power of banks by removing restrictions on bank underwriting activities; tightening the regulation of bank derivatives' activities; allowing commercial enterprises to own banks; and permitting bank holding companies, such as our Company, to own or control affiliates that engage in securities, mutual funds and insurance activities.

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

Citizens Financial Services, Inc.
(Registrant)

November 10, 1999                        /s/ Richard E. Wilber
                                             By: Richard E. Wilber
                                             President
                                             (Principal Executive Officer)

November 10, 1999                        /s/ Thomas C. Lyman
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