Form 10-K
period 1999-12-31
CITIZENS FINANCIAL SERVICES INC
filed 2000-03-14
CIK 739421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

                                                      Title of each class                                  Name of each exchange on
                                                                                    &n which registered

                                                     NOT APPLICABLE                              NOT APPLICABLE

Securities registered pursuant to section 12 (g) of the Act:

Common Stock, par value $1.00 per share.

(Title of class)

Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the SecuritiesExchange Act of 1934 during the preceding 12 months (or for suchshorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___No_____

The total market value of the voting stock of the Registrant held by non-affiliates (for this purpose, persons or entities other than executive officers, directors, or 5% or more stockholders) of the Registrant, as of March 1, 2000, is estimated to have been approximately $40,701,000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge,

in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The number of shares outstanding of the Registrant's Common Stock, as of December 31, 1999, 2,800,563 shares of Common Stock, par value $1.00.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I, III and IV are incorporated by reference to Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 18, 2000.

Certain information required by Parts II and IV are incorporated by reference to Registrant's Annual Report to Stockholders for the Year Ended December 31, 1999.

Citizens Financial Services, Inc.

Form 10-K

INDEX

Part I                                                                                   &nb                                          Page

Item 1-Business                                                                                  ; 1-3

Item 2-Properties                                                                                &nbs 4

Item 3-Legal Proceedings                                                                                &nb 5

Item 4-Submission of Matters to a Vote of Stockholders                                                    5

Part II

Item 5-Market for Registrant's Common Stock and Related
           Shareholder Matters                                                                                    & 5

Item 6-Selected Financial Data                                                                               &nb 5

Item 7-Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                                       5

Item 7A-Quantitative and Qualitative Disclosure
             About Market Risk                                                                                    &nb 5

Item 8-Financial Statements and Supplementary Data                                                        6

Item 9-Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                                                                      6

Part III

Item 10-Directors and Executive Officers of the Registrant                                                6

Item 11-Executive Compensation                                                                               &nb 6

Item 12-Security Ownership of Certain Beneficial Owners and
             Management                                                                                    &nbs 6

Item 13-Certain Relationships and Related Transactions                                                   6

Part IV

Item 14-Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K                                                                                       7-8

Signatures                                                                                   9

[Page 1]

Part I

Item 1-Business

Citizens Financial Services, Inc. (the "company") is a Pennsylvania business corporation, incorporated April 30, 1984 to form a bank holding company. On April 30, 1984, First Citizens National Bank (the "First Citizens") became a wholly owned subsidiary of our company by means of a merger in which the stockholders of First Citizens became stockholders of our company.

In 1932, First National Bank opened for business in Mansfield, Pennsylvania. In 1970 the First National Bank in Mansfield merged with Citizens National Bank of Blossburg, Pennsylvania to form First Citizens National Bank. In 1971, the Bank expanded into Potter County through the acquisition of the Grange National Bank, which had offices in Ulysses and Genesee, Pennsylvania.

On November 16, 1990, we acquired Star Savings and Loan Association (the "Association"), originally organized as a Pennsylvania-chartered mutual savings and loan association in 1899 and converted to a Pennsylvania-chartered permanent reserve fund stock savings and loan association on March 27, 1986. On December 31, 1991, the Association merged with First Citizens terminating the Association's separate operations as a savings and loan.

On April 20, 1996 First Citizens purchased two branch offices of Meridian Bank in Canton and Gillett, Pennsylvania.

Next, we opened a branch office in the new Weis supermarket in Wellsboro, Pennsylvania on October 31, 1996.

As of December 31, 1999, First Citizens employed 134 full time equivalent employees at our ten banking facilities.

Our company's profitability does not depend upon a few customers, losing the business of any one customer or group of customers would not cause a material impact on our business.

We are dependent geographically upon the economic conditions in north central Pennsylvania and western New York. Additional information related to our business and the competition is detailed in the Management's Discussion and Analysis of the 1999 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

REGULATION AND SUPERVISION

Our company's operations and those of First Citizens are regulated by several federal and state entities, including the Federal Reserve System, the Federal Deposit Insurance Corporation ("FDIC") and the Office of the Comptroller of the Currency ("Comptroller").

The Comptroller is the primary supervisory authority over First Citizens. The Comptroller regularly examines our bank and has the authority, under the Financial Institutions Supervisory Act, to prevent us from engaging in unsafe or unsound practices in the conduct of our business.

Our company is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"). The Act generally does not permit bank holding companies:

To acquire direct or indirect ownership of any company which is not a bank;
To acquire control of more than 5% of the voting shares of any company which is not a bank; or
To engage in any business other than that of:

[Page 2]

Banking;

Managing and controlling banks;

Furnishing services to subsidiary banks; or

Engaging in any other activity which the Federal Reserve deems to be closely related to banking.

The Act also prohibits our company from engaging in "tie-in" arrangements with our customers in which we would extend credit to a customer, and in exchange, the customer would perform services for First Citizens.

The Act requires our company to obtain the approval of the Federal Reserve before we acquire more that 5% of the voting stock of another bank. The Act also requires us to file annual reports with the Federal Reserve. The Act also permits the Federal Reserve to examine the operations of our company.

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

PERMITTED NON-BANKING ACTIVITIES

The Federal Reserve permits our bank holding companies to engage in non-banking activities which are closely related to banking or managing or controlling banks. Our company presently does not engage in any such activities nor does it intend to in the near future.

Neither our company nor our subsidiary anticipates that compliance with environmental laws and regulations will have any material effect on capital expenditures, earnings, or on our competitive position.

Our company is a legal entity, separate and distinct from First Citizens. Most of our company's revenues, including funds available for payment of dividends and for operating expenses, are provided by dividends from First Citizens. Certain limitations exist on the availability of First Citizens's undistributed net assets for the payment of dividends to our parent without prior approval of First Citizens regulatory authorities as further described in Footnote 14 of the 1999 Annual Report to the stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

LEGISLATION AND REGULATORY CHANGES

From time to time, various types of federal and state legislation have been proposed that could result in additional regulation of and restrictions on the business of our company and First Citizens. We cannot predict whether such legislation will be adopted or, if adopted, how such legislation would affect the business of our company or First Citizens. As a consequence of the extensive regulation of commercial banking activities in the United States, the company's and Bank's business is particularly susceptible to being affected by new and revised federal legislation and regulations that may increase the cost of doing business.

[Page 3]

Risk-Based Capital Guidelines. The Federal Reserve, the FDIC and the Comptroller have issued certain risk-based capital guidelines, which supplement existing capital requirements and have been discussed in Footnote 14 of the 1999 Annual Report to the stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

We are not aware of any other current specific recommendations by regulatory authorities or proposed legislation, which if it were adopted, would have a material adverse effect upon our company's liquidity, capital resources, or results of operations, although the general cost of compliance with numerous federal and state laws and regulations does have, and in the future may have, a negative impact on our company's results of operations.

The state of the financial services industry effects the business of our company is also. As a result of legal and industry changes, we believe that the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. We believe that such consolidations and mergers may enhance our competitive position as a community bank by creating the customer perception of poor service at large institutions.

EFFECT OF GOVERNMENT MONETARY POLICIES

The monetary and fiscal policies of the United States government and agencies greatly affect domestic economic conditions and the economic conditions in the United States affect the earnings of our company.

The monetary policies of the Federal Reserve Board have had and will likely continue to have, an important impact on the operating results of commercial banks through our power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve Board has a major effect upon the levels of bank loans, investments and deposits through our open market operations in United States securities and through our regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies (also see page 53 of Management's Discussion and Analysis of the 1999 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference).

[Page 4]

Item 2-Properties

The headquarters of our company is located in Mansfield, Pennsylvania. The building contains the central offices of the company and First Citizens. Our Bank also owns eight other banking facilities. All buildings are owned by First Citizens and are free of any liens or encumbrances.

PROPERTIES                                                                          Current Building
                                                                                    &n Construction Date
                                                                                    &n (Renovation Date)

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

  Main St.
  Gillett, PA 16925                                                                                &n 1970 (1997)

Operations Center
  1163 South Main St.
  Mansfield PA 16933                                                                            1999

The net book value for these properties, as of December 31, 1999 was $5,942,000. The properties are adequate to meet the needs of the employees and customers. We discuss future expansion plans for the Mansfield office and operations center in Management's Discussion and Analysis on pages 51 of the 1999 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference. We have equipped all of our facilities with current technological improvements for data and word processing.

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

[Page 5]

Item 3-Legal Proceedings

We are not aware of any litigation that would have a material adverse effect on the consolidated financial position of our company. We know of no proceedings pending other than ordinary, routine litigation incidental to the business of the company and our subsidiary. In addition, we know of no material proceedings that are pending or are known to be threatened or contemplated against our company and our bank subsidiary by government authorities.

Item 4-Submission of Matters to a Vote of Stockholders

We submitted no matters to a vote of security holders in the fourth quarter of 1999.

Part II

Item 5-Market for the Registrant's Common Stock and Related

Shareholder Matters

Our company's stock is not listed on any stock exchange, but it is listed on the National Association of Securities Dealers OTC Bulletin Board electronic system under the trading symbol CZFS.

You can find our market and dividend information on pages 20, 36, and 56 of our company's 1999 Annual Report to the Stockholders which are included in Exhibit 13 hereto.

Our company has paid dividends since April 30, 1984, the effective date of our formation as a bank holding company. Our company's Board of Directors intends to continue the dividend payment policy; however, future dividends necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors as in existence at the time the Board of Directors considers dividend policy. Cash available for dividend distributions to stockholders of our company comes from dividends paid to our company by First Citizens. Therefore, restrictions on the ability of First Citizens to make dividend payments are directly applicable to our company.

Under the Pennsylvania Business Corporation Law of 1988, our company may pay dividends only if, after payment, our company would be able to pay our debts as they become due in the usual course of our business and our total assets will be greater than the sum of our total liabilities.

As of February 18, 2000 our company had approximately 1,484 stockholders of record.

Item 6-Selected Financial Data

You can find the discussion required by this item on page 36 of the 1999 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

Item 7-Management's Discussion and Analysis of Financial

Condition and Results of Operations

You can find information required by this item on pages 38 - 53 of the 1999 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

Item 7A-Quantitative and Qualitative Disclosures About Market Rate Risk

You can find information required by this item 7A on pages 51 - 53 of the 1999 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

[Page 6]

Item 8-Financial Statements and Supplementary Data

You can find information required by this item on pages 13 - 34 and 36 of the 1999 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

Financial Statements:

Consolidated Balance Sheet as of December 31, 1999 and 1998
Consolidated Statement of Income for the Years Ended  December 31, 1999, 1998 and 1997
Consolidated Statement of Changes in Stockholders' Equity  for the Years Ended December 31, 1999, 1998 and 1997
Consolidated Statement of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997
Notes to Consolidated Financial Statements
Report of Independent Certified Public Accountants
Item 9-Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure

None

Part III

Item 10-Directors and Executive Officers of the Registrant

You can find this information appearing in our Proxy Statement under the caption "Board of Directors and Executive Officers" to the Annual Meeting of Stockholders to be held April 18, 2000, those sections of our proxy statement are incorporated by reference in response to this item.

Item 11-Executive Compensation

You can find information appearing in our Proxy Statement under the caption "Executive Compensation", that section of our proxy statement is incorporated by reference in response to this item.

Item 12-Security Ownership of Certain Beneficial Owners and

Management

You can find this information appearing in our Proxy Statement under the caption "Beneficial Ownership of the Corporation's Stock Owned by Principal Owners and Management". That section of our proxy statement is related to the Annual Meeting of Stockholders to be held April 18, 2000, is incorporated by reference in response to this item.

Item 13-Certain Relationships and Related Transactions

You can find this in our Proxy Statement under the caption "Certain Relationships and Related Transactions" that is incorporated by reference in response to this item.

[Page 7]

Part IV

Item 14-Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a(1)-Financial Statements. The following consolidated financial statements of Citizens Financial Services, Inc. and subsidiary are incorporated by reference to the 1999 Annual Report:

Consolidated Balance Sheet as of December 31, 1999 and 1998
Consolidated Statement of Income for the Years Ended December 31, 1999, 1998 and 1997
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997
Consolidated Statement of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997
Notes to Consolidated Financial Statements

Report of Independent Certified Public Accountants

(2)-Financial Statement Schedules. Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statement or in the notes thereto.

(3)-Exhibits: The following Exhibits are filed herewith, or incorporated by reference as a part of this report.

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

(11) - Computation of Earnings Per Share included on page 20 of the 1999 Annual Report to Stockholders.

(13) - Annual Report to Stockholders for the year ended December 31, 1999.

                               (21) - Subsidiaries of Citizens Financial Services, Inc. (27) - Financial Data Schedule, which are submitted electronically to the Securities and Exchange Commission for information only and not filed.

[Page 8] (b) Reports on Form 8-K.

     No current report on Form 8-K was filed by the Registrant during the fourth quarter of the 1999 fiscal year.

(c) The exhibits required to be filed by this item are listed under Item 14(a)(3) above.

(d) Not applicable.

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

/s/ Richard E. Wilber                                                                      /s/ Thomas C. Lyman
By: Richard E. Wilber                                                                    By: Thomas C. Lyman
President, Chief Executive Officer                                                   Treasurer
(Principal Executive Officer)                                                            (Principal Financial &
                                                                                    &n Accounting Officer)

Date: March 7, 2000                                                                      Date:  March 7, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity                                                                         Date

/s/ Richard E. Wilber                                                                        March 7, 2000
Richard E. Wilber, President, Chief Executive Officer, Director (Principal Executive Officer)

/s/ Carol J. Tama                                                                              March 7, 2000
Carol J. Tama, Director

/s/ R. Lowell Coolidge                                                                      March 7, 2000
R. Lowell Coolidge, Director

/s/ Rudolph J. van der Hiel                                                                March 7, 2000
Rudolph J. van der Hiel, Director

John E. Novak, Director

/s/ Bruce L. Adams                                                                          March 7, 2000
Bruce L. Adams, Director

/s/ William D. VanEttan                                                                    March 7, 2000
William D. VanEttan, Director

/s/ Larry J. Croft                                                                               March 7, 2000
Larry J. Croft, Director

John M. Thomas, MD, Director

/s/ Mark L. Dalton                                                                            March 7, 2000
Mark L. Dalton, Director

/s/ Thomas C. Lyman                                                                        March 7, 2000
Thomas C. Lyman, Treasurer
(Principal Financial and Accounting Officer)

[Page 10]

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

(11) - Computation of Earnings Per Share included on page 20 of the 1999 Annual Report to Stockholders

(13)- Annual Report to Stockholders for the year ended December 31, 1999.

                               (21) - Subsidiaries of Citizens Financial Services, Inc. (27) - Financial Data Schedule, which are submitted electronically to the Securities and Exchange Commission for information only and not filed.