Form 10-Q
period 2000-03-31
CITIZENS FINANCIAL SERVICES INC
filed 2000-05-11
CIK 739421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

or

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

The number of shares outstanding of the Registrant's Common Stock, as of
May 2, 2000 2,745,401 shares of Common Stock, par value $1.00.


Citizens Financial Services, Inc.

Form 10-Q

INDEX

Page
Part I FINANCIAL INFORMATION (UNAUDITED)

Item 1-Financial Statements

     Consolidated Balance Sheet as of March 31, 2000,
       December 31, 1999                                                                     1

     Consolidated Statement of Income for the
       Three Months Ended March 31, 2000 and 1999                                            2

     Consolidated Statement of Comprehensive Income for the
       Three Months Ended March 31, 2000 and 1999                                            3

     Consolidated Statement of Cash Flows for the Three Months Ended
       March 31, 2000 and 1999                                                               4

     Notes to Consolidated Financial Statements                                              5

Item 2 -Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                              5-16

Item 3-Quantitative and Qualitative Disclosure About Market Risk                           17

Part II OTHER INFORMATION AND SIGNATURES

Item 1-Legal Proceedings                                                                    18

Item 2-Changes in Securities                                                                18

Item 3-Defaults upon Senior Securities                                                      18

Item 4-Submission of Matters to a Vote of Security Holders                                 18

Item 5-Other Information                                                                    18

Item 6-Exhibits and Reports on Form 8-K                                                   18-19

Signatures                                                                             &nbs 20


CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
	March 31	December 31
	2000	1999
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 6,306,171	$ 8,363,742
Interest-bearing	311,674	158,051

Total cash and cash equivalents	6,617,845	8,521,793

Available-for-sale securities	89,617,692	91,695,667

Loans (net of allowance for loan losses 2000, $2,374,000; December 31, 1999, $2,270,000)

	231,962,470	229,159,271

Foreclosed assets held for sale	441,054	573,054
Premises and equipment	6,004,077	5,942,078
Accrued interest receivable	2,251,814	2,120,148
Other assets	2,924,980	2,767,268

TOTAL ASSETS	$339,819,932	$340,779,279

LIABILITIES:
Deposits:
Noninterest-bearing	$ 24,443,767	$ 23,434,754
Interest-bearing	260,271,920	260,882,983

Total deposits	284,715,687	284,317,737

Borrowed funds	24,629,018	25,852,980
Accrued interest payable	1,988,885	2,557,303
Other liabilities	1,476,950	968,646

TOTAL LIABILITIES	312,810,540	313,696,666

STOCKHOLDERS' EQUITY:
Common Stock
$1.00 par value; authorized 10,000,000 shares;
Issued 2,800,563 shares in 2000 and at December 31, 1999, respectively	2,800,563	2,800,563
Additional paid-in capital	8,374,160	8,374,160
Retained earnings	18,969,208	18,432,375

TOTAL	30,143,931	29,607,098

Accumulated other comprehensive (loss)	(2,185,372)	(2,064,150)
Less: Treasury Stock at cost
55,162 shares at March 31, 2000	(949,167)
26,585 shares at December 31, 1999		(460,335)
TOTAL STOCKHOLDERS' EQUITY	27,009,392	27,082,613
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$339,819,932	$340,779,279

The accompanying notes are an integral part of these financial statements.


CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended
	March 31
	2000	1999
INTEREST INCOME:
Interest and fees on loans	$4,879,236	$4,449,017
Interest-bearing deposits with banks	10,422	5,485
Investment securities:
Taxable	1,012,032	997,813
Nontaxable	232,900	224,954
Dividends	109,943	35,619

TOTAL INTEREST INCOME	6,244,533	5,712,888

INTEREST EXPENSE:
Deposits	2,933,560	2,792,098
Borrowed funds	408,845	94,920

TOTAL INTEREST EXPENSE	3,342,405	2,887,018

NET INTEREST INCOME	2,902,128	2,825,870
Provision for loan losses	99,999	60,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,802,129	2,765,870

OTHER OPERATING INCOME:
Service charges	405,691	289,242
Trust	116,991	99,686
Other	99,769	133,371
Arbitration settlement	-	28,595
Realized securities gains, net	19,622	95,482

TOTAL OTHER OPERATING INCOME	642,073	646,376

OTHER OPERATING EXPENSES:
Salaries and employee benefits	1,081,089	1,011,575
Occupancy	141,456	136,190
Furniture and equipment	178,031	165,945
Professional fees	131,189	182,644
Other	730,080	732,049

TOTAL OTHER OPERATING EXPENSES	2,261,845	2,228,403

Income before provision for income taxes	1,182,357	1,183,843
Provision for income taxes	244,845	295,491

Net Income	$ 937,512	$ 888,352

Earnings Per Share	$ 0.34	$ 0.32
Cash Dividend Declared	$ .145	$ .135

Weighted average number of shares outstanding	2,756,675	2,800,563

The accompanying notes are an integral part of these financial statements.


CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended March 31

		2000		1999

Net income		$ 937,512		$ 888,352
Other comprehensive income:
Unrealized gains(losses) on available for sale securities	(164,048)		(824,204)
Less: Reclassification adjustment for gain included in net income	(19,622)	(183,670)	(95,482)	(919,686)
Other comprehensive income before tax		(183,670)		(919,686)
Income tax expense related to other comprehensive income		(62,448)		(312,693)
Other comprehensive income, net of tax		(121,222)		(606,993)
Comprehensive income		$ 816,290		$ 281,359

The accompanying notes are an integral part of these financial statements.


CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	Three Months Ended
	March 31,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 937,512	$ 888,352
Adjustments to reconcile net income to net
Cash provided by operating activities:
Provision for loan losses	99,999	60,000
Provision for depreciation and amortization	205,812	190,721
Amortization and accretion of investment securities	56,380	114,800
Deferred income taxes	(50,748)	16,251
Realized gains on securities	(19,622)	(95,482)
Realized gains on loans sold	(1,800)	(9,180)
Losses (Gains) on sales or disposals of Premises and equipment	2,699	(377)
Originations of loans held for sale	(270,975)	(998,500)
Proceeds from sales of loans held for sale	272,775	1,007,680
Gains on sale of foreclosed assets held for sale	(8,400)	(11,607)
(Increase) decrease in interest receivable and other assets	(203,375)	5,207
Decrease in interest payable and other liabilities	(60,114)	(320,902)
Net cash provided by operating activities	960,143	846,963

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	5,805,150	8,843,777
Proceeds from maturity and principal repayments of securities	876,295	4,536,541
Purchase of securities	(4,823,897)	(9,133,405)
Net increase in loans	(2,868,248)	(1,900,017)
Capital expenditures	(243,318)	(484,034)
Proceeds from sales of premises and equipment	-	4,480
Proceeds from sale of foreclosed assets held for sale	105,450	50,000
Net cash (used) provided in investing activities	(1,148,568)	1,917,342

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	397,950	569,966
Proceeds from long-term borrowings	698,950	249,033
Repayments of long-term borrowings	(149,841)	(203,172)
Net decrease in short-term borrowed funds	(1,773,070)	(3,152,144)
Acquisition of Treasury Stock	(488,832)	-
Dividends paid	(400,680)	(374,414)
Net cash used by financing activities	(1,715,523)	(2,910,731)

Net decrease in cash and cash equivalents	(1,903,948)	(146,426)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,521,793	7,304,803

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 6,617,845	$ 7,158,377

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 3,910,823	$ 3,488,337

Income taxes paids	$ -	$ -

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

The accompanying interim financial statements have been prepared by the company without audit and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the company's financial position as of March 31, 2000, and the results of operations for the interim periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2 - Earnings per Share

Earnings per share calculations give retroactive effect to stock dividends declared by the company. The number of shares used in the earnings per share and dividends per share calculation was 2,756,675 for 2000 and 2,800,563 for 1999.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Citizens Financial Service, Inc., a bank holding company and its subsidiary. Our company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary First Citizens National Bank. The financial conditions and results of operations. You should read our discussion should be read in conjunction with the preceding March 31, 2000 Financial Report. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results you may expect for the full year.

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

Readers should carefully review the risk factors described in other documents our company files from time to time with the Securities and Exchange Commission, including the annual report on Form 10-K to be filed by our company and any current reports on Form 8-K filed by our company.


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

On April 18, 2000, our company executed an agreement whereby we will be acquiring all Bradford County Pennsylvania offices of Sovereign Bank. These six offices located in Sayre, Troy, State Line, Leraysville and Towanda, have total deposits of nearly $80 million. We will also receive Sovereign's Bradford County loan portfolio totaling approximately $30 million. We expect the consummation date for this acquisition to be around September 30, 2000.

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

FINANCIAL CONDITION

INVESTMENTS

The investment portfolio, including available-for-sale and held-to-maturity securities, decreased by $2.1 million or 2.27% from December 31, 1999 to March 31, 2000. Primarily the result of principal payments received on mortgage-backed securities.

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


As shown in the following tables, the change in loans grew by $2.9 million or 1.3% for the period compared to the December 31, 1999, reflecting a normal seasonal slow down. Residential mortgage lending is a principal business activity and one our company expects to continue by providing a full complement of competitively priced conforming, nonconforming and home equity mortgages (dollars in thousands).

	March 31,		December 31,
	2000		1999
	Amount	Percent	Amount	Percent

Real estate:
Residential	$142,710	60.9	$143,877	62.2
Commercial	32,453	13.8	32,159	13.9
Agricultural	11,891	5.1	9,392	4.1
Loans to individuals
for household,
family and other purchases	15,621	6.7	15,569	6.7
Commercial and other loans	13,103	5.6	12,313	5.3
State and political subdivision loans	18,582	7.9	18,148	7.8

Total loans	234,360	100.0	231,458	100.0

Unearned income	24		29

Net loans	$234,336		$231,429

	March 31, 2000/
	December 31, 1999
	Change
	$	%
Real estate:
Residential	(1,167)	(0.8)
Commercial	294	0.9
Agricultural	2,499	26.6
Loans to individuals
for household,
family and other purchases	52	0.3
Commercial and other loans	790	6.4
State and political subdivision loans	434	2.4

Total loans	2,902	1.3

We focus our commercial lending activity primarily on small businesses and our company's commercial lending officers have been successful in attracting new business loans.

We expect loans to state and political subdivisions will continue to increase for the remainder of 2000.

There was virtually no change in total deposits during the March 31, 2000 period. However, money market funds decreased as customers moved funds to certificates of deposit to "lock-in" higher long term rates.


(dollars in thousands)

	March 31, 2000		December 31,
	2000		1999
	Amount	Percent	Amount	Percent

Noninterest-bearing deposits	$24,445	8.6	$23,435	8.3
NOW accounts	36,873	12.9	36,081	12.7
Savings deposits	27,504	9.7	26,276	9.2
Money market deposit accounts	34,082	12.0	39,831	14.0
Certificates of deposit	161,812	56.8	158,695	55.8

Total deposits	$284,716	100.0	$284,318	100.0

	March 31, 2000/
	December 31, 1999
	Change
	$	%
Noninterest-bearing deposits	1,010	4.3
NOW accounts	792	2.2
Savings deposits	1,228	4.7
Money market deposit accounts	(5,749)	(14.4)
Certificates of deposit	3,117	2.0

Total deposits	398	0.1

Borrowed funds decreased $1.2 million during the first three months of 2000. The company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home Loan Bank.

CAPITAL

The company has computed its risk-based capital ratios as follows (dollars
in thousands):

                                                  March 31,             December 31,
                                                    2000                   1999

                                              Amount        Ratio     Amount         Ratio

Total capital (to risk-weighted assets)
company                                        $30,673      13.76%    $30,610        14.09%
For capital adequacy purposes                  17,836       8.00%     17,382         8.00%
To be well capitalized                         22,294      10.00%     21,728        10.00%

Tier I capital (to risk-weighted assets)
company                                        $28,300      12.69%    $28,341        13.04%
For capital adequacy purposes                   8,918       4.00%      8,691         4.00%
To be well capitalized                         13,377       6.00%     13,037         6.00%

Tier I capital (to average assets)
company                                        $28,300       8.27%    $28,341         8.32%
For capital adequacy purposes                  13,690       4.00%     13,620         4.00%
To be well capitalized                         17,112       5.00%     17,025         5.00%


See the discussion of liquidity below for details regarding future expansion plans and the impact on capital.

Due to the significant rise in market interest rate levels during 1999 and 2000, our available-for-sale investment portfolio continued to decline in value by $100,000 net of federal taxes. Dividend payments, stock repurchase and the rise in market rates resulted the decline in our total shareholders' equity of $73,000 from December 31, 1999.

July 30, 1999 our company began a plan to purchase, in open market or privately negotiated transactions, up to 135,000 shares of its outstanding common stock. A total of 55,162 shares have been repurchase at a cost of $1 million as of March 31, 2000.

RESULTS OF OPERATIONS

Net income for the three month period ending March 31, 2000 was $938,000, an increase of $49,000 or 5.5% over the $888,000 for the 1999 related period. Earnings per share was $.34 during the first three months of 2000 compared with $.32 during the comparable 1999 period. Details of the reasons for this increase are discussed on the following pages (dollars in thousands).

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on liabilities.

Net interest income for the three month period ending March 31, 2000, after provision for loan losses, was $2,802,000 an increase of $36,000 compared to an increase of $75,000 at March 31, 1999.


Analysis of Average Balances and Interest Rates (1)

	March 31, 2000			March 31, 1999			March 31, 1998

	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	$	$	%	$	$	%	$	$	%
Short-term investments:
Interest-bearing deposits at banks	796	10	5.05	408	5	4.97	2,635	36	5.54
Investment securities:
Taxable	72,990	1,144	6.27	70,457	1,035	5.88	76,236	1,252	6.57
Tax-exempt (3)	20,634	353	6.84	19,724	341	6.92	6,061	102	6.73
Total investment securities	93,624	1,497	6.40	90,181	1,376	6.10	82,297	1,354	6.58

Loans:
Residential mortgage loans	143,415	2,997	8.40	132,546	2,827	8.65	123,627	2,732	8.96
Commercial and farm loans	57,294	1,292	9.07	49,341	1,157	9.51	45,794	1,112	9.85
Loans to state and political subdivisions	18,492	380	8.26	10,051	211	8.51	10,256	221	8.74
Other loans	15,355	340	8.91	14,616	326	9.05	12,900	313	9.84
Loans, net of
Discount (2)(3)(4)	234,556	5,009	8.59	206,554	4,521	8.88	192,577	4,378	9.22

Total interest-earning assets	328,976	6,516	7.97	297,143	5,902	8.06	277,509	5,768	8.43
Cash and due from banks	6,844			7,016			6,142
Bank premises and equipment	5,927			5,757			5,760
Other assets	1,092			1,752			4,967

Total non-interest bearing assets	13,863			14,469			16,374

Total assets	342,839			311,668			294,378

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	35,668	163	1.84	34,984	155	1.80	32,146	180	2.27
Savings accounts	26,607	108	1.63	26,782	124	1.88	26,452	144	2.21
Money market accounts	36,147	433	4.82	39,246	418	4.32	35,601	425	4.84
Certificates of deposit	160,983	2,229	5.57	151,348	2,095	5.61	144,677	2,055	5.76
Total interest-bearing deposits	259,405	2,933	4.55	252,360	2,792	4.49	238,876	2,804	4.76
Other borrowed funds	27,695	409	5.94	7,335	95	5.25	7,191	111	6.26

Total interest-bearing liabilities	287,100	3,342	4.68	259,695	2,887	4.51	246,067	2,915	4.80
Demand deposits	22,993			20,333			19,060
Other liabilities	3,721			3,142			3,105

Total non-interest-bearing liabilities	26,714			23,475			22,165
Stockholders' equity	29,025			28,498			26,146
Total liabilities and stockholders'
Equity	342,839			311,668			294,378

Net interest income		3,174			3,015			2,853

Net interest spread (5)			3.28%			3.55%			3.63%
Net interest income as a percentage
Of average interest-earning assets			3.88%			4.12%			4.17%
Ratio of interest-earning assets
To interest-bearing liabilities			1.15			1.14			1.13

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

We have experienced a narrowing interest margin percentage during 1999 and the first quarter of 2000, continuing the trend in recent years. The 1998 flat yield curve limited our opportunity to increase margin with new business as the existing investments and loans mature or repay. When the yield curve became steeper in 1999, interest rates began to rise resulting in our short-term liabilities repricing faster than our short term assets. Currently the yield curve is slightly inverted (not a normal up slope) beyond 10 years. However, most of the

company's investments, loans, deposits and borrowings are priced or repriced along the three month to five year portion of the yield curve. We continue to review various pricing and investment strategies to enhance deposit growth while maintaining or expanding the current interest margin.
     We continue to review various pricing and investment strategies to enhance deposit growth while maintaining or expanding the current interest margin.

  Analysis of Changes in Net Interest Income on a Tax Equivalent Basis (in thousands) for the Three Month Period Ended March 31,
	2000 vs. 1999 (1)			1999 vs. 1998 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	In Rate	Change	Volume	In Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	5	-	5	(28)	(3)	(31)
Investment securities:
Taxable	38	71	109	(91)	(126)	(217)
Tax-exempt	16	(4)	12	236	3	239
Total investment securities	54	67	121	145	(123)	22
Loans:
Residential mortgage loans	226	(56)	170	185	(91)	94
Commercial and farm loans	177	(42)	135	82	(37)	45
Loans to state and political subdivisions	174	(5)	169	(4)	(5)	(9)
Other loans	16	(2)	14	33	(20)	13
Loans, net of
Discount	593	(105)	488	296	(153)	143

Total Interest Income	652	(38)	614	413	(279)	134

Interest Expense:
Interest-bearing deposits:
NOW accounts	3	5	8	19	(44)	(25)
Savings accounts	(1)	(15)	(16)	2	(22)	(20)
Money Market accounts	(26)	41	15	136	(143)	(7)
Certificates of deposit	134	-	134	90	(50)	40
Total interest-bearing deposits	110	31	141	247	(259)	(12)
Other borrowed funds	79	235	314	5	(21)	(16)
Total interest expense	189	266	455	252	(280)	(28)

Net interest income	463	(304)	159	161	1	162

(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.
As can be seen from the preceding tables, tax equivalent net interest income rose from $2,853,000 in 1998 to $3,015,000 in 1999 and increased to $3,174,000 in 2000. In the period ending March 31, 2000, net interest income increased $159,000 while overall spread decreased from 3.55% to 3.28%. The increased volume of interest-earning assets generated an increase in interest income of $652,000 while increased volume of interest-bearing liabilities produced $189,000 of interest expense. The change in volume resulted in an increase of $463,000 in net interest income. The net change in rate was a negative $304,000 resulting in a total positive net change of $159,000 when combined with change in volume. The yield on interest-earning assets decreased 9 basis points from 8.06% to 7.97% and the average interest rate on interest-bearing liabilities increased 17 basis points from 4.51% to 4.68%. We are currently evaluating ways to improve the interest spread.
The provision for loan losses was $100,000 for the three-month period ended March 31, 2000 compared to $60,000 for the same period in 1999.

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


OTHER OPERATING INCOME (dollars in thousands)

	Three months ended
	March 31,		Change
	2000	1999	$	%
Service charges	$405	$289	116	40.1
Trust	117	100	17	17.0
Other	100	133	(33)	(24.8)
Arbitration settlement	-	29	(29)
Realized securities gains, net	20	95	(75)	(78.9)
Total	$642	$646	(4)	(0.6)

As indicated in the table above, other income was $642,000 for the three-month period ended March 31, 2000 compared to $646,000 for the same period in 1999.

The increase in service charges is directly attributable to increased checking account, ATM and MasterMoney Card charges.

The trust income increase is the result of a change in our fee structure and additional business.

The decrease in other income was primarily a result of an adjustment to insurance income.

We continue to evaluate means of increasing other operating income to off-set the loss of net interest income described above. Our approach is to apply service charges on transaction accounts by charging fees on transaction activity (reduced by earnings credit based on customers' balances) to more equitably recover costs. We expect to continue this analysis for our other products.

OTHER OPERATING EXPENSES (dollars in thousands)

	Three months ended
	March 31,		Change
	2000	1999	$	%
Salaries and employee benefits	$1,081	$1,011	70	6.9
Occupancy	142	136	6	4.4
Furniture and equipment	178	166	12	7.2
Professional fees	131	183	(52)	(28.4)
Other	730	732	(2)	(0.3)
Total	$2,262	$2,228	34	1.5

Other operating expenses detailed above were $2.3 million for the three-month period ended March 31, 2000 compared to $2.2 million for the same period in 1999.

The increase in salaries and employee benefits was a result of normal merit increases.

Occupancy and furniture and equipment expense had very little change in either period.

The other operating expense increase reflects the cost of loan promotions and other normal operating expenses.

PROFESSIONAL FEES (dollars in thousands)	Three months ended
	March 31,
	2000	1999	Change
			$	%
Other professional fees	113	165	(52)	(31.5)
Legal fees	5	5	-	-
Examinations and audits	13	13	-	-
Total	131	183	(52)	(28.4)

Professional fees increase reflects management's efforts to implement strategic growth initiatives and process improvements most of which were completed in 1999.


Provision for Income Taxes

The provision for income taxes was $245,000 for the three-month period ended March 31, 2000 compared to $296,000 for the same period in 1999. The decrease was primarily a result of increased levels of tax exempt income.

In November 1999, we entered into a limited partnership agreement to establish a low income housing project in Bradford County, Pa. As a result of this agreement we expect to receive approximately $900,000 of tax credits over a ten year period once the project has been completed.

BRANCH ACQUISITION

On April 18, 2000, our company executed an agreement whereby we will be acquiring all Bradford County Pennsylvania offices of Sovereign Bank. These six offices located in Sayre, Troy, State Line, Leraysville and Towanda, have total deposits of nearly $80 million. We will also receive Sovereign's Bradford County loan portfolio totaling approximately $30 million. The consummation date for this acquisition is expected to be around September 30, 2000.

Our acquisition of Sovereign Bank's loans consist primarily of small business and consumer loans. Future growth in residential mortgage lending in anticipated.

$80 million from the Bradford County offices to be acquired will provide a significant addition to our core deposit base and will have a positive impact upon our liquidity.

The consummation of the acquisition of Bradford County branches will enable us to eliminate all of our short-term and long-term borrowings from the Federal Home Loan Bank.

We believe this transaction will increase earnings in 2001 and beyond.

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


Capital expenditures during the first quarter of 2000 were $243,000, $241,000 less than the same period in 1999.

On February 8, 1999, we acquired a property near the Mansfield Wal-Mart consisting of a large office building on 2 acres, to be used as an operations facility. The cost of acquisition and the expected remodeling will be approximately $1.8 million

In addition, our company has contracted with Wal-Mart to include a First Citizens branch in their new Supercenter scheduled to be opened August 2000.

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

Our company achieves liquidity primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA, and investments that mature in less than one year. The company also has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $89 million as an additional source of liquidity.

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

	March 31,	December 31,
	2000	1999	1998	1997	1996
Non-performing loans:
Non-accruing loans	$ 303	$ 421	$ 1,495	$ 1,169	$ 844
Impaired loans	847	1,334	382	382	414
Accrual loans - 90 days or
More past due	228	78	15	170	723

Total non-performing loans	1,378	1,833	1,892	1,721	1,981
Foreclosed assets held for sale	441	573	529	238	164
Total non-performing assets	$ 1,819	$ 2,406	$ 2,421	$ 1,959	$ 2,145

Non-performing loans as a percent
of loans net of unearned income	0.59%	0.79%	0.92%	0.90%	1.09%
Non-performing assets as a percent
of loans net of unearned income	0.78%	1.04%	1.18%	1.02%	1.18%

Allowance for possible loan loasses:	March 31,	December 31,
	2000	1999	1998	1997	1996

Balance at beginning of period	$ 2,270	$ 2,292	$ 2,138	$ 1,995	$ 1,833

Charge-offs	(22)	(551)	(112)	(83)	(64)
Recoveries	26	54	48	16	21
Provision for loan losses	100	475	218	210	205

Balance at end of period	$ 2,374	$ 2,270	$ 2,292	$ 2,138	$ 1,995

Allowance for losses as a percent
of total loans	1.01%	0.98%	1.13%	1.11%	1.09%

Interest does not accrue on impaired loans. Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

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


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

Our company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management process that will effectively identify, measure, and monitor our company's risk exposure.

We us numerous interest rate simulations employing a variety of assumptions are used by us to evaluate our interest rate risk exposure. A shock analysis at March 31, 2000, indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our company's anticipated net interest income over the next twenty-four months.

GENERAL

The majority of assets and liabilities of a financial institution are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets and on noninterest expenses, which tend to rise during periods of general inflation. The recent action by the Federal Reserve of increasing short-term interest rates will help ensure that the level of inflation remains at a relatively low level.
Various congressional bills have been passed and other proposals have been made for significant changes to the banking system, including provisions for: limitation on deposit insurance coverage; changing the timing and method financial institutions use to pay for deposit insurance; and tightening the regulation of bank derivatives' activities.
On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, which is also known as the Financial Services Modernization Act. The act repeals some depression-era banking laws and will permit banks, insurance companies and securities firms to engage in each others' business after complying with certain conditions and regulations which are yet to be finalized. The act grants to community banks the power to enter new financial markets as a matter of right that larger institutions have managed to do on an ad hoc basis. At this time, our company has no plans to pursue these additional possibilities.
Our company does not believe that the Financial Services Modernization Act will have an immediate positive or negative material impact on our operations. However, the act may have the result of increasing the amount of competition that our company faces from larger financial service companies, many of whom have substantially more financial resources than our company, which may now offer banking services in addition to insurance and brokerage products.
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


risk, principally interest rate risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments and was disussed previously in this Form 10-Q. Interest rate risk is managed by management and a committee of the board of directors.

No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 1999.

<PAGE

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

Item 2 - Changes in Securities - Nothing to report.

Item 3 - Defaults Upon Senior Securities - Nothing to report.

Item 4 - Submission of Matters to a Vote of Security Holders.

Results of the voting at the Annual Meeting of Shareholders held on April 18, 1999 at 12:00 p.m. at the Tioga County Fairgrounds Youth Building, Whitneyville, Pennsylvania, 16901

1. Election of Class 1 Directors whose term will expire in 2003
  For        Withhold Authority Bruce L. Adams                        2,129,147        53,852
William D. Van Etten                  2,129,147        53,852           Continuing Directors:

          Mark L. Dalton            Class 2          Term Expires 2001
          John E. Novak             Class 2          Term Expires 2001
          Rudolph J. van der Heil   Class 2          Term Expires 2001
          Carol J. Tama             Class 1          Term Expires 2002
          R. Lowell Coolidge        Class 1          Term Expires 2002
          Richard E. Wilber         Class 1          Term Expires 2002
          John M. Thomas, M.D.      Class 1          Term Expires 2002
          Larry J. Croft            Class 1          Term Expires 2002

2. Proposal to Amend Article Twelfth of the Articles of Incorporation of Citizens Financial Services, Inc., as amended, to read in full an its entirety as follows: "TWELFTH: Commencing with the 2000 Annual Meeting of Shareholders, no Director of the Corporation shall be eligible to stand for election or continue to serve as a Director at the next Annual Meeting if, as of the date of the Annual Meeting change, such Director has attainde the age of 70 years.

       For 1,956,236              Against 172,870              Abstain 53,897

Item 5 - Other Information - Nothing to report.


Item 6 -Exhibits and reports on Form 8-K.

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

(99) - Independent accountant's review of financial statements for the period ended March 31, 2000.

(b)Reports on Form 8-K. Press release dated April 19, 2000 and filed May 9, 2000.


  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    Citizens Financial Services, Inc.
                                      (Registrant)

May 10, 2000                       /s/ Richard E. Wilber
                                    By: Richard E. Wilber
                                    President
                                   (Principal Executive Officer)

May 10, 2000                       /s/ Thomas C. Lyman
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

(99) - Independent accountant's review of financial statements for the period ended March 31, 2000.
