Form 10-Q
period 2000-06-30
CITIZENS FINANCIAL SERVICES INC
filed 2000-08-10
CIK 739421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

or

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

August 10, 2000 2,772,247 shares of Common Stock, par value $1.00.

Citizens Financial Services, Inc.

Form 10-Q

INDEX

Page

Part I FINANCIAL INFORMATION (UNAUDITED)

Item 1-Financial Statements

Consolidated Balance Sheet as of June 30, 2000, and

December 31, 1999 1

Consolidated Statement of Income for the

Three Months and Six Months Ended June 30, 2000 and 1999 2

Consolidated Statement of Comprehensive Income for the

Three Months and Six Months Ended June 30, 2000 and 1999 3

Consolidated Statement of Cash Flows for the Six Months Ended

June 30, 2000 and 1999 4

Notes to Consolidated Financial Statements 5

Item 2 -Management's Discussion and Analysis of Financial Condition

and Results of Operations 5-20

Item 3-Quantitative and Qualitative Disclosure About Market Risk 20

Part II OTHER INFORMATION

Item 1-Legal Proceedings 21

Item 2-Changes in Securities and use of Proceeds 21

Item 3-Defaults upon Senior Securities 21

Item 4-Submission of Matters to a Vote of Security Holders 21

Item 5-Other Information 21

Item 6-Exhibits and Reports on Form 8-K 22

SIGNATURES 23

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
ALL INFORMATION IN 1000'S
	June 30	December 31
	2000	1999
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 6,340	$ 8,364
Interest-bearing	206	158
Total cash and cash equivalents	6,546	8,522

Available-for-sale securities	88,443	91,696
Loans (net of allowance for loan losses 2000,
$2,391; December 31, 1999, $2,270)	235,869	229,159

Foreclosed assets held for sale	473	573
Premises and equipment	6,115	5,942
Accrued interest receivable	2,219	2,120
Other assets	2,841	2,767

TOTAL ASSETS	$ 342,506	$ 340,779

LIABILITIES:
Deposits:
Noninterest-bearing	$ 24,537	$ 23,435
Interest-bearing	264,582	260,883
Total deposits	289,119	284,318

Borrowed funds	22,770	25,853
Accrued interest payable	1,929	2,557
Other liabilities	1,160	968

TOTAL LIABILITIES	314,978	313,696

STOCKHOLDERS' EQUITY:
Common Stock
$1.00 par value; authorized 10,000,000 shares;
issued 2,800,563 shares in 2000 and
at December 31, 1999.	2,801	2,801
Additional paid-in capital	8,374	8,374
Retained earnings	19,455	18,432
TOTAL	30,630	29,607

Accumulated other comprehensive (loss)	(2,152)	(2,064)
Less: Treasury Stock at cost
55,162 shares at June 30, 2000	(950)
26,585 shares at December 31, 1999		(460)

TOTAL STOCKHOLDERS' EQUITY	27,528	27,083
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 342,506	$ 340,779

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
ALL INFORMATION IN 1000'S (EXCEPT PER SHARE DATA)
	Three Months Ended		Six Months Ended
	June 30		June 30
	2000	1999	2000	1999
INTEREST INCOME:
Interest and fees on loans	$ 5,013	$ 4,461	$ 9,892	$ 8,910
Interest-bearing deposits with banks	3	49	13	55
Investment securities:
Taxable	979	918	1,991	1,916
Nontaxable	233	240	466	465
Dividends	145	41	255	76

TOTAL INTEREST INCOME	6,373	5,709	12,617	11,422

INTEREST EXPENSE:
Deposits	3,022	2,839	5,955	5,631
Borrowed funds	405	52	814	147

TOTAL INTEREST EXPENSE	3,427	2,891	6,769	5,778

NET INTEREST INCOME	2,946	2,818	5,848	5,644
Provision for loan losses	100	60	200	120

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,846	2,758	5,648	5,524

OTHER OPERATING INCOME:
Service charges	446	366	852	656
Trust	100	105	217	204
Other	82	131	179	293
Realized securities (losses)gains, net	(14)	132	5	227

TOTAL OTHER OPERATING INCOME	614	734	1,253	1,380

OTHER OPERATING EXPENSES:
Salaries and employee benefits	1,105	1,065	2,186	2,076
Occupancy	141	131	282	268
Furniture and equipment	185	174	360	340
Professional fees	126	133	257	316
Other	801	727	1,532	1,459

TOTAL OTHER OPERATING EXPENSES	2,358	2,230	4,617	4,459

Income before provision for income taxes	1,102	1,262	2,284	2,445
Provision for income taxes	205	309	449	603

Net Income	$ 897	$ 953	$ 1,835	$ 1,842

Earnings Per Share	$ 0.33	$ 0.34	$ 0.67	$ 0.66
Cash Dividend Declared	$ 0.150	$ 0.140	$ 0.295	$ 0.275

Weighted average number of shares outstanding	2,745,401	2,800,563	2,751,038	2,800,563

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
ALL INFORMATION IN 1000'S		Three Months Ended				Six Months Ended

		June 30				June 30
		2000		1999		2000		1999

Net income		$ 897		$ 953		$ 1,835		$ 1,842
Other comprehensive income:
Unrealized gains(losses) on available for sale securities	$ 36		$(1,735)		$ (128)		$ 2,561
Less: Reclassification adjustment for
gain(loss)included in net income	14	50	(132)	(1,867)	(5)	(132)	(227)	(2,788)
Other comprehensive income before tax		50		(1,867)		(132)		(2,788)
Income tax expense related to other comprehensive income		17		(635)		(45)		(948)
Other comprehensive income, net of tax		33		(1,232)		(88)		(1,840)
Comprehensive income (loss)		$ 930		$ (279)		$(1,747)		$ 2

The accompanying notes are an integral part of these financial statements

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)	Six Months Ended
ALL INFORMATION IN 1000'S	June 30,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,835	$ 1,842
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	200	120
Provision for depreciation and amortization	417	383
Amortization and accretion of investment securities	113	219
Deferred income taxes	(61)	(15)
Realized gains on securities	(5)	(227)
Realized gains on loans sold	(4)	(16)
Losses on sales or disposals of premises and equipment	3	-
Originations of loans held for sale	(404)	(2,217)
Proceeds from sales of loans held for sale	408	2,233
Gains on sale of foreclosed assets held for sale	(6)	(34)
(Increase)decrease in accrued
interest receivable and other assets	(121)	10
Decrease in accrued
interest payable and other liabilities	(437)	(554)
Net cash provided by operating activities	1,938	1,744

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	8,695	22,121
Proceeds from maturity and principal repayments of securities	1,974	8,493
Purchase of securities	(7,656)	(28,428)
Net increase in loans	(6,919)	(9,667)
Capital expenditures	(538)	(675)
Proceeds from sales of premises and equipment	-	5
Proceeds from sale of foreclosed assets held for sale	115	213
Net cash used in investing activities	(4,329)	(7,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	4,801	8,191
Proceeds from long-term borrowings	1,403	288
Repayments of long-term borrowings	(4,509)	(219)
Net increase (decrease) in short-term borrowed funds	22	(1,942)
Acquisition of Treasury Stock	(490)	-
Dividends paid	(812)	(763)
Net cash provided by financing activities	415	5,555

Net decrease in cash and cash equivalents	(1,976)	(639)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,522	7,305

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 6,546	$ 6,666

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 7,398	$ 6,432

Income taxes paid	$ 510	$ 515

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

The accompanying interim financial statements have been prepared by the company without audit and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the company's financial position as of June 30, 2000, and the results of operations for the interim periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2 - Earnings per Share

Earnings per share calculations give retroactive effect to the July 6, 1999 stock dividends declared by the company. The number of shares used in the earnings per share and dividends per share calculation was 2,751,038 for 2000 and 2,800,563 for 1999.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Citizens Financial Service, Inc., a bank holding company and its subsidiary. Our company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary First Citizens National Bank. Our discussion should be read in conjunction with the preceding June 30, 2000 Financial Report. The results of operations for the three months and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results you may expect for the full year.

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

Readers should carefully review the risk factors described in other documents our company files from time to time with the Securities and Exchange Commission, including the annual report on Form 10-K filed by our company and any current reports on Form 8-K filed by our company.

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

On April 18, 2000, our company executed an agreement whereby we will acquire all Bradford County Pennsylvania offices of Sovereign Bank. These six offices located in Sayre, Troy, State Line, Leraysville and Towanda, have total deposits of nearly $80 million. We will also receive Sovereign's Bradford County loan portfolio totaling approximately $30 million. We expect the consummation date for this acquisition to be in the fourth quarter of the year.

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

Our company offers the following investment and trust services:

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

FINANCIAL CONDITION

INVESTMENTS

The investment portfolio decreased by $3.3 million or 3.6% from December 31, 1999 to June 30, 2000. Primarily the result of principal payments received on mortgage-backed securities.

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

As shown in the following tables, the change in loans grew by $6.8 million or 3% for the period compared to the December 31, 1999. Residential mortgage lending is a principal business activity and one our company expects to continue by providing a full complement of competitively priced conforming, nonconforming and home equity mortgages (dollars in thousands).

	June 30,		December 31,
	2000		1999

	$	%	$	%
Real estate:
Residential	144,320	60.6	143,877	62.2
Commercial	33,716	14.1	32,159	13.9
Agricultural	11,910	5.0	9,392	4.1
Loans to individuals
for household,
family and other purchases	15,649	6.6	15,569	6.7
Commercial and other loans	13,207	5.5	12,313	5.3
State and political subdivision loans	19,491	8.2	18,148	7.8

Total loans	238,293	100.0	231,458	100.0

Unearned income	33		29

Net loans	238,260		231,429

	June 30, 2000/
	December 31, 1999
	Change
	$	%
Real estate:
Residential	443	0.3
Commercial	1,557	4.8
Agricultural	2,518	26.8
Loans to individuals
for household,
family and other purchases	80	0.5
Commercial and other loans	894	7.3
State and political subdivision loans	1,343	7.4

Total loans	6,835	3.0

We focus our commercial lending activity primarily on small businesses and our company's commercial lending officers have been successful in attracting new business loans.

We expect loans to state and political subdivisions will increase for the remainder of 2000 as we continue to focus on this segment of our customers.

DEPOSITS

Total deposits increased during the June 30, 2000 period by $4.8 million or 1.7%. Money market funds decreased as customers moved funds to certificates of deposit to "lock-in" higher long term rates.

The following table shows deposit composition by type (dollars in thousands).
	June 30,		December 31,
	2000		1999

	$	%	$	%
Noninterest-bearing deposits	24,537	8.5	23,435	8.2
NOW accounts	39,455	13.6	36,081	12.7
Savings deposits	26,872	9.3	26,276	9.2
Money market deposit accounts	37,520	13.0	39,831	14.0
Certificates of deposit	160,735	55.6	158,695	55.8

Total deposits	289,119	100.0	284,318	100.0

	June 30, 2000/
	December 31, 1999
	Change
	$	%
Noninterest-bearing deposits	1,102	4.7
NOW accounts	3,374	9.4
Savings deposits	596	2.3
Money market deposit accounts	(2,311)	(5.8)
Certificates of deposit	2,040	1.3

Total deposits	4,801	1.7

BORROWED FUNDS

Borrowed funds decreased $3.1 million during the first six months of 2000. The company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home Loan Bank.

In October, 2000, we expect the holding company to borrow $3 million to investment in the bank subsidiary. This will increase the bank's capital and improve the negative impact on the regulatory capital of the branch acquisition (approximately $9.4 million in goodwill).

CAPITAL

The company computed its risk-based capital ratios as follows (dollars in thousands):

June 30, December 31,

2000 1999

Amount Ratio Amount Ratio

Total capital (to risk-weighted assets)

company $31,106 13.65% $30,610 14.09%

For capital adequacy purposes 18,236 8.00% 17,382 8.00%

To be well capitalized 22,795 10.00% 21,728 10.00%

Tier I capital (to risk-weighted assets)

company $28,715 12.60% $28,341 13.04%

For capital adequacy purposes 9,118 4.00% 8,691 4.00%

To be well capitalized 13,677 6.00% 13,037 6.00%

Tier I capital (to average assets)

company $28,715 8.32% $28,341 8.32%

For capital adequacy purposes 13,805 4.00% 13,620 4.00%

To be well capitalized 17,256 5.00% 17,025 5.00%

See the discussion of liquidity below for details regarding future expansion plans and the impact on capital.

Due to the significant rise in market interest rate levels during 1999 and 2000, our investment portfolio continued to decline in value by $87,000, net of federal taxes. Dividend payments, stock repurchase and the rise in market rates resulted a modest increase in total shareholders' equity of $446,000 from December 31, 1999.

July 30, 1999, our company began a plan to purchase, in open market or privately negotiated transactions, up to 135,000 shares of its outstanding common stock. This stock repurchase programs was suspended because of the pending branch acquisition. However, a total of 55,162 shares were repurchased at a cost of $1 million as of June 30, 2000.

RESULTS OF OPERATIONS

Net income for the three month period ending June 30, 2000 was $897,000, a decrease of $56,000 or 5.9% from the $953 for the 1999 related period. Earnings per share was $.33 during the first three months of 2000 compared with $.34 during the comparable 1999 period.

Net income for the six month period ending June 30, 2000 was $1,835,000, nearly the same as the 1999 related period. Earnings per share was $.67 during the first six months of 2000 compared with $.66 during the comparable 1999 period. Details of the reasons for this change are discussed on the following pages.

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the six month period ending June 30, 2000, after provision for loan losses, was $5,648,000 an increase of $124,000 compared to an increase of $143,000 at June 30, 1999.

Analysis of Average Balances and Interest Rates (dollars in thousands) (1)
		YTD			YTD			YTD
		June			June			June
		2000			1999			1998
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	$	$	%	$	$	%	$	$	%
Short-term investments:
Interest-bearing deposits at banks	488	13	5.36	2,264	55	4.90	4,699	130	5.58

Total short-term investments	488	13	5.36	2,264	55	4.90	4,699	130	5.58
Investment securities:
Taxable	72,329	2,305	6.37	67,391	1,992	5.91	77,277	2,411	6.24
Tax-exempt (3)	20,634	706	6.84	20,277	704	6.94	7,143	259	7.25
Total investment securities	92,963	3,011	6.48	87,668	2,696	6.15	84,420	2,670	6.33

Total All Investments	93,451	3,024	6.47%	89,932	2,751	6.12%	89,119	2,800	6.28%

Loans:
Residential mortgage loans	143,629	6,018	8.43	133,782	5,685	8.57	124,132	5,517	8.96
Commercial and farm loans	57,783	2,644	9.20	48,741	2,267	9.38	45,837	2,201	9.68
Loans to state and political subdivisions	19,391	800	8.30	11,271	473	8.46	10,526	452	8.66
Other loans	15,452	687	8.94	14,557	647	8.96	13,815	631	9.21
Loans, net of discount (2)(3)(4)	236,255	10,149	8.64	208,351	9,072	8.78	194,310	8,801	9.13

Total interest-earning assets	329,706	13,173	8.03	298,283	11,823	7.99	283,429	11,601	8.25
Cash and due from banks	6,829			7,319			6,446
Bank premises and equipment	6,023			5,838			5,753
Other assets	1,707			2,152			839
Total non-interest bearing assets	14,559			15,309			13,038

Total assets	344,265			313,592			296,467

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	36,612	338	1.85	35,486	314	1.78	32,767	368	2.26
Savings accounts	26,954	217	1.61	27,473	252	1.85	26,573	292	2.22
Money market accounts	36,702	927	5.07	40,410	860	4.29	36,352	864	4.79
Sub-total	100,268	1,482	2.96%	103,369	1,426	2.78%	95,692	1,524	3.21%
Certificates of deposit	160,965	4,473	5.57	151,956	4,204	5.58	144,980	4,130	5.74
Total interest-bearing deposits	261,233	5,955	4.57%	255,325	5,630	4.45%	240,672	5,654	4.74%
Total interest-bearing deposits	261,233	5,955	4.57	255,325	5,630	4.45	240,672	5,654	4.74
Other borrowed funds	26,712	814	6.11	5,595	148	5.33	7,039	218	6.25

Total interest-bearing liabilities	287,945	6,769	4.71	260,920	5,778	4.47	247,711	5,872	4.78
Demand deposits	23,739			21,467			19,525
Other liabilities	3,376			2,872			2,881

Total non-interest-bearing liabilities	27,115			24,339			22,406
Stockholders' equity	29,205			28,333			26,350
Total liabilities and stockholders'
equity	344,265			313,592			296,467

Net interest income		6,404			6,045			5,729

Net interest spread (5)	3.32%	3.53%	3.47%
Loan Yield	8.64%	8.78%	9.13%
Cost of funds (including demand, excludes borrowings)	4.19%	4.10%	4.38%
Net operating spread (includes demand, excludes borrowings)	4.45%	4.68%	4.75%
Spread (Loan Yield to Investment Yield)	2.17%	2.66%	2.85%
Spread (Investment Yield to Cost of Funds)	2.28%	2.02%	1.90%
Net interest income as a percentage
of average interest-earning assets	3.91%	4.09%	4.08%
Ratio of interest-earning assets
to interest-bearing liabilities	1.15	1.14	1.14

(1) Averages are based on daily averages.
(2) Includes loan origination and commitment fees.
(3) Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%.
(4) Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest- earning assets.
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
We have experienced a narrowing interest margin percentage during 1999 and the first half of 2000, continuing the trend in recent years. The 1998 flat yield curve limited our opportunity to increase margin with new business as the existing investments and loans mature or repay. When the yield curve became steeper in 1999, interest rates began to rise resulting in our short-term liabilities repricing faster than our short term assets. Currently the yield curve is slightly inverted (not a normal up slope) beyond 2 years. Most of the company's investments, loans, deposits and borrowings are priced or repriced along the three month to five year portion of the yield curve.

We continue to review various pricing and investment strategies to enhance deposit growth while maintaining or expanding the current interest margin.

Analysis of Changes in Net Interest Income on a Tax Equivalent Basis for the

Six Month Period Ended June 30 (dollars in thousands),
2000 vs. 1999 (1)	1999 vs. 1998 (1)
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ (48)	$ 6	$ (42)	$ (61)	$(14)	$ (75)

Total short-term investments	(48)	6	(42)	(61)	(14)	(75)
Investment securities:
Taxable	152	161	313	(297)	(122)	(419)
Tax-exempt	11	(9)	2	456	(11)	445
Total investment securities	163	152	315	159	(133)	26
Loans:
Residential mortgage loans	431	(98)	333	387	(219)	168
Commercial and farm loans	420	(43)	377	131	(65)	66
Loans to state and political subdivisions	336	(9)	327	31	(10)	21
Other loans	42	(2)	40	32	(16)	16
Loans, net of
discount	1,229	(152)	1,077	581	(310)	271

Total Interest Income	1,344	6	1,350	679	(457)	222

Interest Expense:
Interest-bearing deposits:
NOW accounts	11	13	24	35	(89)	(54)
Savings accounts	(5)	(30)	(35)	10	(50)	(40)
Money Market accounts	(69)	136	67	97	(101)	(4)
Certificates of deposit	274	(5)	269	185	(111)	74
Total interest-bearing deposits	211	114	325	327	(351)	(24)
Other borrowed funds	641	25	666	(41)	(29)	(70)
Total interest expense	852	139	991	286	(380)	(94)

Net interest income	$ 492	$ (133)	$ 359	$ 393	$(77)	$ 316

(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

As can be seen from the preceding tables, tax equivalent net interest income rose from $5,729,000 in 1998 to $6,045,000 in 1999 and increased to $6,404,000 in 2000. In the period ending June 30, 2000, net interest income increased $359,000 while overall spread decreased from 3.53% to 3.32%. The increased volume of interest-earning assets generated an increase in interest income of $1,344,000 while increased volume of interest-bearing liabilities produced $852,000 of interest expense. The change in volume resulted in an increase of $492,000 in net interest income. The net change in rate was a negative $133,000 resulting in a total positive net change of $359,000 when combined with change in volume. The yield on interest-earning assets increased 4 basis points from 7.99% to 8.03% and the average interest rate on interest-bearing liabilities increased 24 basis points from 4.47% to 4.71%.

The provision for loan losses was $100,000 for the three-month period ended June 30, 2000 compared to $60,000 for the same period in 1999.

For the six-month period ended June 30, 2000 the provision for loan losses was $200,000 compared to $120,000 for the same period in 1999.

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

OTHER OPERATING INCOME (dollars in thousands)
	Three months ended
	June 30,		Change
	2000	1999	$	%
Service charges	$446	$367	79	21.5
Trust	100	105	(5)	(4.8)
Other	82	130	(48)	(36.9)
Arbitration settlement	-	-	-
Realized securities gains, net	(14)	132	(146)	(110.6)
Total	$614	$734	(120)	(16.3)

	Six months ended
	June 30,		Change
	2000	1999	$	%
Service charges	$852	$656	196	29.9
Trust	217	204	13	6.4
Other	179	264	(85)	(32.2)
Arbitration settlement	-	29	(29)	(100.0)
Realized securities gains, net	5	227	(222)	(97.8)
Total	$1,253	$1,380	(127)	(9.2)

As indicated in the above table, other income was $614,000 and $1,253,000 for the three-month and six-month periods ended June 30, 2000 compared to $734,000 and $1,380,000 for the same periods in 1999.

The increase in service charges is directly attributable to increased checking account, ATM and MasterMoney Card charges.

The trust income increase for the six-month period is the result of a change in our fee structure and additional business.

The decrease in other income was primarily a result of an adjustment to insurance income.

Realized securities gains are significantly less as we have finished restructuring our investment portfolio. During 1997, 1998 and 1999, we have been selling U.S. Treasury notes to restructure the investment portfolio. We then reinvested the proceeds by purchasing AAA municipal bonds, investment grade corporate bonds and U S agency mortgage backed securities.

We continue to evaluate means of increasing other operating income to off-set the loss of net interest margin described above. Our approach is to apply service charges on business transaction accounts by charging fees on transaction activity (reduced by earnings credit based on customers' balances) to more equitably recover costs. We expect to continue this analysis for our other products.

OTHER OPERATING EXPENSES (dollars in thousands)
	Three months ended
	June 30,		Change
	2000	1999	$	%
Salaries and employee benefits	$1,105	$1,065	40	3.8
Occupancy	141	132	9	6.8
Furniture and equipment	185	174	11	6.3
Professional fees	126	133	(7)	(5.3)
Other	801	726	75	10.3
Total	$2,358	$2,230	128	5.7

	Six months ended
	June 30,		Change
	2000	1999	$	%
Salaries and employee benefits	$2,186	$2,076	110	5.3
Occupancy	282	268	14	5.2
Furniture and equipment	360	340	20	5.9
Professional fees	257	316	(59)	(18.7)
Other	1,532	1,459	73	5.0
Total	$4,617	$4,459	158	3.5

Other operating expenses detailed above were $2.4 million and $4.6 million for the three-month and six-month periods ended June 30, 2000 compared to $2.2 million and $4.5 million for the same periods in 1999.

The increase in salaries and employee benefits was a result of normal merit increases.

Occupancy and furniture and equipment expense increased because of the new operations center in 1999 and normal increases.

The other operating expense increase reflects the cost of normal operating expenses.

	Three months ended
	June 30,
	2000	1999	Change
			$	%
Other professional fees	$ 108	$ 112	(4)	(3.6)
Legal fees	5	13	(8)	(61.5)
Examinations and audits	13	8	5	62.5
Total	$ 126	$ 133	(7)	(5.3)

	Six months ended
	June 30,
	2000	1999	Change
			$	%
Other professional fees	$ 221	$ 275	(54)	(19.6)
Legal fees	11	19	(8)	(42.1)
Examinations and audits	26	22	4	18.2
Total	$ 258	$ 316	(58)	(18.4)

Professional fees decrease in 2000 reflects management's efforts to implement strategic growth initiatives and process improvements, most of which were completed in 1999.

Provision for Income Taxes

The provision for income taxes was $205,000 and $449,000 for the three- month and six-month periods ended June 30, 2000 compared to $308,000 and $604,000 for the same periods in 1999. The decrease was primarily a result of increased levels of tax exempt income.

In November 1999, we entered into a limited partnership agreement to establish a low income housing project in Bradford County, Pa. As a result of this agreement we expect to receive approximately $900,000 of tax credits over a ten year period once the project has been completed.

BRANCH ACQUISITION

On April 18, 2000, our company executed an agreement whereby we will acquire the Bradford County Pennsylvania offices of Sovereign Bank. These six offices located in Sayre, Troy, State Line, Leraysville and Towanda, have total deposits of nearly $80 million. We will also receive Sovereign's Bradford County loan portfolio totaling approximately $30 million. The consummation date for this acquisition is expected to be around September 30, 2000.

Our acquisition of Sovereign Bank's loans consist primarily of small business and consumer loans. We anticipate future growth in residential mortgage lending.

The deposits from the Bradford County Sovereign offices will provide a significant addition to our core deposit base and will have a positive impact upon our liquidity.

The consummation of the acquisition of Bradford County branches should enable us to eliminate all of our short-term and long-term borrowings from the Federal Home Loan Bank.

We believe this transaction will increase earnings in 2001 and beyond.

LIQUIDITY

As detailed in the Consolidated Statement of Cash Flows, our company incurred a negative net cash flow from operating, investing and financing activities during the 2000 period. The major components have been discussed previously in the financial condition section relating to investments, loans and deposits.

Liquidity is a measure of our company's ability to efficiently meet normal cash flow requirements of both borrowers and depositors. To maintain proper liquidity, we use funds management policies along with our investment policies to assure we can meet our financial obligations to depositors, credit customers and stockholders. Liquidity is needed to meet depositors' withdrawal demands, extend credit to meet borrowers' needs, provide funds for normal operating expenses and cash dividends, and fund other ca

Our company's historical activity in this area can be seen in the Consolidated Statement of Cash Flows from investing and financing activities.

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

Capital expenditures during the first half of 2000 were $538,000, $137,000 less than the same period in 1999.

We acquired a property near the Mansfield Wal-Mart in 1999 consisting of a large office building on 2 acres, to be used as an operations facility. We have begun construction and expect it to be completed before the end of 2000. The total cost of acquisition and remodeling will be approximately $1.8 million.

In addition, our company has contracted with Wal-Mart to include a First Citizens branch in their new Supercenter scheduled to be opened in August 2000.

Our company has planned for an approximate $2.4 million replacement of the Mansfield community office. Construction has begun and we expect it to be completed by the second quarter of 2001.

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
	June 30,	December 31,
	2000	1999	1998	1997	1996
Non-performing loans:
Non-accruing loans	$ 311	$ 421	$ 1,495	$ 1,169	$ 844
Impaired loans	770	1,334	382	382	414
Accrual loans - 90 days or
more past due	-	78	15	170	723

Total non-performing loans	1,081	1,833	1,892	1,721	1,981
Foreclosed assets held for sale	473	573	529	238	164
Total non-performing assets	$ 1,554	$ 2,406	$ 2,421	$ 1,959	$ 2,145

Non-performing loans as a percent
of loans net of unearned income	0.45%	0.79%	0.92%	0.90%	1.09%
Non-performing assets as a percent
of loans net of unearned income	0.65%	1.04%	1.18%	1.02%	1.18%

Allowance for possible loan losses:	June 30,	December 31,
	2000	1999	1998	1997	1996

Balance at beginning of period	$ 2,270	$ 2,292	$ 2,138	$ 1,995	$ 1,833

Charge-offs	(108)	(551)	(112)	(83)	(64)
Recoveries	29	54	48	16	21
Provision for loan losses	200	475	218	210	205

Balance at end of period	$ 2,391	$ 2,270	$ 2,292	$ 2,138	$ 1,995

Allowance for losses as a percent
of total loans	1.00%	0.98%	1.13%	1.11%	1.09%

Interest does not accrue on non-accural loans. Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

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

We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure. A shock analysis at June 30, 2000, indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our company's anticipated net interest income over the next twenty-four months.

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

Item 3 - Defaults Upon Senior Securities - Nothing to report.

Item 4 - Submission of Matters to a Vote of Security Holders - Nothing to report.

Item 5 - Other Information - Nothing to report.

Item 6 -Exhibits and reports on Form 8-K.

(a) Exhibits.

(3)(i) - Articles of Incorporation of the Corporation, as amended. (Incorporated by Reference to Exhibit (3)(ii) to the Quarterly Report of Form 10-Q for the period ended March 31, 2000, as filed with the Commission on May 11,2000.)

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

(99) - Independent accountant's review of financial statements for the period ended June 30, 2000.

(b) Reports on Form 8-K - Nothing to report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Citizens Financial Services, Inc.

(Registrant)

August 10, 2000 /s/ Richard E. Wilber

By: Richard E. Wilber

President

(Principal Executive Officer)

August 10, 2000 /s/ Thomas C. Lyman

By: Thomas C. Lyman

Treasurer

(Principal Financial Officer &

Principal Accounting Officer)

EXHIBITS INDEX

(3)(i) - Articles of Incorporation of the Corporation, as amended. (Incorporated by Reference to Exhibit (3)(ii) to the Quarterly Report of Form 10-Q for the period ended March 31, 2000, as filed with the Commission on May 11,2000.)

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

(99) - Independent accountant's review of financial statements for the period ended June 30, 2000.