Form 10-Q
period 2000-09-30
CITIZENS FINANCIAL SERVICES INC
filed 2000-11-13
CIK 739421

<HTML>

<HEAD>

<"Content-Type" CONTENT="text/html; charset=windows-1252">

<META NAME="Generator" CONTENT="Microsoft Word 97">

<TITLE>Tenq Sept 2000 word 6.0</TITLE>

<META NAME="Template" CONTENT="C:\PROGRAM FILES\MICROSOFT OFFICE\OFFICE\html.dot">

</HEAD>

<BODY LINK="#0000ff" VLINK="#800080">

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 

 

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from_____________________ to ___________________

Commission file number 0-13222

CITIZENS FINANCIAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA 23-2265045

(State or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification No.)

15 South Main Street, Mansfield, Pennsylvania 16933

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (570) 662-2121

Indicate by checkmark whether the registrant (1) has filed all reports

to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934

during the preceding 12 months (or for such shorter period that the

registrant was required to file such reports), and (2) has been subject to

such filing requirements for the past 90 days. Yes__X___ No_____

The number of shares outstanding of the Registrant's Common Stock, as of

November 1, 2000, 2,772,247 shares of Common Stock, par value $1.00.

&#9;

&#9;

Citizens Financial Services, Inc.

Form 10-Q

INDEX

Page

Part I FINANCIAL INFORMATION (UNAUDITED)

Item 1-Financial Statements

Consolidated Balance Sheet as of September 30, 2000, and

December 31, 1999 &#9;&#9;&#9;&#9;&#9;&#9;&#9;&#9;1

Consolidated Statement of Income for the

Three Months and Nine Months Ended September 30, 2000 and 1999 2

Consolidated Statement of Comprehensive Income for the

Three Months and Nine Months Ended September 30, 2000 and 1999 3

Consolidated Statement of Cash Flows for the Nine Months Ended

September 30, 2000 and 1999 4

Notes to Consolidated Financial Statements 5

Item 2 -Management's Discussion and Analysis of Financial Condition

and Results of Operations 5-21

Item 3-Quantitative and Qualitative Disclosure About Market Risk 21

Part II OTHER INFORMATION

Item 1-Legal Proceedings 22

Item 2-Changes in Securities and use of Proceeds 22

Item 3-Defaults upon Senior Securities 22

Item 4-Submission of Matters to a Vote of Security Holders 22

Item 5-Other Information 22

Item 6-Exhibits and Reports on Form 8-K 23

SIGNATURES 24

 

<TABLE BORDER CELLSPACING=1 WIDTH=655>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

CITIZENS FINANCIAL SERVICES, INC.</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 CONSOLIDATED BALANCE SHEET (UNAUDITED)</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 ALL INFORMATION IN 1000'S</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 September 30</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 December 31</TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 2000</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 1999</TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 ASSETS:</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 Cash and due from banks:</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 Noninterest-bearing</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 $ 7,169 </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 $ 8,364 </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 Interest-bearing</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 256 </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 158 </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 Total cash and cash equivalents</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 7,425 </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 8,522 </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 Available-for-sale securities</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 97,788 </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 91,696 </TD>

</TR>

<TR><TD WIDTH="82%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 Loans (net of allowance for loan losses 2000, $2,457;</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 December 31, 1999, $2,270)</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 233,446 </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 229,159 </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 Foreclosed assets held for sale</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 490 </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 573 </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 Premises and equipment</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 7,299 </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 5,942 </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 Accrued interest receivable</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 2,204 </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 2,120 </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 Intangible assets, net</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 537 </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 619 </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 Other assets</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 2,618 </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 2,148 </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=19>

 TOTAL ASSETS</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=19>

 $ 351,807 </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=19>

 $ 340,779 </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 LIABILITIES:</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 Deposits:</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 Noninterest-bearing</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 $ 23,416 </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 $ 23,435 </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 Interest-bearing</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 264,199 </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 260,883 </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 Total deposits</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 287,615 </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 284,318 </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 Borrowed funds</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 31,750 </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 25,853 </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 Accrued interest payable</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 2,060 </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 2,557 </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 Other liabilities</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 1,311 </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 968 </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 TOTAL LIABILITIES</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 322,736 </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 313,696 </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 STOCKHOLDERS' EQUITY:</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 Common Stock</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="82%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 $1.00 par value; authorized 10,000,000 shares;</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="82%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 issued and outstanding 2,827,409 shares in 2000 and </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 2,800,563 in 1999, respectively</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 2,827 </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 2,801 </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 Additional paid-in capital</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 8,670 </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 8,374 </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 Retained earnings</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 19,624 </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 18,432 </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 TOTAL</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 31,121 </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 29,607 </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 Accumulated other comprehensive loss</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 (1,101)</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 (2,064)</TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 Less: Treasury Stock at cost</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 55,162 shares at September 30, 2000</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 (949)</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 26,585 shares at December 31, 1999</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 (460)</TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=18>

 TOTAL STOCKHOLDERS' EQUITY</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 29,071 </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 27,083 </TD>

</TR>

<TR><TD WIDTH="64%" VALIGN="TOP" HEIGHT=19>

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=19>

 $ 351,807 </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=19>

 $ 340,779 </TD>

</TR>

<TR><TD VALIGN="TOP" COLSPAN=3 HEIGHT=18>

 The accompanying notes are an integral part of these financial statements.</TD>

</TR>



  

<TABLE BORDER CELLSPACING=1 WIDTH=757>

<TR><TD WIDTH="73%" VALIGN="TOP" COLSPAN=3 HEIGHT=18>

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 ALL INFORMATION IN 1000'S</TD>

<TD WIDTH="26%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 Three Months Ended</TD>

<TD WIDTH="27%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 Nine Months Ended</TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 (EXCEPT PER SHARE DATA)</TD>

<TD WIDTH="26%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 September 30, </TD>

<TD WIDTH="27%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 September 30, </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 2000</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 1999</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 2000</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 1999</TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 INTEREST INCOME:</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 Interest and fees on loans</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 $ 5,102 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 $ 4,581 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 $ 14,994 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 $ 13,492 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 Interest-bearing deposits with banks</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 4 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 3 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 16 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 58 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 Investment securities:</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 Taxable</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 972 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 1,032 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 2,963 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 2,947 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 Nontaxable</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 233 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 240 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 699 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 705 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 Dividends</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 145 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 41 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 400 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 118 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 TOTAL INTEREST INCOME</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 6,456 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 5,897 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 19,072 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 17,320 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 INTEREST EXPENSE:</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 Deposits</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 3,130 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 2,869 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 9,085 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 8,500 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 Borrowed funds</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 394 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 177 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 1,207 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 325 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 TOTAL INTEREST EXPENSE</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 3,524 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 3,046 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 10,292 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 8,825 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 NET INTEREST INCOME</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 2,932 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 2,851 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 8,780 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 8,495 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 Provision for loan losses</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 100 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 90 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 300 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 210 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 NET INTEREST INCOME AFTER</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 PROVISION FOR LOAN LOSSES</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 2,832 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 2,761 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 8,480 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 8,285 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 OTHER OPERATING INCOME:</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 Service charges</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 461 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 377 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 1,313 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 1,034 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 Trust</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 109 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 81 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 326 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 285 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 Other</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 102 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 27 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 281 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 320 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 Realized securities (losses)gains, net</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 (20)</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 4 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 (15)</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 231 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=17>

 TOTAL OTHER OPERATING INCOME</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=17>

 652 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=17>

 489 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=17>

 1,905 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=17>

 1,870 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=17>

 OTHER OPERATING EXPENSES:</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=17> </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=17>

 Salaries and employee benefits</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=17>

 1,179 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=17>

 1,128 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=17>

 3,365 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=17>

 3,205 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=17>

 Occupancy </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=17>

 132 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=17>

 123 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=17>

 414 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=17>

 392 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 Furniture and equipment</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 189 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 173 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 549 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 513 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 Professional fees</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 80 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 95 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 337 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 411 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 Other</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 777 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 719 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 2,308 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 2,177 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 TOTAL OTHER OPERATING EXPENSES</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 2,357 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 2,238 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 6,973 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 6,698 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 Income before provision for income taxes</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 1,127 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 1,012 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 3,412 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 3,457 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 Provision for income taxes</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 216 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 207 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 666 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 811 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=19>

 Net Income</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=19>

 $ 911 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=19>

 $ 805 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=19>

 $ 2,746 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19>

 $ 2,646 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19> </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=19>

 OPERATING CASH EARNINGS**</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=19>

 $ 937 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=19>

 $ 823 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=19>

 $ 2,813 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19>

 $ 2,700 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19> </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 Earnings Per Share</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 $ 0.33 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 $ 0.28 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 $ 0.99 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 $ 0.94 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=18>

 Operating Cash Earnings Per Share**</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 $ 0.34 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 $ 0.29 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 $ 1.01 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 $ 0.96 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=19>

 Cash Dividend Declared</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=19>

 $ 0.150 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=19>

 $ 0.140 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=19>

 $ 0.445 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19>

 $ 0.415 </TD>

</TR>

<TR><TD WIDTH="47%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19> </TD>

</TR>

<TR><TD VALIGN="TOP" COLSPAN=5 HEIGHT=18>

 **Operating cash earnings are net income before amortization of intangible</TD>

</TR>

<TR><TD VALIGN="TOP" COLSPAN=5 HEIGHT=18>

 assets and merger and acquisition costs, net of tax.</TD>

</TR>

<TR><TD VALIGN="TOP" COLSPAN=5 HEIGHT=18>

 The accompanying notes are an integral part of these financial statements.</TD>

</TR>



<TABLE BORDER CELLSPACING=1 WIDTH=973>

<TR><TD WIDTH="43%" VALIGN="TOP" HEIGHT=17>

CITIZENS FINANCIAL SERVICES, INC.</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

</TR>

<TR><TD WIDTH="51%" VALIGN="TOP" COLSPAN=2 HEIGHT=17>

 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

</TR>

<TR><TD WIDTH="43%" VALIGN="TOP" HEIGHT=17>

 ALL INFORMATION IN 1000'S</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

</TR>

<TR><TD WIDTH="43%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="29%" VALIGN="TOP" COLSPAN=4 HEIGHT=17>

 Three Months Ended</TD>

<TD WIDTH="28%" VALIGN="TOP" COLSPAN=4 HEIGHT=17>

 Nine Months Ended</TD>

</TR>

<TR><TD WIDTH="43%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="29%" VALIGN="TOP" COLSPAN=4 HEIGHT=17>

 September 30</TD>

<TD WIDTH="28%" VALIGN="TOP" COLSPAN=4 HEIGHT=17>

 September 30</TD>

</TR>

<TR><TD WIDTH="43%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 2000</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 1999</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 2000</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 1999</TD>

</TR>

<TR><TD WIDTH="43%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

</TR>

<TR><TD WIDTH="43%" VALIGN="TOP" HEIGHT=17>

 Net income</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 $ 911 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 $ 805 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 $ 2,746 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 $ 2,646 </TD>

</TR>

<TR><TD WIDTH="43%" VALIGN="TOP" HEIGHT=17>

 Other comprehensive income:</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

</TR>

<TR><TD WIDTH="43%" VALIGN="TOP" HEIGHT=17>

 Unrealized gains(losses) on available for sale securities</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17>

 $ 1,571 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 $ (690)</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 $ 1,444 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 $ (3,249)</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

</TR>

<TR><TD WIDTH="43%" VALIGN="TOP" HEIGHT=17>

 Less: Reclassification adjustment for (gain) loss included in net income</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17>

 20 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 1,591 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 (4)</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 (694)</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 15 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 1,459 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 (231)</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 (3,480)</TD>

</TR>

<TR><TD WIDTH="43%" VALIGN="TOP" HEIGHT=17>

 Other comprehensive income before tax</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 1,591 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 (694)</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 1,459 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 (3,480)</TD>

</TR>

<TR><TD WIDTH="43%" VALIGN="TOP" HEIGHT=17>

 Income tax expense related to other comprehensive income</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 541 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 (236)</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 496 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 (1,183)</TD>

</TR>

<TR><TD WIDTH="43%" VALIGN="TOP" HEIGHT=17>

 Other comprehensive income, net of tax</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 1,050 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 (458)</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 963 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 (2,297)</TD>

</TR>

<TR><TD WIDTH="43%" VALIGN="TOP" HEIGHT=18>

 Comprehensive income</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=18>

 $ 1,961 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=18>

 $ 347 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=18>

 $ 3,709 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=18>

 $ 349 </TD>

</TR>



  

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 

 The accompanying notes are an integral part of these financial statements

<TABLE BORDER CELLSPACING=1 WIDTH=667>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

CITIZENS FINANCIAL SERVICES, INC.</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17> </TD>

</TR>

<TR><TD WIDTH="80%" VALIGN="TOP" COLSPAN=2 HEIGHT=17>

 CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)</TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17> </TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 ALL INFORMATION IN 1000'S</TD>

<TD WIDTH="38%" VALIGN="TOP" COLSPAN=2 HEIGHT=17>

 Nine Months Ended</TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="38%" VALIGN="TOP" COLSPAN=2 HEIGHT=17>

 September 30,</TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 2000</TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 1999</TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 CASH FLOWS FROM OPERATING ACTIVITIES:</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17> </TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Net income</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 $ 2,746 </TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 $ 2,646 </TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Adjustments to reconcile net income to net</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17> </TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 cash provided by operating activities:</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17> </TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Provision for loan losses</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 300 </TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 210 </TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Provision for depreciation and amortization</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 626 </TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 574 </TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Amortization and accretion of investment securities</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 165 </TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 296 </TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Deferred income taxes</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 (112)</TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 (52)</TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Realized losses (gains) on securities</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 15 </TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 (231)</TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Realized gains on loans sold</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 (4)</TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 (19)</TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Losses (Gains) on sales or disposals of premises and equipment</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 3 </TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 (7)</TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Originations of loans held for sale</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 (450)</TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 (2,448)</TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" BGCOLOR="#ffffff" HEIGHT=17>

 Proceeds from sales of loans held for sale</TD>

<TD WIDTH="18%" VALIGN="TOP" BGCOLOR="#ffffff" HEIGHT=17>

 454 </TD>

<TD WIDTH="20%" VALIGN="TOP" BGCOLOR="#ffffff" HEIGHT=17>

 2,467 </TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Gains on sale of foreclosed assets held for sale</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 (13)</TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 (48)</TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 (Increase)decrease in accrued interest receivable</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 (84)</TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 11 </TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Increase in other assets and intangibles</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 (854)</TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 (170)</TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Decrease in accrued interest payable</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 (497)</TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 (221)</TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Increase in other liabilities</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 342 </TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 260 </TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Net cash provided by operating activities</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 2,637 </TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 3,268 </TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 CASH FLOWS FROM INVESTING ACTIVITIES:</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17> </TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Available-for-sale securities:</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17> </TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Proceeds from sales of available-for-sale securities</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 10,395 </TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 22,335 </TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Proceeds from maturity and principal repayments of securities</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 3,004 </TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 10,766 </TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Purchase of securities</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 (18,213)</TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 (38,194)</TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Net increase in loans</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 (4,638)</TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 (21,220)</TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Capital expenditures</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 (1,903)</TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 (837)</TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=16>

 Proceeds from sales of premises and equipment</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=16>

 - </TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=16>

 39 </TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Proceeds from sale of foreclosed assets held for sale</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 147 </TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 318 </TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Net cash used in investing activities</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 (11,208)</TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 (26,793)</TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 CASH FLOWS FROM FINANCING ACTIVITIES:</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17> </TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17> </TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Net increase in deposits</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 3,298 </TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 10,089 </TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Proceeds from long-term borrowings</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 1,474 </TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 4,440 </TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Repayments of long-term borrowings</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 (4,602)</TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 (371)</TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Net increase in short-term borrowed funds</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 9,025 </TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 10,387 </TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Acquisition of Treasury Stock</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 (489)</TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 (155)</TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Dividends paid</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 (1,232)</TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 (1,162)</TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Net cash provided by financing activities</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 7,474 </TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 23,228 </TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 Net decrease in cash and cash equivalents</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 (1,097)</TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 (297)</TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=17>

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=17>

 8,522 </TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=17>

 7,305 </TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=18>

 CASH AND CASH EQUIVALENTS AT END OF PERIOD</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18>

 $ 7,425 </TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=18>

 $ 7,008 </TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" HEIGHT=18>

 Supplemental Disclosures of Cash Flow Information:</TD>

<TD WIDTH="18%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="20%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" BGCOLOR="#ffffff" HEIGHT=18>

 Interest paid</TD>

<TD WIDTH="18%" VALIGN="TOP" BGCOLOR="#ffffff" HEIGHT=18>

 $ 10,789 </TD>

<TD WIDTH="20%" VALIGN="TOP" BGCOLOR="#ffffff" HEIGHT=18>

 $ 9,046 </TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" BGCOLOR="#ffffff" HEIGHT=19>

 Income taxes paid</TD>

<TD WIDTH="18%" VALIGN="TOP" BGCOLOR="#ffffff" HEIGHT=19>

 $ 690 </TD>

<TD WIDTH="20%" VALIGN="TOP" BGCOLOR="#ffffff" HEIGHT=19>

 $ 835 </TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" BGCOLOR="#ffffff" HEIGHT=17>

 The accompanying notes are an integral part of these financial statements.</TD>

<TD WIDTH="18%" VALIGN="TOP" BGCOLOR="#ffffff" HEIGHT=17>

  </TD>

<TD WIDTH="20%" VALIGN="TOP" BGCOLOR="#ffffff" HEIGHT=17>

  </TD>

</TR>



  

 

 

 

&#9;

CITIZENS FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of Citizens Financial Services, Inc. and its wholly-owned subsidiary, First Citizens National Bank. All material inter-company balances and transactions have been eliminated in consolidation.

The accompanying interim financial statements have been prepared by the company without audit and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the company's financial position as of September 30, 2000, and the results of operations for the interim periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the company's Annual Report on Form 10-K for the year ended December 31, 1999.

 

Note 2 - Earnings per Share

Earnings per share calculations give retroactive effect to the July 7, 2000 stock dividend declared by the company. The number of shares used in the earnings per share and dividends per share calculation was 2,772,247 for 2000 and 2,826,425 for 1999.

 

 

Note 3 - Acquisition

 

&#9;On October 27, we acquired all Bradford County Pennsylvania offices of Sovereign Bank. These six offices located in Sayre, Troy, State Line, Leraysville and Towanda, have total deposits of nearly $80 million. This transaction includes Sovereign's Bradford County loan portfolio of approximately $30 million.

 

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Citizens Financial Service, Inc., a bank holding company and its subsidiary. Our company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary First Citizens National Bank. Our discussion should be read in conjunction with the preceding September 30, 2000 financial information. The results of operations for the three months and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results you may expect for the full year.

Forward-looking statements may prove inaccurate. We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Citizens Financial Services, Inc., First Citizens National Bank, or the combined company. When we use words like "believes", "expects", "anticipates", or similar expressions, we are making forward-looking statements.

You should note that many factors, some of which are discussed elsewhere in this document and in the documents we incorporate by reference, could affect the future financial results. These factors include, but are not limited to, the following:

<UL>

<UL>

<LI>operating, legal and regulatory risks; </LI>

<LI>economic, political and competitive forces affecting our banking, </LI></UL>

</UL>

&#9;&#9;&#9;securities, asset management and credit services; and

<UL>

<UL>

<LI>the risk that our analysis of these risks and forces could be incorrect </LI></UL>

</UL>

&#9;&#9;&#9;and/or the strategies developed to address them could be unsuccessful.

Readers should carefully review the risk factors described in other documents our company files, from time to time, with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 1999, filed by our company and any Current Reports on Form 8-K filed by our company.

We currently engages in the general business of banking throughout our service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. We maintain our central office in Mansfield, Pennsylvania. Presently, we operate banking facilities in Mansfield, Mansfield Wal-Mart, Blossburg, Ulysses, Genesee, Wellsboro, Wellsboro Weis Market, Troy, Sayre (Lockhart St.), Canton, and Gillett. As of October 27, 2000, we have offices in Millerton, Towanda, Sayre (Keystone Ave.), and Leraysville. (We are considering having the offices located at Desmond St., Sayre and 103 West Main St., Troy for consolidation.) Additionally, we have automatic teller machines (ATMs) located in Soldiers and Sailors Memorial Hospital in Wellsboro, Mansfield Wal-Mart and at Mansfield University. Our company's lending and deposit products and investment services are offered primarily within our service area.

&#9;On October 27, we acquired all Bradford County Pennsylvania offices of Sovereign Bank. These six offices located in Sayre, Troy, State Line, Leraysville and Towanda, have total deposits of nearly $80 million. This transaction includes Sovereign's Bradford County loan portfolio of approximately $30 million.

We face strong competition in the communities we serve from other commercial banks, savings banks, and savings and loan associations, some of which are substantially larger institutions than our subsidiary. In addition insurance companies, investment counseling firms, and other business firms and individuals offer personal and corporate trust services.

We also compete with credit unions, issuers of money market funds, securities brokerage firms, consumer finance companies, mortgage brokers and insurance companies. These entities are strong competitors for virtually all types of financial services.

In recent years, the financial services industry has experienced tremendous change to competitive barriers between bank and non-bank institutions. We not only must compete with traditional financial institutions, but also with other business corporations that have begun to deliver competing financial services. Competition for banking services is based on price, nature of product, quality of service, and in the case of certain activities, convenience of location.

Our company offers the following investment and trust services:

<UL>

<UL>

<LI>Investment management accounts that assume managerial duties for </LI></UL>

</UL>

&#9;&#9; &#9;investment accounts;

<UL>

<UL>

<LI>Custody services for safekeeping and preservation of assets; </LI>

<LI>Mutual funds that provide an asset allocation program; </LI>

<LI>Personal trust services that include stand-by, living and testamentary </LI></UL>

</UL>

&#9;&#9; &#9;Trusts;

<UL>

<UL>

<LI>Estate planning and administration to provide financial planning; and </LI>

<LI>Retirement plan services for individuals and businesses. </LI></UL>

</UL>

FINANCIAL CONDITION

INVESTMENTS

The investment portfolio increased by $6.1 million or 6.6% from December 31, 1999 to September 30, 2000. These investments were made in Agency Mortgage-backed securities to supplement the slow loan growth.

LOANS

Historically, we have originated loans to customers in North Central Pennsylvania and the Southern Tier of New York. The loans are primarily direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants and existing customers. We also do a limited amount of indirect loans through new and used car dealers in our primary lending area.

As shown in the following tables (dollars in thousands), the change in loans grew by $4.5 million or 1.9% for the period compared to the December 31, 1999. Residential mortgage lending is a principal business activity and one our company expects to continue by providing a full complement of competitively priced conforming, nonconforming and home equity mortgages. Loans to individuals decreased because we sold $3.4 million of our student loans in July of this year.

  

 

<TABLE BORDER CELLSPACING=1 BORDERCOLOR="#000000" WIDTH=618>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18>

</TD>

<TD WIDTH="26%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 September 30,</TD>

<TD WIDTH="26%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 December 31,</TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="26%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 2000</TD>

<TD WIDTH="26%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 1999</TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 $</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 %</TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=18>

 $</TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=18>

 %</TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18>

 Real estate:</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18>

 Residential</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 145,765 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 61.8</TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=18>

 143,877 </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=18>

 62.2</TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18>

 Commercial</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 32,948 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 14.0</TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=18>

 32,159 </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=18>

 13.9</TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18>

 Agricultural</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 11,279 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 4.8</TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=18>

 9,392 </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=18>

 4.1</TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18>

 Loans to individuals</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18>

 for household,</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18>

 family and other purchases</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 12,517 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 5.3</TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=18>

 15,569 </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=18>

 6.7</TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18>

 Commercial and other loans</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 13,387 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 5.7</TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=18>

 12,313 </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=18>

 5.3</TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18>

 State and political subdivision loans</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 20,035 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 8.5</TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=18>

 18,148 </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=18>

 7.8</TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=19>

 Total loans</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=19>

 235,931 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=19>

 100.0</TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=19>

 231,458 </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=19>

 100.0</TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=19> </TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18>

 Unearned income</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 28 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=18>

 29 </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

  </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=18>

  </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=19>

 Net loans</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=19>

 235,903 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=19>

 231,429 </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=19> </TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=19>

  </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=19>

  </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=19> </TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="26%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 September 30, 2000/</TD>

<TD WIDTH="26%" VALIGN="TOP" COLSPAN=2 HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="26%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 December 31, 1999</TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="26%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 Change</TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 $</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 %</TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18>

 Real estate:</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18>

 Residential</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 1,888 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 1.3 </TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18>

 Commercial</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 789 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 2.5 </TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18>

 Agricultural</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 1,887 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 20.1 </TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18>

 Loans to individuals</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18>

 for household,</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18>

 family and other purchases</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 (3,052)</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 (19.6)</TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18>

 Commercial and other loans</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 1,074 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 8.7 </TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18>

 State and political subdivision loans</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 1,887 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18>

 10.4 </TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="48%" VALIGN="TOP" HEIGHT=19>

 Total loans</TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=19>

 4,473 </TD>

<TD WIDTH="13%" VALIGN="TOP" HEIGHT=19>

 1.9 </TD>

<TD WIDTH="16%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="10%" VALIGN="TOP" HEIGHT=19> </TD>

</TR>



 High interest rates have slowed loan growth during 2000. We expect that loan growth will continue to be flat for the rest of the year.

We focus our commercial lending activity primarily on small businesses and our company's commercial lending officers have been successful in attracting new business loans.

We expect that loans to state and political subdivisions will increase for the remainder of 2000 as we continue to focus on this segment of our customers.

 

DEPOSITS

The following table shows deposit composition by type (dollars in thousands).

<TABLE BORDER CELLSPACING=1 BORDERCOLOR="#000000" WIDTH=574>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

</TD>

<TD WIDTH="28%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 September 30,</TD>

<TD WIDTH="28%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 December 31,</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="28%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 2000</TD>

<TD WIDTH="28%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 1999</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 $</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 %</TD>

<TD WIDTH="17%" VALIGN="TOP" HEIGHT=18>

 $</TD>

<TD WIDTH="11%" VALIGN="TOP" HEIGHT=18>

 %</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Noninterest-bearing deposits</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 23,415 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 8.1</TD>

<TD WIDTH="17%" VALIGN="TOP" HEIGHT=18>

 23,435 </TD>

<TD WIDTH="11%" VALIGN="TOP" HEIGHT=18>

 8.2</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 NOW accounts</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 40,468 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 14.1</TD>

<TD WIDTH="17%" VALIGN="TOP" HEIGHT=18>

 36,081 </TD>

<TD WIDTH="11%" VALIGN="TOP" HEIGHT=18>

 12.7</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Savings deposits</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 25,900 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 9.0</TD>

<TD WIDTH="17%" VALIGN="TOP" HEIGHT=18>

 26,276 </TD>

<TD WIDTH="11%" VALIGN="TOP" HEIGHT=18>

 9.2</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Money market deposit accounts</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 37,871 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 13.2</TD>

<TD WIDTH="17%" VALIGN="TOP" HEIGHT=18>

 39,831 </TD>

<TD WIDTH="11%" VALIGN="TOP" HEIGHT=18>

 14.0</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Certificates of deposit</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 159,961 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 55.6</TD>

<TD WIDTH="17%" VALIGN="TOP" HEIGHT=18>

 158,695 </TD>

<TD WIDTH="11%" VALIGN="TOP" HEIGHT=18>

 55.8</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="17%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="11%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=19>

 Total deposits</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19>

 287,615 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19>

 100.0</TD>

<TD WIDTH="17%" VALIGN="TOP" HEIGHT=19>

 284,318 </TD>

<TD WIDTH="11%" VALIGN="TOP" HEIGHT=19>

 100.0</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19>

  </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19>

  </TD>

<TD WIDTH="17%" VALIGN="TOP" HEIGHT=19>

  </TD>

<TD WIDTH="11%" VALIGN="TOP" HEIGHT=19>

  </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="28%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 September 30, 2000/</TD>

<TD WIDTH="28%" VALIGN="TOP" COLSPAN=2 HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="28%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 December 31, 1999</TD>

<TD WIDTH="17%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="11%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="28%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 Change</TD>

<TD WIDTH="17%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="11%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 $</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 %</TD>

<TD WIDTH="17%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="11%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Noninterest-bearing deposits</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 (20)</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 (0.1)</TD>

<TD WIDTH="17%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="11%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 NOW accounts</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 4,387 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 12.2 </TD>

<TD WIDTH="17%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="11%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Savings deposits</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 (376)</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 (1.4)</TD>

<TD WIDTH="17%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="11%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Money market deposit accounts</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 (1,960)</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 (4.9)</TD>

<TD WIDTH="17%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="11%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Certificates of deposit</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 1,266 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 0.8 </TD>

<TD WIDTH="17%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="11%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="17%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="11%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=19>

 Total deposits</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19>

 3,297 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19>

 1.2 </TD>

<TD WIDTH="17%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="11%" VALIGN="TOP" HEIGHT=19> </TD>

</TR>



 Total deposits increased during the September 30, 2000 period by $3.3 million or 1.2%.

NOW accounts increased by $4.4 million. Money market funds decreased, as customers moved funds to certificates of deposit to "lock-in" higher long-term rates.

BORROWED FUNDS

Borrowed funds increased $5.9 million during the first nine months of 2000. The company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home Loan Bank. On October 30, 2000, we paid down all of our borrowings (approximately $30 million) at the Federal Home Loan Bank with the funds obtained from the acquisition of the Sovereign branches discussed previously.

&#9;In November, 2000, the holding company will borrow between $2 and $3 million to invest in the bank subsidiary. This will increase the bank's capital and improve the negative impact on the regulatory capital ratios as a result of the branch acquisition (approximately $9.7 million in goodwill).

&#9;

CAPITAL

The company computed its risk-based capital ratios as follows (dollars in thousands):

September 30, December 31,

2000 1999

Amount Ratio Amount Ratio

Total capital (to risk-weighted assets)

Company &#9; $31,941 13.75% $30,610 14.09%

For capital adequacy purposes 18,580 8.00% 17,382 8.00%

To be well capitalized 23,224 10.00% 21,728 10.00%

 

Tier I capital (to risk-weighted assets)

Company &#9; $29,484 12.70% $28,341 13.04%

For capital adequacy purposes 9,290 4.00% 8,691 4.00%

To be well capitalized 13,935 6.00% 13,037 6.00%

Tier I capital (to average assets)

Company $29,484 8.53% $28,341 8.32%

For capital adequacy purposes 13,824 4.00% 13,620 4.00%

To be well capitalized 17,281 5.00% 17,025 5.00%

&#9;Based on our fore mentioned acquisition, we anticipate our capital ratios to fall approximately 500 basis points for both Total Capital and Tier I Capital ratios and our Tier I Capital to Average Assets ratio falling approximately 300 basis points. Our Company will be adequately capitalized for regulatory purposes.

See the discussion of liquidity below for details regarding future expansion

plans and the impact on capital.

&#9;Due to the significant rise in market interest rate levels during 1999 and 2000 the market value of our investment portfolio declined. During the third quarter of 2000 interest rates beyond 2 years fell and the market value of our portfolio recovered by $963,000, net of federal taxes, compared to December 31, 1999.

Net income and the rise in market rates resulted in an increase in total shareholders' equity of $1,988,000 from December 31, 1999.

July 30, 1999, our company began a plan to purchase, in open market or privately negotiated transactions, up to 135,000 shares of its outstanding common stock. This stock repurchase program was suspended in April 2000 because of the branch acquisition. However, a total of 55,162 shares were repurchased at a cost of approximately $1 million as of September 30, 2000.

RESULTS OF OPERATIONS

General

Net income for the three-month period ending September 30, 2000 was $911,000, an increase of $106,000 or 13.2% from the $805 for the 1999 related period. Earnings per share was $0.33 during the three month period ending September 30, 2000 compared with $0.28 during the comparable 1999 period.

Net income for the nine-month period ending September 30, 2000 was $2,746,000, an increase of $100,000, or 3.8%, compared to the 1999 related period. Earnings per share was $0.99 during the first nine months of 2000 compared with $0.94 during the comparable 1999 period. Details of the reasons for this change are discussed on the following pages.

Operating cash earnings (net income before amortization of intangible assets and merger and acquisition costs, net of tax) for the three-month period ending September 30, 2000 was $937,000, an increase of $114,000 or 13.9% from the $823 for the 1999 related period. Operating cash earnings per share was $0.34 during the first three months of 2000 compared with $0.29 during the comparable 1999 period.

Operating cash earnings for the nine-month period ending September 30, 2000 was $2,813, an increase of $113 or 4.2% from the $2,700 for the 1999 related period. Operating cash earnings per share was $0.99 during the first nine months of 2000 compared with $0.94 during the comparable 1999 period.

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the nine month period ending September 30, 2000, after provision for loan losses, was $8,480,000 an increase of $195,000 compared to an increase of $134,000 at September 30, 1999.

 &#9;

<TABLE CELLSPACING=0 BORDER=0 WIDTH=763>

<TR><TD VALIGN="TOP" HEIGHT=16>

Analysis of Average Balances and Interest Rates (dollars in thousands) (1)</TD>

</TR>



<TABLE BORDER CELLSPACING=1 WIDTH=757>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=29>

 </TD>

<TD WIDTH="23%" VALIGN="TOP" COLSPAN=4 HEIGHT=29>

  YTD

September

 </TD>

<TD WIDTH="22%" VALIGN="TOP" COLSPAN=3 HEIGHT=29>

 YTD 

September

 </TD>

<TD WIDTH="22%" VALIGN="TOP" COLSPAN=3 HEIGHT=29>

  YTD

September

 </TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

 2000</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 1999</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 1998</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 Average</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 Average</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 Average</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 Average</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 Average</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 Average</TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 Balance</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

 Interest</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 Rate</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 Balance</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 Interest</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 Rate</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 Balance</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 Interest</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 Rate</TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 ASSETS</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 $</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

 $</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 %</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 $</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 $</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 %</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 $</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 $</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 %</TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Short-term investments:</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Interest-bearing deposits at banks</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 388</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

 17</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 5.85%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 1,627</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 58</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 4.77%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 5,423</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 219</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 5.40%</TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Total short-term investments</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 388</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

 17</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 5.85%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 1,627</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 58</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 4.77%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 5,423</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 219</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 5.40%</TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Investment securities:</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Taxable</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 71,726</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

 3,363</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 6.25%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 68,588</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 3,065</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 5.96%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 75,812</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 3,537</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 6.22%</TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Tax-exempt (3)</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 20,634</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

 1,059</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 6.84%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 20,509</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 1,067</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 6.94%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 8,750</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 476</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 7.25%</TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Total investment securities</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 92,360</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

 4,422</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 6.38%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 89,097</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 4,132</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 6.18%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 84,562</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 4,013</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 6.33%</TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Loans:</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Residential mortgage loans</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 144,412</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

 9,124</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 8.44%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 136,837</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 8,648</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 8.45%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 125,923</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 8,403</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 8.92%</TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Commercial and farm loans</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 58,017</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

 4,017</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 9.25%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 48,788</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 3,328</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 9.12%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 45,451</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 3,354</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 9.87%</TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Loans to state and political subdivisions</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 19,427</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

 1,208</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 8.31%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 13,089</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 822</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 8.40%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 10,380</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 668</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 8.60%</TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Other loans</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 14,589</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

 1,056</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 9.67%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 14,491</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 975</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 9.00%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 13,836</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 948</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 9.16%</TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Loans, net of</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 discount (2)(3)(4)</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 236,445</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

 15,405</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 8.70%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 213,205</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 13,773</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 8.64%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 195,590</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 13,373</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 9.14%</TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Total interest-earning assets</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 329,193</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

 19,844</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 8.05%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 303,929</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 17,963</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 7.90%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 285,575</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 17,605</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 8.24%</TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Cash and due from banks</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 6,787</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 6,853</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 6,536</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Bank premises and equipment</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 6,280</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 5,891</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 5,722</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Other assets</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 2,633</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 2,803</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 886</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Total non-interest bearing assets</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 15,700</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 15,547</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 13,144</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=17>

 Total assets</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=17>

 344,893</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 319,476</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 298,719</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

  </TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

  </TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" COLSPAN=2 HEIGHT=21>

 LIABILITIES AND STOCKHOLDERS' EQUITY</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=21>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=21>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=21>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=21>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=21>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=21>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=21>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=21>

  </TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Interest-bearing liabilities:</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 NOW accounts</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 37,863</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

 541</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 1.90%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 35,976</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 479</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 1.78%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 33,120</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 536</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 2.16%</TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Savings accounts</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 26,877</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

 327</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 1.62%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 27,976</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 372</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 1.78%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 26,795</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 444</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 2.22%</TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Money market accounts</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 37,279</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

 1,465</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 5.23%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 41,020</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 1,326</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 4.32%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 36,754</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 1,343</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 4.89%</TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Certificates of deposit</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 160,637</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

 6,753</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 5.60%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 152,128</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 6,323</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 5.56%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 145,702</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 6,255</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 5.74%</TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Total interest-bearing deposits</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 262,656</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

 9,086</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 4.61%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 257,100</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 8,500</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 4.42%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 242,371</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 8,578</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 4.73%</TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Other borrowed funds</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 25,623</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

 1,208</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 6.28%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 8,019</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 325</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 5.42%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 7,025</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 328</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 6.24%</TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Total interest-bearing liabilities</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 288,279</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

 10,294</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 4.76%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 265,119</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 8,825</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 4.45%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 249,396</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 8,906</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 4.77%</TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Demand deposits</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 23,283</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 21,998</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 19,549</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Other liabilities</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 3,901</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 4,316</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 3,424</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Total non-interest-bearing liabilities</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 27,184</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 26,314</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 22,973</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Stockholders' equity</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 29,430</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 28,043</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 26,350</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

 Total liabilities and stockholders'</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=17>

 equity</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=17>

 344,893</TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 319,476</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

 298,719</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

  </TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

  </TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=17>

 Net interest income</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=17>

 9,550</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17>

 9,138</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17>

 8,699</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

  </TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

  </TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP" HEIGHT=16>

 Net interest spread (5)</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 3.30%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 3.45%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 3.47%</TD>

</TR>

<TR><TD WIDTH="33%" VALIGN="TOP">

 Loan Yield</TD>

<TD WIDTH="9%" VALIGN="TOP">

  </TD>

<TD WIDTH="7%" VALIGN="TOP" COLSPAN=2>

  </TD>

<TD WIDTH="7%" VALIGN="TOP">

 8.70%</TD>

<TD WIDTH="7%" VALIGN="TOP">

  </TD>

<TD WIDTH="8%" VALIGN="TOP">

  </TD>

<TD WIDTH="7%" VALIGN="TOP">

 8.64%</TD>

<TD WIDTH="7%" VALIGN="TOP">

  </TD>

<TD WIDTH="8%" VALIGN="TOP">

  </TD>

<TD WIDTH="7%" VALIGN="TOP">

 9.14%</TD>

</TR>

<TR><TD WIDTH="49%" VALIGN="TOP" COLSPAN=4>

 Cost of funds (including demand, excludes borrowings)</TD>

<TD WIDTH="7%" VALIGN="TOP">

 4.23%</TD>

<TD WIDTH="7%" VALIGN="TOP">

 </TD>

<TD WIDTH="8%" VALIGN="TOP">

 </TD>

<TD WIDTH="7%" VALIGN="TOP">

 4.07%</TD>

<TD WIDTH="7%" VALIGN="TOP">

 </TD>

<TD WIDTH="8%" VALIGN="TOP">

 </TD>

<TD WIDTH="7%" VALIGN="TOP">

 4.38%</TD>

</TR>

<TR><TD WIDTH="49%" VALIGN="TOP" COLSPAN=4>

 Net operating spread (includes demand, excludes borrowings)</TD>

<TD WIDTH="7%" VALIGN="TOP">

 4.47%</TD>

<TD WIDTH="7%" VALIGN="TOP">

 </TD>

<TD WIDTH="8%" VALIGN="TOP">

 </TD>

<TD WIDTH="7%" VALIGN="TOP">

 4.57%</TD>

<TD WIDTH="7%" VALIGN="TOP">

 </TD>

<TD WIDTH="8%" VALIGN="TOP">

 </TD>

<TD WIDTH="7%" VALIGN="TOP">

 4.76%</TD>

</TR>

<TR><TD WIDTH="49%" VALIGN="TOP" COLSPAN=4>

 Spread (Loan Yield to Investment Yield)</TD>

<TD WIDTH="7%" VALIGN="TOP">

 2.32%</TD>

<TD WIDTH="7%" VALIGN="TOP">

 </TD>

<TD WIDTH="8%" VALIGN="TOP">

 </TD>

<TD WIDTH="7%" VALIGN="TOP">

 2.48%</TD>

<TD WIDTH="7%" VALIGN="TOP">

 </TD>

<TD WIDTH="8%" VALIGN="TOP">

 </TD>

<TD WIDTH="7%" VALIGN="TOP">

 2.87%</TD>

</TR>

<TR><TD WIDTH="49%" VALIGN="TOP" COLSPAN=4>

 Spread (Investment Yield to Cost of Funds)</TD>

<TD WIDTH="7%" VALIGN="TOP">

 2.15%</TD>

<TD WIDTH="7%" VALIGN="TOP">

 </TD>

<TD WIDTH="8%" VALIGN="TOP">

 </TD>

<TD WIDTH="7%" VALIGN="TOP">

 2.09%</TD>

<TD WIDTH="7%" VALIGN="TOP">

 </TD>

<TD WIDTH="8%" VALIGN="TOP">

 </TD>

<TD WIDTH="7%" VALIGN="TOP">

 1.89%</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" COLSPAN=3 HEIGHT=16>

 Net interest income as a percentage</TD>

<TD WIDTH="5%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" COLSPAN=3 HEIGHT=16>

 of average interest-earning assets</TD>

<TD WIDTH="5%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 3.88%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 4.03%</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 4.08%</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" COLSPAN=3 HEIGHT=16>

 Ratio of interest-earning assets</TD>

<TD WIDTH="5%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" COLSPAN=3 HEIGHT=16>

 to interest-bearing liabilities</TD>

<TD WIDTH="5%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 1.14</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 1.15</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

 1.15</TD>

</TR>



<TABLE CELLSPACING=0 BORDER=0 WIDTH=747>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=16>

(1) Averages are based on daily averages.</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="45%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

 (2) Includes loan origination and commitment fees.</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="86%" VALIGN="TOP" COLSPAN=7 HEIGHT=16>

 (3) Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="45%" VALIGN="TOP" COLSPAN=2 HEIGHT=16>

 a statutory federal income tax rate of 34%.</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD VALIGN="TOP" COLSPAN=9 HEIGHT=18>

 (4) Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest- earning assets.</TD>

</TR>

<TR><TD VALIGN="TOP" COLSPAN=9 HEIGHT=16>

 (5) Interest rate spread represents the difference between the average rate earned on interest-earning assets</TD>

</TR>

<TR><TD WIDTH="62%" VALIGN="TOP" COLSPAN=4 HEIGHT=16>

 and the average rate paid on interest-bearing liabilities.</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>



<BLOCKQUOTE>We have experienced a narrowing interest margin percentage during 1999 and the nine months of 2000, continuing the trend in recent years. The 1998 flat yield curve limited our opportunity to increase margin with new business as the existing investments and loans mature or repay. When the yield curve became steeper in 1999, interest rates began to rise resulting in our short-term liabilities repricing faster than our short-term assets. Currently the yield curve is inverted (not a normal up slope) beyond 6 months. Most of the company's investments, loans, deposits and borrowings are priced or repriced along the three month to five year portion of the yield curve and an inverted yield curve will continue to reduce our net interest margin.</BLOCKQUOTE>

We continue to review various pricing and investment strategies to enhance deposit growth while maintaining or expanding the current interest margin.

 

  <DIR>

<DIR>

Analysis of Changes in Net Interest Income on a Tax Equivalent Basis for the

Nine-Month Period Ended September 30 (dollars in thousands), </DIR>

</DIR>


<TABLE CELLSPACING=0 BORDER=0 CELLPADDING=2 WIDTH=752>

<TR><TD WIDTH="43%" VALIGN="TOP" HEIGHT=10>

 

 </TD>

<TD WIDTH="26%" VALIGN="TOP" HEIGHT=10>

 2000 vs. 1999 (1)</TD>

<TD WIDTH="6%" VALIGN="TOP" HEIGHT=10> </TD>

<TD WIDTH="26%" VALIGN="TOP" HEIGHT=10>

 1999 vs. 1998 (1)</TD>

</TR>



<TABLE BORDER CELLSPACING=1 WIDTH=751>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 Change in </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 Change in </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 Total </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 Change in </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 Change in </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 Total </TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 Volume </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 Rate </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 Change </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 Volume </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 Rate </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 Change </TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

 Interest Income: </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

 Short-term investments: </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

 Interest-bearing deposits at banks </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 $ (59)</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 $ 18 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 $ (41)</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 $ (138)</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 $ (23)</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 $ (161)</TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

 Total short-term investments </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 (59)</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 18 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 (41)</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 (138)</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 (23)</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 (161)</TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

 Investment securities: </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

 Taxable </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 143 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 155 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 298 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 (327)</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 (145)</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 (472)</TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

 Tax-exempt </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 7 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 (15)</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 (8)</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 611 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 (20)</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 591 </TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

 Total investment securities </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 150 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 140 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 290 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 284 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 (165)</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 119 </TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

 Loans: </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

 Residential mortgage loans </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 487 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 (11)</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 476 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 631 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 (386)</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 245 </TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

 Commercial and farm loans </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 641 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 48 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 689 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 699 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 (725)</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 (26)</TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

 Loans to state and political subdivisions </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 395 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 (9)</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 386 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 170 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 (16)</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 154 </TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

 Other loans </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 7 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 74 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 81 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 44 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 (17)</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 27 </TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

 Loans, net of </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

 discount </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 1,530 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 102 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 1,632 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 1,544 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 (1,144)</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 400 </TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

 Total Interest Income </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 1,621 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 260 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 1,881 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 1,690 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 (1,332)</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 358 </TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

 Interest Expense: </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

 Interest-bearing deposits: </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

 NOW accounts </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 27 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 35 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 62 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 54 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 (111)</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 (57)</TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

 Savings accounts </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 (14)</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 (31)</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 (45)</TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 21 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 (93)</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 (72)</TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

 Money Market accounts </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 (106)</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 245 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 139 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 179 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 (196)</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 (17)</TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

 Certificates of deposit </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 378 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 52 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 430 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 245 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 (177)</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 68 </TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

 Total interest-bearing deposits </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 285 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 301 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 586 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 499 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 (577)</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 (78)</TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

 Other borrowed funds </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 823 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 60 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 883 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 47 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 (50)</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 (3)</TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

 Total interest expense </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 1,108 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 361 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 1,469 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 546 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

 (627)</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

 (81)</TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=16>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=16>

  </TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=17>

 Net interest income </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17>

 $ 513 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17>

 $ (101)</TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17>

 $ 412 </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=17>

 $1,144 </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17>

 $ (705)</TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=17>

 $ 439 </TD>

</TR>

<TR><TD WIDTH="42%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="7%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="8%" VALIGN="TOP" HEIGHT=17>

  </TD>

<TD WIDTH="9%" VALIGN="TOP" HEIGHT=17>

  </TD>

</TR>



<TABLE CELLSPACING=0 BORDER=0 CELLPADDING=2 WIDTH=752>

<TR><TD VALIGN="TOP" HEIGHT=13>

(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.</TD>

</TR>

<TR><TD VALIGN="TOP" HEIGHT=13> </TD>

</TR>



<BLOCKQUOTE>As can be seen from the preceding tables, tax equivalent net interest income rose from $8,699,000 in 1998 to $9,138,000 in 1999 and increased to $9,550,000 in 2000. In the period ending September 30, 2000, net interest income increased $412,000 while overall spread decreased from 3.45% to 3.30%. The increased volume of interest-earning assets generated an increase in interest income of $1,621,000 while increased volume of interest-bearing liabilities produced $1,108,000 of interest expense. The change in volume resulted in an increase of $513,000 in net interest income. The net change in rate was a negative $101,000 resulting in a total positive net change of $412,000 when combined with change in volume. The yield on interest-earning assets increased 15 basis points from 7.90% to 8.05% and the average interest rate on interest-bearing liabilities increased 31 basis points from 4.45% to 4.76% because of the previously describe changes to the yield curve.</BLOCKQUOTE>

&#9;The provision for loan losses was $100,000 for the three-month period ended September 30, 2000 compared to $90,000 for the same period in 1999.

For the nine-month period ended September 30, 2000 the provision for loan losses was $300,000 compared to $210,000 for the same period in 1999.

This provision was appropriate given management's quarterly review of the allowance for loan losses that is based on the following information: migration analysis of delinquent and non accrual loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative adjustments and peer comparisons.

OTHER OPERATING INCOME (dollars in thousands)

<TABLE BORDER CELLSPACING=1 WIDTH=583>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

</TD>

<TD WIDTH="27%" VALIGN="TOP" COLSPAN=3 HEIGHT=18>

 Three months ended</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="15%" VALIGN="TOP" COLSPAN=2 HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="27%" VALIGN="TOP" COLSPAN=3 HEIGHT=18>

 September 30,</TD>

<TD WIDTH="29%" VALIGN="TOP" COLSPAN=3 HEIGHT=18>

 Change</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 2000</TD>

<TD WIDTH="13%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 1999</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 $</TD>

<TD WIDTH="15%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 %</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Service charges</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 $461 </TD>

<TD WIDTH="13%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 $377 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 84 </TD>

<TD WIDTH="15%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 22.3 </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Trust</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 109 </TD>

<TD WIDTH="13%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 81 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 28 </TD>

<TD WIDTH="15%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 34.6 </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Other</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 102 </TD>

<TD WIDTH="13%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 27 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 75 </TD>

<TD WIDTH="15%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 277.8 </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Realized securities gains, net</TD>

<TD WIDTH="15%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 (20)</TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 4 </TD>

<TD WIDTH="15%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 (24)</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 (600.0)</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=19>

 Total</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19>

 $652 </TD>

<TD WIDTH="13%" VALIGN="TOP" COLSPAN=2 HEIGHT=19>

 $489 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19>

 163 </TD>

<TD WIDTH="15%" VALIGN="TOP" COLSPAN=2 HEIGHT=19>

 33.3 </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="13%" VALIGN="TOP" COLSPAN=2 HEIGHT=19> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="15%" VALIGN="TOP" COLSPAN=2 HEIGHT=19> </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="27%" VALIGN="TOP" COLSPAN=3 HEIGHT=18>

 Nine months ended </TD>

<TD WIDTH="29%" VALIGN="TOP" COLSPAN=3 HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="27%" VALIGN="TOP" COLSPAN=3 HEIGHT=18>

 September 30, </TD>

<TD WIDTH="29%" VALIGN="TOP" COLSPAN=3 HEIGHT=18>

 Change </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 2000 </TD>

<TD WIDTH="13%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 1999 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 $ </TD>

<TD WIDTH="15%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 % </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Service charges</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 $1,313 </TD>

<TD WIDTH="13%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 $1,034 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 279 </TD>

<TD WIDTH="15%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 27.0 </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Trust</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 326 </TD>

<TD WIDTH="13%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 285 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 41 </TD>

<TD WIDTH="15%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 14.4 </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Other</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 281 </TD>

<TD WIDTH="13%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 320 </TD>

<TD WIDTH="15%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 (39)</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 (12.2)</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Realized securities gains, net</TD>

<TD WIDTH="15%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 (15)</TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 231 </TD>

<TD WIDTH="15%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 (246)</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 (106.5)</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=19>

 Total</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19>

 $1,905 </TD>

<TD WIDTH="13%" VALIGN="TOP" COLSPAN=2 HEIGHT=19>

 $1,870 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19>

 35 </TD>

<TD WIDTH="15%" VALIGN="TOP" COLSPAN=2 HEIGHT=19>

 1.9 </TD>

</TR>



  

&#9;As indicated in the above table, other income was $652,000 and $1,905,000 for the three-month and nine-month periods ended September 30, 2000 compared to $489,000 and $1,870,000 for the same periods in 1999.

The increase in service charges is directly attributable to increased checking account, ATM and MasterMoney Card charges.

&#9;The trust income increase for the nine-month period is the result of a change in our fee structure and additional business.

&#9;The decrease in other income was primarily a result of an adjustment to insurance income.

&#9;Realized securities gains are significantly less as we have finished restructuring our investment portfolio. During 1997, 1998 and 1999, sold U.S. Treasury notes to restructure the investment portfolio. We reinvested the proceeds by purchasing AAA municipal bonds, investment grade corporate bonds and U S agency mortgage backed securities.

&#9;We continue to evaluate means of increasing other operating income to off-set the loss of net interest margin described above. Our approach is to apply service charges on business transaction accounts by charging fees on transaction activity (reduced by earnings credit based on customers' balances) to more equitably recover costs. We expect to continue this analysis for our other products.

OTHER OPERATING EXPENSES (dollars in thousands)

<TABLE BORDER CELLSPACING=1 WIDTH=574>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

</TD>

<TD WIDTH="28%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 Three months ended</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="28%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 September 30,</TD>

<TD WIDTH="28%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 Change</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 2000</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 1999</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 $</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 %</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Salaries and employee benefits</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 $1,179 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 $1,128 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 51 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 4.5 </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Occupancy </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 132 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 123 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 9 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 7.3 </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Furniture and equipment </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 189 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 173 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 16 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 9.2 </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Professional fees</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 80 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 95 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 (15)</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 (15.8)</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Other</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 777 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 719 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 58 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 8.1 </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=15>

 Total</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=15>

 $2,357 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=15>

 $2,238 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=15>

 119 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=15>

 5.3 </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19> </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="28%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 Nine months ended</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="28%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 September 30,</TD>

<TD WIDTH="28%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 Change</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 2000</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 1999</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 $</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 %</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Salaries and employee benefits</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 $3,365 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 $3,204 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 161 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 5.0 </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Occupancy </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 414 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 392 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 22 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 5.6 </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Furniture and equipment </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 549 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 513 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 36 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 7.0 </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Professional fees</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 337 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 411 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 (74)</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 (18.0)</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Other</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 2,308 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 2,178 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 130 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 6.0 </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=13>

 Total</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=13>

 $6,973 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=13>

 $6,698 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=13>

 275 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=13>

 4.1 </TD>

</TR>



  

&#9;Other operating expenses detailed above were $2.4 million and $7.0 million for the three-month and nine-month periods ended September 30, 2000 compared to $2.2 million and $6.7 million for the same periods in 1999.

&#9;The increase in salaries and employee benefits was a result of normal merit increases and increased staff for our new branch in Wal-Mart.

&#9;Occupancy and furniture and equipment expense increased because of the new operations center in 1999 and normal increases.&#9;

The other operating expense increase reflects the cost of normal operating expenses.

 

PROFESSIONAL FEES (dollars in thousands)

<TABLE BORDER CELLSPACING=1 WIDTH=574>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

</TD>

<TD WIDTH="28%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 Three months ended</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="28%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 September 30,</TD>

<TD WIDTH="28%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 Change</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 2000</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 1999</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 $</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 %</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Other professional fees</TD>

<TD WIDTH="14%" VALIGN="TOP" BGCOLOR="#ffffff" HEIGHT=18>

 $66 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 $67 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 (1)</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 (1.5)</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Legal fees</TD>

<TD WIDTH="14%" VALIGN="TOP" BGCOLOR="#ffffff" HEIGHT=18>

 7 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 11 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 (4)</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 (36.4)</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Examinations and audits</TD>

<TD WIDTH="14%" VALIGN="TOP" BGCOLOR="#ffffff" HEIGHT=18>

 7 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 17 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 (10)</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 (58.8)</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=19>

 Total</TD>

<TD WIDTH="14%" VALIGN="TOP" BGCOLOR="#ffffff" HEIGHT=19>

 $80 </TD>

<TD WIDTH="14%" VALIGN="TOP" BGCOLOR="#ffffff" HEIGHT=19>

 $95 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19>

 (15)</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19>

 (15.8)</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19> </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="28%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 Nine months ended</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="28%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 September 30,</TD>

<TD WIDTH="28%" VALIGN="TOP" COLSPAN=2 HEIGHT=18>

 Change</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 2000</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 1999</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 $</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 %</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Other professional fees</TD>

<TD WIDTH="14%" VALIGN="TOP" BGCOLOR="#ffffff" HEIGHT=18>

 $287 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 $343 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 (56)</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 (16.3)</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Legal fees</TD>

<TD WIDTH="14%" VALIGN="TOP" BGCOLOR="#ffffff" HEIGHT=18>

 18 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 29 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 (11)</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 (37.9)</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=18>

 Examinations and audits</TD>

<TD WIDTH="14%" VALIGN="TOP" BGCOLOR="#ffffff" HEIGHT=18>

 32 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 39 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 (7)</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=18>

 (17.9)</TD>

</TR>

<TR><TD WIDTH="44%" VALIGN="TOP" HEIGHT=19>

 Total</TD>

<TD WIDTH="14%" VALIGN="TOP" BGCOLOR="#ffffff" HEIGHT=19>

 $337 </TD>

<TD WIDTH="14%" VALIGN="TOP" BGCOLOR="#ffffff" HEIGHT=19>

 $411 </TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19>

 (74)</TD>

<TD WIDTH="14%" VALIGN="TOP" HEIGHT=19>

 (18.0)</TD>

</TR>



  

&#9;Professional fees decrease in 2000 reflects management's efforts to implement strategic growth initiatives and process improvements, most of which were completed in 1999.

PROVISION FOR INCOME TAXES

&#9;The provision for income taxes was $216,000 and $666,000 for the three-month and nine-month periods ended September 30, 2000 compared to $207,000 and $811,000 for the same periods in 1999. The decrease was primarily a result of increased levels of tax exempt income.

&#9;In November 1999, we entered into a limited partnership agreement to establish a low income housing project in Bradford County, Pa. As a result of this agreement we expect to receive approximately $900,000 of tax credits over a ten year period.

BRANCH ACQUISITION

&#9;On April 18, 2000, our company executed an agreement to acquire the Bradford County, Pennsylvania, offices of Sovereign Bank. This acquisition occurred on October 27, 2000. These six offices located in Sayre, Troy, State Line, LeRaysville and Towanda, have total deposits of nearly $80 million. We also received Sovereign's Bradford County loan portfolio of approximately $30 million. Our acquisition of Sovereign Bank's loans consists primarily of small business and consumer loans. We anticipate future growth in residential mortgage lending. The deposits from the Sovereign offices will provide a significant addition to our core deposit base and will have a positive impact upon our liquidity. The consummation of the acquisition of Bradford County branches enabled us to eliminate all of our borrowings from the Federal Home Loan Bank. We believe this transaction will increase earnings in 2001 and beyond.

 

LIQUIDITY

As detailed in the Consolidated Statement of Cash Flows, our company incurred a negative net cash flow from operating, investing and financing activities during the 2000 period. The major components have been discussed previously in the financial condition section relating to investments, loans and deposits.

Liquidity is a measure of our company's ability to efficiently meet normal cash flow requirements of both borrowers and depositors. To maintain proper liquidity, we follow our cash management and investment policies to assure we can meet our financial obligations to depositors, credit customers and stockholders. Liquidity is needed to meet depositors' withdrawal demands, extend credit to meet borrowers' needs, provide funds for normal operating expenses and cash dividends, and fund other capital expenditures.

Our company's historical activity in this area can be seen in the Consolidated Statement of Cash Flows from investing and financing activities.

Cash generated by operating activities, investing activities and financing activities influences liquidity management. The most important source of funds is the deposits that are primarily core deposits (deposits from customers with other relationships). Short-term debt from the Federal Home Loan Bank supplements our company's availability of funds.

Our company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net increase in loans is detailed. Other significant uses of funds include capital expenditures. Surplus funds are then invested in investment securities.

Capital expenditures during the first nine months of 2000 were $1.9 million, $1.1 million more than the same period in 1999. The large increase is primarily the result of the building projects in process (described below).

We acquired a property near the Mansfield Wal-Mart in 1999 consisting of a large office building on 2 acres, to be used as an operations facility. We have begun construction and expect it to be completed in November 2000. The total cost of acquisition and remodeling will be approximately $1.8 million.

In addition, our company has constructed a new branch in Wal-Mart's new Supercenter at Mansfield that opened in August 2000.

Our company has designed a new building to house our Mansfield community office, Trust and Investment service and executive offices. Construction has begun and we expect it to be occupied in January 2001 and completed by the end of the first quarter of 2001 and cost approximately $2.4 million.

We believe our company has sufficient resources to complete these projects from our normal operations and that they will have a long-term positive effect on revenues, efficiency and the capacity for future growth.

Our company achieves liquidity primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA, and investments that mature in less than one year. The company also has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $89 million as an additional source of liquidity.

Apart from those matters described above, management does not currently believe that there are any current trends, events or uncertainties that would have a material impact on capital.

 

CREDIT QUALITY RISK

&#9;The following table identifies amounts of loan losses and non-performing loans. Past due loans are those that were contractually past due 90 days or more as to interest or principal payments (dollars in thousands).  ;

<TABLE BORDER CELLSPACING=1 WIDTH=684>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=17>

</TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=17>

 September 30,</TD>

<TD WIDTH="48%" VALIGN="TOP" COLSPAN=4 HEIGHT=17>

 December 31, </TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=18>

 2000</TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 1999</TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 1998</TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 1997</TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 1996</TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=18>

 Non-performing loans:</TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=18>

 Non-accruing loans</TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=18>

 $ 531 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 $ 421 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 $1,495 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 $1,169 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 $ 844 </TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=18>

 Impaired loans</TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=18>

 777 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 1,334 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 382 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 382 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 414 </TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=18>

 Accrual loans - 90 days or</TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=18>

 more past due</TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=18>

 14 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 78 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 15 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 170 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 723 </TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=18>

 Total non-performing loans</TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=18>

 1,322 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 1,833 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 1,892 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 1,721 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 1,981 </TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=18>

 Foreclosed assets held for sale</TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=18>

 490 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 573 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 529 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 238 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 164 </TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=10>

 Total non-performing assets</TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=10>

 $1,812 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=10>

 $2,406 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=10>

 $2,421 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=10>

 $1,959 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=10>

 $2,145 </TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=19> </TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=18>

 Non-performing loans as a percent</TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=10>

 of loans net of unearned income</TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=10>

 0.56%</TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=10>

 0.79%</TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=10>

 0.92%</TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=10>

 0.90%</TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=10>

 1.09%</TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=19>

 Non-performing assets as a percent</TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=19> </TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=11>

 of loans net of unearned income</TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=11>

 0.77%</TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=11>

 1.04%</TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=11>

 1.18%</TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=11>

 1.02%</TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=11>

 1.18%</TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=19> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=19> </TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18> </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18> </TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=18>

 Allowance for possible loan losses: </TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=18>

 September 30, </TD>

<TD WIDTH="48%" VALIGN="TOP" COLSPAN=4 HEIGHT=18>

 December 31, </TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=18>

  </TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=18>

 2000 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 1999 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 1998 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 1997 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 1996 </TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=18>

  </TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=18>

  </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

  </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

  </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

  </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

  </TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=18>

 Balance at beginning of period </TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=18>

 $2,270 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 $2,292 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 $2,138 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 $1,995 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 $1,833 </TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=18>

  </TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=18>

  </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

  </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

  </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

  </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

  </TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=18>

 Charge-offs </TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=18>

 (149)</TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 (551)</TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 (112)</TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 (83)</TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 (64)</TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=18>

 Recoveries </TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=18>

 36 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 54 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 48 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 16 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 21 </TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=18>

 Provision for loan losses </TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=18>

 300 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 475 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 218 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 210 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

 205 </TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=18>

  </TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=18>

  </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

  </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

  </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

  </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

  </TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=9>

 Balance at end of period </TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=9>

 $2,457 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=9>

 $2,270 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=9>

 $2,292 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=9>

 $2,138 </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=9>

 $1,995 </TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=19>

  </TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=19>

  </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=19>

  </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=19>

  </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=19>

  </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=19>

  </TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=18>

 Allowance for losses as a percent </TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=18>

  </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

  </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

  </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

  </TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=18>

  </TD>

</TR>

<TR><TD WIDTH="38%" VALIGN="TOP" HEIGHT=10>

 of total loans</TD>

<TD WIDTH="15%" VALIGN="TOP" HEIGHT=10>

 1.04%</TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=10>

 0.98%</TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=10>

 1.13%</TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=10>

 1.11%</TD>

<TD WIDTH="12%" VALIGN="TOP" HEIGHT=10>

 1.09%</TD>

</TR>



 A large impaired loan was repaid during the current year.

Interest does not accrue on non-accrual loans. Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

INTEREST RATE AND MARKET RISK MANAGEMENT

The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances and the market value risk of assets and liabilities.

Because of the nature of our operations, we are not subject to foreign currency exchange or commodity price risk and, since our company has no trading portfolio, it is not subject to trading risk.

Currently our company has equity securities that represent only 4% of our investment portfolio and, therefore, equity risk is not significant.

The primary components of interest-sensitive assets include adjustable-rate loans and investments, loan repayments, investment maturities and money market investments. The primary components of interest-sensitive liabilities include maturing certificates of deposit, IRA certificates of deposit and short-term borrowings. Savings deposits, NOW accounts and money market investor accounts are considered core deposits and are not short-term interest sensitive (except for the top-tier money market investor accounts which are paid current market interest rates).

Gap analysis, one of the methods used by us to analyze interest rate risk, does not necessarily show the precise impact of specific interest rate movements on our company's net interest income because the repricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. In addition, assets and liabilities within the same period may, in fact, be repaid at different times and at different rate levels. We have not experienced the kind of earnings volatility that might be indicated from gap analysis.

Our company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management process that will effectively identify, measure, and monitor our company's risk exposure.

We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure. A shock analysis at September 30, 2000, indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our company's anticipated net interest income over the next twenty-four months.

GENERAL

 

<BLOCKQUOTE> The majority of assets and liabilities of a financial institution are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets and on non-interest expenses, which tend to rise during periods of general inflation. The recent action by the Federal Reserve of increasing short-term interest rates will help ensure that the level of inflation remains at a relatively low level. </BLOCKQUOTE>

<BLOCKQUOTE>   Various congressional bills have been passed and other proposals have been made for significant changes to the banking system, including provisions for: limitation on deposit insurance coverage; changing the timing and method financial institutions use to pay for deposit insurance; and tightening the regulation of bank derivatives' activities. </BLOCKQUOTE>

<BLOCKQUOTE>   On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, which is also known as the Financial Services Modernization Act. The act repeals some depression-era banking laws and will permit banks, insurance companies and securities firms to engage in each others' business after complying with certain conditions and regulations which are yet to be finalized. The act grants to community banks the power to enter new financial markets as a matter of right that larger institutions have managed to do on an ad hoc basis. At this time, our company has no plans to pursue these additional possibilities. </BLOCKQUOTE>

<BLOCKQUOTE>   Our company does not believe that the Financial Services Modernization Act will have an immediate positive or negative material impact on our operations. However, the act may have the result of increasing the amount of competition that our company faces from larger financial service companies, many of whom have substantially more financial resources than our company, which may now offer banking services in addition to insurance and brokerage products. < /BLOCKQUOTE>

<BLOCKQUOTE> </BLOCKQUOTE>

<BLOCKQUOTE> </BLOCKQUOTE>

<BLOCKQUOTE>   Aside from those matters described above, we do not believe that there are any trends, events or uncertainties which would have a material adverse impact on future operating results, liquidity or capital resources. We are not aware of any current recommendations by the regulatory authorities (except as described herein) which, if they were to be implemented, would have such an effect, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on our company's results of operations. <!-- Page 54 --> </BLOCKQUOTE>

Item 3- Quantitative and Qualitative Disclosure About Market Risk

In the normal course of conducting business activities, the company is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments and was disussed previously in this Form 10-Q. Interest rate risk is managed by management and a committee of the board of directors.

No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 1999.

PART II - OTHER INFORMATION AND SIGNATURES

Item 1 - Legal Proceedings

Management is not aware of any litigation that would have a material

adverse effect on the consolidated financial position of the company. Any

pending proceedings are ordinary, routine litigation incidental to the

business of the company and its subsidiary. In addition, no material

proceedings are pending or are known to be threatened or contemplated against

the company and its subsidiary by government authorities.

Item 2 - Changes in Securities - Nothing to report.

Item 3 - Defaults Upon Senior Securities - Nothing to report.

Item 4 - Submission of Matters to a Vote of Security Holders - Nothing to report.

 

Item 5 - Other Information - Nothing to report.

Item 6 -Exhibits and reports on Form 8-K.

&#9;(a) Exhibits. <DIR>

<DIR>

<DIR>

(3)(i) - Articles of Incorporation of the Corporation, as amended. (Incorporated by Reference to Exhibit (3)(ii) to the Quarterly Report of Form 10-Q for the period ended March 31, 2000, as filed with the Commission on May 11,2000.)

(3)(ii)- By-laws of the Corporation, as amended. (Incorporated by Reference to Exhibit (3)(ii) to the Annual Report of Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on March 26, 1996.)

(4) - Instruments Defining the Rights of Stockholders. (Incorporated by reference to the Registrant's Registration Statement No.2-89103 on Form S-14, as filed with the Commission on February 17, 1984.)

(10) - Material Contracts. Employment Agreement between our company and Richard E. Wilber. (Incorporated by Reference to Exhibit (10) to the Annual Report of Form 10-K for the fiscal year ended December 31, 1998, as filed with the Commission on March 17, 1998.)

(11) - Computation of Earnings Per Share included on page 5 of this Form 10-Q.

(27) - Financial Data Schedules, which are submitted electronically to the Securities and Exchange Commission for information only and not filed.

(99) - Independent accountant's review of financial statements for the period ended September 30, 2000. </DIR>

(b) Reports on Form 8-K - Nothing to report.

  <DIR>

&#9; </DIR>

</DIR>

</DIR>

Signatures

 

Pursuant to the requirements of the Securities Exchange Act of 1934, the

undersigned Registrant has duly caused this report to be signed on its behalf

by the undersigned hereunto duly authorized.

 

 

 

 

 

 

 

 

Citizens Financial Services, Inc.

(Registrant)

 

November 9, 2000 <U>/s/ Richard E. Wilber

</U> By: Richard E. Wilber

President

(Principal Executive Officer)

 

 

 

November 9, 2000 <U>/s/ Thomas C. Lyman

</U> By: Thomas C. Lyman

Treasurer

(Principal Financial Officer &

Principal Accounting Officer)

&#9;

EXHIBITS INDEX <DIR>

<DIR>

<DIR>

(3)(i) - Articles of Incorporation of the Corporation, as amended. (Incorporated by Reference to Exhibit (3)(ii) to the Quarterly Report of Form 10-Q for the period ended March 31, 2000, as filed with the Commission on May 11,2000.)

(3)(ii)- By-laws of the Corporation, as amended. (Incorporated by Reference to Exhibit (3)(ii) to the Annual Report of Form 10-K for the fiscal year ended December 31, 1995, as filed with the Commission on March 26, 1996.)

(4) - Instruments Defining the Rights of Stockholders. (Incorporated by reference to the Registrant's Registration Statement No.2-89103 on Form S-14, as filed with the Commission on February 17, 1984.)

(10) - Material Contracts. Employment Agreement between our company and Richard E. Wilber. (Incorporated by Reference to Exhibit (10)to the Annual Report of Form 10-K for the fiscal year ended December 31, 1998, as filed with the Commission on March 17, 1998.)

(11) - Computation of Earnings Per Share included on page 5 of this Form 10-Q.

(27) - Financial Data Schedule, which are submitted electronically to the Securities and Exchange Commission for information only and not filed.

(99) - Independent accountant's review of financial statements for the period ended September 30, 2000.

  </DIR>

</DIR>

</DIR>

</BODY>

</HTML>