Form 10-Q/A
period 2000-09-30
CITIZENS FINANCIAL SERVICES INC
filed 2000-12-04
CIK 739421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

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

November 1, 2000, 2,772,247 shares of Common Stock, par value $1.00.

Citizens Financial Services, Inc.

Form 10-Q

INDEX

Page

Part I FINANCIAL INFORMATION (UNAUDITED)

Item 1-Financial Statements

Consolidated Balance Sheet as of September 30, 2000, and

December 31, 1999 1

Consolidated Statement of Income for the

Three Months and Nine Months Ended September 30, 2000 and 1999 2

Consolidated Statement of Comprehensive Income for the

Three Months and Nine Months Ended September 30, 2000 and 1999 3

Consolidated Statement of Cash Flows for the Nine Months Ended

September 30, 2000 and 1999 4

Notes to Consolidated Financial Statements 5

Item 2 -Management's Discussion and Analysis of Financial Condition

and Results of Operations 5-21

Item 3-Quantitative and Qualitative Disclosure About Market Risk 21

Part II OTHER INFORMATION

Item 1-Legal Proceedings 22

Item 2-Changes in Securities and use of Proceeds 22

Item 3-Defaults upon Senior Securities 22

Item 4-Submission of Matters to a Vote of Security Holders 22

Item 5-Other Information 22

Item 6-Exhibits and Reports on Form 8-K 23

SIGNATURES 24

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
ALL INFORMATION IN 1000'S
	September 30	December 31
	2000	1999
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 7,169	$ 8,364
Interest-bearing	256	158
Total cash and cash equivalents	7,425	8,522

Available-for-sale securities	97,788	91,696
Loans (net of allowance for loan losses 2000, $2,457;
December 31, 1999, $2,270)	233,446	229,159

Foreclosed assets held for sale	490	573
Premises and equipment	7,299	5,942
Accrued interest receivable	2,204	2,120
Intangible assets, net	537	619
Other assets	2,618	2,148
TOTAL ASSETS	$ 351,807	$ 340,779
LIABILITIES:
Deposits:
Noninterest-bearing	$ 23,416	$ 23,435
Interest-bearing	264,199	260,883
Total deposits	287,615	284,318

Borrowed funds	31,750	25,853
Accrued interest payable	2,060	2,557
Other liabilities	1,311	968
TOTAL LIABILITIES	322,736	313,696
STOCKHOLDERS' EQUITY:
Common Stock
$1.00 par value; authorized 10,000,000 shares;
issued and outstanding 2,827,409 shares in 2000 and
2,800,563 in 1999, respectively	2,827	2,801
Additional paid-in capital	8,670	8,374
Retained earnings	19,624	18,432
TOTAL	31,121	29,607

Accumulated other comprehensive loss	(1,101)	(2,064)
Less: Treasury Stock at cost
55,162 shares at September 30, 2000	(949)
26,585 shares at December 31, 1999		(460)
TOTAL STOCKHOLDERS' EQUITY	29,071	27,083
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 351,807	$ 340,779
The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
ALL INFORMATION IN 1000'S	Three Months Ended		Nine Months Ended
(EXCEPT PER SHARE DATA)	September 30,		September 30,
	2000	1999	2000	1999
INTEREST INCOME:
Interest and fees on loans	$ 5,102	$ 4,581	$ 14,994	$ 13,492
Interest-bearing deposits with banks	4	3	16	58
Investment securities:
Taxable	972	1,032	2,963	2,947
Nontaxable	233	240	699	705
Dividends	145	41	400	118
TOTAL INTEREST INCOME	6,456	5,897	19,072	17,320
INTEREST EXPENSE:
Deposits	3,130	2,869	9,085	8,500
Borrowed funds	394	177	1,207	325
TOTAL INTEREST EXPENSE	3,524	3,046	10,292	8,825
NET INTEREST INCOME	2,932	2,851	8,780	8,495
Provision for loan losses	100	90	300	210
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,832	2,761	8,480	8,285
OTHER OPERATING INCOME:
Service charges	461	377	1,313	1,034
Trust	109	81	326	285
Other	102	27	281	320
Realized securities (losses)gains, net	(20)	4	(15)	231
TOTAL OTHER OPERATING INCOME	652	489	1,905	1,870
OTHER OPERATING EXPENSES:
Salaries and employee benefits	1,179	1,128	3,365	3,205
Occupancy	132	123	414	392
Furniture and equipment	189	173	549	513
Professional fees	80	95	337	411
Other	777	719	2,308	2,177
TOTAL OTHER OPERATING EXPENSES	2,357	2,238	6,973	6,698
Income before provision for income taxes	1,127	1,012	3,412	3,457
Provision for income taxes	216	207	666	811
Net Income	$ 911	$ 805	$ 2,746	$ 2,646

OPERATING CASH EARNINGS**	$ 937	$ 823	$ 2,813	$ 2,700

Earnings Per Share	$ 0.33	$ 0.28	$ 0.99	$ 0.94
Operating Cash Earnings Per Share**	$ 0.34	$ 0.29	$ 1.01	$ 0.96
Cash Dividend Declared	$ 0.150	$ 0.140	$ 0.445	$ 0.415

**Operating cash earnings are net income before amortization of intangible assets and merger and acquisition costs, net of tax.
The accompanying notes are an integral part of these financial statements.
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
ALL INFORMATION IN 1000'S
	Three Months Ended				Nine Months Ended
	September 30				September 30
		2000		1999		2000		1999

Net income		$ 911		$ 805		$ 2,746		$ 2,646
Other comprehensive income:
Unrealized gains(losses) on available for sale securities	$ 1,571		$ (690)		$ 1,444		$ (3,249)
Less: Reclassification adjustment for (gain) loss included in net income	20	1,591	(4)	(694)	15	1,459	(231)	(3,480)
Other comprehensive income before tax		1,591		(694)		1,459		(3,480)
Income tax expense related to other comprehensive income		541		(236)		496		(1,183)
Other comprehensive income, net of tax		1,050		(458)		963		(2,297)
Comprehensive income		$ 1,961		$ 347		$ 3,709		$ 349

The accompanying notes are an integral part of these financial statements
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
ALL INFORMATION IN 1000'S	Nine Months Ended
	September 30,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,746	$ 2,646
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	300	210
Provision for depreciation and amortization	626	574
Amortization and accretion of investment securities	165	296
Deferred income taxes	(112)	(52)
Realized losses (gains) on securities	15	(231)
Realized gains on loans sold	(4)	(19)
Losses (Gains) on sales or disposals of premises and equipment	3	(7)
Originations of loans held for sale	(450)	(2,448)
Proceeds from sales of loans held for sale	454	2,467
Gains on sale of foreclosed assets held for sale	(13)	(48)
(Increase)decrease in accrued interest receivable	(84)	11
Increase in other assets and intangibles	(854)	(170)
Decrease in accrued interest payable	(497)	(221)
Increase in other liabilities	342	260
Net cash provided by operating activities	2,637	3,268
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	10,395	22,335
Proceeds from maturity and principal repayments of securities	3,004	10,766
Purchase of securities	(18,213)	(38,194)
Net increase in loans	(4,638)	(21,220)
Capital expenditures	(1,903)	(837)
Proceeds from sales of premises and equipment	-	39
Proceeds from sale of foreclosed assets held for sale	147	318
Net cash used in investing activities	(11,208)	(26,793)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	3,298	10,089
Proceeds from long-term borrowings	1,474	4,440
Repayments of long-term borrowings	(4,602)	(371)
Net increase in short-term borrowed funds	9,025	10,387
Acquisition of Treasury Stock	(489)	(155)
Dividends paid	(1,232)	(1,162)
Net cash provided by financing activities	7,474	23,228
Net decrease in cash and cash equivalents	(1,097)	(297)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,522	7,305
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 7,425	$ 7,008
Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 10,789	$ 9,046
Income taxes paid	$ 690	$ 835
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

Note 2 - Earnings per Share

Earnings per share calculations give retroactive effect to the July 7, 2000 stock dividend declared by the company. The number of shares used in the earnings per share and dividends per share calculation was 2,772,247 for 2000 and 2,826,425 for 1999.

Note 3 - Acquisition

On October 27, we acquired all Bradford County Pennsylvania offices of Sovereign Bank. These six offices located in Sayre, Troy, State Line, Leraysville and Towanda, have total deposits of nearly $80 million. This transaction includes Sovereign's Bradford County loan portfolio of approximately $30 million.

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

    operating, legal and regulatory risks;
    economic, political and competitive forces affecting our banking,

securities, asset management and credit services; and

    the risk that our analysis of these risks and forces could be incorrect and/or the strategies developed to address them could be unsuccessful.

Readers should carefully review the risk factors described in other documents our company files, from time to time, with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 1999, filed by our company and any Current Reports on Form 8-K filed by our company.

We currently engages in the general business of banking throughout our service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. We maintain our central office in Mansfield, Pennsylvania. Presently, we operate banking facilities in Mansfield, Mansfield Wal-Mart, Blossburg, Ulysses, Genesee, Wellsboro, Wellsboro Weis Market, Troy, Sayre (Lockhart St.), Canton, and Gillett. As of October 27, 2000, we have offices in Millerton, Towanda, Sayre (Keystone Ave.), and Leraysville. (We are considering having the offices located at Desmond St., Sayre and 103 West Main St., Troy for consolidation.) Additionally, we have automatic teller machines (ATMs) located in Soldiers and Sailors Memorial Hospital in Wellsboro, Mansfield Wal-Mart and at Mansfield University. Our company's lending and deposit products and investment services are offered primarily within our service area.

On October 27, we acquired all Bradford County Pennsylvania offices of Sovereign Bank. These six offices located in Sayre, Troy, State Line, Leraysville and Towanda, have total deposits of nearly $80 million. This transaction includes Sovereign's Bradford County loan portfolio of approximately $30 million.

We face strong competition in the communities we serve from other commercial banks, savings banks, and savings and loan associations, some of which are substantially larger institutions than our subsidiary. In addition insurance companies, investment counseling firms, and other business firms and individuals offer personal and corporate trust services.

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

Our company offers the following investment and trust services:

    Investment management accounts that assume managerial duties for investment accounts;

    Custody services for safekeeping and preservation of assets;
    Mutual funds that provide an asset allocation program;
    Personal trust services that include stand-by, living and testamentary

Trusts;

    Estate planning and administration to provide financial planning; and
    Retirement plan services for individuals and businesses.

FINANCIAL CONDITION

INVESTMENTS

The investment portfolio increased by $6.1 million or 6.6% from December 31, 1999 to September 30, 2000. These investments were made in Agency Mortgage-backed securities to supplement the slow loan growth.

LOANS

Historically, we have originated loans to customers in North Central Pennsylvania and the Southern Tier of New York. The loans are primarily direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants and existing customers. We also do a limited amount of indirect loans through new and used car dealers in our primary lending area.

As shown in the following tables (dollars in thousands), the change in loans grew by $4.5 million or 1.9% for the period compared to the December 31, 1999. Residential mortgage lending is a principal business activity and one our company expects to continue by providing a full complement of competitively priced conforming, nonconforming and home equity mortgages. Loans to individuals decreased because we sold $3.4 million of our student loans in July of this year.

	September 30,		December 31,
	2000		1999
	$	%	$	%
Real estate:
Residential	145,765	61.8	143,877	62.2
Commercial	32,948	14.0	32,159	13.9
Agricultural	11,279	4.8	9,392	4.1
Loans to individuals
for household,
family and other purchases	12,517	5.3	15,569	6.7
Commercial and other loans	13,387	5.7	12,313	5.3
State and political subdivision loans	20,035	8.5	18,148	7.8

Total loans	235,931	100.0	231,458	100.0

Unearned income	28		29

Net loans	235,903		231,429

	September 30, 2000/
	December 31, 1999
	Change
	$	%
Real estate:
Residential	1,888	1.3
Commercial	789	2.5
Agricultural	1,887	20.1
Loans to individuals
for household,
family and other purchases	(3,052)	(19.6)
Commercial and other loans	1,074	8.7
State and political subdivision loans	1,887	10.4

Total loans	4,473	1.9

High interest rates have slowed loan growth during 2000. We expect that loan growth will continue to be flat for the rest of the year.

We focus our commercial lending activity primarily on small businesses and our company's commercial lending officers have been successful in attracting new business loans.

We expect that loans to state and political subdivisions will increase for the remainder of 2000 as we continue to focus on this segment of our customers.

DEPOSITS

The following table shows deposit composition by type (dollars in thousands).
	September 30,		December 31,
	2000		1999
	$	%	$	%
Noninterest-bearing deposits	23,415	8.1	23,435	8.2
NOW accounts	40,468	14.1	36,081	12.7
Savings deposits	25,900	9.0	26,276	9.2
Money market deposit accounts	37,871	13.2	39,831	14.0
Certificates of deposit	159,961	55.6	158,695	55.8

Total deposits	287,615	100.0	284,318	100.0

	September 30, 2000/
	December 31, 1999
	Change
	$	%
Noninterest-bearing deposits	(20)	(0.1)
NOW accounts	4,387	12.2
Savings deposits	(376)	(1.4)
Money market deposit accounts	(1,960)	(4.9)
Certificates of deposit	1,266	0.8

Total deposits	3,297	1.2

Total deposits increased during the September 30, 2000 period by $3.3 million or 1.2%.

NOW accounts increased by $4.4 million. Money market funds decreased, as customers moved funds to certificates of deposit to "lock-in" higher long-term rates.

BORROWED FUNDS

Borrowed funds increased $5.9 million during the first nine months of 2000. The company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home Loan Bank. On October 30, 2000, we paid down all of our borrowings (approximately $30 million) at the Federal Home Loan Bank with the funds obtained from the acquisition of the Sovereign branches discussed previously.

In November, 2000, the holding company will borrow between $2 and $3 million to invest in the bank subsidiary. This will increase the bank's capital and improve the negative impact on the regulatory capital ratios as a result of the branch acquisition (approximately $9.7 million in goodwill).

CAPITAL

The company computed its risk-based capital ratios as follows (dollars in thousands):

September 30, December 31,

2000 1999

Amount Ratio Amount Ratio

Total capital (to risk-weighted assets)

Company $31,941 13.75% $30,610 14.09%

For capital adequacy purposes 18,580 8.00% 17,382 8.00%

To be well capitalized 23,224 10.00% 21,728 10.00%

Tier I capital (to risk-weighted assets)

Company $29,484 12.70% $28,341 13.04%

For capital adequacy purposes 9,290 4.00% 8,691 4.00%

To be well capitalized 13,935 6.00% 13,037 6.00%

Tier I capital (to average assets)

Company $29,484 8.53% $28,341 8.32%

For capital adequacy purposes 13,824 4.00% 13,620 4.00%

To be well capitalized 17,281 5.00% 17,025 5.00%

Based on our fore mentioned acquisition, we anticipate our capital ratios to fall approximately 500 basis points for both Total Capital and Tier I Capital ratios and our Tier I Capital to Average Assets ratio falling approximately 300 basis points. Our Company will be adequately capitalized for regulatory purposes.

See the discussion of liquidity below for details regarding future expansion plans and the impact on capital.

Due to the significant rise in market interest rate levels during 1999 and 2000 the market value of our investment portfolio declined. During the third quarter of 2000 interest rates beyond 2 years fell and the market value of our portfolio recovered by $963,000, net of federal taxes, compared to December 31, 1999.

Net income and the rise in market rates resulted in an increase in total shareholders' equity of $1,988,000 from December 31, 1999.

July 30, 1999, our company began a plan to purchase, in open market or privately negotiated transactions, up to 135,000 shares of its outstanding common stock. This stock repurchase program was suspended in April 2000 because of the branch acquisition. However, a total of 55,162 shares were repurchased at a cost of approximately $1 million as of September 30, 2000.

RESULTS OF OPERATIONS

General

Net income for the three-month period ending September 30, 2000 was $911,000, an increase of $106,000 or 13.2% from the $805 for the 1999 related period. Earnings per share was $0.33 during the three month period ending September 30, 2000 compared with $0.28 during the comparable 1999 period.

Net income for the nine-month period ending September 30, 2000 was $2,746,000, an increase of $100,000, or 3.8%, compared to the 1999 related period. Earnings per share was $0.99 during the first nine months of 2000 compared with $0.94 during the comparable 1999 period. Details of the reasons for this change are discussed on the following pages.

Operating cash earnings (net income before amortization of intangible assets and merger and acquisition costs, net of tax) for the three-month period ending September 30, 2000 was $937,000, an increase of $114,000 or 13.9% from the $823 for the 1999 related period. Operating cash earnings per share was $0.34 during the first three months of 2000 compared with $0.29 during the comparable 1999 period.

Operating cash earnings for the nine-month period ending September 30, 2000 was $2,813, an increase of $113 or 4.2% from the $2,700 for the 1999 related period. Operating cash earnings per share was $0.99 during the first nine months of 2000 compared with $0.94 during the comparable 1999 period.

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the nine month period ending September 30, 2000, after provision for loan losses, was $8,480,000 an increase of $195,000 compared to an increase of $134,000 at September 30, 1999.
Analysis of Average Balances and Interest Rates (dollars in thousands) (1)
	YTD September			YTD September			YTD September
		2000			1999			1998
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS	$	$	%	$	$	%	$	$	%
Short-term investments:
Interest-bearing deposits at banks	388	17	5.85%	1,627	58	4.77%	5,423	219	5.40%

Total short-term investments	388	17	5.85%	1,627	58	4.77%	5,423	219	5.40%
Investment securities:
Taxable	71,726	3,363	6.25%	68,588	3,065	5.96%	75,812	3,537	6.22%
Tax-exempt (3)	20,634	1,059	6.84%	20,509	1,067	6.94%	8,750	476	7.25%
Total investment securities	92,360	4,422	6.38%	89,097	4,132	6.18%	84,562	4,013	6.33%

Loans:
Residential mortgage loans	144,412	9,124	8.44%	136,837	8,648	8.45%	125,923	8,403	8.92%
Commercial and farm loans	58,017	4,017	9.25%	48,788	3,328	9.12%	45,451	3,354	9.87%
Loans to state and political subdivisions	19,427	1,208	8.31%	13,089	822	8.40%	10,380	668	8.60%
Other loans	14,589	1,056	9.67%	14,491	975	9.00%	13,836	948	9.16%
Loans, net of
discount (2)(3)(4)	236,445	15,405	8.70%	213,205	13,773	8.64%	195,590	13,373	9.14%

Total interest-earning assets	329,193	19,844	8.05%	303,929	17,963	7.90%	285,575	17,605	8.24%
Cash and due from banks	6,787			6,853			6,536
Bank premises and equipment	6,280			5,891			5,722
Other assets	2,633			2,803			886

Total non-interest bearing assets	15,700			15,547			13,144

Total assets	344,893			319,476			298,719

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	37,863	541	1.90%	35,976	479	1.78%	33,120	536	2.16%
Savings accounts	26,877	327	1.62%	27,976	372	1.78%	26,795	444	2.22%
Money market accounts	37,279	1,465	5.23%	41,020	1,326	4.32%	36,754	1,343	4.89%
Certificates of deposit	160,637	6,753	5.60%	152,128	6,323	5.56%	145,702	6,255	5.74%
Total interest-bearing deposits	262,656	9,086	4.61%	257,100	8,500	4.42%	242,371	8,578	4.73%
Other borrowed funds	25,623	1,208	6.28%	8,019	325	5.42%	7,025	328	6.24%

Total interest-bearing liabilities	288,279	10,294	4.76%	265,119	8,825	4.45%	249,396	8,906	4.77%
Demand deposits	23,283			21,998			19,549
Other liabilities	3,901			4,316			3,424

Total non-interest-bearing liabilities	27,184			26,314			22,973
Stockholders' equity	29,430			28,043			26,350
Total liabilities and stockholders'
equity	344,893			319,476			298,719

Net interest income		9,550			9,138			8,699

Net interest spread (5)			3.30%			3.45%			3.47%
Loan Yield			8.70%			8.64%			9.14%
Cost of funds (including demand, excludes borrowings)			4.23%			4.07%			4.38%
Net operating spread (includes demand, excludes borrowings)			4.47%			4.57%			4.76%
Spread (Loan Yield to Investment Yield)			2.32%			2.48%			2.87%
Spread (Investment Yield to Cost of Funds)			2.15%			2.09%			1.89%
Net interest income as a percentage
of average interest-earning assets			3.88%			4.03%			4.08%
Ratio of interest-earning assets
to interest-bearing liabilities			1.14			1.15			1.15
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
We have experienced a narrowing interest margin percentage during 1999 and the nine months of 2000, continuing the trend in recent years. The 1998 flat yield curve limited our opportunity to increase margin with new business as the existing investments and loans mature or repay. When the yield curve became steeper in 1999, interest rates began to rise resulting in our short-term liabilities repricing faster than our short-term assets. Currently the yield curve is inverted (not a normal up slope) beyond 6 months. Most of the company's investments, loans, deposits and borrowings are priced or repriced along the three month to five year portion of the yield curve and an inverted yield curve will continue to reduce our net interest margin.

We continue to review various pricing and investment strategies to enhance deposit growth while maintaining or expanding the current interest margin.

Analysis of Changes in Net Interest Income on a Tax Equivalent Basis for the

Nine-Month Period Ended September 30 (dollars in thousands),
2000 vs. 1999 (1)	1999 vs. 1998 (1)
	Change in	Change in	Total	Change in	Change in	Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ (59)	$ 18	$ (41)	$ (138)	$ (23)	$ (161)

Total short-term investments	(59)	18	(41)	(138)	(23)	(161)
Investment securities:
Taxable	143	155	298	(327)	(145)	(472)
Tax-exempt	7	(15)	(8)	611	(20)	591
Total investment securities	150	140	290	284	(165)	119
Loans:
Residential mortgage loans	487	(11)	476	631	(386)	245
Commercial and farm loans	641	48	689	699	(725)	(26)
Loans to state and political subdivisions	395	(9)	386	170	(16)	154
Other loans	7	74	81	44	(17)	27
Loans, net of
discount	1,530	102	1,632	1,544	(1,144)	400

Total Interest Income	1,621	260	1,881	1,690	(1,332)	358

Interest Expense:
Interest-bearing deposits:
NOW accounts	27	35	62	54	(111)	(57)
Savings accounts	(14)	(31)	(45)	21	(93)	(72)
Money Market accounts	(106)	245	139	179	(196)	(17)
Certificates of deposit	378	52	430	245	(177)	68
Total interest-bearing deposits	285	301	586	499	(577)	(78)
Other borrowed funds	823	60	883	47	(50)	(3)
Total interest expense	1,108	361	1,469	546	(627)	(81)

Net interest income	$ 513	$ (101)	$ 412	$1,144	$ (705)	$ 439

(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

As can be seen from the preceding tables, tax equivalent net interest income rose from $8,699,000 in 1998 to $9,138,000 in 1999 and increased to $9,550,000 in 2000. In the period ending September 30, 2000, net interest income increased $412,000 while overall spread decreased from 3.45% to 3.30%. The increased volume of interest-earning assets generated an increase in interest income of $1,621,000 while increased volume of interest-bearing liabilities produced $1,108,000 of interest expense. The change in volume resulted in an increase of $513,000 in net interest income. The net change in rate was a negative $101,000 resulting in a total positive net change of $412,000 when combined with change in volume. The yield on interest-earning assets increased 15 basis points from 7.90% to 8.05% and the average interest rate on interest-bearing liabilities increased 31 basis points from 4.45% to 4.76% because of the previously describe changes to the yield curve.

The provision for loan losses was $100,000 for the three-month period ended September 30, 2000 compared to $90,000 for the same period in 1999.

For the nine-month period ended September 30, 2000 the provision for loan losses was $300,000 compared to $210,000 for the same period in 1999.

This provision was appropriate given management's quarterly review of the allowance for loan losses that is based on the following information: migration analysis of delinquent and non accrual loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative adjustments and peer comparisons.

OTHER OPERATING INCOME (dollars in thousands)
	Three months ended
	September 30,		Change
	2000	1999	$	%
Service charges	$461	$377	84	22.3
Trust	109	81	28	34.6
Other	102	27	75	277.8
Realized securities gains, net	(20)	4	(24)	(600.0)
Total	$652	$489	163	33.3

	Nine months ended
	September 30,		Change
	2000	1999	$	%
Service charges	$1,313	$1,034	279	27.0
Trust	326	285	41	14.4
Other	281	320	(39)	(12.2)
Realized securities gains, net	(15)	231	(246)	(106.5)
Total	$1,905	$1,870	35	1.9

As indicated in the above table, other income was $652,000 and $1,905,000 for the three-month and nine-month periods ended September 30, 2000 compared to $489,000 and $1,870,000 for the same periods in 1999.

The increase in service charges is directly attributable to increased checking account, ATM and MasterMoney Card charges.

The trust income increase for the nine-month period is the result of a change in our fee structure and additional business.

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

OTHER OPERATING EXPENSES (dollars in thousands)
	Three months ended
	September 30,		Change
	2000	1999	$	%
Salaries and employee benefits	$1,179	$1,128	51	4.5
Occupancy	132	123	9	7.3
Furniture and equipment	189	173	16	9.2
Professional fees	80	95	(15)	(15.8)
Other	777	719	58	8.1
Total	$2,357	$2,238	119	5.3

	Nine months ended
	September 30,		Change
	2000	1999	$	%
Salaries and employee benefits	$3,365	$3,204	161	5.0
Occupancy	414	392	22	5.6
Furniture and equipment	549	513	36	7.0
Professional fees	337	411	(74)	(18.0)
Other	2,308	2,178	130	6.0
Total	$6,973	$6,698	275	4.1

Other operating expenses detailed above were $2.4 million and $7.0 million for the three-month and nine-month periods ended September 30, 2000 compared to $2.2 million and $6.7 million for the same periods in 1999.

The increase in salaries and employee benefits was a result of normal merit increases and increased staff for our new branch in Wal-Mart.

Occupancy and furniture and equipment expense increased because of the new operations center in 1999 and normal increases.

The other operating expense increase reflects the cost of normal operating expenses.

PROFESSIONAL FEES (dollars in thousands)
	Three months ended
	September 30,		Change
	2000	1999	$	%
Other professional fees	$66	$67	(1)	(1.5)
Legal fees	7	11	(4)	(36.4)
Examinations and audits	7	17	(10)	(58.8)
Total	$80	$95	(15)	(15.8)

	Nine months ended
	September 30,		Change
	2000	1999	$	%
Other professional fees	$287	$343	(56)	(16.3)
Legal fees	18	29	(11)	(37.9)
Examinations and audits	32	39	(7)	(17.9)
Total	$337	$411	(74)	(18.0)

Professional fees decrease in 2000 reflects management's efforts to implement strategic growth initiatives and process improvements, most of which were completed in 1999.

PROVISION FOR INCOME TAXES

The provision for income taxes was $216,000 and $666,000 for the three-month and nine-month periods ended September 30, 2000 compared to $207,000 and $811,000 for the same periods in 1999. The decrease was primarily a result of increased levels of tax exempt income.

In November 1999, we entered into a limited partnership agreement to establish a low income housing project in Bradford County, Pa. As a result of this agreement we expect to receive approximately $900,000 of tax credits over a ten year period.

BRANCH ACQUISITION

On April 18, 2000, our company executed an agreement to acquire the Bradford County, Pennsylvania, offices of Sovereign Bank. This acquisition occurred on October 27, 2000. These six offices located in Sayre, Troy, State Line, LeRaysville and Towanda, have total deposits of nearly $80 million. We also received Sovereign's Bradford County loan portfolio of approximately $30 million. Our acquisition of Sovereign Bank's loans consists primarily of small business and consumer loans. We anticipate future growth in residential mortgage lending. The deposits from the Sovereign offices will provide a significant addition to our core deposit base and will have a positive impact upon our liquidity. The consummation of the acquisition of Bradford County branches enabled us to eliminate all of our borrowings from the Federal Home Loan Bank. We believe this transaction will increase earnings in 2001 and beyond.

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

Capital expenditures during the first nine months of 2000 were $1.9 million, $1.1 million more than the same period in 1999. The large increase is primarily the result of the building projects in process (described below).

We acquired a property near the Mansfield Wal-Mart in 1999 consisting of a large office building on 2 acres, to be used as an operations facility. We have begun construction and expect it to be completed in November 2000. The total cost of acquisition and remodeling will be approximately $1.8 million.

In addition, our company has constructed a new branch in Wal-Mart's new Supercenter at Mansfield that opened in August 2000.

Our company has designed a new building to house our Mansfield community office, Trust and Investment service and executive offices. Construction has begun and we expect it to be occupied in January 2001 and completed by the end of the first quarter of 2001 and cost approximately $2.4 million.

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
	September 30,	December 31,
	2000	1999	1998	1997	1996
Non-performing loans:
Non-accruing loans	$ 531	$ 421	$1,495	$1,169	$ 844
Impaired loans	777	1,334	382	382	414
Accrual loans - 90 days or
more past due	14	78	15	170	723

Total non-performing loans	1,322	1,833	1,892	1,721	1,981
Foreclosed assets held for sale	490	573	529	238	164
Total non-performing assets	$1,812	$2,406	$2,421	$1,959	$2,145

Non-performing loans as a percent
of loans net of unearned income	0.56%	0.79%	0.92%	0.90%	1.09%
Non-performing assets as a percent
of loans net of unearned income	0.77%	1.04%	1.18%	1.02%	1.18%

Allowance for possible loan losses:	September 30,	December 31,
	2000	1999	1998	1997	1996

Balance at beginning of period	$2,270	$2,292	$2,138	$1,995	$1,833

Charge-offs	(149)	(551)	(112)	(83)	(64)
Recoveries	36	54	48	16	21
Provision for loan losses	300	475	218	210	205

Balance at end of period	$2,457	$2,270	$2,292	$2,138	$1,995

Allowance for losses as a percent
of total loans	1.04%	0.98%	1.13%	1.11%	1.09%

A large impaired loan was repaid during the current year.

Interest does not accrue on non-accrual loans. Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

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

(99) - Independent accountant's review of financial statements for the period ended September 30, 2000.

(b) Reports on Form 8-K - Nothing to report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Citizens Financial Services, Inc.

(Registrant)

November 9, 2000 /s/ Richard E. Wilber

By: Richard E. Wilber

President

(Principal Executive Officer)

November 9, 2000 /s/ Thomas C. Lyman

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

(99) - Independent accountant's review of financial statements for the period ended September 30, 2000.