Form 10-K
period 2000-12-31
CITIZENS FINANCIAL SERVICES INC
filed 2001-03-21
CIK 739421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

The total market value of the voting stock of the Registrant held by non-affiliates (for this purpose, persons or entities other than executive officers, directors, or 5% or more stockholders) of the Registrant, as of February 20, 2001, is $29,967,000.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The number of shares outstanding of the Registrant's Common Stock, as of February 20, 2001, 2,827,409 shares of Common Stock, par value $1.00.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I, III and IV are incorporated by reference to Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 17, 2001.

Certain information required by Parts I, II and IV are incorporated by reference to Registrant's Annual Report to Stockholders for the Year Ended December 31, 2000.

Citizens Financial Services, Inc.

Form 10-K

INDEX

Part I                                                                                                                                Page

Item 1-Business                                                                                                                 1-3

Item 2-Properties                                                                                                                 4

Item 3-Legal Proceedings                                                                                                   5

Item 4-Submission of Matters to a Vote of Stockholders                                                  5

Part II

Item 5-Market for Registrant's Common Stock and Related
           Shareholder Matters                                                                                                5

Item 6-Selected Financial Data                                                                                          5

Item 7-Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                                     5

Item 7A-Quantitative and Qualitative Disclosure
             About Market Risk                                                                                               5

Item 8-Financial Statements and Supplementary Data                                                    6

Item 9-Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                                                                  6

Part III

Item 10-Directors and Executive Officers of the Registrant                                            6

Item 11-Executive Compensation                                                                                    6

Item 12-Security Ownership of Certain Beneficial Owners and
             Management                                                                                                         6

Item 13-Certain Relationships and Related Transactions                                                6

Part IV

Item 14-Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K                                                                                                          7-8

Signatures                                                                                                                         9

Part I

Item 1-Business

Citizens Financial Services, Inc. is a Pennsylvania business corporation, incorporated April 30, 1984 to form a bank holding company. On April 30, 1984, First Citizens National Bank became a wholly owned subsidiary of our company by means of a merger in which the stockholders of First Citizens became stockholders of our company.

In 1932, First National Bank opened for business in Mansfield, Pennsylvania. In 1970, the First National Bank in Mansfield merged with Citizens National Bank of Blossburg, Pennsylvania, to form First Citizens National Bank. In 1971, the Bank expanded into Potter County through the acquisition of the Grange National Bank, which had offices in Ulysses and Genesee, Pennsylvania.

On November 16, 1990, we acquired Star Savings and Loan Association, originally organized as a Pennsylvania-chartered mutual savings and loan association in 1899 and converted to a Pennsylvania-chartered permanent reserve fund stock savings and loan association on March 27, 1986. On December 31, 1991, the Association merged with First Citizens terminating the Association's separate operations as a savings and loan.

On April 20, 1996, First Citizens purchased two branch offices of Meridian Bank in Canton and Gillett, Pennsylvania.

October 1996, we opened an office in Weis supermarket in Wellsboro, Pennsylvania.

August 2000, we opened an office in Wal-Mart supercenter in Mansfield, Pennsylvania.

On October 27, 2000, we purchased six branch offices of Sovereign Bank in Bradford County, Pennsylvania.

As of December 31, 2000, First Citizens employed 176 full time equivalent employees at our 16 banking facilities.

Our company's profitability does not depend upon a few customers, losing the business of any one customer or group of customers would not cause a material impact on our business.

We are dependent geographically upon the economic conditions in north central Pennsylvania and western New York. Additional information related to our business and the competition is detailed in the Management's Discussion and Analysis, which information is included at Exhibit 13, hereof and incorporated herein by reference.

REGULATION AND SUPERVISION

Our company's operations and those of First Citizens are regulated by several federal and state entities, including the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency.

The Comptroller is the primary supervisory authority over First Citizens. The Comptroller regularly examines our bank and has the authority, under the Financial Institutions Supervisory Act, to prevent us from engaging in unsafe or unsound practices in the conduct of our business.

Our company is subject to regulation under the Bank Holding Company Act of 1956, as amended. The Act generally does not permit bank holding companies:

To acquire direct or indirect ownership of any company that is not a bank;
To acquire control of more than 5% of the voting shares of any company that is not a bank; or
To engage in any business other than that of:
Banking;
Managing and controlling banks;
Furnishing services to subsidiary banks; or
Engaging in any other activity that the Federal Reserve deems to be closely related to banking.

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

PERMITTED NON-BANKING ACTIVITIES

The Federal Reserve permits our bank holding companies to engage in non-banking activities, which are closely related to banking or managing or controlling banks. Our company presently does not engage in any such activities nor does it intend to in the near future.

Neither our company nor our subsidiary anticipates that compliance with environmental laws and regulations will have any material effect on capital expenditures, earnings, or on our competitive position.

Our company is a legal entity, separate and distinct from First Citizens. Most of our company's revenues, including funds available for payment of dividends and for operating expenses, are provided by dividends from First Citizens. Certain limitations exist on the availability of First Citizen’s undistributed net assets for the payment of dividends to our parent without prior approval of First Citizens regulatory authorities as further described in Footnote 12 of the 2000 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

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

Risk-Based Capital Guidelines. The Federal Reserve, the FDIC and the Comptroller have issued certain risk-based capital guidelines, which supplement existing capital requirements and have been discussed in Footnote 12 of the 2000 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

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

The monetary policies of the Federal Reserve Board have had and will likely continue to have, an important impact on the operating results of commercial banks through our power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve Board has a major effect upon the levels of bank loans, investments and deposits through our open market operations in United States securities and through our regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies (also see page 53 of Management's Discussion and Analysis of the 2000 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference).

Item 2-Properties

The headquarters of our company is located in Mansfield, Pennsylvania. The building contains the central offices of the company and First Citizens. Our bank also owns fifteen other banking facilities. All buildings are owned by First Citizens and are free of any liens or encumbrances.

PROPERTIES                                                                          Current Building
 Construction Date
                                                                                                   (Renovation Date)

Main office:
 15 South Main St.
 Mansfield, PA 16933                                                               1971 (New building to be completed 2001)

Branch offices:
 300 Main St.
 Blossburg, PA 16912                                                               1988

  502 Main St.
 Ulysses, PA 16948                                                                   1977

  391 Main St.
 Genesee, PA 16923                                                                  1985

  306 West Lockhart St.
 Sayre, PA 18840                                                                      1989

  430 North Keystone Ave.
 Sayre, PA 18840                                                                      1959 (1978)

102 Desmond St. 1963 (1989)

Sayre, PA 18840

  99 Main St.
 Wellsboro, PA 16901                                                               1979

  103 West Main St.
 Troy, PA 16947                                                                        1988

Exchange St and Main St.
 Troy, PA 16947                                                                        1895 (1983)

29 West Main
 Canton, PA 17724                                                                   1974 (1997)

  Main St.
 Gillett, PA 16925                                                                     1970 (1997)

Main St., Route 328
 Millerton, PA 16936                                                                 1970

Main St., Route 467
 LeRaysville, PA 18829                                                             1890 (1991)

111 Main St.
 Towanda, PA 18848                                                               1974

Operations Center
 1163 South Main St.
 Mansfield PA 16933                                                                  1999 (New building to be completed 2001)

The net book value for these properties, as of December 31, 2000, was $9,054,000. The properties are adequate to meet the needs of the employees and customers. We discuss future expansion plans for the Mansfield office and operations center in Management's Discussion and Analysis on pages 51 of the 2000 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference. We have equipped all of our facilities with current technological improvements for data and word processing.

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

We submitted no matters to a vote of security holders in the fourth quarter of 2000.

Part II

Item 5-Market for the Registrant's Common Stock and Related

Shareholder Matters

Our company's stock is not listed on any stock exchange, but it is listed on the National Association of Securities Dealers OTC Bulletin Board electronic system, under the trading symbol CZFS.

You can find our market and dividend information on pages 20, 36, and 56 of our company's 2000 Annual Report to the Stockholders, which is included at Exhibit 13, hereof and incorporated herein by reference.

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

As of January 26, 2001, our company had approximately 1,519 stockholders of record.

Item 6-Selected Financial Data

You can find the discussion required by this item on page 36 of the 2000 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

Item 7-Management's Discussion and Analysis of Financial

Condition and Results of Operations

You can find information required by this item on pages 38 - 53 of the 2000 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

Item 7A-Quantitative and Qualitative Disclosures About Market Rate Risk

You can find information required by this item 7A on pages 52 - 53 of the 2000 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

Item 8-Financial Statements and Supplementary Data

You can find information required by this item on pages 13 - 34 and 36 of the 2000 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

Financial Statements:

Consolidated Balance Sheet as of December 31, 2000 and 1999
Consolidated Statement of Income for the Years Ended December 31, 2000, 1999 and 1998
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998
Consolidated Statement of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998
Notes to Consolidated Financial Statements
Report of Independent Certified Public Accountants

Item 9-Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure

None

Part III

Item 10-Directors and Executive Officers of the Registrant

You can find this information appearing in our Proxy Statement under the caption "Board of Directors and Executive Officers" for the Annual Meeting of Stockholders to be held April 17, 2001, those sections of our proxy statement are incorporated by reference in response to this item.

Item 11-Executive Compensation

You can find this information appearing in our Proxy Statement under the caption "Executive Compensation", that section of our proxy statement is incorporated by reference in response to this item.

Item 12-Security Ownership of Certain Beneficial Owners and

Management

You can find this information appearing in our Proxy Statement under the caption "Beneficial Ownership of the Corporation's Stock Owned by Principal Owners and Management". That section of our proxy statement is related to the Annual Meeting of Stockholders to be held April 17, 2001, is incorporated by reference in response to this item.

Item 13-Certain Relationships and Related Transactions

You can find this information appearing in our Proxy Statement under the caption "Certain Relationships and Related Transactions" that is incorporated by reference in response to this item.

Part IV

Item 14-Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a(1)-Financial Statements. The following consolidated financial statements of Citizens Financial Services, Inc. and subsidiary are incorporated by reference to the 2000 Annual Report:

Consolidated Balance Sheet as of December 31, 2000 and 1999
Consolidated Statement of Income for the Years Ended December 31, 2000, 1999 and 1998
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998
Consolidated Statement of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998
Notes to Consolidated Financial Statements
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

(11) - Computation of Earnings Per Share included on page 20 of the 2000 Annual Report to Stockholders.

(13) –The Annual Report to Stockholders for the year ended December 31, 2000.

                  (21) - Subsidiaries of Citizens Financial Services, Inc.

(b) Reports on Form 8-K.

     No Current Report on Form 8-K was filed by the Registrant during the fourth quarter of 2000.

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
By: Richard E. Wilber                                                                    By: Thomas C. Lyman
President, Chief Executive Officer                                                   Treasurer
(Principal Executive Officer)                                                            (Principal Financial &
 Accounting Officer)

Date: March 7, 2001                                                                      Date:  March 7, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity                                                                         Date

/s/ Richard E. Wilber                                                                        March 7, 2001
Richard E. Wilber, President, Chief Executive Officer, Director (Principal Executive Officer)

/s/ Carol J. Tama                                                                              March 7, 2001
Carol J. Tama, Director

/s/ R. Lowell Coolidge                                                                      March 7, 2001
R. Lowell Coolidge, Director

/s/ Rudolph J. van der Hiel                                                                March 7, 2001
Rudolph J. van der Hiel, Director

/s/ John E. Novak                                                              March 7, 2001
John E. Novak, Director

/s/ William D. VanEttan                                                                    March 7, 2001
William D. VanEttan, Director

/s/ Larry J. Croft                                                                               March 7, 2001
Larry J. Croft, Director

/s/ John M. Thomas, MD                                                                   March 7, 2001
John M. Thomas, MD, Director

/s/ Mark L. Dalton                                                                            March 7, 2001
Mark L. Dalton, Director

/s/ Thomas C. Lyman                                                                        March 7, 2001
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

(11) - Computation of Earnings Per Share included on page 20 of the 2000 Annual Report to Stockholders

(12)- Statements re: Computations of Ratios.

(13)- Annual Report to Stockholders for the year ended December 31, 2000.

                  (21) - Subsidiaries of Citizens Financial Services, Inc.

(27) - Financial Data Schedule, which are submitted electronically to the Securities and Exchange Commission for information only and not filed.