Form 10-Q
period 2001-03-31
CITIZENS FINANCIAL SERVICES INC
filed 2001-05-09
CIK 739421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

May 1, 2001, 2,772,247 shares of Common Stock, par value $1.00.

Citizens Financial Services, Inc.

Form 10-Q

INDEX

Page

Part I FINANCIAL INFORMATION (UNAUDITED)

Item 1-Financial Statements

Consolidated Balance Sheet as of March 31, 2001, and

December 31, 2000 1

Consolidated Statement of Income for the

Three Months Ended March 31, 2001 and 2000 2

Consolidated Statement of Comprehensive Income for the

Three Months Ended March 31, 2001 and 2000 3

Consolidated Statement of Cash Flows for the Three Months Ended

March 31, 2001 and 2000 4

Notes to Consolidated Financial Statements 5

Item 2-Management's Discussion and Analysis of Financial Condition

and Results of Operations 6-18

Item 3-Quantitative and Qualitative Disclosure About Market Risk 19

Part II OTHER INFORMATION

Item 1-Legal Proceedings 20

Item 2-Changes in Securities and Use of Proceeds 20

Item 3-Defaults upon Senior Securities 20

Item 4-Submission of Matters to a Vote of Security Holders 20

Item 5-Other Information 20

Item 6-Exhibits and Reports on Form 8-K 21

SIGNATURES 22
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31	December 31
(in thousands)	2001	2000
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 12,206	$ 15,622
Interest-bearing	12,214	11,996
Total cash and cash equivalents	24,420	27,618

Available-for-sale securities	100,780	99,891

Loans (net of allowance for loan losses $2,944,000 and $2,777,000)	258,141	260,209

Foreclosed assets held for sale	615	508
Premises and equipment	10,771	10,924
Accrued interest receivable	2,254	2,318
Intangible assets, net	9,536	9,790
Other assets	2,377	2,074

TOTAL ASSETS	$ 408,894	$ 413,332

LIABILITIES:
Deposits:
Noninterest-bearing	$ 34,565	$ 42,353
Interest-bearing	326,983	325,432
Total deposits	361,548	367,785
Borrowed funds	12,103	11,204
Accrued interest payable	2,081	2,620
Other liabilities	1,460	1,174
TOTAL LIABILITIES	377,192	382,783
STOCKHOLDERS' EQUITY:
Common Stock
$1.00 par value; authorized 10,000,000 shares;
issued 2,827,409 shares	2,827	2,827
Additional paid-in capital	8,670	8,670
Retained earnings	20,018	19,657
TOTAL	31,515	31,154
Accumulated other comprehensive income	1,136	344
Less: Treasury Stock, at cost
55,162 shares	(949)	(949)
TOTAL STOCKHOLDERS' EQUITY	31,702	30,549
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 408,894	$ 413,332

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended
	March 31
(in thousands, except per share data)	2001	2000
INTEREST INCOME:
Interest and fees on loans	$ 5,512	$ 4,879
Interest-bearing deposits with banks	147	10
Investment securities:
Taxable	1,138	1,012
Nontaxable	221	233
Dividends	146	110
TOTAL INTEREST INCOME	7,164	6,244
INTEREST EXPENSE:
Deposits	3,694	2,933
Borrowed funds	121	409
TOTAL INTEREST EXPENSE	3,815	3,342
NET INTEREST INCOME	3,349	2,902
Provision for loan losses	75	100
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,274	2,802
OTHER OPERATING INCOME:
Service charges	562	405
Trust	157	117
Other	101	100
Realized securities gains, net	30	20
TOTAL OTHER OPERATING INCOME	850	642
OTHER OPERATING EXPENSES:
Salaries and employee benefits	1,480	1,081
Occupancy	239	141
Furniture and equipment	218	178
Professional fees	99	131
Amortization of intangible assets	254	27
Other	906	703
TOTAL OTHER OPERATING EXPENSES	3,196	2,261
Income before provision for income taxes	928	1,183
Provision for income taxes	137	245
NET INCOME	$ 791	$ 938

OPERATING CASH EARNINGS**	$ 959	$ 955

Earnings Per Share	$ 0.29	$ 0.34
Operating Cash Earnings Per Share**	$ 0.35	$ 0.34
Cash Dividend Declared	$ 0.16	$ 0.15

**Operating cash earnings are net income before amortization of intangible assets and merger and acquisition costs, net of tax.

Weighted average number of shares outstanding	2,772,247	2,783,521

The accompanying notes are an integral part of these financial statements.
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended
	March 31
(in thousands)		2001		2000
Net income		$ 791		$ 938
Other comprehensive income:
Unrealized gains (losses) on available for sale securities	1,229		(163)
Less: Reclassification adjustment for gain included in net income	(30)	1,199	(20)	(183)
Other comprehensive income before tax		1,199		(183)
Income tax expense related to other comprehensive income		407		(62)
Other comprehensive income, net of tax		792		(121)
Comprehensive income		$ 1,583		$ 817

The accompanying notes are an integral part of these financial statements
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Three Months Ended
	March 31,
(in thousands)	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 791	$ 938
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	75	100
Provision for depreciation and amortization	466	206
Amortization and accretion of investment securities	28	56
Deferred income taxes	(95)	(51)
Realized gains on securities	(30)	(20)
Realized gains on loans sold	(1)	(2)
Losses (Gains) on sales or disposals of premises and equipment	8	3
Originations of loans held for sale	(53)	(271)
Proceeds from sales of loans held for sale	54	273
Gain on sale of foreclosed assets held for sale	(8)	(8)
Decrease (increase) in accrued interest receivable	64	(132)
Decrease (increase) in other assets and intangibles	54	(72)
Increase in accrued interest payable	(538)	(568)
Increase (decrease) in other liabilities	285	508
Net cash provided by operating activities	1,100	960
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	8,786	5,805
Proceeds from maturity and principal repayments of securities	1,616	876
Purchase of securities	(10,089)	(4,824)
Net decrease (increase) in loans	1,851	(2,868)
Acquisition of premises and equipment	(747)	(243)
Proceeds from sale of premises and equipment	11	-
Proceeds from sale of foreclosed assets held for sale	42	105
Net cash provided by (used in) investing activities	1,470	(1,149)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(6,238)	398
Proceeds from long-term borrowings	170	699
Repayments of long-term borrowings	(592)	(150)
Net increase (decrease) in short-term borrowed funds	1,322	(1,773)
Acquisition of Treasury Stock	-	(489)
Dividends paid	(430)	(400)
Net cash used in financing activities	(5,768)	(1,715)
Net decrease in cash and cash equivalents	(3,198)	(1,904)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,618	8,522
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 24,420	$ 6,618
Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 4,353	$ 3,911
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

Citizens Financial Service, Inc., (individually and collectively, the "Company") is a Pennsylvania corporation organized as the holding company of its wholly owned subsidiary, First Citizens National Bank (the "Bank"). Our Company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary's financial conditions and results of operations. All material inter-company balances and transactions have been eliminated in consolidation.

The accompanying interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2001, and the results of operations for the interim periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2 - Earnings per Share

Earnings per share calculations give retroactive effect to stock dividends declared by the Company. The number of shares used in the earnings per share and dividends per share calculation was 2,772,247 for 2001 and 2,783,521 for 2000.

Note 3 * Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily the result of tax exempt income earned from state and municipal securities and loans.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

This report contains "forward-looking statements" which may prove inaccurate. We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to assumptions, risks and uncertainties. Forward-looking statements include the information concerning possible or assumed future results of operations of Citizens Financial Services, Inc., First Citizens National Bank, or the combined company. When we use words like "believes", "expects", "anticipates", or similar expressions, we are making forward-looking statements. For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements:

    Interest rates could change more rapidly or more significantly than we expect.
    The economy could change significantly in an unexpected way, which would cause the demand for new loans and the ability of borrowers to repay outstanding loans may change in ways that our models do not anticipate.
    The stock and bond markets could suffer a significant disruption, which may have a negative effect on our financial condition and that of our borrowers, and on our ability to raise money by issuing new securities.
    It could take us longer than we anticipate to implement strategic initiatives designed to increase revenues or manage expenses, or we may be unable to implement those initiatives at all.
    Acquisitions and dispositions of assets could affect us in ways that management has not anticipated.
    We may become subject to new legal obligations or the resolution of existing litigation may have a negative effect on our financial condition.
    We may become subject to new and unanticipated accounting, tax, or regulatory practices or requirements.

INTRODUCTION

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Citizens Financial Service, Inc., a bank holding company and its subsidiary (the Company). Our Company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary's (First Citizens National Bank) financial conditions and results of operations. Management's discussion and analysis should be read in conjunction with the preceding March 31, 2001 financial information. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results you may expect for the full year.

Our Company currently engages in the general business of banking throughout our service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. Our lending and deposit products and investment services are offered primarily within the vicinity of our service area.

Risk identification and management are essential elements for the successful management of the Company. In the normal course of business, the Company is subject to various types of risk, including interest rate, credit and liquidity risk.

Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the direction and frequency of changes in interest rates. Interest rate risk results from various re-pricing frequencies and the maturity structure of the financial instruments owned by the Company. The Company uses its asset/liability management policy to control and manage interest rate risk.

Credit risk represents the possibility that a customer may not perform in accordance with contractual terms. Credit risk results from loans with customers and purchasing of securities. The Company's primary credit risk is in the loan portfolio. The Company manages credit risk by adhering to an established credit policy and through a disciplined evaluation of the adequacy of the allowance for loan losses. Also, the investment policy limits the amount of credit risk that may be taken in the investment portfolio.

Liquidity risk represents the inability to generate or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and obligations to depositors. The Company has established guidelines within its asset/liability policy to manage liquidity risk. These guidelines include contingent funding alternatives.

Readers should carefully review the risk factors described in other documents our Company files, from time to time, with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 2000, filed by our Company and any Current Reports on Form 8-K filed by our Company.

We face strong competition in the communities we serve from other commercial banks, savings banks, and savings and loan associations, some of which are substantially larger institutions than our subsidiary. In addition, insurance companies, investment-counseling firms, and other business firms and individuals offer personal and corporate trust services. We also compete with credit unions, issuers of money market funds, securities brokerage firms, consumer finance companies, mortgage brokers and insurance companies. These entities are strong competitors for virtually all types of financial services.

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

ACQUISITION

On October 27, 2000, the Bank acquired six full service offices in north central Pennsylvania from an unaffiliated institution. The offices are located in the communities of Millerton, Troy, Sayre, Towanda and LeRaysville. The purchase included $28 million in loans, $81 million in deposits and certain fixed assets associated with the offices. The consolidated results include the operations of the acquired banking offices from the date of acquisition.

TRUST AND INVESTMENT SERVICES

Investment Management and Trust Services:

Our Company offers a full range of Trust Department services from investment management to estate settlement. We can assist our clients in financial planning and help to determine if they would benefit from a Living Trust or if they need to plan for a trust under will. We have a variety of retirement plans available to suit an individual's needs including rollover IRA's. We manage money for a variety of different charitable and community organizations and we manage several foundations in which the income supports charitable organizations. For individual, family and community organizations we are able to tailor an account aimed at meeting financial goals.

Insurance and Investment Services through INVEST Financial Corp:

Through an agreement with INVEST Financial Corporation, member NASD/SIPC, a registered broker dealer, not affiliated with First Citizens National Bank, insurance and brokerage services are provided at our 15 South Main Street, Mansfield; Lockhart Street, Sayre; 2 West Main Street, Troy and 99 Main street, Wellsboro offices. Securities and insurance products offered through INVEST are not insured by the FDIC; not a deposit or other obligation of, or guaranteed by any bank and subject to risks including the possible loss of principal amount invested.

FINANCIAL CONDITION

Total assets (shown in the Consolidated Balance Sheet) have declined 1.1% since year-end 2000 to $408.9 million. Total loans decreased 0.8% to $258.1 million and investment securities increased 0.9% to $100.8 million since year-end 2000. Total deposits decreased 1.7% to $361.6 million since year-end 2000. Explanations of variances will be described with in the following appropriate sections.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $24,420,000 at March 31, 2001 compared to $27,618,000 on December 31, 2000. The reduction of unusually large demand deposit balances at December 31, 2000, was the primary reason for the decrease. This decrease was also impacted from a reduction of operating cash due to closing two branches in the first quarter along with purchasing of $2,000,000 of investment securities.

We believe the liquidity needs of the Company, are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

INVESTMENTS

Our investment portfolio increased by $889,000 or 0.9% from December 31, 2000 to March 31, 2001. We were able to increase our investments primarily as the result of excess funds acquired with the Acquisition. During the current quarter, we sold approximately $2,000,000 of Municipal Bonds along with $6,060,000 of Corporate Bonds and re-invested the proceeds into lower risk-weighted investments. These investments were made in Agency Mortgage-backed securities to supplement the slow loan growth at the beginning of the year and improve the Company's risk-based capital position.

Management monitors the earnings performance and the effectiveness of the liquidity of the investment portfolio on a regular basis. Through active balance sheet management and analysis of the securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

LOANS

The Company's loan demand remained flat during the first three months of 2001. We anticipate loan demand will pickup during the remainder of 2001 as a result of re-financings that will be taking place due to the current lower interest rate environment and our continued efforts to grow the new offices that we acquired from the Acquisition. The Company's lending is focused in the north central Pennsylvania market and the southern tier of New York. The composition of our loan portfolio consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally owned small businesses. New loans are generated primarily from direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants and existing customers.

As shown in the following tables (dollars in thousands), the change in net loans declined by $2,068,000 or 0.8% for the period compared to the December 31, 2000. Residential mortgage lending is a principal business activity and one our Company expects to continue by providing a full complement of competitively priced conforming, nonconforming and home equity mortgages.
	March 31,		December 31,
	2001		2000
	Amount	%	Amount	%
Real estate:
Residential	$ 156,087	59.8	$ 154,894	58.9
Commercial	40,986	15.7	40,044	15.2
Agricultural	11,370	4.4	12,075	4.6
Loans to individuals, for household,
family and other purchases	14,439	5.5	15,055	5.7
Commercial and other loans	16,679	6.4	17,509	6.7
State & political subdivision loans	21,555	8.3	23,444	8.9
Total loans	261,116	100.0	263,021	100.0
Less: Unearned income	31		35
Allowance for loan losses	2,944		2,777
Net loans	$ 258,141		$ 260,209

	March 31, 2001/
	December 31, 2000
	Change
	Amount	%
Real estate:
Residential	$ 1,193	0.8
Commercial	942	2.4
Agricultural	(705)	(5.8)
Loans to individuals, for household,
family and other purchases	(616)	(4.1)
Commercial and other loans	(830)	(4.7)
State & political subdivision loans	(1,889)	(8.1)
Total loans	$ (1,905)	(0.7)

During the current period State & political subdivision loans declined 8.1% or $1,889,000 when compared to December 31, 2000. The result of this decline is primarily due to one customer electing not to re-finance their loan with us, instead utilizing a bond issue.

The reduction in interest rates during 2001, have caused loan originations to pick-up during the later half of March 2001. We expect that loan growth will continue for the rest of the year.

Our focus on commercial lending continues to be expanded over the past several years with the establishment of a core group of commercial lenders to handle a higher volume of small business loans.

ALLOWANCE FOR LOAN LOSSES

As shown in the following table (dollars in thousands), the Allowance for Loan Losses as a percentage of loans increased from 1.06%, at December 31, 2000, to 1.13%, at March 31, 2001. The dollar amount of the reserve increased $167,000, since year-end 2000. The increase is a result of the provision of $75,000 expensed during the three months less net charge-offs. Gross charge-offs for the first three months of 2001 were $62,000, while recoveries were $154,000. During the first quarter of 2001, we recovered $150,000 from one borrower that was previously charged-off during the fourth quarter of 1999. We do not expect to receive any more additional funds from this customer.

	March 31,	December 31,
	2001	2000	1999	1998	1997
Balance, at beginning of period	$ 2,777	$ 2,270	$ 2,292	$ 2,138	$ 1,995
Provision charged to income	75	610	475	218	210
Recoveries on loans previously
charged against the allowance	154	55	54	48	16
	3,006	2,935	2,821	2,404	2,221
Loans charged against the allowance	(62)	(158)	(551)	(112)	(83)
Balance, at end of year	$ 2,944	$ 2,777	$ 2,270	$ 2,292	$ 2,138

Allowance for loan losses as a percent
of total loans	1.13%	1.06%	0.98%	1.11%	1.11%

The adequacy of the allowance for loan losses is subject to a formal analysis by management of the Company. Management deems the allowance to be adequate to absorb probable losses in the portfolio, as of March 31, 2001. The Company has disclosed in its annual report on Form 10-K the process and methodology supporting the loan loss provision.

DEPOSITS

Traditional deposits continue to be the most significant source of funds for the Company. As shown in the following tables (dollars in thousands), deposits decreased $6,237,000 or 1.7%, since December 31, 2000. As of March 31, 2001, NOW accounts decreased by $2,733,000, while Money market funds decreased by $1,532,000, as customers moved funds to certificates of deposit to "lock-in" higher short-term rates. Non-interest-bearing deposits decreased $7,788,000, at March 31, 2001, as a result of abnormally high year-end balances of approximately $5,500,000, which subsequently were withdrawn shortly after year-end.
	March 31,		December 31,
	2001		2000
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 34,565	9.6	$ 42,353	11.5
NOW accounts	45,651	12.6	48,384	13.2
Savings deposits	32,560	9.0	31,456	8.6
Money market deposit accounts	49,023	13.6	50,555	13.7
Certificates of deposit	199,749	55.2	195,037	53.0
Total	$ 361,548	100.0	$ 367,785	100.0

	March 31, 2001/
	December 31, 2000
	Change
	Amount	%
Non-interest-bearing deposits	$ (7,788)	(18.4)
NOW accounts	(2,733)	(5.6)
Savings deposits	1,104	3.5
Money market deposit accounts	(1,532)	(3.0)
Certificates of deposit	4,712	2.4
Total	$ (6,237)	(1.7)

BORROWED FUNDS

Borrowed funds increased $899,000 during the first three months of 2001. The Company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home Loan Bank. On October 30, 2000, we paid down all of our borrowings (approximately $30 million) at the Federal Home Loan Bank with the funds obtained from the acquisition, discussed previously.

In November 2000, the holding company borrowed $2,000,000 to invest in the bank subsidiary. This increased the Bank's capital and improved the negative impact on the regulatory capital ratios as a result of the branch acquisition (approximately $9.7 million in goodwill).

STOCKHOLDERS' EQUITY

We evaluate stockholders' equity in relation to total assets and the risk associated with those assets. The greater the capital resources, the more likely a corporation is to meet its cash obligations and absorb unforeseen losses. For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total Stockholders' Equity was $31,702,000, at March 31, 2001 compared to $30,549,000, at December 31, 2000, an increase of $1,153,000 or 3.8%. In the first three months, the Company earned $791,000 and declared dividends of $429,000, a dividend payout ratio of 54.2% of net income.

The Company has also complied with standards of capital adequacy mandated by the banking regulators. The Company's primary regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks associated with various assets entities hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Company's computed risk-based capital ratios are as follows (dollars in thousands):

	March 31,		December 31,
	2001		2000
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$ 24,127	9.47%	$ 23,295	8.89%
For capital adequacy purposes	20,375	8.00%	20,972	8.00%
To be well capitalized	25,469	10.00%	26,215	10.00%

Tier I capital (to risk-weighted assets)
Company	$ 21,027	8.26%	$ 20,411	7.79%
For capital adequacy purposes	10,188	4.00%	10,486	4.00%
To be well capitalized	15,281	6.00%	15,729	6.00%

Tier I capital (to average assets)
Company	$ 21,027	5.31%	$ 20,411	5.10%
For capital adequacy purposes	15,829	4.00%	15,997	4.00%
To be well capitalized	19,786	5.00%	19,996	5.00%

See the discussion of liquidity below for details regarding the expansion project and the impact on capital.

All of the Company's investment securities are classified as available-for-sale making this portion of the Company's balance sheet more sensitive to the changing market value of investments. Short-term interest rates in the first three months of 2001 have dropped approximately 100 basis points. This situation has caused an increase in the accumulated other comprehensive income which is included in stockholders' equity of $792,000 since December 31, 2000.

On July 30, 1999, our Company began a plan to purchase, in open market or privately negotiated transactions, up to 135,000 shares of its outstanding common stock. This stock repurchase program was suspended, in April 2000, because of the acquisition. However, a total of 55,162 shares were repurchased at a cost of approximately $1 million as of March 31, 2001.

On April 4, 2001, our Company filed a Registration Statement on Form S-3 establishing a Dividend Re-Investment Plan (DRIP), which will be effective for the second quarter dividend in 2001.

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Company had net income of $791,000, for the first three months of 2001. Earnings per share, for the respective period was $0.29. Net income was $938,000, for the first three months of 2000, which equates to earnings per share of $0.34. The return on assets and the return on equity, for the three months of 2001, were 0.78% and 10.44%. Details of the reasons for this change are discussed on the following pages.

Operating cash earnings (net income before amortization of intangible assets and merger and acquisition costs, net of tax) for the three month period ending March 31, 2001, was $959,000, an increase of $4,000 or 0.4%, from the $955,000 for the 2000 related period. Operating cash earnings per share was $0.35, during the first three months of 2001, compared with $0.34, during the comparable 2000 period.

NET INTEREST INCOME

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income, for the three month period ending March 31, 2001, after provision for loan losses, was $3,274,000, an increase of $472,000, compared to an increase of $36,000, at March 31, 2000. The Bank experienced an increase in earning assets in the past six months of 13.6%, which came primarily through the Acquisition that occurred in 2000.

The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders' equity, the related rates, net interest income and rate "spread" created:

	March 31, 2001			March 31, 2000			March 31, 1999
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	10,795	147	5.52%	796	10	5.11%	408	5	4.97%
Total short-term investments	10,795	147	5.52%	796	10	5.11%	408	5	4.97%
Investment securities:
Taxable	78,861	1,315	6.67%	72,990	1,144	6.27%	70,457	1,035	5.88%
Tax-exempt (3)	19,558	335	6.85%	20,634	353	6.84%	19,724	341	6.92%
Total investment securities	98,419	1,650	6.71%	93,624	1,497	6.40%	90,181	1,376	6.10%
Loans:
Residential mortgage loans	156,372	3,274	8.49%	143,415	2,997	8.50%	132,546	2,827	8.65%
Commercial and farm loans	69,129	1,540	9.03%	57,294	1,292	9.17%	49,341	1,157	9.51%
Loans to state and political subdivisions	23,465	473	8.18%	18,492	380	8.36%	10,051	211	8.51%
Other loans	14,559	385	10.72%	15,355	340	9.00%	14,616	326	9.05%
Loans, net of discount (2)(3)(4)	263,525	5,672	8.73%	234,556	5,009	8.68%	206,554	4,521	8.88%
Total interest-earning assets	372,739	7,469	8.13%	328,976	6,516	8.05%	297,143	5,902	8.06%
Cash and due from banks	10,558			6,844			7,016
Bank premises and equipment	10,942			5,927			5,757
Other assets	11,021			1,092			1,752
Total non-interest bearing assets	32,521			13,863			14,469
Total assets	405,260			342,839			311,668
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	47,147	188	1.62%	35,668	163	1.86%	34,984	155	1.80%
Savings accounts	31,763	107	1.37%	26,607	108	1.65%	26,782	124	1.88%
Money market accounts	50,015	563	4.57%	36,147	433	4.87%	39,246	418	4.32%
Sub-total	128,925	858	2.70%	98,422	704	2.91%	101,012	697	2.80%
Certificates of deposit	197,043	2,834	5.83%	160,983	2,229	5.63%	151,348	2,095	5.61%
Total interest-bearing deposits	325,968	3,692	4.59%	259,405	2,933	4.60%	252,360	2,792	4.49%
Other borrowed funds	11,091	121	4.42%	27,695	409	6.01%	7,335	95	5.25%
Total interest-bearing liabilities	337,059	3,813	4.59%	287,100	3,342	4.73%	259,695	2,887	4.51%
Demand deposits	35,008			22,993			20,333
Other liabilities	2,876			3,721			3,142
Total non-interest-bearing liabilities	37,884			26,714			23,475
Stockholders' equity	30,317			29,025			28,498
Total liabilities & stockholders' equity	405,260			342,839			311,668
Net interest income		3,656			3,174			3,015

Net interest spread (5)			3.54%			3.32%			3.55%
Loan Yield			8.73%			8.68%			8.88%
Cost of funds (including demand, excludes borrowings)			4.15%			4.21%			4.15%
Net operating spread (includes demand, excludes borrowings)			4.58%			4.47%			4.72%
Spread (Loan Yield to Investment Yield)			2.15%			2.30%			2.78%
Spread (Investment Yield to Cost of Funds)			2.43%			2.17%			1.95%
Net interest income as a percentage
of average interest-earning assets			3.98%			3.92%			4.12%
Ratio of interest-earning assets
to interest-bearing liabilities			1.11			1.15			1.14

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

We have experienced an increasing interest margin percentage during the first three months of 2001, compared to the narrowing margin that we have experienced in the last few years. When the yield curve became inverted in 2000, interest rates began to rise resulting in our higher volume of short-term liabilities re-pricing faster than our short-term assets. Currently the yield curve is reverting back to a more normal slope beyond 6 months. Most of the Company's investments, loans, deposits and borrowings are priced or re-priced along the three month to five-year portion of the yield curve and a more normal yield curve should continue to improve our net interest margin. We continue to review various pricing and investment strategies to enhance deposit growth while maintaining or expanding the current interest margin.

The following table shows the effect of changes in volume and rate on interest income and expense. Tax-exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory federal income tax rate of 34%, for the three month period ended March 31 (dollars in thousands):
	2000 vs. 1999 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	In Rate	Change	Volume	In Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ 136	$ 1	$ 137	$ 5	$ -	$ 5

Total short-term investments	136	1	137	5	-	5
Investment securities:
Taxable	94	77	171	38	71	109
Tax-exempt	(18)	-	(18)	16	(4)	12
Total investment securities	76	77	153	54	67	121
Loans:
Residential mortgage loans	271	6	277	226	(56)	170
Commercial and farm loans	263	(15)	248	177	(42)	135
Loans to state and political subdivisions	100	(7)	93	174	(5)	169
Other loans	(16)	61	45	16	(2)	14

Total loans, net of discount	618	45	663	593	(105)	488
Total Interest Income	830	123	953	652	(38)	614

Interest Expense:
Interest-bearing deposits:
NOW accounts	41	(16)	25	3	5	8
Savings accounts	21	(22)	(1)	(1)	(15)	(16)
Money Market accounts	154	(24)	130	(26)	41	15
Certificates of deposit	516	89	605	134	-	134
Total interest-bearing deposits	732	27	759	110	31	141
Other borrowed funds	(201)	(87)	(288)	300	14	314
Total interest expense	531	(60)	471	410	45	455
Net interest income	$ 299	$ 183	$ 482	$ 242	$ (83)	$ 159
(1) The change in interest due to both rate and volume has been allocated to the volume and rate in proportion to the absolute dollar amounts of each change.
As can be seen from the preceding tables, tax equivalent net interest income rose from $3,015,000, in 1999, to $3,174,000, in 2000, and increased to $3,656,000, in 2001. In the period ending March 31, 2001, net interest income increased $482,000, while overall spread increased from 3.32% to 3.54%. The increased volume of interest-earning assets generated an increase in interest income of $830,000 while increased volume of interest-bearing liabilities produced $531,000 of interest expense. The change in volume resulted in an increase of $299,000 in net interest income. The net change in rate was a positive $183,000, resulting in a total positive net change of $482,000, when combined with change in volume. The yield on interest-earning assets increased 8 basis points from 8.05% to 8.13% and the average interest rate on interest-bearing liabilities decreased 14 basis points, from 4.73% to 4.59%, because of the previously described changes to the yield curve.

Provision For Loan Losses

The provision for loan losses was $75,000 for the three-month period, ended March 31, 2001, compared to $100,000, for the same period in 2000.

This provision was appropriate given management's quarterly review of the allowance for loan losses that is based on the following information: migration analysis of delinquent and non-accrual loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative adjustments and peer comparisons.

OTHER OPERATING INCOME

Other operating income, as detailed below, increased $208,000 or 32.4%, for the first three months of 2001, when compared to the same period in 2000. Service charge income continues to be the primary source of growth in other operating income. For the first three months, account service charges totaled $562,000 up $157,000 or 38.8% over last year. These increases in fee income were mainly the result of growth in the number of customers and related deposit accounts over the past five months. The trust income increased slightly for the three-month period as the result of a change in our fee structure and additional business.

The following table shows the breakdown of other operating income for the three months ended March 31, 2001 and 2000(dollars in thousands):
	Three months ended
	March 31,		Change
	2001	2000	Amount	%
Service charges	$ 562	$ 405	$ 157	38.8
Trust	157	117	40	34.2
Other	101	100	1	1.0
Realized securities gains, net	30	20	10	50.0
Total	$ 850	$ 642	$ 208	32.4

Trust income increased $40,000, for the first three months of 2001, compared to the same time period for 2000. The increase is due primarily to estate fees recognized in the current period.

We continue to evaluate means of increasing other operating income to offset the loss of net interest margin described above. Our approach is to apply service charges on business transaction accounts by charging fees on transaction activity (reduced by earnings credit based on customers' balances) to more equitably recover costs. We expect to continue this analysis for our other products.

OTHER OPERATING EXPENSES

Total other operating expense, as detailed below, increased $935,000 or 41.4%, for the first three months of 2001, when compared to the same period in 2000. This increased level of other operating expense is attributable to the acquisition that occurred during 2000, which increased our number of locations by four (after the consolidation of two banking offices, in February 2001). The increase in salaries and employee benefits is a result of the acquisition; increased staff for our new branch in Wal-Mart opened, in August 2000, and the filling of some corporate positions related to the growth strategies that we have implemented. The increase in other expense is primarily the result of increased amortization expense associated with the acquisition along with normal operating expenses associated with additional locations.

The following tables reflect the breakdown of other operating expense and professional fees as of March 31, 2001 and 2000(dollars in thousands):
	Three months ended
	March 31,		Change
	2001	2000	Amount	%
Salaries and employee benefits	$ 1,480	$ 1,081	$ 399	36.9
Occupancy	239	141	98	69.5
Furniture and equipment	218	178	40	22.5
Professional fees	99	131	(32)	(24.4)
Amortization	254	27	227	840.7
Other	906	703	203	28.9
Total	$ 3,196	$ 2,261	$ 935	41.4

	Three months ended
	March 31,		Change
	2001	2000	Amount	%
Other professional fees	$ 72	$ 113	$ (41)	(36.3)
Legal fees	9	5	4	80.0
Examinations and audits	18	13	5	38.5
Total	$ 99	$ 131	$ (32)	(24.4)

The professional fees decrease in 2001 reflects management's efforts to implement strategic growth initiatives and process improvements, most of which were completed in 2000 and 1999.

PROVISION FOR INCOME TAXES

The provision for income taxes was $137,000 for the three-month period ended March 31, 2001 compared to $245,000, for the same period in 2000. The decrease was primarily a result of increased levels of tax-exempt income.

We have entered into two limited partnership agreements, to establish low-income housing projects in our market area. As a result of these agreements, we expect to receive approximately $1,290,000 of tax credits over a ten-year period when the projects are completed.

LIQUIDITY

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

Our Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented. Other significant uses of funds include capital expenditures. Surplus funds are then invested in investment securities.

Capital expenditures during the first three months of 2001 were $1.9 million, $1.1 million more than the same period in 2000. The large increase is primarily the result of the building projects in process (described below):

Major capital expenditures for 2001 were:

    The majority of the $747,000 of capital expenditures was attributable to the new Mansfield office and operations facilities,

Some major capital expenditures for 2000 were:
    $156,000 upgrade for our computer system,

We believe our Company has sufficient resources to complete these projects from our normal operations and that they will have a long-term positive effect on revenues, efficiency and the capacity for future growth.

Our Company achieves additional liquidity primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA, and investments that mature in less than one year. The Company also has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $120 million as an additional source of liquidity.

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
	March 31,	December 31,
	2001	2000	1999	1998	1997
Non-performing loans:
Non-accruing loans	$ 602	$ 488	$ 421	$ 1,495	$ 1,169
Impaired loans	441	199	1,334	382	382
Accrual loans - 90 days or
more past due	28	39	78	15	170
Total non-performing loans	1,071	726	1,833	1,892	1,721
Foreclosed assets held for sale	615	508	573	529	238
Total non-performing assets	$ 1,686	$ 1,234	$ 2,406	$ 2,421	$ 1,959
Non-performing loans as a percent of loans
net of unearned income	0.41%	0.28%	0.79%	0.92%	0.90%
Non-performing assets as a percent of loans
net of unearned income	0.65%	0.47%	1.04%	1.18%	1.02%

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

Currently, our Company has equity securities that represent only 4% of our investment portfolio and, therefore, equity risk is not significant.

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

Gap analysis, one of the methods used by us to analyze interest rate risk, does not necessarily show the precise impact of specific interest rate movements on our Company's net interest income because the re-pricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures. In addition, assets and liabilities within the same period may, in fact, be repaid at different times and at different rate levels. We have not experienced the kind of earnings volatility that might be indicated from gap analysis.

Our Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management process that will effectively identify, measure, and monitor our Company's risk exposure.

We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure. A shock analysis at March 31, 2001, indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twenty-four months.

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
   On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, which is also known as the Financial Services Modernization Act. The act repeals some depression-era banking laws and will permit banks, insurance companies and securities firms to engage in each other's business after complying with certain conditions and regulations that are yet to be finalized. The act grants to community banks the power to enter new financial markets as a matter of right that larger institutions have managed to do on an ad hoc basis. At this time, our Company has no plans to pursue these additional possibilities.
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
   Aside from those matters described above, we do not believe that there are any trends, events or uncertainties, which would have a material adverse impact on future operating results, liquidity or capital resources. We are not aware of any current recommendations by the regulatory authorities (except as described herein) which, if they were to be implemented, would have such an effect, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on our Company's results of operations.

Item 3- Quantitative and Qualitative Disclosure About Market Risk

In the normal course of conducting business activities, the Company is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments and was discussed previously in this Form 10-Q. Management and a committee of the board of directors manage interest rate risk.

No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 2000.

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

Item 2 - Changes in Securities and use of Proceeds * Note applicable.

Item 3 - Defaults Upon Senior Securities * Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

Citizens Financial Services held its Annual Meeting of Shareholders on April 17, 2001, for the purpose of electing three directors and to transact such other business as would properly come before the meeting. Results of shareholder voting on these individuals were as follows:
    Election of Class 2 Directors whose term will expire in 2004

For Withhold Authority

John E. Novak 2,609,835 56,172

Rudolph J. van der Hiel, Esquire 2,611,770 54,237

Mark L. Dalton 2,612,779 53,228

The total shares voted at the annual meeting were 2,666,007.

Item 5 - Other Information * None.

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

(99) - Independent accountant's review of financial statements for the period ended March 31, 2001.

(b) Reports on Form 8-K - Nothing to report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Citizens Financial Services, Inc.

(Registrant)

May 9, 2001 /s/ Richard E. Wilber

By: Richard E. Wilber

President

(Principal Executive Officer)

May 9, 2001 /s/ Randall E Black

By: Randall E. Black

Assistant Treasurer

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

(99) - Independent accountant's review of financial statements for the period ended March 31, 2001.