Form 10-Q
period 2001-06-30
CITIZENS FINANCIAL SERVICES INC
filed 2001-08-08
CIK 739421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

August 1, 2001, 2,799,420 shares of Common Stock, par value $1.00.

Citizens Financial Services, Inc.

Form 10-Q

INDEX

Page

Part I FINANCIAL INFORMATION (UNAUDITED)

Item 1-Financial Statements

Consolidated Balance Sheet as of June 30, 2001, and

December 31, 2000 1

Consolidated Statement of Income for the

Three Months and Six Months Ended June 30, 2001 and 2000 2

Consolidated Statement of Comprehensive Income for the

Three Months and Six Months Ended June 30, 2001 and 2000 3

Consolidated Statement of Cash Flows for the Six Months Ended

June 30, 2001 and 2000 4

Notes to Consolidated Financial Statements 5

Item 2-Management's Discussion and Analysis of Financial Condition

and Results of Operations 6-19

Item 3-Quantitative and Qualitative Disclosure About Market Risk 20

Part II OTHER INFORMATION

Item 1-Legal Proceedings 21

Item 2-Changes in Securities and Use of Proceeds 21

Item 3-Defaults upon Senior Securities 21

Item 4-Submission of Matters to a Vote of Security Holders 21

Item 5-Other Information 21

Item 6-Exhibits and Reports on Form 8-K 22

SIGNATURES 23
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30	December 31
(in thousands)	2001	2000
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 10,208	$ 15,622
Interest-bearing	17,409	11,996
Total cash and cash equivalents	27,617	27,618

Available-for-sale securities	106,447	99,891

Loans (net of allowance for loan losses $3,050 and $2,777)	264,440	260,209

Foreclosed assets held for sale	490	508
Premises and equipment	11,099	10,924
Accrued interest receivable	2,049	2,318
Intangible assets, net	9,282	9,790
Other assets	2,739	2,074

TOTAL ASSETS	$ 424,163	$ 413,332

LIABILITIES:
Deposits:
Noninterest-bearing	$ 36,515	$ 42,353
Interest-bearing	340,783	325,432
Total deposits	377,298	367,785
Borrowed funds	11,497	11,204
Accrued interest payable	2,025	2,620
Other liabilities	1,452	1,174
TOTAL LIABILITIES	392,272	382,783
STOCKHOLDERS' EQUITY:
Common Stock
$1.00 par value; authorized 10,000,000 shares;
issued 2,827,409 shares	2,827	2,827
Additional paid-in capital	8,670	8,670
Retained earnings	20,611	19,657
TOTAL	32,108	31,154
Accumulated other comprehensive income	732	344
Less: Treasury Stock, at cost
55,162 shares	(949)	(949)
TOTAL STOCKHOLDERS' EQUITY	31,891	30,549
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 424,163	$ 413,332

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands, except per share data)	2001	2000	2001	2000
INTEREST INCOME:
Interest and fees on loans	$ 5,579	$ 5,013	$ 11,091	$ 9,892
Interest-bearing deposits with banks	196	3	343	13
Investment securities:
Taxable	1,200	979	2,338	1,991
Nontaxable	211	233	432	466
Dividends	130	145	276	255
TOTAL INTEREST INCOME	7,316	6,373	14,480	12,617
INTEREST EXPENSE:
Deposits	3,608	3,022	7,302	5,955
Borrowed funds	137	405	258	814
TOTAL INTEREST EXPENSE	3,745	3,427	7,560	6,769
NET INTEREST INCOME	3,571	2,946	6,920	5,848
Provision for loan losses	120	100	195	200
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,451	2,846	6,725	5,648
OTHER OPERATING INCOME:
Service charges	575	446	1,138	852
Trust	123	100	280	217
Other	170	82	271	179
Realized securities gains, net	353	(14)	383	5
TOTAL OTHER OPERATING INCOME	1,221	614	2,072	1,253
OTHER OPERATING EXPENSES:
Salaries and employee benefits	1,571	1,105	3,051	2,186
Occupancy	243	141	481	282
Furniture and equipment	242	185	460	360
Professional fees	150	126	249	257
Amortization of intangible assets	254	27	508	109
Other	956	774	1,863	1,423
TOTAL OTHER OPERATING EXPENSES	3,416	2,358	6,612	4,617
Income before provision for income taxes	1,256	1,102	2,185	2,284
Provision for income taxes	219	205	357	449
NET INCOME	$ 1,037	$ 897	$ 1,828	$ 1,835

OPERATING CASH EARNINGS**	$ 1,204	$ 915	$ 2,163	$ 1,907

Earnings Per Share	$ 0.37	$ 0.32	$ 0.66	$ 0.66
Operating Cash Earnings Per Share**	$ 0.43	$ 0.33	$ 0.78	$ 0.69
Cash Dividend Declared	$ 0.160	$ 0.150	$ 0.315	$ 0.295

**Operating cash earnings are net income before amortization of intangible assets and merger and acquisition costs, net of tax.

Weighted average number of shares outstanding	2,772,247	2,772,247	2,772,247	2,777,884

The accompanying notes are an integral part of these financial statements.
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Six Months Ended
	June 30				June 30
(in thousands)		2001		2000		2001		2000
Net income		$ 1,037		$ 897		$ 1,828		$ 1,835
Other comprehensive income:
Unrealized (losses) gains on available for sale securities	(259)		38		970		(127)
Less: Reclassification adjustment for (gains) losses included in net income	(353)	(612)	14	52	(383)	587	(5)	(132)
Other comprehensive income before tax		(612)		52		587		(132)
Income tax expense related to other comprehensive income		208		(18)		(199)		45
Other comprehensive income, net of tax		(404)		34		388		(87)
Comprehensive income		$ 633		$ 931		$ 2,216		$ 1,748

The accompanying notes are an integral part of these financial statements
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Six Months Ended
	June 30,
(in thousands)	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,828	$ 1,835
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	195	200
Provision for depreciation and amortization	979	416
Amortization and accretion of investment securities	55	113
Deferred income taxes	(191)	(61)
Realized gains on securities	(383)	(5)
Realized gains on loans sold	(9)	(4)
Losses on sales or disposals of premises and equipment	7	3
Originations of loans held for sale	(708)	(404)
Proceeds from sales of loans held for sale	717	408
Gain on sale of foreclosed assets held for sale	(55)	(6)
Decrease (increase) in accrued interest receivable	269	(99)
Increase in other assets and intangibles	(7)	(22)
Decrease in accrued interest payable	(595)	(628)
Increase in other liabilities	278	191
Net cash provided by operating activities	2,380	1,937
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	21,120	8,695
Proceeds from maturity and principal repayments of securities	4,392	1,974
Purchase of securities	(31,152)	(7,656)
Net increase in loans	(4,568)	(6,919)
Acquisition of premises and equipment	(1,337)	(538)
Proceeds from sale of premises and equipment	16	-
Proceeds from sale of foreclosed assets held for sale	214	115
Net cash used in investing activities	(11,315)	(4,329)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	9,513	4,801
Proceeds from long-term borrowings	413	1,403
Repayments of long-term borrowings	(829)	(4,509)
Net increase in short-term borrowed funds	710	22
Acquisition of Treasury Stock	-	(489)
Dividends paid	(873)	(812)
Net cash provided by financing activities	8,934	416
Net decrease in cash and cash equivalents	(1)	(1,976)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,618	8,522
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 27,617	$ 6,546
Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 8,155	$ 7,398
Income taxes paid	$ 315	$ 510

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

Citizens Financial Services, Inc., (individually and collectively, the "Company") is a Pennsylvania corporation organized as the holding company of its wholly owned subsidiary, First Citizens National Bank (the "Bank"). Our Company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary's financial conditions and results of operations. All material inter-company balances and transactions have been eliminated in consolidation.

The accompanying interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2001, and the results of operations for the interim periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2 - Earnings per Share

Earnings per share calculations give retroactive effect to stock dividends declared by the Company. The number of shares used in the earnings per share and dividends per share calculation was 2,772,247 for 2001 and 2,777,884 for 2000.

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily the result of tax-exempt income earned from state and municipal securities and loans and investment in tax credits.

Note 4 - Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Nos. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. The adoption of Statement No. 141 is not expected to have a material effect on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The new statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. At June 30, 2001, the Company has approximately $9.3 million of intangibles resulting from the purchase of loans, deposits and banking facilities from other financial institutions. Currently management is evaluating what effect the adoption of Statement No. 142 will have on the Company's financial position or results of operations.

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

INTRODUCTION

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Citizens Financial Services, Inc., a bank holding company and its subsidiary (the Company). Our Company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary's (First Citizens National Bank) financial conditions and results of operations. Management's discussion and analysis should be read in conjunction with the preceding June 30, 2001 financial information. The results of operations for the three months and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results you may expect for the full year.

Our Company currently engages in the general business of banking throughout our service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. Our lending and deposit products and investment services are offered primarily within the vicinity of our service area.

Risk identification and management are essential elements for the successful management of the Company. In the normal course of business, the Company is subject to various types of risk, including interest rate, credit, and liquidity risk.

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

We offer business, professional and government clients a full range of employee retirement plan services including 401k, 403b and other pension, retirement savings and welfare plans.

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

FINANCIAL CONDITION

Total assets (shown in the Consolidated Balance Sheet) have grown 2.6% since year-end 2000 to $424.2 million. Total loans increased 1.6% to $264.4 million and investment securities increased 6.6% to $106.5 million since year-end 2000. Total deposits increased 2.6% to $377.3 million since year-end 2000. Explanations of variances will be described with in the following appropriate sections.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $27,617,000 at June 30, 2001 compared to $27,618,000 on December 31, 2000. Noninterest-bearing cash decreased $5,414,000 since year-end 2000, while interest-bearing cash increased $5,413,000 during that same period.

We believe the liquidity needs of the Company, are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

INVESTMENTS

Our investment portfolio increased by $6,556,000 or 6.6% from December 31, 2000 to June 30, 2001. We were able to increase our investments primarily as the result of excess funds acquired with the Acquisition. During the first six months, we sold approximately $2,000,000 of Municipal Bonds along with $8,132,000 of Corporate Bonds and re-invested the proceeds into lower risk-weighted investments. These investments were made in Agency Mortgage-backed securities to supplement the slow loan growth at the beginning of the year and improve the Company's risk-based capital position.

Management monitors the earnings performance and the effectiveness of the liquidity of the investment portfolio on a regular basis. Through active balance sheet management and analysis of the securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

LOANS

The Company's loan demand increased slightly during the first six months of 2001. We anticipate loan demand will pickup during the remainder of 2001 as a result of re-financings that will be taking place due to the current lower interest rate environment and our continued efforts to grow the new offices that we acquired from the Acquisition. The Company's lending is focused in the north central Pennsylvania market and the southern tier of New York. The composition of our loan portfolio consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally owned small businesses. New loans are generated primarily from direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants and existing customers.

As shown in the following tables (dollars in thousands), the change in net loans increased by $4,231,000 or 1.6% for the period compared to the December 31, 2000. Residential mortgage lending is a principal business activity and one our Company expects to continue by providing a full complement of competitively priced conforming, nonconforming and home equity mortgages.
	June 30,		December 31,
	2001		2000
	Amount	%	Amount	%
Real estate:
Residential	$ 160,781	60.1	$ 154,894	58.9
Commercial	41,457	15.5	40,044	15.2
Agricultural	10,692	4.0	12,075	4.6
Loans to individuals
For household, family and other purchases	14,804	5.5	15,055	5.7
Commercial and other loans	16,749	6.3	17,509	6.7
State & political subdivision loans	23,036	8.6	23,444	8.9
Total loans	267,519	100.0	263,021	100.0
Less: Unearned income	29		35
Allowance for loan losses	3,050		2,777
Net loans	$ 264,440		$ 260,209

	June 30, 2001/
	December 31, 2000
	Change
	Amount	%
Real estate:
Residential	$ 5,887	3.8
Commercial	1,413	3.5
Agricultural	(1,383)	(11.5)
Loans to individuals for household,
family and other purchases	(251)	(1.7)
Commercial and other loans	(760)	(4.3)
State & political subdivision loans	(408)	(1.7)
Total loans	$ 4,498	1.7

During the current period Residential loans increased 3.8% or $5,887,000 when compared to December 31, 2000. The result of this increase is primarily due to our home equity loan promotion during the first six months of 2001 in an effort to grow loans, especially in the new offices.

The reduction in interest rates during 2001, have caused loan originations to pick-up during the first six months of 2001. We expect that loan growth will continue for the rest of the year.

Our focus on commercial lending continues to be expanded over the past several years with the establishment of a core group of commercial lenders to handle a higher volume of small business loans.

ALLOWANCE FOR LOAN LOSSES

As shown in the following table (dollars in thousands), the Allowance for Loan Losses as a percentage of loans increased from 1.06%, at December 31, 2000, to 1.14%, at June 30, 2001. The dollar amount of the reserve increased $273,000, since year-end 2000. The increase is a result of the provision of $195,000 expensed during the first six months less net charge-offs. Gross charge-offs for the first six months of 2001 were $85,000, while recoveries were $163,000. During the first six months of 2001, we recovered $150,000 from one borrower that was previously charged-off during the fourth quarter of 1999. We do not expect to receive any more additional funds from this customer.

	June 30,	December 31,
	2001	2000	1999	1998	1997
Balance, at beginning of period	$ 2,777	$ 2,270	$ 2,292	$ 2,138	$ 1,995
Provision charged to income	195	610	475	218	210
Recoveries on loans previously
charged against the allowance	163	55	54	48	16
	3,135	2,935	2,821	2,404	2,221
Loans charged against the allowance	(85)	(158)	(551)	(112)	(83)
Balance, at end of year	$ 3,050	$ 2,777	$ 2,270	$ 2,292	$ 2,138

Allowance for loan losses as a percent
of total loans	1.14%	1.06%	0.98%	1.11%	1.11%

The adequacy of the allowance for loan losses is subject to a formal analysis by management of the Company. Management deems the allowance to be adequate to absorb probable losses in the portfolio, as of June 30, 2001. The Company has disclosed in its annual report on Form 10-K the process and methodology supporting the loan loss provision.

DEPOSITS

Traditional deposits continue to be the most significant source of funds for the Company. As shown in the following tables (dollars in thousands), deposits increased $9,513,000 or 2.6%, since December 31, 2000. Non-interest-bearing deposits decreased $5,838,000, at June 30, 2001, as a result of abnormally high year-end balances of approximately $5,500,000, which subsequently were withdrawn shortly after year-end.
	June 30,		December 31,
	2001		2000
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 36,515	9.7	$ 42,353	11.5
NOW accounts	47,513	12.6	48,384	13.2
Savings deposits	33,064	8.8	31,456	8.6
Money market deposit accounts	56,021	14.8	50,555	13.7
Certificates of deposit	204,185	54.1	195,037	53.0
Total	$ 377,298	100.0	$ 367,785	100.0

	June 30, 2001/
	December 31, 2000
	Change
	Amount	%
Non-interest-bearing deposits	$ (5,838)	(13.8)
NOW accounts	(871)	(1.8)
Savings deposits	1,608	5.1
Money market deposit accounts	5,466	10.8
Certificates of deposit	9,148	4.7
Total	$ 9,513	2.6

BORROWED FUNDS

Borrowed funds increased $293,000 during the first six months of 2001. The Company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home Loan Bank. On October 30, 2000, we paid down all of our borrowings (approximately $30 million) at the Federal Home Loan Bank with the funds obtained from the acquisition, discussed previously.

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

Total Stockholders' Equity was $31,891,000, at June 30, 2001 compared to $30,549,000, at December 31, 2000, an increase of $1,342,000 or 4.4%. In the first six months, the Company earned $1,828,000 and declared dividends of $873,000, a dividend payout ratio of 47.8% of net income.

All of the Company's investment securities are classified as available-for-sale making this portion of the Company's balance sheet more sensitive to the changing market value of investments. Short-term interest rates in the first six months of 2001 have dropped approximately 275 basis points. This situation has caused an increase of $388,000 since December 31, 2000 in the accumulated other comprehensive income which is included in stockholders' equity.

On July 30, 1999, our Company began a plan to purchase, in open market or privately negotiated transactions, up to 135,000 shares of its outstanding common stock. This stock repurchase program was suspended, in April 2000, because of the acquisition. However, a total of 55,162 shares were repurchased at a cost of approximately $1 million as of June 30, 2001.

The Company has also complied with standards of capital adequacy mandated by the banking regulators. The Company's primary regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks associated with various assets, entities hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Company's computed risk-based capital ratios are as follows (dollars in thousands):

	June 30,		December 31,
	2001		2000
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$ 25,099	9.89%	$ 23,295	8.89%
For capital adequacy purposes	20,313	8.00%	20,972	8.00%
To be well capitalized	25,391	10.00%	26,215	10.00%

Tier I capital (to risk-weighted assets)
Company	$ 21,874	8.61%	$ 20,411	7.79%
For capital adequacy purposes	10,156	4.00%	10,486	4.00%
To be well capitalized	15,235	6.00%	15,729	6.00%

Tier I capital (to average assets)
Company	$ 21,874	5.34%	$ 20,411	5.10%
For capital adequacy purposes	16,392	4.00%	15,997	4.00%
To be well capitalized	20,491	5.00%	19,996	5.00%

See the discussion of liquidity below for details regarding the expansion project and the impact on capital.

On April 4, 2001, our Company filed a Registration Statement on Form S-3 establishing a Dividend Re-Investment Plan (DRIP), which will be effective for the July 2001 dividend.

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Company had net income of $1,037,000 and $1,828,000 for the second quarter and first six months of 2001, respectively. Earnings per share, for the respective periods were $0.37 and $0.66. Net income was $897,000 and $1,835,000 for the second quarter and first six months of 2000, which equates to earnings per share of $0.32 and $0.66, respectively. The return on assets and the return on equity, for the six months of 2001, were 0.89% and 11.97%. Details of the reasons for this change are discussed on the following pages.

Operating cash earnings (net income before amortization of intangible assets and merger and acquisition costs, net of tax) was $1,204,000 and $2,163,000 for the second quarter and first six months of 2001, respectively, an increase of $289,000 and $256,000, from the $915,000 and $1,907,000 for the 2000 related period. Operating cash earnings per share was $0.43 and $0.78, during the second quarter and first six months of 2001, compared with $0.33 and $0.69, during the comparable 2000 period.

NET INTEREST INCOME

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income, after provision for loan losses, totaled $3,451,000 in the second quarter, an increase of $605,000 or 21.3%, over the second quarter of 2000 and totaled $6,725,000 for the six months of 2001, an increase of $1,077,000 or 19.1% over the prior year. The Bank experienced an increase in earning assets in the past six months of 12.4%, which came primarily through the Acquisition that occurred in 2000.

The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders' equity, the related rates, net interest income and rate "spread" created:

	June 30, 2001			June 30, 2000			June 30, 1999
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	14,966	343	4.62%	488	13	5.36%	2,264	55	4.90%
Total short-term investments	14,966	343	4.62%	488	13	5.36%	2,264	55	4.90%
Investment securities:
Taxable	80,384	2,671	6.65%	72,329	2,305	6.37%	67,391	1,992	5.91%
Tax-exempt (3)	19,091	654	6.85%	20,634	706	6.84%	20,277	704	6.94%
Total investment securities	99,475	3,325	6.69%	92,963	3,011	6.48%	87,668	2,696	6.15%
Loans:
Residential mortgage loans	157,652	6,618	8.47%	143,629	6,018	8.43%	133,782	5,685	8.57%
Commercial and farm loans	69,075	3,130	9.14%	57,783	2,644	9.20%	48,741	2,267	9.38%
Loans to state and political subdivisions	22,519	895	8.01%	19,391	800	8.30%	11,271	473	8.46%
Other loans	14,519	749	10.40%	15,452	687	8.94%	14,557	647	8.96%
Loans, net of discount (2)(3)(4)	263,765	11,392	8.71%	236,255	10,149	8.64%	208,351	9,072	8.78%
Total interest-earning assets	378,206	15,060	8.03%	329,706	13,173	8.03%	298,283	11,823	7.99%
Cash and due from banks	10,410			6,829			7,319
Bank premises and equipment	10,940			6,023			5,838
Other assets	12,622			1,707			2,152
Total non-interest bearing assets	33,972			14,559			15,309
Total assets	412,178			344,265			313,592
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	47,050	331	1.42%	36,612	338	1.86%	35,486	314	1.78%
Savings accounts	32,273	190	1.19%	26,954	217	1.62%	27,473	252	1.85%
Money market accounts	51,332	1,039	4.08%	36,702	927	5.08%	40,410	860	4.29%
Sub-total	130,655	1,560	2.41%	100,268	1,482	2.97%	103,369	1,426	2.78%
Certificates of deposit	200,150	5,742	5.79%	160,965	4,473	5.59%	151,956	4,204	5.58%
Total interest-bearing deposits	330,805	7,302	4.45%	261,233	5,955	4.58%	255,325	5,630	4.45%
Other borrowed funds	12,904	258	4.03%	26,712	814	6.13%	5,595	148	5.33%
Total interest-bearing liabilities	343,709	7,560	4.44%	287,945	6,769	4.73%	260,920	5,778	4.47%
Demand deposits	35,377			23,739			21,467
Other liabilities	2,546			3,376			2,872
Total non-interest-bearing liabilities	37,923			27,115			24,339
Stockholders' equity	30,546			29,205			28,333
Total liabilities & stockholders' equity	412,178			344,265			313,592
Net interest income		7,500			6,404			6,045

Net interest spread (5)			3.59%			3.31%			3.53%
Net interest income as a percentage
of average interest-earning assets			4.00%			3.91%			4.09%
Ratio of interest-earning assets
to interest-bearing liabilities			1.10			1.15			1.14

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

We have experienced an increasing interest margin percentage during the first six months of 2001, compared to the narrowing margin that we have experienced in the last few years. When the yield curve became inverted in 2000, interest rates began to rise resulting in our higher volume of short-term liabilities re-pricing faster than our short-term assets. Currently the yield curve is reverting back to a more normal slope beyond 6 months. Most of the Company's investments, loans, deposits and borrowings are priced or re-priced along the three month to five-year portion of the yield curve and a more normal yield curve should continue to improve our net interest margin. We continue to review various pricing and investment strategies to enhance deposit growth while maintaining or expanding the current interest margin.
The following table shows the effect of changes in volume and rate on interest income and expense. Tax-exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory federal income tax rate of 34%, for the six month period ended June 30 (dollars in thousands):
	2001 vs. 2000 (1)			2000 vs. 1999 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	In Rate	Change	Volume	In Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ 332	$ (2)	$ 330	$ (48)	$ 6	$ (42)

Total short-term investments	332	(2)	330	(48)	6	(42)
Investment securities:
Taxable	262	104	366	150	163	313
Tax-exempt	(52)	-	(52)	11	(9)	2
Total investment securities	210	104	314	161	154	315
Loans:
Residential mortgage loans	589	11	600	410	(77)	333
Commercial and farm loans	512	(26)	486	412	(35)	377
Loans to state and political subdivisions	123	(28)	95	334	(7)	327
Other loans	(37)	99	62	40	-	40
Total loans, net of discount	1,187	56	1,243	1,196	(119)	1,077
Total Interest Income	1,729	158	1,887	1,309	41	1,350
Interest Expense:
Interest-bearing deposits:
NOW accounts	96	(103)	(7)	10	14	24
Savings accounts	74	(101)	(27)	(5)	(30)	(35)
Money Market accounts	224	(112)	112	(65)	132	67
Certificates of deposit	1,120	149	1,269	250	19	269
Total interest-bearing deposits	1,514	(167)	1,347	190	135	325
Other borrowed funds	(334)	(222)	(556)	638	28	666
Total interest expense	1,180	(389)	791	828	163	991
Net interest income	$ 549	$ 547	$ 1,096	$ 481	$ (122)	$ 359
(1) The change in interest due to both rate and volume has been allocated to the volume and rate in proportion to the absolute dollar amounts of each change.
As can be seen from the preceding tables, tax equivalent net interest income rose from $6,045,000, in 1999, to $6,404,000, in 2000, and increased to $7,500,000, in 2001. In the period ending June 30, 2001, net interest income increased $1,096,000, while overall spread increased from 3.31% to 3.59%. The increased volume of interest-earning assets generated an increase in interest income of $1,729,000 while increased volume of interest-bearing liabilities produced $1,180,000 of interest expense. The change in volume resulted in an increase of $549,000 in net interest income. The net change in rate was a positive $547,000, resulting in a total positive net change of $1,096,000, when combined with change in volume. The yield on interest-earning assets remained constant at 8.03% and the average interest rate on interest-bearing liabilities decreased 29 basis points, from 4.73% to 4.44%, because of the previously described changes to the yield curve.

Provision For Loan Losses

The Company recorded a provision for loan losses in the second quarter of $120,000 compared to the second quarter of 2000 at $100,000 and $195,000 for the six months of 2001 compared to $200,000 in 2000.

This provision was appropriate given management's quarterly review of the allowance for loan losses that is based on the following information: migration analysis of delinquent and non-accrual loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative adjustments and peer comparisons.

OTHER OPERATING INCOME

Other operating income, as detailed below, increased $607,000 or 98.9% and $819,000 or 65.4% in the second quarter and the first six months of 2001,respectively, when compared to the same periods in 2000. Service charge income continues to be the primary source of growth in other operating income. For the first six months, account service charges totaled $1,138,000 up $286,000 or 33.6% over last year. These increases in fee income were mainly the result of growth in the number of customers and related deposit accounts as a result of the acquisition.

The following table shows the breakdown of other operating income for the three months ended June 30, 2001 and 2000(dollars in thousands):
	Three months ended
	June 30,		Change
	2001	2000	Amount	%
Service charges	$ 575	$ 446	$ 129	28.9
Trust	123	100	23	23.0
Other	170	82	88	107.3
Realized securities gains, net	353	(14)	367	2,621.4
Total	$ 1,221	$ 614	$ 607	98.9

The following table shows the breakdown of other operating income for the six months ended June 30, 2001 and 2000(dollars in thousands):
	Six months ended
	June 30,		Change
	2001	2000	Amount	%
Service charges	$ 1,138	$ 852	$ 286	33.6
Trust	280	217	63	29.0
Other	271	179	92	51.4
Realized securities gains, net	383	5	378	7,560.0
Total	$ 2,072	$ 1,253	$ 819	65.4

Trust income increased $23,000 and $63,000 in the second quarter and the first six months of 2001, respectively, when compared to the same periods in 2000. The increase is due primarily to estate fees recognized in the current period.

Other operating income increased $88,000 and $92,000 in the second quarter and the first six months of 2001, respectively, when compared to the same periods in 2000. The increase is largely attributable to gains recognized on foreclosed property sales and master card/VISA income.

In an effort to accelerate the improvement of our capital ratios and take advantage of current market conditions, we elected to sell and reinvest approximately $20,737,000 of investment securities in the first six months of 2001, which resulted in $383,000 of security gains.

We continue to evaluate means of increasing other operating income to offset the loss of net interest margin described above. Our approach is to apply service charges on business transaction accounts by charging fees on transaction activity (reduced by earnings credit based on customers' balances) to more equitably recover costs. We expect to continue this analysis for our other products.

OTHER OPERATING EXPENSES

Total other operating expense, as detailed below, increased $1,058,000 or 44.9% during the second quarter of 2001 and $1,995,000 or 43.2% in the first six months of 2001 when compared to the same period in 2000. This increased level of other operating expense is attributable to the acquisition that occurred during 2000, which increased our number of locations by four (after the consolidation of two banking offices, in February 2001). The increase in salaries and employee benefits a result of the acquisition; increased staff for our new branch in Wal-Mart, which opened in August 2000, and the filling of some corporate positions related to the growth strategies that we have implemented. The increase in occupancy and furniture and equipment expenses is also a direct result of the recent acquisition, along with the completion of the two new facilities. The increase in other expense is primarily the result of increased amortization expense associated with the acquisition along with normal operating expenses associated with additional locations.

The following tables reflect the breakdown of other operating expense and professional fees for the three months ended June 30, 2001 and 2000(dollars in thousands):
	Three months ended
	June 30,		Change
	2001	2000	Amount	%
Salaries and employee benefits	$ 1,571	$ 1,105	$ 466	42.2
Occupancy	243	141	102	72.3
Furniture and equipment	242	185	57	30.8
Professional fees	150	126	24	19.0
Amortization	254	27	227	840.7
Other	956	774	182	23.5
Total	$ 3,416	$ 2,358	$ 1,058	44.9
	Three months ended
	June 30,		Change
	2001	2000	Amount	%
Other professional fees	$ 113	$ 108	$ 5	4.6
Legal fees	14	5	9	180.0
Examinations and audits	23	13	10	76.9
Total	$ 150	$ 126	$ 24	19.0

The following tables reflect the breakdown of other operating expense and professional fees for the six months ended June 30, 2001 and 2000(dollars in thousands):
	Six months ended
	June 30,		Change
	2001	2000	Amount	%
Salaries and employee benefits	$ 3,051	$ 2,186	$ 865	39.6
Occupancy	481	282	199	70.6
Furniture and equipment	460	360	100	27.8
Professional fees	249	257	(8)	(3.1)
Amortization	508	109	399	366.1
Other	1,863	1,423	440	30.9
Total	$ 6,612	$ 4,617	$ 1,995	43.2
	Six months ended
	June 30,		Change
	2001	2000	Amount	%
Other professional fees	$ 185	$ 221	$ (36)	(16.3)
Legal fees	23	11	12	109.1
Examinations and audits	41	25	16	64.0
Total	$ 249	$ 257	$ (8)	(3.1)

PROVISION FOR INCOME TAXES

The provision for income taxes was $219,000 for the second quarter of 2001 compared to $205,000 in the second quarter of 2000. For the six-month period comparisons, the provision for income taxes was $357,000 in 2001 and $449,000 in 2000. The decrease was primarily a result of increased levels of tax-exempt income and recognition of tax credits as described below.

We have entered into two limited partnership agreements, to establish low-income housing projects in our market area. As a result of these agreements, we expect to receive approximately $1,290,000 of tax credits over a ten-year period when the projects are completed.

LIQUIDITY

Liquidity is a measure of our Company's ability to efficiently meet normal cash flow requirements of both borrowers and depositors. To maintain proper liquidity, we use funds management policies along with our investment policies to assure we can meet our financial obligations to depositors, credit customers and stockholders. Liquidity is needed to meet depositors' withdrawal demands, extend credit to meet borrowers' needs, provide funds for normal operating expenses and cash dividends, and to fund other capital expenditures.

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

Capital expenditures during the first six months of 2001 were $1.3 million, $.8 million more than the same period in 2000. The large increase is primarily the result of the building projects in process (described below):

Major capital expenditures for 2001 were:

    The majority of the $747,000 of capital expenditures recognized this year, is attributable to the final completion of the new Mansfield office and operations facilities,

Some major capital expenditures for 2000 were:
    $156,000 upgrade for our computer system,

We believe our Company has sufficient resources to complete these projects from our normal operations and that they will have a long-term positive effect on revenues, efficiency and the capacity for future growth.

Our Company achieves additional liquidity primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA, and investments that mature in less than one year. The Company also has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $129 million as an additional source of liquidity.

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
	June 30,	December 31,
	2001	2000	1999	1998	1997
Non-performing loans:
Non-accruing loans	$ 607	$ 488	$ 421	$ 1,495	$ 1,169
Impaired loans	1,522	199	1,334	382	382
Accrual loans - 90 days or
more past due	28	39	78	15	170
Total non-performing loans	2,157	726	1,833	1,892	1,721
Foreclosed assets held for sale	490	508	573	529	238
Total non-performing assets	$ 2,647	$ 1,234	$ 2,406	$ 2,421	$ 1,959
Non-performing loans as a percent of loans
net of unearned income	0.81%	0.28%	0.79%	0.92%	0.90%
Non-performing assets as a percent of loans
net of unearned income	0.99%	0.47%	1.04%	1.18%	1.02%

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

We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure. A shock analysis at June 30, 2001, indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twenty-four months.

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

Item 2 - Changes in Securities and use of Proceeds - Note applicable.

Item 3 - Defaults Upon Senior Securities - Not applicable.

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

Item 5 - Other Information - None.

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

(99) - Independent accountant's review of financial statements for the period ended June 30, 2001.

(b) Reports on Form 8-K - Nothing to report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Citizens Financial Services, Inc.

(Registrant)

August 9, 2001 /s/ Richard E. Wilber

By: Richard E. Wilber

President

(Principal Executive Officer)

August 9, 2001 /s/ Randall E Black

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

(99) - Independent accountant's review of financial statements for the period ended June 30, 2001.