Form 10-Q
period 2001-09-30
CITIZENS FINANCIAL SERVICES INC
filed 2001-11-07
CIK 739421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

November 1, 2001, 2,799,420 shares of Common Stock, par value $1.00.

Citizens Financial Services, Inc.

Form 10-Q

INDEX

Page

Part I FINANCIAL INFORMATION (UNAUDITED)

Item 1-Financial Statements

Consolidated Balance Sheet as of September 30, 2001, and

December 31, 2000 1

Consolidated Statement of Income for the

Three Months and Nine Months Ended September 30, 2001 and 2000 2

Consolidated Statement of Comprehensive Income for the

Three Months and Nine Months Ended September 30, 2001 and 2000 3

Consolidated Statement of Cash Flows for the Nine Months Ended

September 30, 2001 and 2000 4

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

SIGNATURES 23
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30	December 31
(in thousands)	2001	2000
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 8,384	$ 15,622
Interest-bearing	9,899	11,996
Total cash and cash equivalents	18,283	27,618

Available-for-sale securities	121,297	99,891

Loans (net of allowance for loan losses $3,206 and $2,777)	264,188	260,209

Foreclosed assets held for sale	312	508
Premises and equipment	11,636	10,924
Accrued interest receivable	2,257	2,318
Intangible assets, net	9,029	9,790
Other assets	1,942	2,074

TOTAL ASSETS	$ 428,944	$ 413,332

LIABILITIES:
Deposits:
Noninterest-bearing	$ 36,094	$ 42,353
Interest-bearing	344,035	325,432
Total deposits	380,129	367,785
Borrowed funds	11,248	11,204
Accrued interest payable	2,186	2,620
Other liabilities	1,597	1,174
TOTAL LIABILITIES	395,160	382,783
STOCKHOLDERS' EQUITY:
Common Stock
$1.00 par value; authorized 10,000,000 shares; issued
2,854,582 shares in 2001 and 2,827,409 shares in 2000, respectively	2,855	2,827
Additional paid-in capital	9,017	8,670
Retained earnings	20,670	19,657
TOTAL	32,542	31,154
Accumulated other comprehensive income	2,191	344
Less: Treasury Stock, at cost
55,162 shares	(949)	(949)
TOTAL STOCKHOLDERS' EQUITY	33,784	30,549
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 428,944	$ 413,332

The accompanying notes are an integral part of these financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands, except per share data)	2001	2000	2001	2000
INTEREST INCOME:
Interest and fees on loans	$ 5,588	$ 5,102	$ 16,680	$ 14,994
Interest-bearing deposits with banks	173	4	516	16
Investment securities:
Taxable	1,258	972	3,596	2,963
Nontaxable	211	233	642	699
Dividends	109	145	385	400
TOTAL INTEREST INCOME	7,339	6,456	21,819	19,072
INTEREST EXPENSE:
Deposits	3,513	3,130	10,813	9,085
Borrowed funds	117	394	376	1,207
TOTAL INTEREST EXPENSE	3,630	3,524	11,189	10,292
NET INTEREST INCOME	3,709	2,932	10,630	8,780
Provision for loan losses	175	100	370	300
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,534	2,832	10,260	8,480
OTHER OPERATING INCOME:
Service charges	614	461	1,751	1,313
Trust	156	109	436	326
Other	117	102	373	281
Realized securities gains (losses), net	138	(20)	522	(15)
TOTAL OTHER OPERATING INCOME	1,025	652	3,082	1,905
OTHER OPERATING EXPENSES:
Salaries and employee benefits	1,678	1,179	4,729	3,365
Occupancy	241	132	722	414
Furniture and equipment	256	189	716	549
Professional fees	95	80	345	337
Amortization of intangible assets	254	27	761	82
Other	1,003	750	2,852	2,226
TOTAL OTHER OPERATING EXPENSES	3,527	2,357	10,125	6,973
Income before provision for income taxes	1,032	1,127	3,217	3,412
Provision for income taxes	147	216	504	666
NET INCOME	$ 885	$ 911	$ 2,713	$ 2,746

OPERATING CASH EARNINGS**	$ 1,052	$ 937	$ 3,215	$ 2,813

Earnings Per Share	$ 0.32	$ 0.33	$ 0.97	$ 0.98
Operating Cash Earnings Per Share**	$ 0.38	$ 0.33	$ 1.15	$ 1.00
Cash Dividend Declared	$ 0.160	$ 0.150	$ 0.475	$ 0.445

**Operating cash earnings are net income before amortization of intangible assets and merger and acquisition costs, net of tax.

Weighted average number of shares outstanding	2,799,420	2,799,420	2,799,420	2,803,164

The accompanying notes are an integral part of these financial statements.
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Three Months Ended
	September 30				September 30
(in thousands)		2001		2000		2001		2000
Net income		$ 885		$ 911		$ 2,713		$ 2,746
Other comprehensive income:
Unrealized (losses) gains on available for sale securities	2,350		1,571		3,320		1,443
Less: Reclassification adjustment for(gains) losses included in net income	(138)	2,212	20	1,591	(522)	2,798	15	1,458
Other comprehensive income before tax		2,212		1,591		2,798		1,458
Income tax expense related to other comprehensive income		752		541		951		496
Other comprehensive income, net of tax		1,460		1,050		1,847		962
Comprehensive income		$ 2,345		$ 1,961		$ 4,560		$ 3,708

The accompanying notes are an integral part of these financial statements
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Nine Months Ended
	September 30,
(in thousands)	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,713	$ 2,746
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	370	300
Provision for depreciation and amortization	1,469	626
Amortization and accretion of investment securities	100	165
Deferred income taxes	849	(112)
Realized (gains) losses on securities	(522)	15
Realized gains on loans sold	(22)	(4)
Losses on sales or disposals of premises and equipment	7	3
Originations of loans held for sale	(1,447)	(450)
Proceeds from sales of loans held for sale	1,470	454
Gain on sale of foreclosed assets held for sale	(55)	(13)
Decrease (increase) in accrued interest receivable	61	(83)
Increase in other assets and intangibles	(1,278)	(854)
Decrease in accrued interest payable	(434)	(498)
Increase in other liabilities	273	342
Net cash provided by operating activities	3,554	2,637
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	28,788	10,395
Proceeds from maturity and principal repayments of securities	8,007	3,004
Purchase of securities	(54,981)	(18,213)
Net increase in loans	(4,538)	(4,638)
Acquisition of premises and equipment	(1,683)	(1,903)
Proceeds from sale of premises and equipment	16	-
Proceeds from sale of foreclosed assets held for sale	439	147
Net cash used in investing activities	(23,952)	(11,208)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	12,343	3,298
Proceeds from long-term borrowings	801	1,474
Repayments of long-term borrowings	(1,513)	(4,602)
Net increase in short-term borrowed funds	756	9,025
Acquisition of Treasury Stock	-	(489)
Dividends paid	(1,324)	(1,232)
Net cash provided by financing activities	11,063	7,474
Net decrease in cash and cash equivalents	(9,335)	(1,097)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	27,618	8,522
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 18,283	$ 7,425

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 11,624	$ 10,791
Income taxes paid	$ 695	$ 690

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

The accompanying interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2001, and the results of operations for the interim periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2 - Earnings per Share

Earnings per share calculations give retroactive effect to stock dividends declared by the Company. During July 2001, the company declared a 1% stock dividend. The number of shares used in the earnings per share and dividends per share calculation was 2,799,420 for 2001 and 2,803,164 for 2000.

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. This new statement, among other things, eliminates the regularly scheduled amortization of goodwill and replaces this method with a two-step process for testing the impairment of goodwill on at least an annual basis. This approach will most likely cause more volatility in a company's reported net income because impairment losses, if any, are likely to occur irregularly and in varying amounts. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. At September 30, 2001, the Company has approximately $9 million of intangibles, of which $7 million is goodwill, resulting from the purchase of loans, deposits and banking facilities from other financial institutions. As a result of this pronouncement, the amortization expense savings for fiscal 2002 is expected to be $512,000, which is approximately $338,000 after tax, prior to any possible impairment evaluation.

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

INTRODUCTION

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Citizens Financial Services, Inc., a bank holding company and its subsidiary (the Company). Our Company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary's (First Citizens National Bank) financial conditions and results of operations. Management's discussion and analysis should be read in conjunction with the preceding September 30, 2001 financial information. The results of operations for the three months and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results you may expect for the full year.

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

TRUST AND INVESTMENT SERVICES

Investment Management and Trust Services:

Our Trust Department services range from professional estate settlement services through management of complex trust to investment management and custody of securities. Whatever the need, our trust and investment services can meet your financial goals.

Our expanded Employee Benefits Trust Department manages retirement accounts for many area companies and individuals. We can help companies through the complex of rules and regulations to an effective 401k plan that aids in employee retention and morale. We can invest a plan for the best interests of the participants and communicate the benefit to all employees. We can administer the plan in a cost effective and clearly reported manner to relieve the employer of the burden of compliance. We manage many individual IRAs, both rollover and contributory.

Full Service brokerage services are available in selected locations through out our market area and, appointments can be made in any First Citizens National Bank branch.

Effective October 2001, we started offering annuities and life insurance through our new insurance subsidiary, First Citizens Insurance Agency, Inc. We will be adding long term care insurance in 2002, in addition to other consumer insurance products. There is an agent in every branch and a network of support to provide our customers with the best available products to suit their needs.

Securities and Insurance products are not insured by the FDIC; not a deposit or other obligation of, or guaranteed by any bank and are subject to risks including the possible loss of principal amount invested.

FINANCIAL CONDITION

Total assets (shown in the Consolidated Balance Sheet) have grown 3.8% since year-end 2000 to $428.9 million. Total loans increased 1.5% to $264.2 million and investment securities increased 21.4% to $121.3 million since year-end 2000. Total deposits increased 3.4% to $380.1 million since year-end 2000. Explanations of variances will be described with in the following appropriate sections.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $18,283,000 at September 30, 2001 compared to $27,618,000 on December 31, 2000. Noninterest-bearing cash decreased $7,238,000 since year-end 2000, while interest-bearing cash decreased $2,097,000 during that same period.

We believe the liquidity needs of the Company, are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

INVESTMENTS

Our investment portfolio increased by $21,406,000 or 21.4% from December 31, 2000 to September 30, 2001. We were able to increase our investments primarily as the result of excess funds acquired with the Acquisition and deposit growth experienced during the first nine months of 2001. During the first nine months, we sold approximately $2,000,000 of Municipal Bonds along with $8,132,000 of Corporate Bonds and re-invested the proceeds into lower risk-weighted investments. These investments were made in Agency Mortgage-backed securities to supplement the slow loan growth at the beginning of the year and improve the Company's risk-based capital position. In addition to the above-mentioned sales we also sold $8,705,000 of U.S. Treasuries and $5,615,000 of Federal Agency securities as part of our investment practice to roll down the yield curve as the investments approach maturity and realign our liquidity position. The proceeds were re-invested into Agency Mortgage-Backed securities.

Management monitors the earnings performance and the effectiveness of the liquidity of the investment portfolio on a regular basis. Through active balance sheet management and analysis of the securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

LOANS

The Company's loan demand increased slightly during the first nine months of 2001. We anticipate loan demand will continue to inrease during the remainder of 2001 as a result of re-financings that will be taking place due to the current lower interest rate environment and our continued efforts to grow the new offices that we acquired from the Acquisition. The Company's lending is focused in the north central Pennsylvania market and the southern tier of New York. The composition of our loan portfolio consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally owned small businesses. New loans are generated primarily from direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants and existing customers.

As shown in the following tables (dollars in thousands), the change in net loans increased by $3,979,000 or 1.5% for the period compared to the December 31, 2000. Residential mortgage lending is a principal business activity and one our Company expects to continue by providing a full complement of competitively priced conforming, nonconforming and home equity mortgages.
	September 30,		December 31,
	2001		2000
	Amount	%	Amount	%
Real estate:
Residential	$ 161,979	60.6	$ 154,894	58.9
Commercial	41,388	15.5	40,044	15.2
Agricultural	10,771	4.0	12,075	4.6
Loans to individuals
for household, family and other purchases	14,636	5.5	15,055	5.7
Commercial and other loans	14,865	5.5	17,509	6.7
State & political subdivision loans	23,786	8.9	23,444	8.9
Total loans	267,425	100.0	263,021	100.0
Less: Unearned income	31		35
Allowance for loan losses	3,206		2,777
Net loans	$ 264,188		$ 260,209

	September 30, 2001/
	December 31, 2000
	Change
	Amount	%
Real estate:
Residential	$ 7,085	4.6
Commercial	1,344	3.4
Agricultural	(1,304)	(10.8)
Loans to individuals for household,
family and other purchases	(419)	(2.8)
Commercial and other loans	(2,644)	(15.1)
State & political subdivision loans	342	1.5
Total loans	$ 4,404	1.7

During the current period Residential loans increased 4.6% or $7,085,000 when compared to December 31, 2000. The result of this increase is primarily due to our home equity loan promotion during the first nine months of 2001 in an effort to grow loans, especially in the new offices.

The reduction in interest rates during 2001, have caused loan originations to increase during the first nine months of 2001. We expect that loan growth will continue for the rest of the year as re-financing activity continues.

Our focus on commercial lending continues to be expanded over the past several years with the establishment of a core group of commercial lenders to handle a higher volume of small business loans.

ALLOWANCE FOR LOAN LOSSES

As shown in the following table (dollars in thousands), the Allowance for Loan Losses as a percentage of loans increased from 1.06%, at December 31, 2000, to 1.14%, at September 30, 2001. The dollar amount of the reserve increased $429,000, since year-end 2000. The increase is a result of the provision of $370,000 expensed during the first nine months less net charge-offs. Gross charge-offs for the first nine months of 2001 were $111,000, while recoveries were $170,000. During the first nine months of 2001, we recovered $150,000 from one borrower that was previously charged-off during the fourth quarter of 1999.

	September 30,	December 31,
	2001	2000	1999	1998	1997
Balance, at beginning of period	$ 2,777	$ 2,270	$ 2,292	$ 2,138	$ 1,995
Provision charged to income	370	610	475	218	210
Recoveries on loans previously
charged against the allowance	170	55	54	48	16
	3,317	2,935	2,821	2,404	2,221
Loans charged against the allowance	(111)	(158)	(551)	(112)	(83)
Balance, at end of year	$ 3,206	$ 2,777	$ 2,270	$ 2,292	$ 2,138

Allowance for loan losses as a percent
of total loans	1.20%	1.06%	0.98%	1.11%	1.11%

The adequacy of the allowance for loan losses is subject to a formal analysis by management of the Company. Management deems the allowance to be adequate to absorb probable losses in the portfolio, as of September 30, 2001. The Company has disclosed in its annual report on Form 10-K the process and methodology supporting the loan loss provision.

DEPOSITS

Traditional deposits continue to be the most significant source of funds for the Company. As shown in the following tables (dollars in thousands), deposits increased $12,344,000 or 3.4%, since December 31, 2000. Non-interest-bearing deposits decreased $6,259,000, at September 30, 2001, as a result of abnormally high year-end balances of approximately $5,500,000, which subsequently were withdrawn shortly after year-end.
	September 30,		December 31,
	2001		2000
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 36,094	9.5	$ 42,353	11.5
NOW accounts	50,572	13.3	48,384	13.2
Savings deposits	33,099	8.7	31,456	8.6
Money market deposit accounts	56,579	14.9	50,555	13.7
Certificates of deposit	203,785	53.6	195,037	53.0
Total	$ 380,129	100.0	$ 367,785	100.0

	September 30, 2001/
	December 31, 2000
	Change
	Amount	%
Non-interest-bearing deposits	$ (6,259)	(14.8)
NOW accounts	2,188	4.5
Savings deposits	1,643	5.2
Money market deposit accounts	6,024	11.9
Certificates of deposit	8,748	4.5
Total	$ 12,344	3.4

BORROWED FUNDS

Borrowed funds increased $44,000 during the first nine months of 2001. The Company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home Loan Bank. On October 30, 2000, we paid down all of our borrowings (approximately $30 million) at the Federal Home Loan Bank with the funds obtained from the acquisition, discussed previously.

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

Total Stockholders' Equity was $33,784,000, at September 30, 2001 compared to $30,549,000, at December 31, 2000, an increase of $3,235,000 or 10.6%. In the first nine months, the Company earned $2,713,000 and declared dividends of $1,324,000, a dividend payout ratio of 48.8% of net income.

All of the Company's investment securities are classified as available-for-sale making this portion of the Company's balance sheet more sensitive to the changing market value of investments. Short-term interest rates in the first nine months of 2001 have dropped approximately 350 basis points as of September 30, 2001 and an additional 50 basis point drop during October 2001. This situation has caused an increase of $1,847,000 since December 31, 2000 in the accumulated other comprehensive income which is included in stockholders' equity.

On July 30, 1999, our Company began a plan to purchase, in open market or privately negotiated transactions, up to 135,000 shares of its outstanding common stock. This stock repurchase program was suspended, in April 2000, because of the acquisition. However, a total of 55,162 shares were repurchased at a cost of approximately $1 million as of September 30, 2001.

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

	September 30,		December 31,
	2001		2000
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$ 25,879	10.37%	$ 23,295	8.89%
For capital adequacy purposes	19,961	8.00%	20,972	8.00%
To be well capitalized	24,952	10.00%	26,215	10.00%

Tier I capital (to risk-weighted assets)
Company	$ 22,561	8.61%	$ 20,411	7.79%
For capital adequacy purposes	9,981	4.00%	10,486	4.00%
To be well capitalized	14,971	6.00%	15,729	6.00%

Tier I capital (to average assets)
Company	$ 22,561	5.40%	$ 20,411	5.10%
For capital adequacy purposes	16,704	4.00%	15,997	4.00%
To be well capitalized	20,880	5.00%	19,996	5.00%

See the discussion of liquidity below for details regarding the expansion project and the impact on capital.

On April 4, 2001, our Company filed a Registration Statement on Form S-3 establishing a Dividend Re-Investment Plan (DRIP), which was effective for the July 2001 dividend.

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Company had net income of $885,000 and $2,713,000 for the third quarter and first nine months of 2001, respectively. Earnings per share, for the respective periods were $0.32 and $0.97. Net income was $911,000 and $2,746,000 for the third quarter and first nine months of 2000, which equates to earnings per share of $0.33 and $0.98, respectively. The return on assets and the return on equity, for the nine months of 2001, were 0.87% and 11.75%. Details of the reasons for this change are discussed on the following pages.

Operating cash earnings (net income before amortization of intangible assets and merger and acquisition costs, net of tax) was $1,052,000 and $3,215,000 for the third quarter and first nine months of 2001, respectively, an increase of $115,000 and $402,000, from the $937,000 and $2,813,000 for the 2000 related period. Operating cash earnings per share was $0.38 and $1.15, during the third quarter and first nine months of 2001, compared with $0.33 and $1.00, during the comparable 2000 period.

NET INTEREST INCOME

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income, after provision for loan losses, totaled $3,534,000 in the third quarter, an increase of $702,000 or 24.8%, over the third quarter of 2000 and totaled $10,260,000 for the nine months of 2001, an increase of $1,780,000 or 21.0% over the prior year. The Bank experienced an increase in earning assets in the past twelve months of 16.3%, which came primarily through the Acquisition that occurred in 2000 in addition to the deposit growth experienced during the first nine months of 2001.

The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders' equity, the related rates, net interest income and rate "spread" created:

	September 30, 2001			September 30, 2000			September 30, 1999
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	16,784	516	4.11%	388	17	5.85%	1,627	58	4.77%
Total short-term investments	16,784	516	4.11%	388	17	5.85%	1,627	58	4.77%
Investment securities:
Taxable	81,876	4,052	6.60%	71,726	3,363	6.25%	68,588	3,065	5.96%
Tax-exempt (3)	18,935	973	6.85%	20,634	1,059	6.84%	20,509	1,067	6.94%
Total investment securities	100,811	5,025	6.65%	92,360	4,422	6.38%	89,097	4,132	6.18%
Loans:
Residential mortgage loans	158,955	10,045	8.45%	144,412	9,124	8.44%	136,837	8,648	8.45%
Commercial and farm loans	69,037	4,630	8.97%	58,017	4,017	9.25%	48,788	3,328	9.12%
Loans to state and political subdivisions	22,841	1,337	7.83%	19,427	1,208	8.31%	13,089	822	8.40%
Other loans	14,505	1,115	10.28%	14,589	1,056	9.67%	14,491	975	9.00%
Loans, net of discount (2)(3)(4)	265,338	17,127	8.63%	236,445	15,405	8.70%	213,205	13,773	8.64%
Total interest-earning assets	382,933	22,668	7.91%	329,193	19,844	8.05%	303,929	17,963	7.90%
Cash and due from banks	10,054			6,787			6,853
Bank premises and equipment	11,132			6,280			5,891
Other assets	12,880			2,633			2,803
Total non-interest bearing assets	34,066			15,700			15,547
Total assets	416,999			344,893			319,476
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	47,814	472	1.32%	37,863	541	1.91%	35,976	479	1.78%
Savings accounts	32,590	264	1.08%	26,877	327	1.63%	27,976	372	1.78%
Money market accounts	52,887	1,463	3.70%	37,279	1,465	5.25%	41,020	1,326	4.32%
Sub-total	133,291	2,199	2.21%	102,019	2,333	3.05%	104,972	2,177	2.77%
Certificates of deposit	201,706	8,614	5.71%	160,637	6,753	5.62%	152,128	6,323	5.56%
Total interest-bearing deposits	334,997	10,813	4.32%	262,656	9,086	4.62%	257,100	8,500	4.42%
Other borrowed funds	12,183	376	4.13%	25,623	1,208	6.30%	8,019	325	5.42%
Total interest-bearing liabilities	347,180	11,189	4.31%	288,279	10,294	4.77%	265,119	8,825	4.45%
Demand deposits	35,674			23,283			21,998
Other liabilities	3,349			3,901			4,316
Total non-interest-bearing liabilities	39,023			27,184			26,314
Stockholders' equity	30,796			29,430			28,043
Total liabilities & stockholders' equity	416,999			344,893			319,476
Net interest income		11,479			9,550			9,138

Net interest spread (5)			3.60%			3.28%			3.45%
Net interest income as a percentage
of average interest-earning assets			4.01%			3.88%			4.02%
Ratio of interest-earning assets
to interest-bearing liabilities			1.10			1.14			1.15

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

We have experienced an increasing interest margin percentage during the first nine months of 2001, compared to the narrowing margin that we have experienced in the last few years. When the yield curve became inverted in 2000, interest rates began to rise resulting in our higher volume of short-term liabilities re-pricing faster than our short-term assets. Currently the yield curve is currently steep beyond 1 year. Most of the Company's investments, loans, deposits and borrowings are priced or re-priced along the three month to five-year portion of the yield curve and a more normal yield curve should continue to improve our net interest margin. We continue to review various pricing and investment strategies to enhance deposit growth while maintaining or expanding the current interest margin.
The following table shows the effect of changes in volume and rate on interest income and expense. Tax-exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory federal income tax rate of 34%, for the nine month period ended September 30 (dollars in thousands):
	2001 vs. 2000 (1)			2000 vs. 1999 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	In Rate	Change	Volume	In Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ 503	$ (4)	$ 499	$ (59)	$ 18	$ (41)

Total short-term investments	503	(4)	499	(59)	18	(41)
Investment securities:
Taxable	493	196	689	143	155	298
Tax-exempt	(87)	1	(86)	7	(15)	(8)
Total investment securities	406	197	603	150	140	290
Loans:
Residential mortgage loans	919	2	921	478	(2)	476
Commercial and farm loans	734	(121)	613	638	51	689
Loans to state and political subdivisions	194	(65)	129	393	(7)	386
Other loans	(6)	65	59	7	74	81
Total loans, net of discount	1,841	(119)	1,722	1,516	116	1,632
Total Interest Income	2,750	74	2,824	1,607	274	1,881
Interest Expense:
Interest-bearing deposits:
NOW accounts	389	(458)	(69)	26	36	62
Savings accounts	110	(173)	(63)	(14)	(31)	(45)
Money Market accounts	613	(615)	(2)	(102)	241	139
Certificates of deposit	1,752	109	1,861	357	73	430
Total interest-bearing deposits	2,864	(1,137)	1,727	267	319	586
Other borrowed funds	(501)	(331)	(832)	821	62	883
Total interest expense	2,363	(1,468)	895	1,088	381	1,469
Net interest income	$ 387	$ 1,542	$ 1,929	$ 519	$ (107)	$ 412
(1) The change in interest due to both rate and volume has been allocated to the volume and rate in proportion to the absolute dollar amounts of each change.
As can be seen from the preceding tables, tax equivalent net interest income rose from $9,138,000, in 1999, to $9,550,000, in 2000, and increased to $11,479,000, in 2001. In the period ending September 30, 2001, net interest income increased $1,929,000, while overall spread increased from 3.28% to 3.60%. The increased volume of interest-earning assets generated an increase in interest income of $2,750,000 while increased volume of interest-bearing liabilities produced $2,363,000 of interest expense. The change in volume resulted in an increase of $387,000 in net interest income. The net change in rate was a positive $1,542,000, resulting in a total positive net change of $1,929,000, when combined with change in volume. The yield on interest-earning assets declined slightly from 8.05% to 7.91% and the average interest rate on interest-bearing liabilities decreased 46 basis points, from 4.77% to 4.31%, because of the previously described changes to the yield curve.

Provision For Loan Losses

The Company recorded a provision for loan losses in the third quarter of $175,000 compared to the third quarter of 2000 at $100,000 and $370,000 for the nine months of 2001 compared to $300,000 in 2000.

This provision was appropriate given management's quarterly review of the allowance for loan losses that is based on the following information: migration analysis of delinquent and non-accrual loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative adjustments and peer comparisons.

OTHER OPERATING INCOME

Other operating income, as detailed below, increased $373,000 or 57.2% and $1,177,000 or 61.8% in the third quarter and the first nine months of 2001,respectively, when compared to the same periods in 2000. Service charge income continues to be the primary source of growth in other operating income. For the first nine months, account service charges totaled $1,751,000 up $438,000 or 33.4% over last year. These increases in fee income were mainly the result of growth in the number of customers and related deposit accounts as a result of the acquisition.

The following table shows the breakdown of other operating income for the three months ended September 30, 2001 and 2000(dollars in thousands):
	Three months ended
	September 30,		Change
	2001	2000	Amount	%
Service charges	$ 614	$ 461	$ 153	33.2
Trust	156	109	47	43.1
Other	117	102	15	14.7
Realized securities gains (losses), net	138	(20)	158	790.0
Total	$ 1,025	$ 652	$ 373	57.2

The following table shows the breakdown of other operating income for the nine months ended September 30, 2001 and 2000(dollars in thousands):
	Nine months ended
	September 30,		Change
	2001	2000	Amount	%
Service charges	$ 1,751	$ 1,313	$ 438	33.4
Trust	436	326	110	33.7
Other	373	281	92	32.7
Realized securities gains (losses), net	522	(15)	537	(3,580.0)
Total	$ 3,082	$ 1,905	$1,177	61.8

Trust income increased $47,000 and $110,000 in the third quarter and the first nine months of 2001, respectively, when compared to the same periods in 2000. The increase is due primarily to estate fees recognized in the current period along with commission income recognized on our non-traditional product line.

Other operating income increased $15,000 and $92,000 in the third quarter and the first nine months of 2001, respectively, when compared to the same periods in 2000. The increase is largely attributable to gains recognized on foreclosed property sales and master card/VISA income.

In an effort to accelerate the improvement of our capital ratios and take advantage of current market conditions, we elected to sell and reinvest approximately $28,788,000 of investment securities in the first nine months of 2001, which resulted in $522,000 of security gains.

OTHER OPERATING EXPENSES

Total other operating expense, as detailed below, increased $1,170,000 or 49.6% during the third quarter of 2001 and $3,152,000 or 45.2% in the first nine months of 2001 when compared to the same period in 2000. This increased level of other operating expense is attributable to the acquisition that occurred during 2000, which increased our number of locations by four (after the consolidation of two banking offices, in February 2001). The increase in salaries and employee benefits a result of the acquisition; increased staff for our new branch in Wal-Mart, which opened in August 2000, and the filling of some corporate positions related to the growth strategies that we have implemented. The increase in occupancy and furniture and equipment expenses is also a direct result of the recent acquisition, along with the completion of the two new facilities. The increase in other expense is primarily the result of increased amortization expense associated with the acquisition along with normal operating expenses associated with additional locations.

The following tables reflect the breakdown of other operating expense and professional fees for the three months ended September 30, 2001 and 2000(dollars in thousands):
	Three months ended
	September 30,		Change
	2001	2000	Amount	%
Salaries and employee benefits	$ 1,678	$ 1,179	$ 499	42.3
Occupancy	241	132	109	82.6
Furniture and equipment	256	189	67	35.4
Professional fees	95	80	15	18.8
Amortization	254	27	227	840.7
Other	1,003	750	253	33.7
Total	$ 3,527	$ 2,357	$ 1,170	49.6
	Three months ended
	September 30,		Change
	2001	2000	Amount	%
Other professional fees	$ 64	$ 66	$ (2)	(3.0)
Legal fees	10	7	3	42.9
Examinations and audits	21	7	14	200.0
Total	$ 95	$ 80	$ 15	18.8

The following tables reflect the breakdown of other operating expense and professional fees for the nine months ended September 30, 2001 and 2000(dollars in thousands):
	Nine months ended
	September 30,		Change
	2001	2000	Amount	%
Salaries and employee benefits	$ 4,729	$ 3,365	$ 1,364	40.5
Occupancy	722	414	308	74.4
Furniture and equipment	716	549	167	30.4
Professional fees	345	337	8	2.4
Amortization	761	82	679	828.0
Other	2,852	2,226	626	28.1
Total	$ 10,125	$ 6,973	$ 3,152	45.2
	Nine months ended
	September 30,		Change
	2001	2000	Amount	%
Other professional fees	$ 250	$ 287	$ (37)	(12.9)
Legal fees	33	18	15	83.3
Examinations and audits	62	32	30	93.8
Total	$ 345	$ 337	$ 8	2.4

PROVISION FOR INCOME TAXES

The provision for income taxes was $147,000 for the third quarter of 2001 compared to $216,000 in the third quarter of 2000. For the nine-month period comparisons, the provision for income taxes was $504,000 in 2001 and $666,000 in 2000. The decrease was primarily a result of increased levels of tax-exempt income and recognition of tax credits as described below.

We have entered into two limited partnership agreements, to establish low-income housing projects in our market area. As a result of these agreements, we have recognized $68,000 during the first nine months of 2001 out of a total $911,000 from one project and expect to begin recognition of an additional $385,000 over ten years on the second project which is expected to be completed in the fourth quarter of 2001. A total of approximately $1,290,000 of tax credits is anticipated over a ten-year period.

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

Capital expenditures during the first nine months of 2001 were $1.7 million, $.2 million less than the same period in 2000. The large increase is primarily the result of the building projects in process (described below):

Major capital expenditures for 2001 were:

    The majority of the $1,683,000 of capital expenditures recognized this year, is attributable to the final completion of the new Mansfield office and operations facilities,

Some major capital expenditures for 2000 were:
    $156,000 upgrades for our computer system, and the majority of the additional 1.7 million attributable to the building projects discussed previously.

Our Company had sufficient resources to complete these projects from our normal operations and we believe that they will have a long-term positive effect on revenues, efficiency and the capacity for future growth.

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
	September 30,	December 31,
	2001	2000	1999	1998	1997
Non-performing loans:
Non-accruing loans	$ 952	$ 488	$ 421	$ 1,495	$ 1,169
Impaired loans	1,077	199	1,334	382	382
Accrual loans - 90 days or
more past due	31	39	78	15	170
Total non-performing loans	2,060	726	1,833	1,892	1,721
Foreclosed assets held for sale	312	508	573	529	238
Total non-performing assets	$ 2,372	$ 1,234	$ 2,406	$ 2,421	$ 1,959
Non-performing loans as a percent of loans
net of unearned income	0.81%	0.28%	0.79%	0.92%	0.90%
Non-performing assets as a percent of loans
net of unearned income	0.89%	0.47%	1.04%	1.18%	1.02%

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

We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure. A shock analysis at September 30, 2001, indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twenty-four months.

GENERAL

 The majority of assets and liabilities of a financial institution are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets and on non-interest expenses, which tend to rise during periods of general inflation. The recent action by the Federal Reserve of decreasing short-term interest rates will help ensure that the level of inflation remains at a relatively low level.
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

Item 4 - Submission of Matters to a Vote of Security Holders - None.

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

(99) - Independent accountant's review of financial statements for the period ended September 30, 2001.

(b) Reports on Form 8-K - Nothing to report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Citizens Financial Services, Inc.

(Registrant)

November 7, 2001 /s/ Richard E. Wilber

By: Richard E. Wilber

President

(Principal Executive Officer)

November 7, 2001 /s/ Randall E Black

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

(99) - Independent accountant's review of financial statements for the period ended September 30, 2001.