Form 10-K
period 2001-12-31
CITIZENS FINANCIAL SERVICES INC
filed 2002-03-12
CIK 739421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to___________________

Commission file number 0-13222

CITIZENS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in our charter)

PENNSYLVANIA                                                      23-226504

(State or other jurisdiction of                                        (I.R.S. Employer
 incorporation or organization)   Identification No.)

15 South Main Street, Mansfield, Pennsylvania 16933
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (570) 662-2121

Securities registered pursuant to section 12 (b) of the Act:

Title of each class                                  Name of each exchange on which registere
NOT APPLICABLE                              NOT APPLICABLE

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

The total market value of the voting stock of the Registrant held by non-affiliates (for this purpose, persons or entities other than executive officers, directors, or 5% or more stockholders) of the Registrant, as of February 15, 2002, is $38,027,747.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The number of shares outstanding of the Registrant's Common Stock, as of February 15, 2002, 2,799,420 shares of Common Stock, par value $1.00.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I, III and IV is incorporated by reference to Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 16, 2002.

Certain information required by Parts I, II and IV is incorporated by reference to Registrant's Annual Report to Stockholders for the Year Ended December 31, 2001.

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

On October 27, 2000, we purchased six branch offices of Sovereign Bank in Bradford County, Pennsylvania. In February 2001, we consolidated two of these six branches.

As of December 31, 2001, First Citizens employed 175 full time equivalent employees at our 15 banking facilities.

Our company's profitability does not depend upon a few customers. Losing the business of any one customer or group of customers would not cause a material impact on our business.

We are dependent geographically upon the economic conditions in north central Pennsylvania and the southern tier of New York. Additional information related to our business and the competition is detailed in the Management's Discussion and Analysis, which information is included at Exhibit 13, hereof and incorporated herein by reference.

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

[Page 2]
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

Our company is a legal entity, separate and distinct from First Citizens. Most of our company's revenues, including funds available for payment of dividends and for operating expenses, are provided by dividends from First Citizens. Certain limitations exist on the availability of First Citizen's undistributed net assets for the payment of dividends to our parent without prior approval of First Citizens regulatory authorities as further described in Footnote 11 of the 2001 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

[Page 3]

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

Risk-Based Capital Guidelines. The Federal Reserve, the FDIC and the Comptroller have issued certain risk-based capital guidelines, which supplement existing capital requirements and have been discussed in Footnote 11 of the 2001 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

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

The state of the financial services industry effects the business of our company. As a result of legal and industry changes, we believe that the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. We believe that such consolidations and mergers may enhance our competitive position as a community bank by creating the customer perception of poor service at large institutions.

EFFECT OF GOVERNMENT MONETARY POLICIES

The monetary and fiscal policies of the United States government and agencies greatly affect domestic economic conditions and the economic conditions in the United States affect the earnings of our company.

The monetary policies of the Federal Reserve Board have had and will likely continue to have, an important impact on the operating results of commercial banks through our power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve Board has a major effect upon the levels of bank loans, investments and deposits through our open market operations in United States securities and through our regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies (also see page 51 of Management's Discussion and Analysis of the 2001 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference).

Item 2-Properties

The headquarters of our company is located in Mansfield, Pennsylvania. The building contains the central offices of the company and First Citizens. Our bank also owns fifteen other banking facilities. All buildings are owned by First Citizens and are free of any liens or encumbrances.

[Page 4]

PROPERTIES                                                           Current Building (Renovation Date)

Main office:

15 South Main St.
Mansfield, PA 16933                                                      1971 (New building completed 2001)

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

102 Desmond St. Sayre, PA 18840 1963 (1989)

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

Operations Center
1163 South Main St.
Mansfield PA 16933                                               1999 (New addition completed 2001)

[Page 5]

The net book value for these properties, as of December 31, 2001, was $9,448,000. The properties are adequate to meet the needs of the employees and customers. We have equipped all of our facilities with current technological improvements for data and word processing.

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

We submitted no matters to a vote of security holders in the fourth quarter of 2001.

Part II

Item 5-Market for the Registrant's Common Stock and Related

Shareholder Matters

Our company's stock is not listed on any stock exchange, but it is listed on the National Association of Securities Dealers OTC Bulletin Board electronic system, under the trading symbol CZFS.

You can find our market and dividend information on pages 12, 30-31, and 54 of our company's 2001 Annual Report to the Stockholders, which is included at Exhibit 13, hereof and incorporated herein by reference.

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

[Page 6]

As of January 25, 2002, our company had approximately 1,544 stockholders of record.

Item 6-Selected Financial Data

You can find the discussion required by this item on page 30 of the 2001 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

Item 7-Management's Discussion and Analysis of Financial

Condition and Results of Operations

You can find information required by this item on pages 32 - 51 of the 2001 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

Item 7A-Quantitative and Qualitative Disclosures About Market Rate Risk

You can find information required by this item 7A on pages 49 - 51 of the 2001 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

Item 8-Financial Statements and Supplementary Data

You can find information required by this item on pages 4 - 30 of the 2001 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

Financial Statements:

Consolidated Balance Sheet as of December 31, 2001 and 2000
Consolidated Statement of Income for the Years Ended December 31, 2001, 2000 and 1999
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999
Consolidated Statement of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements
Report of Independent Certified Public Accountants
Item 9-Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure

None

Part III

Item 10-Directors and Executive Officers of the Registrant

You can find this information appearing in our Proxy Statement under the caption "Board of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" for the Annual Meeting of Stockholders to be held April 16, 2002, which sections are incorporated herein by reference.

Item 11-Executive Compensation

You can find this information appearing in our Proxy Statement under the caption "Executive Compensation", which section is incorporated herein by reference.

[Page 7]

Item 12-Security Ownership of Certain Beneficial Owners and

Management

You can find this information appearing in our Proxy Statement under the caption "Beneficial Ownership of the Corporation's Stock Owned by Principal Owners and Management," which section is incorporated herein by reference.

Item 13-Certain Relationships and Related Transactions

You can find this information appearing in our Proxy Statement under the caption "Certain Relationships and Related Transactions" which section is incorporated herein by reference.

Part IV

Item 14-Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(1)-Financial Statements. The following consolidated financial statements of Citizens Financial Services, Inc. and subsidiary are incorporated by reference to the 2001 Annual Report:

Consolidated Balance Sheet as of December 31, 2001 and 2000
Consolidated Statement of Income for the Years Ended December 31, 2001, 2000 and 1999
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999
Consolidated Statement of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements
Report of Independent Certified Public Accountants

(2)-Financial Statement Schedules.

Financial Statement Schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statement or in the notes thereto.

[Page 8]

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

(13) - The Annual Report to Stockholders for the year ended December 31, 2001.

                               (21) - Subsidiaries of Citizens Financial Services, Inc.

(b) Reports on Form 8-K.

     No Current Report on Form 8-K was filed by the Registrant during the fourth quarter of 2001.

(c) The exhibits required to be filed by this item are listed under Item 14(a)(3) above.

(d) Not applicable.

[Page 9]

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, there unto duly authorized.

Citizens Financial Services, Inc.

(Registrant)

/s/ Richard E. Wilber                                                                     /s/ Randall E. Black
By: Richard E. Wilber                                                                   By: Randall E. Black
President, Chief Executive Officer                                                  Assistant Treasurer
(Principal Executive Officer)                                                           (Principal Financial & Accounting Officer)

Date: March 5, 2002                                                                     Date:  March 5, 2002

[Page 10]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity                                                                    Date

/s/ Richard E. Wilber                                                                        March 5, 2002
Richard E. Wilber, President, Chief  Exeuctive Officer, Director
(Principal Executive Officer

/s/ Carol J. Tama                                                                            March 5, 2002
Carol J. Tama, Director

/s/ R. Lowell Coolidge                                                                     March 5, 2002
R. Lowell Coolidge, Director

/s/ Rudolph J. van der Hiel                                                               March 5, 2002
Rudolph J. van der Hiel, Director

/s/ John E. Novak                                                                            March 5, 2002
John E. Novak, Director

/s/ William D. VanEttan                                                                   March 5, 2002
William D. VanEttan, Director

/s/ Larry J. Croft                                                                             March 5, 2002
Larry J. Croft, Director

/s/ John M. Thomas, MD                                                                  March 5, 2002
John M. Thomas, MD, Director

/s/ Mark L. Dalton                                                                           March 5, 2002
Mark L. Dalton, Director

/s/ R. Joseph Landy                                                                         March 5, 2002
R. Joseph Landy, Director

/s/ Roger C. Graham                                                                       March 5, 2002
Roger C. Graham, Director

/s/ E. Gene Kosa                                                                            March 5, 2002
E. Gene Kosa, Director

/s/ Randall E. Black                                                                       March 5, 2002
Randall E. Black, Assistant Treasurer
(Principal Financial and Accounting Officer)

[Page 11]

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

(13)- Annual Report to Stockholders for the year ended December 31, 2001.

(21) - Subsidiaries of Citizens Financial Services, Inc.