Form 10-Q
period 2002-03-31
CITIZENS FINANCIAL SERVICES INC
filed 2002-05-09
CIK 739421

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

May 1, 2002, 2,799,420 shares of Common Stock, par value $1.00.

Citizens Financial Services, Inc.

Form 10-Q

INDEX

Page

Part I FINANCIAL INFORMATION (UNAUDITED)

Item 1-Financial Statements

Consolidated Balance Sheet as of March 31, 2002, and

December 31, 2001 1

Consolidated Statement of Income for the

Three Months Ended March 31, 2002 and 2001 2

Consolidated Statement of Comprehensive Income for the

Three Months Ended March 31, 2002 and 2001 3

Consolidated Statement of Cash Flows for the Three Months Ended

March 31, 2002 and 2001 4

Notes to Consolidated Financial Statements 5

Item 2-Management's Discussion and Analysis of Financial Condition

and Results of Operations 6-17

Item 3-Quantitative and Qualitative Disclosure About Market Risk 18

Part II OTHER INFORMATION

Item 1-Legal Proceedings 19

Item 2-Changes in Securities and Use of Proceeds 19

Item 3-Defaults upon Senior Securities 19

Item 4-Submission of Matters to a Vote of Security Holders 19

Item 5-Other Information 19

Item 6-Exhibits and Reports on Form 8-K 20

SIGNATURES 21

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31	December 31
(in thousands)	2002	2001
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 8,770	$ 11,413
Interest-bearing	1,618	67
Total cash and cash equivalents	10,388	11,480

Available-for-sale securities	105,495	113,604

Loans (net of allowance for loan losses $3,335,000 and $3,250,000)	275,788	268,464

Foreclosed assets held for sale	415	408
Premises and equipment	11,748	11,768
Accrued interest receivable	2,012	1,986
Intangible assets, net	8,521	8,775
Other assets	4,959	4,625

TOTAL ASSETS	$ 419,326	$ 421,110

LIABILITIES:
Deposits:
Noninterest-bearing	$ 36,039	$ 37,361
Interest-bearing	328,641	333,113
Total deposits	364,680	370,474
Borrowed funds	16,908	13,311
Accrued interest payable	1,794	2,285
Other liabilities	2,075	1,651
TOTAL LIABILITIES	385,457	387,721
STOCKHOLDERS' EQUITY:
Common Stock
$1.00 par value; authorized 10,000,000 shares;
issued 2,854,582 shares	2,855	2,855
Additional paid-in capital	9,017	9,017
Retained earnings	22,066	21,253
TOTAL	33,938	33,125
Accumulated other comprehensive income	880	1,213
Less: Treasury Stock, at cost
55,162 shares	(949)	(949)
TOTAL STOCKHOLDERS' EQUITY	33,869	33,389
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 419,326	$ 421,110

The accompanying notes are an integral part of these unaudited financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended
	March 31,
(in thousands, except per share data)	2002	2001
INTEREST INCOME:
Interest and fees on loans	$ 5,296	$ 5,512
Interest-bearing deposits with banks	6	147
Investment securities:
Taxable	1,280	1,138
Nontaxable	185	221
Dividends	100	146
TOTAL INTEREST INCOME	6,867	7,164
INTEREST EXPENSE:
Deposits	2,627	3,694
Borrowed funds	96	121
TOTAL INTEREST EXPENSE	2,723	3,815
NET INTEREST INCOME	4,144	3,349
Provision for loan losses	120	75
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,024	3,274
NON-INTEREST INCOME:
Service charges	736	562
Trust	134	157
Other	331	101
Realized securities gains, net	30	30
TOTAL NON-INTEREST INCOME	1,231	850
NON-INTEREST EXPENSES:
Salaries and employee benefits	1,714	1,480
Occupancy	251	239
Furniture and equipment	230	218
Professional fees	156	99
Amortization of intangible assets	254	254
Other	994	906
TOTAL NON-INTEREST EXPENSES	3,599	3,196
Income before provision for income taxes	1,656	928
Provision for income taxes	381	137
NET INCOME	$ 1,275	$ 791

OPERATING CASH EARNINGS**	$ 1,443	$ 959

Earnings Per Share	$ 0.46	$ 0.28
Operating Cash Earnings Per Share**	$ 0.52	$ 0.34
Cash Dividend Declared	$ 0.165	$ 0.155

**Operating cash earnings are net income before amortization of intangible assets and merger and acquisition costs, net of tax.

Weighted average number of shares outstanding	2,799,420	2,799,420

The accompanying notes are an integral part of these unaudited financial statements.
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended
	March 31
(in thousands)		2002		2001
Net income		$ 1,275		$ 791
Other comprehensive income:
Unrealized gains (losses) on available for sale securities	(475)		1,229
Less: Reclassification adjustment for gain included in net income	(30)	(505)	(30)	1,199
Other comprehensive income (loss) before tax		(505)		1,199
Income tax related to other comprehensive income (loss)		(172)		407
Other comprehensive income (loss), net of tax		(333)		792
Comprehensive income		$ 942		$ 1,583

The accompanying notes are an integral part of these unaudited financial statements

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Three Months Ended
	March 31,
(in thousands)	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,275	$ 791
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	120	75
Depreciation	262	212
Amortization of intangible assets	254	254
Amortization and accretion of investment securities	114	28
Deferred income taxes	(53)	(95)
Realized gains on securities	(30)	(30)
Realized gains on loans sold	(35)	(1)
Losses on sales or disposals of premises and equipment	-	8
Originations of loans held for sale	(2,979)	(53)
Proceeds from sales of loans held for sale	3,015	54
Gain on sale of foreclosed assets held for sale	(12)	(8)
Decrease (increase) in accrued interest receivable	(26)	64
Decrease (increase) in other assets and intangibles	(111)	54
Decrease in accrued interest payable	(491)	(538)
Increase in other liabilities	424	285
Net cash provided by operating activities	1,727	1,100
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	4,807	8,786
Proceeds from maturity and principal repayments of securities	7,579	1,616
Purchase of securities	(4,867)	(10,089)
Net (increase) decrease in loans	(7,528)	1,851
Acquisition of premises and equipment	(241)	(747)
Proceeds from sale of premises and equipment	-	11
Proceeds from sale of foreclosed assets held for sale	89	42
Net cash provided by (used in) investing activities	(161)	1,470
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(5,794)	(6,238)
Proceeds from long-term borrowings	448	170
Repayments of long-term borrowings	(310)	(592)
Net increase in short-term borrowed funds	3,460	1,322
Dividends paid	(462)	(430)
Net cash used in financing activities	(2,658)	(5,768)
Net decrease in cash and cash equivalents	(1,092)	(3,198)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,480	27,618
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 10,388	$ 24,420

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 3,214	$ 4,353
Income taxes paid	$ 20	$ -
The accompanying notes are an integral part of these unaudited financial statements.

CITIZENS FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Basis of Presentation

Citizens Financial Service, Inc., (individually and collectively, the "Company") is a Pennsylvania corporation organized as the holding company of its wholly owned subsidiary, First Citizens National Bank (the "Bank"), and its subsidiary, First Citizens Insurance Agency, Inc. Our Company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary's financial conditions and results of operations. All material inter-company balances and transactions have been eliminated in consolidation.

The accompanying interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2002, and the results of operations for the interim periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2 - Earnings per Share

Earnings per share calculations give retroactive effect to stock dividends declared by the Company. The number of shares used in the earnings per share and dividends per share calculation was 2,799,420 for 2002 and 2001.

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily the result of tax-exempt income earned from state and municipal securities and loans and investment in tax credits.

NOTE 4 - Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The new statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement.  However, the new statement did not amend FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which requires recognition and amortization of unidentified intangible assets relating to the acquisition of financial institutions or branches thereof.  The FASB has undertaken a limited scope project to reconsider the provisions of FAS No. 72 specifically to determine whether to require banks to continue amortization of the goodwill portion of the intangible assets.  Although no final conclusion has been reached, management anticipates that it will no have a material effect on the Company's financial position or results of operations.

In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount.  The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations.  The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the Company's financial statements.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

Forward-looking statements may prove inaccurate. We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of Citizens Financial Services, Inc., First Citizens National Bank, First Citizens Insurance Agency, Inc. or the combined company. When we use such words as "believes," "expects," "anticipates," or similar expressions, we are making forward-looking statements. For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements:
    Interest rates could change more rapidly or more significantly than we expect.
    The economy could change significantly in an unexpected way, which would cause the demand for new loans and the ability of borrowers to repay outstanding loans to change in ways that our models do not anticipate.
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
    We may become subject to new legal obligations or the resolution of litigation may have a negative effect on our financial condition.
    We may become subject to new and unanticipated accounting, tax, or regulatory practices or requirements.
INTRODUCTION

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Citizens Financial Service, Inc., a bank holding company and its subsidiary (the Company). Our Company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary's (First Citizens National Bank) financial conditions and results of operations. Management's discussion and analysis should be read in conjunction with the preceding March 31, 2002 financial information. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results you may expect for the full year.

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

Readers should carefully review the risk factors described in other documents our Company files, from time to time, with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 2001, filed by our Company and any Current Reports on Form 8-K filed by our Company.

We face strong competition in the communities we serve from other commercial banks, savings banks, and savings and loan associations, some of which are substantially larger institutions than our subsidiary. In addition, insurance companies, investment-counseling firms, and other business firms and individuals offer personal and corporate trust services. We also compete with credit unions, issuers of money market funds, securities brokerage firms, consumer finance companies and mortgage brokers. These entities are strong competitors for virtually all types of financial services.

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

TRUST AND INVESTMENT SERVICES

Our Trust Department services range from professional estate settlement services through management of complex trust accounts to investment management and custody of securities. Our expanded Employee Benefits Department manages retirement accounts for many area companies and individuals. We also manage many individual IRAs, both rollover and contributory.

The Trust Department offers full service brokerage services in selected locations throughout the Bank's market area and appointments can be made in any First Citizens National Bank branch.

Effective October 2001, the Bank began offering annuities and life insurance through our new insurance subsidiary, First Citizens Insurance Agency, Inc. We will add long term care insurance and other consumer insurance products in 2002.

FINANCIAL CONDITION

Total assets (shown in the Consolidated Balance Sheet) have declined .4% since year-end 2001 to $419.3 million. Total loans increased 2.7% to $279.1 million and investment securities decreased 7.1% to $105.5 million since year-end 2001. Total deposits decreased 1.6% to $364.7 million since year-end 2001. Explanations of variances will be described within the following appropriate sections.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $10,388,000 at March 31, 2002 compared to $11,480,000 on December 31, 2001.

We believe the liquidity needs of the Company, are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

INVESTMENTS

Our investment portfolio decreased by $8,109,000 or 7.1% from December 31, 2001 to March 31, 2002. We were able to decrease our investments primarily as the result of net new loan funding requirements of $7,409,000 during the first quarter of 2002. During the current quarter, we sold approximately $3,149,000 of Municipal Bonds along with $1,658,000 of U.S. Government Agency Mortgage-backed securities. Proceeds from the fore mentioned sales were re-invested in Agency Mortgage-backed securities.

Management monitors the earnings performance and the effectiveness of the liquidity of the investment portfolio on a regular basis. Through active balance sheet management and analysis of the securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

LOANS

The Company's loan demand increased significantly during the first three months of 2002. We anticipate loan demand will continue during the remainder of 2002 as a result of re-financings that will be taking place due to the current lower interest rate environment and our continued efforts to grow the new offices that we acquired from the acquisition. The Company's lending is focused in the north central Pennsylvania market and the southern tier of New York. The composition of our loan portfolio consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally owned small businesses. New loans are generated primarily from direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants and existing customers.

As shown in the following tables (dollars in thousands), the change in net loans increased by $7,324,000 or 2.7% for the period compared to December 31, 2001. Residential mortgage lending is a principal business activity and one our Company expects to continue by providing a full complement of competitively priced conforming, nonconforming and home equity mortgages.

	March 31,		December 31,
	2002		2001
	Amount	%	Amount	%
Real estate:
Residential	$ 168,006	60.2	$ 163,658	60.2
Commercial	43,871	15.7	43,174	15.9
Agricultural	11,070	4.0	12,169	4.5
Loans to individuals
for household, family and other purchases	13,564	4.8	14,694	5.4
Commercial and other loans	15,928	5.7	15,099	5.6
State & political subdivision loans	26,684	9.6	22,920	8.4
Total loans	279,123	100.0	271,714	100.0
Less allowance for loan losses	3,335		3,250
Net loans	$ 275,788		$ 268,464

	March 31, 2002/
	December 31, 2001
	Change
	Amount	%
Real estate:
Residential	$ 4,348	2.7
Commercial	697	1.6
Agricultural	(1,099)	(9.0)
Loans to individuals
for household, family and other purchases	(1,130)	(7.7)
Commercial and other loans	829	5.5
State & political subdivision loans	3,764	16.4
Total loans	$ 7,409	2.7

During the current period State & political subdivision loans increased 16.4% or $3,764,000 when compared to December 31, 2001. The result of this increase is primarily due to our increased effort to grow the loan portfolio.

The reduction of interest rates during 2001 continue to have a positive impact on loan originations through the first quarter of 2002. We expect that loan growth will continue for the rest of the year.

Our focus on commercial lending continues to be expanded over the past several years with the establishment of a core group of commercial lenders to handle a higher volume of small business loans.

ALLOWANCE FOR LOAN LOSSES

As shown in the following table (dollars in thousands), the Allowance for Loan Losses as a percentage of loans remained stable at 1.20%, at December 31, 2001 and March 31, 2002. The dollar amount of the reserve increased $85,000, since year-end 2001. The increase is a result of the provision of $120,000 expensed during the three months less net charge-offs. Gross charge-offs for the first three months of 2002 were $45,000, while recoveries were $10,000.

	March 31,	December 31,
	2002	2001	2000	1999	1998
Balance, at beginning of period	$ 3,250	$ 2,777	$ 2,270	$ 2,292	$ 2,138
Provision charged to income	120	445	610	475	218
Recoveries on loans previously
charged against the allowance	10	175	55	54	48
	3,380	3,397	2,935	2,821	2,404
Loans charged against the allowance	(45)	(147)	(158)	(551)	(112)
Balance, at end of year	$ 3,335	$ 3,250	$ 2,777	$ 2,270	$ 2,292

Allowance for loan losses as a percent
of total loans	1.20%	1.20%	1.06%	0.98%	1.11%

The adequacy of the allowance for loan losses is subject to a formal analysis by management of the Company. Management deems the allowance to be adequate to absorb probable losses in the portfolio, as of March 31, 2002. The Company has disclosed in its annual report on Form 10-K the process and methodology supporting the loan loss provision.

DEPOSITS

Traditional deposits continue to be the most significant source of funds for the Company. As shown in the following tables (dollars in thousands), deposits decreased $5,794,000 or 1.6%, since December 31, 2001. As of March 31, 2002, NOW accounts decreased by $1,580,000, while Money market funds decreased by $4,235,000, as state & political customers moved money out of the bank into other financial alternatives.

	March 31,		December 31,
	2002		2001
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 36,039	9.9	$ 37,361	10.1
NOW accounts	49,679	13.6	51,259	13.8
Savings deposits	33,611	9.2	32,112	8.7
Money market deposit accounts	46,223	12.7	50,458	13.6
Certificates of deposit	199,128	54.6	199,284	53.8
Total	$ 364,680	100.0	$ 370,474	100.0

	March 31, 2002/
	December 31, 2001
	Change
	Amount	%
Non-interest-bearing deposits	$ (1,322)	(3.5)
NOW accounts	(1,580)	(3.1)
Savings deposits	1,499	4.7
Money market deposit accounts	(4,235)	(8.4)
Certificates of deposit	(156)	(0.1)
Total	$ (5,794)	(1.6)

BORROWED FUNDS

Borrowed funds increased $3,597,000 during the first three months of 2002. The increase occurred primarily within our sweep repurchase agreements with one customer having a $5,000,000 increase from December 31, 2001 when compared to March 31, 2002. The Company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home Loan Bank.

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

Total Stockholders' Equity was $33,869,000, at March 31, 2002 compared to $33,389,000, at December 31, 2001, an increase of $480,000 or 1.4%. In the first three months, the Company earned $1,275,000 and declared dividends of $462,000, a dividend payout ratio of 36.2% of net income.

All of the Company's investment securities are classified as available-for-sale making this portion of the Company's balance sheet more sensitive to the changing market value of investments. Short-term interest rates in the first three months of 2002 have remained consistent since the end of 2001. This situation has caused a decrease in the accumulated other comprehensive income which is included in stockholders' equity of $333,000 since December 31, 2001.

On July 30, 1999, our Company began a plan to purchase, in open market or privately negotiated transactions, up to 135,000 shares of its outstanding common stock. This stock repurchase program was suspended, in April 2000, because of the acquisition. However, a total of 55,162 shares were repurchased at a cost of approximately $1 million as of March 31, 2002.

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

	March 31,		December 31,
	2002		2001
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$ 27,835	11.00%	$ 26,761	10.72%
For capital adequacy purposes	20,245	8.00%	19,978	8.00%
To be well capitalized	25,306	10.00%	24,972	10.00%

Tier I capital (to risk-weighted assets)
Company	$ 24,464	9.67%	$ 23,398	9.37%
For capital adequacy purposes	10,122	4.00%	9,989	4.00%
To be well capitalized	15,183	6.00%	14,983	6.00%

Tier I capital (to average assets)
Company	$ 24,464	6.01%	$ 23,398	5.68%
For capital adequacy purposes	16,283	4.00%	16,480	4.00%
To be well capitalized	20,354	5.00%	20,600	5.00%

On April 4, 2001, our Company filed a Registration Statement on Form S-3 establishing a Dividend Re-Investment Plan (DRIP), which was effective for the second quarter dividend in 2001.

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Company had net income of $1,275,000, for the first three months of 2002. Earnings per share, for the respective period was $0.46. Net income was $791,000, for the first three months of 2001, which equates to earnings per share of $0.28. The return on assets and the return on equity, for the three months of 2002, were 1.23% and 15.64%. Details of the reasons for this change are discussed on the following pages.

Operating cash earnings (net income before amortization of intangible assets and merger and acquisition costs, net of tax) for the three month period ending March 31, 2002, was $1,443,000, an increase of $484,000 or 50.5%, from the $959,000 for the 2001 related period. Operating cash earnings per share was $0.52, during the first three months of 2002, compared with $0.34, during the comparable 2001 period.

NET INTEREST INCOME

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income, for the first three months of 2002, after provision for loan losses, was $4,024,000, an increase of $750,000, compared to an increase of $472,000, at March 31, 2001. The Bank experienced an increase in average earning assets since March 31, 2001 of 3.5%, which came primarily from our continued efforts to grow the new offices.

The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders' equity, the related rates, net interest income and rate "spread" created:

	March 31, 2002			March 31, 2001			March 31, 2000
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	1,482	6	1.64%	10,795	147	5.52%	796	10	5.11%
Total short-term investments	1,482	6	1.64%	10,795	147	5.52%	796	10	5.11%
Investment securities:
Taxable	92,701	1,404	6.06%	78,861	1,315	6.67%	72,990	1,144	6.27%
Tax-exempt (3)	16,264	280	6.89%	19,558	335	6.85%	20,634	353	6.84%
Total investment securities	108,965	1,684	6.18%	98,419	1,650	6.71%	93,624	1,497	6.40%
Loans:
Residential mortgage loans	166,371	3,266	7.96%	156,372	3,274	8.49%	143,415	2,997	8.50%
Commercial and farm loans	70,731	1,416	8.12%	69,129	1,540	9.03%	57,294	1,292	9.17%
Loans to state and political subdivisions	24,520	420	6.95%	23,465	473	8.18%	18,492	380	8.36%
Other loans	13,719	334	9.87%	14,559	385	10.72%	15,355	340	9.00%
Loans, net of discount (2)(3)(4)	275,341	5,436	8.01%	263,525	5,672	8.73%	234,556	5,009	8.68%
Total interest-earning assets	385,788	7,126	7.49%	372,739	7,469	8.13%	328,976	6,516	8.05%
Cash and due from banks	8,989			10,558			6,844
Bank premises and equipment	11,818			10,942			5,927
Other assets	9,004			11,021			1,092
Total non-interest bearing assets	29,811			32,521			13,863
Total assets	415,599			405,260			342,839
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	50,294	74	0.60%	47,147	189	1.63%	35,668	163	1.86%
Savings accounts	32,747	43	0.53%	31,763	108	1.38%	26,607	108	1.65%
Money market accounts	48,596	212	1.77%	50,015	563	4.57%	36,147	433	4.87%
Sub-total	131,637	329	1.01%	128,925	860	2.71%	98,422	704	2.91%
Certificates of deposit	199,697	2,298	4.67%	197,043	2,834	5.83%	160,983	2,229	5.63%
Total interest-bearing deposits	331,334	2,627	3.22%	325,968	3,694	4.60%	259,405	2,933	4.60%
Other borrowed funds	13,458	96	2.89%	11,091	121	4.42%	27,695	409	6.01%
Total interest-bearing liabilities	344,792	2,723	3.20%	337,059	3,815	4.59%	287,100	3,342	4.73%
Demand deposits	35,901			35,008			22,993
Other liabilities	2,291			2,876			3,721
Total non-interest-bearing liabilities	38,192			37,884			26,714
Stockholders' equity	32,615			30,317			29,025
Total liabilities & stockholders' equity	415,599			405,260			342,839
Net interest income		4,403			3,654			3,174

Net interest spread (5)			4.29%			3.54%			3.32%
Net interest income as a percentage
of average interest-earning assets			4.63%			3.98%			3.92%
Ratio of interest-earning assets
to interest-bearing liabilities			1.12			1.11			1.15

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

We continue to experience an increasing interest margin percentage during the first three months of 2002, compared to the narrowing margin that we have experienced in the last few years. When the flat yield curve became inverted in 2000, interest rates began to rise resulting in our higher volume of short-term liabilities re-pricing faster than our short-term assets. Currently the yield curve is extremely steep beyond 3 months. Most of the Company's investments, loans, deposits and borrowings are priced or re-priced along the three month to five-year portion of the yield curve and a more normal yield curve should enable us to maintain our current favorable net interest margin. We continue to review various pricing and investment strategies to enhance deposit growth while maintaining or expanding the current interest margin.
The following table shows the effect of changes in volume and rate on interest income and expense. Tax-exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory federal income tax rate of 34%, for the three month period ended March 31 (dollars in thousands):
	2002 vs. 2001 (1)			2001 vs. 2000 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	In Rate	Change	Volume	In Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ (78)	$ (63)	$ (141)	$ 136	$ 1	$ 137
Investment securities:
Taxable	185	(96)	89	94	77	171
Tax-exempt	(56)	1	(55)	(18)	-	(18)
Total investment securities	129	(95)	34	76	77	153
Loans:
Residential mortgage loans	209	(217)	(8)	271	6	277
Commercial and farm loans	37	(161)	(124)	263	(15)	248
Loans to state and political subdivisions	23	(76)	(53)	100	(7)	93
Other loans	(22)	(29)	(51)	(16)	61	45
Total loans, net of discount	247	(483)	(236)	618	45	663
Total Interest Income	298	(641)	(343)	830	123	953
Interest Expense:
Interest-bearing deposits:
NOW accounts	13	(128)	(115)	42	(16)	26
Savings accounts	4	(69)	(65)	21	(21)	-
Money Market accounts	(16)	(335)	(351)	154	(24)	130
Certificates of deposit	39	(575)	(536)	516	89	605
Total interest-bearing deposits	40	(1,107)	(1,067)	733	28	761
Other borrowed funds	40	(65)	(25)	(201)	(87)	(288)
Total interest expense	80	(1,172)	(1,092)	532	(59)	473
Net interest income	$ 218	$ 531	$ 749	$ 298	$ 182	$ 480
(1) The change in interest due to both rate and volume has been allocated to the volume and rate in proportion to the absolute dollar amounts of each change.

As can be seen from the preceding tables, tax equivalent net interest income rose from $3,174,000, in 2000, to $3,654,000, in 2001, and increased to $4,403,000, in 2002. In the period ending March 31, 2002, net interest income increased $749,000, while overall spread increased from 3.54% to 4.29%. The increased volume of interest-earning assets generated an increase in interest income of $298,000 while increased volume of interest-bearing liabilities produced $80,000 of interest expense. The change in volume resulted in an increase of $218,000 in net interest income. The net change in rate was a positive $531,000, resulting in a total positive net change of $749,000, when combined with change in volume. The yield on interest-earning assets decreased 64 basis points from 8.13% to 7.49% and the average interest rate on interest-bearing liabilities decreased 139 basis points, from 4.59% to 3.20%, because of the previously described changes to the yield curve.
Provision For Loan Losses

The provision for loan losses was $120,000 for the three-month period, ended March 31, 2002, compared to $75,000, for the same period in 2001.

This provision was appropriate given management's quarterly review of the allowance for loan losses that is based on the following information: migration analysis of delinquent and non-accrual loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative adjustments and peer comparisons.

NON-INTEREST INCOME

Non-interest income, as detailed below, increased $381,000 or 44.8%, for the first three months of 2002, when compared to the same period in 2001. Service charge income continues to be the primary source of growth in non-interest income. For the first three months, account service charges totaled $736,000 up $174,000 or 31.0% over last year. These increases in fee income were mainly the result of the checking account acquisition strategy we put into place in the latter half of 2001, along with improved internal efficiencies. The trust income decreased for the three-month period as the result of large estate fees in the 2001 period. Other income increased $230,000 for the first three months of 2002, when compared to the same period in 2001. This increase is due to $67,000 from our insurance agency along with a $60,000 increase in Master card/Visa and loan insurance commissions, a $48,000 insurance claim on one of our corporate buildings and $54,000 related to loans sold on the secondary market.

The following table shows the breakdown of non-interest income for the three months ended March 31, 2002 and 2001(dollars in thousands):

	Three months ended
	March 31,		Change
	2002	2001	Amount	%
Service charges	$ 736	$ 562	$ 174	31.0
Trust	134	157	(23)	(14.6)
Other	331	101	230	227.7
Realized securities gains, net	30	30	-	-
Total	$ 1,231	$ 850	$ 381	44.8

We continue to evaluate means of increasing non-interest income. Our approach is to apply service charges on business transaction accounts by charging fees on transaction activity (reduced by earnings credit based on customers' balances) to more equitably recover costs. We expect to continue this analysis for our other products.

NON-INTEREST EXPENSES

Total non-interest expense, as detailed below, increased $403,000 or 12.6%, for the first three months of 2002, when compared to the same period in 2001. The increase in salaries and employee benefits is a result of the filling of some corporate positions related to the growth strategies that we have implemented, along with annual salary increases and adjustments. The increase in other expense is primarily the result of increased foreclosure expense of $32,000 and abnormally high operational charge-offs of $26,000 associated with a fraud scam that hit our market place.

The following tables reflect the breakdown of non-interest expense and professional fees as of March 31, 2002 and 2001(dollars in thousands):

	Three months ended
	March 31,		Change
	2002	2001	Amount	%
Salaries and employee benefits	$ 1,714	$ 1,480	$ 234	15.8
Occupancy	251	239	12	5.0
Furniture and equipment	230	218	12	5.5
Professional fees	156	99	57	57.6
Amortization	254	254	-	-
Other	994	906	88	9.7
Total	$ 3,599	$ 3,196	$ 403	12.6

	Three months ended
	March 31,		Change
	2002	2001	Amount	%
Other professional fees	$ 128	$ 72	$ 56	77.8
Legal fees	6	9	(3)	(33.3)
Examinations and audits	22	18	4	22.2
Total	$ 156	$ 99	$ 57	57.6

The professional fees increase in 2002 reflects management's efforts to implement strategic income initiatives where we share a portion of the revenue over a stated time period.

PROVISION FOR INCOME TAXES

The provision for income taxes was $381,000 for the three-month period ended March 31, 2002 compared to $137,000, for the same period in 2001. The increase was primarily a result of increased taxable income.

We have entered into two limited partnership agreements to establish low-income housing projects in our market area. As a result of these agreements, we have recognized $123,000 out of a total $911,000 from one project and expect to begin recognition of an additional $385,000 over ten years on the second project, which was completed in November 2001. A total of approximately $1,290,000 of tax credits is anticipated over a ten-year period.

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

Capital expenditures during the first three months of 2002 were $241,000, $506,000 less than the same period in 2001. The large decrease is primarily the result of the building projects completed during 2001 (described below):

Major capital expenditures for 2002 were:

    The majority of the $241,000 of capital expenditures was attributable to the roof on the operations facilities and the final implementation of our new image system,
Some major capital expenditures for 2001 were:
    The majority of the $747,000 of capital expenditures was attributable to the new Mansfield office and operations facilities,
Our Company achieves additional liquidity primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA, and investments that mature in less than one year. The Company also has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $153 million as an additional source of liquidity.

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

	March 31,	December 31,
	2002	2001	2000	1999	1998
Non-performing loans:
Non-accruing loans	$ 868	$ 985	$ 488	$ 421	$ 1,495
Impaired loans	1,094	1,077	199	1,334	382
Accrual loans - 90 days or
more past due	59	111	39	78	15
Total non-performing loans	2,021	2,173	726	1,833	1,892
Foreclosed assets held for sale	415	408	508	573	529
Total non-performing assets	$ 2,436	$ 2,581	$ 1,234	$ 2,406	$ 2,421
Non-performing loans as a percent of loans
net of unearned income	0.72%	0.80%	0.28%	0.79%	0.92%
Non-performing assets as a percent of loans
net of unearned income	0.87%	0.95%	0.47%	1.04%	1.18%

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

Currently, our Company has equity securities that represent only 5.3% of our investment portfolio and, therefore, equity risk is not significant.

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

We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure. A shock analysis at March 31, 2002, indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twenty-four months.

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

No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 2001.

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

Item 2 - Changes in Securities and use of Proceeds - Note applicable.

Item 3 - Defaults Upon Senior Securities - Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

Citizens Financial Services held its Annual Meeting of Shareholders on April 16, 2002, for the purpose of electing three directors and to transact such other business as would properly come before the meeting. Results of shareholder voting on these individuals were as follows:
    Election of Class 1 Directors whose term will expire in 2005
                                                                                                                                                                    For                        Withhold Authority

              Carol J. Tama                                                                                                                             2,265,871                36,290

R. Lowell Coolidge                                                                                                                   2,265,871                 36,290

Richard E. Wilber                                                                                                                     2,259,311                 42,850

John M. Thomas, M.D.                                                                                                           2,258,793                 43,368

Larry J. Croft                                                                                                                             2,265,871                 36,290

 The total shares voted at the annual meeting were 2,302,160.

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

(99) - Independent accountant's review of financial statements for the period ended March 31, 2002.

 (b) Reports on Form 8-K - Earnings release entitled "Financial Results for the First Quarter 2002" filed April 16, 2002.   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Citizens Financial Services, Inc.

(Registrant)

May 9, 2002 /s/ Richard E. Wilber

By: Richard E. Wilber

President

(Principal Executive Officer)

May 9, 2002 /s/ Randall E. Black

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

(99) - Independent accountant's review of financial statements for the period ended March 31, 2002.