Form 10-Q
period 2002-06-30
CITIZENS FINANCIAL SERVICES INC
filed 2002-08-08
CIK 739421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

August 1, 2002, 2,826,908 shares of Common Stock, par value $1.00.

Citizens Financial Services, Inc.

Form 10-Q

INDEX

Page

Part I FINANCIAL INFORMATION (UNAUDITED)

Item 1-Financial Statements

Consolidated Balance Sheet as of June 30, 2002, and

December 31, 2001                                                                                        1

Consolidated Statement of Income for the

Three Months and Six Months Ended June 30, 2002 and 2001                                                                                        2

Consolidated Statement of Comprehensive Income for the

Three Months and Six Months Ended June 30, 2002 and 2001                                                                                        3

Consolidated Statement of Cash Flows for the Six Months Ended

June 30, 2002 and 2001                                                                                        4

Notes to Consolidated Financial Statements                                                                                 5-6

Item 2-Management's Discussion and Analysis of Financial Condition

and Results of Operations                                                                                 7-19

Item 3-Quantitative and Qualitative Disclosure About Market Risk                                                                                        20

Part II OTHER INFORMATION

Item 1-Legal Proceedings                                                                                 21

Item 2-Changes in Securities and Use of Proceeds                                                                                    21

Item 3-Defaults upon Senior Securities                                                                                  21

Item 4-Submission of Matters to a Vote of Security Holders                                                                                     21

Item 5-Other Information                                                                                 21

Item 6-Exhibits and Reports on Form 8-K                                                                                         22

SIGNATURES                                                                                  23

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30	December 31
(in thousands)	2002	2001
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 10,349	$ 11,413
Interest-bearing	5,797	67
Total cash and cash equivalents	16,146	11,480

Available-for-sale securities	105,839	113,604

Loans (net of allowance for loan losses $3,409 and $3,250)	281,766	268,464

Foreclosed assets held for sale	254	408
Premises and equipment	11,597	11,768
Accrued interest receivable	2,019	1,986
Intangible assets, net	8,279	8,775
Other assets	4,736	4,625

TOTAL ASSETS	$ 430,636	$ 421,110

LIABILITIES:
Deposits:
Noninterest-bearing	$ 40,473	$ 37,361
Interest-bearing	336,995	333,113
Total deposits	377,468	370,474
Borrowed funds	13,872	13,311
Accrued interest payable	1,765	2,285
Other liabilities	1,818	1,651
TOTAL LIABILITIES	394,923	387,721
STOCKHOLDERS' EQUITY:
Common Stock
$1.00 par value; authorized 10,000,000 shares;
issued 2,854,582 shares	2,855	2,855
Additional paid-in capital	9,017	9,017
Retained earnings	22,921	21,253
TOTAL	34,793	33,125
Accumulated other comprehensive income	1,869	1,213
Less: Treasury Stock, at cost
55,162 shares	(949)	(949)
TOTAL STOCKHOLDERS' EQUITY	35,713	33,389
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 430,636	$ 421,110

The accompanying notes are an integral part of these unaudited financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2002	2001	2002	2001
INTEREST INCOME:
Interest and fees on loans	$ 5,314	$ 5,579	$ 10,610	$ 11,091
Interest-bearing deposits with banks	25	196	31	343
Investment securities:
Taxable	1,226	1,200	2,506	2,338
Nontaxable	167	211	352	432
Dividends	93	130	193	276
TOTAL INTEREST INCOME	6,825	7,316	13,692	14,480
INTEREST EXPENSE:
Deposits	2,537	3,608	5,164	7,302
Borrowed funds	95	137	191	258
TOTAL INTEREST EXPENSE	2,632	3,745	5,355	7,560
NET INTEREST INCOME	4,193	3,571	8,337	6,920
Provision for loan losses	90	120	210	195
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,103	3,451	8,127	6,725
NON-INTEREST INCOME:
Service charges	776	575	1,512	1,138
Trust	148	123	282	280
Other	230	170	561	271
Realized securities gains (losses), net	186	353	216	383
TOTAL NON-INTEREST INCOME	1,340	1,221	2,571	2,072
NON-INTEREST EXPENSES:
Salaries and employee benefits	1,808	1,571	3,521	3,051
Occupancy	254	243	505	481
Furniture and equipment	242	242	472	460
Professional fees	134	150	290	249
Amortization of intangible assets	242	254	496	508
Other	1,041	956	2,036	1,863
TOTAL NON-INTEREST EXPENSES	3,721	3,416	7,320	6,612
Income before provision for income taxes	1,722	1,256	3,378	2,185
Provision for income taxes	391	219	772	357
NET INCOME	$ 1,331	$ 1,037	$ 2,606	$ 1,828

OPERATING CASH EARNINGS**	$ 1,491	$ 1,204	$ 2,934	$ 2,163

Earnings Per Share	$ 0.48	$ 0.37	$ 0.93	$ 0.65
Operating Cash Earnings Per Share**	$ 0.53	$ 0.43	$ 1.05	$ 0.77
Cash Dividend Declared	$ 0.170	$ 0.160	$ 0.335	$ 0.315

**Operating cash earnings are net income before amortization of intangible assets, net of tax.

Weighted average number of shares outstanding	2,799,420	2,799,420	2,799,420	2,799,420

The accompanying notes are an integral part of these unaudited financial statements.
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Six Months Ended
	June 30				June 30
(in thousands)		2002		2001		2002		2001
Net income		$ 1,331		$ 1,037		$ 2,606		$ 1,828
Other comprehensive income:
Unrealized gains (losses) on available for sale securities	(319)		(259)		1,210		970
Less: Reclassification adjustment for gains included in net income	(186)		(353)		(216)		(383)
Other comprehensive income (loss) before tax		(505)		(612)		994		587
Income tax expense (benefit) related to other comprehensive income		(172)		(208)		338		200
Other comprehensive income (expense), net of tax		(333)		(404)		656		387
Comprehensive income		$ 998		$ 633		$ 3,262		$ 2,215

The accompanying notes are an integral part of these unaudited financial statements

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Six Months Ended
	June 30,
(in thousands)	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,606	$ 1,828
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	210	195
Depreciation	526	472
Amortization of intangible assets	496	508
Amortization and accretion of investment securities	237	55
Deferred income taxes	(77)	(191)
Realized gains on securities	(216)	(383)
Realized gains on loans sold	(44)	(9)
(Gains) losses on sales or disposals of premises and equipment	(30)	7
Originations of loans held for sale	(5,573)	(709)
Proceeds from sales of loans held for sale	5,617	717
Gain on sale of foreclosed assets held for sale	(53)	(55)
(Increase) decrease in accrued interest receivable	(34)	269
Increase in other assets and intangibles	(609)	(7)
Decrease in accrued interest payable	(520)	(595)
Increase in other liabilities	167	278
Net cash provided by operating activities	2,703	2,380
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	10,646	21,120
Proceeds from maturity and principal repayments of securities	13,316	4,392
Purchase of securities	(15,225)	(31,152)
Net increase in loans	(13,608)	(4,568)
Acquisition of premises and equipment	(362)	(1,337)
Proceeds from sale of premises and equipment	275	16
Proceeds from sale of foreclosed assets held for sale	303	214
Net cash used in investing activities	(4,655)	(11,315)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	6,995	9,513
Proceeds from long-term borrowings	1,156	413
Repayments of long-term borrowings	(949)	(829)
Net increase in short-term borrowed funds	354	710
Dividends paid	(938)	(873)
Net cash provided by financing activities	6,618	8,934
Net increase (decrease) in cash and cash equivalents	4,666	(1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,480	27,618
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 16,146	$ 27,617

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 5,875	$ 8,155
Income taxes paid	$ 895	$ 315
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

The accompanying interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2002, and the results of operations for the interim periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Note 4 - Recent Accounting Pronouncements

In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. This statement also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. FAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of FAS No. 145 did not have a material effect on the Company's financial position or results of operations.

In January 2002, the Company adopted FAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. However, this new statement did not amend FAS 72, Accounting forCertain Acquisitions of Banking or Thrift Institutions, which requires recognition and amortization of unidentified intangible assets relating to the acquisition of financial institutions or branches thereof. The FASB has undertaken a limited scope project to reconsider the provisions of FAS 72 in 2002 and has issued an exposure draft of a proposed statement, Acquisitions of Certain Financial Institutions, that would remove acquisitions of financial institutions from the scope of FAS No. 72. The adoption of this proposed statement would require all goodwill originating from acquisitions that meet the definition of a business combination as defined in Emerging Issues Task Force Issue ("EITF") No. 98-3 to be discontinued. At June 30, 2002 the Company's Consolidated Balance Sheet reflected total goodwill assets of $6.6 million from acquisitions currently accounted for under FAS No. 72. The Company has determined that such assets meet the requirements of a business combination in EITF No. 98-3. The adoption of this proposed statement and retroactive application would subject such assets to the non-amortization provisions of FAS No. 142 and would result in an increase in net income of $169,000, or $.06 per share, for the first half of 2002.

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
INTRODUCTION

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Citizens Financial Service, Inc., a bank holding company and its subsidiary (the Company). Our Company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary's (First Citizens National Bank) financial conditions and results of operations. Management's discussion and analysis should be read in conjunction with the preceding June 30, 2002 financial information. The results of operations for the six months ended June 30, 2002 and 2001 are not necessarily indicative of the results you may expect for the full year.

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
Effective October 2001, the Bank began offering annuities and life insurance through our new insurance subsidiary, First Citizens Insurance Agency, Inc. We plan on adding long term care insurance and other consumer insurance products in 2002.
FINANCIAL CONDITION

Total assets (shown in the Consolidated Balance Sheet) have grown 2.3% since year-end 2001 to $430.6 million. Total loans increased 5.0% to $281.8 million and investment securities decreased 6.8% to $105.8 million since year-end 2001. Total deposits increased 1.9% to $377.5 million since year-end 2001. Explanations of variances will be described with in the following appropriate sections.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $16,146,000 at June 30, 2002 compared to $11,480,000 on December 31, 2001. Noninterest-bearing cash decreased $1,064,000 since year-end 2001, while interest-bearing cash increased $5,730,000 during that same period.

We believe the liquidity needs of the Company, are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

INVESTMENTS

Our investment portfolio decreased by $7,765,000 or 6.8% from December 31, 2001 to June 30, 2002. Our investment portfolio has decreased primarily as result of mortgage-backed securities monthly principal payments, allowing excess funds to fund loan growth. During the first six months, we sold approximately $3,251,000 of Municipal Bonds along with $1,023,000 of Corporate Bonds and $5,751,000 of U.S. Government Agency Mortgage-backed securities. Proceeds from the fore mentioned sales were re-invested into Agency Mortgage-backed securities, Corporate Bonds and Agencies.

Management monitors the earnings performance and the effectiveness of the liquidity of the investment portfolio on a regular basis. Through active balance sheet management and analysis of the securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

LOANS

The Company's loan demand increased during the first six months of 2002. We anticipate loan demand will continue during the remainder of 2002 as a result of continued re-financings that will be taking place due to the current lower interest rate environment and our continued efforts to grow the new offices that we acquired in 2000. The Company's lending is focused in the north central Pennsylvania market and the southern tier of New York. The composition of our loan portfolio consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally owned small businesses. New loans are generated primarily from direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants and existing customers.

As shown in the following tables (dollars in thousands), the change in net loans increased by $13,302,000 or 5.0% for the period compared to the December 31, 2001. Residential mortgage lending is a principal business activity and one our Company expects to continue by providing a full complement of competitively priced conforming, nonconforming and home equity mortgages.

	June 30,		December 31,
	2002		2001
	Amount	%	Amount	%
Real estate:
Residential	$ 171,871	60.2	$ 163,658	60.2
Commercial	44,681	15.7	43,174	15.9
Agricultural	10,389	3.6	12,169	4.5
Loans to individuals
for household, family and other purchases	13,955	4.9	14,694	5.4
Commercial and other loans	16,420	5.8	15,099	5.6
State & political subdivision loans	27,859	9.8	22,920	8.4
Total loans	285,175	100.0	271,714	100.0
Less allowance for loan losses	3,409		3,250
Net loans	$ 281,766		$ 268,464

	June 30, 2002/
	December 31, 2001
	Change
	Amount	%
Real estate:
Residential	$ 8,213	5.0
Commercial	1,507	3.5
Agricultural	(1,780)	(14.6)
Loans to individuals
for household, family and other purchases	(739)	(5.0)
Commercial and other loans	1,321	8.7
State & political subdivision loans	4,939	21.5
Total loans	$ 13,461	5.0

During the current period Residential loans increased 5.0% or $8,213,000 when compared to December 31, 2001. The result of this increase is primarily due to our home equity loan promotion during the first six months of 2002 in an effort to grow loans, especially in the new offices. During the current period State & political subdivision loans increased 21.5% or $4,939,000 when compared to December 31, 2001. The result of this increase is primarily due to our increased effort to grow our commercial loan portfolio.

The reduction of interest rates during 2001, continue to have a positive impact on loan originations through the second quarter of 2002. We expect that loan growth will continue for the rest of the year.

Our focus on commercial lending continues to be expanded over the past several years with the establishment of a core group of commercial lenders to handle a higher volume of small business loans.

ALLOWANCE FOR LOAN LOSSES

As shown in the following table (dollars in thousands), the Allowance for Loan Losses as a percentage of loans remained stable at 1.20%, at December 31, 2001 and June 30, 2002. The dollar amount of the reserve increased $159,000, since year-end 2001. The increase is a result of the provision of $210,000 expensed during the first six months less net charge-offs. Gross charge-offs for the first six months of 2002 were $69,000, while recoveries were $18,000.

	June 30,	December 31,
	2002	2001	2000	1999	1998
Balance, at beginning of period	$ 3,250	$ 2,777	$ 2,270	$ 2,292	$ 2,138
Provision charged to income	210	445	610	475	218
Recoveries on loans previously
charged against the allowance	18	175	55	54	48
	3,478	3,397	2,935	2,821	2,404
Loans charged against the allowance	(69)	(147)	(158)	(551)	(112)
Balance, at end of year	$ 3,409	$ 3,250	$ 2,777	$ 2,270	$ 2,292

Allowance for loan losses as a percent
of total loans	1.20%	1.20%	1.06%	0.98%	1.11%

The adequacy of the allowance for loan losses is subject to a formal analysis by management of the Company. Management deems the allowance to be adequate to absorb probable losses in the portfolio, as of June 30, 2002. The Company has disclosed in its annual report on Form 10-K the process and methodology supporting the loan loss provision.

DEPOSITS

Traditional deposits continue to be the most significant source of funds for the Company. As shown in the following tables (dollars in thousands), deposits increased $6,994,000 or 1.9%, since December 31, 2001. Non-interest-bearing deposits increased $3,112,000 along with a $3,858,000 increase in savings deposits, at June 30, 2002.

	June 30,		December 31,
	2002		2001
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 40,473	10.7	$ 37,361	10.1
NOW accounts	50,315	13.3	51,259	13.8
Savings deposits	35,970	9.6	32,112	8.7
Money market deposit accounts	49,357	13.1	50,458	13.6
Certificates of deposit	201,353	53.3	199,284	53.8
Total	$ 377,468	100.0	$ 370,474	100.0

	June 30, 2002/
	December 31, 2001
	Change
	Amount	%
Non-interest-bearing deposits	$ 3,112	8.3
NOW accounts	(944)	(1.8)
Savings deposits	3,858	12.0
Money market deposit accounts	(1,101)	(2.2)
Certificates of deposit	2,069	1.0
Total	$ 6,994	1.9

BORROWED FUNDS

Borrowed funds increased $561,000 during the first six months of 2002. The Company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home Loan Bank.

In November 2000, the holding company borrowed $2,000,000 to invest in the bank subsidiary. This increased the Bank's capital and improved the negative impact on the regulatory capital ratios as a result of the branches acquired in 2000 (approximately $9.7 million in intangibles).

STOCKHOLDERS' EQUITY

We evaluate stockholders' equity in relation to total assets and the risk associated with those assets. The greater the capital resources, the more likely a corporation is to meet its cash obligations and absorb unforeseen losses. For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total Stockholders' Equity was $35,713,000, at June 30, 2002 compared to $33,389,000, at December 31, 2001, an increase of $2,324,000 or 7.0%. In the first six months, the Company earned $2,606,000 and paid dividends of $938,000, a dividend payout ratio of 36.0% of net income.

All of the Company's investment securities are classified as available-for-sale making this portion of the Company's balance sheet sensitive to the changing market value of investments. Short-term interest rates in the first six months of 2002 have remained consistent with a slight decline in longer-term rates since the end of 2001. This situation has caused an increase in the accumulated other comprehensive income which is included in stockholders' equity of $656,000 since December 31, 2001.

On July 30, 1999, our Company began a plan to purchase, in open market or privately negotiated transactions, up to 135,000 shares of its outstanding common stock. This stock repurchase program was suspended, in April 2000, because of the acquisition. However, a total of 55,162 shares were repurchased at a cost of approximately $1 million as of June 30, 2002.

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

	June 30,		December 31,
	2002		2001
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$ 28,950	11.07%	$ 26,761	10.72%
For capital adequacy purposes	20,921	8.00%	19,978	8.00%
To be well capitalized	26,151	10.00%	24,972	10.00%

Tier I capital (to risk-weighted assets)
Company	$ 25,561	9.77%	$ 23,398	9.37%
For capital adequacy purposes	10,460	4.00%	9,989	4.00%
To be well capitalized	15,690	6.00%	14,983	6.00%

Tier I capital (to average assets)
Company	$ 25,561	6.10%	$ 23,398	5.68%
For capital adequacy purposes	16,762	4.00%	16,480	4.00%
To be well capitalized	20,953	5.00%	20,600	5.00%

On April 4, 2001, our Company filed a Registration Statement on Form S-3 establishing a Dividend Re-Investment Plan (DRIP), which was effective for the second quarter dividend in 2001. As of June 30, 2002 we have 297 shareholders participating representing 241,523 shares and the total number of shares purchased is 5,954.

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Company had net income of $1,331,000 and $2,606,000 for the second quarter and first six months of 2002, respectively. Earnings per share, for the respective periods were $0.48 and $0.93. Net income was $1,037,000 and $1,828,000 for the second quarter and first six months of 2001, which equates to earnings per share of $0.37 and $0.65, respectively. The return on average assets and the return on average equity, for the six months of 2002, were 1.24% and 15.79%. Details of the reasons for this change are discussed on the following pages.

Operating cash earnings (net income before amortization of intangible assets, net of tax) was $1,491,000 and $2,934,000 for the second quarter and first six months of 2002, respectively, an increase of $287,000 and $771,000, from the $1,204,000 and $2,163,000 for the 2001 related period. Operating cash earnings per share was $0.53 and $1.05, during the second quarter and first six months of 2002, compared with $0.43 and $0.77, during the comparable 2001 period.

NET INTEREST INCOME

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income, after provision for loan losses, totaled $4,103,000 in the second quarter, an increase of $652,000 or 18.9%, over the second quarter of 2001 and totaled $8,127,000 for the six months of 2002, an increase of $1,402,000 or 20.9% over the prior year. The Bank experienced an increase in earning assets in the past six months of 1.4%, which came primarily from our continued efforts to grow the new offices.

The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders' equity, the related rates, net interest income and rate "spread" created:

			Analysis of Average Balances and Interest Rates (1)

	June 30, 2002			June 30, 2001			June 30, 2000
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	4,066	31	1.54	14,966	343	4.62	488	13	5.36
Total short-term investments	4,066	31	1.54	14,966	343	4.62	488	13	5.36
Investment securities:
Taxable	91,869	2,746	5.98	80,384	2,671	6.65	72,329	2,305	6.37
Tax-exempt (3)	15,490	533	6.88	19,091	654	6.85	20,634	706	6.84
Total investment securities	107,359	3,279	6.11	99,475	3,325	6.69	92,963	3,011	6.48
Loans:
Residential mortgage loans	168,340	6,564	7.86	157,652	6,618	8.47	143,629	6,018	8.43
Commercial & farm loans	70,836	2,794	7.95	69,075	3,130	9.14	57,783	2,644	9.20
Loans to state & political subdivisions	25,719	891	6.99	22,519	895	8.01	19,391	800	8.30
Other loans	13,625	655	9.69	14,519	749	10.40	15,452	687	8.94
Loans, net of discount (2)(3)(4)	278,520	10,904	7.89	263,765	11,392	8.71	236,255	10,149	8.64
Total interest-earning assets	389,945	14,214	7.35	378,206	15,060	8.03	329,706	13,173	8.03
Cash and due from banks	9,246			10,410			6,829
Bank premises and equipment	11,764			10,940			6,023
Other assets	10,515			12,622			1,707
Total non-interest earning assets	31,525			33,972			14,559
Total assets	421,470			412,178			344,265
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	50,916	149	0.59	47,050	331	1.42	36,612	338	1.86
Savings accounts	34,048	88	0.52	32,273	190	1.19	26,954	217	1.62
Money market accounts	48,971	414	1.70	51,332	1,039	4.08	36,702	927	5.08
Certificates of deposit	200,164	4,513	4.55	200,150	5,742	5.79	160,965	4,473	5.59
Total interest-bearing deposits	334,099	5,164	3.12	330,805	7,302	4.45	261,233	5,955	4.58
Other borrowed funds	13,478	191	2.86	12,904	258	4.03	26,712	814	6.13
Total interest-bearing liabilities	347,577	5,355	3.11	343,709	7,560	4.44	287,945	6,769	4.73
Demand deposits	37,208			35,377			23,739
Other liabilities	3,681			2,546			3,376
Total non-interest-bearing liabilities	40,889			37,923			27,115
Stockholders' equity	33,004			30,546			29,205
Total liabilities & stockholders' equity	421,470			412,178			344,265
Net interest income		8,859			7,500			6,404
Net interest spread (5)			4.24%			3.59%			3.31%
Net interest income as a percentage
of average interest-earning assets			4.58%			4.00%			3.91%
Ratio of interest-earning assets
to interest-bearing liabilities			1.12			1.10			1.15

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

We continue to experience an increasing interest margin percentage during the first six months of 2002, compared to the narrowing margin that we have experienced in the last few years. When the flat yield curve became inverted in 2000, interest rates began to rise resulting in our higher volume of short-term liabilities re-pricing faster than our short-term assets. Currently the yield curve is extremely steep beyond 3 months. Most of the Company's investments, loans, deposits and borrowings are priced or re-priced along the three month to five-year portion of the yield curve and a more normal yield curve should enable us to maintain our current favorable net interest margin. We continue to review various pricing and investment strategies to enhance deposit growth while maintaining or expanding the current interest margin.
The following table shows the effect of changes in volume and rate on interest income and expense. Tax-exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory federal income tax rate of 34%, for the six month period ended June 30 (dollars in thousands):
	Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis
	For the Six-month Period Ended (1):
	2002 vs. 2001 (1)			2001 vs. 2000 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	In Rate	Change	Volume	In Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ (163)	$ (149)	$ (312)	$ 332	$ (2)	$ 330
Total short-term investments	(163)	(149)	(312)	332	(2)	330
Investment securities:
Taxable	251	(176)	75	262	104	366
Tax-exempt	(123)	2	(121)	(52)	-	(52)
Total investment securities	128	(174)	(46)	210	104	314
Loans:
Residential mortgage loans	128	(182)	(54)	589	11	600
Commercial and farm loans	82	(418)	(336)	512	(26)	486
Loans to state and political subdivisions	127	(131)	(4)	123	(28)	95
Other loans	(44)	(50)	(94)	(37)	99	62
Total loans, net of discount	293	(781)	(488)	1,187	56	1,243
Total Interest Income	258	(1,104)	(846)	1,729	158	1,887
Interest Expense:
Interest-bearing deposits:
NOW accounts	30	(212)	(182)	96	(103)	(7)
Savings accounts	11	(113)	(102)	74	(101)	(27)
Money Market accounts	(46)	(579)	(625)	224	(112)	112
Certificates of deposit	-	(1,229)	(1,229)	1,120	149	1,269
Total interest-bearing deposits	(5)	(2,133)	(2,138)	1,514	(167)	1,347
Other borrowed funds	12	(79)	(67)	(334)	(222)	(556)
Total interest expense	7	(2,212)	(2,205)	1,180	(389)	791
Net interest income	$ 251	$ 1,108	$ 1,359	$ 549	$ 547	$ 1,096
(1) The change in interest due to both rate and volume has been allocated to the volume and rate in proportion to the absolute dollar amounts of each change.
As can be seen from the preceding tables, tax equivalent net interest income rose from $6,404,000, in 2000, to $7,500,000, in 2001, and increased to $8,859,000, in 2002. In the period ending June 30, 2002, net interest income increased $1,359,000, while overall spread increased from 3.59% to 4.24%. The increased volume of interest-earning assets generated an increase in interest income of $258,000 while increased volume of interest-bearing liabilities produced $7,000 of interest expense. The change in volume resulted in an increase of $251,000 in net interest income. The net change in rate was a positive $1,108,000, resulting in a total positive net change of $1,359,000, when combined with change in volume. The yield on interest-earning assets declined 68 basis points to 7.35% and the average interest rate on interest-bearing liabilities decreased 133 basis points, from 4.44% to 3.11%, because of the previously described changes to the yield curve.
Provision For Loan Losses

The Company recorded a provision for loan losses in the second quarter of $90,000 compared to the second quarter of 2001 at $120,000 and $210,000 for the six months of 2002 compared to $195,000 in 2001.

This provision was appropriate given management's quarterly review of the allowance for loan losses that is based on the following information: migration analysis of delinquent and non-accrual loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, regulatory qualitative adjustments and peer comparisons.

NON-INTEREST INCOME

Non-interest income, as detailed below, increased $119,000 or 9.7% and $499,000 or 24.1% in the second quarter and the first six months of 2002,respectively, when compared to the same periods in 2001. Service charge income continues to be the primary source of growth in other operating income. For the first six months, account service charges totaled $1,512,000 up $374,000 or 32.9% over last year. These increases in fee income were mainly the result of the checking account acquisition strategy we put into place in the latter half of 2001. Other income increased $290,000 for the first six months of 2002, when compared to the same period in 2001. This increase is due to $99,000 from our insurance agency along with a $58,000 increase in Master card/Visa and loan insurance commissions, a $48,000 insurance claim on one of our corporate buildings and $83,000 related to loans sold on the secondary market.

The following table shows the breakdown of other operating income for the three months ended June 30, 2002 and 2001(dollars in thousands):

	Three months ended
	June 30,		Change
	2002	2001	Amount	%
Service charges	$ 776	$ 575	$ 201	35.0
Trust	148	123	25	20.3
Other	230	170	60	35.3
Realized securities gains, net	186	353	(167)	(47.3)
Total	$ 1,340	$ 1,221	$ 119	9.7

The following table shows the breakdown of other operating income for the six months ended June 30, 2002 and 2001(dollars in thousands):

	Six months ended
	June 30,		Change
	2002	2001	Amount	%
Service charges	$ 1,512	$ 1,138	$ 374	32.9
Trust	282	280	2	0.7
Other	561	271	290	107.0
Realized securities gains, net	216	383	(167)	(43.6)
Total	$ 2,571	$ 2,072	$ 499	24.1

In an effort to accelerate the improvement of our capital ratios and take advantage of current market conditions, we elected to sell and reinvest approximately $10,646,000 of investment securities in the first six months of 2002, which resulted in $216,000 of security gains.

We continue to evaluate means of increasing non-interest income. Our approach is to apply service charges on business transaction accounts by charging fees on transaction activity (reduced by earnings credit based on customers' balances) to more equitably recover costs. We expect to continue this analysis for our other products.

NON-INTEREST EXPENSES

Total non-interest expense, as detailed below, increased $305,000 or 8.9% during the second quarter of 2002 and $708,000 or 10.7% in the first six months of 2002 when compared to the same period in 2001. The increase in salaries and employee benefits is a result of the filling of some corporate positions related to the growth strategies that we have implemented, along with annual salary increases and adjustments. The increase in other expense is primarily the result of increased foreclosure expense of $55,000 and abnormally high operational charge-offs of $39,000 associated with fraud scams that hit our market place.

The following tables reflect the breakdown of other operating expense and professional fees for the three months ended June 30, 2002 and 2001(dollars in thousands):

	Three months ended
	June 30,		Change
	2002	2001	Amount	%
Salaries and employee benefits	$ 1,808	$ 1,571	$ 237	15.1
Occupancy	254	243	11	4.5
Furniture and equipment	242	242	-	-
Professional fees	134	150	(16)	(10.7)
Amortization	242	254	(12)	(4.7)
Other	1,041	956	85	8.9
Total	$ 3,721	$ 3,416	$ 305	8.9
	Three months ended
	June 30,		Change
	2002	2001	Amount	%
Other professional fees	$ 97	$ 113	$ (16)	(14.2)
Legal fees	15	14	1	7.1
Examinations and audits	22	23	(1)	(4.3)
Total	$ 134	$ 150	$ (16)	(10.7)

The following tables reflect the breakdown of other operating expense and professional fees for the six months ended June 30, 2002 and 2001(dollars in thousands):

	Six months ended
	June 30,		Change
	2002	2001	Amount	%
Salaries and employee benefits	$ 3,521	$ 3,051	$ 470	15.4
Occupancy	505	481	24	5.0
Furniture and equipment	472	460	12	2.6
Professional fees	290	249	41	16.5
Amortization	496	508	(12)	(2.4)
Other	2,036	1,863	173	9.3
Total	$ 7,320	$ 6,612	$ 708	10.7
	Six months ended
	June 30,		Change
	2002	2001	Amount	%
Other professional fees	$ 225	$ 185	$ 40	21.6
Legal fees	21	23	(2)	(8.7)
Examinations and audits	44	41	3	7.3
Total	$ 290	$ 249	$ 41	16.5

The professional fees increase in 2002 reflects management's efforts to implement strategic income initiatives where we share a portion of the revenue over a stated time period as a result of the account acquisition strategy.

PROVISION FOR INCOME TAXES

The provision for income taxes was $391,000 for the second quarter of 2002 compared to $219,000 in the second quarter of 2001. For the six-month period comparisons, the provision for income taxes was $772,000 in 2002 and $357,000 in 2001. The increase was primarily a result of increased levels of taxable income.

We have entered into two limited partnership agreements to establish low-income housing projects in our market area. As a result of these agreements for tax purposes, we have recognized $123,000 out of a total $911,000 from one project and expect to begin recognition of an additional $385,000 over ten years on the second project, which was completed in November 2001. A total of approximately $1,290,000 of tax credits is anticipated over a ten-year period.

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

Capital expenditures during the first six months of 2002 were $362,000, $975,000 less than the same period in 2001. The large decrease is primarily the result of the building projects completed during 2001 (described below):

Major capital expenditures for 2002 were:

    Of the $362,000 capital expenditures, $241,000 was attributable to the roof on the operations facilities and the final implementation of our new image system,
Some major capital expenditures for 2001 were:
    The majority of the $1,337,000 of capital expenditures was attributable to the new Mansfield office and operations facilities,
Our Company achieves additional liquidity primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA, and investments that mature in less than one year. The Company also has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $153 million as an additional source of liquidity.

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

	June 30,	December 31,
	2002	2001	2000	1999	1998
Non-performing loans:
Non-accruing loans	$ 1,307	$ 985	$ 488	$ 421	$ 1,495
Impaired loans	1,070	1,077	199	1,334	382
Accrual loans - 90 days or
more past due	8	111	39	78	15
Total non-performing loans	2,385	2,173	726	1,833	1,892
Foreclosed assets held for sale	254	408	508	573	529
Total non-performing assets	$ 2,639	$ 2,581	$ 1,234	$ 2,406	$ 2,421
Non-performing loans as a percent of loans
net of unearned income	0.84%	0.80%	0.28%	0.79%	0.92%
Non-performing assets as a percent of loans
net of unearned income	0.93%	0.95%	0.47%	1.04%	1.18%

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

Currently, our Company has equity securities that represent only 4.7% of our investment portfolio and, therefore, equity risk is not significant.

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

We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure. A shock analysis at June 30, 2002, indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twenty-four months.

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
The total shares voted at the annual meeting were 2,302,161.

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

(99.1) - Independent accountant's review of financial statements for the period ended June 30, 2002.

(99.2) - Certfication of Principal Executive Officer

(99.3) - Certification of Chief Financial Officer

(b) Reports on Form 8-K - Earnings release entitled "Financial Results for the First Quarter 2002" filed July 18, 2002.

    Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Citizens Financial Services, Inc.

(Registrant)

August 8, 2002 /s/ Richard E. Wilber

By: Richard E. Wilber

President

(Principal Executive Officer)

August 8, 2002 /s/ Randall E Black

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

(99.1) - Independent accountant's review of financial statements for the period ended June 30, 2002.

(99.2) - Certification of Principal Executive Officer

(99.3) - Certification of Chief Financial Officer