Form 10-Q
period 2002-09-30
CITIZENS FINANCIAL SERVICES INC
filed 2002-11-12
CIK 739421

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

November 1, 2002, 2,826,908 shares of Common Stock, par value $1.00.

Citizens Financial Services, Inc.

Form 10-Q

INDEX

                                                                                                                                                                                                                        Page

Part I FINANCIAL INFORMATION (UNAUDITED)

Item 1-Financial Statements

Consolidated Balance Sheet as of September 30, 2002, and

December 31, 2001                                                                                                                                                                                           1

Consolidated Statement of Income for the

Three Months and Nine Months Ended September 30, 2002 and 2001                                                                                                   2

Consolidated Statement of Comprehensive Income for the

Three Months and Nine Months Ended September 30, 2002 and 2001                                                                                                   3

Consolidated Statement of Cash Flows for the Nine Months Ended

September 30, 2002 and 2001                                                                                                                                                                          4

Notes to Consolidated Financial Statements                                                                                                                                             5-6

Item 2-Management's Discussion and Analysis of Financial Condition

and Results of Operations                                                                                                                                                                           7-19

Item 3-Quantitative and Qualitative Disclosure About Market Risk                                                                                                     20

Item 4-Controls and Procedures                                                                                                                                                                 20

Part II OTHER INFORMATION

Item 1-Legal Proceedings                                                                                                                                                                             21

Item 2-Changes in Securities and Use of Proceeds                                                                                                                                 21

Item 3-Defaults upon Senior Securities                                                                                                                                                     21

Item 4-Submission of Matters to a Vote of Security Holders                                                                                                                21

Item 5-Other Information                                                                                                                                                                             21

Item 6-Exhibits and Reports on Form 8-K                                                                                                                                                 22

Item 7-Section 302- Certification

a. Chief Executive Officer                                                                                                                                                                            23

b. Chief Financial Officer                                                                                                                                                                            24

SIGNATURES                                                                                                                                                                                             25

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30	December 31
(in thousands)	2002	2001
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 11,859	$ 11,413
Interest-bearing	4,381	67
Total cash and cash equivalents	16,240	11,480

Available-for-sale securities	106,312	113,604

Loans (net of allowance for loan losses $3,486,000 and $3,250,000)	288,325	268,464

Foreclosed assets held for sale	259	408
Premises and equipment	11,440	11,768
Accrued interest receivable	2,038	1,986
Intangible assets, net	8,426	8,775
Other assets	4,482	4,625

TOTAL ASSETS	$ 437,522	$ 421,110

LIABILITIES:
Deposits:
Noninterest-bearing	$ 39,590	$ 37,361
Interest-bearing	340,000	333,113
Total deposits	379,590	370,474
Borrowed funds	15,987	13,311
Accrued interest payable	1,900	2,285
Other liabilities	2,451	1,651
TOTAL LIABILITIES	399,928	387,721
STOCKHOLDERS' EQUITY:
Common Stock
$1.00 par value; authorized 10,000,000 shares;
issued 2,882,070 and 2,854,582 shares in 2002 and 2001, respectively	2,882	2,855
Additional paid-in capital	9,474	9,017
Retained earnings	23,553	21,253
TOTAL	35,909	33,125
Accumulated other comprehensive income	2,634	1,213
Less: Treasury Stock, at cost
55,162 shares	(949)	(949)
TOTAL STOCKHOLDERS' EQUITY	37,594	33,389
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 437,522	$ 421,110

The accompanying notes are an integral part of these unaudited financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2002	2001	2002	2001
INTEREST INCOME:
Interest and fees on loans	$ 5,461	$ 5,588	$ 16,071	$ 16,680
Interest-bearing deposits with banks	27	173	58	516
Investment securities:
Taxable	1,178	1,258	3,684	3,596
Nontaxable	143	211	495	642
Dividends	85	109	278	385
TOTAL INTEREST INCOME	6,894	7,339	20,586	21,819
INTEREST EXPENSE:
Deposits	2,459	3,513	7,623	10,813
Borrowed funds	98	117	290	376
TOTAL INTEREST EXPENSE	2,557	3,630	7,913	11,189
NET INTEREST INCOME	4,337	3,709	12,673	10,630
Provision for loan losses	90	175	300	370
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,247	3,534	12,373	10,260
NON-INTEREST INCOME:
Service charges	822	614	2,334	1,751
Trust	148	156	430	436
Other	207	117	768	373
Realized securities gains, net	38	138	254	522
TOTAL NON-INTEREST INCOME	1,215	1,025	3,786	3,082
NON-INTEREST EXPENSES:
Salaries and employee benefits	1,905	1,678	5,426	4,729
Occupancy	240	241	745	722
Furniture and equipment	211	256	683	716
Professional fees	139	95	429	345
Amortization of intangible assets	109	254	349	761
Other	967	1,003	2,995	2,852
TOTAL NON-INTEREST EXPENSES	3,571	3,527	10,627	10,125
Income before provision for income taxes	1,891	1,032	5,532	3,217
Provision for income taxes	460	147	1,326	504
NET INCOME	$ 1,431	$ 885	$ 4,206	$ 2,713

OPERATING CASH EARNINGS**	$ 1,503	$ 1,052	$ 4,437	$ 3,215

Earnings Per Share	$ 0.51	$ 0.31	$ 1.49	$ 0.96
Operating Cash Earnings Per Share**	$ 0.53	$ 0.37	$ 1.57	$ 1.14
Cash Dividend Declared	$ 0.170	$ 0.160	$ 0.505	$ 0.475

**Operating cash earnings are net income before amortization of intangible assets, net of tax.

Weighted average number of shares outstanding	2,826,908	2,826,908	2,826,908	2,826,908

The accompanying notes are an integral part of these unaudited financial statements.
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Nine Months Ended
	September 30				September 30
(in thousands)		2002		2001		2002		2001
Net income		$ 1,431		$ 885		$ 4,206		$ 2,713
Other comprehensive income:
Unrealized gains (losses) on available for sale securities	1,199		2,350		2,407		3,320
Less: Reclassification adjustment for gains included in net income	(38)		(138)		(254)		(522)
Other comprehensive income before tax		1,161		2,212		2,153		2,798
Income tax expense related to other comprehensive income		395		752		732		951
Other comprehensive income, net of tax		766		1,460		1,421		1,847
Comprehensive income		$ 2,197		$ 2,345		$ 5,627		$ 4,560

The accompanying notes are an integral part of these unaudited financial statements

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Nine Months Ended
	September 30,
(in thousands)	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,206	$ 2,713
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	300	370
Depreciation	767	708
Amortization of intangible assets	349	761
Amortization and accretion of investment securities	412	100
Deferred income taxes	(5)	849
Realized gains on securities	(254)	(522)
Realized gains on loans sold	(55)	(22)
Losses (gains) on sales or disposals of premises and equipment	(30)	7
Originations of loans held for sale	(7,416)	(1,448)
Proceeds from sales of loans held for sale	7,471	1,470
Gain on sale of foreclosed assets held for sale	(61)	(54)
Decrease (increase) in accrued interest receivable	(52)	61
Increase in other assets and intangibles	(821)	(1,279)
Decrease in accrued interest payable	(385)	(434)
Increase in other liabilities	799	274
Net cash provided by operating activities	5,225	3,554
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	12,845	28,788
Proceeds from maturity and principal repayments of securities	21,311	8,007
Purchase of securities	(24,870)	(54,981)
Net increase in loans	(20,286)	(4,538)
Acquisition of premises and equipment	(446)	(1,683)
Proceeds from sale of premises and equipment	275	16
Proceeds from sale of foreclosed assets held for sale	335	439
Net cash used in investing activities	(10,836)	(23,952)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	9,116	12,343
Proceeds from long-term borrowings	1,183	801
Repayments of long-term borrowings	(949)	(1,513)
Net increase in short-term borrowed funds	2,444	756
Dividends paid	(1,423)	(1,324)
Net cash provided by financing activities	10,371	11,063
Net increase (decrease) in cash and cash equivalents	4,760	(9,335)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,480	27,618
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 16,240	$ 18,283

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 8,298	$ 11,624
Income taxes paid	$ 1,275	$ 695

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

The accompanying interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2002, and the results of operations for the interim periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Note 2 - Earnings per Share

Earnings per share calculations give retroactive effect to stock dividends declared by the Company. The number of shares used in the earnings per share and dividends per share calculation was 2,826,908 for 2002 and 2001.

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily the result of tax-exempt income earned from state and municipal securities and loans and investment in tax credits.

Note 4 - Restatement of Financial Statements

On October 1, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 147, Acquisitions of Certain Financial Institutions, which amends FAS No.72 and No.144 and FAS Interpretation No.9. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. The new requirement changes the accounting for goodwill from an amortization approach to an impairment-only approach as of the effective date that FAS No. 142 was adopted, which in Citizens Financial Services, Inc. case was January 1, 2002. As a result of compiling with FAS No. 147, the company is required to restate earnings for the first and second fiscal quarters of 2002. The following table details the changes on net income and earnings per share as a result of this restatement:

	Three Months Ended		Three Months Ended		Six Months Ended
	March 31, 2002		June 30, 2002		June 30, 2002

	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

Net Income	$ 1,275,000	$ 1,360,000	$ 1,331,000	$ 1,415,000	$ 2,606,000	$ 2,775,000

Earnings Per Share	$ 0.45	$ 0.48	$ 0.47	$ 0.50	$ 0.92	$ 0.98

Note 5 - Recent Accounting Pronouncements

In April 2002, the FASB issued FAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. This statement also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. FAS No. 145, is effective for transactions occurring after May 15, 2002. The adoption of FAS No. 145 did not have a material effect on the Company's financial position or results of operations.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement will be effective for exit or disposal activities initiated after December 31, 2002, the adoption of which is not expected to have a material effect on the Company's financial statements.

On October 1, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 147, Acquisitions of Certain Financial Institutions, effective for all business combinations initiated after October 1, 2002. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with FAS No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. This Statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. Upon adoption of this statement, the Company ceased the amortization of $6,905,000 in goodwill associated with branch acquisitions. The Company will continue to review the remaining goodwill on an annual basis for impairment. However, $1,521,000 in core deposit intangible will continue to be amortized and reviewed for impairment in accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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
INTRODUCTION

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Citizens Financial Service, Inc., a bank holding company and its subsidiary (the Company). Our Company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary's (First Citizens National Bank) financial conditions and results of operations. Management's discussion and analysis should be read in conjunction with the preceding September 30, 2002 financial information. The results of operations for the nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results you may expect for the full year.

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
Effective October 2001, the Bank began offering annuities and life insurance through our new insurance subsidiary, First Citizens Insurance Agency, Inc. We plan on adding long term care insurance and other consumer insurance products in the near future.
FINANCIAL CONDITION

Total assets (shown in the Consolidated Balance Sheet) have grown 3.9% since year-end 2001 to $437.5 million. Total loans increased 7.4% to $291.8 million and investment securities decreased 6.4% to $106.3 million since year-end 2001. Total deposits increased 2.5% to $379.6 million since year-end 2001. Explanations of variances will be described with in the following appropriate sections.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $16,240,000 at September 30, 2002 compared to $11,480,000 on December 31, 2001. Noninterest-bearing cash increased $446,000 since year-end 2001, while interest-bearing cash increased $4,314,000 during that same period as a result of principal payments received from mortgage-backed securities.

We believe the liquidity needs of the Company, are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

INVESTMENTS

Our investment portfolio decreased by $7,292,000 or 6.4% from December 31, 2001 to September 30, 2002. Our investment portfolio has decreased primarily as result of mortgage-backed securities monthly principal payments, allowing excess funds to fund loan growth. During the first nine months, we sold approximately $5,451,000 of Municipal Bonds along with $1,023,000 of Corporate Bonds, $5,751,000 of U.S. Government Agency Mortgage-backed securities and $620,000 of bank equity securities. Proceeds from the fore mentioned sales were re-invested into Agency Mortgage-backed securities, Corporate Bonds and Agencies.

Management monitors the earnings performance and the effectiveness of the liquidity of the investment portfolio on a regular basis. Through active balance sheet management and analysis of the securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

LOANS

The Company's loan demand increased during the first nine months of 2002. We anticipate loan demand will continue during the remainder of 2002 as a result of continued re-financings that continue to be taking place due to the current lower interest rate environment and our continued efforts to grow the new offices that we acquired in 2000. The Company's lending is focused in the north central Pennsylvania market and the southern tier of New York. The composition of our loan portfolio consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally owned small businesses. New loans are generated primarily from direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants and existing customers.

As shown in the following tables (dollars in thousands), the change in total loans increased by $20,097,000 or 7.4% for the period compared to the December 31, 2001. Residential mortgage lending is a principal business activity and one our Company expects to continue by providing a full complement of competitively priced conforming, nonconforming and home equity mortgages.

	September 30,		December 31,
	2002		2001
	Amount	%	Amount	%
Real estate:
Residential	$ 176,409	60.5	$ 163,658	60.2
Commercial	46,545	16.0	43,174	15.9
Agricultural	9,381	3.2	12,169	4.5
Construction	-	-	-	-
Loans to individuals
for household, family and other purchases	14,080	4.8	14,694	5.4
Commercial and other loans	17,601	6.0	15,099	5.6
State & political subdivision loans	27,795	9.5	22,920	8.4
Total loans	291,811	100.0	271,714	100.0
Less allowance for loan losses	3,486		3,250
Net loans	$ 288,325		$ 268,464

	September 30, 2002/
	December 31, 2001
	Change
	Amount	%
Real estate:
Residential	$ 12,751	7.8
Commercial	3,371	7.8
Agricultural	(2,788)	(22.9)
Loans to individuals
for household, family and other purchases	(614)	(4.2)
Commercial and other loans	2,502	16.6
State & political subdivision loans	4,875	21.3
Total loans	$ 20,097	7.4

During the current period Residential loans increased 7.8% or $12,751,000 when compared to December 31, 2001. The result of this increase is primarily due to our home equity loan promotion during the first nine months of 2002 in an effort to grow loans, especially in the new offices. During the current period State & political subdivision loans increased 21.3% or $4,875,000 when compared to December 31, 2001. The result of this increase is primarily due to our increased effort to grow our municipal loan portfolio.

The reduction of interest rates during 2001, continue to have a positive impact on loan originations through the third quarter of 2002. We expect that loan growth will continue for the rest of the year.

Our focus on commercial lending continues to be expanded over the past several years with the establishment of a core group of commercial lenders to handle a higher volume of small business loans.

ALLOWANCE FOR LOAN LOSSES

As shown in the following table (dollars in thousands), the Allowance for Loan Losses as a percentage of loans remained relatively stable at 1.20% and 1.19%, at December 31, 2001 and September 30, 2002, respectively. The dollar amount of the reserve increased $236,000, since year-end 2001. The increase is a result of the provision of $300,000 expensed during the first nine months less net charge-offs. Gross charge-offs for the first nine months of 2002 were $116,000, while recoveries were $52,000.

	September 30,	December 31,
	2002	2001	2000	1999	1998
Balance, at beginning of period	$ 3,250	$ 2,777	$ 2,270	$ 2,292	$ 2,138
Provision charged to income	300	445	610	475	218
Recoveries on loans previously
charged against the allowance	52	175	55	54	48
	3,602	3,397	2,935	2,821	2,404
Loans charged against the allowance	(116)	(147)	(158)	(551)	(112)
Balance, at end of year	$ 3,486	$ 3,250	$ 2,777	$ 2,270	$ 2,292
Allowance for loan losses as a percent
of total loans	1.19%	1.20%	1.06%	0.98%	1.11%
Allowance for loan losses as a percent
of non-performing loans	134.80%	149.56%	382.51%	123.84%	121.14%

The adequacy of the allowance for loan losses is subject to a formal analysis by management of the Company. Management deems the allowance to be adequate to absorb probable losses in the portfolio, as of September 30, 2002. The Company has disclosed in its annual report on Form 10-K the process and methodology supporting the loan loss provision.

DEPOSITS

Traditional deposits continue to be the most significant source of funds for the Company. As shown in the following tables (dollars in thousands), deposits increased $9,116,000 or 2.5%, since December 31, 2001. Non-interest-bearing deposits increased $2,229,000 along with a $2,538,000 increase in savings deposits, at September 30, 2002.

	September 30,		December 31,
	2002		2001
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 39,590	10.4	$ 37,361	10.1
NOW accounts	52,251	13.8	51,259	13.8
Savings deposits	34,650	9.1	32,112	8.7
Money market deposit accounts	51,613	13.6	50,458	13.6
Certificates of deposit	201,486	53.1	199,284	53.8
Total	$ 379,590	100.0	$ 370,474	100.0

	September 30, 2002/
	December 31, 2001
	Change
	Amount	%
Non-interest-bearing deposits	$ 2,229	6.0
NOW accounts	992	1.9
Savings deposits	2,538	7.9
Money market deposit accounts	1,155	2.3
Certificates of deposit	2,202	1.1
Total	$ 9,116	2.5

BORROWED FUNDS

Borrowed funds increased $2,676,000 during the first nine months of 2002. The Company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home Loan Bank.

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

Total Stockholders' Equity was $37,594,000, at September 30, 2002 compared to $33,389,000, at December 31, 2001, an increase of $4,205,000 or 12.6%. In the first nine months, the Company earned $4,206,000 and paid dividends of $1,423,000, a dividend payout ratio of 33.8% of net income.

All of the Company's investment securities are classified as available-for-sale making this portion of the Company's balance sheet sensitive to the changing market value of investments. Short-term interest rates in the first nine months of 2002 have remained consistent with a slight decline in longer-term rates since the end of 2001. This situation has caused an increase in the accumulated other comprehensive income which is included in stockholders' equity of $1,421,000 since December 31, 2001.

The Company has also complied with standards of well capitalized mandated by the banking regulators. The Company's primary regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks associated with various assets, entities hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Company's computed risk-based capital ratios are as follows (dollars in thousands):

	September 30,		December 31,
	2002		2001
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$ 30,042	11.26%	$ 26,761	10.72%
For capital adequacy purposes	21,345	8.00%	19,978	8.00%
To be well capitalized	26,682	10.00%	24,972	10.00%

Tier I capital (to risk-weighted assets)
Company	$ 26,529	9.94%	$ 23,398	9.37%
For capital adequacy purposes	10,673	4.00%	9,989	4.00%
To be well capitalized	16,009	6.00%	14,983	6.00%

Tier I capital (to average assets)
Company	$ 26,529	6.25%	$ 23,398	5.68%
For capital adequacy purposes	16,981	4.00%	16,480	4.00%
To be well capitalized	21,226	5.00%	20,600	5.00%

On April 4, 2001, our Company filed a Registration Statement on Form S-3 establishing a Dividend Re-Investment Plan (DRIP), which was effective for the second quarter dividend in 2001. As of September 30, 2002 we have 325 shareholders participating representing 249,328 shares and the total number of shares purchased since the inception of the plan is 7,697.

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Company had net income of $1,431,000 and $4,206,000 for the third quarter and first nine months of 2002, respectively. Earnings per share, for the respective periods were $0.51 and $1.49. Net income was $885,000 and $2,713,000 for the third quarter and first nine months of 2001, which equates to earnings per share of $0.31 and $0.96, respectively. The return on average assets and the return on average equity, for the nine months of 2002, were 1.32% and 16.71%. Details of the reasons for this change are discussed on the following pages.

Operating cash earnings (net income before amortization of intangible assets, net of tax) was $1,503,000 and $4,437,000 for the third quarter and first nine months of 2002, respectively, an increase of $451,000 and $1,222,000, from the $1,052,000 and $3,215,000 for the 2001 related period. Operating cash earnings per share was $0.53 and $1.57, during the third quarter and first nine months of 2002, compared with $0.37 and $1.14, during the comparable 2001 period.

NET INTEREST INCOME

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income, after provision for loan losses, totaled $4,247,000 in the third quarter, an increase of $713,000 or 20.2%, over the third quarter of 2001 and totaled $12,373,000 for the nine months of 2002, an increase of $2,113,000 or 20.6% over the prior year. The Company experienced an increase in earning assets in the past nine months of 2.3%, which came primarily from our continued efforts to grow the new offices.

The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders' equity, the related rates, net interest income and rate "spread" created:

			Analysis of Average Balances and Interest Rates (1)

	September 30, 2002			September 30, 2001			September 30, 2000
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	4,971	58	1.56	16,784	516	4.11	388	17	5.85
Total short-term investments	4,971	58	1.56	16,784	516	4.11	388	17	5.85
Investment securities:
Taxable	92,059	4,034	5.84	81,876	4,052	6.60	71,726	3,363	6.25
Tax-exempt (3)	14,556	749	6.86	18,935	973	6.85	20,634	1,059	6.84
Total investment securities	106,615	4,783	5.98	100,811	5,025	6.65	92,360	4,422	6.38
Loans:
Residential mortgage loans	170,249	9,952	7.82	158,955	10,045	8.45	144,412	9,124	8.44
Commercial & farm loans	71,372	4,216	7.90	69,037	4,630	8.97	58,017	4,017	9.25
Loans to state & political subdivisions	26,359	1,372	6.96	22,841	1,337	7.83	19,427	1,208	8.31
Other loans	13,624	983	9.65	14,505	1,115	10.28	14,589	1,056	9.67
Loans, net of discount (2)(3)(4)	281,604	16,523	7.84	265,338	17,127	8.63	236,445	15,405	8.70
Total interest-earning assets	393,190	21,364	7.26	382,933	22,668	7.91	329,193	19,844	8.05
Cash and due from banks	9,315			10,054			6,787
Bank premises and equipment	11,690			11,132			6,280
Other assets	11,202			12,880			2,633
Total non-interest earning assets	32,207			34,066			15,700
Total assets	425,397			416,999			344,893
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	51,517	218	0.57	47,814	472	1.32	37,863	541	1.91
Savings accounts	34,534	127	0.49	32,590	264	1.08	26,877	327	1.63
Money market accounts	49,721	619	1.66	52,887	1,463	3.70	37,279	1,465	5.25
Certificates of deposit	199,983	6,659	4.45	201,706	8,614	5.71	160,637	6,753	5.62
Total interest-bearing deposits	335,755	7,623	3.04	334,997	10,813	4.32	262,656	9,086	4.62
Other borrowed funds	13,748	290	2.82	12,183	376	4.13	25,623	1,208	6.30
Total interest-bearing liabilities	349,503	7,913	3.03	347,180	11,189	4.31	288,279	10,294	4.77
Demand deposits	37,865			35,674			23,283
Other liabilities	4,468			3,349			3,901
Total non-interest-bearing liabilities	42,333			39,023			27,184
Stockholders' equity	33,561			30,796			29,430
Total liabilities & stockholders' equity	425,397			416,999			344,893
Net interest income		13,451			11,479			9,550
Net interest spread (5)			4.23%			3.60%			3.28%
Net interest income as a percentage
of average interest-earning assets			4.57%			4.01%			3.88%
Ratio of interest-earning assets
to interest-bearing liabilities			1.12			1.10			1.14

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

We continue to experience an attractive interest margin percentage during the first nine months of 2002, compared to the narrowing margin that we have experienced in the last few years. When the flat yield curve became inverted in 2000, interest rates began to rise resulting in our higher volume of short-term liabilities re-pricing faster than our short-term assets. Currently the yield curve is extremely steep beyond 3 months. Most of the Company's investments, loans, deposits and borrowings are priced or re-priced along the three month to five-year portion of the yield curve and a more normal yield curve should enable us to maintain our current favorable net interest margin. We continue to review various pricing and investment strategies to enhance deposit growth while maintaining or expanding the current interest margin.
The following table shows the effect of changes in volume and rate on interest income and expense. Tax-exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory federal income tax rate of 34%, for the nine month period ended September 30 (dollars in thousands):
	Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis
	For the Nine-month Period Ended (1):
	2002 vs. 2001 (1)			2001 vs. 2000 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ (243)	$ (215)	$ (458)	$ 503	$ (4)	$ 499
Investment securities:
Taxable	503	(521)	(18)	493	196	689
Tax-exempt	(225)	1	(224)	(87)	1	(86)
Total investments	278	(520)	(242)	406	197	603
Loans:
Residential mortgage loans	278	(371)	(93)	919	2	921
Commercial & farm loans	164	(578)	(414)	734	(121)	613
Loans to state & political subdivisions	125	(90)	35	194	(65)	129
Other loans	(66)	(66)	(132)	(6)	65	59
Total loans, net of discount	501	(1,105)	(604)	1,841	(119)	1,722
Total Interest Income	536	(1,840)	(1,304)	2,750	74	2,824
Interest Expense:
Interest-bearing deposits:
NOW accounts	40	(294)	(254)	389	(458)	(69)
Savings accounts	17	(154)	(137)	110	(173)	(63)
Money Market accounts	(83)	(761)	(844)	613	(615)	(2)
Certificates of deposit	(73)	(1,882)	(1,955)	1,752	109	1,861
Total interest-bearing deposits	(99)	(3,091)	(3,190)	2,864	(1,137)	1,727
Other borrowed funds	59	(145)	(86)	(501)	(331)	(832)
Total interest expense	(40)	(3,236)	(3,276)	2,363	(1,468)	895
Net interest income	$ 576	$ 1,396	$ 1,972	$ 387	$ 1,542	$ 1,929
(1) The change in interest due to both rate and volume has been allocated to the volume and rate in proportion to the absolute dollar amounts of each change.
As can be seen from the preceding tables, tax equivalent net interest income rose from $9,550,000, in 2000, to $11,479,000, in 2001, and increased to $13,451,000, in 2002. In the period ending September 30, 2002, net interest income increased $1,972,000, while overall spread increased from 3.60% to 4.23%. The increased volume of interest-earning assets generated an increase in interest income of $536,000 while increased volume of interest-bearing liabilities produced $40,000 less interest expense. The change in volume resulted in an increase of $576,000 in net interest income. The net change in rate was a positive $1,396,000, resulting in a total positive net change of $1,972,000, when combined with change in volume. The yield on interest-earning assets declined 65 basis points to 7.26% and the average interest rate on interest-bearing liabilities decreased 128 basis points, from 4.31% to 3.03%, because of the previously described changes to the yield curve.
Provision For Loan Losses

The Company recorded a provision for loan losses in the third quarter of $90,000 compared to the third quarter of 2001 at $175,000 and $300,000 for the nine months of 2002 compared to $370,000 in 2001.

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

NON-INTEREST INCOME

Non-interest income, as detailed below, increased $190,000 or 18.5% and $704,000 or 22.8% in the third quarter and the first nine months of 2002,respectively, when compared to the same periods in 2001. Service charge income continues to be the primary source of growth in other operating income. For the first nine months, account service charges totaled $2,334,000 up $583,000 or 33.3% over last year. These increases in fee income were mainly the result of the checking account acquisition strategy we put into place in the latter half of 2001. Other income increased $395,000 for the first nine months of 2002, when compared to the same period in 2001. This increase is due to $139,000 from our insurance agency along with a $77,000 increase in Master card/Visa and loan insurance commissions, a $48,000 insurance claim on one of our corporate buildings and $88,000 related to loans sold on the secondary market.

The following table shows the breakdown of other operating income for the three months ended September 30, 2002 and 2001(dollars in thousands):

	Three months ended
	September 30,		Change
	2002	2001	Amount	%
Service charges	$ 822	$ 614	$ 208	33.9
Trust	148	156	(8)	(5.1)
Other	207	117	90	76.9
Realized securities gains, net	38	138	(100)	(72.5)
Total	$ 1,215	$ 1,025	$ 190	18.5

The following table shows the breakdown of other operating income for the nine months ended September 30, 2002 and 2001(dollars in thousands):

	Nine months ended
	September 30,		Change
	2002	2001	Amount	%
Service charges	$ 2,334	$ 1,751	$ 583	33.3
Trust	430	436	(6)	(1.4)
Other	768	373	395	105.9
Realized securities gains (losses), net	254	522	(268)	(51.3)
Total	$ 3,786	$ 3,082	$ 704	22.8

In an effort to accelerate the improvement of our capital ratios and take advantage of current market conditions, we elected to sell and reinvest approximately $12,845,000 of investment securities in the first nine months of 2002, which resulted in $254,000 of security gains.

We continue to evaluate means of increasing non-interest income. Our approach is to apply service charges on business transaction accounts by charging fees on transaction activity (reduced by earnings credit based on customers' balances) to more equitably recover costs. We expect to continue this analysis for our other products.

NON-INTEREST EXPENSES

Total non-interest expense, as detailed below, increased $44,000 or 1.2% during the third quarter of 2002 and $502,000 or 5.0% in the first nine months of 2002 when compared to the same period in 2001. The increase in salaries and employee benefits is a result of the hiring of certain corporate positions related to the growth strategies that we have implemented, along with annual salary increases and adjustments. The increase in other expense is primarily the result of increased software maintenance expense of $50,000 and abnormally high operational charge-offs of $37,000 associated with fraud scams that hit our market place.

The following tables reflect the breakdown of other operating expense and professional fees for the three months ended September 30, 2002 and 2001(dollars in thousands):

	Three months ended
	September 30,		Change
	2002	2001	Amount	%
Salaries and employee benefits	$ 1,905	$ 1,678	$ 227	13.5
Occupancy	240	241	(1)	(0.4)
Furniture and equipment	211	256	(45)	(17.6)
Professional fees	139	95	44	46.3
Amortization	109	254	(145)	(57.1)
Other	967	1,003	(36)	(3.6)
Total	$ 3,571	$ 3,527	$ 44	1.2
	Three months ended
	September 30,		Change
	2002	2001	Amount	%
Other professional fees	$ 107	$ 64	$ 43	67.2
Legal fees	8	10	(2)	(20.0)
Examinations and audits	24	21	3	14.3
Total	$ 139	$ 95	$ 44	46.3

The following tables reflect the breakdown of other operating expense and professional fees for the nine months ended September 30, 2002 and 2001(dollars in thousands):

	Nine months ended
	September 30,		Change
	2002	2001	Amount	%
Salaries and employee benefits	$ 5,426	$ 4,729	$ 697	14.7
Occupancy	745	722	23	3.2
Furniture and equipment	683	716	(33)	(4.6)
Professional fees	429	345	84	24.3
Amortization	349	761	(412)	(54.1)
Other	2,995	2,852	143	5.0
Total	$ 10,627	$ 10,125	$ 502	5.0
	Nine months ended
	September 30,		Change
	2002	2001	Amount	%
Other professional fees	$ 332	$ 250	$ 82	32.8
Legal fees	29	33	(4)	(12.1)
Examinations and audits	68	62	6	9.7
Total	$ 429	$ 345	$ 84	24.3

The professional fees increase in 2002 reflects management's efforts to implement strategic income initiatives where we share a portion of the revenue over a stated time period as a result of the account acquisition strategy.

PROVISION FOR INCOME TAXES

The provision for income taxes was $460,000 for the third quarter of 2002 compared to $147,000 in the third quarter of 2001. For the nine-month period comparisons, the provision for income taxes was $1,326,000 in 2002 and $504,000 in 2001. The increase was primarily a result of increased levels of taxable income combined with less tax-exempt income.

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

Capital expenditures during the first nine months of 2002 were $446,000, $1,237,000 less than the same period in 2001. The large decrease is primarily the result of the building projects completed during 2001 (described below):

Major capital expenditures for 2002 were:

    Of the $446,000 capital expenditures, $241,000 was attributable to a new roof on the operations facilities and the final implementation of our new image system,
Some major capital expenditures for 2001 were:
    The majority of the $1,683,000 of capital expenditures was attributable to the new Mansfield office and operations facilities,
Our Company achieves additional liquidity primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA, and investments that mature in less than one year. The Company also has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $153 million as an additional source of liquidity.

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

	September 30,	December 31,
	2002	2001	2000	1999	1998
Non-performing loans:
Non-accruing loans	$ 1,016	$ 985	$ 488	$ 421	$ 1,495
Impaired loans	1,568	1,077	199	1,334	382
Accrual loans - 90 days or
more past due	2	111	39	78	15
Total non-performing loans	2,586	2,173	726	1,833	1,892
Foreclosed assets held for sale	259	408	508	573	529
Total non-performing assets	$ 2,845	$ 2,581	$ 1,234	$ 2,406	$ 2,421
Non-performing loans as a percent of loans
net of unearned income	0.89%	0.80%	0.28%	0.79%	0.92%
Non-performing assets as a percent of loans
net of unearned income	0.97%	0.95%	0.47%	1.04%	1.18%

Interest does not accrue on non-accrual loans. Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

Other than those disclosed above, we do not believe there are any loans classified for regulatory purposes as loss, doubtful, substandard, special mention or otherwise which will result in losses or have a material impact on future operations, liquidity or capital reserves. We are not a ware of any other information that causes us to have serious doubts as to the ability of borrowers in general to comply with repayment terms.

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

Currently, our Company has equity securities that represent only 4.8% of our investment portfolio and, therefore, equity risk is not significant.

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

We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure. A shock analysis at September 30, 2002, indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twenty-four months.

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

Item 4 - Control and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 4 - Submission of Matters to a Vote of Security Holders - Note applicable.

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

(99.1) - Independent accountant's review of financial statements for the period ended September 30, 2002.

 (99.2) - Certification of Principal Executive Officer. (99.3) - Certification of Chief Financial Officer. (b) Reports on Form 8-K - Earnings release entitled "Financial Results for the Third Quarter 2002" filed October 22, 2002.
CERTIFICATION

I, Richard E. Wilber, Chief Executive Officer, certify, that:

1. I have reviewed this quarterly report on Form 10-Q of Citizens Financial Services, Inc.;

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by otherswithin those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officer and I have indicated in this quarterly report whether ornot there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002_ By: /s/ Richard E. Wilber

By: Richard E. Wilber

President

(Chief Executive Officer)

CERTIFICATION

I, Randall E. Black, Chief Financial Officer, certify, that:

1. I have reviewed this quarterly report on Form 10-Q of Citizens Financial Services, Inc.;

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by otherswithin those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officer and I have indicated in this quarterly report whether ornot there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002_ By: /s/ Randall E. Black

By: Randall E. Black

Chief Financial Officer

(Principal Financial Officer &

Principal Accounting Officer)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Citizens Financial Services, Inc.

(Registrant)

November 8, 2002 /s/ Richard E. Wilber

By: Richard E. Wilber

President

(Principal Executive Officer)

November 8, 2002 /s/ Randall E Black

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

(99.1) - Independent accountant's review of financial statements for the period ended September 30, 2002.

 (99.2) - Certification of Principal Executive Officer.

(99.3) - Certification of Chief Financial Officer.