Form 10-K
period 2002-12-31
CITIZENS FINANCIAL SERVICES INC
filed 2003-03-14
CIK 739421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

(Title of class)

[Page]

Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___No_____

The total market value of the voting stock of the Registrant held by non-affiliates (for this purpose, persons or entities other than executive officers, directors, or 5% or more stockholders) of the Registrant, as of February 7, 2003, is $55,470,425.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 or Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The number of shares outstanding of the Registrant's Common Stock, as of February 14, 2003, is 2,826,908 shares of Common Stock, par value $1.00.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I, III and IV is incorporated by reference to Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 15, 2003.

Certain information required by Parts I, II and IV is incorporated by reference to Registrant's Annual Report to Stockholders for the Year Ended December 31, 2002.

[Page]

Citizens Financial Services, Inc.

Form 10-K

INDEX

Part I                                                                                                                           Page

Item 1-Business                                                                                                           1-4
Item 2-Properties                                                                                                         4-6

Item 3-Legal Proceedings                                                                                              6

Item 4-Submission of Matters to a Vote of Stockholders                                               6

Part II

Item 5-Market for Registrant's Common Stock and Related
           Shareholder Matters                                                                                          6

Item 6-Selected Financial Data                                                                                     6

Item 7-Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                                  7

Item 7A-Quantitative and Qualitative Disclosure
             About Market Risk                                                                                         7

Item 8-Financial Statements and Supplementary Data                                                   7

Item 9-Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                                                                7

Part III

Item 10-Directors and Executive Officers of the Registrant                                          7

Item 11-Executive Compensation                                                                                7

Item 12-Security Ownership of Certain Beneficial Owners and
             Management                                                                                                 7

Item 13-Certain Relationships and Related Transactions                                              8

Item 14-Controls and Procedures                                                                               8

Part IV

Item 15-Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K                                                                                                    8-9

Signatures                                                                                                                 10-11

Certifications                                                                                                             12-13

[Page]

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

As of December 31, 2002, First Citizens employed 179 full time equivalent employees at our 15 banking facilities.

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

[Page 1]

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

[Page 2]

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

Our company is a legal entity, separate and distinct from First Citizens. Most of our company's revenues, including funds available for payment of dividends and for operating expenses, are provided by dividends from First Citizens. Certain limitations exist on the availability of First Citizen's undistributed net assets for the payment of dividends to our parent without prior approval of First Citizens regulatory authorities as further described in Footnote 11 of the 2002 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

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

Risk-Based Capital Guidelines. The Federal Reserve, the FDIC and the Comptroller have issued certain risk-based capital guidelines, which supplement existing capital requirements and have been discussed in Footnote 11 of the 2002 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

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

[Page 3]

EFFECT OF GOVERNMENT MONETARY POLICIES

The monetary and fiscal policies of the United States government and agencies greatly affect domestic economic conditions and the economic conditions in the United States affect the earnings of our company.

The monetary policies of the Federal Reserve Board have had and will likely continue to have, an important impact on the operating results of commercial banks through our power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve Board has a major effect upon the levels of bank loans, investments and deposits through our open market operations in United States securities and through our regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies (also see page 66 of Management's Discussion and Analysis of the 2002 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference).

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

102 Desmond Street.
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

Operations Center
1163 South Main St.
Mansfield, PA 16933                                                                 1999 (New addition completed 2001)

[Page 5]

The net book value for these properties, as of December 31, 2002, was $9,297,000. The properties are adequate to meet the needs of the employees and customers. We have equipped all of our facilities with current technological improvements for data and word processing.

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

We submitted no matters to a vote of security holders in the fourth quarter of 2002.

Part II

Item 5-Market for the Registrant's Common Stock and Related

Shareholder Matters

Our company's stock is not listed on any stock exchange, but it is listed on the National Association of Securities Dealers OTC Bulletin Board electronic system, under the trading symbol CZFS.

You can find our market and dividend information on pages 27 and 46-47 of our company's 2002 Annual Report to the Stockholders, which is included at Exhibit 13, hereof and incorporated herein by reference.

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

Under the Pennsylvania Business Corporation Law of 1988, our company may pay dividends only if, after payment, our company would be able to pay our debts as they become due in the usual course of our business and our total assets will be greater than the sum of our total liabilities. See page 36 of the 2002 Annual Report to the Stockholders, for dividend restrictions of a national bank.

As of February 6, 2003, our company had approximately 1,568 stockholders of record. The computation of stockholders of record excludes individual participants in securities positions listings.

Item 6-Selected Financial Data

You can find the discussion required by this item on page 46 of the 2002 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

[Page 6]

Item 7-Management's Discussion and Analysis of Financial

Condition and Results of Operations

You can find information required by this item on pages 48 - 66 of the 2002 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

Item 7A-Quantitative and Qualitative Disclosures About Market Rate Risk

You can find information required by this item 7A on pages 64 - 66 of the 2002 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

Item 8-Financial Statements and Supplementary Data

You can find information required by this item on pages 17 - 46 of the 2002 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

Financial Statements:

Consolidated Balance Sheet as of December 31, 2002 and 2001
Consolidated Statement of Income for the Years Ended December 31, 2002, 2001 and 2000
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000
Consolidated Statement of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements
Report of Independent Certified Public Accountants
Item 9-Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure

None

Part III

Item 10-Directors and Executive Officers of the Registrant

You can find this information appearing in our Proxy Statement under the caption "Board of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" for the Annual Meeting of Stockholders to be held April 15, 2003, which sections are incorporated herein by reference.

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

[Page 7]

Item 13-Certain Relationships and Related Transactions

You can find this information appearing in our Proxy Statement under the caption "Certain Relationships and Related Transactions" which section is incorporated herein by reference.

Item 14-Controls and Procedures

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

Part IV

Item 15-Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a(1)-Financial Statements. The following consolidated financial statements of Citizens Financial Services, Inc. and subsidiary are incorporated by reference to the 2002 Annual Report:

Consolidated Balance Sheet as of December 31, 2002 and 2001
Consolidated Statement of Income for the Years Ended December 31, 2002, 2001 and 2000
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000
Consolidated Statement of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements
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

(13) - The Annual Report to Stockholders for the year ended December 31, 2002.

                               (21) - Subsidiaries of Citizens Financial Services, Inc.

                              (99.1) - Certification of Principal Executive Officer.

                              (99.2) - Certification of Chief Financial Officer.

(b) Reports on Form 8-K.

Reports on Form 8-K - Earnings release entitled "Financial Results for the Fourth Quarter 2002" filed January 23, 2003. (c) The exhibits required to be filed by this item are listed under Item 14(a)(3) above.

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
By: Richard E. Wilber                                                                   By: Randall E. Black
President, Chief Executive Officer                                                  Assistant Treasurer
(Principal Executive Officer)                                                           (Principal Financial &
                                                                                                          Accounting Officer)

Date: March 4, 2003                                                                     Date:  March 4, 2003

[Page 10]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity                                                                        Date

/s/ Richard E. Wilber                                                                       March 4, 2003
Richard E. Wilber, President, Chief Executive Officer, Director (Principal Executive Officer)

/s/ Carol J. Tama                                                                             March 4, 2003
Carol J. Tama, Director

/s/ R. Lowell Coolidge                                                                     March 4, 2003
R. Lowell Coolidge, Director

/s/ Rudolph J. van der Hiel                                                               March 4, 2003
Rudolph J. van der Hiel, Director

/s/ John E. Novak                                                                            March 4, 2003
John E. Novak, Director

/s/ William D. VanEttan                                                                   March 4, 2003
William D. VanEttan, Director

/s/ Larry J. Croft                                                                              March 4, 2003
Larry J. Croft, Director

/s/ John M. Thomas, MD                                                                  March 4, 2003
John M. Thomas, MD, Director

/s/ Mark L. Dalton                                                                           March 4, 2003
Mark L. Dalton, Director

/s/ R. Joseph Landy                                                                         March 4, 2003
R. Joseph Landy, Director

/s/ Roger C. Graham                                                                       March 4, 2003
Roger C. Graham, Director

/s/ E. Gene Kosa                                                                            March 4, 2003
E. Gene Kosa, Director

/s/ Randall E. Black                                                                       March 4, 2003
Randall E. Black, Assistant Treasurer
(Principal Financial and Accounting Officer)

[Page 11]

CERTIFICATION

I, Richard E. Wilber, Chief Executive Officer, certify, that:

1. I have reviewed this annual report on Form 10-K of Citizens Financial Services, Inc.;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): (a) All significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003                                                                         By: /s/ Richard E. Wilber
                                                                                                         By: Richard E. Wilber
                                                                                                         President
                                                                                                         (Chief Executive Officer)

[Page 12]

CERTIFICATION

I, Randall E. Black, Chief Financial Officer, certify, that:
1. I have reviewed this annual report on Form 10-K of Citizens Financial Services, Inc.;
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
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
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
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
(a) All significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003                                                             By: /s/ Randall E. Black
                                                                                             By: Randall E. Black
                                                                                             Chief Financial Officer
                                                                                             (Principal Financial Officer &
                                                                                             Principal Accounting Officer)

[Page 13]