Form 10-Q
period 2003-03-31
CITIZENS FINANCIAL SERVICES INC
filed 2003-05-06
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

May 1, 2003, 2,826,908 shares of Common Stock, par value $1.00.


Citizens Financial Services, Inc.
Form 10-Q
INDEX

PAGE
Part I  FIANCIAL INFORMATION

Item I - Financial Statements (unaudited)
Consolidated Balance Sheet as of March 31, 2003 and December 31, 2002	1
Consolidated Statement of Income for the Three Months Ended March 31, 2003 and 2002	2
Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2003 and 2002	3
Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2003 and 2002	4
        Notes to Consolidated Financial Statements
5-6
Item 2 -        Management's Discussion and Analysis of Financial
Condition and Results of Operations	7-18
Item 3 -        Quantitative and Qualitative Disclosure About Market
                Risk
19
Item 4 - Controls and Procedures
19

Part II OTHER INFORMATION
Item 1 - Legal Proceedings	20
Item 2 - Changes in Securities and Use of Proceeds
20
Item 3 - Defaults upon Senior Securities	20
Item 4 - Submission of Matters to a Vote of Security Holders	20
Item 5 - Other Information	20
Item 6 - Exhibits and Reports on Form 8-K	21
Signatures	22
Section 302 - Certification
a. Chief Executive Officer	23
b. Chief Financial Officer	24


CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31	December 31
(in thousands, except per share data)	2003	2002
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 12,264	$ 11,173
Interest-bearing	203	421
Total cash and cash equivalents	12,467	11,594

Available-for-sale securities	108,408	100,725

Loans (net of allowance for loan losses of $3,657 and $3,621)	300,685	294,836

Premises and equipment	11,018	11,134
Accrued interest receivable	1,978	1,976
Goodwill	6,905	6,905
Core deposit intangible	1,304	1,413
Other assets	4,436	4,075

TOTAL ASSETS	$ 447,201	$ 432,658

LIABILITIES:
Deposits:
Noninterest-bearing	$ 41,624	$ 40,143
Interest-bearing	339,908	332,908
Total deposits	381,532	373,051
Borrowed funds	23,130	17,027
Accrued interest payable	1,664	2,077
Other liabilities	2,009	2,097
TOTAL LIABILITIES	408,335	394,252
STOCKHOLDERS' EQUITY:
Common Stock
$1.00 par value; authorized 10,000,000 shares;
issued 2,882,070 shares in 2003 and 2002, respectively	2,882	2,882
Additional paid-in capital	9,474	9,473
Retained earnings	25,302	24,447
TOTAL	37,658	36,802
Accumulated other comprehensive income	2,157	2,553
Less: Treasury Stock, at cost
55,162 shares	(949)	(949)
TOTAL STOCKHOLDERS' EQUITY	38,866	38,406
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 447,201	$ 432,658

The accompanying notes are an integral part of these unaudited financial statements.

<Page 1>

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended
	March 31,
(in thousands, except per share data)	2003	2002
INTEREST INCOME:
Interest and fees on loans	$ 5,403	$ 5,296
Interest-bearing deposits with banks	4	6
Investment securities:
Taxable	894	1,280
Nontaxable	137	185
Dividends	82	100
TOTAL INTEREST INCOME	6,520	6,867
INTEREST EXPENSE:
Deposits	2,238	2,627
Borrowed funds	75	96
TOTAL INTEREST EXPENSE	2,313	2,723
NET INTEREST INCOME	4,207	4,144
Provision for loan losses	135	120
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,072	4,024
NON-INTEREST INCOME:
Service charges	711	736
Trust	124	134
Realized securities gains, net	259	30
Other	260	331
TOTAL NON-INTEREST INCOME	1,354	1,231
NON-INTEREST EXPENSES:
Salaries and employee benefits	1,894	1,713
Occupancy	278	251
Furniture and equipment	177	230
Professional fees	162	156
Amortization	109	126
Other	1,011	991
TOTAL NON-INTEREST EXPENSES	3,631	3,467
Income before provision for income taxes	1,795	1,788
Provision for income taxes	430	428
NET INCOME	$ 1,365	$ 1,360

OPERATING CASH EARNINGS**	$ 1,436	$ 1,443

Earnings Per Share	$ 0.48	$ 0.48
Operating Cash Earnings Per Share**	$ 0.51	$ 0.51
Cash Dividend Declared	$ 0.180	$ 0.165
**Operating cash earnings are net income before amortization of intangible assets, net of tax.

Weighted average number of shares outstanding	2,826,908	2,826,908

The accompanying notes are an integral part of these unaudited financial statements.

<Page 2>

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended
	March 31
(in thousands)		2003		2002
Net income		$ 1,365		$ 1,360
Other comprehensive income:
Unrealized losses on available for sale securities	(340)		(475)
Less: Reclassification adjustment for gains included in net income	(259)		(30)
Other comprehensive loss before tax		(599)		(505)
Income tax benefit related to other comprehensive income		(203)		(171)
Other comprehensive loss, net of tax		(396)		(334)
Comprehensive income		$ 969		$ 1,026

The accompanying notes are an integral part of these unaudited financial statements

<Page 3>

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Three Months Ended
	March 31,
(in thousands)	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,365	$ 1,360
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	135	120
Depreciation	222	262
Amortization of intangible assets	109	126
Amortization and accretion of investment securities	264	114
Deferred income taxes	5	(9)
Realized gains on securities	(259)	(30)
Realized gains on loans sold	(96)	(35)
Originations of loans held for sale	(5,117)	(2,979)
Proceeds from sales of loans held for sale	5,388	3,015
Gain on sale of foreclosed assets held for sale	-	(12)
Increase in accrued interest receivable	(2)	(26)
Increase in other assets and intangibles	(303)	(111)
Decrease in accrued interest payable	(413)	(491)
Increase in other liabilities	109	423
Net cash provided by operating activities	1,407	1,727
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	5,411	4,807
Proceeds from maturity and principal repayments of securities	11,336	7,579
Purchase of securities	(25,033)	(4,867)
Net increase in loans	(6,159)	(7,528)
Acquisition of premises and equipment	(164)	(241)
Proceeds from sale of foreclosed assets held for sale	-	89
Net cash used in investing activities	(14,609)	(161)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	8,481	(5,794)
Proceeds from long-term borrowings	307	448
Repayments of long-term borrowings	-	(310)
Net increase in short-term borrowed funds	5,796	3,460
Dividends paid	(509)	(462)
Net cash provided by (used in) financing activities	14,075	(2,658)

Net increase (decrease) in cash and cash equivalents	873	(1,092)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,594	11,480
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 12,467	$ 10,388

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 2,726	$ 3,214
Income taxes paid	$ -	$ 20

The accompanying notes are an integral part of these unaudited financial statements.

<Page 4>

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

The accompanying interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2003, and the results of operations for the interim periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2 - Earnings per Share

Earnings per share calculations give retroactive effect to stock dividends declared by the Company. The number of shares used in the earnings per share and dividends per share calculation was 2,826,908 for 2003 and 2002.

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily the result of tax-exempt income earned from state and municipal securities and loans and investment in tax credits.

Note 4 - Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which was effective January 1, 2003, did not have a material effect on the Company's financial statements.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement was effective for exit or disposal activities initiated after December 31, 2002, the adoption of which did not have a material effect on the Company's financial statements.

<Page 5>

On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies- regardless of the accounting method used- by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 were effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material effect on the Company's financial statements.

In November, 2002, the FASB issued Interpretation No.45, Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor's obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this statement did not have a material effect on the Company's financial statements.

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of Interpretation 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this statement has not and is not expected to have a material effect on the Company's financial position or results of operations.

<Page 6>

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
INTRODUCTION

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Citizens Financial Service, Inc., a bank holding company and its subsidiary (the Company). Our Company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary's (First Citizens National Bank) financial conditions and results of operations. Management's discussion and analysis should be read in conjunction with the preceding March 31, 2003 financial information. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results you may expect for the full year.

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

<Page 7>

Liquidity risk represents the inability to generate or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and obligations to depositors. The Company has established guidelines within its asset/liability policy to manage liquidity risk. These guidelines include contingent funding alternatives.

Readers should carefully review the risk factors described in other documents our Company files, from time to time, with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 2002, filed by our Company and any Current Reports on Form 8-K filed by our Company.

We face strong competition in the communities we serve from other commercial banks, savings banks, savings and loan associations and credit unions, some of which are substantially larger institutions than our subsidiary. In addition, insurance companies, investment-counseling firms, and other business firms and individuals offer personal and corporate trust services. We also compete with credit unions, issuers of money market funds, securities brokerage firms, consumer finance companies and mortgage brokers. These entities are strong competitors for virtually all types of financial services.

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

TRUST AND INVESTMENT SERVICES

Our Trust & Investment Department services range from professional estate settlement services through management of complex trust accounts to investment management and custody of securities. Our expanded Retirement and Trust Department manages retirement accounts for many area companies and individuals. We also manage many individual IRAs, both rollover and contributory.

    The Investment Department offers full service brokerage services in selected locations throughout the Bank's market area and appointments can be made in any First Citizens National Bank branch.
    The Bank offers annuities and life insurance through our insurance subsidiary, First Citizens Insurance Agency, Inc.  We will add long-term care insurance and other consumer insurance products in the near future.
FINANCIAL CONDITION

Total assets (shown in the Consolidated Balance Sheet) have increased 3.4% since year-end 2002 to $447.2 million. Total loans increased 2.0% to $304.3 million and investment securities increased 7.6% to $108.4 million since year-end 2002. Total deposits increased 2.3% to $381.5 million since year-end 2002. Explanations of variances will be described within the following appropriate sections.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $12,467,000 at March 31, 2003 compared to $11,594,000 on December 31, 2002.

We believe the liquidity needs of the Company, are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

INVESTMENTS

Our investment portfolio increased by $7,683,000 or 7.6% from December 31, 2002 to March 31, 2003. During the first quarter of 2003 we were able to increase our investments primarily as the result of a purchase of $15,000,000 of U.S. Agency Mortgage-backed securities in March 2003, in anticipation of the next three months principal repayments. During the current quarter, we sold approximately $4,649,000 of U.S. Government Agency Mortgage-backed securities along with $258,000 of equity securities. Proceeds from the fore mentioned sales along with monthly principal repayments were re-invested in Agency Mortgage-backed securities.

<Page 8>

Management monitors the earnings performance and the effectiveness of the liquidity of the investment portfolio on a regular basis. Through active balance sheet management and analysis of the securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

LOANS

The Company's loan demand increased during the first three months of 2003. We anticipate loan demand will continue during the remainder of 2003 as a result of re-financings that continue to be taking place due to the current lower interest rate environment and our continued efforts to grow the new offices that we acquired from the acquisition. The Company's lending is focused in the north central Pennsylvania market and the southern tier of New York. The composition of our loan portfolio consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally owned small businesses. New loans are generated primarily from direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants and existing customers.

As shown in the following tables (dollars in thousands), the change in total loans increased by $5,885,000 or 2.0% for the period compared to December 31, 2002. Residential mortgage lending is a principal business activity and one our Company expects to continue by providing a full complement of competitively priced conforming, nonconforming and home equity mortgages.

	March 31,		December 31,
	2003		2002
	Amount	%	Amount	%
Real estate:
Residential	$ 179,748	59.1	$ 180,332	60.4
Commercial	48,506	15.9	47,210	15.8
Agricultural	8,570	2.8	9,844	3.3
Loans to individuals
for household, family and other purchases	13,007	4.3	13,915	4.7
Commercial and other loans	17,997	5.9	18,564	6.2
State & political subdivision loans	36,514	12.0	28,592	9.6
Total loans	304,342	100.0	298,457	100.0
Less allowance for loan losses	3,657		3,621
Net loans	$ 300,685		$ 294,836

	March 31, 2003/
	December 31, 2002
	Change
	Amount	%
Real estate:
Residential	$ (584)	(0.3)
Commercial	1,296	2.7
Agricultural	(1,274)	(12.9)
Loans to individuals
for household, family and other purchases	(908)	(6.5)
Commercial and other loans	(567)	(3.1)
State & political subdivision loans	7,922	27.7
Total loans	$ 5,885	2.0

During the current period State & political subdivision loans increased 27.7% or $7,922,000 when compared to December 31, 2002. The result of this increase is primarily a result of two large long-term tax-exempt loans originated during the first quarter.

The reduction of interest rates during 2001, continue to have a positive impact on loan originations through the first quarter of 2003, as noted in the $5,100,000 of secondary mortgages originated during the current quarter. We expect that loan growth will continue for the remainder of the year.

<Page 9>

Our focus on commercial lending continues to be expanded over the past several years with the establishment of a core group of commercial lenders to handle a higher volume of small business loans.

ALLOWANCE FOR LOAN LOSSES

As shown in the following table (dollars in thousands), the Allowance for Loan Losses as a percentage of loans remained stable at 1.21% and 1.20%, at December 31, 2002 and March 31, 2003, respectively. The dollar amount of the reserve increased $36,000, since year-end 2002. The increase is a result of the provision of $135,000 expensed during the three months less net charge-offs. Gross charge-offs for the first three months of 2002 were $160,000, while recoveries were $61,000.

	March 31,	December 31,
	2003	2002	2001	2000	1999
Balance, at beginning of period	$ 3,621	$ 3,250	$ 2,777	$ 2,270	$ 2,292
Provision charged to income	135	435	445	610	475
Recoveries on loans previously
charged against the allowance	61	115	175	55	54
	3,817	3,800	3,397	2,935	2,821
Loans charged against the allowance	(160)	(179)	(147)	(158)	(551)
Balance, at end of year	$ 3,657	$ 3,621	$ 3,250	$ 2,777	$ 2,270

Allowance for loan losses as a percent
of total loans	1.20%	1.21%	1.20%	1.06%	0.98%
Allowance for loan losses as a percent
of non-performing loans	143.58%	119.94%	149.56%	382.51%	123.84%

The adequacy of the allowance for loan losses is subject to a formal analysis by management of the Company. Management deems the allowance to be adequate to absorb inherent losses probable in the portfolio, as of March 31, 2003. The Company has disclosed in its annual report on Form 10-K the process and methodology supporting the loan loss provision.

DEPOSITS

Traditional deposits continue to be the most significant source of funds for the Company. As shown in the following tables (dollars in thousands), deposits increased $8,481,000 or 2.3%, since December 31, 2002. As of March 31, 2003, non-interest-bearing deposits increased by $1,481,000, while certificate of deposits increased by $3,936,000, as a state & political customer moved money into the bank from another financial institution.

	March 31,		December 31,
	2003		2002
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 41,624	10.9	$ 40,143	10.8
NOW accounts	51,859	13.6	51,304	13.8
Savings deposits	35,713	9.4	33,683	9.0
Money market deposit accounts	46,613	12.2	46,134	12.4
Certificates of deposit	205,723	53.9	201,787	54.1
Total	$ 381,532	100.0	$ 373,051	100.0

	March 31, 2003/
	December 31, 2002
	Change
	Amount	%
Non-interest-bearing deposits	$ 1,481	3.7
NOW accounts	555	1.1
Savings deposits	2,030	6.0
Money market deposit accounts	479	1.0
Certificates of deposit	3,936	2.0
Total	$ 8,481	2.3

<Page 10>

BORROWED FUNDS

Borrowed funds increased $6,103,000 during the first three months of 2003. The increase occurred primarily within our cash management repurchase agreements with one customer depositing $5,670,000 during the current quarter. The Company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home Loan Bank.

In November 2000, the holding company borrowed $2,000,000 to invest in the bank subsidiary. This increased the Bank's capital and improved the negative impact on the regulatory capital ratios as a result of the branch acquisition (approximately $9.7 million in goodwill). On February 11, 2003 the holding company paid off the $2,000,000 loan, which was funded by an operating dividend of $1,750,000 from the bank. The bank and holding company are still well capitalized as a result of this payoff.

STOCKHOLDERS' EQUITY

We evaluate stockholders' equity in relation to total assets and the risk associated with those assets. The greater the capital resources, the more likely a corporation is to meet its cash obligations and absorb unforeseen losses. For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total Stockholders' Equity was $38,866,000, at March 31, 2003 compared to $38,406,000, at December 31, 2002, an increase of $460,000 or 1.2%. In the first three months, the Company earned $1,365,000 and declared dividends of $509,000, a dividend payout ratio of 37.3% of net income.

All of the Company's investment securities are classified as available-for-sale making this portion of the Company's balance sheet more sensitive to the changing market value of investments. Short-term interest rates in the first three months of 2003 have remained consistent with a slight decline in longer-term rates since the end of 2002. This situation has caused a decrease in the accumulated other comprehensive income which is included in stockholders' equity of $396,000 since December 31, 2002.

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

	March 31,		December 31,
	2003		2002
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$ 32,020	11.63%	$ 31,036	11.52%
For capital adequacy purposes	22,017	8.00%	21,552	8.00%
To be well capitalized	27,521	10.00%	26,939	10.00%

Tier I capital (to risk-weighted assets)
Company	$ 28,484	10.35%	$ 27,522	10.22%
For capital adequacy purposes	11,008	4.00%	10,776	4.00%
To be well capitalized	16,513	6.00%	16,164	6.00%

Tier I capital (to average assets)
Company	$ 28,484	6.83%	$ 27,522	6.48%
For capital adequacy purposes	16,679	4.00%	16,978	4.00%
To be well capitalized	20,849	5.00%	21,223	5.00%

On April 4, 2001, our Company filed a Registration Statement on Form S-3 establishing a Dividend Re-Investment Plan (DRIP), which was effective for the second quarter dividend in 2001. As of March 31, 2003 we have 356 shareholders participating representing 280,681 shares and the total number of shares purchased since the inception of the plan is 11,153.

<Page 11>

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Company had net income of $1,365,000, for the first three months of 2003. Earnings per share, for the respective period was $0.48. Net income was $1,360,000, for the first three months of 2002, which equates to earnings per share of $0.48. The return on assets and the return on equity, for the three months of 2003, were 1.28% and 15.11%. Details of the reasons for this change are discussed on the following pages.

Operating cash earnings for the three month period ending March 31, 2003, was $1,436,000, an decrease of $7,000 or .5%, from the $1,443,000 for the 2002 related period. Operating cash earnings per share was $0.51, during the first three months of 2003, compared with $0.51, during the comparable 2002 period.

NET INTEREST INCOME

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income, for the first three months of 2003, after provision for loan losses, was $4,072,000, an increase of $48,000, compared to an increase of $750,000, at March 31, 2002. The Bank experienced an increase in average earning assets since March 31, 2002 of 2.6%, which came primarily from our continued efforts to grow the new offices.

The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders' equity, the related rates, net interest income and rate "spread" created:

<Page 12>

	March 31, 2003			March 31, 2002			March 31, 2001
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	1,383	4	1.17	1,482	6	1.64	10,795	147	5.52
Total short-term investments	1,383	4	1.17	1,482	6	1.64	10,795	147	5.52
Investment securities:
Taxable	83,719	1,000	4.78	92,701	1,404	6.06	78,861	1,315	6.67
Tax-exempt (3)	12,200	207	6.79	16,264	280	6.89	19,558	335	6.85
Total investment securities	95,919	1,207	5.03	108,965	1,684	6.18	98,419	1,650	6.71
Loans:
Residential mortgage loans	180,351	3,279	7.37	166,371	3,266	7.96	156,372	3,274	8.49
Commercial & farm loans	75,487	1,506	8.09	70,731	1,416	8.12	69,129	1,540	9.03
Loans to state & political subdivisions	29,437	470	6.48	24,520	420	6.95	23,465	473	8.18
Other loans	13,299	303	9.24	13,719	334	9.87	14,559	385	10.72
Loans, net of discount (2)(3)(4)	298,574	5,558	7.55	275,341	5,436	8.01	263,525	5,672	8.73
Total interest-earning assets	395,876	6,769	6.93	385,788	7,126	7.49	372,739	7,469	8.13
Cash and due from banks	8,945			8,989			10,558
Bank premises and equipment	11,168			11,818			10,942
Other assets	9,214			9,092			11,021
Total non-interest earning assets	29,327			29,899			32,521
Total assets	425,203			415,687			405,260
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	51,981	61	0.48	50,294	74	0.60	47,147	189	1.63
Savings accounts	34,347	36	0.43	32,747	43	0.53	31,763	108	1.38
Money market accounts	45,959	142	1.25	48,596	212	1.77	50,015	563	4.58
Certificates of deposit	203,151	1,999	3.99	199,697	2,298	4.67	197,043	2,834	5.85
Total interest-bearing deposits	335,438	2,238	2.71	331,334	2,627	3.22	325,968	3,694	4.61
Other borrowed funds	11,772	75	2.58	13,458	96	2.89	11,091	121	4.44
Total interest-bearing liabilities	347,210	2,313	2.70	344,792	2,723	3.20	337,059	3,815	4.59
Demand deposits	37,838			35,901			35,008
Other liabilities	4,039			2,322			2,876
Total non-interest-bearing liabilities	41,877			38,223			37,884
Stockholders' equity	36,116			32,672			30,317
Total liabilities & stockholders' equity	425,203			415,687			405,260
Net interest income		4,456			4,403			3,654
Net interest spread (5)			4.23%			4.29%			3.54%
Net interest income as a percentage
of average interest-earning assets			4.56%			4.63%			3.99%
Ratio of interest-earning assets
to interest-bearing liabilities			1.14			1.12			1.11

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

<Page 13>

We continue to experience an attractive interest margin percentage during the first three months of 2003, which is similar to our improving margin we experienced during 2002 , compared to the narrowing margin that we have experienced in 2001 and prior. Currently, the yield curve is extremely steep beyond 3 months. Most of the Company's investments, loans, deposits and borrowings are priced or re-priced along the three month to five-year portion of the yield curve and a more normal yield curve should enable us to maintain our current favorable net interest margin. We continue to review various pricing and investment strategies to enhance deposit growth while maintaining or expanding the current interest margin.

The following table shows the effect of changes in volume and rate on interest income and expense. Tax-exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory federal income tax rate of 34%, for the three month period ended March 31 (dollars in thousands):

	2003 vs. 2002 (1)			2002 vs. 2001 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ -	$ (2)	$ (2)	$ 355	$ (496)	$ (141)
Investment securities:
Taxable	(160)	(244)	(404)	217	(128)	89
Tax-exempt	(69)	(4)	(73)	(57)	2	(55)
Total investments	(229)	(248)	(477)	160	(126)	34
Loans:
Residential mortgage loans	264	(251)	13	203	(211)	(8)
Commercial & farm loans	95	(5)	90	35	(159)	(124)
Loans to state & political subdivisions	80	(30)	50	20	(73)	(53)
Other loans	(11)	(20)	(31)	(27)	(24)	(51)
Total loans, net of discount	428	(306)	122	231	(467)	(236)
Total Interest Income	199	(556)	(357)	746	(1,089)	(343)
Interest Expense:
Interest-bearing deposits:
NOW accounts	2	(15)	(13)	12	(127)	(115)
Savings accounts	2	(9)	(7)	3	(68)	(65)
Money Market accounts	(12)	(58)	(70)	(17)	(334)	(351)
Certificates of deposit	39	(338)	(299)	38	(574)	(536)
Total interest-bearing deposits	31	(420)	(389)	36	(1,103)	(1,067)
Other borrowed funds	(3)	(18)	(21)	22	(47)	(25)
Total interest expense	28	(438)	(410)	58	(1,150)	(1,092)
Net interest income	$ 171	$ (118)	$ 53	$ 688	$ 61	$ 749
(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

As can be seen from the preceding tables, tax equivalent net interest income rose from $3,654,000, in 2001, to $4,403,000, in 2002, and increased to $4,456,000, in 2003. In the period ending March 31, 2003, net interest income increased $53,000, while overall spread decreased from 4.29% to 4.23%. The increased volume of interest-earning assets generated an increase in interest income of $199,000 while increased volume of interest-bearing liabilities produced $28,000 of interest expense. The change in volume resulted in an increase of $171,000 in net interest income. The net change in rate was a negative $118,000, resulting in a total positive net change of $53,000, when combined with change in volume. The yield on interest-earning assets decreased 56 basis points from 7.49% to 6.93% and the average interest rate on interest-bearing liabilities decreased 50 basis points, from 3.20% to 2.70%, because of the previously described changes to the yield curve.

<Page 14>

PROVISION FOR LOAN LOSSES

The provision for loan losses was $135,000 for the three-month period, ended March 31, 2003, compared to $120,000, for the same period in 2002.

This provision was appropriate given management's quarterly review of the allowance for loan losses that is based on the following information: migration analysis of delinquent and non-accrual loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative adjustments and peer comparisons.

NON-INTEREST INCOME

Non-interest income, as detailed below, increased $123,000 or 10.0%, for the first three months of 2003, when compared to the same period in 2002. Service charge income continues to be the primary source of non-interest income. For the first three months, account service charges totaled $711,000 compared to $736,000 last year. The trust income decreased for the three-month period as the result of estate fees in the 2002 period. Other income decreased $71,000 for the first three months of 2003, when compared to the same period in 2002. This decrease is due to $33,000 less insurance commissions from our insurance agency along with a $48,000 insurance claim recognized in 2002 on one of our corporate buildings.

The following table shows the breakdown of non-interest income for the three months ended March 31, 2003 and 2002(dollars in thousands):

	Three months ended
	March 31,		Change
	2003	2002	Amount	%
Service charges	$ 711	$ 736	$ (25)	(3.4)
Trust	124	134	(10)	(7.5)
Other	260	331	(71)	(21.5)
Realized securities gains, net	259	30	229	763.3
Total	$ 1,354	$ 1,231	$ 123	10.0

In an effort to take advantage of current market conditions, we elected to sell and reinvest approximately $4,906,000 of investment securities in the first three months of 2003, which resulted in $259,000 of security gains.

We continue to evaluate means of increasing non-interest income. Our approach is to apply service charges on business transaction accounts by charging fees on transaction activity (reduced by earnings credit based on customers' balances) to more equitably recover costs. We expect to continue this analysis for our other products.

<Page 15>

NON-INTEREST EXPENSES

Total non-interest expense, as detailed below, increased $164,000 or 4.7%, for the first three months of 2003, when compared to the same period in 2002. The increase in salaries and employee benefits is a result of the filling of some corporate positions related to the growth strategies that we have implemented, along with annual salary increases and adjustments. The increase in occupancy expense is primarily the result of increased maintenance expense of $23,000 associate with the hard winter weather season we have experienced in the first quarter of 2003.

The following tables reflect the breakdown of non-interest expense and professional fees as of March 31, 2003 and 2002(dollars in thousands):

	Three months ended
	March 31,		Change
	2003	2002	Amount	%
Salaries and employee benefits	$ 1,894	$ 1,713	$ 181	10.6
Occupancy	278	251	27	10.8
Furniture and equipment	177	230	(53)	(23.0)
Professional fees	162	156	6	3.8
Amortization	109	126	(17)	(13.5)
Other	1,011	991	20	2.0
Total	$ 3,631	$ 3,467	$ 164	4.7

	Three months ended
	March 31,		Change
	2003	2002	Amount	%
Other professional fees	$ 113	$ 128	$ (15)	(11.7)
Legal fees	23	6	17	283.3
Examinations and audits	26	22	4	18.2
Total	$ 162	$ 156	$ 6	3.8

The professional fee expense in 2003 reflects costs associated with a workflow process review, which was initiated in the fourth quarter of 2002.

PROVISION FOR INCOME TAXES

The provision for income taxes was $430,000 for the three-month period ended March 31, 2003 compared to $428,000, for the same period in 2002. The increase was primarily a result of increased taxable income.

We have entered into two limited partnership agreements to establish low-income housing projects in our market area. As a result of these agreements for tax purposes, we have recognized $228,000 out of a total $911,000 from one project and $48,000 out of a total $385,000 on the second project, which was completed in November 2001. A total of approximately $1,290,000 of tax credits is anticipated over a ten-year period.

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

<Page 16>

Cash generated by operating activities, investing activities and financing activities influences liquidity management. The most important source of funds is the deposits that are primarily core deposits (deposits from customers with other relationships). Short-term debt from the Federal Home Loan Bank supplements our Company's availability of funds. Another source of short-term liquidity is the sale of loans if needed.

Our Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented. Other significant uses of funds include capital expenditures. Surplus funds are then invested in investment securities.

Capital expenditures during the first three months of 2003 were $164,000, $77,000 less than the same period in 2002.

Our Company achieves additional liquidity primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA, and investments that mature in less than one year. The Company also has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $169 million as an additional source of liquidity.

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

	March 31,	December 31,
	2003	2002	2001	2000	1999
Non-performing loans:
Non-accruing loans	$ 522	$ 1,064	$ 985	$ 488	$ 421
Impaired loans	1,862	1,916	1,077	199	1,334
Accrual loans - 90 days or
more past due	163	39	111	39	78
Total non-performing loans	2,547	3,019	2,173	726	1,833
Foreclosed assets held for sale	222	221	408	508	573
Total non-performing assets	$ 2,769	$ 3,240	$ 2,581	$ 1,234	$ 2,406
Non-performing loans as a percent of loans
net of unearned income	0.84%	1.01%	0.80%	0.28%	0.79%
Non-performing assets as a percent of loans
net of unearned income	0.91%	1.09%	0.95%	0.47%	1.04%

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

<Page 17>

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

We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure. A shock analysis during the first quarter of 2003, indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twenty-four months.

GENERAL

The majority of assets and liabilities of a financial institution are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets and on non-interest expenses, which tend to rise during periods of general inflation. The action by the Federal Reserve of decreasing short-term interest rates will help ensure that the level of inflation remains at a relatively low level.

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

<Page 18>

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

No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 2002.

Item 4-Control and Procedures

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

<Page 19>

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

Item 2 - Changes in Securities and use of Proceeds - Note applicable.

Item 3 - Defaults Upon Senior Securities - Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

Citizens Financial Services held its Annual Meeting of Shareholders on April 15, 2003, for the purpose of electing three directors and to transact such other business as would properly come before the meeting. Results of shareholder voting on these individuals were as follows:

1.    Election of Class 3 Directors whose term will expire in 2006

	For	Withhold Authority
William D. Van Etten	2,203,946	47,966
E. Gene Kosa	2,204,654	47,258
R. Joseph Landy	2,204,654	47,258
Roger C. Graham, Jr.	2,205,013	46,899

The total shares voted at the annual meeting were 2,251,912.

Item 5 - Other Information - None.

<Page 20>

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

(99.1) - Independent accountant's review of financial statements for the period ended March 31, 2003.
(99.2) - Certification of Principal Executive Officer.
(99.3) - Certification of Chief Financial Officer.

 (b) Reports on Form 8-K - Earnings release entitled "Citizens Financial Services, Inc. Reports First Quarter earnings" filed April 14, 2003.

  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Citizens Financial Services, Inc.
(Registrant)

May 6, 2003
/s/ Richard E. Wilber
By: Richard E. Wilber
President
(Principal Executive Officer)

May 6, 2003
/s/ Randall E. Black
By: Randall E. Black
Assistant Treasurer
(Principal Financial Officer &
Principal Accounting Officer)

<Page 22>

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

Date: May 6, 2003_

By: /s/ Richard E. Wilber
By: Richard E. Wilber
President
(Chief Executive Officer)

<Page 23>

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

Date: May 6, 2003_

By: /s/ Randall E. Black
By: Randall E. Black
Chief Financial Officer
(Principal Financial Officer &
Principal Accounting Officer)

<Page 24>