Form 10-Q
period 2003-06-30
CITIZENS FINANCIAL SERVICES INC
filed 2003-08-06
CIK 739421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

Indicate by checkmark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act). Yes____ No __X___

The number of shares outstanding of the Registrant's Common Stock, as of
August 1, 2003, 2,854,688 shares of Common Stock, par value $1.00.

Citizens Financial Services, Inc.
Form 10-Q

INDEX

PAGE
Part I  FIANCIAL INFORMATION

Item I - Financial Statements (unaudited)
Consolidated Balance Sheet as of June 30, 2003 and December 31, 2002	1
Consolidated Statement of Income for the Three Months and Six Months Ended June 30, 2003 and 2002	2
Consolidated Statement of Comprehensive Income for the Three Months and Six Months Ended June 30, 2003 and 2002	3
Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2003 and 2002	4
        Notes to Consolidated Financial Statements
5-7
Item 2 -        Management's Discussion and Analysis of Financial
Condition and Results of Operations	8-19
Item 3 -        Quantitative and Qualitative Disclosure About Market
                Risk
20
Item 4 - Controls and Procedures
20

Part II OTHER INFORMATION
Item 1 - Legal Proceedings	21
Item 2 - Changes in Securities and Use of Proceeds
21
Item 3 - Defaults upon Senior Securities	21
Item 4 - Submission of Matters to a Vote of Security Holders	21
Item 5 - Other Information	21
Item 6 - Exhibits and Reports on Form 8-K	22
Signatures	23
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30	December 31
(in thousands, except per share data)	2003	2002
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 13,255	$ 11,173
Interest-bearing	9,955	421
Total cash and cash equivalents	23,210	11,594

Available-for-sale securities	96,289	100,725

Loans (net of allowance for loan losses of $3,769 and $3,621)	299,188	294,836

Premises and equipment	10,966	11,134
Accrued interest receivable	1,720	1,976
Goodwill	6,905	6,905
Core deposit intangible	1,195	1,413
Other assets	6,976	4,075

TOTAL ASSETS	$ 446,449	$ 432,658

LIABILITIES:
Deposits:
Noninterest-bearing	$ 44,475	$ 40,143
Interest-bearing	347,403	332,908
Total deposits	391,878	373,051
Borrowed funds	11,857	17,027
Accrued interest payable	1,626	2,077
Other liabilities	1,642	2,097
TOTAL LIABILITIES	407,003	394,252
STOCKHOLDERS' EQUITY:
Common Stock
$1.00 par value; authorized 10,000,000 shares;
issued 2,882,070 shares in 2003 and 2002, respectively	2,882	2,882
Additional paid-in capital	9,474	9,473
Retained earnings	26,161	24,447
TOTAL	38,517	36,802
Accumulated other comprehensive income	1,878	2,553
Less: Treasury Stock, at cost
55,162 shares	(949)	(949)
TOTAL STOCKHOLDERS' EQUITY	39,446	38,406
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 446,449	$ 432,658

The accompanying notes are an integral part of these unaudited financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2003	2002	2003	2002
INTEREST INCOME:
Interest and fees on loans	$ 5,315	$ 5,314	$ 10,719	$ 10,610
Interest-bearing deposits with banks	17	25	21	31
Investment securities:
Taxable	871	1,226	1,765	2,506
Nontaxable	121	167	258	352
Dividends	77	93	159	193
TOTAL INTEREST INCOME	6,401	6,825	12,922	13,692
INTEREST EXPENSE:
Deposits	2,190	2,537	4,429	5,164
Borrowed funds	74	95	149	191
TOTAL INTEREST EXPENSE	2,264	2,632	4,578	5,355
NET INTEREST INCOME	4,137	4,193	8,344	8,337
Provision for loan losses	120	90	255	210
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,017	4,103	8,089	8,127
NON-INTEREST INCOME:
Service charges	772	776	1,482	1,512
Trust	171	148	295	282
Other	199	222	361	517
Gains on loans sold	129	8	226	44
Realized securities gains, net	140	186	400	216
TOTAL NON-INTEREST INCOME	1,411	1,340	2,764	2,571
NON-INTEREST EXPENSES:
Salaries and employee benefits	1,942	1,808	3,836	3,521
Occupancy	240	254	518	505
Furniture and equipment	176	242	354	472
Professional fees	142	134	304	290
Amortization	109	114	217	240
Other	1,021	1,038	2,032	2,029
TOTAL NON-INTEREST EXPENSES	3,630	3,590	7,261	7,057
Income before provision for income taxes	1,798	1,853	3,592	3,641
Provision for income taxes	416	438	846	866
NET INCOME	$ 1,382	$ 1,415	$ 2,746	$ 2,775

Earnings Per Share	$ 0.49	$ 0.50	$ 0.97	$ 0.98
Cash Dividend Declared	$ 0.185	$ 0.170	$ 0.365	$ 0.335

Weighted average number of shares outstanding	2,826,908	2,826,908	2,826,908	2,826,908

The accompanying notes are an integral part of these unaudited financial statements.
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Six Months Ended
	June 30				June 30
(in thousands)		2003		2002		2003		2002
Net income		$ 1,382		$ 1,415		$ 2,746		$ 2,775
Other comprehensive income:
Unrealized gains (losses) on available for sale securities	(283)		1,684		(623)		1,210
Less: Reclassification adjustment for gains included in net income	(140)		(186)		(400)		(216)
Other comprehensive income (loss) before tax		(423)		1,498		(1,023)		994
Income tax expense (benefit) related to other comprehensive income		(144)		509		(348)		338
Other comprehensive income (loss), net of tax		(279)		989		(675)		656
Comprehensive income		$ 1,103		$ 2,404		$ 2,071		$ 3,431

The accompanying notes are an integral part of these unaudited financial statements.
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Six Months Ended
	June 30,
(in thousands)	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,746	$ 2,775
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	255	210
Depreciation	453	526
Amortization of intangible assets	217	240
Amortization and accretion of investment securities	557	237
Deferred income taxes	(136)	10
Realized gains on securities	(400)	(216)
Realized gains on loans sold	(226)	(44)
Gains on sales or disposals of premises and equipment	-	(30)
Originations of loans held for sale	(15,440)	(5,573)
Proceeds from sales of loans held for sale	15,566	5,617
Gain on sale of foreclosed assets held for sale	-	(53)
Decrease (increase) in accrued interest receivable	256	(34)
Increase in other assets and intangibles	(866)	(609)
Decrease in accrued interest payable	(451)	(520)
Increase in other liabilities	28	167
Net cash provided by operating activities	2,559	2,703
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	7,592	10,646
Proceeds from maturity and principal repayments of securities	26,317	13,316
Purchase of securities	(30,217)	(15,225)
Net increase in loans	(4,595)	(13,608)
Purchase of bank owned life insurance	(2,333)	-
Acquisition of premises and equipment	(333)	(362)
Proceeds from sale of premises and equipment	-	275
Proceeds from sale of foreclosed assets held for sale	-	303
Net cash used in investing activities	(3,569)	(4,655)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	18,828	6,995
Proceeds from long-term borrowings	638	1,156
Repayments of long-term borrowings	(303)	(949)
Net (decrease) increase in short-term borrowed funds	(5,505)	354
Dividends paid	(1,032)	(938)
Net cash provided by financing activities	12,626	6,618

Net increase in cash and cash equivalents	11,616	4,666

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,594	11,480
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 23,210	$ 16,146
Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 5,029	$ 5,875
Income taxes paid	$ 745	$ 895

The accompanying notes are an integral part of these unaudited financial statements.
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

The accompanying interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2003, and the results of operations for the interim periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption,
thereby eliminating the ramp-up effect. FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies-regardless of the accounting method used-by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 were effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material effect on the Company's financial statements.

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

In April, 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that
warrants special reporting in the statement of cash flows. FAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement has not and is not expected to have a material effect on the Company's reported equity.

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
INTRODUCTION

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Citizens Financial Service, Inc., a bank holding company and its subsidiary (the Company). Our Company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary's (First Citizens National Bank) financial conditions and results of operations. Management's discussion and analysis should be read in conjunction with the preceding June 30, 2003 financial information. The results of operations for the six months ended June 30, 2003 and 2002 are not necessarily indicative of the results you may expect for the full year.

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
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
FINANCIAL CONDITION

Total assets (shown in the Consolidated Balance Sheet) have increased 3.2% since year-end 2002 to $446.5 million. Total loans increased 1.5% to $303 million and investment securities decreased 4.4% to $96.3 million since year-end 2002. Total deposits increased 5.1% to $391.9 million since year-end 2002. Explanations of variances will be described within the following appropriate sections.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $23,210,000 at June 30, 2003 compared to $11,594,000 on December 31, 2002. Noninterest-bearing cash increased $2,082,000 since year-end 2002, while interest-bearing cash increased $9,534,000 during that same period. We continue to experience significant monthly principal repayments from our mortgage backed securities portfolio.

We believe the liquidity needs of the Company, are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

INVESTMENTS

Our investment portfolio decreased by $4,436,000 or 4.4% from December 31, 2002 to June 30, 2003. Our investment portfolio has decreased primarily as result of mortgage-backed securities monthly principal payments. We have utilized the cash from those principal payments for loan growth and re-investment purposes. During the first six months, we sold approximately $4,648,000 of U.S. Government Agency Mortgage-backed securities, $2,080,000 of Corporate Bonds, along with $864,000 of equity securities. Proceeds from the fore mentioned sales along with monthly principal repayments were re-invested in Agency Mortgage-backed securities.
Management monitors the earnings performance and the effectiveness of the liquidity of the investment portfolio on a regular basis. Through active balance sheet management and analysis of the securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

LOANS

The Company's loan demand continued to increase during the first six months of 2003. We anticipate loan demand will continue during the remainder of 2003 as a result of re-financings that continue to be taking place due to the current lower interest rate environment and our continued efforts to grow new business within our offices. The Company's lending is focused in the north central Pennsylvania market and the southern tier of New York. The composition of our loan portfolio consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally owned small businesses. New loans are generated primarily from direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants and existing customers.

As shown in the following tables (dollars in thousands), the change in total loans increased by $4,500,000 or 1.5% for the period compared to December 31, 2002. Residential mortgage lending is a principal business activity and one our Company expects to continue by providing a full complement of competitively priced conforming, nonconforming and home equity mortgages.

	June 30,		December 31,
	2003		2002
	Amount	%	Amount	%
Real estate:
Residential	$ 176,548	58.3	$ 180,332	60.4
Commercial	50,698	16.7	47,210	15.8
Agricultural	9,042	3.0	9,844	3.3
Loans to individuals
for household, family and other purchases	12,296	4.0	13,915	4.7
Commercial and other loans	17,484	5.8	18,564	6.2
State & political subdivision loans	36,889	12.2	28,592	9.6
Total loans	302,957	100.0	298,457	100.0
Less allowance for loan losses	3,769		3,621
Net loans	$ 299,188		$ 294,836

	June 30, 2003/
	December 31, 2002
	Change
	Amount	%
Real estate:
Residential	$ (3,784)	(2.1)
Commercial	3,488	7.4
Agricultural	(802)	(8.1)
Loans to individuals
for household, family and other purchases	(1,619)	(11.6)
Commercial and other loans	(1,080)	(5.8)
State & political subdivision loans	8,297	29.0
Total loans	$ 4,500	1.5

During the current period State & political subdivision loans increased 29.0% or $8,297,000 when compared to December 31, 2002. The result of this increase is primarily a result of two large long-term tax-exempt loans originated during the first six months.

The reduction of interest rates during 2002 and 2003, continue to have a positive impact on loan originations through the first half of 2003, as noted in the $15,440,000 of secondary mortgages originated during the current quarter. Loan sales have increased as a result of our effort to manage our liquidity and interest rate risk. We expect loan originations to continue the remainder of the year.
Our focus on commercial lending continues to be expanded over the past several years with the establishment of a core group of commercial lenders to handle a higher volume of small business loans.

ALLOWANCE FOR LOAN LOSSES

As shown in the following table (dollars in thousands), the Allowance for Loan Losses as a percentage of loans was 1.24% and 1.21%, at June 30, 2003 and December 31, 2002, respectively. The dollar amount of the reserve increased $148,000, since year-end 2002. The increase is a result of the provision of $255,000 expensed during the six months less net charge-offs. Gross charge-offs for the first six months of 2003 were $191,000, while recoveries were $84,000.

	June 30,	December 31,
	2003	2002	2001	2000	1999
Balance, at beginning of period	$ 3,621	$ 3,250	$ 2,777	$ 2,270	$ 2,292
Provision charged to income	255	435	445	610	475
Recoveries on loans previously
charged against the allowance	84	115	175	55	54
	3,960	3,800	3,397	2,935	2,821
Loans charged against the allowance	(191)	(179)	(147)	(158)	(551)
Balance, at end of year	$ 3,769	$ 3,621	$ 3,250	$ 2,777	$ 2,270
Allowance for loan losses as a percent
of total loans	1.24%	1.21%	1.20%	1.06%	0.98%

Allowance for loan losses as a percent
of non-performing loans	156.07%	119.94%	149.56%	382.51%	123.84%

The adequacy of the allowance for loan losses is subject to a formal analysis by management of the Company. Management deems the allowance to be adequate to absorb inherent losses probable in the portfolio, as of June 30, 2003. The Company has disclosed in its annual report on Form 10-K the process and methodology supporting the loan loss provision.

DEPOSITS

Traditional deposits continue to be the most significant source of funds for the Company. As shown in the following tables (dollars in thousands), deposits increased $18,827,000 or 5.0%, since December 31, 2002. As of June 30, 2003, non-interest-bearing deposits increased by $4,332,000, as a direct result of re-opening the treasury tax and loan (TT&L) program offered by the Federal Reserve. NOW and money market deposit accounts increased by $4,323,000 and $3,724,000, respectively, due largely to additional school district and county deposits of $6,617,000, being made during June of 2003.

	June 30,		December 31,
	2003		2002
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 44,475	11.4	$ 40,143	10.8
NOW accounts	55,627	14.2	51,304	13.7
Savings deposits	36,918	9.4	33,683	9.0
Money market deposit accounts	49,858	12.7	46,134	12.4
Certificates of deposit	205,000	52.3	201,787	54.1
Total	$ 391,878	100.0	$ 373,051	100.0

	June 30, 2003/
	December 31, 2002
	Change
	Amount	%
Non-interest-bearing deposits	$ 4,332	10.8
NOW accounts	4,323	8.4
Savings deposits	3,235	9.6
Money market deposit accounts	3,724	8.1
Certificates of deposit	3,213	1.6
Total	$ 18,827	5.0


BORROWED FUNDS

Borrowed funds decreased $5,170,000 during the first six months of 2003. The decrease occurred primarily within our overnight borrowings with the Federal Home Loan Bank, as our funding needs were met with the fore mentioned deposit growth that we have experienced. The Company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home Loan Bank.

In November 2000, the holding company borrowed $2,000,000 to invest in the bank subsidiary. This increased the Bank's capital and improved the negative impact on the regulatory capital ratios as a result of the branch acquisition (approximately $9.7 million in goodwill). On February 11, 2003 the holding company paid off the $2,000,000 loan, which was funded by an operating dividend of $1,750,000 from the bank. The bank and holding company are still well capitalized in spite of this payoff.

STOCKHOLDERS' EQUITY

We evaluate stockholders' equity in relation to total assets and the risk associated with those assets. The greater the capital resources, the more likely a corporation is to meet its cash obligations and absorb unforeseen losses. For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total Stockholders' Equity was $39,446,000, at June 30, 2003 compared to $38,406,000, at December 31, 2002, an increase of $1,040,000 or 2.7%. In the first six months, the Company earned $2,746,000 and declared dividends of $1,032,000, a dividend payout ratio of 37.6% of net income.

All of the Company's investment securities are classified as available-for-sale making this portion of the Company's balance sheet more sensitive to the changing market value of investments. Short-term interest rates in the first six months of 2003 have declined 25 basis points with long-term rates also declining since the end of 2002. This situation has caused a decrease in the accumulated other comprehensive income which is included in stockholders' equity of $675,000 since December 31, 2002.

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

	June 30,		December 31,
	2003		2002
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$ 32,934	11.80%	$ 31,036	11.52%
For capital adequacy purposes	22,329	8.00%	21,552	8.00%
To be well capitalized	27,911	10.00%	26,939	10.00%

Tier I capital (to risk-weighted assets)
Company	$ 29,441	10.55%	$ 27,522	10.22%
For capital adequacy purposes	11,165	4.00%	10,776	4.00%
To be well capitalized	16,747	6.00%	16,164	6.00%

Tier I capital (to average assets)
Company	$ 29,441	6.84%	$ 27,522	6.48%
For capital adequacy purposes	17,225	4.00%	16,978	4.00%
To be well capitalized	21,531	5.00%	21,223	5.00%

On April 4, 2001, our Company filed a Registration Statement on Form S-3 establishing a Dividend Re-Investment Plan (DRIP), which was effective for the second quarter dividend in 2001. As of June 30, 2003 we have 379 shareholders participating in the plan, representing 290,134 shares and the total number of shares purchased since the inception of the plan is 12,653.

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Company had net income of $1,382,000 and $2,746,000 for the second quarter and first six months of 2003, respectively. Earnings per share, for the respective periods were $0.49 and $0.97. Net income was $1,415,000 and $2,775,000 for the second quarter and first six months of 2002, which equates to earnings per share of $0.50 and $0.98, respectively. The return on average assets and the return on average equity, for the first six months of 2003, were 1.27% and 15.04%. Details of the reasons for this change are discussed on the following pages.

Operating cash earnings (net income before amortization of intangible assets, net of tax) were $1,453,000 and $2,890,000 for the second quarter and first six months of 2003, respectively, a decrease of $38,000 and $44,000, from the $1,491,000 and $2,934,000 for the 2002 related period. Operating cash earnings per share were $0.51 and $1.02, during the second quarter and first six months of 2003, compared with $0.53 and $1.04, during the comparable 2002 period.

NET INTEREST INCOME

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income, after provision for loan losses, totaled $4,017,000 in the second quarter, a decrease of $86,000 or 2.1%, over the second quarter of 2002 and totaled $8,089,000 for the six months of 2003, a decrease of $38,000 or 0.5% over the prior year. The Bank experienced an increase in earning assets in the past six months of 1.8%, which came primarily from our continued efforts to grow our existing offices.

The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders' equity, the related rates, net interest income and rate "spread" created:

			Analysis of Average Balances and Interest Rates (1)

	June 30, 2003			June 30, 2002			June 30, 2001
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	3,924	21	1.08	4,066	31	1.54	14,966	343	4.62
Total short-term investments	3,924	21	1.08	4,066	31	1.54	14,966	343	4.62
Investment securities:
Taxable	86,170	1,972	4.58	91,869	2,746	5.98	80,384	2,671	6.65
Tax-exempt (3)	11,529	390	6.77	15,490	533	6.88	19,091	654	6.85
Total investment securities	97,699	2,362	4.84	107,359	3,279	6.11	99,475	3,325	6.69
Loans:
Residential mortgage loans	179,430	6,551	7.36	168,340	6,564	7.86	157,652	6,618	8.47
Commercial & farm loans	75,295	2,883	7.72	70,836	2,794	7.95	69,075	3,130	9.14
Loans to state & political subdivisions	33,032	1,044	6.37	25,719	891	6.99	22,519	895	8.01
Other loans	12,926	586	9.14	13,625	655	9.69	14,519	749	10.40
Loans, net of discount (2)(3)(4)	300,683	11,064	7.42	278,520	10,904	7.89	263,765	11,392	8.71
Total interest-earning assets	402,306	13,447	6.74	389,945	14,214	7.35	378,206	15,060	8.03
Cash and due from banks	9,183			9,246			10,410
Bank premises and equipment	11,122			11,764			10,940
Other assets	9,394			10,665			12,622
Total non-interest earning assets	29,699			31,675			33,972
Total assets	432,005			421,620			412,178
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	53,291	118	0.45	50,916	149	0.59	47,050	331	1.42
Savings accounts	35,421	71	0.40	34,048	88	0.52	32,273	190	1.19
Money market accounts	47,249	282	1.20	48,971	414	1.70	51,332	1,039	4.08
Certificates of deposit	204,475	3,959	3.90	200,164	4,513	4.55	200,150	5,742	5.79
Total interest-bearing deposits	340,436	4,430	2.62	334,099	5,164	3.12	330,805	7,302	4.45
Other borrowed funds	12,252	149	2.45	13,478	191	2.86	12,904	258	4.03
Total interest-bearing liabilities	352,688	4,579	2.62	347,577	5,355	3.11	343,709	7,560	4.44
Demand deposits	39,081			37,208			35,377
Other liabilities	3,707			3,732			2,546
Total non-interest-bearing liabilities	42,788			40,940			37,923
Stockholders' equity	36,529			33,103			30,546
Total liabilities & stockholders' equity	432,005			421,620			412,178
Net interest income		8,868			8,859			7,500
Net interest spread (5)			4.12%			4.24%			3.59%
Net interest income as a percentage
of average interest-earning assets			4.45%			4.58%			4.01%
Ratio of interest-earning assets
to interest-bearing liabilities			1.14			1.12			1.10

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

We continued to experience an attractive interest margin percentage during the first six months of 2003, however our margin is starting to narrow as compared to the same time period in 2002, and still significantly higher than the narrowing margin that we had experienced in 2001 and prior. Currently, the yield curve is extremely steep beyond 3 months. Most of the Company's investments, loans, deposits and borrowings are priced or re-priced along the three month to five-year portion of the yield curve and a more normal yield curve should enable us to maintain our current favorable net interest margin. We continue to review various pricing and investment strategies to enhance deposit growth while maintaining or expanding the current interest margin.

The following table shows the effect of changes in volume and rate on interest income and expense. Tax-exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory federal income tax rate of 34%, for the six month period ended June 30 (dollars in thousands):

	2003 vs. 2002 (1)			2002 vs. 2001 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ (1)	$ (9)	$ (10)	$ (163)	$ (149)	$ (312)
Investment securities:
Taxable	(185)	(589)	(774)	251	(176)	75
Tax-exempt	(134)	(9)	(143)	(123)	2	(121)
Total investments	(319)	(598)	(917)	128	(174)	(46)
Loans:
Residential mortgage loans	419	(432)	(13)	128	(182)	(54)
Commercial & farm loans	172	(83)	89	82	(418)	(336)
Loans to state & political subdivisions	237	(84)	153	127	(131)	(4)
Other loans	(53)	(16)	(69)	(44)	(50)	(94)
Total loans, net of discount	775	(615)	160	293	(781)	(488)
Total Interest Income	455	(1,222)	(767)	258	(1,104)	(846)
Interest Expense:
Interest-bearing deposits:
NOW accounts	6	(37)	(31)	30	(212)	(182)
Savings accounts	4	(21)	(17)	11	(113)	(102)
Money Market accounts	(16)	(116)	(132)	(46)	(579)	(625)
Certificates of deposit	96	(650)	(554)	-	(1,229)	(1,229)
Total interest-bearing deposits	90	(824)	(734)	(5)	(2,133)	(2,138)
Other borrowed funds	(22)	(20)	(42)	12	(79)	(67)
Total interest expense	68	(844)	(776)	7	(2,212)	(2,205)
Net interest income	$ 387	$ (378)	$ 9	$ 251	$ 1,108	$ 1,359
(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

As can be seen from the preceding tables, tax equivalent net interest income rose from $7,500,000, in 2001, to $8,859,000, in 2002, and increased to $8,868,000, in 2003. In the period ending June 30, 2003, net interest income increased $9,000, while overall spread decreased from 4.24% to 4.12%. The increased volume of interest-earning assets generated an increase in interest income of $455,000 while increased volume of interest-bearing liabilities produced $68,000 of interest expense. The change in volume resulted in an increase of $387,000 in net interest income. The net change in rate was a negative $378,000, resulting in a total positive net change of $9,000, when combined with change in volume. The yield on interest-earning assets decreased 61 basis points from 7.35% to 6.74% and the average interest rate on interest-bearing liabilities decreased 49 basis points, from 3.11% to 2.62%, because of the previously described changes to the yield curve.


PROVISION FOR LOAN LOSSES

The Company recorded a provision for loan losses in the second quarter of $120,000 compared to the second quarter of 2002 at $90,000 and $255,000 for the six months of 2003 compared to $210,000 in 2002.

This provision was appropriate given management's quarterly review of the allowance for loan losses that is based on the following information: migration analysis of delinquent and non-accrual loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative adjustments and peer comparisons.

NON-INTEREST INCOME

Non-interest income, as detailed below, increased $71,000 or 5.3% and $193,000 or 7.5% in the second quarter and the first six months of 2003,respectively, when compared to the same periods in 2002. Service charge income continues to be the primary source of non-interest income. For the first six months, account service charges totaled $1,482,000, down $30,000 or 2.0% over last year. Other income decreased $156,000 for the first six months of 2003, when compared to the same period in 2002. Gains on loans sold increased $182,000 for the first six months of 2003, when compared to the same period in 2002, primarily as a result of the $15,566,000 of secondary mortgages sold in 2003.

The following table shows the breakdown of non-interest income for the three months ended June 30, 2003 and 2002(dollars in thousands):

	Three months ended
	June 30,		Change
	2003	2002	Amount	%
Service charges	$ 772	$ 776	$ (4)	(0.5)
Trust	171	148	23	15.5
Other	199	222	(23)	(10.4)
Gains on loans sold	129	8	121	1,512.5
Realized securities gains, net	140	186	(46)	(24.7)
Total	$ 1,411	$ 1,340	$ 71	5.3

The following table shows the breakdown of other operating income for the six months ended June 30, 2003 and 2002(dollars in thousands):

	Six months ended
	June 30,		Change
	2003	2002	Amount	%
Service charges	$ 1,482	$ 1,512	$ (30)	(2.0)
Trust	295	282	13	4.6
Other	361	517	(156)	(30.2)
Gains on loans sold	226	44	182	413.6
Realized securities gains (losses), net	400	216	184	85.2
Total	$ 2,764	$ 2,571	$ 193	7.5

In an effort to take advantage of current market conditions, we elected to sell and reinvest approximately $7,592,000 of investment securities in the first six months of 2003, which resulted in $400,000 of security gains.

We continue to evaluate means of increasing non-interest income. Our approach is to apply service charges on business transaction accounts by charging fees on transaction activity (reduced by earnings credit based on customers' balances) to more equitably recover costs. We expect to continue this analysis for our other products.

NON-INTEREST EXPENSES

Total non-interest expense, as detailed below, increased $40,000 or 1.1% during the second quarter of 2003 and $204,000 or 2.9% in the first six months of 2003 when compared to the same period in 2002. The increase in salaries and employee benefits is a result of the filling of some corporate positions related to the growth strategies that we have implemented, along with annual salary increases and adjustments. The decrease in furniture and equipment is a direct result of depreciation run-off that has occurred.

The following tables reflect the breakdown of non-interest expense and professional fees for the three months ended June 30, 2003 and 2002(dollars in thousands):

	Three months ended
	June 30,		Change
	2003	2002	Amount	%
Salaries and employee benefits	$ 1,942	$ 1,808	$ 134	7.4
Occupancy	240	254	(14)	(5.5)
Furniture and equipment	176	242	(66)	(27.3)
Professional fees	142	134	8	6.0
Amortization	109	114	(5)	(4.4)
Other	1,021	1,038	(17)	(1.6)
Total	$ 3,630	$ 3,590	$ 40	1.1

	Three months ended
	June 30,		Change
	2003	2002	Amount	%
Other professional fees	$ 101	$ 97	$ 4	4.1
Legal fees	17	15	2	13.3
Examinations and audits	24	22	2	9.1
Total	$ 142	$ 134	$ 8	6.0

The following tables reflect the breakdown of other operating expense and professional fees for the six months ended June 30, 2003 and 2002(dollars in thousands):

	Six months ended
	June 30,		Change
	2003	2002	Amount	%
Salaries and employee benefits	$ 3,836	$ 3,521	$ 315	8.9
Occupancy	518	505	13	2.6
Furniture and equipment	354	472	(118)	(25.0)
Professional fees	304	290	14	4.8
Amortization	217	240	(23)	(9.6)
Other	2,032	2,029	3	0.1
Total	$ 7,261	$ 7,057	$ 204	2.9
	Six months ended
	June 30,		Change
	2003	2002	Amount	%
Other professional fees	$ 214	$ 225	$ (11)	(4.9)
Legal fees	40	21	19	90.5
Examinations and audits	50	44	6	13.6
Total	$ 304	$ 290	$ 14	4.8

The professional fee expense in 2003 reflects costs associated with a workflow process review, which was initiated in the fourth quarter of 2002.

PROVISION FOR INCOME TAXES

The provision for income taxes was $416,000 for the second quarter of 2003 compared to $438,000 in the second quarter of 2002. For the six-month period comparisons, the provision for income taxes was $846,000 in 2003 and $866,000 in 2002. The decrease was primarily a result of decreased levels of taxable income.

We have entered into two limited partnership agreements to establish low-income housing projects in our market area. As a result of these agreements for tax purposes, we have recognized $251,000 out of a total $911,000 from one project and $57,000 out of a total $385,000 on the second project. A total of approximately $1,290,000 of tax credits is anticipated over a ten-year period.

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

Capital expenditures during the first six months of 2003 were $333,000, $29,000 less than the same period in 2002.

Our Company achieves additional liquidity primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA, and investments that mature in less than one year. The Company also has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $163 million as an additional source of liquidity.

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

	June 30,	December 31,
	2003	2002	2001	2000	1999
Non-performing loans:
Non-accruing loans	$ 614	$ 1,064	$ 985	$ 488	$ 421
Impaired loans	1,776	1,916	1,077	199	1,334
Accrual loans - 90 days or
more past due	25	39	111	39	78
Total non-performing loans	2,415	3,019	2,173	726	1,833
Foreclosed assets held for sale	309	221	408	508	573
Total non-performing assets	$ 2,724	$ 3,240	$ 2,581	$ 1,234	$ 2,406
Non-performing loans as a percent of loans
net of unearned income	0.80%	1.01%	0.80%	0.28%	0.79%
Non-performing assets as a percent of loans
net of unearned income	0.90%	1.09%	0.95%	0.47%	1.04%

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

Currently, our Company has equity securities that represent only 4.6% of our investment portfolio and, therefore, equity risk is not significant.

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

We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure. A shock analysis during the first quarter of 2003 indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twenty-four months.

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

Aside from those matters described above, we do not believe that there are any trends, events or uncertainties, which would have a materially adverse impact on future operating results, liquidity or capital resources. We are not aware of any current recommendations by the regulatory authorities (except as described herein) which, if they were to be implemented, would have such an effect, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on our Company's results of operations.

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
PART II - OTHER INFORMATION AND SIGNATURES

Item 1 - Legal Proceedings

Management is not aware of any litigation that would have a materially adverse effect on the consolidated financial position of the Company. Any pending proceedings are ordinary, routine litigation incidental to the business of the Company and its subsidiary. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company and its subsidiary by government authorities.

Item 2 - Changes in Securities and use of Proceeds - Not applicable.

Item 3 - Defaults Upon Senior Securities - Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

Citizens Financial Services held its Annual Meeting of Shareholders on April 15, 2003, for the purpose of electing four directors and to transact such other business as would properly come before the meeting. Results of shareholder voting on these individuals were as follows:
    Election of Class 3 Directors whose term will expire in 2006

	For	Withhold Authority
William D. Van Etten	2,203,946	47,966
E. Gene Kosa	2,204,654	47,258
R. Joseph Landy	2,204,654	47,258
Roger C. Graham, Jr.	2,205,013	46,899

The total shares voted at the annual meeting were 2,251,912.

Item 5 - Other Events and Regulation FD Disclosure - Current Report on Form 8-K filed July 18, 2003. Richard E. Wilber, President, CEO and Director of the registrant, holding company for First Citizens National Bank, has announced his retirement, effective September 30, 2003. Wilber began his career as CEO in 1981. He will remain available to assist the Board of Directors to assure a smooth transition in leadership, as well as sustaining the company's strong financial performance. Mr. Wilber will also continue in a consulting role following his retirement.
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

(31.1) - 302 Certification of Principal Executive Officer.

(31.2) - 302 Certification of Chief Financial Officer.

      (32.1) - Certification of Principal Executive Officer. (32.2) - Certification of Chief Financial Officer.

(99.1) - Independent accountant's review of financial statements for the period ended June 30, 2003.

 (b) Reports on Form 8-K - Earnings release entitled "Citizens Financial Reports Second Quarter Earnings" filed July 18, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                        Citizens Financial Services, Inc.
                                                        (Registrant)

August 5, 2003                                          /s/ Richard E. Wilber
                                                        By: Richard E. Wilber
                                                        President
                                                        (Principal Executive Officer)

August 5, 2003                                         /s/ Randall E. Black
                                                       By: Randall E. Black
                                                       Assistant Treasurer
                                                       (Principal Financial Officer &
                                                       Principal Accounting Officer)