Form 10-Q
period 2003-09-30
CITIZENS FINANCIAL SERVICES INC
filed 2003-11-05
CIK 739421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

November 1, 2003, 2,812,888 shares of Common Stock, par value $1.00.

Citizens Financial Services, Inc.

Form 10-Q

INDEX

PAGE
Part I  FIANCIAL INFORMATION

Item I - Financial Statements (unaudited)
Consolidated Balance Sheet as of September 30, 2003 and December 31, 2002	1
Consolidated Statement of Income for the Three Months and Nine Months Ended September 30, 2003 and 2002	2
Consolidated Statement of Comprehensive Income for the Three Months and Nine Months Ended September 30, 2003 and 2002	3
Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2003 and 2002	4
        Notes to Consolidated Financial Statements
5-7
Item 2 -        Management's Discussion and Analysis of Financial
Condition and Results of Operations	8-19
Item 3 -        Quantitative and Qualitative Disclosure About Market
                Risk
20
Item 4 - Controls and Procedures
20

Part II OTHER INFORMATION
Item 1 - Legal Proceedings	21
Item 2 - Changes in Securities and Use of Proceeds
21
Item 3 - Defaults upon Senior Securities	21
Item 4 - Submission of Matters to a Vote of Security Holders	21
Item 5 - Other Information	21
Item 6 - Exhibits and Reports on Form 8-K	22
Signatures	23
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30	December 31
(in thousands, except per share data)	2003	2002
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 10,242	$ 11,173
Interest-bearing	317	421
Total cash and cash equivalents	10,559	11,594

Available-for-sale securities	91,822	100,725

Loans (net of allowance for loan losses of $3,587 and $3,621)	310,511	294,836

Premises and equipment	10,775	11,134
Accrued interest receivable	1,741	1,976
Goodwill	6,905	6,905
Core deposit intangible	1,087	1,413
Bank owned life insurance	7,064	-
Other assets	5,319	4,075

TOTAL ASSETS	$ 445,783	$ 432,658

LIABILITIES:
Deposits:
Noninterest-bearing	$ 44,401	$ 40,143
Interest-bearing	341,924	332,908
Total deposits	386,325	373,051
Borrowed funds	17,351	17,027
Accrued interest payable	1,683	2,077
Other liabilities	2,380	2,097
TOTAL LIABILITIES	407,739	394,252
STOCKHOLDERS' EQUITY:
Common Stock
$1.00 par value; authorized 10,000,000 shares;
issued 2,909,849 and 2,882,070 shares in 2003 and 2002, respectively	2,910	2,882
Additional paid-in capital	10,213	9,473
Retained earnings	25,663	24,447
TOTAL	38,786	36,802
Accumulated other comprehensive income	1,263	2,553
Less: Treasury Stock, at cost
96,962 and 55,162 shares in 2003 and 2002, respectively	(2,005)	(949)
TOTAL STOCKHOLDERS' EQUITY	38,044	38,406
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 445,783	$ 432,658

The accompanying notes are an integral part of these unaudited financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2003	2002	2003	2002
INTEREST INCOME:
Interest and fees on loans	$ 5,439	$ 5,461	$ 16,158	$ 16,071
Interest-bearing deposits with banks	6	27	27	58
Investment securities:
Taxable	703	1,178	2,468	3,684
Nontaxable	105	143	363	495
Dividends	76	85	235	278
TOTAL INTEREST INCOME	6,329	6,894	19,251	20,586
INTEREST EXPENSE:
Deposits	2,075	2,459	6,504	7,623
Borrowed funds	74	98	223	290
TOTAL INTEREST EXPENSE	2,149	2,557	6,727	7,913
NET INTEREST INCOME	4,180	4,337	12,524	12,673
Provision for loan losses	120	90	375	300
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,060	4,247	12,149	12,373
NON-INTEREST INCOME:
Service charges	779	822	2,261	2,334
Trust	142	148	437	430
Gains on loans sold	100	42	326	86
Realized securities gains, net	114	38	514	254
Other	191	165	552	682
TOTAL NON-INTEREST INCOME	1,326	1,215	4,090	3,786
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,680	1,905	6,516	5,426
Occupancy	252	240	770	745
Furniture and equipment	179	211	533	683
Professional fees	183	139	487	429
Amortization	109	109	326	349
Other	1,088	967	3,120	2,995
TOTAL NON-INTEREST EXPENSES	4,491	3,571	11,752	10,627
Income before provision for income taxes	895	1,891	4,487	5,532
Provision for income taxes	89	460	935	1,326
NET INCOME	$ 806	$ 1,431	$ 3,552	$ 4,206

Earnings Per Share	$ 0.28	$ 0.50	$ 1.25	$ 1.47
Cash Dividend Declared	$ 0.185	$ 0.170	$ 0.550	$ 0.505

Weighted average number of shares outstanding	2,844,692	2,854,688	2,851,320	2,854,688

The accompanying notes are an integral part of these unaudited financial statements.
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Nine Months Ended
	September 30				September 30
(in thousands)		2003		2002		2003		2002
Net income		$ 806		$ 1,431		$ 3,552		$ 4,206
Other comprehensive income:
Unrealized gains (losses) on available for sale securities	(818)		1,199		(1,441)		2,407
Less: Reclassification adjustment for gains included in net income	(114)		(38)		(514)		(254)
Other comprehensive income (loss) before tax		(932)		1,161		(1,955)		2,153
Income tax expense (benefit) related to other comprehensive income		(317)		395		(665)		732
Other comprehensive income (loss), net of tax		(615)		766		(1,290)		1,421
Comprehensive income		$ 191		$ 2,197		$ 2,262		$ 5,627

The accompanying notes are an integral part of these unaudited financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Nine Months Ended
	September 30,
(in thousands)	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,552	$ 4,206
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	375	300
Depreciation and amortization	689	767
Amortization of intangible assets	326	349
Amortization and accretion of investment securities	914	412
Deferred income taxes	196	(5)
Realized gains on securities	(514)	(254)
Realized gains on loans sold	(326)	(86)
Earnings on bank owned life insurance	(64)	-
Gains on sales or disposals of premises and equipment	-	(30)
Originations of loans held for sale	(21,166)	(7,416)
Proceeds from sales of loans held for sale	22,418	7,501
Gain on sale of foreclosed assets held for sale	(14)	(61)
Decrease (increase) in accrued interest receivable	235	(52)
Increase in other assets and intangibles	(642)	(821)
Decrease in accrued interest payable	(395)	(385)
Increase in other liabilities	735	800
Net cash provided by operating activities	6,319	5,225
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	10,751	12,845
Proceeds from maturity and principal repayments of securities	41,839	21,311
Purchase of securities	(46,413)	(24,870)
Net increase in loans	(17,176)	(20,286)
Purchase of bank owned life insurance	(7,000)	-
Acquisition of premises and equipment	(403)	(446)
Proceeds from sale of premises and equipment	-	275
Proceeds from sale of foreclosed assets held for sale	73	335
Net cash used in investing activities	(18,329)	(10,836)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	13,275	9,116
Proceeds from long-term borrowings	665	1,183
Repayments of long-term borrowings	(557)	(949)
Net increase in short-term borrowed funds	216	2,444
Acquisition of Treasury Stock	(1,056)	-
Dividends paid	(1,568)	(1,423)
Net cash provided by financing activities	10,975	10,371

Net (decrease) increase in cash and cash equivalents	(1,035)	4,760

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,594	11,480
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 10,559	$ 16,240
Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 7,122	$ 8,298
Income taxes paid	$ 945	$ 1,275
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

The accompanying interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2003, and the results of operations for the interim periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2 - Earnings per Share

Earnings per share calculations give retroactive effect to a 1 percent stock dividend declared by the Company in July 2003 and 2002. The number of shares used in the earnings per share and dividends per share calculation was 2,844,692 and 2,854,688 for the three-month period ending September 30, 2003 and 2002 and 2,851,320 and 2,854,688 for the nine-month period ending September 30, 2003 and 2002, respectively.

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

On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies -regardless of the accounting method used-by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 were effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material effect on the Company's financial statements.

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

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this interpretation has not and is not expected to have a material effect on the Company's financial position or results of operations. In October, 2003, the FASB decided to defer to the fourth quarter from the third quarter the implementation date for Interpretation No. 46. This deferral only applies to variable interest entities that existed prior to February 1, 2003.

In April, 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

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
INTRODUCTION

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Citizens Financial Service, Inc., a bank holding company and its subsidiary (the Company). Our Company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary's (First Citizens National Bank) financial conditions and results of operations. Management's discussion and analysis should be read in conjunction with the preceding September 30, 2003 financial information. The results of operations for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results you may expect for the full year.

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
    The Bank offers annuities and life insurance through our insurance subsidiary, First Citizens Insurance Agency, Inc.  We will be looking to add long-term care insurance and other consumer insurance products in the near future.
FINANCIAL CONDITION

Total assets (shown in the Consolidated Balance Sheet) have increased 3.0% since year-end 2002 to $445.8 million. Total loans increased 5.2% to $314 million and investment securities decreased 8.8% to $91.8 million since year-end 2002. Total deposits increased 3.6% to $386.3 million since year-end 2002. Explanations of variances will be described within the following appropriate sections.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $10,559,000 at September 30, 2003 compared to $11,594,000 on December 31, 2002. Noninterest-bearing cash decreased $931,000 since year-end 2002, while interest-bearing cash decreased $104,000 during that same period. We continue to experience significant monthly principal repayments from our mortgage backed securities portfolio and reinvest the proceeds into new loan originations.

We believe the liquidity needs of the Company, are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

INVESTMENTS

Our investment portfolio decreased by $8,903,000 or 8.8% from December 31, 2002 to September 30, 2003. Our investment portfolio has decreased primarily as result of mortgage-backed securities monthly principal payments. We have utilized the cash from those principal payments for loan growth and re-investment purposes. During the first nine months, we sold approximately $4,648,000 of U.S. Government Agency Mortgage-backed securities, $5,238,000 of Corporate Bonds, along with $864,000 of equity securities. Proceeds from the fore mentioned sales along with monthly principal repayments were re-invested in Agency Mortgage-backed securities.

Management monitors the earnings performance and the effectiveness of the liquidity of the investment portfolio on a regular basis. Through active balance sheet management and analysis of the securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

LOANS

The Company's loan demand continued to increase during the first nine months of 2003. We anticipate loan demand will continue during the remainder of 2003 as a result of re-financings that continue to be taking place due to the current lower interest rate environment and our continued efforts to grow new business within our offices. The Company's lending is focused in the north central Pennsylvania market and the southern tier of New York. The composition of our loan portfolio consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally owned small businesses. New loans are generated primarily from direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants and existing customers.

As shown in the following tables (dollars in thousands), the change in total loans increased by $15,641,000 or 5.2% for the period compared to December 31, 2002. Residential mortgage lending is a principal business activity and one our Company expects to continue by providing a full complement of competitively priced conforming, nonconforming and home equity mortgages.

	September 30,		December 31,
	2003		2002
	Amount	%	Amount	%
Real estate:
Residential	$ 184,921	58.9	$ 180,332	60.4
Commercial	55,084	17.5	47,210	15.8
Agricultural	8,505	2.7	9,844	3.3
Loans to individuals
for household, family and other purchases	12,288	3.9	13,915	4.7
Commercial and other loans	16,525	5.3	18,564	6.2
State & political subdivision loans	36,775	11.7	28,592	9.6
Total loans	314,098	100.0	298,457	100.0
Less allowance for loan losses	3,587		3,621
Net loans	$ 310,511		$ 294,836

	September 30, 2003/
	December 31, 2002
	Change
	Amount	%
Real estate:
Residential	$ 4,589	2.5
Commercial	7,874	16.7
Agricultural	(1,339)	(13.6)
Loans to individuals
for household, family and other purchases	(1,627)	(11.7)
Commercial and other loans	(2,039)	(11.0)
State & political subdivision loans	8,183	28.6
Total loans	$ 15,641	5.2

During the current period state & political subdivision loans increased 28.6% or $8,183,000 when compared to December 31, 2002. The result of this increase is primarily a result of two large long-term tax-exempt loans originated during the first nine months. Also, our commercial real estate loans increased 16.7% or $7,874,000 when compared to December 31, 2002. This increase was a result of several large commercial relationships being originated during the first nine months of 2003, which totaled $5,904,000, along with numerous smaller relationships being originated during 2003.

Our focus on commercial lending continues to be expanded over the past several years with the establishment of a core group of commercial lenders to handle a higher volume of small business loans.

The reduction of interest rates during 2002 and 2003 continues to have a positive impact on loan originations through the first nine months of 2003, as noted in the $21,166,000 of secondary mortgages originated during the current year. Loan sales have increased as a result of our effort to manage our liquidity and interest rate risk. We expect loan originations to continue but at a decreasing rate for the duration of the year.

ALLOWANCE FOR LOAN LOSSES

As shown in the following table (dollars in thousands), the Allowance for Loan Losses as a percentage of loans was 1.14% and 1.21%, at September 30, 2003 and December 31, 2002, respectively. The dollar amount of the reserve decreased $34,000, since year-end 2002. The decrease is a result of the provision of $375,000 expensed during the first nine months less net charge-offs. Gross charge-offs for the first nine months of 2003 were $521,000, of which $302,000 was related to one loan, while recoveries were $112,000.

	September 30,	December 31,
	2003	2002	2001	2000	1999
Balance, at beginning of period	$ 3,621	$ 3,250	$ 2,777	$ 2,270	$ 2,292
Provision charged to income	375	435	445	610	475
Recoveries on loans previously
charged against the allowance	112	115	175	55	54
	4,108	3,800	3,397	2,935	2,821
Loans charged against the allowance	(521)	(179)	(147)	(158)	(551)
Balance, at end of year	$ 3,587	$ 3,621	$ 3,250	$ 2,777	$ 2,270

Allowance for loan losses as a percent
of total loans	1.14%	1.21%	1.20%	1.06%	0.98%

Allowance for loan losses as a percent
of non-performing loans	184.90%	119.94%	149.56%	382.51%	123.84%

The adequacy of the allowance for loan losses is subject to a formal analysis by management of the Company. Management deems the allowance to be adequate to absorb inherent losses probable in the portfolio, as of September 30, 2003. The Company has disclosed in its annual report on Form 10-K the process and methodology supporting the loan loss provision.

BANK OWNED LIFE INSURANCE

During the third quarter of 2003 the company elected to purchase $7,000,000 of bank owned life insurance to offset future employee benefit costs. The use of life insurance policies will provide the bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the insured's) provide partial recovery of cash outflows associated with the benefits.

DEPOSITS

Traditional deposits continue to be the most significant source of funds for the Company. As shown in the following tables (dollars in thousands), deposits increased $13,274,000 or 3.6%, since December 31, 2002. As of September 30, 2003, non-interest-bearing deposits increased by $4,258,000, as a result of increases in business and regular checking account balances. NOW and savings deposit accounts increased by $5,766,000 and $3,584,000, respectively. NOW state & political accounts increased $3,203,000 largely due to additional school district and county deposits being made during the second and third quarters of 2003. Senior checking increased $2,504,000 for the first nine months of 2003 as a direct result of a marketing effort. The results from the marketing campaign were 253 new customers at September 30, 2003.

	September 30,		December 31,
	2003		2002
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 44,401	11.5	$ 40,143	10.8
NOW accounts	57,070	14.8	51,304	13.7
Savings deposits	37,267	9.6	33,683	9.0
Money market deposit accounts	47,623	12.3	46,134	12.4
Certificates of deposit	199,964	51.8	201,787	54.1
Total	$ 386,325	100.0	$ 373,051	100.0

	September 30, 2003/
	December 31, 2002
	Change
	Amount	%
Non-interest-bearing deposits	$ 4,258	10.6
NOW accounts	5,766	11.2
Savings deposits	3,584	10.6
Money market deposit accounts	1,489	3.2
Certificates of deposit	(1,823)	(0.9)
Total	$ 13,274	3.6

BORROWED FUNDS

Borrowed funds increased $324,000 during the first nine months of 2003. The increase was a net effect of a $3,290,000 increase in our repurchase agreements and a $2,966,000 decrease in our other borrowings, which include our overnight borrowings with the Federal Home Loan Bank, as our funding needs were met with the fore mentioned deposit growth that we have experienced. The Company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home Loan Bank.

In November 2000, the holding company borrowed $2,000,000 to invest in the bank subsidiary. This increased the Bank's capital and improved the negative impact on the regulatory capital ratios as a result of the branch acquisition (approximately $9.7 million in goodwill). On February 11, 2003 the holding company paid off the $2,000,000 loan, which was funded by an operating dividend of $1,750,000 from the bank. The bank and holding company remained well capitalized as a result of this payoff.

In September 2003, the holding company borrowed $1,056,000 from its line of credit with an unrelated financial institution to buy back 41,800 shares of treasury stock from an estate.

STOCKHOLDERS' EQUITY

We evaluate stockholders' equity in relation to total assets and the risk associated with those assets. The greater the capital resources, the more likely a corporation is to meet its cash obligations and absorb unforeseen losses. For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total Stockholders' Equity was $38,044,000, at September 30, 2003 compared to $38,406,000, at December 31, 2002, a decrease of $362,000 or .94%. In the first nine months, the Company earned $3,552,000 and declared dividends of $1,568,000, a dividend payout ratio of 44.1% of net income.

All of the Company's investment securities are classified as available-for-sale making this portion of the Company's balance sheet more sensitive to the changing market value of investments. Short-term interest rates in the first nine months of 2003 have declined 25 basis points with long-term rates increasing slightly since the end of 2002. This recent steeping of the yield curve and reinvestment at a lower rate have caused a decrease in the accumulated other comprehensive income which is included in stockholders' equity of $1,290,000 since December 31, 2002.

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

	September 30,		December 31,
	2003		2002
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$ 32,228	11.32%	$ 31,036	11.52%
For capital adequacy purposes	22,770	8.00%	21,552	8.00%
To be well capitalized	28,462	10.00%	26,939	10.00%

Tier I capital (to risk-weighted assets)
Company	$ 28,669	10.07%	$ 27,522	10.22%
For capital adequacy purposes	11,385	4.00%	10,776	4.00%
To be well capitalized	17,077	6.00%	16,164	6.00%

Tier I capital (to average assets)
Company	$ 28,669	6.59%	$ 27,522	6.48%
For capital adequacy purposes	17,412	4.00%	16,978	4.00%
To be well capitalized	21,765	5.00%	21,223	5.00%

There are no significant differences between the holding company and the bank's capital ratios.

On April 4, 2001, our Company filed a Registration Statement on Form S-3 establishing a Dividend Re-Investment Plan (DRIP), which was effective for the second quarter dividend in 2001. As of September 30, 2003 we have 392 shareholders participating in the plan, representing 300,337 shares and the total number of shares purchased since the inception of the plan is 14,268.

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Company had net income of $806,000 and $3,552,000 for the third quarter and first nine months of 2003, respectively. Earnings per share, for the respective periods were $0.28 and $1.25. Net income was $1,431,000 and $4,206,000 for the third quarter and first nine months of 2002, which equates to earnings per share of $0.50 and $1.47, respectively. The return on average assets and the return on average equity, for the first nine months of 2003, were 1.09% and 12.86%. Details of the reasons for this change are discussed on the following pages.

NET INTEREST INCOME

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income, after provision for loan losses, totaled $4,060,000 in the third quarter, a decrease of $187,000 or 4.4%, over the third quarter of 2002 and totaled $12,149,000 for the nine months of 2003, a decrease of $224,000 or 1.8% over the prior year. The Bank experienced an increase in earning assets in the past nine months of 1.3%, which came primarily from our continued efforts to grow our existing offices.

The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders' equity, the related rates, net interest income and rate "spread" created:

			Analysis of Average Balances and Interest Rates (1)

	September 30, 2003			September 30, 2002			September 30, 2001
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	3,615	27	1.00	4,971	58	1.56	16,784	516	4.11
Total short-term investments	3,615	27	1.00	4,971	58	1.56	16,784	516	4.11
Investment securities:
Taxable	82,572	2,774	4.48	92,059	4,034	5.84	81,876	4,052	6.60
Tax-exempt (3)	10,851	550	6.76	14,556	749	6.86	18,935	973	6.85
Total investment securities	93,423	3,324	4.74	106,615	4,783	5.98	100,811	5,025	6.65
Loans:
Residential mortgage loans	179,926	9,855	7.32	170,249	9,952	7.82	158,955	10,045	8.45
Commercial & farm loans	76,503	4,354	7.61	71,372	4,216	7.90	69,037	4,630	8.97
Loans to state & political subdivisions	34,307	1,616	6.30	26,359	1,372	6.96	22,841	1,337	7.83
Other loans	12,692	867	9.13	13,624	983	9.65	14,505	1,115	10.28
Loans, net of discount (2)(3)(4)	303,428	16,692	7.36	281,604	16,523	7.84	265,338	17,128	8.63
Total interest-earning assets	400,466	20,043	6.69	393,190	21,364	7.26	382,933	22,669	7.91
Cash and due from banks	9,549			9,315			10,054
Bank premises and equipment	11,048			11,690			11,132
Other assets	14,754			11,202			12,880
Total non-interest earning assets	35,351			32,207			34,066
Total assets	435,817			425,397			416,999
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	54,525	165	0.40	51,517	218	0.57	47,814	472	1.32
Savings accounts	35,963	98	0.36	34,534	127	0.49	32,590	264	1.08
Money market accounts	47,679	392	1.10	49,721	619	1.66	52,887	1,463	3.70
Certificates of deposit	203,954	5,850	3.83	199,983	6,659	4.45	201,706	8,614	5.71
Total interest-bearing deposits	342,121	6,505	2.54	335,755	7,623	3.04	334,997	10,813	4.32
Other borrowed funds	12,942	223	2.30	13,748	290	2.82	12,183	376	4.13
Total interest-bearing liabilities	355,063	6,728	2.53	349,503	7,913	3.03	347,180	11,189	4.31
Demand deposits	40,325			37,865			35,674
Other liabilities	3,591			4,468			3,349
Total non-interest-bearing liabilities	43,916			42,333			39,023
Stockholders' equity	36,838			33,561			30,796
Total liabilities & stockholders' equity	435,817			425,397			416,999
Net interest income		13,315			13,451			11,480
Net interest spread (5)			4.16%			4.24%			3.61%
Net interest income as a percentage
of average interest-earning assets			4.45%			4.57%			4.01%
Ratio of interest-earning assets
to interest-bearing liabilities			1.13			1.12			1.10

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

We continued to experience an attractive interest margin percentage during the first nine months of 2003; however our margin is starting to narrow as compared to the same time period in 2002, and still significantly higher than the narrowing margin that we had experienced in 2001 and prior. Currently, the yield curve is extremely steep beyond 3 months. Most of the Company's investments, loans, deposits and borrowings are priced or re-priced along the three month to five-year portion of the yield curve and a more normal yield curve should enable us to maintain our current favorable net interest margin. We continue to review various pricing and investment strategies to enhance deposit growth while maintaining or expanding the current interest margin.
The following table shows the effect of changes in volume and rate on interest income and expense. Tax-exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory federal income tax rate of 34%, for the nine month period ended September 30 (dollars in thousands):

	2003 vs. 2002 (1)			2002 vs. 2001 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ (34)	$ 3	$ (31)	$ 1,523	$ (1,981)	$ (458)
Investment securities:
Taxable	(492)	(768)	(1,260)	474	(492)	(18)
Tax-exempt	(188)	(11)	(199)	(226)	2	(224)
Total investments	(680)	(779)	(1,459)	248	(490)	(242)
Loans:
Residential mortgage loans	549	(646)	(97)	688	(781)	(93)
Commercial & farm loans	296	(158)	138	153	(567)	(414)
Loans to state & political subdivisions	384	(140)	244	193	(158)	35
Other loans	(51)	(65)	(116)	(272)	139	(133)
Total loans, net of discount	1,178	(1,009)	169	762	(1,367)	(605)
Total Interest Income	464	(1,785)	(1,321)	2,533	(3,838)	(1,305)
Interest Expense:
Interest-bearing deposits:
NOW accounts	12	(65)	(53)	34	(288)	(254)
Savings accounts	5	(34)	(29)	15	(152)	(137)
Money Market accounts	(27)	(200)	(227)	(93)	(751)	(844)
Certificates of deposit	130	(939)	(809)	(75)	(1,880)	(1,955)
Total interest-bearing deposits	120	(1,238)	(1,118)	(119)	(3,071)	(3,190)
Other borrowed funds	(18)	(49)	(67)	44	(130)	(86)
Total interest expense	102	(1,287)	(1,185)	(75)	(3,201)	(3,276)
Net interest income	$ 362	$ (498)	$ (136)	$ 2,608	$ (637)	$ 1,971

(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

As can be seen from the preceding tables, tax equivalent net interest income rose from $11,480,000, in 2001, to $13,451,000, in 2002, and decreased to $13,315,000, in 2003. In the period ending September 30, 2003, net interest income decreased $136,000, while overall spread decreased from 4.24% to 4.16%. The increased volume of interest-earning assets generated an increase in interest income of $464,000 while increased volume of interest-bearing liabilities produced $102,000 of interest expense. The change in volume resulted in an increase of $362,000 in net interest income. The net change in rate was a negative $498,000, resulting in a total reduction of $136,000, when combined with change in volume. The yield on interest-earning assets decreased 57 basis points from 7.26% to 6.69% and the average interest rate on interest-bearing liabilities decreased 50 basis points, from 3.03% to 2.53%, because of the previously described changes to the yield curve.
PROVISION FOR LOAN LOSSES

The Company recorded a provision for loan losses in the third quarter of $120,000 compared to the third quarter of 2002 at $90,000 and $375,000 for the nine months of 2003 compared to $300,000 in 2002.

This provision was appropriate given management's quarterly review of the allowance for loan losses that are based on the following information: migration analysis of delinquent and non-accrual loans, impaired loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, management qualitative adjustments and peer comparisons.

NON-INTEREST INCOME

Non-interest income, as detailed below, increased $111,000 or 9.1% and $304,000 or 8.0% in the third quarter and the first nine months of 2003, respectively, when compared to the same periods in 2002. Service charge income continues to be the primary source of non-interest income. For the first nine months, account service charges totaled $2,261,000, down $73,000 or 3.1% over last year. Other income decreased $130,000 for the first nine months of 2003, when compared to the same period in 2002 as a result of $48,000 insurance claim being received in 2002, along with $57,000 decrease on sale of foreclosed property and a $29,000 decrease in gain on sale of building and equipment. Gains on loans sold increased $240,000 for the first nine months of 2003, when compared to the same period in 2002, primarily as a result of the $21,166,000 of secondary mortgages sold in 2003.

The following table shows the breakdown of non-interest income for the three months ended September 30, 2003 and 2002(dollars in thousands):

	Three months ended
	September 30,		Change
	2003	2002	Amount	%
Service charges	$ 779	$ 822	$ (43)	(5.2)
Trust	142	148	(6)	(4.1)
Gains on loans sold	100	42	58	138.1
Realized securities gains, net	114	38	76	200.0
Other	191	165	26	15.8
Total	$ 1,326	$ 1,215	$ 111	9.1

The following table shows the breakdown of other operating income for the nine months ended September 30, 2003 and 2002(dollars in thousands):

	Nine months ended
	September 30,		Change
	2003	2002	Amount	%
Service charges	$ 2,261	$ 2,334	$ (73)	(3.1)
Trust	437	430	7	1.6
Gains on loans sold	326	86	240	279.1
Realized securities gains, net	514	254	260	102.4
Other	552	682	(130)	(19.1)
Total	$ 4,090	$ 3,786	$ 304	8.0

In an effort to take advantage of current market conditions, we elected to sell and reinvest approximately $10,751,000 of investment securities in the first nine months of 2003, which resulted in $514,000 of security gains.

We continue to evaluate means of increasing non-interest income. Our approach is to apply service charges on business transaction accounts by charging fees on transaction activity (reduced by earnings credit based on customers' balances) to more equitably recover costs. We expect to continue this analysis for our other products.

NON-INTEREST EXPENSES

Total non-interest expense, as detailed below, increased $920,000 or 25.8% during the third quarter of 2003 and $1,125,000 or 10.6% in the first nine months of 2003 when compared to the same period in 2002. The large increase in salaries and employee benefits is a direct result of a recently entered consulting and non-compete agreement with Richard E. Wilber, President and CEO, which is effective upon Mr. Wilber's retirement. The financial impact of this agreement is an increase to salaries and benefits of $840,000 for the third quarter. The additional year to date increase of $250,000 is the result of filling of some corporate positions related to the growth strategies that we have implemented, along with annual salary increases and adjustments combined with a reduction of $310,000 on our anticipated profit sharing expense. The decrease in furniture and equipment is a direct result of depreciation run-off that has occurred.

The following tables reflect the breakdown of non-interest expense and professional fees for the three months ended September 30, 2003 and 2002(dollars in thousands):

	Three months ended
	September 30,		Change
	2003	2002	Amount	%
Salaries and employee benefits	$ 2,680	$ 1,905	$ 775	40.7
Occupancy	252	240	12	5.0
Furniture and equipment	179	211	(32)	(15.2)
Professional fees	183	139	44	31.7
Amortization	109	109	-	-
Other	1,088	967	121	12.5
Total	$ 4,491	$ 3,571	$ 920	25.8
	Three months ended
	September 30,		Change
	2003	2002	Amount	%
Other professional fees	$ 106	$ 107	$ (1)	(0.9)
Legal fees	43	8	35	437.5
Examinations and audits	34	24	10	41.7
Total	$ 183	$ 139	$ 44	31.7

The following tables reflect the breakdown of other operating expense and professional fees for the nine months ended September 30, 2003 and 2002(dollars in thousands):

	Nine months ended
	September 30,		Change
	2003	2002	Amount	%
Salaries and employee benefits	$ 6,516	$ 5,426	$ 1,090	20.1
Occupancy	770	745	25	3.4
Furniture and equipment	533	683	(150)	(22.0)
Professional fees	487	429	58	13.5
Amortization	326	349	(23)	(6.6)
Other	3,120	2,995	125	4.2
Total	$ 11,752	$ 10,627	$ 1,125	10.6
	Nine months ended
	September 30,		Change
	2003	2002	Amount	%
Other professional fees	$ 320	$ 332	$ (12)	(3.6)
Legal fees	83	29	54	186.2
Examinations and audits	84	68	16	23.5
Total	$ 487	$ 429	$ 58	13.5

The professional fee expense in 2003 reflects costs associated with a workflow process review, which was initiated in the fourth quarter of 2002.

PROVISION FOR INCOME TAXES

The provision for income taxes was $89,000 for the third quarter of 2003 compared to $460,000 in the third quarter of 2002. For the nine-month period comparisons, the provision for income taxes was $935,000 in 2003 and $1,326,000 in 2002. The decrease was primarily a result of decreased levels of taxable income due primarily to the fore mentioned agreement.

We have entered into two limited partnership agreements to establish low-income housing projects in our market area. As a result of these agreements for tax purposes, we have recognized $274,000 out of a total $911,000 from one project and $67,000 out of a total $385,000 on the second project. A total of approximately $1,290,000 of tax credits is anticipated over a ten-year period.

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

Capital expenditures during the first nine months of 2003 were $403,000, $43,000 less than the same period in 2002.

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

	September 30,	December 31,
	2003	2002	2001	2000	1999
Non-performing loans:
Non-accruing loans	$ 680	$ 1,064	$ 985	$ 488	$ 421
Impaired loans	1,216	1,916	1,077	199	1,334
Accrual loans - 90 days or
more past due	44	39	111	39	78
Total non-performing loans	1,940	3,019	2,173	726	1,833
Foreclosed assets held for sale	362	221	408	508	573
Total non-performing assets	$ 2,302	$ 3,240	$ 2,581	$ 1,234	$ 2,406
Non-performing loans as a percent of loans
net of unearned income	0.62%	1.01%	0.80%	0.28%	0.79%
Non-performing assets as a percent of loans
net of unearned income	0.73%	1.09%	0.95%	0.47%	1.04%

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

Item 5 - Other Events and Regulation FD Disclosure - None.

Item 6 -Exhibits and Reports on Form 8-K.

(a) Exhibits.

(3)(i) - Articles of Incorporation of the Corporation, as amended. (Incorporated by Reference to Exhibit (3)(ii) to the Quarterly Report of Form 10-Q for the period ended March 31, 2000, as filed with the Commission on May 11, 2000.)

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

(31.1) - 302 Certification of Principal Executive Officer.

(31.2) - 302 Certification of Principal Executive Officer.

(31.3) - 302 Certification of Chief Financial Officer.

      (32.1) - Certification of Principal Executive Officer. (32.2) - Certification of Principal Executive Officer.

(32.3) - Certification of Chief Financial Officer.

(99.3) - Independent accountant's review of financial statements for the period ended September 30, 2003.

 (b) Reports on Form 8-K - Earnings release entitled "Citizens Financial Services, Inc. Reports Third Quarter Earnings" filed October 15, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Citizens Financial Services, Inc.

(Registrant)

November 4, 2003                     /s/ John M. Thomas, M.D._
                                     By: John M. Thomas, M.D.
                                     Interim President
                                     (Principal Executive Officer)

November 4, 2003                     /s/ Richard E. Wilber
                                     By: Richard E. Wilber
                                     Former President
                                     (Principal Executive Officer)

November 4, 2003                     /s/ Randall E. Black
                                     By: Randall E. Black
                                     Assistant Treasurer
                                    (Principal Financial Officer &
                                     Principal Accounting Officer)