Form 10-K
period 2003-12-31
CITIZENS FINANCIAL SERVICES INC
filed 2004-03-18
CIK 739421

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K
[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to___________________
Commission file number 0-13222

CITIZENS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in our charter)

PENNSYLVANIA	23-2265045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

First Citizens National Bank
15 South Main Street
Mansfield, Pennsylvania 16933
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (570) 662-2121

Securities registered pursuant to section 12 (b) of the Act:

Title of each class	Name of each exchange on which registered
NOT APPLICABLE	NOT APPLICABLE

Securities registered pursuant to section 12 (g) of the Act:

Common Stock, par value $1.00 per share
(Title of class)

Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

The aggregate market value of the voting stock of the Registrant held by non-affiliates (for this purpose, persons or entities other than executive officers, directors, or 5% or more stockholders) of the Registrant, as of June 30, 2003, was $68,791,431.

The number of shares outstanding of the Registrant's Common Stock, as of February 18, 2004, was 2,812,887.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I, III and IV is incorporated by reference to Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 20, 2004.

Certain information required by Parts I, II and IV is incorporated by reference to Registrant's Annual Report to Stockholders for the Year Ended December 31, 2003.

Citizens Financial Services, Inc. Form 10-K INDEX
Page
PART I
ITEM 1 – BUSINESS	1 – 2
ITEM 2 – PROPERTIES	3 – 4
ITEM 3 – LEGAL PROCEEDINGS	4
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS	4
PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	5
ITEM 6 – SELECTED FINANCIAL DATA	5
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	5
ITEM 8 – FINANCIAL STATEMENT AND SUPPLEMENTARY DATA	5
ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	5
ITEM 9A – CONTROLS AND PROCEDURES	6
PART III
ITEM 10 – DIECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	6
ITEM 11 – EXECUTIVE COMPENSATION	6
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	6
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	6
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES	6
PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	7
SIGNATURES	8 – 9

I

PART I
ITEM 1 - BUSINESS

CITIZENS FINANCIAL SERVICES, INC.

Citizens Financial Services, Inc. (the "company") is a Pennsylvania business corporation, incorporated April 30, 1984 to form a bank holding company. It is registered under the Bank Holding Company Act of 1956, as amended. On April 30, 1984, First Citizens National Bank (the "Bank") became a wholly owned subsidiary of our company by means of a merger in which the stockholders of First Citizens National Bank became stockholders of our company. The company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System. In general, the company is limited to owning or controlling banks and engaging in such other activities as are properly incident thereto.

Our company does not currently engage in any operating business activities, other than the ownership and management of First Citizens National Bank and its wholly owned insurance agency subsidiary.

FRIST CITIZENS NATIONAL BANK

The Bank is a nationally chartered banking institution incorporated in 1932. The Bank’s Main Office is located at 15 South Main Street, Mansfield, (Tioga County) Pennsylvania. The Bank’s primary market area consists of the Pennsylvania Counties of Bradford, Potter and Tioga in North Central Pennsylvania. It also includes Allegany, Steuben, Chemung and Tioga Counties in Southern New York. The economy is diversified and includes manufacturing industries, wholesale and retail trade, service industries, family farms and the production of natural resources of gas and timber.

In addition to the Main Office, the Bank has 14 other full service branch offices in its market area.

The Bank is a full-service bank engaging in a broad range of banking activities and services for individual, business, governmental and institutional customers. These activities and services principally include checking, savings, time and deposit accounts; real estate, commercial, industrial, residential and consumer loans; and a variety of other specialized financial services. The Trust and Investment division offers a full range of client investment, estate and retirement services.

Historical Transactions of First Citizens National Bank are as follows:

In 1970, the First National Bank in Mansfield merged with Citizens National Bank of Blossburg, Pennsylvania, to form First Citizens National Bank. In 1971, the Bank expanded into Potter County through the acquisition of the Grange National Bank, which had offices in Ulysses and Genesee, Pennsylvania.

On November 16, 1990, the company acquired Star Savings and Loan Association, originally organized as a Pennsylvania-chartered mutual savings and loan association in 1899 and converted to a Pennsylvania-chartered permanent reserve fund stock savings and loan association on March 27, 1986. On December 31, 1991, the Association merged with the Bank terminating the Association's separate operations as a savings and loan.

On April 20, 1996, the Bank purchased two branch offices of Meridian Bank in Canton and Gillett, Pennsylvania.

In October 1996, we opened an office in the Weis Supermarket in Wellsboro, Pennsylvania.

In August 2000, we opened an office in the Wal-Mart Super-center in Mansfield, Pennsylvania.

On October 27, 2000, we purchased six branch offices of Sovereign Bank in Bradford County, Pennsylvania. In February 2001, we consolidated two of these six branches.

As of December 31, 2003, the Bank employed 171 full time equivalent employees at our corporate offices and 15 banking facilities.
Our company's profitability does not depend upon a few customers. Losing the business of any one customer or group of customers would not cause a material impact on our business.

The Bank’s business is not seasonal nor does it have any risks attendant to foreign sources.

We are dependent geographically upon the economic conditions in north central Pennsylvania and the southern tier of New York.

COMPETITION

The banking industry in the Bank’s service area continues to be extremely competitive, both among commercial banks and with financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies and credit unions. The increased competition has resulted from changes in the legal and regulatory guidelines as well as from economic conditions. Mortgage banking firms, financial companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms and even government agencies provide additional competition for loans and other financial services. The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Additional information related to our business and the competition is detailed in the Management's Discussion and Analysis, which information is included at Exhibit 13, hereof and incorporated herein by reference.

REGULATION AND SUPERVISION

The Bank is subject to supervision and examination by applicable federal and state banking agencies, including the Office of the Comptroller of the Currency (the "comptroller"). In addition, the Bank is insured by and subject to some or all of the regulations of the Federal Deposit Insurance Corporation ("FDIC"). The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restriction on the types, amounts and terms and conditions of loans that may be granted, and limitation on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operation of the Bank. In addition to the impact of the regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board, including actions taken with respect to interest rates, as it attempts to control the money supply and credit availability in order to influence the economy.

The Comptroller is the primary supervisory authority over the Bank. The Comptroller regularly examines our bank and has the authority, under the Financial Institutions Supervisory Act, to prevent us from engaging in unsafe or unsound practices in the conduct of our business.

The company is subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Act generally does not permit bank holding companies:
To acquire direct or indirect ownership of any company that is not a bank;

To acquire control of more than 5% of the voting shares of any company that is not a bank; or

To engage in any business other than that of:
Banking;

Managing and controlling banks;

Furnishing services to subsidiary banks; or

Engaging in any other activity that the Federal Reserve deems to be closely related to banking

The Act also prohibits our company from engaging in "tie-in" arrangements with our customers in which we would extend credit to a customer, and in exchange, the customer would perform services for the Bank.
The Act requires our company to obtain the approval of the Federal Reserve before we acquire more than 5% of the voting stock of another bank. The Act also requires us to file annual reports with the Federal Reserve. The Act also permits the Federal Reserve to examine the operations of our company.

Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to our bank holding company or any of our subsidiaries, or investments in the stock or other securities of our bank holding company and on taking of such stock or securities as collateral for loans to any borrower.

PERMITTED NON-BANKING ACTIVITIES

The Federal Reserve permits bank holding companies to engage in non-banking activities, which are closely related to banking or managing or controlling banks. Our company presently does not engage in any such activities nor does it intend to in the near future.

Neither our company nor our subsidiary anticipates that compliance with environmental laws and regulations will have any material effect on capital expenditures, earnings, or on our competitive position.

Our company is a legal entity, separate and distinct from the Bank. Most of our company's revenues, including funds available for payment of dividends and for operating expenses, are provided by dividends from the Bank. Certain limitations exist on the availability of the Bank’s undistributed net assets for the payment of dividends to our parent without prior approval of the Bank’s regulatory authorities as further described in Footnote 11 of the 2003 Annual Report to Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

LEGISLATION AND REGULATORY CHANGES

From time to time, various types of federal and state legislation are proposed that could result in additional regulation of and restrictions on the business of our company and the Bank. We cannot predict whether such legislation will be adopted or, if adopted, how such legislation would affect the business of our company or the Bank. As a consequence of the extensive regulation of commercial banking activities in the United States, the company's and Bank's business is particularly susceptible to being affected by new and revised federal legislation and regulations that may increase the cost of doing business.

Risk-Based Capital Guidelines ~ The Federal Reserve, the FDIC and the Comptroller have issued certain risk-based capital guidelines, which supplement existing capital requirements and have been discussed in Footnote 11 of the 2003 Annual Report to Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

We are not aware of any current specific recommendations by regulatory authorities or proposed legislation, which if it were adopted, would have a material adverse effect upon our company's liquidity, capital resources, or results of operations, although the general cost of compliance with numerous federal and state laws and regulations does have, and in the future may have, a negative impact on our company's results of operations.

The state of the financial services industry affects the business of our company. As a result of legal and industry changes, we believe that the industry will continue to experience an increase in consolidations and mergers as the financial services industry strives for greater cost efficiencies and market share. We believe that such consolidations and mergers may enhance our competitive position as a community bank by emphasizing customer service, including local office decision making on loans, establishing long-term customer relationships and building customer loyalty and providing product and services designed to address the needs or our customers.

EFFECT OF GOVERNMENT MONETARY POLICIES

The earnings and growth of the banking industry are affected by the credit policies of monetary authorities, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit in order to control recessionary and inflationary pressures. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market activities in U.S. Government Securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These operations are used in varying combinations to influence overall economic growth and indirectly, bank loans, securities, and deposits. These variables may also affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

In view of the changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities including the Federal Reserve System, no prediction can be made as to possible changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the company and the Bank (also see page 66 of Management's Discussion and Analysis of the 2003 Annual Report to the Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference).

ITEM 2 - PROPERTIES

The headquarters of the company and Bank are located at 15 South Main Street, Mansfield, Pennsylvania. The building contains the central offices of the company and Bank. Our bank also owns fifteen other banking facilities. All buildings are owned by the Bank and are free of any liens or encumbrances.

PROPERTIES	Current Building (Renovation Date)

Main Office:

15 South Main Street Mansfield, PA 16933	1971 (new building completed 2001)

Branch Offices:

300 Main Street Blossburg, PA 16912	1988

502 Main Street Ulysses, PA 16948	1977

391 Main Street Genesee, PA 16923	1985

306 West Lockhart Street Sayre, PA 18840	1989

430 North Keystone Avenue Sayre, PA 18840	1959 (1978)

102 Desmond Street Sayre, PA 18840	1963 (1989)

99 Main Street Wellsboro, PA 16901	1979

103 West Main Street Troy, PA 16947	1988

Exchange Street and Main Street Troy, PA 16947	1895 (1983)

29 West Main Street Canton, PA 17724	1974 (1997)

Main Street Gillett, PA 16925	1970 (1997)

Main Street, Route 328 Millerton, PA 16936	1970

Main Street, Route 467 LeRaysville, PA 18829	1890 (1991)

111 Main Street Towanda, PA 18848	1974

Operations Center 1163 South Main Street Mansfield, PA 16933	1999 (New addition completed 2001)

The net book value for these properties, as of December 31, 2003, was $9,025,000. The properties are adequate to meet the needs of the employees and customers. We have equipped all of our facilities with current technological improvements for data and word processing.

ITEM 3 - LEGAL PROCEEDINGS

We are not aware of any litigation that would have a material adverse effect on the consolidated financial position of our company. We know of no proceedings pending other than ordinary, routine litigation incidental to the business of our company and subsidiary. In addition, we know of no material proceedings that are pending or are known to be threatened or contemplated against our company or our bank subsidiary by governmental authorities.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

None

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our company's stock is not listed on any stock exchange, but it is listed for quotation on the National Association of Securities Dealers OTC Bulletin Board electronic system, under the trading symbol CZFS.

You can find our market and dividend information on pages 14 and 34-35 of our company's 2003 Annual Report to the Stockholders, which is included at Exhibit 13, hereof and incorporated herein by reference.

Our company has paid dividends since April 30, 1984, the effective date of our formation as a bank holding company. Our company's Board of Directors intends to continue the dividend payment policy; however, future dividends necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors as in existence at the time the Board of Directors considers dividend policy. Cash available for dividend distributions to stockholders of our company comes from dividends paid to our company by the Bank. Therefore, restrictions on the ability of the Bank to make dividend payments are directly applicable to our company.

Under the Pennsylvania Business Corporation Law of 1988, our company may pay dividends only if, after payment, our company would be able to pay our debts as they become due in the usual course of our business and our total assets will be greater than the sum of our total liabilities. See page 24 of the 2003 Annual Report to Stockholders, for dividend restrictions of a national bank.

As of February 20, 2004, our company had approximately 1,563 stockholders of record. The computation of stockholders of record excludes individual participants in securities positions listings. The company has not sold any unregistered shares of common stock in the past three years.

ITEM 6 - SELECTED FINANCIAL DATA

You can find the discussion required by this item on page 34 of the 2003 Annual Report to Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You can find information required by this item on pages 36 - 55 of the 2003 Annual Report to Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RATE RISK

You can find information required by this item on pages 51 - 53 of the 2003 Annual Report to Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

You can find information required by this item on pages 2 - 34 of the 2003 Annual Report to Stockholders, which information is included at Exhibit 13, hereof and incorporated herein by reference.

Financial Statements:
Consolidated Balance Sheet as of December 31, 2003 and 2002
Consolidated Statement of Income for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statement of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
Report of Independent Certified Public Accountants

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A – CONTROLS AND PROCEDURES

The company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2003, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures as of December 31, 2003 were effective in ensuring that material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States of America.

There have been no significant changes in the company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFCIERS OF THE REGISTRANT

You can find this information appearing in our definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "SEC") under the heading "Board of Directors and Executive Officers", Election of Directors", "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" for the Annual Meeting of Stockholders to be held April 20, 2004, which sections are incorporated herein by reference.

ITEM 11 – EXECUTIVE COMPENSATION

You can find this information appearing in our definitive Proxy Statement to be filed with the SEC under the headings "Executive Compensation", "Board of Directors and Executive Officers", "Board Committee Interlocks and Insider Participation", which sections are incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

You can find this information appearing in our definitive Proxy Statement to be filed under the heading "Beneficial Ownership of the Corporation's Stock Owned by Principal Owners and Management," which section is incorporated herein by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

You can find this information appearing in our definitive Proxy Statement to be filed with the SEC under the heading "Certain Relationships and Related Transactions" which section is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

You can find this information appearing in our definitive Proxy Statement to be filed with the SEC under the heading "Audit Committee Report", which is includes the Audit Committee’s pre-approval policies and procedures which section is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report:

1. The following financial statements of our company are incorporated by reference in Item 8:

Consolidated Balance Sheet as of December 31, 2003 and 2002

Consolidated Statement of Income for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statement of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Report of Independent Certified Public Accountants

2. All financial statement schedules are omitted because the required information is either not applicable, not required or is  shown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection  (a) (1) of this item.

3. The following Exhibits are filed herewith, or incorporated by reference as a part of this report.

(3)(i) - Articles of Incorporation of the Corporation, as amended. (Incorporated by Reference to Exhibit (3)(i) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Commission on May 11, 2000.)

(3)(ii) - By-laws of the Corporation, as amended.

(4) - Instruments Defining the Rights of Stockholders. (Incorporated by reference to the Registrant's Registration Statement No.2-89103 on Form S-14, as filed with the Commission on February 17, 1984.)

(10.1) - Material Contracts. Consulting and Non-Compete Agreement with Richard E. Wilber, Former Executive Officer of our company. (Incorporated by Reference to Exhibit (10) to the Annual Report of Form 10-K for the fiscal year ended December 31, 2003.)

(13) - The Annual Report to Stockholders for the year ended December 31, 2003.

(14) - Code of Ethics.

(21) - Subsidiaries of Citizens Financial Services, Inc.

(31.1) - 302 Certification of Principal Executive Officer

(31.2) - 302 Certification of Chief Financial Officer

(32.1) - Certification of Principal Executive Officer

(32.2) - Certification of Chief Financial Officer

(b) Reports on Form 8-K.

Current Reports on Form 8-K – Earnings release entitled "Citizens Financial Services, Inc. Releases 2003 Year-end Earnings" filed January 21, 2004.

Current Reports on Form 8-K – Entitled "First Citizens National Bank Purchases Bradford County Legacy Bank Offices" filed February 26, 2004.

(c) The exhibits required to be filed by this item are listed under Item 15(a)(3) above.

(d) Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.
Citizens Financial Services, Inc.
(Registrant)

/s/ John M. Thomas, M.D.	/s/ Randall E. Black

By: John M. Thomas, M.D. Interim President (Principal Executive Officer)	By: Randall E. Black Assistant Treasurer (Principal Financial & Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity	Date
/s/ John M. Thomas, M.D.	March 2, 2004

John M. Thomas, M.D., Interim President, Director (Principal Executive Officer)

/s/ Carol J. Tama	March 2, 2004

Carol J. Tama, Director

/s/ R. Lowell Coolidge	March 2, 2004

R. Lowell Coolidge, Director

/s/ Rudolph J. van der Hiel	March 2, 2004

Rudolph J. van der Hiel, Director

/s/ John E. Novak	March 2, 2004

John E. Novak, Director

/s/ William D. Van Etten	March 2, 2004

William D. Van Etten, Director

/s/ Larry J. Croft	March 2, 2004

Larry J. Croft, Director

/s/ Mark L. Dalton	March 2, 2004

Mark L. Dalton, Director

/s/ R. Joseph Landy	March 2, 2004

R. Joseph Landy, Director

/s/ Roger C. Graham, Jr.	March 2, 2004

Roger C. Graham, Jr., Director

/s/ E. Gene Kosa	March 2, 2004

E. Gene Kosa, Director

/s/ Randall E. Black	March 2, 2004

Randall E. Black, Assistant Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

(3)(i) - Articles of Incorporation of the Corporation, as amended. (Incorporated by Reference to Exhibit (3)(i) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Commission on May 11, 2000.)

(3)(ii) - By-laws of the Corporation, as amended.

(4) - Instruments Defining the Rights of Stockholders. (Incorporated by reference to the Registrant's Registration Statement No.2-89103 on Form S-14, as filed with the Commission on February 17, 1984.)

(10.1) - Material Contracts. Consulting and Non-Compete Agreement with Richard E. Wilber, Former Executive Officer of our company. (Incorporated by Reference to Exhibit (10) to the Annual Report of Form 10-K for the fiscal year ended December 31, 2003.)

(13) - The Annual Report to Stockholders for the year ended December 31, 2003.

(14) - Code of Ethics.

(21) - Subsidiaries of Citizens Financial Services, Inc.

(31.1) - 302 Certification of Principal Executive Officer

(31.2) - 302 Certification of Chief Financial Officer

(32.1) - Certification of Principal Executive Officer

(32.2) - Certification of Chief Financial Officer

