Form 10-K/A
period 2003-12-31
CITIZENS FINANCIAL SERVICES INC
filed 2004-04-29
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________________ to ______________________

Commission file number 0-13222

CITIZENS FINANCIAL SERVICES, INC. Exact Name of Registrant as Specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2265045 (I.R.S. Employer Identification No.)

15 South Main Street, Mansfield, Pennsylvania (Address of principal executive offices)	16933 (Zip Code)

Registrant's telephone number, including area code (570) 662-2121

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None

Securities registered pursuant to section 12(g) of the Act:
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

INTRODUCTION

Registrant hereby amends this Annual Report on Form 10-K to attach Registrant's Bylaws, as amended, as Exhibit 3(ii), which exhibit was inadvertetnly omitted from the original filing.

PART IV

ITEM 14.    EXHIBITS FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following Exhibits are files herewith or incoporated by reference as a part of this Annual Report:

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

(13)	- The Annual Report to Stockholders for the year ended December 31, 2003.*
(14)	- Code of Ethics. *
(21)	- Subsidiaries of Citizens Financial Services, Inc. *
(31.1)	- 302 Certification of Principal Executive Officer and Chief Financial Officer.
(32.1)	- Certification of Principal Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, to be signed on its behalf by the undersigned, thereto duly authorized.

Date: April 29, 2004	By:	/s/ Randall E. Black

Title: President and Chief Financial Officer (Principal Financial & Accounting Officer)

EXHIBIT INDEX

(3)(i)	- Articles of Incorporation of the Corporation, as amended. (Incorporated by Reference to Exhibit (3)(i) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Commission on May 11, 2000.)
(3)(ii)	- By-laws of the Corporation, as amended.
(4)	- Instruments Defining the Rights of Stockholders. (Incorporated by reference to the Registrant's Registration Statement No.2-89103 on Form S-14, as filed with the Commission on February 17, 1984.)
(10.1)
- Material Contracts. Consulting and Non-Compete Agreement with Richard E. Wilber, Former Executive Officer of our company. (Incorporated by Reference to Exhibit (10) to the Annual Report of Form 10-K for the fiscal year ended December 31, 2003.)

(13)	- The Annual Report to Stockholders for the year ended December 31, 2003.*
(14)	- Code of Ethics. *
(21)	- Subsidiaries of Citizens Financial Services, Inc. *
(31.1)	- 302 Certification of Principal Executive Officer and Chief Financial Officer.
(32.1)	- Certification of Principal Executive Officer and Chief Financial Officer.

* Previously Filed.