Form 10-Q
period 2004-03-31
CITIZENS FINANCIAL SERVICES INC
filed 2004-05-05
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

First Citizens National Bank
15 South Main Street
Mansfield, Pennsylvania 16933
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (570) 662-2121

Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X___ No_____

Indicate by checkmark whether the registrant is an accelerated filer (as described in Rule 12b-2 of the Exchange Act). Yes____ No __X__

The number of shares outstanding of the Registrant's Common Stock, as of May 1, 2004, 2,812,888 shares of Common Stock, par value $1.00.

Citizens Financial Services, Inc.
Form 10-Q

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31	December 31
(in thousands, except per share data)	2004	2003

ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 8,731	$ 9,624
Interest-bearing	3,349	327

Total cash and cash equivalents	12,080	9,951

Available-for-sale securities	109,618	106,587

Loans (net of allowance for loan losses of $3,874 and $3,620)	313,549	314,037

Premises and equipment	10,479	10,645
Accrued interest receivable	1,790	1,703
Goodwill	6,905	6,905
Core deposit intangible	869	978
Bank owned life insurance	7,221	7,142
Other assets	6,320	5,930

TOTAL ASSETS	$ 468,831	$ 463,878

LIABILITIES:
Deposits:
Noninterest-bearing	$ 44,377	$ 46,820
Interest-bearing	342,698	338,871

Total deposits	387,075	385,691
Borrowed funds	26,444	27,796
Notes payable	7,500	7,500
Accrued interest payable	1,547	1,888
Commitment to purchase investment securities	4,094	-
Other liabilities	2,644	2,474

TOTAL LIABILITIES	429,304	425,349

STOCKHOLDERS' EQUITY:
Common Stock
$1.00 par value; authorized 10,000,000 shares;
issued 2,909,849 shares in 2004 and 2003, respectively	2,910	2,910
Additional paid-in capital	10,213	10,213
Retained earnings	27,413	26,455

TOTAL	40,536	39,578
Accumulated other comprehensive income	996	956
Less: Treasury Stock, at cost
96,962 shares for 2004 and 2003, respectively	(2,005)	(2,005)

TOTAL STOCKHOLDERS' EQUITY	39,527	38,529

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 468,831	$ 463,878

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended
	March 31,

(in thousands, except per share data)	2004	2003

INTEREST INCOME:
Interest and fees on loans	$ 5,348	$ 5,403
Interest-bearing deposits with banks	5	4
Investment securities:
Taxable	892	894
Nontaxable	85	137
Dividends	62	82

TOTAL INTEREST INCOME	6,392	6,520

INTEREST EXPENSE:
Deposits	1,964	2,238
Borrowed funds	213	75

TOTAL INTEREST EXPENSE	2,177	2,313

NET INTEREST INCOME	4,215	4,207
Provision for loan losses	-	135

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,215	4,072

NON-INTEREST INCOME:
Service charges	731	711
Trust	181	124
Gains on loans sold	9	96
Realized securities gains, net	287	259
Earnings on bank owned life insurance	79	-
Other	109	164
TOTAL NON-INTEREST INCOME	1,396	1,354

NON-INTEREST EXPENSES:
Salaries and employee benefits	1,925	1,897
Occupancy	286	278
Furniture and equipment	169	177
Professional fees	154	162
Amortization	109	109
Other	1,028	1,008

TOTAL NON-INTEREST EXPENSES	3,671	3,631

Income before provision for income taxes	1,940	1,795
Provision for income taxes	447	430

NET INCOME	$ 1,493	$ 1,365

Earnings Per Share	$ 0.53	$ 0.48

Cash Dividend Declared	$ 0.190	$ 0.180

Weighted average number of shares outstanding	2,812,888	2,854,688

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended
	March 31
(in thousands)		2004		2003

Net income		$ 1,493		$ 1,365
Other comprehensive income:
Unrealized gains (losses) on available for sale securities	348		(340)
Less: Reclassification adjustment for gains included in net income	(287)		(259)

Other comprehensive income (loss) before tax		61		(599)
Income tax expense (benefit) related to other comprehensive income		21		(203)

Other comprehensive income (loss), net of tax		40		(396)

Comprehensive income		$ 1,533		$ 969

The accompanying notes are an integral part of these unaudited consolidated financial statements

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Three Months Ended
	March 31,
(in thousands)	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,493	$ 1,365
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	-	135
Depreciation and amortization	229	222
Amortization of intangible assets	109	109
Amortization and accretion of investment securities	226	264
Deferred income taxes	(65)	5
Realized gains on securities	(287)	(259)
Realized gains on loans sold	(9)	(96)
Earnings on bank owned life insurance	(79)	-
Originations of loans held for sale	(535)	(5,117)
Proceeds from sales of loans held for sale	624	5,388
Loss on sale of foreclosed assets held for sale	2	-
Increase in accrued interest receivable	(87)	(2)
Increase in other assets and intangibles	(251)	(303)
Decrease in accrued interest payable	(341)	(413)
Increase in other liabilities	170	109

Net cash provided by operating activities	1,199	1,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	8,230	4,906
Proceeds from maturity and principal repayments of securities	5,242	11,841
Purchase of securities	(11,891)	(25,033)
Net increase in loans	(156)	(6,159)
Acquisition of premises and equipment	(38)	(164)
Proceeds from sale of foreclosed assets held for sale	45	-

Net cash provided by (used in) investing activities	1,432	(14,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,384	8,481
Proceeds from long-term borrowings	24	307
Net increase (decrease) in short-term borrowed funds	(1,376)	5,796
Dividends paid	(534)	(509)

Net cash provided by (used in) financing activities	(502)	14,075

Net increase in cash and cash equivalents	2,129	873

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,951	11,594

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 12,080	$ 12,467

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 2,518	$ 2,726

Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Presentation

Citizens Financial Service, Inc., (individually and collectively, the “Company”) is a Pennsylvania corporation organized as the holding company of its wholly owned subsidiary, First Citizens National Bank (the “Bank”), and its subsidiary, First Citizens Insurance Agency, Inc. All material inter-company balances and transactions have been eliminated in consolidation.

The accompanying interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2004, and the results of operations for the interim periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Note 2 - Earnings per Share

Earnings per share calculations give retroactive effect to a 1 percent stock dividend declared by the Company in July 2003. The number of shares used in the earnings per share and dividends per share calculation was 2,812,888 for 2004 and 2,854,688 for 2003.

Note 3 – Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily the result of tax-exempt income earned from state and municipal securities and loans and investment in tax credits.

Note 4 – Employee Benefit Plans

Components of Net Periodic Benefit Cost - Defined Benefit Plans

For a detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 8 of the Company's
Consolidated Financial Statements included in the 2003 Annaul Report on Form 10-K.

The following sets forth the components of net periodic benefit cost of the defined benefit plans for the three months ended March 31, 2004 and 2003, respectively (dollars presented in thousands).

	Pension Benefits

	2004	2003

Service cost	$ 84	$ 85
Interest cost	74	67
Expected return on plan assets	(83)	(132)
Net amortization and deferral	6	81

Net periodic benefit cost	$ 81	$101

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $459,000 to its pension plan in 2004. As of March 31, 2004, no contributions have been made.

Note 5 – Pending Acquisition

On February 25, 2004 the Company entered into a definitive agreement whereby the Company has purchased two branch locations from Legacy Bank. Under the terms of the agreement, the Company will acquire approximately $24 million in loans and $21 million in deposits, in addition to assuming the lease costs of the branches and offering of employment to certain employee’s. This acquisition has been approved by the Company’s board of directors and is expected to close on June 4, 2004.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

    Forward-looking statements may prove inaccurate. We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of Citizens Financial Services, Inc., First Citizens National Bank, First Citizens Insurance Agency, Inc. or the combined company. When we use such words as "believes," "expects,” "anticipates," or similar expressions, we are making forward-looking statements. For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements:
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

INTRODUCTION

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Citizens Financial Service, Inc., a bank holding company and its subsidiary (the Company). Our Company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary’s (First Citizens National Bank) financial conditions and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding March 31, 2004 financial information. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results you may expect for the full year.

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

Credit risk represents the possibility that a customer may not perform in accordance with contractual terms. Credit risk results from loans with customers and purchasing of securities. The Company’s primary credit risk is in the loan portfolio. The Company manages credit risk by adhering to an established credit policy and through a disciplined evaluation of the adequacy of the allowance for loan losses. Also, the investment policy limits the amount of credit risk that may be taken in the investment portfolio.

Liquidity risk represents the inability to generate or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and obligations to depositors. The Company has established guidelines within its asset/liability policy to manage liquidity risk. These guidelines include contingent funding alternatives.

Readers should carefully review the risk factors described in other documents our Company files, from time to time, with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 2003, filed by our Company and any Current Reports on Form 8-K filed by our Company.

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

TRUST AND INVESTMENT SERVICES

Our Trust and Investment Department services range from professional estate settlement services through management of complex trust accounts to investment management and custody of securities. Our Trust and Investment Department manages retirement accounts for many area companies and individuals. We also manage many individual IRAs, both rollover and contributory.
The Investment Department offers full service brokerage services in selected locations throughout the Bank’s market area and appointments can be made in any First Citizens National Bank branch.
The Bank offers annuities and life insurance through our insurance subsidiary, First Citizens Insurance Agency, Inc.

FINANCIAL CONDITION

Total assets (shown in the Consolidated Balance Sheet) have increased 1.1% since year-end 2003 to $468.8 million. Total loans decreased .1% to $317.4 million and investment securities increased 2.8% to $109.6 million since year-end 2003. Total deposits increased .4% to $387.1 million since year-end 2003. Explanations of variances will be described within the following appropriate sections.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $12,080,000 at March 31, 2004 compared to $9,951,000 on December 31, 2003. Noninterest-bearing cash decreased $893,000 since year-end 2003, while interest-bearing cash increased $3,022,000 during that same period. We continue to experience significant monthly principal repayments from our mortgage backed securities portfolio and reinvest the proceeds back into the investment portfolio for the first quarter of 2004.

We believe the liquidity needs of the Company, are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

INVESTMENTS

Our investment portfolio increased by $3,031,000 or 2.8% from December 31, 2003 to March 31, 2004. During the first quarter of 2004 we were able to increase our investments primarily as the result of a purchase of $15,841,000 of U.S. Agency Mortgage-backed securities, of which $4,094,000 was committed to purchase at quarter end, as a result of the reinvestment of investment sales proceeds and principal repayments received during the quarter.

Management monitors the earnings performance and the effectiveness of the liquidity of the investment portfolio on a regular basis. Through active balance sheet management and analysis of the securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

LOANS

The Company’s loan demand remained flat during the first three months of 2004. We anticipate loan demand will pickup during the remainder of 2004 as traditionally the first quarter tends to lag the rest of the year, along with signs of an improving economy, which should stimulate demand on the commercial lending side of the equation. With the pending acquisition we expect this also to enhance our ability to expand upon the new relationships being acquired. The Company’s lending is focused in the north central Pennsylvania market and the southern tier of New York. The composition of our loan portfolio consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally owned small businesses. New loans are generated primarily from direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants and existing customers.

As shown in the following tables (dollars in thousands), the change in total loans decreased slightly by $234,000 or .1% for the period compared to December 31, 2003. Residential mortgage lending is a principal business activity and one our Company expects to continue by providing a full complement of competitively priced conforming, nonconforming and home equity mortgages.

	March 31,		December 31,
	2004		2003
	Amount	%	Amount	%

Real estate:
Residential	$ 186,620	58.8	$ 186,117	58.6
Commercial	57,447	18.1	57,370	18.1
Agricultural	7,167	2.2	7,594	2.4
Loans to individuals
for household, family and other purchases	12,333	3.9	13,145	4.1
Commercial and other loans	16,530	5.2	16,219	5.1
State & political subdivision loans	37,326	11.8	37,212	11.7

Total loans	317,423	100.0	317,657	100.0
Less allowance for loan losses	3,874		3,620
Net loans	$ 313,549		$ 314,037

	March 31, 2004/
	December 31, 2003
	Change
	Amount	%

Real estate:
Residential	$ 503	0.3
Commercial	77	0.1
Agricultural	(427)	(5.6)
Loans to individuals
for household, family and other purchases	(812)	(6.2)
Commercial and other loans	311	1.9
State & political subdivision loans	114	0.3
Total loans	$ (234)	(0.1)

Although loan demand has slowed compared to the refinancing boom we have experienced over the last several years, we expect loan originations to pick up during the remainder of the year. We believe that our continued emphasis on training branch office personnel and the focus on flexibility and fast “turn around time” will continue to aid in growing our loan portfolio.

Our focus on commercial lending continues to be expanded over the past several years with the establishment of a core group of commercial lenders to handle a higher volume of small business loans.

ALLOWANCE FOR LOAN LOSSES

As shown in the following table (dollars in thousands), the Allowance for Loan Losses as a percentage of loans increased from 1.14% to 1.22%, at December 31, 2003 and March 31, 2004, respectively. The dollar amount of the reserve increased $254,000, since year-end 2003. The increase is a result of no provision in the first three months less net recoveries. Gross charge-offs for the first three months of 2004 were $49,000, while recoveries were $303,000, of which $299,000 was related to one borrower, which was previously charged-off in the third quarter of 2003.

	March 31,	December 31,
	2004	2003	2002	2001	2000

Balance, at beginning of period	$ 3,620	$ 3,621	$ 3,250	$ 2,777	$ 2,270
Provision charged to income	-	435	435	445	610
Recoveries on loans previously
Charged against the allowance	303	116	115	175	55

	3,923	4,172	3,800	3,397	2,935
Loans charged against the allowance	(49)	(552)	(179)	(147)	(158)
Balance, at end of year	$ 3,874	$ 3,620	$ 3,621	$ 3,250	$ 2,777

Allowance for loan losses as a percent
of total loans	1.22%	1.14%	1.21%	1.20%	1.06%

Allowance for loan losses as a percent
of non-performing loans	213.91%	134.62%	119.94%	149.56%	382.51%

The adequacy of the allowance for loan losses is subject to a formal analysis by management of the Company. Management deems the allowance to be adequate to absorb inherent losses probable in the portfolio, as of March 31, 2004. The Company has disclosed in its annual report on Form 10-K the process and methodology supporting the loan loss provision.

BANK OWNED LIFE INSURANCE

During the second quarter of 2003 the Company elected to purchase $7,000,000 of bank owned life insurance to offset future employee benefit costs. The use of life insurance policies will provide the bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.

DEPOSITS

Traditional deposits continue to be the most significant source of funds for the Company. As shown in the following tables (dollars in thousands), deposits increased $1,384,000 or .4%, since December 31, 2003. As of March 31, 2004, non-interest-bearing deposits decreased by $2,443,000, while NOW accounts and certificates of deposit increased by $1,199,000 and $1,810,000, respectively. Non-interest-bearing deposits decreased largely due to funding needs of local school districts and the loss of a large account during the quarter. NOW accounts increased primarily as a result marketing efforts to attract new customers and balances within this category.

	March 31,		December 31,
	2004		2003
	Amount	%	Amount	%

Non-interest-bearing deposits	$ 44,377	11.5	$ 46,820	12.1
NOW accounts	58,300	15.1	57,101	14.8
Savings deposits	37,646	9.7	37,629	9.8
Money market deposit accounts	43,383	11.2	42,582	11.0
Certificates of deposit	203,369	52.5	201,559	52.3
Total	$ 387,075	100.0	$ 385,691	100.0

	March 31, 2004/
	December 31, 2003
	Change
	Amount	%

Non-interest-bearing deposits	$ (2,443)	(5.2)
NOW accounts	1,199	2.1
Savings deposits	17	0.0
Money market deposit accounts	801	1.9
Certificates of deposit	1,810	0.9
Total	$ 1,384	0.4

BORROWED FUNDS

Borrowed funds decreased $1,352,000 during the first three months of 2004. The decrease occurred primarily within our cash management repurchase agreements with one customer relationship. The Company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home Loan Bank.

In September 2003, the Company borrowed $1.1 million from its line of credit with an unrelated financial institution to buy back 41,800 shares of treasury stock from an estate.

NOTES PAYABLE

In December 2003, the Company formed a special purpose entity, Citizens Financial Statutory Trust I (“the Entity”), to issue $7,500,000 of floating rate obligated mandatory redeemable securities as part of a pooled offering. The rate is determined quarterly and floats based on the 3 month LIBOR plus 2.80%. At March 31, 2004, the rate was 3.91%. The Entity may redeem them, in whole or in part, at face value after December 17, 2008. The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable, which is included in the liabilities section of the Company’s balance sheet. Debt issue costs of $75,000 have been capitalized and are being amortized through the first call date. The first quarterly payment was due and made March 17, 2004.
Under current accounting rules, the Company’s minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet. The Entity is not consolidated as part of the Company’s consolidated financial statements.

STOCKHOLDERS’ EQUITY

We evaluate stockholders’ equity in relation to total assets and the risk associated with those assets. The greater the capital resource, the more likely a corporation is to meet its cash obligations and absorb unforeseen losses. For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total Stockholders’ Equity was $39,527,000, at March 31, 2004 compared to $38,529,000, at December 31, 2003, an increase of $998,000 or 2.6%. In the first three months, the Company earned $1,564,000 and declared dividends of $534,000, a dividend payout ratio of 34.1% of net income.

All of the Company’s investment securities are classified as available-for-sale making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. Accumulated other comprehensive income increased $40,000 compared to December 31, 2003 as result of interest rate movements.

The Company has also complied with standards of well capitalized mandated by the banking regulators. The Company’s primary regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks associated with various assets entities hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Company’s computed risk-based capital ratios are as follows (dollars in thousands):

	March 31,		December 31,
	2004		2003
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio

Company	$ 41,713	14.32%	$ 40,655	14.07%
For capital adequacy purposes	23,302	8.00%	23,115	8.00%
To be well capitalized	29,128	10.00%	28,894	10.00%

Tier I capital (to risk-weighted assets)

Company	$ 38,067	13.07%	$ 37,042	12.82%
For capital adequacy purposes	11,651	4.00%	11,557	4.00%
To be well capitalized	17,477	6.00%	17,336	6.00%

Tier I capital (to average assets)

Company	$ 38,067	8.40%	$ 37,042	8.50%
For capital adequacy purposes	18,480	4.00%	17,437	4.00%
To be well capitalized	23,101	5.00%	21,796	5.00%

On April 4, 2001, our Company filed a Registration Statement on Form S-3 establishing a Dividend Re-Investment Plan (DRIP), which was effective for the second quarter dividend in 2001. As of March 31, 2004 we have 405 shareholders participating representing 317,176 shares and the total number of shares purchased since the inception of the plan is 18,416.

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Company had net income of $1,493,000, for the first three months of 2004. Earnings per share, for the respective period were $0.53. Net income was $1,365,000, for the first three months of 2003, which equates to earnings per share of $0.48. The return on assets and the return on equity, for the three months of 2004, were 1.29% and 15.72%. Details of the reasons for this change are discussed on the following pages.

NET INTEREST INCOME

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income, for the first three months of 2004, after provision for loan losses, was $4,215,000, an increase of $143,000, compared to an increase of $48,000, at March 31, 2003. The Bank experienced an increase in average earning assets since March 31, 2003 of 8.4%, which came primarily from our continued efforts to grow our existing offices.

The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created:

	March 31, 2004			March 31, 2003			March 31, 2002
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%	$	$	%

ASSETS
Short-term investments:
Interest-bearing deposits at banks	2,577	5	0.79	1,383	4	1.17	1,482	6	1.64

Total short-term investments	2,577	5	0.79	1,383	4	1.17	1,482	6	1.64
Investment securities:
Taxable	95,711	973	4.07	83,719	1,000	4.78	92,701	1,404	6.06
Tax-exempt (3)	7,637	128	6.70	12,200	207	6.79	16,264	280	6.89

Total investment securities	103,348	1,101	4.26	95,919	1,207	5.03	108,965	1,684	6.18
Loans:
Residential mortgage loans	187,097	3,301	7.16	180,351	3,279	7.37	166,371	3,266	7.96
Commercial & farm loans	81,063	1,384	6.92	75,487	1,506	8.09	70,731	1,416	8.12
Loans to state & political subdivisions	37,015	570	6.25	29,437	470	6.48	24,520	420	6.95
Other loans	12,634	284	9.12	13,299	303	9.24	13,719	334	9.87
Loans, net of discount (2)(3)(4)	317,809	5,539	7.07	298,574	5,558	7.55	275,341	5,436	8.01

Total interest-earning assets	423,734	6,645	6.36	395,876	6,769	6.93	385,788	7,126	7.49
Cash and due from banks	8,135			8,945			8,989
Bank premises and equipment	10,592			11,168			11,818
Other assets	18,617			9,214			9,092

Total non-interest earning assets	37,344			29,327			29,899
Total assets	461,078			425,203			415,687

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	58,341	48	0.33	51,981	61	0.48	50,294	74	0.60
Savings accounts	37,449	26	0.28	34,347	36	0.43	32,747	43	0.53
Money market accounts	44,273	103	0.94	45,959	142	1.25	48,596	212	1.77
Certificates of deposit	202,764	1,787	3.57	203,151	1,999	3.99	199,697	2,298	4.67

Total interest-bearing deposits	342,827	1,964	2.32	335,438	2,238	2.71	331,334	2,627	3.22
Other borrowed funds	32,805	213	2.63	11,772	75	2.58	13,458	96	2.89

Total interest-bearing liabilities	375,632	2,177	2.35	347,210	2,313	2.70	344,792	2,723	3.20
Demand deposits	43,169			37,838			35,901
Other liabilities	4,287			4,039			2,322

Total non-interest-bearing liabilities	47,456			41,877			38,223
Stockholders' equity	37,990			36,116			32,672
Total liabilities & stockholders' equity	461,078			425,203			415,687

Net interest income		4,468			4,456			4,403

Net interest spread (5)			4.01%			4.23%			4.29%
Net interest income as a percentage
of average interest-earning assets			4.28%			4.56%			4.63%
Ratio of interest-earning assets
to interest-bearing liabilities			1.13			1.14			1.12

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

  We continue to experience an attractive interest margin percentage during the first three months of 2004; however our margin is starting to narrow as compared to the same time period in 2003 and 2002. Currently, the yield curve is extremely steep beyond 3 months. Most of the Company's investments, loans, deposits and borrowings are priced or re-priced along the three month to five-year portion of the yield curve and a more normal yield curve should enable us to maintain our current favorable net interest margin. We continue to review various pricing and investment strategies to enhance deposit growth while maintaining or expanding the current interest margin.

   The following table shows the effect of changes in volume and rate on interest income and expense. Tax-exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory federal income tax rate of 34%. Income tax adjustments of $62,000 and $94,000 for investments and $191,000 and $155,000 for loans at March 31, 2004 and March 31, 2003 have been made accordingly to the table below (dollars in thousands):

	2004 vs. 2003 (1)			2003 vs. 2002 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change

Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ 3	$ (2)	$ 1	$ -	$ (2)	$ (2)
Investment securities:
Taxable	133	(160)	(27)	(160)	(244)	(404)
Tax-exempt	(76)	(3)	(79)	(69)	(4)	(73)

Total investments	57	(163)	(106)	(229)	(248)	(477)

Loans:
Residential mortgage loans	121	(99)	22	264	(251)	13
Commercial & farm loans	106	(228)	(122)	95	(5)	90
Loans to state & political subdivisions	117	(17)	100	80	(30)	50
Other loans	(15)	(4)	(19)	(11)	(20)	(31)
Total loans, net of discount	329	(348)	(19)	428	(306)	122
Total Interest Income	389	(513)	(124)	199	(556)	(357)

Interest Expense:
Interest-bearing deposits:
NOW accounts	7	(20)	(13)	2	(15)	(13)
Savings accounts	3	(13)	(10)	2	(9)	(7)
Money Market accounts	(5)	(34)	(39)	(12)	(58)	(70)
Certificates of deposit	(4)	(208)	(212)	39	(338)	(299)

Total interest-bearing deposits	1	(275)	(274)	31	(420)	(389)
Other borrowed funds	137	1	138	(3)	(18)	(21)

Total interest expense	138	(274)	(136)	28	(438)	(410)
Net interest income	$ 251	$ (239)	$ 12	$ 171	$ (118)	$ 53

(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

As can be seen from the preceding tables, tax equivalent net interest income rose from $4,403,000, in 2002, to $4,456,000, in 2003, and increased to $4,468,000, in 2004. In the period ending March 31, 2004, net interest income increased $12,000, while overall spread decreased from 4.23% to 4.01%. The increased volume of interest-earning assets generated an increase in interest income of $389,000 while increased volume of interest-bearing liabilities produced $138,000 of interest expense. The change in volume resulted in an increase of $251,000 in net interest income. The net change in rate resulted in a negative $239,000, resulting in a total positive net change of $12,000, when combined with change in volume. The yield on interest-earning assets decreased 57 basis points from 6.93% to 6.36% and the average interest rate on interest-bearing liabilities decreased 35 basis points, from 2.70% to 2.35%, because of the previously described changes to the yield curve.

PROVISION FOR LOAN LOSSES

   For the three-month period, ended March 31, 2004 we did not provide any provision as a result of our quarterly review of the allowance for loan losses being adequately reserved, compared to $135,000, for the same period in 2003.

This provision was appropriate given management's quarterly review of the allowance for loan losses that are based on the following information: migration analysis of delinquent and non-accrual loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative adjustments and peer comparisons.

NON-INTEREST INCOME
Non-interest income as detailed below increased $42,000 or 3.1%, for the first three months of 2004, when compared to the same period in 2003. Service charge income continues to be the primary source of non-interest income. For the first three months, account service charges totaled $731,000 compared to $711,000 last year. Trust income increased for the three-month period as the result of estate fees in the 2004 period and partial recovery of the market. Other income decreased $55,000 for the first three months of 2004, when compared to the same period in 2003. This decrease is due to $40,000 less mortgage servicing income being booked in the first three months of 2004 as a direct result of less loans being originated for sale on the secondary market. Gains on loans sold decreased $87,000 also as a result of a slow down that we have experienced in the refinancing boom that has taken place over the last two and a half years.

The following table shows the breakdown of non-interest income for the three months ended March 31, 2004 and 2003(dollars in thousands):

	Three months ended
	March 31,		Change
	2004	2003	Amount	%

Service charges	$ 731	$ 711	$ 20	2.8
Trust	181	124	57	46.0
Gains on loans sold	9	96	(87)	(90.6)
Realized securities gains, net	287	259	28	10.8
Earnings on bank owned life insurance	79	-	79	N/A
Other	109	164	(55)	(33.5)
Total	$ 1,396	$ 1,354	$ 42	3.1

In an effort to take advantage of current market conditions, we elected to sell and reinvest approximately $8,230,000 of investment securities in the first three months of 2004, which resulted in $287,000 of security gains.

We continue to evaluate means of increasing non-interest income. Our approach is to apply service charges on business transaction accounts by charging fees on transaction activity (reduced by earnings credit based on customers' balances) to more equitably recover costs. We expect to continue this analysis for our other products.

NON-INTEREST EXPENSES

Total non-interest expense, as detailed below, increased $40,000 or 1.1%, for the first three months of 2004, when compared to the same period in 2003. The increase in salaries and employee benefits is primarily the result of increased pension expense of $75,000 combined with a decrease of $54,000 of salary expense, which is the result of primarily no CEO salary for the first three months of 2004.

The following tables reflect the breakdown of non-interest expense and professional fees as of March 31, 2004 and 2003(dollars in thousands):

	Three months ended
	March 31,		Change
	2004	2003	Amount	%

Salaries and employee benefits	$ 1,925	$ 1,897	$ 28	1.5
Occupancy	286	278	8	2.9
Furniture and equipment	169	177	(8)	(4.5)
Professional fees	154	162	(8)	(4.9)
Amortization	109	109	-	-
Other	1,028	1,008	20	2.0
Total	$ 3,671	$ 3,631	$ 40	1.1

	Three months ended
	March 31,		Change
	2004	2003	Amount	%

Other professional fees	$ 103	$ 113	$ (10)	(8.8)
Legal fees	15	23	(8)	(34.8)
Examinations and audits	36	26	10	38.5
Total	$ 154	$ 162	$ (8)	(4.9)

 PROVISION FOR INCOME TAXES

The provision for income taxes were $447,000 for the three-month period ended March 31, 2004 compared to $430,000, for the same period in 2003. The increase was primarily a result of increased taxable income.

We have entered into two limited partnership agreements to establish low-income housing projects in our market area. As a result of these agreements for tax purposes, we have recognized $319,600 out of a total $911,000 from one project and $86,600 out of a total $385,000 on the second project, which was completed in November 2001. A total of approximately $1,290,000 of tax credits is anticipated over a ten-year period.

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

Our Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented. Other significant uses of funds include capital expenditures, purchase of loans and acquisition premiums. Surplus funds are then invested in investment securities.

Capital expenditures during the first three months of 2004 were $38,000, $126,000 less than the same period in 2003.

Our Company achieves additional liquidity primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA, and investments that mature in less than one year. The Company also has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $186 million as an additional source of liquidity.

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

	March 31,	December 31,
	2004	2003	2002	2001	2000

Non-performing loans:
Non-accruing loans	$ 480	$ 578	$ 1,064	$ 985	$ 488
Impaired loans	1,204	1,926	1,916	1,077	199
Accrual loans - 90 days or
more past due	127	185	39	111	39
Total non-performing loans	1,811	2,689	3,019	2,173	726

Foreclosed assets held for sale	821	305	221	408	508
Total non-performing assets	$ 2,632	$ 2,994	$ 3,240	$ 2,581	$ 1,234

Non-performing loans as a percent of loans
net of unearned income	0.57%	0.85%	1.01%	0.80%	0.28%

Non-performing assets as a percent of loans
net of unearned income	0.83%	0.94%	1.09%	0.95%	0.47%

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

    Currently, our Company has equity securities that represent only 3.3% of our investment portfolio and, therefore, equity risk is not significant.

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

    We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure. A shock analysis during the first quarter of 2004, indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twenty-four months.

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

Pag 17

Item 3-Quantitative and Qualitative Disclosure About Market Risk

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

    No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 2003.

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
Item 2 - Changes in Securities and use of Proceeds – Note applicable.

Item 3 - Defaults Upon Senior Securities – Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

Citizens Financial Services held its Annual Meeting of Shareholders on April 20, 2004, for the purpose of electing three directors and to transact such other business as would properly come before the meeting. Results of shareholder voting on these individuals were as follows:

1.Election of Class 3 Directors whose term will expire in 2007

	For	Withhold Authority
John E. Novak	2,281,654	56,075
Rudolph J. van der Hiel	2,281,419	56,309
Mark L. Dalton	2,278,619	59,109

        The total shares voted at the annual meeting were 2,337,729.

Item 5 - Other Information – None

Item 6 -Exhibits and Reports on Form 8-K.

(a) Exhibits.

(3)(i) - Articles of Incorporation of the Corporation, as amended. (Incorporated by Reference to Exhibit (3)(ii) to the Quarterly Report of Form 10-Q for the period ended December 31, 1999, as filed with the Commission on May 11,2000.)

(3)(ii)- By-laws of the Corporation, as amended. (Incorporated by Reference to Exhibit (3)(ii) to the Annual Report of Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on April 29, 2004.)
(4) - Instruments Defining the Rights of Stockholders. (Incorporated by reference to the Registrant's Registration Statement No.2-89103 on Form S-14, as filed with the Commission on February 17, 1984.)

(10) - Material Contracts. Consulting and Non-Compete Agreement with Richard E. Wilber, Former Executive Officer of our company. (Incorporated by Reference to Exhibit (10) to the Annual Report of Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 18, 2004.)

 (31.1) - 302 Certification of Principal Executive Officer/Chief Financial Officer

 (32.1) - Certification of Principal Executive Officer/Chief Financial Officer

 (99.1) - Independent accountant's review of financial statements for the period ended March 31, 2004.

(b) Reports on Form 8-K – Earnings release entitled “Citizens Financial Services, Inc. Releases 2003 Year-End Earnings” filed January 21, 2004. Press release issued by Citizens Financial Services, Inc. titled “First Citizens National Bank Purchases Bradford County Legacy Bank Offices” filed February 26, 2004. Press release issued by Citizens Financial Services, Inc. titled “Citizens Financial Services, Inc. Appoints New President” filed March 8, 2004. Earnings release issued by Citizens Financial Services, Inc. titled “Citizens Financial Services, Inc. Reports First Quarter earnings by 9.4% Over One Year Ago” filed April 15, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Citizens Financial Services, Inc. (Registrant)

Date: May 4, 2004	By:	/s/ Randall E. Black

President (Principal Executive Officer and Principal Financial Officer)

