Form 10-Q
period 2004-06-30
CITIZENS FINANCIAL SERVICES INC
filed 2004-08-04
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the Registrant's Common Stock, as of August 1, 2004, 2,840,257 shares of Common Stock, par value $1.00.

Citizens Financial Services, Inc.
Form 10-Q

INDEX
PAGE
Part I FIANCIAL INFORMATION
Item I - Financial Statements (unaudited)
Consolidated Balance Sheet as of June 30, 2004 and December 31, 2003	1
Consolidated Statement of Income for the Three Months and Six Months Ended June 30, 2004 and 2003	2
Consolidated Statement of Comprehensive Income for the Three Months and Six Months Ended June 30, 2004 and 2003	3
Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2004 and 2003	4
Notes to Consolidated Financial Statements	5-6
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-19
Item 3 - Quantitative and Qualitative Disclosure About Market Risk	20
Item 4 - Controls and Procedures	20

Part II OTHER INFORMATION
Item 1 - Legal Proceedings	21
Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	21
Item 3 - Defaults upon Senior Securities	21
Item 4 - Submission of Matters to a Vote of Security Holders	21
Item 5 - Other Information	21
Item 6 - Exhibits and Reports on Form 8-K	22
Signatures	23

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30	December 31
(in thousands, except per share data)	2004	2003

ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 8,782	$ 9,624
Interest-bearing	3,650	327

Total cash and cash equivalents	12,432	9,951

Available-for-sale securities	98,507	106,587

Loans (net of allowance for loan losses of $4,129 and $3,620)	346,668	314,037

Premises and equipment	10,395	10,645
Accrued interest receivable	1,689	1,703
Goodwill	8,605	6,905
Core deposit intangible	1,551	978
Bank owned life insurance	7,299	7,142
Other assets	7,650	5,930

TOTAL ASSETS	$ 494,796	$ 463,878

LIABILITIES:
Deposits:
Noninterest-bearing	$ 47,157	$ 46,820
Interest-bearing	367,754	338,871

Total deposits	414,911	385,691
Borrowed funds	29,813	27,796
Notes payable	7,500	7,500
Accrued interest payable	1,543	1,888
Other liabilities	2,521	2,474

TOTAL LIABILITIES	456,288	425,349

STOCKHOLDERS' EQUITY:
Common Stock
$1.00 par value; authorized 10,000,000 shares;
issued 2,909,849 shares in 2004 and 2003, respectively	2,910	2,910
Additional paid-in capital	10,213	10,213
Retained earnings	28,332	26,455

TOTAL	41,455	39,578
Accumulated other comprehensive income (loss)	(936)	956
Less: Treasury Stock, at cost
97,262 shares for 2004 and 96,962 shares for 2003, respectively	(2,011)	(2,005)

TOTAL STOCKHOLDERS' EQUITY	38,508	38,529

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 494,796	$ 463,878

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in thousands, except per share data)	2004	2003	2004	2003

INTEREST INCOME:
Interest and fees on loans	$ 5,447	$ 5,315	$ 10,795	$ 10,719
Interest-bearing deposits with banks	3	17	8	21
Investment securities:
Taxable	852	871	1,744	1,765
Nontaxable	62	121	147	258
Dividends	67	77	129	159

TOTAL INTEREST INCOME	6,431	6,401	12,823	12,922

INTEREST EXPENSE:
Deposits	1,992	2,190	3,956	4,429
Borrowed funds	217	74	430	149

TOTAL INTEREST EXPENSE	2,209	2,264	4,386	4,578

NET INTEREST INCOME	4,222	4,137	8,437	8,344
Provision for loan losses	-	120	-	255

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,222	4,017	8,437	8,089

NON-INTEREST INCOME:
Service charges	751	772	1,482	1,482
Trust	177	171	358	295
Gains on loans sold	12	130	21	226
Realized securities gains, net	204	140	491	400
Earnings on bank owned life insurance	79	2	158	2
Other	153	196	260	359
TOTAL NON-INTEREST INCOME	1,376	1,411	2,770	2,764

NON-INTEREST EXPENSES:
Salaries and employee benefits	1,847	1,942	3,772	3,836
Occupancy	267	240	553	518
Furniture and equipment	165	176	335	354
Professional fees	158	142	312	304
Amortization	109	109	217	217
Other	1,129	1,022	2,155	2,032

TOTAL NON-INTEREST EXPENSES	3,675	3,631	7,344	7,261

Income before provision for income taxes	1,923	1,797	3,863	3,592
Provision for income taxes	455	415	902	846

NET INCOME	$ 1,468	$ 1,382	$ 2,961	$ 2,746

Earnings Per Share	$ 0.52	$ 0.48	$ 1.05	$ 0.96

Cash Dividend Declared	$ 0.195	$ 0.185	$ 0.385	$ 0.365

Weighted average number of shares outstanding	2,812,834	2,854,688	2,812,861	2,854,688

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Six Months Ended
	June 30				June 30
(in thousands)		2004		2003		2004		2003

Net income		$ 1,468		$ 1,382		$ 2,961		$ 2,746
Other comprehensive income:
Unrealized losses on available for sale securities	(2,723)		(284)		(2,376)		(623)
Less: Reclassification adjustment for gains included in net income	(204)		(140)		(491)		(400)

Other comprehensive loss before tax		(2,927)		(424)		(2,867)		(1,023)
Income tax benefit related to other comprehensive income		(995)		(144)		(975)		(348)

Other comprehensive loss, net of tax		(1,932)		(280)		(1,892)		(675)

Comprehensive income (loss)		$ (464)		$ 1,102		$ 1,069		$ 2,071

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Six Months Ended
	June 30,
(in thousands)	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,961	$ 2,746
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	-	255
Depreciation and amortization	458	453
Amortization of intangible assets	217	217
Amortization and accretion of investment securities	501	556
Deferred income taxes	(41)	(136)
Realized gains on securities	(491)	(400)
Realized gains on loans sold	(21)	(226)
Earnings on bank owned life insurance	(158)	(2)
Originations of loans held for sale	(1,213)	(15,440)
Proceeds from sales of loans held for sale	1,314	15,566
Gain on sale of foreclosed assets held for sale	(15)	-
Increase in accrued interest receivable	14	256
Increase in other assets and intangibles	(323)	(863)
Decrease in accrued interest payable	(345)	(451)
Increase in other liabilities	47	28

Net cash provided by operating activities	2,905	2,559

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	15,007	7,592
Proceeds from maturity and principal repayments of securities	14,434	26,317
Purchase of securities	(24,227)	(30,217)
Net increase in loans	(6,224)	(4,595)
Purchase of loans	(27,340)	-
Purchase of bank owned life insurance	-	(2,333)
Acquisition of premises and equipment	(190)	(333)
Proceeds from sale of premises and equipment	30	-
Proceeds from sale of foreclosed assets held for sale	138	-
Deposit acquisition premium	(2,200)	-

Net cash used in investing activities	(30,572)	(3,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	8,557	18,828
Proceeds from long-term borrowings	548	638
Repayments from long-term borrowings	(559)	(303)
Net increase (decrease) in short-term borrowed funds	2,029	(5,505)
Acquisition of treasury stock	(7)	-
Dividends paid	(1,083)	(1,032)
Deposits of acquired branches	20,663	-

Net cash provided by financing activities	30,148	12,626

Net increase in cash and cash equivalents	2,481	11,616
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,951	11,594

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 12,432	$ 23,210

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 4,732	$ 5,030

Income taxes paid	$ 1,050	$ 745

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

The accompanying consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (SEC) and in compliance with accounting principles generally accepted in the United States of America. Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.

In the opinion of Management of the registrant, the accompanying interim financial statements for the quarters ended June 30, 2004 and 2003 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the six-month period ended June 30, 2004 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s Annual Report to shareholders and Form 10-K for the period ended December 31, 2003.

EARNINGS PER SHARE

Earnings per share calculations give retroactive effect to a 1 percent stock dividend declared by the Company in July 2003.

INCOME TAX EXPENSE

Income tax expense is less than the amount calculated using the statutory tax rate, primarily the result of tax-exempt income earned from state and municipal securities and loans and investment in tax credits.

EMPLOYEE BENEFIT PLANS

Components of Net Periodic Benefit Cost – Defined Benefit Plans

For a detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 8 of the Company's
Consolidated Financial Statements included in the 2003 Annual Report on Form 10-K.

The following sets forth the components of net periodic benefit cost of the defined benefit plans for the six months ended June 30, 2004 and 2003, respectively (dollars presented in thousands).

	Pension Benefits

	2004	2003

Service cost	$168	$170
Interest cost	148	134
Expected return on plan assets	(166)	(264)
Net amortization and deferral	12	162

Net periodic benefit cost	$162	$202

Employer Contributions
The Company expects to contribute $412,000 to its pension plan in 2004. As of June 30, 2004, $115,000 of contributions have been made.

ACQUISITIONS

On June 4, 2004, the Bank acquired two leased banking facilities of The Legacy Bank located in the Towanda and Sayre area, known hereafter as the “Acquisition”. This Acquisition included loans of $27,340,000, retail core deposits of $20,663,000 and certain fixed assets. This transaction was accounted for under the purchase method and the Bank recorded $2,490,000 as intangible assets. As part of the Acquisition we elected to consolidate the newly acquired Towanda Legacy office into our existing Towanda branch, thus not assuming the existing lease. We also elected to close our existing Sayre branch located on Keystone Avenue and consolidate our current customers with the new Sayre location on Elmira Street. The consolidated results include the operations of the acquired banking offices from the date of acquisition.
On July 15, 2004, subsequent to the Acquisition, we have purchased the Elmira Street property, which was previously leased by The Legacy Bank.

RECENT ACCOUNTING PRONOUNCEMENTS

None

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties and as such may prove inaccurate. Forward-looking statements include information concerning possible or assumed future results of operations of Citizens Financial Services, Inc., First Citizens National Bank, First Citizens Insurance Agency, Inc. or the combined company. When we use such words as "believes," "expects,” "anticipates," or similar expressions, we are making forward-looking statements. For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements:
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
  It could take us longer than we anticipate implementing strategic initiatives designed to increase revenues or manage expenses, or we may be unable to implement those initiatives at all.
  Acquisitions and dispositions of assets could affect us in ways that management has not anticipated.
  We may become subject to new legal obligations or the resolution of litigation may have a negative effect on our financial condition.
  We may become subject to new and unanticipated accounting, tax, or regulatory practices or requirements.

INTRODUCTION

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Citizens Financial Service, Inc., a bank holding company and its subsidiary (the “Company”). Our Company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary’s (First Citizens National Bank) financial conditions and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding June 30, 2004 financial information. The results of operations for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results that can be expected for the full year. First Citizens National Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”).

Our Company currently engages in the general business of banking throughout our service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. Our lending and deposit products and investment services are offered primarily within the vicinity of our service area.

The market area that First Citizens National Bank operates is rural in nature. The customer makeup consists of small businesses and individuals. The state of the economy in the region is mixed with unemployment rates running above the state average over time.

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

The financial services industry continues to experience tremendous change to the competitive barriers between bank and non-bank institutions. We not only must compete with traditional financial institutions, but also with other business corporations that have begun to deliver competing financial services. Competition for banking services is based on price, nature of product, quality of service, and in the case of certain activities, convenience of location.

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

FINANCIAL CONDITION

Total assets (shown in the Consolidated Balance Sheet) have increased 6.7% since year-end 2003 to $494.8 million. Total loans increased 10.4% to $350.8 million and investment securities decreased 7.6% to $98.5 million since year-end 2003. Total deposits increased 7.6% to $414.9 million since year-end 2003. Explanations of variances will be described within the following appropriate sections.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $12,432,000 at June 30, 2004 compared to $9,951,000 on December 31, 2003. Noninterest-bearing cash decreased $842,000 since year-end 2003, while interest-bearing cash increased $3,323,000 during that same period. We continue to experience monthly principal repayments from our mortgage backed securities portfolio along with the recognition of the sale of approximately $4,000,000 of Corporate bonds in June 2004.

We believe the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

INVESTMENTS

Our investment portfolio decreased by $8,080,000 or 7.6% from December 31, 2003 to June 30, 2004. Our investment portfolio has decreased primarily as a result of mortgage-backed securities monthly principal payments and selected security sales. We have utilized the cash from those principal payments for loan growth and re-investment purposes. During the first six months, we sold approximately $8,211,000 of U.S. Government Agency Mortgage-backed securities, $5,263,000 of Corporate Bonds, along with $1,533,000 of equity securities. Proceeds from the fore mentioned sales along with monthly principal repayments were re-invested in Agency Mortgage-backed securities, as well as funding the Acquisition.

Management monitors the earnings performance and the effectiveness of the liquidity of the investment portfolio on a regular basis. Through active balance sheet management and analysis of the securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

LOANS

The Company’s loan demand picked up slightly during the first six months of 2004. We anticipate loan demand will continue during the remainder of 2004 as traditionally the first half tends to lag the rest of the year. Signs of an improving economy should also stimulate demand on the commercial side of the equation. The Company’s lending is focused in the north central Pennsylvania market and the southern tier of New York. The composition of our loan portfolio consists principally of retail lending, which includes single-family residential mortgages, other consumer lending and commercial lending primarily to locally owned small businesses. New loans are generated primarily from direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants and existing customers.

As shown in the following tables (dollars in thousands), the change in total loans increased by $33,140,000 or 10.4% for the period compared to December 31, 2003, primarily as the result of the Acquisition. Residential mortgage lending is a principal business activity and one our Company expects to continue by providing a full complement of competitively priced conforming, nonconforming and home equity mortgages.

	June 30,		December 31,
	2004		2003
	Amount	%	Amount	%

Real estate:
Residential	$ 193,464	55.1	$ 186,117	58.6
Commercial	73,422	20.9	57,370	18.1
Agricultural	7,819	2.2	7,594	2.4
Loans to individuals
for household, family and other purchases	12,493	3.6	13,145	4.1
Commercial and other loans	28,500	8.1	16,219	5.1
State & political subdivision loans	35,099	10.0	37,212	11.7

Total loans	350,797	100.0	317,657	100.0
Less allowance for loan losses	4,129		3,620
Net loans	$ 346,668		$ 314,037

	June 30, 2004/
	December 31, 2003
	Change
	Amount	%

Real estate:
Residential	$ 7,347	3.9
Commercial	16,052	28.0
Agricultural	225	3.0
Loans to individuals
for household, family and other purchases	(652)	(5.0)
Commercial and other loans	12,281	75.7
State & political subdivision loans	(2,113)	(5.7)
Total loans	$ 33,140	10.4

Although loan demand has slowed compared to the refinancing boom we have experienced the last several years, we expect to continue to generate additional loan volume through the expanding of existing relationships, especially from the new recently acquired relationships and the hiring of a new commercial lender in our east region.

Consistent with the past several years, our focus on commercial lending continues to expand with the establishment of a core group of commercial lenders to handle a higher volume of small business loans. As can be seen from the table above, the majority of the loans acquired from the Acquisition are commercial in nature. This reemphasizes our focus on the small business customer base.

ALLOWANCE FOR LOAN LOSSES

As shown in the following table (dollars in thousands), the Allowance for Loan Losses as a percentage of loans was 1.18% and 1.14%, at June 30, 2004 and December 31, 2003, respectively. The dollar amount of the reserve increased $509,000, since year-end 2003. The increase is a result of a valuation allowance of $290,000 being recorded and added to goodwill as a result of the Acquisition during the first six months, less net recoveries. Gross charge-offs for the first six months of 2004 were $91,000, while recoveries were $310,000, of which $299,000 was related to one borrower. This loan was previously charged-off in the third quarter of 2003.

	June 30,	December 31,
	2004	2003	2002	2001	2000

Balance, at beginning of period	$ 3,620	$ 3,621	$ 3,250	$ 2,777	$ 2,270
Provision charged to income	-	435	435	445	610
Valuation allowance related to the Acquisition	290	-	-	-	-
Recoveries on loans previously
charged against the allowance	310	116	115	175	55

	4,220	4,172	3,800	3,397	2,935
Loans charged against the allowance	(91)	(552)	(179)	(147)	(158)
Balance, at end of year	$ 4,129	$ 3,620	$ 3,621	$ 3,250	$ 2,777

Allowance for loan losses as a percent
of total loans	1.18%	1.14%	1.21%	1.20%	1.06%
Allowance for loan losses as a percent
of non-performing loans	161.73%	134.62%	119.94%	149.56%	382.51%

The adequacy of the allowance for loan losses is subject to a formal analysis by management of the Company. Management deems the allowance to be adequate to absorb inherent losses probable in the portfolio, as of June 30, 2004. The Company has disclosed in its annual report on Form 10-K the process and methodology supporting the loan loss provision.

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

DEPOSITS

Traditional deposits continue to be the most significant source of funds for the Company. As shown in the following tables (dollars in thousands), deposits increased $29,220,000 or 7.6%, since December 31, 2003, again, primarily the result of the Acquisition. As of June 30, 2004, non-interest-bearing deposits increased by $337,000, while NOW, savings and certificates of deposits increased by $7,177,000, $4,988,000 and $13,537,000, respectively.
	June 30,		December 31,
	2004		2003
	Amount	%	Amount	%

Non-interest-bearing deposits	$ 47,157	11.4	$ 46,820	12.1
NOW accounts	64,278	15.5	57,101	14.8
Savings deposits	42,617	10.3	37,629	9.8
Money market deposit accounts	45,763	11.0	42,582	11.0
Certificates of deposit	215,096	51.8	201,559	52.3
Total	$ 414,911	100.0	$ 385,691	100.0

	June 30, 2004/
	December 31, 2003
	Change
	Amount	%

Non-interest-bearing deposits	$ 337	0.7
NOW accounts	7,177	12.6
Savings deposits	4,988	13.3
Money market deposit accounts	3,181	7.5
Certificates of deposit	13,537	6.7
Total	$ 29,220	7.6

BORROWED FUNDS

Borrowed funds increased $2,017,000 during the first six months of 2004. The increase occurred primarily within our repurchase agreements with customers as a result of daily activity. The Company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home Loan Bank.

In September 2003, the Company borrowed $1.1 million from its line of credit with an unrelated financial institution to buy back 41,800 shares of treasury stock from an estate. This line is expected to be paid off in August 2004, as monthly principal payments have been made since December 2003.

NOTES PAYABLE

In December 2003, the Company formed a special purpose entity; Citizens Financial Statutory Trust I (“the Entity”), to issue $7,500,000 of floating rate obligated mandatory redeemable securities as part of a pooled offering. The rate is determined quarterly and floats based on the 3 month LIBOR plus 2.80%. At June 30, 2004, the rate was 4.36%. The Entity may redeem them, in whole or in part, at face value after December 17, 2008. The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable, which is included in the liabilities section of the Company’s balance sheet. Debt issue costs of $75,000 have been capitalized and are being amortized through the first call date.

Under current accounting rules, the Company’s minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet. The Entity is not consolidated as part of the Company’s consolidated financial statements.

STOCKHOLDERS’ EQUITY

We evaluate stockholders’ equity in relation to total assets and the risk associated with those assets. The greater the capital resources, the more likely a corporation is able to meet its cash obligations and absorb unforeseen losses. For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total Stockholders’ Equity was $38,508,000, at June 30, 2004 compared to $38,529,000, at December 31, 2003, a decrease of $21,000 or .05%. In the first six months, the Company earned $2,961,000 and declared dividends of $1,083,000, a dividend payout ratio of 36.6% of net income.

All of the Company’s investment securities are classified as available-for-sale making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. Accumulated other comprehensive income decreased $1,892,000 compared to December 31, 2003 as result of interest rate movements.

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

	June 30,		December 31,
	2004		2003
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio

Company	$ 40,341	12.68%	$ 40,655	14.07%
For capital adequacy purposes	25,459	8.00%	23,115	8.00%
To be well capitalized	31,824	10.00%	28,894	10.00%

Tier I capital (to risk-weighted assets)

Company	$ 36,356	11.42%	$ 37,042	12.82%
For capital adequacy purposes	12,730	4.00%	11,557	4.00%
To be well capitalized	19,094	6.00%	17,336	6.00%

Tier I capital (to average assets)

Company	$ 36,356	7.81%	$ 37,042	8.50%
For capital adequacy purposes	18,625	4.00%	17,437	4.00%
To be well capitalized	23,281	5.00%	21,796	5.00%

On April 4, 2001, our Company filed a Registration Statement on Form S-3 establishing a Dividend Re-Investment Plan (DRIP), which was effective for the second quarter dividend in 2001. As of June 30, 2004 we have 412 shareholders participating in the plan, representing 335,388 shares and the total number of shares purchased since the inception of the plan is 20,522.
OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2004:

Commitments to extend credit	$ 46,613
Standby letters of credit	1,440
$ 48,053

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Company had net income of $1,468,000 and $2,961,000 for the second quarter and first six months of 2004, respectively. Earnings per share, for the respective periods were $0.52 and $1.05. Net income was $1,382,000 and $2,746,000 for the second quarter and first six months of 2003, which equates to earnings per share of $0.48 and $0.96, respectively. The annualized return on average assets and the return on average equity, for the first six months of 2004, were 1.26% and 15.41%, respectively. Details of the reasons for this change are discussed on the following pages.

NET INTEREST INCOME

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income, after provision for loan losses, totaled $4,222,000 in the second quarter, an increase of $205,000 or 5.1%, over the second quarter of 2003 and totaled $8,437,000 for the six months of 2004, an increase of $348,000 or 4.3% over the prior year. The Bank experienced an increase in earning assets in the past six months of 7.2%, which came primarily from the fore mention Acquisition and our continued efforts to grow our existing offices.

 The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created:

	June 30, 2004			June 30, 2003			June 30, 2002
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%	$	$	%

ASSETS
Short-term investments:
Interest-bearing deposits at banks	1,747	8	0.92	3,924	21	1.08	4,066	31	1.54

Total short-term investments	1,747	8	0.92	3,924	21	1.08	4,066	31	1.54
Investment securities:
Taxable	99,226	1,911	3.85	86,170	1,972	4.58	91,869	2,746	5.98
Tax-exempt (3)	6,590	223	6.77	11,529	390	6.77	15,490	533	6.88

Total investment securities	105,816	2,134	4.03	97,699	2,362	4.84	107,359	3,279	6.11
Loans:
Residential mortgage loans	188,482	6,569	7.03	179,430	6,551	7.36	168,340	6,564	7.86
Commercial & farm loans	85,944	2,920	6.85	75,295	2,883	7.72	70,836	2,794	7.95
Loans to state & political subdivisions	36,858	1,129	6.18	33,032	1,044	6.37	25,719	891	6.99
Other loans	12,343	553	9.03	12,926	586	9.14	13,625	655	9.69

Loans, net of discount (2)(3)(4)	323,627	11,171	6.96	300,683	11,064	7.42	278,520	10,904	7.89

Total interest-earning assets	431,190	13,313	6.23	402,306	13,447	6.74	389,945	14,214	7.35
Cash and due from banks	8,478			9,183			9,246
Bank premises and equipment	10,518			11,122			11,764
Other assets	18,252			9,394			10,665

Total non-interest earning assets	37,248			29,699			31,675

Total assets	468,438			432,005			421,620
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	60,265	102	0.34	53,291	118	0.45	50,916	149	0.59
Savings accounts	38,325	54	0.28	35,421	71	0.40	34,048	88	0.52
Money market accounts	44,189	206	0.94	47,249	282	1.20	48,971	414	1.70
Certificates of deposit	205,251	3,594	3.53	204,475	3,958	3.90	200,164	4,513	4.55

Total interest-bearing deposits	348,030	3,956	2.29	340,436	4,429	2.62	334,099	5,164	3.12
Other borrowed funds	33,469	430	2.59	12,252	149	2.45	13,478	191	2.86

Total interest-bearing liabilities	381,499	4,386	2.32	352,688	4,578	2.62	347,577	5,355	3.11
Demand deposits	43,874			39,081			37,208
Other liabilities	4,648			3,707			3,732

Total non-interest-bearing liabilities	48,522			42,788			40,940
Stockholders' equity	38,417			36,529			33,103

Total liabilities & stockholders' equity	468,438			432,005			421,620
Net interest income		8,927			8,869			8,859
Net interest spread (5)			3.91%			4.12%			4.24%
Net interest income as a percentage
of average interest-earning assets			4.17%			4.45%			4.58%
Ratio of interest-earning assets
to interest-bearing liabilities			1.13			1.14			1.12

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

We continued to experience an attractive interest margin percentage during the first six months of 2004; however our margin is continuing to narrow as compared to the same time period in 2003 and 2002. Currently, the yield curve is extremely steep beyond 3 months. Most of the Company's investments, loans, deposits and borrowings are priced or re-priced along the three month to five-year portion of the yield curve and a more normal yield curve should enable us to maintain our current favorable net interest margin. We continue to review various pricing and investment strategies to enhance deposit growth while maintaining or expanding the current interest margin.

The following table shows the effect of changes in volume and rate on interest income and expense. Tax-exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory federal income tax rate of 34%, for the six month period ended June 30 (dollars in thousands):

	2004 vs. 2003 (1)			2003 vs. 2002 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change

Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ (9)	$ (4)	$ (13)	$ (1)	$ (9)	$ (10)
Investment securities:
Taxable	276	(337)	(61)	(185)	(589)	(774)
Tax-exempt	(167)	-	(167)	(134)	(9)	(143)

Total investments	109	(337)	(228)	(319)	(598)	(917)

Loans:
Residential mortgage loans	323	(305)	18	419	(432)	(13)
Commercial & farm loans	382	(345)	37	172	(83)	89
Loans to state & political subdivisions	118	(33)	85	237	(84)	153
Other loans	(26)	(7)	(33)	(53)	(16)	(69)
Total loans, net of discount	797	(690)	107	775	(615)	160
Total Interest Income	897	(1,031)	(134)	455	(1,222)	(767)

Interest Expense:
Interest-bearing deposits:
NOW accounts	14	(30)	(16)	6	(37)	(31)
Savings accounts	5	(22)	(17)	4	(21)	(17)
Money Market accounts	(20)	(56)	(76)	(16)	(116)	(132)
Certificates of deposit	16	(380)	(364)	96	(650)	(554)

Total interest-bearing deposits	14	(488)	(473)	90	(824)	(734)
Other borrowed funds	273	8	281	(22)	(20)	(42)

Total interest expense	288	(480)	(192)	68	(844)	(776)
Net interest income	$ 609	$ (551)	$ 58	$ 387	$ (378)	$ 9

(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

As can be seen from the preceding tables, tax equivalent net interest income rose from $8,859,000, in 2002, to $8,869,000, in 2003, and increased to $8,927,000 through June 2004. In the period ending June 30, 2004, net interest income increased $58,000, while overall spread decreased from 4.12% to 3.91%. The increased volume of interest-earning assets generated an increase in interest income of $897,000 while increased volume of interest-bearing liabilities produced $287,000 of interest expense. The change in volume resulted in an increase of $609,000 in net interest income. The net change in rate resulted in a negative $551,000. Combining the increase due to volume and the decrease due to rate, net interest income increased $58,000 in 2004 compared to 2003. The yield on interest-earning assets decreased 51 basis points from 6.74% to 6.23% and the average interest rate on interest-bearing liabilities decreased 30 basis points, from 2.62% to 2.32%, because of the previously described changes to the yield curve.

PROVISION FOR LOAN LOSSES

For the three month and six month period ended June 30, 2004 we did not provide any provision as a result of our quarterly review of the allowance for loan losses being adequately reserved, compared to $120,000 and $255,000, for the same periods in 2003.

This provision was appropriate given management's quarterly review of the allowance for loan losses that are based on the following information: migration analysis of delinquent and non-accrual loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative adjustments and peer comparisons.

NON-INTEREST INCOME

Non-interest income, as detailed below, decreased $35,000 or 2.5% and increased $6,000 or .2% in the second quarter and the first six months of 2004, respectively, when compared to the same periods in 2003. Service charge income continues to be the primary source of non-interest income. For the first six months, account service charges totaled $1,482,000, the same as last year. Other income decreased $99,000 for the first six months of 2004, when compared to the same period in 2003. This decrease is due to $121,000 less mortgage servicing income being recognized in the first six months of 2004 as a direct result of less loans being originated for sale on the secondary market. Gains on loans sold decreased $205,000 for the first six months of 2004, when compared to the same period in 2003, also as a direct result of a decrease in recent refinancing activity.

The following tables shows the breakdown of non-interest income for the three months and six months ended June 30, 2004 and 2003(dollars in thousands):

	Three months ended
	June 30,		Change
	2004	2003	Amount	%

Service charges	$ 751	$ 772	$ (21)	(2.7)
Trust	177	171	6	3.5
Gains on loans sold	12	130	(118)	(90.8)
Realized securities gains, net	204	140	64	45.7
Earnings on bank owned life insurance	79	2	77	N/A
Other	153	196	(43)	(21.9)
Total	$ 1,376	$ 1,411	$ (35)	(2.5)

	Six months ended
	June 30,		Change
	2004	2003	Amount	%

Service charges	$ 1,482	$ 1,482	$ -	-
Trust	358	295	63	21.4
Gains on loans sold	21	226	(205)	(90.7)
Realized securities gains, net	491	400	91	22.8
Earnings on bank owned life insurance	158	2	156	7,800.0
Other	260	359	(99)	(27.6)
Total	$ 2,770	$ 2,764	$ 6	0.2

In an effort to take advantage of current market conditions, we elected to sell approximately $15,007,000 of investment securities in the first six months of 2004, which resulted in $491,000 of security gains.

We continue to evaluate means of increasing non-interest income. Our approach is to apply service charges on business transaction accounts by charging fees on transaction activity (reduced by earnings credit based on customers' balances) to more equitably recover costs. We expect to continue this analysis for our other products, along with reviewing additional revenue sources.

NON-INTEREST EXPENSES

Total non-interest expense, as detailed below, increased $44,000 or 1.2% during the second quarter of 2004 and $83,000 or 1.1% in the first six months of 2004 when compared to the same periods in 2003. The decrease in salaries and employee benefits is primarily the result of a decrease of $96,000 of salary expense which is the direct result of no chief executive officer (CEO) salary for the six months of 2004. This is offset by an increase in pension expense of $15,000. Management expects salary and benefits expense to increase through the remainder of 2004, as a result of the recent Acquisition and the filling of the CEO position and other retail positions. The increase in other is a direct result of merger and acquisition costs associated with the fore mentioned Acquisition.

The following tables reflect the breakdown of non-interest expense and professional fees for the three months ended June 30, 2004 and 2003(dollars in thousands):

	Three months ended
	June 30,		Change
	2004	2003	Amount	%

Salaries and employee benefits	$ 1,847	$ 1,942	$ (95)	(4.9)
Occupancy	267	240	27	11.3
Furniture and equipment	165	176	(11)	(6.3)
Professional fees	158	142	16	11.3
Amortization	109	109	-	-
Other	1,129	1,022	107	10.5
Total	$ 3,675	$ 3,631	$ 44	1.2

	Three months ended
	June 30,		Change
	2004	2003	Amount	%

Other professional fees	$ 86	$ 101	$ (15)	(14.9)
Legal fees	34	17	17	100.0
Examinations and audits	38	24	14	58.3
Total	$ 158	$ 142	$ 16	11.3

 The following tables reflect the breakdown of other operating expense and professional fees for the six months ended June 30, 2004 and 2003(dollars in thousands):

	Six months ended
	June 30,		Change
	2004	2003	Amount	%

Salaries and employee benefits	$ 3,772	$ 3,836	$ (64)	(1.7)
Occupancy	553	518	35	6.8
Furniture and equipment	335	354	(19)	(5.4)
Professional fees	312	304	8	2.6
Amortization	217	217	-	-
Other	2,155	2,032	123	6.1
Total	$ 7,344	$ 7,261	$ 83	1.1

	Six months ended
	June 30,		Change
	2004	2003	Amount	%

Other professional fees	$ 189	$ 214	$ (25)	(11.7)
Legal fees	50	40	10	25.0
Examinations and audits	73	50	23	46.0
Total	$ 312	$ 304	$ 8	2.6

PROVISION FOR INCOME TAXES

The provision for income taxes was $455,000 for the second quarter of 2004 compared to $415,000 in the second quarter of 2003. For the six-month period comparisons, the provision for income taxes was $902,000 in 2004 and $846,000 in 2003. The increase was primarily a result of increased levels of taxable income.

We have entered into two limited partnership agreements to establish low-income housing projects in our market area. As a result of these agreements for tax purposes, we have recognized $343,000 out of a total $911,000 of tax credits from one project and $96,000 out of a total $385,000 on the second project. A total of approximately $1,290,000 of tax credits is anticipated over a ten-year period.

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

Capital expenditures during the first six months of 2004 were $190,000, $143,000 less than the same period in 2003.

Our Company achieves additional liquidity primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA, and investments that mature in less than one year. The Company also has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $189 million as an additional source of liquidity.

Apart from those matters described above, management does not currently believe that there are any current trends, events or uncertainties that would have a material impact on capital.

CREDIT QUALITY RISK

The following table identifies amounts of loan losses and non-performing loans. Past due loans are those that were contractually past due 90 days or more as to interest or principal payments (dollars in thousands):

	June 30,	December 31,
	2004	2003	2002	2001	2000

Non-performing loans:
Non-accruing loans	$ 476	$ 578	$ 1,064	$ 985	$ 488
Impaired loans	961	1,926	1,916	1,077	199
Accrual loans - 90 days or
more past due	1,116	185	39	111	39
Total non-performing loans	2,553	2,689	3,019	2,173	726

Foreclosed assets held for sale	746	305	221	408	508
Total non-performing assets	$ 3,299	$ 2,994	$ 3,240	$ 2,581	$ 1,234

Non-performing loans as a percent of loans
net of unearned income	0.73%	0.85%	1.01%	0.80%	0.28%

Non-performing assets as a percent of loans
net of unearned income	0.94%	0.94%	1.09%	0.95%	0.47%

Interest does not accrue on non-accrual loans. Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

Loans 90 days past due increased $931,000 from June 30, 2003 to June 30, 2004. This is predominately due to a $725,000 relationship that was not put on non-accrual due to the subsequent refinancing with another bank.

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

Currently, our Company has equity securities that represent only 3.8% of our investment portfolio and, therefore, equity risk is not significant.

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

We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure. A shock analysis during the first quarter of 2004 indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twenty-four months.

FUTURE OUTLOOK

With interest rates at historically low levels, the Company is beginning to experience pressure on earnings resulting from a lower net interest margin percentage when compared to 2003. Without the impact of the recent Acquisition, net interest income could have shown little or no growth in the remainder of 2004 if interest rates remained at present levels or moved lower. However short-term rates have moved higher as a result of the Federal Reserve (Fed) meeting in June when the Fed moved the fed funds rate up 25 basis points, thus creating a flatter yield curve. A flatter yield curve will continue to put additional pressure on our current net interest margin. Management continues to focus on growth by increasing market share utilizing deposit acquisition strategies to gain additional business from existing customers along with mortgage lending as core banking services augmented by the sale of other income producing products and services. The Bank is focused on providing an array of financial products including fixed annuities and brokerage services to generate additional non-interest income over the remainder of the year. Management also continues to focus on loan growth with the generation of commercial loans throughout its market. It is anticipated that the recently hired commercial lender in our east region will produce additional growth.

Management expects loan growth (excluding the Acquisition) for the year to be between 5 and 8 percent. The Company’s loan to deposit ratio has increased through the first six months to 84.55% compared to 82.36% at year-end 2003 as deposit growth has been good during the first six months and is expected to remain favorable throughout 2004. Overall, deposits are expected to grow approximately 6% for the year.

Enhancing non-interest income and controlling non-interest expense are important factors in the success of the company and is measured in the financial services industry by the efficiency ratio, calculated according to the following: non-interest expense (less amortization of intangibles) as a percentage of fully tax equivalent net interest income and non-interest income (less non-recurring income). For the six months ended June 30, 2004, the Bank’s efficiency ratio was 61.82% compared to 61.84% for the same period last year.

Management concentrates on return on average equity and earnings per share evaluations, plus other methods, to measure and direct the performance of the Company. While past results are not an indication of future earnings, management feels the Company is positioned to enhance performance of normal operations through the remainder of 2004.

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

Various congressional bills have been passed and other proposals have been made for significant changes to the banking system, including provisions for: limitation on deposit insurance coverage; changing the timing and methods financial institutions use to pay for deposit insurance; and tightening the regulation of bank derivatives' activities.

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

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

4/1/04 to 4/30/04	-	-
5/1/04 to 5/31/04	-	-
6/1/04 to 6/30/04	300	$ 22.95

On June 14, 2004, the Company purchased 300 shares of stock in the open market.

Item 3 - Defaults Upon Senior Securities – Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

Citizens Financial Services held its Annual Meeting of Shareholders on April 20, 2004, for the purpose of electing three directors and to transact such other business as would properly come before the meeting. Results of shareholder voting on these individuals were as follows:

1.Election of Class 3 Directors whose term will expire in 2007

	For	Withhold Authority
John E. Novak	2,281,654	56,075
Rudolph J. van der Hiel	2,281,419	56,309
Mark L. Dalton	2,278,619	59,109

The total shares voted at the annual meeting were 2,337,729.

Item 5 - Other Information – None

Item 6 -Exhibits and Reports on Form 8-K.

(a)	Exhibits.
	(3)(i) -	Articles of Incorporation of the Corporation, as amended. (Incorporated by Reference to Exhibit (3)(ii) to the Quarterly Report of Form 10-Q for the period ended December 31, 1999, as filed with the Commission on May 11,2000.)
(3)(ii)-	By-laws of the Corporation, as amended. (Incorporated by Reference to Exhibit (3)(ii) to the Annual Report of Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on April 29, 2004.)

	(4) -	Instruments Defining the Rights of Stockholders. (Incorporated by reference to the Registrant's Registration Statement No.2-89103 on Form S-14, as filed with the Commission on February 17, 1984.)
	(10) -	Material Contracts. Consulting and Non-Compete Agreement with Richard E. Wilber, Former Executive Officer of our company. (Incorporated by Reference to Exhibit (10) to the Annual Report of Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 18, 2004.)
	(31.1) -	302 Certification of Principal Executive Officer
	(32.1) -	Certification of Principal Executive Officer
	(99.1) -	Independent accountant's review of financial statements for the period ended June 30, 2004.
(b)	Reports on Form 8-K –	Earnings release entitled “Citizens Financial Services, Inc. Reports Second Quarter earnings Increased By 6.2% Over One Year Ago” filed July 19, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Citizens Financial Services, Inc. (Registrant)

August 4, 2004	By:	/s/ Randall E. Black
Randall E. Black
President (Principal Executive Officer)

