Form 10-Q
period 2004-09-30
CITIZENS FINANCIAL SERVICES INC
filed 2004-11-03
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the Registrant's Common Stock, as of November 1, 2004, 2,840,257 shares of Common Stock, par value $1.00.

Citizens Financial Services, Inc.
Form 10-Q

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30	December 31
(in thousands, except per share data)	2004	2003
ASSETS:
Cash and due from banks:
Noninterest-bearing	$8,145	$9,624
Interest-bearing	123	327
Total cash and cash equivalents	8,268	9,951

Available-for-sale securities	100,996	106,587

Loans (net of allowance for loan losses of $4,109 and $3,620)	349,381	314,037

Premises and equipment	11,863	10,645
Accrued interest receivable	1,875	1,703
Goodwill	8,605	6,905
Core deposit intangible	1,406	978
Bank owned life insurance	7,374	7,142
Other assets	7,721	5,930

TOTAL ASSETS	$497,489	$463,878

LIABILITIES:
Deposits:
Noninterest-bearing	$42,420	$46,820
Interest-bearing	366,592	338,871
Total deposits	409,012	385,691
Borrowed funds	36,253	27,796
Notes payable	7,500	7,500
Accrued interest payable	1,685	1,888
Other liabilities	2,607	2,474
TOTAL LIABILITIES	457,057	425,349
STOCKHOLDERS' EQUITY:
Common Stock
$1.00 par value; authorized 10,000,000 shares;
issued 2,937,519 shares in 2004 and 2,909,849 in 2003, respectively	2,938	2,910
Additional paid-in capital	10,804	10,213
Retained earnings	28,578	26,455
TOTAL	42,320	39,578
Accumulated other comprehensive income	123	956
Less: Treasury Stock, at cost
97,262 shares for 2004 and 96,962 shares for 2003, respectively	(2,011)	(2,005)
TOTAL STOCKHOLDERS' EQUITY	40,432	38,529
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$497,489	$463,878

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2004	2003	2004	2003
INTEREST INCOME:
Interest and fees on loans	$5,851	$5,439	$16,647	$16,158
Interest-bearing deposits with banks	1	6	9	27
Investment securities:
Taxable	846	703	2,590	2,468
Nontaxable	76	105	223	363
Dividends	81	76	210	235
TOTAL INTEREST INCOME	6,855	6,329	19,679	19,251
INTEREST EXPENSE:
Deposits	2,126	2,075	6,081	6,504
Borrowed funds	253	74	684	223
TOTAL INTEREST EXPENSE	2,379	2,149	6,765	6,727
NET INTEREST INCOME	4,476	4,180	12,914	12,524
Provision for loan losses	-	120	-	375
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,476	4,060	12,914	12,149
NON-INTEREST INCOME:
Service charges	783	779	2,265	2,261
Trust	126	142	484	437
Gains on loans sold	17	100	37	326
Realized securities gains, net	-	114	491	514
Earnings on bank owned life insurance	75	61	233	64
Other	152	130	412	488
TOTAL NON-INTEREST INCOME	1,153	1,326	3,922	4,090
NON-INTEREST EXPENSES:
Salaries and employee benefits	1,905	2,680	5,677	6,516
Occupancy	259	252	812	770
Furniture and equipment	181	179	517	533
Professional fees	131	183	443	487
Amortization of intangible assets	145	109	362	326
Other	1,159	1,088	3,314	3,120
TOTAL NON-INTEREST EXPENSES	3,780	4,491	11,125	11,752
Income before provision for income taxes	1,849	895	5,711	4,487
Provision for income taxes	426	89	1,328	935
NET INCOME	$1,423	$806	$4,383	$3,552

Earnings Per Share	$0.50	$0.28	$1.54	$1.23
Cash Dividend Declared	$0.195	$0.185	$0.580	$0.550

Weighted average number of shares outstanding	2,840,257	2,872,362	2,840,439	2,878,990

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Nine Months Ended
	September 30				September 30
(in thousands)		2004		2003		2004		2003
Net income		$1,423		$806		$4,383		$3,552
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	1,605		(818)		(771)		(1,441)
Less: Reclassification adjustment for gains included in net income	-		(114)		(491)		(514)
Other comprehensive income (loss) before tax		1,605		(932)		(1,262)		(1,955)
Income tax expense (benefit) related to other comprehensive income (loss)		546		(317)		(429)		(665)
Other comprehensive income (loss), net of tax		1,059		(615)		(833)		(1,290)
Comprehensive income		$2,482		$191		$3,550		$2,262

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Nine Months Ended
	September 30,
(in thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,383	$ 3,552
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	-	375
Depreciation and amortization	698	689
Amortization of intangible assets	362	326
Amortization and accretion of investment securities	705	914
Deferred income taxes	1	196
Realized gains on securities	(491)	(514)
Realized gains on loans sold	(37)	(326)
Earnings on bank owned life insurance	(233)	(64)
Originations of loans held for sale	(2,080)	(21,166)
Proceeds from sales of loans held for sale	2,118	22,418
Gain on sale of foreclosed assets held for sale	(27)	(14)
Decrease (increase) in accrued interest receivable	(172)	235
Increase in other assets and intangibles	(460)	(642)
Decrease in accrued interest payable	(203)	(395)
Increase in other liabilities	134	735
Net cash provided by operating activities	4,698	6,319
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	15,007	10,751
Proceeds from maturity and principal repayments of securities	20,193	41,839
Purchase of securities	(31,319)	(46,413)
Net increase in loans	(8,985)	(17,176)
Purchase of loans	(27,340)	-
Purchase of bank owned life insurance	-	(7,000)
Acquisition of premises and equipment	(2,126)	(403)
Proceeds from sale of premises and equipment	30	-
Proceeds from sale of foreclosed assets held for sale	229	73
Deposit acquisition premium	(2,200)	-
Net cash used in investing activities	(36,511)	(18,329)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	2,658	13,275
Proceeds from long-term borrowings	1,334	665
Repayments from long-term borrowings	(1,261)	(557)
Net increase in short-term borrowed funds	8,385	216
Acquisition of treasury stock	(7)	(1,056)
Dividends paid	(1,642)	(1,568)
Deposits of acquired branches	20,663	-
Net cash provided by financing activities	30,130	10,975
Net decrease in cash and cash equivalents	(1,683)	(1,035)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,951	11,594
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,268	$10,559
Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,734	$7,121
Income taxes paid	$1,450	$945
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

The accompanying consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (SEC) and in compliance with accounting principles generally accepted in the United States of America. Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.

In the opinion of Management of the registrant, the accompanying interim financial statements for the quarters ended September 30, 2004 and 2003 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the nine-month period ended September 30, 2004 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s Annual Report to shareholders and Form 10-K for the period ended December 31, 2003.

EARNINGS PER SHARE

Earnings per share calculations give retroactive effect to a 1 percent stock dividend declared by the Company on July 6, 2004 amounting to 27,670 additional shares outstanding.

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

The following sets forth the components of net periodic benefit cost of the defined benefit plans for the nine months ended September 30, 2004 and 2003, respectively (dollars presented in thousands).

	Pension Benefits
	For the Nine Months Ended September 30,
	2004	2003
Service cost	$ 252	$ 255
Interest cost	221	200
Expected return on plan assets	(249)	(398)
Net amortization and deferral	18	244

Net periodic benefit cost	$ 242	$ 301

Employer Contributions

The Company expects to contribute $412,000 to its pension plan in 2004. As of September 30, 2004, $229,000 of contributions have been made.

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

On July 15, 2004, subsequent to the Acquisition, we purchased the Elmira Street property, which was previously leased by The Legacy Bank.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (“FASB”) reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments In Debt and Equity Securities and certain other investments. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 cost method investment and disclosure provisions were effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. The Company adopted cost method investment and disclosure provisions of EITF 03-1 on June 30, 2004. The adoption did not have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties and as such may prove inaccurate. Forward-looking statements include information concerning possible or assumed future results of operations of Citizens Financial Services, Inc., First Citizens National Bank, First Citizens Insurance Agency, Inc. or the combined company. When we use such words as "believes," "expects,” "anticipates," or similar expressions, we are making forward-looking statements. For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements:

•	Interest rates could change more rapidly or more significantly than we expect.
•	The economy could change significantly in an unexpected way, which would cause the demand for new loans and the ability of borrowers to repay outstanding loans to change in ways that our models do not anticipate.
•	The stock and bond markets could suffer a significant disruption, which may have a negative effect on our financial condition and that of our borrowers, and on our ability to raise money by issuing new securities.
•	It could take us longer than we anticipate implementing strategic initiatives designed to increase revenues or manage expenses, or we may be unable to implement those initiatives at all.
•	Acquisitions and dispositions of assets could affect us in ways that management has not anticipated.
•	We may become subject to new legal obligations or the resolution of litigation may have a negative effect on our financial condition.
•	We may become subject to new and unanticipated accounting, tax, or regulatory practices or requirements.

INTRODUCTION

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Citizens Financial Service, Inc., a bank holding company and its subsidiary (the “Company”). Our Company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary’s (First Citizens National Bank) financial conditions and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding September 30, 2004 financial information. The results of operations for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results that can be expected for the full year. First Citizens National Bank is a member of the Federal Reserve System and subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (“OCC”).

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

FINANCIAL CONDITION

Total assets (shown in the Consolidated Balance Sheet) have increased 7.2% since year-end 2003 to $497.5 million. Total loans increased 11.3% to $353.5 million and investment securities decreased 5.2% to $101.0 million since year-end 2003. Total deposits increased 6.0% to $409.0 million since year-end 2003. Explanations of variances will be described within the following appropriate sections.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $8,268,000 at September 30, 2004 compared to $9,951,000 on December 31, 2003. Noninterest-bearing cash decreased $1,479,000 since year-end 2003, while interest-bearing cash also decreased $204,000 during that same period. We continue to experience monthly principal repayments from our mortgage backed securities portfolio along with the recognition of the sale of approximately $4,000,000 of Corporate bonds in June 2004.

We believe the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

INVESTMENTS

Our investment portfolio decreased by $5,591,000 or 5.2% from December 31, 2003 to September 30, 2004. Our investment portfolio has decreased primarily as a result of mortgage-backed securities monthly principal payments and selected security sales. We have utilized the cash from those principal payments for loan growth and re-investment purposes. During the first nine months, we sold approximately $8,211,000 of U.S. Government Agency Mortgage-backed securities, $5,263,000 of Corporate Bonds, along with $571,000 of equity securities. Proceeds from the fore mentioned sales along with monthly principal repayments were re-invested in Agencies, Mortgage-backed securities, Municipals, as well as used for partial funding of the Acquisition.

Management monitors the earnings performance and the effectiveness of the liquidity of the investment portfolio on a regular basis. Through active balance sheet management and analysis of the securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

LOANS

The Company’s loan demand picked up slightly during the first nine months of 2004. We anticipate loan demand will continue to increase moderately during the remainder of 2004 as we introduce some new loan products to help stimulate growth. Signs of an improving economy should also help to stimulate demand for commercial loans. The Company’s lending is focused in the north central Pennsylvania market and the southern tier of New York. The composition of our loan portfolio consists principally of retail lending, which includes single-family residential mortgages, other consumer lending and commercial lending primarily to locally owned small businesses. New loans are generated primarily from direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants and existing customers.

As shown in the following tables (dollars in thousands), total loans increased by $35,833,000 or 11.3% for the period compared to December 31, 2003, primarily as the result of the Acquisition. Residential mortgage lending is a principal business activity and one our Company expects to continue by providing a full complement of competitively priced conforming, nonconforming and home equity mortgages. Management continues to explore new products to enhance further growth in this area.

	September 30,		December 31,
	2004		2003
	Amount%		Amount%
Real estate:
Residential	$196,322	55.5	$186,117	58.6
Commercial	73,992	20.9	57,370	18.1
Agricultural	7,970	2.3	7,594	2.4
Loans to individuals
for household, family and other purchases	12,353	3.5	13,145	4.1
Commercial and other loans	27,458	7.8	16,219	5.1
State & political subdivision loans	35,395	10.0	37,212	11.7
Total loans	353,490	100.0	317,657	100.0
Less allowance for loan losses	4,109		3,620
Net loans	$349,381		$314,037

	September 30, 2004/
	December 31, 2003
	Change
	Amount%
Real estate:
Residential	$10,205	5.5
Commercial	16,622	29.0
Agricultural	376	5.0
Loans to individuals
for household, family and other purchases	(792)	(6.0)
Commercial and other loans	11,239	69.3
State & political subdivision loans	(1,817)	(4.9)
Total loans	$35,833	11.3

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

ALLOWANCE FOR LOAN LOSSES

As shown in the following table (dollars in thousands), the Allowance for Loan Losses as a percentage of loans was 1.16% and 1.14%, at September 30, 2004 and December 31, 2003, respectively. The dollar amount of the reserve increased $489,000, since year-end 2003. The increase is a result of a valuation allowance of $290,000 being recorded and added to goodwill as a result of the Acquisition during the first nine months, less net recoveries. Gross charge-offs for the first nine months of 2004 were $122,000, while recoveries were $321,000, of which $299,000 was related to one borrower. This loan was previously charged-off in the third quarter of 2003.

	September 30,	December 31,
	2004	2003	2002	2001	2000
Balance, at beginning of period	$3,620	$3,621	$3,250	$2,777	$2,270
Provision charged to income	-	435	435	445	610
Provision related to the Acquisition	290	-	-	-	-
Recoveries on loans previously
charged against the allowance	321	116	115	175	55
	4,231	4,172	3,800	3,397	2,935
Loans charged against the allowance	(122)	(552)	(179)	(147)	(158)
Balance, at end of year	$4,109	$3,620	$3,621	$3,250	$2,777

Allowance for loan losses as a percent
of total loans	1.16%	1.14%	1.21%	1.20%	1.06%
Allowance for loan losses as a percent
of non-performing loans	228.91%	134.62%	119.94%	149.56%	382.51%

The adequacy of the allowance for loan losses is subject to a formal analysis by management of the Company. Management deems the allowance to be adequate to absorb inherent losses probable in the portfolio, as of September 30, 2004. The Company has disclosed in its annual report on Form 10-K the process and methodology supporting the loan loss provision. A decrease in classified loans has resulted in an increase to the allowance for loan losses as a percent of non-performing loans to 228.91%.

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

DEPOSITS

Traditional deposits continue to be the most significant source of funds for the Company. As shown in the following tables (dollars in thousands), deposits increased $23,321,000 or 6.0%, since December 31, 2003, again, primarily the result of the Acquisition. As of September 30, 2004, non-interest-bearing deposits decreased by $4,400,000 due to a temporary decline in state and political accounts and commercial demand deposits, while NOW, savings, and money markets, increased by $6,382,000, $2,903,000, and $3,614,000, respectively. Certificates of Deposit increased by $14,822,000 mainly due to the Acquisition.

	September 30,		December 31,
	2004		2003
	Amount%		Amount%
Non-interest-bearing deposits	$42,420	10.4	$46,820	12.1
NOW accounts	63,483	15.5	57,101	14.8
Savings deposits	40,532	9.9	37,629	9.8
Money market deposit accounts	46,196	11.3	42,582	11.0
Certificates of deposit	216,381	52.9	201,559	52.3
Total	$409,012	100.0	$385,691	100.0

	September 30, 2004/
	December 31, 2003
	Change
	Amount%
Non-interest-bearing deposits	$(4,400)	(9.4)
NOW accounts	6,382	11.2
Savings deposits	2,903	7.7
Money market deposit accounts	3,614	8.5
Certificates of deposit	14,822	7.4
Total	$23,321	6.0

BORROWED FUNDS

Borrowed funds increased $8,457,000 during the first nine months of 2004. The majority of this increase is due to the Acquisition, loan growth and a decrease in non-interest bearing deposits due to timing. The Company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home Loan Bank.

In September 2003, the Company borrowed $1.1 million from its line of credit with an unrelated financial institution to buy back 41,800 shares of treasury stock from an estate. This line was paid off in August 2004, as monthly principal payments have been made since December 2003.

NOTES PAYABLE

In December 2003, the Company formed a special purpose entity; Citizens Financial Statutory Trust I (“the Entity”), to issue $7,500,000 of floating rate obligated mandatory redeemable securities as part of a pooled offering. The rate is determined quarterly and floats based on the 3 month LIBOR plus 2.80%. At September 30, 2004, the rate was 4.77%. The Entity may redeem them, in whole or in part, at face value after December 17, 2008. The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable, which is included in the liabilities section of the Company’s balance sheet. Debt issue costs of $75,000 have been capitalized and are being amortized through the first call date.

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

Total Stockholders’ Equity was $40,432,000, at September 30, 2004 compared to $38,529,000, at December 31, 2003, an increase of $1,903,000 or 4.9%. In the first nine months, the Company earned $4,383,000 and declared dividends of $1,642,000 a dividend payout ratio of 37.5% of net income.

All of the Company’s investment securities are classified as available-for-sale making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. Accumulated other comprehensive income decreased $833,000 compared to December 31, 2003 primarily as a result of interest rate movements and current year portfolio activity.

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

	September 30,		December 31,
	2004		2003
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$41,535	12.92%	$40,655	14.07%
For capital adequacy purposes	25,718	8.00%	23,115	8.00%
To be well capitalized	32,147	10.00%	28,894	10.00%

Tier I capital (to risk-weighted assets)
Company	$37,512	11.67%	$37,042	12.82%
For capital adequacy purposes	12,859	4.00%	11,557	4.00%
To be well capitalized	19,288	6.00%	17,336	6.00%

Tier I capital (to average assets)
Company	$37,512	7.74%	$37,042	8.50%
For capital adequacy purposes	19,394	4.00%	17,437	4.00%
To be well capitalized	24,243	5.00%	21,796	5.00%

On April 4, 2001, our Company filed a Registration Statement on Form S-3 establishing a Dividend Re-Investment Plan (DRIP), which was effective for the second quarter dividend in 2001. As of September 30, 2004 we have 420 shareholders participating in the plan, representing 309,307 shares and the total number of shares purchased since the inception of the plan is 22,943.

OFF BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2004:

Commitments to extend credit	$58,478
Standby letters of credit	1,387
$59,865

RESULTS OF OPERATIONS

OVERVIEW OF THE INCOME STATEMENT

The Company had net income of $1,423,000 and $4,383,000 for the third quarter and first nine months of 2004, respectively. Earnings per share, for the respective periods were $0.50 and $1.54. Net income was $806,000 and $3,552,000 for the third quarter and first nine months of 2003, which equates to earnings per share of $0.28 and $1.23, respectively. The annualized return on average assets and the return on average equity, for the first nine months of 2004, were 1.22% and 15.04%, respectively. Details of the reasons for this change are discussed on the following pages.

NET INTEREST INCOME

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income, after provision for loan losses, totaled $4,476,000 in the third quarter, an increase of $416,000 or 10.2%, over the third quarter of 2003 and totaled $12,914,000 for the first nine months of 2004, an increase of $765,000 or 6.3% over the prior year. The Bank experienced an increase in earning assets in the past nine months of 9.3%, which came primarily from the fore mentioned Acquisition and our continued efforts to grow our existing offices and current customer relationships.

The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created. Income tax adjustments of $179,000 and $258,000 for investments and $549,000 and $534,000 for loans at September 30, 2004 and September 30, 2003 have been made accordingly to the table below (dollars in thousands):

	September 30, 2004			September 30, 2003			September 30, 2002
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	1,227	9	0.98	3,615	27	1.00	4,971	58	1.56
Total short-term investments	1,227	9	0.98	3,615	27	1.00	4,971	58	1.56
Investment securities:
Taxable	98,668	2,864	3.87	82,572	2,774	4.48	92,059	4,034	5.84
Tax-exempt (3)	6,772	338	6.65	10,851	550	6.76	14,556	749	6.86
Total investment securities	105,440	3,202	4.05	93,423	3,324	4.74	106,615	4,783	6.11
Loans:
Residential mortgage loans	190,899	9,949	6.97	179,926	9,855	7.32	170,249	9,952	7.82
Commercial & farm loans	93,648	4,767	6.81	76,503	4,354	7.61	71,372	4,216	7.90
Loans to state & political subdivisions	36,092	1,653	6.12	34,307	1,616	6.30	26,359	1,372	6.96
Other loans	12,330	827	8.97	12,692	867	9.13	13,624	983	9.65
Loans, net of discount (2)(3)(4)	332,969	17,196	6.90	303,428	16,692	7.36	281,604	16,523	7.84
Total interest-earning assets	439,636	20,407	6.21	400,466	20,043	6.69	393,190	21,364	7.26
Cash and due from banks	8,473			9,549			9,315
Bank premises and equipment	10,927			11,048			11,690
Other assets	18,283			14,754			11,202
Total non-interest earning assets	37,683			35,351			32,207
Total assets	477,319			435,817			425,397
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	61,880	174	0.38	54,525	165	0.40	51,517	218	0.57
Savings accounts	39,323	83	0.28	35,963	98	0.36	34,534	127	0.49
Money market accounts	44,322	335	1.01	47,679	392	1.10	49,721	619	1.66
Certificates of deposit	208,811	5,489	3.51	203,954	5,850	3.83	199,983	6,659	4.45
Total interest-bearing deposits	354,336	6,081	2.29	342,121	6,505	2.54	335,755	7,623	3.04
Other borrowed funds	34,966	684	2.62	12,942	223	2.30	13,748	290	2.82
Total interest-bearing liabilities	389,302	6,765	2.32	355,063	6,728	2.53	349,503	7,913	3.03
Demand deposits	44,553			40,325			37,865
Other liabilities	4,591			3,591			4,468
Total non-interest-bearing liabilities	49,144			43,916			42,333
Stockholders' equity	38,873			36,838			33,561
Total liabilities & stockholders' equity	477,319			435,817			425,397
Net interest income		13,642			13,315			13,451
Net interest spread (5)			3.89%			4.16%			4.24%
Net interest income as a percentage
of average interest-earning assets			4.15%			4.45%			4.57%
Ratio of interest-earning assets
to interest-bearing liabilities			1.13			1.13			1.12

(1) Averages are based on daily averages.
(2) Includes loan origination and commitment fees.
(3) Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%
(4) Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

We continued to experience an attractive interest margin percentage during the first nine months of 2004. However, our margin is continuing to narrow as a result of a flatter yield curve compared to the same period last year. Most of the Company's investments, loans, deposits and borrowings are priced or re-priced along the three month to five-year portion of the yield curve. Our net interest margin should improve as a more normal yield curve develops. We continue to review various investment and pricing strategies to enhance deposit growth while maintaining or expanding the current interest margin.

The following table shows the effect of changes in volume and rate on interest income and expense. Tax-exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory federal income tax rate of 34%:

	2004 vs. 2003 (1)			2003 vs. 2002 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$(17)	$(1)	$(18)	$(34)	$3	$(31)
Investment securities:
Taxable	497	(407)	90	(492)	(768)	(1,260)
Tax-exempt	(204)	(8)	(212)	(188)	(11)	(199)
Total investments	293	(415)	(122)	(680)	(779)	(1,459)
Loans:
Residential mortgage loans	585	(491)	94	549	(646)	(97)
Commercial & farm loans	906	(493)	413	296	(158)	138
Loans to state & political subdivisions	83	(46)	37	384	(140)	244
Other loans	(23)	(17)	(40)	(51)	(65)	(116)
Total loans, net of discount	1,551	(1,047)	504	1,178	(1,009)	169
Total Interest Income	1,827	(1,463)	364	464	(1,785)	(1,321)
Interest Expense:
Interest-bearing deposits:
NOW accounts	21	(12)	9	12	(65)	(53)
Savings accounts	9	(24)	(15)	5	(34)	(29)
Money Market accounts	(44)	(13)	(57)	(27)	(200)	(227)
Certificates of deposit	137	(498)	(361)	130	(939)	(809)
Total interest-bearing deposits	123	(547)	(424)	120	(1,238)	(1,118)
Other borrowed funds	436	25	461	(18)	(49)	(67)
Total interest expense	559	(522)	37	102	(1,287)	(1,185)
Net interest income	$1,268	$(941)	$327	$362	$(498)	$(136)

(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

As can be seen from the preceding tables, tax equivalent net interest income went from $13,451,000, in 2002, to $13,315,000 in 2003, and increased to $13,642,000 through September 2004. Our overall spread decreased from 4.16% on September 30, 2003 to 3.89% on September 30, 2004. The increased volume of interest-earning assets generated an increase in interest income of $1,827,000 while increased volume of interest-bearing liabilities produced $559,000 of interest expense. The change in volume resulted in an increase of $1,268,000 in net interest income. The net change in rate resulted in a negative $941,000. Combining the increase due to volume and the decrease due to rate, net interest income increased $327,000 in 2004 compared to 2003. The yield on interest-earning assets decreased 48 basis points from 6.69% to 6.21% and the average interest rate on interest-bearing liabilities decreased 21 basis points, from 2.53% to 2.32%, because of the previously described changes to the yield curve.

PROVISION FOR LOAN LOSSES

For the three month and nine month period ended September 30, 2004 we did not provide any provision as a result of our quarterly review of the allowance for loan losses being adequately reserved, compared to $120,000 and $375,000, for the same periods in 2003.

This provision was appropriate given management's quarterly review of the allowance for loan losses that are based on the following information: migration analysis of delinquent and non-accrual loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative adjustments and peer comparisons.

NON-INTEREST INCOME

Non-interest income, as detailed below, decreased $173,000 or 13.0% and decreased $168,000 or 4.1% in the third quarter and the first nine months of 2004, respectively, when compared to the same periods in 2003. Service charge income continues to be the primary source of non-interest income. For the first nine months, account service charges totaled $2,265,000, compared to $2,261,000 last year. Trust income for the nine months ended increased by $47,000 mainly due to a large estate fee that was recognized during the first half of the year. Bank owned life insurance increased by $169,000 over 2003 due to the timing of the initial investment. Gains on loans sold decreased $289,000 for the first nine months of 2004, when compared to the same period in 2003, as a direct result of a decrease of loans being originated for sale on the secondary market. Other income also decreased for the first nine months of 2004, when compared to the same period in 2003. This is also due to less mortgage servicing income being recognized in the first nine months of 2004 as a direct result of less refinancing activity.

The following tables shows the breakdown of non-interest income for the three months and nine months ended September 30, 2004 and 2003(dollars in thousands):

	Three months ended
	September 30,		Change
	2004	2003	Amount%
Service charges	$783	$779	$4	0.5
Trust	126	142	(16)	(11.3)
Gains on loans sold	17	100	(83)	(83.0)
Realized securities gains, net	-	114	(114)	(100.0)
Earnings on bank owned life insurance	75	61	14	23.0
Other	152	130	22	16.9
Total	$1,153	$1,326	$(173)	(13.0)

	Nine months ended
	September 30,		Change
	2004	2003	Amount%
Service charges	$2,265	$2,261	$4	0.2
Trust	484	437	47	10.8
Gains on loans sold	37	326	(289)	(88.7)
Realized securities gains, net	491	514	(23)	(4.5)
Earnings on bank owned life insurance	233	64	169	264.1
Other	412	488	(76)	(15.6)
Total	$3,922	$4,090	$(168)	(4.1)

In an effort to take advantage of current market conditions, we elected to sell approximately $15,007,000 of investment securities in the first nine months of 2004, which resulted in $491,000 of security gains.

We continue to evaluate means of increasing non-interest income. Our approach is to apply service charges on business transaction accounts by charging fees on transaction activity (reduced by earnings credit based on customers' balances) to more equitably recover costs. We expect to continue this analysis for our other products, along with reviewing additional revenue sources.

NON-INTEREST EXPENSES

Total non-interest expense, as detailed below, decreased $711,000 or 15.8% during the third quarter of 2004 and $627,000 or 5.3% in the first nine months of 2004 when compared to the same periods last year. The decrease in salaries and employee benefits is primarily the result of a retirement package paid to our past Chief Executive Officer (CEO) who retired in 2003. A smaller portion of the decrease can be attributed to no CEO salary for the first four months of 2004. Management expects salary and benefits expense to increase through the remainder of 2004, as a result of the recent Acquisition and the filling of the CEO position and other retail positions. The increase in other is a direct result of merger and acquisition costs associated with the fore mentioned Acquisition.

The following tables reflect the breakdown of non-interest expense and professional fees for the three months ended September 30, 2004 and 2003(dollars in thousands):

	Three months ended
	September 30,		Change
	2004	2003	Amount%
Salaries and employee benefits	$1,905	$2,680	$(775)	(28.9)
Occupancy	259	252	7	2.8
Furniture and equipment	181	179	2	1.1
Professional fees	131	183	(52)	(28.4)
Amortization	145	109	36	33.0
Other	1,159	1,088	71	6.5
Total	$3,780	$4,491	$(711)	(15.8)

	Three months ended
	September 30,		Change
	2004	2003	Amount%
Other professional fees	$85	$106	$(21)	(19.8)
Legal fees	10	43	(33)	(76.7)
Examinations and audits	36	34	2	5.9
Total	$131	$183	$(52)	(28.4)

The following tables reflect the breakdown of other operating expense and professional fees for the nine months ended September 30, 2004 and 2003(dollars in thousands):

	Nine months ended
	September 30,		Change
	2004	2003	Amount%
Salaries and employee benefits	$5,677	$6,516	$(839)	(12.9)
Occupancy	812	770	42	5.5
Furniture and equipment	517	533	(16)	(3.0)
Professional fees	443	487	(44)	(9.0)
Amortization	362	326	36	11.0
Other	3,314	3,120	194	6.2
Total	$11,125	$11,752	$(627)	(5.3)

	Nine months ended
	September 30,		Change
	2004	2003	Amount%
Other professional fees	$274	$320	$(46)	(14.4)
Legal fees	60	83	(23)	(27.7)
Examinations and audits	109	84	25	29.8
Total	$443	$487	$(44)	(9.0)

PROVISION FOR INCOME TAXES

The provision for income taxes was $426,000 for the third quarter of 2004 compared to $89,000 in the third quarter of 2003. For the nine-month period comparisons, the provision for income taxes was $1,328,000 in 2004 and $935,000 in 2003. The increase was primarily a result of increased levels of taxable income.

We have entered into two limited partnership agreements to establish low-income housing projects in our market area. As a result of these agreements for tax purposes, we have recognized $365,000 out of a total $911,000 of tax credits from one project and $106,000 out of a total $385,000 on the second project. A total of approximately $1,290,000 of tax credits is anticipated over a ten-year period.

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

Capital expenditures during the first nine months of 2004 were $2,126,000, $1,723,000 more than the same period in 2003 due mainly to the acquisition of the Elmira St. property in Sayre which was purchased in July 2004 for $1,450,000.

Our Company achieves additional liquidity primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA, and investments that mature in less than one year. The Company also has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $211 million as an additional source of liquidity.

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

CREDIT QUALITY RISK

The following table identifies amounts of loan losses and non-performing loans. Past due loans are those that were contractually past due 90 days or more as to interest or principal payments (dollars in thousands):
	September 30,	December 31,
	2004	2003	2002	2001	2000
Non-performing loans:
Non-accruing loans	$565	$578	$1,064	$985	$488
Impaired loans	876	1,926	1,916	1,077	199
Accrual loans - 90 days or
more past due	354	185	39	111	39
Total non-performing loans	1,795	2,689	3,019	2,173	726
Foreclosed assets held for sale	793	305	221	408	508
Total non-performing assets	$2,588	$2,994	$3,240	$2,581	$1,234
Non-performing loans as a percent of loans
net of unearned income	0.51%	0.85%	1.01%	0.80%	0.28%
Non-performing assets as a percent of loans
net of unearned income	0.73%	0.94%	1.09%	0.95%	0.47%

Interest does not accrue on non-accrual loans. Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

Foreclosed assets held for sale increased $488,000 from December 31, 2003 to September 30, 2004. This is predominately due the repossession of a commercial property that will be sold after some pending litigation. The decrease in impaired loans is also directly related to this case as well.

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

We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure. A shock analysis during the second quarter of 2004 indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twenty-four months.

FUTURE OUTLOOK

With short term interest rates increasing relative to long-term rates, the Company is beginning to experience pressure on earnings resulting from a lower net interest margin percentage when compared to 2003. Without the impact of the recent Acquisition, net interest income could have shown little or no growth in the remainder of 2004 if interest rates remained at present levels. Short-term rates have moved higher as a result of the Federal Reserve (Fed) increasing the fed funds rate by 75 basis points, thus creating a flatter yield curve. A flatter yield curve will continue to put additional pressure on our current net interest margin. Management continues to focus on growth by increasing market share utilizing deposit acquisition strategies to gain additional business from existing customers along with mortgage lending as core banking services augmented by the sale of other income producing products and services. The Bank is focused on providing an array of financial products including fixed annuities and brokerage services to generate additional non-interest income over the remainder of the year. Management also continues to focus on loan growth with the generation of commercial loans throughout its market.

Management expects loan growth (excluding the Acquisition) for the year to be between 5 and 8 percent. The Company’s loan to deposit ratio has increased through the first nine months to 86.43% compared to 82.36% at year-end 2003 as deposit growth has been positive during the first nine months and is expected to remain favorable throughout 2004. Overall, deposits have grown approximately 6% since year-end 2003 and are expected to increase moderately for the balance of the year.

Enhancing non-interest income and controlling non-interest expense are important factors in the success of the company and is measured in the financial services industry by the efficiency ratio, calculated according to the following: non-interest expense (less amortization of intangibles) as a percentage of fully tax equivalent net interest income and non-interest income (less non-recurring income). For the nine months ended September 30, 2004, the Bank’s efficiency ratio was 61.19% compared to 66.85% for the same period last year. The decrease in this ratio is predominantly due to the retirement package that was paid last year.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

1/1/04 to 1/31/04	-	-
2/1/04 to 2/29/04	-	-
3/1/04 to 3/31/04	-	-
4/1/04 to 4/30/04	-	-
5/1/04 to 5/31/04	-	-
6/1/04 to 6/30/04	300	$22.95
7/1/04 to 7/31/04	-	-
8/1/04 to 8/31/04	-	-
9/1/04 to 9/30/04	-	-

On June 14, 2004, the Company purchased 300 shares of stock in the open market.

Item 3 - Defaults Upon Senior Securities - Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders - None

Item 5 - Other Information - None

Item 6 -Exhibits and Reports on Form 8-K.

(a) Exhibits.

(3)(i)	-	Articles of Incorporation of the Corporation, as amended. (Incorporated by Reference to Exhibit (3)(ii) to the Quarterly Report of Form 10-Q for the period ended December 31, 1999, as filed with the Commission on May 11,2000.)
(3)(ii)	-	By-laws of the Corporation, as amended. (Incorporated by Reference to Exhibit (3)(ii) to the Annual Report of Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on April 29, 2004.)

(4)	-	Instruments Defining the Rights of Stockholders. (Incorporated by reference to the Registrant's Registration Statement No.2-89103 on Form S-14, as filed with the Commission on February 17, 1984.)
(10)	-	Material Contracts. Consulting and Non-Compete Agreement with Richard E. Wilber, Former Executive Officer of our company. (Incorporated by Reference to Exhibit (10) to the Annual Report of Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 18, 2004.)
(31.1)	-	302 Certification of Principal Executive Officer
(31.2)	-	302 Certification of Principal Accounting Officer
(32.1)	-	Certification of Principal Executive Officer
(32.2)	-	Certification of Principal Accounting Officer
(99.1)	-	Independent accountant's review of financial statements for the period ended September 30, 2004.

(b) Reports on Form 8-K - Earnings release entitled “Citizens Financial Services, Inc. Reports Third Quarter earnings” filed October 22, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                    Citizens Financial Services, Inc.
                                                    (Registrant)

November 3, 2004	November 3, 2004
/s/ Randall E. Black	/s/ Mickey L. Jones

by: Randall E. Black President (Principal Executive Officer)	by: Mickey L. Jones Chief Financial Officer (Prinicipal Accounting Officer)

