Form 10-K
period 2004-12-31
CITIZENS FINANCIAL SERVICES INC
filed 2005-03-15
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
Yes [ ] No [X]

The aggregate market value of the voting stock of the Registrant held by non-affiliates (for this purpose, persons or entities other than executive officers, directors, or 5% or more stockholders) of the Registrant, as of June 30, 2004, was $55,835,522.

The number of shares outstanding of the Registrant's Common Stock, as of February 14, 2005, was 2,840,257.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I, III and IV is incorporated by reference to Registrant's Definitive Proxy Statement for the Annual Meeting of Shareholders.

Certain information required by Parts I, II and IV is incorporated by reference to Registrant's Annual Report to Stockholders for the Year Ended December 31, 2004.

Citizens Financial Services, Inc. Form 10-K INDEX
Page
PART I
ITEM 1 - BUSINESS	1 - 3
ITEM 2 - PROPERTIES	3 - 4
ITEM 3 - LEGAL PROCEEDINGS	4
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS	4
PART II
ITEM 5 - MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	5
ITEM 6 - SELECTED FINANCIAL DATA	5
ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5
ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	5
ITEM 8 - FINANCIAL STATEMENT AND SUPPLEMENTARY DATA	5
ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	6
ITEM 9A - CONTROLS AND PROCEDURES	6
ITEM 9B- OTHER INFORMATION	6
PART III
ITEM 10 - DIECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	6
ITEM 11 - EXECUTIVE COMPENSATION	6
ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	6
ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	6
ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES	7
PART IV
ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	7
SIGNATURES	8 - 9

PART I

ITEM 1 - BUSINESS

CITIZENS FINANCIAL SERVICES, INC.

Citizens Financial Services, Inc. (the “Company”) is a Pennsylvania business corporation, incorporated April 30, 1984 to form a bank holding company. It is registered under the Bank Holding Company Act of 1956, as amended. On April 30, 1984, First Citizens National Bank (the “Bank”) became a wholly owned subsidiary of our company by means of a merger in which the stockholders of First Citizens National Bank became stockholders of our company. The Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System. In general, the Company is limited to owning or controlling banks and engaging in such other activities as are properly incident thereto.

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

On April 20, 1996, the Bank purchased two branch offices of Meridian Bank in Canton and Gillett, Pennsylvania.

In October 1996, the Bank opened an office in the Weis Supermarket in Wellsboro, Pennsylvania.

In August 2000, the Bank opened an office in the Wal-Mart Super-center in Mansfield, Pennsylvania.

On October 27, 2000, the Bank purchased six branch offices of Sovereign Bank in Bradford County, Pennsylvania. In February 2001, we consolidated two of these six branches.

On June 4, 2004, two branches of The Legacy Bank in Bradford County, Pennsylvania were purchased. One of the branches was in Sayre and one was in Towanda. As a result of the purchase, we consolidated the Towanda branch into an existing office. An existing branch in Sayre was closed and consolidated into the acquired branch in Sayre.

As of December 31, 2004, the Bank employed 169 full time equivalent employees at our corporate offices and 15 banking facilities.

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

COMPETITION

The banking industry in the Bank’s service area continues to be extremely competitive, both among commercial banks and with financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies, credit unions and internet banks. The increased competition has resulted from changes in the legal and regulatory guidelines as well as from economic conditions. Mortgage banking firms, financial companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms and even government agencies provide additional competition for loans and other financial services. The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Additional information related to our business and competition is included under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing on pages 37 through 38 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2004, which pages are included in Exhibit 13 hereto and are incorporated herein by reference.

REGULATION AND SUPERVISION

The Bank is subject to supervision and examination by applicable federal and state banking agencies, including the Office of the Comptroller of the Currency (the “Comptroller”). In addition, the Bank is insured by and subject to some or all of the regulations of the Federal Deposit Insurance Corporation (“FDIC”). The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restriction on the types, amounts and terms and conditions of loans that may be granted, and limitation on the types of investments that may be made and the types of services that may be offered. Various consumer laws and regulations also affect the operation of the Bank. In addition to the impact of the regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board, including actions taken with respect to interest rates, as it attempts to control the money supply and credit availability in order to influence the economy.

The Comptroller is the primary supervisory authority over the Bank. The Comptroller regularly examines the Bank and has the authority, under the Financial Institutions Supervisory Act, to prevent us from engaging in unsafe or unsound practices in the conduct of our business.

The Company is subject to regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. The Act generally does not permit bank holding companies:

-	To acquire direct or indirect ownership of any company that is not a bank;
-	To acquire control of more than 5% of the voting shares of any company that is not a bank; or
-	To engage in any business other than that of:
	-	Banking;
	-	Managing and controlling banks;
	-	Furnishing services to subsidiary banks; or
	-	Engaging in any other activity that the Federal Reserve deems to be closely related to banking

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

Neither the Company nor the Bank anticipates that compliance with environmental laws and regulations will have any material effect on capital expenditures, earnings, or on our competitive position.

The Company is a legal entity, separate and distinct from the Bank. Most of the Company's revenues, including funds available for payment of dividends and for operating expenses, are provided by dividends from the Bank. Certain limitations exist on the availability of the Bank’s undistributed net assets for the payment of dividends to our parent without prior approval of the Bank’s regulatory authorities. Additional information is included under the caption “Footnote 11 - Regulatory Matters” appearing on pages 26 through 27 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2004, which pages are included in Exhibit 13 hereto and is incorporated herein by reference.

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

Risk-Based Capital Guidelines - The Federal Reserve, the FDIC and the Comptroller have issued certain risk-based capital guidelines, which supplement existing capital requirements. Additional information is included under the caption “Footnote 11 - Regulatory Matters” appearing on pages 26 through 27 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2004, which pages are included in Exhibit 13 hereto and is incorporated herein by reference.

We are not aware of any current specific recommendations by regulatory authorities or proposed legislation, which if it were adopted, would have a material adverse effect upon our company's liquidity, capital resources, or results of operations, although the general cost of compliance with numerous federal and state laws and regulations does have, and in the future may have, a negative impact on our company's results of operations. We can not predict what legislation might be enacted or what regulations might be adopted, or if enacted or adopted, the effect thereof on our operations.

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

In view of the changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities including the Federal Reserve System, no prediction can be made as to possible changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Company and the Bank. Additional information is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing on pages 54 through 55 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2004, which pages are included in Exhibit 13 hereto and is incorporated herein by reference.

ITEM 2 - PROPERTIES

The headquarters of the Company and Bank are located at 15 South Main Street, Mansfield, Pennsylvania. The building contains the central offices of the Company and Bank. Our bank also owns fifteen other banking facilities. All buildings are owned by the Bank and are free of any liens or encumbrances.

PROPERTIES	Current Building (Renovation Date)
Main Office:
15 South Main Street Mansfield, PA 16933	1971 (new building completed 2001)

Branch Offices:
300 Main Street Blossburg, PA 16912	1988
502 Main Street Ulysses, PA 16948	1977
391 Main Street Genesee, PA 16923	1985
306 West Lockhart Street Sayre, PA 18840	1989
430 North Keystone Avenue Sayre, PA 18840	1959 (1978) (closed in 2004)
99 Main Street Wellsboro, PA 16901	1979
103 West Main Street Troy, PA 16947	1988
2 West Main Street Troy, PA 16947	1895 (1983)
29 West Main Street Canton, PA 17724	1974 (1997)
Main Street Gillett, PA 16925	1970 (1997)
Main Street, Route 328 Millerton, PA 16936	1970
Main Street, Route 467 LeRaysville, PA 18829	1890 (1991)
111 Main Street Towanda, PA 18848	1974
Operations Center 1163 South Main Street Mansfield, PA 16933	1999 (New addition completed 2001)
422 North Elmira Street Sayre, PA 18840	Acquired 2004

The net book value for these properties, as of December 31, 2004, was $10,612,635. The properties are adequate to meet the needs of the employees and customers. We have equipped all of our facilities with current technological improvements for data and word processing.

ITEM 3 - LEGAL PROCEEDINGS

We are not aware of any litigation that would have a material adverse effect on the consolidated financial position of the Company. We know of no proceedings pending other than ordinary, routine litigation incidental to the business of the Company or the Bank. In addition, we know of no material proceedings that are pending or are known to be threatened or contemplated against the Company or the Bank by governmental authorities.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

None

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's stock is not listed on any stock exchange, but it is listed for quotation on the National Association of Securities Dealers OTC Bulletin Board electronic system, under the trading symbol CZFS.

Additional information is included under the caption “Earnings Per Share” appearing on page 16, “Common Stock” appearing on page 36 and “Company and Shareholders’ Information” appearing on page 60 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2004, which pages are included in Exhibit 13 hereto and is incorporated herein by reference.

The Company has paid dividends since April 30, 1984, the effective date of our formation as a bank holding company. The Company's Board of Directors intends to continue the dividend payment policy; however, future dividends necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors as in existence at the time the Board of Directors considers dividend policy. Cash available for dividend distributions to stockholders of the Company comes from dividends paid to the Company by the Bank. Therefore, restrictions on the ability of the Bank to make dividend payments are directly applicable to the Company.

Under the Pennsylvania Business Corporation Law of 1988, our company may pay dividends only if, after payment, our company would be able to pay our debts as they become due in the usual course of our business and our total assets will be greater than the sum of our total liabilities. Additional information is included under the caption “Footnote 11 - Regulatory Matters” appearing on page 26 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2004, which page is included in Exhibit 13 hereto and is incorporated herein by reference.

As of February 14, 2005, the Company had approximately 1,560 stockholders of record. The computation of stockholders of record excludes individual participants in securities positions listings. The Company has not sold any unregistered shares of common stock in the past three years.

ITEM 6 - SELECTED FINANCIAL DATA

The information under the caption “Five Year Summary of Operations” appearing on page 35 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2004, which page is included in Exhibit 13 hereto, is incorporated in its entirety by reference in response to this Item 6.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing on pages 37 through 57 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2004, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 7.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RATE RISK

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing on pages 54 through 55 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2004, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 7A.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information under the caption “Consolidated Financial Statements” appearing on pages 3 through 36 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2004, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 8.

Financial Statements:

Consolidated Balance Sheet as of December 31, 2004 and 2003
Consolidated Statement of Income for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statement of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
Report of Independent Certified Public Accountants

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2004, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures as of December 31, 2004 were effective in ensuring that material information required to be disclosed in this 2004 Annual Report to Stockholders on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States of America.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the caption “Board of Directors and Executive Officers” appearing on pages 4 through 5, “Nominations For Directors” appearing on page 6, “Audit Committee Report” appearing on pages 6 through 8, and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing on page 15 of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission (the “SEC”), which sections are incorporated in their entirety by reference in response to this Item 10. The Company has adopted a Code of Ethics that applies to directors, officers and employees of the Company and the Bank. A copy of the Code of Ethics was included as an exhibit to the Company’s Form 10-K for the year ended December 31, 2003 and filed with the Securities Exchange Commission.

ITEM 11 - EXECUTIVE COMPENSATION

The information under the caption “ Board of Directors and Executive Officers” appearing on pages 4through 5, “ Board of Directors’ Report on Executive Compensation” appearing on pages 8 through 9, “Board Committee Interlocks and Insider Participation” appearing on page 9, and “Executive Compensation” appearing on pages 9 through 11 of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC, which sections are incorporated in their entirety by reference in response to this Item 11.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption “Beneficial Ownership of the Corporation’s Stock Owned by Principal Owners and Management” appearing on pages 13 through 15 of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC, which section is incorporated in their entirety by reference in response to this Item 12.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Certain Relationships and Related Transactions” appearing on page 11 of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC, which section is incorporated in their entirety by reference in response to this Item 13.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Audit Committee Report” appearing on pages 6 through 8 of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC, which sections are incorporated in their entirety by reference in response to this Item 14.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report:
1.	The following financial statements of our company are incorporated by reference in Item 8:
Consolidated Balance Sheet as of December 31, 2004 and 2003
Consolidated Statement of Income for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statement of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
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

(3)(ii) - By-laws of the Corporation, as amended. (Incorporated by reference to Exhibit (3)(ii) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on April 29, 2004).

(10.1) - Material Contracts. Consulting and Non-Compete Agreement with Richard E. Wilber, Former Executive Officer of our company. (Incorporated by Reference to Exhibit (10) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

(10.2) - Directors’ Deferred Compensation Plan
(10.3) - Directors’ Life Insurance Program
(13) - The Annual Report to Stockholders for the year ended December 31, 2004.
(14) - Code of Ethics. (Incorporated by reference to Exhibit (14) to the Annual Report on Form 10-K for the year ended December 31, 2003)
(21) - Subsidiaries of Citizens Financial Services, Inc.
(31.1) - 302 Certification of Principal Executive Officer
(31.2) - 302 Certification of Chief Financial Officer
(32.1) - Certification of Principal Executive Officer
(32.2) - Certification of Chief Financial Officer
(b)	Not applicable.
(c)	The exhibits required to be filed by this item are listed under Item 15(a)(3) above.
(d)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Citizens Financial Services, Inc.
(Registrant)
/s/ Randall E. Black	/s/ Mickey L. Jones
By: Randall E. Black President (Principal Executive Officer)	By: Mickey L. Jones Assistant Treasurer (Principal Financial and Accounting Officer)

Date: March 14, 2005	Date: March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature and Capacity	Date
/s/ Randall E. Black Randall E. Black, President, Director (Principal Executive Officer)	March 14, 2005
/s/ Carol J. Tama Carol J. Tama, Director	March 14, 2005
/s/ R. Lowell Coolidge R. Lowell Coolidge, Director	March 14, 2005
/s/ Rudolph J. van der Hiel Rudolph J. van der Hiel, Director	March 14, 2005
/s/ John E. Novak John E. Novak, Director	March 14, 2005
/s/ James A. Wagner James A. Wagner, Director	March 14, 2005
/s/ Larry J. Croft Larry J. Croft, Director	March 14, 2005
/s/ Mark L. Dalton Mark L. Dalton, Director	March 14, 2005
/s/ R. Joseph Landy R. Joseph Landy, Director	March 14, 2005
/s/ Roger C. Graham, Jr. Roger C. Graham, Director	March 14, 2005
/s/ E. Gene Kosa E. Gene Kosa, Director	March 14, 2005
/s/ Mickey L. Jones Mickey L. Jones, Assistant Treasurer (Principal Financial and Accounting Officer)	March 14, 2005

EXHIBIT INDEX

(3)(i) - Articles of Incorporation of the Corporation, as amended. (Incorporated by reference to Exhibit (3)(i) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed with the Commission on May 11, 2000.)

(3)(ii) - By-laws of the Corporation, as amended. (Incorporated by reference to Exhibit (3)(ii) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on April 29, 2004).

(10.1) - Material Contracts. Consulting and Non-Compete Agreement with Richard E. Wilber, Former Executive Officer of our company. (Incorporated by Reference to Exhibit (10) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2003.)

(10.2) - Directors’ Deferred Compensation Plan
(10.3) - Directors’ Life Insurance Program
(13) - The Annual Report to Stockholders for the year ended December 31, 2004.
(14) - Code of Ethics. (Incorporated by reference to Exhibit (14) to the Annual Report on Form 10-K for the year ended December 31, 2003)
(21) - Subsidiaries of Citizens Financial Services, Inc.
(31.1) - 302 Certification of Principal Executive Officer
(31.2) - 302 Certification of Chief Financial Officer
(32.1) - Certification of Principal Executive Officer
(32.2) - Certification of Chief Financial Officer