Form 10-Q
period 2005-03-31
CITIZENS FINANCIAL SERVICES INC
filed 2005-05-05
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the Registrant's Common Stock, as of May 1, 2005, 2,840,257 shares of Common Stock, par value $1.00.

Citizens Financial Services, Inc.
Form 10-Q

INDEX

PAGE
Part I FIANCIAL INFORMATION
Item I - Financial Statements (unaudited)
Consolidated Balance Sheet as of March 31, 2005 and December 31, 2004	1
Consolidated Statement of Income for the Three Months Ended March 31, 2005 and 2004	2
Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2005 and 2004	3
Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2005 and 2004	4
Notes to Consolidated Financial Statements	5-6
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-19
Item 3 - Quantitative and Qualitative Disclosure About Market Risk	20
Item 4 - Controls and Procedures	20

Part II OTHER INFORMATION
Item 1 - Legal Proceedings	21
Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	21
Item 3 - Defaults upon Senior Securities	21
Item 4 - Submission of Matters to a Vote of Security Holders	21
Item 5 - Other Information	21
Item 6 - Exhibits and Reports on Form 8-K	22
Signatures	23

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31	December 31
(in thousands, except per share data)	2005	2004
ASSETS:
Cash and due from banks:
Noninterest-bearing	$7,910	$9,162
Interest-bearing	100	177
Total cash and cash equivalents	8,010	9,339

Available-for-sale securities	94,611	95,747

Loans (net of allowance for loan losses of $3,856 and $3,919)	364,786	355,774

Premises and equipment	11,700	11,833
Accrued interest receivable	2,036	1,736
Goodwill	8,605	8,605
Core deposit intangible	1,117	1,262
Bank owned life insurance	7,523	7,449
Other assets	8,034	7,602

TOTAL ASSETS	$506,422	$499,347

LIABILITIES:
Deposits:
Noninterest-bearing	$45,642	$46,866
Interest-bearing	367,582	372,208
Total deposits	413,224	419,074
Borrowed funds	48,367	34,975
Accrued interest payable	1,632	1,870
Other liabilities	2,809	2,639
TOTAL LIABILITIES	466,032	458,558
STOCKHOLDERS' EQUITY:
Common Stock
$1.00 par value; authorized 10,000,000 shares;
issued 2,937,519 shares in 2005 and 2004, respectively	2,938	2,938
Additional paid-in capital	10,804	10,804
Retained earnings	29,593	28,894
TOTAL	43,335	42,636
Accumulated other comprehensive income (loss)	(934)	164
Less: Treasury Stock, at cost
97,262 shares for 2005 and 2004, respectively	(2,011)	(2,011)
TOTAL STOCKHOLDERS' EQUITY	40,390	40,789
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$506,422	$499,347

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended
	March 31,
(in thousands, except per share data)	2005	2004
INTEREST INCOME:
Interest and fees on loans	$5,919	$5,348
Interest-bearing deposits with banks	-	5
Investment securities:
Taxable	792	892
Nontaxable	117	85
Dividends	51	62
TOTAL INTEREST INCOME	6,879	6,392
INTEREST EXPENSE:
Deposits	2,168	1,964
Borrowed funds	378	213
TOTAL INTEREST EXPENSE	2,546	2,177
NET INTEREST INCOME	4,333	4,215
Provision for loan losses	-	-
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,333	4,215
NON-INTEREST INCOME:
Service charges	673	731
Trust	121	127
Brokerage	38	54
Insurance	83	28
Investment securities gains, net	-	287
Earnings on bank owned life insurance	74	79
Other	121	90
TOTAL NON-INTEREST INCOME	1,110	1,396
NON-INTEREST EXPENSES:
Salaries and employee benefits	1,921	1,925
Occupancy	303	286
Furniture and equipment	175	169
Professional fees	145	154
Amortization	144	109
Other	1,143	1,028
TOTAL NON-INTEREST EXPENSES	3,831	3,671
Income before provision for income taxes	1,612	1,940
Provision for income taxes	345	447
NET INCOME	$1,267	$1,493

Earnings Per Share	$0.45	$0.53
Cash Dividend Declared	$0.200	$0.190

Weighted average number of shares outstanding	2,840,257	2,840,558

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended
	March 31
(in thousands)		2005		2004
Net income		$1,267		$1,493
Other comprehensive income:
Unrealized gains (losses) on available for sale securities	(1,664)		348
Less: Reclassification adjustment for gains included in net income	-		(287)
Other comprehensive income (loss) before tax		(1,664)		61
Income tax expense (benefit) related to other comprehensive income		(566)		21
Other comprehensive income (loss), net of tax		(1,098)		40
Comprehensive income		$169		$1,533

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Three Months Ended
	March 31,
(in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,267	$1,493
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	370	338
Amortization and accretion of investment securities	188	226
Deferred income taxes	5	(65)
Investment securities gains, net	-	(287)
Realized gains on loans sold	(10)	(9)
Earnings on bank owned life insurance	(74)	(79)
Originations of loans held for sale	(637)	(535)
Proceeds from sales of loans held for sale	647	624
Loss (gain) on sale of foreclosed assets held for sale	(9)	2
Increase in accrued interest receivable	(300)	(87)
Decrease in accrued interest payable	(238)	(341)
Other, net	125	(81)
Net cash provided by operating activities	1,334	1,199

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	-	7,690
Proceeds from maturity and principal repayments of securities	4,024	5,242
Purchase of securities	(4,739)	(11,748)
Proceeds from redemption of Regulatory Stock	715	541
Purchase of Regulatory Stock	(729)	(144)
Net increase in loans	(9,136)	(156)
Purchase of premises and equipment	(80)	(38)
Proceeds from sale of premises and equipment	200	-
Proceeds from sale of foreclosed assets held for sale	108	45
Net cash provided by (used in) investing activities	(9,637)	1,432

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(5,850)	1,384
Proceeds from long-term borrowings	8,021	24
Net increase (decrease) in short-term borrowed funds	5,371	(1,376)
Dividends paid	(568)	(534)
Net cash provided by (used in) financing activities	6,974	(502)

Net increase (decrease) in cash and cash equivalents	(1,329)	2,129

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,339	9,951
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,010	$12,080

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,776	$2,518

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

    The accompanying interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments (which include only normal, recurring adjustments) necessary to present fairly the Company's financial position as of March 31, 2005, and the results of operations for the interim periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2 - Earnings per Share

    Earnings per share calculations give retroactive effect to stock dividends declared by the Company. The weighted average number of shares used in the earnings per share and dividends per share calculation was 2,840,257 for 2005 and 2,840,558 for 2004. The Company has no dilutive securities.

Note 3 - Income Tax Expense

    Income tax expense is less than the amount calculated using the statutory tax rate, primarily the result of tax-exempt income earned from state and municipal securities and loans and investment in tax credits.

Note 4 - Employee Benefit Plans

Components of Net Periodic Benefit Cost - Defined Benefit Plans

    For a detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 8 of the Company's Consolidated Financial Statements included in the 2004 Annual Report on Form 10-K.

The following sets forth the components of net periodic benefit costs of the defined benefit plans for the three months ended March 31, 2005 and 2004, respectively (dollars presented in thousands):

	Pension Benefits

	2005	2004
Service cost	$68	$84
Interest cost	60	74
Expected return on plan assets	(68)	(83)
Net amortization and deferral	6	6

Net periodic benefit cost	$66	$81

The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $412,000 to its defined benefit pension plan in 2005. As of March 31, 2005, no contributions have been made.

Defined Contribution Plan

The Company also sponsors a defined contribution plan covering substantially all of its employees. The Company contributes three percent of applicable salaries into the plan. Through March 31, 2005, the Company contributed $51,000 into the defined contribution plan.

Note 5 - Recent Accounting Pronouncements

In April, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for Financial Accounting Standards Board's (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). The Statement requires that compensation costs relating to share-based payment transactions are recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123 (Revised 2004) on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In December 2004, FASB issued FAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Non-monetary Transactions”, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

    Forward-looking statements may prove inaccurate. We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of Citizens Financial Services, Inc., First Citizens National Bank, First Citizens Insurance Agency, Inc. or the combined company. When we use such words as "believes," "expects,” "anticipates," or similar expressions, we are making forward-looking statements. For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements. The Company would like to caution readers that the following important factors, among others, may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward looking statement:

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

•	It could take us longer than we anticipate to implement strategic initiatives designed to increase revenues or manage expenses, or we may be unable to implement those initiatives at all.
•	Acquisitions and dispositions of assets could affect us in ways that management has not anticipated.
•	We may become subject to new legal obligations or the resolution of litigation may have a negative effect on our financial condition.
•	We may become subject to new and unanticipated accounting, tax, or regulatory practices, regulations or requirements, including the costs of compliance with such changes.

Introduction

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Citizens Financial Service, Inc., a bank holding company and its subsidiary (the Company). Our Company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary’s (First Citizens National Bank) financial conditions and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding March 31, 2005 financial information. The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results you may expect for the full year.

Our Company currently engages in the general business of banking throughout our service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. Our lending and deposit products and investment services are offered primarily within the vicinity of our service area.

The market area that First Citizens National Bank operates is rural in nature. The customer makeup consists of small businesses and individuals. The state of the economy in the region is mixed with unemployment rates generally running above the state average at this time.
Risk identification and management are essential elements for the successful management of the Company. In the normal course of business, the Company is subject to various types of risk including interest rate, credit and liquidity risk.

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

Readers should carefully review the risk factors described in other documents our Company files, from time to time, with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 2004, filed by our Company and any current reports on Form 8-K filed by our Company.

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

    The Bank offers life and health insurance, as well as annuities through our insurance subsidiary, First Citizens Insurance Agency, Inc.

Financial Condition

Total assets (shown in the Consolidated Balance Sheet) of $506.4 million have increased 1.4% since year-end 2004’s balance of $499.3 million. Net loans increased 2.5% to $364.8 million and investment securities decreased 1.2% to $94.6 million since year-end 2004. Total deposits decreased $5.9 million or 1.4% to $413.2 million since year-end 2004. Borrowed funds have increased $13.4 million to $48.4 million compared with $35.0 million at year-end. Explanations of variances will be described within the following appropriate sections.

Cash and Cash Equivalents

Cash and cash equivalents totaled $8,010,000 at March 31, 2005 compared to $9,339,000 on December 31, 2004. Noninterest-bearing cash decreased $1,252,000 since year-end 2004, while interest-bearing cash decreased $77,000 during that same period. We believe the liquidity needs of the Company, are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Investments

Our investment portfolio decreased by $1,136,000 or 1.2% from December 31, 2004 to March 31, 2005. During the first quarter of 2005 we purchased approximately $4.7 million of municipal bonds. Offsetting this, we continued to receive principal repayments, totaling approximately $4.0 million in the first quarter, from our mortgaged backed securities portfolio. The overall market value of our investment portfolio has decreased approximately $1.6 million due to increases in overall interest rates and the direct affect on our investment portfolio.

Management continues to monitor the earnings performance and the effectiveness of the liquidity of the investment portfolio on a regular basis. Through active balance sheet management and analysis of the securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

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

As shown in the tables below (dollars in thousands), total loans increased approximately $8.9 million or 2.5% during the first quarter of 2005. Municipal loans increased $8.2 million due primarily to the addition of one large municipal loan totaling approximately $10 million. Residential and commercial real estate loans increased $1.8 million and $1.6 million, respectively. Offsetting these were decreases in agricultural and construction real estate loans of $.9 million and $1.4 million, respectively.

We are cautiously optimistic that loan demand will increase for the remainder of the year. With last year’s acquisition of two branches from the Legacy Bank in Bradford County, Pennsylvania, we have increased our customer base and expect to expand upon those new relationships. Secondly, residential mortgage lending continues to be a principal business activity and one our Company expects to continue by providing a full complement of competitively priced conforming, nonconforming and home equity mortgages. Management has worked diligently on a program through Fannie Mae that would allow customers to construct residential homes through a one-closing process. Through this construction-to-permanent lending product, we hope to give our customers another avenue in which to meet their needs. We continue to emphasize branch office personnel training and the focus on flexibility and fast “turn around time” that will continue to aid in growing our loan portfolio. Finally, the Company’s team of strong, experienced business development officers enables us to meet the needs of commercial and agricultural customers within our service area.

	March 31,		December 31,
	2005		2004
	Amount	%	Amount	%
Real estate:
Residential	$191,597	52.0	$189,803	52.8
Commercial	76,796	20.8	75,228	20.9
Agricultural	10,694	2.9	11,564	3.2
Construction	5,888	1.6	7,282	2.0
Loans to individuals
for household, family and other purchases	12,430	3.4	12,657	3.5
Commercial and other loans	27,923	7.6	28,069	7.8
State & political subdivision loans	43,314	11.7	35,090	9.8
Total loans	368,642	100.0	359,693	100.0
Less allowance for loan losses	3,856		3,919
Net loans	$364,786		$355,774

	March 31, 2005/
	December 31, 2004
	Change
	Amount	%
Real estate:
Residential	$1,794	0.9
Commercial	1,568	2.1
Agricultural	(870)	(7.5)
Construction	(1,394)	(19.1)
Loans to individuals
for household, family and other purchases	(227)	(1.8)
Commercial and other loans	(146)	(0.5)
State & political subdivision loans	8,224	23.4
Total loans	$8,949	2.5

Allowance For Loan Losses

As shown in the following table (dollars in thousands), the Allowance for Loan Losses as a percentage of loans decreased from 1.09% at December 31, 2004 to 1.05% at March 31, 2005. The dollar amount of the reserve decreased $63,000 since year-end 2004. The decrease is a result of no provision in the first three months less net charge-offs. Gross charge-offs for the first three months of 2005 were $73,000, while recoveries were $10,000.

	March 31,	December 31,
	2005	2004	2003	2002	2001
Balance, at beginning of period	$ 3,919	$ 3,620	$ 3,621	$ 3,250	$ 2,777
Provision charged to income	-	-	435	435	445
Increase related to acquisition	-	290	-	-	-
Recoveries on loans previously
charged against the allowance	10	324	116	115	175
	3,929	4,234	4,172	3,800	3,397
Loans charged against the allowance	(73)	(315)	(552)	(179)	(147)
Balance, at end of year	$3,856	$3,919	$3,620	$3,621	$3,250

Allowance for loan losses as a percent
of total loans	1.05%	1.09%	1.14%	1.21%	1.20%

Allowance for loan losses as a percent
of non-performing loans	199.79%	176.53%	134.62%	119.94%	149.56%

The adequacy of the allowance for loan losses is subject to a formal analysis by management of the Company. Management deems the allowance to be adequate to absorb inherent losses probable in the portfolio, as of March 31, 2005. The Company has disclosed in its annual report on Form 10-K the process and methodology supporting the loan loss provision.

Bank Owned Life Insurance

The Company has elected to purchase bank owned life insurance to offset future employee benefit costs. As of March 31, 2005 the cash surrender value of this life insurance is $7,523,000, an increase of $74,000 since year end. The use of life insurance policies provides the bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.

Deposits

Traditional deposits continue to be the most significant source of funds for the Company. As shown in the following tables (dollars in thousands), deposits decreased $5,850,000 or 1.4%, since December 31, 2004. As of March 31, 2005, non-interest-bearing deposits decreased by $1,224,000, while NOW accounts decreased by $5,663,000. $4.5 million of this decrease is attributable to a temporary deposit as of December 31, 2004 that was subsequently moved early in 2005. Certificates of deposit declined slightly, while savings and Money Market accounts grew by 5.1% and 1.9%, respectively.

	March 31,		December 31,
	2005		2004
	Amount	%	Amount	%
Non-interest-bearing deposits	$45,642	11.0	$46,866	11.2
NOW accounts	68,783	16.6	74,446	17.7
Savings deposits	41,646	10.2	39,636	9.5
Money market deposit accounts	43,133	10.4	42,349	10.1
Certificates of deposit	214,020	51.8	215,777	51.5
Total	$413,224	100.0	$419,074	100.0

	March 31, 2005/
	December 31, 2004
	Change
	Amount	%
Non-interest-bearing deposits	$(1,224)	(2.6)
NOW accounts	(5,663)	(7.6)
Savings deposits	2,010	5.1
Money market deposit accounts	784	1.9
Certificates of deposit	(1,757)	(0.8)
Total	$(5,850)	(1.4)

Borrowed Funds

    Borrowed funds increased $13,392,000 during the first three months of 2005. The funding of the aforementioned large municipal loan and the purchase of $4.7 million of investment securities were the primary reasons for the overall increase in borrowed funds. The Company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home Loan Bank.

In December 2003, the Company formed a special purpose entity, Citizens Financial Statutory Trust I (“the Entity”), to issue $7,500,000 of floating rate obligated mandatory redeemable securities as part of a pooled offering. The rate is determined quarterly and floats based on the 3 month LIBOR plus 2.80%. At March 31, 2005, the rate was 5.83%. The Entity may redeem them, in whole or in part, at face value after December 17, 2008. The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable, which is included within borrowed funds in the liabilities section of the Company’s balance sheet. Under current accounting rules, the Company’s minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet. The Entity is not consolidated as part of the Company’s consolidated financial statements.

Stockholder’s Equity

We evaluate stockholders’ equity in relation to total assets and the risks associated with those assets. The greater the capital resource, the more likely a corporation is to meet its cash obligations and absorb unforeseen losses. For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total Stockholders’ Equity was $40,390,000, at March 31, 2005 compared to $40,789,000, at December 31, 2004, a decrease of $399,000 or 1.0%. Excluding accumulated other comprehensive income, stockholder’s equity increased $699,000, or 1.7%. In the first three months, the Company had net income of $1,267,000 and declared dividends of $568,000, representing a dividend payout ratio of 44.8%.

All of the Company’s investment securities are classified as available-for-sale making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. Accumulated other comprehensive income decreased $1,098,000 compared to December 31, 2004 as a result of interest rate movements.

The Company has also complied with standards of being well capitalized mandated by the banking regulators. The Company’s primary regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks associated with various assets entities hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Company’s computed risk-based capital ratios are as follows (dollars in thousands):

	March 31,		December 31,
	2005		2004
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$42,764	12.91%	$42,156	12.86%
For capital adequacy purposes	26,506	8.00%	26,215	8.00%
To be well capitalized	33,132	10.00%	32,768	10.00%

Tier I capital (to risk-weighted assets)
Company	$38,908	11.74%	$38,236	11.67%
For capital adequacy purposes	13,253	4.00%	13,107	4.00%
To be well capitalized	19,879	6.00%	19,661	6.00%

Tier I capital (to average assets)
Company	$38,908	7.90%	$38,236	7.84%
For capital adequacy purposes	19,712	4.00%	19,504	4.00%
To be well capitalized	24,640	5.00%	24,379	5.00%

On April 4, 2001, our Company filed a Registration Statement on Form S-3 establishing a Dividend Re-Investment Plan (DRIP), which was effective for the second quarter dividend in 2001. As of March 31, 2005 we have 423 shareholders participating representing 324,582 shares and the total number of shares purchased since the inception of the plan is 27,361.

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2005 (dollars in thousands):

Commitments to extend credit	$58,221
Standby letters of credit	1,581
$59,802

Results of Operations

Overview of the Income Statement

    The Company had net income of $1,267,000 for the first three months of 2005 compared with earnings of $1,493,000 for the first three months of 2004, a decrease of $226,000. Earnings per share for the first three months of 2005 were $0.45, compared to $.53 for the comparable period in 2004. The return on assets and the return on equity, for the three months of 2005, were 1.01% and 12.41%, respectively. Details of the reasons for this change are discussed on the following pages.

Net Interest Income

    Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on interest-bearing liabilities.

    Net interest income, for the first quarter of 2005, after provision for loan losses, was $4,333,000, an increase of $118,000, compared to the same period in 2004. The Bank experienced an increase in average earning assets since March 31, 2004 of 9.5%, which came primarily from our continued efforts to grow our existing offices as well as the Legacy branch acquisition.

    The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created:

			Analysis of Average Balances and Interest Rates (1)

	March 31, 2005			March 31, 2004			March 31, 2003
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	10	-	2.43	2,577	5	0.79	1,383	4	1.17
Total short-term investments	10	-	2.43	2,577	5	0.79	1,383	4	1.17
Investment securities:
Taxable	89,605	854	3.81	95,711	973	4.07	83,719	1,000	4.78
Tax-exempt (3)	11,223	177	6.31	7,637	128	6.70	12,200	207	6.79
Total investment securities	100,828	1,031	4.09	103,348	1,101	4.26	95,919	1,207	5.03
Loans:
Residential mortgage loans	197,447	3,321	6.82	187,097	3,301	7.16	180,351	3,279	7.37
Commercial & farm loans	115,222	1,950	6.86	81,063	1,384	6.92	75,487	1,506	8.09
Loans to state & political subdivisions	37,965	564	6.02	37,015	570	6.25	29,437	470	6.48
Other loans	12,367	270	8.85	12,634	284	9.12	13,299	303	9.24
Loans, net of discount (2)(3)(4)	363,001	6,105	6.82	317,809	5,539	7.07	298,574	5,558	7.55
Total interest-earning assets	463,839	7,136	6.24	423,734	6,645	6.36	395,876	6,769	6.93
Cash and due from banks	8,372			8,135			8,945
Bank premises and equipment	11,769			10,592			11,168
Other assets	18,789			18,617			9,214
Total non-interest earning assets	38,930			37,344			29,327
Total assets	502,769			461,078			425,203
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	68,324	114	0.68	58,341	48	0.33	51,981	61	0.48
Savings accounts	40,327	28	0.28	37,449	26	0.28	34,347	36	0.43
Money market accounts	43,880	157	1.45	44,273	103	0.94	45,959	142	1.25
Certificates of deposit	214,609	1,869	3.53	202,764	1,787	3.57	203,151	1,999	3.99
Total interest-bearing deposits	367,140	2,168	2.39	342,827	1,964	2.32	335,438	2,238	2.71
Other borrowed funds	46,137	378	3.32	32,805	213	2.63	11,772	75	2.58
Total interest-bearing liabilities	413,277	2,546	2.50	375,632	2,177	2.35	347,210	2,313	2.70
Demand deposits	44,128			43,169			37,838
Other liabilities	4,513			4,287			4,039
Total non-interest-bearing liabilities	48,641			47,456			41,877
Stockholders' equity	40,851			37,990			36,116
Total liabilities & stockholders' equity	502,769			461,078			425,203
Net interest income		4,590			4,468			4,456
Net interest spread (5)			3.74%			4.01%			4.23%
Net interest income as a percentage
of average interest-earning assets			4.01%			4.28%			4.56%
Ratio of interest-earning assets
to interest-bearing liabilities			1.12			1.13			1.14

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

The following table represents the adjustment to convert net interest income to net interest on a fully taxable equivalent basis for the periods ending March 31, 2005 and 2004:

	For the Three Months
	Ended March 31,
	2005	2004

Total interest income	$6,879	$6,392
Total interest expense	2,546	2,177

Net interest income	4,333	4,215
Tax equivalent adjustment	257	253

Net interest income (fully taxable equivalent)	$4,590	$4,468

We are currently experiencing a compression of our interest margin over the first three months of 2005 compared to the same time periods in 2004 and 2003 due to the flattening of the yield curve. While short-term interest rates have increased nearly 175 basis points since last June, long-term rates have remained relatively stable. As such, our cost of funds (interest paid on deposits and borrowings) has increased while the rates earned on interest bearing assets have remained relatively flat. As the yield curve becomes steeper, away from a flatter yield curve, we would anticipate our interest margin to improve. We continue to review various pricing and investment strategies to enhance deposit growth while maintaining or improving the current interest margin.

     The following table shows the effect of changes in volume and rate on interest income and expense. Tax-exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory federal income tax rate of 34%:

	2005 vs. 2004 (1)			2004 vs. 2003 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$(8)	$3	$(5)	$3	$(2)	$1
Investment securities:
Taxable	136	(255)	(119)	133	(160)	(27)
Tax-exempt	57	(8)	49	(76)	(3)	(79)
Total investments	193	(263)	(70)	57	(163)	(106)
Loans:
Residential mortgage loans	178	(158)	20	121	(99)	22
Commercial & farm loans	578	(12)	566	106	(228)	(122)
Loans to state & political subdivisions	15	(21)	(6)	117	(17)	100
Other loans	(7)	(7)	(14)	(15)	(4)	(19)
Total loans, net of discount	764	(198)	566	329	(348)	(19)
Total Interest Income	949	(458)	491	389	(513)	(124)
Interest Expense:
Interest-bearing deposits:
NOW accounts	7	59	66	7	(20)	(13)
Savings accounts	2	-	2	3	(13)	(10)
Money Market accounts	(1)	55	54	(5)	(34)	(39)
Certificates of deposit	103	(21)	82	(4)	(208)	(212)
Total interest-bearing deposits	111	93	204	1	(275)	(274)
Other borrowed funds	150	15	165	137	1	138
Total interest expense	261	108	369	138	(274)	(136)
Net interest income	$688	$(566)	$122	$251	$(239)	$12

(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

As can be seen from the preceding tables, tax equivalent net interest income rose from $4,456,000 in 2003 to $4,468,000 in 2004, and increased to $4,590,000, in 2005. In the period ending March 31, 2005, net interest income increased $122,000 on a tax equivalent basis over the same period in 2004. The overall spread decreased from 4.01% to 3.74%, respectively. The increased volume of interest-earning assets generated an increase in interest income of $949,000 while the increased volume of interest-bearing liabilities produced an additional $261,000 of interest expense. The change in volume resulted in an increase of $688,000 in net interest income. The net change in rate resulted in a negative $566,000 of net interest income. Combined, there was a total positive net change of $122,000 in net interest income. The yield on interest-earning assets decreased 12 basis points from 6.36% to 6.24% and the average interest rate on interest-bearing liabilities increased 15 basis points, from 2.35% to 2.50%, because of the previously described flattening of the yield curve.

Provision For Loan Losses

    For the three-month period ending March 31, 2005, we did not provide any provision as a result of our quarterly review of the allowance for loan losses. Management's quarterly review of the allowance for loan losses is based on the following information: migration analysis of delinquent and non-accrual loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative adjustments and peer comparisons.

Non-interest Income

    Non-interest income as detailed below decreased $286,000 or 20.5%, for the first three months of 2005 when compared to the same period in 2004. Most of the decrease is attributable to the lack of investment securities gains. Through the first quarter of 2005, we have not recognized any gains, compared with $287,000 of gains realized in the first quarter of 2004. Service charge income continues to be the primary source of non-interest income. For the first three months, account service charges totaled $673,000 compared to $731,000 last year. Most of this is attributable to the loss of several large customer accounts. Brokerage income is down $16,000 from last year and insurance revenue is up $55,000 from 2004 due to more customers choosing annuity products over mutual funds.

    The following table shows the breakdown of non-interest income for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	Three months ended
	March 31,		Change
	2005	2004	Amount%
Service charges	$673	$731	$(58)	(7.9)
Trust	121	127	(6)	(4.7)
Brokerage	38	54	(16)	(29.6)
Insurance	83	28	55	196.4
Gains on loans sold	10	9	1	11.1
Investment securities gains, net	-	287	(287)	(100.0)
Earnings on bank owned life insurance	74	79	(5)	(6.3)
Other	111	81	30	37.0
Total	$1,110	$1,396	$(286)	(20.5)

    We continue to evaluate means of increasing non-interest income. Our approach is to apply service charges on business transaction accounts by charging fees on transaction activity, reduced by earnings credit based on customers' balances, to more equitably recover costs. We continue to analyze our schedule of fees based on competitive analyses and other opportunities to enhance non-interest income.

Non-interest Expense

    Total non-interest expense, as detailed below, increased $160,000 or 4.4%, for the first three months of 2005, compared to the same period in 2004. The increase in amortization of $35,000 is due to an increase in the core deposit intangible related to the Legacy branch acquisition. Other expenses, including the loss on sale of assets of approximately $27,000, increased $115,000.

    The following tables reflect the breakdown of non-interest expense and professional fees as of March 31, 2005 and 2004(dollars in thousands):

	Three months ended
	March 31,		Change
	2005	2004	Amount	%
Salaries and employee benefits	$1,921	$1,925	$(4)	(0.2)
Occupancy	303	286	17	5.9
Furniture and equipment	175	169	6	3.6
Professional fees	145	154	(9)	(5.8)
Amortization	144	109	35	32.1
Other	1,143	1,028	115	11.2
Total	$3,831	$3,671	$160	4.4

	Three months ended
	March 31,		Change
	2005	2004	Amount	%
Other professional fees	$87	$103	$(16)	(15.5)
Legal fees	17	15	2	13.3
Examinations and audits	41	36	5	13.9
Total	$145	$154	$(9)	(5.8)

Provision For Income Taxes

    The provision for income taxes was $345,000 for the three-month period ended March 31, 2005 compared to $447,000 for the same period in 2004. The decrease was primarily a result of decreased taxable income.

    We have entered into two limited partnership agreements to establish low-income housing projects in our market area. As a result of these agreements for tax purposes, we have recognized $410,900 out of a total $911,000 from one project and $125,100 out of a total $385,000 on the second project, which was completed in November 2001. A total of approximately $1,290,000 of tax credits is anticipated over a ten-year period.

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

Our Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented. Other significant uses of funds include purchasing Regulatory Stock, as well as the purchase of capital expenditures. Surplus funds are then invested in investment securities.

Capital expenditures during the first three months of 2005 were $80,000, $42,000 more than the same period in 2004.

Our Company achieves additional liquidity primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA, and investments that mature in less than one year. The Company also has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $203 million as an additional source of liquidity.

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

	March 31,	December 31,
	2005	2004	2003	2002	2001
Non-performing loans:
Non-accruing loans	$ 505	$ 722	$ 578	$ 1,064	$ 985
Impaired loans	1,038	1,061	1,926	1,916	1,077
Accrual loans - 90 days or
more past due	387	437	185	39	111
Total non-performing loans	1,930	2,220	2,689	3,019	2,173
Foreclosed assets held for sale	737	712	305	221	408
Total non-performing assets	$2,667	$2,932	$2,994	$3,240	$2,581
Non-performing loans as a percent of loans
net of unearned income	0.52%	0.62%	0.85%	1.01%	0.80%
Non-performing assets as a percent of loans
net of unearned income	0.72%	0.82%	0.94%	1.09%	0.95%

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

    We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure. A shock analysis during the first quarter of 2005 indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twenty-four months, well within our ability to manage effectively. The simulation model assumed a 200 basis point movement, however not necessarily in a parallel manner. Various assumptions, including a flattened yield curve, were utilized resulting in a more realistic interest rate scenario in order to assess risks.

General

     The majority of assets and liabilities of a financial institution are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets and on non-interest expenses, which tend to rise during periods of general inflation. The action by the Federal Reserve of increasing short-term interest rates will help ensure that the level of inflation remains at a relatively low level.

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

    No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 2004.

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

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities -
Not applicable

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

Citizens Financial Services held its Annual Meeting of Shareholders on April 19, 2005, for the purpose of electing five directors and to transact such other business as would properly come before the meeting. Results of shareholder voting on these individuals were as follows:

1.	Election of Class 1 Directors whose term will expire in 2008

For   Withhold Authority
Carol J. Tama                        2,404,010       58,867
R. Lowell Coolidge                      2,423,435      39,442
Larry J. Croft                        2,408,784      54,093
Randall E. Black                           2,421,254      41,623

2.	Election of Class 3 Director whose term will expire in 2006

For   Withhold Authority
James A. Wagner                       2,425,693                            37,184

The total shares voted at the annual meeting were 2,462,877.
Item 5 - Other Information

None

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

(10.2) - Directors’ Deferred Compensation Plan (Incorporated by Reference to Exhibit (10.2) to the Annual Report of Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 15, 2005.)

(10.3) - Directors’ Life Insurance Program (Incorporated by Reference to Exhibit (10.3) to the Annual Report of Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 15, 2005.)

(31.1) - 302 Certification of Principal Executive Officer
        (31.2) - 302 Certification of Principal Accounting Officer

        (32.1) - Certification of Principal Executive Officer
        (32.2) - Certification of Principal Accounting Officer

(99.1) - Independent registered public accounting firm’s review of financial statements for the period ended March 31, 2005.

(b) Reports on Form 8-K - Press release issued by Citizens Financial Services, Inc. titled “Citizens Financial Services Inc. Addresses Other-Than-Temporary Impairment Issue” filed January 25, 2005. Earnings release entitled “Citizens Financial Services, Inc. Announces 2004 Earnings” filed January 25, 2005. Press release issued by Citizens Financial Services, Inc. titled “First Citizens National Bank Announces Sale of Property” filed March 23, 2005. Earnings release entitled “Citizens Financial Services Inc. Reports First Quarter Earnings” filed April 21, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

May 5, 2005	May 5, 2005

/s/ Randall E. Black	/s/ Mickey L. Jones

By: Randall E. Black President and Chief Executive Officer (Principal Executive Officer)	By: Mickey L. Jones Chief Financial Officer (Principal Accounting Officer)