Form 10-Q
period 2005-06-30
CITIZENS FINANCIAL SERVICES INC
filed 2005-08-12
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the Registrant's Common Stock, as of August 1, 2005, 2,846,543 shares of Common Stock, par value $1.00.

Citizens Financial Services, Inc.
Form 10-Q

INDEX

PAGE
Part I FINANCIAL INFORMATION
Item I - Financial Statements (unaudited)
Consolidated Balance Sheet as of June 30, 2005 and December 31, 2004	1
Consolidated Statement of Income for the Three Months and Six Months Ended June 30, 2005 and 2004	2
Consolidated Statement of Comprehensive Income for the Three Months and Six Months Ended June 30, 2005 and 2004	3
Consolidated Statement of Cash Flows for the Three Months and Six Months Ended June 30, 2005 and 2004	4
Notes to Consolidated Financial Statements	5-7
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-21
Item 3 - Quantitative and Qualitative Disclosure About Market Risk	22
Item 4 - Controls and Procedures	22

Part II OTHER INFORMATION
Item 1 - Legal Proceedings	23
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3 - Defaults upon Senior Securities	23
Item 4 - Submission of Matters to a Vote of Security Holders	24
Item 5 - Other Information	24
Item 6 - Exhibits and Reports on Form 8-K	25
Signatures	26

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30	December 31
(in thousands)	2005	2004
ASSETS:
Cash and due from banks:
Noninterest-bearing	$8,607	$9,162
Interest-bearing	101	177
Total cash and cash equivalents	8,708	9,339

Available-for-sale securities	91,947	95,747

Loans (net of allowance for loan losses of $3,692 and $3,919)	367,684	355,774

Premises and equipment	12,493	11,833
Accrued interest receivable	1,895	1,736
Goodwill	8,605	8,605
Core deposit intangible	973	1,262
Bank owned life insurance	7,598	7,449
Other assets	7,244	7,602

TOTAL ASSETS	$507,147	$499,347

LIABILITIES:
Deposits:
Noninterest-bearing	$46,764	$46,866
Interest-bearing	375,668	372,208
Total deposits	422,432	419,074
Borrowed funds	39,199	34,975
Accrued interest payable	1,599	1,870
Other liabilities	2,716	2,639
TOTAL LIABILITIES	465,946	458,558
STOCKHOLDERS' EQUITY:
Common Stock
$1.00 par value; authorized 10,000,000 shares;
issued 2,937,519 shares in 2005 and 2004, respectively	2,938	2,938
Additional paid-in capital	10,804	10,804
Retained earnings	30,324	28,894
TOTAL	44,066	42,636
Accumulated other comprehensive (loss) income	(391)	164
Less: Treasury Stock, at cost
118,715 shares for 2005 and 97,262 for 2004, respectively	(2,474)	(2,011)
TOTAL STOCKHOLDERS' EQUITY	41,201	40,789
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$507,147	$499,347

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2005	2004	2005	2004
INTEREST INCOME:
Interest and fees on loans	$6,105	$5,447	$12,024	$10,795
Interest-bearing deposits with banks	-	3	-	8
Investment securities:
Taxable	749	852	1,541	1,744
Nontaxable	124	62	242	147
Dividends	55	67	106	129
TOTAL INTEREST INCOME	7,033	6,431	13,913	12,823
INTEREST EXPENSE:
Deposits	2,256	1,992	4,425	3,956
Borrowed funds	379	217	757	430
TOTAL INTEREST EXPENSE	2,635	2,209	5,182	4,386
NET INTEREST INCOME	4,398	4,222	8,731	8,437
Provision for loan losses	-	-	-	-
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,398	4,222	8,731	8,437
NON-INTEREST INCOME:
Service charges	746	751	1,419	1,482
Trust	86	119	208	246
Brokerage	55	58	93	112
Insurance	61	60	144	88
Gains on loans sold	12	12	22	21
Investment securities gains, net	-	204	-	491
Earnings on bank owned life insurance	75	79	149	158
Other	100	93	202	172
TOTAL NON-INTEREST INCOME	1,135	1,376	2,237	2,770
NON-INTEREST EXPENSES:
Salaries and employee benefits	1,974	1,847	3,895	3,772
Occupancy	282	267	585	553
Furniture and equipment	160	165	335	335
Professional fees	131	158	275	312
Amortization	144	109	289	217
Other	1,171	1,129	2,306	2,155
TOTAL NON-INTEREST EXPENSES	3,862	3,675	7,685	7,344
Income before provision for income taxes	1,671	1,923	3,283	3,863
Provision for income taxes	358	455	703	902
NET INCOME	$1,313	$1,468	$2,580	$2,961

Earnings Per Share	$0.46	$0.52	$0.91	$1.04
Cash Dividend Declared	$0.205	$0.195	$0.405	$0.385

Weighted average number of shares outstanding	2,837,899	2,840,504	2,839,072	2,840,531

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Six Months Ended
	June 30				June 30
(in thousands)		2005		2004		2005		2004
Net income		$1,313		$1,468		$2,580		$2,961
Other comprehensive income:
Unrealized gains (losses) on available for sale securities	821		(2,723)		(841)		(2,376)
Less: Reclassification adjustment for gain included in net income	-		(204)		-		(491)
Other comprehensive income (loss) before tax		821		(2,927)		(841)		(2,867)
Income tax expense (benefit) related to other comprehensive income		279		(995)		(286)		(975)
Other comprehensive income (loss), net of tax		542		(1,932)		(555)		(1,892)
Comprehensive income (loss)		$1,855		$(464)		$2,025		$1,069

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Six Months Ended
	June 30,
(in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,580	$2,961
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	731	675
Amortization and accretion of investment securities	370	501
Deferred income taxes	29	(41)
Investment securities gains, net	-	(491)
Realized gains on loans sold	(22)	(21)
Earnings on banked owned life insurance	(149)	(158)
Originations of loans held for sale	(1,530)	(1,213)
Proceeds from sales of loans held for sale	1,552	1,314
Decrease (increase) in accrued interest receivable	(159)	14
Decrease in accrued interest payable	(271)	(345)
Increase in other liabilities	(59)	(291)
Net cash provided by operating activities	3,072	2,905

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	-	14,045
Proceeds from maturity and principal repayments of securities	8,373	14,434
Purchase of securities	(5,785)	(23,276)
Proceeds from redemption of Regulatory Stock	1,280	962
Purchase of Regulatory Stock	(812)	(951)
Net increase in loans	(12,142)	(6,224)
Purchase of loans	-	(27,340)
Purchases of premises and equipment	(146)	(190)
Proceeds from sale of premises and equipment	200	30
Proceeds from sale of foreclosed assets held for sale	286	138
Property purchased for future expansion	(927)	-
Deposit acquisition premium	-	(2,200)
Net cash used in investing activities	(9,673)	(30,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	3,358	8,557
Proceeds from long-term borrowings	8,043	548
Repayments of long-term borrowings	(3,208)	(559)
Net increase (decrease) in short-term borrowed funds	(610)	2,029
Purchase of Treasury Stock	(463)	(7)
Dividends paid	(1,150)	(1,083)
Deposits of acquired branches	-	20,663
Net cash provided by financing activities	5,970	30,148

Net (decrease) increase in cash and cash equivalents	(631)	2,481

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,339	9,951
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,708	$12,432

Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,436	$4,732

Income taxes paid	$540	$1,050

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

    The accompanying interim financial statements have been prepared by the Company without audit and, in the opinion of management, reflect all adjustments (which include only normal, recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2005, and the results of operations for the interim periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Note 2 - Earnings per Share

    The following table sets forth the computation of earnings per share. Earnings per share calculations give retroactive effect to stock dividends declared by the Company. The Company has no dilutive securities.

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income applicable to common stock	$1,313,000	$1,468,000	$2,580,000	$2,961,000
Weighted average common shares outstanding	2,837,899	2,840,504	2,839,072	2,840,531

Earnings per share	$0.46	$0.52	$0.91	$1.04

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

The following sets forth the components of net periodic benefit costs of the defined benefit plans for the three months and six months ended June 30, 2005 and 2004, respectively (dollars presented in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Service cost	$91	$84	$159	$168
Interest cost	83	74	143	148
Expected return on plan assets	(97)	(83)	(165)	(166)
Net amortization and deferral	20	6	26	12

Net periodic benefit cost	$97	$81	$163	$162

The Company expects to contribute $382,000 to its defined benefit pension plan in 2005. As of June 30, 2005, no contributions have been made.

Defined Contribution Plan

The Company also sponsors a defined contribution plan covering substantially all of its employees. The Company contributes three percent of applicable salaries into the plan. Through June 30, 2005, the Company contributed $96,000 into the defined contribution plan.

Note 5 - Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). FAS No. 123R revised FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

In April, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for FAS No. 123R. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of FAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of FAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s financial condition, results of operations, and cash flows.

In December 2004, FASB issued FAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2005, the FASB issued FAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

    Forward-looking statements may prove inaccurate. We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of Citizens Financial Services, Inc., First Citizens National Bank, First Citizens Insurance Agency, Inc. or the combined company. When we use such words as "believes," "expects,” "anticipates," or similar expressions, we are making forward-looking statements. For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements. The Company would like to caution readers that the following important factors, among others, may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward looking statement:

•	The effects of changing economic conditions in both the market areas served by the Company and nationally.
•	Interest rates could change more rapidly or more significantly than we expect.
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

Introduction

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Citizens Financial Service, Inc., a bank holding company and its subsidiary (the Company). Our Company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary’s (First Citizens National Bank) financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding June 30, 2005 financial information. The results of operations for the six months ended June 30, 2005 and 2004 are not necessarily indicative of the results you may expect for the full year.

Our Company currently engages in the general business of banking throughout our service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. Our lending and deposit products and investment services are offered primarily within the vicinity of our service area.

The market area that First Citizens National Bank operates is rural in nature. The customer makeup consists of small businesses and individuals. The state of the economy in the region is mixed with unemployment rates generally running above the state and national averages at this time.

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

Financial Condition

Total assets (shown in the Consolidated Balance Sheet) of $507.1 million have increased by $7.8 million or 1.6% since the end of last year. Net loans increased 3.3% to $367.7 million and investment securities decreased 4.0% to $91.9 million since year-end 2004. Total deposits increased $3.4 million or .8% to $422.4 million since then as well. Borrowed funds have increased $4.2 million to $39.2 million compared with $35.0 million at year-end. Explanations of variances will be described within the following appropriate sections.

Cash and Cash Equivalents

Cash and cash equivalents totaled $8,708,000 at June 30, 2005 compared to $9,339,000 on December 31, 2004. Noninterest-bearing cash decreased $555,000 since year-end 2004, while interest-bearing cash decreased $76,000 during that same period. We believe the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, the availability of traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The total investment portfolio is held as available for sale. Investments available for sale are accounted for at fair value with unrealized gains and losses, net of deferred taxes, reported as a component of stockholders’ equity. The amortized cost and estimated fair value of investment securities at June 30, 2005 and December 31, 2004 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2005	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$5,796	$-	$(67)	$5,729
Obligations of state and
political subdivisions	12,971	231	(13)	13,189
Corporate obligations	8,504	269	-	8,773
Mortgage-backed securities	62,170	125	(837)	61,458
Equity securities	3,099	-	(301)	2,798
Total available-for-sale	$92,540	$625	$(1,218)	$91,947

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$5,829	$-	$(17)	$5,812
Obligations of state and
political subdivisions	7,203	249	-	7,452
Corporate obligations	8,523	412	-	8,935
Mortgage-backed securities	70,845	204	(600)	70,449
Equity securities	3,099	-	-	3,099
Total available-for-sale	$95,499	$865	$(617)	$95,747

Our investment portfolio decreased by $3,800,000 or 4.0% from December 31, 2004 to June 30, 2005. During the first half of 2005, we purchased approximately $5.8 million of municipal bonds. Given current interest rates, we have been purchasing high coupon, longer-term municipals with short-term call features during the first half of 2005. Offsetting these purchases is approximately $8.4 million of principal repayments from our mortgage backed securities portfolio, which we continue to receive approximately $1.4 million per month.

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

As shown in the tables below (dollars in thousands), total loans increased approximately $11.7 million or 3.2% during the first six months of 2005. Municipal loans increased $4.0 million due primarily to the addition of one large municipal loan totaling approximately $10 million. Of this amount, approximately $4.0 million was participated out with another financial institution in the second quarter. Residential and commercial real estate loans increased $4.7 million and $3.2 million, respectively. Offsetting these were decreases in agricultural and construction real estate loans of $.7 million and $.6 million, respectively.

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

					June 30, 2005/
	June 30,		December 31,		December 31, 2004
	2005		2004		Change
	Amount	%	Amount	%	Amount	%
Real estate:
Residential	$194,455	52.4	$189,803	52.8	$4,652	2.5
Commercial	78,470	21.1	75,228	20.9	3,242	4.3
Agricultural	10,885	2.9	11,564	3.2	(679)	(5.9)
Construction	6,704	1.8	7,282	2.0	(578)	(7.9)
Loans to individuals
for household, family and other purchases	12,703	3.4	12,657	3.5	46	0.4
Commercial and other loans	29,032	7.8	28,069	7.8	963	3.4
State & political subdivision loans	39,127	10.6	35,090	9.8	4,037	11.5
Total loans	371,376	100.0	359,693	100.0	11,683	3.2
Less allowance for loan losses	3,692		3,919		(227)	-5.8%
Net loans	$367,684		$355,774		$11,910	3.3%

Allowance For Loan Losses

As shown in the following table (dollars in thousands), the Allowance for Loan Losses as a percentage of loans decreased from 1.09% at December 31, 2004 to .99% at June 30, 2005. The dollar amount of the reserve has decreased $227,000 since year-end 2004. The decrease is a result of no provision in the first six months of 2005, less net charge-offs. Gross charge-offs for the first six months of 2005 were $243,000, while recoveries were $16,000. Asset quality has improved such that no provision has been recorded for 2005, even with the increase in total loans from December 31, 2004. The adequacy of the allowance for loan losses is subject to a formal analysis by management of the Company. Management deems the allowance to be adequate to absorb inherent losses probable in the portfolio, as of June 30, 2005. The Company has disclosed in its annual report on Form 10-K the process and methodology supporting the loan loss provision.

	June 30,	December 31,
	2005	2004	2003	2002	2001
Balance, at beginning of period	$3,919	$3,620	$3,621	$3,250	$2,777
Provision charged to income	-	-	435	435	445
Increase related to acquisition	-	290	-	-	-
Recoveries on loans previously
charged against the allowance	16	324	116	115	175
	3,935	4,234	4,172	3,800	3,397
Loans charged against the allowance	(243)	(315)	(552)	(179)	(147)
Balance, at end of year	$3,692	$3,919	$3,620	$3,621	$3,250

Allowance for loan losses as a percent
of total loans	0.99%	1.09%	1.14%	1.21%	1.20%

Allowance for loan losses as a percent
of non-performing loans	171.16%	176.53%	134.62%	119.94%	149.56%

Bank Owned Life Insurance

The Company has elected to purchase bank owned life insurance to offset future employee benefit costs. As of June 30, 2005 the cash surrender value of this life insurance is $7,598,000, an increase of $149,000 since year end. The use of life insurance policies provides the bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.

Deposits

Traditional deposits continue to be the most significant source of funds for the Company. As shown in the following tables (dollars in thousands), deposits decreased $3,358,000 or .8%, since December 31, 2004. As of June 30, 2005, NOW accounts decreased by $1,424,000 and certificates of deposit decreased $3,149,000 since the end of the year. Offsetting these decreases was an increase of $7,538,000 in money market deposit accounts. This increase was primarily attributable to a new deposit from a local, non-profit state and political organization for approximately $6.0 million.

					June 30, 2005/
	June 30,		December 31,		December 31, 2004
	2005		2004		Change
	Amount	%	Amount	%	Amount	%
Non-interest-bearing deposits	$46,764	11.1	$46,866	11.2	$(102)	(0.2)
NOW accounts	73,022	17.3	74,446	17.7	(1,424)	(1.9)
Savings deposits	40,131	9.5	39,636	9.5	495	1.2
Money market deposit accounts	49,887	11.8	42,349	10.1	7,538	17.8
Certificates of deposit	212,628	50.3	215,777	51.5	(3,149)	(1.5)
Total	$422,432	100.0	$419,074	100.0	$3,358	0.8

Borrowed Funds

Borrowed funds increased $4,224,000 during the first six months of 2005. Most of this is attributable to funding loan growth in the first six months of the year, offset by a $3,358,000 increase in deposits and cash provided from a $3,800,000 net decrease in available-for-sale securities. The Company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home Loan Bank.

In December 2003, the Company formed a special purpose entity, Citizens Financial Statutory Trust I (“the Entity”), to issue $7,500,000 of floating rate obligated mandatory redeemable securities as part of a pooled offering. The rate is determined quarterly and floats based on the 3 month LIBOR plus 2.80%. At June 30, 2005, the rate was 6.22%. The Entity may redeem them, in whole or in part, at face value after December 17, 2008. The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable, which is included within borrowed funds in the liabilities section of the Company’s balance sheet. Under current accounting rules, the Company’s minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet. The Entity is not consolidated as part of the Company’s consolidated financial statements.

Stockholder’s Equity

We evaluate stockholders’ equity in relation to total assets and the risks associated with those assets. The greater the capital resource, the more likely a corporation is to meet its cash obligations and absorb unforeseen losses. For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total Stockholders’ Equity was $41,201,000, at June 30, 2005 compared to $40,789,000, at December 31, 2004, an increase of $412,000 or 1.0%. Excluding accumulated other comprehensive income, stockholder’s equity increased $967,000, or 2.4%. In the first six months of 2005, the Company had net income of $2,580,000 and declared dividends of $1,150,000, representing a dividend payout ratio of 44.6%.

All of the Company’s investment securities are classified as available-for-sale making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. The decrease in the market value of the Company’s investment securities since December 31, 2004 has resulted in a decrease in accumulated other comprehensive income of $555,000.

On June 17, 2005, the Company privately purchased 21,453 shares of stock from an individual shareholder. This had the effect of increasing treasury stock $463,000 during the quarter.

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

	June 30,		December 31,
	2005		2004
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$42,989	12.73%	$42,156	12.86%
For capital adequacy purposes	27,008	8.00%	26,215	8.00%
To be well capitalized	33,760	10.00%	32,768	10.00%

Tier I capital (to risk-weighted assets)
Company	$39,297	11.64%	$38,236	11.67%
For capital adequacy purposes	13,504	4.00%	13,107	4.00%
To be well capitalized	20,256	6.00%	19,661	6.00%

Tier I capital (to average assets)
Company	$39,297	7.94%	$38,236	7.84%
For capital adequacy purposes	19,803	4.00%	19,504	4.00%
To be well capitalized	24,754	5.00%	24,379	5.00%

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines and letters of credit, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2005 (dollars in thousands):

Commitments to extend credit	$63,085
Standby letters of credit	1,375
$64,460

Results of Operations

Overview of the Income Statement

    The Company had net income of $1,313,000 and $2,580,000 for the second quarter and first six months of 2005, respectively. Earnings per share were $.46 and $.91 for the respective periods. This compares to earnings of $1,468,000 and $2,961,000 for the second quarter and first six months of 2004, which equates to earnings per share of $.52 and $1.04, respectively. Overall, 2005 net income through June has decreased $381,000 in 2005 compared to 2004. The annualized return on assets and return on equity for the first six months of 2005 were 1.02% and 12.52%, respectively. Details of the reasons for this change are discussed on the following pages.

Net Interest Income

    Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on interest-bearing liabilities.

    Net interest income, after provision for loan losses, totaled $4,398,000 in the second quarter, an increase of $176,000 or 4.2%, compared to the same period in 2004 and totaled $8,731,000 for the first six months of 2005, an increase of $294,000 or 3.5% over the prior year. The Bank experienced an increase in average earning assets since June 30, 2004 of 7.8%, due to our continued efforts to grow our existing offices.

The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created:

			Analysis of Average Balances and Interest Rates (1)

	June 30, 2005			June 30, 2004			June 30, 2003
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	30	-	0.01	1,747	8	0.92	3,924	21	1.08
Total short-term investments	30	-	0.01	1,747	8	0.92	3,924	21	1.08
Investment securities:
Taxable	87,232	1,670	3.83	99,226	1,911	3.85	86,170	1,972	4.58
Tax-exempt (3)	11,643	366	6.29	6,590	223	6.77	11,529	390	6.77
Total investment securities	98,875	2,036	4.12	105,816	2,134	4.03	97,699	2,362	4.84
Loans:
Residential mortgage loans	198,403	6,728	6.84	188,482	6,569	7.03	179,430	6,551	7.36
Commercial & farm loans	116,322	3,980	6.90	85,944	2,920	6.85	75,295	2,883	7.72
Loans to state & political subdivisions	38,704	1,150	5.99	36,858	1,129	6.18	33,032	1,044	6.37
Other loans	12,432	544	8.82	12,343	553	9.03	12,926	586	9.14
Loans, net of discount (2)(3)(4)	365,861	12,402	6.84	323,627	11,171	6.96	300,683	11,064	7.42
Total interest-earning assets	464,766	14,438	6.26	431,190	13,313	6.23	402,306	13,447	6.74
Cash and due from banks	8,529			8,478			9,183
Bank premises and equipment	11,907			10,518			11,122
Other assets	18,667			18,252			9,394
Total non-interest earning assets	39,103			37,248			29,699
Total assets	503,869			468,438			432,005
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	69,165	259	0.76	60,265	102	0.34	53,291	118	0.45
Savings accounts	40,652	57	0.28	38,325	54	0.28	35,421	71	0.40
Money market accounts	45,841	366	1.61	44,189	206	0.94	47,249	282	1.20
Certificates of deposit	213,729	3,742	3.53	205,251	3,594	3.53	204,475	3,958	3.90
Total interest-bearing deposits	369,387	4,424	2.42	348,030	3,956	2.29	340,436	4,429	2.62
Other borrowed funds	43,387	758	3.52	33,469	430	2.59	12,252	149	2.45
Total interest-bearing liabilities	412,774	5,182	2.53	381,499	4,386	2.32	352,688	4,578	2.62
Demand deposits	45,511			43,874			39,081
Other liabilities	4,370			4,648			3,707
Total non-interest-bearing liabilities	49,881			48,522			42,788
Stockholders' equity	41,214			38,417			36,529
Total liabilities & stockholders' equity	503,869			468,438			432,005
Net interest income		9,256			8,927			8,869
Net interest spread (5)			3.73%			3.91%			4.12%
Net interest income as a percentage
of average interest-earning assets			4.01%			4.17%			4.45%
Ratio of interest-earning assets
to interest-bearing liabilities			1.12			1.13			1.14

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

The following table represents the adjustment to convert net interest income to net interest on a fully taxable equivalent basis for the six months ending June 30, 2005 and 2004:

	For the Six Months
	Ended June 30,
	2005	2004

Total interest income	$13,913	$12,823
Total interest expense	5,182	4,386

Net interest income	8,731	8,437
Tax equivalent adjustment	525	490

Net interest income (fully taxable equivalent)	$9,256	$8,927

Compared to the first six months of 2004 and 2003, our net interest spread has decreased 18 and 39 basis points, respectively, primarily due to the flattening of the yield curve. While the Federal Reserve has raised the Federal Funds Rate nearly 225 basis points since last June, long-term rates have remained relatively stable. As such, our cost of funds (interest paid on deposits and borrowings) has increased while the rates earned on interest bearing assets have increased only modestly. We continue to review various pricing, investment and funding strategies to improve the current interest margin, given the extended period of a flattened yield curve.

      The following table shows the effect of changes in volume and rate on interest income and expense. Tax-exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory federal income tax rate of 34%:

	2005 vs. 2004 (1)			2004 vs. 2003 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$(18)	$9	$(9)	$(9)	$(4)	$(13)
Investment securities:
Taxable	(229)	(11)	(240)	276	(337)	(61)
Tax-exempt	160	(17)	143	(167)	-	(167)
Total investments	(69)	(28)	(97)	109	(337)	(228)
Loans:
Residential mortgage loans	340	(181)	159	323	(305)	18
Commercial & farm loans	1,039	21	1,060	382	(345)	37
Loans to state & political subdivisions	55	(34)	21	118	(33)	85
Other loans	4	(13)	(9)	(26)	(7)	(33)
Total loans, net of discount	1,438	(207)	1,231	797	(690)	107
Total Interest Income	1,351	(226)	1,125	897	(1,031)	(134)
Interest Expense:
Interest-bearing deposits:
NOW accounts	13	144	157	14	(30)	(16)
Savings accounts	3	-	3	5	(22)	(17)
Money Market accounts	7	153	160	(20)	(56)	(76)
Certificates of deposit	148	-	148	15	(379)	(364)
Total interest-bearing deposits	171	297	468	14	(487)	(473)
Other borrowed funds	(94)	421	327	273	8	281
Total interest expense	77	718	795	287	(479)	(192)
Net interest income	$1,274	$(944)	$330	$610	$(552)	$58

(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

As can be seen from the preceding tables, tax equivalent net interest income increased from $8,869,000 in 2003 to $8,927,000 in 2004, and increased to $9,257,000 in 2005. In the period ending June 30, 2005, net interest income increased $330,000 on a tax equivalent basis over the same period in 2004. The overall spread decreased from 3.91% to 3.73%, respectively. The increased volume of interest-earning assets generated an increase in interest income of $1,351,000 while the increased volume of interest-bearing liabilities produced an additional $77,000 of interest expense. The change in volume resulted in an increase of $1,274,000 in net interest income. The net change in rate resulted in a negative $944,000 of net interest income. Combined, there was a net increase of $330,000 in net interest income. The yield on interest-earning assets increased 3 basis points from 6.23% to 6.26% and the average interest rate on interest-bearing liabilities increased 21 basis points, from 2.32% to 2.53%, because of the previously described flattening of the yield curve.

Provision For Loan Losses

      For the three-month and six-month periods ending June 30, 2005 and 2004, we did not provide any provision as a result of our quarterly review of the allowance for loan losses. Management's quarterly review of the allowance for loan losses is based on the following information: migration analysis of delinquent and non-accrual loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative adjustments and peer comparisons.

Non-interest Income

    Non-interest income, as detailed below, decreased $241,000 or 17.5% for the second quarter of 2005 and $533,000, or 19.2%, when compared to the same periods in 2004.

    Most of the decrease is attributable to the lack of investment securities gains. Through the first six months of 2005, we have not recognized any gains, compared with $491,000 of gains realized through the first six months of 2004. For the second quarter of 2004, $204,000 of investment gains were realized compared to none in the second quarter of 2005. Service charge income continues to be the primary source of non-interest income. For the first six months, account service charges totaled $1,419,000 compared to $1,482,000 last year. Most of this $63,000 decrease is attributable to the loss of several large customer accounts which had significant account fees. While trust and brokerage income is down $38,000 and $19,000, respectively, for the first six months from last year, insurance revenue is up $56,000 due to more customers choosing annuity products over mutual funds.

The following tables show the breakdown of non-interest income for the three months and six months ended June 30, 2005 and 2004 (dollars in thousands):

	Three months ended
	June 30,		Change
	2005	2004	Amount	%
Service charges	$746	$751	$(5)	(0.7)
Trust	86	119	(33)	(27.7)
Brokerage	55	58	(3)	(5.2)
Insurance	61	60	1	1.7
Gains on loans sold	12	12	-	-
Investment securities gains, net	-	204	(204)	(100.0)
Earnings on bank owned life insurance	75	79	(4)	(5.1)
Other	100	93	7	7.5
Total	$1,135	$1,376	$(241)	(17.5)

	Six months ended
	June 30,		Change
	2005	2004	Amount	%
Service charges	$1,419	$1,482	$(63)	(4.3)
Trust	208	246	(38)	(15.4)
Brokerage	93	112	(19)	(17.0)
Insurance	144	88	56	63.6
Gains on loans sold	22	21	1	4.8
Investment securities gains, net	-	491	(491)	(100.0)
Earnings on bank owned life insurance	149	158	(9)	(5.7)
Other	202	172	30	17.4
Total	$2,237	$2,770	$(533)	(19.2)

    We continue to evaluate means of increasing non-interest income. Our approach is to apply service charges on business transaction accounts by charging fees on transaction activity, reduced by earnings credit based on customers' balances, to more equitably recover costs. We continue to analyze our schedule of fees based on competitive analyses and other opportunities to enhance non-interest income. Management is also focused on growing our trust and brokerage area through our approach to examine and develop a complete customer relationship.

Non-interest Expense

Total non-interest expense, as detailed below, increased $187,000 or 5.1%, for the second quarter of 2005 and $341,000 or 4.6% in the first six months of 2005 when compared to the same periods in 2004:

•
Salaries and benefits increased $123,000 or 3.3% for the six months ended June 30, 2005 compared to last year. This is attributable primarily due to 2005 overall salary increases and a slight increase in full time equivalents.

•
Occupancy expenses have increased $32,000 in 2005 due to additional expenses related to the Elmira Street building in Sayre purchased in July, 2004. Additionally, real estate taxes and general maintenance expenses have increased costs.

•
Amortization of intangibles has increased $72,000 for the six months of 2005 due to an increase in the core deposit intangible related to the Legacy branch acquisition in June of 2004. Similarly, the increase in the second quarter of 2005 compared to last year’s second quarter is also due to the branch acquisition.

•	Professional fees have decreased for both the three months and six months ended June 30, 2005 compared to the comparable periods last year due to the overall reduced level of consulting fees.
•	Other expenses, which includes the loss on sale of assets of approximately $34,000, increased $151,000 in 2005 compared to the first six months of 2004.

The following tables reflect the breakdown of non-interest expense and professional fees for the three months ended and the six months ended June 30, 2005(dollars in thousands):

	Three months ended
	June 30,		Change
	2005	2004	Amount	%
Salaries and employee benefits	$1,974	$1,847	$127	6.9
Occupancy	282	267	15	5.6
Furniture and equipment	160	165	(5)	(3.0)
Professional fees	131	158	(27)	(17.1)
Amortization of intangibles	144	109	35	32.1
Other	1,171	1,129	42	3.7
Total	$3,862	$3,675	$187	5.1

	Three months ended
	June 30,		Change
	2005	2004	Amount	%
Other professional fees	$63	$86	$(23)	(26.7)
Legal fees	32	34	(2)	(5.9)
Examinations and audits	36	38	(2)	(5.3)
Total	$131	$158	$(27)	(17.1)

	Six months ended
	June 30,		Change
	2005	2004	Amount	%
Salaries and employee benefits	$3,895	$3,772	$123	3.3
Occupancy	585	553	32	5.8
Furniture and equipment	335	335	-	-
Professional fees	275	312	(37)	(11.9)
Amortization of intangibles	289	217	72	33.2
Other	2,306	2,155	151	7.0
Total	$7,685	$7,344	$341	4.6

	Six months ended
	June 30,		Change
	2005	2004	Amount	%
Other professional fees	$150	$189	$(39)	(20.6)
Legal fees	48	50	(2)	(4.0)
Examinations and audits	77	73	4	5.5
Total	$275	$312	$(37)	(11.9)

Provision For Income Taxes

The provision for income taxes was $358,000 and $703,000 for the three-month and six-month periods ended June 30, 2005, respectively, compared to $455,000 and $902,000 the same periods in 2004. The decrease was primarily a result of decreased taxable income. On a year to date basis, the effective tax rate is 21.4% for 2005 compared with 23.3% last year.

We had previously entered into two limited partnership agreements to establish low-income housing projects in our market area. We expect to recognize a total of approximately $1,296,000 of tax credits over a ten year period. For tax purposes, we have recognized $433,700 out of a total $911,000 from one project and $134,700 out of a total $385,000 on the second project. Additionally, we entered into a third limited partnership agreement for low-income housing in the second quarter of 2005, which we expect to recognize $492,900 in tax credits over a ten year period beginning in 2006.

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

Capital expenditures during the first six months of 2005 were $1,073,000, $883,000 more than the same period in 2004. $927,000 of this amount is attributed to purchasing property for possible future expansion.

Our Company achieves additional liquidity primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA, and investments that mature in less than one year. The Company also has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $204 million as an additional source of liquidity.

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

	June 30,	December 31,
	2005	2004	2003	2002	2001
Non-performing loans:
Non-accruing loans	$627	$722	$578	$1,064	$985
Impaired loans	1,374	1,061	1,926	1,916	1,077
Accrual loans - 90 days or
more past due	156	437	185	39	111
Total non-performing loans	2,157	2,220	2,689	3,019	2,173
Foreclosed assets held for sale	649	712	305	221	408
Total non-performing assets	$2,806	$2,932	$2,994	$3,240	$2,581
Non-performing loans as a percent of loans
net of unearned income	0.58%	0.62%	0.85%	1.01%	0.80%
Non-performing assets as a percent of loans
net of unearned income	0.76%	0.82%	0.94%	1.09%	0.95%

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

    Currently, our Company has equity securities that represent only 3.4% of our investment portfolio and, therefore, equity risk is not significant.

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

    As such, our Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management process that will effectively identify, measure, and monitor our Company's risk exposure. We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure. A shock analysis during the second quarter of 2005 indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twenty-four months, well within our policy limits and ability to manage effectively. The simulation model assumed a 200 basis point movement, however not necessarily in a parallel manner. Various assumptions, including a flattened yield curve, were utilized resulting in a more realistic interest rate scenario in order to assess risks.

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

PART II - OTHER INFORMATION AND SIGNATURES

Item 1 - Legal Proceedings

Management is not aware of any legal proceeding, which exceeds 10% of the current assets of the Company and its subsidiaries on a consolidated basis.  In addition, management may from time to time be engaged in routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition and results of operations. Furthermore, management is not aware of any pending or contemplated proceedings by governmental authorities.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

4/1/05 to 4/30/05	-	-
5/1/05 to 5/31/05	-	-
6/1/05 to 6/30/05	21,453	$21.55	21,453	16,285

    On June 17, 2005, the Company privately purchased 21,453 shares of stock from an individual. Through June 30, 2005, 118,715 shares out of a total of 135,000 shares approved have been purchased.

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

(3)(ii)- By-laws of the Corporation, (Incorporated by Reference to Exhibit (3)(ii) to the Quarterly Report of Form 10-Q for the period ended March 31, 2005, as filed with the Commission on May 5,2005.)

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

(31.1) - 302 Certification of Principal Executive Officer
(31.2) - 302 Certification of Principal Accounting Officer

(32.1) - Certification of Principal Executive Officer
(32.2) - Certification of Principal Accounting Officer

(99.1) - Independent registered public accounting firm’s review of financial statements for the period ended June 30, 2005.

(b) Reports on Form 8-K - Press release issued by Citizens Financial Services, Inc. titled “Citizens Financial Services Inc. Holds Annual Meeting” filed April 21, 2005. Earnings release entitled “Citizens Financial Services, Inc. Reports First Quarter Earnings” filed April 21, 2005. Press release entitled “Citizens Financial Services, Inc. Announces Loss of Board Member” filed May 17, 2005. Press release issued by Citizens Financial Services, Inc. entitled “Local Bank Expands Northern Tier Real Estate Holdings” filed May 18, 2005. Earnings release entitled “Citizens Financial Services Inc. Reports Second Quarter Earnings” filed July 26, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                    Citizens Financial Services, Inc.
                                                    (Registrant)

August 9, 2005                                             /s/ Randall E. Black
                                                    By: Randall E. Black
                                                    President and Chief Executive Officer
                                                    (Principal Executive Officer)

August 9, 2005                                          /s/ Mickey L. Jones
                                                    By: Mickey L. Jones
                                                    Chief Financial Officer
                                                    (Principal Accounting Officer)