Form 10-Q
period 2005-09-30
CITIZENS FINANCIAL SERVICES INC
filed 2005-11-09
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by checkmark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act). Yes____ No __X__

The number of shares outstanding of the Registrant's Common Stock, as of November 1, 2005, 2,846,542 shares of Common Stock, par value $1.00.

Citizens Financial Services, Inc.
Form 10-Q

INDEX

PAGE
Part I FINANCIAL INFORMATION
Item I - Financial Statements (unaudited)
Consolidated Balance Sheet as of September 30, 2005 and December 31, 2004	1
Consolidated Statement of Income for the Three Months and Nine Months Ended September 30, 2005 and 2004	2
Consolidated Statement of Comprehensive Income for the Three Months and Nine Months Ended September 30, 2005 and 2004	3
Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	4
Notes to Consolidated Financial Statements	5-7
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-21

Item 3 - Quantitative and Qualitative Disclosure About Market Risk	22

Item 4 - Controls and Procedures	22

Part II OTHER INFORMATION
Item 1 - Legal Proceedings	23
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3 - Defaults upon Senior Securities	23
Item 4 - Submission of Matters to a Vote of Security Holders	23
Item 5 - Other Information	23
Item 6 - Exhibits and Reports on Form 8-K	24
Signatures	25

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30	December 31
(in thousands)	2005	2004
ASSETS:
Cash and due from banks:
Noninterest-bearing	$7,868	$9,162
Interest-bearing	540	177
Total cash and cash equivalents	8,408	9,339

Available-for-sale securities	90,512	95,747

Loans (net of allowance for loan losses of $3,666 and $3,919)	371,852	355,774

Premises and equipment	12,316	11,833
Accrued interest receivable	2,037	1,736
Goodwill	8,605	8,605
Core deposit intangible	828	1,262
Bank owned life insurance	7,669	7,449
Other assets	7,356	7,602

TOTAL ASSETS	$509,583	$499,347

LIABILITIES:
Deposits:
Noninterest-bearing	$52,246	$46,866
Interest-bearing	378,436	372,208
Total deposits	430,682	419,074
Borrowed funds	32,814	34,975
Accrued interest payable	1,627	1,870
Commitment to purchase investment securities	300	-
Other liabilities	2,718	2,639
TOTAL LIABILITIES	468,141	458,558
STOCKHOLDERS' EQUITY:
Common Stock
$1.00 par value; authorized 10,000,000 shares;
issued 2,965,257 shares in 2005 and 2,937,519 in 2004, respectively	2,965	2,938
Additional paid-in capital	11,359	10,804
Retained earnings	30,472	28,894
TOTAL	44,796	42,636
Accumulated other comprehensive (loss) income	(880)	164
Less: Treasury Stock, at cost
118,715 shares for 2005 and 97,262 for 2004, respectively	(2,474)	(2,011)
TOTAL STOCKHOLDERS' EQUITY	41,442	40,789
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$509,583	$499,347

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2005	2004	2005	2004
INTEREST INCOME:
Interest and fees on loans	$6,362	$5,851	$18,386	$16,647
Interest-bearing deposits with banks	3	1	2	9
Investment securities:
Taxable	698	846	2,240	2,590
Nontaxable	153	76	394	223
Dividends	50	81	156	210
TOTAL INTEREST INCOME	7,266	6,855	21,178	19,679
INTEREST EXPENSE:
Deposits	2,416	2,126	6,840	6,081
Borrowed funds	383	253	1,140	684
TOTAL INTEREST EXPENSE	2,799	2,379	7,980	6,765
NET INTEREST INCOME	4,467	4,476	13,198	12,914
Provision for loan losses	30	-	30	-
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,437	4,476	13,168	12,914
NON-INTEREST INCOME:
Service charges	784	783	2,203	2,265
Trust	161	86	368	332
Brokerage	45	40	138	152
Insurance	61	61	205	150
Gains on loans sold	24	17	45	37
Investment securities gains, net	-	-	-	491
Earnings on bank owned life insurance	71	75	220	233
Other	85	91	289	262
TOTAL NON-INTEREST INCOME	1,231	1,153	3,468	3,922
NON-INTEREST EXPENSES:
Salaries and employee benefits	1,993	1,905	5,888	5,677
Occupancy	262	259	846	812
Furniture and equipment	156	181	491	517
Professional fees	132	131	408	443
Amortization of intangibles	145	145	434	362
Other	1,133	1,159	3,439	3,314
TOTAL NON-INTEREST EXPENSES	3,821	3,780	11,506	11,125
Income before provision for income taxes	1,847	1,849	5,130	5,711
Provision for income taxes	529	426	1,232	1,328
NET INCOME	$1,318	$1,423	$3,898	$4,383

Earnings Per Share	$0.46	$0.50	$1.36	$1.53
Cash Dividends Per Share	$0.205	$0.195	$0.610	$0.580

Weighted average number of shares outstanding	2,846,542	2,867,995	2,859,980	2,868,177

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Nine Months Ended
	September 30				September 30
(in thousands)	2005		2004		2005		2004
Net income		$1,318		$1,423		$3,898		$4,383
Other comprehensive income:
Unrealized gains (losses) on available for sale securities	(739)		1,605		(1,580)		(771)
Less: Reclassification adjustment for gain included in net income	-		-		-		(491)
Other comprehensive income (loss) before tax		(739)		1,605		(1,580)		(1,262)
Income tax expense (benefit) related to other comprehensive income		(251)		546		(537)		(429)
Other comprehensive (loss) income, net of tax		(488)		1,059		(1,043)		(833)
Comprehensive income		$830		$2,482		$2,855		$3,550

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Nine Months Ended
	September 30,
(in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,898	$4,383
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	30	-
Depreciation and amortization	1,091	1,060
Amortization and accretion of investment securities	552	705
Deferred income taxes	224	1
Investment securities gains, net	-	(491)
Realized gains on loans sold	(45)	(37)
Earnings on banked owned life insurance	(220)	(233)
Originations of loans held for sale	(3,566)	(2,080)
Proceeds from sales of loans held for sale	3,611	2,118
Increase in accrued interest receivable	(301)	(172)
Decrease in accrued interest payable	(243)	(203)
Other, net	126	(353)
Net cash provided by operating activities	5,157	4,698
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	-	14,045
Proceeds from maturity and principal repayments of securities	13,149	20,193
Purchase of securities	(10,046)	(30,122)
Proceeds from redemption of Regulatory Stock	1,888	962
Purchase of Regulatory Stock	(1,347)	(1,197)
Net increase in loans	(16,454)	(8,985)
Purchase of loans	-	(27,340)
Purchases of premises and equipment	(169)	(2,126)
Proceeds from sale of premises and equipment	200	30
Proceeds from sale of foreclosed assets held for sale	372	229
Property purchased for future expansion	(927)	-
Deposit acquisition premium	-	(2,200)
Net cash used in investing activities	(13,334)	(36,511)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	11,608	2,658
Proceeds from long-term borrowings	8,063	1,334
Repayments of long-term borrowings	(3,208)	(1,261)
Net increase (decrease) in short-term borrowed funds	(7,016)	8,385
Purchase of Treasury Stock	(463)	(7)
Dividends paid	(1,738)	(1,642)
Deposits of acquired branches	-	20,663
Net cash provided by financing activities	7,246	30,130

Net decrease in cash and cash equivalents	(931)	(1,683)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,339	9,951
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,408	$8,268

Supplemental Disclosures of Cash Flow Information:
Interest paid	$8,198	$6,734
Income taxes paid	$860	$1,450

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

 In the opinion of Management of the registrant, the accompanying interim financial statements for the quarters ended September 30, 2005 and 2004 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the nine-month period ended September 30, 2005 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s Annual Report to shareholders and Form 10-K for the period ended December 31, 2004.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share. Earnings per share calculations give retroactive effect to stock dividends declared by the Company. The Company has no dilutive securities.
	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income applicable to common stock	$1,318,000	$1,423,000	$3,898,000	$4,383,000
Weighted average common shares outstanding	2,846,542	2,867,995	2,859,980	2,868,177

Earnings per share	$0.46	$0.50	$1.36	$1.53

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily the result of tax-exempt income earned from state and municipal securities and loans and investment in tax credits.

Note 4 - Employee Benefit Plans

Components of Net Periodic Benefit Cost - Defined Benefit Plans

For a detailed disclosure on the Company’s pension and employee benefit plans, please refer to Note 8 of the Company’s Consolidated Financial Statements included in the 2004 Annual Report on Form 10-K.

The following sets forth the components of net periodic benefit costs of the defined benefit plans for the three months and nine months ended September 30, 2005 and 2004, respectively (dollars presented in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$101	$84	$260	$252
Interest cost	91	74	235	221
Expected return on plan assets	(105)	(83)	(271)	(249)
Net amortization and deferral	16	6	42	18

Net periodic benefit cost	$103	$81	$266	$242

The Company has contributed $382,000 to its defined benefit pension plan as of September 30, 2005. No further contributions in 2005 are expected.

Defined Contribution Plan

The Company also sponsors a defined contribution plan covering substantially all of its employees. The Company contributes three percent of applicable salaries into the plan. Through September 30, 2005, the Company contributed $145,000 into the defined contribution plan.

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

In June 2005, the FASB issued FAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods. The provisions of FAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Note 6 - Pending Acquisition

The Company has entered into a Purchase and Assumption Agreement, dated August 22, 2005 (and subsequently amended September 13, 2005) with Fulton Savings Bank, a New York state-chartered mutual savings bank headquartered in Fulton, New York, to acquire the Hannibal Branch of Fulton Savings Bank.

Subject to regulatory approval, the Company intends to purchase certain assets and assume certain liabilities of the Hannibal branch. Immediately following the branch transaction, and again subject to regulatory approval, the Company intends to close and relocate the Hannibal branch to Wellsville, New York. The Company anticipates that the proposed transaction will be consummated during the fourth quarter of 2005. It is expected that the total acquisition costs of approximately $200,000 will be recognized in the fourth quarter.

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

Introduction

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Citizens Financial Service, Inc., a bank holding company and its subsidiary (the Company). Our Company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary’s (First Citizens National Bank) financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding September 30, 2005 financial information. The results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results you may expect for the full year.

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

Financial Condition

Total assets (shown in the Consolidated Balance Sheet) have increased 2.0% since year-end 2004 to $509.6 million. Total loans increased 4.4% to $375.5 million and investment securities decreased 5.5% to $90.5 million since year-end 2004. Total deposits increased 2.8% to $430.7 million since year-end 2004. Explanations of variances will be described within the following appropriate sections.

Cash and Cash Equivalents

Cash and cash equivalents totaled $8,408,000 at September 30, 2005 compared to $9,339,000 on December 31, 2004. Noninterest-bearing cash decreased $1,294,000 since year-end 2004, while interest-bearing cash increased $363,000 during that same period. We believe the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, the availability of traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The total investment portfolio is held as available for sale. Investments available for sale are accounted for at fair value with unrealized gains and losses, net of deferred taxes, reported as a component of stockholders’ equity. The amortized cost and estimated fair value of investment securities at September 30, 2005 and December 31, 2004 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2005	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$5,779	$-	$(134)	$5,645
Obligations of state and
political subdivisions	17,220	149	(116)	17,253
Corporate obligations	8,495	186	-	8,681
Mortgage-backed securities	57,251	98	(1,184)	56,165
Equity securities	3,099	-	(331)	2,768
Total available-for-sale	$91,844	$433	$(1,765)	$90,512

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$5,829	$-	$(17)	$5,812
Obligations of state and
political subdivisions	7,203	249	-	7,452
Corporate obligations	8,523	412	-	8,935
Mortgage-backed securities	70,845	204	(600)	70,449
Equity securities	3,099	-	-	3,099
Total available-for-sale	$95,499	$865	$(617)	$95,747

Our investment portfolio decreased by $5,235,000 or 5.5% from December 31, 2004 to September 30, 2005. So far in 2005, we have purchased approximately $9.6 million of municipal bonds. Given current interest rates, we have focused on purchasing higher coupon, longer-term municipals in an effort to extend the portfolio. Offsetting these purchases is approximately $13.1 million of principal repayments from our mortgage backed securities portfolio, which we continue to receive approximately $1.5 million per month. These principal repayments have been used to fund investment purchases and loan growth.

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

As shown in the tables below (dollars in thousands), total loans increased approximately $15.8 million or 4.4% during the first nine months of 2005. Municipal loans increased $3.4 million due to the addition of one large municipal loan in the second quarter. Residential and commercial real estate loans increased $5.9 million and $4.8 million, respectively.

We continue to be optimistic that loan demand will increase for the remainder of the year. We emphasize branch office personnel training, customer flexibility and responsive “turn around times” that will continue to aid in growing our loan portfolio through exceptional customer service. The Company’s team of strong, experienced business development officers enables us to meet the needs of commercial and agricultural customers within our service area.

Additionally, our proposed acquisition of a branch of Fulton Savings Bank in Hannibal, New York (see Note 6 of the Consolidated Financial Statements) and subsequent relocation to Wellsville, New York, subject to regulatory approval, should open further growth opportunities in the southern tier of New York State. Wellsville is a natural extension of our existing business in Potter County, Pennsylvania, and will compliment our efforts for loan growth in Allegany County, New York.

					September 30, 2005/
	September 30,		December 31,		December 31, 2004
	2005		2004		Change
	Amount	%	Amount	%	Amount	%
Real estate:
Residential	$195,695	52.2	$189,803	52.8	$5,892	3.1
Commercial	79,998	21.3	75,228	20.9	4,770	6.3
Agricultural	11,977	3.2	11,564	3.2	413	3.6
Construction	8,418	2.2	7,282	2.0	1,136	15.6
Loans to individuals
for household, family and other purchases	12,901	3.4	12,657	3.5	244	1.9
Commercial and other loans	28,054	7.5	28,069	7.8	(15)	-0.1
State & political subdivision loans	38,475	10.2	35,090	9.8	3,385	9.6
Total loans	375,518	100.0	359,693	100.0	15,825	4.4
Less allowance for loan losses	3,666		3,919		(253)	-6.5
Net loans	$371,852		$355,774		$16,078	4.5

Allowance for Loan Losses

As shown in the following table (dollars in thousands), the Allowance for Loan Losses as a percentage of loans was .98% and 1.09%, at September 30, 2005 and December 31, 2004, respectively. The dollar amount of the reserve decreased $253,000, since year-end 2004. The decrease is due to a $30,000 charge to the provision, less net charge-offs of $283,000. Asset quality continues to remain strong, such that no provision was recorded for the first two quarters of the year and only $30,000 recorded for the recently ended third quarter due primarily to loan growth. The adequacy of the allowance for loan losses is subject to a formal analysis by management of the Company. Management deems the allowance to be adequate to absorb inherent losses in the portfolio as of September 30, 2005. The Company has disclosed in its annual report on Form 10-K the process and methodology supporting the loan loss provision.

	September 30,	December 31,
	2005	2004	2003	2002	2001
Balance, at beginning of period	$3,919	$3,620	$3,621	$3,250	$2,777
Provision charged to income	30	-	435	435	445
Increase related to acquisition	-	290	-	-	-
Recoveries on loans previously
charged against the allowance	39	324	116	115	175
	3,988	4,234	4,172	3,800	3,397
Loans charged against the allowance	(322)	(315)	(552)	(179)	(147)
Balance, at end of year	$3,666	$3,919	$3,620	$3,621	$3,250

Allowance for loan losses as a percent
of total loans	0.98%	1.09%	1.14%	1.21%	1.20%

Allowance for loan losses as a percent
of non-performing loans	168.32%	176.53%	134.62%	119.94%	149.56%

Bank Owned Life Insurance

The Company has elected to purchase bank owned life insurance to offset future employee benefit costs. As of September 30, 2005 the cash surrender value of this life insurance is $7,669,000, an increase of $220,000 since year end. The use of life insurance policies provides the bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the insured’s) provide partial recovery of cash outflows associated with the benefits.

Deposits

Traditional deposits continue to be the most significant source of funds for the Company. As shown in the following tables (dollars in thousands), deposits increased $11,608,000 or 2.8%, since December 31, 2004. As of September 30, 2005, non-interest-bearing deposits increased $5,380,000. The Company continues to emphasize service and convenience as a low cost deposit gathering strategy. Money market deposits increased by $11,215,000, primarily due to a new deposit from a local, non-profit state and political organization. NOW and savings accounts decreased by $904,000 and $361,000, respectively. Certificates of Deposit decreased by $3,722,000 since December 31, 2004.

We anticipate that we will be able to grow our deposit base with our proposed Wellsville, New York location, subject to regulatory approval (see Note 6 to the Consolidated Financial Statements), as we expand our operations directly into Allegany County, New York.

					September 30, 2005/
	September 30,		December 31,		December 31, 2004
	2005		2004		Change
	Amount	%	Amount	%	Amount	%
Non-interest-bearing deposits	$52,246	12.1	$46,866	11.2	$5,380	11.5
NOW accounts	73,542	17.1	74,446	17.7	(904)	(1.2)
Savings deposits	39,275	9.1	39,636	9.5	(361)	(0.9)
Money market deposit accounts	53,564	12.5	42,349	10.1	11,215	26.5
Certificates of deposit	212,055	49.2	215,777	51.5	(3,722)	(1.7)
Total	$430,682	100.0	$419,074	100.0	$11,608	2.8

Borrowed Funds

Borrowed funds decreased $2,161,000 during the first nine months of 2005. The majority of this decrease is due to using principal repayments from our mortgage backed securities portfolio to reduce overnight borrowings through the Federal Home Loan Bank (FHLB). The Company's daily cash requirements or short-term investments are met by using the financial instruments available through the FHLB.

In December 2003, the Company formed a special purpose entity, Citizens Financial Statutory Trust I (“the Entity”), to issue $7,500,000 of floating rate obligated mandatory redeemable securities as part of a pooled offering. The rate is determined quarterly and floats based on the 3 month LIBOR plus 2.80%. At September 30, 2005, the rate was 6.69%. The Entity may redeem them, in whole or in part, at face value after December 17, 2008. The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable, which is included within borrowed funds in the liabilities section of the Company’s balance sheet. Under current accounting rules, the Company’s minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet. The Entity is not consolidated as part of the Company’s consolidated financial statements.

Stockholder’s Equity

We evaluate stockholders’ equity in relation to total assets and the risk associated with those assets. The greater the capital resources, the more likely a corporation is able to meet its cash obligations and absorb unforeseen losses. For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total Stockholders’ Equity was $41,442,000, at September 30, 2005 compared to $40,789,000, at December 31, 2004, an increase of $653,000 or 1.6%. Excluding accumulated other comprehensive income, stockholder’s equity increased $1,697,000, or 4.2%. In the first nine months, the Company had net income of $3,898,000 and declared dividends of $1,738,000 a dividend payout ratio of 44.6% of net income.

All of the Company’s investment securities are classified as available-for-sale making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. Accumulated other comprehensive income decreased $1,044,000 compared to December 31, 2004 primarily as a result of interest rate movements and current year portfolio activity.

On June 17, 2005, the Company privately purchased 21,453 shares of stock from an individual shareholder. This had the effect of increasing treasury stock $463,000 during the year.

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

	September 30,		December 31,
	2005		2004
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$43,820	12.84%	$42,156	12.86%
For capital adequacy purposes	27,302	8.00%	26,215	8.00%
To be well capitalized	34,128	10.00%	32,768	10.00%

Tier I capital (to risk-weighted assets)
Company	$40,153	11.77%	$38,236	11.67%
For capital adequacy purposes	13,651	4.00%	13,107	4.00%
To be well capitalized	20,477	6.00%	19,661	6.00%

Tier I capital (to average assets)
Company	$40,153	8.03%	$38,236	7.84%
For capital adequacy purposes	20,001	4.00%	19,504	4.00%
To be well capitalized	25,001	5.00%	24,379	5.00%

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2005:

Commitments to extend credit	$63,868
Standby letters of credit	1,485
$65,353

Results of Operations

Overview of the income Statement

The Company had net income of $1,318,000 and $3,898,000 for the third quarter and first nine months of 2005, respectively. Earnings per share, for the respective periods were $0.46 and $1.36. Net income was $1,423,000 and $4,383,000 for the third quarter and first nine months of 2004, which equates to earnings per share of $0.50 and $1.53, respectively. The annualized return on average assets and the return on average equity, for the first nine months of 2005, were 1.03% and 12.53%, respectively. Details outlining the results of operations are discussed on the following pages.

Net Interest Income

Net interest income, the most significant component of earnings, is the amount by which interest generated from earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income, after provision for loan losses, totaled $4,437,000 in the third quarter, a decrease of $39,000 or .9%, compared to the third quarter of 2004 and totaled $13,168,000 for the first nine months of 2005, an increase of $254,000 or 2.0% over the prior year. The Bank experienced an increase in earning assets in the past twelve months of 6.0%, due to our continued efforts to grow our existing offices.

  The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created:

			Analysis of Average Balances and Interest Rates (1)

	September 30, 2005			September 30, 2004			September 30, 2003
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	$133	$2	2.01	$1,227	$9	0.98	$3,615	$27	1.00
Total short-term investments	133	2	2.01	1,227	9	0.98	3,615	27	1.00
Investment securities:
Taxable	84,808	2,432	3.82	98,668	2,864	3.87	82,572	2,774	4.48
Tax-exempt (3)	12,795	597	6.22	6,772	338	6.65	10,851	550	6.76
Total investment securities	97,603	3,029	4.14	105,440	3,202	4.05	93,423	3,324	4.74
Loans:
Residential mortgage loans	200,203	10,249	6.84	190,899	9,949	6.97	179,926	9,855	7.32
Commercial & farm loans	117,033	6,148	7.02	93,648	4,767	6.81	76,503	4,354	7.61
Loans to state & political subdivisions	38,730	1,734	5.99	36,092	1,653	6.12	34,307	1,616	6.30
Other loans	12,507	822	8.79	12,330	827	8.97	12,692	867	9.13
Loans, net of discount (2)(3)(4)	368,473	18,953	6.88	332,969	17,196	6.90	303,428	16,692	7.36
Total interest-earning assets	466,209	21,984	6.30	439,636	20,407	6.21	400,466	20,043	6.69
Cash and due from banks	8,699			8,473			9,549
Bank premises and equipment	12,085			10,927			11,048
Other assets	18,693			18,283			14,754
Total non-interest earning assets	39,477			37,683			35,351
Total assets	$505,686			$477,319			$435,817
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	$70,416	445	0.84	$61,880	174	0.38	$54,525	165	0.40
Savings accounts	40,279	85	0.28	39,323	83	0.28	35,963	98	0.36
Money market accounts	47,745	649	1.82	44,322	335	1.01	47,679	392	1.10
Certificates of deposit	213,469	5,661	3.55	208,811	5,489	3.51	203,954	5,850	3.83
Total interest-bearing deposits	371,909	6,840	2.46	354,336	6,081	2.29	342,121	6,505	2.54
Other borrowed funds	41,192	1,140	3.70	34,966	684	2.62	12,942	223	2.30
Total interest-bearing liabilities	413,101	7,980	2.58	389,302	6,765	2.33	355,063	6,728	2.53
Demand deposits	46,551			44,553			40,325
Other liabilities	4,552			4,591			3,591
Total non-interest-bearing liabilities	51,103			49,144			43,916
Stockholders' equity	41,482			38,873			36,838
Total liabilities & stockholders' equity	$505,686			$477,319			$435,817
Net interest income		$14,004			$13,642			$13,315
Net interest spread (5)			3.72%			3.88%			4.16%
Net interest income as a percentage
of average interest-earning assets			4.02%			4.15%			4.45%
Ratio of interest-earning assets
to interest-bearing liabilities			1.13			1.13			1.13
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

The following table represents the adjustment to convert net interest income to net interest on a fully taxable equivalent basis for the nine months ending September 30, 2005 and 2004:

	For the Nine Months
	Ended September 30,
	2005	2004

Total interest income	$21,178	$19,679
Total interest expense	7,980	6,765

Net interest income	13,198	12,914
Tax equivalent adjustment	806	728

Net interest income (fully taxable equivalent)	$14,004	$13,642

Compared to the first nine months of 2004 and 2003, our net interest spread has decreased 16 and 44 basis points, respectively, primarily due to the flattening of the yield curve. The Federal Reserve has raised the Federal Funds Rate 300 basis points since last June 2004. During this same period, long-term interest rates have remained relatively stable. As a result, our cost of funds (interest paid on deposits and borrowings) has increased while the rates earned on interest earning assets have increased only moderately during the same time period. We continue to review various pricing, investment and funding strategies to improve the current interest margin, given the extended period of a flattened yield curve.

The following table shows the effect of changes in volume and rate on interest income and expense. Tax-exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory federal income tax rate of 34%:

	2005 vs. 2004 (1)			2004 vs. 2003 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$(12)	$5	$(7)	$(17)	$(1)	$(18)
Investment securities:
Taxable	(397)	(35)	(432)	497	(407)	90
Tax-exempt	282	(23)	259	(204)	(8)	(212)
Total investments	(115)	(58)	(173)	293	(415)	(122)
Loans:
Residential mortgage loans	479	(179)	300	585	(491)	94
Commercial & farm loans	1,234	147	1,381	906	(493)	413
Loans to state & political subdivisions	119	(38)	81	83	(46)	37
Other loans	11	(16)	(5)	(23)	(17)	(40)
Total loans, net of discount	1,843	(86)	1,757	1,551	(1,047)	504
Total Interest Income	1,716	(139)	1,577	1,827	(1,463)	364
Interest Expense:
Interest-bearing deposits:
NOW accounts	20	251	271	21	(12)	9
Savings accounts	2	-	2	9	(24)	(15)
Money Market accounts	23	291	314	(44)	(13)	(57)
Certificates of deposit	124	48	172	137	(498)	(361)
Total interest-bearing deposits	169	590	759	123	(547)	(424)
Other borrowed funds	83	373	456	436	25	461
Total interest expense	252	963	1,215	559	(522)	37
Net interest income	$1,464	$(1,102)	$362	$1,268	$(941)	$327

(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

As can be seen from the preceding tables, tax equivalent net interest income went from $13,315,000, in 2003, to $13,642,000 in 2004, and increased to $14,004,000 through September 2005. Our overall spread decreased from 3.88% on September 30, 2004 to 3.72% on September 30, 2005. The increased volume of interest-earning assets generated an increase in interest income of $1,716,000 while increased volume of interest-bearing liabilities produced $252,000 of interest expense, resulting in a net increase of $1,464,000 in net interest income. The net change in rate resulted in a negative $1,102,000 of net interest income. Combined, there was a net increase of $362,000. The yield on interest-earning assets increased 9 basis points from 6.21% to 6.30% and the average interest rate on interest-bearing liabilities increased 25 basis points, from 2.33% to 2.58%, because of the previously described flattening of the yield curve.

Provision For Loan Losses

 The Company recorded a provision for loan losses for the three months and nine months ended September 30, 2005 of $30,000. This compares to $0 recorded to the provision for the comparable periods of 2004. Management's quarterly review of the allowance for loan losses is based on the following information: migration analysis of delinquent and non-accrual loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative adjustments and peer comparisons.

Non-interest Income

Non-interest income, as detailed below, increased $78,000 or 6.8% for the three months ended and decreased $454,000 or 11.6% for the nine months ended September 30, 2005 when compared to the same periods in 2004.

Most of the year to date decrease is attributable to the lack of investment securities gains. Through the first nine months of 2005, we have not recognized any gains, primarily due to management’s decision to retain higher yielding investments with unrealized market gains. This compares to with $491,000 of gains realized through the first nine months of 2004. Service charge income continues to be the primary source of non-interest income. For the first nine months, account service charges totaled $2,203,000 compared to $2,265,000 last year. Most of this $62,000 decrease is attributable to the loss of several large customer accounts which had significant account fees as well as a decrease in non-sufficient funds fees charged to customers. While brokerage income is down $14,000 for the first nine months compared to last year, trust and insurance revenue is up $36,000 and $55,000, respectively.

For the three months ended September 30, 2005, non-interest income increased $78,000, or 6.8%. Most of this increase is due to a large estate settlement fee received during the third quarter of 2005.

The following tables show the breakdown of non-interest income for the three months and nine months ended September 30, 2005 and 2004(dollars in thousands):

		Three months ended
	September 30,		Change
	2005	2004	Amount	%
Service charges	$784	$783	$1	0.1
Trust	161	86	75	87.2
Brokerage	45	40	5	12.5
Insurance	61	61	-	-
Gains on loans sold	24	17	7	41.2
Investment securities gains, net	-	-	-	-
Earnings on bank owned life insurance	71	75	(4)	(5.3)
Other	85	91	(6)	(6.6)
Total	$1,231	$1,153	$78	6.8

	Nine months ended
	September 30,		Change
	2005	2004	Amount	%
Service charges	$2,203	$2,265	$(62)	(2.7)
Trust	368	332	36	10.8
Brokerage	138	152	(14)	(9.2)
Insurance	205	150	55	36.7
Gains on loans sold	45	37	8	21.6
Investment securities gains, net	-	491	(491)	(100.0)
Earnings on bank owned life insurance	220	233	(13)	(5.6)
Other	289	262	27	10.3
Total	$3,468	$3,922	$(454)	(11.6)

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

Non-interest expense

Total non-interest expense, as detailed below, increased $41,000 or 1.1%, for the third quarter of 2005 and $381,000 or 3.4% in the first nine months of 2005 when compared to the same periods in 2004:

•
Salaries and benefits increased $211,000 or 3.7% for the nine months ended September 30, 2005 compared to last year. This is attributable primarily due to 2005 overall salary increases and a slight increase in full time equivalents.

•
Occupancy expenses have increased $34,000 in 2005 due to additional expenses related to the Elmira Street building in Sayre purchased in July, 2004. Additionally, real estate taxes and general maintenance expenses have increased costs compared to last year.

•	Amortization of intangibles has increased $72,000 for the nine months of 2005 due to an increase in the core deposit intangible related to the Legacy branch acquisition in June of 2004.
•	Professional fees have decreased for the nine months ended September 30, 2005 compared to the comparable period last year due to the overall reduced level of consulting fees.
•
Other expenses increased $125,000 in 2005 compared to the first nine months of 2004. This includes the loss on sale of assets of approximately $34,000, as well as decreased levels of reimbursement for loan appraisal and recording fees due to competitive loan pricing.

The following tables reflect the breakdown of non-interest expense and professional fees for the three months ended September 30, 2005 and 2004(dollars in thousands):

	Three months ended
	September 30,		Change
	2005	2004	Amount	%
Salaries and employee benefits	$1,993	$1,905	$88	4.6
Occupancy	262	259	3	1.2
Furniture and equipment	156	181	(25)	(13.8)
Professional fees	132	131	1	0.8
Amortization of intangibles	145	145	-	-
Other	1,133	1,159	(26)	(2.2)
Total	$3,821	$3,780	$41	1.1

	Three months ended
	September 30,		Change
	2005	2004	Amount	%
Other professional fees	$73	$85	$(12)	(14.1)
Legal fees	23	10	13	130.0
Examinations and audits	36	36	-	-
Total	$132	$131	$1	0.8

The following tables reflect the breakdown of non-interest expense and professional fees for the nine months ended September 30, 2005 and 2004(dollars in thousands):

	Nine months ended
	September 30,		Change
	2005	2004	Amount	%
Salaries and employee benefits	$5,888	$5,677	$211	3.7
Occupancy	846	812	34	4.2
Furniture and equipment	491	517	(26)	(5.0)
Professional fees	408	443	(35)	(7.9)
Amortization of intangibles	434	362	72	19.9
Other	3,439	3,314	125	3.8
Total	$11,506	$11,125	$381	3.4

	Nine months ended
	September 30,		Change
	2005	2004	Amount	%
Other professional fees	$223	$274	$(51)	(18.6)
Legal fees	72	60	12	20.0
Examinations and audits	113	109	4	3.7
Total	$408	$443	$(35)	(7.9)

PROVISION FOR INCOME TAXES

The provision for income taxes was $529,000 for the third quarter of 2005 compared to $426,000 in the third quarter of 2004. For the nine-month period comparisons, the provision for income taxes was $1,232,000 in 2005 and $1,328,000 in 2004. On a year to date basis, the effective tax rate is 24.0% compared to 23.3% last year. The increase is attributable to recording a valuation allowance of approximately $180,000 in the third quarter of 2005 recorded against deferred tax assets related to certain unrealized capital loss carrybacks that will not be utilized.

We had previously entered into two limited partnership agreements to establish low-income housing projects in our market area. We expect to recognize a total of approximately $1,296,000 of tax credits over a ten year period. For tax purposes, we have recognized $456,600 out of a total $911,000 from one project and $144,300 out of a total $385,000 on the second project. Additionally, we entered into a third limited partnership agreement for low-income housing in the second quarter of 2005, which we expect to recognize $492,900 in tax credits over a ten year period beginning in 2006.

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

Capital expenditures during the first nine months of 2005 were $1,096,000 of which $927,000 is attributable to the purchase of property for possible future expansion. This compares to $2,126,000 for the same period in 2004 which was mainly due to the acquisition of the Elmira St. property in Sayre at a cost of $1,450,000.

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

CREDIT QUALITY RISK

The following table identifies amounts of loan losses and non-performing loans. Past due loans are those that were contractually past due 90 days or more as to interest or principal payments (dollars in thousands):

	September 30,	December 31,
	2005	2004	2003	2002	2001
Non-performing loans:
Non-accruing loans	$723	$722	$578	$1,064	$985
Impaired loans	1,069	1,061	1,926	1,916	1,077
Accrual loans - 90 days or
more past due	386	437	185	39	111
Total non-performing loans	2,178	2,220	2,689	3,019	2,173
Foreclosed assets held for sale	679	712	305	221	408
Total non-performing assets	$2,857	$2,932	$2,994	$3,240	$2,581
Non-performing loans as a percent of loans
net of unearned income	0.58%	0.62%	0.85%	1.01%	0.80%
Non-performing assets as a percent of loans
net of unearned income	0.76%	0.82%	0.94%	1.09%	0.95%

Interest does not accrue on non-accrual loans. Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest. Asset quality continues to improve as non-performing assets as a percent of loans decreased from .82% as of December 31, 2004 to .76% as of September 30, 2005.

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

Currently, our Company has equity securities that represent only 3.0% of our investment portfolio and, therefore, equity risk is not significant.

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

As such, our Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management process that will effectively identify, measure, and monitor our Company's risk exposure. We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure. A shock analysis during the third quarter of 2005 indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twenty-four months, well within our policy limits and ability to manage effectively. Various assumptions, including a flattened yield curve, were utilized resulting in a more realistic interest rate scenario in order to assess risks.

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

From time to time various pieces of legislation have been proposed and passed that have had an impact on the Company and its operations. Currently, the Pennsylvania General Assembly is addressing property tax reform. These proposals, although not clearly defined, would expand sales and use taxes on financial services, including bank fees, and would increase the Company’s compliance burden as well as increase costs on obtaining accounting and legal services.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On June 17, 2005, the Company privately purchased 21,453 shares of stock from an individual. Through September 30, 2005, 118,715 shares out of a total of 135,000 shares approved have been purchased.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

None

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

(31.1) - 302 Certification of Principal Executive Officer
(31.2) - 302 Certification of Principal Accounting Officer

(32.1) - Certification of Principal Executive Officer
(32.2) - Certification of Principal Accounting Officer

(99.1) - Independent registered public accounting firm’s review of financial statements for the period ended September 30, 2005.

(b) Reports on Form 8-K - Press release dated August 26, 2005 issued by Citizens Financial Services, Inc. titled “Citizens Financial Announces New York Branch Acquisition” filed August 26, 2005. Press release dated September 13, 2005 titled “Citizens Financial Amends Purchase and Assumption Agreement Related to the Previously Announced New York Branch Acquisition” filed September 13, 2005. Press release dated September 21, 2005 titled “First Citizens National Bank Enters the New York State Market” filed September 22, 2005. Press release dated October 26, 2005 titled “Citizens Financial Services, Inc. Reports Third Quarter Earnings” filed October 26, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                Citizens Financial Services, Inc.
                                                (Registrant)

November 9, 2005                                   /s/ Randall E. Black
                                                By: Randall E. Black
                                                President and Chief Executive Officer
                                                (Principal Executive Officer)

November 9, 2005                                       /s/ Mickey L. Jones
                                                By: Mickey L. Jones
                                                Chief Financial Officer
                                                (Principal Accounting Officer)