Form 10-K
period 2005-12-31
CITIZENS FINANCIAL SERVICES INC
filed 2006-03-14
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

■ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2005

or

□ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-13222

CITIZENS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	23-2265045
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
15 South Main Street, Mansfield, Pennsylvania	16933
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(570) 662-2121

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
□ Yes ■ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
□ Yes ■ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
■ Yes □ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer □   Accelerated filer □    Non-accelerated filer ■

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). □ Yes ■ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $54,319,607 as of June 30, 2005.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,839,542 as of February 21, 2006

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I, III and IV is incorporated by reference to Registrants Definitive Proxy Statement for the Annual Meeting of Shareholders.

Certain information required by Parts I, II and IV is incorporated by reference to Registrant’s Annual Report to Shareholders for the year ended December 31, 2005.

II

Citizens Financial Services, Inc. Form 10-K INDEX
Page
PART I
ITEM 1 - BUSINESS	1 - 5
ITEM 1A - RISK FACTORS	5 - 7
ITEM 1B - UNRESOLVED STAFF COMMENTS	8
ITEM 2 - PROPERTIES	8 - 9
ITEM 3 - LEGAL PROCEEDINGS	9
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	9
PART II
ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	10
ITEM 6 - SELECTED FINANCIAL DATA	10
ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	10
ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	10
ITEM 8 - FINANCIAL STATEMENT AND SUPPLEMENTARY DATA	10 - 11
ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	11
ITEM 9A - CONTROLS AND PROCEDURES	11
ITEM 9B- OTHER INFORMATION	11
PART III
ITEM 10 - DIECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	12
ITEM 11 - EXECUTIVE COMPENSATION	12
ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	12
ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	12
ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES	12
PART IV
ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES	13 - 14
SIGNATURES	15 - 19

III

PART I

ITEM 1 - BUSINESS.

CITIZENS FINANCIAL SERVICES, INC.

Citizens Financial Services, Inc. (the “Company”), a Pennsylvania business corporation, was incorporated April 30, 1984. The Company is registered with the Board of Governors of the Federal Reserve System as a bank holding company under the Bank Holding Company Act of 1956, as amended. Simultaneous with establishment of the Company in 1984, First Citizens National Bank (the “Bank”) became a wholly-owned subsidiary of the Company through a merger transaction in which the shareholders of the Bank became shareholders of the Company. The Company is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System. In general, the Company is limited to owning or controlling banks and engaging in such other activities as are properly incident thereto.

Our Company does not currently engage in any operating business activities, other than the ownership and management of the Bank and its wholly-owned insurance agency subsidiary.

FIRST CITIZENS NATIONAL BANK

The Bank was created as a result of the merger of Citizens National Bank of Blossburg, Pennsylvania with and into The First National Bank of Mansfield in 1970. Upon consummation of the merger, the Bank had a total of 2 offices and served Tioga county in Pennsylvania. In 1971, the Bank expanded its operations into Potter County through the acquisition of the Grange National Bank, which had offices in Ulysses and Genesee, Pennsylvania. As previously discussed, the Bank became the wholly-owned subsidiary of Citizens Financial Services, Inc. in 1984. On November 16, 1990, the Company acquired Star Savings and Loan Association, originally organized as a Pennsylvania state-chartered mutual savings and loan association in 1899, and converted it into a Pennsylvania state-chartered permanent reserve fund stock savings and loan association on March 27, 1986. On December 31, 1991, the Star Savings and Loan Association merged with and into the Bank. On April 20, 1996, the Bank purchased two branch offices of Meridian Bank in Canton and Gillett, Pennsylvania. In October 1996, the Bank opened an office in the Weis Supermarket in Wellsboro, Pennsylvania. In August of 2000, the Bank opened an office in the Wal-Mart Super-center in Mansfield, Pennsylvania. On October 27, 2000, the Bank purchased six branch offices of Sovereign Bank in Bradford County, Pennsylvania. In February 2001, the Bank consolidated two of the six Sovereign branches. On June 4, 2004, two branches of The Legacy Bank in Bradford County, Pennsylvania were purchased and the Bank consolidated two of its existing branches to maximize efficiencies. On December 17, 2005, the Hannibal branch of the Fulton Savings Bank in Hannibal, New York was acquired. Simultaneous with the purchase, the branch was relocated to Wellsville, New York (Allegany County). A temporary banking facility was opened on December 19, 2005. A permanent facility is expected to be opened in 2006.

The Bank’s main office is located at 15 South Main Street, Mansfield, (Tioga County) Pennsylvania. The Bank’s primary market area consists of the Pennsylvania Counties of Bradford, Potter and Tioga in North Central Pennsylvania. It also includes Allegany, Steuben, Chemung and Tioga Counties in Southern New York. The economy is diversified and includes manufacturing industries, wholesale and retail trade, service industries, family farms and the production of natural resources of gas and timber. In addition to the main office, the Bank has 15 other full service branch offices in its market area.

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

As of December 31, 2005, the Bank employed 168 full time equivalent employees at our corporate offices and 17 other banking locations.

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

Additional information related to our business and competition is included under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing on pages 41 through 65 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2005, which pages are included in Exhibit 13 hereto and are incorporated herein by reference.

SUPERVISION AND REGULATION

GENERAL

The Company is registered as a bank holding company and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended. The Company is considered a bank holding company. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board. The Federal Reserve Board has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board, pursuant to such regulations, may require the Company to stand ready to use its resources to provide adequate capital funds to its bank subsidiary during periods of financial stress or adversity.

The Bank Holding Company Act prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of, any bank, or from merging or consolidating with another bank holding company, without prior approval of the Federal Reserve Board. Additionally, the Bank Holding Company Act prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business, unless such business has been determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto or, for financial holding companies, to be financial in nature or incidental thereto.

The Bank is a national bank and a member of the Federal Reserve System, and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is subject to regulation and examination by the Office of the Comptroller of the Currency, and to a much lesser extent, the Federal Reserve Board and the FDIC. The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered. The Bank is subject to extensive regulation and reporting requirements in a variety of areas, including to help prevent money laundering, to preserve financial privacy and to properly report late payments, defaults and denials of loan applications. The Community Reinvestment Act requires the Bank to help meet the credit needs of the entire community where the Bank operates, including low and moderate income neighborhoods. The Bank's rating under the Community Reinvestment Act, assigned by the Comptroller of the Currency pursuant to an examination of the Bank, is important in determining whether the bank may receive approval for, or utilize certain streamlined procedures in, applications to engage in new activities. The Bank’s present CRA rating is “Outstanding.” Various consumer laws and regulations also affect the operations of the Bank. In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

CAPITAL ADEQUACY GUIDELINES

Bank holding companies are required to comply with the Federal Reserve Board's risk-based capital guidelines. The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be “Tier 1 capital,” consisting principally of common shareholders' equity, less certain intangible assets. The remainder (“Tier 2 capital”) may consist of certain preferred stock, a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, and a limited amount of the general loan loss allowance. The risk-based capital guidelines are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities.

In addition to the risk-based capital guidelines, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio of a minimum level of Tier 1 capital (as determined under the risk-based capital guidelines) equal to 3% of average total consolidated assets for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 1% to 2% above the stated minimum. The Bank is subject to almost identical capital requirements adopted by the Comptroller' s Office.

PROMPT CORRECTIVE ACTION RULES

The federal banking agencies have regulations defining the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a “well-capitalized” institution as “adequately capitalized” or require an “adequately capitalized” or “undercapitalized” institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). The Company and the Bank each satisfy the criteria to be classified as “well capitalized” within the meaning of applicable regulations.

REGULATORY RESTRICTIONS ON DIVIDENDS

The Bank may not, under the National Bank Act, declare a dividend without approval of the Comptroller of the Currency, unless the dividend to be declared by the Bank's Board of Directors does not exceed the total of: (i) the Bank's net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus. In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts. The Federal Reserve Board, the Comptroller and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions. The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends.

Under these policies and subject to the restrictions applicable to the Bank, the Bank could have declared, during 2005, without prior regulatory approval, aggregate dividends of approximately $2.6 million, plus net profits earned to the date of such dividend declaration.

SARBANES-OXLEY ACT

On July 30, 2002, the Sarbanes-Oxley Act (SOX) was enacted by the Congress. The stated goals of SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SOX is the most extensive U.S. securities legislation enacted in some time.

SOX is not a banking law but generally applies to all companies that file or are required to file periodic reports under the Securities Exchange Act of 1934 (Exchange Act). SOX includes very specific additional disclosure requirements and new corporate governance requirements and requires the SEC, the securities exchanges and Nasdaq to adopt extensive additional rules concerning disclosure and corporate governance and mandates further studies of specified issues by the SEC and the Comptroller General. SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a company’s board of directors and management and between a board of directors and its committees.

SOX addresses, among other matters:

•	audit committees;

•	certification of financial statements by the Chief Executive Officer and the Chief Financial Officer;

•
the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement;

•	a prohibition on insider trading during pension plan black-out periods;

•	disclosure of off-balance sheet transactions;

•	expedited filing requirements for statements of changes of beneficial ownership of securities required to be filed by officers, directors and 10% shareholders;

•	disclosure of whether or not a company has adopted a Code of Ethics;

•	“real time” filing of periodic reports;

•	the formation of the Public Company Accounting Oversight Board;

•	auditor independence; and

•	various increased criminal penalties for violations of securities laws.

Under Section 404 of SOX, we will be required, among other things, to conduct a comprehensive review and confirmation of the adequacy of our existing systems and controls as of December 31, 2007 and the end of each succeeding fiscal year. This will result in significant additional expenses beginning in 2007 that may adversely affect our results of operations. In a SOX 404 review, we could uncover deficiencies in existing systems and controls. If that is the case, we would have to take the necessary steps to correct any deficiencies, which may be costly and may strain our management resources. We also would be required to disclose any such deficiencies, which could adversely affect the market price of our common stock.

BANK SECRECY ACT

Under the Bank Secrecy Act (BSA), banks and other financial institutions are required to retain records to assure that the details of financial transactions can be traced if investigators need to do so. Banks are also required to report most cash transactions in amounts exceeding $10,000 made by or on behalf of their customers. Failure to meet BSA requirements may expose the Bank to statutory penalties, and a negative compliance record may affect the willingness of regulating authorities to approve certain actions by the Bank requiring regulatory approval, including new branches.

USA PATRIOT ACT

In October 2001, the USA PATRIOT Act became effective. This Act was in direct response to the terrorist attacks of September 11, 2001, and is intended to strengthen the anti-money laundering provisions of the BSA. Most of the new provisions added by this Act apply to accounts at or held by foreign banks, or accounts of or transactions with foreign entities. We do not have a significant foreign business operation and do not expect this Act to materially affect our operations. However, other provisions of this Act, including the requirement of a customer identification program, do apply to our current operations. The effect of the compliance burden imposed on us by this Act cannot be predicted with any certainty.

FDIC INSURANCE ASSESSMENTS

The FDIC has a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 2005, the Bank was well capitalized for purposes of calculating insurance assessments.

The present 2006 Bank Insurance Fund assessment rates range from zero for those institutions with the least risk, to $0.027 for every $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months. The FDIC has indicated that it is possible that all banks will again be required to pay deposit insurance premiums in the future if the current trend of the size of the insurance funds relative to all insured deposits continues.

While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. The FDIC sets the Financing Corporation assessment rate every quarter. The Financing Corporation assessment for the Bank (and all other banks and savings institutions) for the first quarter of 2006 is an annual rate of $.0132 for each $100 of deposits.

In February 2006, deposit insurance modernization legislation was enacted. The new law merges the BIF and SAIF into a single Deposit Insurance Fund, increases deposit insurance coverage for IRAs to $250,000, provides for the future increase of deposit insurance on all accounts by indexing the coverage to the rate of inflation, authorizes the FDIC to set the reserve ratio of the combined Deposit Insurance Fund at a level between 1.15% and 1.50%, and permits the FDIC to establish assessments to be paid by insured banks to maintain the minimum ratios. New deposit insurance assessment rates will not be known until the FDIC conducts extensive research and issues new assessment rates, which are expected by the fourth quarter of 2006. While the possible assessment rates are unknown, the FDIC has stated that it expects that all banks will be assessed some amount for deposit insurance based upon present expectations. Banks in existence prior to 1996 will receive a partial credit for past deposit insurance premiums paid, but the amount of the credit for a specific bank will not be known until new regulations implementing the assessments and the credits are adopted.

NEW LEGISLATION

No significant legislation in the financial services area was enacted in 2005. Legislation has been enacted in February 2006 to reform FDIC insurance, see above.

Congress is often considering some financial industry legislation, and the federal banking agencies routinely propose new regulations. The Company cannot predict how any new legislation, or new rules adopted by the federal banking agencies, may affect its business in the future.

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

In view of the changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities including the Federal Reserve System, no prediction can be made as to possible changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Company and the Bank. Additional information is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing on pages 41 through 65 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2005, which pages are included in Exhibit 13 hereto and is incorporated herein by reference.

ITEM 1A - RISK FACTORS.

Changes in interest rates could reduce our income, cash flows and asset values.

Our income and cash flows and the value of our assets depend to a great extent on the difference between the interest rates we earn on interest-earning assets, such as loans and investment securities, and the interest rates we pay on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors which are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, will influence not only the interest we receive on our loans and investment securities and the amount of interest we pay on deposits and borrowings but will also affect our ability to originate loans and obtain deposits and the value of our investment portfolio. If the rate of interest we pay on our deposits and other borrowings increases more than the rate of interest we earn on our loans and other investments, our net interest income, and therefore our earnings, could be adversely affected. Our earnings also could be adversely affected if the rates on our loans and other investments fall more quickly than those on our deposits and other borrowings.

Economic conditions either nationally or locally in areas in which our operations are concentrated may adversely affect our business.

Deterioration in local, regional, national or global economic conditions could cause us to experience a reduction in deposits and new loans, an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, all of which could adversely affect our performance and financial condition. Unlike larger banks that are more geographically diversified, we provide banking and financial services locally. Therefore, we are particularly vulnerable to adverse local economic conditions in north central Pennsylvania and the southern tier of New York. The economy in this region is rural in nature with unemployment rates slightly higher than the national average.

Our financial condition and results of operations would be adversely affected if our allowance for loan losses is not sufficient to absorb actual losses or if we are required to increase our allowance.

Despite our underwriting criteria, we may experience loan delinquencies and losses. In order to absorb losses associated with nonperforming loans, we maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Determination of the allowance inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. At any time there are likely to be loans in our portfolio that will result in losses but that have not been identified as nonperforming or potential problem credits. We cannot be sure that we will be able to identify deteriorating credits before they become nonperforming assets or that we will be able to limit losses on those loans that are identified. We may increase our allowance for loan losses based on our regular review of delinquencies and loan portfolio quality, or for any of several other reasons. Bank regulators, in reviewing our loan portfolio as part of a regulatory examination, may request that we increase our allowance for loan losses. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in our allowance. In addition, if charge-offs in future periods exceed our allowance for loan losses, we will need additional increases in our allowance for loan losses. Any increases in our allowance for loan losses will result in a decrease in our net income and, possibly, our capital, and may materially affect our results of operations in the period in which the allowance is increased.

Competition may decrease our growth or profits.

We face substantial competition in all phases of our operations from a variety of different competitors, including commercial banks, savings and loan associations, mutual savings banks, credit unions, consumer finance companies, factoring companies, leasing companies, insurance companies and money market mutual funds. There is very strong competition among financial services providers in our principal service area. Our competitors may have greater resources, higher lending limits or larger branch systems than we do. Accordingly, they may be able to offer a broader range of products and services as well as better pricing for those products and services than we can.

In addition, some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on federally insured financial institutions. As a result, those nonbank competitors may be able to access funding and provide various services more easily or at less cost than we can, adversely affecting our ability to compete effectively.

We may be adversely affected by government regulation.

The banking industry is heavily regulated. Banking regulations are primarily intended to protect the federal deposit insurance funds and depositors, not shareholders. Changes in the laws, regulations, and regulatory practices affecting the banking industry may increase our costs of doing business or otherwise adversely affect us and create competitive advantages for others. Regulations affecting banks and financial services companies undergo continuous change, and we cannot predict the ultimate effect of these changes, which could have a material adverse effect on our profitability or financial condition.

In addition to these banking laws and regulations, we are also subject to the Securities Exchange Act of 1934 and the rules and regulations under that act. Moreover, we are subject to the provisions of the Sarbanes-Oxley Act of 2002 (SOX) and the rules and regulations issued thereunder by the SEC. These laws and regulations impose, among other things, significant responsibilities on officers, auditors, boards of directors and audit committees. Our expenses related to services rendered by our accountants, legal counsel and consultants have increased and may continue to increase in order to ensure compliance with these laws and regulations.

Under Section 404 of SOX, we will be required to conduct a comprehensive review and assessment of the adequacy of our existing systems and controls as of the end of 2007 and each succeeding fiscal year, and our auditors will have to attest to our assessment. This will result in additional expenses in 2007 and beyond that may adversely affect our results of operations. In a SOX 404 review, we could uncover deficiencies in existing systems and controls. If that is the case, we would have to take the necessary steps to correct any deficiencies, which may be costly and may strain our management resources. We also would be required to disclose any such deficiencies, which could adversely affect the market price of our common stock. For a discussion of the requirements of SOX, see “Supervision and Regulation - Sarbanes-Oxley Act.

We rely on our management and other key personnel, and the loss of any of them may adversely affect our operations.

We are and will continue to be dependent upon the services of our executive management team. In addition, we will continue to depend on our ability to retain and recruit key commercial loan officers. The unexpected loss of services of any key management personnel or commercial loan officers could have an adverse effect on our business and financial condition because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Environmental liability associated with lending activities could result in losses.

In the course of our business, we may foreclose on and take title to properties securing our loans. If hazardous substances were discovered on any of these properties, we could be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage. Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination. In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site even if we neither own nor operate the disposal site. Environmental laws may require us to incur substantial expenses and may materially limit use of properties we acquire through foreclosure, reduce their value or limit our ability to sell them in the event of a default on the loans they secure. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.

Failure to implement new technologies in our operations may adversely affect our growth or profits.

The market for financial services, including banking services and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking and telebanking. Our ability to compete successfully in our markets may depend on the extent to which we are able to exploit such technological changes. However, we can provide no assurance that we will be able properly or timely to anticipate or implement such technologies or properly train our staff to use such technologies. Any failure to adapt to new technologies could adversely affect our business, financial condition or operating results.

An investment in our common stock is not an insured deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the Federal Deposit Insurance Corporation, commonly referred to as the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is subject to the same market forces that affect the price of common stock in any company.

Our ability to pay dividends is limited by law.

Our ability to pay dividends to our shareholders largely depends on our receipt of dividends from First Citizens National Bank. The amount of dividends that the Bank may pay to us is limited by federal laws and regulations. We also may decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business.

Federal and state banking laws, our articles of incorporation and our by-laws may have an anti-takeover effect.

Federal law imposes restrictions, including regulatory approval requirements, on persons seeking to acquire control over us. Pennsylvania law also has provisions that may have an anti-takeover effect. These provisions may serve to entrench management or discourage a takeover attempt that shareholders consider to be in their best interest or in which they would receive a substantial premium over the current market price.

ITEM 1B - UNRESOLVED STAFF COMMENTS.

The Company has not received any written comments from the Commission staff regarding its periodic or current reports filed under the Act during the year ended December 31, 2005.

ITEM 2 - PROPERTIES.

The headquarters of the Company and Bank are located at 15 South Main Street, Mansfield, Pennsylvania. The building contains the central offices of the Company and Bank. Our bank also owns fifteen other banking facilities and leases two other facilities. All buildings owned by the Bank are free of any liens or encumbrances.

Location	Leased or Owned	Original Date of Lease or Acquisition, or Renovation Date	Date of Lease Expiration
Main Office:
15 South Main Street Mansfield, PA 16933	Owned	1971 (new building completed 2001)	-

Branch Offices and Other Banking Facilities:
300 Main Street Blossburg, PA 16912	Owned	1988	-
502 Main Street Ulysses, PA 16948	Owned	1977	-
391 Main Street Genesee, PA 16923	Owned	1985	-
306 West Lockhart Street Sayre, PA 18840	Owned	1989	-
99 Main Street Wellsboro, PA 16901	Owned	1979	-
103 West Main Street Troy, PA 16947	Owned	1988	-
2 West Main Street Troy, PA 16947	Owned	1895 (1983)	-
29 West Main Street Canton, PA 17724	Owned	1974 (1997)	-
Main Street Gillett, PA 16925	Owned	1970 (1997)	-
Main Street, Route 328 Millerton, PA 16936	Owned	1970	-
Main Street, Route 467 LeRaysville, PA 18829	Owned	1890 (1991)	-
111 Main Street Towanda, PA 18848	Owned	1974	-
Operations Center 1163 South Main Street Mansfield, PA 16933	Owned	1999 (new addition completed 2001)	-
422 North Elmira Street Sayre, PA 18840	Owned	Acquired 2004	-
Weis Super Market 201 Weis Plaza Wellsboro, PA 16901	Leased	1996	2006
Mansfield WalMart 2 WalMart Plaza Mansfield, PA 16933	Leased	2000	2010
10 South Main Street Wellsville, New York 14895	Owned	2005 (Temporary Facility)	-

The net book value of owned properties and leasehold improvements totaled $10,403,982 as of December 31, 2005. The properties are adequate to meet the needs of the employees and customers. We have equipped all of our facilities with current technological improvements for data and word processing.

ITEM 3 - LEGAL PROCEEDINGS.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended December 31, 2005, no matters were submitted to vote of security holders through a solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's stock is not listed on any stock exchange, but it is listed for quotation on the National Association of Securities Dealers OTC Bulletin Board electronic system, under the trading symbol CZFS.OB.

Additional information is included under the caption “Earnings Per Share” appearing on page 18, “Common Stock” appearing on page 40 and “Company and Shareholders’ Information” appearing on page 68 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2005, which pages are included in Exhibit 13 hereto and is incorporated herein by reference.

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

Under the Pennsylvania Business Corporation Law of 1988, our company may pay dividends only if, after payment, our company would be able to pay our debts as they become due in the usual course of our business and our total assets will be greater than the sum of our total liabilities. Additional information is included under the caption “Footnote 13 - Regulatory Matters” appearing on page 30 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2005, which page is included in Exhibit 13 hereto and is incorporated herein by reference.

The Company distributed a 1% stock dividend on July 29, 2005 to all shareholders of record as of July 15, 2005.

As of February 10, 2006, the Company had approximately 1,552 stockholders of record. The computation of stockholders of record excludes individual participants in securities positions listings. The Company has not sold any unregistered shares of common stock in the past three years. The Company did not repurchase any shares of its common stock during the three months ended December 31, 2005.

ITEM 6 - SELECTED FINANCIAL DATA.

The information under the caption “Five Year Summary of Operations” appearing on page 39 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2005, which page is included in Exhibit 13 hereto, is incorporated in its entirety by reference in response to this Item 6.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing on pages 41 through 65 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2005, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 7.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing on pages 61 through 63 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2005, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 7A.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information under the caption “Consolidated Financial Statements” appearing on pages 10 through 38 of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2005, which pages are included in Exhibit 13 hereto, are incorporated in their entirety by reference in response to this Item 8.

Financial Statements:

Consolidated Balance Sheet as of December 31, 2005 and 2004
Consolidated Statement of Income for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statement of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A - CONTROLS AND PROCEDURES.

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2005, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures as of December 31, 2005 were effective in ensuring that material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with U.S. generally accepted accounting principles.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2005.

ITEM 9B - OTHER INFORMATION.

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the caption “PROPOSAL 1. ELECTION OF DIRECTORS - Nominees for Election As Class 3 Directors - Terms Expire in 2009, - Nominee for Election As Class 1 Director - Term Expires in 2008, - Continuing Class 2 Directors - Terms Expire in 2007 and - Continuing Class 1 Directors - Terms Expire in 2008” beginning on page 7 of the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC are incorporated by reference in response to this Item 10. The information under the caption “PROPOSAL 3. RATIFICATION OF INDEPENDENT AUDITOR - Report of Audit and Examination Committee” beginning on page 15 of the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference in response to this Item 10.

The information under the caption “OTHER INFORMATION RELATING TO DIRECTORS AND EXECUTIVE OFFICERS - Section 16(a) Beneficial Ownership Reporting Compliance” beginning on page 23 of the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference in response to this Item 10.

The Company has adopted a Code of Ethics that applies to directors, officers and employees of the Company and the Bank. A copy of the Code of Ethics is posted on the Company’s website at www.firstcitizensbank.com. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of its Code of Ethics by posting such information on its website.

ITEM 11 - EXECUTIVE COMPENSATION

The information under the caption “EXECUTIVE COMPENSATION - Summary Compensation Table, - Retirement Plans and - Employment Agreement, ” beginning on pages 18, 20 and 19 respectively, of the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC are incorporated by reference in response to this Item 11. The information under the caption “PROPOSAL 1. ELECTION OF DIRECTORS - Directors’ Compensation” beginning on page 7 of the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference in response to this Item 11. The information under the caption “COMPENSATION/HUMAN RESOURCE COMMITTEE REPORT ON EXECUTIVE COMPENSATION” beginning on page 21 of the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference in response to this Item 11. The information under the caption “COMPENSATION/HUMAN RESOURCE COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” beginning on page 22 of the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference in response to this Item 11. The information under the caption “STOCK PERFORMANCE GRAPH” beginning on page 23 of the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference in response to this Item 11.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption “STOCK OWNERSHIP” beginning on page 5 of the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference in response to this Item 12.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “OTHER INFORMATION RELATING TO DIRECTORS AND EXECUTIVE OFFICERS - Transactions with Management” beginning on page 23 of the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference in response to this Item 13.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “PROPOSAL 3. RATIFICATION OF INDEPENDENT AUDITOR - Audit Fees” beginning on page 16 of the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the SEC is incorporated by reference in response to this Item 14.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this report:

1. The following financial statements are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2005 and 2004
Consolidated Statement of Income for the Years Ended December 31, 2005, 2004 and 2003
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2005, 2004 and  2003
Consolidated Statement of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

2. All financial statement schedules are omitted because the required information is either not applicable, not required or is  shown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection  (a)(1) of this item.

  3. The following Exhibits are filed herewith, or incorporated by reference as a part of this report.

3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended(1)
3.2	Bylaws of Citizens Financial Services, Inc.(2)
4	Instrument defining the rights of security holders
10.1	Employment Agreement between Citizens Financial Services, Inc., First Citizens National Bank and Randall E. Black(3)
10.2	Consulting and Non-Compete Agreement between Citizens Financial Services, Inc., First Citizens National Bank and Richard E. Wilber(4)
10.3	Citizens Financial Services, Inc. Directors’ Deferred Compensation Plan(5)
10.4	Citizens Financial Services, Inc. Directors’ Life Insurance Program(6)
11	Statement re computation of per share earnings(7)
13	The Annual Report to Shareholders(8)
14	Code of Ethics(9)
21	List of Subsidiaries
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

______________________

(1)  Incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the Commission on May 11, 2000.

(2) Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on April 29, 2004.

(3) Incorporated by reference to Form 8-K filed with the Commission on December 19, 2005

(4) Incorporated by Reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 18, 2004.

(5) Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 14, 2005.

(6) Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 14, 2005.

(7) The statement regarding computation of per share earnings required by this exhibit is contained in Note 1 to the consolidated financial statements captioned “Earnings Per Share.” as part of Item 8 of this report.

(8) Incorporated by reference to the Company’s Annual Report Summary filed for the fiscal year ended December 31, 2005, as field with the Commission on March 14, 2006.

(9) Incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Commission on March 18, 2004.

(b) See Item 15(a)(3).

(c) The exhibits required to be filed by this item are listed under Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Financial Services, Inc.

(Registrant)

/s/ Randall E. Black	/s/ Mickey L. Jones

By: Randall E. Black President (Principal Executive Officer) Date: March 14, 2006	By: Mickey L. Jones Treasurer (Principal Financial & Accounting Officer) Date: March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Capacity	Date
/s/ Randall E. Black Randall E. Black, President, Director (Principal Executive Officer)	March 14, 2006
/s/ Carol J. Tama Carol J. Tama, Director	March 14, 2006
/s/ R. Lowell Coolidge R. Lowell Coolidge, Director	March 14, 2006
/s/ Rudolph J. van der Hiel Rudolph J. van der Hiel, Director	March 14, 2006
/s/ John E. Novak John E. Novak, Director	March 14, 2006
/s/ Larry J. Croft Larry J. Croft, Director	March 14, 2006
/s/ Mark L. Dalton Mark L. Dalton, Director	March 14, 2006
/s/ R. Joseph Landy R. Joseph Landy, Director	March 14, 2006
/s/ Roger C. Graham, Jr. Roger C. Graham, Director	March 14, 2006
/s/ E. Gene Kosa E. Gene Kosa, Director	March 14, 2006