Form 10-Q
period 2006-05-10
CITIZENS FINANCIAL SERVICES INC
filed 2006-05-10
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act) Check one:

Large Accelerated File ____ Accelerated Filer ____ Non-accelerated Filer __X__

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes____ No __X__

The number of shares outstanding of the Registrant's Common Stock, as of May 1, 2006, 2,820,098 shares of Common Stock, par value $1.00.

Citizens Financial Services, Inc.
Form 10-Q

INDEX

		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheet as of March 31, 2006 and December 31, 2005	1
	Consolidated Statement of Income for the Three Months Ended March 31, 2006 and 2005	2
	Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2006 and 2005	3
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2006 and 2005	4
	Notes to Consolidated Financial Statements	5-6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	24-25
	Signatures	26

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31	December 31
(in thousands except share data)	2006	2005
ASSETS:
Cash and due from banks:
Noninterest-bearing	$9,781	$8,498
Interest-bearing	21	111
Total cash and cash equivalents	9,802	8,609

Available-for-sale securities	105,220	102,602

Loans (net of allowance for loan losses of $3,709 and $3,664)	385,116	379,139

Premises and equipment	12,195	12,305
Accrued interest receivable	2,316	2,164
Goodwill	8,605	8,605
Core deposit intangible	539	684
Bank owned life insurance	7,815	7,743
Other assets	8,595	7,390

TOTAL ASSETS	$540,203	$529,241

LIABILITIES:
Deposits:
Noninterest-bearing	$52,360	$50,600
Interest-bearing	375,087	379,199
Total deposits	427,447	429,799
Borrowed funds	67,042	52,674
Accrued interest payable	1,657	1,862
Commitment to purchase investment securities	-	752
Other liabilities	2,786	2,593
TOTAL LIABILITIES	498,932	487,680
STOCKHOLDERS' EQUITY:
Common Stock
$1.00 par value; authorized 10,000,000 shares;
issued 2,965,257 shares in 2006 and 2005, respectively	2,965	2,965
Additional paid-in capital	11,359	11,359
Retained earnings	31,930	31,251
TOTAL	46,254	45,575
Accumulated other comprehensive loss	(1,942)	(1,540)
Less: Treasury Stock, at cost 144,088 shares for
2006 and 118,715 for 2005, respectively	(3,041)	(2,474)
TOTAL STOCKHOLDERS' EQUITY	41,271	41,561
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$540,203	$529,241

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended
	March 31,
(in thousands, except per share data)	2006	2005
INTEREST INCOME:
Interest and fees on loans	$6,519	$5,919
Investment securities:
Taxable	819	792
Nontaxable	226	117
Dividends	67	51
TOTAL INTEREST INCOME	7,631	6,879
INTEREST EXPENSE:
Deposits	2,601	2,168
Borrowed funds	663	378
TOTAL INTEREST EXPENSE	3,264	2,546
NET INTEREST INCOME	4,367	4,333
Provision for loan losses	60	-
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,307	4,333
NON-INTEREST INCOME:
Service charges	706	673
Trust	129	121
Brokerage	58	38
Insurance	36	83
Investment securities losses, net	(6)	-
Earnings on bank owned life insurance	72	74
Other	137	121
TOTAL NON-INTEREST INCOME	1,132	1,110
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,036	1,921
Occupancy	308	303
Furniture and equipment	152	175
Professional fees	140	145
Amortization	144	144
Other	1,111	1,143
TOTAL NON-INTEREST EXPENSES	3,891	3,831
Income before provision for income taxes	1,548	1,612
Provision for income taxes	272	345
NET INCOME	$1,276	$1,267

Earnings Per Share	$0.45	$0.44
Cash Dividend Declared	$0.21	$0.20

Weighted average number of shares outstanding	2,840,325	2,867,995

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended
	March 31
(in thousands)		2006		2005
Net income		$1,276		$1,267
Other comprehensive loss:
Unrealized losses on available for sale securities	(614)		(1,664)
Less: Reclassification adjustment for losses included in net income	6		-
Other comprehensive loss before tax		(608)		(1,664)
Income tax benefit related to other comprehensive loss		(207)		(566)
Other comprehensive loss, net of tax		(401)		(1,098)
Comprehensive income		$875		$169

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Three Months Ended
	March 31,
(in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,276	$1,267
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	60	-
Depreciation and amortization	382	370
Amortization and accretion of investment securities	138	188
Deferred income taxes	(82)	5
Investment securities losses, net	6	-
Earnings on bank owned life insurance	(72)	(74)
Originations of loans held for sale	(589)	(637)
Proceeds from sales of loans held for sale	595	647
Gain on sale of foreclosed assets held for sale	(13)	(9)
Increase in accrued interest receivable	(152)	(300)
Decrease in accrued interest payable	(205)	(238)
Other, net	(90)	115
Net cash provided by operating activities	1,254	1,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	3,793	-
Proceeds from maturity and principal repayments of securities	3,878	4,024
Purchase of securities	(11,792)	(4,739)
Proceeds from redemption of Regulatory Stock	683	715
Purchase of Regulatory Stock	(1,269)	(729)
Net increase in loans	(6,174)	(9,136)
Purchase of premises and equipment	(81)	(80)
Proceeds from sale of premises and equipment	-	200
Proceeds from sale of foreclosed assets held for sale	50	108
Net cash used in investing activities	(10,912)	(9,637)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(2,352)	(5,850)
Proceeds from long-term borrowings	288	8,021
Repayments of long-term borrowings	(71)	-
Net increase in short-term borrowed funds	14,151	5,371
Purchase of Treasury Stock	(567)	-
Dividends paid	(598)	(568)
Net cash provided by financing activities	10,851	6,974

Net increase (decrease) in cash and cash equivalents	1,193	(1,329)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,609	9,339
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,802	$8,010

Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,459	$2,776

Income taxes paid	$150	$-

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

The accompanying consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (SEC) and in conformity with U.S. generally accepted accounting principles. Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.

In the opinion of Management of the registrant, the accompanying interim financial statements for the quarters ended March 31, 2006 and 2005 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the three-month period ended March 31, 2006 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s Annual Report to shareholders and Form 10-K for the period ended December 31, 2005.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share. Earnings per share calculations give retroactive effect to stock dividends declared by the Company. The Company has no dilutive securities.

	Three months ended
	March 31,
	2006	2005

Net income applicable to common stock	$1,276,000	$1,267,000
Weighted average common shares outstanding	2,840,325	2,867,995

Earnings per share	$0.45	$0.44

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily the result of tax-exempt income earned from state and municipal securities and loans and investments in tax credits.

Note 4 - Employee Benefit Plans

For a detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 10 of the Company's Consolidated Financial Statements included in the 2005 Annual Report on Form 10-K.

Defined Benefit Plan

The following sets forth the components of net periodic benefit costs of the noncontributory defined benefit plan for the three months ended March 31, 2006 and 2005, respectively (dollars presented in thousands):

	Pension Benefits

	2006	2005
Service cost	$ 91	$ 68
Interest cost	82	60
Expected return on plan assets	(95)	(68)
Net amortization and deferral	15	6

Net periodic benefit cost	$ 93	$ 66

The Company previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to contribute $340,000 to its noncontributory defined benefit pension plan in 2006. As of March 31, 2006, no contributions have been made.

Defined Contribution Plan

The Company also sponsors a defined contribution, 401(k) plan covering substantially all of its employees. The Company contributes three percent of applicable salaries into the plan. Contributions totaled $49,900 and $51,000 for the three months ended March 31, 2006 and 2005, respectively.

Note 5 - Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“FAS”) No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FASB Statements No. 133 and 140. FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets. This Statement, which is an amendment to FAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, FAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. FAS No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either of the amortization or fair value methods for subsequent measurement. The provisions of FAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

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

•	It could take us longer than we anticipate implementing strategic initiatives designed to increase revenues or manage expenses, or we may be unable to implement those initiatives at all.
•	Acquisitions and dispositions of assets could affect us in ways that management has not anticipated.
•	We may become subject to new legal obligations or the resolution of litigation may have a negative effect on our financial condition.
•	We may become subject to new and unanticipated accounting, tax, or regulatory practices, regulations or requirements, including the costs of compliance with such changes.
•	We could experience greater loan delinquencies than anticipated, adversely affecting our earnings and financial condition.
•
We could lose the services of some or all of our key personnel, which would negatively impact our business because of their business development skills, financial expertise, lending experience, technical expertise and market area knowledge.

Introduction

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Citizens Financial Service, Inc., a bank holding company and its subsidiary (the Company). Our Company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary’s (First Citizens National Bank) financial conditions and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding March 31, 2006 financial information. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results you may expect for the full year.

Our Company currently engages in the general business of banking throughout our service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 16 banking facilities. In Pennsylvania, these offices are located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, the Wellsboro Weis Market store, and the Mansfield Wal-Mart Super Center. In New York, we have a temporary banking office in Wellsville. A permanent banking facility is anticipated to be completed in late 2006. This marks the Company’s first office location in New York.

Risk identification and management are essential elements for the successful management of the Company. In the normal course of business, the Company is subject to various types of risk, including interest rate, credit, liquidity and regulatory risk.

Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the direction and frequency of changes in interest rates. Interest rate risk results from various re-pricing frequencies and the maturity structure of the financial instruments owned by the Company. The Company uses its asset/liability and funds management policy to control and manage interest rate risk.

Credit risk represents the possibility that a customer may not perform in accordance with contractual terms. Credit risk results from loans with customers and the purchasing of securities. The Company’s primary credit risk is in the loan portfolio. The Company manages credit risk by adhering to an established credit policy and through a disciplined evaluation of the adequacy of the allowance for loan losses. Also, the investment policy limits the amount of credit risk that may be taken in the investment portfolio.

Liquidity risk represents the inability to generate or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and obligations to depositors. The Company has established guidelines within its asset/liability and funds management policy to manage liquidity risk. These guidelines include, among other things, contingent funding alternatives.

Regulatory risk represents the possibility that a change in law, regulations or regulatory policy may have a material effect on the business of the Company and its subsidiary. We can not predict what legislation might be enacted or what regulations might be adopted, or if adopted, the effect thereof on our operations.

Readers should carefully review the risk factors described in other documents our Company files from time to time with the Securities and Exchange Commission, including the Annual Report for the year ended December 31, 2005, filed by our Company and any current reports on Form 8-K filed by us.

We face strong competition in the communities that we serve from other commercial banks, savings banks, and savings and loan associations, some of which are substantially larger institutions than our subsidiary. In addition, insurance companies, investment-counseling firms, and other business firms and individuals offer personal and corporate trust services. We also compete with credit unions, issuers of money market funds, securities brokerage firms, consumer finance companies, mortgage brokers and insurance companies. These entities are strong competitors for virtually all types of financial services.

In recent years, the financial services industry has experienced tremendous change to competitive barriers between bank and non-bank institutions. We must compete with traditional financial institutions, other business corporations that have begun to deliver competing financial services, and banking services that are easily accessible through the internet. Competition for banking services is based on price, nature of product, quality of service, and in the case of certain activities, convenience of location.

Trust and Investment Services

Our Investment and Trust Services Department is committed to helping our customers meet their financial goals. The Trust Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities. We also help the members of our communities prepare for retirement by providing retirement plans for local employers and by managing individual IRA accounts. Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Company. As of March 31, 2006 and December 31, 2005, the Trust Department had $78.5 million and $75.2 million of assets under management, respectively.

Our Investment Representatives offer full service brokerage services throughout the Bank’s market area, and appointments can be made at any First Citizens National Bank branch. The Investment Representatives provide financial planning and help our customers achieve their financial goals with their choice of mutual funds, annuities, health and life insurance. These products are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.

Results of Operations

Overview of the Income Statement

The Company had net income of $1,276,000 for the first three months of 2006 compared with earnings of $1,267,000 for last year’s comparable period, an increase of $9,000. Earnings per share for the first three months of 2006 were $0.45, compared to $.44 last year. Annualized return on assets and return on equity for the three months of 2006 was .96% and 11.84%, respectively, compared with 1.01% and 12.41% for last year’s comparable period. Details of the reasons for this change are discussed on the following pages.

Net Interest Income

Net interest income, the most significant component of earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income, for the first quarter of 2006, after provision for loan losses, was $4,307,000, a decrease of $26,000, compared to the same period in 2005. For the first three months of 2006, the provision for losses totaled $60,000. For the first three months of 2005, the provision was $0.

The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created:

			Analysis of Average Balances and Interest Rates (1)

	March 31, 2006			March 31, 2005			March 31, 2004
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	8	-	4.36	10	-	2.43	2,577	5	0.79
Total short-term investments	8	-	4.36	10	-	2.43	2,577	5	0.79
Investment securities:
Taxable	84,313	898	4.26	89,605	854	3.81	95,711	973	4.07
Tax-exempt (3)	23,117	342	5.92	11,223	177	6.31	7,637	128	6.70
Total investment securities	107,430	1,240	4.62	100,828	1,031	4.09	103,348	1,101	4.26
Loans:
Residential mortgage loans	203,365	3,481	6.94	197,447	3,321	6.82	187,097	3,301	7.16
Commercial & farm loans	125,974	2,325	7.49	115,222	1,950	6.86	81,063	1,384	6.92
Loans to state & political subdivisions	43,318	640	5.99	37,965	564	6.02	37,015	570	6.25
Other loans	12,932	280	8.78	12,367	270	8.85	12,634	284	9.12
Loans, net of discount (2)(3)(4)	385,589	6,726	7.07	363,001	6,105	6.82	317,809	5,539	7.07
Total interest-earning assets	493,027	7,966	6.55	463,839	7,136	6.24	423,734	6,645	6.36
Cash and due from banks	8,606			8,372			8,135
Bank premises and equipment	12,276			11,769			10,592
Other assets	18,532			18,789			18,617
Total non-interest earning assets	39,414			38,930			37,344
Total assets	532,441			502,769			461,078
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	80,617	319	1.60	68,324	114	0.68	58,341	48	0.33
Savings accounts	38,899	29	0.30	40,327	28	0.28	37,449	26	0.28
Money market accounts	45,358	309	2.76	43,880	157	1.45	44,273	103	0.94
Certificates of deposit	212,394	1,944	3.71	214,609	1,869	3.53	202,764	1,787	3.57
Total interest-bearing deposits	377,268	2,601	2.80	367,140	2,168	2.39	342,827	1,964	2.32
Other borrowed funds	57,313	663	4.69	46,137	378	3.32	32,805	213	2.63
Total interest-bearing liabilities	434,581	3,264	3.05	413,277	2,546	2.50	375,632	2,177	2.35
Demand deposits	48,203			44,128			43,169
Other liabilities	6,529			4,513			4,287
Total non-interest-bearing liabilities	54,732			48,641			47,456
Stockholders' equity	43,128			40,851			37,990
Total liabilities & stockholders' equity	532,441			502,769			461,078
Net interest income		4,702			4,590			4,468
Net interest spread (5)			3.50%			3.74%			4.01%
Net interest income as a percentage
of average interest-earning assets			3.87%			4.01%			4.28%
Ratio of interest-earning assets
to interest-bearing liabilities			1.13			1.12			1.13

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%. For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate. The following table represents the adjustment to convert net interest income to net interest on a fully taxable equivalent basis for the periods ending March 31, 2006 and 2005:

	For the Three Months
	Ended March 31,
	(dollars in thousands)
	2006	2005

Total interest income	$7,631	$6,879
Total interest expense	3,264	2,546

Net interest income	4,367	4,333
Tax equivalent adjustment	335	257

Net interest income (fully taxable equivalent)	$4,702	$4,590

  The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense.

	2006 vs. 2005 (1)			2005 vs. 2004 (1)
	Change in	Change	Total	Change in	Change	Total
(in thousands)	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$-	$-	$-	$(8)	$3	$(5)
Investment securities:
Taxable	(52)	96	44	136	(255)	(119)
Tax-exempt	177	(12)	165	57	(8)	49
Total investments	125	84	209	193	(263)	(70)
Loans:
Residential mortgage loans	104	56	160	178	(158)	20
Commercial & farm loans	736	(361)	375	578	(12)	566
Loans to state & political subdivisions	79	(3)	76	15	(21)	(6)
Other loans	12	(2)	10	(7)	(7)	(14)
Total loans, net of discount	931	(310)	621	764	(198)	566
Total Interest Income	1,056	(226)	830	949	(458)	491
Interest Expense:
Interest-bearing deposits:
NOW accounts	16	189	205	7	59	66
Savings accounts	(1)	2	1	2	-	2
Money Market accounts	5	147	152	(1)	55	54
Certificates of deposit	(19)	94	75	103	(21)	82
Total interest-bearing deposits	1	432	433	111	93	204
Other borrowed funds	38	247	285	150	15	165
Total interest expense	39	679	718	261	108	369
Net interest income	$1,017	$(905)	$112	$688	$(566)	$122

(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

As can be seen from the preceding tables, we continue to experience a compression of our net interest margin. Due to the flattening of the yield curve, the net interest spread has decreased from 3.74% for the first three months of 2005 to 3.50% for the first three months of 2006. While short-term interest rates have increased nearly 375 basis points since June 2004, long-term rates have remained relatively stable. As such, our cost of funds (interest paid on deposits and borrowings) has increased while the rates earned on interest bearing assets have not increased accordingly and have in fact remained relatively flat. As the yield curve becomes steeper, away from a flatter yield curve, we would anticipate our interest margin to improve. We continue to review various pricing and investment strategies to enhance deposit growth while maintaining or improving the current interest margin.

Tax equivalent net interest income rose from $4,468,000 in 2004 to $4,590,000 in 2005, and increased to $4,702,000, in 2006. In the period ending March 31, 2006, net interest income increased $112,000 on a tax equivalent basis over the same period in 2005. The increased volume of interest-earning assets of $29.2 million generated an increase in interest income of $1,056,000 while the increased volume of interest-bearing liabilities of $21.3 million produced an additional $39,000 of interest expense. Combined, this resulted in an increase due to volume of $1,017,000 in net interest income.

Comparing the first quarter of 2006 with 2005, the yield on interest-earning assets increased 31 basis points from 6.24% to 6.55% and the average interest rate on interest-bearing liabilities increased 55 basis points, from 2.50% to 3.05%. As such, the net change in rate resulted in a negative $905,000 of net interest income primarily due to the flattened yield curve referred to above.

Provision For Loan Losses

      For the three-month period ending March 31, 2006, we provided $60,000 to the provision as a result of our quarterly review of the allowance for loan losses. Management's quarterly review of the allowance for loan losses is based on the following information: migration analysis of delinquent and non-accrual loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative adjustments and peer comparisons.

Non-interest Income

Non-interest income as detailed below increased $22,000 or 2.0%, for the first three months of 2006 when compared to the same period in 2005. Service charge income increased by $33,000 as it continues to be the primary source of non-interest income. For the first three months, account service charges totaled $706,000 compared to $673,000 last year. Most of this is attributable to the increase in NSF fees of $17,000 and an increase of $19,000 of fee income derived from customers’ usage of their debit cards. Brokerage income is up $20,000 from last year and insurance revenue is down $47,000 from 2005 due to a couple large annuity transactions early in 2005 that were not duplicated this year.

The following table shows the breakdown of non-interest income for the three months ended March 31, 2006 and 2005:

	Three months ended
	March 31,		Change
(dollars in thousands)	2006	2005	Amount	%
Service charges	$706	$673	$33	4.9
Trust	129	121	8	6.6
Brokerage	58	38	20	52.6
Insurance	36	83	(47)	(56.6)
Investment securities losses, net	(6)	-	(6)	-
Earnings on bank owned life insurance	72	74	(2)	(2.7)
Other	137	121	16	13.2
Total	$1,132	$1,110	$22	2.0

We continue to evaluate means of increasing non-interest income. Our approach is to apply service charges on business transaction accounts by charging fees on transaction activity, reduced by earnings credit based on customers' balances, to more equitably recover costs. Additionally, we are focused on the continued growth of our Trust and brokerage areas as a means to service all of our customers financial needs and increase non-interest income.

Non-interest Expense

Total non-interest expense, as detailed below, increased $60,000 or 1.6%, for the first three months of 2006, compared to the same period in 2005. The increase in salaries and employee benefits of $115,000 is due mainly to merit increases and higher costs for health insurance and pension expense. Furniture and equipment costs are down due to decreased depreciation expense from assets becoming fully depreciated.

The following tables reflect the breakdown of non-interest expense and professional fees as of March 31, 2006 and 2005:

	Three months ended
	March 31,		Change
(dollars in thousands)	2006	2005	Amount	%
Salaries and employee benefits	$2,036	$1,921	$115	6.0
Occupancy	308	303	5	1.7
Furniture and equipment	152	175	(23)	(13.1)
Professional fees	140	145	(5)	(3.4)
Amortization	144	144	-	-
Other	1,111	1,143	(32)	(2.8)
Total	$3,891	$3,831	$60	1.6

	Three months ended
	March 31,		Change
(dollars in thousands)	2006	2005	Amount	%
Other professional fees	$88	$87	$1	1.1
Legal fees	18	17	1	5.9
Examinations and audits	34	41	(7)	(17.1)
Total	$140	$145	$(5)	(3.4)

  Provision For Income Taxes

The provision for income taxes was $272,000 for the three-month period ended March 31, 2006 compared to $345,000 for the same period in 2005. The decrease was primarily a result of our increase in tax-exempt municipal securities and municipal loans. We currently hold $22.9 million of municipal securities where as we held only approximately $12.0 million this time last year.

We have entered into two limited partnership agreements to establish low-income housing projects in our market area. As a result of these agreements for tax purposes, we have recognized $502,000 out of a total $911,000 of tax credits from one project and $163,608 out of a total $385,000 on the second project, which was completed in November 2001. A total of approximately $1,290,000 of tax credits is anticipated over a ten-year period. In 2005, we entered into a third limited liability partnership for a low-income housing project for senior citizens in our Sayre market area. We expect to recognize approximately $574,000 of tax credits over a ten year period beginning sometime in 2006.

Financial Condition

Total assets (shown in the Consolidated Balance Sheet) of $540.2 million have increased 2.1% since year-end 2005’s balance of $529.2 million. Net loans increased 1.6% to $385.1 million and investment securities increased 2.6% to $105.2 million since year-end 2005. Total deposits decreased $2.4 million or .55% to $427.4 million since year-end 2005. Borrowed funds have increased $14.4 million to $67.0 million compared with $52.7 million at year-end. Explanations of variances will be described within the following appropriate sections.

Cash and Cash Equivalents

Cash and cash equivalents totaled $9,802,000 at March 31, 2006 compared to $8,609,000 on December 31, 2005. Noninterest-bearing cash increased $1,283,000 since year-end 2005, while interest-bearing cash decreased $90,000 during that same period. We believe the liquidity needs of the Company, are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Investments

As shown in the table below, our investment portfolio increased by $2,618,000 or 2.6% from December 31, 2005 to March 31, 2006. During the first quarter of 2006 we purchased approximately $4.9 million of U.S. agency bonds, $4.9 million of mortgage-backed securities, and $1.2 million of tax-exempt municipal securities. Offsetting this, we continued to receive principal repayments in the amount of $2.6 million from our mortgaged backed securities portfolio as well as maturities in the amount of $1.2 million from our agency and municipal portfolios. We have also sold approximately $3.8 million of the portfolio in an effort to maximize our total return. The overall market value of our investment portfolio has also decreased approximately $.6 million due to increases in interest rates and the direct affect on our investment portfolio. Our investment portfolio is currently yielding 4.62% compared to 4.09% a year ago.

Estimated Fair Market Value of Investment Portfolio
	March 31,		December 31,
	2006		2005
(dollars in thousands)	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$15,565	14.8	$12,754	12.5
Obligations of state & political
subdivisions	22,907	21.8	22,612	22.0
Corporate obligations	8,077	7.7	8,627	8.4
Mortgage-backed securities	55,739	53.0	55,852	54.4
Other equity securities	2,932	2.7	2,757	2.7
Total	$105,220	100.0	$102,602	100.0

	March 31, 2006/
	December 31, 2005
	Change
(dollars in thousands)	Amount	%
Available-for-sale:
U. S. Agency securities	$2,811	22.0
Obligations of state & political
subdivisions	295	1.3
Corporate obligations	(550)	(6.4)
Mortgage-backed securities	(113)	(0.2)
Other equity securities	175	6.3
Total	$2,618	2.6

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

As shown in the tables below (dollars in thousands), total loans increased approximately $6.0 million or 1.6% during the first quarter of 2006. Residential, commercial, and agricultural real estate loans increased $1.9 million, $2.6 million and $1.3 million, respectively. Municipal loans also increased by $.7 million. Offsetting these were decreases in construction real estate loans of $1.0 million.

We are cautiously optimistic that loan demand will increase for the remainder of the year. Typically, loan growth in the first quarter is less than what we normally experience throughout the year. Residential mortgage lending continues to be a principal business activity and one our Company expects to continue by providing a full complement of competitively priced conforming, nonconforming and home equity mortgages. The Company is continuing its focus on commercial lending as a means to increase loan growth as well as deposits from farmers and small businesses throughout our market area. Lenders have worked diligently on improving organic loan growth while deepening relationships with the goal to better serve customers within our market. We continue to emphasize branch office personnel training and the focus on flexibility and fast “turn around time” that will aid in growing our loan portfolio. Finally, the Company has a strong team of dedicated, experienced professionals that enable us to meet the needs of commercial and agricultural customers within our service area.

	March 31,		December 31,
	2006		2005
(dollars in thousands)	Amount	%	Amount	%
Real estate:
Residential	$197,496	50.8	$195,628	51.1
Commercial	84,772	21.8	82,128	21.5
Agricultural	14,274	3.7	12,991	3.4
Construction	6,259	1.6	7,245	1.9
Loans to individuals
for household, family and other purchases	13,006	3.3	13,017	3.4
Commercial and other loans	29,763	7.7	29,260	7.6
State & political subdivision loans	43,255	11.1	42,534	11.1
Total loans	388,825	100.0	382,803	100.0
Less allowance for loan losses	3,709		3,664
Net loans	$385,116		$379,139

	March 31, 2006/
	December 31, 2005
	Change
(dollars in thousands)	Amount	%
Real estate:
Residential	$1,868	1.0
Commercial	2,644	3.2
Agricultural	1,283	9.9
Construction	(986)	(13.6)
Loans to individuals
for household, family and other purchases	(11)	(0.1)
Commercial and other loans	503	1.7
State & political subdivision loans	721	1.7
Total loans	$6,022	1.6

Allowance For Loan Losses

As shown in the table below, the Allowance for Loan Losses as a percentage of loans decreased from .96% at December 31, 2005 to .95% at March 31, 2006. The dollar amount of the reserve increased $45,000 since year-end 2005. The increase is a result of a $20,000 monthly provision for the first three months less net charge-offs. Gross charge-offs for the first three months of 2006 were $26,000, while recoveries were $11,000.

	March 31,	December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
Balance, at beginning of period	$3,664	$3,919	$3,620	$3,621	$3,250
Provision charged to income	60	60	-	435	435
Increase related to acquisition	-	-	290	-	-
Recoveries on loans previously
charged against the allowance	11	57	324	116	115
	3,735	4,036	4,234	4,172	3,800
Loans charged against the allowance	(26)	(372)	(315)	(552)	(179)
Balance, at end of year	$3,709	$3,664	$3,919	$3,620	$3,621

Allowance for loan losses as a percent
of total loans	0.95%	0.96%	1.09%	1.14%	1.21%

Allowance for loan losses as a percent
of non-performing loans	159.73%	163.94%	176.53%	134.62%	119.94%

The adequacy of the allowance for loan losses is subject to a formal analysis by management of the Company. Management deems the allowance to be adequate to absorb inherent losses probable in the portfolio, as of March 31, 2006. The Company has disclosed in its annual report on Form 10-K for the year ended December 31, 2005 the process and methodology supporting the loan loss provision.

Bank Owned Life Insurance

The Company has elected to purchase bank owned life insurance to offset future employee benefit costs. As of March 31, 2006 the cash surrender value of this life insurance is $7,815,000, an increase of $72,000 since year end. The use of life insurance policies provides the bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.

Deposits

Traditional deposits continue to be the most significant source of funds for the Company. As shown in the following tables (dollars in thousands), deposits decreased $2,352,000 or .5%, since December 31, 2005. As of March 31, 2006, non-interest-bearing deposits increased by $1,760,000, savings accounts increased $2,265,000 and NOW accounts increased by $8,419,000. Most of the increase in NOW accounts is due to one large local governmental agency moving their account from a money market account to a NOW account during the quarter. Accordingly, money market deposit accounts decreased $9,509,000. Certificates of deposit declined by $5,287,000, mostly due to several local school district withdrawals totaling $6.2 million. These deposits were temporary in nature and the withdrawal was expected upon maturity.

	March 31,		December 31,
	2006		2005
(dollars in thousands)	Amount	%	Amount	%
Non-interest-bearing deposits	$52,360	12.2	$50,600	11.8
NOW accounts	81,967	19.2	73,548	17.1
Savings deposits	40,568	9.5	38,303	8.9
Money market deposit accounts	43,123	10.1	52,632	12.2
Certificates of deposit	209,429	49.0	214,716	50.0
Total	$427,447	100.0	$429,799	100.0

	March 31, 2006/
	December 31, 2005
	Change
(dollars in thousands)	Amount	%
Non-interest-bearing deposits	$1,760	3.5
NOW accounts	8,419	11.4
Savings deposits	2,265	5.9
Money market deposit accounts	(9,509)	(18.1)
Certificates of deposit	(5,287)	(2.5)
Total	$(2,352)	(0.5)

Borrowed Funds

Borrowed funds increased $14,368,000 during the first three months of 2006. The funding of loans and investments and the decrease of deposits were the primary reasons for the overall increase in borrowed funds. The Company's daily cash requirements or short-term investments are met by using the financial instruments available through the Federal Home Loan Bank.

In December 2003, the Company formed a special purpose entity, Citizens Financial Statutory Trust I (“the Entity”), to issue $7,500,000 of floating rate obligated mandatory redeemable securities as part of a pooled offering. The rate is determined quarterly and floats based on the 3 month LIBOR plus 2.80%. At March 31, 2006, the rate was 7.72%. The Entity may redeem them, in whole or in part, at face value after December 17, 2008. The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable, which is included within borrowed funds in the liabilities section of the Company’s balance sheet. Under current accounting rules, the Company’s minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet. The Entity is not consolidated as part of the Company’s consolidated financial statements.

Stockholder’s Equity

We evaluate stockholders’ equity in relation to total assets and the risks associated with those assets. The greater the capital resource, the more likely a corporation is to meet its cash obligations and absorb unforeseen losses. For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total Stockholders’ Equity was $41,271,000 at March 31, 2006 compared to $41,561,000, at December 31, 2005, a decrease of $290,000 or .7%. Excluding accumulated other comprehensive income, stockholder’s equity increased $112,000, or .3%. In the first three months of 2006, the Company had net income of $1,276,000 and declared dividends of $598,000, representing a dividend payout ratio of 46.9%. The Company also purchased 25,373 shares of treasury stock for $567,000 at a weighted average cost of $22.35 per share.

All of the Company’s investment securities are classified as available-for-sale making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. Accumulated other comprehensive loss increased $402,000 compared to December 31, 2005 as a result of interest rate movements.

    The Company has also complied with standards of being well capitalized mandated by the banking regulators. The Company’s primary regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks associated with various assets entities hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Company’s computed risk-based capital ratios are as follows:

	March 31,		December 31,
(dollars in thousand)	2006		2005
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$45,149	12.66%	$44,731	12.88%
For capital adequacy purposes	28,536	8.00%	27,793	8.00%
To be well capitalized	35,670	10.00%	34,741	10.00%

Tier I capital (to risk-weighted assets)
Company	$41,440	11.62%	$41,067	11.82%
For capital adequacy purposes	14,268	4.00%	13,897	4.00%
To be well capitalized	21,402	6.00%	20,845	6.00%

Tier I capital (to average assets)
Company	$41,440	7.91%	$41,067	8.04%
For capital adequacy purposes	20,947	4.00%	20,440	4.00%
To be well capitalized	26,184	5.00%	25,551	5.00%

The Bank’s computed risk-based capital ratios are as follows:

	March 31,		December 31,
(dollars in thousand)	2006		2005
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$38,181	10.71%	$37,203	10.72%
For capital adequacy purposes	28,513	8.00%	27,771	8.00%
To be well capitalized	35,641	10.00%	34,714	10.00%

Tier I capital (to risk-weighted assets)
Bank	$34,472	9.67%	$33,538	9.66%
For capital adequacy purposes	14,256	4.00%	13,886	4.00%
To be well capitalized	21,384	6.00%	20,828	6.00%

Tier I capital (to average assets)
Bank	$34,472	6.59%	$33,538	6.57%
For capital adequacy purposes	20,939	4.00%	20,430	4.00%
To be well capitalized	26,174	5.00%	25,537	5.00%

On April 4, 2001, our Company filed a Registration Statement on Form S-3 establishing a Dividend Re-Investment Plan (DRIP), which was effective for the second quarter dividend in 2001. As of March 31, 2006 we have 444 shareholders participating representing 353,980 shares and the total number of shares purchased since the inception of the plan is 37,816.

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2006 (dollars in thousands):

Commitments to extend credit	$71,485
Standby letters of credit	1,587
$73,072

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

Cash generated by operating activities, investing activities and financing activities influences liquidity management. The most important source of funds is the deposits that are primarily core deposits (deposits from customers with other relationships). Short-term debt from the Federal Home Loan Bank supplements our Company’s availability of funds as well as line of credit arrangements with corresponding banks. Other sources of short-term funds include brokered CD’s and the sale of loans, if needed.

Our Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented. Other significant uses of funds include purchasing Regulatory Stock, as well as the purchase of capital expenditures. Surplus funds are then invested in investment securities.

Capital expenditures during the first three months of 2006 were $81,000, only $1,000 more than the same period in 2005.

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

	March 31,	December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
Non-performing loans:
Non-accruing loans	$1,023	$867	$722	$578	$1,064
Impaired loans	971	1,031	1,061	1,926	1,916
Accrual loans - 90 days or
more past due	328	337	437	185	39
Total non-performing loans	2,322	2,235	2,220	2,689	3,019
Foreclosed assets held for sale	685	619	712	305	221
Total non-performing assets	$3,007	$2,854	$2,932	$2,994	$3,240
Non-performing loans as a percent of loans
net of unearned income	0.60%	0.58%	0.62%	0.85%	1.01%
Non-performing assets as a percent of loans
net of unearned income	0.77%	0.75%	0.82%	0.94%	1.09%

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

    Currently, our Company has equity securities that represent only 2.9% of our investment portfolio and, therefore, equity risk is not significant.

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

    We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure. A shock analysis during the first quarter of 2006 indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twenty-four months, well within our ability to manage effectively.

General

The majority of assets and liabilities of a financial institution are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets and on non-interest expenses, which tend to rise during periods of general inflation. The ongoing recent action by the Federal Reserve of increasing short-term interest rates should help the level of inflation remain at a relatively low level; however, it has provided significant challenges due to the continued, flattened yield curve.

Various congressional bills have been passed and other proposals have been made for significant changes to the banking system, including changes to deposit insurance reform legislation. This legislation increases coverage for retirement accounts from $100,000 to $250,000, merges the existing two deposit insurance funds and indexes the insurance level for inflation. Additionally, the Commonwealth of Pennsylvania’s State House of Representatives recently passed legislation that would significantly expand Pennsylvania’s sales and use tax as a means to reduce school district property taxes. This legislation would make certain types of service, currently exempt, subject to sales tax including management consulting services, direct mail advertising, cleaning and storage services and a number of other services. The impact of such legislation has not been fully evaluated, but could have a negative impact on the Company.
Normal examinations of our Company are performed by the Office of Comptroller of the Currency. The last Community Reinvestment Act performance evaluation by the same agency resulted in a rating of “Outstanding Record of Meeting Community Credit Needs.”

Aside from these matters described above and within this Form 10-Q, as well as those discussed in the Company’s annual report on Form 10-K for the year ended December 31, 2005, we do not believe that there are any trends, events or uncertainties that would have a material adverse impact on future operating results, liquidity or capital resources. We are not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on our Company’s results of operations.

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

No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 2005.

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

Item 1A - Risk Factors

    Management is not aware of any material changes in risk factors from those previously disclosed in Part 1, Item 1A of Form 10-K filed for the year ended December 31, 2005.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

1/1/06 to 1/31/06	-	-	-	-
2/1/06 to 2/28/06	7,000	$22.44	7,000	149,285	(1)
3/1/06 to 3/31/06	18,373	$22.31	18,373	130,912	(1)

(1) On July 21, 1999, the Board of Directors authorized the repurchase of 135,000 of the Company’s common stock. On January 7, 2006, the Board of Directors authorized the repurchase of 140,000 shares, as filed with the Securities and Exchange Commission on January 20, 2006 on Form 8-K. Neither repurchase plan has an expiration date. As of February 28, 2006, there were 9,285 shares that may yet be purchased under the repurchase plan authorized July 21, 1999 and 140,000 shares remaining under the repurchase plan authorized January 7, 2006. As of March 31, 2006, there were 130,912 shares that may yet be repurchased under the plan authorized January 7, 2006.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

Citizens Financial Services held its Annual Meeting of Shareholders on April 18, 2006, for the purposes summarized below and to transact such other business as would properly come before the meeting. Results of shareholder voting were as follows:

1.	Election of four Class 3 Directors to serve for three-year terms and until their successors are duly elected and qualified;

	For	Withhold Authority
E. Gene Kosa	2,297,643	81,032
R. Joseph Landy	2,324,099	54,576
Roger C. Graham, Jr.	2,297,470	81,204
Robert W. Chappell	2,314,982	63,693

2.	Election of one Class 1 Director to serve for a two-year terms and until their successor is duly elected and qualified;

	For	Withhold Authority
Rinaldo A. DePaola	2,267,164	111,511

3.	To ratify the appointment of S.R. Snodgrass, A.C., Certified Public Accountants, as independent auditor for the Company for the fiscal year ended December 31, 2006;

For	Against	Abstain
2,307,011	5,696	65,967

4.	To approve the Citizens Financial Services, Inc. 2006 Restricted Stock Plan

For	Against	Abstain
2,055,644	218,477	104,554

The total shares voted at the annual meeting were 2,378,675.

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K.

(a) The following documents are filed as a part of this report:

3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended(1)
3.2	Bylaws of Citizens Financial Services, Inc.(2)
4	Instrument defining the rights of security holders.(3)
10.1	Employment Agreement between Citizens Financial Services, Inc., First Citizens National Bank and Randall E. Black(4)
10.2	Consulting and Non-Compete Agreement between Citizens Financial Services, Inc., First Citizens National Bank and Richard E. Wilber(5)
10.3	Citizens Financial Services, Inc. Directors’ Deferred Compensation Plan(6)
10.4	Citizens Financial Services, Inc. Directors’ Life Insurance Program(7)
11	Statement re computation of per share earnings(8)
22	Published report regarding matters submitted to vote of security holders. (9)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
99.1	Independent registered public accounting firm’s review of financial statements for the period ended March 31, 2006.

(b) Reports on Form 8-K - Press release issued by Citizens Financial Services, Inc. titled “Common Stock Repurchase Program Initiated” filed January 20, 2006. Earnings release entitled “Citizens Financial Services, Inc. Reports Fourth Quarter 2005 Earnings” filed January 25, 2006. Press release issued by Citizens Financial Services, Inc. titled “Citizens Financial Services, Inc. Reports First Quarter 2006 Earnings” filed April 20, 2006.
_________________________________________________________________________________

(1)  Incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the Commission on May 11, 2000.

(2) Incorporated by reference to Exhibit 3(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on April 29, 2004.

(3) Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006.

(4) Incorporated by reference to Form 8-K filed with the Commission on December 19, 2005.

(5) Incorporated by Reference to Exhibit 10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 18, 2004.

(6) Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 14, 2005.

(7) Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 14, 2005.

(8) The statement regarding computation of per share earnings required by this exhibit is contained in Note 1 to the consolidated financial statements captioned “Earnings Per Share.” as part of Item 8 of this report.

(9) See Item 4.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Citizens Financial Services, Inc. (Registrant)

Date: May 10, 2006	By:	/s/ Randall E. Black

By: Randall E. Black President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2006	By:	/s/ Mickey L. Jones

By: Mickey L. Jones Chief Financial Officer (Principal Accounting Officer)