Form 10-Q
period 2006-06-30
CITIZENS FINANCIAL SERVICES INC
filed 2006-08-10
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

                        (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by checkmark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act) Check one:

Large accelerated filer ____ Accelerated filer ____ Non-accelerated filer __X__

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes____ No __X__

The number of shares outstanding of the Registrant's Common Stock, as of August 2, 2006; 2,838,535 shares of Common Stock, par value $1.00.

Citizens Financial Services, Inc.
Form 10-Q

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30,	December 31,
(in thousands except share data)	2006	2005
ASSETS:
Cash and due from banks:
Noninterest-bearing	$10,925	$8,498
Interest-bearing	6	111
Total cash and cash equivalents	10,931	8,609

Available-for-sale securities	101,864	102,602

Loans (net of allowance for loan losses of $3,623 and $3,664)	397,765	379,139

Premises and equipment	12,199	12,305
Accrued interest receivable	2,109	2,164
Goodwill	8,605	8,605
Core deposit intangible	503	684
Bank owned life insurance	7,889	7,743
Other assets	9,113	7,390

TOTAL ASSETS	$550,978	$529,241

LIABILITIES:
Deposits:
Noninterest-bearing	$50,289	$50,600
Interest-bearing	387,620	379,199
Total deposits	437,909	429,799
Borrowed funds	67,116	52,674
Accrued interest payable	1,739	1,862
Commitment to purchase investments	-	752
Other liabilities	2,690	2,593
TOTAL LIABILITIES	509,454	487,680
STOCKHOLDERS' EQUITY:
Common Stock
$1.00 par value; authorized 10,000,000 shares; issued
2,965,257 shares in 2006 and 2005, respectively	2,965	2,965
Additional paid-in capital	11,359	11,359
Retained earnings	32,809	31,251
TOTAL	47,133	45,575
Accumulated other comprehensive loss	(2,357)	(1,540)
Less: Treasury Stock, at cost 152,962 shares for
2006 and 118,715 for 2005, respectively	(3,252)	(2,474)
TOTAL STOCKHOLDERS' EQUITY	41,524	41,561
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$550,978	$529,241

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2006	2005	2006	2005
INTEREST INCOME:
Interest and fees on loans	$6,894	$6,105	$13,413	$12,024
Investment securities:
Taxable	879	749	1,698	1,541
Nontaxable	221	124	447	242
Dividends	82	55	149	106
TOTAL INTEREST INCOME	8,076	7,033	15,707	13,913
INTEREST EXPENSE:
Deposits	2,722	2,256	5,323	4,425
Borrowed funds	876	379	1,539	757
TOTAL INTEREST EXPENSE	3,598	2,635	6,862	5,182
NET INTEREST INCOME	4,478	4,398	8,845	8,731
Provision for loan losses	60	-	120	-
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,418	4,398	8,725	8,731
NON-INTEREST INCOME:
Service charges	809	746	1,515	1,419
Trust	108	86	237	208
Brokerage	39	55	97	93
Insurance	20	61	56	144
Investment securities gains (losses), net	5	-	(1)	-
Earnings on bank owned life insurance	74	75	146	149
Other	136	112	273	224
TOTAL NON-INTEREST INCOME	1,191	1,135	2,323	2,237
NON-INTEREST EXPENSES:
Salaries and employee benefits	1,987	1,974	4,023	3,895
Occupancy	276	282	584	585
Furniture and equipment	144	160	296	335
Professional fees	106	131	246	275
Amortization	36	144	180	289
Other	1,188	1,171	2,299	2,306
TOTAL NON-INTEREST EXPENSES	3,737	3,862	7,628	7,685
Income before provision for income taxes	1,872	1,671	3,420	3,283
Provision for income taxes	386	358	658	703
NET INCOME	$1,486	$1,313	$2,762	$2,580

Earnings Per Share	$0.53	$0.46	$0.98	$0.90
Cash Dividends Per Share	$0.215	$0.205	$0.425	$0.405

Weighted average number of shares outstanding	2,819,620	2,865,637	2,829,915	2,866,810

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)		2006		2005		2006		2005
Net income		$1,486		$1,313		$2,762		$2,580
Other comprehensive income:
Unrealized gains (losses) on available for sale securities	(624)		821		(1,239)		(841)
Less: Reclassification adjustment for gains (losses) included in net income	(5)		-		1		-
Other comprehensive income (loss) before tax		(629)		821		(1,238)		(841)
Income tax expense (benefit) related to other comprehensive income		(214)		279		(421)		(286)
Other comprehensive (loss) income, net of tax		(415)		542		(817)		(555)
Comprehensive income		$1,071		$1,855		$1,945		$2,025

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Six Months Ended
	June 30,
(in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,762	$2,580
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	120	-
Depreciation and amortization	646	731
Amortization and accretion of investment securities	238	370
Deferred income taxes	(59)	29
Investment securities losses, net	1	-
Earnings on bank owned life insurance	(146)	(149)
Originations of loans held for sale	(1,172)	(1,530)
Proceeds from sales of loans held for sale	1,185	1,552
Decrease (increase) in accrued interest receivable	55	(159)
Decrease in accrued interest payable	(123)	(271)
Other, net	(166)	(81)
Net cash provided by operating activities	3,341	3,072

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	9,791	-
Proceeds from maturity and principal repayments of securities	8,130	8,373
Purchase of securities	(19,411)	(5,785)
Proceeds from redemption of Regulatory Stock	889	1,280
Purchase of Regulatory Stock	(1,788)	(812)
Net increase in loans	(19,186)	(12,142)
Purchase of premises and equipment	(269)	(146)
Proceeds from sale of premises and equipment	-	200
Proceeds from sale of foreclosed assets held for sale	256	286
Property purchased for future expansion	-	(927)
Net cash used in investing activities	(21,588)	(9,673)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	8,110	3,358
Proceeds from long-term borrowings	2,444	8,043
Repayments of long-term borrowings	(4,339)	(3,208)
Net increase (decrease) in short-term borrowed funds	16,336	(610)
Purchase of Treasury Stock	(778)	(463)
Dividends paid	(1,204)	(1,150)
Net cash provided by financing activities	20,569	5,970

Net increase (decrease) in cash and cash equivalents	2,322	(631)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,609	9,339
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,931	$8,708

Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,679	$5,436

Income taxes paid	$770	$540

Loans transferred to foreclosed property	$375	$232

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

Citizens Financial Service, Inc., (the “Company”) is a Pennsylvania corporation organized as the holding company of its wholly owned subsidiary, First Citizens National Bank (the “Bank”), and its subsidiary, First Citizens Insurance Agency, Inc. (sometimes collectively referred to herein as the “Company”). All material inter-company balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with U.S. generally accepted accounting principles. Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.

In the opinion of Management of the registrant, the accompanying interim financial statements for the quarters ended June 30, 2006 and 2005 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the six-month period ended June 30, 2006 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s Annual Report to Shareholders and Form 10-K for the period ended December 31, 2005.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share. Earnings per share calculations give retroactive effect to stock dividends declared by the Company. The Company has no dilutive securities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income applicable to common stock	$1,486,000	$1,313,000	$2,762,000	$2,580,000
Weighted average common shares outstanding	2,819,620	2,865,637	2,829,915	2,866,810

Earnings per share	$0.53	$0.46	$0.98	$0.90

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily the result of tax-exempt income earned from state and municipal securities and loans, and investments in tax credits.

Note 4 - Employee Benefit Plans

For a detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 10 of the Company's Consolidated Financial Statements included in the 2005 Annual Report on Form 10-K.

Defined Benefit Plan

The following sets forth the components of net periodic benefit costs of the noncontributory defined benefit plan for the six months ended June 30, 2006 and 2005, respectively (dollars presented in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Service cost	$87	$91	$178	$159
Interest cost	84	83	166	143
Expected return on plan assets	(86)	(97)	(181)	(165)
Net amortization and deferral	25	20	40	26

Net periodic benefit cost	$110	$97	$203	$163

The Company expects to contribute $445,000 to its defined benefit pension plan in 2006. As of June 30, 2006, no contributions have been made.

Defined Contribution Plan

The Company also sponsors a defined contribution, 401(k) plan covering substantially all of its employees. The Company contributes three percent of applicable salaries into the plan. Contributions totaled $99,000 and $96,000 for the six months ended June 30, 2006 and 2005, respectively.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Forward-looking statements may prove inaccurate. We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of Citizens Financial Services, Inc., First Citizens National Bank, First Citizens Insurance Agency, Inc. or the combined company. When we use such words as "believes," "expects,” "anticipates," or similar expressions, we are making forward-looking statements. For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements. The Company would like to caution readers that the following important factors, among others, may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward looking statement:

•
Interest rates could change more rapidly or more significantly than we expect. Additionally, the relative changes in the direction and frequency between short-term versus long-term interest rates, i.e., the yield curve, could move in ways unexpected by management.

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

•	It could take us longer than we anticipate in implementing strategic initiatives designed to increase revenues or manage expenses, or we may be unable to implement those initiatives at all.
•	Acquisitions and dispositions of assets could affect us in ways that management has not anticipated.
•	We may become subject to new legal obligations or the resolution of litigation may have a negative effect on our financial condition.
•	We may become subject to new and unanticipated accounting, tax, or regulatory practices, regulations or requirements, including the costs of compliance with such changes.
•	We could experience greater loan delinquencies than anticipated, adversely affecting our earnings and financial condition.
•
We could lose the services of some or all of our key personnel, which would negatively impact our business because of their business development skills, financial expertise, lending experience, technical expertise and market area knowledge.

Introduction

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Citizens Financial Service, Inc., a bank holding company and its subsidiary (the Company). Our Company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary’s (First Citizens National Bank) financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding June 30, 2006 financial information. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results you may expect for the full year.

Our Company currently engages in the general business of banking throughout our service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 16 banking facilities. In Pennsylvania, these offices are located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, the Wellsboro Weis Market store, and the Mansfield Wal-Mart Super Center. In New York, we have a temporary banking office in Wellsville. A permanent banking facility is currently being constructed with completion slated in late 2006. This marks the Company’s first office location in New York.

Risk identification and management are essential elements for the successful management of the Company. In the normal course of business, the Company is subject to various types of risk including interest rate, credit, liquidity and regulatory risk.
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

Trust and Investment Services

Our Investment and Trust Services Department is committed to helping our customers meet their financial goals. The Trust Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities. We also help the members of our communities prepare for retirement by providing retirement plans for local employers and by managing individual IRA accounts. Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Company. As of June 30, 2006 and December 31, 2005, the Trust Department had $76.6 million and $75.2 million of assets under management, respectively.

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

Results of Operations

Overview of the Income Statement

For the three months ended June 30, 2006, The Company earned $1,486,000 in net income versus $1,313,000 in 2005, up $173,000, or 13.2%. Earnings per share for the second quarter was $0.53 compared to $0.46 in 2005. Annualized return on assets and return on equity for the second quarter was 1.09% and 13.55% compared to 1.04% and 12.52% in 2005.

The Company had net income of $2,762,000 for the first six months of 2006 compared with earnings of $2,580,000 for last year’s comparable period, an increase of $182,000, or 7.1%. Earnings per share for the first six months of 2006 were $0.98, compared to $0.90 last year. Annualized return on assets and return on equity for the six months of 2006 was 1.02% and 12.75%, respectively, compared with 1.02% and 12.52% for last year’s comparable period. Details of the reasons for this change are discussed on the following pages.

Net Interest Income

Net interest income, the most significant component of earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income, through the second quarter of 2006, after provision for loan losses, was $8,725,000 a decrease of $6,000, compared to the same period in 2005. For the first six months of 2006, the provision for losses totaled $120,000. For the first six months of 2005, the provision was $0.

    The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created:

			Analysis of Average Balances and Interest Rates (1)

	June 30, 2006			June 30, 2005			June 30, 2004
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	5	-	-	30	-	0.01	1,747	8	0.92
Total short-term investments	5	-	-	30	-	0.01	1,747	8	0.92
Investment securities:
Taxable	85,976	1,872	4.35	87,232	1,670	3.83	99,226	1,911	3.85
Tax-exempt (3)	22,500	677	6.02	11,643	366	6.29	6,590	223	6.77
Total investment securities	108,476	2,549	4.70	98,875	2,036	4.12	105,816	2,134	4.03
Loans:
Residential mortgage loans	204,995	7,083	6.97	198,403	6,728	6.84	188,482	6,569	7.03
Commercial & farm loans	130,163	4,894	7.58	116,322	3,980	6.90	85,944	2,920	6.85
Loans to state & political subdivisions	43,289	1,283	5.98	38,704	1,150	5.99	36,858	1,129	6.18
Other loans	12,950	567	8.83	12,432	544	8.82	12,343	553	9.03
Loans, net of discount (2)(3)(4)	391,397	13,827	7.12	365,861	12,402	6.84	323,627	11,171	6.96
Total interest-earning assets	499,878	16,376	6.61	464,766	14,438	6.26	431,190	13,313	6.23
Cash and due from banks	8,770			8,529			8,478
Bank premises and equipment	12,228			11,907			10,518
Other assets	18,484			18,667			18,252
Total non-interest earning assets	39,482			39,103			37,248
Total assets	539,360			503,869			468,438
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	83,558	727	1.75	69,165	259	0.76	60,265	102	0.34
Savings accounts	39,509	62	0.32	40,652	57	0.28	38,325	54	0.28
Money market accounts	44,476	638	2.89	45,841	366	1.61	44,189	206	0.94
Certificates of deposit	210,391	3,896	3.73	213,729	3,742	3.53	205,251	3,594	3.53
Total interest-bearing deposits	377,934	5,323	2.84	369,387	4,424	2.42	348,030	3,956	2.29
Other borrowed funds	63,536	1,539	4.88	43,387	758	3.52	33,469	430	2.59
Total interest-bearing liabilities	441,470	6,862	3.13	412,774	5,182	2.53	381,499	4,386	2.32
Demand deposits	49,061			45,511			43,874
Other liabilities	5,722			4,370			4,648
Total non-interest-bearing liabilities	54,783			49,881			48,522
Stockholders' equity	43,107			41,214			38,417
Total liabilities & stockholders' equity	539,360			503,869			468,438
Net interest income		9,514			9,256			8,927
Net interest spread (5)			3.48%			3.73%			3.91%
Net interest income as a percentage
of average interest-earning assets			3.84%			4.01%			4.17%
Ratio of interest-earning assets
to interest-bearing liabilities			1.13			1.12			1.13

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%. For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate. The following table represents the adjustment to convert net interest income to net interest on a fully taxable equivalent basis for the periods ending June 30, 2006, 2005 and 2004:

	For the six months ended June 30,
	2006	2005	2004

Total interest income	$15,707	$13,913	$12,823
Total interest expense	6,862	5,182	4,386

Net interest income	8,845	8,731	8,437
Tax equivalent adjustment	669	525	490

Net interest income (fully taxable equivalent)	$9,514	$9,256	$8,927

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense.

	2006 vs. 2005 (1)			2005 vs. 2004 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$-	$-	$-	$(13)	$5	$(8)
Investment securities:
Taxable	(24)	226	202	(229)	(12)	(241)
Tax-exempt	327	(16)	311	160	(17)	143
Total investments	303	210	513	(69)	(29)	(98)
Loans:
Residential mortgage loans	233	122	355	340	(181)	159
Commercial & farm loans	750	164	914	1,039	21	1,060
Loans to state & political subdivisions	136	(3)	133	55	(34)	21
Other loans	23	-	23	4	(13)	(9)
Total loans, net of discount	1,142	283	1,425	1,438	(207)	1,231
Total Interest Income	1,445	493	1,938	1,356	(231)	1,125
Interest Expense:
Interest-bearing deposits:
NOW accounts	41	427	468	13	144	157
Savings accounts	(2)	7	5	3	-	3
Money Market accounts	(11)	283	272	7	153	160
Certificates of deposit	(59)	213	154	148	-	148
Total interest-bearing deposits	(31)	930	899	171	297	468
Other borrowed funds	1,163	(382)	781	(86)	414	328
Total interest expense	1,132	548	1,680	85	711	796
Net interest income	$313	$(55)	$258	$1,271	$(942)	$329

(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

As can be seen from the preceding tables, we continue to experience a compression of our net interest margin. During 2006, the Federal Reserve has continued its policy of monetary tightening by raising short-term interest rates. Since June of 2004, the Federal Reserve has increased short-term interest rates 425 basis points. Accordingly, our cost of funds (interest paid on deposits and borrowings) has increased significantly. During this same period, long-term rates have remained relatively stable, resulting in a flattening of the yield curve. The rates earned on interest bearing assets have also increased during this period, but have not increased at the same pace. As such, our net interest spread has decreased from 3.73% for the first six months of 2005 to 3.48% for the first six months of 2006. We would anticipate our interest margin improving as the steepness of the yield curve returns back from the current flatness of the curve. We continue to review various pricing and investment strategies to enhance our current deposit growth while maintaining or improving the current interest margin.

Tax equivalent net interest income rose from $8,927,000 in 2004 to $9,256,000 in 2005, and increased to $9,514,000 in 2006. In the period ending June 30, 2006, net interest income increased $258,000 on a tax equivalent basis over the same period in 2005. The increased volume of interest-earning assets of $35.1 million generated an increase in interest income of $1,445,000 while the increased volume of interest-bearing liabilities of $28.7 million produced an additional $1,132,000 of interest expense. Combined, this resulted in an increase due to volume of $313,000 in net interest income.

Comparing the first half of 2006 with 2005, the yield on interest-earning assets increased 35 basis points from 6.26% to 6.61% and the average interest rate on interest-bearing liabilities increased 60 basis points, from 2.53% to 3.13%. As such, the net change in rate resulted in a negative $55,000 of net interest income primarily due to the flattened yield curve referred to above.

Provision For Loan Losses

      For the six-month period ending June 30, 2006, we provided $120,000 to the provision as a result of our quarterly review of the allowance for loan losses. For the same period last year, we provided $0. Management's quarterly review of the allowance for loan losses is based on the following information: migration analysis of delinquent and non-accrual loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative factors and peer comparisons.

Non-interest Income

As detailed below, non-interest income for the three months ended June 30, 2006 totaled $1,191,000 compared with $1,135,000 for the same period last year. This represents an increase of $56,000, or 4.9%. For the first six months of 2006, non-interest income increased $86,000 or 3.8% when compared to 2005. Service charge income increased by $96,000 as it continues to be the primary source of non-interest income. For the first six months, account service charges totaled $1,515,000 compared to $1,419,000 last year. Most of the increase is attributable to the increase in NSF fees of $73,000 and an increase of $34,000 of fee income derived from customers’ usage of their debit cards. Trust income has improved by $29,000 as a result of growing trust assets by nearly $13 million from last year. Insurance revenue is down due to a decrease in the volume of annuity transactions done in the first half of 2006. Other income is up $58,000 over last year due predominantly to gains recognized from the sale of three foreclosed properties. The following tables show the breakdown of non-interest income for the three months and six months ended June 30, 2006 and 2005 (dollars in thousands):

	Three months ended June 30,		Change
	2006	2005	Amount	%
Service charges	$809	$746	$63	8.4
Trust	108	86	22	25.6
Brokerage	39	55	(16)	(29.1)
Insurance	20	61	(41)	(67.2)
Gains on loans sold	7	12	(5)	(41.7)
Investment securities gains, net	5	-	5	-
Earnings on bank owned life insurance	74	75	(1)	(1.3)
Other	129	100	29	29.0
Total	$1,191	$1,135	$56	4.9

	Six months ended June 30,		Change
	2006	2005	Amount	%
Service charges	$1,515	$1,419	$96	6.8
Trust	237	208	29	13.9
Brokerage	97	93	4	4.3
Insurance	56	144	(88)	(61.1)
Gains on loans sold	13	22	(9)	(40.9)
Investment securities gains, net	(1)	-	(1)	-
Earnings on bank owned life insurance	146	149	(3)	(2.0)
Other	260	202	58	28.7
Total	$2,323	$2,237	$86	3.8

We continue to evaluate means of increasing non-interest income. Just recently, management has implemented a debt cancellation program that should help us earn more income than the credit insurance program that it’s replacing. Debt cancellation is an agreement with the Bank and a customer that if a covered event takes place, the bank will cancel or suspend the debt owed by the customer. In addition, we are focused on the continued growth of our Trust and brokerage areas as a means to service all of our customers’ financial needs and increase non-interest income.

Non-interest Expense

The tables below reflect the breakdown of non-interest expense and professional fees for the three months ended and the six months ended June 30, 2006 (dollars in thousands). For the three months ended June 30, 2006 compared to last year, expenses decreased $125,000. Most of this decrease is attributable to a decrease in the amortization of intangibles, as the core deposit intangible related to the Sovereign acquisition in 2000 was fully amortized as of the end of March, 2006. Professional fees decreased $25,000 primarily due to a reduction in legal fees.

For the first six months of 2006, expenses decreased $57,000 or .7% compared to the same period in 2005. The increase in salaries and employee benefits of $128,000 is due mainly to merit increases and higher costs for health insurance and pension expense. Furniture and equipment costs are down due to decreased depreciation expense from assets becoming fully depreciated. Professional fees are down mainly due to legal fees. The amortization of intangibles of has decreased $109,000 through the first six months of 2006, as discussed above.

	Three months ended June 30,		Change
	2006	2005	Amount	%
Salaries and employee benefits	$1,987	$1,974	$13	0.7
Occupancy	276	282	(6)	(2.1)
Furniture and equipment	144	160	(16)	(10.0)
Professional fees	106	131	(25)	(19.1)
Amortization of intangibles	36	144	(108)	(75.0)
Other	1,188	1,171	17	1.5
Total	$3,737	$3,862	$(125)	(3.2)

	Three months ended June 30,		Change
	2006	2005	Amount	%
Other professional fees	$60	$63	$(3)	(4.8)
Legal fees	10	32	(22)	(68.8)
Examinations and audits	36	36	-	-
Total	$106	$131	$(25)	(19.1)

	Six months ended June 30,		Change
	2006	2005	Amount	%
Salaries and employee benefits	$4,023	$3,895	$128	3.3
Occupancy	584	585	(1)	(0.2)
Furniture and equipment	296	335	(39)	(11.6)
Professional fees	246	275	(29)	(10.5)
Amortization of intangibles	180	289	(109)	(37.7)
Other	2,299	2,306	(7)	(0.3)
Total	$7,628	$7,685	$(57)	(0.7)

	Six months ended June 30,		Change
	2006	2005	Amount	%
Other professional fees	$147	$150	$(3)	(2.0)
Legal fees	29	48	(19)	(39.6)
Examinations and audits	70	77	(7)	(9.1)
Total	$246	$275	$(29)	(10.5)

Provision For Income Taxes

Income before provision for income taxes has increased $137,000 in 2006 compared with last year. However, the provision for income taxes has decreased from $703,000 to $658,000, a savings of $45,000. The decrease was primarily a result of our increase in tax-exempt municipal securities and municipal loans. Our current tax-exempt securities and loan portfolio totals approximately $66.1 million compared with approximately $52.0 million this time last year.

We are also involved in two limited partnership agreements to establish low-income housing projects in our market area. As a result of these agreements for tax purposes, we have recognized $525,035 out of a total $911,000 of tax credits from one project and $173,232 out of a total $385,000 on the second project, which was completed in November 2001. A total of approximately $1,296,000 of tax credits is anticipated over a ten-year period. In 2005, we entered into a third limited liability partnership for a low-income housing project for senior citizens in our Sayre market area. We expect to recognize approximately $574,000 of tax credits over a ten year period beginning sometime in 2006.

Financial Condition

Total assets (as shown in the Consolidated Balance Sheet) of $551.0 million have increased 4.1% since year-end 2005’s balance of $529.2 million. Net loans increased 4.9% to $397.8 million while investment securities decreased .7% to $101.9 million. Total deposits have increased $8.1 million or 1.9% to $437.9 million since year-end 2005. Borrowed funds have increased $14.4 million to $67.1 million compared with $52.7 million at year-end. Explanations of variances will be described within the following appropriate sections.

Cash and Cash Equivalents

Cash and cash equivalents totaled $10,931,000 at June 30, 2006 compared to $8,609,000 at December 31, 2005. Non-interest bearing cash increased $2,427,000 since year-end 2005, while interest-bearing cash decreased $105,000 during that same period. The increase in non-interest bearing cash is primarily attributable to a temporary increase in our balance at the Federal Reserve Bank of Philadelphia. We believe the liquidity needs of the Company, are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Investments

As shown in the table below, our investment portfolio decreased by $738,000 or .7% from December 31, 2005 to June 30, 2006. During the first half of 2006 we purchased approximately $6.8 million of U.S. agency bonds, $9.4 million of mortgage-backed securities, and $2.4 million of tax-exempt municipal securities. Offsetting this, we continued to receive principal repayments in the amount of $5.3 million from our mortgaged backed securities portfolio as well as maturities in the amount of $2.8 million from our corporate and municipal portfolios. We have also sold approximately $9.8 million of the portfolio in an effort to maximize our total return by reinvesting at higher yields without having to borrow to do so. We sold nearly $4.0 million of low yielding agencies at losses offset by the sale of $2.0 million of a high yielding corporate. We also sold $1.9 million of higher yielding mortgage-backed securities and $1.9 million of Municipal bonds that were pre-refunded and set to be called in the near future. The overall market value of our investment portfolio has also decreased approximately $1.2 million due to increases in interest rates which had a direct affect on our investment portfolio. Our investment portfolio is currently yielding 4.70% compared to 4.12% a year ago, on a tax-effected basis.

	Estimated Fair Market Value of Investment Portfolio

	June 30, 2006		December 31, 2005
(dollars in thousands)	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$15,339	15.1	$12,754	12.5
Obligations of state & political
subdivisions	22,299	21.9	22,612	22.0
Corporate obligations	3,998	3.9	8,627	8.4
Mortgage-backed securities	57,065	56.0	55,852	54.4
Other equity securities	3,163	3.1	2,757	2.7
Total	$101,864	100.0	$102,602	100.0

	June 30, 2006/
	December 31, 2005
	Change
(dollars in thousands)	Amount	%
Available-for-sale:
U. S. Agency securities	$2,585	20.3
Obligations of state & political
subdivisions	(313)	(1.4)
Corporate obligations	(4,629)	(53.7)
Mortgage-backed securities	1,213	2.2
Other equity securities	406	14.7
Total	$(738)	(0.7)

Management continues to monitor the earnings performance and the effectiveness of the liquidity of the investment portfolio on a regular basis. Through active balance sheet management and analysis of the securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

Loans

The Company’s lending is focused in the north central Pennsylvania market and the southern tier of New York. The composition of our loan portfolio consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally-owned small businesses. New loans are generated primarily from direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants, business development efforts and existing customers.

As shown in the tables below (dollars in thousands), total loans increased approximately $18.6 million or 4.9% during the half of 2006. As expected, loan demand increased in the second quarter of 2006 increasing $12.6 million since March 31, which compares to the first quarter increase of $6.0 million. Since the beginning of the year, residential, commercial, and agricultural real estate loans increased $6.2 million, $8.4 million and $1.5 million, respectively. Municipal loans also modestly increased by $.9 million.

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

	June 30, 2006		December 31, 2005
(in thousands)	Amount	%	Amount	%
Real estate:
Residential	$201,828	50.3	$195,628	51.1
Commercial	90,554	22.6	82,128	21.5
Agricultural	14,468	3.6	12,991	3.4
Construction	8,150	2.0	7,245	1.9
Loans to individuals
for household, family and other purchases	12,832	3.2	13,017	3.4
Commercial and other loans	30,130	7.5	29,260	7.6
State & political subdivision loans	43,426	10.8	42,534	11.1
Total loans	401,388	100.0	382,803	100.0
Less allowance for loan losses	3,623		3,664
Net loans	$397,765		$379,139

	June 30, 2006/
	December 31, 2005
	Change
(in thousands)	Amount	%
Real estate:
Residential	$6,200	3.2
Commercial	8,426	10.3
Agricultural	1,477	11.4
Construction	905	12.5
Loans to individuals
for household, family and other purchases	(185)	(1.4)
Commercial and other loans	870	3.0
State & political subdivision loans	892	2.1
Total loans	$18,585	4.9

Allowance For Loan Losses

As shown in the table below, the Allowance for Loan Losses as a percentage of loans decreased from .96% at December 31, 2005 to .90% at June 30, 2006. The amount of the allowance decreased $41,000 since year-end 2005. The decrease is a result of a $120,000 provision for the first six months, less net charge-offs. Gross charge-offs for the first six months of 2006 were $189,000, while recoveries were $28,000.

	June 30,	December 31,
(in thousands)	2006	2005	2004	2003	2002
Balance, at beginning of period	$3,664	$3,919	$3,620	$3,621	$3,250
Provision charged to income	120	60	-	435	435
Increase related to acquisition	-	-	290	-	-
Recoveries on loans previously
charged against the allowance	28	57	324	116	115
	3,812	4,036	4,234	4,172	3,800
Loans charged against the allowance	(189)	(372)	(315)	(552)	(179)
Balance, at end of year	$3,623	$3,664	$3,919	$3,620	$3,621

Allowance for loan losses as a percent
of total loans	0.90%	0.96%	1.09%	1.14%	1.21%

Allowance for loan losses as a percent
of non-performing loans	167.04%	163.94%	176.53%	134.62%	119.94%

The adequacy of the allowance for loan losses is subject to a formal analysis by management of the Company. Management deems the allowance to be adequate to absorb inherent losses probable in the portfolio, as of June 30, 2006. The Company has disclosed in its annual report on Form 10-K for the year ended December 31, 2005 the process and methodology supporting the loan loss provision.

Bank Owned Life Insurance

The Company has elected to purchase bank owned life insurance to offset future employee benefit costs. As of June 30, 2006 the cash surrender value of this life insurance is $7,889,000, an increase of $146,000 since year end. The use of life insurance policies provides the bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.

Deposits

Traditional deposits continue to be the most significant source of funds for the Company. As shown in the following tables (dollars in thousands), deposits increased $8.1 million or 1.9%, since December 31, 2005. As of June 30, 2006, NOW accounts increased by $14.7 million and savings accounts have increased by $1.6 million. Most of the increase in NOW accounts is due to local governmental agencies moving their accounts from money market accounts to a NOW accounts during the first half of the year. Hence, money market deposit accounts decreased $8.5 million. Certificates of deposit decreased by $6.5 million mainly due to the expected redemption of a $4.2 million deposit from a local school district. During the second quarter, brokered deposits totaling $7.1 million with terms ranging from six to eighteen months were obtained in an effort to develop alternative funding sources and as a strategy to manage our overall cost of funds.

	June 30, 2006		December 31, 2005
(in thousands)	Amount	%	Amount	%
Non-interest-bearing deposits	$50,289	11.5	$50,600	11.8
NOW accounts	88,237	20.1	73,548	17.1
Savings deposits	39,904	9.1	38,303	8.9
Money market deposit accounts	44,169	10.1	52,632	12.2
Certificates of deposit	208,187	47.5	214,716	50.0
Brokered Deposits	7,123	1.6	-	-
Total	$437,909	100.0	$429,799	100.0

	June 30, 2006/
	December 31, 2005
	Change
(in thousands)	Amount	%
Non-interest-bearing deposits	$(311)	(0.6)
NOW accounts	14,689	20.0
Savings deposits	1,601	4.2
Money market deposit accounts	(8,463)	(16.1)
Certificates of deposit	(6,529)	(3.0)
Brokered Deposits	7,123	-
Total	$8,110	1.9

Borrowed Funds

      Borrowed funds increased $14,442,000 during the first six months of 2006. The funding was needed mainly due to the fact that loans grew at a higher rate than the acquired deposits. The Company's daily cash requirements are met by using the financial instruments available through the Federal Home Loan Bank.

      In December 2003, the Company formed a special purpose entity, Citizens Financial Statutory Trust I (“the Entity”), to issue $7,500,000 of floating rate obligated mandatory redeemable securities as part of a pooled offering. The rate is determined quarterly and floats based on the 3 month LIBOR plus 2.80%. At June 30, 2006, the rate was 8.20%. The Entity may redeem them, in whole or in part, at face value after December 17, 2008. The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable, which is included within borrowed funds in the liabilities section of the Company’s balance sheet. Under current accounting rules, the Company’s minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet. The Entity is not consolidated as part of the Company’s consolidated financial statements.

Stockholder’s Equity

We evaluate stockholders’ equity in relation to total assets and the risks associated with those assets. The greater the capital resource, the more likely a corporation is to meet its cash obligations and absorb unforeseen losses. For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total Stockholders’ Equity was $41,524,000 at June 30, 2006 compared to $41,561,000, at December 31, 2005, a decrease of $37,000 or .1%. Excluding accumulated other comprehensive income, stockholder’s equity increased $780,000, or 1.8%. In the first six months of 2006, the Company had net income of $2,762,000 and declared dividends of $1,204,000, representing a dividend payout ratio of 43.6%. The Company also purchased 34,247 shares of treasury stock for $778,077 at a weighted average cost of $22.72 per share.

All of the Company’s investment securities are classified as available-for-sale making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. Accumulated other comprehensive loss increased $817,000 compared to December 31, 2005 as a result of interest rate movements.

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

	June 30,		December 31,
(dollars in thousand)	2006		2005
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$45,872	12.48%	$44,731	12.88%
For capital adequacy purposes	29,402	8.00%	27,793	8.00%
To be well capitalized	36,753	10.00%	34,741	10.00%

Tier I capital (to risk-weighted assets)
Company	$42,249	11.50%	$41,067	11.82%
For capital adequacy purposes	14,701	4.00%	13,897	4.00%
To be well capitalized	22,052	6.00%	20,845	6.00%

Tier I capital (to average assets)
Company	$42,249	7.86%	$41,067	8.04%
For capital adequacy purposes	21,510	4.00%	20,440	4.00%
To be well capitalized	26,888	5.00%	25,551	5.00%

The Bank’s computed risk-based capital ratios are as follows:

	June 30,		December 31,
(dollars in thousand)	2006		2005
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$39,094	10.65%	$37,203	10.72%
For capital adequacy purposes	29,374	8.00%	27,771	8.00%
To be well capitalized	36,717	10.00%	34,714	10.00%

Tier I capital (to risk-weighted assets)
Bank	$35,471	9.66%	$33,538	9.66%
For capital adequacy purposes	14,687	4.00%	13,886	4.00%
To be well capitalized	22,030	6.00%	20,828	6.00%

Tier I capital (to average assets)
Bank	$35,471	6.60%	$33,538	6.57%
For capital adequacy purposes	21,501	4.00%	20,430	4.00%
To be well capitalized	26,876	5.00%	25,537	5.00%

On April 4, 2001, our Company filed a Registration Statement on Form S-3 establishing a Dividend Re-Investment Plan (DRIP), which was effective for the second quarter dividend in 2001. As of June 30, 2006 we have 448 shareholders participating representing 328,323 shares and the total number of shares purchased since the inception of the plan is 40,782. On July 19, 2006, the DRIP was amended requiring shareholders of record on or after August 1, 2006 to enroll a minimum of 100 shares to be eligible for participation. Those shareholders participating as of July 31, 2006 who have less than 100 shares may continue participation in the DRIP.

At its Annual Meeting of Shareholders on April 19, 2006, the shareholders approved the 2006 Restricted Stock Plan (2006 Plan). The 2006 Plan will provide stock compensation to selected employees and non-employee directors based upon the Company’s performance and other factors. 100,000 shares have been authorized to be awarded through the term of the 2006 Plan, which expires April 18, 2016. Through June 30, 2006, no shares have been awarded.

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2006 (dollars in thousands):

Commitments to extend credit	$64,694
Standby letters of credit	2,190
$66,884

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

Capital expenditures during the first six months of 2006 were $269,000, a decrease of $804,000 from the same period in 2005. $927,000 was spent in 2005 to purchase property for possible future expansion.

Our Company achieves additional liquidity primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA, and investments that mature in less than one year. The Company also has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $214.2 million as an additional source of liquidity.

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

	June 30,	December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
Non-performing loans:
Non-accruing loans	$1,025	$867	$722	$578	$1,064
Impaired loans	925	1,031	1,061	1,926	1,916
Accrual loans - 90 days or
more past due	219	337	437	185	39
Total non-performing loans	2,169	2,235	2,220	2,689	3,019
Foreclosed assets held for sale	785	619	712	305	221
Total non-performing assets	$2,954	$2,854	$2,932	$2,994	$3,240
Non-performing loans as a percent of loans
net of unearned income	0.54%	0.58%	0.62%	0.85%	1.01%
Non-performing assets as a percent of loans
net of unearned income	0.74%	0.75%	0.82%	0.94%	1.09%

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

    Because of the nature of our operations, we are not subject to foreign currency exchange or commodity price risk. Since our Company has no trading portfolio, it is not subject to trading risk.

    Currently, our Company has equity securities that represent only 3.1% of our investment portfolio and, therefore, equity risk is not significant.

    The primary components of interest-sensitive assets include adjustable-rate loans and investments, loan repayments, investment maturities and money market investments. The primary components of interest-sensitive liabilities include maturing certificates of deposit, IRA certificates of deposit and short-term borrowings. Savings deposits, NOW accounts and money market investor accounts are considered core deposits and are not short-term interest rate sensitive (except for the top-tier money market investor accounts which are paid current market interest rates).

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

    We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure. A shock analysis during the second quarter of 2006 indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twenty-four months, well within our ability to manage effectively.

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

Various congressional bills have been passed and other proposals have been made for significant changes to the banking system, including changes to deposit insurance reform legislation. This legislation increases coverage for retirement accounts from $100,000 to $250,000, merges the existing two deposit insurance funds and indexes the insurance level for inflation

Normal examinations of our Company are performed by the Office of Comptroller of the Currency. The last Community Reinvestment Act performance evaluation by the same agency resulted in a rating of “Outstanding Record of Meeting Community Credit Needs.”

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

4/1/06 to 4/30/06	-	-	-	-
5/1/06 to 5/31/06	1,071	$22.97	1,071	129,841	(1)
6/1/06 to 6/30/06	7,803	$23.90	7,803	122,038	(1)

(1) On January 7, 2006, the Board of Directors authorized the repurchase of 140,000 shares, as filed with the Securities and Exchange Commission on January 20, 2006 on Form 8-K. The repurchase plan does not have an expiration date. As of June 30, 2006, there were 122,038 shares that may yet be repurchased under the plan authorized January 7, 2006.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K.

3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended(1)
3.2	Bylaws of Citizens Financial Services, Inc.(2)
4	Instrument defining the rights of security holders.
10.1	Employment Agreement between Citizens Financial Services, Inc., First Citizens National Bank and Randall E. Black(3)
10.2	Consulting and Non-Compete Agreement between Citizens Financial Services, Inc., First Citizens National Bank and Richard E. Wilber(4)
10.3	Citizens Financial Services, Inc. Directors’ Deferred Compensation Plan(5)
10.4	Citizens Financial Services, Inc. Directors’ Life Insurance Program(6)
11	Statement re computation of per share earnings(7)
19	Quarterly Shareholders’ Report for the period ended June 30, 2006
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
99.1	Independent registered public accounting firm’s review of financial statements for the period ended June 30, 2006.

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

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Citizens Financial Services, Inc. (Registrant)

Date: August 10, 2006	By:	/s/ Randall E. Black

Chief Executive Officer and President (Principal Executive Officer

Date: August 10, 2006	By:	/s/ Mickey L. Jones

Chief Financial Officer (Principal Accounting Officer)