Form 10-Q
period 2006-09-30
CITIZENS FINANCIAL SERVICES INC
filed 2006-11-09
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

                                        (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the Registrant's Common Stock, as of November 6, 2006; 2,826,970 shares of Common Stock, par value $1.00.

Citizens Financial Services, Inc.
Form 10-Q

INDEX

		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheet as of September 30, 2006 and December 31, 2005	1
	Consolidated Statement of Income for the Three Months and Nine Months Ended September 30, 2006 and 2005	2
	Consolidated Statement of Comprehensive Income for the Three Months and Nine Months Ended September 30, 2006 and 2005	3
	Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2006 and 2005	4
	Notes to Consolidated Financial Statements	5-7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	25-26
	Signatures	27

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30	December 31
(in thousands except share data)	2006	2005
ASSETS:
Cash and due from banks:
Noninterest-bearing	$9,616	$8,498
Interest-bearing	26	111
Total cash and cash equivalents	9,642	8,609

Available-for-sale securities	103,301	102,602

Loans (net of allowance for loan losses:	407,769	379,139
2006, $3,841; 2005, $3,664)
Premises and equipment	12,574	12,305
Accrued interest receivable	2,407	2,164
Goodwill	8,605	8,605
Bank owned life insurance	7,967	7,743
Other assets	8,389	8,074

TOTAL ASSETS	$560,654	$529,241

LIABILITIES:
Deposits:
Noninterest-bearing	$49,741	$50,600
Interest-bearing	398,418	379,199
Total deposits	448,159	429,799
Borrowed funds	64,295	52,674
Accrued interest payable	1,994	1,862
Commitment to purchase investments	-	752
Other liabilities	2,628	2,593
TOTAL LIABILITIES	517,076	487,680
STOCKHOLDERS' EQUITY:
Common Stock
$1.00 par value; authorized 10,000,000 shares; issued
2,992,896 shares in 2006 and 2,965,257 in 2005, respectively	2,993	2,965
Additional paid-in capital	11,933	11,359
Retained earnings	33,140	31,251
TOTAL	48,066	45,575
Accumulated other comprehensive loss	(1,018)	(1,540)
Less: Treasury Stock, at cost 162,674 shares for
2006 and 118,715 for 2005, respectively	(3,470)	(2,474)
TOTAL STOCKHOLDERS' EQUITY	43,578	41,561
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$560,654	$529,241

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2006	2005	2006	2005
INTEREST INCOME:
Interest and fees on loans	$7,226	$6,362	$20,639	$18,386
Interest-bearing deposits with banks	-	3	-	2
Investment securities:
Taxable	851	698	2,549	2,240
Nontaxable	232	153	679	394
Dividends	74	50	223	156
TOTAL INTEREST INCOME	8,383	7,266	24,090	21,178
INTEREST EXPENSE:
Deposits	3,067	2,416	8,390	6,840
Borrowed funds	849	383	2,388	1,140
TOTAL INTEREST EXPENSE	3,916	2,799	10,778	7,980
NET INTEREST INCOME	4,467	4,467	13,312	13,198
Provision for loan losses	105	30	225	30
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,362	4,437	13,087	13,168
NON-INTEREST INCOME:
Service charges	827	784	2,342	2,203
Trust	135	161	372	368
Brokerage	45	45	142	138
Insurance	32	61	88	205
Investment securities gains, net	5	-	4	-
Earnings on bank owned life insurance	78	71	224	220
Other	91	109	364	334
TOTAL NON-INTEREST INCOME	1,213	1,231	3,536	3,468
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,055	1,993	6,078	5,888
Occupancy	261	262	845	846
Furniture and equipment	146	156	442	491
Professional fees	125	132	371	408
Amortization	36	145	216	434
Other	1,075	1,133	3,374	3,439
TOTAL NON-INTEREST EXPENSES	3,698	3,821	11,326	11,506
Income before provision for income taxes	1,877	1,847	5,297	5,130
Provision for income taxes	329	529	987	1,232
NET INCOME	$1,548	$1,318	$4,310	$3,898

Earnings Per Share	$0.55	$0.46	$1.51	$1.35
Cash Dividends Paid Per Share	$0.215	$0.205	$0.640	$0.610

Weighted average number of shares outstanding	2,835,763	2,874,181	2,850,211	2,887,619

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands)		2006		2005		2006		2005
Net income		$1,548		$1,318		$4,310		$3,898
Other comprehensive income:
Unrealized gains (losses) on available for sale securities	2,035		(739)		796		(1,580)
Less: Reclassification adjustment for gains included in net income	(5)		-		(4)		-
Other comprehensive income (loss) before tax		2,030		(739)		792		(1,580)
Income tax expense (benefit) related to other comprehensive income		690		(251)		269		(537)
Other comprehensive income (loss), net of tax		1,340		(488)		523		(1,043)
Comprehensive income		$2,888		$830		$4,833		$2,855

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Nine Months Ended
	September 30,
(in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,310	$3,898
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	225	30
Depreciation and amortization	902	1,091
Amortization and accretion of investment securities	312	552
Deferred income taxes	(73)	224
Investment securities gains, net	(4)	-
Earnings on bank owned life insurance	(224)	(220)
Originations of loans held for sale	(1,847)	(3,566)
Proceeds from sales of loans held for sale	1,871	3,611
Increase in accrued interest receivable	(243)	(301)
Increase (decrease) in accrued interest payable	132	(243)
Other, net	(129)	81
Net cash provided by operating activities	5,232	5,157

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	10,402	-
Proceeds from maturity and principal repayments of securities	13,952	13,149
Purchase of securities	(25,322)	(10,046)
Proceeds from redemption of Regulatory Stock	2,204	1,888
Purchase of Regulatory Stock	(2,679)	(1,347)
Net increase in loans	(29,414)	(16,454)
Purchase of premises and equipment	(828)	(169)
Proceeds from sale of premises and equipment	-	200
Proceeds from sale of foreclosed assets held for sale	321	372
Property purchased for future expansion	-	(927)
Net cash used in investing activities	(31,364)	(13,334)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	18,360	11,608
Proceeds from long-term borrowings	8,458	8,063
Repayments of long-term borrowings	(4,719)	(3,208)
Net increase (decrease) in short-term borrowed funds	7,882	(7,016)
Purchase of Treasury Stock	(996)	(463)
Dividends paid	(1,820)	(1,738)
Net cash provided by financing activities	27,165	7,246

Net increase (decrease) in cash and cash equivalents	1,033	(931)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,609	9,339
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,642	$8,408

Supplemental Disclosures of Cash Flow Information:
Interest paid	$10,613	$8,198

Income taxes paid	$1,170	$860

Loans transferred to foreclosed property	$463	$369

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

In the opinion of Management of the registrant, the accompanying interim financial statements for the quarters ended September 30, 2006 and 2005 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the nine-month period ended September 30, 2006 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s Annual Report to Shareholders and Form 10-K for the period ended December 31, 2005.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share. Earnings per share calculations give retroactive effect to stock dividends declared by the Company. The Company has no dilutive securities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income applicable to common stock	$1,548,000	$1,318,000	$4,310,000	$3,898,000
Weighted average common shares outstanding	2,835,763	2,874,181	2,850,211	2,887,619

Earnings per share	$0.55	$0.46	$1.51	$1.35

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

Defined Benefit Plan

The following sets forth the components of net periodic benefit costs of the noncontributory defined benefit plan for the nine months ended September 30, 2006 and 2005, respectively (dollars presented in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Service cost	$105	$101	$283	$260
Interest cost	98	91	264	235
Expected return on plan assets	(107)	(105)	(288)	(271)
Net amortization and deferral	23	16	63	42

Net periodic benefit cost	$119	$103	$322	$266

The Company expects to contribute $442,000 to its defined benefit pension plan in 2006. As of September 30, 2006, no contributions have been made.

Defined Contribution Plan

The Company also sponsors a defined contribution, 401(k) plan covering substantially all of its employees. The Company contributes three percent of applicable salaries into the plan. Contributions totaled $141,000 and $145,000 for the nine months ended September 30, 2006 and 2005, respectively.

Note 5 - Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FASB Statements No. 133 and 140. FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). FAS No. 158 requires that a company recognize the overfunded or underfunded status of its defined benefit post retirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position and that it recognize changes in the funded status in the year in which the changes occur through other comprehensive income. FAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures. FAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, providing guidance on quantifying financial statement misstatement and implementation when first applying this guidance. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations or financial condition.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-5(“EITF 06-5”), Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations or financial condition.

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

Introduction

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Citizens Financial Service, Inc., a bank holding company and its subsidiary (the Company). Our Company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary’s (First Citizens National Bank) financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding September 30, 2006 financial information. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results you may expect for the full year.

Our Company currently engages in the general business of banking throughout our service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 16 banking facilities. In Pennsylvania, these offices are located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, the Wellsboro Weis Market store and the Mansfield Wal-Mart Super Center. In New York, we have completed construction of our first de novo branch office in the town of Wellsville. We began doing business in the new facility on October 30, 2006. This marks the Company’s first office location in New York.

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

Trust and Investment Services

Our Investment and Trust Services Department is committed to helping our customers meet their financial goals. The Trust Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities. We also help the members of our communities prepare for retirement by providing retirement plans for local employers and by managing individual IRA accounts. Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Company. As of September 30, 2006 and December 31, 2005, the Trust Department had $78.4 million and $75.2 million of assets under management, respectively.

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

Results of Operations

Overview of the Income Statement

For the three months ended September 30, 2006, The Company earned $1,548,000 in net income versus $1,318,000 in 2005, up $230,000, or 17.5%. Earnings per share for the third quarter was $0.55 compared to $0.46 in 2005. Annualized return on assets and return on equity for the third quarter was 1.12% and 14.03% compared to 1.03% and 12.55% in 2005.

The Company had net income of $4,310,000 for the first nine months of 2006 compared with earnings of $3,898,000 for last year’s comparable period, an increase of $412,000, or 10.6%. Earnings per share for the first nine months of 2006 were $1.51, compared to $1.35 last year. Annualized return on assets and return on equity for the nine months of 2006 was 1.06% and 13.18%, respectively, compared with 1.03% and 12.53% for last year’s comparable period. Details of the reasons for this change are discussed on the following pages.

Net Interest Income

Net interest income, the most significant component of earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income, through the third quarter of 2006, after provision for loan losses, was $13,087,000 a decrease of $81,000, compared to the same period in 2005. For the first nine months of 2006, the provision for losses totaled $225,000. For the first nine months of 2005, the provision was $30,000.

The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created:

			Analysis of Average Balances and Interest Rates (1)

	September 30, 2006			September 30, 2005			September 30, 2004
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	11	-	1.70	133	2	2.01	1,227	9	0.98
Total short-term investments	11	-	1.70	133	2	2.01	1,227	9	0.98
Investment securities:
Taxable	84,688	2,805	4.42	84,808	2,432	3.82	98,668	2,864	3.87
Tax-exempt (3)	23,065	1,029	5.95	12,795	597	6.22	6,772	338	6.65
Total investment securities	107,753	3,834	4.74	97,603	3,029	4.14	105,440	3,202	4.05
Loans:
Residential mortgage loans	207,480	10,905	7.03	200,203	10,249	6.84	190,899	9,949	6.97
Commercial & farm loans	132,662	7,566	7.63	117,033	6,148	7.02	93,648	4,767	6.81
Loans to state & political subdivisions	43,400	1,936	5.96	38,730	1,734	5.99	36,092	1,653	6.12
Other loans	12,855	856	8.90	12,507	822	8.79	12,330	827	8.97
Loans, net of discount (2)(3)(4)	396,397	21,263	7.17	368,473	18,953	6.88	332,969	17,196	6.90
Total interest-earning assets	504,161	25,097	6.66	466,209	21,984	6.30	439,636	20,407	6.21
Cash and due from banks	8,993			8,699			8,473
Bank premises and equipment	12,280			12,085			10,927
Other assets	18,610			18,693			18,283
Total non-interest earning assets	39,883			39,477			37,683
Total assets	544,044			505,686			477,319
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	84,514	1,176	1.86	70,416	445	0.84	61,880	174	0.38
Savings accounts	39,526	96	0.32	40,279	85	0.28	39,323	83	0.28
Money market accounts	45,056	1,036	3.07	47,745	649	1.82	44,322	335	1.01
Certificates of deposit	214,381	6,082	3.79	213,469	5,661	3.55	208,811	5,489	3.51
Total interest-bearing deposits	383,477	8,390	2.93	371,909	6,840	2.46	354,336	6,081	2.29
Other borrowed funds	63,935	2,388	4.99	41,192	1,140	3.70	34,966	684	2.62
Total interest-bearing liabilities	447,412	10,778	3.22	413,101	7,980	2.58	389,302	6,765	2.32
Demand deposits	48,592			46,551			44,553
Other liabilities	4,665			4,551			4,591
Total non-interest-bearing liabilities	53,257			51,102			49,144
Stockholders' equity	43,375			41,061			38,873
Total liabilities & stockholders' equity	544,044			505,264			477,319
Net interest income		14,319			14,004			13,642
Net interest spread (5)			3.44%			3.72%			3.89%
Net interest income as a percentage
of average interest-earning assets			3.80%			4.02%			4.15%
Ratio of interest-earning assets
to interest-bearing liabilities			1.13			1.13			1.13

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%. For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate. The following table represents the adjustment to convert net interest income to net interest on a fully tax equivalent basis for the periods ending September 30, 2006, 2005 and 2004:

	For the nine months ended September 30,
	2006	2005	2004

Total interest income	$24,090	$21,178	$19,679
Total interest expense	10,778	7,980	6,765

Net interest income	13,312	13,198	12,914
Tax equivalent adjustment	1,007	806	728

Net interest income (fully taxable equivalent)	$14,319	$14,004	$13,642

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense.

	2006 vs. 2005 (1)			2005 vs. 2004 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$(2)	$-	$(2)	$(12)	$5	$(7)
Investment securities:
Taxable	(3)	376	373	(397)	(35)	(432)
Tax-exempt	459	(27)	432	282	(23)	259
Total investments	456	349	805	(115)	(58)	(173)
Loans:
Residential mortgage loans	409	247	656	479	(179)	300
Commercial & farm loans	1,017	401	1,418	1,234	147	1,381
Loans to state & political subdivisions	208	(6)	202	119	(38)	81
Other loans	24	10	34	11	(16)	(5)
Total loans, net of discount	1,658	652	2,310	1,843	(86)	1,757
Total Interest Income	2,112	1,001	3,113	1,716	(139)	1,577
Interest Expense:
Interest-bearing deposits:
NOW accounts	68	663	731	20	251	271
Savings accounts	(2)	13	11	2	-	2
Money Market accounts	(38)	425	387	23	291	314
Certificates of deposit	24	397	421	124	48	172
Total interest-bearing deposits	52	1,498	1,550	169	590	759
Other borrowed funds	1,229	19	1,248	83	373	456
Total interest expense	1,281	1,517	2,798	252	963	1,215
Net interest income	$831	$(516)	$315	$1,464	$(1,102)	$362

(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

As can be seen from the preceding tables, we continue to experience a compression of our net interest margin. During 2006, the Federal Reserve has continued its policy of monetary tightening by raising short-term interest rates. Although the Federal Reserve has not increased rates in the third quarter, they have increased short-term interest rates 425 basis points since June of 2004. Accordingly, our cost of funds (interest paid on deposits and borrowings) has increased significantly. During this same period, long-term rates have remained relatively stable, resulting in a flattening of the yield curve. The rates earned on interest bearing assets have also increased during this period, but have not increased by the same magnitude. As such, our net interest spread has decreased from 3.72% for the first nine months of 2005 to 3.44% for the first nine months of 2006. We would anticipate our interest margin improving as the yield curve returns to a more normal slope. We continue to review various pricing and investment strategies to enhance our current deposit growth while maintaining or improving the current interest margin.

Tax equivalent net interest income rose from $13,642,000 in 2004 to $14,004,000 in 2005, and increased to $14,319,000 in 2006. In the period ending September 30, 2006, net interest income increased $315,000 on a tax equivalent basis over the same period in 2005. The increased volume of interest-earning assets of $38.0 million generated an increase in interest income of $2,112,000 while the increased volume of interest-bearing liabilities of $34.3 million produced an additional $1,281,000 of interest expense. Combined, this resulted in an increase due to volume of $831,000 in net interest income.

Comparing the first nine months of 2006 with 2005, the yield on interest-earning assets increased 36 basis points from 6.30% to 6.66% and the average interest rate on interest-bearing liabilities increased 64 basis points, from 2.58% to 3.22%. As such, the net change in rate resulted in a negative $516,000 of net interest income primarily due to the flattened yield curve referred to above.

Provision For Loan Losses

    For the nine-month period ending September 30, 2006, we charged $225,000 to the provision as a result of our quarterly review of the allowance for loan losses, which compares to $30,000 for the same period last year. The increase is primarily attributable to continued loan growth. Management's quarterly review of the allowance for loan losses is based on the following information: migration analysis of delinquent and non-accrual loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative factors and peer comparisons.

Non-interest Income

As detailed below, non-interest income for the three months ended September 30, 2006 totaled $1,213,000 compared with $1,231,000 for the same period last year. This represents a decrease of $18,000, or 1.5%. For the first nine months of 2006, non-interest income increased $68,000 or 2.0% when compared to 2005. For the year, service charge income increased by $139,000 as it continues to be the primary source of non-interest income. For the first nine months, account service charges totaled $2,342,000 compared to $2,203,000 last year. Most of the increase is attributable to the increase in NSF fees of $109,000 and an increase of $50,000 of fee income derived from customers’ usage of their debit cards. Insurance revenue is down due to a couple of large annuity sales recognized in 2005 and also an overall decrease in annuity transactions. Other income is up $51,000 over last year due predominantly to gains recognized from the sale of three foreclosed properties. The following tables show the breakdown of non-interest income for the three months and nine months ended September 30, 2006 and 2005 (dollars in thousands):
	Three months ended September 30,		Change
	2006	2005	Amount	%
Service charges	$827	$784	$43	5.5
Trust	135	161	(26)	(16.1)
Brokerage	45	45	-	-
Insurance	32	61	(29)	(47.5)
Gains on loans sold	11	24	(13)	(54.2)
Investment securities gains, net	5	-	5	N/A
Earnings on bank owned life insurance	78	71	7	9.9
Other	80	85	(5)	(5.9)
Total	$1,213	$1,231	$(18)	(1.5)

	Nine months ended September 30,		Change
	2006	2005	Amount	%
Service charges	$2,342	$2,203	$139	6.3
Trust	372	368	4	1.1
Brokerage	142	138	4	2.9
Insurance	88	205	(117)	(57.1)
Gains on loans sold	24	45	(21)	(46.7)
Investment securities gains, net	4	-	4	N/A
Earnings on bank owned life insurance	224	220	4	1.8
Other	340	289	51	17.6
Total	$3,536	$3,468	$68	2.0

We continue to evaluate means of increasing non-interest income. Recently, management has implemented a debt cancellation program that should help us earn more income than the credit insurance program that it’s replacing. Debt cancellation is an agreement with the Bank and a customer that if a covered event takes place, the bank will cancel or suspend the debt owed by the customer. In addition, we are focused on the continued growth of our Trust and brokerage areas as a means to service all of our customers’ financial needs and increase non-interest income.

Non-interest Expense

The tables below reflect the breakdown of non-interest expense and professional fees for the three months ended and the nine months ended September 30, 2006 (dollars in thousands). For the three months ended September 30, 2006 compared to last year, expenses decreased $123,000. Most of this decrease is attributable to a decrease in the amortization of intangibles, as the core deposit intangible related to the Sovereign acquisition in 2000 was fully amortized as of the end of March, 2006. Salaries and benefits increased by $62,000 for the three months ended September 30, 2006 compared to 2005 mainly due to increases in insurance, pension expense, and merit increases. Professional fees modestly decreased by $7,000 compared to 2005.

For the first nine months of 2006, expenses decreased $180,000 or 1.6% compared to the same period in 2005. The increase in salaries and employee benefits of $190,000 is due mainly to merit increases and higher costs for health insurance and pension expense. Furniture and equipment costs are down $49,000 due to decreased depreciation expense from assets becoming fully depreciated. Professional fees are down mainly due to a decrease of legal fees. The amortization of intangibles has decreased $218,000 through the first nine months of 2006, as discussed above.

	Three months ended September 30,		Change
	2006	2005	Amount	%
Salaries and employee benefits	$2,055	$1,993	$62	3.1
Occupancy	261	262	(1)	(0.4)
Furniture and equipment	146	156	(10)	(6.4)
Professional fees	125	132	(7)	(5.3)
Amortization of intangibles	36	145	(109)	(75.2)
Other	1,075	1,133	(58)	(5.1)
Total	$3,698	$3,821	$(123)	(3.2)

	Three months ended September 30,		Change
	2006	2005	Amount	%
Other professional fees	$68	$73	$(5)	(6.8)
Legal fees	21	23	(2)	(8.7)
Examinations and audits	36	36	-	-
Total	$125	$132	$(7)	(5.3)

	Nine months ended September 30,		Change
	2006	2005	Amount	%
Salaries and employee benefits	$6,078	$5,888	$190	3.2
Occupancy	845	846	(1)	(0.1)
Furniture and equipment	442	491	(49)	(10.0)
Professional fees	371	408	(37)	(9.1)
Amortization of intangibles	216	434	(218)	(50.2)
Other	3,374	3,439	(65)	(1.9)
Total	$11,326	$11,506	$(180)	(1.6)

	Nine months ended September 30,		Change
	2006	2005	Amount	%
Other professional fees	$215	$223	$(8)	(3.6)
Legal fees	50	72	(22)	(30.6)
Examinations and audits	106	113	(7)	(6.2)
Total	$371	$408	$(37)	(9.1)

Provision For Income Taxes

Income before the provision for income taxes has increased $167,000 in 2006 compared with last year. However, the provision for income taxes has decreased from $1,232,000 to $987,000, a reduction of $245,000. The decrease was primarily a result of our increase in tax-exempt municipal securities and municipal loans. Our current tax-exempt securities and loan portfolio totals approximately $67.6 million compared with approximately $55.7 million this time last year.

We are also involved in two limited partnership agreements to establish low-income housing projects in our market area. As a result of these agreements for tax purposes, we have recognized $547,863 out of a total $911,000 of tax credits from one project and $182,856 out of a total $385,000 on the second project, which was completed in November 2001. A total of approximately $1,296,000 of tax credits is anticipated over a ten-year period. In 2005, we entered into a third limited liability partnership for a low-income housing project for senior citizens in our Sayre market area. We expect to recognize approximately $574,000 of tax credits over a ten year period beginning late in 2006.

Financial Condition

Total assets (as shown in the Consolidated Balance Sheet) of $560.7 million have increased 5.9% since year-end 2005’s balance of $529.2 million. Net loans increased 7.6% to $407.8 million while investment securities increased .7% to $103.3 million. Total deposits have increased $18.4 million or 4.3% to $448.2 million since year-end 2005. Borrowed funds have increased $11.6 million to $64.3 million compared with $52.7 million at year-end. Explanations of variances will be described within the following appropriate sections.

Cash and Cash Equivalents

Cash and cash equivalents totaled $9,642,000 at September 30, 2006 compared to $8,609,000 at December 31, 2005. Non-interest bearing cash increased $1,118,000 since year-end 2005, while interest-bearing cash decreased $85,000 during that same period. The increase in non-interest bearing cash is primarily attributable to a temporary increase in our balance at the Federal Reserve Bank of Philadelphia. We believe the liquidity needs of the Company, are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Investments

As shown in the table below, our investment portfolio increased by $699,000 or .7% from December 31, 2005 to September 30, 2006. During the first nine months of 2006 we purchased approximately $7.8 million of U.S. agency bonds, $9.4 million of mortgage-backed securities, $3.3 million of tax-exempt municipal securities, and $3.9 million of corporate bonds. Offsetting this, we continued to receive principal repayments in the amount of $8.1 million from our mortgaged backed securities portfolio as well as maturities in the amount of $5.8 million from our corporate and municipal portfolios. We have also sold approximately $10.4 million of the portfolio in an effort to maximize our total return by reinvesting at higher yields. We sold nearly $4.0 million of low yielding agencies at losses offset by the sale of a $2.0 million high yielding corporate. We also sold $1.9 million of higher yielding mortgage-backed securities and $1.9 million of Municipal bonds that were pre-refunded and set to be called in the near future. Additionally, we sold 14,900 shares of our Freddie Mac Preferred stock in order to utilize capital gains in prior tax years. The overall market value of our investment portfolio has also decreased approximately $800,000 due to increases in interest rates which had a direct effect on our investment portfolio. Our investment portfolio is currently yielding 4.75% compared to 4.15% a year ago, on a tax-effected basis.

	September 30, 2006		December 31, 2005
(dollars in thousands)	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$16,656	16.1	$12,754	12.5
Obligations of state & political
subdivisions	23,762	23.0	22,612	22.0
Corporate obligations	4,915	4.8	8,627	8.4
Mortgage-backed securities	55,323	53.6	55,852	54.4
Other equity securities	2,645	2.5	2,757	2.7
Total	$103,301	100.0	$102,602	100.0

	September 30, 2006/
	December 31, 2005
	Change
(dollars in thousands)	Amount	%
Available-for-sale:
U. S. Agency securities	$3,902	30.6
Obligations of state & political
subdivisions	1,150	5.1
Corporate obligations	(3,712)	(43.0)
Mortgage-backed securities	(529)	(0.9)
Other equity securities	(112)	(4.1)
Total	$699	0.7

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

As shown in the tables below (dollars in thousands), total loans increased approximately $28.8 million or 7.5% during the first nine months of 2006. As expected, loan demand picked up in the second and third quarters of 2006. Loans increased $6.0 in the first quarter, $12.6 during the second quarter, and $10.2 for the third quarter. Since the beginning of the year, residential, commercial, and agricultural real estate loans increased $10.6 million, $11.5 million and $2.5 million, respectively. Municipal loans also modestly increased by $1.3 million.

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

	September 30, 2006		December 31, 2005
(in thousands)	Amount	%	Amount	%
Real estate:
Residential	$206,193	50.1	$195,628	51.1
Commercial	93,660	22.7	82,128	21.5
Agricultural	15,446	3.8	12,991	3.4
Construction	8,412	2.0	7,245	1.9
Loans to individuals
for household, family and other purchases	12,754	3.1	13,017	3.4
Commercial and other loans	31,305	7.6	29,260	7.6
State & political subdivision loans	43,840	10.7	42,534	11.1
Total loans	411,610	100.0	382,803	100.0
Less allowance for loan losses	3,841		3,664
Net loans	$407,769		$379,139

	September 30, 2006/
	December 31, 2005
	Change
(in thousands)	Amount	%
Real estate:
Residential	$10,565	5.4
Commercial	11,532	14.0
Agricultural	2,455	18.9
Construction	1,167	16.1
Loans to individuals
for household, family and other purchases	(263)	(2.0)
Commercial and other loans	2,045	7.0
State & political subdivision loans	1,306	3.1
Total loans	$28,807	7.5

Allowance For Loan Losses

As shown in the table below, the Allowance for Loan Losses as a percentage of loans decreased from .96% at December 31, 2005 to .93% at September 30, 2006. The amount of the allowance increased $177,000 since year-end 2005. The increase is a result of a $225,000 provision for the first nine months, less net charge-offs. Gross charge-offs for the first nine months of 2006 were $203,000, while recoveries were $155,000.

	September 30,	December 31,
(in thousands)	2006	2005	2004	2003	2002
Balance, at beginning of period	$3,664	$3,919	$3,620	$3,621	$3,250
Provision charged to income	225	60	-	435	435
Increase related to acquisition	-	-	290	-	-
Recoveries on loans previously
charged against the allowance	155	57	324	116	115
	4,044	4,036	4,234	4,172	3,800
Loans charged against the allowance	(203)	(372)	(315)	(552)	(179)
Balance, at end of year	$3,841	$3,664	$3,919	$3,620	$3,621

Allowance for loan losses as a percent
of total loans	0.93%	0.96%	1.09%	1.14%	1.21%

Allowance for loan losses as a percent
of non-performing loans	164.71%	163.94%	176.53%	134.62%	119.94%

    The adequacy of the allowance for loan losses is subject to a formal analysis by management of the Company. Management deems the allowance to be adequate to absorb inherent losses probable in the portfolio, as of September 30, 2006. The Company has disclosed in its annual report on Form 10-K for the year ended December 31, 2005 the process and methodology supporting the loan loss provision.

Bank Owned Life Insurance

The Company has elected to purchase bank owned life insurance to offset future employee benefit costs. As of September 30, 2006 the cash surrender value of this life insurance is $7,967,000, an increase of $224,000 since year end. The use of life insurance policies provides the bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.

Deposits

Traditional deposits continue to be the most significant source of funds for the Company. As shown in the following tables (dollars in thousands), deposits increased $18.4 million or 4.3%, since December 31, 2005. As of September 30, 2006, NOW accounts increased by $11.5 million. Most of the increase in NOW accounts is due to local governmental agencies moving their accounts from money market accounts to NOW accounts during the first nine months of the year. Hence, money market deposit accounts decreased $4.9 million. Certificates of deposit decreased by $3.5 million mainly due to the expected redemption of a $4.2 million deposit from a local school district. In an effort to develop alternative funding sources and to manage our overall cost of funds, we began using brokered deposits in 2006. During the first nine months, we acquired $15.3 million of brokered deposits with terms ranging from six to eighteen months.
	September 30, 2006		December 31, 2005
(in thousands)	Amount	%	Amount	%
Non-interest-bearing deposits	$49,741	11.1	$50,600	11.8
NOW accounts	85,097	19.0	73,548	17.1
Savings deposits	39,028	8.7	38,303	8.9
Money market deposit accounts	47,702	10.6	52,632	12.2
Certificates of deposit	210,439	47.0	213,900	49.8
Brokered Deposits	16,152	3.6	816	0.2
Total	$448,159	100.0	$429,799	100.0

	September 30, 2006/
	December 31, 2005
	Change
(in thousands)	Amount	%
Non-interest-bearing deposits	$(859)	(1.7)
NOW accounts	11,549	15.7
Savings deposits	725	1.9
Money market deposit accounts	(4,930)	(9.4)
Certificates of deposit	(3,461)	(1.6)
Brokered Deposits	15,336	-
Total	$18,360	4.3

Borrowed Funds

    Borrowed funds increased $11,621,000 during the first nine months of 2006. In an effort to decrease our overall cost of funds, we obtained term funding totaling $8.0 million through the Federal Home Loan Bank with maturities of two years and under. The funding was needed mainly due to the fact that loans grew at a higher rate than the acquired deposits. The Company's daily cash requirements are met by using the financial instruments available through the Federal Home Loan Bank.

In December 2003, the Company formed a special purpose entity, Citizens Financial Statutory Trust I (“the Entity”), to issue $7,500,000 of floating rate obligated mandatory redeemable securities as part of a pooled offering. The rate is determined quarterly and floats based on the 3 month LIBOR plus 2.80%. At September 30, 2006, the rate was 8.19%. The Entity may redeem them, in whole or in part, at face value after December 17, 2008. The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable, which is included within borrowed funds in the liabilities section of the Company’s balance sheet. Under current accounting rules, the Company’s minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet. The Entity is not consolidated as part of the Company’s consolidated financial statements.

Stockholder’s Equity

We evaluate stockholders’ equity in relation to total assets and the risks associated with those assets. The greater the capital resource, the more likely a corporation is to meet its cash obligations and absorb unforeseen losses. For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total Stockholders’ Equity was $43,578,000 at September 30, 2006 compared to $41,561,000, at December 31, 2005, an increase of $2,017,000 or 4.9%. Excluding accumulated other comprehensive income, stockholder’s equity increased $1,495,000, or 3.5%. In the first nine months of 2006, the Company had net income of $4,310,000 and paid dividends of $1,820,000, representing a dividend payout ratio of 42.2%. The Company also purchased 43,959 shares of treasury stock for $996,260 at a weighted average cost of $22.66 per share.

All of the Company’s investment securities are classified as available-for-sale making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. Accumulated other comprehensive loss increased $522,000 compared to December 31, 2005 as a result of interest rate movements.

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

	September 30,		December 31,
(dollars in thousands)	2006		2005
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$46,871	12.57%	$44,731	12.88%
For capital adequacy purposes	29,829	8.00%	27,793	8.00%
To be well capitalized	37,286	10.00%	34,741	10.00%

Tier I capital (to risk-weighted assets)
Company	$43,008	11.53%	$41,067	11.82%
For capital adequacy purposes	14,914	4.00%	13,897	4.00%
To be well capitalized	22,372	6.00%	20,845	6.00%

Tier I capital (to average assets)
Company	$43,008	7.91%	$41,067	8.04%
For capital adequacy purposes	21,741	4.00%	20,440	4.00%
To be well capitalized	27,176	5.00%	25,551	5.00%

The Bank’s computed risk-based capital ratios are as follows:

	September 30,		December 31,
(dollars in thousands)	2006		2005
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$40,295	10.82%	$37,203	10.72%
For capital adequacy purposes	29,799	8.00%	27,771	8.00%
To be well capitalized	37,248	10.00%	34,714	10.00%

Tier I capital (to risk-weighted assets)
Bank	$36,434	9.78%	$33,538	9.66%
For capital adequacy purposes	14,899	4.00%	13,886	4.00%
To be well capitalized	22,349	6.00%	20,828	6.00%

Tier I capital (to average assets)
Bank	$36,434	6.71%	$33,538	6.57%
For capital adequacy purposes	21,729	4.00%	20,430	4.00%
To be well capitalized	27,162	5.00%	25,537	5.00%

On April 4, 2001, our Company filed a Registration Statement on Form S-3 establishing a Dividend Re-Investment Plan (DRIP), which was effective for the second quarter dividend in 2001. As of September 30, 2006 we have 447 shareholders participating representing 350,751 shares and the total number of shares purchased since the inception of the plan is 43,785. On July 19, 2006, the DRIP was amended requiring shareholders of record on or after August 1, 2006 to enroll a minimum of 100 shares to be eligible for participation. Those shareholders participating as of July 31, 2006 who have less than 100 shares may continue participation in the DRIP.

At its Annual Meeting of Shareholders on April 19, 2006, the shareholders approved the 2006 Restricted Stock Plan (2006 Plan). The 2006 Plan will provide stock compensation to selected employees and non-employee directors based upon the Company’s performance and other factors. 100,000 shares have been authorized to be awarded through the term of the 2006 Plan, which expires April 18, 2016. Through September 30, 2006, no shares have been awarded.

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2006 (dollars in thousands):

Commitments to extend credit	$60,516
Standby letters of credit	2,193
$62,709

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

Cash generated by operating activities, investing activities and financing activities influences liquidity management. The most important source of funds is the deposits that are primarily core deposits (deposits from customers with other relationships). Short-term debt from the Federal Home Loan Bank supplements our Company’s availability of funds as well as line of credit arrangements with corresponding banks. Other sources of short-term funds include brokered CD’s and the sale of loans and investments, if needed.

Our Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented. Other significant uses of funds include purchasing Regulatory Stock, as well as capital expenditures. Capital expenditures during the first nine months of 2006 were $828,000, a decrease of $268,000 from the same period in 2005. $927,000 was spent in 2005 to purchase property for future expansion.

Our Company achieves additional liquidity primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA, and investments that mature in less than one year. The Company also has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $221.7 million as an additional source of liquidity.

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

	September 30,	December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
Non-performing loans:
Non-accruing loans	$1,049	$867	$722	$578	$1,064
Impaired loans	842	1,031	1,061	1,926	1,916
Accrual loans - 90 days or
more past due	441	337	437	185	39
Total non-performing loans	2,332	2,235	2,220	2,689	3,019
Foreclosed assets held for sale	809	619	712	305	221
Total non-performing assets	$3,141	$2,854	$2,932	$2,994	$3,240
Non-performing loans as a percent of loans
net of unearned income	0.57%	0.58%	0.62%	0.85%	1.01%
Non-performing assets as a percent of loans
net of unearned income	0.76%	0.75%	0.82%	0.94%	1.09%

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

    Currently, our Company has equity securities that represent only 2.7% of our investment portfolio and, therefore, equity risk is not significant.

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

    We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure. A shock analysis during the third quarter of 2006 indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twenty-four months, well within our ability to manage effectively.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

7/1/06 to 7/31/06	1,400	$22.50	1,400	120,638	(1)
8/1/06 to 8/31/06	8,123	$22.47	8,123	112,515	(1)
9/1/06 to 9/30/06	189	$22.04	189	112,326	(1)

(1) On January 7, 2006, the Board of Directors authorized the repurchase of 140,000 shares, as filed with the Securities and Exchange Commission on January 20, 2006 on Form 8-K. The repurchase plan does not have an expiration date. As of September 30, 2006, there were 112,326 shares that may yet be repurchased under this plan.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K.

3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended(1)
3.2	Bylaws of Citizens Financial Services, Inc.(2)
4	Instrument defining the rights of security holders. (3)
10.1	Amended and Restated Executive Employment Agreement between Citizens Financial Services, Inc., First Citizens National Bank and Randall E. Black(4)
10.2	Consulting and Non-Compete Agreement between Citizens Financial Services, Inc., First Citizens National Bank and Richard E. Wilber(5)
10.3	Citizens Financial Services, Inc. Directors’ Deferred Compensation Plan(6)
10.4	Citizens Financial Services, Inc. Directors’ Life Insurance Program(7)
11	Statement re computation of per share earnings(8)
19	Quarterly Shareholders’ Report for the period ended September 30, 2006
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
99.1	Independent registered public accounting firm’s review of financial statements for the period ended September 30, 2006.

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

(3) Incorporated by reference to Exhibit 4 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006, as filed with the Commission on August 10, 2006.

(4) Incorporated by reference to Exhibit 99.1 on Form 8-K filed with the Commission on September 19, 2006.

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

(8) The statement regarding computation of per share earnings required by this exhibit is contained in Note 1 to the consolidated financial statements captioned “Earnings Per Share” as part of Item 8 of this report.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Citizens Financial Services, Inc. (Registrant)

Date: November 9, 2006	By:	/s/ Randall E. Black

By: Randall E. Black Chief Executive Officer and President (Principal Executive Officer)

Date: November 9, 2006	By:	/s/ Mickey L. Jones

By: Mickey L. Jones Chief Financial Officer (Principal Accounting Officer)