Form 10-K
period 2006-12-31
CITIZENS FINANCIAL SERVICES INC
filed 2007-03-13
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

■ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2006

or

□ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-13222

CITIZENS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	23-2265045
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
15 South Main Street, Mansfield, Pennsylvania	16933
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(570) 662-2121

Securities registered pursuant to Section 12(b) of the Act:	None

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
                                                                       ■
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $57,423,080 as of June 30, 2006.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,819,692 as of March 1, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts III is incorporated by reference to Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders.

Certain information required by Parts I and II is incorporated by reference to Registrant’s Annual Report to Shareholders for the year ended December 31, 2006.

II

Citizens Financial Services, Inc. Form 10-K INDEX
Page
PART I
ITEM 1 - BUSINESS	1 - 5
ITEM 1A - RISK FACTORS	6 - 8
ITEM 1B - UNRESOLVED STAFF COMMENTS	8
ITEM 2 - PROPERTIES	8
ITEM 3 - LEGAL PROCEEDINGS	8
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	8
PART II
ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	9
ITEM 6 - SELECTED FINANCIAL DATA	9
ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	9
ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	10
ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	10
ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	10
ITEM 9A - CONTROLS AND PROCEDURES	10
ITEM 9B- OTHER INFORMATION	10
PART III
ITEM 10 - DIECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	11
ITEM 11 - EXECUTIVE COMPENSATION	11
ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	11 - 12
ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	12
ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES	12
PART IV
ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES	13 - 14
SIGNATURES	15

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

FIRST CITIZENS NATIONAL BANK

The Bank was created as a result of the merger of Citizens National Bank of Blossburg, Pennsylvania with and into The First National Bank of Mansfield in 1970. Upon consummation of the merger, the Bank had a total of 2 offices and served Tioga county in Pennsylvania. In 1971, the Bank expanded its operations into Potter County through the acquisition of the Grange National Bank, which had offices in Ulysses and Genesee, Pennsylvania. As previously discussed, the Bank became the wholly-owned subsidiary of Citizens Financial Services, Inc. in 1984. On November 16, 1990, the Company acquired Star Savings and Loan Association, originally organized as a Pennsylvania state-chartered mutual savings and loan association in 1899, and converted it into a Pennsylvania state-chartered permanent reserve fund stock savings and loan association on March 27, 1986. On December 31, 1991, the Star Savings and Loan Association merged with and into the Bank. On April 20, 1996, the Bank purchased two branch offices of Meridian Bank in Canton and Gillett, Pennsylvania. In October 1996, the Bank opened an office in the Weis Supermarket in Wellsboro, Pennsylvania. In August of 2000, the Bank opened an office in the Wal-Mart Super-center in Mansfield, Pennsylvania. On October 27, 2000, the Bank purchased six branch offices of Sovereign Bank in Bradford County, Pennsylvania. In February 2001, the Bank consolidated two of the six Sovereign branches. On June 4, 2004, two branches of The Legacy Bank in Bradford County, Pennsylvania were purchased and the Bank consolidated two of its existing branches to maximize efficiencies. On December 17, 2005, the Hannibal branch of the Fulton Savings Bank in Hannibal, New York was acquired. Simultaneous with the purchase, the branch was relocated to Wellsville, New York (Allegany County). A temporary banking facility was opened on December 19, 2005. A permanent banking facility was constructed during 2006 and was opened for business on October 30, 2006.

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

As of December 31, 2006, the Bank employed 158 full time employees and 35 part-time employees, resulting in 172 full time equivalent employees at our corporate offices and other banking locations.

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

Additional information related to our business and competition is included under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” appearing in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2006, which is incorporated herein by reference.

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

PROMPT CORRECTIVE ACTION RULES

The federal banking agencies have regulations defining the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Institutions that are classified as undercapitalized, significantly undercapitalized or critically undercapitalized are subject to various supervision measures based on the degree of undercapitalization. The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a “well-capitalized” institution as “adequately capitalized” or require an “adequately capitalized” or “undercapitalized” institution to comply with supervisory actions as if it were in the next lower category. Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings). The Company and the Bank each satisfy the criteria to be classified as “well capitalized” within the meaning of applicable regulations.

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

Under these policies and subject to the restrictions applicable to the Bank, the Bank could have declared, during 2006, without prior regulatory approval, aggregate dividends of approximately $4.8 million, plus net profits earned to the date of such dividend declaration.

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

Under Section 404 of SOX, we will be required, among other things, to conduct a comprehensive review and confirmation of the adequacy of our existing systems and controls as of December 31, 2007 and the end of each succeeding fiscal year.  This will result in significant additional expenses beginning in 2007 that may adversely affect our results of operations.  In a SOX 404 review, we could uncover deficiencies or material weaknesses in existing systems and controls.  If that is the case, we would have to take the necessary steps to correct any deficiencies or material weaknesses, which may be costly and may strain our management resources.   We also would be required to disclose any material weaknesses, which could adversely affect the market price of our common stock.

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

FDIC INSURANCE ASSESSMENTS

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The Federal Deposit Insurance Corporation recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the Federal Deposit Insurance Corporation’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the Federal Deposit Insurance Corporation and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Reform Act also provided for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending December 31, 2006 averaged 1.28 basis points of assessable deposits.

The Reform Act provided the Federal Deposit Insurance Corporation with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

NEW LEGISLATION

No significant legislation in the financial services area was enacted in 2006. Legislation had been enacted in 2006 to reform FDIC insurance, see above.

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

In view of the changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities including the Federal Reserve System, no prediction can be made as to possible changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Company and the Bank. Additional information is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2006, which is incorporated herein by reference.

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

Under Section 404 of SOX, we will be required to conduct a comprehensive review and assessment of the adequacy of our existing systems and controls as of the end of 2007 and each succeeding fiscal year, and our auditors will have to attest to our assessment beginning with the twelve months ended December 31, 2008. This will result in additional expenses in 2007 and beyond that may adversely affect our results of operations. In a SOX 404 review, we could uncover deficiencies or material weaknesses in existing systems and controls. If that is the case, we would have to take the necessary steps to correct any deficiencies or material weaknesses, which may be costly and may strain our management resources. We also would be required to disclose any such material weaknesses, which could adversely affect the market price of our common stock. For a discussion of the requirements of SOX, see “Supervision and Regulation - Sarbanes-Oxley Act.”

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

Not applicable.

ITEM 2 - PROPERTIES.

The headquarters of the Company and Bank are located at 15 South Main Street, Mansfield, Pennsylvania. The building contains the central offices of the Company and Bank. Our bank also owns fifteen other banking facilities and leases two other facilities. All buildings owned by the Bank are free of any liens or encumbrances.

The net book value of owned properties and leasehold improvements totaled $11,136,595 as of December 31, 2006. The properties are adequate to meet the needs of the employees and customers. We have equipped all of our facilities with current technological improvements for data and word processing.

ITEM 3 - LEGAL PROCEEDINGS.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended December 31, 2006, no matters were submitted to vote of security holders through a solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's stock is not listed on any stock exchange, but it is listed for quotation on the National Association of Securities Dealers OTC Bulletin Board electronic system, under the trading symbol CZFS.OB.

Additional information is included under the captions “Earnings Per Share”, “Common Stock” and “Company and Shareholders’ Information” appearing in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2006, which is incorporated herein by reference.

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

Under the Pennsylvania Business Corporation Law of 1988, our company may pay dividends only if, after payment, our company would be able to pay our debts as they become due in the usual course of our business and our total assets will be greater than the sum of our total liabilities. Additional information is included under the caption “Footnote 13 - Regulatory Matters” appearing in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2006, which is incorporated herein by reference.

The Company distributed a 1% stock dividend on July 28, 2006 to all shareholders of record as of July 14, 2006.

As of March 1, 2007, the Company had approximately 1,556 stockholders of record. The computation of stockholders of record excludes individual participants in securities positions listings. The Company has not sold any unregistered shares of common stock in the past three years. The following table presents information regarding the Company’s stock repurchases during the three months ended December 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October	3,252	$22.75	3,252	109,074
November	1,730	$21.91	1,730	107,344
December	5,298	$21.51	5,298	102,046
Total	10,280	$21.97	10,280	102,046

On January 7, 2006, the Company announced that the Board of Directors authorized the Company to repurchase up to 140,000 shares. The repurchases will be conducted through open-market purchases or privately negotiated transactions and will be made from time to time depending on market conditions and other factors. No time limit was placed on the duration of the share repurchase program. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

ITEM 6 - SELECTED FINANCIAL DATA.

The information under the caption “Five Year Summary of Operations” appearing in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2006, is incorporated in its entirety by reference in response to this Item 6.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2006, is incorporated in its entirety by reference in response to this Item 7.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2006, is incorporated in its entirety by reference in response to this Item 7A.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information under the caption “Consolidated Financial Statements” appearing in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2006, is incorporated in their entirety by reference in response to this Item 8.

Financial Statements:

Consolidated Balance Sheet as of December 31, 2006 and 2005
Consolidated Statement of Income for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statement of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A - CONTROLS AND PROCEDURES.

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures as of December 31, 2006 were effective in ensuring that material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis. Additionally, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with U.S. generally accepted accounting principles.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2006.

ITEM 9B - OTHER INFORMATION.

      None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

For information relating to the directors of the Company, the section captioned “Proposal 1. Election of Directors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

For information relating to officers of the Company, the section captioned “Proposal 1. Election of Directors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Compliance” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference.

Disclosure of Code of Ethics

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

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Proposal 1. Election of Directors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Compensation

For information regarding executive compensation, the sections captioned “Executive Compensation” and“Director Compensation” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference.

Corporate Governance

For information regarding the compensation committee, the sections captioned “Compensation/Human Resource Committee Interlocks and Insider Participation” and“Compensation Committee Report” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)
Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

(b)
Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2006 about Company common stock that may be issued under the Company’s 2006 Restricted Stock Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders			100,000
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total			100,000

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers - Transactions with Management” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

Corporate Governance

For information regarding director independence, the section captioned “Proposal 1 - Election of Directors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses the section captioned “Proposal 2. Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this report:

1. The following financial statements are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2006 and 2005
Consolidated Statement of Income for the Years Ended December 31, 2006, 2005 and 2004
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2006, 2005 and  2004
Consolidated Statement of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

2. All financial statement schedules are omitted because the required information is either not applicable, not required or is  shown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection  (a)(1) of this item.

  3. The following Exhibits are filed herewith, or incorporated by reference as a part of this report.

3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended(1)
3.2	Bylaws of Citizens Financial Services, Inc.(2)
4	Instrument defining the rights of security holders (3)
10.1	Amended and Restated Executive Employment Agreement between Citizens Financial Services, Inc., First Citizens National Bank and Randall E. Black(4)
10.2	Consulting and Non-Compete Agreement between Citizens Financial Services, Inc., First Citizens National Bank and Richard E. Wilber(5)
10.3	Citizens Financial Services, Inc. Directors’ Deferred Compensation Plan(6)
10.4	Citizens Financial Services, Inc. Directors’ Life Insurance Program(7)
10.5	Citizens Financial Services, Inc. 2006 Restricted Stock Plan(8)
11	Statement re computation of per share earnings(9)
13	The Annual Report to Shareholders(10)
21	List of Subsidiaries
23	Consent of S.R. Snodgrass, A.C., Certified Public Accountants
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

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

(4) Incorporated by reference to Form 8-K filed with the Commission on September 19, 2006.

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

(8) Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8, as filed with the Commission on August 29, 2006.

(9) The statement regarding computation of per share earnings required by this exhibit is contained in Note 1 to the consolidated financial statements captioned “Earnings Per Share.” as part of Item 8 of this report.

(10) Incorporated by reference to the Company’s Annual Report Summary filed for the fiscal year ended December 31, 2006, as filed with the Commission on March 13, 2007.

(b) See Item 15(a)(3).

(c) The exhibits required to be filed by this item are listed under Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Financial Services, Inc.

(Registrant)

/s/ Randall E. Black	/s/ Mickey L. Jones

By: Randall E. Black President (Principal Executive Officer) Date: March 13, 2007	By: Mickey L. Jones Treasurer (Principal Financial & Accounting Officer) Date: March 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Capacity	Date
/s/ Randall E. Black Randall E. Black, President, Director (Principal Executive Officer)	March 13, 2007
/s/ Carol J. Tama Carol J. Tama, Director	March 13, 2007
/s/ R. Lowell Coolidge R. Lowell Coolidge, Director	March 13, 2007
/s/ Rudolph J. van der Hiel Rudolph J. van der Hiel, Director	March 13, 2007
/s/ John E. Novak John E. Novak, Director	March 13, 2007
/s/ Robert W. Chappell Robert W. Chappell, Director	March 13, 2007
/s/ Mark L. Dalton Mark L. Dalton, Director	March 13, 2007
/s/ R. Joseph Landy R. Joseph Landy, Director	March 13, 2007
/s/ Roger C. Graham, Jr. Roger C. Graham, Director	March 13, 2007
/s/ E. Gene Kosa E. Gene Kosa, Director	March 13, 2007
/s/ Rinaldo A. DePaola Rinaldo A. DePaola , Director	March 13, 2007