Form 10-Q
period 2007-03-31
CITIZENS FINANCIAL SERVICES INC
filed 2007-05-11
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act) Check one:

Large Accelerated File ____ Accelerated Filer ____ Non-accelerated Filer __X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes____ No __X__

The number of shares outstanding of the Registrant's Common Stock, as of May 1, 2007, was 2,819,692 shares of Common Stock, par value $1.00.

Citizens Financial Services, Inc.
Form 10-Q

INDEX

		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheet as of March 31, 2007 and December 31, 2006	1
	Consolidated Statement of Income for the Three Months Ended March 31, 2007 and 2006	2
	Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2007 and 2006	3
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2007 and 2006	4
	Notes to Consolidated Financial Statements	5-7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults upon Senior Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	24-25
	Signatures	26

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31	December 31
(in thousands except share data)	2007	2006
ASSETS:
Cash and due from banks:
Noninterest-bearing	$7,491	$10,007
Interest-bearing	2	8
Total cash and cash equivalents	7,493	10,015

Available-for-sale securities	109,320	109,743

Loans (net of allowance for loan losses:
2007, $3,972 and 2006, $3,876)	408,285	410,897

Premises and equipment	12,898	12,892
Accrued interest receivable	2,577	2,458
Goodwill	8,605	8,605
Bank owned life insurance	8,126	8,047
Other assets	9,064	9,511

TOTAL ASSETS	$566,368	$572,168

LIABILITIES:
Deposits:
Noninterest-bearing	$50,865	$48,509
Interest-bearing	406,183	398,006
Total deposits	457,048	446,515
Borrowed funds	58,686	75,775
Accrued interest payable	2,167	2,287
Other liabilities	4,081	4,091
TOTAL LIABILITIES	521,982	528,668
STOCKHOLDERS' EQUITY:
Common Stock
$1.00 par value; authorized 10,000,000 shares;
issued 2,992,896 shares in 2007 and 2006, respectively	2,993	2,993
Additional paid-in capital	11,933	11,933
Retained earnings	34,767	34,007
Accumulated other comprehensive loss	(1,605)	(1,737)
Treasury Stock, at cost: 173,204 shares for
2007, and 172,954 shares for 2006	(3,702)	(3,696)
TOTAL STOCKHOLDERS' EQUITY	44,386	43,500
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$566,368	$572,168

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended
	March 31,
(in thousands, except per share data)	2007	2006
INTEREST INCOME:
Interest and fees on loans	$7,357	$6,519
Investment securities:
Taxable	1,014	819
Nontaxable	224	226
Dividends	91	67
TOTAL INTEREST INCOME	8,686	7,631
INTEREST EXPENSE:
Deposits	3,309	2,601
Borrowed funds	926	663
TOTAL INTEREST EXPENSE	4,235	3,264
NET INTEREST INCOME	4,451	4,367
Provision for loan losses	120	60
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,331	4,307
NON-INTEREST INCOME:
Service charges	748	706
Trust	138	129
Brokerage	15	58
Insurance	4	36
Investment securities losses, net	-	(6)
Earnings on bank owned life insurance	79	72
Other	143	137
TOTAL NON-INTEREST INCOME	1,127	1,132
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,093	2,036
Occupancy	301	308
Furniture and equipment	128	152
Professional fees	165	140
Amortization	36	144
Other	1,055	1,111
TOTAL NON-INTEREST EXPENSES	3,778	3,891
Income before provision for income taxes	1,680	1,548
Provision for income taxes	300	272
NET INCOME	$1,380	$1,276

Earnings Per Share	$0.49	$0.44
Cash Dividends Paid	$0.22	$0.21

Weighted average number of shares outstanding	2,819,775	2,867,964

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended
	March 31
(in thousands)		2007		2006
Net income		$1,380		$1,276
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	200		(614)
Less: Reclassification adjustment for loss included in net income	-		6
Other comprehensive income (loss), before tax		200		(608)
Income tax expense (benefit) related to other comprehensive loss		68		(207)
Other comprehensive income (loss), net of tax		132		(401)
Comprehensive income		$1,512		$875

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Three Months Ended
	March 31,
(in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,380	$1,276
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	120	60
Depreciation and amortization	194	382
Amortization and accretion of investment securities	52	138
Deferred income taxes	13	(82)
Investment securities losses, net	-	6
Earnings on bank owned life insurance	(79)	(72)
Originations of loans held for sale	(1,377)	(589)
Proceeds from sales of loans held for sale	1,395	595
Gain on sale of foreclosed assets held for sale	(23)	(13)
Increase in accrued interest receivable	(119)	(152)
Decrease in accrued interest payable	(120)	(205)
Other, net	(151)	(90)
Net cash provided by operating activities	1,285	1,254

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	-	3,793
Proceeds from maturity and principal repayments of securities	2,653	3,878
Purchase of securities	(2,082)	(11,792)
Proceeds from redemption of Regulatory Stock	473	683
Purchase of Regulatory Stock	(80)	(1,269)
Net decrease (increase) in loans	2,519	(6,174)
Purchase of premises and equipment	(188)	(81)
Proceeds from sale of foreclosed assets held for sale	80	50
Net cash provided by (used in) investing activities	3,375	(10,912)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	10,533	(2,352)
Proceeds from long-term borrowings	5,706	288
Repayments of long-term borrowings	(3,000)	(71)
Net (decrease) increase in short-term borrowed funds	(19,795)	14,151
Purchase of Treasury Stock	(6)	(567)
Dividends paid	(620)	(598)
Net cash (used in) provided by financing activities	(7,182)	10,851

Net (decrease) increase in cash and cash equivalents	(2,522)	1,193

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,015	8,609
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,493	$9,802

Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,355	$3,459

Income taxes paid	$-	$150

Loans transferred to foreclosed property	$-	$103

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

Citizens Financial Service, Inc., (individually and collectively with its direct and indirect subsidiaries, the “Company”) is a Pennsylvania corporation organized as the holding company of its wholly owned subsidiary, First Citizens National Bank (the “Bank”), and its subsidiary, First Citizens Insurance Agency, Inc. All material inter-company balances and transactions have been eliminated in consolidation.

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

In the opinion of Management of the registrant, the accompanying interim financial statements for the quarters ended March 31, 2007 and 2006 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the three-month period ended March 31, 2007 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s Annual Report to shareholders and Form 10-K for the period ended December 31, 2006.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share. Earnings per share calculations give retroactive effect to stock dividends declared by the Company. The Company has no dilutive securities.

	Three months ended
	March 31,
	2007	2006

Net income applicable to common stock	$1,380,000	$1,276,000
Weighted average common shares outstanding	2,819,775	2,867,964

Earnings per share	$0.49	$0.44

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily the result of tax-exempt income earned from state and municipal securities and loans and investments in tax credits.

Note 4 - Employee Benefit Plans

For a detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 10 of the Company's Consolidated Financial Statements included in the 2006 Annual Report on Form 10-K.

Defined Benefit Plan

The following sets forth the components of net periodic benefit costs of the noncontributory defined benefit plan for the three months ended March 31, 2007 and 2006, respectively (in thousands):

	Pension Benefits

	2007	2006
Service cost	$104	$91
Interest cost	99	82
Expected return on plan assets	(107)	(95)
Net amortization and deferral	24	15

Net periodic benefit cost	$120	$93

The Company expects to contribute $450,540 to its noncontributory defined benefit pension plan in 2007. As of March 31, 2007, the Company has contributed $112,635.

Defined Contribution Plan

The Company also sponsors a defined contribution, 401(k) plan covering substantially all of its employees. The Company contributes three percent of applicable salaries into the plan. Contributions totaled $53,500 and $49,900 for the three months ended March 31, 2007 and 2006, respectively.

Note 5 - Recent Accounting Pronouncements

    In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s results of operations or financial condition.

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
•
We could experience greater loan delinquencies than anticipated, adversely affecting our earnings and financial condition. We could also experience greater losses than expected due to the ever increasing volume of information theft and fraudulent scams impacting our customers and the banking industry.

•
We could lose the services of some or all of our key personnel, which would negatively impact our business because of their business development skills, financial expertise, lending experience, technical expertise and market area knowledge.

Except as required by applicable law and regulation, we assume no obligation to update or revise any forward-looking statements after the date on which they are made.

Introduction

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Citizens Financial Service, Inc., a bank holding company and its subsidiary (the Company). Our Company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary’s (First Citizens National Bank) financial conditions and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding March 31, 2007 financial information. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results you may expect for the full year.

Our Company currently engages in the general business of banking throughout our service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 16 banking facilities. In Pennsylvania, these offices are located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, the Wellsboro Weis Market store, and the Mansfield Wal-Mart Super Center. In New York, we have a new recently constructed branch office in Wellsville.

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

Readers should carefully review the risk factors described in other documents our Company files from time to time with the Securities and Exchange Commission, including the Annual Report for the year ended December 31, 2006, filed by our Company and any current reports on Form 8-K filed by us.

We face strong competition in the communities that we serve from other commercial banks, savings banks, and savings and loan associations, some of which are substantially larger institutions than our subsidiary. In addition, insurance companies, investment-counseling firms, and other business firms and individuals offer personal and corporate trust services. We also compete with credit unions, issuers of money market funds, securities brokerage firms, consumer finance companies, mortgage brokers and insurance companies. These entities are strong competitors for virtually all types of financial services. The financial services industry continues to experience tremendous change to competitive barriers between bank and non-bank institutions. We must compete not only with traditional financial institutions, but in addition, with other business corporations that have begun to deliver competing financial services, and banking services that are easily accessible through the internet. Competition for banking services is based on price, nature of product, quality of service, and in the case of certain activities, convenience of location.

Trust and Investment Services

Our Investment and Trust Services Department is committed to helping our customers meet their financial goals. The Trust Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities. We also help the members of our communities prepare for retirement by providing retirement plans for local employers and by managing individual IRA accounts. Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Company. As of March 31, 2007 and December 31, 2006, the Trust Department had $87.2 million and $82.6 million of assets under management, respectively.

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

Results of Operations

Overview of the Income Statement

    The Company had net income of $1,380,000 for the first three months of 2007 compared with earnings of $1,276,000 for last year’s comparable period, an increase of $104,000 or 8.2%. Earnings per share for the first three months of 2007 were $0.49, compared to $.44 last year representing an 11.4% increase. Annualized return on assets and return on equity for the three months of 2007 was .96% and 12.10%, respectively, compared with .96% and 11.84% for last year’s comparable period. Details of the reasons for this change are discussed on the following pages.

Net Interest Income

Net interest income, the most significant component of earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income, for the first quarter of 2007, was $4,451,000, an increase of $84,000, compared to the same period in 2006. For the first three months of 2007, the provision for loan losses totaled $120,000 compared to $60,000 for the first three months of 2006. Consequently, net interest income after the provision for loan losses was $4,331,000, an increase of $24,000 over the first three months of 2006.

The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created:

			Analysis of Average Balances and Interest Rates (1)

	March 31, 2007			March 31, 2006			March 31, 2005
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	4	-	4.75	8	-	4.36	10	-	2.43
Total short-term investments	4	-	4.75	8	-	4.36	10	-	2.43
Investment securities:
Taxable	92,595	1,116	4.82	84,313	898	4.26	89,605	854	3.81
Tax-exempt (3)	22,584	339	6.00	23,117	342	5.92	11,223	177	6.31
Total investment securities	115,179	1,455	5.05	107,430	1,240	4.62	100,828	1,031	4.09
Loans:
Residential mortgage loans	212,381	3,835	7.32	203,365	3,481	6.94	197,447	3,321	6.82
Commercial & farm loans	145,065	2,791	7.80	125,974	2,325	7.49	115,222	1,950	6.86
Loans to state & political subdivisions	45,021	671	6.04	43,318	640	5.99	37,965	564	6.02
Other loans	12,138	276	9.22	12,932	280	8.78	12,367	270	8.85
Loans, net of discount (2)(3)(4)	414,605	7,573	7.41	385,589	6,726	7.07	363,001	6,105	6.82
Total interest-earning assets	529,788	9,028	6.91	493,027	7,966	6.55	463,839	7,136	6.24
Cash and due from banks	9,096			8,606			8,372
Bank premises and equipment	12,953			12,276			11,769
Other assets	19,147			18,532			18,789
Total non-interest earning assets	41,196			39,414			38,930
Total assets	570,984			532,441			502,769
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	85,225	424	2.02	80,617	319	1.60	68,324	114	0.68
Savings accounts	37,948	32	0.34	38,899	29	0.30	40,327	28	0.28
Money market accounts	48,372	436	3.66	45,358	309	2.76	43,880	157	1.45
Certificates of deposit	233,551	2,417	4.20	212,394	1,944	3.71	214,609	1,869	3.53
Total interest-bearing deposits	405,096	3,309	3.31	377,268	2,601	2.80	367,140	2,168	2.39
Other borrowed funds	67,594	926	5.56	57,313	663	4.69	46,137	378	3.32
Total interest-bearing liabilities	472,690	4,235	3.63	434,581	3,264	3.05	413,277	2,546	2.50
Demand deposits	47,580			48,203			44,128
Other liabilities	6,216			6,529			4,513
Total non-interest-bearing liabilities	53,796			54,732			48,641
Stockholders' equity	44,498			43,128			40,851
Total liabilities & stockholders' equity	570,984			532,441			502,769
Net interest income		4,793			4,702			4,590
Net interest spread (5)			3.28%			3.50%			3.74%
Net interest income as a percentage
of average interest-earning assets			3.67%			3.87%			4.01%
Ratio of interest-earning assets
to interest-bearing liabilities			1.12			1.13			1.12

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%. For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate. The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ending March 31, 2007, 2006 and 2005:

	For the Three Months
	Ended March 31,
In thousands:	2007	2006	2005

Total interest income	$8,686	$7,631	$6,879
Total interest expense	4,235	3,264	2,546

Net interest income	4,451	4,367	4,333
Tax equivalent adjustment	342	335	257

Net interest income (fully taxable equivalent)	$4,793	$4,702	$4,590

  The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense.

	2007 vs. 2006 (1)			2006 vs. 2005 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ -	$ -	$ -	$ -	$ -	$ -
Investment securities:
Taxable	54	164	218	(52)	96	44
Tax-exempt	(8)	5	(3)	177	(12)	165
Total investments	46	169	215	125	84	209
Loans:
Residential mortgage loans	119	235	354	104	56	160
Commercial & farm loans	373	93	466	736	(361)	375
Loans to state & political subdivisions	25	6	31	79	(3)	76
Other loans	(18)	14	(4)	12	(2)	10
Total loans, net of discount	499	348	847	931	(310)	621
Total Interest Income	545	517	1,062	1,056	(226)	830
Interest Expense:
Interest-bearing deposits:
NOW accounts	17	88	105	16	189	205
Savings accounts	(1)	4	3	(1)	2	1
Money Market accounts	19	108	127	5	147	152
Certificates of deposit	112	361	473	(19)	94	75
Total interest-bearing deposits	147	561	708	1	432	433
Other borrowed funds	(695)	958	263	38	247	285
Total interest expense	(548)	1,519	971	39	679	718
Net interest income	$ 1,093	$ (1,002)	$ 91	$ 1,017	$ (905)	$ 112

(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

As can be seen from the preceding tables, we continue to experience a compression of our net interest margin. Due to the inversion of the yield curve, the net interest spread has decreased from 3.50% for the first three months of 2006 to 3.28% for the first three months of 2007. While short-term interest rates have increased nearly 425 basis points since June 2004, long-term rates have remained within a much more narrow trading range. As such, our cost of funds (interest paid on deposits and borrowings) has increased while the rates earned on interest bearing assets have not increased accordingly. Our interest margin will improve when the normal steepness of the yield curve returns. We continue to review various pricing and investment strategies in an attempt to maintain or improve upon the current interest margin. Low cost deposits remain the focus and are key in improving the interest margin.

Tax equivalent net interest income rose from $4,590,000 in 2005 to $4,702,000 in 2006, and increased to $4,793,000, in 2007. In the period ending March 31, 2007, net interest income increased $91,000 on a tax equivalent basis over the same period in 2006. The increase in interest-earning assets of $36.8 million generated an increase in interest income of $1,062,000, with $545,000 due to volume and $517,000 due to rate while increasing the yield 36 basis points from 6.55% to 6.91%. Interest-bearing liabilities increased $38.1 million resulting in an increase of $971,000 of interest expense mostly attributable to a change in rate. Comparing the first quarter of 2007 with 2006, the average interest rate on interest-bearing liabilities increased 58 basis points, from 3.05% to 3.63%.

Provision For Loan Losses

       For the three-month period ending March 31, 2007, we provided $120,000 to the provision as a result of our quarterly review of the allowance for loan losses. Management's quarterly review of the allowance for loan losses is based on the following information: migration analysis of delinquent and non-accrual loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative adjustments and peer comparisons (see also “Financial Condition - Allowance for Loan Losses).

Non-interest Income

Non-interest income as detailed below decreased $5,000 or .4%, for the first three months of 2007 when compared to the same period in 2006. Service charge income increased by $42,000 as it continues to be the primary source of non-interest income. For the first three months, account service charges totaled $748,000 compared to $706,000 last year. Most of this is attributable to the increase in NSF fees of $30,000 and an increase of $17,000 in fee income derived from customers’ usage of their debit cards. Brokerage and insurance income is down $43,000 and $32,000 respectively as we have transitioned over the last several months to a new broker-dealer. We continue to emphasize the successful transition to the new broker-dealer and intend to increase revenues during the remainder of 2007. Trust income is also up $9,000 or 7.0% due to our ongoing success in growing our trust assets under management.

The following table shows the breakdown of non-interest income for the three months ended March 31, 2007 and 2006:

	Three months ended
	March 31,		Change
(dollars in thousands)	2007	2006	Amount	%
Service charges	$748	$706	$42	5.9
Trust	138	129	9	7.0
Brokerage	15	58	(43)	(74.1)
Insurance	4	36	(32)	(88.9)
Investment securities losses, net	-	(6)	6	-
Earnings on bank owned life insurance	79	72	7	9.7
Other	143	137	6	4.4
Total	$1,127	$1,132	$(5)	(0.4)

    We continue to evaluate means of increasing non-interest income. Our approach is to apply service charges on business transaction accounts by charging fees on transaction activity, reduced by earnings credit based on customers' balances, to more equitably recover costs. Additionally, we are focused on the continued growth of our Trust and brokerage areas as a means to service all of our customers financial needs and increasing non-interest income.

Non-interest Expense

    Total non-interest expense, as detailed below, decreased $113,000 or 2.9%, for the first three months of 2007, compared to the same period in 2006. The increase in salaries and employee benefits of $57,000 is due mainly to merit increases and higher pension costs. Furniture and equipment costs are down due to decreased depreciation expense from assets becoming fully depreciated. Other professional fees have increased $28,000 over last year due to various consulting arrangements including our pension plan and employee incentive plan. Amortization expense is down $108,000 due to a core deposit intangible from a previous acquisition that became fully amortized in March 2006. There has been an overall decrease in other operating expenses of $56,000 as well over the first three months of 2007.

The following tables reflect the breakdown of non-interest expense and professional fees as of March 31, 2007 and 2006:

	Three months ended
	March 31,		Change
(in thousands)	2007	2006	Amount	%
Salaries and employee benefits	$2,093	$2,036	$57	2.8
Occupancy	301	308	(7)	(2.3)
Furniture and equipment	128	152	(24)	(15.8)
Professional fees	165	140	25	17.9
Amortization	36	144	(108)	(75.0)
Other	1,055	1,111	(56)	(5.0)
Total	$3,778	$3,891	$(113)	(2.9)

	Three months ended
	March 31,		Change
(in thousands)	2007	2006	Amount	%
Other professional fees	$116	$88	$28	31.8
Legal fees	13	18	(5)	(27.8)
Examinations and audits	36	34	2	5.9
Total	$165	$140	$25	17.9

Provision For Income Taxes

The provision for income taxes was $300,000 for the three-month period ended March 31, 2007 compared to $272,000 for the same period in 2006. Through management of our municipal loan and bond portfolios, we have maintained our effective tax rate at 17.8% for the first three months this year versus 17.5% for the first three months of 2006.

We are involved in three limited partnership agreements that established low-income housing projects in our market areas. As a result of these agreements, for tax purposes we have recognized $594,000 out of a total $913,000 of tax credits from one project in the Towanda area that began in October of 2000. We have recognized $202,000 out of a total $385,000 of tax credits on the second project in the Wellsboro market which was completed in November 2001. In 2005, we entered into a third limited liability partnership for a low-income housing project for senior citizens in our Sayre market area. Beginning in 2007, we have recognized $14,000 out of a total $574,000 of tax credits. We anticipate recognizing $1,062,000 of tax credits over the next ten years.

Financial Condition

Total assets (shown in the Consolidated Balance Sheet) of $566.4 million have decreased 1.0% since year-end 2006’s balance of $572.2 million. Net loans decreased .6% to $408.3 million and investment securities decreased .4% to $109.3 million since year-end 2006. Total deposits increased $10.5 million or 2.4% to $457.0 million since year-end 2006. Borrowed funds have decreased $17.1 million to $58.7 million compared with $75.8 million at year-end. Explanations of variances will be described within the following appropriate sections.

Cash and Cash Equivalents

Cash and cash equivalents totaled $7,493,000 at March 31, 2007 compared to $10,015,000 on December 31, 2006. Noninterest-bearing cash decreased $2,516,000 since year-end 2006, while interest-bearing cash decreased $6,000 during that same period. We believe the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year. These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Investments

As shown in the table below, our investment portfolio decreased by $423,000 or .4% from December 31, 2006 to March 31, 2007. During the first quarter of 2007 we purchased approximately $2.0 million of mortgage-backed securities helping to offset the $2.7 million of principal repayments that have occurred during the same time period. We continue to receive monthly principal repayments allowing us to purchase at current market yields. The overall market value of our investment portfolio has also increased approximately $.2 million due to decreases in interest rates since year end. Our investment portfolio is currently yielding 5.05% compared to 4.62% a year ago.

Estimated Fair Market Value of Investment Portfolio
	March 31,		December 31,
	2007		2006
(dollars in thousands)	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$16,709	15.3	$16,651	15.2
Obligations of state & political
subdivisions	22,599	20.7	22,562	20.5
Corporate obligations	7,970	7.3	7,997	7.3
Mortgage-backed securities	59,377	54.3	59,875	54.6
Equity securities	2,665	2.4	2,658	2.4
Total	$109,320	100.0	$109,743	100.0

	March 31, 2007/
	December 31, 2006
	Change
(dollars in thousands)	Amount	%
Available-for-sale:
U. S. Agency securities	$58	0.3
Obligations of state & political
subdivisions	37	0.2
Corporate obligations	(27)	(0.3)
Mortgage-backed securities	(498)	(0.8)
Equity securities	7	0.3
Total	$(423)	(0.4)

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

As shown in the tables below (dollars in thousands), total loans decreased approximately $2.5 million or .6% during the first quarter of 2007. Residential, consumer and municipal loans have decreased $1.0 million, $.4 million, and $.5 million, respectively. Also decreasing by $.7 million was construction loans.

There has been a decrease in loan demand due to several economic factors. As seen in previous years, loan growth has been slow during the first quarter and is less than what we normally experience throughout the rest of the year. Residential mortgage lending continues to be a principal business activity and one our Company expects to continue by providing a full complement of competitively priced conforming, nonconforming and home equity mortgages. The Company is continuing its focus on commercial lending as a means to increase loan growth as well as deposits from farmers and small businesses throughout our market area. Lenders have worked diligently on improving organic loan growth while deepening relationships with the goal to better serve customers within our market. We continue to emphasize branch office personnel training and the focus on flexibility and fast “turn around time” that will aid in growing our loan portfolio. Finally, the Company has a strong team of dedicated, experienced professionals that enable us to meet the needs of commercial and agricultural customers within our service area.

	March 31,		December 31,
	2007		2006
(in thousands)	Amount	%	Amount	%
Real estate:
Residential	$205,059	49.7	$206,059	49.7
Commercial	94,245	22.9	94,122	22.7
Agricultural	17,202	4.2	17,054	4.1
Construction	6,286	1.5	7,027	1.7
Loans to individuals
for household, family and other purchases	12,054	2.9	12,482	3.0
Commercial and other loans	32,615	7.9	32,766	7.9
State & political subdivision loans	44,796	10.9	45,263	10.9
Total loans	412,257	100.0	414,773	100.0
Less allowance for loan losses	3,972		3,876
Net loans	$408,285		$410,897

	March 31, 2007/
	December 31, 2006
	Change
(in thousands)	Amount	%
Real estate:
Residential	$(1,000)	(0.5)
Commercial	123	0.1
Agricultural	148	0.9
Construction	(741)	(10.5)
Loans to individuals
for household, family and other purchases	(428)	(3.4)
Commercial and other loans	(151)	(0.5)
State & political subdivision loans	(467)	(1.0)
Total loans	$(2,516)	(0.6)

Allowance For Loan Losses

As shown in the table below, the Allowance for Loan Losses as a percentage of loans increased from .93% at December 31, 2006 to .96% at March 31, 2007. The dollar amount of the reserve increased $96,000 since year-end 2006. The increase is a result of a $120,000 provision for the first quarter less net charge-offs. Gross charge-offs for the first three months of 2007 were $34,000, while recoveries were $10,000.

	March 31,	December 31,
(in thousands)	2007	2006	2005	2004	2003
Balance, at beginning of period	$3,876	$3,664	$3,919	$3,620	$3,621
Provision charged to income	120	330	60	-	435
Increase related to acquisition	-	-	-	290	-
Recoveries on loans previously
charged against the allowance	10	172	57	324	116
	4,006	4,166	4,036	4,234	4,172
Loans charged against the allowance	(34)	(290)	(372)	(315)	(552)
Balance, at end of year	$3,972	$3,876	$3,664	$3,919	$3,620

Allowance for loan losses as a percent
of total loans	0.96%	0.93%	0.96%	1.09%	1.14%

Allowance for loan losses as a percent
of non-performing loans	176.85%	115.43%	163.94%	176.53%	134.62%

The adequacy of the allowance for loan losses is subject to a formal analysis by management of the Company. Management deems the allowance to be adequate to absorb inherent losses probable in the portfolio, as of March 31, 2007. The Company has disclosed in its annual report on Form 10-K for the year ended December 31, 2006 the process and methodology supporting the loan loss provision.

Credit Quality Risk

The following table identifies amounts of loan losses and non-performing loans. Past due loans are those that were contractually past due 90 days or more as to interest or principal payments (dollars in thousands).

	March 31,	December 31,
(dollars in thousands)	2007	2006	2005	2004	2003
Non-performing loans:
Non-accruing loans	$519	$478	$867	$722	$578
Impaired loans	1,543	1,190	1,031	1,061	1,926
Accrual loans - 90 days or
more past due	184	1,690	337	437	185
Total non-performing loans	2,246	3,358	2,235	2,220	2,689
Foreclosed assets held for sale	700	758	619	712	305
Total non-performing assets	$2,946	$4,116	$2,854	$2,932	$2,994
Non-performing loans as a percent of loans
net of unearned income	0.54%	0.81%	0.58%	0.62%	0.85%
Non-performing assets as a percent of loans
net of unearned income	0.71%	0.99%	0.75%	0.82%	0.94%

Interest does not accrue on non-accrual loans. Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest. The decrease in accrual loans - 90 days or more past due for the first quarter is primarily due to a temporary delay in payment from one large commercial customer.

Bank Owned Life Insurance

The Company has elected to purchase bank owned life insurance to offset future employee benefit costs. As of March 31, 2007 the cash surrender value of this life insurance is $8,126,000, an increase of $79,000 since year end. The use of life insurance policies provides the bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.

Deposits

Traditional deposits continue to be the most significant source of funds for the Company. As shown in the following tables, deposits increased $10,533,000 or 2.4%, since December 31, 2006. As of March 31, 2007, non-interest-bearing deposits increased by $2,356,000, NOW accounts increased by $381,000, savings accounts increased $1,496,000, and money market deposit accounts increased $315,000. Brokered certificates of deposit also increased by $6,067,000, due largely to acquiring short-term brokered deposits at rates consistently lower than the Federal Home Loan Bank.

	March 31,		December 31,
	2007		2006
(in thousands)	Amount	%	Amount	%
Non-interest-bearing deposits	$50,865	11.1	$48,509	10.9
NOW accounts	86,448	18.9	86,067	19.3
Savings deposits	39,133	8.6	37,637	8.4
Money market deposit accounts	46,381	10.1	46,066	10.3
Brokered certificates of deposit	19,920	4.4	13,853	3.1
Certificates of deposit	214,301	46.9	214,383	48.0
Total	$457,048	100.0	$446,515	100.0

	March 31, 2007/
	December 31, 2006
	Change
(in thousands)	Amount	%
Non-interest-bearing deposits	$2,356	4.9
NOW accounts	381	0.4
Savings deposits	1,496	4.0
Money market deposit accounts	315	0.7
Brokered certificates of deposit	6,067	43.8
Certificates of deposit	(82)	(0.0)
Total	$10,533	2.4

Borrowed Funds

    Borrowed funds decreased $17,089,000 during the first three months of 2007. The decrease in cash and loans along with the increase in deposits, as previously mentioned, were all factors in the overall decrease in borrowed funds. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available primarily through the Federal Home Loan Bank.

    In December 2003, the Company formed a special purpose entity, Citizens Financial Statutory Trust I (“the Entity”), to issue $7,500,000 of floating rate obligated mandatory redeemable securities as part of a pooled offering. The rate is determined quarterly and floats based on the 3 month LIBOR plus 2.80%. At March 31, 2007, the rate was 8.15%. The Entity may redeem them, in whole or in part, at face value after December 17, 2008. The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable, which is included within borrowed funds in the liabilities section of the Company’s balance sheet. Under current accounting rules, the Company’s minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet. The Entity is not consolidated as part of the Company’s consolidated financial statements.

Stockholder’s Equity

We evaluate stockholders’ equity in relation to total assets and the risks associated with those assets. The greater the capital resource, the more likely a corporation is to meet its cash obligations and absorb unforeseen losses. For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total Stockholders’ Equity was $44,386,000 at March 31, 2007 compared to $43,500,000, at December 31, 2006, an increase of $886,000 or 2.0%. Excluding accumulated other comprehensive loss, stockholder’s equity increased $754,000, or 1.7%. In the first three months of 2007, the Company had net income of $1,380,000 and paid dividends of $620,000, representing a dividend payout ratio of 44.9%. The Company also purchased 250 shares of treasury stock for $5,625 at a weighted average cost of $22.50 per share.

All of the Company’s investment securities are classified as available-for-sale making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. Accumulated other comprehensive loss decreased $132,000 compared to December 31, 2006 as a result of interest rate movements.

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

	March 31,		December 31,
(dollars in thousand)	2007		2006
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$48,462	12.72%	$47,604	12.59%
For capital adequacy purposes	30,475	8.00%	30,252	8.00%
To be well capitalized	38,094	10.00%	37,815	10.00%

Tier I capital (to risk-weighted assets)
Company	$44,475	11.68%	$43,684	11.55%
For capital adequacy purposes	15,238	4.00%	15,126	4.00%
To be well capitalized	22,856	6.00%	22,689	6.00%

Tier I capital (to average assets)
Company	$44,475	7.90%	$43,684	7.82%
For capital adequacy purposes	22,511	4.00%	22,355	4.00%
To be well capitalized	28,138	5.00%	27,944	5.00%

The Bank’s computed risk-based capital ratios are as follows:

	March 31,		December 31,
(dollars in thousand)	2007		2006
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$42,095	11.06%	$41,249	10.93%
For capital adequacy purposes	30,439	8.00%	30,200	8.00%
To be well capitalized	38,049	10.00%	37,750	10.00%

Tier I capital (to risk-weighted assets)
Bank	$38,107	10.02%	$37,330	9.89%
For capital adequacy purposes	15,220	4.00%	15,100	4.00%
To be well capitalized	22,829	6.00%	22,650	6.00%

Tier I capital (to average assets)
Bank	$38,107	6.78%	$37,330	6.68%
For capital adequacy purposes	22,496	4.00%	22,373	4.00%
To be well capitalized	28,120	5.00%	27,966	5.00%

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs. The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2007 (dollars in thousands):

Commitments to extend credit	$71,930
Standby letters of credit	2,188
$74,118

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

Capital expenditures during the first three months of 2007 were $188,000, $107,000 more than the same period in 2006.

Our Company achieves additional liquidity primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA, and investments that mature in less than one year. The Company also has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $227.5 million as an additional source of liquidity, of which $43.3 million is outstanding.

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

    Currently, our Company has equity securities that represent only 2.4% of our investment portfolio and, therefore, equity risk is not significant.

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

    We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure. A shock analysis during the first quarter of 2007 indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twenty-four months, well within our ability to manage effectively.

Item 3-Quantitative and Qualitative Disclosure About Market Risk

    In the normal course of conducting business activities, the Company is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary. Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments and was discussed previously in this Form 10-Q. Management and a committee of the Board of Directors manage interest rate risk (see also Interest Rate and Market Risk Management).

    No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 2006.

Item 4-Control and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors during the quarter ended, March 31, 2007, that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 1A - Risk Factors

    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

1/1/07 to 1/31/07	250	$22.50	250	101,796
2/1/07 to 2/28/07	-	-	-	101,796
3/1/07 to 3/31/07	-	-	-	101,796
Total	250	$22.50	250	101,796

(1) On January 7, 2006, the Board of Directors authorized the repurchase of 140,000 shares, as filed with the Securities and Exchange Commission on January 20, 2006 on Form 8-K. The repurchase plan does not have an expiration date.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

Citizens Financial Services held its Annual Meeting of Shareholders on April 17, 2007, for the purposes summarized below and to transact such other business as would properly come before the meeting. Results of shareholder voting were as follows:

1.	Election of two Class 2 Directors to serve for three-year terms and until their successors are duly elected and qualified;

For   Withhold Authority
Mark L. Dalton                  2,352,510      117,867
Rudolph J. van der Hiel                                                       2,408,644        61,733

2.	To ratify the appointment of S.R. Snodgrass, A.C., Certified Public Accountants, as independent auditor for the Company for the fiscal year ended December 31, 2007;

                  For     Against     Abstain
                                   2,408,920   15,333   46,124

The total shares voted at the annual meeting were 2,470,377.

Item 5 - Other Information

None

Item 6 - Exhibits

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

_________________________________________________________________________________

(1)  Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the Commission on May 11, 2000.

(2) Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on April 29, 2004.

(3) Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006.

(4) Incorporated by reference to Exhibit 99.1 of the Form 8-K filed with the Commission on September 19, 2006.

(5) Incorporated by Reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on March 18, 2004.

(6) Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 14, 2005.

(7) Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 14, 2005.

(8) Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8, as filed with the Commission on August 29, 2006.

(9) The statement regarding computation of per share earnings required by this exhibit is contained in Note 2 to the consolidated financial statements captioned “Earnings Per Share” in Part I, Item 1 of this report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Citizens Financial Services, Inc. (Registrant)

Date: May 11, 2007	By:	/s/ Randall E. Black

By: Randall E. Black President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2007	By:	/s/ Mickey L. Jones

By: Mickey L. Jones Chief Financial Officer (Principal Accounting Officer)