Form 10-Q
period 2007-06-30
CITIZENS FINANCIAL SERVICES INC
filed 2007-08-09
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the Registrant's Common Stock, as of July 30, 2007, was 2,840,398 of Common Stock, par value $1.00.

Citizens Financial Services, Inc.
Form 10-Q

INDEX

		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheet as of June 30, 2007 and December 31, 2006	1
	Consolidated Statement of Income for the Three Months and Six Months Ended June 30, 2007 and 2006	2
	Consolidated Statement of Comprehensive Income for the Three Months and Six Months Ended June 30, 2007 and 2006	3
	Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2007 and 2006	4
	Notes to Consolidated Financial Statements	5-7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	25-26
	Signatures	27

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30	December 31
(in thousands except share data)	2007	2006
ASSETS:
Cash and due from banks:
Noninterest-bearing	$10,873	$10,007
Interest-bearing	12	8
Total cash and cash equivalents	10,885	10,015
Available-for-sale securities	118,614	109,743
Loans (net of allowance for loan losses:
2007, $4,107 and 2006, $3,876)	410,967	410,897
Premises and equipment	12,660	12,892
Accrued interest receivable	2,383	2,458
Goodwill	8,605	8,605
Bank owned life insurance	8,209	8,047
Other assets	8,958	9,511

TOTAL ASSETS	$581,281	$572,168

LIABILITIES:
Deposits:
Noninterest-bearing	$50,753	$48,509
Interest-bearing	417,189	398,006
Total deposits	467,942	446,515
Borrowed funds	62,382	75,775
Accrued interest payable	2,086	2,287
Other liabilities	4,531	4,091
TOTAL LIABILITIES	536,941	528,668
STOCKHOLDERS' EQUITY:
Common stock
$1.00 par value; authorized 10,000,000 shares;
issued 2,992,896 shares in 2007 and 2006, respectively	2,993	2,993
Additional paid-in capital	11,935	11,933
Retained earnings	35,892	34,007
Accumulated other comprehensive loss	(2,551)	(1,737)
Unearned restricted stock: 3,074 shares for 2007 and 0 shares for 2006	(72)	-
Treasury stock, at cost: 180,140 shares for
2007, and 172,954 shares for 2006	(3,857)	(3,696)
TOTAL STOCKHOLDERS' EQUITY	44,340	43,500
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$581,281	$572,168

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$7,539	$6,894	$14,896	$13,413
Investment securities:
Taxable	1,057	879	2,071	1,698
Nontaxable	225	221	449	447
Dividends	78	82	169	149
TOTAL INTEREST INCOME	8,899	8,076	17,585	15,707
INTEREST EXPENSE:
Deposits	3,430	2,722	6,740	5,323
Borrowed funds	806	876	1,732	1,539
TOTAL INTEREST EXPENSE	4,236	3,598	8,472	6,862
NET INTEREST INCOME	4,663	4,478	9,113	8,845
Provision for loan losses	45	60	165	120
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,618	4,418	8,948	8,725
NON-INTEREST INCOME:
Service charges	812	809	1,560	1,515
Trust	127	108	264	237
Brokerage	31	59	49	153
Investment securities gains (losses), net	-	5	-	(1)
Gains on loans sold	46	7	64	13
Gains on sales of foreclosed properties	373	34	396	47
Earnings on bank owned life insurance	82	74	162	146
Other	120	95	223	213
TOTAL NON-INTEREST INCOME	1,591	1,191	2,718	2,323
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,033	1,987	4,126	4,023
Occupancy	308	276	609	584
Furniture and equipment	140	144	268	296
Professional fees	155	106	320	246
Amortization	36	36	72	180
Other	1,284	1,188	2,338	2,299
TOTAL NON-INTEREST EXPENSES	3,956	3,737	7,733	7,628
Income before provision for income taxes	2,253	1,872	3,933	3,420
Provision for income taxes	493	386	793	658
NET INCOME	$1,760	$1,486	$3,140	$2,762

Earnings Per Share	$0.63	$0.52	$1.11	$0.97
Cash Dividends Paid Per Share	$0.225	$0.215	$0.445	$0.425

Weighted average number of shares outstanding	2,815,873	2,847,259	2,817,813	2,857,554

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)	2007		2006		2007		2006
Net income		$1,760		$1,486		$3,140		$2,762
Other comprehensive income:
Unrealized losses on available for sale securities	(1,433)		(624)		(1,233)		(1,239)
Less: Reclassification adjustment for gains (losses) included in net income	-		(5)		-		1
Other comprehensive loss before tax		(1,433)		(629)		(1,233)		(1,238)
Income tax benefit related to other comprehensive income		(487)		(214)		(419)		(421)
Other comprehensive loss, net of tax		(946)		(415)		(814)		(817)
Comprehensive income		$814		$1,071		$2,326		$1,945

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Six Months Ended
	June 30,
(in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,140	$2,762
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	165	120
Depreciation and amortization	376	646
Amortization and accretion of investment securities	93	238
Deferred income taxes	(12)	(59)
Investment securities gains, net	-	1
Realized gains on loans sold	(64)	(13)
Earnings on bank owned life insurance	(162)	(146)
Losses on premises and equipment	100	1
Originations of loans held for sale	(3,198)	(1,172)
Proceeds from sales of loans held for sale	3,262	1,185
Gains on sale of foreclosed assets held for sale	(396)	(47)
Decrease in accrued interest receivable	75	55
Decrease in accrued interest payable	(201)	(123)
Other, net	339	(107)
Net cash provided by operating activities	3,517	3,341

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	-	9,791
Proceeds from maturity and principal repayments of securities	5,848	8,130
Purchase of securities	(16,045)	(19,411)
Proceeds from redemption of Regulatory Stock	1,395	889
Purchase of Regulatory Stock	(965)	(1,788)
Net increase in loans	(229)	(19,186)
Purchase of premises and equipment	(273)	(269)
Proceeds from sale of foreclosed assets held for sale	1,075	256
Net cash used in investing activities	(9,194)	(21,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	21,426	8,110
Proceeds from long-term borrowings	6,638	2,444
Repayments of long-term borrowings	(3,500)	(4,339)
Net increase (decrease) in short-term borrowed funds	(16,531)	16,336
Purchase of Treasury Stock	(244)	(778)
Reissuance of Treasury Stock	13	-
Dividends paid	(1,255)	(1,204)
Net cash provided by financing activities	6,547	20,569

Net increase in cash and cash equivalents	870	2,322

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,015	8,609
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,885	$10,931

Supplemental Disclosures of Cash Flow Information:
Interest paid	$8,673	$6,679

Income taxes paid	$410	$770

Loans transferred to foreclosed property	$61	$375

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

In the opinion of Management of the registrant, the accompanying interim financial statements for the quarters ended June 30, 2007 and 2006 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the six-month period ended June 30, 2007 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report to shareholders and Form 10-K for the period ended December 31, 2006.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share.  Earnings per share calculations give retroactive effect to stock dividends declared by the Company.  The Company has no dilutive securities.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income applicable to common stock	$1,760,000	$1,486,000	$3,140,000	$2,762,000
Weighted average common shares outstanding	2,815,873	2,847,259	2,817,813	2,857,554

Earnings per share	$0.63	$0.52	$1.11	$0.97

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily the result of tax-exempt income earned from state and municipal securities, bank owned life insurance, and loans and investments in tax credits.

Note 4 - Employee Benefit Plans

For a detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 10 of the Company's Consolidated Financial Statements included in the 2006 Annual Report on Form 10-K.

Defined Benefit Plan

The following sets forth the components of net periodic benefit costs of the noncontributory defined benefit plan for the three months and six months ended June 30, 2007 and 2006, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Service cost	$105	$87	$222	$178
Interest cost	102	84	214	166
Expected return on plan assets	(117)	(86)	(246)	(181)
Net amortization and deferral	18	25	38	40

Net periodic benefit cost	$108	$110	$228	$203

 The Company expects to contribute $370,029 to its noncontributory defined benefit pension plan in 2007.  As of June 30, 2007, the Company has contributed $112,635.

Defined Contribution Plan

The Company also sponsors a defined contribution, 401(k) plan covering substantially all of its employees.  The Company contributes three percent of applicable salaries into the plan.  Contributions totaled $98,000 and $99,000 for the six months ended June 30, 2007 and 2006, respectively.

Note 5 – Recent Accounting Pronouncements

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting.  FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified non-vested shares, (b) dividend equivalents on equity-classified non-vested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS No. 123R, Share-Based Payment, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified non-vested equity shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital.  EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s financial condition.

Note 6 – Comprehensive Income

For the three and six month periods ended June 30, 2007 and 2006, the components of other comprehensive income and total comprehensive income are presented in the Consolidated Statement of Comprehensive Income.  We had previously reported in our 2006 annual report to shareholders total comprehensive income for the year ended December 31, 2006 of $5,603, which consisted of net income, the change in net unrealized loss of securities available for sale, net of taxes, and the cumulative effect of change in accounting for pension obligation, net of tax benefit of $5,800, $655, and $(852), respectively.  The cumulative effect of change in accounting for pension obligations upon the initial adoption of Financial Accounting Standards Board Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, is required to be reported separately in accumulated other comprehensive income and not as part of comprehensive income for the period.  As such, we are revising our previously reported total comprehensive income to $6,689 for the year ended December 31, 2006.  The only other revision to the components of other comprehensive income consists of a reversal of a previously recognized minimum pension liability of $234, which is net of taxes of $121.  These revisions were also necessary to reflect the revised cumulative effect of change in accounting for pension obligation of $(1,086), which is net of a tax benefit of $560 as of December 31, 2006.

The Company intends to correct the Other Comprehensive Income presentation in its next Form 10-K filing.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Citizens Financial Service, Inc., a bank holding company and its subsidiary (the Company).  Our Company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary’s (First Citizens National Bank) financial conditions and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding June 30, 2007 financial information. The results of operations for the three months and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results you may expect for the full year.

Our Company currently engages in the general business of banking throughout our service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 16 banking facilities.  In Pennsylvania, these offices are located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, the Wellsboro Weis Market store, and the Mansfield Wal-Mart Super Center.  In New York, we have a branch office in Wellsville, Allegany County.

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

Trust and Investment Services

Our Investment and Trust Services Department is committed to helping our customers meet their financial goals.  The Trust Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  We also help the members of our communities prepare for retirement by providing retirement plans for local employers and by managing individual IRA accounts.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Company.  As of June 30, 2007 and December 31, 2006, the Trust Department had $91.5 million and $82.6 million of assets under management, respectively.

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

Results of Operations

Overview of the Income Statement

       The Company had net income of $3,140,000 for the first six months of 2007 compared with earnings of $2,762,000 for last year’s comparable period, an increase of $378,000 or 13.7%. Earnings per share for the first six months of 2007 were $1.11, compared to $.97 last year representing a 14.4% increase.  Annualized return on assets and return on equity for the six months of 2007 was 1.10% and 13.68%, respectively, compared with 1.02% and 12.75% for last year’s comparable period.

Net income for the three months ended June 30, 2007 totaled $1,760,000 compared with $1,486,000 for the comparable period last year, an increase of $274,000 or 18.4%.  Earnings per share for the three months ended June 30, 2007 and 2006 were $.63 and $.52 per share, respectively. Annualized return on assets and return on equity for the quarter ended June 30, 2007 was 1.23% and 15.24%, respectively, compared with 1.09% and 13.55% for last year’s comparable period.

Details of the reasons for this change are discussed on the following pages.

Net Interest Income

Net interest income, the most significant component of earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income, for the first half of 2007, was $9,113,000, an increase of $268,000 compared to the same period in 2006.  For the first six months of 2007, the provision for loan losses totaled $165,000 compared to $120,000 for the first six months of 2006.  Consequently, net interest income after the provision for loan losses was $8,948,000, an increase of $223,000 over the first six months of 2006.

For the three months ended June 30, 2007, net interest income was $4,663,000, which was $185,000 or 4.1% higher than the comparable period last year.  The provision for loan losses was $45,000 for the three months ended June 30, 2007 compared with $60,000 the same period last year. As such, net interest income after the provision for loan losses was $4,618,000 compared with $4,418,000 for the quarters ended June 30, 2007 and 2006, respectively.

The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created for the six months ended June 30, 2007, 2006 and 2005:

			Analysis of Average Balances and Interest Rates (1)

	Six Months Ended			Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006			June 30, 2005
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	3	-	-	5	-	-	30	-	0.01
Total short-term investments	3	-	-	5	-	-	30	-	0.01
Investment securities:
Taxable	93,630	2,260	4.83	85,976	1,872	4.35	87,232	1,670	3.83
Tax-exempt (3)	22,607	680	6.02	22,500	677	6.02	11,643	366	6.29
Total investment securities	116,237	2,940	5.06	108,476	2,549	4.70	98,875	2,036	4.12
Loans:
Residential mortgage loans	211,803	7,737	7.37	204,995	7,083	6.97	198,403	6,728	6.84
Commercial & farm loans	145,762	5,692	7.87	130,163	4,894	7.58	116,322	3,980	6.90
Loans to state & political subdivisions	44,911	1,344	6.03	43,289	1,283	5.98	38,704	1,150	5.99
Other loans	12,135	555	9.22	12,950	567	8.83	12,432	544	8.82
Loans, net of discount (2)(3)(4)	414,611	15,328	7.46	391,397	13,827	7.12	365,861	12,402	6.84
Total interest-earning assets	530,851	18,268	6.94	499,878	16,376	6.61	464,766	14,438	6.26
Cash and due from banks	9,213			8,770			8,529
Bank premises and equipment	12,904			12,228			11,907
Other assets	19,007			18,484			18,667
Total non-interest earning assets	41,124			39,482			39,103
Total assets	571,975			539,360			503,869
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	89,466	925	2.08	83,558	727	1.75	69,165	259	0.76
Savings accounts	38,280	65	0.34	39,509	62	0.32	40,652	57	0.28
Money market accounts	48,562	877	3.64	44,476	638	2.89	45,841	366	1.61
Certificates of deposit	233,334	4,873	4.21	210,391	3,896	3.73	213,729	3,742	3.53
Total interest-bearing deposits	409,642	6,740	3.32	377,934	5,323	2.84	369,387	4,424	2.42
Other borrowed funds	62,656	1,732	5.57	63,536	1,539	4.88	43,387	758	3.52
Total interest-bearing liabilities	472,298	8,472	3.62	441,470	6,862	3.13	412,774	5,182	2.53
Demand deposits	48,458			49,061			45,511
Other liabilities	6,413			5,722			4,370
Total non-interest-bearing liabilities	54,871			54,783			49,881
Stockholders' equity	44,806			43,107			41,214
Total liabilities & stockholders' equity	571,975			539,360			503,869
Net interest income		9,796			9,514			9,256
Net interest spread (5)			3.32%			3.48%			3.73%
Net interest income as a percentage
of average interest-earning assets			3.72%			3.84%			4.02%
Ratio of interest-earning assets
to interest-bearing liabilities			1.12			1.13			1.12

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ending June 30, 2007, 2006 and 2005:

	For the Six Months
	Ended June 30,
In thousands:	2007	2006	2005

Total interest income	$17,585	$15,707	$13,913
Total interest expense	8,472	6,862	5,182

Net interest income	9,113	8,845	8,731
Tax equivalent adjustment	683	669	525

Net interest income (fully taxable equivalent)	$9,796	$9,514	$9,256

           The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense.

	Six Months Ended June 30, 2007 vs. 2006 (1)			Six Months Ended June 30, 2006 vs. 2005 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ -	$ -	$ -	$ -	$ -	$ -
Investment securities:
Taxable	85	303	388	(24)	226	202
Tax-exempt	3	-	3	327	(16)	311
Total investments	88	303	391	303	210	513
Loans:
Residential mortgage loans	217	437	654	233	122	355
Commercial & farm loans	620	178	798	750	164	914
Loans to state & political subdivisions	49	12	61	136	(3)	133
Other loans	(37)	25	(12)	23	-	23
Total loans, net of discount	849	652	1,501	1,142	283	1,425
Total Interest Income	937	955	1,892	1,445	493	1,938
Interest Expense:
Interest-bearing deposits:
NOW accounts	45	153	198	41	427	468
Savings accounts	(2)	5	3	(2)	7	5
Money Market accounts	50	189	239	(11)	283	272
Certificates of deposit	110	867	977	(59)	213	154
Total interest-bearing deposits	203	1,214	1,417	(31)	930	899
Other borrowed funds	(21)	214	193	1,163	(382)	781
Total interest expense	182	1,428	1,610	1,132	548	1,680
Net interest income	$ 755	$ (473)	$ 282	$ 313	$ (55)	$ 258

(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

As can be seen from the preceding tables, we continue to experience a compression of our net interest margin.  Due to the inversion of the yield curve, the net interest spread has decreased from 3.48% for the first six months of 2006 to 3.32% for the first six months of 2007.  The Federal Reserve increased the Federal Funds rate 425 basis points from June 2004 to June 2006.  During that period, as well as through June 2007, long-term rates have not increased proportionally.  This has resulted in a flat to inverted yield curve.  As such, our cost of funds (interest paid on deposits and borrowings) has increased while the rates earned on interest bearing assets have not increased accordingly.  That flatness or inversion of the yield curve has remained in place for the first six months of 2007.  We expect our interest margin to improve when, and if, the normal steepness of the yield curve returns.  We continue to review various pricing and investment strategies in an attempt to maintain or improve upon our current interest margin.  Low cost deposits continue to be our focus and are key in improving the interest margin on a go forward basis.

Tax equivalent net interest income improved  from $9,514,000 in 2006 to $9,796,000, in 2007. In the period ending June 30, 2007, net interest income increased $282,000 on a tax equivalent basis over the same period in 2006.  The increase in interest-earning assets of $31.0 million generated an increase in interest income of $1,892,000, with $937,000 due to volume, and $955,000 of the increase attributable to a change in rate.  The yield on interest earning assets has increased 33 basis points going from 6.61% to 6.94%.  Interest-bearing liabilities increased $30.8 million resulting in an increase of $1,610,000 of interest expense predominately attributable to a change in rate.  Comparing the first half of 2007 with 2006, the average interest rate on interest-bearing liabilities increased 49 basis points, from 3.13% to 3.62%.

Provision For Loan Losses

           For the six-month period ending June 30, 2007, we recorded $165,000 to the provision as a result of our quarterly review of the allowance for loan losses. Management's quarterly review of the allowance for loan losses is based on the following information: migration analysis of delinquent and non-accrual loans, impaired loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative adjustments, actual and expected loan growth and peer comparisons (see also “Financial Condition – Allowance for Loan Losses).

Non-interest Income

Non-interest income as detailed below increased $395,000 or 17.0%, for the first six months of 2007 when compared to the same period in 2006.  Gains on sales of foreclosed properties increased by $349,000 due to a large pre-tax gain of $381,000 realized during the second quarter from the sale of a commercial property.  Service charge income increased $45,000, or 3%, mainly derived from customers’ usage of their debit cards.  This usage amounted to over $231,000 for the first six months of 2007, an improvement of 16.5% over 2006.  Trust income increased $27,000 or 11.4% due to our ongoing success in growing our trust assets under management.  Gains on loans sold also increased $51,000 due to more volume of secondary mortgages compared to last year.  These increases were offset by brokerage income that decreased $104,000 as we have transitioned over the last several months to a new broker-dealer.  We continue to emphasize the successful transition to the new broker-dealer and anticipate continued improvement over the remainder of the year.

For the three months ended June 30, 2007, non-interest income totaled $1,591,000, which is an increase of $400,000 over the comparable period last year.  Most of the increase is attributable to an increase of $349,000 in gains on sales of foreclosed assets due to a large pre-tax gain of $381,000 realized during the second quarter of 2007 from the sale of a commercial property.

The following table shows the breakdown of non-interest income for the three months and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Change
	2007	2006	Amount	%
Service charges	$ 812	$ 809	$ 3	0.4
Trust	127	108	19	17.6
Brokerage	31	59	(28)	(47.5)
Investment securities gains (losses), net	-	5	(5)	(100.0)
Gains on loans sold	46	7	39	557.1
Gains on sales of foreclosed properties	373	34	339	997.1
Earnings on bank owned life insurance	82	74	8	10.8
Other	120	95	25	26.3
Total	$ 1,591	$ 1,191	$ 400	33.6

	Six months ended June 30,		Change
	2007	2006	Amount	%
Service charges	$ 1,560	$ 1,515	$ 45	3.0
Trust	264	237	27	11.4
Brokerage	49	153	(104)	(68.0)
Investment securities gains (losses), net	-	(1)	1	(100.0)
Gains on loans sold	64	13	51	392.3
Gains on sales of foreclosed properties	396	47	349	742.6
Earnings on bank owned life insurance	162	146	16	11.0
Other	223	213	10	4.7
Total	$ 2,718	$ 2,323	$ 395	17.0

Non-interest Expense

Total non-interest expense, as detailed below, increased $105,000 or 1.4%, for the first six months of 2007, compared to the same period in 2006.  The increase is primarily due to a $100,000 write-down of one of our bank properties.  The increase in salaries and employee benefits of $103,000 is due mainly to annual merit increases.  Other professional fees have increased $74,000 over last year due to various consulting arrangements including an evaluation of our pension plan.  Furniture and equipment costs decreased due to decreased depreciation expense from assets becoming fully depreciated.  Amortization expense decreased $108,000 due to a core deposit intangible from a previous acquisition that became fully amortized in March 2006.  There has been a slight overall increase in other operating expenses of $39,000, or 1.7%, over the first six months of 2007.  Excluding the write-down of the bank property, expenses would have only increased by $5,000 over 2006.

Non-interest expenses totaled $3,956,000 for the three months ended June 30, 2007 compared with $3,737,000 for the comparable period last year.  This is an increase of $219,000, or 5.9%.  Most of the increase is attributable to a $100,000 write-down of one of our bank properties.  Excluding the write-down, non-interest expenses would have increased $119,000, or 3.2% for the three months ended June 30, 2007 compared with the same period last year.  Professional fees increased $$49,000 due to various consulting arrangements.  Occupancy expenses increased $32,000 primarily due to additional depreciation expense related to our new branch facility in Wellsville, New York.

The following tables reflect the breakdown of non-interest expense and professional fees for the three months and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Change
	2007	2006	Amount	%
Salaries and employee benefits	$ 2,033	$ 1,987	$ 46	2.3
Occupancy	308	276	32	11.6
Furniture and equipment	140	144	(4)	(2.8)
Professional fees	155	106	49	46.2
Amortization	36	36	-	-
Other	1,284	1,188	96	8.1
Total	$ 3,956	$ 3,737	$ 219	5.9

	Three months ended June 30,		Change
	2007	2006	Amount	%
Other professional fees	$ 72	$ 60	$ 12	20.0
Legal fees	42	10	32	320.0
Examinations and audits	41	36	5	13.9
Total	$ 155	$ 106	$ 49	46.2

	Six months ended June 30,		Change
	2007	2006	Amount	%
Salaries and employee benefits	$ 4,126	$ 4,023	$ 103	2.6
Occupancy	609	584	25	4.3
Furniture and equipment	268	296	(28)	(9.5)
Professional fees	320	246	74	30.1
Amortization	72	180	(108)	(60.0)
Other	2,338	2,299	39	1.7
Total	$ 7,733	$ 7,628	$ 105	1.4

	Six months ended June 30,		Change
	2007	2006	Amount	%
Other professional fees	$ 188	$ 147	$ 41	27.9
Legal fees	55	29	26	89.7
Examinations and audits	77	70	7	10.0
Total	$ 320	$ 246	$ 74	30.1

Provision For Income Taxes

The provision for income taxes was $793,000 for the six-month period ended June 30, 2007 compared to $658,000 for the same period in 2006.  Through management of our municipal loan and bond portfolios, we have achieved an effective tax rate of 20.17% for the first six months this year versus 19.24% for the first six months of 2006.

We are involved in three limited partnership agreements that established low-income housing projects in our market areas. As a result of these agreements, for tax purposes we have recognized $616,000 out of a total $913,000 of tax credits from one project in the Towanda area that began in October of 2000. We have recognized $212,000 out of a total $385,000 of tax credits on the second project in the Wellsboro market which was completed in November 2001.  In 2005, we entered into a third limited liability partnership for a low-income housing project for senior citizens in our Sayre market area.  Beginning in 2007, we have recognized $29,000 out of a total $574,000 of tax credits.  We anticipate recognizing $1,015,000 of tax credits over the next ten years.

Financial Condition

Total assets (shown in the Consolidated Balance Sheet) of $581.3 million have increased 1.6% since year-end 2006’s balance of $572.2 million.  Net loans have increased .1% to $411.0 million at June 30, 2007.  Investment securities increased 8.1% to $118.6 million since year-end 2006.  Total deposits increased $21.4 million or 4.8% to $467.9 million since year-end 2006. Borrowed funds have decreased $13.4 million to $62.4 million compared with $75.8 million at year-end.  Explanations of variances will be described within the following appropriate sections.

Cash and Cash Equivalents

Cash and cash equivalents totaled $10,885,000 at June 30, 2007 compared to $10,015,000 on December 31, 2006.  Non-interest-bearing cash increased temporarily $866,000 since year-end 2006, while interest-bearing cash increased $4,000 during that same period.  We believe the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year.  These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments.

Investments

As shown in the table below, our investment portfolio increased by $8,871,000 or 8.1% from December 31, 2006 to June 30, 2007.  During the first two quarters of 2007 we purchased approximately $7.8 million of U.S. agency obligations, $6.7 million of mortgage-backed securities, and $1.4 million of municipal bonds offsetting the $5.7 million of principal repayments that occurred during the same time period.  We continue to receive monthly principal repayments allowing us to purchase at current market yields.  We have increased our investment portfolio during the second quarter primarily due to opportunities related to increases in the treasury curve.  The overall market value of our investment portfolio has decreased approximately $1.2 million due to increases in interest rates since year end.  Our investment portfolio is currently yielding 5.06% compared to 4.70% a year ago, on a tax equivalent basis.

Estimated Fair Market Value of Investment Portfolio
	June 30,		December 31,
	2007		2006
(dollars in thousands)	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$ 24,268	20.5	$ 16,651	15.2
Obligations of state & political
subdivisions	23,573	19.9	22,562	20.5
Corporate obligations	7,757	6.5	7,997	7.3
Mortgage-backed securities	60,369	50.9	59,875	54.6
Equity securities	2,647	2.2	2,658	2.4
Total	$ 118,614	100.0	$ 109,743	100.0

	June 30, 2007/
	December 31, 2006
	Change
(dollars in thousands)	Amount	%
Available-for-sale:
U. S. Agency securities	$ 7,617	45.7
Obligations of state & political
subdivisions	1,011	4.5
Corporate obligations	(240)	(3.0)
Mortgage-backed securities	494	0.8
Equity securities	(11)	(0.4)
Total	$ 8,871	8.1

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

As shown in the tables below (dollars in thousands), total loans increased approximately $301,000 or .1% during the first half of 2007.  The increase in commercial real estate loans of $3.7 million was offset by a $3.6 million decrease in residential real estate loans with minimal change in the other loan categories.

We have experienced an overall decrease in loan demand during the first six months of 2007. Our focus continues to be on loan quality and customer relationships, which has impacted our growth during the first six months due to local and regional economic conditions.   The Company’s focus remains on commercial lending as a means to increase loan growth as well as obtain deposits from farmers and small businesses throughout our market area.  We have a strong team of dedicated, experienced professionals that enable us to meet the needs of commercial and agricultural customers within our service area.  Residential mortgage lending is a principal business activity and one our Company continues to provide by offering a full menu of competitively priced conforming, nonconforming and home equity mortgages.  We emphasize branch office personnel training and focus on providing flexibility and fast “turn around time” that will aid in growing our loan portfolio.

	June 30,		December 31,
	2007		2006
(dollars in thousands)	Amount	%	Amount	%
Real estate:
Residential	$ 202,417	48.7	$ 206,059	49.7
Commercial	97,855	23.6	94,122	22.7
Agricultural	17,029	4.1	17,054	4.1
Construction	6,478	1.6	7,027	1.7
Loans to individuals
for household, family and other purchases	12,565	3.0	12,482	3.0
Commercial and other loans	33,099	8.0	32,766	7.9
State & political subdivision loans	45,631	11.0	45,263	10.9
Total loans	415,074	100.0	414,773	100.0
Less allowance for loan losses	4,107		3,876
Net loans	$ 410,967		$ 410,897

	June 30, 2007/
	December 31, 2006
	Change
(dollars in thousands)	Amount	%
Real estate:
Residential	$ (3,642)	(1.8)
Commercial	3,733	4.0
Agricultural	(25)	(0.1)
Construction	(549)	(7.8)
Loans to individuals
for household, family and other purchases	83	0.7
Commercial and other loans	333	1.0
State & political subdivision loans	368	0.8
Total loans	$ 301	0.1

Allowance For Loan Losses

As shown in the table below, the Allowance for Loan Losses as a percentage of loans increased from .93% at December 31, 2006 to .99% at June 30, 2007.  The dollar amount of the reserve increased $231,000 since year-end 2006.  The increase is a result of a $165,000 provision for the first six months, losses of $58,000, and recoveries of $124,000, which includes $79,000 from one large commercial relationship.

	June 30,	December 31,
(dollars in thousands)	2007	2006	2005	2004	2003
Balance, at beginning of period	$3,876	$3,664	$3,919	$3,620	$3,621
Provision charged to income	165	330	60	-	435
Increase related to acquisition	-	-	-	290	-
Recoveries on loans previously
charged against the allowance	124	172	57	324	116
	4,165	4,166	4,036	4,234	4,172
Loans charged against the allowance	(58)	(290)	(372)	(315)	(552)
Balance, at end of year	$4,107	$3,876	$3,664	$3,919	$3,620

Allowance for loan losses as a percent
of total loans	0.99%	0.93%	0.96%	1.09%	1.14%

Allowance for loan losses as a percent
of non-performing loans	157.12%	115.43%	163.94%	176.53%	134.62%

The adequacy of the allowance for loan losses is subject to a formal analysis by management of the Company.  Management deems the allowance to be adequate to absorb inherent losses probable in the portfolio, as of June 30, 2007.  The Company has disclosed in its annual report on Form 10-K for the year ended December 31, 2006 the process and methodology supporting the loan loss provision.

Credit Quality Risk

The following table identifies amounts of loan losses and non-performing loans.  Past due loans are those that were contractually past due 90 days or more as to interest or principal payments (dollars in thousands).

	June 30,	December 31,
(dollars in thousands)	2007	2006	2005	2004	2003
Non-performing loans:
Non-accruing loans	$328	$478	$867	$722	$578
Impaired loans	1,920	1,190	1,031	1,061	1,926
Accrual loans - 90 days or
more past due	366	1,690	337	437	185
Total non-performing loans	2,614	3,358	2,235	2,220	2,689
Foreclosed assets held for sale	140	758	619	712	305
Total non-performing assets	$2,754	$4,116	$2,854	$2,932	$2,994
Non-performing loans as a percent of loans
net of unearned income	0.63%	0.81%	0.58%	0.62%	0.85%
Non-performing assets as a percent of loans
net of unearned income	0.66%	0.99%	0.75%	0.82%	0.94%

Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.  The decrease in accrual loans – 90 days or more past due for the first six months is primarily due to a temporary delay in payment from one large commercial customer at December 31, 2006.  The decrease in foreclosed assets held for sale is due to the aforementioned sale of a large commercial property.

Bank Owned Life Insurance

The Company has purchased bank owned life insurance to offset future employee benefit costs.  As of June 30, 2007 the cash surrender value of this life insurance is $8,209,000, an increase of $162,000 since year end.  The use of life insurance policies provides the bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.

Deposits

Traditional deposits continue to be the most significant source of funds for the Company. As shown in the following tables, deposits increased $21,427,000 or 4.8%, since December 31, 2006.  As of June 30, 2007, non-interest-bearing deposits increased by $2,244,000, NOW accounts increased by $14,613,000, savings accounts increased $1,315,000, and money market deposit accounts increased $4,390,000.  The large increase in NOW accounts and money market deposits was mainly due to increases in deposits of municipalities related primarily to real estate tax receipts during the second quarter of 2007.  Brokered certificates of deposit also increased by $3,454,000, due to acquiring short-term brokered deposits at more favorable pricing compared to other wholesale borrowing alternatives.  Certificates of deposit have declined by $4,589,000 since year end 2006.

	June 30,		December 31,
	2007		2006
(in thousands)	Amount	%	Amount	%
Non-interest-bearing deposits	$ 50,753	10.9	$ 48,509	10.9
NOW accounts	100,680	21.5	86,067	19.3
Savings deposits	38,952	8.3	37,637	8.4
Money market deposit accounts	50,456	10.8	46,066	10.3
Brokered certificates of deposit	17,307	3.7	13,853	3.1
Certificates of deposit	209,794	44.8	214,383	48.0
Total	$ 467,942	100.0	$ 446,515	100.0

	June 30, 2007/
	December 31, 2006
	Change
(in thousands)	Amount	%
Non-interest-bearing deposits	$ 2,244	4.6
NOW accounts	14,613	17.0
Savings deposits	1,315	3.5
Money market deposit accounts	4,390	9.5
Brokered certificates of deposit	3,454	24.9
Certificates of deposit	(4,589)	(2.1)
Total	$ 21,427	4.8

Borrowed Funds

          Borrowed funds decreased $13,393,000 during the first six months of 2007. The increase in deposits, offset by investment purchases, resulted in the net decrease compared to December 31, 2006.  The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available primarily through the Federal Home Loan Bank.

In December 2003, the Company formed a special purpose entity, Citizens Financial Statutory Trust I (“the Entity”), to issue $7,500,000 of floating rate obligated mandatory redeemable securities as part of a pooled offering.  The rate is determined quarterly and floats based on the 3 month LIBOR plus 2.80%.  At June 30, 2007, the rate was 8.16%.  The Entity may redeem them, in whole or in part, at face value after December 17, 2008.  The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable, which is included within borrowed funds in the liabilities section of the Company’s balance sheet.  Under current accounting rules, the Company’s minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet.  The Entity is not consolidated as part of the Company’s consolidated financial statements.

Stockholder’s Equity

We evaluate stockholders’ equity in relation to total assets and the risks associated with those assets.  The greater the capital resource, the more likely a corporation is to meet its cash obligations and absorb unforeseen losses.  For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total Stockholders’ Equity was $44,340,000 at June 30, 2007 compared to $43,500,000, at December 31, 2006, an increase of $840,000 or 1.9%.  Excluding accumulated other comprehensive loss, stockholder’s equity increased $1,654,000, or 3.7%.  In the first six months of 2007, the Company had net income of $3,140,000 and paid dividends of $1,255,000, representing a dividend payout ratio of 40.0%.  The Company also purchased 10,835 shares of treasury stock for $244,000 at a weighted average cost of $22.56 per share during the first six months of 2007.

All of the Company’s investment securities are classified as available-for-sale making this portion of the Company’s balance sheet more sensitive to the changing market value of investments.  Accumulated other comprehensive loss decreased $814,000 compared to December 31, 2006 as a result of interest rate movements.

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

	June 30,		December 31,
(dollars in thousand)	2007		2006
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$49,596	12.96%	$47,604	12.59%
For capital adequacy purposes	30,606	8.00%	30,252	8.00%
To be well capitalized	38,258	10.00%	37,815	10.00%

Tier I capital (to risk-weighted assets)
Company	$45,481	11.89%	$43,684	11.55%
For capital adequacy purposes	15,303	4.00%	15,126	4.00%
To be well capitalized	22,955	6.00%	22,689	6.00%

Tier I capital (to average assets)
Company	$45,481	8.05%	$43,684	7.82%
For capital adequacy purposes	22,590	4.00%	22,355	4.00%
To be well capitalized	28,237	5.00%	27,944	5.00%

The Bank’s computed risk-based capital ratios are as follows:

	June 30,		December 31,
(dollars in thousand)	2007		2006
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$43,371	11.35%	$41,249	10.93%
For capital adequacy purposes	30,571	8.00%	30,200	8.00%
To be well capitalized	38,214	10.00%	37,750	10.00%

Tier I capital (to risk-weighted assets)
Bank	$39,252	10.27%	$37,330	9.89%
For capital adequacy purposes	15,286	4.00%	15,100	4.00%
To be well capitalized	22,928	6.00%	22,650	6.00%

Tier I capital (to average assets)
Bank	$39,252	6.94%	$37,330	6.68%
For capital adequacy purposes	22,613	4.00%	22,373	4.00%
To be well capitalized	28,266	5.00%	27,966	5.00%

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2007 (dollars in thousands):

Commitments to extend credit	$75,769
Standby letters of credit	2,204
$77,973

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

Capital expenditures during the first six months of 2007 were $273,000, approximately the same as the $269,000 that was expended for the same period last year.

Our Company achieves additional liquidity primarily from temporary or short-term borrowings from the Federal Home Loan Bank of Pittsburgh, PA, and other wholesale borrowing alternatives that mature in less than one year.  The Company also has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $225.8 million as an additional source of liquidity, of which $47.2 million is outstanding.

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

          Currently, our Company has equity securities that represent only 2.0% of our investment portfolio and, therefore, market risk is not significant.

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

          We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure.  A shock analysis during the second quarter of 2007 indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twenty-four months, and is within our Company’s policy limit to manage interest rate risk effectively.

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

Item 4-Control and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors during the quarter ended, June 30, 2007, that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 1A – Risk Factors

      In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. At June 30, 2007 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

4/1/07 to 4/30/07	-	-	-	101,796
5/1/07 to 5/31/07	8,506	$22.76	8,506	93,290
6/1/07 to 6/30/07	2,079	$21.82	2,079	91,211
Total	10,585	$22.57	10,585	91,211

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

                                Citizens Financial Services, Inc.
                                (Registrant)

Citizens Financial Services, Inc. (Registrant)

Date: August 9, 2007	By:	/s/ Randall E. Black
By: Randall E. Black
President and Chief Executive Officer
(Prinicpal Executive Officer)

Date: August 9, 2007	By:	/s/ Mickey L. Jones
By: Mickey L. Jones
Chief Financial Officer
(Principal Accounting Officer)