Form 10-K/A
period 2005-12-31
CITIZENS FINANCIAL SERVICES INC
filed 2007-10-17
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

INDEX

Explanatory Note:  This Form 10-K/A is being filed to file the Registrant's Annual Report to Shareholders for the year ended December 31, 2005 as Exhibit 13 to this Form 10-K/A.

PART II

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

  3. The following Exhibits are filed herewith, or incorporated by reference as a part of this report.

3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended(1)
3.2	Bylaws of Citizens Financial Services, Inc.(2)
4	Instrument defining the rights of security holders(10)
10.1	Employment Agreement between Citizens Financial Services, Inc., First Citizens National Bank and Randall E. Black(3)
10.2	Consulting and Non-Compete Agreement between Citizens Financial Services, Inc., First Citizens National Bank and Richard E. Wilber(4)
10.3	Citizens Financial Services, Inc. Directors’ Deferred Compensation Plan(5)
10.4	Citizens Financial Services, Inc. Directors’ Life Insurance Program(6)
11	Statement re computation of per share earnings(7)
13	The Annual Report to Shareholders
14	Code of Ethics(9)
21	List of Subsidiaries(11)
23	Consent of S.R. Snodgrass, A.C., Certified Public Accountants
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

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

(10) Incorporated by reference to Exhibit 4 to the Annual Report on Form 10-K for the year ended December 31, 2005, as initially filed with the Commission on March 14, 2006.

(11) Incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 2005, as initially filed with the Commission on March 14, 2006.

(b) See Item 15(a)(3).

(c) The exhibits required to be filed by this item are listed under Item 15(a)(3) above.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Financial Services, Inc.

Date: October 17, 2007	By:	/s/ Randall E. Black
Randall E. Black
Chief Executive Officer and President