Form 10-K/A
period 2006-12-31
CITIZENS FINANCIAL SERVICES INC
filed 2007-10-17
CIK 739421

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

INDEX

Explanatory Note:  This Form 10-K/A is being filed to file the Registrant's Annual Report to Shareholders for the year ended December 31, 2006 as Exhibit 13 to this Form 10-K/A.

PART II

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information under the caption “Consolidated Financial Statements” appearing in the Registrant’s Annual Report to Shareholders for the year ended December 31, 2006, are incorporated in their entirety by reference in response to this Item 8.

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

  3. The following Exhibits are filed herewith, or incorporated by reference as a part of this report.

3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended(1)
3.2	Bylaws of Citizens Financial Services, Inc.(2)
4	Instrument defining the rights of security holders (3)
10.1	Amended and Restated Executive Employment Agreement between Citizens Financial Services, Inc., First Citizens National Bank and Randall E. Black(4)
10.2	Consulting and Non-Compete Agreement between Citizens Financial Services, Inc., First Citizens National Bank and Richard E. Wilber(5)
10.3	Citizens Financial Services, Inc. Directors’ Deferred Compensation Plan(6)
10.4	Citizens Financial Services, Inc. Directors’ Life Insurance Program(7)
10.5	Citizens Financial Services, Inc. 2006 Restricted Stock Plan(8)
11	Statement re computation of per share earnings(9)
13	The Annual Report to Shareholders
21	List of Subsidiaries(10)
23	Consent of S.R. Snodgrass, A.C., Certified Public Accountants
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

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

(10) Incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 2006, as initially filed with the Commission on March 13, 2007.

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