Form 10-Q
period 2007-09-30
CITIZENS FINANCIAL SERVICES INC
filed 2007-11-08
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the Registrant's Common Stock, as of October 31, 2007, was 2,835,104 of Common Stock, par value $1.00.

Citizens Financial Services, Inc.
Form 10-Q

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30	December 31
(in thousands except share data)	2007	2006
ASSETS:
Cash and due from banks:
Noninterest-bearing	$10,468	$10,007
Interest-bearing	13	8
Total cash and cash equivalents	10,481	10,015
Available-for-sale securities	117,787	109,743
Loans (net of allowance for loan losses:
2007, $4,112 and 2006, $3,876)	415,328	410,897
Premises and equipment	12,627	12,892
Accrued interest receivable	2,784	2,458
Goodwill	8,605	8,605
Bank owned life insurance	8,293	8,047
Other assets	8,217	9,511

TOTAL ASSETS	$584,122	$572,168

LIABILITIES:
Deposits:
Noninterest-bearing	$53,867	$48,509
Interest-bearing	410,869	398,006
Total deposits	464,736	446,515
Borrowed funds	66,593	75,775
Accrued interest payable	2,029	2,287
Other liabilities	4,296	4,091
TOTAL LIABILITIES	537,654	528,668
STOCKHOLDERS' EQUITY:
Common stock
$1.00 par value; authorized 10,000,000 shares;
issued 3,020,537 shares in 2007 and 2,992,896 in 2006, respectively	3,021	2,993
Additional paid-in capital	12,511	11,933
Retained earnings	36,399	34,007
Accumulated other comprehensive loss	(1,426)	(1,737)
Unearned restricted stock: 2,785 shares for 2007 and 0 shares for 2006	(65)	-
Treasury stock, at cost: 185,433 shares for
2007, and 172,954 shares for 2006	(3,972)	(3,696)
TOTAL STOCKHOLDERS' EQUITY	46,468	43,500
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$584,122	$572,168

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$7,715	$7,226	$22,611	$20,639
Interest-bearing deposits with banks	4	-	4	-
Investment securities:
Taxable	1,130	851	3,201	2,549
Nontaxable	242	232	691	679
Dividends	88	74	257	223
TOTAL INTEREST INCOME	9,179	8,383	26,764	24,090
INTEREST EXPENSE:
Deposits	3,366	3,067	10,106	8,390
Borrowed funds	928	849	2,660	2,388
TOTAL INTEREST EXPENSE	4,294	3,916	12,766	10,778
NET INTEREST INCOME	4,885	4,467	13,998	13,312
Provision for loan losses	60	105	225	225
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	4,825	4,362	13,773	13,087
NON-INTEREST INCOME:
Service charges	809	827	2,369	2,342
Trust	123	135	387	372
Brokerage and Insurance	37	77	86	230
Investment securities gains	24	5	24	4
Gains on loans sold	18	11	82	24
Gains on sales of foreclosed properties	-	-	396	47
Earnings on bank owned life insurance	84	78	246	224
Other	83	80	306	293
TOTAL NON-INTEREST INCOME	1,178	1,213	3,896	3,536
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,130	2,055	6,256	6,078
Occupancy	268	261	877	845
Furniture and equipment	137	146	405	442
Professional fees	149	125	469	371
Amortization	36	36	108	216
Other	1,068	1,075	3,406	3,374
TOTAL NON-INTEREST EXPENSES	3,788	3,698	11,521	11,326
Income before provision for income taxes	2,215	1,877	6,148	5,297
Provision for income taxes	461	329	1,254	987
NET INCOME	$1,754	$1,548	$4,894	$4,310

Earnings Per Share	$0.62	$0.54	$1.72	$1.50
Cash Dividends Paid Per Share	$0.225	$0.215	$0.670	$0.640

Weighted average number of shares outstanding	2,835,546	2,863,404	2,842,115	2,877,852

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands)		2007		2006		2007		2006
Net income		$ 1,754		$ 1,548		$ 4,894		$ 4,310
Other comprehensive income:
Unrealized losses on available for sale securities	1,674		2,035		440		796
Change in Unrecognized Pension Costs	55		-		55		-
Less: Reclassification adjustment for gains included in net income	(24)		(5)		(24)		(4)
Other comprehensive loss before tax		1,705		2,030		471		792
Income tax benefit related to other comprehensive income		580		690		160		269
Other comprehensive loss, net of tax		1,125		1,340		311		523
Comprehensive income		$ 2,879		$ 2,888		$ 5,205		$ 4,833

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Nine Months Ended
	September 30,
(in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,894	$4,310
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	225	225
Depreciation and amortization	554	902
Amortization and accretion of investment securities	115	312
Deferred income taxes	28	(73)
Investment securities gains, net	(24)	(4)
Realized gains on loans sold	(82)	(24)
Earnings on bank owned life insurance	(246)	(224)
Losses on premises and equipment	100	1
Originations of loans held for sale	(4,581)	(1,847)
Proceeds from sales of loans held for sale	4,663	1,871
Gains on sale of foreclosed assets held for sale	(396)	(47)
Decrease in accrued interest receivable	(326)	(243)
Decrease (increase) in accrued interest payable	(258)	132
Other, net	222	(59)
Net cash provided by operating activities	4,888	5,232

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	4,538	10,402
Proceeds from maturity and principal repayments of securities	9,342	13,952
Purchase of securities	(21,598)	(25,322)
Proceeds from redemption of Regulatory Stock	2,758	2,204
Purchase of Regulatory Stock	(2,316)	(2,679)
Net increase in loans	(4,604)	(29,414)
Purchase of premises and equipment	(418)	(828)
Proceeds from sale of foreclosed assets held for sale	1,075	321
Net cash used in investing activities	(11,223)	(31,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	18,222	18,360
Proceeds from long-term borrowings	16,647	8,458
Repayments of long-term borrowings	(3,647)	(4,719)
Net increase (decrease) in short-term borrowed funds	(22,183)	7,882
Purchase of Treasury Stock	(360)	(996)
Reissuance of Treasury Stock	13	-
Vesting of Restricted Stock	7	-
Dividends paid	(1,898)	(1,820)
Net cash provided by financing activities	6,801	27,165

Net increase in cash and cash equivalents	466	1,033

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,015	8,609
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,481	$9,642

Supplemental Disclosures of Cash Flow Information:
Interest paid	$13,023	$10,613

Income taxes paid	$1,035	$1,170

Loans transferred to foreclosed property	$61	$463

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

Citizens Financial Service, Inc., (individually and collectively with its direct and indirect subsidiaries, the “Company”) is a Pennsylvania corporation organized as the holding company of its wholly owned subsidiary, First Citizens National Bank (the “Bank”), and its subsidiary, First Citizens Insurance Agency, Inc. (“First Citizens Insurance”).  All material inter-company balances and transactions have been eliminated in consolidation.

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

In the opinion of management of the Company, the accompanying interim financial statements for the quarters ended September 30, 2007 and 2006 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the nine-month period ended September 30, 2007 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2006.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share.  Earnings per share calculations give retroactive effect to stock dividends declared by the Company.  The Company has no dilutive securities.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income applicable to common stock	$1,754,000	$1,548,000	$4,894,000	$4,310,000
Weighted average common shares outstanding	2,835,546	2,863,404	2,842,115	2,877,852

Earnings per share	$0.62	$0.54	$1.72	$1.50

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

Defined Benefit Plan

The following sets forth the components of net periodic benefit costs of the noncontributory defined benefit plan for the three months and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006

Service cost	$100	$105	$322	$283
Interest cost	97	98	311	264
Expected return on plan assets	(112)	(107)	(358)	(288)
Net amortization and deferral	18	23	56	63

Net periodic benefit cost	$103	$119	$331	$322

 The Company expects to contribute $370,029 to its noncontributory defined benefit pension plan in 2007.  As of September 30, 2007, the Company has contributed $198,433.

Defined Contribution Plan

The Company also sponsors a defined contribution, 401(k) plan covering substantially all of its employees.  The Company contributes three percent of applicable salaries into the plan.  Contributions totaled $149,000 and $141,000 for the nine months ended September 30, 2007 and 2006, respectively.

Note 5 – Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006.  The adoption of this standard is not expected to have a material effect on the Company’s financial position.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, providing guidance on quantifying financial statement misstatement and implementation when first applying this guidance.  Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet.  SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s financial position.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Forward-looking statements may prove inaccurate. We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Company, the Bank, First Citizens Insurance or the combined company. When we use such words as "believes," "expects,” "anticipates," or similar expressions, we are making forward-looking statements.  For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements.  The Company would like to caution readers that the following important factors, among others, may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward looking statement:

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

Introduction

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the Company, a bank holding company and its direct and indirect subsidiaries.  Our Company's consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary’s (the Bank) financial conditions and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding September 30, 2007 financial information. The results of operations for the three months and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results you may expect for the full year.

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

Regulatory risk represents the possibility that a change in law, regulations or regulatory policy may have a material effect on the business of the Company and its direct and indirect subsidiaries.  We cannot predict what legislation might be enacted or what regulations might be adopted, or if adopted, the effect thereof on our operations.

Readers should carefully review the risk factors described in other documents our Company files from time to time with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the year ended December 31, 2006, filed by our Company and any current reports on Form 8-K filed by us.

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

Trust and Investment Services

Our Investment and Trust Services Department is committed to helping our customers meet their financial goals.  The Trust Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  We also help the members of our communities prepare for retirement by providing retirement plans for local employers and by managing individual IRA accounts.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Company.  As of September 30, 2007 and December 31, 2006, the Trust Department had $93.7 million and $82.6 million of assets under management, respectively.

Our Investment Representatives offer full service brokerage services throughout the Bank’s market area, and appointments can be made at any Bank branch. The Investment Representatives provide financial planning and help our customers achieve their financial goals with their choice of mutual funds, annuities, health and life insurance.  These products are made available through our insurance subsidiary, First Citizens Insurance.

Results of Operations

Overview of the Income Statement

          The Company had net income of $4,894,000 for the first nine months of 2007 compared with earnings of $4,310,000 for last year’s comparable period, an increase of $584,000 or 13.5%. Earnings per share for the first nine months of 2007 were $1.72, compared to $1.50 last year representing a 14.7% increase.  Annualized return on assets and return on equity for the first nine months of 2007 was 1.13% and 14.08%, respectively, compared with 1.06% and 13.18% for last year’s comparable period.

Net income for the three months ended September 30, 2007 totaled $1,754,000 compared with $1,548,000 for the comparable period last year, an increase of $206,000 or 13.3%.  Earnings per share for the three months ended September 30, 2007 and 2006 were $.62 and $.54 per share, an increase of 14.8%, respectively. Annualized return on assets and return on equity for the quarter ended September 30, 2007 was 1.20% and 14.85%, respectively, compared with 1.12% and 14.03%, respectively, for last year’s comparable period.

Details of the reasons for these changes are discussed on the following pages.

Net Interest Income

Net interest income, the most significant component of earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

For the three months ended September 30, 2007, net interest income was $4,885,000, which was $418,000 or 9.4% higher than the comparable period last year.  The provision for loan losses was $60,000 for the three months ended September 30, 2007 compared with $105,000 for the same period last year.  As such, net interest income after the provision for loan losses was $4,825,000 compared with $4,362,000 for the quarters ended September 30, 2007 and 2006, respectively.

Net interest income, for the nine months of 2007, was $13,998,000 compared to $13,312,000 for the same period in 2006.  For the first nine months of 2007, the provision for loan losses totaled $225,000, the same as the first nine months of 2006.  Consequently, net interest income after the provision for loan losses was $13,773,000 for the first nine months of 2007 compared to $13,087,000 for the first nine months of 2006, an increase of $686,000.

The following tables set forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created for the three months and the nine months ended September 30, 2007 and 2006:

	Three Months Ended
	September 30, 2007			September 30, 2006
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	357	4	4.45	2	-	-
Total short-term investments	357	4	4.45	2	-	-
Investment securities:
Taxable	99,153	1,228	4.95	82,846	934	4.51
Tax-exempt (3)	24,439	366	5.99	23,483	352	6.00
Total investment securities	123,592	1,594	5.16	106,329	1,286	4.84
Loans:
Residential mortgage loans	210,158	3,938	7.43	212,368	3,822	7.14
Commercial & farm loans	148,386	3,000	8.02	137,578	2,672	7.71
Loans to state & political subdivisions	45,758	700	6.07	43,619	653	5.94
Other loans	12,650	301	9.41	12,671	288	9.05
Loans, net of discount (2)(3)(4)	416,952	7,939	7.55	406,236	7,435	7.26
Total interest-earning assets	540,901	9,537	6.99	512,567	8,721	6.75
Cash and due from banks	9,674			9,453
Bank premises and equipment	12,675			12,382
Other assets	18,937			18,856
Total non-interest earning assets	41,286			40,691
Total assets	582,187			553,258
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	100,949	571	2.24	86,397	450	2.07
Savings accounts	38,774	35	0.36	39,561	34	0.34
Money market accounts	50,487	461	3.62	46,199	398	3.42
Certificates of deposit	220,352	2,299	4.14	220,048	2,185	3.94
Total interest-bearing deposits	410,562	3,366	3.25	392,205	3,067	3.10
Other borrowed funds	68,111	928	5.40	62,745	849	5.37
Total interest-bearing liabilities	478,673	4,294	3.56	454,950	3,916	3.42
Demand deposits	50,373			49,644
Other liabilities	6,990			4,763
Total non-interest-bearing liabilities	57,363			54,407
Stockholders' equity	46,151			43,901
Total liabilities & stockholders' equity	582,187			553,258
Net interest income		5,243			4,805
Net interest spread (5)			3.44%			3.34%
Net interest income as a percentage
of average interest-earning assets			3.85%			3.72%
Ratio of interest-earning assets
to interest-bearing liabilities			1.13			1.13

(1) Averages are based on daily averages.
(2) Includes loan origination and commitment fees.
(3) Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%.
(4) Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

	Nine Months Ended
	September 30, 2007			September 30, 2006
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	122	4	4.05	11	-	1.70
Total short-term investments	122	4	4.05	11	-	1.70
Investment securities:
Taxable	95,491	3,488	4.87	84,688	2,805	4.42
Tax-exempt (3)	23,225	1,046	6.01	23,065	1,029	5.95
Total investment securities	118,716	4,534	5.09	107,753	3,834	4.74
Loans:
Residential mortgage loans	211,249	11,675	7.39	207,480	10,905	7.03
Commercial & farm loans	146,646	8,692	7.92	132,662	7,566	7.63
Loans to state & political subdivisions	45,197	2,045	6.05	43,400	1,936	5.96
Other loans	12,308	855	9.29	12,855	856	8.90
Loans, net of discount (2)(3)(4)	415,400	23,267	7.49	396,397	21,263	7.17
Total interest-earning assets	534,238	27,805	6.96	504,161	25,097	6.66
Cash and due from banks	9,368			8,993
Bank premises and equipment	12,827			12,280
Other assets	18,984			18,610
Total non-interest earning assets	41,179			39,883
Total assets	575,417			544,044
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	93,336	1,495	2.14	84,514	1,176	1.86
Savings accounts	38,446	101	0.35	39,526	96	0.32
Money market accounts	49,211	1,338	3.64	45,056	1,036	3.07
Certificates of deposit	228,959	7,172	4.19	214,381	6,082	3.79
Total interest-bearing deposits	409,952	10,106	3.30	383,477	8,390	2.93
Other borrowed funds	64,494	2,660	5.51	63,935	2,388	4.99
Total interest-bearing liabilities	474,446	12,766	3.60	447,412	10,778	3.22
Demand deposits	49,103			48,592
Other liabilities	6,609			4,665
Total non-interest-bearing liabilities	55,712			53,257
Stockholders' equity	45,259			43,375
Total liabilities & stockholders' equity	575,417			544,044
Net interest income		15,039			14,319
Net interest spread (5)			3.36%			3.44%
Net interest income as a percentage
of average interest-earning assets			3.76%			3.80%
Ratio of interest-earning assets
to interest-bearing liabilities			1.13			1.13

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the three and nine months ended September 30, 2007 and 2006:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
In thousands:	2007	2006	2007	2006

Total interest income	$9,179	$8,383	$26,764	$24,090
Total interest expense	4,294	3,916	12,766	10,778

Net interest income	4,885	4,467	13,998	13,312
Tax equivalent adjustment	358	338	1,041	1,007

Net interest income (fully taxable equivalent)	$5,243	$4,805	$15,039	$14,319

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense for the three months and nine months ended September 30, 2007.

	Three months ended September 30, 2007 vs. 2006 (1)			Nine months ended September 30, 2007 vs. 2006 (1)
	Change in	Change	Total	Change in	Change	Total
(in thoudsands)	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$4	$-	$4	$4	$-	$4
Investment securities:
Taxable	220	74	294	548	135	683
Tax-exempt	14	-	14	7	10	17
Total investments	234	74	308	555	145	700
Loans:
Residential mortgage loans	(40)	156	116	192	578	770
Commercial & farm loans	228	100	328	848	278	1,126
Loans to state & political subdivisions	33	14	47	82	27	109
Other loans	(1)	14	13	(37)	36	(1)
Total loans, net of discount	220	284	504	1,085	919	2,004
Total Interest Income	458	358	816	1,644	1,064	2,708
Interest Expense:
Interest-bearing deposits:
NOW accounts	89	32	121	81	238	319
Savings accounts	(1)	2	1	(2)	7	5
Money Market accounts	43	20	63	78	224	302
Certificates of deposit	3	111	114	332	758	1,090
Total interest-bearing deposits	134	165	299	489	1,227	1,716
Other borrowed funds	73	6	79	20	252	272
Total interest expense	207	171	378	509	1,479	1,988
Net interest income	$251	$187	$438	$1,135	$(415)	$720

(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

As can be seen from the preceding tables, our net interest spread improved from 3.34% for the three months ended September 30, 2006 to 3.44% for the same time period in 2007.  For the first nine months of 2007, our net interest spread was 3.36% compared with 3.44% for the first nine months of 2006, a decrease of 8 basis points.  From June 2004 to June 2006, the Federal Reserve increased the Federal Funds rate 425 basis points.  Since that period, we have experienced a flat to inverted interest rate yield curve.  This resulted in an increase in the rates paid on our shorter-term cost of funds.  We did not however see the same level of increase in longer-term rates on our interest earning assets.  As such, we experienced a compression in our net interest margin.

In August 2007, the Federal Reserve lowered the discount rate 50 basis points due primarily to a decrease in overall liquidity related to the sub-prime housing market.  On September 18, 2007, due to various economic factors, the Federal Reserve reduced the Federal Funds rate by 50 basis points.  For the quarter ended September 30, 2007, these events resulted in a slightly positive affect on the Company by decreasing our short-term cost of funds more than the decrease in interest income earned on shorter term interest earning assets.  As such, our net interest spread has improved compared to the same period last year. If the yield curve becomes more normal, we expect our interest margin to continue to improve. Management continues to review various pricing and investment strategies in an attempt to maintain or improve upon our current interest margin.  Low cost deposits continue to be our focus and are essential in improving the interest margin going forward.

For the three months ended September 30, 2007, tax equivalent net interest income increased from $4,805,000 in 2006 to $5,243,000.  The yield on interest-earning assets was 6.99% compared to 6.75% and the rate on interest-bearing liabilities was 3.56% compared to 3.42%.

Tax equivalent net interest income improved from $14,319,000 for the nine months ended September 30, 2006 to $15,040,000 for the same period in 2007.  This represents an increase of $721,000 on a tax equivalent basis.  The increase in interest-earning assets of $30.1 million generated an increase in interest income of $2,708,000, with $1,644,000 due to volume, and $1,064,000 of the increase attributable to a change in rate.  The yield on interest earning assets has increased 30 basis points going from 6.66% to 6.96%.  Interest-bearing liabilities increased $27.0 million resulting in an increase of $1,988,000 of interest expense predominately attributable to a change in rate.  Comparing the first nine months of 2007 with 2006, the average interest rate on interest-bearing liabilities increased 38 basis points, from 3.22% to 3.60%.

Provision For Loan Losses

For the three months ending September 30, 2007, we recorded $60,000 to the provision for loan losses compared to $105,000 recorded for the same time period last year.  For the nine month period ending September 30, 2007 we recorded $225,000 to the provision which is the same as was recorded last year through nine months.  Management's quarterly review of the allowance for loan losses is based on the following information: migration analysis of delinquent and non-accrual loans, impaired loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative adjustments, actual and expected loan growth and peer comparisons (see also “Financial Condition – Allowance for Loan Losses”).

Non-interest Income

Non-interest income for the three months ended September 30, 2007, as detailed below, totaled $1,178,000, a decrease of $35,000 over the comparable period last year.  The main decrease is in brokerage and insurance revenues which decreased by $40,000 when compared to last year.  We continue the transition to a new broker-dealer.  As a result, our focus has moved from annuity products to fee based managed accounts that will allow us to further develop our relationship with our customers.  During the three months ended September 30, 2007, we recorded a $24,000 net gain on the sale of investment securities.  This compares to a net gain of $5,000 recorded during the third quarter of 2006.

Non-interest income increased $360,000 or 10.2%, for the first nine months of 2007 when compared to the same period in 2006.  Gains on sales of foreclosed properties increased by $349,000 due to a large pre-tax gain of $381,000 realized during the second quarter from the sale of a commercial property.  Trust income increased $15,000 or 4.0% due to our ongoing success in growing our trust assets under management.  Gains on the sale of investment securities increased by $20,000 due to the aforementioned sale.  Gains on loans sold also increased $58,000 due to an increased volume of sales of secondary mortgages compared to last year.  These increases were offset by a decrease in brokerage income of $144,000.  We continue to emphasize the successful transition to the new broker-dealer and anticipate continued improvement.

The following tables show the breakdown of non-interest income for the three months and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,		Change
(dollars in thousands)	2007	2006	Amount	%
Service charges	$809	$827	$(18)	(2.2)
Trust	123	135	(12)	(8.9)
Brokerage and Insurance	37	77	(40)	(51.9)
Investment securities gains, net	24	5	19	380.0
Gains on loans sold	18	11	7	63.6
Earnings on bank owned life insurance	84	78	6	7.7
Other	83	80	3	3.8
Total	$1,178	$1,213	$(35)	(2.9)

	Nine months ended September 30,		Change
(dollars in thousands)	2007	2006	Amount	%
Service charges	$2,369	$2,342	$27	1.2
Trust	387	372	15	4.0
Brokerage and Insurance	86	230	(144)	(62.6)
Investment securities gains, net	24	4	20	500.0
Gains on loans sold	82	24	58	241.7
Gains on sales of foreclosed properties	396	47	349	742.6
Earnings on bank owned life insurance	246	224	22	9.8
Other	306	293	13	4.4
Total	$3,896	$3,536	$360	10.2

Non-interest Expense

Non-interest expenses, as detailed below, totaled $3,788,000 for the three months ended September 30, 2007 compared with $3,698,000 for the comparable period last year.  This is an increase of $90,000, or 2.4%.  Salaries and employee benefits have increased by $75,000, or 3.6%, primarily due to an increase in employee incentive accruals.  Professional fees increased $24,000 due to various consulting arrangements consistent with our strategic initiatives.

Total non-interest expense for the first nine months of 2007 increased $195,000 or 1.7%, compared to the same period in 2006.  The increase is primarily due to a $100,000 write-down of one of our bank properties.    The increase in salaries and employee benefits of $178,000 is due mainly to annual merit increases and an increase in employee incentive accruals.  Occupancy expense increased by $32,000 because of the depreciation and associated building maintenance to our new Wellsville branch.  Other professional fees have increased $98,000 over last year due to various consulting arrangements including an evaluation of our incentive and pension plans.  Furniture and equipment costs decreased due to decreased depreciation expense from assets becoming fully depreciated.  Amortization expense decreased $108,000 due to a core deposit intangible from a previous acquisition that became fully amortized in March 2006.  Without the $100,000 write-down, we would have increased total non-interest expense by only $95,000, or 0.8% over the first nine months of 2007. Management continues to examine ways to become a more efficient organization without sacrificing customer service.

The following tables reflect the breakdown of non-interest expense and professional fees for the three months and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,		Change
(dollars in thousands)	2007	2006	Amount	%
Salaries and employee benefits	$2,130	$2,055	$75	3.6
Occupancy	268	261	7	2.7
Furniture and equipment	137	146	(9)	(6.2)
Professional fees	149	125	24	19.2
Amortization	36	36	-	-
Other	1,068	1,075	(7)	(0.7)
Total	$3,788	$3,698	$90	2.4

	Three months ended September 30,		Change
	2007	2006	Amount	%
Other professional fees	$90	$68	$22	32.4
Legal fees	15	21	(6)	(28.6)
Examinations and audits	44	36	8	22.2
Total	$149	$125	$24	19.2

	Nine months ended September 30,		Change
(dollars in thousands)	2007	2006	Amount	%
Salaries and employee benefits	$6,256	$6,078	$178	2.9
Occupancy	877	845	32	3.8
Furniture and equipment	405	442	(37)	(8.4)
Professional fees	469	371	98	26.4
Amortization	108	216	(108)	(50.0)
Other	3,406	3,374	32	0.9
Total	$11,521	$11,326	$195	1.7

	Nine months ended September 30,		Change
	2007	2006	Amount	%
Other professional fees	$278	$215	$63	29.3
Legal fees	70	50	20	40.0
Examinations and audits	121	106	15	14.2
Total	$469	$371	$98	26.4

Provision For Income Taxes

The provision for income taxes was $461,000 for the three months ending September 30, 2007 compared to $329,000 last year.  The increase is due to the level of taxable income we have earned this year compared to last year.

The provision for income taxes was $1,254,000 for the nine month period ended September 30, 2007 compared to $987,000 for the same period in 2006.  Through management of our municipal loan and bond portfolios, the effective tax rate for 2007 is 20.35% compared with 18.47% for last year.

We are involved in three limited partnership agreements that established low-income housing projects in our market areas. As a result of these agreements, for tax purposes we have recognized $639,000 out of a total $913,000 of tax credits from one project in the Towanda area that began in October of 2000. We have recognized $221,000 out of a total $385,000 of tax credits on the second project in the Wellsboro market which was completed in November 2001.  In 2005, we entered into a third limited liability partnership for a low-income housing project for senior citizens in our Sayre market area.  Beginning in 2007, we have recognized $43,000 out of a total $574,000 of tax credits.  We anticipate recognizing $969,000 of tax credits over the next ten years.

Financial Condition

Total assets (shown in the Consolidated Balance Sheet) of $584.1 million have increased 2.1% since year-end 2006’s balance of $572.2 million.  Net loans have increased 1.1% to $415.3 million at September 30, 2007.  Investment securities increased 7.4% to $117.8 million since year-end 2006.  Total deposits increased $18.2 million or 4.1% to $464.7 million since year-end 2006. Borrowed funds have decreased $9.2 million to $66.6 million compared with $75.8 million at year-end.  Explanations of variances will be described within the following appropriate sections.

Cash and Cash Equivalents

Cash and cash equivalents totaled $10,481,000 at September 30, 2007 compared to $10,015,000 on December 31, 2006.  Non-interest-bearing cash increased $461,000 since year-end 2006, while interest-bearing cash increased $5,000 during that same period.  We believe the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year.  These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments.

Investments

As shown in the table below, our investment portfolio increased by $8,044,000 or 7.3% from December 31, 2006 to September 30, 2007.  During the first three quarters of 2007 we purchased approximately $11.4 million of U.S. agency obligations, $6.7 million of mortgage-backed securities, and $3.3 million of municipal bonds offsetting the $8.7 million of principal repayments that occurred during the same time period.  We continue to receive monthly principal repayments allowing us to purchase at current market yields.  We have increased our investment portfolio during the first nine months of the year primarily due to opportunities related to fluctuations in the treasury curve.  Additionally, we sold $4.5 million of securities resulting in the $24,000 aforementioned gain.  The overall market value of our investment portfolio has increased approximately $.4 million due to decreases in interest rates since year end.  Our investment portfolio is currently yielding 5.10% compared to 4.75% a year ago, on a tax equivalent basis.

	September 30,		December 31,
	2007		2006
(dollars in thousands)	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$23,294	19.8	$16,651	15.2
Obligations of state & political
subdivisions	25,725	21.8	22,562	20.5
Corporate obligations	7,778	6.6	7,997	7.3
Mortgage-backed securities	58,168	49.4	59,875	54.6
Equity securities	2,822	2.4	2,658	2.4
Total	$117,787	100.0	$109,743	100.0

	September 30, 2007/
	December 31, 2006
	Change
(dollars in thousands)	Amount	%
Available-for-sale:
U. S. Agency securities	$6,643	39.9
Obligations of state & political
subdivisions	3,163	14.0
Corporate obligations	(219)	(2.7
Mortgage-backed securities	(1,707)	(2.9
Equity securities	164	6.2
Total	$8,044	7.3

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

As shown in the tables below (dollars in thousands), total loans increased approximately $4,667,000 or 1.1% during the first nine months of 2007.  The increase in commercial real estate loans of $4.2 million and the $2.3 million increase in commercial and other loans was offset by a $2.9 million decrease in residential real estate loans with minimal change in the other loan categories.

We have experienced an overall decrease in loan demand during the first nine months of 2007. Our focus continues to be on loan quality and customer relationships, which has impacted our growth during the first nine months due to local and regional economic conditions.   The Company’s focus remains on commercial lending as a means to increase loan growth as well as obtain deposits from farmers and small businesses throughout our market area.  We have a strong team of dedicated, experienced professionals that enable us to meet the needs of commercial and agricultural customers within our service area.  Residential mortgage lending is a principal business activity and our Company continues to offer a full menu of competitively priced conforming, nonconforming and home equity mortgages.  We emphasize branch office personnel training and focus on providing flexibility and fast “turn around time” that will aid in growing our loan portfolio.

	September 30,		December 31,
	2007		2006
(dollars in thousands)	Amount	%	Amount	%
Real estate:
Residential	$203,133	48.4	$206,059	49.7
Commercial	98,360	23.5	94,122	22.7
Agricultural	16,758	4.0	17,054	4.1
Construction	7,160	1.7	7,027	1.7
Loans to individuals
for household, family and other purchases	13,009	3.1	12,482	3.0
Commercial and other loans	35,111	8.4	32,766	7.9
State & political subdivision loans	45,909	10.9	45,263	10.9
Total loans	419,440	100.0	414,773	100.0
Less allowance for loan losses	4,112		3,876
Net loans	$415,328		$410,897

	September 30, 2007/
	December 31, 2006
	Change
(dollars in thousands)	Amount	%
Real estate:
Residential	$(2,926)	(1.4)
Commercial	4,238	4.5
Agricultural	(296)	(1.7)
Construction	133	1.9
Loans to individuals
for household, family and other purchases	527	4.2
Commercial and other loans	2,345	7.2
State & political subdivision loans	646	1.4
Total loans	$4,667	1.1

Allowance For Loan Losses

As shown in the table below, the Allowance for Loan Losses as a percentage of loans increased from .93% at December 31, 2006 to .98% at September 30, 2007.  The dollar amount of the allowance increased $236,000 since year-end 2006.  The increase is a result of a $225,000 provision for the first nine months, losses of $128,000, and recoveries of $139,000, which includes $79,000 from one large commercial relationship.

	September 30,	December 31,
(dollars in thousands)	2007	2006	2005	2004	2003
Balance, at beginning of period	$3,876	$3,664	$3,919	$3,620	$3,621
Provision charged to income	225	330	60	-	435
Increase related to acquisition	-	-	-	290	-
Recoveries on loans previously
charged against the allowance	139	172	57	324	116
	4,240	4,166	4,036	4,234	4,172
Loans charged against the allowance	(128)	(290)	(372)	(315)	(552)
Balance, at end of year	$4,112	$3,876	$3,664	$3,919	$3,620

Allowance for loan losses as a percent
of total loans	0.98%	0.93%	0.96%	1.09%	1.14%

Allowance for loan losses as a percent
of non-performing loans	172.27%	115.43%	163.94%	176.53%	134.62%

The adequacy of the allowance for loan losses is subject to a formal analysis by management of the Company.  Management deems the allowance to be adequate to absorb inherent losses probable in the portfolio, as of September 30, 2007.  The Company has disclosed in its annual report on Form 10-K for the year ended December 31, 2006 the process and methodology supporting the loan loss provision.

Credit Quality Risk

The following table identifies amounts of loan losses and non-performing loans.  Past due loans are those that were contractually past due 90 days or more as to interest or principal payments.

	September 30,	December 31,
(dollars in thousands)	2007	2006	2005	2004	2003
Non-performing loans:
Non-accruing loans	$1,177	$478	$867	$722	$578
Impaired loans	989	1,190	1,031	1,061	1,926
Accrual loans - 90 days or
more past due	221	1,690	337	437	185
Total non-performing loans	2,387	3,358	2,235	2,220	2,689
Foreclosed assets held for sale	140	758	619	712	305
Total non-performing assets	$2,527	$4,116	$2,854	$2,932	$2,994
Non-performing loans as a percent of loans
net of unearned income	0.57%	0.81%	0.58%	0.62%	0.85%
Non-performing assets as a percent of loans
net of unearned income	0.60%	0.99%	0.75%	0.82%	0.94%

Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.  The increase in non-accruing loans is mainly due to one large customer that was added in 2007.  The decrease in accrual loans – 90 days or more past due for the first nine months is primarily due to a temporary delay in payment from one large commercial customer at December 31, 2006.  The decrease in foreclosed assets held for sale is due to the aforementioned sale of a large commercial property.  Overall, non-performing assets have decreased by $1,589,000 since December 31, 2006.

Bank Owned Life Insurance

The Company has purchased bank owned life insurance to offset future employee benefit costs.  As of September 30, 2007 the cash surrender value of this life insurance is $8,293,000, an increase of $246,000 since year end.  The use of life insurance policies provides the bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.

Deposits

Traditional deposits continue to be the most significant source of funds for the Company. As shown in the following tables, deposits increased $18,221,000 or 4.1%, since December 31, 2006.  As of September 30, 2007, non-interest-bearing deposits increased by $5,358,000, NOW accounts increased by $15,469,000, savings accounts increased $930,000, and money market deposit accounts increased $7,495,000.  The large increase in NOW accounts and money market deposits was mainly due to increases in deposits of municipalities related primarily to real estate tax receipts during the first nine months of 2007.  Brokered certificates of deposit decreased by $4,674,000.  Due to the Federal Reserve’s lowering of the Federal Funds rate 50 basis points in September, we have replaced maturing brokered certificates of deposit with short-term Federal Home Loan Bank borrowings in an effort to manage our overall cost of funds.  Certificates of deposit have declined by $6,357,000, or 3.0% since year end 2006.

	September 30,		December 31,
	2007		2006
(dollars in thousands)	Amount	%	Amount	%
Non-interest-bearing deposits	$53,867	11.6	$48,509	10.9
NOW accounts	101,536	21.8	86,067	19.3
Savings deposits	38,567	8.3	37,637	8.4
Money market deposit accounts	53,561	11.5	46,066	10.3
Brokered certificates of deposit	9,179	2.0	13,853	3.1
Certificates of deposit	208,026	44.8	214,383	48.0
Total	$464,736	100.0	$446,515	100.0

	September 30, 2007/
	December 31, 2006
	Change
(dollars in thousands)	Amount	%
Non-interest-bearing deposits	$5,358	11.0
NOW accounts	15,469	18.0
Savings deposits	930	2.5
Money market deposit accounts	7,495	16.3
Brokered certificates of deposit	(4,674)	(33.7)
Certificates of deposit	(6,357)	(3.0)
Total	$18,221	4.1

Borrowed Funds

      Borrowed funds decreased $9,182,000 during the first nine months of 2007. The increase in deposits, offset by investment purchases, resulted in the net decrease compared to December 31, 2006.  The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank.

In December 2003, the Company formed a special purpose entity, Citizens Financial Statutory Trust I (“the Entity”), to issue $7,500,000 of floating rate obligated mandatory redeemable securities as part of a pooled offering.  The rate is determined quarterly and floats based on the 3 month LIBOR plus 2.80%.  At September 30, 2007, the rate was 8.49%.  The Entity may redeem them, in whole or in part, at face value after December 17, 2008.  The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable, which is included within borrowed funds in the liabilities section of the Company’s balance sheet.  Under current accounting rules, the Company’s minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet.  The Entity is not consolidated as part of the Company’s consolidated financial statements.

Stockholder’s Equity

We evaluate stockholders’ equity in relation to total assets and the risks associated with those assets.  The greater the capital resource, the more likely a corporation is to meet its cash obligations and absorb unforeseen losses.  For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total Stockholders’ Equity was $46,468,000 at September 30, 2007 compared to $43,500,000, at December 31, 2006, an increase of $2,968,000 or 6.8%.  Excluding accumulated other comprehensive loss, stockholder’s equity increased $2,657,000, or 5.9%.  In the first nine months of 2007, the Company had net income of $4,894,000 and paid dividends of $1,898,000, representing a dividend payout ratio of 38.8%.  The Company also purchased 16,128 shares of treasury stock for $359,675 at a weighted average cost of $22.30 per share during the first nine months of 2007.

All of the Company’s investment securities are classified as available-for-sale making this portion of the Company’s balance sheet more sensitive to the changing market value of investments.  Accumulated other comprehensive loss decreased $311,000 compared to December 31, 2006 as a result of market value fluctuations involving spreads and interest rate movements.

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

	September 30,		December 31,
(dollars in thousand)	2007		2006
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$50,615	13.08%	$47,604	12.59%
For capital adequacy purposes	30,968	8.00%	30,252	8.00%
To be well capitalized	38,710	10.00%	37,815	10.00%

Tier I capital (to risk-weighted assets)
Company	$46,449	12.00%	$43,684	11.55%
For capital adequacy purposes	15,484	4.00%	15,126	4.00%
To be well capitalized	23,226	6.00%	22,689	6.00%

Tier I capital (to average assets)
Company	$46,449	8.10%	$43,684	7.82%
For capital adequacy purposes	22,938	4.00%	22,355	4.00%
To be well capitalized	28,672	5.00%	27,944	5.00%

The Bank’s computed risk-based capital ratios are as follows:

	September 30,		December 31,
(dollars in thousand)	2007		2006
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$44,557	11.53%	$41,249	10.93%
For capital adequacy purposes	30,927	8.00%	30,200	8.00%
To be well capitalized	38,659	10.00%	37,750	10.00%

Tier I capital (to risk-weighted assets)
Bank	$40,383	10.45%	$37,330	9.89%
For capital adequacy purposes	15,464	4.00%	15,100	4.00%
To be well capitalized	23,196	6.00%	22,650	6.00%

Tier I capital (to average assets)
Bank	$40,383	7.05%	$37,330	6.68%
For capital adequacy purposes	22,920	4.00%	22,373	4.00%
To be well capitalized	28,650	5.00%	27,966	5.00%

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs.  These commitments are made in the normal course of business with most of them expiring without ever being drawn upon.  The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2007 (dollars in thousands):

Commitments to extend credit	$71,417
Standby letters of credit	2,077
$73,494

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

Cash generated by operating activities, investing activities and financing activities influences liquidity management. The most important source of funds is the deposits that are primarily core deposits (deposits from customers with other relationships). Short-term debt from the Federal Home Loan Bank supplements our Company’s availability of funds as well as line of credit arrangements with corresponding banks.  Other sources of short-term funds include brokered certificates of deposit and the sale of loans or investments, if needed.

Our Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other significant uses of funds include purchasing Regulatory Stock, as well as the purchase of capital expenditures.  Surplus funds are then invested in investment securities.

Capital expenditures during the first nine months of 2007 were $418,000, less than the $828,000 that was expended for the same period last year.

Our Company achieves additional liquidity primarily from temporary or short-term borrowings from the Federal Home Loan Bank of Pittsburgh, PA, and other wholesale borrowing alternatives that mature in less than one year.  The Company has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $225.7 million as an additional source of liquidity, of which $39.7 million is outstanding.  Additionally, the Company and the Bank have line of credit arrangements with corresponding banks that provide additional liquidity.

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

          Currently, our Company has equity securities that represent only 2.4% of our investment portfolio and, therefore, market risk is not significant.

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

         We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure.  A shock analysis during the third quarter of 2007 indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twenty-four months, and is within our Company’s policy limit to manage interest rate risk effectively.

Item 3-Quantitative and Qualitative Disclosure About Market Risk

        In the normal course of conducting business activities, the Company is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary.  Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments and was discussed previously in this Form 10-Q.  Management and a committee of the Board of Directors manage interest rate risk (see also “Interest Rate and Market Risk Management”).

         No material changes in market risk strategy occurred during the current period.  A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 2006.

Item 4-Control and Procedures

We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors during the quarter ended, September 30, 2007, that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 1A – Risk Factors

          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. At September 30, 2007 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

7/1/07 to 7/31/07	-	-	-	91,211
8/1/07 to 8/30/07	5,000	$21.75	5,000	86,211
9/1/07 to 9/30/07	293	$22.00	293	85,918
Total	5,293	$21.76	5,293	85,918

 (1)   On January 7, 2006, the Board of Directors authorized the repurchase of 140,000 shares.  The repurchase plan does not have an expiration date.

Item 3 - Defaults Upon Senior Securities

Not applicable.

 Item 4 - Submission of Matters to a Vote of Security Holders

None

 Item 5 - Other Information

        (a)     None

(b)           On October 16, 2007, the Governance and Nominating Committee (“Committee”) of the Board of Directors of the Company amended its policy on shareholder recommendations of director nominees to provide that, in order for a director candidate to be considered for nomination at the Company’s annual meeting of shareholders, the recommendation must be received by the Committee at least 120 calendar days prior to the date the Company’s proxy statement was released to shareholders in connection with the previous year’s annual meeting, advanced by one year.

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

Citizens Financial Services, Inc. (Registrant)

November 8, 2007	By:	/s/ Randall E. Black
By: Randall E. Black
President and Chief Executive Officer (Principal Executive Officer)

November 8, 2007	By:	/s/ Mickey L. Jones
By: Mickey L. Jones
Chief Financial Officer (Principal Accounting Officer)