Form 10-K
period 2007-12-31
CITIZENS FINANCIAL SERVICES INC
filed 2008-03-06
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

■                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2007

or

□                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-13222

CITIZENS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	23-2265045
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
15 South Main Street, Mansfield, Pennsylvania	16933
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(570) 662-2121

Securities registered pursuant to Section 12(b) of the Act:	None

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
                                               □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                                      Accelerated filer ☐

Non-accelerated filer ☐                                                                            Smaller reporting company ■

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
    □  Yes     ■  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $55,143,967 as of June 30, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,825,558as of February 20, 2008

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference to the Registrant’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.

II

Citizens Financial Services, Inc. Form 10-K INDEX
Page
PART I
ITEM 1 – BUSINESS	1 – 4
ITEM 1A – RISK FACTORS	5– 7
ITEM 1B – UNRESOLVED STAFF COMMENTS	7
ITEM 2 – PROPERTIES	7
ITEM 3 – LEGAL PROCEEDINGS	7
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	7
PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	8 - 9
ITEM 6 – SELECTED FINANCIAL DATA	10
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	11 – 33
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	34 – 68
ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	69
ITEM 9A(T) – CONTROLS AND PROCEDURES	69
ITEM 9B– OTHER INFORMATION	69
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	70
ITEM 11 – EXECUTIVE COMPENSATION	70
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	70– 71
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	71
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES	71
PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	72– 73
SIGNATURES	74

III

PART I

ITEM 1 – BUSINESS.

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

FIRST CITIZENS NATIONAL BANK

The Bank was created as a result of the merger of Citizens National Bank of Blossburg, Pennsylvania with and into The First National Bank of Mansfield in 1970.  Upon consummation of the merger, the Bank had 2 offices and served Tioga County, Pennsylvania.  In 1971, the Bank expanded its operations into Potter County through the acquisition of the Grange National Bank, which had offices in Ulysses and Genesee, Pennsylvania.  As previously discussed, the Bank became the wholly-owned subsidiary of Citizens Financial Services, Inc. in 1984.  On November 16, 1990, the Company acquired Star Savings and Loan Association, originally organized as a Pennsylvania state-chartered mutual savings and loan association in 1899, and converted it into a Pennsylvania state-chartered permanent reserve fund stock savings and loan association on March 27, 1986. On December 31, 1991, the Star Savings and Loan Association merged with and into the Bank.  On April 20, 1996, the Bank purchased two branch offices of Meridian Bank in Canton and Gillett, Pennsylvania.  In October 1996, the Bank opened an office in the Weis Supermarket in Wellsboro, Pennsylvania.  In August of 2000, the Bank opened an office in the Wal-Mart Super-center in Mansfield, Pennsylvania.  On October 27, 2000, the Bank purchased six branch offices of Sovereign Bank in Bradford County, Pennsylvania.  In February 2001, the Bank consolidated two of the six Sovereign branches.  On June 4, 2004, two branches of The Legacy Bank in Bradford County, Pennsylvania were purchased and the Bank consolidated two of its existing branches to maximize efficiencies.  On December 17, 2005, the Hannibal branch of the Fulton Savings Bank in Hannibal, New York was acquired.  Simultaneous with the purchase, the branch was relocated to Wellsville, New York (Allegany County).  A temporary banking facility was opened on December 19, 2005.  A permanent banking facility was constructed during 2006 and was opened for business on October 30, 2006.

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

As of December 31, 2007, the Bank employed 154full time employees and 30part-time employees, resulting in 167full time equivalent employees at our corporate offices and other banking locations.

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

Additional information related to our business and competition is included in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

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

The Bank is a national bank and a member of the Federal Reserve System, and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank is subject to regulation and examination by the Office of the Comptroller of the Currency (OCC), and to a much lesser extent, the Federal Reserve Board and the FDIC.  The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, and limitations on the types of investments that may be made and the types of services that may be offered.  The Bank is subject to extensive regulation and reporting requirements in a variety of areas, including to help prevent money laundering, to preserve financial privacy and to properly report late payments, defaults and denials of loan applications.  The Community Reinvestment Act requires the Bank to help meet the credit needs of the entire community where the Bank operates, including low and moderate income neighborhoods.  The Bank's rating under the Community Reinvestment Act, assigned by the Comptroller of the Currency pursuant to an examination of the Bank, is important in determining whether the bank may receive approval for, or utilize certain streamlined procedures in, applications to engage in new activities.  The Bank’s present CRA rating is “Outstanding.”  Various consumer laws and regulations also affect the operations of the Bank.  In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

In addition to the risk-based capital guidelines, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio of a minimum level of Tier 1 capital (as determined under the risk-based capital guidelines) equal to 3% of average total consolidated assets for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion.  All other bank holding companies are required to maintain a ratio of at least 1% above the stated minimum.  The Bank is subject to almost identical capital requirements adopted by the OCC.

PROMPT CORRECTIVE ACTION RULES

The federal banking agencies have regulations defining the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”  Institutions that are classified as undercapitalized, significantly undercapitalized or critically undercapitalized are subject to various supervision measures based on the degree of undercapitalization.  The applicable federal bank regulator for a depository institution could, under certain circumstances, reclassify a “well-capitalized” institution as “adequately capitalized” or require an “adequately capitalized” or “undercapitalized” institution to comply with supervisory actions as if it were in the next lower category.  Such a reclassification could be made if the regulatory agency determines that the institution is in an unsafe or unsound condition (which could include unsatisfactory examination ratings).  The Bank satisfies the criteria to be classified as “well capitalized” within the meaning of applicable regulations.

REGULATORY RESTRICTIONS ON DIVIDENDS

The Bank may not, under the National Bank Act, declare a dividend without approval of the OCC, unless the dividend to be declared by the Bank's Board of Directors does not exceed the total of:  (i) the Bank's net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The Federal Reserve Board, the OCC and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends.

Under these policies and subject to the restrictions applicable to the Bank, the Bank could have declared, during 2007, without prior regulatory approval, aggregate dividends of approximately $6.2 million, plus net profits earned to the date of such dividend declaration.

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

INSURANCE OF DEPOSIT ACCOUNTS

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.  The FDIC amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”).  Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned.  Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions.  Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information.  Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV).  The Federal Deposit Insurance Corporation may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.  No institution may pay a dividend if in default of the FDIC assessment.

The Reform Act also provided a one-time credit for eligible institutions based on their assessment base as of December 31, 1996.  Subject to certain limitations, credits could be used beginning in 2007 to offset assessments until exhausted.  The Bank’s one-time credit approximated $335,000, of which $126,000 was utilized in 2007.  The Reform Act also provided for the possibility that the FDICmay pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  That payment is established quarterly and during the calendar year ending December 31, 2007 averaged 1.18 basis points of assessable deposits.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%.  The ratio, which is viewed by the Federal Deposit Insurance Corporation as the level that the fund should achieve, has been established by the agency at 1.25% for 2008, which was unchanged from 2007.

The FDIC has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC.  The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

In view of the changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities including the Federal Reserve System, no prediction can be made as to possible changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Company and the Bank.   Additional information is included under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in this Annual Report on Form 10-K.

ITEM 1A – RISK FACTORS.

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

Deterioration in local, regional, national or global economic conditions could cause us to experience a reduction in deposits and new loans, an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, all of which could adversely affect our performance and financial condition. Unlike larger banks that are more geographically diversified, we provide banking and financial services locally.  Therefore, we are particularly vulnerable to adverse local economic conditions in north central Pennsylvania and southern New York.  The economy in this region is rural in nature with unemployment rates slightly higher than the national average.

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

In addition to these banking laws and regulations, we are also subject to the Securities Exchange Act of 1934 and the rules and regulations under that act.  Moreover, we are subject to the provisions of the Sarbanes-Oxley Act of 2002 (SOX) and the rules and regulations issued thereunder by the Securities and Exchange Commission (“SEC”).  These laws and regulations impose, among other things, significant responsibilities on officers, auditors, boards of directors and audit committees. Our expenses related to services rendered by our accountants, legal counsel and consultants have increased and may continue to increase in order to ensure compliance with these laws and regulations.

Under Section 404 of SOX, we were required to conduct a comprehensive review and assessment of the adequacy of our existing systems and controls as of the end of 2007and our auditors will have to attest to our assessment beginning with the twelve months ended December 31, 2008, although the SEC has proposed to delay implementation of the auditor attestation requirement until fiscal years ending on or after December 15, 2009.  This resulted in additional expenses in 2007 and will result in further expenses in succeeding years that may adversely affect our results of operations.  In a SOX 404 review, we could uncover deficiencies or material weaknesses in existing systems and controls. If that is the case, we would have to take the necessary steps to correct any deficiencies or material weaknesses, which may be costly and may strain our management resources.   We also would be required to disclose any such material weaknesses, which could adversely affect the market price of our common stock.

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

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity.  Investment in our common stock is subject to the same market forces that affect the price of common stock in any company.

Our ability to pay dividends is limited by law.

Our ability to pay dividends to our shareholders largely depends on our receipt of dividends from the Bank. The amount of dividends that the Bank may pay to us is limited by federal laws and regulations. We also may decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2 – PROPERTIES.

The headquarters of the Company and Bank are located at 15 South Main Street, Mansfield, Pennsylvania. The building contains the central offices of the Company and Bank. Our bank also owns fifteen other banking facilities and leases two other facilities. All buildings owned by the Bank are free of any liens or encumbrances.

The net book value of owned properties and leasehold improvements totaled $11,618,228 as of December 31, 2007.  The properties are adequate to meet the needs of the employees and customers. We have equipped all of our facilities with current technological improvements for data and word processing.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       During the quarter ended December 31, 2007, no matters were submitted to vote of security holders through a solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's stock is not listed on any stock exchange, but it is quoted on the OTC Bulletin Board under the trading symbol CZFS.  Prices presented in the table below are bid prices between broker-dealers published by the OTC Bulletin Board and the Pink Sheets Electronic Quotation Service.  The prices do not include retail markups or markdowns or any commission to the broker-dealer.  The bid prices do not necessarily reflect prices in actual transactions.  Cash dividends are declared on a quarterly basis and are summarized in the table below (also see dividend restrictions to Note 13 of the consolidated financial statements).

			Dividends			Dividends
	2007		paid	2006		paid
	High	Low	per share	High	Low	per share
First quarter	$ 22.57	$ 21.04	$ 0.220	$ 22.77	$ 20.54	$ 0.210
Second quarter	23.52	20.94	0.225	23.76	21.38	0.215
Third quarter	22.75	20.25	0.225	23.01	21.38	0.215
Fourth quarter	21.75	19.35	0.230	22.80	21.05	0.220

The Company has paid dividends since April 30, 1984, the effective date of our formation as a bank holding company. The Company's Board of Directors intends to continue the dividend payment policy; however, future dividends necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors as in existence at the time the Board of Directors considers a dividend policy. Cash available for dividend distributions to stockholders of the Company comes from dividends paid to the Company by the Bank. Therefore, restrictions on the ability of the Bank to make dividend payments are directly applicable to the Company.  See “Footnote 13 – Regulatory Matters” to the consolidated financial statements.

Under the Pennsylvania Business Corporation Law of 1988, the Company may pay dividends only if, after payment, the Company would be able to pay debts as they become due in the usual course of our business and total assets will be greater than the sum of total liabilities.  The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies.  In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition.  The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary.  Furthermore, the Federal Reserve Board has authority to prohibit a bank holding company from paying a capital distribution where a subsidiary bank is undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

The Company distributed a 1% stock dividend on July 27, 2007 to all shareholders of record as of July 13, 2007.

As of February 13, 2008, the Company had approximately 1,572 stockholders of record.  The computation of stockholders of record excludes individual participants in securities positions listings.  The Company has not sold any unregistered shares of common stock in the past three years.  The following table presents information regarding the Company’s stock repurchases during the three months ended December 31, 2007:

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

10/1/07 to 10/31/07	-	-	-	85,918
11/1/07 to 11/30/07	4,690	$21.29	4,690	81,228
12/1/07 to 12/31/07	5,000	$21.25	5,000	76,228
Total	9,690	$21.27	9,690	76,228

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

ITEM 6 - SELECTED FINANCIAL DATA.

The following table sets forth certain financial data as of and for each of the years in the five year period ended December 31, 2007:

(in thousands, except share data)	2007	2006	2005	2004	2003
Interest income	$36,024	$32,851	$28,699	$26,606	$25,615
Interest expense	16,922	14,953	11,000	9,235	8,826
Net interest income	19,102	17,898	17,699	17,371	16,789
Provision for loan losses	365	330	60	-	435
Net interest income after provision
for loan losses	18,737	17,568	17,639	17,371	16,354
Non-interest income	5,114	4,712	4,688	4,527	4,759
Investment securities gains (losses), net	(29)	4	-	(235)	553
Non-interest expenses	15,314	15,027	15,387	14,922	15,501
Income before provision for income taxes	8,508	7,257	6,940	6,741	6,165
Provision for income taxes	1,772	1,457	1,666	1,474	1,286
Net income	$6,736	$5,800	$5,274	$5,267	$4,879

Return on Assets (net income to average total assets)	1.16%	1.05%	1.04%	1.09%	1.11%
Return on Equity (net income to average total equity)	14.38%	13.21%	12.63%	13.40%	13.22%
Dividend Payout Ratio (dividends declared divided by net income)	37.86%	42.10%	44.28%	41.90%	43.10%
Equity to Asset Ratio (average equity to average total assets,	8.10%	7.98%	8.20%	8.15%	8.43%
excluding other comprehensive income)

Per share data:
Net income (1)	$2.37	$2.02	$1.81	$1.80	$1.65
Cash dividends (1)	0.90	0.86	0.80	0.76	0.71
Book value (1) (2)	17.30	15.89	14.85	13.90	12.85

Total investments	$120,802	$109,743	$102,602	$95,747	$106,587
Loans, net (3)	419,182	410,897	379,139	355,774	314,037
Total assets (3)	591,029	572,168	529,241	499,347	463,878
Total deposits (3)	456,028	446,515	429,799	419,074	385,691
Stockholders' equity	48,528	43,500	41,561	40,789	38,529

(1) Amounts were adjusted to reflect stock dividends.
(2) Calculation excludes accumulated other comprehensive income and unrecognized pension cost.
(3) Amounts in 2004 reflect the acquisition of branches in the second quarter of 2004.
Amounts in 2005 reflect the branch acquisition in the fourth quarter of 2005.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CAUTIONARY STATEMENT

Forward-looking statements may prove inaccurate. We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of Citizens Financial Services, Inc., First Citizens National Bank, First Citizens Insurance Agency, Inc. or the combined Company. When we use words such as “believes,” “expects,” “anticipates,” or similar expressions, we are making forward-looking statements.  For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements:
·	Interest rates could change more rapidly or more significantly than we expect.
·
The economy could change significantly in an unexpected way, which would cause the demand for new loans and the ability of borrowers to repay outstanding loans to change in ways that our models do not anticipate.

·
The stock and bond markets could suffer a significant disruption, which may have a negative effect on our financial condition and that of our borrowers, and on our ability to raise money by issuing new securities.

·	It could take us longer than we anticipate implementing strategic initiatives designed to increase revenues or manage expenses, or we may be unable to implement those initiatives at all.
·	Acquisitions and dispositions of assets could affect us in ways that management has not anticipated.
·	We may become subject to new legal obligations or the resolution of litigation may have a negative effect on our financial condition.
·	We may become subject to new and unanticipated accounting, tax, or regulatory practices or requirements.
·
We could experience greater loan delinquencies than anticipated, adversely affecting our earnings and financial condition. We could also experience greater losses than expected due to the ever increasing volume of information theft and fraudulent scams impacting our customers and the banking industry.

·
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

INTRODUCTION

The following is management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for Citizens Financial Services, Inc., a bank holding company and its subsidiary (the “Company”). Our Company’s consolidated financial condition and results of operations consist almost entirely of our wholly owned subsidiary’s (First Citizens National Bank) financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes. Except as noted, tabular information is presented in thousands of dollars.

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

In December of 2005, regulatory approval was received to purchase the Hannibal branch of the Fulton Savings Bank in Hannibal, New York (see footnote 18 to the consolidated financial statements).  The office was relocated to Wellsville, New York, where a temporary banking facility was utilized.  In October, 2006, we officially opened our newly constructed de novo branch facility in Wellsville, accomplishing one of our primary objectives of expanding into New York State.

Risk identification and management are essential elements for the successful management of the Company.  In the normal course of business, the Company is subject to various types of risk, including interest rate, credit, liquidity and regulatory risk.

Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the direction and frequency of changes in interest rates.  Interest rate risk results from various re-pricing frequencies and the maturity structure of the financial instruments owned by the Company.  The Company uses its asset/liability and funds management policies to control and manage interest rate risk.

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

Regulatory risk represents the possibility that a change in law, regulations or regulatory policy may have a material effect on the business of the Company and its subsidiary.  We can not predict what legislation might be enacted or what regulations might be adopted, or if adopted, the effect thereof on our operations.  We can not anticipate additional requirements or additional compliance efforts regarding the Bank Secrecy Act or USA Patriot Act, or regulatory burdens regarding the ever increasing information theft and fraudulent activities impacting our customers and the banking industry in general.

Readers should carefully review the risk factors described in other documents our Company files from time to time with the Securities and Exchange Commission, including the annual reports on Form 10-K, the quarterly reports on Form 10-Q and any current reports on Form 8-K filed by us.

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

TRUST AND INVESTMENT SERVICES

Our Investment and Trust Services Division is committed to helping our customers meet their financial goals.  The Trust Division offers professional trust administration, investment management services, estate planning and administration, custody of securities and individual retirement accounts.  Assets held by the Bank in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Bank.  As of December 31, 2007, non-deposit investment products under management totaled $40.4 million.  Additionally, as summarized in the table below, the Trust Department had assets under management as of December 31, 2007 and 2006 of $94.4 million and $82.6 million, respectively:

(market values - in thousands)	2007	2006
INVESTMENTS:
Bonds	$21,081	$17,543
Stock	23,014	21,013
Savings and Money Market Funds	9,907	9,163
Mutual Funds	38,177	32,678
Mortgages	1,098	951
Real Estate	978	1,263
Miscellaneous	12	16
Cash	106	10
TOTAL	$94,373	$82,637
ACCOUNTS:
Trusts	30,306	26,333
Guardianships	682	144
Employee Benefits	34,944	30,253
Investment Management	27,791	24,742
Custodial	650	1,165
TOTAL	$94,373	$82,637

Our Financial Consultants offer full service brokerage services throughout the Bank’s market area.  Appointments can be made at any First Citizens National Bank branch.  The Financial Consultants provide financial planning and help our customers achieve their financial goals with their choice of mutual funds, annuities, health and life insurance.  These products are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.

RESULTS OF OPERATIONS

Net income for the twelve months ended December 31, 2007 was $6,736,000, which represents an increase of $936,000, or 16.1%, when compared to the 2006 related period.  Net income for the twelve months ended December 31, 2006 totaled $5,800,000, an increase of $526,000 from the 2005 related period.  Earnings per share were $2.37, $2.02 and $1.81 for the years ended 2007, 2006 and 2005, respectively.  The reasons for these changes are discussed on the following pages.
The following table sets forth certain performance ratios of our Company for the periods indicated:

	2007	2006	2005
Return on Assets (net income to average total assets)	1.16%	1.05%	1.04%
Return on Equity (net income to average total equity)	14.38%	13.21%	12.63%
Dividend Payout Ratio (dividends declared divided by net income)	37.86%	42.10%	44.28%
Equity to Asset Ratio (average equity to average total assets, excluding other comprehensive income)	8.10%	7.98%	8.20%

Net income is influenced by five key components: net interest income, non-interest income, non-interest expenses, provision for loan losses and the provision for income taxes. A discussion of these components follows.

Net Interest Income
The most significant source of revenue is net interest income; the amount of interest earned on interest-earning assets exceeding interest incurred on interest-bearing liabilities.  Factors that influence net interest income are changes in volume of interest-earning assets and interest-bearing liabilities as well as changes in the associated interest rates.
The following table sets forth our Company’s average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created (dollars in thousands):

			Analysis of Average Balances and Interest Rates (1)
		2007			2006			2005
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	102	5	5.10	4	0	5.14	114	3	2.63
Total short-term investments	102	5	5.10	4	0	5.14	114	3	2.63
Investment securities:
Taxable	95,417	4,702	4.93	86,198	3,892	4.52	83,787	3,236	3.86
Tax-exempt (3)	24,173	1,451	6.00	22,952	1,368	5.96	14,705	903	6.14
Total investment securities	119,590	6,153	5.14	109,150	5,260	4.82	98,492	4,139	4.20
Loans:
Residential mortgage loans	211,171	15,640	7.41	209,305	14,842	7.09	201,265	13,814	6.86
Commercial & agricultural loans	147,921	11,740	7.94	134,813	10,353	7.68	118,524	8,434	7.12
Loans to state & political subdivisions	45,259	2,751	6.08	43,642	2,604	5.97	38,766	2,308	5.95
Other loans	12,426	1,150	9.25	12,747	1,141	8.95	12,592	1,106	8.78
Loans, net of discount (2)(3)(4)	416,777	31,281	7.51	400,507	28,940	7.23	371,147	25,662	6.91
Total interest-earning assets	536,469	37,439	6.98	509,661	34,200	6.71	469,753	29,804	6.34
Cash and due from banks	9,299			9,093			8,764
Bank premises and equipment	12,773			12,415			12,142
Other assets	18,832			18,610			18,714
Total non-interest earning assets	40,904			40,118			39,620
Total assets	577,373			549,779			509,373
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	95,098	2,026	2.13	85,481	1,638	1.92	71,257	665	0.93
Savings accounts	38,443	137	0.36	39,170	130	0.33	39,939	113	0.28
Money market accounts	50,189	1,787	3.56	45,717	1,464	3.20	49,482	999	2.02
Certificates of deposit	225,590	9,413	4.17	218,019	8,453	3.88	213,109	7,596	3.56
Total interest-bearing deposits	409,320	13,363	3.26	388,387	11,685	3.01	373,787	9,373	2.51
Other borrowed funds	66,525	3,559	5.35	63,635	3,268	5.14	41,893	1,627	3.88
Total interest-bearing liabilities	475,845	16,922	3.56	452,022	14,953	3.31	415,680	11,000	2.65
Demand deposits	48,981			49,324			46,890
Other liabilities	6,783			4,757			5,033
Total non-interest-bearing liabilities	55,764			54,081			51,923
Stockholders' equity	45,764			43,676			41,770
Total liabilities & stockholders' equity	577,373			549,779			509,373
Net interest income		20,517			19,247			18,804
Net interest spread (5)			3.42%			3.40%			3.69%
Net interest income as a percentage
of average interest-earning assets			3.82%			3.78%			4.00%
Ratio of interest-earning assets
to interest-bearing liabilities			1.13			1.13			1.13

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

Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  Accordingly, tax equivalent adjustments for investments and loans have been made accordingly to the previous table for the years ended December 31, 2007, 2006 and 2005, respectively:

	2007	2006	2005
Interest and dividend income
from investment securities (non-tax adjusted)	$5,626	$4,750	$3,788
Tax equivalent adjustment	532	510	354
Interest and dividend income
from investment securities (tax equivalent basis)	$6,158	$5,260	$4,142

	2007	2006	2005
Interest and fees on loans (non-tax adjusted)	$30,398	$28,101	$24,911
Tax equivalent adjustment	883	839	751
Interest and fees on loans (tax equivalent basis)	$31,281	$28,940	$25,662

	2007	2006	2005
Total interest income	$36,024	$32,851	$28,699
Total interest expense	16,922	14,953	11,000
Net interest income	19,102	17,898	17,699
Total tax equivalent adjustment	1,415	1,349	1,105
Net interest income (tax equivalent basis)	$20,517	$19,247	$18,804

The following table shows the tax-equivalent effect of changes in volume and rates on interest income and expense (in thousands):

Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis (1)

	2007 vs. 2006 (1)			2006 vs. 2005 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ 5	$ -	$ 5	$ (5)	$ 2	$ (3)
Investment securities:
Taxable	436	374	810	90	566	656
Tax-exempt	73	10	83	493	(28)	465
Total investment securities	509	384	893	583	538	1,121
Loans:
Residential mortgage loans	133	665	798	658	370	1,028
Commercial & agricultural loans	1,031	356	1,387	1,376	543	1,919
Loans to state & political subdivisions	97	50	147	291	5	296
Other loans	(26)	35	9	14	21	35
Total loans, net of discount	1,235	1,106	2,341	2,339	939	3,278
Total Interest Income	1,749	1,490	3,239	2,917	1,479	4,396
Interest Expense:
Interest-bearing deposits:
NOW accounts	195	193	388	100	873	973
Savings accounts	(3)	10	7	(3)	20	17
Money Market accounts	150	173	323	(81)	546	465
Certificates of deposit	301	659	960	170	687	857
Total interest-bearing deposits	643	1,035	1,678	186	2,126	2,312
Other borrowed funds	152	139	291	1,562	79	1,641
Total interest expense	795	1,174	1,969	1,748	2,205	3,953
Net interest income	$ 954	$ 316	$ 1,270	$ 1,169	$ (726)	$ 443

 (1) The portion of total change attributable to both volume and rate changes, which cannot be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

2007 vs. 2006
As shown in the preceding tables, tax equivalent net interest income for 2007 was $20,517,000 compared with $19,247,000 for 2006, an increase of $1,270,000 or 6.6%.  The increased volume of interest earning assets of $26.8 million generated an increase in interest income of $1,749,000.  The average rate on interest earning assets increased from 6.71% in 2006 to 6.98% in 2007, which had the effect of increasing interest income by $1,490,000.

Total tax equivalent interest income from investment securities increased $893,000 in 2007 from 2006.  Income from taxable investment securities increased $810,000.  The average balance of investment securities increased $10.4 million, which had an effect of increasing interest income by $509,000 due to volume.  The average tax-effected yield on our investment portfolio increased from 4.82% in 2006 to 5.14% in 2007.  This had the effect of increasing interest income by $384,000 due to rate.  The Company’s strategy in 2007 was to increase the size and duration of our investment portfolio, given the opportunity that general market conditions provided, which resulted in an increase in the overall yield on our investments.

Loan income increased $2,341,000 in 2007 from 2006.  Our commitment and focus on originating good quality, commercial loans was the primary driver as income from these loans increased $1,387,000 over 2006.  The average balance of commercial loans increased $13.1 million or 9.7%, while at the same time the average rate increased from 7.68% to 7.94%.

Residential mortgage loan income increased $798,000.  The increase due to volume was $133,000, as the average balance increased $1.9 million.  During 2007, overall rates increased on 1 to 4 family residential mortgages due to various economic conditions, including well publicized credit issues facing the banking industry.  Although we were not directly impacted by sub-prime credit concerns facing other institutions, the average rate earned on our residential mortgage loan portfolio increased from 7.09% to 7.41%.  This had the effect of increasing interest income by $665,000.  The Company continues to strive on being the top mortgage lender within our service area by providing competitive products and exemplary service to our customers.

Total interest expense increased $1,969,000 in 2007 compared to 2006.  This is attributable to an increase in the average balance of interest bearing liabilities, which increased $23.8 million.  This had the effect of increasing interest expense by $795,000.  The average rate paid on interest bearing liabilities increased from 3.31% to 3.56%.  This is primarily due to increased average balances in state and political deposits which are more sensitive to market changes in interest rates.  The overall increase in the average rate had the effect of increasing interest expense by $1,174,000.

During the second half of 2007, the Federal Reserve decreased the federal funds rate 100 basis points.  This had an impact on the rates paid on short term deposits, top tier money market and NOW accounts, and on short term borrowing rates particularly from the Federal Home Loan Bank.  The Company’s liabilities, including borrowings and deposits, are shorter in nature and are more sensitive to short-term changes in interest rates.  Many of the Company’s interest-earning assets are priced, or re-price, along the five year point of the curve, where interest rates have not significantly changed during this same period.  Our ability to decrease rates on short term liabilities faster than the average rate on interest earning assets has resulted in a slight increase in our net interest spread.  Our net interest spread for 2007 was 3.42% compared to 3.40% in 2006.  Should short-term interest rates continue to decrease (the Federal Reserve decreased the federal funds rate 125 basis points in January, 2008) and longer term rates remain steady or increase, the result would be a more normal yield curve.  As such, it is anticipated that the Company’s net interest spread should continue to improve.  Should short-term and/or long-term interest rates move in such a way that results in a flattened or inverted yield curve, we would anticipate pressure on our margin.

2006 vs. 2005
Tax equivalent net interest income increased from $18,804,000 in 2005to $19,247,000 in 2006, which is an increase of $443,000 or 2.4%.  The increased volume of interest-earning assets of $39.9 million generated an increase in interest income of $2,917,000 while increased volume of interest-bearing liabilities of $36.3 million produced an additional $1,748,000 of interest expense. The change in volume resulted in a net increase of $1,169,000in net interest income. The net change in rate was a negative $726,000 resulting in a total positive net change of $443,000 when combined with the change in volume.

Total tax equivalent interest income from investment securities increased $1,121,000 in 2006 from 2005.  Income from taxable investment securities increased $656,000.  The average rate earned went from 3.86% to 4.52%, which had the effect of increasing income by $566,000.  Interest income from tax-exempt investment securities increased $465,000 in 2006 primarily due to volume as the average balance increased from $14.7 million in 2005 to $23.0 million in 2006.

The amount of increase related to loan volume was $2,339,000 while the increase related to rate was $939,000.  The average balance of loans increased $29.4 million from 2005 to 2006.

Interest expense on interest bearing deposits increased $2,312,000.  The amount attributable to the change in average rate was $2,126,000, while the increase due to volume was $186,000.  Interest expense on borrowed funds increased $1,641,000 compared with 2005.  The increase due to volume totaled $1,562,000, while the increase due to rate was $79,000.  The average rate paid on interest-bearing liabilities increased from 2.65% in 2005 to 3.31% in 2006.

2006’s net interest income compared to 2005 shows the effects of the Federal Reserve’s increasing short-term interest rates during 2005 and a flattened to inverted yield curvethat persisted for most of the year.  As such, the net interest spread decreased from 3.69% in 2005 to 3.40%.

Non-interest Income

The following table reflects non-interest income by major category for the periods ended December 31 (dollars in thousands):

	2007	2006	2005
Service charges	$ 3,210	$ 3,140	$ 2,965
Trust	520	487	474
Brokerage and Insurance	132	260	443
Gains on loans sold	134	68	70
Investment securities (losses) gains, net	(29)	4	-
Earnings on bank owned life insurance	331	304	294
Gains on sales of foreclosed properties	396	80	23
Other	391	373	419
Total	$ 5,085	$ 4,716	$ 4,688

	2007/2006		2006/2005
	Change		Change
	Amount	%	Amount	%
Service charges	$ 70	2.2	$ 175	5.9
Trust	33	6.8	13	2.7
Brokerage and Insurance	(128)	(49.2)	(183)	(41.3)
Gains on loans sold	66	97.1	(2)	(2.9)
Investment securities (losses) gains, net	(33)	-	4	-
Earnings on bank owned life insurance	27	8.9	10	3.4
Gains on sales of foreclosed properties	316	395.0	57	247.8
Other	18	4.8	(46)	(11.0)
Total	$ 369	7.8	$ 28	0.6

2007 vs. 2006
Non-interest income increased $369,000 in 2007 from 2006, or 7.8%.  Service charge income increased by $70,000 in 2007 compared to 2006.  ATM and related check card fee income increased $90,000 from last year.  The Company continues to promote efforts to increase usage of debit cards by retail customers.  Additionally, service charge fees charged to customers for non-sufficient funds increased by $15,000.  Offsetting these increases was a $40,000 decrease in statement fees, primarily due to the competitive environment for attracting and retaining commercial deposit customers and increased earnings credits with our account analysis product on commercial deposits.

Trust revenues increased by 6.8% to 520,000 during 2007, which reflects our efforts to continue growing trust assets under management. This increase was offset by a decrease in brokerage and insurance revenue of $128,000.  During 2006, the Company changed our broker dealer relationship.  This transition continued to impact revenues into 2007; however, improvement was experienced during the latter half of 2007.  The Company continues to expect the new relationship to increase customer service and increase revenues by enhancing our ability to meet the needs of our customers.

Gains on sales of foreclosed properties increased by $316,000 in 2007 compared to 2006 primarily due to a pre-tax gain of $381,000 recognized on a large commercial property that was sold in the second quarter of 2007.

Gains on loans sold increased by $66,000 due to the increased volume of Freddie Mac and Fannie Mae loans sold on the secondary market.  Investment securities losses of $29,000 were realized this year due to restructuring the investment portfolio in order to improve future yields.

2006 vs. 2005
Non-interest income increased $28,000 in 2006 compared with 2005, or .6%.  Service charge income increased by $175,000 in 2006 compared to 2005.  Service charge fees charged to customers for non-sufficient funds increased by $134,000.  The opening of over 3,000 new checking accounts contributed to this increase.  ATM and check card related fee income also increased by $67,000 due to increased retail customers’ usage of their debit cards.  Offsetting these was a $34,000 decrease in statement fees.

Trust revenues increased $13,000 from 2005 while brokerage and insurance revenues decreased $183,000.  This decrease was primarily due to the Company’s decision to change our broker dealer relationship as well as several large annuity transactions recognized in 2005.

Non-interest Expenses

The following tables reflect the breakdown of non-interest expense and professional fees for the periods ended December 31 (dollars in thousands):

	2007	2006	2005
Salaries and employee benefits	$ 8,386	$ 8,026	$ 7,645
Occupancy	1,151	1,123	1,142
Furniture and equipment	539	593	658
Professional fees	645	551	536
Amortization of intangibles	144	252	578
Other	4,449	4,482	4,828
Total	$ 15,314	$ 15,027	$ 15,387

	2007/2006		2006/2005
	Change		Change
	Amount	%	Amount	%
Salaries and employee benefits	$ 360	4.5	$ 381	5.0
Occupancy	28	2.5	(19)	(1.7)
Furniture and equipment	(54)	(9.1)	(65)	(9.9)
Professional fees	94	17.1	15	2.8
Amortization of intangibles	(108)	(42.9)	(326)	(56.4)
Other	(33)	(0.7)	(346)	(7.2)
Total	$ 287	1.9	$ (360)	(2.3)

	2007	2006	2005
Other professional fees	$ 367	$ 296	$ 286
Legal fees	111	115	116
Examinations and audits	167	140	134
Total	$ 645	$ 551	$ 536

	2007/2006		2006/2005
	Change		Change
	Amount	%	Amount	%
Other professional fees	$ 71	24.0	$ 10	3.5
Legal fees	(4)	(3.5)	(1)	(0.9)
Examinations and audits	27	19.3	6	4.5
Total	$ 94	17.1	$ 15	2.8

2007 vs. 2006
Non-interest expenses for 2007 totaled $15,314,000 which represents and increase of $287,000, or 1.9%, compared with 2006 costs of $15,027,000.  Much of the increase is attributable to salary and benefit costs increasing $360,000. Base salaries increased $111,000, or 1.8%, primarily due to merit increases.  The year to date full time equivalent staffing was 170 for 2007 compared to 172 for 2006.  Incentive costs for employees increased by $236,000 due primarily to the attainment of certain corporate goals and objectives.

Professional fees increased by $94,000 due to various consulting arrangements including an evaluation of our employee pension and incentive plans as well as increased internal control testing requirements related to Sarbanes-Oxley regulations.

We experienced decreases in furniture and equipment expenses and amortization of intangibles.  Amortization expense decreased $108,000 due to a core deposit intangible from a previous acquisition that became fully amortized in March 2006.  Furniture and equipment expense decreased by $54,000 mainly due to depreciation expense from assets becoming fully depreciated.  Also, during the second quarter of 2007 we recorded a $100,000 write-down of one of our bank properties.

2006 vs. 2005
Non-interest expenses decreased $360,000, or 2.3% over 2005.  Amortization expense decreased by $326,000 in 2006 compared to 2005 due to the core deposit intangible related to a past acquisition in 2000 becoming fully amortized in March 2006.

Furniture and equipment expense decreased by $65,000 compared to 2005 mainly due to depreciation expense from assets becoming fully depreciated.  Other expenses decreased $346,000 in 2006.  Of this decrease, $240,000 was attributable to a decrease in merger and acquisition costs related to the Fulton acquisition in 2005 (see Footnote 18 to the consolidated financial statements for additional information).

Offsetting these decreases, salary and benefit costs increased $381,000.  Base salaries increased $90,000, or 1.5%, primarily due to merit increases.  Full time equivalent staffing was 172, unchanged from 2005.  Employee health insurance costs increased $86,000 while pension expenses increased $72,000.  Incentive costs increased $128,000 compared with 2005.

Additionally, operating expenses related to our de novo office in Wellsville, New York added significant costs during 2006.  This includes approximately $259,000 of expenses related to personnel, furniture and equipment, occupancy and other expenses.

Provision For Income Taxes
The provision for income taxes was $1,772,000 during 2007, $1,457,000 during 2006 and $1,666,000 for the 2005 related periods.   The effective tax rates for 2007, 2006 and 2005 were 20.8%, 20.1% and 24.1%, respectively.

Income before the provision for income taxes increased by $1,251,000 in 2007 compared to 2006.  Due to the level of income, the provision for income taxes has increased by $315,000 when compared to 2006.  We have successfully maintained our effective tax rate of 20.8% by remaining invested in tax-exempt municipal loans and bonds.  Management will continue to monitor our effective tax rate as net income increases.

Despite an increase in income, the provision for income taxes for 2006 decreased by $209,000 due to the aforementioned increase in tax-free income attained by municipal loans and bonds.  By increasing our tax-exempt income, we were able to reduce our effective tax rate for 2006 and 2007, as compared to 2005.

We are also involved in three limited partnership agreements that established low-income housing projects in our market area.  For tax purposes, we have recognized $662,000 out of a total $913,000 in tax credits from one project and $231,000 out of a total $385,000 in tax credits on the second project.  In 2005, we entered into a third limited partnership for a low-income housing project for senior citizens in our Sayre market area, which was completed at the end of 2006. Beginning in 2007, we have recognized $57,000 out of a total of $574,000 tax credits. $922,000 tax credits remain and will be taken over the next nine years.

FINANCIAL CONDITION

The following table presents ending balances (dollars in millions), growth and the percentage change during the past two years:

	2007		%	2006		%	2005
	Balance	Increase	Change	Balance	Increase	Change	Balance
Total assets	$ 591.0	$ 18.8	3.3	$ 572.2	$ 43.0	8.1	$ 529.2
Total loans, net	419.2	8.3	2.0	410.9	31.8	8.4	379.1
Total investments	120.8	11.1	10.1	109.7	7.1	6.9	102.6
Total deposits	456.0	9.5	2.1	446.5	16.7	3.9	429.8
Total stockholders' equity	48.5	5.0	11.5	43.5	1.9	4.6	41.6

Cash and Cash Equivalents
Cash and cash equivalents totaled $10.4 million at December 31, 2007 compared with $10.0 million at December 31, 2006.  We believe the Company’s liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  These sources of funds should permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

2007
The Company’s investment portfolio has increased by $11,059,000, or 10.1% during the past year.  During 2007, we purchased approximately $21.2 million of mortgage-backed securities, $12.4 million of U.S. agency obligations, and $8.4 million of municipal bonds.  Offsetting the purchases were $18.9 million in sales, $11.2 million of principal repayments and $2.2 million in maturities that occurred during 2007.  We increased the balance in our investment portfolio during 2007 primarily due to market opportunities related to fluctuations in the Treasury curve and the resulting impact on bond yields.  In doing so, the effective yield on our portfolio for 2007 improved to 5.14% compared to 4.82% a year ago on a tax equivalent basis.  The market value of our investment portfolio has increased approximately $1.4 million in 2007.

2006
During 2006, our investment portfolio increased by $7.1 million, or 6.9%. The increase was primarily attributable to an increase in US Agency securities and mortgage-backed securities of $3.9 million and $4.0 million, respectively.  This was offset by a decrease of $.6 million in corporate bonds.  During 2006, we had maturities of $7.9 million and principal repayments of our mortgage-backed securities of $10.8 million.  In an effort to improve the overall yield of the portfolio, we also sold $10.4 million of our securities and reinvested at higher current market yields.  Included was the sale of 15,800 shares of Freddie Mac Preferred stock in order to utilize capital gains recognized in prior tax years.  Our investment portfolio yielded 4.82% in 2006 compared to 4.20% in 2005, on a tax-equivalent basis.

The following table shows the year-end composition of the investment portfolio for the five years ended December 31 (dollars in thousands):

	2007	% of	2006	% of	2005	% of	2004	% of	2003	% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Available-for-sale:
U. S. Agency securities	$ 17,236	14.3	$ 16,651	15.2	$ 12,754	12.5	$ 5,812	6.1	$ 1,033	1.0
Obligations of state & political
subdivisions	30,844	25.4	22,562	20.5	22,612	22.0	7,452	7.8	8,303	7.8
Corporate obligations	7,813	6.5	7,997	7.3	8,627	8.4	8,935	9.3	14,674	13.8
Mortgage-backed securities	62,642	51.9	59,875	54.6	55,852	54.4	70,449	73.6	78,376	73.5
Equity securities	2,267	1.9	2,658	2.4	2,757	2.7	3,099	3.2	4,201	3.9
Total	$ 120,802	100.0	$ 109,743	100.0	$ 102,602	100.0	$ 95,747	100.0	$ 106,587	100.0

The expected principal repayments (amortized cost) and average weighted yields for the investment portfolio as of December 31, 2007, are shown below (dollars in thousands). Expected principal repayments, which include prepayment speed assumptions for mortgage-backed securities, are significantly different than the contractual maturities detailed in Footnote 3 of the consolidated financial statements. Yields on tax-exempt securities are presented on a fully taxable equivalent basis, assuming a 34% tax rate.

			After One Year		After Five Years
	One Year or Less		to Five years		to Ten Years		After Ten Years		Total
	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield
	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%
Available-for-sale securities:
U.S. Agency securities	$ 1,000	4.8	$ 12,237	5.5	$ 3,389	5.4	$ -	-	$ 16,626	5.4
Obligations of state & political
subdivisions	5,355	5.9	11,657	5.9	13,631	6.4	-	-	30,643	6.1
Corporate obligations	-	-	-	-	7,983	5.5	-	-	7,983	5.5
Mortgage-backed securities	369	5.3	38,534	4.7	23,494	5.6	-	-	62,397	5.0
Total available-for-sale	$ 6,724	5.7	$ 62,428	5.1	$ 48,497	5.8	$ -	-	$ 117,649	5.4

 Approximately 59% of the amortized cost of debt securities is expected to mature, call or pre-pay within five years or less.  Our Company expects that earnings from operations, the high liquidity level of the available-for-sale securities, growth of deposits and the availability of borrowings from the Federal Home Loan Bank and other third party banks will be sufficient to meet future liquidity needs.  There are no securities from a single issuer representing more than 10% of stockholders’ equity.

Loans
Historically, our loan customers have been located in North Central Pennsylvania and the Southern Tier of New York. We originate loans primarily through direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants and existing customers.

All lending is governed by a lending policy that is developed and maintained by us and approved by the Board of Directors. Our Company’s real estate loan lending policy generally permits the Bank to lend up to 85% of the appraised value or purchase price (whichever is lower) on owner-occupied residential property, when secured by the first mortgage on the property. Home equity lines of credit or second mortgage loans are generally originated subject to maximum mortgage liens against the property of 85% of the current appraised value. The maximum term for mortgage loans is 30 years for one-to-four family residential property and 20 years for commercial and vacation property.

2007
As evidenced in the table below, total loans grew $8.6 million, or 2.1% in 2007 from a balance of $414.8 million at the end of 2006 to $423.4 million at the end of 2007.  Total loan growth of 2.1% in 2007 compared with an 8.4% loan growth rate in 2006.  Even though the local economy remained relatively stable in 2007, with the local average unemployment rate remaining stable with last year at approximately 5.9%, we experienced a decrease in overall loan demand.  The national crisis related to the sub prime loan market that impacted various banks during 2007 did not have a direct impact on our Company’s loan portfolio.  However, the indirect impact on the national economy and various other economic factors did contribute to slower loan demand during 2007.

Commercial real estate loans increased $6.3 million in 2007 or 6.6% while construction real estate loans increased $4.3 million, or 61.2%.  While not compromising credit quality, we are cautiously optimistic that our strong team of seasoned business development officers will enable the Company to grow our high quality, commercial loan portfolio and achieve improved organic loan growth.  However, loan demand and organic growth is subject to significant competitive pressures, the yield curve and the strength of the overall local, regional and national economy.

Residential real estate loans decreased $4.2 million primarily due to the lack of loan demand in the residential real estate market.  Mortgage lending continues to be one of our primary focuses, as residential real estate loans totaled $201.9 million and comprised 47.7% of the loan portfolio as of the end of the year.  One of our primary goals is to continue being the premier mortgage lender in our market area, with a variety of mortgage products available for our customers.  In 2007, $6.7 million in conforming mortgage loans were originated and sold in the secondary market through Freddie Mac and Fannie Mae, providing nearly $83,000 of income in origination fees and premiums on loans sold.

2006
Total loans grew $32.0 million, or 8.4% in 2006 from a balance of $382.8 million at the end of 2005 to $414.8 million at the end of 2006.  The primary increases were in residential real estate, commercial real estate, agricultural real estate, and other commercial loans which increased $10.4, $12.0, $4.1, and $3.5 million, respectively.  The loan growth in 2006 of 8.4% compares to the 6.4% loan growth in 2005.

Residential real estate loans increased $10.4 million primarily due to the continued, favorable interest rate environment for home mortgages from a historical perspective that existed during 2006.  Due to the prolonged flat yield curve, long-term rates including mortgages and home equity loans, remained relatively flat despite the sharp increase in short-term interest rates.  Residential real estate loans totaled $206.1 million and comprised 49.7% of the loan portfolio as of the end of the year.  In 2006, $3.3 million in conforming mortgage loans were originated and sold in the secondary market through Freddie Mac and Fannie Mae, providing nearly $44,000 of income in origination fees and premiums on loans sold.

Commercial loans increased $12.0 million in 2006.  As started in 2005, the Company began to expand its portfolio of agricultural loans, as $4.1 million of agricultural loans were added in 2006.  This represents a 31.3 % increase and is reflective of our goal to better serve agricultural customers within our service area.  Other commercial loans also increased $3.5 million, or 12.0% in 2006.

Five Year Breakdown of Loans by Type as of December 31,

	2007		2006		2005		2004		2003
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate:
Residential	$ 201,861	47.7	$ 206,059	49.7	$ 195,628	51.1	$ 189,803	52.8	$ 180,333	56.8
Commercial	100,380	23.7	94,122	22.7	82,128	21.5	75,228	20.9	57,370	18.1
Agricultural	16,891	4.0	17,054	4.1	12,991	3.4	11,564	3.2	7,594	2.4
Construction	11,330	2.7	7,027	1.7	7,245	1.9	7,282	2.0	5,784	1.8
Loans to individuals
for household,
family and other purchases	13,082	3.1	12,482	3.0	13,017	3.4	12,657	3.5	13,145	4.1
Commercial and other loans	34,664	8.2	32,766	7.9	29,260	7.6	28,069	7.8	16,219	5.1
State & political subdivision loans	45,171	10.6	45,263	10.9	42,534	11.1	35,090	9.8	37,212	11.7
Total loans	423,379	100.0	414,773	100.0	382,803	100.0	359,693	100.0	317,657	100.0
Less allowance for loan losses	4,197		3,876		3,664		3,919		3,620
Net loans	$ 419,182		$ 410,897		$ 379,139		$ 355,774		$ 314,037

	2007/2006		2006/2005
	Change		Change
	Amount	%	Amount	%
Real estate:
Residential	$ (4,198)	(2.0)	$ 10,431	5.3
Commerical	6,258	6.6	11,994	14.6
Agricultural	(163)	(1.0)	4,063	31.3
Construction	4,303	61.2	(218)	(3.0)
Loans to individuals for household,
family and other purchases	600	4.8	(535)	(4.1)
Commercial and other loans	1,898	5.8	3,506	12.0
State & political subdivision loans	(92)	(0.2)	2,729	6.4
Total loans	$ 8,606	2.1	$ 31,970	8.4

The following table shows the maturity of state and political subdivision loans, commercial and agricultural loans and commercial loans secured by real estate as of December 31, 2007, classified according to the sensitivity to changes in interest rates within various time intervals (in thousands).  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  The amounts shown below exclude net deferred loan costs or fees.

	Commercial,
	municipal,	Real estate
	agricultural	construction	Total
Maturity of loans:
One year or less	$ 10,696	$ -	$ 10,696
Over one year through five years	27,139	-	27,139
Over five years	159,271	11,330	170,601
Total	$ 197,106	$ 11,330	$ 208,436
Sensitivity of loans to changes in interest
rates - loans due after December 31, 2008:
Predetermined interest rate	$ 41,056	$ 1,846	$ 42,902
Floating or adjustable interest rate	145,354	9,484	154,838
Total	$ 186,410	$ 11,330	$ 197,740

Loan Quality and Provision For Loan Losses
As discussed previously, the loan portfolio contains a large portion of real estate secured loans (generally residential home mortgages, mortgages on small business properties, etc.), consumer installment loans and other commercial loans.  Footnote 4 of the consolidated financial statements provides further details on the composition of the loan portfolio.

The following table indicates the level of non-performing assets over the past five years ended December 31 (dollars in thousands).  We did not have any troubled debt restructurings at the dates presented.

	2007	2006	2005	2004	2003
Non-performing loans:
Non-accruing loans, exclusive of impaired loans	$ 827	$ 478	$ 867	$ 722	$ 578
Impaired loans	1,088	1,190	1,031	1,061	1,926
Accrual loans - 90 days or
more past due	275	1,690	337	437	185
Total non-performing loans	2,190	3,358	2,235	2,220	2,689
Foreclosed assets held for sale	203	758	619	712	305
Total non-performing assets	$ 2,393	$ 4,116	$ 2,854	$ 2,932	$ 2,994
Non-performing loans as a percent of loans
net of unearned income	0.52%	0.81%	0.58%	0.62%	0.85%
Non-performing assets as a percent of loans
net of unearned income	0.57%	0.99%	0.75%	0.82%	0.94%

 The following table presents an analysis of the allowance for loan losses for the five years ending December 31 (dollars in thousands):

Summary of Loan Loss Experience

	2007	2006	2005	2004	2003
Balance
at beginning of period	$ 3,876	$ 3,664	$ 3,919	$ 3,620	$ 3,621
Charge-offs:
Real estate-mortgage	70	37	43	110	68
Loans to individuals for household,
family and other purchases	111	118	168	70	140
Commercial and other loans	5	135	161	135	344
Total loans charged-off	186	290	372	315	552
Recoveries:
Real estate-mortgage	81	6	2	-	33
Loans to individuals for household,
family and other purchases	57	44	12	25	63
Commercial and other loans	4	122	43	299	20
Total loans recovered	142	172	57	324	116

Net loans charged-off (recovered)	44	118	315	(9)	436
Provision charged to expense	365	330	60	-	435
Increase related to acquisition	-	-	-	290	-
Balance at end of year	$ 4,197	$ 3,876	$ 3,664	$ 3,919	$ 3,620

Loans outstanding at end of year	$ 423,379	$ 414,773	$ 382,803	$ 359,693	$ 317,657
Average loans outstanding, net	$ 411,927	$ 400,507	$ 371,147	$ 338,836	$ 306,776
Net charge-offs to average loans	0.01%	0.03%	0.08%	0.00%	0.14%
Year-end allowance to total loans	0.99%	0.93%	0.96%	1.09%	1.14%
Year-end allowance to total
non-performing loans	191.64%	115.43%	163.94%	176.53%	134.62%

As detailed in the preceding table, total non-performing loans returned to normal levels in all categories during 2007.   The decrease in accrual loans – 90 days or more past due from 2006 to 2007 is primarily due to a temporary delay in payment from one large commercial loan customer totaling $1.1 million in 2006.  Early in 2007 the loan became current as expected.

The percent of non-performing loans to total loans decreased from .81% to .52% as of the end of December, 2007.  Foreclosed assets held for sale decreased by $555,000 mainly due to the sale of a large commercial property.  Total loans charged-off in 2007 totaled $186,000, a decrease of $104,000 compared to last year.  Total loans recovered were $142,000, resulting in a net charge-off for the year of $44,000 compared to $118,000 in 2006.  $365,000 was charged to the provision in 2007 compared to $330,000 in 2006.  During 2006, there were $290,000 of loans charged-off while $172,000 of loans were recovered, resulting in a net charge-off of $118,000.

Other than those disclosed above, we do not believe there are any loans classified for regulatory purposes as loss, doubtful, substandard, special mention or otherwise, which will result in losses or have a material impact on future operations, liquidity or capital reserves. We are not aware of any other information that causes us to have serious doubts as to the ability of borrowers in general to comply with repayment terms.

Allowance For Loan Losses
The allowance is maintained at a level, which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The amount of the allowance is determined by a formal analysis of delinquencies, large problem credits, non-accrual loans, local economic conditions, trends in the loan portfolio and historic and projected losses.  As part of this evaluation, the loan portfolio is divided into several categories in order to appropriately measure the risks within the portfolio.  These categories are loans classified on the Watch List, residential mortgages, commercial loans and consumer loans.

Historical loss factors are calculated for consumer, residential mortgage, and commercial loans for the past seven years.  The five year average historical loss factor for each category is applied to the performing portion of the loan category.  For Watch List loans, the losses are calculated using regulatory guidelines and are based on historical losses.  These historical factors, for both the Watch List and homogeneous loan pools, are adjusted based on the five following qualitative factors:
·	Level of Delinquencies and Non-Accruals
·	Trends in Volume and Terms of Loans
·	Experience, Ability and Depth of Management
·	National and Local Economic Trends and Conditions
·	Concentration of Credit

While we evaluate all of this information quarterly, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, review our Company’s allowance for loan losses. These agencies may require us to recognize changes to the allowance based on their evaluation of information available to them. We believe that the current allowance is adequate to offset any exposure that may exist for loans that are under secured or loans that might not be collectible.

The accrual of interest income on loans is discontinued when, in the opinion of management, there exists doubt as to the ability to collect interest.  Payments received on nonaccrual loans are applied to the outstanding principal balance or recorded as interest income, depending upon our assessment of our ability to collect principal and interest.  Loans are returned to the accrual status when factors indicating doubtful collectibility cease to exist.

Allocation of the Allowance for Loan Losses
The allocation of the allowance for loan losses is our determination of the amounts necessary for concentrations and changes in mix and volume of the loan portfolio.  The unallocated portion of the allowance is based upon our assessment of general and specific economic conditions within our market. This allocation is more uncertain and considers risk factors that may not be reflected in our historical loss factors.

The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands):

	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$ 599	47.7	$ 614	49.7	$ 493	51.1	$ 392	52.8	$ 368	56.8
Commercial, agricultural	2,128	27.7	1,676	26.8	1,551	24.9	1,591	24.1	1,742	20.5
Construction	-	2.7	-	1.7	-	1.9	-	2.0	-	1.8
Loans to individuals
for household,
family and other purchases	424	3.1	734	3.0	542	3.4	463	3.5	492	4.1
Commercial and other loans	736	8.2	582	7.9	484	7.6	515	7.8	445	5.1
State & political subdivision loans	22	10.6	22	10.9	21	11.1	18	9.8	15	11.7
Unallocated	288	N/A	248	N/A	573	N/A	940	N/A	558	N/A
Total allowance for loan losses	$ 4,197	100.0	$ 3,876	100.0	$ 3,664	100.0	$ 3,919	100.0	$ 3,620	100.0

Bank Owned Life Insurance
In 2003 the Company purchased $7.0 million of bank owned life insurance to offset future employee benefit costs.  The Bank is the sole beneficiary on the policies, and will provide the Bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the insured’s) provide partial recovery of cash outflows associated with the benefits.  As of December 31, 2007 and 2006, the cash surrender value of the life insurance was $8.4 and $8.0 million, respectively.  The change in cash surrender value is recognized in the results of operations.  The amounts recorded as non-interest income totaled $331,000, $304,000 and $294,000 in 2007, 2006 and 2005, respectively.

The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

Deposits

2007
As can be seen in the tables below, total deposits increased $9.5 million in 2007, or 2.1%.  Non-interest bearing deposits increased $2.4 million, or 5.0%.  As a percent to total, non-interest bearing deposits totaled 11.2% as of the end of 2007, which compares to 10.9% at the end of 2006.  In order to manage our overall cost of funds, the Company continues to focus on adding low cost deposits by having a free checking product available for retail customers and being one of the few banks within our market to pay interest on a senior checking product.  Additionally, our business development officers and branch personnel are focused on providing outstanding customer service and developing larger deposit relationships with our commercial customers.

NOW accounts increased by $13.8 million, or 16.0% since the end of 2006.  Most of the increase in NOW accounts is due to state and local governmental agencies.  Similarly, money market deposit accounts also increased by $5.3 million in 2007, an increase of 11.6%, due to state and local governmental agencies.

Certificates of deposit decreased $12.4 million, or 5.4% from 2006 primarily due to the maturity of $10.3 million of brokered certificates of deposit as of December 31, 2007.  As the Federal Reserve decreased short-term interest rates during the latter half of 2007, alternative funding mostly from the Federal Home Loan Bank resulted in less expensive borrowing costs.

2006
Total deposits increased $16.7 million in 2006, or 3.9%.  Non-interest bearing deposits decreased $2.1 million.  As a percent to total, non-interest bearing deposits totaled 10.9% as of the end of 2006, which compared to 11.8% at the end of 2005.  NOW accounts increased by $12.5 million, or 17.0% since the end of 2005.  Most of the increase in NOW accounts was due to local governmental agencies moving their accounts from money market accounts to NOW accounts.  As a consequence, money market deposit accounts decreased by $6.6 million in 2006, a decrease of 12.5%.

Certificates of deposit increased $13.5 million, or 6.3% from 2005 primarily due to $13.9 million of brokered certificates of deposit as of December 31, 2006.  Due to the flattened yield curve that prevailed during 2006, the maturities of brokered deposits were kept between six and eighteen months.

The following table shows the breakdown of deposits by deposit type (dollars in thousands):

	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Non-interest-bearing deposits	$ 50,944	11.2	$ 48,509	10.9	$ 50,600	11.8
NOW accounts	99,862	21.9	86,067	19.3	73,548	17.1
Savings deposits	37,996	8.3	37,637	8.4	38,303	8.9
Money market deposit accounts	51,398	11.3	46,066	10.3	52,632	12.2
Certificates of deposit	215,828	47.3	228,236	51.1	214,716	50.0
Total	$ 456,028	100.0	$ 446,515	100.0	$ 429,799	100.0

	2007/2006		2006/2005
	Change		Change
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 2,435	5.0	$ (2,091)	(4.1)
NOW accounts	13,795	16.0	12,519	17.0
Savings deposits	359	1.0	(666)	(1.7)
Money market deposit accounts	5,332	11.6	(6,566)	(12.5)
Certificates of deposit	(12,408)	(5.4)	13,520	6.3
Total	$ 9,513	2.1	$ 16,716	3.9

Remaining maturities of certificates of deposit of $100,000 or more are as follows (dollars in thousands):

	2007	2006	2005
3 months or less	$ 9,489	$ 8,714	$ 8,743
Over 3 months through 6 months	9,628	14,697	7,017
Over 6 months through 12 months	11,226	16,604	9,275
Over 12 months	27,794	27,897	30,859
Total	$ 58,137	$ 67,912	$ 55,894
As a percent of total
certificates of deposit	26.94%	29.76%	26.03%

Deposits by type of depositor are as follows (dollars in thousands):

	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Individual, partnerships
& corporations	$ 382,968	84.0	$ 386,314	86.5	$ 371,057	86.3
United States government	752	0.1	1,591	0.4	1,555	0.4
State & political subdivisions	72,308	15.9	58,610	13.1	57,187	13.3
Total	$ 456,028	100.0	$ 446,515	100.0	$ 429,799	100.0

Borrowed Funds

2007
Borrowed funds increased $4.6 million during 2007, an increase of 6.0%.  This increase is primarily due to an increase in term loans from the Federal Home Loan Bank (see Footnote 9 of the consolidated financial statements for additional information).  This increase, along with the $9.5 million increase in deposits was used to fund growth in loans and investment securities of $8.6 million and $11.1 million, respectively.

2006
Borrowed funds increased $23.1 million during 2006, an increase of 43.9%.  This increase is primarily due to an increase in short-term borrowings from the Federal Home Loan Bank (see Footnote 9 of the consolidated financial statements for additional information).  This increase, along with the $16.7 million increase in deposits was used to fund growth in loans and investment securities of $31.8 million and $7.1 million, respectively.      .

Stockholders’ Equity

We evaluate stockholders’ equity in relation to total assets and the risk associated with those assets. The greater the capital resources, the more likely a corporation is to meet its cash obligations and absorb unforeseen losses. For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Our Board of Directors determines our dividend rate after considering our capital requirements, current and projected net income, and other factors. In 2007 and 2006, the Company paid out 37.9% and 42.1% of net income in dividends, respectively.

For the year ended December 31, 2007, the total number of common shares outstanding was 2,825,655. For comparative purposes, outstanding shares for prior periods were adjusted for the July, 2007 stock dividend in computing earnings and cash dividends per share as detailed in Footnote 1 of the consolidated financial statements.  During 2007, we also purchased 25,818 shares of treasury stock at a weighted average cost of $21.91 per share.

There are currently three federal regulatory measures of capital adequacy. The Company’s ratios meet the regulatory standards for well capitalized for 2007 and 2006, as detailed in Footnote 13 of the consolidated financial statements.

2007
Stockholders’ equity increased 11.6% in 2007 to $48.5 million.  Excluding accumulated other comprehensive income, which is essentially the after-tax effect of unrealized holding gains and losses on available-for-sale securities, and additional pension obligation, stockholders’ equity increased $3.6 million, or 8.0%.  This increase is due to net income of $6,736,000, offset by cash dividends of $2,550,000 and purchase of treasury stock of $567,000.  Total equity was approximately 8.2% of total assets as of December 31, 2007, compared to 7.6% of total assets as of December 31, 2006.

2006
Stockholders’ equity increased by 4.7% in 2006 to $43.5 million.  Excluding accumulated other comprehensive income, stockholders’ equity increased $2.1 million, or 5.0%.  This increase was due to net income of $5,800,000 offset by cash dividends of $2,442,000 and purchase of treasury stock of $1,222,000.

LIQUIDITY

Liquidity is a measure of the Company’s ability to efficiently meet normal cash flow requirements of both borrowers and depositors. Liquidity is needed to meet depositors’ withdrawal demands, extend credit to meet borrowers’ needs, provide funds for normal operating expenses and cash dividends, and fund future capital expenditures.

To maintain proper liquidity, we use funds management policies along with our investment policies to assure we can meet our financial obligations to depositors, credit customers and stockholders.  Management monitors liquidity by reviewing loan demand, investment opportunities, deposit pricing and the cost and availability of borrowing funds.  The Company’s historical activity in this area can be seen in the Consolidated Statement of Cash Flows from investing and financing activities.

Cash generated by operating activities, investing activities and financing activities influences liquidity management. The most important source of funds is the deposits that are primarily core deposits (deposits from customers with other relationships). Short-term debt from the Federal Home Loan Bank supplements the Company’s availability of funds as well as lines of credit arrangements with corresponding banks totaling $15.0 million.  Other sources of short-term funds include brokered CDs and the sale of loans, if needed.

The Company’s use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is detailed. Other significant uses of funds are capital expenditures, purchase of loans and acquisition premiums. Surplus funds are then invested in investment securities.

Capital expenditures in 2007 totaled $529,000, which included:
▪	Various building improvements totaling $243,000.
▪	Upgrades to data processing and security equipment totaling $154,300.
▪	New software for Trust services and other software purchases for new product implementation totaling approximately $67,000.
▪	Bank vehicle purchases totaling $65,000.

Capital expenditures were $1,335,000 in 2006, which included:
▪	The construction of a de novo banking facility in Wellsville, New York totaling approximately $1.1 million.
▪	The construction of a new and enlarged parking lot for our Sayre Lockhart facility totaling approximately $150,000.
▪	Upgrades to data processing equipment totaling $45,000.

These expenditures will allow us to support our growth over the next decade, create greater operating efficiency and provide the customer with higher quality banking services.

The Company achieves additional liquidity primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, PA, investments that mature in less than one year and expected principal repayments from mortgage backed securities.  The Company also has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $239 million, inclusive of any outstanding amounts, as an additional source of liquidity.

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

Because of the nature of our operations, we are not subject to foreign currency exchange or commodity price risk and, since the Company has no trading portfolio, it is not subject to trading risk.

The primary factors that make assets interest-sensitive include adjustable-rate features on loans and investments, loan repayments and investment maturities. The primary components of interest-sensitive liabilities include maturing certificates of deposit, IRA certificates of deposit, repurchase agreements and short-term borrowings. Savings deposits, NOW accounts and money market investor accounts are considered core deposits and are not short-term interest sensitive (except for the top-tier money market investor and NOW accounts which are paid current market interest rates).

The following table shows the cumulative static gap (at amortized cost) for various time intervals (dollars in thousands):

Maturity or Repricing of Company Assets and Liabilities as of December 31, 2007

	Within	Four to	One to	Two to	Three to	Over
	Three	Twelve	Two	Three	Five	Five
	Months	Months	Years	Years	Years	Years	Total
Interest-earning assets:
Interest-bearing deposits at banks	$ 15	$ -	$ -	$ -	$ -	$ -	$ 15
Investment securities	20,804	5,200	11,195	22,919	27,879	32,437	120,434
Residential mortgage loans	26,744	54,230	48,726	33,614	36,776	13,101	213,191
Commercial and farm loans	34,714	28,664	22,781	25,511	29,890	10,375	151,935
Loans to state & political subdivisions	3,488	8,453	4,518	9,996	11,709	7,007	45,171
Other loans	3,379	3,250	2,665	1,656	1,304	828	13,082
Total interest-earning assets	$ 89,144	$ 99,797	$ 89,885	$ 93,696	$ 107,558	$ 63,748	$ 543,828
Interest-bearing liabilities:
NOW accounts	$ 54,004	$ -	$ -	$ -	$ -	$ 45,858	$ 99,862
Savings accounts	-	-	-	-	-	37,996	37,996
Money Market accounts	51,398	-	-	-	-	-	51,398
Certificates of deposit	30,668	78,510	42,239	33,780	28,543	2,088	215,828
Short-term borrowing	39,255	-	-	-	-	-	39,255
Long-term borrowing	16,014	8,977	15,437	644	21	-	41,093
Total interest-bearing liabilities	$ 191,339	$ 87,487	$ 57,676	$ 34,424	$ 28,564	$ 85,942	$ 485,432
Excess interest-earning
assets (liabilities)	$ (102,195)	$ 12,310	$ 32,209	$ 59,272	$ 78,994	$ (22,194)
Cumulative interest-earning assets	$ 89,144	$ 188,941	$ 278,826	$ 372,522	$ 480,080	$ 543,828
Cumulative interest-bearing liabilities	191,339	278,826	336,502	370,926	399,490	485,432
Cumulative gap	$ (102,195)	$ (89,885)	$ (57,676)	$ 1,596	$ 80,590	$ 58,396
Cumulative interest rate
sensitivity ratio (1)	0.47	0.68	0.83	1.00	1.20	1.12

(1) Cumulative interest-earning assets divided by interest-bearing liabilities.

The previous table and the simulation models discussed below are presented assuming money market investment accounts and NOW accounts in the top interest rate tier are repriced within the first three months. The loan amounts reflect the principal balances expected to be re-priced as a result of contractual amortization and anticipated early payoffs.

Gap analysis, one of the methods used by us to analyze interest rate risk, does not necessarily show the precise impact of specific interest rate movements on the Company’s net interest income because the re-pricing of certain assets and liabilities is discretionary and is subject to competition and other pressures. In addition, assets and liabilities within the same period may, in fact, be repaid at different times and at different rate levels.

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management process that will effectively identify, measure, and monitor the Company’s risk exposure.  In this analysis, the Company examines the results of 100 and 200 basis point changes in market rates and the effect on tax equivalent net interest income.  It is assumed that the change in interest rates is instantaneous and that all rates move in a parallel manner.  Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities.  The following is a rate shock analysis for the period indicated (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income

-200	$21,486	$703	4.01
-100	21,263	480	2.74
Base	20,783	-	-
+100	19,464	(1,319)	(7.53)
+200	18,165	(2,618)	(14.94)

The model makes estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage backed securities, call activity of other investment securities, and deposit selection, re-pricing and maturity structure.  Because of these assumptions, actual results could differ significantly from these estimates which would result in significant differences in the calculated projected change on net interest income.  Additionally, the changes above do not necessarily represent the level of change under which management would undertake specific measures to realign its portfolio in order to reduce the projected level of change.

GENERAL

The majority of assets and liabilities of a financial institution are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets and on non-interest expenses, which tend to rise during periods of general inflation. The actions of the Federal Reserve in managing short-term interest rates have a significant impact on our Company’s interest rate risk.  Depending upon short-term rates and the overall yield curve, the Company will vary its asset liability strategy in order to manage interest rate margins.  The action of the Federal Reserve during the second half of 2007 to decrease short-term interest rates was in response to various economic data including a slowing economy.

In 2006, legislation was passed regarding changes to FDIC deposit insurance.  This legislation increased coverage for retirement accounts from $100,000 to $250,000, merged the two existing deposit insurance funds and indexed the insurance level for inflation.  The resulting premiums, although estimated, could result in significantly higher premiums than in the past, and/or could result in more volatility of the level of premiums charged to the Company.

Normal examinations of our Company are performed by the OCC. The last Community Reinvestment Act performance evaluation by the same agency resulted in a rating of “Outstanding Record of Meeting Community Credit Needs.”

Aside from those matters described in this annual report, we do not believe that there are any trends, events or uncertainties that would have a material adverse impact on future operating results, liquidity or capital resources. We are not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have such an effect, although the general cost of compliance with numerous and multiple federal and state laws and regulations does have, and in the future may have, a negative impact on the Company’s results of operations.

CRITICAL ACCOUNTING POLICIES

        The Company’s accounting policies are integral to understanding the results reported.  The accounting policies are described in detail in Note 1 of the consolidated financial statements.  Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies.  We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period.   In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner.  The following is a brief description of our current accounting policies involving significant management valuation judgments.

Other Than Temporary Impairment of Equity Securities
Equity securities are evaluated periodically to determine whether a decline in their value is other than temporary and is a matter of judgment.  Management uses criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other than temporary” is not intended to indicate that the decline is permanent.  It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Allowance for Loan Losses
 Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment.  The Company’s allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio.

Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen.  This evaluation is inherently subjective as it requires significant estimates that may be susceptible to significant change, subjecting the Bank to volatility of earnings.  The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.  For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, refer to Note 1 of the consolidated financial statements.

Goodwill and Other Intangible Assets
 As discussed in Note 1 of the consolidated financial statements, the Company must assess goodwill and other intangible assets each year for impairment.  This assessment involves estimating cash flows for future periods.  If the future cash flows were less than the recorded goodwill and other intangible assets balances, we would be required to take a charge against earnings to write down the assets to the lower value.

Deferred Tax Assets
 We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Management also evaluates deferred tax assets to determine if it is more likely than not that the deferred tax benefit will be utilized in future periods.  If not, a valuation allowance is recorded.  Our deferred tax assets are described further in Note 11 of the consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This information is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, appearing in this Annual Report on Form 10-K.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Citizens Financial Services, Inc.
Consolidated Balance Sheet
	December 31,
(in thousands, except share data)	2007	2006
ASSETS:
Cash and cash equivalents:
Noninterest-bearing	$ 10,374	$ 10,007
Interest-bearing	15	8
Total cash and cash equivalents	10,389	10,015
Available-for-sale securities	120,802	109,743
Loans (net of allowance for loan losses:
2007, $4,197; 2006, $3,876)	419,182	410,897
Premises and equipment	12,538	12,892
Accrued interest receivable	2,522	2,458
Goodwill	8,605	8,605
Bank owned life insurance	8,378	8,047
Other assets	8,613	9,511
TOTAL ASSETS	$ 591,029	$ 572,168
LIABILITIES:
Deposits:
Noninterest-bearing	$ 50,944	$ 48,509
Interest-bearing	405,084	398,006
Total deposits	456,028	446,515
Borrowed funds	80,348	75,775
Accrued interest payable	2,199	2,287
Other liabilities	3,926	4,091
TOTAL LIABILITIES	542,501	528,668
STOCKHOLDERS' EQUITY:
Common Stock
$1.00 par value; authorized 10,000,000 shares;
issued 3,020,538 and 2,992,896 shares
in 2007 and 2006, respectively	3,020	2,993
Additional paid-in capital	12,511	11,933
Retained earnings	37,590	34,007
Accumulated other comprehensive loss	(348)	(1,737)
Unearned restricted stock, at cost:
3,149 and 0 shares for 2007 and 2006, respectively	(72)	-
Treasury stock, at cost:
194,883 and 172,954 shares for 2007 and 2006, respectively	(4,173)	(3,696)
TOTAL STOCKHOLDERS' EQUITY	48,528	43,500
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 591,029	$ 572,168
See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Income
	Year Ended December 31,
(in thousands, except per share data)	2007	2006	2005
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$ 30,398	$ 28,101	$ 24,911
Interest-bearing deposits with banks	5	-	3
Investment securities:
Taxable	4,316	3,526	2,979
Nontaxable	958	903	596
Dividends	347	321	210
TOTAL INTEREST AND DIVIDEND INCOME	36,024	32,851	28,699
INTEREST EXPENSE:
Deposits	13,363	11,685	9,373
Borrowed funds	3,559	3,268	1,627
TOTAL INTEREST EXPENSE	16,922	14,953	11,000
NET INTEREST INCOME	19,102	17,898	17,699
Provision for loan losses	365	330	60
NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	18,737	17,568	17,639
NON-INTEREST INCOME:
Service charges	3,210	3,140	2,965
Trust	520	487	474
Brokerage and Insurance	132	260	443
Investment securities gains (losses), net	(29)	4	-
Gains on sales of foreclosed properties	396	80	23
Earnings on bank owned life insurance	331	304	294
Other	525	441	489
TOTAL NON-INTEREST INCOME	5,085	4,716	4,688
NON-INTEREST EXPENSES:
Salaries and employee benefits	8,386	8,026	7,645
Occupancy	1,151	1,123	1,142
Furniture and equipment	539	593	658
Professional fees	645	551	536
Amortization of intangibles	144	252	578
Other	4,449	4,482	4,828
TOTAL NON-INTEREST EXPENSES	15,314	15,027	15,387
Income before provision for income taxes	8,508	7,257	6,940
Provision for income taxes	1,772	1,457	1,666
NET INCOME	$ 6,736	$ 5,800	$ 5,274
NET INCOME - EARNINGS PER SHARE	$ 2.37	$ 2.02	$ 1.81
CASH DIVIDENDS PER SHARE	$ 0.90	$ 0.86	$ 0.82
See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Changes in Stockholders' Equity
					Accumulated
			Additional		Other	Unearned
	Common Stock		Paid-in	Retained	Comprehensive	Restricted	Treasury
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Stock	Total
Balance, December 31, 2004	2,937,519	$ 2,938	$ 10,804	$ 28,894	$ 164	$ -	$ (2,011)	$ 40,789

Comprehensive income:
Net income				5,274				5,274
Change in unrecognized pension costs, net
of tax benefit of $121					(234)			(234)
Change in net unrealized loss on securities
available-for-sale, net of tax benefit of $758					(1,470)			(1,470)
Total comprehensive income								3,570
Stock dividend	27,738	27	555	(582)
Purchase of treasury stock (21,453 shares)							(463)	(463)
Cash dividends, $.82 per share				(2,335)				(2,335)
Balance, December 31, 2005	2,965,257	2,965	11,359	31,251	(1,540)	-	(2,474)	41,561

Comprehensive income:
Net income				5,800				5,800
Change in unrecognized pension costs, net
of tax expense of $121					234			234
Change in net unrealized loss on securities
available-for-sale, net of tax expense of $339					655			655
Total comprehensive income								6,689
Cumulative effect of change in accounting for
pension obligation, net of tax benefit of $560					(1,086)			(1,086)
Stock dividend	27,639	28	574	(602)
Purchase of treasury stock (54,239 shares)							(1,222)	(1,222)
Cash dividends, $.86 per share				(2,442)				(2,442)
Balance, December 31, 2006	2,992,896	2,993	11,933	34,007	(1,737)	-	(3,696)	43,500

Comprehensive income:
Net income				6,736				6,736
Change in unrecognized pension costs, net
net of tax expense of $256					496			496
Change in net unrealized loss on securities
available-for-sale, net of tax expense of $460					893			893
Total comprehensive income								8,125
Stock dividend	27,642	27	576	(603)
Purchase of treasury stock (25,818 shares)							(567)	(567)
Restricted stock awards			2			(79)	77
Stock awards						7	13	20
Cash dividends, $.90 per share				(2,550)				(2,550)
Balance, December 31, 2007	3,020,538	$ 3,020	$ 12,511	$ 37,590	$ (348)	$ (72)	$ (4,173)	$ 48,528

	2007	2006	2005
Components of comprehensive loss:
Change in net unrealized gain (loss) on investment
securities available-for-sale	$ 874	$ 658	$ (1,470)
Change in unrecognized pension costs	496	234	(234)
Investment losses (gains) included in net income, net
of tax (benefit) expense of ($10), $1, and $0	19	(3)	-
Total	$ 1,389	$ 889	$ (1,704)

See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Cash Flows
	Year Ended December 31,
(in thousands)	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$ 6,736	$ 5,800	$ 5,274
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	365	330	60
Depreciation and amortization	741	899	1,327
Amortization and accretion on investment securities	124	369	712
Deferred income taxes	54	109	256
Investment securities (gains) losses, net	29	(4)	-
Earnings on bank owned life insurance	(331)	(304)	(294)
Gains on sale of foreclosed assets held for sale	(396)	(80)	(23)
Realized gains on loans sold	(134)	(61)	(70)
Originations of loans held for sale	(6,689)	(3,317)	(5,433)
Proceeds from sales of loans held for sale	6,823	3,384	5,503
Increase in accrued interest receivable	(64)	(294)	(429)
Increase (decrease) in accrued interest payable	(88)	425	(8)
Other, net	899	(241)	940
Net cash provided by operating activities	8,069	7,015	7,815
Cash Flows from Investing Activities:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	18,859	10,439	-
Proceeds from maturity and principal repayments of securities	13,437	18,697	17,571
Purchase of securities	(42,155)	(36,401)	(27,366)
Proceeds from redemption of Regulatory Stock	3,676	2,576	2,702
Purchase of Regulatory Stock	(4,489)	(3,723)	(2,783)
Net increase in loans	(8,624)	(32,420)	(23,676)
Purchase of premises and equipment	(462)	(1,335)	(1,306)
Proceeds from sale of premises and equipment	-	-	200
Proceeds from sale of foreclosed assets held for sale	1,075	405	486
Net cash used in investing activities	(18,683)	(41,762)	(34,172)
Cash Flows from Financing Activities:
Net increase in deposits	9,513	16,716	10,300
Proceeds from long-term borrowings	20,187	8,492	8,594
Repayments of long-term borrowings	(4,406)	(8,787)	(3,471)
Net increase (decrease) in short-term borrowed funds	(11,209)	23,396	12,577
Deposits of acquired branches	-	-	425
Purchase of treasury stock	(567)	(1,222)	(463)
Stock awards	20	-	-
Dividends paid	(2,550)	(2,442)	(2,335)
Net cash provided by financing activities	10,988	36,153	25,627
Net increase (decrease) in cash and cash equivalents	374	1,406	(730)
Cash and Cash Equivalents at Beginning of Year	10,015	8,609	9,339
Cash and Cash Equivalents at End of Year	$ 10,389	$ 10,015	$ 8,609

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 17,010	$ 14,528	$ 10,973
Income taxes paid	$ 1,485	$ 1,645	$ 1,150
Noncash activities:
Real estate acquired in settlement of loans	$ 124	$ 463	$ 369
See accompanying notes to consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Citizens Financial Services, Inc. (individually and collectively, the “Company”), is headquartered in Mansfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, First Citizens National Bank (the “Bank”), and its wholly owned subsidiary, First Citizens Insurance Agency, Inc.  The Bank is a national banking association and operates sixteen full-service banking offices in Potter, Tioga and Bradford counties, Pennsylvania and Allegany County, New York.  The Bank also provides trust services, including the administration of trusts and estates, retirement plans, and other employee benefit plans, along with a brokerage division that provides a comprehensive menu of investment services.  The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services.  The Company is supervised by the Board of Governors of the Federal Reserve System, while the Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency.

A summary of significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

Basis of Presentation

The financial statements are consolidated to include the accounts of the Company and its subsidiary, First Citizens National Bank, and its subsidiary, First Citizens Insurance Agency, Inc.  These statements have been prepared in accordance with U.S. generally accepted accounting principles.  All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

In preparing the financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change relate to determination of the allowance for loan losses and deferred tax assets and liabilities.

Operating Segments

Statement of Financial Accounting Standards (FAS) No. 131 requires disclosures about an enterprise’s operating segments in financial reports issued to shareholders.  The Statement defines an operating segment as a component of an enterprise that engages in business activities that generates revenue and incurs expense, and the operating results of which are reviewed by the chief operating decision maker in the determination of resource allocation and performance.  While the Company’s chief decision makers monitor the revenue streams of the various Company’s products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  Consistent with our internal reporting, the Company’s business activities are reported as one segment, which is community banking.

Cash and Cash Equivalents

Cash equivalents include cash on hand, deposits in banks and interest-earning deposits.  Interest-earning deposits mature within one year and are carried at cost.  Net cash flows are reported for loan, deposits and short term borrowing transactions.

Investment Securities

Investment securities at the time of purchase are classified as one of the three following types:

Held-to-Maturity Securities- includes securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. The Company had no held-to-maturity securities as of December 31, 2007and 2006.

Trading Securities- includes debt and equity securities bought and held principally for the purpose of selling them in the near term. Such securities are reported at fair value with unrealized holding gains and losses included in earnings. The Company had no trading securities as of December 31, 2007and 2006.

Available-for-Sale Securities- includes debt and equity securities not classified as held-to-maturity or trading securities. Such securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of estimated income tax effect.

The amortized cost of investment in debt securities is adjusted for amortization of premiums and accretion of discounts, computed by a method that results in a level yield. Gains and losses on the sale of investment securities are computed on the basis of specific identification of the adjusted cost of each security.

On a monthly basis the Company evaluates the severity and duration of impairment for its investment securities portfolio to determine if the impairment is other than temporary.  Several factors are evaluated and analyzed, including the Company’s positive intent and ability to hold the security for a period of time sufficient to allow a market recoverywithout incurring a loss.  When an other than temporary impairment occurs, the investment is written down to the current fair market value with the write-down being reflected as a realized loss.

Common stock of the Federal Reserve Bank and Federal Home Loan Bank represents ownership in institutions which are wholly owned by other financial institutions. These equity securities are accounted for at cost and are classified as other assets.

The fair value of investments, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Loans

Interest on all loans is recognized on the accrual basis based upon the principal amount outstanding. The accrual of interest income on loans is discontinued when, in the opinion of management, there exists doubt as to the ability to collect such interest. Payments received on non-accrual loans are applied to the outstanding principal balance or recorded as interest income, depending upon our assessment of our ultimate ability to collect principal and interest.  Loans are returned to the accrual status when factors indicating doubtful collectibility cease to exist.

The Company recognizes nonrefundable loan origination fees and certain direct loan origination costs over the life of the related loan as an adjustment of loan yield using the interest method.

Allowance For Loan Losses

The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses which is charged to operations. The provision is based upon management’s periodic evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses are particularly susceptible to significant change in the near term.

Impaired loans are commercial and commercial real estate loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications. The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories overlap. The Company may choose to place a loan on non-accrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired if the loan is not a commercial or commercial real estate loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value; or, as a practical expedient in the case of a loan in the process of collection, the difference between the fair value of the collateral and the recorded amount of the loans.

Mortgage loans on one to four family properties and all consumer loans are large groups of smaller balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which is defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at the lower of cost or fair value lessestimated costs to sell. Prior to foreclosure, the value of the underlying loan is written down to fair market value of the real estate or other assets to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income and losses on disposition, are included in other expenses and gains are included in other non-interest income.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed on straight line and accelerated methods over the estimated useful lives of the assets, which range from 3 to 15 years for furniture, fixtures and equipment and 5 to 39 1/2 years for building premises. Repair and maintenance expenditures which extend the useful life of an asset are capitalized and other repair expenditures are expensed as incurred.

When premises or equipment are retired or sold, the remaining cost and accumulated depreciation are removed from the accounts and any gain or loss is credited to income or charged to expense, respectively.

Intangible Assets

Intangible assets include core deposit intangibles, which are a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases. The core deposit intangibles are being amortized to expense, on average,over a 5 ½ year life on a straight-line basisand are included in other assets.The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense.

Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“FAS”) No. 142, “Goodwill and Other Intangible Assets”.  This statement, among other things, requires a two-step process for testing the impairment of goodwill on at least an annual basis.  This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts.  The Company performs an annual impairment analysis of goodwill.  Based on the fair value of the reporting unit, estimated using the expected present value of future cash flows, no impairment of goodwill was recognized in 2007 or2006.

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain officers, and is the sole beneficiary on those policies.  Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized.  Increases in the cash surrender value are recognized as other non-interest income.

Income Taxes

The Company and the Bank file a consolidated federal income tax return.  Deferred tax assets and liabilities are computed based on the difference between the financial statementbasisand income tax basis of assets and liabilities using the enacted marginal tax rates.  Deferred income tax expenses or benefits are based on the changes in the net deferred tax asset or liability from period to period.

Employee Benefit Plans

The Company has a noncontributory defined benefit pension plan covering substantially all employees. It is the Company’s policy to fund pension costs on a current basis to the extent deductible under existing tax regulations. Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

The Company has a defined contribution, 401(k) plan covering eligible employees.  The Company contributes a certain percentage of the eligible employee’s compensation into the plan.  The employee may also contribute to the plan on a voluntary basis, up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k).

The Company also has a profit-sharing plan for employees which provide tax-deferred salary savings to plan participants.  The Company has a deferred compensation plan for directors who have elected to defer all or portions of their fees until their retirement or termination from service.

In 2006, the shareholders of the Company approved a restricted stock plan which covers eligible employees and non-employee corporate directors.  Under the plan, awards are granted based upon performance related requirements and are subject to certain vesting criteria.  Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.

Mortgage Servicing Rights (MSR’s)

The Company originates certain loans for the express purpose of selling such loans in the secondary market.  The Company maintains all servicing rights for these loans.  The loans held for sale are carried at lower of cost or market.  Originated MSR’s are recorded by allocating total costs incurred between the loan and servicing rights based on their relative fair values.  MSR’s are amortized in proportion to the estimated servicing income over the estimated life of the servicing portfolio.

Comprehensive Income

The Company is required to present comprehensive income in a full set of general purpose financial statements for all periods presented. Other comprehensive income is comprised of unrealized holding gains (losses) on the available-for-sale securities portfolioand unrecognized pension costs. The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders’ Equity.

Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

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

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting.  FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position

 In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.  FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.   FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit.  EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  The adoption of this EITF is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of this EITF is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.  EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS No. 123R, Share-Based Payment, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital.  EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s results of operations.

Treasury Stock

The purchase of the Company’s common stock is recorded at cost.  At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a last-in-first-out basis.

Cash Flows

The Company utilizes the net reporting of cash receipts and cash payments for deposit, short-term borrowing and lending activities.  The Company considers amounts due from banks and interest-bearing deposits in banks as cash equivalents.

Trust Assets and Income

Assets held by the Companyin a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Company.  In accordance with industry practice, fees are recorded on the cash basis and approximate the fees which would have been recognized on the accrual basis.

Earnings Per Share

Earnings per share calculations give retroactive effect to stock dividends declared by the Company.  The number of weighted average shares used in the earnings per share computations presented was 2,840,973, 2,871,766, and 2,911,873for 2007, 2006and 2005, respectively.  The Company has no dilutive securities.

Reclassification

Certain of the prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no effect on net income or stockholders’ equity.

2. RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities.  The amount of such reserves was $833,000 and $844,000 at December 31, 2007and 2006, respectively.

Non-retirement account deposits with one financial institution are insured up to $100,000.  The Company maintains cash and cash equivalents with other financial institutions in excess of the insured amount.

3. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2007and 2006 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 16,626	$ 610	$ -	$ 17,236
Obligations of state and
political subdivisions	30,643	239	(38)	30,844
Corporate obligations	7,983	20	(190)	7,813
Mortgage-backed securities	62,397	382	(137)	62,642
Equity securities	2,785	4	(522)	2,267
Total available-for-sale securities	$ 120,434	$ 1,255	$ (887)	$ 120,802

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 16,647	$ 96	$ (92)	$ 16,651
Obligations of state and
political subdivisions	22,591	92	(121)	22,562
Corporate obligations	7,981	21	(5)	7,997
Mortgage-backed securities	60,950	90	(1,165)	59,875
Equity securities	2,560	98	-	2,658
Total available-for-sale securities	$ 110,729	$ 397	$ (1,383)	$ 109,743

The following table shows the Company’s gross unrealized losses and estimated fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006 (in thousands).  As of December 31, 2007 and 2006, the Company owned 44 and 75 securities whose estimated fair value was less than their cost basis, respectively.

December 31, 2007	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ -	$ -	$ -	$ -	$ -	$ -
Obligations of states and
political subdivisions	3,610	23	6,666	15	10,276	38
Corporate obligations	3,910	137	1,874	53	5,784	190
Mortgage-backed securities	3,913	13	17,608	124	21,521	137
Total debt securities	11,433	173	26,148	192	37,581	365
Equity securities	2,267	522	-	-	2,267	522

Total securities	$ 13,700	$ 695	$ 26,148	$ 192	$ 39,848	$ 887

December 31, 2006	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ -	$ -	$ 8,214	$ 92	$ 8,214	$ 92
Obligations of states and
political subdivisions	8,061	57	6,637	64	14,698	121
Corporate obligations	4,930	5	-	-	4,930	5
Mortgage-backed securities	7,466	36	39,996	1,129	47,462	1,165

Total securities	$ 20,457	$ 98	$ 54,847	$ 1,285	$ 75,304	$ 1,383

The Company’s investment securities portfolio contains unrealized losses onmortgage-related instruments or other agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government.  For fixed maturity investments with unrealized losses due to interest rates where the Company has both the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary.  For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  The Company has concluded that any impairment of its investment securities portfoliooutlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale during 2007, 2006, and 2005were$18,859,000, $10,439,000,and $0, respectively.  Gross gains and gross losses were realized on those sales as follows (in thousands):

	2007	2006	2005
Gross gains	$ 166	$ 159	$ -
Gross losses	195	155	-
Net (losses) gains	$ (29)	$ 4	$ -

Investment securities with an approximate carrying value of $96,876,000 and $81,894,000 at December 31, 2007and 2006, respectively, were pledged to secure public funds and certain other deposits as provided by law.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and estimated fair value of debt securities at December 31, 2007, by contractual maturity, are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$ 1,000	$ 1,003
Due after one year through five years	14,954	14,952
Due after five years through ten years	31,194	31,570
Due after ten years	70,501	71,010
Total	$ 117,649	$ 118,535

4. LOANS

The Company grants commercial, industrial, residential, and consumer loans primarily to customers throughout Northcentral Pennsylvania and Southern New York.  Although the Company has a diversified loan portfolio at December 31, 2007and 2006, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within theseregions.

Major classifications of loans are as follows (in thousands):

	December 31,
	2007	2006
Real estate loans:
Residential	$ 201,861	$ 206,059
Commercial	100,380	94,122
Agricultural	16,891	17,054
Construction	11,330	7,027
Loans to individuals for household,
family and other purchases	13,082	12,482
Commercial and other loans	34,664	32,766
State and political subdivision loans	45,171	45,263
	423,379	414,773
Less allowance for loan losses	4,197	3,876
Loans, net	$ 419,182	$ 410,897

Real estate loans serviced for Freddie Macand Fannie Mae, which are not included in the consolidated balance sheet, totaled $38,427,000 and $36,226,000 at December 31, 2007and 2006, respectively.

At December 31, 2007and 2006, net unamortized loan fees and costs of $1,037,000 and $996,000, respectively, have been deducted from the carrying value of loans.

The Company had non-accrual loans, inclusive of impaired loans, of $1,915,000 and $1,668,000 at December 31, 2007and 2006, respectively.  Interest income on loans would have increased by approximately $230,000, $169,000 and $144,000 during 2007, 2006 and 2005, respectively, if these loans had performed in accordance with their original terms.

Information with respect to impaired loans as of and for the year ended December 31 is as follows (in thousands):

	2007	2006	2005
Impaired loans without related allowance for loan losses	$ 796	$ 469	$ 673
Impaired loans with related allowance for loan losses	292	721	358
Related allowance for loan losses	146	232	179
Average recorded balance of impaired loans	1,366	1,283	1,148
Interest income recognized on impaired loans	25	6	7

Changes in the allowance for loan losses were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Balance, beginning of year	$ 3,876	$ 3,664	$ 3,919
Provision charged to income	365	330	60
Recoveries on loans previously
charged against the allowance	142	172	57
	4,383	4,166	4,036
Loans charged against the allowance	(186)	(290)	(372)
Balance, end of year	$ 4,197	$ 3,876	$ 3,664

The following is a summary of the past due and non-accrual loans as of December 31, 2007and 2006 (in thousands):

	December 31, 2007
	Past Due	Past Due
	30 - 89 days	90 days or more	Nonaccrual
Real estate loans	$ 3,198	$ 242	$ 1,822
Installment loans	195	9	-
Commercial and all other loans	230	24	93
Total	$ 3,623	$ 275	$ 1,915

	December 31, 2006
	Past Due	Past Due
	30 - 89 days	90 days or more	Nonaccrual
Real estate loans	$ 3,230	$ 1,655	$ 1,578
Installment loans	258	5	10
Commercial and all other loans	233	30	80
Total	$ 3,721	$ 1,690	$ 1,668

5. PREMISES & EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

	December 31,
	2007	2006
Land	$ 3,786	$ 2,998
Buildings	11,699	11,634
Furniture, fixtures and equipment	7,278	7,081
Construction in process	92	798
	22,855	22,511
Less: accumulated depreciation	10,317	9,619
Premises and equipment, net	$ 12,538	$ 12,892

Depreciation expense amounted to $716,000, $747,000and $798,000 for 2007, 2006, and 2005, respectively.

6. GOODWILL

A summary of goodwill is as follows (in thousands):

	December 31,
	2007	2006
Gross carrying amount	$ 9,385	$ 9,385
Less: accumulated amortization	780	780
Net carrying amount	$ 8,605	$ 8,605

The gross carrying amount of goodwill is tested for impairment on an annual basis. Based on the fair value of the reporting unit, estimated using the expected present value of future cash flows, no goodwill impairment loss was recognized in 2007, 2006 or 2005.

7. CORE DEPOSIT INTANGIBLE ASSETS

A summary of core deposit intangible assets is as follows (in thousands):

	December 31,
	2007	2006
Gross carrying amount	$ 3,553	$ 3,553
Less: accumulated amortization	3,265	3,121
Net carrying amount	$ 288	$ 432

Amortization expense amounted to $144,000, $252,000and $578,000 for 2007, 2006and 2005, respectively. The estimated amortization expense of intangible assets for each of the twosucceeding fiscal years is as follows (in thousands):

For the year ended December 31, 2008	$ 144
For the year ended December 31, 2009	144
Total	$ 288

8. DEPOSITS

Certificates of deposit of $100,000 or more amounted to $58,137,000 and $67,912,000 at December 31, 2007and 2006, respectively. Interest expense on certificates of deposit of $100,000 or more amounted to $2,864,000, $2,667,000 and $2,036,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Following are maturities of certificates of deposit as of December 31, 2007(in thousands):

2008	$ 109,178
2009	42,239
2010	33,780
2011	11,303
2012	17,240
Thereafter	2,088
Total certificates of deposit	$ 215,828

9. BORROWED FUNDS

	Securities
	Sold Under	Treasury					Total
	Agreements to	Direct	FHLB	Federal Funds	Notes	Term	Borrowed
(dollars in thousands)	Repurchase(a)	Investments(b)	Advances(c)	Line (d)	Payable(e)	Loans(f)	Funds
2007
Balance at December 31	$ 7,291	$ -	$ 13,857	$ -	$ 7,500	$ 51,700	$ 80,348
Highest balance at any month-end	9,737	3,400	40,979	10,000	7,500	52,700	124,316
Average balance	8,084	1,216	24,926	334	7,500	24,465	66,525
Weighted average interest rate:
Paid during the year	4.49%	4.85%	5.24%	4.92%	8.34%	4.86%	5.35%
As of year-end	3.70%	0.00%	3.81%	0.00%	7.79%	4.52%	4.61%
2006
Balance at December 31	$ 6,638	$ -	$ 45,637	$ -	$ 7,500	$ 16,000	$ 75,775
Highest balance at any month-end	9,531	2,470	45,637	5,000	7,500	19,000	89,138
Average balance	8,388	319	30,719	685	7,500	16,024	63,635
Weighted average interest rate:
Paid during the year	4.69%	4.68%	5.21%	4.98%	8.00%	3.79%	5.10%
As of year-end	4.83%	0.00%	5.41%	0.00%	8.16%	4.46%	5.42%
2005
Balance at December 31	$ 7,610	$ 606	$ 21,958	$ -	$ 7,500	$ 15,000	$ 52,674
Highest balance at any month-end	9,476	2,592	21,958	-	7,500	18,000	59,526
Average balance	8,320	244	10,024	260	7,500	15,545	41,893
Weighted average interest rate:
Paid during the year	3.63%	2.94%	3.37%	4.28%	6.17%	3.13%	3.32%
As of year-end	4.18%	3.84%	4.23%	0.00%	7.30%	3.24%	3.89%

(a) Securities sold under agreements to repurchase mature within 5 years. The carrying value of the underlying securities pledged at December 31, 2007and 2006was $12,465,000 and $10,943,000, respectively.

(b) Treasury Direct Investmentsconsist of notes issued under the U.S. Treasury Department’s program of investing the treasury tax and loan account balances in interest-bearing demand notes insured by depository institutions.  These notes bear interest at a rate of .25 percent less than the average Federal funds rate as computed by the Federal Reserve Bank.

(c) FHLB Advances consist of an “Open RepoPlus” agreement with the Federal Home Loan Bank of Pittsburgh. FHLB “Open RepoPlus” advances are short-term borrowings that bear interest based on the Federal Home Loan Bank discount rate or Federal Funds rate, whichever is higher.  The Company has a borrowing limit of $238,861,000, inclusiveof any outstanding advances.  Although no specific collateral is required to be pledged for the “Open RepoPlus” borrowings, FHLB advances are secured by a blanket security agreement that includes the Company’s FHLB stock, as well as investment and mortgage-backed securities held in safekeeping at the FHLB and certain residential mortgage loans.  At December 31, 2007and 2006, the approximate carrying value of the securities collateral was $74,453,000 and $76,526,000, respectively.

(d) Federal funds line consistsof an unsecured line from a third party bank.  These advances are short-term borrowings that bear interest at a rate .10 percent higher than the Federal funds rate as computed by the Federal Reserve Bank.  The Company has a borrowing limit of $10,000,000, inclusive of any outstanding balances.  No specific collateral is required to be pledged for these borrowings.

(e) In December 2003, the Company formed a special purpose entity (“Entity”) to issue $7,500,000 of floating rate obligated mandatory redeemable securities as part of a pooled offering.  The rate is determined quarterly and floats based on the 3 month LIBOR plus 2.80%.  At December 31, 2007and 2006, the rate was 7.79% and 8.16%, respectively.  The Entity may redeem them, in whole or in part, at face value after December 17, 2008, and on a quarterly basis thereafter.  The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable.  Debt issue costs of $75,000 have been capitalized and are being amortized through the first call date.  Under current accounting rules, the Company’s minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet.  The Entity is not consolidated as part of the Company’s consolidated financial statements.

(f) Term Loans consist of separate loans with a third party bank and the Federal Home Loan Bank of Pittsburgh as follows (in thousands):

		December 31,	December 31,
Interest Rate	Maturity	2007	2006
Variable:
(g)	April 30, 2008	$ -	$ -
Fixed:
3.69%	February 26, 2007	-	3,000
3.82%	January 10, 2008	3,000	3,000
4.07%	January 14, 2008	20,000	-
4.97%	March 3, 2008	2,500	-
4.97%	March 3, 2008	1,000	-
4.95%	March 26, 2008	2,000	2,000
5.22%	May 12, 2008	2,000	2,000
5.34%	July 14, 2008	2,000	2,000
4.99%	August 26, 2008	1,000	-
4.93%	August 27, 2008	1,200	-
4.88%	September 26, 2008	2,000	2,000
5.26%	January 20, 2009	5,000	-
3.99%	February 25, 2009	2,000	2,000
5.25%	April 20, 2009	5,000	-
3.80%	December 31, 2009	3,000	-
Total term loans		$ 51,700	$ 16,000

(g) Interest rate floats monthly based on the 1 month LIBOR +1.75%.  The interest rate was 6.45% and 7.07%at December 31, 2007and 2006, respectively.  This line of credit has a borrowing limit of $5.0 million and is renewable on an annual basis.

Following are maturities of borrowed funds as of December 31, 2007 (in thousands):

2008	$ 64,247
2009	15,436
2010	644
2011	21
2012	-
Total borrowed funds	$ 80,348

10. EMPLOYEE BENEFIT PLANS

Noncontributory Defined Benefit Pension Plan

The Bank sponsors a trusteed, noncontributory defined benefit pension plan covering substantially all employees and officers.  The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank and compensation rates near retirement. The Bank’s funding policy is to make annual contributions, if needed, based upon the funding formula developed by the plan’s actuary.

The plan was amended, effective January 1, 2008, to cease eligibility for employees with a hire date of January 1, 2008 or later.  In lieu of the pension plan, employees with a hire date of January 1, 2008 or later are eligible to receive, after meeting certain age and length of service requirements, an annual discretionary 401(k) plan contribution from the Bank equal to a percentage of an employee’s base compensation.  The contribution amount will be placed in a separate account within the 401(k) plan and will be subject to a vesting requirement.

The plan was also amended, effective January 1, 2008, for employees who are still eligible to participate.  The amended plan calls for benefits to be paid to eligible employees based primarily upon years of service with the Bank and compensation rates during employment.  Upon retirement or other termination of employment, employees can elect either an annuity benefit or a lump sum distribution of vested benefits in the plan.

The Company adopted the recognition provisions of Statement of Financial Accounting Standards (FAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plansand initially applied them to the funded status of its defined benefit pension plan as of December 31, 2006. The initial recognition of the funded status of its defined benefit pension plan resulted in a decrease in stockholders’ equity of $1,086,000, which was net of a tax benefit of $560,000.

The following table sets forth the incremental effect of applying FAS No. 158 on individual line items in the consolidated balance sheet at December 31, 2006 (in thousands):

	Before		After
	Application of		Application of
	FAS No. 158	Adjustments	FAS No. 158

Other assets	$ 9,335	$ 176	$ 9,511
Total assets	571,992	176	572,168
Other liabilities	2,829	1,262	4,091
Total liabilities	527,406	1,262	528,668
Accumulated other comprehensive loss	(651)	(1,086)	(1,737)
Total stockholders' equity	44,586	(1,086)	43,500
Total liabilities and stockholders' equity	571,992	176	572,168

The following table sets forth the obligation and funded status as of December 31 (in thousands):

	2007	2006

Change in benefit obligation
Benefit obligation at beginning of year	$7,102	$6,165
Service cost	421	388
Interest cost	407	363
Amendments	(601)	-
Actuarial (Gain) / Loss	(137)	352
Benefits paid	(176)	(166)
Benefit obligation at end of year	7,016	7,102

Change in plan assets
Fair value of plan assets at beginning of year	5,796	4,921
Actual return on plan assets	409	597
Employer contribution	284	444
Benefits paid	(176)	(166)
Fair value of plan assets at end of year	6,313	5,796

Funded status	$(703)	$(1,306)

Amounts not yet recognized as a component of net periodic pension cost (in thousands):

Amounts recognized in accumulated other
comprehensive loss consists of:
Net loss	$1,463	$1,615
Prior service cost	(570)	29
Total	$893	$1,644

The accumulated benefit obligation for the defined benefit pension plan was $6,508,000 and $5,605,000 at December 31, 2007and 2006, respectively.  Information where the accumulated benefit obligation is in excess of plan assets at December 31 is as follows (in thousands):

2007
Projected benefit obligation	$7,016
Accumulated benefit obligation	6,508
Fair value of plan assets	6,313

The components of net periodic benefit costs for the periods ending December 31 are as follows (in thousands):

	2007	2006	2005

Service cost	$421	$388	$361
Interest cost	407	363	325
Return on plan assets	(468)	(395)	(376)
Net amortization and deferral	73	86	59
Net periodic benefit cost	$433	$442	$369

The estimated net loss and prior service cost (benefit) that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost in 2008 is $60,300 and $(42,600), respectively.

The weighted-average assumptions used to determine benefit obligations at December 31:

	2007	2006

Discount rate	6.00%	5.75%
Rate of compensation increase	3.25%	3.25%

The weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31:

	2007	2006	2005

Discount rate	5.75%	5.75%	5.75%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.25%	3.25%	3.00%

The long-term rate of return on plan assets gives consideration to returns currently being earned on plan assets as well as future rates expected to be earned.  The investment objective is to maximize total return consistent with the interests of the participants and beneficiaries, and prudent investment management.  The allocation of the pension plan assets is determined on the basis of sound economic principles and is continually reviewed in light of changes in market conditions.  Asset allocation favors equity securities, with a target allocation of 50-70%.  The target allocation for debt securities is 30-50%.  The Bank’s pension plan weighted-average asset allocations at December 31, 2007and 2006, by asset category are summarized below.  At December 31, 2007, the pension plan had a temporary, large cash and money market position.  These funds were accumulated to re-allocate the equity portfolio for diversification purposes and reduce risk in the total portfolio.

Asset category:	2007	2006

Equity securities	64.6%	67.2%
Debt securities	16.3	23.3
Cash and money market deposits	19.1	9.5
Total	100.0%	100.0%

Equity securities include the Company’s common stock in the amounts of $220,900 (3.5% of total plan assets) and $230,000 (4.0% of total plan assets) at December 31, 2007and 2006, respectively.

The Bank expects to contribute $403,000 to its pension plan in 2008.  Expected future benefit payments that the Bank estimates from its pension plan are as follows(in thousands):

2008	$ 465
2009	317
2010	662
2011	248
2012	367
2013 - 2017	2,430

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $196,000 and $187,000 for 2007 and 2006, respectively.

The plan was amended, effective January 1, 2008.  For employees hired prior to January 1, 2008, the Company’s contributions are no longer required, but are dependent upon the contributions of the eligible employees. For employees hired January 1, and after, employees are eligible to receive, after meeting certain age and length of service requirements, an annual discretionary 401(k) plan contribution from the Bank equal to a percentage of an employee’s base compensation.  The contribution amount will be placed in a separate account within the 401(k) plan and will be subject to a vesting requirement.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  Amounts included in interest expense onthe deferred amounts totaled $47,000, $44,000 and $35,000 for the years ended December 31, 2007, 2006and 2005, respectively.

2006 Restricted Stock Plan

Effective April 18, 2006, shareholders of the Company approved the 2006 Restricted Stock Plan (the Plan).  Employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  100,000 shares of the Company’s common stock have been authorized under the Plan, which terminates April 18, 2016.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

During 2007, 3,414 shares of restricted stock were awarded and 291 shares vested.  Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $23,000, $0 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively.

11. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Currently payable	$ 1,718	$ 1,348	$ 1,410
Deferred tax liability	54	109	256
Provision for income taxes	$ 1,772	$ 1,457	$ 1,666

The following temporary differences gave rise to the net deferred tax assets at December 31, 2007and 2006(in thousands):

	2007	2006
Deferred tax assets:
Allowance for loan losses	$ 1,352	$ 1,187
Deferred compensation	584	574
Merger & acquisition costs	42	45
Allowance for losses on available-for-sale securities	191	191
Pension obligation	239	444
Unrealized losses on available-for-sale securities	-	336
Less: valuation allowance	(191)	(182)
Total	$ 2,217	$ 2,595

Deferred tax liabilities:
Premises and equipment	$ (195)	$ (238)
Investment securities accretion	(83)	(34)
Loan fees and costs	(133)	(110)
Goodwill and core deposit intangibles	(660)	(419)
Low income housing tax credits	(34)	(36)
Mortgage servicing rights	(59)	(60)
Unrealized gains on available-for-sale securities	(133)	-
Total	(1,297)	(897)
Deferred tax asset, net	$ 920	$ 1,698

At December 31, 2007 and 2006, the valuation allowancewas $191,000 and $182,000, respectively.  The allowance is for certain unrealized losses on available-for-sale securities.  As of December 31, 2007 and 2006, the Company didnot have sufficient unrealized capital gains available to utilize the unrealized loss recognized on these securities.

The total provision for income taxes is different from that computed at the statutory rates due to the following items (in thousands):

	Year Ended December 31,
	2007	2006	2005
Provision at statutory rates on
pre-tax income	$ 2,892	$ 2,462	$ 2,347
Effect of tax-exempt income	(961)	(913)	(748)
Low income housing tax credits	(187)	(130)	(130)
Bank owned life insurance	(113)	(103)	(100)
Nondeductible interest	133	118	75
Valuation allowance	9	-	182
Other items	(1)	23	40
Provision for income taxes	$ 1,772	$ 1,457	$ 1,666
Statutory tax rates	34%	34%	34%
Effective tax rates	20.8%	20.1%	24.1%

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109, effective January 1, 2007. FIN No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FIN No. 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN No. 48 did not have a significant impact on the Company’s financial statements.

12. RELATED PARTY TRANSACTIONS

Certain executive officers, corporate directors or companies in which they have 10 percent or more beneficial ownership were indebted to the Bank. Such loans were made in the ordinary course of business at the Bank’s normal credit terms and do not present more than a normal risk of collection.  A summary of loan activity for 2007 and 2006 with officers, directors, stockholders and associates of such persons is listed below (in thousands):

	Year Ended December 31,
	2007	2006
Balance, beginning of year	$ 2,737	$ 2,464
New loans	923	1,209
Repayments	(832)	(936)
Balance, end of year	$ 2,828	$ 2,737

13. REGULATORY MATTERS

Dividend Restrictions:

The approval of the Comptroller of the Currency is required for a national bank to pay dividends up to the Company if the total of all dividends declared in any calendar year exceeds the Bank’s net income (as defined) for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2007without approval of the Comptroller of the Currency of approximately $7,423,000, plus the Bank’s net income for 2008.

Loans:

The Bank is subject to regulatory restrictions which limit its ability to loan funds to the Company.  At December 31, 2007, the regulatory lending limit amounted to approximately $5,436,000.

Regulatory Capital Requirements:

Federal regulations require the Company and the Bank to maintain minimum amounts of capital. Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total and Tier I capital to risk-weighted assets and of Tier I capital to average total assets.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (FDICIA) established five capital categories ranging from “well capitalized” to “critically under-capitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized”, it would become subject to a series of increasingly restrictive regulatory actions.

As of December 31, 2007and 2006, the Federal Reserve Board categorized the Company and the Office of the Comptroller of the Currency categorized the Bank as well capitalized, under the regulatory framework for prompt corrective action.  To be categorized as a well capitalized financial institution, Total risk-based, Tier I risk-based and Tier I leverage capital ratios must be at least 10%, 6% and 5%, respectively.

The following table reflects the Company’s capital ratios at December 31 (dollars in thousands):

	2007		2006
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)

Company	$ 51,320	13.00%	$ 47,604	12.59%
For capital adequacy purposes	31,576	8.00%	30,252	8.00%
To be well capitalized	39,470	10.00%	37,815	10.00%

Tier I capital (to risk weighted assets)

Company	$ 47,124	11.94%	$ 43,684	11.55%
For capital adequacy purposes	15,788	4.00%	15,126	4.00%
To be well capitalized	23,682	6.00%	22,689	6.00%

Tier I capital (to average assets)

Company	$ 47,124	8.20%	$ 43,684	7.82%
For capital adequacy purposes	22,979	4.00%	22,355	4.00%
To be well capitalized	28,723	5.00%	27,944	5.00%

The following table reflects the Bank’scapital ratios at December 31 (dollars in thousands):

	2007		2006
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)

Bank	$ 45,456	11.53%	$ 41,249	10.93%
For capital adequacy purposes	31,531	8.00%	30,200	8.00%
To be well capitalized	39,413	10.00%	37,750	10.00%

Tier I capital (to risk weighted assets)

Bank	$ 41,260	10.47%	$ 37,330	9.89%
For capital adequacy purposes	15,765	4.00%	15,100	4.00%
To be well capitalized	23,648	6.00%	22,650	6.00%

Tier I capital (to average assets)

Bank	$ 41,260	7.19%	$ 37,330	6.68%
For capital adequacy purposes	22,959	4.00%	22,373	4.00%
To be well capitalized	28,699	5.00%	27,966	5.00%

This annual report has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

14. OFF-BALANCE-SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate or liquidity risk in excess of the amount recognized in the consolidated balance sheet.

The Company’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments,whose contract amounts represent credit risk at December 31, 2007and 2006, are as follows (in thousands):

	2007	2006
Commitments to extend credit	$67,881	$59,856
Standby letters of credit	2,419	2,071

Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company on extension of credit is based on management’s credit assessment of the counter party.

Standby letters of credit are conditional commitments issued by the Company to guarantee a financial agreement between a customer and a third party.  Performance letters of credit represent conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  These instruments are issued primarily to support bid or performance related contracts.  The coverage period for these instruments is typically a one-year period with an annual renewal option subject to prior approval by management.  Fees earned from the issuance of these letters are recognized duringthe coverage period.  For secured letters of credit, the collateral is typically Bank deposit instruments or customer business assets.

15. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31,
	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 10,389	$ 10,389	$ 10,015	$ 10,015
Available-for-sale securities	120,802	120,802	109,743	109,743
Net loans	419,182	428,240	410,897	413,498
Bank owned life insurance	8,378	8,378	8,047	8,047
Regulatory stock	4,809	4,809	3,996	3,996
Accrued interest receivable	2,522	2,522	2,458	2,458

Financial liabilities:
Deposits	$ 456,028	$ 457,425	$ 446,515	$ 443,208
Borrowed funds	80,348	79,357	75,775	75,232
Accrued interest payable	2,199	2,199	2,287	2,287

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions can significantly affect the estimates.

Estimated fair values have been determined by the Company using historical data, as generally provided in the Company’s regulatory reports, and an estimation methodology suitable for each category of financial instruments. The Company’s fair value estimates, methods and assumptions are set forth below for the Company’s other financial instruments.

Cash and Cash Equivalents:

The carrying amounts for cash and due from banks approximate fair value because they mature within one year and do not present unanticipated credit concerns.

Accrued Interest Receivable and Payable:

The carrying amounts for accrued interest receivable and payable approximate fair value because they are generally received or paid in 90 days or less and do not present unanticipated credit concerns.

Available-For-SaleSecurities:

The fair values of available-for-sale securitiesare based on quoted market prices as of the balance sheet date.  For certain instruments, fair value is estimated by obtaining quotes from independent dealers.

Loans:

Fair values are estimated for portfolios of loans with similar financial characteristics. The fair value of performing loans has been estimated by discounting expected future cash flows. The discount rate used in these calculations is derived from the Treasury yield curve adjusted for credit quality, operating expense and prepayment option price, and is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company’s historical experience with repayments for each loan classification, modified as required by an estimate of the effect of current economic and lending conditions.

Fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

Bank Owned Life Insurance:

The carrying value of bank owned life insurance approximates fair value based on applicable redemption provisions.

Regulatory Stock:

The carrying value of regulatory stock approximates fair value based on applicable redemption provisions.

Deposits:

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and NOW accounts, and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

The deposits’ fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

Borrowed Funds:

Rates available to the Company for borrowed funds with similar terms and remaining maturities are used to estimate the fair value of borrowed funds.

16. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED BALANCE SHEET

	December 31,
(in thousands)	2007	2006
Assets:
Cash	$ 5,117	$ 5,798
Investment in subsidiary:
First Citizens National Bank	50,164	44,644
Other assets	771	653
Total assets	$ 56,052	$ 51,095

Liabilities:
Other liabilities	$ 24	$ 95
Borrowed funds	7,500	7,500
Total liabilities	7,524	7,595
Stockholders' equity	48,528	43,500
Total liabilities and stockholders' equity	$ 56,052	$ 51,095

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED STATEMENT OF INCOME
	Year Ended December 31,
(in thousands)	2007	2006	2005
Dividends from:
Bank subsidiary	$ 3,175	$ 3,038	$ 2,825
Available-for-sale securities	12	2	-
Total income	3,187	3,040	2,825
Expenses	563	551	470
Income before equity
in undistributed earnings
of subsidiary	2,624	2,489	2,355
Equity in undistributed
earnings - First Citizens National Bank	4,112	3,311	2,919
Net income	$ 6,736	$ 5,800	$ 5,274

CITIZENS FINANCIAL SERVICES, INC.
STATEMENT OF CASH FLOWS
	Year Ended December 31,
(in thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$ 6,736	$ 5,800	$ 5,274
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(4,112)	(3,311)	(2,919)
Other, net	18	(18)	(11)
Net cash provided by operating activities	2,642	2,471	2,344
Cash flows from investing activities:
Purchases of available-for-sale securities	(226)	(104)	-
Net cash used in investing activities	(226)	(104)	-
Cash flows from financing activities:
Cash dividends paid	(2,550)	(2,442)	(2,335)
Purchase of treasury stock	(567)	(1,222)	(463)
Stock awards	20	-	-
Net cash used in financing activities	(3,097)	(3,664)	(2,798)
Net decrease in cash	(681)	(1,297)	(454)
Cash at beginning of year	5,798	7,095	7,549
Cash at end of year	$ 5,117	$ 5,798	$ 7,095

17. CONSOLIDATED CONDENSED QUARTERLY DATA(UNAUDITED)

(in thousands, except share data)		Three Months Ended,
2007	Mar 31	Jun 30	Sep 30	Dec 31
Interest income	$ 8,686	$ 8,899	$ 9,179	$ 9,260
Interest expense	4,235	4,236	4,294	4,157
Net interest income	4,451	4,663	4,885	5,103
Provision for loan losses	120	45	60	140
Non-interest income	1,127	1,591	1,154	1,242
Investment securities gains (losses), net	-	-	24	(53)
Non-interest expenses	3,778	3,956	3,788	3,792
Income before provision for income taxes	1,680	2,253	2,215	2,360
Provision for income taxes	300	493	461	518
Net income	$ 1,380	$ 1,760	$ 1,754	$ 1,842
Earnings Per Share	$ 0.48	$ 0.62	$ 0.62	$ 0.65

		Three Months Ended,
2006	Mar 31	Jun 30	Sep 30	Dec 31
Interest income	$ 7,631	$ 8,076	$ 8,383	$ 8,761
Interest expense	3,264	3,598	3,916	4,175
Net interest income	4,367	4,478	4,467	4,586
Provision for loan losses	60	60	105	105
Non-interest income	1,138	1,186	1,208	1,180
Investment securities gains (losses), net	(6)	5	5	-
Non-interest expenses	3,891	3,737	3,698	3,701
Income before provision for income taxes	1,548	1,872	1,877	1,960
Provision for income taxes	272	386	329	470
Net income	$ 1,276	$ 1,486	$ 1,548	$ 1,490
Earnings Per Share	$ 0.44	$ 0.52	$ 0.54	$ 0.52

18. ACQUISITIONS

On December 17, 2005, the Bank acquired the Hannibal branch of the Fulton Savings Bank located in Hannibal, New York.  Simultaneous with the purchase, the branch was closed and relocated to Wellsville, New York.  The acquisition included retail deposits of $425,000 and certain fixed assets.  Costs associated with this purchase totaled $240,000.  The consolidated operating results include these expenses as well as operations of the de novo office in Wellsville from the date of start-up.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Citizens Financial Services, Inc.

We have audited the consolidated balance sheet of Citizens Financial Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Financial Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ S.R. Snodgrass, A.C.
By: S.R. Snodgrass, A.C.
Wexford, Pennsylvania
(External Auditor)

Date: March 5, 2008

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course by management or employees in the normal course of performing their assigned functions.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Randall E. Black
By: Randall E. Black
President
(Principal Executive Officer)

Date: March 6, 2008

/s/ Mickey L. Jones
By: Mickey L. Jones
Treasurer
(Principal Financial & Accounting Officer)

Date: March 6, 2008

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T) – CONTROLS AND PROCEDURES.

(a)	Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting is incorporated herein by reference to Item 8 - the Company’s audited Consolidated Financial Statements in this Annual Report on Form 10-K

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION.

    None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

            For information relating to the directors of the Company, the section captioned “Proposal 1. Election of Directors”in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

            For information relating to officers of the Company, the section captioned “Proposal 1. Election of Directors”in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

            For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference.

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

Corporate Governance

            For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors”in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

ITEM 11 – EXECUTIVE COMPENSATION

Executive Compensation

            For information regarding executive compensation, the sections captioned “Executive and Director Compensation” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)
Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership”in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

(b)
Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership”in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

                 (d)  Equity Compensation Plan Information

The following table sets forth information as of December 31, 2007 about Company common stock that may be issued under the Company’s 2006 Restricted Stock Plan.  The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders			96,586

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total			96,586

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

            For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers - Transactions with Management”in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

Director Independence

            For information regarding director independence, the section captioned “Corporate Governance – Director Independence”in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses the section captioned “Proposal 2. Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  The following documents are filed as a part of this report:

    1.  The following financial statements are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2007 and 2006
Consolidated Statement of Income for the Years Ended December 31, 2007, 2006 and 2005
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2007, 2006 and2005
Consolidated Statement of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

    2.  All financial statement schedules are omitted because the required information is either not applicable, not required or isshown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection(a)(1) of this item.

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

(b) See Item 15(a)(3).

(c) None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Financial Services, Inc.

(Registrant)

/s/ Randall E. Black
By: Randall E. Black
President
(Principal Executive Officer)

Date: March 6, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Capacity	Date
/s/ Randall E. Black Randall E. Black, President, Director (Principal Executive Officer)	March 6, 2008
/s/ Carol J. Tama Carol J. Tama, Director	March 6, 2008
/s/ R. Lowell Coolidge R. Lowell Coolidge, Director	March 6, 2008
/s/ Rudolph J. van der Hiel Rudolph J. van der Hiel, Director	March 6, 2008
/s/ Robert W. Chappell Robert W. Chappell, Director	March 6, 2008
/s/ Mark L. Dalton Mark L. Dalton, Director	March 6, 2008
/s/ R. Joseph Landy R. Joseph Landy, Director	March 6, 2008
/s/ Roger C. Graham, Jr. Roger C. Graham, Director	March 6, 2008
/s/ E. Gene Kosa E. Gene Kosa, Director	March 6, 2008
/s/ Rinaldo A. DePaola Rinaldo A. DePaola, Director	March 6, 2008
/s/ Mickey L. Jones Mickey L. Jones, Treasurer (Principal Financial & Accounting Officer)	March 6, 2008