Form 10-Q
period 2008-03-31
CITIZENS FINANCIAL SERVICES INC
filed 2008-05-08
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  (See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.)

Large accelerated filer ____                                                                                                            Accelerated filer ____

Non-accelerated filer ____                                                                                                 Smaller reporting company __X__
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes____ No __X__

The number of shares, as of May 5, 2008, was 2,830,931 shares of the Registrant’s Common Stock, par value $1.00.

Citizens Financial Services, Inc.
Form 10-Q

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31	December 31
(in thousands except share data)	2008	2007
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 12,261	$ 10,374
Interest-bearing	-	15
Total cash and cash equivalents	12,261	10,389

Available-for-sale securities	126,064	120,802

Loans (net of allowance for loan losses:
2008, $4,305 and 2007, $4,197)	420,918	419,182

Premises and equipment	12,408	12,538
Accrued interest receivable	2,755	2,522
Goodwill	8,605	8,605
Bank owned life insurance	8,463	8,378
Other assets	8,893	8,613

TOTAL ASSETS	$ 600,367	$ 591,029

LIABILITIES:
Deposits:
Noninterest-bearing	$ 54,812	$ 50,944
Interest-bearing	404,790	405,084
Total deposits	459,602	456,028
Borrowed funds	83,994	80,348
Accrued interest payable	1,939	2,199
Other liabilities	4,243	3,926
TOTAL LIABILITIES	549,778	542,501
STOCKHOLDERS' EQUITY:
Common stock
$1.00 par value; authorized 10,000,000 shares;
issued 3,020,538 shares at March 31, 2008 and December 31, 2007, respectively	3,020	3,020
Additional paid-in capital	12,511	12,511
Retained earnings	38,961	37,590
Accumulated other comprehensive income (loss)	355	(348)
Unearned restricted stock, at cost:
3,149 shares at March 31, 2008 and December 31, 2007	(72)	(72)
Treasury stock, at cost: 195,500 shares at March 31, 2008
and 194,883 shares at December 31, 2007	(4,186)	(4,173)
TOTAL STOCKHOLDERS' EQUITY	50,589	48,528
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 600,367	$ 591,029

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended
	March 31,
(in thousands, except per share data)	2008	2007
INTEREST INCOME:
Interest and fees on loans	$ 7,664	$ 7,357
Investment securities:
Taxable	1,123	1,014
Nontaxable	336	224
Dividends	85	91
TOTAL INTEREST INCOME	9,208	8,686
INTEREST EXPENSE:
Deposits	2,943	3,309
Borrowed funds	857	926
TOTAL INTEREST EXPENSE	3,800	4,235
NET INTEREST INCOME	5,408	4,451
Provision for loan losses	120	120
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,288	4,331
NON-INTEREST INCOME:
Service charges	776	748
Trust	167	138
Brokerage and insurance	44	19
Earnings on bank owned life insurance	85	79
Other	137	143
TOTAL NON-INTEREST INCOME	1,209	1,127
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,156	2,093
Occupancy	314	301
Furniture and equipment	133	128
Professional fees	181	165
Other	1,131	1,091
TOTAL NON-INTEREST EXPENSES	3,915	3,778
Income before provision for income taxes	2,582	1,680
Provision for income taxes	561	300
NET INCOME	$ 2,021	$ 1,380

Earnings Per Share	$ 0.72	$ 0.48
Cash Dividends Paid	$ 0.23	$ 0.22

Weighted average number of shares outstanding	2,825,529	2,847,416

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended
	March 31
(in thousands)		2008		2007
Net income		$ 2,021		$ 1,380
Other comprehensive income:
Unrealized gains on available for sale securities	1,065		200
Other comprehensive income, before tax		1,065		200
Income tax expense related to other comprehensive income		362		68
Other comprehensive income, net of tax		703		132
Comprehensive income		$ 2,724		$ 1,512

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Three Months Ended
	March 31,
(in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,021	$ 1,380
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	120	120
Depreciation and amortization	172	194
Amortization and accretion of investment securities	9	52
Deferred income taxes	31	13
Earnings on bank owned life insurance	(85)	(79)
Originations of loans held for sale	(1,827)	(1,377)
Proceeds from sales of loans held for sale	1,849	1,395
Gain on sale of foreclosed assets held for sale	-	(23)
Increase in accrued interest receivable	(233)	(119)
Decrease in accrued interest payable	(260)	(120)
Other, net	(2)	(151)
Net cash provided by operating activities	1,795	1,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from maturity and principal repayments of securities	3,413	2,653
Purchase of securities	(7,619)	(2,082)
Proceeds from redemption of Regulatory Stock	1,609	473
Purchase of Regulatory Stock	(2,027)	(80)
Net (increase) decrease in loans	(1,806)	2,519
Purchase of premises and equipment	(50)	(188)
Proceeds from sale of foreclosed assets held for sale	-	80
Net cash (used in) provided by investing activities	(6,480)	3,375

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	3,574	10,533
Proceeds from long-term borrowings	4,021	5,706
Repayments of long-term borrowings	(8,514)	(3,000)
Net increase (decrease) in short-term borrowed funds	8,139	(19,795)
Purchase of Treasury Stock	(13)	(6)
Dividends paid	(650)	(620)
Net cash provided by (used in) financing activities	6,557	(7,182)

Net increase (decrease) in cash and cash equivalents	1,872	(2,522)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,389	10,015
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 12,261	$ 7,493

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 4,060	$ 4,355

Income taxes paid	$ 150	$ -

Loans transferred to foreclosed property	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

Citizens Financial Services, Inc., (individually and collectively with its direct and indirect subsidiaries, the “Company”) is a Pennsylvania corporation organized as the holding company of its wholly owned subsidiary, First Citizens National Bank (the “Bank”), and the Bank’s subsidiary, First Citizens Insurance Agency, Inc. (“First Citizens Insurance”).  All material inter-company balances and transactions have been eliminated in consolidation.

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

In the opinion of management of the Company, the accompanying interim financial statements for the quarters ended March 31, 2008 and 2007 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the three-month period ended March 31, 2008 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report to shareholders on Form 10-K for the year ended December 31, 2007.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share.  Earnings per share calculations give retroactive effect to stock dividends declared by the Company.  The Company has no dilutive securities.

	Three months ended
	March 31,
	2008	2007

Net income applicable to common stock	$2,021,000	$1,380,000
Weighted average common shares outstanding	2,825,529	2,847,416

Earnings per share	$0.72	$0.48

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of tax-exempt income earned from state and municipal securities and loans and investments in tax credits.

Note 4 - Employee Benefit Plans

For a detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 10 of the Company's Consolidated Financial Statements included in the 2007 Annual Report on Form 10-K.

Defined Benefit Plan

The Bank sponsors a noncontributory defined benefit pension plan covering substantially all employees and officers.  The Bank’s funding policy is to make annual contributions, if needed, based upon the funding formula developed by the plan’s actuary.

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

The following sets forth the components of net periodic benefit costs of the noncontributory defined benefit plan for the three months ended March 31, 2008 and 2007, respectively (in thousands):

	Pension Benefits

	2008	2007
Service cost	$ 102	$ 104
Interest cost	99	99
Expected return on plan assets	(113)	(107)
Net amortization and deferral	17	24

Net periodic benefit cost	$ 105	$ 120

 The Company expects to contribute $403,000 to its noncontributory defined benefit pension plan in 2008.  As of March 31, 2008, the Company has contributed $85,798.

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  The plan was amended, effective January 1, 2008.  The Company’s contributions are no longer required, but are dependent upon the contributions of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $50,800 and $53,500 for the three months ended March 31, 2008 and 2007, respectively.

Note 5 – Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. SFAS No. 157 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by SFAS No. 157 hierarchy are as follows:

Level I:	Quoted prices are available in active markets for identical assets or liabilities as of the reported date.
Level II:
Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reported date. The nature of these assets and liabilities include items for which quoted prices are available but traded less frequently, and items that are fair valued using other financial instruments, the parameters of which can be directly observed.

Level III:
Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of March 31, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
(In thousands)	March 31, 2008
	Level 1	Level II	Level III	Total
Assets:
Securities available for sale	$ 381	$ 125,683	$ -	$126,064

Note 6 – Recent Accounting Pronouncements

    In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company is currently evaluating the impact the adoption of this standard will have on the Company’s results of operations.

    In December 2007, the FASB issued FAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.  FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.   FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company is currently evaluating the impact the adoption of this standard will have on the Company’s results of operations.

    In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.  EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified non-vested shares, (b) dividend equivalents on equity-classified non-vested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS No. 123R, Share-Based Payment, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified non-vested equity shares, non-vested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital.  EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of this standard will have on the Company’s results of operations.

    In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, to require enhanced disclosures about derivative instruments and hedging activities. The new standard has revised financial reporting for derivative instruments and hedging activities by requiring more transparency about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  FAS No. 161 requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also requires entities to provide more information about their liquidity by requiring disclosure of derivative features that are credit risk-related. Further, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encourage.  The Company is currently evaluating the impact the adoption of this standard will have on the Company’s results of operations.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Forward-looking statements may prove inaccurate. We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of Citizens Financial Services, Inc., First Citizens National Bank, First Citizens Insurance Agency, Inc. or the combined Company. When we use words such as “believes,” “expects,” “anticipates,” or similar expressions, we are making forward-looking statements.  For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements.  The Company would like to caution readers that the following important factors, among others, may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement:

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

•	It could take us longer than we anticipate to implement strategic initiatives designed to increase revenues or manage expenses, or we may not be able to implement those initiatives at all.
•	Acquisitions and dispositions of assets could affect us in ways that management has not anticipated.
•	We may become subject to new legal obligations or the resolution of litigation may have a negative effect on our financial condition.
•	We may become subject to new and unanticipated accounting, tax, or regulatory practices, regulations or requirements, including the costs of compliance with such changes.
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

       Additional factors that may affect our results are discussed in the Company’s Annual Report on Form 10-K under “Item 1.A/ Risk Factors.”  Except as required by applicable law and regulation, we assume no obligation to update or revise any forward-looking statements after the date on which they are made.

Introduction

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the Company.  Our Company's consolidated financial condition and results of operations consist almost entirely of the Bank’s financial conditions and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results you may expect for the full year.

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

Readers should carefully review the risk factors described in other documents our Company files from time to time with the Securities and Exchange Commission, including the Annual Report for the year ended December 31, 2007, filed by our Company and any current reports on Form 8-K filed by us.

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

Trust and Investment Services

Our Investment and Trust Services Department is committed to helping our customers meet their financial goals.  The Trust Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in the Company’s financial statements.  As of March 31, 2008 and December 31, 2007, the Trust Department had $91.4 million and $94.4 million of assets under management, respectively.  The $3.0 million decrease is primarily attributable to a decline in the market value of trust assets related to interest rate changes since the end of 2007.

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

Results of Operations

Overview of the Income Statement

        The Company had net income of $2,021,000 for the first three months of 2008 compared with earnings of $1,380,000 for last year’s comparable period, an increase of $641,000 or 46.4%. Earnings per share for the first three months of 2008 were $0.72, compared to $.48 last year representing a 50.0% increase.  Annualized return on assets and return on equity for the three months of 2008 were 1.36% and 16.32%, respectively, compared with .96% and 12.10% for last year’s comparable period.

Net Interest Income

Net interest income, the most significant component of earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income, for the first quarter of 2008, was $5,408,000, an increase of $957,000, compared to the same period in 2007.  For the first three months of 2008, the provision for loan losses totaled $120,000, the same as 2007.  Consequently, net interest income after the provision for loan losses was $5,288,000, an increase of 22.1% over the first three months of 2007.

The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created:

	Analysis of Average Balances and Interest Rates (1)

	March 31, 2008			March 31, 2007
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	1	-	2.01	4	-	4.75
Total short-term investments	1	-	2.01	4	-	4.75
Investment securities:
Taxable	94,275	1,218	5.17	92,595	1,116	4.82
Tax-exempt (3)	33,147	510	6.15	22,584	339	6.00
Total investment securities	127,422	1,728	5.42	115,179	1,455	5.05
Loans:
Residential mortgage loans	213,545	3,947	7.43	212,381	3,835	7.32
Commercial & farm loans	154,332	2,950	7.69	145,065	2,791	7.80
Loans to state & political subdivisions	45,080	711	6.34	45,021	671	6.04
Other loans	12,486	286	9.18	12,138	276	9.22
Loans, net of discount (2)(3)(4)	425,443	7,894	7.46	414,605	7,573	7.41
Total interest-earning assets	552,866	9,622	7.00	529,788	9,028	6.91
Cash and due from banks	8,886			9,096
Bank premises and equipment	12,497			12,953
Other assets	18,694			19,147
Total non-interest earning assets	40,077			41,196
Total assets	592,943			570,984
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	98,474	394	1.61	85,225	424	2.02
Savings accounts	38,899	36	0.37	37,948	32	0.34
Money market accounts	46,538	291	2.51	48,372	436	3.66
Certificates of deposit	221,051	2,222	4.04	233,551	2,417	4.20
Total interest-bearing deposits	404,962	2,943	2.92	405,096	3,309	3.31
Other borrowed funds	82,796	857	4.16	67,594	926	5.56
Total interest-bearing liabilities	487,758	3,800	3.13	472,690	4,235	3.63
Demand deposits	49,568			47,580
Other liabilities	6,092			6,216
Total non-interest-bearing liabilities	55,660			53,796
Stockholders' equity	49,525			44,498
Total liabilities & stockholders' equity	592,943			570,984
Net interest income		5,822			4,793
Net interest spread (5)			3.87%			3.28%
Net interest income as a percentage
of average interest-earning assets			4.24%			3.67%
Ratio of interest-earning assets
to interest-bearing liabilities			1.13			1.12

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ending March 31, 2008 and 2007:

	For the Three Months
	Ended March 31
	2008	2007
Interest and dividend income
from investment securities (non-tax adjusted)	$ 1,544	$ 1,329
Tax equivalent adjustment	184	126
Interest and dividend income
from investment securities (tax equivalent basis)	$ 1,728	$ 1,455

Interest and fees on loans (non-tax adjusted)	$ 7,664	$ 7,357
Tax equivalent adjustment	230	216
Interest and fees on loans (tax equivalent basis)	$ 7,894	$ 7,573

Total interest income	$ 9,208	$ 8,686
Total interest expense	3,800	4,235
Net interest income	5,408	4,451
Total tax equivalent adjustment	414	342
Net interest income (tax equivalent basis)	$ 5,822	$ 4,793

            The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense.

	2008 vs. 2007 (1)
	Change in	Change	Total
	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ -	$ -	$ -
Investment securities:
Taxable	21	81	102
Tax-exempt	162	9	171
Total investments	183	90	273
Loans:
Residential mortgage loans	30	82	112
Commercial & farm loans	207	(48)	159
Loans to state & political subdivisions	1	39	40
Other loans	10	-	10
Total loans, net of discount	248	73	321
Total Interest Income	431	163	594
Interest Expense:
Interest-bearing deposits:
NOW accounts	99	(129)	(30)
Savings accounts	1	3	4
Money Market accounts	(16)	(129)	(145)
Certificates of deposit	(116)	(79)	(195)
Total interest-bearing deposits	(32)	(334)	(366)
Other borrowed funds	607	(676)	(69)
Total interest expense	575	(1,010)	(435)
Net interest income	$ (144)	$ 1,173	$ 1,029

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

As can be seen from the preceding tables, our net interest spread improved from 3.28% for the three months ended March 31, 2007 to 3.87% for the same period in 2008.  Since August 2007, the Federal Reserve has cut the Fed Funds rate by 300 basis points, the largest decline in a 26 week period since 1985.  During this time, the yield curve has become relatively normal.  For the quarter ended March 31, 2008, the rate cuts had a positive impact on the Company by decreasing our short-term cost of funds more than the decrease in interest income earned on shorter term interest earning assets.  As such, the Bank’s interest margin has continued to improve.  Management continues to review various pricing and investment strategies in an attempt to maintain or improve upon our current interest margin.  Low cost core deposits continue to be our focus and are essential in improving the interest margin going forward.

Tax equivalent net interest income rose from $4,702,000 in 2006 to $4,793,000 in 2007, and increased to $5,822,000, in 2008. In the period ending March 31, 2008, net interest income increased a total of $1,029,000 on a tax equivalent basis over the same period in 2007.  Total interest income increased $594,000.  Of this, $431,000 was due to volume as interest earning assets increased $23.1 million.  $163,000 of the increase in interest income was due to rate as the yield on interest earning assets increased 9 basis points from 6.91% to 7.00%.

Total interest expense decreased $435,000 for the three months ended March 31, 2008 compared with last year.  Comparing the first quarter of 2008 with 2007, the average interest rate on interest-bearing liabilities decreased 50 basis points, from 3.63% to 3.13%.  This had the effect of decreasing interest expense by $1,010,000.  The actions of the Federal Reserve to decrease rates, as mentioned above, had the effect of decreasing our short-term borrowing costs as well as rates on deposit products, including shorter-term certificates of deposit and rate sensitive NOW and money market accounts.   Offsetting this, interest-bearing liabilities increased $15.1 million resulting in an increase of $575,000.

Provision For Loan Losses

            For the three-month period ending March 31, 2008, we provided $120,000 to the provision as a result of our quarterly review of the allowance for loan losses. The provision equaled what was provided for the same time period in 2007. Management's quarterly review of the allowance for loan losses is based on the following information: migration analysis of delinquent and non-accrual loans, impaired loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative adjustments, actual and expected loan growth and peer comparisons (see also “Financial Condition – Allowance for Loan Losses).

Non-interest Income

Non-interest income for the three months ended March 31, 2008, as detailed below, totaled $1,209,000, an increase of $82,000 when compared to the same period in 2007.  Service charge income increased by $28,000 as it continues to be the primary source of non-interest income.  For the first three months of 2008, account service charges totaled $776,000 compared to $748,000 last year.  Approximately $25,000 of the increase is attributable to customers’ usage of their debit cards.  Trust income also increased $29,000 or 21.0% due to our ongoing success in growing our trust assets under management.  Brokerage and insurance income increased $25,000 as we continue to manage the transition to a new broker-dealer.  Our focus has moved from annuity products to fee based managed accounts that will allow us to further develop our relationship with our customers.

      The following table shows the breakdown of non-interest income for the three months ended March 31, 2008 and 2007:

	Three months ended
	March 31,		Change
(dollars in thousands)	2008	2007	Amount	%
Service charges	$ 776	$ 748	$ 28	3.7
Trust	167	138	29	21.0
Brokerage and insurance	44	19	25	131.6
Earnings on bank owned life insurance	85	79	6	7.6
Other	137	143	(6)	(4.2)
Total	$ 1,209	$ 1,127	$ 82	7.3

Non-interest Expense

Non-interest expenses, as detailed below, increased $137,000 or 3.6%, for the first three months of 2008, compared to the same period in 2007.  The increase in salaries and employee benefits of $63,000 is due mainly to annual merit increases and increases in incentive pay accruals.  Professional fees increased $16,000 due to increased internal audit costs.  There were modest increases in occupancy, furniture and equipment, and other expenses over the first three months of 2008.

The following tables reflect the breakdown of non-interest expense and professional fees as of March 31, 2008 and 2007:

	Three months ended
	March 31,		Change
(in thousands)	2008	2007	Amount	%
Salaries and employee benefits	$ 2,156	$ 2,093	$ 63	3.0
Occupancy	314	301	13	4.3
Furniture and equipment	133	128	5	3.9
Professional fees	181	165	16	9.7
Other	1,131	1,091	40	3.7
Total	$ 3,915	$ 3,778	$ 137	3.6

	Three months ended
	March 31,		Change
(in thousands)	2008	2007	Amount	%
Other professional fees	$ 99	$ 116	$ (17)	(14.7)
Legal fees	27	13	14	107.7
Examinations and audits	55	36	19	52.8
Total	$ 181	$ 165	$ 16	9.7

Provision For Income Taxes

The provision for income taxes was $561,000 for the three-month period ended March 31, 2008 compared to $300,000 for the same period in 2007.  The increase is attributable primarily due to an increase in taxable income of $902,000 for the comparable periods.  Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 21.6% for the first three months this year versus 17.8% for the first three months of 2007.

We are involved in three limited partnership agreements that established low-income housing projects in our market areas. As a result of these agreements, for tax purposes we have recognized $685,000 out of a total $913,000 of tax credits from one project in the Towanda area that began in October of 2000. We have recognized $241,000 out of a total $385,000 of tax credits on the second project in the Wellsboro market which was completed in November 2001.  In 2005, we entered into a third limited liability partnership for a low-income housing project for senior citizens in our Sayre market area.  Beginning in 2007, we have recognized $72,000 out of a total $574,000 of tax credits.  We anticipate recognizing $875,000 of tax credits over the next nine years.

Financial Condition

Total assets of $600.4 million at March 31, 2008 have increased 1.6% since year-end 2007’s balance of $591.0 million.  Net loans increased .4% to $420.9 million and investment securities increased 4.4% to $126.1 million at March 31, 2008.  Total deposits increased $3.6 million or .8% to $459.6 million since year-end 2007. Borrowed funds have increased $3.6 million to $84.0 million compared with $80.3 million at year-end.

Cash and Cash Equivalents

Cash and cash equivalents totaled $12,261,000 at March 31, 2008 compared to $10,389,000 at December 31, 2007.  Non-interest-bearing cash increased $1,887,000 since year-end 2007, while interest-bearing cash decreased $15,000 during that same period.  We believe the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year.  These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Investments

Our investment portfolio increased by $5,262,000 or 4.4% from December 31, 2007 to March 31, 2008.  During the first quarter of 2008 we purchased approximately $4.0 million of mortgage-backed securities and $3.6 million of state and local obligations helping to offset the $2.9 million of principal repayments and $.5 million of maturities that have occurred during the same time period.  The overall market value of our investment portfolio has also increased approximately $1.0 million due to decreases in interest rates since year end.  We have extended the duration of our portfolio over the last year in order to take advantage of opportunities related to fluctuations and changes in the Treasury curve and the resulting impact on bond yields.  As a result, our investment portfolio is currently yielding 5.42% compared to 5.05% a year ago on a tax equivalent basis.

Estimated Fair Market Value of Investment Portfolio
	March 31, 2008		December 31, 2007
(dollars in thousands)	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$ 17,101	13.6	$ 17,236	14.3
Obligations of state & political
subdivisions	34,455	27.3	30,844	25.4
Corporate obligations	7,682	6.1	7,813	6.5
Mortgage-backed securities	64,574	51.2	62,642	51.9
Equity securities	2,252	1.8	2,267	1.9
Total	$ 126,064	100.0	$ 120,802	100.0

	March 31, 2008/
	December 31, 2007
	Change
(dollars in thousands)	Amount	%
Available-for-sale:
U. S. Agency securities	$ (135)	(0.8)
Obligations of state & political
subdivisions	3,611	11.7
Corporate obligations	(131)	(1.7)
Mortgage-backed securities	1,932	3.1
Equity securities	(15)	(0.7)
Total	$ 5,262	4.4

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the securities portfolio, the Company maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

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

Total loans increased approximately $1.8 million or .4% during the first quarter of 2008.  Commercial real estate, construction, and commercial and other loans increased by $.5 million, $1.4 million, and $2.7 million, respectively.  Residential real estate, consumer and municipal loans have decreased $1.8 million, $.7 million, and $.2 million, respectively.

There has been a decrease in loan demand due to several economic factors.  Recessionary pressures and a depressed housing market have had a negative impact on residential real estate loan growth.  The growth in commercial real estate and other commercial loans, despite the slowing economy, reflects on the Company’s focus on commercial lending as a means to increase loan growth as well as obtain deposits from farmers and small businesses throughout our market area.  We have a strong team of experienced professionals that enable us to meet the needs of these customers within our service area.  Despite the slowdown in the first quarter, residential mortgage lending is a principal business activity and our Company continues to offer a full menu of competitively priced conforming, nonconforming and home equity mortgages.  We emphasize branch office personnel training and focus on providing flexibility and fast “turn around time” that will aid in growing our loan portfolio.

	March 31,		December 31,
	2008		2007
(dollars in thousands)	Amount	%	Amount	%
Real estate:
Residential	$ 200,073	47.0	$ 201,861	47.7
Commercial	100,831	23.7	100,380	23.7
Agricultural	16,887	4.0	16,891	4.0
Construction	12,756	3.0	11,330	2.7
Loans to individuals
for household, family and other purchases	12,412	2.9	13,082	3.1
Commercial and other loans	37,340	8.8	34,664	8.2
State & political subdivision loans	44,924	10.6	45,171	10.6
Total loans	425,223	100.0	423,379	100.0
Less allowance for loan losses	4,305		4,197
Net loans	$ 420,918		$ 419,182

	March 31, 2008/
	December 31, 2007
	Change
(dollars in thousands)	Amount	%
Real estate:
Residential	$ (1,788)	(0.9)
Commercial	451	0.4
Agricultural	(4)	(0.0)
Construction	1,426	12.6
Loans to individuals
for household, family and other purchases	(670)	(5.1)
Commercial and other loans	2,676	7.7
State & political subdivision loans	(247)	(0.5)
Total loans	$ 1,844	0.4

Allowance For Loan Losses

The allowance for loan losses as a percentage of loans increased from .99% at December 31, 2007 to 1.01% at March 31, 2008.  The dollar amount of the reserve increased $108,000 since year-end 2007.  The increase is a result of a $120,000 provision for the first quarter less net charge-offs.  Gross charge-offs for the first three months of 2008 were $31,000, while recoveries were $19,000.

	March 31,	December 31,
(in thousands)	2008	2007	2006	2005	2004
Balance, at beginning of period	$ 4,197	$ 3,876	$ 3,664	$ 3,919	$ 3,620
Provision charged to income	120	365	330	60	-
Increase related to acquisition	-	-	-	-	290
Recoveries on loans previously
charged against the allowance	19	142	172	57	324
	4,336	4,383	4,166	4,036	4,234
Loans charged against the allowance	(31)	(186)	(290)	(372)	(315)
Balance, at end of year	$ 4,305	$ 4,197	$ 3,876	$ 3,664	$ 3,919

Allowance for loan losses as a percent
of total loans	1.01%	0.99%	0.93%	0.96%	1.09%

Allowance for loan losses as a percent
of non-performing loans	162.58%	191.64%	115.43%	163.94%	176.53%

The adequacy of the allowance for loan losses is subject to a formal analysis by management of the Company.  Management deems the allowance to be adequate to absorb inherent losses probable in the portfolio, as of March 31, 2008.  The Company has disclosed in its annual report on Form 10-K for the year ended December 31, 2007 the process and methodology supporting the loan loss provision.

Credit Quality Risk

The following table identifies amounts of loan losses and non-performing loans.  Past due loans are those that were contractually past due 90 days or more as to interest or principal payments (dollars in thousands).

	March 31,	December 31,
(dollars in thousands)	2008	2007	2006	2005	2004
Non-performing loans:
Non-accruing loans	$ 763	$ 827	$ 478	$ 867	$ 722
Impaired loans	1,654	1,088	1,190	1,031	1,061
Accrual loans - 90 days or
more past due	231	275	1,690	337	437
Total non-performing loans	2,648	2,190	3,358	2,235	2,220
Foreclosed assets held for sale	203	203	758	619	712
Total non-performing assets	$ 2,851	$2,393	$4,116	$2,854	$2,932
Non-performing loans as a percent of loans
net of unearned income	0.62%	0.52%	0.81%	0.58%	0.62%
Non-performing assets as a percent of loans
net of unearned income	0.67%	0.57%	0.99%	0.75%	0.82%

Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.  Although impaired loans increased by $566,000 since December 31, 2007, projected losses are minimal due to the collateral support of those loans.

Bank Owned Life Insurance

The Company has elected to purchase bank owned life insurance to offset future employee benefit costs.  As of March 31, 2008 the cash surrender value of this life insurance is $8,463,000, an increase of $85,000 since year end.  The use of life insurance policies provides the bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.

Deposits

Traditional deposits continue to be the most significant source of funds for the Company. As shown in the following tables, deposits increased $3,574,000 or .8%, since December 31, 2007.  As of March 31, 2008, non-interest-bearing deposits increased by $3,868,000, savings accounts increased $1,773,000, and certificates of deposit increased by $10,167,000.  The Federal Reserve’s action to decrease short-term interest rates had a direct effect on higher tier money market and NOW account deposit rates.  The increase in certificates of deposit (CD’s) is due primarily to customers shifting balances from lower paying deposit accounts into CD’s in order to increase their return.  NOW accounts decreased $3,646,000 and money market deposits decreased $6,880,000.  This included $3.9 million from one large customer shifting money from money market deposits to certificates of deposit.  Brokered certificates of deposit decreased by $1,708,000 primarily due to more favorable funding alternatives as a means to better manage our cost of funds.

	March 31,		December 31,
	2008		2007
(in thousands)	Amount	%	Amount	%
Non-interest-bearing deposits	$ 54,812	11.9	$ 50,944	11.2
NOW accounts	96,216	20.9	99,862	21.9
Savings deposits	39,769	8.7	37,996	8.3
Money market deposit accounts	44,518	9.7	51,398	11.3
Brokered certificates of deposit	4,497	1.0	6,205	1.3
Certificates of deposit	219,790	47.8	209,623	46.0
Total	$ 459,602	100.0	$ 456,028	100.0

	March 31, 2008/
	December 31, 2007
	Change
(in thousands)	Amount	%
Non-interest-bearing deposits	$ 3,868	7.6
NOW accounts	(3,646)	(3.7)
Savings deposits	1,773	4.7
Money market deposit accounts	(6,880)	(13.4)
Brokered certificates of deposit	(1,708)	(27.5)
Certificates of deposit	10,167	4.9
Total	$ 3,574	0.8

Borrowed Funds

       Borrowed funds increased $3,646,000 during the first three months of 2008. The increase in our investment portfolio was the primary reason for the overall increase in borrowed funds.  The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available primarily through the Federal Home Loan Bank.

       In December 2003, the Company formed a special purpose entity, Citizens Financial Statutory Trust I (“the Entity”), to issue $7,500,000 of floating rate obligated mandatory redeemable securities as part of a pooled offering.  The rate is determined quarterly and floats based on the 3 month LIBOR plus 2.80%.  At March 31, 2008, the rate was 5.60%.  The Entity may redeem them, in whole or in part, at face value after December 17, 2008.  The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable, which is included within “Borrowed Funds” in the liabilities section of the Company’s balance sheet.  Under current accounting rules, the Company’s minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet.  The Entity is not consolidated as part of the Company’s consolidated financial statements.

Stockholder’s Equity

We evaluate stockholders’ equity in relation to total assets and the risks associated with those assets.  The greater the capital resource, the more likely a corporation will meet its cash obligations and absorb unforeseen losses.  For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total stockholders’ equity was $50,589,000 at March 31, 2008 compared to $48,528,000, at December 31, 2007, an increase of $2,061,000 or 4.2%.  Excluding accumulated other comprehensive income (loss), stockholder’s equity increased $1,358,000, or 2.8%.  In the first three months of 2008, the Company had net income of $2,021,000 and paid dividends of $649,000, representing a dividend payout ratio of 32.16%.  The Company also purchased 617 shares of treasury stock at a weighted average cost of $21.07 per share.

All of the Company’s investment securities are classified as available-for-sale making this portion of the Company’s balance sheet more sensitive to the changing market value of investments.  Accumulated other comprehensive income increased $703,000 compared to December 31, 2007 as a result of interest rate movements.

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

	March 31,		December 31,
(dollars in thousands)	2008		2007
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$52,778	13.13%	$51,320	13.00%
For capital adequacy purposes	32,168	8.00%	31,576	8.00%
To be well capitalized	40,210	10.00%	39,470	10.00%

Tier I capital (to risk-weighted assets)
Company	$48,473	12.06%	$47,124	11.94%
For capital adequacy purposes	16,084	4.00%	15,788	4.00%
To be well capitalized	24,126	6.00%	23,682	6.00%

Tier I capital (to average assets)
Company	$48,473	8.31%	$47,124	8.20%
For capital adequacy purposes	23,340	4.00%	22,979	4.00%
To be well capitalized	29,175	5.00%	28,723	5.00%

The Bank’s computed risk-based capital ratios are as follows:

	March 31,		December 31,
(dollars in thousands)	2008		2007
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$46,900	11.68%	$45,456	11.53%
For capital adequacy purposes	32,116	8.00%	31,531	8.00%
To be well capitalized	40,145	10.00%	39,413	10.00%

Tier I capital (to risk-weighted assets)
Bank	$42,595	10.61%	$41,260	10.47%
For capital adequacy purposes	16,058	4.00%	15,765	4.00%
To be well capitalized	24,087	6.00%	23,648	6.00%

Tier I capital (to average assets)
Bank	$42,595	7.31%	$41,260	7.19%
For capital adequacy purposes	23,319	4.00%	22,959	4.00%
To be well capitalized	29,149	5.00%	28,699	5.00%

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2008 (dollars in thousands):

Commitments to extend credit	$ 73,814
Standby letters of credit	5,787
$ 79,601

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

Capital expenditures during the first three months of 2008 were $50,000, compared to $188,000 during the same time period in 2007.

Our Company achieves additional liquidity primarily from temporary or short-term investments in the Federal Home Loan Bank (FHLB) of Pittsburgh, PA, and investments that mature in less than one year.  The Company also has a maximum borrowing capacity at the FHLB of approximately $240.4 million as an additional source of liquidity, of which $67.9 million is outstanding.  Effective May 1, 2008, due to changes in collateral ratings established by the FHLB, our borrowing capacity will be $223.7 million.

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

        Currently, our Company has equity securities that represent only 1.8% of our investment portfolio and, therefore, equity risk is not significant.

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

         We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure.  A shock analysis during the first quarter of 2008 indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twenty-four months, well within our ability to manage effectively.

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

        No material changes in market risk strategy occurred during the current period.  A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 2007.

Item 4-Control and Procedures

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

Changes to Internal Control Over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

    We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, within 90 days prior to the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission filings. No significant changes were made to our internal controls or other factors during the quarter ended, March 31, 2008, that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 1A – Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. At March 31, 2008 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

1/1/08 to 1/31/08	64	$20.75	64	76,164
2/1/08 to 2/29/08	33	$21.28	33	76,131
3/1/08 to 3/31/08	520	$21.09	520	75,611
Total	617	$21.07	617	75,611

 (1) On January 7, 2006, the Board of Directors authorized the repurchase of 140,000 shares.  The repurchase plan does not have an expiration date.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

Citizens Financial Services held its Annual Meeting of Shareholders on April 15, 2008, for the purposes summarized below and to transact such other business as would properly come before the meeting.  Results of shareholder voting were as follows:

1.	Election of four Class 1 Directors to serve for three-year terms and until their successors are duly elected and qualified;

For                                 Withhold Authority
Carol J. Tama                                                                          2,484,078                     46,383
R. Lowell Coolidge                                                                2,462,751                             67,710
Randall E. Black                                                                     2,301,209                                   229,252
Rinaldo A. DePaola                                                               2,458,933                                     71,528

2.	To ratify the appointment of S.R. Snodgrass, A.C., Certified Public Accountants, as independent auditor for the Company for the fiscal year ended December 31, 2008;

For                                 Against                                 Abstain
                                                            2,473,021                             42,106                                     15,334

The total shares voted at the annual meeting were 2,530,461.

Item 5 - Other Information

None

Item 6 - Exhibits

(a)  The following documents are filed as a part of this report:

3.1	Articles of Incorporationof Citizens Financial Services, Inc., as amended(1)
3.2	Bylaws of Citizens Financial Services, Inc.(2)
4.1	Instrument defining the rights of security holders.(3)
4.2
No long term debt instrument issued by the Company exceeds 10% of consolidated assets or is registered.  In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, the Company will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

_________________________________________________________________________________

(1)                  Incorporated by reference to Exhibit 3.1to the Company’s QuarterlyReport on Form 10-Qfor the quarterended March 31, 2000, as filed with the Commission on May 11, 2000.

(2)                  Incorporated by reference to Exhibit 3.2to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Commission on April 29, 2004.

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

Citizens Financial Services, Inc.

May 8, 2008	By:	/s/ Randall E. Black
Randall E. Black
President and Chief Executive Officer (Principal Executive Officer)

Company Name

May 8, 2008	By:	/s/ Mickey L. Jones
Mickey L. Jones
Chief Financial Officer (Principal Accounting Officer)