Form 10-Q
period 2008-06-30
CITIZENS FINANCIAL SERVICES INC
filed 2008-08-07
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding, as of August 4, 2008, was 2,848,714 shares of the Registrant’s Common Stock, par value $1.00.

Citizens Financial Services, Inc.
Form 10-Q

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30,	December 31,
(in thousands except share data)	2008	2007
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 12,931	$ 10,374
Interest-bearing	1	15
Total cash and cash equivalents	12,932	10,389

Available-for-sale securities	124,674	120,802

Loans (net of allowance for loan losses:
2008, $4,287 and 2007, $4,197)	424,144	419,182

Premises and equipment	12,289	12,538
Accrued interest receivable	2,563	2,522
Goodwill	8,605	8,605
Bank owned life insurance	8,549	8,378
Other assets	8,258	8,613

TOTAL ASSETS	$ 602,014	$ 591,029

LIABILITIES:
Deposits:
Noninterest-bearing	$ 56,968	$ 50,944
Interest-bearing	428,161	405,084
Total deposits	485,129	456,028
Borrowed funds	60,067	80,348
Accrued interest payable	1,951	2,199
Other liabilities	4,296	3,926
TOTAL LIABILITIES	551,443	542,501
STOCKHOLDERS' EQUITY:
Common stock
$1.00 par value; authorized 10,000,000 shares;
issued 3,020,538 shares at June 30, 2008 and December 31, 2007, respectively	3,020	3,020
Additional paid-in capital	12,357	12,439
Retained earnings	40,743	37,590
Accumulated other comprehensive loss	(1,319)	(348)
Treasury stock, at cost: 196,927 shares for 2008
and 194,883 shares for 2007	(4,230)	(4,173)
TOTAL STOCKHOLDERS' EQUITY	50,571	48,528
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 602,014	$ 591,029

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$ 7,645	$ 7,539	$ 15,309	$ 14,896
Investment securities:
Taxable	1,132	1,057	2,255	2,071
Nontaxable	353	225	689	449
Dividends	56	78	141	169
TOTAL INTEREST INCOME	9,186	8,899	18,394	17,585
INTEREST EXPENSE:
Deposits	2,728	3,430	5,671	6,740
Borrowed funds	628	806	1,485	1,732
TOTAL INTEREST EXPENSE	3,356	4,236	7,156	8,472
NET INTEREST INCOME	5,830	4,663	11,238	9,113
Provision for loan losses	-	45	120	165
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,830	4,618	11,118	8,948
NON-INTEREST INCOME:
Service charges	871	812	1,647	1,560
Trust	136	127	303	264
Brokerage and insurance	74	31	118	49
Gain on sales of foreclosed properties	-	373	-	396
Earnings on bank owned life insurance	86	82	171	162
Other	151	166	288	287
TOTAL NON-INTEREST INCOME	1,318	1,591	2,527	2,718
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,158	2,033	4,314	4,126
Occupancy	281	308	595	609
Furniture and equipment	128	140	261	268
Professional fees	148	155	329	320
Other	1,223	1,320	2,354	2,410
TOTAL NON-INTEREST EXPENSES	3,938	3,956	7,853	7,733
Income before provision for income taxes	3,210	2,253	5,792	3,933
Provision for income taxes	764	493	1,325	793
NET INCOME	$ 2,446	$ 1,760	$ 4,467	$ 3,140

Earnings Per Share	$ 0.87	$ 0.62	$ 1.58	$ 1.10
Cash Dividends Paid Per Share	$ 0.235	$ 0.225	$ 0.465	$ 0.445

Weighted average number of shares outstanding	2,825,116	2,843,514	2,825,323	2,845,454

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)		2008		2007		2008		2007
Net income		$ 2,446		$ 1,760		$ 4,467		$ 3,140
Other comprehensive income:
Unrealized losses on available for sale securities	(2,535)		(1,433)		(1,471)		(1,233)
Other comprehensive loss before tax		(2,535)		(1,433)		(1,471)		(1,233)
Income tax benefit related to other comprehensive income		(862)		(487)		(500)		(419)
Other comprehensive loss, net of tax		(1,673)		(946)		(971)		(814)
Comprehensive income		$ 773		$ 814		$ 3,496		$ 2,326

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Six Months Ended
	June 30,
(in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,467	$ 3,140
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	120	165
Depreciation and amortization	324	376
Amortization and accretion of investment securities	14	93
Deferred income taxes	18	(12)
Earnings on bank owned life insurance	(171)	(162)
Losses on sales or disposals of premises and equipment	-	100
Originations of loans held for sale	(3,522)	(3,198)
Proceeds from sales of loans held for sale	3,564	3,262
Gain on sale of foreclosed assets held for sale	-	(396)
Decrease (increase) in accrued interest receivable	(41)	75
Decrease in accrued interest payable	(248)	(201)
Other, net	49	275
Net cash provided by operating activities	4,574	3,517

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from maturity and principal repayments of securities	7,965	5,848
Purchase of securities	(13,321)	(16,045)
Proceeds from redemption of regulatory stock	4,331	1,395
Purchase of regulatory stock	(3,027)	(965)
Net increase in loans	(5,247)	(229)
Purchase of premises and equipment	(98)	(273)
Proceeds from sale of foreclosed assets held for sale	-	1,075
Net cash used in investing activities	(9,397)	(9,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	29,100	21,426
Proceeds from long-term borrowings	14,107	6,638
Repayments of long-term borrowings	(10,793)	(3,500)
Net decrease in short-term borrowed funds	(23,594)	(16,531)
Purchase of treasury stock	(182)	(244)
Stock awards	42	13
Dividends paid	(1,314)	(1,255)
Net cash provided by financing activities	7,366	6,547

Net increase in cash and cash equivalents	2,543	870

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,389	10,015
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 12,932	$ 10,885

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 7,157	$ 8,673

Income taxes paid	$ 1,190	$ 410

Loans transferred to foreclosed property	$ 273	$ 61

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

In the opinion of management of the Company, the accompanying interim financial statements for the quarters ended June 30, 2008 and 2007 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the six-month period ended June 30, 2008 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share.  Earnings per share calculations give retroactive effect to stock dividends declared by the Company.  The Company has no dilutive securities.

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income applicable to common stock	$2,446,000	$1,760,000	$4,467,000	$3,140,000
Weighted average common shares outstanding	2,825,116	2,843,514	2,825,323	2,845,454

Earnings per share	$0.87	$0.62	$1.58	$1.10

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

The plan was amended, effective January 1, 2008, to cease eligibility for employees with a hire date of January 1, 2008 or later.  In lieu of the pension plan, employees with a hire date of January 1, 2008 or later are eligible to receive, after meeting certain length of service requirements, an annual discretionary 401(k) plan contribution from the Bank equal to a percentage of an employee’s base compensation.  The contribution amount will be placed in a separate account within the 401(k) plan and will be subject to a vesting requirement.

The plan was also amended, effective January 1, 2008, for employees who are still eligible to participate.  The amended plan requires benefits to be paid to eligible employees based primarily upon age and compensation rates during employment.  Upon retirement or other termination of employment, employees can elect either an annuity benefit or a lump sum distribution of vested benefits in the plan.

The following sets forth the components of net periodic benefit costs of the noncontributory defined benefit plan for the three months and six months ended June 30, 2008 and 2007, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Service cost	$ 174	$ 105	$ 276	$ 222
Interest cost	249	102	348	214
Expected return on plan assets	(316)	(117)	(429)	(246)
Net amortization and deferral	(2)	18	15	38

Net periodic benefit cost	$ 105	$ 108	$ 210	$ 228

 The Company expects to contribute $400,000 to its noncontributory defined benefit pension plan in 2008.  As of June 30, 2008, the Company has contributed $85,798.

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  The plan was amended, effective January 1, 2008.  Under the amended plan, the Company’s contributions are no longer required, but are dependent upon the contributions of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $103,000 and $98,000 for the six months ended June 30, 2008 and 2007, respectively.

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of June 30, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(In thousands)	June 30, 2008
	Level 1	Level II	Level III	Total
Assets:
Securities available for sale	$ 404	$ 124,270	$ -	$124,674

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

    In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). FAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of FAS No. 162 to have a material effect on its results of operations and financial position.

    In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R  and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after the effective date.

    In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered.  A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method.  The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

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

Introduction

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the Company.  Our Company's consolidated financial condition and results of operations consist almost entirely of the Bank’s financial conditions and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results you may expect for the full year.

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

Readers should carefully review the risk factors described in other documents our Company files from time to time with the SEC, including the Annual Report on Form 10-K for the year ended December 31, 2007, filed by our Company and any current reports on Form 8-K filed by us.

We face strong competition in the communities that we serve from other commercial banks, savings banks, and savings and loan associations, some of which are substantially larger institutions than our subsidiary. In addition, insurance companies, investment-counseling firms, and other business firms and individuals offer personal and corporate trust services. We also compete with credit unions, issuers of money market funds, securities brokerage firms, consumer finance companies, mortgage brokers and insurance companies. These entities are strong competitors for virtually all types of financial services.  The financial services industry continues to experience tremendous change to competitive barriers between bank and non-bank institutions. We must compete not only with traditional financial institutions, but also other business corporations that have begun to deliver competing financial services and banking services that are easily accessible through the internet. Competition for banking services is based on price, nature of product, quality of service, and in the case of certain activities, convenience of location.

Trust and Investment Services

Our Investment and Trust Services Department is committed to helping our customers meet their financial goals.  The Trust Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in the Company’s financial statements.  As of June 30, 2008 and December 31, 2007, the Trust Department had $90.6 and $94.4 million of assets under management, respectively.  The $3.8 million decrease is primarily attributable to a decline in market values of trust assets since the end of the year.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area.  Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance.

Results of Operations

Overview of the Income Statement

       The Company had net income of $4,467,000 for the first six months of 2008 compared with earnings of $3,140,000 for last year’s comparable period, an increase of $1,327,000 or 42.3%. Earnings per share for the first six months of 2008 were $1.58, compared to $1.10 last year representing a 43.6% increase.  Annualized return on assets and return on equity for the six months of 2008 were 1.50% and 17.80%, respectively, compared with 1.10% and 13.68% for last year’s comparable period.

Net income for the three months ended June 30, 2008 totaled $2,446,000 compared with $1,760,000 for the comparable period last year, an increase of $686,000 or 39.0%.  Earnings per share for the three months ended June 30, 2008 and 2007 were $.87 and $.62 per share, respectively.  Annualized return on assets and return on equity for the quarter ended June 30, 2008 was 1.64% and 19.24%, respectively, compared with 1.23% and 15.24% for last year’s comparable period.

Net Interest Income

Net interest income, the most significant component of earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income, for the first half of 2008, was $11,238,000, an increase of $2,125,000, compared to the same period in 2007.  For the first six months of 2008, the provision for loan losses totaled $120,000, compared to $165,000 for 2007.  Consequently, net interest income after the provision for loan losses was $11,118,000, an increase of $2,170,000, or 24.3% over the first six months of 2007.

For the three months ended June 30, 2008, net interest income was $5,830,000, which was $1,167,000 or 25.0% higher than the comparable period in 2007.  The provision for loan losses for the second quarter this year was $0 compared to $45,000 in 2007.  As such, net interest income after the provision for loan losses was $5,830,000 compared to $4,618,000 for the quarters ended June 30, 2008 and 2007, respectively.

The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created:

	Analysis of Average Balances and Interest Rates (1)
	Six Months Ended
	June 30, 2008			June 30, 2007
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	708	7	1.92	3	-	4.98
Total short-term investments	708	7	1.92	3	-	4.98
Investment securities:
Taxable	93,889	2,409	5.13	93,630	2,260	4.83
Tax-exempt (3)	33,867	1,043	6.16	22,607	680	6.02
Total investment securities	127,756	3,452	5.40	116,237	2,940	5.06
Loans:
Residential mortgage loans	212,620	7,859	7.43	211,803	7,737	7.37
Commercial & farm loans	154,987	5,900	7.66	145,762	5,692	7.87
Loans to state & political subdivisions	46,886	1,471	6.31	44,911	1,344	6.03
Other loans	12,205	554	9.13	12,135	555	9.22
Loans, net of discount (2)(3)(4)	426,698	15,784	7.44	414,611	15,328	7.46
Total interest-earning assets	555,162	19,243	6.97	530,851	18,268	6.94
Cash and due from banks	9,148			9,213
Bank premises and equipment	12,437			12,904
Other assets	18,961			19,007
Total non-interest earning assets	40,546			41,124
Total assets	595,708			571,975
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	102,051	710	1.40	89,466	925	2.08
Savings accounts	39,764	73	0.37	38,280	65	0.34
Money market accounts	46,177	495	2.16	48,562	877	3.64
Certificates of deposit	224,300	4,393	3.94	233,334	4,873	4.21
Total interest-bearing deposits	412,292	5,671	2.77	409,642	6,740	3.32
Other borrowed funds	75,149	1,485	3.97	62,656	1,732	5.57
Total interest-bearing liabilities	487,441	7,156	2.95	472,298	8,472	3.62
Demand deposits	52,005			48,458
Other liabilities	6,066			6,413
Total non-interest-bearing liabilities	58,071			54,871
Stockholders' equity	50,196			44,806
Total liabilities & stockholders' equity	595,708			571,975
Net interest income		12,087			9,796
Net interest spread (5)			4.02%			3.32%
Net interest income as a percentage
of average interest-earning assets			4.38%			3.72%
Ratio of interest-earning assets
to interest-bearing liabilities			1.14			1.12

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ending June 30, 2008 and 2007:

	For the Six Months
(dollars in thousands)	Ended June 30
	2008	2007
Interest and dividend income
from investment securities (non-tax adjusted)	$ 3,085	$ 2,689
Tax equivalent adjustment	374	251
Interest and dividend income
from investment securities (tax equivalent basis)	$ 3,459	$ 2,940

Interest and fees on loans (non-tax adjusted)	$ 15,309	$ 14,896
Tax equivalent adjustment	475	432
Interest and fees on loans (tax equivalent basis)	$ 15,784	$ 15,328

Total interest income	$ 18,394	$ 17,585
Total interest expense	7,156	8,472
Net interest income	11,238	9,113
Total tax equivalent adjustment	849	683
Net interest income (tax equivalent basis)	$ 12,087	$ 9,796

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense.

	Six Months Ended June 30,
	2008 vs. 2007 (1)
	Change in	Change	Total
	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ 7	$ -	$ 7
Investment securities:
Taxable	6	143	149
Tax-exempt	347	16	363
Total investments	353	159	512
Loans:
Residential mortgage loans	36	86	122
Commercial & farm loans	372	(164)	208
Loans to state & political subdivisions	62	65	127
Other loans	1	(2)	(1)
Total loans, net of discount	471	(15)	456
Total Interest Income	831	144	975
Interest Expense:
Interest-bearing deposits:
NOW accounts	160	(375)	(215)
Savings accounts	3	5	8
Money Market accounts	(41)	(341)	(382)
Certificates of deposit	(179)	(301)	(480)
Total interest-bearing deposits	(57)	(1,012)	(1,069)
Other borrowed funds	560	(807)	(247)
Total interest expense	503	(1,819)	(1,316)
Net interest income	$ 328	$ 1,963	$ 2,291

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Our net interest spread improved from 3.32% for the six months ended June 30, 2007 to 4.02% for the same period in 2008.  Since August 2007, the Federal Reserve has cut the Fed Funds rate by 325 basis points.  During this time, the yield curve has steepened.  For the first half of 2008, the rate cuts had a positive impact on the Company by reducing our short-term deposit and borrowing costs relative to the impact of the reduction of interest rates on our interest rate sensitive loan portfolio.  As such, the Bank’s interest margin has continued to improve. Management continues to review various pricing and investment strategies in an attempt to maintain or improve upon our current interest margin.  Low cost core deposits continue to be our focus and are essential in improving the interest margin going forward.

Tax equivalent net interest income rose from $9,796,000 in the first six months of 2007 to $12,087,000 for the same period this year, increasing a total of $2,291,000 over last year.

Total interest income increased $975,000 for the six months ended June 30, 2008 compared to 2007.  Of this, $831,000 was due to volume as interest earning assets increased $24.3 million.  Tax-exempt investment securities increased $11.3 million since last year in an effort to manage our effective tax rate.  A $9.2 million increase in commercial and farm loans since 2007 shows our continued efforts in growing this segment. $144,000 of the increase in interest income was due to rate primarily due to the yield on investment securities increasing 34 basis points which offset the slight decrease in the yield on our loan portfolio.

Total interest expense decreased $1,316,000 for the six months ended June 30, 2008 compared with last year.  The Federal Reserve’s action to decrease rates, as mentioned above, had the effect of decreasing our average rates on certificates of deposit and on rate sensitive NOW and money market accounts.  Comparing the first half of 2008 with 2007, the average interest rate on interest-bearing liabilities decreased 67 basis points, from 3.62% to 2.95%, which had the effect of decreasing interest expense by $1,819,000.  Offsetting this, interest-bearing liabilities increased $15.1 million resulting in an increase in interest expense of $503,000.

Provision For Loan Losses

           For the six-month period ending June 30, 2008, we provided $120,000 to the provision as a result of our quarterly review of the allowance for loan losses.  The provision was less than the $165,000 that was provided for the same time period in 2007.  For the three month period ending June 30, 2008, no loan loss provision was provided compared to $45,000 provided in 2007.  Management's quarterly review of the allowance for loan losses is based on the following information: migration analysis of delinquent and non-accrual loans, impaired loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, qualitative adjustments, actual and expected loan growth and peer comparisons (see also “Financial Condition – Allowance for Loan Losses).

Non-interest Income

Non-interest income for the six months ended June 30, 2008, totaled $2,527,000, a decrease of $191,000 when compared to the same period in 2007.  Gain on sales of foreclosed properties decreased by $396,000 in 2008 due to a large commercial property that was sold for a gain in May, 2007.  Service charge income increased by $87,000 as it continues to be the primary source of non-interest income. For the first six months of 2008, account service charges totaled $1,647,000 compared to $1,560,000 last year.  Approximately $58,000 of the increase is attributable to customers’ usage of their debit cards.  Trust income also increased $39,000 or 14.8% due to growth in our trust assets under management.  Brokerage and insurance income increased $69,000, or 140.8%, as we continue to grow the amount of dollars that customers choose to invest through us.  Our focus has moved from annuity products to fee based managed accounts that will allow us to further develop our relationship with our customers.

For the three months ended June 30, 2008, non-interest income totaled $1,318,000 compared to $1,591,000 last year, a decrease of $273,000.  As mentioned above, gain on sales of foreclosed properties accounted for nearly all of the decrease of $373,000.  Similar to the six month analysis noted above, service charges for the three months ended June 30, 2008 increased $59,000 due to increased revenue from customer debit card usage.  Brokerage and insurance increased $43,000 due to increased sales compared with last year.

The following tables show the breakdown of non-interest income for the three months and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Change
	2008	2007	Amount	%
Service charges	$ 871	$ 812	$ 59	7.3
Trust	136	127	9	7.1
Brokerage and insurance	74	31	43	138.7
Gain on sales of foreclosed properties	-	373	(373)	(100.0)
Earnings on bank owned life insurance	86	82	4	4.9
Other	151	166	(15)	(9.0)
Total	$ 1,318	$ 1,591	$ (273)	(17.2)

	Six months ended June 30,		Change
	2008	2007	Amount	%
Service charges	$ 1,647	$ 1,560	$ 87	5.6
Trust	303	264	39	14.8
Brokerage	118	49	69	140.8
Gains on sales of foreclosed properties	-	396	(396)	(100.0)
Earnings on bank owned life insurance	171	162	9	5.6
Other	288	287	1	0.3
Total	$ 2,527	$ 2,718	$ (191)	(7.0)

Non-interest Expense

Non-interest expenses increased $120,000 or 1.6%, for the first six months of 2008, compared to the same period in 2007.  The increase in salaries and employee benefits of $188,000 is due mainly to annual merit increases and increases in incentive pay accruals this year compared with last year.  Professional fees increased $9,000 due to increased internal audit costs.  There were modest decreases in occupancy, furniture and equipment, and other expenses over the first six months of 2008.

Non-interest expenses totaled $3,938,000 for the three months ended June 30, 2008 compared to $3,956,000 in 2007, a slight decrease of $18,000.  Salaries and employee benefits increased $125,000, or 6.1%, for the three months ended due to the reasons mentioned above.  Other expenses decreased $97,000 primarily due to a one-time write down of a bank property in the amount of $100,000 that was recorded in June of last year.

The following tables reflect the breakdown of non-interest expense and professional fees for the three months and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Change
	2008	2007	Amount	%
Salaries and employee benefits	$ 2,158	$ 2,033	$ 125	6.1
Occupancy	281	308	(27)	(8.8)
Furniture and equipment	128	140	(12)	(8.6)
Professional fees	148	155	(7)	(4.5)
Other	1,223	1,320	(97)	(7.3)
Total	$ 3,938	$ 3,956	$ (18)	(0.5)

	Three months ended June 30,		Change
	2008	2007	Amount	%
Other professional fees	$ 79	$ 72	$ 7	9.7
Legal fees	20	42	(22)	(52.4)
Examinations and audits	49	41	8	19.5
Total	$ 148	$ 155	$ (7)	(4.5)

	Six months ended June 30,		Change
	2008	2007	Amount	%
Salaries and employee benefits	$ 4,314	$ 4,126	$ 188	4.6
Occupancy	595	609	(14)	(2.3)
Furniture and equipment	261	268	(7)	(2.6)
Professional fees	329	320	9	2.8
Other	2,354	2,410	(56)	(2.3)
Total	$ 7,853	$ 7,733	$ 120	1.6

	Six months ended June 30,		Change
	2008	2007	Amount	%
Other professional fees	$ 178	$ 188	$ (10)	(5.3)
Legal fees	47	55	(8)	(14.5)
Examinations and audits	104	77	27	35.1
Total	$ 329	$ 320	$ 9	2.8

Provision For Income Taxes

The provision for income tax was $1,325,000 for the six-month period ended June 30, 2008 compared to $793,000 for the same period in 2007, an increase of $532,000 or 67.1%.  Taxable income increased from $3,933,000 in 2007 to $5,792,000 in 2008, an increase of $1,859,000, or 47.3%.  The increase in taxable income has caused an increase in the provision for income taxes.  Minimizing our effective tax rate remains a focus for management through the management of our municipal loan and bond portfolios.  While our tax-exempt revenue has increased in 2008, it has not increased proportionally with the increase in taxable income.  As such, our effective tax rate was 22.9% for the first six months this year versus 20.2% for the first six months of 2007.

We are involved in three limited partnership agreements that established low-income housing projects in our market areas. As a result of these agreements, for tax purposes we have recognized $708,000 out of a total $913,000 of tax credits from one project in the Towanda area that began in October of 2000. We have recognized $250,000 out of a total $385,000 of tax credits on the second project in the Wellsboro market which was completed in November 2001.  In 2005, we entered into a third limited liability partnership for a low-income housing project for senior citizens in our Sayre market area.  Beginning in 2007, we have recognized $86,000 out of a total $574,000 of tax credits.  We anticipate recognizing $828,000 of tax credits over the next nine years.

Financial Condition

Total assets of $602.0 million at June 30, 2008 have increased 1.9% since year-end 2007’s balance of $591.0 million.  Net loans increased 1.2% to $424.1 million and investment securities increased 3.2% to $124.7 million at June 30, 2008.  Total deposits increased $29.1 million or 6.4% to $485.1 million since year-end 2007. Borrowed funds have decreased $20.3 million to $60.1 million compared with $80.3 million at year-end.

Cash and Cash Equivalents

Cash and cash equivalents totaled $12,932,000 at June 30, 2008 compared to $10,389,000 at December 31, 2007.  Non-interest-bearing cash increased $2,557,000 since year-end 2007, while interest-bearing cash decreased $14,000 during that same period.  We believe the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year.  These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Investments

Our investment portfolio increased by $3,872,000 or 3.2% from December 31, 2007 to June 30, 2008.  During the first six months of 2008 we purchased approximately $7.4 million of mortgage-backed securities, $4.4 million of state and local obligations, and $1.4 million of U.S. agency bonds which offset the $6.4 million of principal repayments and $1.6 million of maturities that have occurred during the same time period.  The overall market value of our investment portfolio has also decreased approximately $1.5 million due to market fluctuations as a result of various economic factors.  For fixed maturity investments with unrealized losses due to changes in interest rates where the Company has both the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary.  For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an other than temporary impairment unless sufficient evidence is available that the decline is not permanent and a recovery period can be predicted.  Based upon the Company’s policy and management review, we have concluded that any impairment of its investment securities portfolio is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific changes that are not expected to result in the non-collection of principal and interest during the period.

We have extended the duration of our portfolio over the last year in order to take advantage of opportunities related to fluctuations and changes in the treasury curve and the resulting impact on bond yields.  As a result, our investment portfolio is currently yielding 5.40% compared to 5.06% a year ago on a tax equivalent basis.

Estimated Fair Market Value of Investment Portfolio
	June 30, 2008		December 31, 2007
(dollars in thousands)	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$ 17,317	13.9	$ 17,236	14.3
Obligations of state & political
subdivisions	34,383	27.6	30,844	25.4
Corporate obligations	7,523	6.0	7,813	6.5
Mortgage-backed securities	63,403	50.9	62,642	51.9
Equity securities	2,048	1.6	2,267	1.9
Total	$ 124,674	100.0	$ 120,802	100.0

	June 30, 2008/
	December 31, 2007
	Change
(dollars in thousands)	Amount	%
Available-for-sale:
U. S. Agency securities	$ 81	0.5
Obligations of state & political
subdivisions	3,539	11.5
Corporate obligations	(290)	(3.7)
Mortgage-backed securities	761	1.2
Equity securities	(219)	(9.7)
Total	$ 3,872	3.2

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

As shown in the table below, total loans increased approximately $5.1 million or 1.2% during the first half of 2008.  Commercial real estate, construction, commercial and other loans, and state and political subdivision loans increased by $1.2 million, $.9 million, $5.1 million, and $4.0 million, respectively.  Residential real estate and consumer loans have decreased $4.4 million and $1.3 million, respectively.

The decrease in our residential real estate and loans to individuals during the first half of 2008 is due primarily to a decrease in loan demand related to several economic factors.  Recessionary pressures, a softening economy, higher energy and food costs and a depressed housing market have all had a negative impact on our residential real estate loan growth.  Additionally, we have continued to maintain our emphasis on sound credit underwriting standards.  Despite the decrease, residential mortgage lending is a principal business activity and our Company continues to offer a full menu of competitively priced conforming, nonconforming and home equity mortgages.

The growth in commercial real estate and other commercial loans, despite the slowing economy, reflects on the Company’s focus on commercial lending as a means to increase loan growth as well as obtain deposits from farmers and small businesses throughout our market area.  We have a strong team of experienced professionals that enable us to meet the needs of these commercial customers within our service area.  At the same time, we have increased our state and political loan portfolio.  Our lenders have developed the expertise to meet the business needs of these unique customers while managing our effective tax rate by increasing tax-exempt revenue.

	June 30,		December 31,
	2008		2007
(in thousands)	Amount	%	Amount	%
Real estate:
Residential	$ 197,423	46.0	$ 201,861	47.7
Commercial	101,559	23.7	100,380	23.7
Agricultural	16,477	3.8	16,891	4.0
Construction	12,249	2.9	11,330	2.7
Loans to individuals
for household, family and other purchases	11,821	2.8	13,082	3.1
Commercial and other loans	39,718	9.3	34,664	8.2
State & political subdivision loans	49,184	11.5	45,171	10.6
Total loans	428,431	100.0	423,379	100.0
Less allowance for loan losses	4,287		4,197
Net loans	$ 424,144		$ 419,182

	June 30, 2008/
	December 31, 2007
	Change
(in thousands)	Amount	%
Real estate:
Residential	$ (4,438)	(2.2)
Commercial	1,179	1.2
Agricultural	(414)	(2.5)
Construction	919	8.1
Loans to individuals
for household, family and other purchases	(1,261)	(9.6)
Commercial and other loans	5,054	14.6
State & political subdivision loans	4,013	8.9
Total loans	$ 5,052	1.2

Allowance For Loan Losses

The allowance for loan losses as a percentage of loans increased from .99% at December 31, 2007 to 1.00% at June 30, 2008.  The dollar amount of the reserve increased $90,000 since year-end 2007.  The increase is a result of a $120,000 provision for the first six months less net charge-offs.  Gross charge-offs for the first six months of 2008 were $54,000, while recoveries were $24,000.

	June 30,	December 31,
(in thousands)	2008	2007	2006	2005	2004
Balance, at beginning of period	$ 4,197	$ 3,876	$ 3,664	$ 3,919	$ 3,620
Provision charged to income	120	365	330	60	-
Increase related to acquisition	-	-	-	-	290
Recoveries on loans previously
charged against the allowance	24	142	172	57	324
	4,341	4,383	4,166	4,036	4,234
Loans charged against the allowance	(54)	(186)	(290)	(372)	(315)
Balance, at end of year	$ 4,287	$ 4,197	$ 3,876	$ 3,664	$ 3,919

Allowance for loan losses as a percent
of total loans	1.00%	0.99%	0.93%	0.96%	1.09%

Allowance for loan losses as a percent
of non-performing loans	148.65%	191.64%	115.43%	163.94%	176.53%

The adequacy of the allowance for loan losses is subject to a formal analysis by management of the Company.  Management deems the allowance to be adequate to absorb inherent losses probable in the portfolio, as of June 30, 2008.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a description of the process and methodology supporting the allowance for loan losses and any related provision for loan losses.

Credit Quality Risk

The following table identifies amounts of loan losses and non-performing loans.  Past due loans are those that were contractually past due 90 days or more as to interest or principal payments (dollars in thousands).

	June 30,	December 31,
(dollars in thousands)	2008	2007	2006	2005	2004
Non-performing loans:
Non-accruing loans	$ 671	$ 827	$ 478	$ 867	$ 722
Impaired loans	1,897	1,088	1,190	1,031	1,061
Accrual loans - 90 days or
more past due	316	275	1,690	337	437
Total non-performing loans	2,884	2,190	3,358	2,235	2,220
Foreclosed assets held for sale	476	203	758	619	712
Total non-performing assets	$ 3,360	$2,393	$4,116	$2,854	$2,932
Non-performing loans as a percent of loans
net of unearned income	0.67%	0.52%	0.81%	0.58%	0.62%
Non-performing assets as a percent of loans
net of unearned income	0.78%	0.57%	0.99%	0.75%	0.82%

Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.  Impaired loans increased by $809,000 since December 31, 2007 primarily due to one commercial real estate relationship.  Projected losses are minimal due to the collateral support of those loans.

Bank Owned Life Insurance

The Company has elected to purchase bank owned life insurance to offset future employee benefit costs.  As of June 30, 2008 the cash surrender value of this life insurance is $8,549,000, an increase of $171,000 since December 31, 2007.  The use of life insurance policies provides the Company with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.

Deposits

Traditional deposits continue to be the most significant source of funds for the Company. Deposits increased $29,101,000 or 6.4%, since December 31, 2007.  The increase in deposits is due to several reasons.  Our market area has been positively impacted from oil and gas exploration activities.  We have developed targeted products to meet the needs of customers benefiting from this activity.  The overall turbulence and volatility in the financial markets has resulted in customers seeking more stability in their deposits.  Finally, our ability to work with local municipalities to meet their business needs has resulted in increased deposits.

As of June 30, 2008, non-interest-bearing deposits increased $6,024,000, NOW accounts increased $8,941,000, savings accounts increased $2,981,000, and certificates of deposit increased by $15,953,000.  The increase in NOW accounts is predominantly from state and political deposits.  Money market deposits decreased $5,562,000 primarily due to customers seeking higher deposit rates due to the Federal Reserve’s actions to decrease short-term rates.  This includes $3.9 million from one large customer shifting money from money market deposits to certificates of deposit.

	June 30,		December 31,
	2008		2007
(in thousands)	Amount	%	Amount	%
Non-interest-bearing deposits	$ 56,968	11.8	$ 50,944	11.2
NOW accounts	108,803	22.4	99,862	21.9
Savings deposits	40,977	8.5	37,996	8.3
Money market deposit accounts	45,836	9.4	51,398	11.3
Brokered certificates of deposit	6,969	1.4	6,205	1.3
Certificates of deposit	225,576	46.5	209,623	46.0
Total	$ 485,129	100.0	$ 456,028	100.0

	June 30, 2008/
	December 31, 2007
	Change
(in thousands)	Amount	%
Non-interest-bearing deposits	$ 6,024	11.8
NOW accounts	8,941	9.0
Savings deposits	2,981	7.8
Money market deposit accounts	(5,562)	(10.8)
Brokered certificates of deposit	764	12.3
Certificates of deposit	15,953	7.6
Total	$ 29,101	6.4

Borrowed Funds

       Borrowed funds decreased $20,281,000 during the first six months of 2008. The ability to grow our deposits was the main factor in decreasing the amount of our borrowed funds.  The Company's daily cash requirements are primarily met by using the financial instruments available primarily through the Federal Home Loan Bank.

In December 2003, the Company formed a special purpose entity, Citizens Financial Statutory Trust I (“the Entity”), to issue $7,500,000 of floating rate obligated mandatory redeemable securities as part of a pooled offering.  The rate is determined quarterly and floats based on the 3 month LIBOR plus 2.80%.  At June 30, 2008, the rate was 5.61%.  The Entity may redeem them, in whole or in part, at face value after December 17, 2008.  The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable, which is included within “Borrowed Funds” in the liabilities section of the Company’s balance sheet.  Under current accounting rules, the Company’s minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet.  The Entity is not consolidated as part of the Company’s consolidated financial statements.

Stockholder’s Equity

We evaluate stockholders’ equity in relation to total assets and the risks associated with those assets.  The greater the capital resource, the more likely a corporation will meet its cash obligations and absorb unforeseen losses.  For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total stockholders’ equity was $50,571,000 at June 30, 2008 compared to $48,528,000, at December 31, 2007, an increase of $2,043,000 or 4.2%.  Excluding accumulated other comprehensive loss, stockholder’s equity increased $3,014,000, or 6.2%.  In the first six months of 2008, the Company had net income of $4,467,000 and paid dividends of $1,314,000, representing a dividend payout ratio of 29.42%.  The Company also purchased 7,937 shares of treasury stock at a weighted average cost of $22.77 per share.

All of the Company’s investment securities are classified as available-for-sale making this portion of the Company’s balance sheet more sensitive to the changing market value of investments.  Accumulated other comprehensive income decreased $971,000 compared to December 31, 2007 as a result of market value fluctuations.

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

	June 30,		December 31,
(dollars in thousands)	2008		2007
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$54,263	13.44%	$51,320	13.00%
For capital adequacy purposes	32,290	8.00%	31,576	8.00%
To be well capitalized	40,362	10.00%	39,470	10.00%

Tier I capital (to risk-weighted assets)
Company	$49,976	12.38%	$47,124	11.94%
For capital adequacy purposes	16,145	4.00%	15,788	4.00%
To be well capitalized	24,217	6.00%	23,682	6.00%

Tier I capital (to average assets)
Company	$49,976	8.50%	$47,124	8.20%
For capital adequacy purposes	23,518	4.00%	22,979	4.00%
To be well capitalized	29,398	5.00%	28,723	5.00%

The Bank’s computed risk-based capital ratios are as follows:

	June 30,		December 31,
(dollars in thousands)	2008		2007
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$48,550	12.05%	$45,456	11.53%
For capital adequacy purposes	32,234	8.00%	31,531	8.00%
To be well capitalized	40,292	10.00%	39,413	10.00%

Tier I capital (to risk-weighted assets)
Bank	$44,263	10.99%	$41,260	10.47%
For capital adequacy purposes	16,117	4.00%	15,765	4.00%
To be well capitalized	24,175	6.00%	23,648	6.00%

Tier I capital (to average assets)
Bank	$44,263	7.50%	$41,260	7.19%
For capital adequacy purposes	23,604	4.00%	22,959	4.00%
To be well capitalized	29,504	5.00%	28,699	5.00%

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs.   The contractual amount of financial instruments with off-balance sheet risk at June 30, 2008 was as follows (dollars in thousands):

Commitments to extend credit	$ 72,408
Standby letters of credit	5,942
$ 78,350

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use.  The non-contractual amount of financial instruments with off-balance sheet risk at June 30, 2008 was $11,262,000.  The Company reserves the right to discontinue this service without prior notice.

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

Cash generated by operating activities, investing activities and financing activities influences liquidity management. The most important source of funds is the deposits that are primarily core deposits (deposits from customers with other relationships). Short-term debt from the Federal Home Loan Bank supplements our Company’s availability of funds as well as line of credit arrangements with correspondent banks.  Other sources of short-term funds include brokered certificates of deposit and the sale of loans or investments, if needed.

Our Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other significant uses of funds include purchasing Regulatory Stock, as well as capital expenditures.  Surplus funds are then invested in investment securities.

Capital expenditures during the first six months of 2008 were $98,000, compared to $273,000 during the same time period in 2007.

Our Company achieves additional liquidity primarily from temporary or short-term investments in the Federal Home Loan Bank (FHLB) of Pittsburgh, PA, and investments that mature in less than one year.  The Company also has a maximum borrowing capacity at the FHLB of approximately $225.3 million as an additional source of liquidity, of which $44.7 million is outstanding.

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

       Currently, our Company has equity securities that represent only 1.6% of our investment portfolio.

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

       We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure.  A shock analysis during the second quarter of 2008 indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twenty-four months, well within our ability to manage effectively.

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

       No material changes in market risk strategy occurred during the current period.  A detailed discussion of market risk is provided in the Annual Report on Form 10-K for the period ended December 31, 2007.

Item 4-Control and Procedures

       The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting

       There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

       In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. At June 30, 2008 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

4/1/08 to 4/30/08	2	$21.00	2	75,609
5/1/08 to 5/31/08	7,318	$23.10	7,318	68,291
6/1/08 to 6/30/08	-	$0.00	-	68,291
Total	7,320	$23.10	7,320	68,291

 (1) On January 7, 2006, the Board of Directors authorized the repurchase of 140,000 shares.  The repurchase plan does not have an expiration date.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits

    (a)  The following documents are filed as a part of this report:

3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended(1)
3.2	Bylaws of Citizens Financial Services, Inc.(2)
4.1	Instrument defining the rights of security holders – Common stock certificate(3)
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

Citizens Financial Services, Inc.

Date: August 7, 2008	By:	/s/ Randall E. Black
Randall E. Black
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2008	By:	/s/ Mickey L. Jones
Mickey L. Jones
Chief Financial Officer (Principal Accounting Officer)