Form 10-Q
period 2008-09-30
CITIZENS FINANCIAL SERVICES INC
filed 2008-11-06
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding, as of November 4, 2008, was 2,843,108 shares of the Registrant’s Common Stock, par value $1.00.

Citizens Financial Services, Inc.
Form 10-Q

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30,	December 31,
(in thousands except share data)	2008	2007
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 26,070	$ 10,374
Interest-bearing	22	15
Total cash and cash equivalents	26,092	10,389

Available-for-sale securities	128,227	120,802

Loans (net of allowance for loan losses:
2008, $4,288 and 2007, $4,197)	424,857	419,182

Premises and equipment	12,024	12,538
Accrued interest receivable	2,776	2,522
Goodwill	8,605	8,605
Bank owned life insurance	8,639	8,378
Other assets	9,504	8,613

TOTAL ASSETS	$ 620,724	$ 591,029

LIABILITIES:
Deposits:
Noninterest-bearing	$ 59,300	$ 50,944
Interest-bearing	455,652	405,084
Total deposits	514,952	456,028
Borrowed funds	52,625	80,348
Accrued interest payable	2,048	2,199
Other liabilities	3,625	3,926
TOTAL LIABILITIES	573,250	542,501
STOCKHOLDERS' EQUITY:
Common stock
$1.00 par value; authorized 10,000,000 shares;
issued 3,048,290 shares at September 30, 2008 and 3,020,538 shares at	3,048	3,020
December 31, 2007, respectively
Additional paid-in capital	12,979	12,439
Retained earnings	38,370	37,590
Accumulated other comprehensive loss	(2,631)	(348)
Treasury stock, at cost: 199,575 shares for 2008
and 194,883 shares for 2007	(4,292)	(4,173)
TOTAL STOCKHOLDERS' EQUITY	47,474	48,528
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 620,724	$ 591,029

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$ 7,793	$ 7,715	$ 23,102	$ 22,611
Interest-bearing deposits with banks	28	4	34	4
Investment securities:
Taxable	1,142	1,130	3,391	3,201
Nontaxable	359	242	1,048	691
Dividends	23	88	164	257
TOTAL INTEREST INCOME	9,345	9,179	27,739	26,764
INTEREST EXPENSE:
Deposits	2,837	3,366	8,508	10,106
Borrowed funds	545	928	2,030	2,660
TOTAL INTEREST EXPENSE	3,382	4,294	10,538	12,766
NET INTEREST INCOME	5,963	4,885	17,201	13,998
Provision for loan losses	105	60	225	225
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,858	4,825	16,976	13,773
NON-INTEREST INCOME (LOSS):
Service charges	944	809	2,591	2,369
Trust	148	123	451	387
Brokerage and insurance	58	37	176	86
Investment securities gains (losses), net	(4,089)	24	(4,089)	24
Gain on sales of foreclosed properties	25	-	25	396
Earnings on bank owned life insurance	90	84	261	246
Other	100	101	388	388
TOTAL NON-INTEREST INCOME (LOSS)	(2,724)	1,178	(197)	3,896
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,196	2,130	6,510	6,256
Occupancy	271	268	866	877
Furniture and equipment	107	137	368	405
Professional fees	156	149	485	469
Other	1,302	1,104	3,656	3,514
TOTAL NON-INTEREST EXPENSES	4,032	3,788	11,885	11,521
Income (loss) before provision for income taxes	(898)	2,215	4,894	6,148
Provision for income taxes	154	461	1,479	1,254
NET INCOME (LOSS)	$ (1,052)	$ 1,754	$ 3,415	$ 4,894

Earnings (Loss) Per Share	$ (0.37)	$ 0.61	$ 1.20	$ 1.71
Cash Dividends Paid Per Share	$ 0.235	$ 0.225	$ 0.700	$ 0.670

Weighted average number of shares outstanding	2,849,546	2,863,298	2,851,889	2,869,867

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands)		2008		2007		2008		2007
Net income (loss)		$ (1,052)		$ 1,754		$ 3,415		$ 4,894
Other comprehensive income:
Unrealized gains (losses) on available for sale securities	(6,078)		1,674		(7,548)		440
Change in Unrecognized Pension Costs	-		55		-		55
Less: Reclassification adjustment for loss (gain) included in net income	4,089		(24)		4,089		(24)
Other comprehensive income (loss) before tax		(1,989)		1,705		(3,459)		471
Income tax expense (benefit) related to other comprehensive income		(676)		580		(1,176)		160
Other comprehensive income (loss), net of tax		(1,313)		1,125		(2,283)		311
Comprehensive income (loss)		$ (2,365)		$ 2,879		$ 1,132		$ 5,205

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Nine Months Ended
	September 30,
(in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,415	$ 4,894
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	225	225
Depreciation and amortization	474	554
Amortization and accretion of investment securities	8	115
Deferred income taxes	(396)	28
Investment securities losses (gains), net	4,089	(24)
Realized gains on loans sold	(46)	(82)
Earnings on bank owned life insurance	(261)	(246)
Losses on sales or disposals of premises and equipment	38	100
Originations of loans held for sale	(3,823)	(4,581)
Proceeds from sales of loans held for sale	3,869	4,663
Gain on sale of foreclosed properties	(24)	(396)
Increase in accrued interest receivable	(255)	(326)
Decrease in accrued interest payable	(151)	(258)
Other, net	(845)	222
Net cash provided by operating activities	6,317	4,888

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	162	4,538
Proceeds from maturity and principal repayments of securities	11,621	9,342
Purchase of securities	(26,766)	(21,598)
Proceeds from redemption of regulatory stock	4,953	2,758
Purchase of regulatory stock	(3,187)	(2,316)
Net increase in loans	(6,485)	(4,604)
Purchase of premises and equipment	(249)	(418)
Proceeds from sale of premises and equipment	213	-
Proceeds from sale of foreclosed properties	109	1,075
Net cash used in investing activities	(19,629)	(11,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	58,924	18,222
Proceeds from long-term borrowings	21,312	16,647
Repayments of long-term borrowings	(17,493)	(3,647)
Net decrease in short-term borrowed funds	(31,542)	(22,183)
Purchase of treasury stock	(244)	(360)
Stock awards	46	20
Dividends paid	(1,988)	(1,898)
Net cash provided by financing activities	29,015	6,801

Net increase in cash and cash equivalents	15,703	466

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,389	10,015
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 26,092	$ 10,481

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 10,689	$ 13,023

Income taxes paid	$ 2,015	$ 1,035

Loans transferred to foreclosed property	$ 747	$ 61

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

    In the opinion of management of the Company, the accompanying interim financial statements for the quarters ended September 30, 2008 and 2007 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the nine-month period ended September 30, 2008 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Note 2 - Earnings per Share

    The following table sets forth the computation of earnings per share.  Earnings (loss) per share calculations give retroactive effect to stock dividends declared by the Company.  The Company has no dilutive securities.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss) applicable to common stock	($1,052,000)	$1,754,000	$3,415,000	$4,894,000
Weighted average common shares outstanding	2,849,546	2,863,298	2,851,889	2,869,867

Earnings (loss) per share	($0.37)	$0.61	$1.20	$1.71

Note 3 - Income Tax Expense

    For the nine months ended September 30, 2008 and 2007, and for the three months ended September 30, 2007, income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of tax-exempt income earned from state and municipal securities and loans and investments in tax credits.  For the three months ended September 30, 2008, income tax expense is higher than the amount calculated using the statutory tax rate.  As a result of the Emergency Economic Stabilization Act of 2008 (“EESA”)being signed into law on October 3, 2008, the provision in the new bill will allow the loss on the Freddie Mac preferred stock to be treated as an ordinary loss, allowing a tax benefit of approximately $1,000,000.  However, since the EESA was not signed until after September 30, accounting rules do not allow the recognition of the $1,000,000 tax benefit until the fourth quarter.  As such, the provision for income taxes for the three months ended September 30, 2008 does not reflect this tax benefit.

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

    The following sets forth the components of net periodic benefit costs of the noncontributory defined benefit plan for the three months and nine months ended September 30, 2008 and 2007, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Service cost	$ 24	$ 100	$ 300	$ 322
Interest cost	30	97	378	311
Expected return on plan assets	(37)	(112)	(466)	(358)
Net amortization and deferral	1	18	16	56

Net periodic benefit cost	$ 18	$ 103	$ 228	$ 331

    The Company has contributed $485,798 to its noncontributory defined benefit pension plan as of September 30, 2008.

    Defined Contribution Plan

    The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  The plan was amended, effective January 1, 2008.  Under the amended plan, the Company’s contributions are no longer required, but are dependent upon the contributions of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $156,000 and $149,000 for the nine months ended September 30, 2008 and 2007, respectively.

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

    The following table presents the assets reported on the consolidated balance sheet at their fair value as of September 30, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(In thousands)	September 30, 2008
	Level 1	Level II	Level III	Total
Assets:
Securities available for sale	$ 342	$ 127,885	$ -	$128,227

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

    In February 2008, the FASB issued FSP No. FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.  This FSP concludes that a transferor and transferee should not separately account for a transfer of a financial asset and a related repurchase financing unless (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset.  The FSP is effective for financial statements issued for fiscal years beginning on or after November 15, 2008, and interim periods within those fiscal years.  The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

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

    In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement.  This FSP provides guidance on the accounting for certain types of convertible debt instruments that may be settled in cash upon conversion.  Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

    In June 2008, the FASB ratified EITF Issue No. 08-4, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios.  This Issue provides transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Ratios, that resulted from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity.  The conforming changes are effective for financial statements issued for fiscal years ending after December 15, 2008, with earlier application permitted.  The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

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

    In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset.   This FSP clarifies the application of FAS Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate (FAS Statement No. 154, Accounting Changes and Error Corrections. The disclosure provisions of Statement 154 for a change in accounting estimate are not required for revisions resulting from a change in valuation technique or its application.  The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

Note 7 – Branch Acquisition

    On September 17, 2008, the Company filed an 8-K for the acquisition of the Mansfield, Pennsylvania office of The Elmira Savings Bank, FSB.  Subject to regulatory approval, the transaction is expected to be completed on November 21, 2008.  The acquisition will enhance the Company’s presence in Tioga County, Pennsylvania by adding approximately $18 million in deposits and increasing market share in Tioga County to over 40%.

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

Introduction

    The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the Company.  Our Company's consolidated financial condition and results of operations consist almost entirely of the Bank’s financial conditions and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results you may expect for the full year.

    Our Company currently engages in the general business of banking throughout our service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 16 banking facilities.  In Pennsylvania, these offices are located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, the Wellsboro Weis Market store, and the Mansfield Wal-Mart Super Center.  We also expect to complete the acquisition of another Mansfield location in November that we are purchasing from another financial institution (see Footnote 7 to the Consolidated Financial Statements).  In New York, we have a branch office in Wellsville, Allegany County.

Risk Management

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

Competition

    We face strong competition in the communities that we serve from other commercial banks, savings banks, and savings and loan associations, some of which are substantially larger institutions than our subsidiary. In addition, insurance companies, investment-counseling firms, and other business firms and individuals offer personal and corporate trust services. We also compete with credit unions, issuers of money market funds, securities brokerage firms, consumer finance companies, mortgage brokers and insurance companies. These entities are strong competitors for virtually all types of financial services.  The financial services industry continues to experience tremendous change to competitive barriers between bank and non-bank institutions. We must compete not only with traditional financial institutions, but also other business corporations that have begun to deliver competing financial services and banking services that are easily accessible through the internet. Competition for banking services is based on price, nature of product, quality of service, and convenience of location.

Trust and Investment Services

    Our Investment and Trust Services Department is committed to helping our customers meet their financial goals.  The Trust Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in the Company’s financial statements.  As of September 30, 2008 and December 31, 2007, the Trust Department had $84.4 and $94.4 million of assets under management, respectively.  The $10.0 million decrease is primarily attributable to a decline in market values of trust assets since the end of the year.

    Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area.  Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance.

Results of Operations

Overview of the Income Statement

    The Company had net income of $3,415,000 for the first nine months of 2008 compared with earnings of $4,894,000 for last year’s comparable period, a decrease of $1,479,000 or 30.2%. Earnings per share for the first nine months of 2008 were $1.20, compared to $1.71 last year representing a 29.8% decrease.  Annualized return on assets and return on equity for the nine months of 2008 were .76% and 8.93%, respectively, compared with 1.13% and 14.08% for last year’s comparable period.

    In September, as a result of actions taken by the U.S. Treasury Department and the Federal Housing Financing Agency with respect to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and deteriorating credit and liquidity conditions, we recorded a non-recurring $4.1 million other than temporary impairment charge related to our investments in Freddie Mac preferred stock and a Lehman Brothers corporate bond.  The after tax impact for the three months and nine months ended September 30, 2008 was approximately $3.5 million. As a result of EESA being signed into law on October 3, 2008, a provision in the new bill will allow the Freddie Mac preferred stock to be treated as an ordinary loss, allowing a tax benefit of approximately $1,000,000. However, since EESA was not signed until after September 30, accounting rules do not allow us to recognize the $1,000,000 tax benefit until the fourth quarter.  It is anticipated that the after-tax impact for 2008 earnings will be approximately $2.5 million, or $.88 per share, after recognition in the fourth quarter of the additional tax benefit.

    Net loss for the three months ended September 30, 2008 totaled $1,052,000 compared with net income of $1,754,000 for the comparable period last year, a decrease of $2,806,000.  Earnings per share for the three months ended September 30, 2008 and 2007 were -$.37 and $.61 per share, respectively.  Annualized return on assets and return on equity for the quarter ended September 30, 2008 was -.69% and -8.01%, respectively, compared with 1.20% and 14.85% for last year’s comparable period.

Net Interest Income

    Net interest income, the most significant component of earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

    Net interest income for the first nine months of 2008 was $17,201,000, an increase of $3,203,000 compared to the same period in 2007.  For the first nine months of 2008 the provision for loan losses totaled $225,000, the same as 2007.  Consequently, net interest income after the provision for loan losses was $16,976,000, an increase of $3,203,000, or 23.3% through the first nine months of 2008.

    For the three months ended September 30, 2008, net interest income was $5,963,000 which was $1,078,000 or 22.1% higher than the comparable period in 2007.  The provision for loan losses for the third quarter this year was $105,000 compared to $60,000 in 2007.  As such, net interest income after the provision for loan losses was $5,858,000 compared to $4,825,000 for the quarters ended September 30, 2008 and 2007, respectively.

    The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created for the three months and nine months ended September 30, 2008 and 2007:

                                                                  Analysis of Average Balances and Interest Rates (1)

	Three Months Ended
	September 30, 2008			September 30, 2007
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	6,173	27	1.74	357	4	4.45
Total short-term investments	6,173	27	1.74	357	4	4.45
Investment securities:
Taxable	96,360	1,162	4.82	99,153	1,228	4.95
Tax-exempt (3)	35,324	545	6.17	24,439	366	5.99
Total investment securities	131,684	1,707	5.19	123,592	1,594	5.16
Loans:
Residential mortgage loans	211,252	3,939	7.42	210,158	3,938	7.43
Commercial & farm loans	158,404	3,071	7.71	148,386	3,000	8.02
Loans to state & political subdivisions	48,915	768	6.25	45,758	700	6.07
Other loans	11,539	266	9.17	12,650	301	9.41
Loans, net of discount (2)(3)(4)	430,110	8,044	7.44	416,952	7,939	7.55
Total interest-earning assets	567,967	9,778	6.85	540,901	9,537	6.99
Cash and due from banks	10,423			9,674
Bank premises and equipment	12,283			12,675
Other assets	19,653			18,937
Total non-interest earning assets	42,359			41,286
Total assets	610,326			582,187
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	110,434	327	1.18	100,949	571	2.24
Savings accounts	42,602	41	0.38	38,774	35	0.36
Money market accounts	43,714	186	1.69	50,487	461	3.62
Certificates of deposit	244,496	2,283	3.71	220,352	2,299	4.14
Total interest-bearing deposits	441,246	2,837	2.56	410,562	3,366	3.25
Other borrowed funds	53,221	545	4.07	68,111	928	5.40
Total interest-bearing liabilities	494,467	3,382	2.72	478,673	4,294	3.56
Demand deposits	56,715			50,373
Other liabilities	6,566			6,990
Total non-interest-bearing liabilities	63,281			57,363
Stockholders' equity	52,578			46,151
Total liabilities & stockholders' equity	610,326			582,187
Net interest income		6,396			5,243
Net interest spread (5)			4.13%			3.44%
Net interest income as a percentage
of average interest-earning assets			4.48%			3.85%
Ratio of interest-earning assets
to interest-bearing liabilities			1.15			1.13

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
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

	Analysis of Average Balances and Interest Rates (1)
	Nine Months Ended
	September 30, 2008			September 30, 2007
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	2,543	34	1.79	122	4	4.05
Total short-term investments	2,543	34	1.79	122	4	4.05
Investment securities:
Taxable	94,719	3,571	5.03	95,491	3,488	4.87
Tax-exempt (3)	34,356	1,588	6.16	23,225	1,046	6.01
Total investment securities	129,075	5,159	5.33	118,716	4,534	5.09
Loans:
Residential mortgage loans	212,161	11,798	7.43	211,249	11,675	7.39
Commercial & farm loans	156,134	8,971	7.67	146,646	8,692	7.92
Loans to state & political subdivisions	47,568	2,240	6.29	45,197	2,045	6.05
Other loans	11,981	818	9.12	12,308	855	9.29
Loans, net of discount (2)(3)(4)	427,844	23,827	7.44	415,400	23,267	7.49
Total interest-earning assets	559,462	29,020	6.93	534,238	27,805	6.96
Cash and due from banks	9,576			9,368
Bank premises and equipment	12,385			12,827
Other assets	19,193			18,984
Total non-interest earning assets	41,154			41,179
Total assets	600,616			575,417
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	104,866	1,037	1.32	93,336	1,495	2.14
Savings accounts	40,717	114	0.37	38,446	101	0.35
Money market accounts	45,350	681	2.01	49,211	1,338	3.64
Certificates of deposit	231,081	6,676	3.86	228,959	7,172	4.19
Total interest-bearing deposits	422,014	8,508	2.69	409,952	10,106	3.30
Other borrowed funds	67,786	2,030	4.00	64,494	2,660	5.51
Total interest-bearing liabilities	489,800	10,538	2.87	474,446	12,766	3.60
Demand deposits	53,587			49,103
Other liabilities	6,233			6,609
Total non-interest-bearing liabilities	59,820			55,712
Stockholders' equity	50,996			45,259
Total liabilities & stockholders' equity	600,616			575,417
Net interest income		18,482			15,039
Net interest spread (5)			4.06%			3.36%
Net interest income as a percentage
of average interest-earning assets			4.41%			3.76%
Ratio of interest-earning assets
to interest-bearing liabilities			1.14			1.13

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

    Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ending September 30, 2008 and 2007:

	For the Three Months		For the Nine Months
(dollars in thousands)	Ended September 30		Ended September 30
	2008	2007	2008	2007
Interest and dividend income
from investment securities (non-tax adjusted)	$ 1,552	$ 1,464	$ 4,637	$ 4,153
Tax equivalent adjustment	182	134	556	385
Interest and dividend income
from investment securities (tax equivalent basis)	$ 1,734	$ 1,598	$ 5,193	$ 4,538

Interest and fees on loans (non-tax adjusted)	$ 7,793	$ 7,715	$ 23,102	$ 22,611
Tax equivalent adjustment	251	224	725	656
Interest and fees on loans (tax equivalent basis)	$ 8,044	$ 7,939	$ 23,827	$ 23,267

Total interest income	$ 9,345	$ 9,179	$ 27,739	$ 26,764
Total interest expense	3,382	4,294	10,538	12,766
Net interest income	5,963	4,885	17,201	13,998
Total tax equivalent adjustment	433	358	1,281	1,041
Net interest income (tax equivalent basis)	$ 6,396	$ 5,243	$ 18,482	$ 15,039

    The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense.

	Three months ended September 30, 2008 vs. 2007 (1)			Nine months ended September 30, 2008 vs. 2007 (1)
	Change in	Change	Total	Change in	Change	Total
(in thousands)	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ 27	$ (4)	$ 23	$ 31	$ (1)	$ 30
Investment securities:
Taxable	(19)	(47)	(66)	(28)	111	83
Tax-exempt	168	11	179	514	28	542
Total investments	149	(36)	113	486	139	625
Loans:
Residential mortgage loans	10	(9)	1	62	61	123
Commercial & farm loans	189	(118)	71	536	(257)	279
Loans to state & political subdivisions	49	19	68	111	84	195
Other loans	(27)	(8)	(35)	(22)	(15)	(37)
Total loans, net of discount	221	(116)	105	687	(127)	560
Total Interest Income	397	(156)	241	1,204	11	1,215
Interest Expense:
Interest-bearing deposits:
NOW accounts	48	(292)	(244)	220	(678)	(458)
Savings accounts	4	2	6	6	7	13
Money Market accounts	(74)	(201)	(275)	(97)	(560)	(657)
Certificates of deposit	232	(248)	(16)	74	(570)	(496)
Total interest-bearing deposits	210	(739)	(529)	203	(1,801)	(1,598)
Other borrowed funds	(616)	233	(383)	147	(777)	(630)
Total interest expense	(406)	(506)	(912)	350	(2,578)	(2,228)
Net interest income	$ 803	$ 350	$ 1,153	$ 854	$ 2,589	$ 3,443

    Tax equivalent net interest income rose from $15,039,000 for the first nine months of 2007 to $18,482,000 for the same period this year, increasing a total of $3,443,000 over last year.  Total interest income increased $1,215,000 for the nine months ended September 30, 2008 compared to 2007.  Of this, $1,204,000 was due to volume as interest earning assets increased $25.2 million.  Tax-exempt investment securities increased $11.1 million since last year due to market opportunities and in an effort to manage our effective tax rate.  A $9.5 million increase in commercial and farm loans since 2007 shows our continued efforts and expertise in growing this segment. Only $11,000 of the increase in interest income was due to rate. This is primarily due to the yield on investment securities increasing 24 basis points which offset the slight decrease of 5 basis points in the yield on our loan portfolio.

    Total interest expense decreased $2,228,000 for the nine months ended September 30, 2008 compared with last year.  Since August 2007, the Federal Reserve has cut the Fed Funds rate by 375 basis points.  The Federal Reserve’s action to decrease rates had the effect of decreasing our average rates on certificates of deposit and on rate sensitive NOW and money market accounts.  Comparing the first nine months of 2008 with 2007, the average interest rate on interest-bearing liabilities decreased 73 basis points, from 3.60% to 2.87%, which had the effect of decreasing interest expense by $2,578,000.  Offsetting this, interest-bearing liabilities increased $15.4 million resulting in an increase in interest expense of $350,000.

    Our net interest spread improved from 3.36% for the nine months ended September 30, 2007 to 4.06% for the same period in 2008.  As noted above, the Federal Reserve has cut the Fed Funds rate by 375 basis points.  During this time, the yield curve has steepened. For the first nine months of 2008, the rate cuts had a positive impact on the Company by reducing our short-term deposit and borrowing costs relative to the impact of the reduction of interest rates on our interest rate sensitive loan portfolio.  As such, the Bank’s interest margin has continued to improve. Management continues to review various pricing and investment strategies in an attempt to maintain or improve upon our current interest margin.  Low cost core deposits continue to be our focus on maintaining the interest margin going forward.

    Tax equivalent net interest income for the three months ended September 30, 2008 was $6,396,000 which compares to $5,243,000 for the same period last year.  This represents an increase of $1,153,000 or 22.0%.  The Federal Reserve’s actions to reduce the federal funds rate noted above has had an impact on net interest income for the three months ended September 30, 2008 synonymous with year-to-date results.  Total tax equivalent interest income was $9,778,000 compared with $9,537,000, an increase of $241,000.  Total interest expense decreased $912,000 for the three months ended September 30, 2008 compared with last year. $506,000 of the decrease is attributable to a decrease in rate as the average rate on interest-bearing liabilities decreased 84 basis points from 3.56% to 2.72%.  There was also a decrease in interest expense due to volume of $406,000.  Much of this was due to a decrease of $14.9 million in the average balance of borrowed funds compared with last year.

Provision For Loan Losses

    For the nine-month period ending September 30, 2008, we provided $225,000 to the provision as a result of our quarterly review of the allowance for loan losses.  The provision was the same amount that was provided for in 2007.  For the three month period ending September 30, 2008 and 2007, the loan loss provision totaled $105,000 and $60,000, respectively. Management's quarterly review of the allowance for loan losses is based on the following information: migration analysis of delinquent and non-accrual loans, impaired loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, qualitative adjustments, actual and expected loan growth and peer comparisons (see also “Financial Condition – Allowance for Loan Losses).

Non-interest Income

    Total non-interest income (loss) for the nine months ended September 30, 2008 was a loss of $197,000, which represents a decrease of $4,093,000 when compared to the same period in 2007.  Investment securities gains (losses) decreased by $4,113,000 due to a $2,336,000 other than temporary impairment write-down of Freddie Mac Preferred stock and a $1,796,000 impairment write-down of a Lehman Brothers corporate bond.

    Gain on sales of foreclosed properties decreased by $371,000 in 2008 due to a large commercial property that was sold for a gain in May, 2007.  Excluding investment securities gains (losses) and gains on sales of foreclosed properties, non-interest income increased $391,000.   Service charge income was 2,591,000 for the nine months ended compared to $2,369,000 for the same period in 2007, an increase of $222,000.  Approximately $128,000 of the increase is attributable to an increase in revenues related to overdraft protection fees provided to our customers.  An additional $88,000 of the increase is due to customers’ usage of their debit cards.  Trust income increased $64,000 or 16.5% due mainly to an increase in estate fees compared to 2007.  Brokerage and insurance income increased $90,000, or 104.7%, as we continue to grow these aspects of our business.

    For the three months ended September 30, 2008, non-interest income totaled a loss of $2,724,000 compared to income of $1,178,000 last year, a decrease of $3,902,000.  This decrease was due to the aforementioned impairment write-down on Freddie Mac preferred stock and a Lehman Brothers bond.  Investment securities losses amounted to $4,089,000 for the quarter ended September 30, 2008.  Similar to the nine month analysis noted above, service charges for the three months ended September 30, 2008 increased $135,000 due to increased revenue from customer debit card usage and overdraft protection fees.  Brokerage and insurance increased $21,000 due to increased sales compared with last year, as well as an increase of $25,000 in trust income.

    The following tables show the breakdown of non-interest income for the three months and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Change
(in thousands)	2008	2007	Amount	%
Service charges	$ 944	$ 809	$ 135	16.7
Trust	148	123	25	20.3
Brokerage and insurance	58	37	21	56.8
Investment securities gains (losses), net	(4,089)	24	(4,113)	(17,137.5)
Gain on sales of foreclosed properties	25	-	25	-
Earnings on bank owned life insurance	90	84	6	7.1
Other	100	101	(1)	(1.0)
Total	$ (2,724)	$ 1,178	$ (3,902)	(331.2)

	Nine months ended September 30,		Change
(in thousands)	2008	2007	Amount	%
Service charges	$ 2,591	$ 2,369	$ 222	9.4
Trust	451	387	64	16.5
Brokerage and insurance	176	86	90	104.7
Investment securities gains (losses), net	(4,089)	24	(4,113)	(17,137.5)
Gain on sales of foreclosed properties	25	396	(371)	(93.7)
Earnings on bank owned life insurance	261	246	15	6.1
Other	388	388	-
Total	$ (197)	$ 3,896	$ (4,093)	(105.1)

Non-interest Expense

    Non-interest expenses increased $364,000 or 3.2%, for the first nine months of 2008 compared to the same period in 2007.  The increase in salaries and employee benefits of $254,000 is due mainly to annual merit increases and increases in incentive pay accruals this year compared with last year.  Professional fees increased $16,000 due to increased internal audit costs.  Other expenses increased $142,000 primarily due to increases in FDIC deposit insurance coverage premiums, acquisition fees related to a branch acquisition (see Footnote 7 of the Consolidated Financial Statements) and an overall increase in foreclosure expenses.

    Non-interest expenses totaled $4,032,000 for the three months ended September 30, 2008 compared to $3,788,000 in 2007, an increase of $244,000, or 6.4%.  Salaries and employee benefits increased $66,000, or 3.1%, for the three months ended due to the reasons mentioned above.  Other expenses increased $198,000 primarily due to increases in FDIC deposit insurance coverage premiums, acquisition fees, legal fees and foreclosure expenses.  Furniture and equipment decreased $30,000 for the three months ended compared to last year due mostly from a decline in depreciation.

    The following tables reflect the breakdown of non-interest expense and professional fees for the three months and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Change
(in thousands)	2008	2007	Amount	%
Salaries and employee benefits	$ 2,196	$ 2,130	$ 66	3.1
Occupancy	271	268	3	1.1
Furniture and equipment	107	137	(30)	(21.9)
Professional fees	156	149	7	4.7
Other	1,302	1,104	198	17.9
Total	$ 4,032	$ 3,788	$ 244	6.4

	Three months ended September 30,		Change
(in thousands)	2008	2007	Amount	%
Other professional fees	$ 67	$ 90	$ (23)	(25.6)
Legal fees	42	15	27	180.0
Examinations and audits	47	44	3	6.8
Total	$ 156	$ 149	$ 7	4.7

	Nine months ended September 30,		Change
(in thousands)	2008	2007	Amount	%
Salaries and employee benefits	$ 6,510	$ 6,256	$ 254	4.1
Occupancy	866	877	(11)	(1.3)
Furniture and equipment	368	405	(37)	(9.1)
Professional fees	485	469	16	3.4
Other	3,656	3,514	142	4.0
Total	$ 11,885	$ 11,521	$ 364	3.2

	Nine months ended June 30,		Change
(in thousands)	2008	2007	Amount	%
Other professional fees	$ 245	$ 278	$ (33)	(11.9)
Legal fees	89	70	19	27.1
Examinations and audits	151	121	30	24.8
Total	$ 485	$ 469	$ 16	3.4

Provision For Income Taxes

    The provision for income tax was $1,479,000 for the nine-month period ended September 30, 2008 compared to $1,254,000 for the same period in 2007, an increase of $225,000 or 17.9%.  Taxable income decreased from $6,148,000 in 2007 to $4,894,000 in 2008, a decrease of $1,254,000, or 20.4%.  Our effective tax rate for the nine months ended September 30, 2008 was 30.2% compared to 20.4% for the first nine months of 2007.  This increase is primarily attributable to the accounting treatment required on the write-down of the Freddie Mac preferred stock.  We continue to focus on our effective tax rate through the management of our municipal loan and bond portfolios.

    We are involved in three limited partnership agreements that established low-income housing projects in our market areas. As a result of these agreements, for tax purposes we have recognized $730,000 out of a total $913,000 of tax credits from one project in the Towanda area that began in October of 2000. We have recognized $260,000 out of a total $385,000 of tax credits on the second project in the Wellsboro market which was completed in November 2001.  In 2005, we entered into a third limited liability partnership for a low-income housing project for senior citizens in our Sayre market area.  Beginning in 2007, we have recognized $101,000 out of a total $574,000 of tax credits.  We anticipate recognizing $781,000 of tax credits over the next nine years.

Financial Condition

    Total assets of $620.7 million at September 30, 2008 have increased 5.0% since the year-end 2007 balance of $591.0 million.  Net loans increased 1.4% to $424.9 million and investment securities increased 6.1% to $128.2 million at September 30, 2008.  Total deposits increased $58.9 million or 12.9% to $515.0 million since year-end 2007. Borrowed funds have decreased $27.7 million to $52.6 million compared with $80.3 million at year-end.

Cash and Cash Equivalents

    Cash and cash equivalents totaled $26,092,000 at September 30, 2008 compared to $10,389,000 at December 31, 2007.  Non-interest-bearing cash increased $15,696,000 since year-end 2007, while interest-bearing cash increased $7,000 during that same period.  We believe the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year.  These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Investments

    Our investment portfolio increased by $7,425,000 or 6.1% from December 31, 2007 to September 30, 2008.  During the first nine months of 2008 we purchased approximately $14.7 million of mortgage-backed securities, $9.5 million of state and local obligations, and $2.4 million of U.S. agency bonds which offset the $8.9 million of principal repayments received and $2.7 million of maturities that have occurred during the same time period.

    The overall market value of our investment portfolio has also decreased approximately $3.5 million due to market fluctuations as a result of various economic factors.  On a monthly basis the Company evaluates the severity and duration of impairment for its investment securities portfolio to determine if the impairment is other than temporary.  Several factors are evaluated and analyzed, including the Company’s positive intent and ability to hold the security for a period of time sufficient to allow a market recovery without incurring a loss.  When an other than temporary impairment occurs, the investment is written down to the current fair market value with the write-down being reflected as a realized loss.  Based upon the Company’s policy and management’s review, we concluded that an other than temporary impairment charge was necessary due to the credit issues of Freddie Mac and Lehman Brothers.  As such, we recorded two other than temporary impairment charges to income, a $2.3 million write-down of Freddie Mac preferred stock and a $1.8 million write-down of a Lehman Brothers corporate bond.  Other than these two securities, management believes that market value declines are temporary and are the result of interest rate changes, sector credit rating changes, or company-specific changes that are not expected to result in the non-collection of principal and interest during the period.

    Subsequent to September 30, 2008, the Company sold the Lehman Brothers corporate bond in an effort to avoid any further loss due to the Lehman Brothers bankruptcy proceedings. There was no gain or loss recorded as a result of the sale.

    We have extended the duration of our portfolio over the last year in order to take advantage of opportunities related to fluctuations and changes in the treasury curve and the resulting impact on bond yields.  As a result, our investment portfolio is currently yielding 5.33% compared to 5.09% a year ago on a tax equivalent basis.

Estimated Fair Market Value of Investment Portfolio
	September 30, 2008		December 31, 2007
(dollars in thousands)	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$ 18,158	14.1	$ 17,236	14.3
Obligations of state & political
subdivisions	36,409	28.4	30,844	25.4
Corporate obligations	4,610	3.6	7,813	6.5
Mortgage-backed securities	68,588	53.5	62,642	51.9
Equity securities	462	0.4	2,267	1.9
Total	$ 128,227	100.0	$ 120,802	100.0

	September 30, 2008/
	December 31, 2007
	Change
(dollars in thousands)	Amount	%
Available-for-sale:
U. S. Agency securities	$ 922	5.3
Obligations of state & political
subdivisions	5,565	18.0
Corporate obligations	(3,203)	(41.0)
Mortgage-backed securities	5,946	9.5
Equity securities	(1,805)	(79.6)
Total	$ 7,425	6.1

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

    As shown in the table below, total loans increased approximately $5.8 million or 1.4% during the first nine months of 2008.  Commercial real estate, construction, commercial and other loans, and state and political subdivision loans increased by $1.8 million, $2.0 million, $4.3 million, and $3.1 million, respectively.  Residential real estate and consumer loans have decreased $3.6 million and $1.2 million, respectively.

    The decrease in our residential real estate and loans to individuals during the first nine months of 2008 is due primarily to a decrease in loan demand related to several economic factors. Recessionary pressures, a softening economy, higher energy and food costs and a depressed housing market have all had a negative impact on our residential real estate loan growth.  Additionally, we have continued to maintain our emphasis on sound credit underwriting standards.  Despite the decrease, residential mortgage lending is a principal business activity and our Company continues to offer a full menu of competitively priced conforming, nonconforming and home equity mortgages.

    While commercial loan demand has not been robust, we have been able to grow our commercial real estate and other commercial loan portfolio.  This growth, despite the slowing economy and our emphasis on strong underwriting standards, reflects on the Company’s focus on commercial lending as a means to increase loan growth as well as obtain deposits from farmers and small businesses throughout our market area.  We have a strong team of experienced professionals that enable us to meet the needs of these commercial customers within our service area.  At the same time, we have increased our state and political loan portfolio.  Our lenders have developed the expertise to meet the business needs of these unique customers while managing our effective tax rate by increasing tax-exempt revenue.

	September 30,		December 31,
	2008		2007
(in thousands)	Amount	%	Amount	%
Real estate:
Residential	$ 198,288	46.2	$ 201,861	47.7
Commercial	102,143	23.8	100,380	23.7
Agricultural	16,322	3.8	16,891	4.0
Construction	13,326	3.1	11,330	2.7
Loans to individuals
for household, family and other purchases	11,846	2.8	13,082	3.1
Commercial and other loans	38,948	9.1	34,664	8.2
State & political subdivision loans	48,272	11.2	45,171	10.6
Total loans	429,145	100.0	423,379	100.0
Less allowance for loan losses	4,288		4,197
Net loans	$ 424,857		$ 419,182

	September 30, 2008/
	December 31, 2007
	Change
(in thousands)	Amount	%
Real estate:
Residential	$ (3,573)	(1.8)
Commercial	1,763	1.8
Agricultural	(569)	(3.4)
Construction	1,996	17.6
Loans to individuals
for household, family and other purchases	(1,236)	(9.4)
Commercial and other loans	4,284	12.4
State & political subdivision loans	3,101	6.9
Total loans	$ 5,766	1.4

Allowance For Loan Losses

    The allowance for loan losses as a percentage of loans increased from .99% at December 31, 2007 to 1.00% at September 30, 2008.  The dollar amount of the reserve increased $91,000 since year-end 2007.  The increase is a result of a $225,000 provision for the first nine months less net charge-offs.  Gross charge-offs for the first nine months of 2008 were $167,000, while recoveries were $33,000.

	September 30,	December 31,
(in thousands)	2008	2007	2006	2005	2004
Balance, at beginning of period	$ 4,197	$ 3,876	$ 3,664	$ 3,919	$ 3,620
Provision charged to income	225	365	330	60	-
Increase related to acquisition	-	-	-	-	290
Recoveries on loans previously
charged against the allowance	33	142	172	57	324
	4,455	4,383	4,166	4,036	4,234
Loans charged against the allowance	(167)	(186)	(290)	(372)	(315)
Balance, at end of year	$ 4,288	$ 4,197	$ 3,876	$ 3,664	$ 3,919

Allowance for loan losses as a percent
of total loans	1.00%	0.99%	0.93%	0.96%	1.09%

Allowance for loan losses as a percent
of non-performing loans	139.58%	191.64%	115.43%	163.94%	176.53%

    The adequacy of the allowance for loan losses is subject to a formal analysis by management of the Company.  Management believes the allowance to be adequate to absorb inherent losses probable in the portfolio, as of September 30, 2008.  See the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a description of the process and methodology supporting the allowance for loan losses and any related provision for loan losses.

Credit Quality Risk

    The following table identifies amounts of loan losses and non-performing loans.  Past due loans are those that were contractually past due 90 days or more as to interest or principal payments (dollars in thousands).

	September 30,	December 31,
(dollars in thousands)	2008	2007	2006	2005	2004
Non-performing loans:
Non-accruing loans	$ 661	$ 827	$ 478	$ 867	$ 722
Impaired loans	1,884	1,088	1,190	1,031	1,061
Accrual loans - 90 days or
more past due	527	275	1,690	337	437
Total non-performing loans	3,072	2,190	3,358	2,235	2,220
Foreclosed assets held for sale	865	203	758	619	712
Total non-performing assets	$ 3,937	$2,393	$4,116	$2,854	$2,932
Non-performing loans as a percent of loans
net of unearned income	0.72%	0.52%	0.81%	0.58%	0.62%
Non-performing assets as a percent of loans
net of unearned income	0.92%	0.57%	0.99%	0.75%	0.82%

    Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.  Impaired loans increased by $796,000 since December 31, 2007 primarily due to one commercial real estate relationship.  Projected losses are minimal due to the collateral support of those loans.

Bank Owned Life Insurance

    The Company has elected to purchase bank owned life insurance to offset future employee benefit costs.  As of September 30, 2008 the cash surrender value of this life insurance is $8,639,000, an increase of $261,000 since December 31, 2007.  The use of life insurance policies provides the Company with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.

Deposits

    Traditional deposits continue to be the most significant source of funds for the Company. Deposits increased $58,924,000 or 12.9%, since December 31, 2007.  The increase in deposits is due to several reasons.  Our market area has been positively impacted from oil and gas exploration activities.  We have developed targeted products to meet the needs of customers benefiting from this activity.  The overall turbulence and volatility in the financial markets has resulted in customers seeking more stability in their deposits.  Finally, our ability to work with local municipalities to meet their business needs has resulted in increased deposits.

    As of September 30, 2008, non-interest-bearing deposits increased $8,356,000, NOW accounts increased $6,945,000, savings accounts increased $4,721,000, and certificates of deposit increased by $43,416,000.  The increase in NOW accounts is predominantly from state and political deposits.  Money market deposits decreased $6,152,000 primarily due to customers seeking higher deposit rates due to the Federal Reserve’s actions to decrease short-term rates.  This includes $3.9 million from one large customer shifting money from money market deposits to certificates of deposit.  The increase in certificates of deposit is due to reasons noted above.  Approximately $15 million of deposits have come from oil and gas exploration activities.

	September 30,		December 31,
	2008		2007
(in thousands)	Amount	%	Amount	%
Non-interest-bearing deposits	$ 59,300	11.5	$ 50,944	11.2
NOW accounts	106,807	20.6	99,862	21.9
Savings deposits	42,717	8.3	37,996	8.3
Money market deposit accounts	45,246	8.8	51,398	11.3
Brokered certificates of deposit	7,843	1.5	6,205	1.3
Certificates of deposit	253,039	49.1	209,623	46.0
Total	$ 514,952	100.0	$ 456,028	100.0

	September 30, 2008/
	December 31, 2007
	Change
(in thousands)	Amount	%
Non-interest-bearing deposits	$ 8,356	16.4
NOW accounts	6,945	7.0
Savings deposits	4,721	12.4
Money market deposit accounts	(6,152)	(12.0)
Brokered certificates of deposit	1,638	26.4
Certificates of deposit	43,416	20.7
Total	$ 58,924	12.9

Borrowed Funds

    Borrowed funds decreased $27,723,000 during the first nine months of 2008. The ability to grow our deposits was the main factor in decreasing the amount of our borrowed funds.  The Company's daily cash requirements are primarily met by using the financial instruments available primarily through the Federal Home Loan Bank.

    In December 2003, the Company formed a special purpose entity, Citizens Financial Statutory Trust I (“the Entity”), to issue $7,500,000 of floating rate obligated mandatory redeemable securities as part of a pooled offering.  The rate is determined quarterly and floats based on the 3 month LIBOR plus 2.80%.  At September 30, 2008, the rate was 5.62%.  The securities may be redeemed, in whole or in part, at face value after December 17, 2008.  The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable, which is included within “Borrowed Funds” in the liabilities section of the Company’s balance sheet.  Under current accounting rules, the Company’s minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet.  The Entity is not consolidated as part of the Company’s consolidated financial statements.

Stockholder’s Equity

    We evaluate stockholders’ equity in relation to total assets and the risks associated with those assets.  The greater the capital resource, the more likely a corporation will meet its cash obligations and absorb unforeseen losses.  For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

    Total stockholders’ equity was $47,474,000 at September 30, 2008 compared to $48,528,000, at December 31, 2007, a decrease of $1,054,000 or 2.2%.  Excluding accumulated other comprehensive loss, stockholder’s equity increased $1,229,000, or 2.5%.  In the first nine months of 2008, the Company had net income of $3,415,000 and paid dividends of $1,977,000, representing a dividend payout ratio of 57.89%.  The Company also purchased 10,585 shares of treasury stock at a weighted average cost of $23.03 per share.

    All of the Company’s investment securities are classified as available-for-sale making this portion of the Company’s balance sheet more sensitive to the changing market value of investments.  Accumulated other comprehensive income decreased $2,283,000 compared to December 31, 2007 as a result of market value fluctuations.

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

	September 30,		December 31,
(dollars in thousands)	2008		2007
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$54,081	13.37%	$51,320	13.00%
For capital adequacy purposes	32,371	8.00%	31,576	8.00%
To be well capitalized	40,463	10.00%	39,470	10.00%

Tier I capital (to risk-weighted assets)
Company	$49,792	12.31%	$47,124	11.94%
For capital adequacy purposes	16,185	4.00%	15,788	4.00%
To be well capitalized	24,278	6.00%	23,682	6.00%

Tier I capital (to average assets)
Company	$49,792	8.27%	$47,124	8.20%
For capital adequacy purposes	24,094	4.00%	22,979	4.00%
To be well capitalized	30,117	5.00%	28,723	5.00%

    The Bank’s computed risk-based capital ratios are as follows:

	September 30,		December 31,
(dollars in thousands)	2008		2007
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$48,354	11.97%	$45,456	11.53%
For capital adequacy purposes	32,310	8.00%	31,531	8.00%
To be well capitalized	40,388	10.00%	39,413	10.00%

Tier I capital (to risk-weighted assets)
Bank	$44,066	10.91%	$41,260	10.47%
For capital adequacy purposes	16,155	4.00%	15,765	4.00%
To be well capitalized	24,233	6.00%	23,648	6.00%

Tier I capital (to average assets)
Bank	$44,066	7.32%	$41,260	7.19%
For capital adequacy purposes	24,067	4.00%	22,959	4.00%
To be well capitalized	30,084	5.00%	28,699	5.00%

Off Balance Sheet Activities

    Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs.   The contractual amount of financial instruments with off-balance sheet risk at September 30, 2008 was as follows (dollars in thousands):

Commitments to extend credit	$ 71,652
Standby letters of credit	6,325
$ 77,977

    We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use.  The non-contractual amount of financial instruments with off-balance sheet risk at September 30, 2008 was $11,269,000.  The Company reserves the right to discontinue this service without prior notice.

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

    Capital expenditures during the first nine months of 2008 were $249,000, compared to $418,000 during the same time period in 2007.

    Our Company achieves additional liquidity primarily from temporary or short-term investments in the Federal Home Loan Bank (FHLB) of Pittsburgh, PA, and investments that mature in less than one year.  The Company also has a maximum borrowing capacity at the FHLB of approximately $224.3 million as an additional source of liquidity, of which $36.0 million is outstanding.

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

    Currently, our Company has equity securities that represent only .4% of our investment portfolio.

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

    We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure.  A shock analysis during the third quarter of 2008 indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twenty-four months, well within our ability to manage effectively.

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

Changes to Internal Control Over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

    In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. At September 30, 2008 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

7/1/08 to 7/31/08	2,648	$23.21	2,648	65,643
8/1/08 to 8/31/08	-	$0.00	-	65,643
9/1/08 to 9/30/08	-	$0.00	-	65,643
Total	2,648	$23.21	2,648	65,643

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

Citizens Financial Services, Inc.

November 6, 2008	By:	/s/ Randall E. Black
By: Randall E. Black
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2008	By:	/s/ Mickey L. Jones
By: Mickey L. Jones
Chief Financial Officer
(Principal Accounting Officer)