Form 10-K
period 2008-12-31
CITIZENS FINANCIAL SERVICES INC
filed 2009-03-12
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

■               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2008

or

□               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-13222

CITIZENS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	23-2265045
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
15 South Main Street, Mansfield, Pennsylvania	16933
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(570) 662-2121

Securities registered pursuant to Section 12(b) of the Act:	None

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
    □  Yes     ■  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $54,961,808 as of June 30, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,847,371 as of February 18, 2009

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference to the Registrant’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.

II

Citizens Financial Services, Inc. Form 10-K INDEX
Page
PART I
ITEM 1 – BUSINESS	1 – 5
ITEM 1A – RISK FACTORS	6 – 8
ITEM 1B – UNRESOLVED STAFF COMMENTS	8
ITEM 2 – PROPERTIES	8
ITEM 3 – LEGAL PROCEEDINGS	8
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	8
PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	9 – 10
ITEM 6 – SELECTED FINANCIAL DATA	11
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	12 – 34
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	34
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	35 – 70
ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	71
ITEM 9A(T) – CONTROLS AND PROCEDURES	71
ITEM 9B– OTHER INFORMATION	71
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	72
ITEM 11 – EXECUTIVE COMPENSATION	72
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	72 – 73
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	73
ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES	73
PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	74 – 75
SIGNATURES	76

III

PART I

ITEM 1 – BUSINESS.

CITIZENS FINANCIAL SERVICES, INC.

Citizens Financial Services, Inc. (the “Company”), a Pennsylvania corporation, was incorporated on April 30, 1984. The Company is registered with the Board of Governors of the Federal Reserve System (“FRB”) as a bank holding company under the Bank Holding Company Act of 1956, as amended.  Simultaneous with establishment of the Company in 1984, First Citizens National Bank (the “Bank”) became a wholly-owned subsidiary of the Company.   The Company is subject to regulation, supervision and examination by the FRB.  In general, the Company is limited to owning or controlling banks and engaging in such other activities as are properly incident thereto.

Our Company is primarily engaged in the ownership and management of the Bank and its wholly-owned insurance agency subsidiary.

FIRST CITIZENS NATIONAL BANK

The Bank was created as a result of the merger of Citizens National Bank of Blossburg, Pennsylvania with and into The First National Bank of Mansfield in 1970.  Upon consummation of the merger, the Bank had 2 offices and served Tioga County, Pennsylvania.  In 1971, the Bank expanded its operations into Potter County through the acquisition of the Grange National Bank, which had offices in Ulysses and Genesee, Pennsylvania.  As previously discussed, the Bank became the wholly-owned subsidiary of Citizens Financial Services, Inc. in 1984.  On November 16, 1990, the Company acquired Star Savings and Loan Association, originally organized as a Pennsylvania state-chartered mutual savings and loan association in 1899, and converted it into a Pennsylvania state-chartered permanent reserve fund stock savings and loan association on March 27, 1986. On December 31, 1991, the Star Savings and Loan Association merged with and into the Bank.  On April 20, 1996, the Bank purchased two branch offices of Meridian Bank in Canton and Gillett, Pennsylvania.  In October 1996, the Bank opened an office in the Weis Supermarket in Wellsboro, Pennsylvania.  In August of 2000, the Bank opened an office in the Wal-Mart Super-center in Mansfield, Pennsylvania.  On October 27, 2000, the Bank purchased six branch offices of Sovereign Bank in Bradford County, Pennsylvania.  In February 2001, the Bank consolidated two of the six Sovereign branches.  On June 4, 2004, two branches of The Legacy Bank in Bradford County, Pennsylvania were purchased and the Bank consolidated two of its existing branches to maximize efficiencies.  On December 17, 2005, the Hannibal branch of the Fulton Savings Bank in Hannibal, New York was acquired.  Simultaneous with the purchase, the branch was relocated to Wellsville, New York (Allegany County) and opened for business on December 19, 2005.  On November 21, 2008, the Mansfield, Pennsylvania branch of The Elmira Savings Bank was acquired.

The Bank’s main office is located at 15 South Main Street, Mansfield, (Tioga County) Pennsylvania.  The Bank’s primary market area consists of the Pennsylvania Counties of Bradford, Potter and Tioga in North Central Pennsylvania.  It also includes Allegany, Steuben, Chemung and Tioga Counties in Southern New York.  The economy is diversified and includes manufacturing industries, wholesale and retail trade, service industries, family farms and the production of natural resources of gas and timber.  We are dependent geographically upon the economic conditions in north central Pennsylvania and the southern tier of New York.  In addition to the main office, the Bank has 16 other full service branch offices in its market area.

The Bank is a full-service bank engaging in a broad range of banking activities and services for individual, business, governmental and institutional customers.  These activities and services principally include checking, savings, time and deposit accounts; real estate, commercial, industrial, residential and consumer loans; and a variety of other specialized financial services.  The Trust and Investment division offers a full range of client investment, estate and retirement services through the Bank’s wholly owned insurance agency subsidiary, First Citizens Insurance Agency, Inc.

As of December 31, 2008, the Bank employed 159 full time employees and 29 part-time employees, resulting in 169 full time equivalent employees at our corporate offices and other banking locations.

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

The Bank is a national bank and a member of the Federal Reserve System, and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank is subject to regulation and examination by the Office of the Comptroller of the Currency (OCC), and to a much lesser extent, the Federal Reserve Board and the FDIC.  The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, and the interest that may be charged on loans, and limitations on the types of investments that may be made and the types of services that may be offered.  The Bank is subject to extensive regulation and reporting requirements in a variety of areas, including helping to prevent money laundering, to preserve financial privacy and to properly report late payments, defaults and denials of loan applications.  The Community Reinvestment Act requires the Bank to help meet the credit needs of the entire community where the Bank operates, including low and moderate income neighborhoods.  The Bank's rating under the Community Reinvestment Act, assigned by the Comptroller of the Currency pursuant to an examination of the Bank, is important in determining whether the bank may receive approval for, or utilize certain streamlined procedures in, applications to engage in new activities.  The Bank’s present CRA rating is “Satisfactory.”  Various consumer laws and regulations also affect the operations of the Bank.  In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy.

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

In addition to the risk-based capital guidelines, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio of a minimum level of Tier 1 capital (as determined under the risk-based capital guidelines) equal to 3% of average total consolidated assets for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion.  All other bank holding companies are required to maintain a ratio of at least 1% above the stated minimum.  The Bank is subject to identical capital requirements adopted by the OCC.

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

REGULATORY RESTRICTIONS ON DIVIDENDS

The Bank may not, under the National Bank Act, declare a dividend without approval of the OCC, unless the dividend to be declared by the Bank's Board of Directors does not exceed the total of:  (i) the Bank's net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The Federal Reserve Board, the OCC and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.

Under these policies and subject to the restrictions applicable to the Bank, the Bank could have declared, during 2008, without prior regulatory approval, aggregate dividends of approximately $8.1 million, plus net profits earned to the date of such dividend declaration.

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

INSURANCE OF DEPOSIT ACCOUNTS

The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned, with less risky institutions paying lower assessments.

For 2008, assessments ranged from five to forty-three basis points of assessable deposits.  Due to losses incurred by the Deposit Insurance Fund from failed institutions in 2008, and anticipated future losses, the FDIC has adopted, pursuant to a Restoration Plan to replenish the fund, an across the board seven basis point increase in the assessment range for the first quarter of 2009.  The FDIC has adopted further refinements to its risk-based assessment system that are effective April 1, 2009 and would effectively make the range seven to 77 1/2 basis points.  The FDIC may adjust the scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking.  No institution may pay a dividend if in default of the federal deposit insurance assessment.  The Federal Deposit Insurance Corporation has also adopted an interim final rule that would impose a special emergency assessment of up to 20 basis points of assessable deposits, as of June 30, 2009, in order to cover the losses to the Deposit Insurance Fund.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2010.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, non-interest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 would be guaranteed by the FDIC through June 30, 2012.  The Bank made the business decision to participate in the unlimited non-interest bearing transaction account coverage and the Bank and the Company opted to participate in the unsecured debt guarantee program.

The Federal Deposit Insurance Reform Act of 2005 (“Reform Act”) provided a one-time credit for eligible institutions based on their assessment base as of December 31, 1996.  Subject to certain limitations, credits could be used beginning in 2007 to offset assessments until exhausted.  The Bank’s one-time credit approximated $335,000, of which $126,000 was utilized in 2007 and the remaining $209,000 in 2008.  The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  That payment is established quarterly and during the calendar year ending December 31, 2008 averaged 1.12 basis points of assessable deposits.

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

RECENT LEGISLATION

Troubled Asset Relief Program.  On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted establishing the Troubled Asset Relief Program (“TARP”).  On October 14, 2008, Treasury announced its intention to inject capital into U.S. financial institutions under the TARP Capital Purchase Program (“CPP”) and since has injected capital into many financial institutions.  The Board of Directors of the Company determined not to participate in the CPP.

Temporary Liquidity Guarantee Program. On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”).  The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by Treasury, as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. The Company elected to participate in both guarantee programs.

American Recovery and Reinvestment Act of 2009. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted.  The ARRA, commonly known as the economic stimulus or economic recovery package, includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.  In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until the institution has repaid Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to Treasury’s consultation with the recipient’s appropriate regulatory agency.

Future Legislation.  Various legislation affecting financial institutions and the financial industry is from time to time introduced in Congress.  Such legislation may change banking statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. With the recent enactments of EESA and ARRA, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.

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

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

We currently are operating in a challenging and uncertain economic environment, both nationally and in the local markets that we serve. Financial institutions continue to be affected by sharp declines in financial and real estate values.  Continued declines in real estate values and home sales, and an increase in the financial stress on borrowers stemming from an uncertain economic environment, including rising unemployment, could have an adverse effect on our borrowers or their customers, which could adversely impact the repayment of the loans we have made. The overall deterioration in economic conditions also could subject us to increased regulatory scrutiny. In addition, a prolonged recession, or further deterioration in local economic conditions, could result in an increase in loan delinquencies; an increase in problem assets and foreclosures; and a decline in the value of the collateral for our loans.  Furthermore, a prolonged recession or further deterioration in local economic conditions could drive the level of loan losses beyond the level we have provided for in our loan loss allowance, which could necessitate our increasing our provision for loans losses, which would reduce our earnings.  Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

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

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio monthly and at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2008, our investment portfolio included available for sale investment securities with a carrying value of $171.4 million and an estimated fair value of $174.1 million, which included unrealized losses on 47 securities totaling $1.4 million.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down theses securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Future FDIC assessments will hurt our earnings.

In February 2009, the FDIC adopted an interim final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures.  The interim final rule would impose an emergency assessment of up to 20 basis points of assessable deposits as of June 30, 2009.  The assessment will be collected on September 30, 2009.  The special assessment will negatively impact the Company’s earnings by up to $1,100,000 and the Company expects that non-interest expense will increase by up to $1,800,000 in 2009 compared to 2008 due to this increase in FDIC insurance.  In addition, the interim rule would also permit the FDIC to impose additional emergency special assessments after June 30, 2009, of up to 10 basis points per quarter if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures.  Any additional emergency special assessment imposed by the FDIC will further hurt the Company’s earnings.

The market price of our common stock may be materially adversely affected by market volatility.

Many publicly traded financial services companies have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance or prospects of such companies.  We may experience market fluctuations that are not directly related to our operating performance but are influenced by the market’s perception of the state of the financial services industry in general and, in particular, the market’s assessment of general credit quality conditions, including default and foreclosure rates in the industry.

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

In addition, some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on federally insured financial institutions.  As a result, those non-bank competitors may be able to access funding and provide various services more easily or at less cost than we can, adversely affecting our ability to compete effectively.

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

In addition to these banking laws and regulations, we are also subject to the Securities Exchange Act of 1934, as amended, and the rules and regulations issued thereunder.  Moreover, we are subject to the provisions of the Sarbanes-Oxley Act of 2002 (SOX) and the rules and regulations issued thereunder by the Securities and Exchange Commission (“SEC”).  These laws and regulations impose, among other things, significant responsibilities on officers, auditors, boards of directors and audit committees. Our expenses related to services rendered by our accountants, legal counsel and consultants have increased and may continue to increase in order to ensure compliance with these laws and regulations.

Under Section 404 of SOX, we were required to conduct a comprehensive review and assessment of the adequacy of our existing systems and controls as of the end of 2008 and our auditors will have to attest to our assessment beginning with the twelve months ended December 31, 2009.  This resulted in additional expenses in 2008 and will result in further expenses in succeeding years that may adversely affect our results of operations.  In a SOX 404 review, we could uncover deficiencies or material weaknesses in existing systems and controls. If that is the case, we would have to take the necessary steps to correct any deficiencies or material weaknesses, which may be costly and may strain our management resources.   We also would be required to disclose any such material weaknesses, which could adversely affect the market price of our common stock.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2 – PROPERTIES.

The headquarters of the Company and Bank are located at 15 South Main Street, Mansfield, Pennsylvania. The building contains the central offices of the Company and Bank. Our bank owned sixteen banking facilities and leased two other facilities as of December 31, 2008.  Subsequent to December 31, 2008, one facility was sold and leased back.  All buildings owned by the Bank are free of any liens or encumbrances.

The net book value of owned properties and leasehold improvements totaled $11,996,639 as of December 31, 2008.  The properties are adequate to meet the needs of the employees and customers. We have equipped all of our facilities with current technological improvements for data and word processing.

ITEM 3 - LEGAL PROCEEDINGS.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended December 31, 2008, no matters were submitted to vote of security holders through a solicitation of proxies or otherwise.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's stock is not listed on any stock exchange, but it is quoted on the OTC Bulletin Board under the trading symbol CZFS.  Prices presented in the table below are bid prices between broker-dealers published by the OTC Bulletin Board and the Pink Sheets Electronic Quotation Service.  The prices do not include retail markups or markdowns or any commission to the broker-dealer.  The bid prices do not necessarily reflect prices in actual transactions.  Cash dividends are declared on a quarterly basis and are summarized in the table below (also see dividend restrictions in Note 13 of the consolidated financial statements).

			Dividends			Dividends
	2008		paid	2007		paid
	High	Low	per share	High	Low	per share
First quarter	$ 21.78	$ 17.87	$ 0.230	$ 22.57	$ 21.04	$ 0.220
Second quarter	23.27	20.05	0.235	23.52	20.94	0.225
Third quarter	24.50	21.25	0.235	22.75	20.25	0.225
Fourth quarter	21.00	17.25	0.290	21.75	19.35	0.230

The Company has paid dividends since April 30, 1984, the effective date of our formation as a bank holding company. The Company's Board of Directors intends to continue the dividend payment policy; however, future dividends necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors in existence at the time the Board of Directors considers a dividend policy. Cash available for dividend distributions to stockholders of the Company comes from dividends paid to the Company by the Bank. Therefore, restrictions on the ability of the Bank to make dividend payments are directly applicable to the Company.  See “Note 13 – Regulatory Matters” to the consolidated financial statements.

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

The Company distributed a 1% stock dividend on July 25, 2008 to all shareholders of record as of July 11, 2008.

As of February 11, 2009, the Company had approximately 1,535 stockholders of record.  The computation of stockholders of record excludes individual participants in securities positions listings. The following table presents information regarding the Company’s stock repurchases during the three months ended December 31, 2008:

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

10/1/08 to 10/31/08	-	-	-	65,643
11/1/08 to 11/30/08	1,066	$19.98	1,066	64,577
12/1/08 to 12/31/08	277	$19.50	277	64,300
Total	1,343	$19.88	1,343	64,300

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

ITEM 6 - SELECTED FINANCIAL DATA.

The following table sets forth certain financial data as of and for each of the years in the five year period ended December 31, 2008:

(in thousands, except share data)	2008	2007	2006	2005	2004
Interest income	$ 37,238	$ 36,024	$ 32,851	$ 28,699	$ 26,606
Interest expense	14,058	16,922	14,953	11,000	9,235
Net interest income	23,180	19,102	17,898	17,699	17,371
Provision for loan losses	330	365	330	60	-
Net interest income after provision
for loan losses	22,850	18,737	17,568	17,639	17,371
Non-interest income	5,245	5,114	4,712	4,688	4,527
Investment securities gains (losses), net	(4,089)	(29)	4	-	(235)
Non-interest expenses	15,877	15,314	15,027	15,387	14,922
Income before provision for income taxes	8,129	8,508	7,257	6,940	6,741
Provision for income taxes	1,224	1,772	1,457	1,666	1,474
Net income	$ 6,905	$ 6,736	$ 5,800	$ 5,274	$ 5,267

Return on Assets (net income to average total assets)	1.13%	1.16%	1.05%	1.04%	1.09%
Return on Equity (net income to average total equity)	13.51%	14.38%	13.21%	12.63%	13.40%
Dividend Payout Ratio (dividends declared divided by net income)	40.77%	37.86%	42.10%	44.28%	41.90%
Equity to Asset Ratio (average equity to average total assets,	8.33%	8.10%	7.98%	8.20%	8.15%
excluding other comprehensive income)

Per share data:
Net income (1)	$ 2.42	$ 2.35	$ 2.00	$ 1.79	$ 1.78
Cash dividends (1)	0.99	0.90	0.84	0.79	0.75
Book value (1) (2)	18.52	17.13	15.73	14.71	13.77

Total investments	$ 174,139	$ 120,802	$ 109,743	$ 102,602	$ 95,747
Loans, net (3)	428,436	419,182	410,897	379,139	355,774
Total assets (3)	668,612	591,029	572,168	529,241	499,347
Total deposits (3)	546,680	456,028	446,515	429,799	419,074
Stockholders' equity	52,770	48,528	43,500	41,561	40,789

(1) Amounts were adjusted to reflect stock dividends.
(2) Calculation excludes accumulated other comprehensive income.
(3) Amounts in 2004 reflect the acquisition of branches in the second quarter of 2004.
Amounts in 2005 reflect the branch acquisition in the fourth quarter of 2005.
Amounts in 2008 reflect the branch acquisition in the fourth quarter of 2008.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CAUTIONARY STATEMENT

Forward-looking statements may prove inaccurate. We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Company, the Bank, First Citizens Insurance Agency, Inc. or the Company on a consolidated basis. When we use words such as “believes,” “expects,” “anticipates,” or similar expressions, we are making forward-looking statements.  For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements:

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

INTRODUCTION

The following is management’s discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the Company. Our Company’s consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes. Except as noted, tabular information is presented in thousands of dollars.

Our Company currently engages in the general business of banking throughout our service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 17 banking facilities.  In Pennsylvania, these offices are located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, the Wellsboro Weis Market store and the Mansfield Wal-Mart Super Center.  In New York, our office is in Wellsville.

On November 21, 2008, the Bank acquired the Mansfield, Pennsylvania branch of the Elmira Savings Bank, ESB.  The acquisition provided the Bank with approximately 40% of the deposit market share in Tioga County (see Note 18 to the consolidated financial statements).

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

Readers should carefully review the risk factors described in other documents our Company files with the SEC, including the annual reports on Form 10-K, the quarterly reports on Form 10-Q and any current reports on Form 8-K filed by us.

TRUST AND INVESTMENT SERVICES

Our Investment and Trust Services Division is committed to helping our customers meet their financial goals.  The Trust Division offers professional trust administration, investment management services, estate planning and administration, custody of securities and individual retirement accounts.  Assets held by the Bank in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Bank.  As of December 31, 2008, non-deposit investment products under management totaled $34.5 million.  Additionally, as summarized in the table below, the Trust Department had assets under management as of December 31, 2008 and 2007 of $74.3 million and $94.4 million, respectively.  The decrease is primarily due to a decline in the fair value of plan assets given the overall market decline in equity securities and mutual funds during 2008.

(market values - in thousands)	2008	2007
INVESTMENTS:
Bonds	$ 20,842	$ 21,081
Stock	14,771	23,014
Savings and Money Market Funds	10,068	9,907
Mutual Funds	26,614	38,177
Mortgages	1,070	1,098
Real Estate	978	978
Miscellaneous	1	12
Cash	3	106
TOTAL	$ 74,347	$ 94,373
ACCOUNTS:
Trusts	24,345	30,306
Guardianships	857	682
Employee Benefits	26,722	34,944
Investment Management	21,995	27,791
Custodial	428	650
TOTAL	$ 74,347	$ 94,373

Our Financial Consultants offer full service brokerage services throughout the Bank’s market area.  Appointments can be made at any Bank branch.  The Financial Consultants provide financial planning and help our customers achieve their financial goals with their choice of mutual funds, annuities, health and life insurance.  These products are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.

RESULTS OF OPERATIONS

Net income for the twelve months ended December 31, 2008 was $6,905,000, which represents an increase of $169,000, or 2.5%, when compared to the 2007 related period.  Net income for the twelve months ended December 31, 2007 totaled $6,736,000, an increase of $936,000 from the 2006 related period.  Earnings per share were $2.42, $2.35 and $2.00 for the years ended 2008, 2007 and 2006, respectively.

The following table sets forth certain performance ratios of our Company for the periods indicated:

	2008	2007	2006
Return on Assets (net income to average total assets)	1.13%	1.16%	1.05%
Return on Equity (net income to average total equity)	13.51%	14.38%	13.21%
Dividend Payout Ratio (dividends declared divided by net income)	40.76%	37.86%	42.10%
Equity to Asset Ratio (average equity to average total assets, excluding other comprehensive income)	8.33%	8.10%	7.98%

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

The following table sets forth our Company’s average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created (dollars in thousands):

			Analysis of Average Balances and Interest Rates (1)
	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	7,118	57	0.80	102	5	5.10	4	-	5.14
Total short-term investments	7,118	57	0.80	102	5	5.10	4	-	5.14
Investment securities:
Taxable	99,872	5,013	5.02	95,417	4,702	4.93	86,198	3,892	4.52
Tax-exempt (3)	36,016	2,235	6.21	24,173	1,451	6.00	22,952	1,368	5.96
Total investment securities	135,888	7,248	5.33	119,590	6,153	5.14	109,150	5,260	4.82
Loans:
Residential mortgage loans	211,958	15,726	7.42	211,171	15,640	7.41	209,305	14,842	7.09
Commercial & agricultural loans	156,873	11,872	7.57	147,921	11,740	7.94	134,813	10,353	7.68
Loans to state & political subdivisions	47,766	2,998	6.28	45,259	2,751	6.08	43,642	2,604	5.97
Other loans	11,849	1,079	9.11	12,426	1,150	9.25	12,747	1,141	8.95
Loans, net of discount (2)(3)(4)	428,446	31,675	7.39	416,777	31,281	7.51	400,507	28,940	7.23
Total interest-earning assets	571,452	38,980	6.82	536,469	37,439	6.98	509,661	34,200	6.71
Cash and due from banks	9,548			9,299			9,093
Bank premises and equipment	12,390			12,773			12,415
Other assets	19,756			18,832			18,610
Total non-interest earning assets	41,694			40,904			40,118
Total assets	613,146			577,373			549,779
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	106,694	1,314	1.23	95,098	2,026	2.13	85,481	1,638	1.92
Savings accounts	41,494	153	0.37	38,443	137	0.36	39,170	130	0.33
Money market accounts	45,073	828	1.84	50,189	1,787	3.56	45,717	1,464	3.20
Certificates of deposit	242,751	9,197	3.79	225,590	9,413	4.17	218,019	8,453	3.88
Total interest-bearing deposits	436,012	11,492	2.64	409,320	13,363	3.26	388,387	11,685	3.01
Other borrowed funds	64,858	2,566	3.96	66,525	3,559	5.35	63,635	3,268	5.14
Total interest-bearing liabilities	500,870	14,058	2.81	475,845	16,922	3.56	452,022	14,953	3.31
Demand deposits	54,438			48,981			49,324
Other liabilities	6,735			6,783			4,757
Total non-interest-bearing liabilities	61,173			55,764			54,081
Stockholders' equity	51,103			45,764			43,676
Total liabilities & stockholders' equity	613,146			577,373			549,779
Net interest income		24,922			20,517			19,247
Net interest spread (5)			4.01%			3.42%			3.40%
Net interest income as a percentage
of average interest-earning assets			4.36%			3.82%			3.78%
Ratio of interest-earning assets
to interest-bearing liabilities			1.14			1.13			1.13

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

Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  Accordingly, tax equivalent adjustments for investments and loans have been made accordingly to the previous table for the years ended December 31, 2008, 2007 and 2006, respectively:

	2008	2007	2006
Interest and dividend income
from investment securities (non-tax adjusted)	$ 6,528	$ 5,626	$ 4,750
Tax equivalent adjustment	777	532	510
Interest and dividend income
from investment securities (tax equivalent basis)	$ 7,305	$ 6,158	$ 5,260

	2008	2007	2006
Interest and fees on loans (non-tax adjusted)	$ 30,710	$ 30,398	$ 28,101
Tax equivalent adjustment	965	883	839
Interest and fees on loans (tax equivalent basis)	$ 31,675	$ 31,281	$ 28,940

	2008	2007	2006
Total interest income	$ 37,238	$ 36,024	$ 32,851
Total interest expense	14,058	16,922	14,953
Net interest income	23,180	19,102	17,898
Total tax equivalent adjustment	1,742	1,415	1,349
Net interest income (tax equivalent basis)	$ 24,922	$ 20,517	$ 19,247

The following table shows the tax-equivalent effect of changes in volume and rates on interest income and expense (in thousands):

Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis (1)

	2008 vs. 2007 (1)			2007 vs. 2006 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ 53	$ (1)	$ 52	$ 5	$ -	$ 5
Investment securities:
Taxable	223	88	311	436	374	810
Tax-exempt	733	51	784	73	10	83
Total investment securities	956	139	1,095	509	384	893
Loans:
Residential mortgage loans	58	28	86	133	665	798
Commercial & agricultural loans	568	(436)	132	1,031	356	1,387
Loans to state & political subdivisions	155	92	247	97	50	147
Other loans	(53)	(18)	(71)	(26)	35	9
Total loans, net of discount	728	(334)	394	1,235	1,106	2,341
Total Interest Income	1,737	(196)	1,541	1,749	1,490	3,239
Interest Expense:
Interest-bearing deposits:
NOW accounts	289	(1,001)	(712)	195	193	388
Savings accounts	11	5	16	(3)	10	7
Money Market accounts	(167)	(792)	(959)	150	173	323
Certificates of deposit	1,029	(1,245)	(216)	301	659	960
Total interest-bearing deposits	1,162	(3,033)	(1,871)	643	1,035	1,678
Other borrowed funds	(87)	(906)	(993)	152	139	291
Total interest expense	1,075	(3,939)	(2,864)	795	1,174	1,969
Net interest income	$ 662	$ 3,743	$ 4,405	$ 954	$ 316	$ 1,270

 (1) The portion of total change attributable to both volume and rate changes, which cannot be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

2008 vs. 2007

Tax equivalent net interest income for 2008 was $24,922,000 compared with $20,517,000 for 2007, an increase of $4,405,000 or 21.5%.  The increased volume of interest earning assets of $35.0 million generated an increase in interest income of $1,737,000.  The average rate on interest earning assets decreased from 6.98% in 2007 to 6.82% in 2008, which had the effect of decreasing interest income by $196,000.

Total tax equivalent interest income from investment securities increased $1,095,000 in 2008 from 2007.  The average balance of investment securities increased $16.3 million, which had an effect of increasing interest income by $956,000 due to volume.  Of this amount, $733,000 is from income on tax-exempt investment securities, where the average balance increased $11.8 million from 2007.  The average tax-effected yield on our investment portfolio increased from 5.14% in 2007 to 5.33% in 2008.  This had the effect of increasing interest income by $139,000 due to rate.  The Company’s strategy in 2008 was to increase the size and duration of our investment portfolio, given the opportunity that general market conditions provided, resulting in an increase in the overall yield on our investments.

Loan income increased $394,000 in 2008 from 2007.  The average balance of our loan portfolio increased by $11.7 million in 2008 compared to 2007 resulting in an increase in interest income of $728,000 due to volume.  Offsetting this was a decrease in yield on total loans from 7.51% in 2007 to 7.39% in 2008 resulting in a decrease in interest income of $334,000 due to rate.

Interest income on residential mortgage loans increased only $86,000.  The average balance increased only $787,000 as issues facing the economy, financial markets and unemployment rates significantly impacted loan demand.  The Company continues to strive on being the top mortgage lender within our service area by providing competitive products and exemplary service to our customers.

During 2008, the Federal Reserve decreased the federal funds rate by 425 basis points.  This decrease as well as competitive pressures impacted loan yields, particularly yields on commercial and agricultural loans.  The average yield on commercial and agricultural loans decreased from 7.94% in 2007 to 7.57% in 2008, decreasing interest income by $436,000 due to rate.  The average balance of commercial and agricultural loans increased $9.0 million, increasing interest income $568,000 due to volume.

Total interest expense decreased $2,864,000 in 2008 compared to 2007.  The average balance of interest bearing liabilities increased $25.0 million from 2007 to 2008.  This had the effect of increasing interest expense by $1,075,000 due to volume.  The average rate paid on interest bearing liabilities decreased from 3.56% to 2.81% due to decreasing interest rates caused by the current economic climate.  This resulted in a $3,939,000 decrease in interest expense due to rate.  Balances most affected were those that were indexed to a specific market rate.

As noted above, the federal funds rate decreased 425 basis points during 2008.  This had an impact on the rates paid on short term deposits, top tier money market and NOW accounts, and on short term borrowing rates particularly from the Federal Home Loan Bank.  The Company’s liabilities, including borrowings and deposits, are shorter in nature and are more sensitive to short-term changes in interest rates.  Our ability to decrease rates paid on short term liabilities faster than the average rates earned on interest earning assets resulted in an improvement in our net interest spread.  Our net interest spread for 2008 was 4.01% compared to 3.42% in 2007.  The current economic situation has resulted in a more normal yield curve suggesting that our margin should remain consistent or near its current level.   Should short-term and/or long-term interest rates move in such a way that results in a flattened or inverted yield curve, we would anticipate pressure on our margin.

2007 vs. 2006

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

Loan income increased $2,341,000 in 2007 from 2006.  Commercial and agricultural loans were the primary drivers as income from these loans increased $1,387,000 over 2006.  The increase due to volume was $1,031,000 as the average balance of commercial and agricultural loans increased $13.1 million or 9.7%.  The average rate increased from 7.68% to 7.94%, increasing interest income $356,000 due to rate.

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

During the second half of 2007, the Federal Reserve decreased the federal funds rate 100 basis points.  This had an impact on the rates paid on short term deposits, top tier money market and NOW accounts, and on short term borrowing rates particularly from the Federal Home Loan Bank.  Because the average rates paid on our short term liabilities decreased faster than the average rate earned on interest earning assets has resulted in a slight improvement in our net interest spread from 3.40% in 2006 to 3.42%.

Non-interest Income

The following table reflects non-interest income by major category for the periods ended December 31 (dollars in thousands):

	2008	2007	2006
Service charges	$ 3,489	$ 3,210	$ 3,140
Trust	561	520	487
Brokerage and insurance	240	132	260
Investment securities (losses) gains, net	(4,089)	(29)	4
Gains on sales of foreclosed properties	81	396	80
Earnings on bank owned life insurance	362	331	304
Other	512	525	441
Total	$ 1,156	$ 5,085	$ 4,716

	2008/2007		2007/2006
	Change		Change
	Amount	%	Amount	%
Service charges	$ 279	8.7	$ 70	2.2
Trust	41	7.9	33	6.8
Brokerage and insurance	108	81.8	(128)	(49.2)
Investment securities (losses) gains, net	(4,060)	n/a	(33)	n/a
Gains on sales of foreclosed properties	(315)	(79.5)	316	395.0
Earnings on bank owned life insurance	31	9.4	27	8.9
Other	(13)	(2.5)	84	19.0
Total	$ (3,929)	(77.3)	$ 369	7.8

2008 vs. 2007

Non-interest income decreased $3,929,000 in 2008 from 2007, or 77.3%.  Most notable, we recorded investment security losses totaling $4,089,000 compared with a $29,000 loss in 2007.  As a result of actions taken by the U.S. Treasury Department and the Federal Housing Financing Agency with respect to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and deteriorating credit and liquidity conditions in the third quarter of 2008, we recorded a non-recurring $2,336,000 million other than temporary impairment charge related to our investment in Freddie Mac preferred stock and a $1,796,000 other than temporary impairment charge on a Lehman Brothers corporate bond.  The Lehman Brothers corporate bond was subsequently sold in the fourth quarter of 2008.

Service charge income increased by $279,000 in 2008 compared to 2007.    Service charge fees charged to customers for non-sufficient funds increased by $162,000.  Additionally, we increased ATM and related check card fee income by $113,000 compared to last year as the Company continues to promote efforts to increase usage of debit cards by retail customers.

Brokerage and insurance revenue increased by $108,000 in 2008, while trust revenues increased 7.9% to $561,000 during 2008.  The Company’s continued efforts on hiring experienced professionals who strive to provide quality service and meet customers’ needs resulted in improved revenues.

Gains on sales of foreclosed properties decreased by $315,000 in 2008 compared to 2007 primarily due to a pre-tax gain of $381,000 recognized on a large commercial property that was sold in the second quarter of 2007.

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

Trust revenues increased by 6.8% to $520,000 during 2007 compared to 2006.  This increase was offset by a decrease in brokerage and insurance revenue of $128,000.

Gains on sales of foreclosed properties increased by $316,000 in 2007 compared to 2006 primarily due to a pre-tax gain of $381,000 recognized on a large commercial property that was sold in the second quarter of 2007, as mentioned above.

Investment securities losses of $29,000 were realized in 2007 due to restructuring the investment portfolio in order to improve future yields.

Non-interest Expenses

The following tables reflect the breakdown of non-interest expense and professional fees for the periods ended December 31 (dollars in thousands):

	2008	2007	2006
Salaries and employee benefits	$ 8,725	$ 8,386	$ 8,026
Occupancy	1,162	1,151	1,123
Furniture and equipment	479	539	593
Professional fees	625	645	551
Amortization of intangibles	145	144	252
Other	4,741	4,449	4,482
Total	$ 15,877	$ 15,314	$ 15,027

	2008/2007		2007/2006
	Change		Change
	Amount	%	Amount	%
Salaries and employee benefits	$ 339	4.0	$ 360	4.5
Occupancy	11	1.0	28	2.5
Furniture and equipment	(60)	(11.1)	(54)	(9.1)
Professional fees	(20)	(3.1)	94	17.1
Amortization of intangibles	1	0.7	(108)	(42.9)
Other	292	6.6	(33)	(0.7)
Total	$ 563	3.7	$ 287	1.9

	2008	2007	2006
Other professional fees	$ 316	$ 367	$ 296
Legal fees	129	111	115
Examinations and audits	180	167	140
Total	$ 625	$ 645	$ 551

	2008/2007		2007/2006
	Change		Change
	Amount	%	Amount	%
Other professional fees	$ (51)	(13.9)	$ 71	24.0
Legal fees	18	16.2	(4)	(3.5)
Examinations and audits	13	7.8	27	19.3
Total	$ (20)	(3.1)	$ 94	17.1

2008 vs. 2007

Non-interest expenses for 2008 totaled $15,877,000 which represents an increase of $563,000, or 3.7%, compared with 2007 costs of $15,314,000.  Much of the increase is attributable to salary and benefit costs increasing $339,000. Base salaries and related payroll taxes increased $191,000 primarily due to merit increases.  The year to date full time equivalent staffing was 169 employees for 2008 compared to 170 employees for 2007.  Incentive costs increased $249,000 compared to 2007 primarily due to the attainment of certain corporate goals and objectives, as well as the implementation of a supplemental employee retirement plan for key management.  Insurance costs for employees increased by $70,000 attributable to a significant increase in insurance premiums.  Pension expense decreased by $187,000 compared to 2007.  Effective January 1, 2008, the Company modified its defined benefit pension plan resulting in a reduction in expense.

Other expenses increased $292,000 over last year mainly due to branch acquisition costs, an increase in the FDIC assessment and operational charge offs.

Furniture and equipment expenses decreased $60,000 mainly due to a reduction in depreciation expense from assets that became fully depreciated during the year.

Due to the FDIC’s across the board assessment increase, along with the proposed 20 basis point special assessment, our FDIC insurance expense is expected to increase by up to $1,800,000 in 2009.

2007 vs. 2006

Non-interest expenses for 2007 increased $287,000, or 1.9%, compared with 2006.  Salary and benefit costs increased $360,000, which includes an increase in base salaries of $111,000 primarily due to merit increases.  The year to date full time equivalent staffing was 170 employees for 2007 compared to 172 employees for 2006.  Incentive costs for employees increased by $236,000 due primarily to the attainment of certain corporate goals and objectives.

Professional fees increased by $94,000 due to various consulting arrangements including an evaluation of our employee pension and incentive plans as well as increased internal control testing requirements related to SOX regulations.

We experienced decreases in furniture and equipment expenses and amortization of intangibles.  Amortization expense decreased $108,000 due to a core deposit intangible from a previous acquisition that became fully amortized in March 2006.  Furniture and equipment expense decreased $54,000 mainly due to depreciation expense from assets becoming fully depreciated.  Also, during the second quarter of 2007 we recorded a $100,000 write-down of one of our bank properties.

Provision For Income Taxes

The provision for income taxes was $1,224,000 during 2008, $1,772,000 during 2007 and $1,457,000 for the 2006 related periods.   The effective tax rates for 2008, 2007 and 2006 were 15.1%, 20.8% and 20.1%, respectively.

Income before the provision for income taxes decreased by $379,000 in 2008 compared to 2007, while the provision for income taxes decreased by $548,000 when compared to 2007.  We have successfully managed our effective tax rate by remaining invested in tax-exempt municipal loans and bonds.  As such, the provision was impacted in 2008 by an increase in tax exempt bond and loan revenue.  Additionally, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008.  The EESA included a provision which will allow the loss on the Freddie Mac preferred stock to be treated as an ordinary loss.  Management will continue to monitor and manage our effective tax rate.

We are also involved in three limited partnership agreements that established low-income housing projects in our market area.  For tax purposes, we have recognized $738,000 out of a total $913,000 in tax credits from one project and $263,000 out of a total $385,000 in tax credits on the second project.  In 2005, we entered into a third limited partnership for a low-income housing project for senior citizens in our Sayre market area, which was completed at the end of 2006. Beginning in 2007, we have recognized $105,000 out of a total of $574,000 tax credits. $766,000 in tax credits remain and will be taken over the next eight years.

FINANCIAL CONDITION

The following table presents ending balances (dollars in millions), growth and the percentage change during the past two years:

	2008		%	2007		%	2006
	Balance	Increase	Change	Balance	Increase	Change	Balance
Total assets	$ 668.6	$ 77.6	13.1	$ 591.0	$ 18.8	3.3	$ 572.2
Total investments	174.1	53.3	44.1	120.8	11.1	10.1	109.7
Total loans, net	428.4	9.2	2.2	419.2	8.3	2.0	410.9
Total deposits	546.7	90.7	19.9	456.0	9.5	2.1	446.5
Total stockholders' equity	52.8	4.3	8.9	48.5	5.0	11.5	43.5

Cash and Cash Equivalents

Cash and cash equivalents totaled $19.9 million at December 31, 2008 compared with $10.4 million at December 31, 2007.  We believe the Company’s liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  These sources of funds should permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

2008

The Company’s investment portfolio increased by $53,337,000, or 44.1%, during the past year.  During 2008, we purchased approximately $42.1 million of mortgage-backed securities, $12.7 million of U.S. agency obligations, and $15.4 million of municipal bonds.  Offsetting the purchases were $11.5 million of principal repayments and $3.5 million in maturities that occurred during 2008.  Due to unusually wide credit spreads to treasuries, significant market opportunity existed to grow our investment portfolio during the latter half of 2008.  In doing so, the effective yield on our portfolio for 2008 improved to 5.33% compared to 5.14% for 2007 on a tax equivalent basis.  The market value of our investment portfolio increased approximately $2.4 million in 2008 due to  a decrease in interest rates and the realization of loss due to the Freddie Mac write-down and the sale of the Lehman Brothers corporate bond.

2007

The Company’s investment portfolio increased by $11,059,000, or 10.1%, in 2007.  During 2007, we purchased approximately $21.2 million of mortgage-backed securities, $12.4 million of U.S. agency obligations, and $8.4 million of municipal bonds.  Offsetting the purchases were $18.9 million in sales, $11.2 million of principal repayments and $2.2 million in maturities that occurred during 2007.  We increased the balance in our investment portfolio during 2007 primarily due to market opportunities related to fluctuations in the Treasury curve and the resulting impact on bond yields.  In doing so, the effective yield on our portfolio for 2007 improved to 5.14% compared to 4.82% for 2006 on a tax equivalent basis.  The market value of our investment portfolio increased approximately $1.4 million in 2007.

The following table shows the year-end composition of the investment portfolio for the five years ended December 31 (dollars in thousands):

	2008	% of	2007	% of	2006	% of	2005	% of	2004	% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Available-for-sale:
U. S. Agency securities	$ 28,942	16.6	$ 17,236	14.3	$ 16,651	15.2	$ 12,754	12.5	$ 5,812	6.1
Obligations of state & political
subdivisions	44,132	25.3	30,844	25.4	22,562	20.5	22,612	22.0	7,452	7.8
Corporate obligations	5,296	3.0	7,813	6.5	7,997	7.3	8,627	8.4	8,935	9.3
Mortgage-backed securities	95,407	54.8	62,642	51.9	59,875	54.6	55,852	54.4	70,449	73.6
Equity securities	362	0.3	2,267	1.9	2,658	2.4	2,757	2.7	3,099	3.2
Total	$ 174,139	100.0	$ 120,802	100.0	$ 109,743	100.0	$ 102,602	100.0	$ 95,747	100.0

The expected principal repayments (amortized cost) and average weighted yields for the investment portfolio as of December 31, 2008, are shown below (dollars in thousands). Expected principal repayments, which include prepayment speed assumptions for mortgage-backed securities, are significantly different than the contractual maturities detailed in Note 3 of the consolidated financial statements. Yields on tax-exempt securities are presented on a fully taxable equivalent basis, assuming a 34% tax rate.

			After One Year		After Five Years
	One Year or Less		to Five years		to Ten Years		After Ten Years		Total
	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield
	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%
Available-for-sale securities:
U.S. Agency securities	$ 12,348	4.6	$ 13,840	5.7	$ 1,440	5.5	$ -	-	$ 27,628	5.2
Obligations of state & political
subdivisions	3,659	6.0	18,964	6.2	19,795	6.7	1,770	6.6	44,188	6.4
Corporate obligations	-	-	-	-	5,964	5.6	-	-	5,964	5.6
Mortgage-backed securities	15,460	4.6	45,153	5.0	23,477	5.7	8,947	6.4	93,037	5.2
Total available-for-sale	$ 31,467	4.8	$ 77,957	5.4	$ 50,676	6.1	$ 10,717	-	$ 170,817	5.6

 Approximately 64% of the amortized cost of debt securities is expected to mature, call or pre-pay within five years or less.  Our Company expects that earnings from operations, the high liquidity level of the available-for-sale securities, growth of deposits and the availability of borrowings from the Federal Home Loan Bank and other third party banks will be sufficient to meet future liquidity needs.  There are no securities from a single issuer representing more than 10% of stockholders’ equity.

Loans

Historically, our loan customers have been located in North Central Pennsylvania and Southern New York. We originate loans primarily through direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants and existing customers.

All lending is governed by a lending policy that is developed and maintained by us and approved by the Board of Directors. Our Company’s real estate loan lending policy generally permits the Bank to lend up to 80% of the appraised value or purchase price (whichever is lower) on owner-occupied residential property, when secured by the first mortgage on the property. Home equity lines of credit or second mortgage loans are generally originated subject to maximum mortgage liens against the property of 85% of the current appraised value. The maximum term for mortgage loans is 30 years for one-to-four family residential property and 20 years for commercial and vacation property.

2008

Total loans grew $9.4 million in 2008 from a balance of $423.4 million at the end of 2007 to $432.8 million at the end of 2008.  Total loans grew 2.2% in 2008 compared with a 2.1% loan growth rate in 2007.

Commercial real estate loans increased $7.4 million in 2008 or 7.3% while commercial and other loans increased $3.3 million, or 9.5%.  State and political subdivision loans also increased by $3.0 million, or 6.6%.  While not compromising credit quality, our strong team of seasoned business development officers enabled the Company to grow our high quality, commercial loan portfolio and achieve organic loan growth.  Commercial loan demand is subject to significant competitive pressures, the yield curve and the strength of the overall local, regional and national economy.

Residential real estate loans decreased $2.7 million primarily due to the lack of loan demand in the residential real estate market.  Additionally, consumer loans decreased by $1.4 million, or 10.9%.  Increasing unemployment rates, recessionary pressures, a softening economy, tightened credit standards, low consumer confidence, and the depressed financial markets have all had a negative impact on our loan growth.  Despite the decrease in loan demand, mortgage lending continues to be one of our primary focuses, as residential real estate loans totaled $199.1 million and comprised 46.0% of the loan portfolio as of the end of the year compared to 47.7% as of December 31, 2007.  One of our primary goals is to continue being the premier mortgage lender in our market area, with a variety of mortgage products available for our customers.  We expect residential real estate loan demand to increase as the economy improves.  During 2008, $4.4 million in conforming mortgage loans were originated and sold in the secondary market through Freddie Mac and Fannie Mae, providing nearly $52,000 of income in origination fees and premiums on loans sold.

2007

Total loans grew $8.6 million, or 2.1% in 2007 from a balance of $414.8 million at the end of 2006 to $423.4 million at the end of 2006.  The primary increases were in commercial real estate, construction, and commercial and other loans which increased $6.3, $4.3, and $1.9 million, respectively.  Residential loans decreased $4.2 million, or 2.0% from 2006.  The overall loan growth in 2007 of 2.1% compares to the 8.4% loan growth in 2006.

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

Five Year Breakdown of Loans by Type as of December 31,

	2008		2007		2006		2005		2004
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate:
Residential	$ 199,118	46.0	$ 201,861	47.7	$ 206,059	49.7	$ 195,628	51.1	$ 189,803	52.8
Commercial	107,740	24.9	100,380	23.7	94,122	22.7	82,128	21.5	75,228	20.9
Agricultural	17,066	3.9	16,891	4.0	17,054	4.1	12,991	3.4	11,564	3.2
Construction	11,118	2.6	11,330	2.7	7,027	1.7	7,245	1.9	7,282	2.0
Loans to individuals
for household,
family and other purchases	11,651	2.7	13,082	3.1	12,482	3.0	13,017	3.4	12,657	3.5
Commercial and other loans	37,968	8.8	34,664	8.2	32,766	7.9	29,260	7.6	28,069	7.8
State & political subdivision loans	48,153	11.1	45,171	10.6	45,263	10.9	42,534	11.1	35,090	9.8
Total loans	432,814	100.0	423,379	100.0	414,773	100.0	382,803	100.0	359,693	100.0
Less allowance for loan losses	4,378		4,197		3,876		3,664		3,919
Net loans	$ 428,436		$ 419,182		$ 410,897		$ 379,139		$ 355,774

	2008/2007		2007/2006
	Change		Change
	Amount	%	Amount	%
Real estate:
Residential	$ (2,743)	(1.4)	$ (4,198)	(2.0)
Commercial	7,360	7.3	6,258	6.6
Agricultural	175	1.0	(163)	(1.0)
Construction	(212)	(1.9)	4,303	61.2
Loans to individuals
for household,
family and other purchases	(1,431)	(10.9)	600	4.8
Commercial and other loans	3,304	9.5	1,898	5.8
State & political subdivision loans	2,982	6.6	(92)	(0.2)
Total loans	$ 9,435	2.2	$ 8,606	2.1

The following table shows the maturity of state and political subdivision loans, commercial and agricultural loans and commercial loans secured by real estate as of December 31, 2008, classified according to the sensitivity to changes in interest rates within various time intervals (in thousands).  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  The amounts shown below exclude net deferred loan costs or fees.

	Commercial,
	municipal,	Real estate
	agricultural	construction	Total
Maturity of loans:
One year or less	$ 9,965	$ -	$ 9,965
Over one year through five years	29,290	65	29,355
Over five years	171,672	11,053	182,725
Total	$ 210,927	$ 11,118	$ 222,045
Sensitivity of loans to changes in interest
rates - loans due after December 31, 2009:
Predetermined interest rate	$ 43,074	$ 2,831	$ 45,905
Floating or adjustable interest rate	157,888	8,287	166,175
Total	$ 200,962	$ 11,118	$ 212,080

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

	2008	2007	2006	2005	2004
Non-performing loans:
Non-accruing loans, exclusive of impaired loans	$ 580	$ 827	$ 478	$ 867	$ 722
Impaired loans	1,622	1,088	1,190	1,031	1,061
Accrual loans - 90 days or
more past due	383	275	1,690	337	437
Total non-performing loans	2,585	2,190	3,358	2,235	2,220
Foreclosed assets held for sale	591	203	758	619	712
Total non-performing assets	$ 3,176	$ 2,393	$ 4,116	$ 2,854	$ 2,932
Non-performing loans as a percent of loans
net of unearned income	0.60%	0.52%	0.81%	0.58%	0.62%
Non-performing assets as a percent of loans
net of unearned income	0.73%	0.57%	0.99%	0.75%	0.82%

 The following table presents an analysis of the allowance for loan losses for the five years ending December 31 (dollars in thousands):

                                                     Summary of Loan Loss Experience
	2008	2007	2006	2005	2004
Balance
at beginning of period	$ 4,197	$ 3,876	$ 3,664	$ 3,919	$ 3,620
Charge-offs:
Real estate-mortgage	87	70	37	43	110
Loans to individuals for household,
family and other purchases	44	111	118	168	70
Commercial and other loans	115	5	135	161	135
Total loans charged-off	246	186	290	372	315
Recoveries:
Real estate-mortgage	26	81	6	2	-
Loans to individuals for household,
family and other purchases	19	57	44	12	25
Commercial and other loans	52	4	122	43	299
Total loans recovered	97	142	172	57	324

Net loans charged-off (recovered)	149	44	118	315	(9)
Provision charged to expense	330	365	330	60	-
Increase related to acquisition	-	-	-	-	290
Balance at end of year	$ 4,378	$ 4,197	$ 3,876	$ 3,664	$ 3,919

Loans outstanding at end of year	$ 432,814	$ 423,379	$ 414,773	$ 382,803	$ 359,693
Average loans outstanding, net	$ 423,382	$ 411,927	$ 400,507	$ 371,147	$ 338,836
Net charge-offs to average loans	0.04%	0.01%	0.03%	0.08%	0.00%
Year-end allowance to total loans	1.01%	0.99%	0.93%	0.96%	1.09%
Year-end allowance to total
non-performing loans	169.36%	191.64%	115.43%	163.94%	176.53%

As detailed in the preceding table, the percent of non-performing loans to total loans increased slightly from .52% to .60% as of the end of December, 2008.  Foreclosed assets held for sale increased by $388,000, to $591,000, which is average compared to the prior four years.  Total loans charged-off in 2008 totaled $246,000, an increase of $60,000 compared to last year.  Total loans recovered were $97,000, resulting in a net charge-off for the year of $149,000 compared to $44,000 in 2007.  $330,000 was charged to the provision in 2008 compared to $365,000 in 2007.  During 2007, there were $186,000 of loans charged-off while $142,000 of loans were recovered, resulting in a net charge-off of $44,000.

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

Historical loss factors are calculated for consumer, residential mortgage, and commercial loans for the past seven years.  The five year average historical loss factor for each category is applied to the performing portion of the loan category.  For Watch List loans, the losses are calculated using regulatory guidelines and are based on historical losses.  These historical factors, for both the Watch List and homogeneous loan pools, are adjusted based on the following qualitative factors:

▪	Level of delinquencies and non-accruals
▪	Trends in volume and terms of loans
▪	Experience, ability and depth of management
▪	National and local economic trends and conditions
▪	Concentration of credit
▪	Changes in the quality of the Company’s loan review system
▪	Industry conditions including the effects of external factors such as competition, legal, and regulatory requirements, on the level of estimated credit losses

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

The accrual of interest income on loans is discontinued when, in the opinion of management, there exists doubt as to the ability to collect interest.  Payments received on non-accrual loans are applied to the outstanding principal balance or recorded as interest income, depending upon our assessment of our ability to collect principal and interest.  Loans are returned to the accrual status when factors indicating doubtful collectability cease to exist.

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

The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands):

	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$ 694	46.0	$ 599	47.7	$ 614	49.7	$ 493	51.1	$ 392	52.8
Commercial, agricultural	2,303	28.8	2,128	27.7	1,676	26.8	1,551	24.9	1,591	24.1
Construction	5	2.6	-	2.7	-	1.7	-	1.9	-	2.0
Loans to individuals
for household,
family and other purchases	449	2.7	424	3.1	734	3.0	542	3.4	463	3.5
Commercial and other loans	807	8.8	736	8.2	582	7.9	484	7.6	515	7.8
State & political subdivision loans	19	11.1	22	10.6	22	10.9	21	11.1	18	9.8
Unallocated	101	N/A	288	N/A	248	N/A	573	N/A	940	N/A
Total allowance for loan losses	$ 4,378	100.0	$ 4,197	100.0	$ 3,876	100.0	$ 3,664	100.0	$ 3,919	100.0

Bank Owned Life Insurance

In 2003 the Company purchased $7.0 million of bank owned life insurance to offset future employee benefit costs.  The Bank is the sole beneficiary on the policies, and will provide the Bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the insured’s) provide partial recovery of cash outflows associated with the benefits.  During the fourth quarter of 2008, we increased our investment in bank owned life insurance by approximately $3.4 million based upon an analysis of new employees and updated future employee benefit costs.  As of December 31, 2008 and 2007, the cash surrender value of the life insurance was $12.2 and $8.4 million, respectively.  The change in cash surrender value, net of purchases, is recognized in the results of operations.  The amounts recorded as non-interest income totaled $362,000, $331,000 and $304,000 in 2008, 2007 and 2006, respectively.  The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

Deposits

2008

As can be seen in the tables below, total deposits increased $90.7 million in 2008, or 19.9%.  The increase in deposits is due to several reasons.  Our market has been positively impacted from oil and gas exploration activities and we have developed products specifically targeting those that have benefited from this activity.  Furthermore, the overall turbulence and volatility of the financial markets has resulted in customers seeking stability from familiar local banks.  Also, on November 21, 2008, our Company gained approximately $16.9 million in deposits from a local branch acquisition (see Note 18 to the consolidated financial statements).

Non-interest bearing deposits increased $4.6 million, or 9.0% in 2008.  As a percent to total, non-interest bearing deposits totaled 10.2% as of the end of 2008, which compares to 11.2% at the end of 2007.  In order to manage our overall cost of funds, the Company continues to focus on adding low cost deposits by having a free checking product available for retail customers and being one of the few banks within our market to pay interest on a senior checking product.  Additionally, our business development officers and branch personnel are focused on providing outstanding customer service and developing larger deposit relationships with our commercial customers.

NOW accounts increased by $15.5 million, or 15.5%, and savings deposits increased $6.5 million, or 17.0%, since the end of 2007.  Most of the increase in NOW accounts is due to state and local governmental agencies as well as $4.7 million coming from the aforementioned branch acquisition.  Money market deposit accounts decreased by $9.6 million in 2008, a decrease of 18.8%, due mostly to customers seeking higher deposit rates since the Federal Reserve’s actions have decreased short term rates significantly.

Certificates of deposit increased $73.8 million, or 34.2% from 2007 primarily due to the reasons mentioned above.  Approximately $20 million of the growth came from oil and gas exploration activities.  The branch acquisition accounted for $11.3 million in growth.

Our deposit growth funded our growth in loans of $9.4 million, our growth in investments of $53.3 million, and enabled us to decrease our borrowed funds by $19.1 million while providing us with liquidity in this challenging economy.

2007

Total deposits increased $9.5 million in 2007, or 2.1%.  Non-interest bearing deposits increased $2.4 million.  As a percent to total, non-interest bearing deposits totaled 11.2% as of the end of 2007, which compared to 10.9% at the end of 2006.  NOW accounts increased by $13.8 million, or 16.0% since the end of 2006.  Most of the increase in NOW accounts was due to state  and local governmental agencies.  Similarly, money market deposit accounts also increased by $5.3 million in 2007, an increase of 11.6%, due to state and local governmental agencies.

Certificates of deposit decreased $12.4 million, or 5.4% from 2006 primarily due to the maturity of $10.3 million of brokered certificates of deposit as of December 31, 2007.  As the Federal Reserve decreased short-term interest rates during the latter half of 2007, funding alternatives resulted in less expensive borrowing costs.

The following table shows the breakdown of deposits by deposit type (dollars in thousands):

	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Non-interest-bearing deposits	$ 55,545	10.2	$ 50,944	11.2	$ 48,509	10.9
NOW accounts	115,338	21.1	99,862	21.9	86,067	19.3
Savings deposits	44,447	8.1	37,996	8.3	37,637	8.4
Money market deposit accounts	41,752	7.6	51,398	11.3	46,066	10.3
Certificates of deposit	289,598	53.0	215,828	47.3	228,236	51.1
Total	$ 546,680	100.0	$ 456,028	100.0	$ 446,515	100.0

	2008/2007		2007/2006
	Change		Change
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 4,601	9.0	$ 2,435	5.0
NOW accounts	15,476	15.5	13,795	16.0
Savings deposits	6,451	17.0	359	1.0
Money market deposit accounts	(9,646)	(18.8)	5,332	11.6
Certificates of deposit	73,770	34.2	(12,408)	(5.4)
Total	$ 90,652	19.9	$ 9,513	2.1

Remaining maturities of certificates of deposit of $100,000 or more are as follows (dollars in thousands):

	2008	2007	2006
3 months or less	$ 5,462	$ 9,489	$ 8,714
Over 3 months through 6 months	13,706	9,628	14,697
Over 6 months through 12 months	26,554	11,226	16,604
Over 12 months	50,297	27,794	27,897
Total	$ 96,019	$ 58,137	$ 67,912
As a percent of total
certificates of deposit	33.16%	26.94%	29.76%

Deposits by type of depositor are as follows (dollars in thousands):

	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Individual, partnerships
& corporations	$ 465,234	85.1	$ 382,968	84.0	$ 386,314	86.5
United States government	2,069	0.4	752	0.1	1,591	0.4
State & political subdivisions	79,377	14.5	72,308	15.9	58,610	13.1
Total	$ 546,680	100.0	$ 456,028	100.0	$ 446,515	100.0

Borrowed Funds

2008

Borrowed funds decreased $19.1 million during 2008, a decrease of 23.8%.  As of December 31, 2008 we had $46.0 million of term loans with the Federal Home Loan Bank compared with $51.7 million outstanding as of December 31, 2007 (see Note 9 of the consolidated financial statements for additional information).  During 2008, $36.7 million of term loans matured.  We strategically replaced these funds with $31.0 million of new term loans at various maturities as a means of reducing our cost of funds, given the lower interest rates that prevailed during 2008.  The significant increase in our deposits also resulted in a reduction in short term borrowings from the Federal Home Loan Bank from $13.9 million as of December 31, 2007 to $0 at December 31, 2008.

2007

Borrowed funds increased $4.6 million during 2007, an increase of 6.0%.  This increase was primarily due to an increase in term loans from the Federal Home Loan Bank (see Note 9 of the consolidated financial statements for additional information).  This increase, along with the $9.5 million increase in deposits was used to fund growth in loans and investment securities of $8.6 million and $11.1 million, respectively.

Stockholders’ Equity

We evaluate stockholders’ equity in relation to total assets and the risk associated with those assets. The greater the capital resources, the greater the likelihood of meeting our cash obligations and absorbing unforeseen losses. For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Our Board of Directors determines our dividend rate after considering our capital requirements, current and projected net income, and other factors. In 2008 and 2007, the Company paid out 40.8% and 37.9% of net income in dividends, respectively.

For the year ended December 31, 2008, the total number of common shares outstanding was 2,847,371. For comparative purposes, outstanding shares for prior periods were adjusted for the July, 2008 stock dividend in computing earnings and cash dividends per share as detailed in Note 1 of the consolidated financial statements.  During 2008, we also purchased 11,928 shares of treasury stock at a weighted average cost of $22.65 per share.

There are currently three federal regulatory measures of capital adequacy. The Company’s ratios meet the regulatory standards for well capitalized for 2008 and 2007, as detailed in Note 13 of the consolidated financial statements.

2008

Stockholders’ equity increased 8.7% in 2008 to $52.8 million.  Excluding accumulated other comprehensive income, which is the after-tax effect of unrealized holding gains and losses on available-for-sale securities, additional pension obligation and unrealized loss on interest rate swap, stockholders’ equity increased $3.9 million, or 7.9%.  This increase is due to net income of $6,905,000, offset by cash dividends of $2,815,000 and purchase of treasury stock of $271,000.  Total equity was approximately 7.9% of total assets as of December 31, 2008, compared to 8.2% of total assets as of December 31, 2007.

2007

Stockholders’ equity increased by 11.6% in 2007 to $48.5 million.  Excluding accumulated other comprehensive income, stockholders’ equity increased $3.6 million, or 8.0%.  This increase was due to net income of $6,736,000 offset by cash dividends of $2,550,000 and purchase of treasury stock of $567,000.

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

Cash generated by operating activities, investing activities and financing activities influences liquidity management. The most important source of funds is the deposits that are primarily core deposits (deposits from customers with other relationships). Short-term debt from the Federal Home Loan Bank supplements the Company’s availability of funds as well as lines of credit arrangements with corresponding banks.  Other sources of short-term funds include brokered CDs and the sale of loans, if needed.

The Company’s use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is detailed. Other significant uses of funds are capital expenditures, purchase of loans and acquisition premiums. Surplus funds are then invested in investment securities.

Capital expenditures in 2008 totaled $1,132,000, which included:
▪	New branch office in process in Troy totaling $674,000.
▪	Land, building, and equipment associated with branch acquisition totaling $296,000.
▪	New equipment associated with merchant and branch capture totaling $77,000.
▪	Upgrades to data processing and security equipment totaling $73,000.

Capital expenditures were $529,000 in 2007, which included:
▪	Various building improvements totaling $243,000.
▪	Upgrades to data processing and security equipment totaling $154,300.
▪	New software for Trust services and other software purchases for new product implementation totaling approximately $67,000.
▪	Bank vehicle purchases totaling $65,000.

These expenditures will allow us to support our growth over the next decade, create greater operating efficiency and provide the customer with higher quality banking services.

The Company achieves additional liquidity primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, investments that mature in less than one year and expected principal repayments from mortgage backed securities.  The Company also has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $236 million, inclusive of any outstanding amounts, as an additional source of liquidity.  The Company also had a federal fund line with a third party provider in the amount of $12,000,000 as of December 31, 2008.  Subsequent to year end, an additional federal fund line was established with another correspondent bank in the amount of $10,000,000.  Both federal fund lines are unsecured.

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

The following table shows the cumulative static gap (at amortized cost) for various time intervals (dollars in thousands):

Maturity or Re-pricing of Company Assets and Liabilities as of December 31, 2008

	Within	Four to	One to	Two to	Three to	Over
	Three	Twelve	Two	Three	Five	Five
	Months	Months	Years	Years	Years	Years	Total
Interest-earning assets:
Interest-bearing deposits at banks	$ 10,164	$ -	$ -	$ -	$ -	$ -	$ 10,164
Investment securities	7,753	14,911	31,665	14,316	51,574	51,143	171,362
Residential mortgage loans	25,125	49,729	46,578	36,056	43,499	9,249	210,236
Commercial and farm loans	45,546	21,780	27,444	22,302	36,065	9,637	162,774
Loans to state & political subdivisions	2,952	2,782	10,194	3,498	22,650	6,077	48,153
Other loans	3,168	2,719	2,461	1,457	1,199	647	11,651
Total interest-earning assets	$ 94,708	$ 91,921	$ 118,342	$ 77,629	$ 154,987	$ 76,753	$ 614,340
Interest-bearing liabilities:
NOW accounts	$ 61,783	$ -	$ -	$ -	$ -	$ 53,555	$ 115,338
Savings accounts	-	-	-	-	-	44,447	44,447
Money Market accounts	30,170	-	-	-	-	11,582	41,752
Certificates of deposit	26,942	106,103	66,559	49,217	36,713	4,064	289,598
Short-term borrowing	5,786	-	-	-	-	-	5,786
Long-term borrowing	14,528	11,010	3,858	7,022	19,000	-	55,418
Total interest-bearing liabilities	$ 139,209	$ 117,113	$ 70,417	$ 56,239	$ 55,713	$ 113,648	$ 552,339
Excess interest-earning
assets (liabilities)	$ (44,501)	$ (25,192)	$ 47,925	$ 21,390	$ 99,274	$ (36,895)
Cumulative interest-earning assets	$ 94,708	$ 186,629	$ 304,971	$ 382,600	$ 537,587	$ 614,340
Cumulative interest-bearing liabilities	139,209	256,322	326,739	382,978	438,691	552,339
Cumulative gap	$ (44,501)	$ (69,693)	$ (21,768)	$ (378)	$ 98,896	$ 62,001
Cumulative interest rate
sensitivity ratio (1)	0.68	0.73	0.93	1.00	1.23	1.11

(1) Cumulative interest-earning assets divided by interest-bearing liabilities.

The previous table and the simulation models discussed below are presented assuming money market investment accounts and NOW accounts in the top interest rate tier are re-priced within the first three months. The loan amounts reflect the principal balances expected to be re-priced as a result of contractual amortization and anticipated early payoffs.

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

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management process that will effectively identify, measure, and monitor the Company’s risk exposure.  In this analysis, the Company examines the results of movements in interest rates.  The down 100 scenario assumes a parallel shift in rates to the extent possible based on current rates.  The up 100 and 200 scenarios assume a parallel shift in interest rates.  It is assumed that the change in interest rates is instantaneous.  Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities.  The following is a rate shock analysis for the period indicated as of December 31, 2008 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income

-100	25,252	427	1.72
Base (no change in rates)	24,825	-	-
+100	23,427	(1,398)	(5.63)
+200	22,277	(2,548)	(10.26)

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

GENERAL

The majority of assets and liabilities of a financial institution are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets and on non-interest expenses, which tend to rise during periods of general inflation. The actions of the Federal Reserve in managing short-term interest rates have a significant impact on our Company’s interest rate risk.  Depending upon short-term rates and the overall yield curve, the Company will vary its asset liability strategy in order to manage interest rate margins.  The action of the Federal Reserve during 2008 to decrease short-term interest rates was in response to various economic data including a slowing economy.

In 2006, legislation was passed regarding changes to FDIC deposit insurance.  This legislation increased coverage for retirement accounts from $100,000 to $250,000, merged the two existing deposit insurance funds and indexed the insurance level for inflation.  Furthermore, in 2008, due to economic reasons, FDIC deposit insurance coverage increased to $250,000 for any deposit account through December 2009.  Non-transactional accounts are also fully insured regardless of balance through the same time period.  The resulting premiums, although estimated, will result in significantly higher premiums than in the past, and/or could result in more volatility of the level of premiums charged to the Company.

Normal examinations of our Company are performed by the OCC. The last Community Reinvestment Act performance evaluation by the same agency resulted in a rating of “Satisfactory Record of Meeting Community Credit Needs.”

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

Other Than Temporary Impairment

All securities are evaluated periodically to determine whether a decline in their value is other than temporary and is a matter of judgment.  Management uses criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other than temporary” is not intended to indicate that the decline is permanent.  It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment.  Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Citizens Financial Services, Inc.
Consolidated Balance Sheet
	December 31,
(in thousands, except share data)	2008	2007
ASSETS:
Cash and cash equivalents:
Noninterest-bearing	$ 9,692	$ 10,374
Interest-bearing	10,164	15
Total cash and cash equivalents	19,856	10,389
Available-for-sale securities	174,139	120,802
Loans (net of allowance for loan losses:
2008, $4,378; 2007, $4,197)	428,436	419,182
Premises and equipment	12,762	12,538
Accrued interest receivable	2,912	2,522
Goodwill	10,256	8,605
Bank owned life insurance	12,176	8,378
Other assets	8,075	8,613
TOTAL ASSETS	$ 668,612	$ 591,029
LIABILITIES:
Deposits:
Noninterest-bearing	$ 55,545	$ 50,944
Interest-bearing	491,135	405,084
Total deposits	546,680	456,028
Borrowed funds	61,204	80,348
Accrued interest payable	2,233	2,199
Other liabilities	5,725	3,926
TOTAL LIABILITIES	615,842	542,501
STOCKHOLDERS' EQUITY:
Common Stock
$1.00 par value; authorized 10,000,000 shares;
issued 3,048,289 and 3,020,538 shares
in 2008 and 2007, respectively	3,048	3,020
Additional paid-in capital	12,981	12,439
Retained earnings	41,034	37,590
Accumulated other comprehensive income (loss)	26	(348)
Treasury stock, at cost:
200,918 and 194,883 shares for 2008 and 2007, respectively	(4,319)	(4,173)
TOTAL STOCKHOLDERS' EQUITY	52,770	48,528
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 668,612	$ 591,029
See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Income
	Year Ended December 31,
(in thousands, except per share data)	2008	2007	2006
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$ 30,710	$ 30,398	$ 28,101
Interest-bearing deposits with banks	57	5	-
Investment securities:
Taxable	4,828	4,316	3,526
Nontaxable	1,475	958	903
Dividends	168	347	321
TOTAL INTEREST AND DIVIDEND INCOME	37,238	36,024	32,851
INTEREST EXPENSE:
Deposits	11,492	13,363	11,685
Borrowed funds	2,566	3,559	3,268
TOTAL INTEREST EXPENSE	14,058	16,922	14,953
NET INTEREST INCOME	23,180	19,102	17,898
Provision for loan losses	330	365	330
NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	22,850	18,737	17,568
NON-INTEREST INCOME:
Service charges	3,489	3,210	3,140
Trust	561	520	487
Brokerage and Insurance	240	132	260
Investment securities gains (losses), net	(4,089)	(29)	4
Gains on sales of foreclosed properties	81	396	80
Earnings on bank owned life insurance	362	331	304
Other	512	525	441
TOTAL NON-INTEREST INCOME	1,156	5,085	4,716
NON-INTEREST EXPENSES:
Salaries and employee benefits	8,725	8,386	8,026
Occupancy	1,162	1,151	1,123
Furniture and equipment	479	539	593
Professional fees	625	645	551
Amortization of intangibles	145	144	252
Other	4,741	4,449	4,482
TOTAL NON-INTEREST EXPENSES	15,877	15,314	15,027
Income before provision for income taxes	8,129	8,508	7,257
Provision for income taxes	1,224	1,772	1,457
NET INCOME	$ 6,905	$ 6,736	$ 5,800
NET INCOME - EARNINGS PER SHARE	$ 2.42	$ 2.35	$ 2.00
CASH DIVIDENDS PER SHARE	$ 0.99	$ 0.90	$ 0.84
See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Changes in Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2005	2,965,257	$ 2,965	$ 11,359	$ 31,251	$ (1,540)	$ (2,474)	$ 41,561
Comprehensive income:
Net income				5,800			5,800
Change in unrecognized pension costs, net
of tax benefit of $121					234		234
Change in net unrealized loss on securities
available-for-sale, net of tax expense of $339					655		655
Total comprehensive income							6,689
Cumulative effect of change in accounting for
pension obligation, net of tax benefit of $560					(1,086)		(1,086)
Stock dividend	27,639	28	574	(602)
Purchase of treasury stock (54,239 shares)						(1,222)	(1,222)
Cash dividends, $.84 per share				(2,442)			(2,442)
Balance, December 31, 2006	2,992,896	2,993	11,933	34,007	(1,737)	(3,696)	43,500
Comprehensive income:
Net income				6,736			6,736
Change in unrecognized pension costs, net
of tax expense of $256					496		496
Change in net unrealized loss on securities
available-for-sale, net of tax expense of $460					893		893
Total comprehensive income							8,125
Stock dividend	27,642	27	576	(603)
Purchase of treasury stock (25,818 shares)						(567)	(567)
Restricted stock awards			(77)			77	-
Stock awards			7			13	20
Cash dividends, $.90 per share				(2,550)			(2,550)
Balance, December 31, 2007	3,020,538	3,020	12,439	37,590	(348)	(4,173)	48,528
Comprehensive income:
Net income				6,905			6,905
Change in unrecognized pension costs,
net of tax benefit of $511					(991)		(991)
Change in net unrealized loss on securities
available-for-sale, net of tax expense of $820					1,592		1,592
Change in net unrealized loss on interest rate
swap, net of tax benefit of $117					(227)		(227)
Total comprehensive income							7,279
Stock dividend	27,751	28	618	(646)
Purchase of treasury stock (11,928 shares)						(271)	(271)
Restricted stock awards			(106)			106	-
Restricted stock vesting			28			-	28
Stock awards			2			19	21
Cash dividends, $.99 per share				(2,815)			(2,815)
Balance, December 31, 2008	3,048,289	$ 3,048	$ 12,981	$ 41,034	$ 26	$ (4,319)	$ 52,770

	2008	2007	2006
Components of comprehensive loss:
Change in net unrealized gain (loss) on investment
securities available-for-sale	$ 4,291	$ 874	$ 658
Change in unrecognized pension costs	(991)	496	234
Change in unrealized loss on interest rate swap	(227)	-	-
Investment losses (gains) included in net income, net
of tax (benefit) expense of ($1,390), ($10), and $1	(2,699)	19	(3)
Total	$ 374	$ 1,389	$ 889

See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Cash Flows
	Year Ended December 31,
(in thousands)	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$ 6,905	$ 6,736	$ 5,800
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	330	365	330
Depreciation and amortization	641	741	899
Amortization and accretion on investment securities	12	124	369
Deferred income taxes	(782)	54	109
Investment securities (gains) losses, net	4,089	29	(4)
Earnings on bank owned life insurance	(362)	(331)	(304)
Gains on sale of foreclosed assets held for sale	(81)	(396)	(80)
Realized gains on loans sold	(84)	(134)	(61)
Originations of loans held for sale	(4,365)	(6,689)	(3,317)
Proceeds from sales of loans held for sale	4,449	6,823	3,384
Increase in accrued interest receivable	(390)	(64)	(294)
Increase (decrease) in accrued interest payable	34	(88)	425
Other, net	(39)	899	(241)
Net cash provided by operating activities	10,357	8,069	7,015
Cash Flows from Investing Activities:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	387	18,859	10,439
Proceeds from maturity and principal repayments of securities	14,969	13,437	18,697
Purchase of securities	(70,382)	(42,155)	(36,401)
Proceeds from redemption of Regulatory Stock	5,044	3,676	2,576
Purchase of Regulatory Stock	(3,606)	(4,489)	(3,723)
Net increase in loans	(9,997)	(8,624)	(32,420)
Purchase of Loans	(267)	-	-
Purchase of bank owned life insurance	(3,436)	-	-
Purchase of premises and equipment	(1,132)	(462)	(1,335)
Proceeds from sale of premises and equipment	212	-	-
Proceeds from sale of foreclosed assets held for sale	565	1,075	405
Deposit acquisition premium	(1,718)	-	-
Net cash used in investing activities	(69,361)	(18,683)	(41,762)
Cash Flows from Financing Activities:
Net increase in deposits	73,762	9,513	16,716
Deposits of acquired branches	16,889	-	-
Proceeds from long-term borrowings	31,319	20,187	8,492
Repayments of long-term borrowings	(17,493)	(4,406)	(8,787)
Net increase (decrease) in short-term borrowed funds	(32,969)	(11,209)	23,396
Purchase of treasury stock	(271)	(567)	(1,222)
Stock awards	49	20	-
Dividends paid	(2,815)	(2,550)	(2,442)
Net cash provided by financing activities	68,471	10,988	36,153
Net increase in cash and cash equivalents	9,467	374	1,406

Cash and Cash Equivalents at Beginning of Year	10,389	10,015	8,609
Cash and Cash Equivalents at End of Year	$ 19,856	$ 10,389	$ 10,015
Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 14,024	$ 17,010	$ 14,528
Income taxes paid	$ 2,015	$ 1,485	$ 1,645
Non-cash activities:
Real estate acquired in settlement of loans	$ 942	$ 124	$ 463
See accompanying notes to consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Citizens Financial Services, Inc. (individually and collectively, the “Company”), is headquartered in Mansfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, First Citizens National Bank (the “Bank”), and its wholly owned subsidiary, First Citizens Insurance Agency, Inc.  The Bank is a national banking association and operates seventeen full-service banking offices in Potter, Tioga and Bradford counties, Pennsylvania and Allegany County, New York.  The Bank also provides trust services, including the administration of trusts and estates, retirement plans, and other employee benefit plans, along with a brokerage division that provides a comprehensive menu of investment services.  The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services.  The Company is supervised by the Board of Governors of the Federal Reserve System, while the Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency.

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

Investment Securities

Investment securities at the time of purchase are classified as one of the three following types:

Held-to-Maturity Securities - includes securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. The Company had no held-to-maturity securities as of December 31, 2008 and 2007.

Trading Securities - includes debt and equity securities bought and held principally for the purpose of selling them in the near term. Such securities are reported at fair value with unrealized holding gains and losses included in earnings. The Company had no trading securities as of December 31, 2008 and 2007.

Available-for-Sale Securities - includes debt and equity securities not classified as held-to-maturity or trading securities that will be held for indefinite periods of time. These securities may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and yield of alternative investments.  Such securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of estimated income tax effect.

The amortized cost of investment in debt securities is adjusted for amortization of premiums and accretion of discounts, computed by a method that results in a level yield. Gains and losses on the sale of investment securities are computed on the basis of specific identification of the adjusted cost of each security.

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value and management’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of the Corporation’s capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and management’s intent and ability requires considerable judgment. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the consolidated statement of income.

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

Loans

Interest on all loans is recognized on the accrual basis based upon the principal amount outstanding. The accrual of interest income on loans is discontinued when, in the opinion of management, doubt exists as to the ability to collect such interest. Payments received on non-accrual loans are applied to the outstanding principal balance or recorded as interest income, depending upon our assessment of our ultimate ability to collect principal and interest.  Loans are returned to the accrual status when factors indicating doubtful collectability cease to exist.

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

Impaired loans are commercial and commercial real estate loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications. The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories overlap. The Company may choose to place a loan on non-accrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired if the loan is not a commercial or commercial real estate loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value; or, as a practical expedient in the case of a loan in the process of collection, the difference between the fair value of the collateral and the recorded amount of the loans.

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

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at the lower of cost or fair value less estimated costs to sell. Prior to foreclosure, the value of the underlying loan is written down to fair market value of the real estate or other assets to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income and losses on disposition, are included in other expenses and gains are included in other non-interest income.

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

Intangible Assets

Intangible assets include core deposit intangibles, which are a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases. The core deposit intangibles are being amortized from 3 to 5 ½ year life on a straight-line basis depending on the acquisition and are included in other assets. The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense.

Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“FAS”) No. 142, “Goodwill and Other Intangible Assets”.  This statement, among other things, requires a two-step process for testing the impairment of goodwill on at least an annual basis.  This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts.  The Company performs an annual impairment analysis of goodwill.  Based on the fair value of the reporting unit, estimated using the expected present value of future cash flows, no impairment of goodwill was recognized in 2008 or 2007.

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain officers, and is the sole beneficiary on those policies.  Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized.  Increases in the cash surrender value are recognized as other non-interest income.

Income Taxes

The Company and the Bank file a consolidated federal income tax return.  Deferred tax assets and liabilities are computed based on the difference between the financial statement basis and income tax basis of assets and liabilities using the enacted marginal tax rates.  Deferred income tax expenses or benefits are based on the changes in the net deferred tax asset or liability from period to period.

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

During 2008, the Company adopted a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law.  The SERP is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the SERP are payable from the general assets of the Company.  Expenses under the SERP are recognized as earned over the expected years of service.

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

Derivative Financial Instruments

During the year ended December 31, 2008, the Company entered into an interest rate swap derivative to convert floating-rate debt to fixed-rate debt. The Company's interest rate swap agreement involves an agreement to pay a fixed rate and receive a floating rate, at specified intervals, calculated on an agreed-upon notional amount. The debt and amounts that the Company hedges are determined based on our current business plan, prevailing market conditions and the current shape of the yield curve. The Company's objective in entering into this interest rate financial instrument is to mitigate its exposure to significant unplanned fluctuations in earnings caused by volatility in interest rates. As of December 31, 2008, the derivative instrument entered into was designated as a hedge of underlying exposures. The Company does not use this instrument for trading or speculative purposes.  Derivative instruments used by the Company involve, to varying degrees, elements of credit risk, in the event a counter party should default, and market risk, as the instruments are subject to interest rate fluctuations. Credit risk is managed through the use of counterparty diversification and monitoring of counterparty financial condition.

All derivatives are recognized on the balance sheet at their fair value. To date, the derivative entered into by the Company qualifies for and is designated as a cash flow hedge. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. There was no net gain or loss recognized in earnings related to our derivative instruments during the year ended December 31, 2008.

Comprehensive Income

The Company is required to present comprehensive income in a full set of general purpose financial statements for all periods presented. Other comprehensive income is comprised of unrealized holding gains (losses) on the available-for-sale securities portfolio, unrecognized pension costs, and unrealized gain (loss) on interest rate swap. The Company has elected to report the effects of other comprehensive income as part of the Consolidated Statement of Changes in Stockholders’ Equity.

Recent Accounting Pronouncements

 In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities.  The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value.  The Standard does not expand the use of fair value in any new circumstances.  FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  In February 2008, the FASB issued Staff Position No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which removed leasing transactions accounted for under FAS No. 13 and related guidance from the scope of FAS No. 157.  Also in February 2008, the FASB issued Staff Position No.157-2, Partial Deferral of the Effective Date of Statement 157, which deferred the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.  FAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.   FAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).  This FSP provides guidance on the accounting for certain types of convertible debt instruments that may be settled in cash upon conversion.  Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The adoption of this FSP is not expected to have a material effect on the Company’s results of operations or financial position.

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

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered.  A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method.  The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. .  The Company is currently evaluating the impact the adoption of this standard will have on the Company’s results of operations.

In December 2008, the FASB issued FASB Staff Position (FSP) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets.  This FSP amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to improve an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by the FSP are to be provided for fiscal years ending after December 15, 2009.  The Company is currently evaluating the impact the adoption of the FSP will have on the Company’s results of operations.

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

Earnings Per Share

Earnings per share calculations give retroactive effect to stock dividends declared by the Company.  The number of weighted average shares used in the earnings per share computations presented was 2,850,943, 2,868,725, and 2,899,518 for 2008, 2007 and 2006, respectively.  The Company has no dilutive securities.

Reclassification

Certain of the prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no effect on net income or stockholders’ equity.

2. RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities.  The amount of such reserves was $1,317,000 and $833,000 at December 31, 2008 and 2007, respectively.

Non-retirement account deposits with one financial institution are insured up to $250,000 through December 2009.  The Company maintains cash and cash equivalents with other financial institutions in excess of the insured amount.

3. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2008 and 2007 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 27,628	$ 1,314	$ -	$ 28,942
Obligations of state and
political subdivisions	44,188	424	(480)	44,132
Corporate obligations	5,964	-	(668)	5,296
Mortgage-backed securities	93,037	2,437	(67)	95,407
Equity securities	545	20	(203)	362
Total available-for-sale securities	$ 171,362	$ 4,195	$ (1,418)	$ 174,139

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 16,626	$ 610	$ -	$ 17,236
Obligations of state and
political subdivisions	30,643	239	(38)	30,844
Corporate obligations	7,983	20	(190)	7,813
Mortgage-backed securities	62,397	382	(137)	62,642
Equity securities	2,785	4	(522)	2,267
Total available-for-sale securities	$ 120,434	$ 1,255	$ (887)	$ 120,802

The following table shows the Company’s gross unrealized losses and estimated fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007 (in thousands).  As of December 31, 2008 and 2007, the Company owned 47 and 44 securities whose estimated fair value was less than their cost basis, respectively.

December 31, 2008	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ -	$ -	$ -	$ -	$ -	$ -
Obligations of states and
political subdivisions	16,910	463	1,348	17	18,258	480
Corporate obligations	1,874	135	3,421	533	5,295	668
Mortgage-backed securities	9,413	67	-	-	9,413	67
Total debt securities	28,197	665	4,769	550	32,966	1,215
Equity securities	231	203	-	-	231	203

Total securities	$ 28,428	$ 868	$ 4,769	$ 550	$ 33,197	$ 1,418

December 31, 2007	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ -	$ -	$ -	$ -	$ -	$ -
Obligations of states and
political subdivisions	3,610	23	6,666	15	10,276	38
Corporate obligations	3,910	137	1,874	53	5,784	190
Mortgage-backed securities	3,913	13	17,608	124	21,521	137
Total debt securities	11,433	173	26,148	192	37,581	365
Equity securities	2,267	522	-	-	2,267	522
Total securities	$ 13,700	$ 695	$ 26,148	$ 192	$ 39,848	$ 887

The Company’s investment securities portfolio contains unrealized losses on mortgage-related instruments or other agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government.  For fixed maturity investments with unrealized losses due to interest rates where the Company has both the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery, declines in value below cost are not assumed to be other than temporary.  For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale during 2008, 2007, and 2006 were $387,000, $18,859,000, and $10,439,000, respectively.  The gross losses are made up a realized loss of $1,796,000 on a sale of a corporate bond and an impairment charge of our Freddie Mac preferred stock in the amount of $2,336,000.  Gross gains and gross losses were realized as follows (in thousands):

	2008	2007	2006
Gross gains	$ 43	$ 166	$ 159
Gross losses	4,132	195	155
Net (losses) gains	$ (4,089)	$ (29)	$ 4

Investment securities with an approximate carrying value of $106,669,000 and $96,876,000 at December 31, 2008 and 2007, respectively, were pledged to secure public funds and certain other deposits as provided by law.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and estimated fair value of debt securities at December 31, 2008, by contractual maturity, are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$ 510	$ 513
Due after one year through five years	19,070	19,430
Due after five years through ten years	33,288	33,631
Due after ten years	117,949	120,203
Total	$ 170,817	$ 173,777

4. LOANS

The Company grants commercial, industrial, residential, and consumer loans primarily to customers throughout Northcentral Pennsylvania and Southern New York.  Although the Company has a diversified loan portfolio at December 31, 2008 and 2007, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions.

Major classifications of loans are as follows (in thousands):

	December 31,
	2008	2007
Real estate loans:
Residential	$ 199,118	$ 201,861
Commercial	107,740	100,380
Agricultural	17,066	16,891
Construction	11,118	11,330
Loans to individuals for household,
family and other purchases	11,651	13,082
Commercial and other loans	37,968	34,664
State and political subdivision loans	48,153	45,171
	432,814	423,379
Less allowance for loan losses	4,378	4,197
Loans, net	$ 428,436	$ 419,182

Real estate loans serviced for Freddie Mac and Fannie Mae, which are not included in the consolidated balance sheet, totaled $37,523,000 and $38,427,000 at December 31, 2008 and 2007, respectively.

At December 31, 2008 and 2007, net unamortized loan fees and costs of $1,060,000 and $1,037,000, respectively, have been deducted from the carrying value of loans.

The Company had non-accrual loans, inclusive of impaired loans, of $2,202,000 and $1,915,000 at December 31, 2008 and 2007, respectively.  Interest income on loans would have increased by approximately $112,000, $230,000 and $169,000 during 2008, 2007 and 2006, respectively, if these loans had performed in accordance with their original terms.

Information with respect to impaired loans as of and for the year ended December 31 is as follows (in thousands):

	2008	2007	2006
Impaired loans without related allowance for loan losses	$ 684	$ 796	$ 469
Impaired loans with related allowance for loan losses	938	292	721
Related allowance for loan losses	108	146	232
Average recorded balance of impaired loans	1,521	1,366	1,283
Interest income recognized on impaired loans	156	25	6

Changes in the allowance for loan losses were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Balance, beginning of year	$ 4,197	$ 3,876	$ 3,664
Provision charged to income	330	365	330
Recoveries on loans previously
charged against the allowance	97	142	172
	4,624	4,383	4,166
Loans charged against the allowance	(246)	(186)	(290)
Balance, end of year	$ 4,378	$ 4,197	$ 3,876

The following is a summary of the past due and non-accrual loans as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008
	Past Due	Past Due
	30 - 89 days	90 days or more	Nonaccrual
Real estate loans	$ 2,099	$ 381	$ 2,142
Installment loans	117	2	-
Commercial and all other loans	125	-	60
Total	$ 2,341	$ 383	$ 2,202

	December 31, 2007
	Past Due	Past Due
	30 - 89 days	90 days or more	Nonaccrual
Real estate loans	$ 3,198	$ 242	$ 1,822
Installment loans	195	9	-
Commercial and all other loans	230	24	93
Total	$ 3,623	$ 275	$ 1,915

5. PREMISES & EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

	December 31,
	2008	2007
Land	$ 3,890	$ 3,786
Buildings	11,381	11,699
Furniture, fixtures and equipment	7,318	7,278
Construction in process	753	92
	23,342	22,855
Less: accumulated depreciation	10,580	10,317
Premises and equipment, net	$ 12,762	$ 12,538

Depreciation expense amounted to $658,000, $716,000 and $747,000 for 2008, 2007, and 2006, respectively.

6. GOODWILL

A summary of goodwill is as follows (in thousands):

	December 31,
	2008	2007
Beginning carrying amount	$ 9,385	$ 9,385
Add: amount related to acquisition	1,651	-
Gross carrying amount	$ 11,036	$ 9,385
Less: accumulated amortization	780	780
Net carrying amount	$ 10,256	$ 8,605

The gross carrying amount of goodwill is tested for impairment on an annual basis. Based on the fair value of the reporting unit, estimated using the expected present value of future cash flows, no goodwill impairment loss was recognized in 2008, 2007 or 2006.

7. CORE DEPOSIT INTANGIBLE ASSETS

A summary of core deposit intangible assets is as follows (in thousands):

	December 31,
	2008	2007
Beginning carrying amount	$ 3,553	$ 3,553
Add: amount related to acquisition	66	-
Gross carrying amount	$ 3,619	$ 3,553
Less: accumulated amortization	3,410	3,265
Net carrying amount	$ 209	$ 288

Amortization expense amounted to $145,000, $144,000 and $252,000 for 2008, 2007 and 2006, respectively. The estimated amortization expense of intangible assets for each of the four succeeding fiscal years is as follows (in thousands):

For the year ended December 31, 2009	$ 160
For the year ended December 31, 2010	17
For the year ended December 31, 2011	17
For the year ended December 31, 2012	15
Total	$ 209

8. DEPOSITS

Certificates of deposit of $100,000 or more amounted to $97,709,000 and $58,137,000 at December 31, 2008 and 2007, respectively. Interest expense on certificates of deposit of $100,000 or more amounted to $2,815,000, $2,864,000 and $2,667,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Following are maturities of certificates of deposit as of December 31, 2008 (in thousands):

2009	$ 133,045
2010	66,559
2011	49,217
2012	18,716
2013	17,997
Thereafter	4,063
Total certificates of deposit	$ 289,597

9. BORROWED FUNDS

	Securities
	Sold Under	Treasury					Total
	Agreements to	Direct	FHLB	Federal Funds	Notes	Term	Borrowed
(dollars in thousands)	Repurchase(a)	Investments(b)	Advances(c)	Line (d)	Payable(e,f)	Loans(g)	Funds
2008
Balance at December 31	$ 7,704	$ -	$ -	$ -	$ 7,500	$ 46,000	$ 61,204
Highest balance at any month-end	9,125	2,576	34,002	-	7,500	62,700	115,903
Average balance	8,493	248	9,642	-	7,500	38,975	64,858
Weighted average interest rate:
Paid during the year	2.22%	0.49%	2.93%	0.00%	6.18%	4.15%	3.94%
As of year-end	1.24%	0.00%	0.00%	0.00%	5.86%	3.88%	3.80%
2007
Balance at December 31	$ 7,291	$ -	$ 13,857	$ -	$ 7,500	$ 51,700	$ 80,348
Highest balance at any month-end	9,737	3,400	40,979	10,000	7,500	52,700	124,316
Average balance	8,084	1,216	24,926	334	7,500	24,465	66,525
Weighted average interest rate:
Paid during the year	4.49%	4.85%	5.24%	4.92%	8.34%	4.86%	5.35%
As of year-end	3.70%	0.00%	3.81%	0.00%	7.79%	4.52%	4.61%
2006
Balance at December 31	$ 6,638	$ -	$ 45,637	$ -	$ 7,500	$ 16,000	$ 75,775
Highest balance at any month-end	9,531	2,470	45,637	5,000	7,500	19,000	89,138
Average balance	8,388	319	30,719	685	7,500	16,024	63,635
Weighted average interest rate:
Paid during the year	4.69%	4.68%	5.21%	4.98%	8.00%	3.79%	5.10%
As of year-end	4.83%	0.00%	5.41%	0.00%	8.16%	4.46%	5.42%

(a) Securities sold under agreements to repurchase mature within 5 years. The carrying value of the underlying securities pledged at December 31, 2008 and 2007 was $11,348,000 and $12,465,000, respectively.

(b) Treasury Direct Investments consist of notes issued under the U.S. Treasury Department’s program of investing balances in interest-bearing demand notes insured by depository institutions.

(c) FHLB Advances consist of an “Open RepoPlus” agreement with the Federal Home Loan Bank of Pittsburgh. FHLB “Open RepoPlus” advances are short-term borrowings that bear interest based on the Federal Home Loan Bank discount rate or Federal Funds rate, whichever is higher.  The Company has a borrowing limit of $236,106,000, inclusive of any outstanding advances.  Although no specific collateral is required to be pledged for the “Open RepoPlus” borrowings, FHLB advances are secured by a blanket security agreement that includes the Company’s FHLB stock, as well as investment and mortgage-backed securities held in safekeeping at the FHLB and certain residential and commercial mortgage loans.  At December 31, 2008 and 2007, the approximate carrying value of the securities collateral was $115,811,000 and $74,453,000, respectively.

(d) Federal funds line consists of an unsecured line from a third party bank at market rates.  The Company has a borrowing limit of $12,000,000, inclusive of any outstanding balances.  No specific collateral is required to be pledged for these borrowings.

(e) In December 2003, the Company formed a special purpose entity (“Entity”) to issue $7,500,000 of floating rate obligated mandatory redeemable securities as part of a pooled offering.  The rate was determined quarterly and floated based on the 3 month LIBOR plus 2.80.   The Entity may redeem them, in whole or in part, at face value after December 17, 2008, and on a quarterly basis thereafter.  The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable.  Debt issue costs of $75,000 have been capitalized and fully amortized as of December 31, 2008.  Under current accounting rules, the Company’s minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet.  The Entity is not consolidated as part of the Company’s consolidated financial statements.

(f) In December, 2008, the Company entered into an interest rate swap agreement to convert floating-rate debt to fixed rate debt on a notional amount of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreement was entered into on December 17, 2008 and expires December 17, 2013. The fair value of the interest rate swap at December 31, 2008 was a liability of $344,000 and is included within other liabilities on the consolidated balance sheets.

(g) Term Loans consist of separate loans with a third party bank and the Federal Home Loan Bank of Pittsburgh as follows (in thousands):

		December 31,	December 31,
Interest Rate	Maturity	2008	2007
Variable:
(h)	August 26, 2009	$ -	$ -
Fixed:
3.82%	January 10, 2008	-	3,000
4.07%	January 14, 2008	-	20,000
4.97%	March 3, 2008	-	2,500
4.97%	March 3, 2008	-	1,000
4.95%	March 26, 2008	-	2,000
5.22%	May 12, 2008	-	2,000
5.34%	July 14, 2008	-	2,000
4.99%	August 26, 2008	-	1,000
4.93%	August 27, 2008	-	1,200
4.88%	September 26, 2008	-	2,000
5.26%	January 20, 2009	5,000	5,000
3.99%	February 25, 2009	2,000	2,000
5.25%	April 20, 2009	5,000	5,000
2.57%	September 3, 2009	2,000	-
3.80%	December 31, 2009	3,000	3,000
3.23%	January 14, 2010	2,000	-
2.82%	May 10, 2010	1,000	-
3.12%	May 9, 2011	1,000	-
3.73%	July 11, 2011	2,000	-
3.79%	August 22, 2011	1,000	-
3.70%	September 6, 2011	1,000	-
3.62%	September 6, 2011	2,000	-
3.57%	May 7, 2012	2,000	-
3.36%	May 9, 2012	2,000	-
3.89%	September 5, 2012	1,000	-
3.75%	May 6, 2013	2,000	-
3.55%	May 9, 2013	2,000	-
3.42%	December 2, 2013	5,000	-
3.52%	December 5, 2013	5,000	-
Total term loans		$ 46,000	$ 51,700

(h) Interest rate floats monthly based on the 1 month LIBOR +1.25%.  The interest rate was 2.05% and 6.45% at December 31, 2008 and 2007, respectively.  This line of credit has a borrowing limit of $10 million and is renewable on an annual basis.

Following are maturities of borrowed funds as of December 31, 2008 (in thousands):

2009	$ 31,324
2010	3,858
2011	7,022
2012	5,000
2013	14,000
Total borrowed funds	$ 61,204

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

The plan was amended, effective January 1, 2008, to cease eligibility for employees with a hire date of January 1, 2008 or later.  In lieu of the pension plan, employees with a hire date of January 1, 2008 or later are eligible to receive, after meeting length of service requirements, an annual discretionary 401(k) plan contribution from the Bank equal to a percentage of an employee’s base compensation.  The contribution amount will be placed in a separate account within the 401(k) plan and will be subject to a vesting requirement.

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

The following table sets forth the obligation and funded status as of December 31 (in thousands):

	2008	2007

Change in benefit obligation
Benefit obligation at beginning of year	$7,016	$7,102
Service cost	324	421
Interest cost	407	407
Amendments	-	(601)
Actuarial (Gain) / Loss	(398)	(137)
Benefits paid	(235)	(176)
Benefit obligation at end of year	7,114	7,016

Change in plan assets
Fair value of plan assets at beginning of year	6,313	5,796
Actual return (loss) on plan assets	(1,415)	409
Employer contribution	486	284
Benefits paid	(235)	(176)
Fair value of plan assets at end of year	5,149	6,313

Funded status	$(1,965)	$(703)

Amounts not yet recognized as a component of net periodic pension cost (in thousands):

Amounts recognized in accumulated other
comprehensive loss consists of:
Net loss	$2,922	$1,463
Prior service cost	(527)	(570)
Total	$2,395	$893

The accumulated benefit obligation for the defined benefit pension plan was $6,638,000 and $6,508,000 at December 31, 2008 and 2007, respectively.  Information where the accumulated benefit obligation is in excess of plan assets at December 31 is as follows (in thousands):

2008
Projected benefit obligation	$7,114
Accumulated benefit obligation	6,638
Fair value of plan assets	5,149

The components of net periodic benefit costs for the periods ending December 31 are as follows (in thousands):

	2008	2007	2006

Service cost	$324	$421	$388
Interest cost	407	407	363
Return on plan assets	(503)	(468)	(395)
Net amortization and deferral	18	73	86
Net periodic benefit cost	$246	$433	$442

The estimated net loss and prior service cost (benefit) that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost in 2009 is $176,900 and $(42,600), respectively.

The weighted-average assumptions used to determine benefit obligations at December 31:

	2008	2007

Discount rate	6.00%	6.00%
Rate of compensation increase	3.25%	3.25%

The weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31:

	2008	2007	2006

Discount rate	6.00%	5.75%	5.75%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.25%	3.25%	3.25%

The long-term rate of return on plan assets gives consideration to returns currently being earned on plan assets as well as future rates expected to be earned.  The investment objective is to maximize total return consistent with the interests of the participants and beneficiaries, and prudent investment management.  The allocation of the pension plan assets is determined on the basis of sound economic principles and is continually reviewed in light of changes in market conditions.  Asset allocation favors equity securities, with a target allocation of 50-70%.  The target allocation for debt securities is 30-50%.  The Bank’s pension plan weighted-average asset allocations at December 31, 2008 and 2007, by asset category are summarized below.  At December 31, 2008, the pension plan had a sufficient cash and money market position in order to re-allocate the equity portfolio for diversification purposes and reduce risk in the total portfolio.

Asset category:	2008	2007

Equity securities	52.3%	64.6%
Debt securities	29.4	16.3
Cash and money market deposits	18.3	19.1
Total	100.0%	100.0%

Equity securities include the Company’s common stock in the amounts of $217,500 (4.2% of total plan assets) and $220,900 (3.5% of total plan assets) at December 31, 2008 and 2007, respectively.

The Bank expects to contribute $400,000 to its pension plan in 2009.  Expected future benefit payments that the Bank estimates from its pension plan are as follows (in thousands):

2009	$ 313
2010	629
2011	243
2012	362
2013	228
2014 - 2018	2,471

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $203,000 and $196,000 for 2008 and 2007, respectively.

The plan was amended, effective January 1, 2008.  For employees hired prior to January 1, 2008, the Company’s contributions are no longer required, but are dependent upon the contributions of the eligible employees. For employees hired January 1, and after, employees are eligible to receive, after meeting length of service requirements, an annual discretionary 401(k) plan contribution from the Bank equal to a percentage of an employee’s base compensation.  The contribution amount will be placed in a separate account within the 401(k) plan and will be subject to a vesting requirement.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  Amounts included in interest expense on the deferred amounts totaled $40,000, $47,000 and $44,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

During 2008 and 2007, 4,993 and 3,414 shares of restricted stock were awarded and 1,247 and 291 shares were vested.  Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $56,000, $23,000 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively.

Supplemental Executive Retirement Plan

During 2008, the Company adopted a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law.  At December 31, 2008, an obligation of $188,000 was included in other liabilities for this plan in the consolidated balance sheet.  Expenses related to this plan totaled $188,000 for 2008.

11. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Currently payable	$ 2,006	$ 1,718	$ 1,348
Deferred tax liability (asset)	(782)	54	109
Provision for income taxes	$ 1,224	$ 1,772	$ 1,457

The following temporary differences gave rise to the net deferred tax assets at December 31, 2008 and 2007 (in thousands):

	2008	2007
Deferred tax assets:
Allowance for loan losses	$ 1,488	$ 1,352
Deferred compensation	588	584
Merger & acquisition costs	57	42
Allowance for losses on available-for-sale securities	985	191
Pension and other retirement obligation	732	239
Unrealized loss on interest rate swap	117	-
Unrealized losses on available-for-sale securities	28	-
Less: valuation allowance	-	(191)
Total	$ 3,995	$ 2,217

Deferred tax liabilities:
Premises and equipment	$ (221)	$ (195)
Investment securities accretion	(161)	(83)
Loan fees and costs	(125)	(133)
Goodwill and core deposit intangibles	(903)	(660)
Low income housing tax credits	(38)	(34)
Mortgage servicing rights	(52)	(59)
Unrealized gains on available-for-sale securities	(973)	(133)
Total	(2,473)	(1,297)
Deferred tax asset, net	$ 1,522	$ 920

At December 31, 2008 and 2007, the valuation allowance was $0 and $191,000, respectively.  The allowance at December 31, 2007 was for certain unrealized losses on available-for-sale securities, as the Company did not have sufficient unrealized capital gains available to utilize the unrealized loss recognized on these securities.  On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law.  A provision in the act allowed the loss on the Freddie Mac preferred stock to be treated as an ordinary loss.  As such, the Bank can treat our Freddie Mac preferred stock write-down as an ordinary loss, thus eliminating the need for a valuation allowance.

The total provision for income taxes is different from that computed at the statutory rates due to the following items (in thousands):

	Year Ended December 31,
	2008	2007	2006
Provision at statutory rates on
pre-tax income	$ 2,757	$ 2,892	$ 2,462
Effect of tax-exempt income	(1,178)	(961)	(913)
Low income housing tax credits	(187)	(187)	(130)
Bank owned life insurance	(123)	(113)	(103)
Nondeductible interest	125	133	118
Valuation allowance	(191)	9	-
Other items	21	(1)	23
Provision for income taxes	$ 1,224	$ 1,772	$ 1,457
Statutory tax rates	34%	34%	34%
Effective tax rates	15.1%	20.8%	20.1%

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

12. RELATED PARTY TRANSACTIONS

Certain executive officers, corporate directors or companies in which they have 10 percent or more beneficial ownership were indebted to the Bank. Such loans were made in the ordinary course of business at the Bank’s normal credit terms and do not present more than a normal risk of collection.  A summary of loan activity for 2008 and 2007 with officers, directors, stockholders and associates of such persons is listed below (in thousands):

	Year Ended December 31,
	2008	2007
Balance, beginning of year	$ 2,828	$ 2,737
New loans	1,499	923
Repayments	(1,164)	(832)
Balance, end of year	$ 3,163	$ 2,828

13. REGULATORY MATTERS

Dividend Restrictions:

The approval of the Comptroller of the Currency is required for a national bank to pay dividends up to the Company if the total of all dividends declared in any calendar year exceeds the Bank’s net income (as defined) for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2008 without approval of the Comptroller of the Currency of approximately $8,131,000, plus the Bank’s net income for 2009.

Loans:

The Bank is subject to regulatory restrictions which limit its ability to loan funds to the Company.  At December 31, 2008, the regulatory lending limit amounted to approximately $5,920,000.

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

As of December 31, 2008 and 2007, the Federal Reserve Board categorized the Company and the Office of the Comptroller of the Currency categorized the Bank as well capitalized, under the regulatory framework for prompt corrective action.  To be categorized as a well capitalized financial institution, Total risk-based, Tier I risk-based and Tier I leverage capital ratios must be at least 10%, 6% and 5%, respectively.

The following table reflects the Company’s capital ratios at December 31 (dollars in thousands):

	2008		2007
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)

Company	$ 54,924	13.06%	$ 51,320	13.00%
For capital adequacy purposes	33,652	8.00%	31,576	8.00%
To be well capitalized	42,065	10.00%	39,470	10.00%

Tier I capital (to risk weighted assets)

Company	$ 50,546	12.02%	$ 47,124	11.94%
For capital adequacy purposes	16,826	4.00%	15,788	4.00%
To be well capitalized	25,239	6.00%	23,682	6.00%

Tier I capital (to average assets)

Company	$ 50,546	7.91%	$ 47,124	8.20%
For capital adequacy purposes	25,547	4.00%	22,979	4.00%
To be well capitalized	31,934	5.00%	28,723	5.00%

The following table reflects the Bank’s capital ratios at December 31 (dollars in thousands):

	2008		2007
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)

Bank	$ 49,248	11.73%	$ 45,456	11.53%
For capital adequacy purposes	33,593	8.00%	31,531	8.00%
To be well capitalized	41,991	10.00%	39,413	10.00%

Tier I capital (to risk weighted assets)

Bank	$ 44,871	10.69%	$ 41,260	10.47%
For capital adequacy purposes	16,796	4.00%	15,765	4.00%
To be well capitalized	25,194	6.00%	23,648	6.00%

Tier I capital (to average assets)

Bank	$ 44,871	7.04%	$ 41,260	7.19%
For capital adequacy purposes	25,510	4.00%	22,959	4.00%
To be well capitalized	31,887	5.00%	28,699	5.00%

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

Financial instruments, whose contract amounts represent credit risk at December 31, 2008 and 2007, are as follows (in thousands):

	2008	2007
Commitments to extend credit	$84,089	$67,881
Standby letters of credit	6,203	2,419

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

Standby letters of credit are conditional commitments issued by the Company to guarantee a financial agreement between a customer and a third party.  Performance letters of credit represent conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  These instruments are issued primarily to support bid or performance related contracts.  The coverage period for these instruments is typically a one-year period with an annual renewal option subject to prior approval by management.  Fees earned from the issuance of these letters are recognized during the coverage period.  For secured letters of credit, the collateral is typically Bank deposit instruments or customer business assets.

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

The following table presents the assets reported on the consolidated balance sheet at their fair value as of December 31, 2008 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(In thousands)	December 31, 2008
	Level 1	Level II	Level III	Total
Assets:
Fair value measurements on recurring basis:
Securities available for sale	$ 362	$173,777	$ -	$174,139

Fair value measurements on non-recurring
basis:
Impaired Loans	$ -	$ 830	$ -	$ 830

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31,
	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 19,856	$ 19,856	$ 10,389	$ 10,389
Available-for-sale securities	174,139	174,139	120,802	120,802
Net loans	428,436	445,571	419,182	428,240
Bank owned life insurance	12,176	12,176	8,378	8,378
Regulatory stock	3,371	3,371	4,809	4,809
Accrued interest receivable	2,912	2,912	2,522	2,522

Financial liabilities:
Deposits	$ 546,680	$ 555,089	$ 456,028	$ 457,425
Borrowed funds	61,204	60,823	80,348	79,357
Accrued interest payable	2,233	2,233	2,199	2,199

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

Available-For-Sale Securities:

The fair values of available-for-sale securities are based on quoted market prices as of the balance sheet date.  For certain instruments, fair value is estimated by obtaining quotes from independent dealers.

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

16. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED BALANCE SHEET

	December 31,
(in thousands)	2008	2007
Assets:
Cash	$ 4,987	$ 5,117
Investment in subsidiary:
First Citizens National Bank	54,821	50,164
Other assets	746	771
Total assets	$ 60,554	$ 56,052

Liabilities:
Other liabilities	$ 284	$ 24
Borrowed funds	7,500	7,500
Total liabilities	7,784	7,524
Stockholders' equity	52,770	48,528
Total liabilities and stockholders' equity	$ 60,554	$ 56,052

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED STATEMENT OF INCOME
	Year Ended December 31,
(in thousands)	2008	2007	2006
Dividends from:
Bank subsidiary	$ 3,284	$ 3,175	$ 3,038
Available-for-sale securities	21	12	2
Total income	3,305	3,187	3,040
Realized securities gains	30	-	-
Expenses	449	563	551
Income before equity
in undistributed earnings
of subsidiary	2,886	2,624	2,489
Equity in undistributed
earnings - First Citizens National Bank	4,019	4,112	3,311
Net income	$ 6,905	$ 6,736	$ 5,800

CITIZENS FINANCIAL SERVICES, INC.
STATEMENT OF CASH FLOWS
	Year Ended December 31,
(in thousands)	2008	2007	2006
Cash flows from operating activities:
Net income	$ 6,905	$ 6,736	$ 5,800
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(4,019)	(4,112)	(3,311)
Investment securities gains, net	(30)	-	-
Other, net	115	18	(18)
Net cash provided by operating activities	2,971	2,642	2,471
Cash flows from investing activities:
Purchases of available-for-sale securities	(226)	(226)	(104)
Proceeds from the sale of available-for-sale securities	162	-	-
Net cash used in investing activities	(64)	(226)	(104)
Cash flows from financing activities:
Cash dividends paid	(2,815)	(2,550)	(2,442)
Purchase of treasury stock	(271)	(567)	(1,222)
Stock awards	49	20	-
Net cash used in financing activities	(3,037)	(3,097)	(3,664)
Net decrease in cash	(130)	(681)	(1,297)
Cash at beginning of year	5,117	5,798	7,095
Cash at end of year	$ 4,987	$ 5,117	$ 5,798

17. CONSOLIDATED CONDENSED QUARTERLY DATA (UNAUDITED)

(in thousands, except share data)		Three Months Ended,
2008	Mar 31	Jun 30	Sep 30	Dec 31
Interest income	$ 9,208	$ 9,186	$ 9,345	$ 9,499
Interest expense	3,800	3,356	3,382	3,520
Net interest income	5,408	5,830	5,963	5,979
Provision for loan losses	120	-	105	105
Non-interest income	1,209	1,318	1,365	1,353
Investment securities gains (losses), net	-	-	(4,089)	-
Non-interest expenses	3,915	3,938	4,032	3,992
Income (loss) before provision (benefit) for income taxes	2,582	3,210	(898)	3,235
Provision (benefit) for income taxes	561	764	154	(255)
Net income (loss)	$ 2,021	$ 2,446	$ (1,052)	$ 3,490
Earnings (Loss) Per Share	$ 0.70	$ 0.86	$ (0.37)	$ 1.23

		Three Months Ended,
2007	Mar 31	Jun 30	Sep 30	Dec 31
Interest income	$ 8,686	$ 8,899	$ 9,179	$ 9,260
Interest expense	4,235	4,236	4,294	4,157
Net interest income	4,451	4,663	4,885	5,103
Provision for loan losses	120	45	60	140
Non-interest income	1,127	1,591	1,154	1,242
Investment securities gains (losses), net	-	-	24	(53)
Non-interest expenses	3,778	3,956	3,788	3,792
Income before provision for income taxes	1,680	2,253	2,215	2,360
Provision for income taxes	300	493	461	518
Net income	$ 1,380	$ 1,760	$ 1,754	$ 1,842
Earnings Per Share	$ 0.49	$ 0.61	$ 0.61	$ 0.64

18. ACQUISITIONS

On November 21, 2008, the Company acquired the Mansfield branch of the Elmira Savings Bank located in Mansfield, Pennsylvania. The acquisition included retail deposits of $16,889,000 and loans of $267,000.  Land, building and certain other fixed assets were acquired with an approximate fair market value of $296,000.  The Company also recorded goodwill of $1,651,000 and $67,000 of core deposit intangible.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder’s and Board of Directors of
Citizens Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of Citizens Financial Services, Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Financial Services, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements.

We were not engaged to examine management's assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/S.R. Snodgrass, A.C.
Wexford, Pennsylvania
March 11, 2009

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

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

Date: March 12, 2009

/s/ Mickey L. Jones
By: Mickey L. Jones
Treasurer
(Principal Financial & Accounting Officer)

Date: March 12, 2009

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

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION.

    None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

           For information relating to the directors of the Company, the section captioned “Proposal 1. Election of Directors” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

           For information relating to officers of the Company, the section captioned “Proposal 1. Election of Directors” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

           For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference.

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

Corporate Governance

           For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

ITEM 11 – EXECUTIVE COMPENSATION

Executive Compensation

           For information regarding executive compensation, the sections captioned “Executive and Director Compensation” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
(a)
Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

(b)
Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2008 about Company common stock that may be issued under the Company’s 2006 Restricted Stock Plan.  The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	n/a	n/a	91,593

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	n/a	n/a	91,593

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

           For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers - Transactions with Management” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

Director Independence

           For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

For information regarding the principal accountant fees and expenses the section captioned “Proposal 2. Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  The following documents are filed as a part of this report:

    1.  The following financial statements are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2008 and 2007
Consolidated Statement of Income for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2008, 2007 and2006
Consolidated Statement of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements

    2.  All financial statement schedules are omitted because the required information is either not applicable, not required or isshown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection(a)(1) of this item.

    3. The following Exhibits are filed herewith, or incorporated by reference as a part of this report.

3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended(1)
3.2	Bylaws of Citizens Financial Services, Inc.(2)
4	Instrument defining the rights of security holders (3)
10.1	Amended and Restated Executive Employment Agreement between Citizens Financial Services, Inc., First Citizens National Bank and Randall E. Black(4)
10.2	Consulting and Non-Compete Agreement between Citizens Financial Services, Inc., First Citizens National Bank and Richard E. Wilber(5)
10.3	Citizens Financial Services, Inc. Directors’ Deferred Compensation Plan(6)
10.4	Citizens Financial Services, Inc. Directors’ Life Insurance Program(7)
10.5	Citizens Financial Services, Inc. 2006 Restricted Stock Plan(8)
10.6	Supplemental Executive Retirement Plan
21	List of Subsidiaries
23	Consent of S.R. Snodgrass, A.C., Certified Public Accountants
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

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

(8)      Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8, as filed with the Commission on August 29, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Financial Services, Inc.

(Registrant)

/s/ Randall E. Black
By: Randall E. Black
President
(Principal Executive Officer)

Date: March 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Capacity	Date
/s/ Randall E. Black Randall E. Black, President, Director (Principal Executive Officer)	March 12, 2009
/s/ Carol J. Tama Carol J. Tama, Director	March 12, 2009
/s/ R. Lowell Coolidge R. Lowell Coolidge, Director	March 12, 2009
/s/ Rudolph J. van der Hiel Rudolph J. van der Hiel, Director	March 12, 2009
/s/ Robert W. Chappell Robert W. Chappell, Director	March 12, 2009
/s/ Mark L. Dalton Mark L. Dalton, Director	March 12, 2009
/s/ R. Joseph Landy R. Joseph Landy, Director	March 12, 2009
/s/ Roger C. Graham, Jr. Roger C. Graham, Director	March 12, 2009
/s/ E. Gene Kosa E. Gene Kosa, Director	March 12, 2009
/s/ Rinaldo A. DePaola Rinaldo A. DePaola, Director	March 12, 2009
/s/ Mickey L. Jones Mickey L. Jones, Treasurer (Principal Financial & Accounting Officer)	March 12, 2009