Form 10-Q
period 2009-03-31
CITIZENS FINANCIAL SERVICES INC
filed 2009-05-11
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
Or

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes _____ No_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes____ No __X__

The number of outstanding shares of the Registrant’s Common Stock, as of May 8, 2009, was 2,846,202.

Citizens Financial Services, Inc.
Form 10-Q

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31	December 31
(in thousands except share data)	2009	2008
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 10,677	$ 9,692
Interest-bearing	11,021	10,164
Total cash and cash equivalents	21,698	19,856

Available-for-sale securities	173,812	174,139

Loans (net of allowance for loan losses:
2009, $4,498 and 2008, $4,378)	433,080	428,436

Premises and equipment	11,631	12,762
Accrued interest receivable	3,345	2,912
Goodwill	10,256	10,256
Bank owned life insurance	12,296	12,176
Other assets	8,566	8,075

TOTAL ASSETS	$ 674,684	$ 668,612

LIABILITIES:
Deposits:
Noninterest-bearing	$ 56,518	$ 55,545
Interest-bearing	498,058	491,135
Total deposits	554,576	546,680
Borrowed funds	56,764	61,204
Accrued interest payable	2,027	2,233
Other liabilities	6,878	5,725
TOTAL LIABILITIES	620,245	615,842
STOCKHOLDERS' EQUITY:
Common stock
$1.00 par value; authorized 10,000,000 shares;
issued 3,048,289 shares at March 31, 2009 and December 31, 2008, respectively	3,048	3,048
Additional paid-in capital	12,833	12,981
Retained earnings	42,697	41,034
Accumulated other comprehensive income	203	26
Treasury stock, at cost: 202,087 shares at March 31, 2009
and 200,918 shares at December 31, 2008	(4,342)	(4,319)
TOTAL STOCKHOLDERS' EQUITY	54,439	52,770
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 674,684	$ 668,612

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended
	March 31,
(in thousands, except per share data)	2009	2008
INTEREST INCOME:
Interest and fees on loans	$ 7,477	$ 7,664
Interest-bearing deposits with banks	2	-
Investment securities:
Taxable	1,640	1,123
Nontaxable	471	336
Dividends	7	85
TOTAL INTEREST INCOME	9,597	9,208
INTEREST EXPENSE:
Deposits	2,915	2,943
Borrowed funds	523	857
TOTAL INTEREST EXPENSE	3,438	3,800
NET INTEREST INCOME	6,159	5,408
Provision for loan losses	150	120
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,009	5,288
NON-INTEREST INCOME:
Service charges	812	776
Trust	163	167
Brokerage and insurance	100	44
Investment securities gains, net	16	-
Earnings on bank owned life insurance	121	85
Other	142	137
TOTAL NON-INTEREST INCOME	1,354	1,209
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,296	2,156
Occupancy	321	314
Furniture and equipment	110	133
Professional fees	131	181
Other	1,514	1,131
TOTAL NON-INTEREST EXPENSES	4,372	3,915
Income before provision for income taxes	2,991	2,582
Provision for income taxes	645	561
NET INCOME	$ 2,346	$ 2,021

Earnings Per Share	$ 0.82	$ 0.71
Cash Dividends Paid	$ 0.24	$ 0.23

Weighted average number of shares outstanding	2,844,512	2,853,280

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended
	March 31
(in thousands)		2009		2008
Net income		$ 2,346		$ 2,021
Other comprehensive income:
Unrealized gains on available for sale securities	270		1,065
Change in unrealized gain on interest rate swap	14		-
Less: Reclassification adjustment for gain included in net income	(16)		-
Other comprehensive income, before tax		268		1,065
Income tax expense related to other comprehensive income		91		362
Other comprehensive income, net of tax		177		703
Comprehensive income		$ 2,523		$ 2,724

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Three Months Ended
	March 31,
(in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,346	$ 2,021
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	150	120
Depreciation and amortization	163	172
Amortization and accretion of investment securities	21	9
Deferred income taxes	(9)	31
Investment securities gains, net	(16)	-
Earnings on bank owned life insurance	(121)	(85)
Originations of loans held for sale	(3,829)	(1,827)
Proceeds from sales of loans held for sale	3,877	1,849
Loss on sale of foreclosed assets held for sale	15	-
Increase in accrued interest receivable	(433)	(233)
Decrease in accrued interest payable	(206)	(260)
Other, net	622	(2)
Net cash provided by operating activities	2,580	1,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	2,178	-
Proceeds from maturity and principal repayments of securities	10,796	3,413
Purchase of securities	(12,398)	(7,619)
Proceeds from redemption of Regulatory Stock	-	1,609
Purchase of Regulatory Stock	(61)	(2,027)
Net increase in loans	(4,902)	(1,806)
Purchase of premises and equipment	(433)	(50)
Proceeds from sale of premises and equipment	1,405	-
Proceeds from sale of foreclosed assets held for sale	75	-
Net cash used in investing activities	(3,340)	(6,480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	7,896	3,574
Proceeds from long-term borrowings	1,185	4,021
Repayments of long-term borrowings	(7,028)	(8,514)
Net increase in short-term borrowed funds	1,403	8,139
Purchase of Treasury Stock	(187)	(13)
Reissuance of Treasury Stock	16	-
Dividends paid	(683)	(650)
Net cash provided by financing activities	2,602	6,557

Net increase in cash and cash equivalents	1,842	1,872

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,856	10,389
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 21,698	$ 12,261

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 3,534	$ 4,060

Income taxes paid	$ 50	$ 150

Loans transferred to foreclosed property	$ 147	$ -

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

The accompanying consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) and in conformity with U.S. generally accepted accounting principles.  Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Certain of the prior year amounts have been reclassified to conform with the current year presentation.  Such reclassifications had no effect on net income or stockholders’ equity.  All material inter-company balances and transactions have been eliminated in consolidation.

In the opinion of management of the Company, the accompanying interim financial statements for the quarters ended March 31, 2009 and 2008 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the three-month period ended March 31, 2009 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report to shareholders on Form 10-K for the year ended December 31, 2008.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share.  Earnings per share calculations give retroactive effect to stock dividends declared by the Company.  The Company has no dilutive securities.

	Three months ended
	March 31,
	2009	2008

Net income applicable to common stock	$2,346,000	$2,021,000
Weighted average common shares outstanding	2,844,512	2,853,280

Earnings per share	$0.82	$0.71

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of tax-exempt income earned from state and municipal securities and loans and investments in tax credits.

Note 4 - Employee Benefit Plans

For a detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 10 of the Company's Consolidated Financial Statements included in the 2008 Annual Report on Form 10-K.

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

The following sets forth the components of net periodic benefit costs of the noncontributory defined benefit plan for the three months ended March 31, 2009 and 2008, respectively (in thousands):

	Pension Benefits

	2009	2008
Service cost	$ 115	$ 102
Interest cost	144	99
Expected return on plan assets	(178)	(113)
Net amortization and deferral	6	17

Net periodic benefit cost	$ 87	$ 105

 The Company expects to contribute $400,000 to its noncontributory defined benefit pension plan in 2009.  As of March 31, 2009, the Company has contributed $0.

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  The plan was amended, effective January 1, 2008.  Under the amended plan, the Company’s contributions are no longer required, but are dependent upon the contributions of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $49,500 and $50,800 for the three months ended March 31, 2009 and 2008, respectively.

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

The following table presents the assets reported on the consolidated statements of financial condition at their fair value as of March 31, 2009 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(In thousands)	March 31, 2009
	Level 1	Level II	Level III	Total
Assets:
Fair value measurements on recurring basis:
Securities available for sale	$ 257	$173,555	$ -	$173,812

Fair value measurements on non-recurring basis:
Impaired Loans	$ -	$ 688	$ -	$ 688

Note 6 – Recent Accounting Pronouncements

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

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  This FSP requires companies acquiring contingent assets or assuming contingent liabilities in business combination to either (a) if the assets’ or liabilities’ fair value can be determined, recognize them at fair value, at the acquisition date, or (b) if the assets’ or liabilities’ fair value cannot be determined, but (i) it is probable that an asset existed or that a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated, recognize them at their estimated amount, at the acquisition date.   If the fair value of these contingencies cannot be determined and they are not probable or cannot be reasonably estimated, then companies should not recognize these contingencies as of the acquisition date and instead should account for them in subsequent periods by following other applicable GAAP.  This FSP also eliminates the FAS 141R requirement of disclosing in the footnotes to the financial statements the range of expected outcomes for a recognized contingency.  This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value.  Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.  FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may adopt this FSP earlier for the interim and annual periods ending after March 15, 2009.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, but entities may adopt this FSP earlier for the interim and annual periods ending after March 15, 2009.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

Note 7 – Branch Acquisition

  On November 21, 2008, the Company acquired the Mansfield branch of the Elmira Savings Bank located in Mansfield, Pennsylvania.  The acquisition included retail deposits of $16,889,000 and loans of $267,000.  Land, building and certain other fixed assets were acquired with an appropriate fair market value of $296,000.  The Company also recorded goodwill of $1,651,000 and $67,000 of core deposit intangible.  Upon completion of the acquisition, the Bank had approximately 40% of the deposit market share in Tioga County.

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

Introduction

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the Company.  Our Company's consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results you may expect for the full year.

Our Company currently engages in the general business of banking throughout our service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 17 banking facilities.  In Pennsylvania, these offices are located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, the Wellsboro Weis Market store, and the Mansfield Wal-Mart Super Center.  In November 2008, we completed the acquisition of another Mansfield location from The Elmira Savings Bank, FSB (see Footnote 7 to the Consolidated Financial Statements).  In New York, we have a branch office in Wellsville, Allegany County.

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

Competition

We face strong competition in the communities that we serve from other commercial banks, savings banks, and savings and loan associations, some of which are substantially larger institutions than the Bank. In addition, insurance companies, investment-counseling firms, and other business firms and individuals offer personal and corporate trust services. We also compete with credit unions, issuers of money market funds, securities brokerage firms, consumer finance companies, mortgage brokers and insurance companies. These entities are strong competitors for virtually all types of financial services.  The financial services industry continues to experience tremendous change to competitive barriers between bank and non-bank institutions. We must compete not only with traditional financial institutions, but also other business corporations that have begun to deliver competing financial services and banking services that are easily accessible through the internet. Competition for banking services is primarily based on price, nature of product, quality of service, and convenience of location.

Trust and Investment Services

Our Investment and Trust Services Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in the Company’s financial statements.  As of March 31, 2009 and December 31, 2008, the Trust Department had $71.8 and $74.3 million of assets under management, respectively.  The $2.5 million decrease is primarily attributable to a decline in market values of trust assets since the end of the year.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area.  Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance.  Fee income from the sale of these products is reflected in the Company’s financial statements.

Results of Operations

Overview of the Income Statement

         The Company had net income of $2,346,000 for the first three months of 2009 compared with earnings of $2,021,000 for last year’s comparable period, an increase of $325,000 or 16.1%. Earnings per share for the first three months of 2009 were $0.82, compared to $.71 last year, representing a 15.5% increase.  Annualized return on assets and return on equity for the three months of 2009 were 1.41% and 17.59%, respectively, compared with 1.36% and 16.32% for last year’s comparable period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income, for the first quarter of 2009, was $6,159,000, an increase of $751,000, or 13.9%, compared to the same period in 2008.  For the first three months of 2009, the provision for loan losses totaled $150,000, an increase of $30,000 over 2008.  Consequently, net interest income after the provision for loan losses was $6,009,000 compared to $5,288,000 during the first three months of 2008.

The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created:

	Analysis of Average Balances and Interest Rates (1)

	March 31, 2009			March 31, 2008
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	8,417	2	0.08	1	-	2.01
Total short-term investments	8,417	2	0.08	1	-	2.01
Investment securities:
Taxable	130,276	1,648	5.06	94,275	1,218	5.17
Tax-exempt (3)	44,783	714	6.38	33,147	510	6.15
Total investment securities	175,059	2,362	5.40	127,422	1,728	5.42
Loans:
Residential mortgage loans	206,812	3,747	7.35	213,545	3,947	7.43
Commercial & farm loans	171,048	2,981	7.07	154,332	2,950	7.69
Loans to state & political subdivisions	47,240	734	6.30	45,080	711	6.34
Other loans	11,276	251	9.03	12,486	286	9.21
Loans, net of discount (2)(3)(4)	436,376	7,713	7.17	425,443	7,894	7.46
Total interest-earning assets	619,852	10,077	6.59	552,866	9,622	7.00
Cash and due from banks	8,929			8,886
Bank premises and equipment	11,770			12,497
Other assets	27,297			18,694
Total non-interest earning assets	47,996			40,077
Total assets	667,848			592,943
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	115,010	248	0.87	98,474	394	1.61
Savings accounts	44,899	37	0.33	38,899	36	0.37
Money market accounts	40,627	99	0.99	46,538	291	2.51
Certificates of deposit	293,675	2,531	3.50	221,051	2,222	4.04
Total interest-bearing deposits	494,211	2,915	2.39	404,962	2,943	2.92
Other borrowed funds	57,691	523	3.68	82,796	857	4.16
Total interest-bearing liabilities	551,902	3,438	2.53	487,758	3,800	3.13
Demand deposits	54,013			49,568
Other liabilities	8,567			6,092
Total non-interest-bearing liabilities	62,580			55,660
Stockholders' equity	53,366			46,525
Total liabilities & stockholders' equity	667,848			589,943
Net interest income		6,639			5,822
Net interest spread (5)			4.06%			3.87%
Net interest income as a percentage
of average interest-earning assets			4.34%			4.24%
Ratio of interest-earning assets
to interest-bearing liabilities			1.12			1.13

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ending March 31, 2009 and 2008:

	For the Three Months
	Ended March 31
	2009	2008
Interest and dividend income
from investment securities (non-tax adjusted)	$ 2,120	$ 1,544
Tax equivalent adjustment	244	184
Interest and dividend income
from investment securities (tax equivalent basis)	$ 2,364	$ 1,728

Interest and fees on loans (non-tax adjusted)	$ 7,477	$ 7,664
Tax equivalent adjustment	236	230
Interest and fees on loans (tax equivalent basis)	$ 7,713	$ 7,894

Total interest income	$ 9,597	$ 9,208
Total interest expense	3,438	3,800
Net interest income	6,159	5,408
Total tax equivalent adjustment	480	414
Net interest income (tax equivalent basis)	$ 6,639	$ 5,822

           The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense.

	2009 vs. 2008 (1)
	Change in	Change	Total
	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ 2	$ -	$ 2
Investment securities:
Taxable	455	(25)	430
Tax-exempt	185	19	204
Total investments	640	(6)	634
Loans:
Residential mortgage loans	(155)	(45)	(200)
Commercial & farm loans	192	(161)	31
Loans to state & political subdivisions	28	(5)	23
Other loans	(29)	(6)	(35)
Total loans, net of discount	36	(217)	(181)
Total Interest Income	678	(223)	455
Interest Expense:
Interest-bearing deposits:
NOW accounts	79	(225)	(146)
Savings accounts	4	(3)	1
Money Market accounts	(35)	(157)	(192)
Certificates of deposit	539	(230)	309
Total interest-bearing deposits	587	(615)	(28)
Other borrowed funds	(243)	(91)	(334)
Total interest expense	344	(706)	(362)
Net interest income	$ 334	$ 483	$ 817

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income rose from $5,822,000 in 2008 to $6,639,000 in 2009, an increase of $817,000 for the three months ended March 31, 2009.  The tax equivalent net interest margin improved from 4.24% for the first three months of 2008 to 4.34% in 2009.

Total interest income increased $455,000.  Of this, $678,000 was due to volume as the average balance of interest earning assets increased by $67.0 million.  There was a decrease of $223,000 due to change in rate, as the yield on interest earning assets decreased 41 basis points from 7.00% to 6.59%.  Investment income for the three months ended March 31, 2009 increased $634,000 over the same period last year.  Total investment securities increased by $47.6 million since last year due to investment opportunities including higher yields with a minimal impact on the overall duration of our portfolio.  Taxable securities increased by $36.0 million while tax-exempt securities increased by $11.6 million, which had the effect of increasing interest income by $455,000 and $185,000, respectively, due to volume.  The purchase of tax-exempt securities, along with municipal loans, allows us to manage our effective tax rate as well as the overall yield on our interest earning assets.

Total loan interest income decreased $181,000 for the three months ended March 31, 2009 compared to the same period last year.  Interest income on residential mortgage loans decreased $200,000 of which $155,000 was due to volume and $45,000 due to a decrease in rate.  The current economic recession, higher unemployment rates and other negative economic factors have resulted in lower loan demand for non-conforming residential mortgages and home equity loans.  Loan demand for conforming mortgages, which the Company sells on the secondary market, has increased primarily due to lower interest rates.  The average balance of commercial and farm loans increased $16.7 million from a year ago primarily due to our emphasis and ability to grow this segment of the loan portfolio.  This had a positive impact of $192,000 on total interest income due to volume.  Offsetting this, a decrease of 62 basis points earned on commercial and farm loans had the effect of decreasing interest income by $161,000.

Total interest expense decreased $362,000 for the three months ended March 31, 2009 compared with last year.  Of this, a change in rate accounted for a $706,000 decrease in our interest expense.  The average interest rate on interest-bearing liabilities decreased 60 basis points, from 3.13% to 2.53%.  The actions of the Federal Reserve and current economic downturn had the effect of decreasing our short-term borrowing costs as well as rates on deposit products, including shorter-term certificates of deposit and rate sensitive NOW and money market accounts.   Offsetting this, the average balance of interest-bearing liabilities increased $64.1 million resulting in an increase in interest expense of $344,000 (see also “Financial Condition – Deposits”).   The average balance of certificates of deposit increased $72.6 million causing an increase in interest expense of $539,000.  The average balance of NOW accounts also increased $16.5 million accounting for an increase of $79,000 in interest expense.  The average balance of borrowed funds decreased by $25.1 million, which resulted in a decrease in interest expense of $243,000 due to volume.

Provision For Loan Losses

           For the three-month period ending March 31, 2009, we recorded $150,000 to the provision as a result of our quarterly review of the allowance for loan losses.  The provision was increased by $30,000 over the same time period in 2008.  Management's quarterly review of the allowance for loan losses is based on the following information: migration analysis of delinquent and non-accrual loans, impaired loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, OCC qualitative adjustments, actual and expected loan growth and peer comparisons (see also “Financial Condition – Allowance for Loan Losses”).

Non-interest Income

Non-interest income for the three months ended March 31, 2009 totaled $1,354,000, an increase of $145,000 when compared to the same period in 2008.  Service charge income increased by $36,000 and continues to be the Company’s primary source of non-interest income.  For the first three months of 2009, account service charges totaled $812,000 compared to $776,000 last year.  Approximately $12,000 of the increase is attributable to customers’ usage of their debit cards and an additional $11,000 is due to an increase in fees charged to customers for non-sufficient funds.

Brokerage and insurance income increased $56,000 as we continue to increase the principal amounts invested through us by our customers.  The hiring of an experienced broker has also had a positive impact on this increase in income.  We continue to grow and develop this segment of business with our customers.

During the first quarter of 2009, investment securities gains amounted to $16,000 compared to $0 last year.  We sold an agency bond at a gain that was likely to be called later this year.  This was offset with a loss on the sale of bank equity shares.  Earnings on bank owned life insurance increased by $36,000 compared to last year primarily due to an additional investment in bank owned life insurance of approximately $3.4 million in December 2008 based upon an analysis of new employees and updated future employee benefit costs.

The following table shows the breakdown of non-interest income for the three months ended March 31, 2009 and 2008:

	Three months ended
	March 31,		Change
(dollars in thousands)	2009	2008	Amount	%
Service charges	$ 812	$ 776	$ 36	4.6
Trust	163	167	(4)	(2.4)
Brokerage and insurance	100	44	56	127.3
Investment securities gains, net	16	-	16	n/a
Earnings on bank owned life insurance	121	85	36	42.4
Other	142	137	5	3.6
Total	$ 1,354	$ 1,209	$ 145	12.0

Non-interest Expense

Non-interest expenses increased $457,000 or 11.7%, for the first three months of 2009, compared to the same period in 2008.  The increase in salaries and employee benefits of $140,000 is due mainly to annual merit increases and increases in incentive pay accruals.

Other expense increased by $383,000 primarily due to an increase in our FDIC deposit insurance assessments.  Through the first three months of this year, we have expensed $375,000 for FDIC assessments compared to only $13,000 last year.  In 2008 we recognized approximately $209,000 in credits as a result of the Federal Deposit Insurance Reform Act of 2005.  Credits related to this legislation were fully utilized by the end of 2008.  Due to the recent strain on the FDIC deposit insurance fund, the FDIC has proposed an additional, special assessment of up to 20 basis points on all financial institutions.  As such, we anticipate even higher premiums in the second quarter.

Professional fees decreased $50,000 due to non-recurring costs in 2008 surrounding branch expansion activities.  The $23,000 decrease in furniture and equipment is due to assets becoming fully depreciated.

The following tables reflect the breakdown of non-interest expense and professional fees as of March 31, 2009 and 2008:

	Three months ended
	March 31,		Change
(in thousands)	2009	2008	Amount	%
Salaries and employee benefits	$ 2,296	$ 2,156	$ 140	6.5
Occupancy	321	314	7	2.2
Furniture and equipment	110	133	(23)	(17.3)
Professional fees	131	181	(50)	(27.6)
Other	1,514	1,131	383	33.9
Total	$ 4,372	$ 3,915	$ 457	11.7

	Three months ended
	March 31,		Change
(in thousands)	2009	2008	Amount	%
Other professional fees	$ 72	$ 99	$ (27)	(27.3)
Legal fees	8	27	(19)	(70.4)
Examinations and audits	51	55	(4)	(7.3)
Total	$ 131	$ 181	$ (50)	(27.6)

Provision For Income Taxes

The provision for income taxes was $645,000 for the three-month period ended March 31, 2009 compared to $561,000 for the same period in 2008.  The increase is attributable primarily due to an increase in taxable income of $409,000 for the comparable periods.  Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 21.6% and 21.7% for the first three months of 2009 and 2008, respectively, compared to the statutory rate of 34%.

We are involved in three limited partnership agreements that established low-income housing projects in our market areas. As a result of these agreements, for tax purposes we have recognized $776,000 out of a total $913,000 of tax credits from one project in the Towanda area that began in October of 2000. We have recognized $279,000 out of a total $385,000 of tax credits on the second project in the Wellsboro market which was completed in November 2001.  In 2005, we entered into a third limited liability partnership for a low-income housing project for senior citizens in our Sayre market area.  Beginning in 2007, we have recognized $129,000 out of a total $574,000 of tax credits.  We anticipate recognizing $688,000 of tax credits over the next eight years.

Financial Condition

Total assets were $674.7 million at March 31, 2009, an increase of $6.1 million from $668.6 million at December 31, 2008.  Net loans increased 1.1% to $437.6 million and investment securities decreased slightly to $173.8 million at March 31, 2009.  Total deposits increased $7.9 million or 1.4% to $554.6 million since year-end 2008. Borrowed funds have decreased $4.4 million to $56.8 million compared with $61.2 million at year-end.

Cash and Cash Equivalents

Cash and cash equivalents totaled $21.7 million at March 31, 2009 compared to $19.9 million at December 31, 2008.  Non-interest-bearing cash increased $985,000 since year-end 2008, while interest-bearing cash also increased $857,000 during that same period.  We believe the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year.  These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Investments

Our investment portfolio decreased by $327,000 or .2% from December 31, 2008 to March 31, 2009.  During the first quarter of 2009 we purchased approximately $10.8 million of U.S. agency obligations and $1.6 million of state and local obligations which offset the $6.6 million of principal repayments and $4.2 million of calls that occurred during the quarter. We also selectively sold $2.2 million of bonds and equities at a net gain of $16,000.  The overall market value of our investment portfolio increased approximately $.3 million due to market fluctuations since year end.  Our investment portfolio is currently yielding 5.40% compared to 5.42% a year ago on a tax equivalent basis.

Estimated Fair Market Value of Investment Portfolio
	March 31, 2009		December 31, 2008
(dollars in thousands)	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$ 33,571	19.3	$ 28,942	16.6
Obligations of state & political
subdivisions	45,335	26.1	44,132	25.3
Corporate obligations	4,979	2.9	5,296	3.0
Mortgage-backed securities	89,670	51.6	95,407	54.8
Equity securities	257	0.1	362	0.3
Total	$ 173,812	100.0	$ 174,139	100.0

	March 31, 2009/
	December 31, 2008
	Change
(dollars in thousands)	Amount	%
Available-for-sale:
U. S. Agency securities	$ 4,629	16.0
Obligations of state & political
subdivisions	1,203	2.7
Corporate obligations	(317)	(6.0)
Mortgage-backed securities	(5,737)	(6.0)
Equity securities	(105)	(29.0)
Total	$ (327)	(0.2)

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the securities portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

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

Total loans increased approximately $4.8 million or 1.1% during the first quarter of 2009.  Commercial real estate, agricultural, and commercial and other loans increased $9.1 million, $.2 million, and $3.9 million, respectively.  Residential real estate, construction, consumer, and municipal loans have decreased $2.3 million, $3.2 million, $.2 million and $2.7 million, respectively.

There has been a decrease in loan demand for residential real estate, construction and consumer loans due to several economic factors.  Recessionary pressures and a depressed housing market have had a negative impact on nonconforming, residential real estate mortgage and home equity loan growth.  Loan demand for conforming mortgages, which the Company sells on the secondary market, has increased during the first quarter.  Despite the slight run-off in the first quarter, residential mortgage lending is a principal business activity and our Company continues to offer a variety of competitively priced conforming, nonconforming and home equity mortgages.

The growth in commercial real estate, agricultural and other commercial loans, despite the slowing economy, reflects the Company’s focus on commercial lending as a means to increase loan growth as well as obtain deposits from farmers and small businesses throughout our market area.  We have a strong team of experienced professionals that enable us to meet the needs of these customers within our service area.

	March 31,		December 31,
	2009		2008
(in thousands)	Amount	%	Amount	%
Real estate:
Residential	$ 196,860	45.0	$ 199,118	46.0
Commercial	116,801	26.7	107,740	24.9
Agricultural	17,223	3.9	17,066	3.9
Construction	7,935	1.8	11,118	2.6
Loans to individuals
for household, family and other purchases	11,414	2.6	11,651	2.7
Commercial and other loans	41,912	9.6	37,968	8.8
State & political subdivision loans	45,433	10.4	48,153	11.1
Total loans	437,578	100.0	432,814	100.0
Less allowance for loan losses	4,498		4,378
Net loans	$ 433,080		$ 428,436

	March 31, 2009/
	December 31, 2008
	Change
(in thousands)	Amount	%
Real estate:
Residential	$ (2,258)	(1.1)
Commercial	9,061	8.4
Agricultural	157	0.9
Construction	(3,183)	(28.6)
Loans to individuals
for household, family and other purchases	(237)	(2.0)
Commercial and other loans	3,944	10.4
State & political subdivision loans	(2,720)	(5.6)
Total loans	$ 4,764	1.1

Allowance For Loan Losses

The allowance for loan losses as a percentage of loans increased from 1.01% at December 31, 2008 to 1.03% at March 31, 2009.  The dollar amount of the reserve increased $120,000 since year-end 2008.  The increase is a result of a $150,000 provision for the first quarter less net charge-offs.  Gross charge-offs for the first three months of 2009 were $51,000, while recoveries were $21,000.

	March 31,	December 31,
(in thousands)	2009	2008	2007	2006	2005
Balance, at beginning of period	$ 4,378	$ 4,197	$ 3,876	$ 3,664	$ 3,919
Provision charged to income	150	330	365	330	60
Increase related to acquisition	-	-	-	-	-
Recoveries on loans previously
charged against the allowance	21	97	142	172	57
	4,549	4,624	4,383	4,166	4,036
Loans charged against the allowance	(51)	(246)	(186)	(290)	(372)
Balance, at end of year	$ 4,498	$ 4,378	$ 4,197	$ 3,876	$ 3,664

Allowance for loan losses as a percent
of total loans	1.03%	1.01%	0.99%	0.93%	0.96%

Allowance for loan losses as a percent
of non-performing loans	199.20%	169.36%	191.64%	115.43%	163.94%

The adequacy of the allowance for loan losses is subject to a formal analysis by management of the Company.  Management deems the allowance to be adequate to absorb inherent losses probable in the portfolio, as of March 31, 2009.  The Company has disclosed in its annual report on Form 10-K for the year ended December 31, 2008 the process and methodology supporting the loan loss provision.

Credit Quality Risk

The following table identifies amounts of loan losses and non-performing loans.  Past due loans are those that were contractually past due 90 days or more as to interest or principal payments (dollars in thousands).

	March 31,	December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Non-performing loans:
Non-accruing loans	$ 448	$ 580	$ 827	$ 478	$ 867
Impaired loans	1,390	1,622	1,088	1,190	1,031
Accrual loans - 90 days or
more past due	420	383	275	1,690	337
Total non-performing loans	2,258	2,585	2,190	3,358	2,235
Foreclosed assets held for sale	648	591	203	758	619
Total non-performing assets	$ 2,906	$3,176	$2,393	$4,116	$2,854
Non-performing loans as a percent of loans
net of unearned income	0.52%	0.60%	0.52%	0.81%	0.58%
Non-performing assets as a percent of loans
net of unearned income	0.66%	0.73%	0.57%	0.99%	0.75%

Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.  Overall, the credit quality of our loans remains strong and non-performing assets compare positively to past periods.

Bank Owned Life Insurance

The Company has elected to purchase bank owned life insurance to offset future employee benefit costs.  As of March 31, 2009 the cash surrender value of this life insurance is $12,296,000, an increase of $120,000 since year end.  The use of life insurance policies provides the bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.

Premises and Equipment

Premises and equipment decreased $1,131,000 from $12,762,000 at December 31, 2008 to $11,631,000 at March 31, 2009, a decrease of 8.9%.  This occurred primarily due to the sale of a banking facility for approximately $1.5 million during the first quarter.  We continue to lease and conduct business at the property.  Offsetting this decrease were purchases of premises and equipment in the amount of $433,000 primarily due to bank construction at our Troy, Pennsylvania location.

Deposits

Core deposits continue to be the most significant source of funds for the Company. Deposits increased $7,896,000 or 1.4%, since December 31, 2008.  The increase in deposits is due to several reasons.  Our market area has been positively impacted by oil and gas exploration activities.  We have developed targeted products to meet the needs of customers benefiting from this activity.  The overall turbulence and volatility in the financial markets has resulted in customers seeking more stability in their deposits.  Finally, our ability to work with local municipalities to meet their business needs has resulted in increased deposits.

As of March 31, 2009, non-interest-bearing deposits and savings accounts increased $973,000 and $777,000, respectively, from December 31, 2008, and certificates of deposit increased by $8,209,000.  The increase in certificates of deposit is primarily due to customers shifting balances from lower paying deposit accounts into CD’s in order to increase their return.  As mentioned, oil and gas exploration has had a positive impact on this segment as well.  NOW accounts had a small decrease of $726,000 and money market deposits decreased $1,337,000 due to customers seeking higher rates of return.  The Bank currently does not have any outstanding brokered certificates of deposit.

	March 31,		December 31,
	2009		2008
(in thousands)	Amount	%	Amount	%
Non-interest-bearing deposits	$ 56,518	10.2	$ 55,545	10.2
NOW accounts	114,612	20.6	115,338	21.1
Savings deposits	45,224	8.2	44,447	8.1
Money market deposit accounts	40,415	7.3	41,752	7.6
Certificates of deposit	297,807	53.7	289,598	53.0
Total	$ 554,576	100.0	$ 546,680	100.0

	March 31, 2009/
	December 31, 2008
	Change
(in thousands)	Amount	%
Non-interest-bearing deposits	$ 973	1.8
NOW accounts	(726)	(0.6)
Savings deposits	777	1.7
Money market deposit accounts	(1,337)	(3.2)
Certificates of deposit	8,209	2.8
Total	$ 7,896	1.4

Borrowed Funds

         Borrowed funds decreased $4,440,000 during the first three months of 2009.  The ability to grow deposits decreased our reliance on borrowed funds.  The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available primarily through the Federal Home Loan Bank.

In December 2003, the Company formed a special purpose entity, Citizens Financial Statutory Trust I (“the Entity”), to issue $7,500,000 of floating rate obligated mandatory redeemable securities as part of a pooled offering.  The rate was determined quarterly and floated based on the 3 month LIBOR plus 2.80%.  The Entity may redeem them, in whole or in part, at face value at any time.  The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable, which is included within “Borrowed Funds” in the liabilities section of the Company’s balance sheet. Under current accounting rules, the Company’s minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet.  The Entity is not consolidated as part of the Company’s consolidated financial statements.

        In December, 2008, the Company entered into an interest rate swap agreement to convert floating-rate debt to fixed rate debt on a notional amount of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreement was entered into on December 17, 2008 and expires December 17, 2013.  The fair value of the interest rate swap at March 31, 2009 was a liability of $330,000 and is included within other liabilities on the consolidated balance sheets.

Stockholder’s Equity

We evaluate stockholders’ equity in relation to total assets and the risks associated with those assets.  The greater the capital resource, the more likely a corporation will meet its cash obligations and absorb unforeseen losses.  For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total stockholders’ equity was $54,439,000 at March 31, 2009 compared to $52,770,000, at December 31, 2008, an increase of $1,669,000 or 3.2%.  Excluding accumulated other comprehensive income, stockholder’s equity increased $1,492,000, or 2.8%.  In the first three months of 2009, the Company had net income of $2,346,000 and paid dividends of $683,000, representing a dividend payout ratio of 29.11%.  The Company purchased 9,595 shares of treasury stock at a weighted average cost of $19.52 per share.  The Company also awarded 7,526 shares of restricted stock to employees and 900 shares to the Board of Directors for incentive programs.

All of the Company’s investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments.  Accumulated other comprehensive income increased $177,000 from December 31, 2008 as a result of market value fluctuations.

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

	March 31,		December 31,
(dollars in thousands)	2009		2008
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$56,681	13.17%	$54,924	13.06%
For capital adequacy purposes	34,421	8.00%	33,652	8.00%
To be well capitalized	43,026	10.00%	42,065	10.00%

Tier I capital (to risk-weighted assets)
Company	$52,183	12.13%	$50,546	12.02%
For capital adequacy purposes	17,210	4.00%	16,826	4.00%
To be well capitalized	25,816	6.00%	25,239	6.00%

Tier I capital (to average assets)
Company	$52,183	7.93%	$50,546	7.91%
For capital adequacy purposes	26,315	4.00%	25,547	4.00%
To be well capitalized	32,894	5.00%	31,934	5.00%

The Bank’s computed risk-based capital ratios are as follows:

	March 31,		December 31,
(dollars in thousands)	2009		2008
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$51,176	11.92%	$49,248	11.73%
For capital adequacy purposes	34,360	8.00%	33,593	8.00%
To be well capitalized	42,950	10.00%	41,991	10.00%

Tier I capital (to risk-weighted assets)
Bank	$46,678	10.87%	$44,871	10.69%
For capital adequacy purposes	17,180	4.00%	16,796	4.00%
To be well capitalized	25,770	6.00%	25,194	6.00%

Tier I capital (to average assets)
Bank	$46,678	7.11%	$44,871	7.04%
For capital adequacy purposes	26,278	4.00%	25,510	4.00%
To be well capitalized	32,847	5.00%	31,887	5.00%

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2009 (dollars in thousands):

Commitments to extend credit	$ 100,306
Standby letters of credit	6,208
$ 106,514

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use.  The non-contractual amount of financial instruments with off-balance sheet risk at March 31, 2009 was $11,552,000.  The Company reserves the right to discontinue this service without prior notice.

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

Cash generated by operating activities, investing activities and financing activities influences liquidity management. Our Company's historical activity in this area can be seen in the Consolidated Statement of Cash Flows.  The most important source of funds is the deposits that are primarily core.  Repayment of principal on outstanding loans and cash flows created from the investment portfolio also a factor in liquidity management.  Other sources of funding include brokered certificates of deposit and the sale of loans or investments, if needed.

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other significant uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures during the first three months of 2009 were $433,000, compared to $50,000 during the same time period in 2008.  Surplus funds are invested in investment securities.

Short-term debt from the FHLB supplements the Company’s availability of funds.  The Company achieves liquidity primarily from temporary or short-term investments in the FHLB.  The Company has a maximum borrowing capacity at the FHLB of approximately $277.6 million, of which $40.2 million was outstanding at March 31, 2009. Additionally, we have a Federal funds line that consists of a $12.0 million unsecured credit line from a third party bank at market rates.  The Company also has another $10.0 million line of credit through a third party provider that is renewable annually.

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

         Currently, our Company has equity securities that represent only .1% of our investment portfolio and, therefore, equity risk is not significant.

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

         We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure.  A shock analysis during the first quarter of 2009 indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twenty-four months.

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

        No material changes in market risk strategy occurred during the current period.  A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 2008.

Item 4-Control and Procedures

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

(b) Changes to Internal Control Over Financial Reporting

        There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. At March 31, 2009 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

1/1/09 to 1/31/09	-	$0.00	-	64,300
2/1/09 to 2/29/09	5,595	$19.35	5,595	58,705
3/1/09 to 3/31/09	4,000	$19.75	4,000	54,705
Total	9,595	$19.52	9,595	54,705

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

Citizens Financial Services, Inc.

May 11, 2009	By:	/s/ Randall E. Black
Randall E. Black
Chief Executive Office and President (Principal Executive Officer)

May 11, 2009	By:	/s/ Mickey L. Jones
Mickey L. Jones
Chief Financial Officer (Principal Accounting Officer)