Form 10-Q
period 2009-06-30
CITIZENS FINANCIAL SERVICES INC
filed 2009-08-10
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
Or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes____ No __X__

The number of outstanding shares of the Registrant’s Common Stock, as of July 27, 2009, was 2,846,001.

Citizens Financial Services, Inc.
Form 10-Q

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30	December 31
(in thousands, except share and per share data)	2009	2008
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 9,955	$ 9,692
Interest-bearing	31,768	10,164
Total cash and cash equivalents	41,723	19,856

Available-for-sale securities	181,500	174,139

Loans (net of allowance for loan losses:
2009, $4,622 and 2008, $4,378)	437,450	428,436

Premises and equipment	11,847	12,762
Accrued interest receivable	2,786	2,912
Goodwill	10,256	10,256
Bank owned life insurance	12,411	12,176
Other assets	8,739	8,075

TOTAL ASSETS	$ 706,712	$ 668,612

LIABILITIES:
Deposits:
Noninterest-bearing	$ 57,669	$ 55,545
Interest-bearing	524,801	491,135
Total deposits	582,470	546,680
Borrowed funds	59,382	61,204
Accrued interest payable	2,048	2,233
Other liabilities	6,203	5,725
TOTAL LIABILITIES	650,103	615,842
STOCKHOLDERS' EQUITY:
Common stock
$1.00 par value; authorized 10,000,000 shares;
issued 3,048,288 shares at June 30, 2009 and December 31, 2008, respectively	3,048	3,048
Additional paid-in capital	12,888	12,981
Retained earnings	44,471	41,034
Accumulated other comprehensive income	548	26
Treasury stock, at cost: 202,287 shares at June 30, 2009
and 200,918 shares at December 31, 2008	(4,346)	(4,319)
TOTAL STOCKHOLDERS' EQUITY	56,609	52,770
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 706,712	$ 668,612

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans	$ 7,558	$ 7,645	$ 15,035	$ 15,309
Interest-bearing deposits with banks	10	6	12	6
Investment securities:
Taxable	1,541	1,126	3,181	2,249
Nontaxable	514	353	985	689
Dividends	6	56	13	141
TOTAL INTEREST INCOME	9,629	9,186	19,226	18,394
INTEREST EXPENSE:
Deposits	2,863	2,728	5,778	5,671
Borrowed funds	496	628	1,019	1,485
TOTAL INTEREST EXPENSE	3,359	3,356	6,797	7,156
NET INTEREST INCOME	6,270	5,830	12,429	11,238
Provision for loan losses	150	-	300	120
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,120	5,830	12,129	11,118
NON-INTEREST INCOME:
Service charges	894	871	1,706	1,647
Trust	113	136	276	303
Brokerage and insurance	53	74	153	118
Gains on loans sold	162	20	209	42
Investment securities gains, net	102	-	118	-
Earnings on bank owned life insurance	115	86	236	171
Other	96	131	191	246
TOTAL NON-INTEREST INCOME	1,535	1,318	2,889	2,527
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,329	2,158	4,625	4,314
Occupancy	296	281	617	595
Furniture and equipment	124	128	234	261
Professional fees	164	148	295	329
FDIC insurance	378	39	753	52
Other	1,200	1,184	2,339	2,302
TOTAL NON-INTEREST EXPENSES	4,491	3,938	8,863	7,853
Income before provision for income taxes	3,164	3,210	6,155	5,792
Provision for income taxes	692	764	1,337	1,325
NET INCOME	$ 2,472	$ 2,446	$ 4,818	$ 4,467

Earnings Per Share	$ 0.87	$ 0.86	$ 1.69	$ 1.57
Cash Dividends Paid Per Share	$ 0.245	$ 0.235	$ 0.485	$ 0.465

Weighted average number of shares outstanding	2,846,137	2,852,867	2,845,328	2,853,074

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)		2009		2008		2009		2008
Net income		$ 2,472		$ 2,446		$ 4,818		$ 4,467
Other comprehensive income:
Unrealized gains (losses) on available for sale securities	401		(2,535)		671		(1,471)
Change in unrealized gain on interest rate swap	224		-		238		-
Less: Reclassification adjustment for gain included in net income	(102)		-		(118)		-
Other comprehensive income (loss) before tax		523		(2,535)		791		(1,471)
Income tax expense (benefit) related to other comprehensive income		178		(862)		269		(500)
Other comprehensive income (loss), net of tax		345		(1,673)		522		(971)
Comprehensive income		$ 2,817		$ 773		$ 5,340		$ 3,496

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Six Months Ended
	June 30,
(in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,818	$ 4,467
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	300	120
Depreciation and amortization	305	324
Amortization and accretion of investment securities	100	14
Deferred income taxes	15	18
Investment securities gains, net	(118)	-
Realized gains on loans sold	(209)	(42)
Earnings on bank owned life insurance	(236)	(171)
Originations of loans held for sale	(10,597)	(3,522)
Proceeds from sales of loans held for sale	10,806	3,564
Loss on sale of foreclosed assets held for sale	49	-
Decrease (increase) in accrued interest receivable	126	(41)
Decrease in accrued interest payable	(185)	(248)
Other, net	404	91
Net cash provided by operating activities	5,578	4,574

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale-securities	6,778	-
Proceeds from maturity and principal repayments of securities	27,988	7,965
Purchase of securities	(41,557)	(13,321)
Proceeds from redemption of regulatory stock	-	4,331
Purchase of regulatory stock	(586)	(3,027)
Net increase in loans	(9,582)	(5,247)
Purchase of premises and equipment	(855)	(98)
Proceeds from sale of premises and equipment	1,405	-
Proceeds from sale of foreclosed assets held for sale	231	-
Net cash used in investing activities	(16,178)	(9,397)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	35,790	29,100
Proceeds from long-term borrowings	10,040	14,107
Repayments of long-term borrowings	(12,050)	(10,793)
Net increase (decrease) in short-term borrowed funds	189	(23,594)
Purchase of treasury stock	(192)	(182)
Stock awards	71	42
Dividends paid	(1,381)	(1,314)
Net cash provided by financing activities	32,467	7,366

Net increase in cash and cash equivalents	21,867	2,543

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,856	10,389
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 41,723	$ 12,932

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 6,982	$ 7,157

Income taxes paid	$ 1,350	$ 1,190

Loans transferred to foreclosed property	$ 374	$ 273

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

In the opinion of management of the Company, the accompanying interim financial statements for the quarters ended June 30, 2009 and 2008 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the six-month period ended June 30, 2009 is not necessarily indicative of the results to be expected for the full year.  Certain of the prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no effect on net income or stockholders’ equity.  This information should be read in conjunction with the Company’s Annual Report to shareholders on Form 10-K for the year ended December 31, 2008.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share.  Earnings per share calculations give retroactive effect to stock dividends declared by the Company.  The Company has no dilutive securities.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income applicable to common stock	$2,472,000	$2,446,000	$4,818,000	$4,467,000
Weighted average common shares outstanding	2,846,137	2,852,867	2,845,328	2,853,074

Earnings per share	$0.87	$0.86	$1.69	$1.57

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of tax-exempt income earned from state and municipal securities and loans and investments in tax credits.

Note 4 – Investments

The amortized cost and estimated fair value of investment securities at June 30, 2009 and December 31, 2008 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2009	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 43,837	$ 1,076	$ (90)	$ 44,823
Obligations of state and
political subdivisions	51,364	453	(616)	51,201
Corporate obligations	5,967	-	(242)	5,725
Mortgage-backed securities	76,629	2,753	-	79,382
Equity securities	371	5	(7)	369
Total available-for-sale securities	$ 178,168	$ 4,287	$ (955)	$ 181,500

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 27,628	$ 1,314	$ -	$ 28,942
Obligations of state and
political subdivisions	44,188	424	(480)	44,132
Corporate obligations	5,964	-	(668)	5,296
Mortgage-backed securities	93,037	2,437	(67)	95,407
Equity securities	545	20	(203)	362
Total available-for-sale securities	$ 171,362	$ 4,195	$ (1,418)	$ 174,139

The following table shows the Company’s gross unrealized losses and estimated fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008 (in thousands). As of June 30, 2009 and December 31, 2008, the Company owned 51 and 47 securities whose estimated fair value was less than their cost basis, respectively.

June 30, 2009	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ 15,758	$ 90	$ -	$ -	$ 15,758	$ 90
Obligations of states and
political subdivisions	14,294	363	6,920	253	21,214	616
Corporate obligations	-	-	5,725	242	5,725	242
Mortgage-backed securities	-	-	-	-	-	-
Total debt securities	30,052	453	12,645	495	42,697	948
Equity securities	197	2	83	5	280	7

Total securities	$ 30,249	$ 455	$ 12,728	$ 500	$ 42,977	$ 955

December 31, 2008	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ -	$ -	$ -	$ -	$ -	$ -
Obligations of states and
political subdivisions	16,910	463	1,348	17	18,258	480
Corporate obligations	1,874	135	3,421	533	5,295	668
Mortgage-backed securities	9,413	67	-	-	9,413	67
Total debt securities	28,197	665	4,769	550	32,966	1,215
Equity securities	231	203	-	-	231	203

Total securities	$ 28,428	$ 868	$ 4,769	$ 550	$ 33,197	$ 1,418

The Company’s investment securities portfolio contains unrealized losses on U.S. Agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government.  For fixed maturity investments with unrealized losses due to interest rates where the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired.  For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and are not credit related.  Rather, it is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale for the six months ended June 30, 2009 and 2008 were $6,778,000 and $0, respectively.  For the three months ended June 30, 2009 and 2008, proceeds from sales of securities available-for-sale were $4,600,000 and $0, respectively.  The gross gains and losses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Gross gains	$ 157	$ -	$ 209	$ -
Gross losses	55	-	91	-
Net gains	$ 102	$ -	$ 118	$ -

        Investment securities with an approximate carrying value of $105,298,000 and $106,669,000 at June 30, 2009 and December 31, 2008, respectively, were pledged to secure public funds and certain other deposits as provided by law.

        Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and estimated fair value of debt securities at June 30, 2009, by contractual maturity, are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$ 2,490	$ 2,541
Due after one year through five years	20,343	20,783
Due after five years through ten years	30,604	31,163
Due after ten years	124,360	126,644
Total	$ 177,797	$ 181,131

Note 5 - Employee Benefit Plans

For a detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 10 of the Company's Consolidated Financial Statements included in the 2008 Annual Report on Form 10-K.

Noncontributory Defined Benefit Pension Plan

The Bank sponsors a noncontributory defined benefit pension plan (“Pension Plan”) covering substantially all employees and officers.  The Bank’s funding policy is to make annual contributions, if needed, based upon the funding formula developed by the plan’s actuary.

The Pension Plan was amended, effective January 1, 2008, to cease eligibility for employees with a hire date of January 1, 2008 or later.  In lieu of the Pension Plan, employees with a hire date of January 1, 2008 or later are eligible to receive, after meeting certain length of service requirements, an annual discretionary 401(k) plan contribution from the Bank equal to a percentage of an employee’s base compensation.  The contribution amount, if any, is placed in a separate account within the 401(k) plan and is subject to a vesting requirement.

The Pension Plan was also amended, effective January 1, 2008, for employees who are still eligible to participate.  The amended Pension Plan requires benefits to be paid to eligible employees based primarily upon age and compensation rates during employment.  Upon retirement or other termination of employment, employees can elect either an annuity benefit or a lump sum distribution of vested benefits in the Pension Plan.

The following sets forth the components of net periodic benefit costs of the Pension Plan for the three and six months ended June 30, 2009 and 2008, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Service cost	$ 35	$ 174	$ 150	$ 276
Interest cost	49	249	193	348
Expected return on plan assets	(11)	(316)	(189)	(429)
Net amortization and deferral	56	(2)	62	15

Net periodic benefit cost	$ 130	$ 105	$ 217	$ 210

 The Company expects to contribute $500,000 to the Pension Plan in 2009.  As of June 30, 2009, the Company has contributed $77,891.

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan (“401(k) Plan”) which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  The 401(k) Plan was amended, effective January 1, 2008. Under the amended 401(k) Plan, the Company’s contributions are no longer required, but are dependent upon the contributions of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $105,000 and $103,000 for the six months ended June 30, 2009 and 2008, respectively.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  Amounts included in interest expense on the deferred amounts totaled $18,000 and $19,000 for the six months ended June 30, 2009 and 2008, respectively.

Restricted Stock Plan

Effective April 18, 2006, shareholders of the Company approved the 2006 Restricted Stock Plan (the “Plan”).  Employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  100,000 shares of the Company’s common stock have been authorized under the Plan, which terminates April 18, 2016.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

For the six months ended June 30, 2009 and 2008, 7,526 and 4,993 shares of restricted stock were awarded and 2,517 and 937 shares were vested, respectively.  Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $45,000 and $22,000 for the six months ended June 30, 2009 and 2008, respectively.

Note 6 – Fair Value Measurements

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value as of June 30, 2009 and December 31, 2009 by level within the fair value hierarchy. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(In thousands)	June 30, 2009
	Level 1	Level II	Level III	Total
Assets:
Securities available for sale	$ 369	$181,131	$ -	$181,500

Fair value measurements on non-recurring basis:
Impaired Loans	$ -	$ 1,600	$ -	$ 1,600

Trust Preferred Interest Rate Swap	$ -	$ (106)	$ -	$ (106)

(In thousands)	December 31, 2008
	Level 1	Level II	Level III	Total
Assets:
Securities available for sale	$ 362	$173,777	$ -	$174,139

Fair value measurements on non-recurring basis:
Impaired Loans	$ -	$ 830	$ -	$ 830

Trust Preferred Interest Rate Swap	$ -	$ (330)	$ -	$ (330)

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30		December 31
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 41,723	$ 41,723	$ 19,856	$ 19,856
Available-for-sale securities	181,500	181,500	174,139	174,139
Net loans	437,450	452,332	428,436	445,571
Bank owned life insurance	12,411	12,411	12,176	12,176
Regulatory stock	3,956	3,956	3,371	3,371
Accrued interest receivable	2,786	2,786	2,912	2,912

Financial liabilities:
Deposits	$582,470	$589,127	$ 546,680	$555,089
Borrowed funds	59,382	56,261	61,204	60,823
Accrued interest payable	2,048	2,048	2,233	2,233

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

Note 7 – Recent Accounting Pronouncements

       In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  This FSP requires companies acquiring contingent assets or assuming contingent liabilities in business combination to either (a) if the assets’ or liabilities’ fair value can be determined, recognize them at fair value, at the acquisition date, or (b) if the assets’ or liabilities’ fair value cannot be determined, but (i) it is probable that an asset existed or that a liability had been incurred at the acquisition date and (ii) the amount of the asset or liability can be reasonably estimated, recognize them at their estimated amount, at the acquisition date.   If the fair value of these contingencies cannot be determined and they are not probable or cannot be reasonably estimated, then companies should not recognize these contingencies as of the acquisition date and instead should account for them in subsequent periods by following other applicable GAAP.  This FSP also eliminates the FAS 141R requirement of disclosing in the footnotes to the financial statements the range of expected outcomes for a recognized contingency.  This FSP shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted the provisions of this, as required, and the adoption did not have a material impact on the Company’s results of operations.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, but entities may early adopt this FSP for the interim and annual periods ending after March 15, 2009. The Company adopted the provisions of FSP No. FAS 157-4, as required, and the adoption did not have a material impact on the Company’s results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value.  Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.  FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009, but entities may adopt this FSP earlier for the interim and annual periods ending after March 15, 2009.  The Company adopted the provisions of FSP No. FAS 107-1 and APB 28-1, as required, and the adoption did not have a material impact on the Company’s results of operations.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, but entities may adopt this FSP earlier for the interim and annual periods ending after March 15, 2009.  The Company adopted the provisions of FSP No. FAS 115-2 and FAS 124-2, as required, and the adoption did not have a material impact on the Company’s results of operations.

In May 2009, the FASB issued FAS No. 165, Subsequent Events, which requires companies to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities.  FAS No. 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process.  Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date.  FAS No. 165 also requires entities to disclose the date through which subsequent events have been evaluated.  FAS No. 165 was effective for interim and annual reporting periods ending after June 15, 2009.  The Company adopted the provisions of FAS No. 165, as required, and adoption did not have a material impact on Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets. FAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and removes the exception from applying FIN 46(R). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. As such, the Company plans to adopt FAS No. 166 effective January 1, 2010. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)), prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 168, The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles. FAS No. 168 establishes the FASB Accounting Standards Codification (Codification), which was officially launched on July 1, 2009, and became the primary source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of Federal securities laws are also sources of authoritative GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As such, the Company plans to adopt FAS No.168 in connection with its third quarter 2009 reporting. As the Codification is neither expected nor intended to change GAAP, the adoption of FAS No.168 will not have a material impact on its results of operations or financial position.

Note 8 – Branch Acquisition

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

Note 9 - Subsequent Events

The Company assessed events occurring subsequent to June 30, 2009 through August 10, 2009 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on August 10, 2009.

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

Introduction

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the Company.  Our Company's consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the results you may expect for the full year.

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

Trust and Investment Services

Our Investment and Trust Services Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in the Company’s financial statements.  As of June 30, 2009 and December 31, 2008, the Trust Department had $77.1 and $74.3 million of assets under management, respectively.  The $2.8 million increase is primarily attributable to a recovery in market values of trust assets since the end of the year.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area.  Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance.  Fee income from the sale of these products is reflected in the Company’s financial statements as a component of non-interest income in the Consolidated Statement of Income.

Results of Operations

Overview of the Income Statement

       The Company had net income of $4,818,000 for the first six months of 2009 compared with earnings of $4,467,000 for last year’s comparable period, an increase of $351,000 or 7.9%. Earnings per share for the first six months of 2009 were $1.69, compared to $1.57 last year, representing a 7.6% increase.  Annualized return on assets and return on equity for the six months of 2009 were 1.42% and 17.79%, respectively, compared with 1.50% and 17.80% for last year’s comparable period.

Net income for the three month’s ended June 30, 2009 was $2,472,000 compared to $2,446,000 in the comparable 2008 period, an increase of $26,000. Earnings per share for the three months ended June 30, 2009 and 2008 were $0.87 and $0.86 per share, respectively.  Annualized return on assets and return on equity for the quarter ended June 30, 2009 was 1.43% and 17.99%, respectively, compared with 1.64% and 19.24% for the same 2008 period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the first six months of 2009 was $12,429,000, an increase of $1,191,000, or 10.6%, compared to the same period in 2008.  For the first six months of 2009, the provision for loan losses totaled $300,000, an increase of $180,000 over 2008.  Consequently, net interest income after the provision for loan losses was $12,129,000 compared to $11,118,000 during the first six months of 2008.

For the three months ended June 30, 2009, net interest income was $6,270,000 compared to $5,830,000, an increase of $440,000, or 7.5% over the comparable period in 2008.  The provision for loan losses this quarter was $150,000 compared to $0 last year.  As such, net interest income after the provision for loan losses was $6,120,000 for the quarter ended compared to $5,830,000 in 2008.

The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created for the three months and six months ended June 30, 2009 and 2008:

	Analysis of Average Balances and Interest Rates (1)
	Six Months Ended
	June 30, 2009			June 30, 2008
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	18,336	12	0.12	708	7	1.92
Total short-term investments	18,336	12	0.12	708	7	1.92
Investment securities:
Taxable	129,173	3,195	4.95	93,889	2,409	5.13
Tax-exempt (3)	46,574	1,493	6.41	33,867	1,043	6.16
Total investment securities	175,747	4,688	5.33	127,756	3,452	5.40
Loans:
Residential mortgage loans	205,237	7,464	7.33	212,620	7,859	7.43
Commercial & farm loans	174,692	6,092	7.03	154,987	5,900	7.66
Loans to state & political subdivisions	46,422	1,438	6.25	46,886	1,471	6.31
Other loans	11,277	501	8.96	12,205	554	9.13
Loans, net of discount (2)(3)(4)	437,628	15,495	7.14	426,698	15,784	7.44
Total interest-earning assets	631,711	20,195	6.44	555,162	19,243	6.97
Cash and due from banks	9,684			9,148
Bank premises and equipment	11,770			12,437
Other assets	27,476			18,961
Total non-interest earning assets	48,930			40,546
Total assets	680,641			595,708
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	119,847	497	0.84	102,051	710	1.40
Savings accounts	45,508	73	0.32	39,764	73	0.37
Money market accounts	41,268	185	0.90	46,177	495	2.16
Certificates of deposit	297,391	5,023	3.41	224,300	4,393	3.94
Total interest-bearing deposits	504,014	5,778	2.31	412,292	5,671	2.77
Other borrowed funds	57,777	1,019	3.56	75,149	1,485	3.97
Total interest-bearing liabilities	561,791	6,797	2.44	487,441	7,156	2.95
Demand deposits	55,793			52,005
Other liabilities	8,895			6,066
Total non-interest-bearing liabilities	64,688			58,071
Stockholders' equity	54,162			50,196
Total liabilities & stockholders' equity	680,641			595,708
Net interest income		13,398			12,087
Net interest spread (5)			4.00%			4.02%
Net interest income as a percentage
of average interest-earning assets			4.27%			4.38%
Ratio of interest-earning assets
to interest-bearing liabilities			1.13			1.14

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
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

	Analysis of Average Balances and Interest Rates (1)
	Three Months Ended
	June 30, 2009			June 30, 2008
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	28,062	10	0.14	1,415	7	4.45
Total short-term investments	28,062	10	0.14	1,415	7	4.45
Investment securities:
Taxable	128,082	1,547	4.83	93,504	1,192	4.95
Tax-exempt (3)	48,346	779	6.45	34,586	533	5.99
Total investment securities	176,428	2,326	5.27	128,090	1,725	5.16
Loans:
Residential mortgage loans	203,680	3,717	7.32	211,695	3,911	7.43
Commercial & farm loans	178,297	3,111	7.00	155,642	2,950	8.02
Loans to state & political subdivisions	45,613	704	6.19	48,693	761	6.07
Other loans	11,276	250	8.89	11,923	269	9.41
Loans, net of discount (2)(3)(4)	438,866	7,782	7.11	427,953	7,891	7.55
Total interest-earning assets	643,356	10,118	6.30	557,458	9,623	6.99
Cash and due from banks	10,516			9,410
Bank premises and equipment	11,770			12,377
Other assets	27,652			19,228
Total non-interest earning assets	49,938			41,015
Total assets	693,294			598,473
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	124,630	249	0.80	105,628	316	2.24
Savings accounts	46,111	37	0.32	40,630	37	0.36
Money market accounts	41,901	85	0.81	45,816	203	3.62
Certificates of deposit	301,066	2,492	3.32	227,549	2,172	4.14
Total interest-bearing deposits	513,708	2,863	2.23	419,623	2,728	3.25
Other borrowed funds	57,861	496	3.44	67,502	628	5.40
Total interest-bearing liabilities	571,569	3,359	2.36	487,125	3,356	3.56
Demand deposits	57,553			54,443
Other liabilities	9,224			6,038
Total non-interest-bearing liabilities	66,777			60,481
Stockholders' equity	54,948			50,867
Total liabilities & stockholders' equity	693,294			598,473
Net interest income		6,759			6,267
Net interest spread (5)			3.94%			4.17%
Net interest income as a percentage
of average interest-earning assets			4.21%			4.52%
Ratio of interest-earning assets
to interest-bearing liabilities			1.13			1.14

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
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ending June 30, 2009 and 2008:

	For the Three Months		For the Six Months
(dollars in thousands)	Ended June 30		Ended June 30
	2009	2008	2009	2008
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$ 2,071	$ 1,541	$ 4,191	$ 3,085
Tax equivalent adjustment	265	191	509	374
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$ 2,336	$ 1,732	$ 4,700	$ 3,459

Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$ 7,558	$ 7,645	$ 15,035	$ 15,309
Tax equivalent adjustment	224	246	460	475
Interest and fees on loans (tax equivalent basis)	$ 7,782	$ 7,891	$ 15,495	$ 15,784

Total interest income	$ 9,629	$ 9,186	$ 19,226	$ 18,394
Total interest expense	3,359	3,356	6,797	7,156
Net interest income	6,270	5,830	12,429	11,238
Total tax equivalent adjustment	489	437	969	849
Net interest income (tax equivalent basis)	$ 6,759	$ 6,267	$ 13,398	$ 12,087

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense.

Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis (1)

	Three months ended June 30, 2009 vs. 2008 (1)			Six months ended June 30, 2009 vs. 2008 (1)
	Change in	Change	Total	Change in	Change	Total
(in thousands)	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ 15	$ (12)	$ 3	$ 5	$ -	$ 5
Investment securities:
Taxable	421	(66)	355	869	(83)	786
Tax-exempt	223	23	246	406	44	450
Total investments	644	(43)	601	1,275	(39)	1,236
Loans:
Residential mortgage loans	(134)	(60)	(194)	(291)	(104)	(395)
Commercial & farm loans	416	(255)	161	562	(370)	192
Loans to state & political subdivisions	(45)	(12)	(57)	(19)	(14)	(33)
Other loans	(13)	(6)	(19)	(43)	(10)	(53)
Total loans, net of discount	224	(333)	(109)	209	(498)	(289)
Total Interest Income	883	(388)	495	1,489	(537)	952
Interest Expense:
Interest-bearing deposits:
NOW accounts	51	(118)	(67)	159	(372)	(213)
Savings accounts	5	(5)	-	-	-	-
Money Market accounts	(19)	(99)	(118)	(49)	(261)	(310)
Certificates of deposit	643	(323)	320	1,086	(456)	630
Total interest-bearing deposits	680	(545)	135	1,196	(1,089)	107
Other borrowed funds	(71)	(61)	(132)	(321)	(145)	(466)
Total interest expense	609	(606)	3	875	(1,234)	(359)
Net interest income	$ 274	$ 218	$ 492	$ 614	$ 697	$ 1,311

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income rose from $12,087,000 in 2008 to $13,398,000 in 2009, an increase of $1,311,000 for the six months ended June 30, 2009.  The tax equivalent net interest margin decreased from 4.38% for the first six months of 2008 to 4.27% in 2009.

Total interest income increased $952,000.  This increase is primarily a result of a $1,489,000 increase due to volume as the average balance of interest earning assets increased by $77.5 million.  There was a decrease of $537,000 due to change in rate, as the yield on interest earning assets decreased 53 basis points from 6.97% to 6.44%.  Investment income for the six months ended June 30, 2009 increased $1,236,000 over the same period last year.  Total investment securities increased by $48.0 million since last year due to investment opportunities and investing excess cash.  Taxable securities increased by $35.3 million while tax-exempt securities increased by $12.7 million, which had the effect of increasing interest income by $869,000 and $406,000, respectively, due to volume.  The purchase of tax-exempt securities, along with municipal loans, allows us to manage our effective tax rate as well as the overall yield on our interest earning assets.

Total loan interest income decreased $289,000 for the six months ended June 30, 2009 compared to the same period last year.  Interest income on residential mortgage loans decreased $395,000 of which $291,000 was due to volume and $104,000 was due to a decrease in rate.  The current economic recession, higher unemployment rates and other negative economic factors have resulted in lower loan demand for non-conforming residential mortgages and home equity loans.  The average balance of commercial and farm loans increased $19.7 million from a year ago primarily due to our emphasis to grow this segment of the loan portfolio.  This had a positive impact of $562,000 on total interest income due to volume.  Offsetting this, a decrease of 63 basis points earned on commercial and farm loans had the effect of decreasing interest income by $370,000.

Total interest expense decreased $359,000 for the six months ended June 30, 2009 compared with last year.  This decrease is primarily due to a change in rate accounting for a $1,234,000 decrease in our interest expense.  The average interest rate on interest-bearing liabilities decreased 51 basis points, from 2.95% to 2.44%.  The actions of the Federal Reserve and current economic downturn had the effect of decreasing our short-term borrowing costs as well as rates on deposit products, including shorter-term certificates of deposit and rate sensitive NOW and money market accounts.   Offsetting this, the average balance of interest-bearing liabilities increased $74.4 million resulting in an increase in interest expense of $876,000 (see also “Financial Condition – Deposits”).  The average balance of certificates of deposit increased $73.1 million causing an increase in interest expense of $1,086,000.  Offsetting the increase in average balance was a decrease in the rate on certificates of deposit from 3.94% to 3.41% resulting in a decrease of $456,000.  The average balance of NOW accounts also increased $17.8 million accounting for an increase of $159,000 in interest expense. The change in rate, 140 basis points to 84 basis points, contributed to an offset in interest expense of $372,000 resulting in an overall decrease of $213,000.  The average balance of borrowed funds decreased by $17.4 million, resulting in a decrease in interest expense of $466,000, mainly due to volume.

Tax equivalent net interest income for the three months ended June 30, 2009 was $6,759,000 which compares to $6,267,000 for the same period last year.  This represents an increase of $492,000 or 7.9%.  Total tax equivalent interest income was $10,118,000 compared with $9,623,000 for the comparable period last year, an increase of $495,000.  Of this amount, $883,000 was due to an increase in volume and $388,000 was due to a decrease in rate.  Total investment income increased by $601,000 compared to last year.  This was predominantly due to a change in volume of $48.3 million in investment securities.  Total interest expense slightly increased $3,000 for the three months ended June 30, 2009 compared with last year. Of this increase, $609,000 is attributable to an increase in volume mostly due to a $73.5 million increase in certificates of deposit.  In addition, $606,000 of the increase is attributable to a decrease in rate as the average rate on interest-bearing liabilities which decreased 120 basis points from 3.56% to 2.36%.

Provision For Loan Losses

       For the six-month period ending June 30, 2009, we recorded a provision of $300,000.  The provision was increased by $180,000 over the same time period in 2008 as a result of management's quarterly review of the allowance for loan losses.  This review is based on the following information: migration analysis of delinquent and non-accrual loans, impaired loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, actual and expected loan growth and peer comparisons (see also “Financial Condition – Allowance for Loan Losses”).

For the three months ending June 30, 2009, we recorded a provision of $150,000 compared to $0 in 2008.

Non-interest Income

Non-interest income for the six months ended June 30, 2009 totaled $2,889,000, an increase of $362,000 when compared to the same period in 2008.  Service charge income increased by $59,000 and continues to be the Company’s primary source of non-interest income.  For the first six months of 2009, account service charges totaled $1,706,000 compared to $1,647,000 last year.  Approximately $22,000 of the increase is attributable to customers’ usage of their debit cards, $15,000 is due to an increase in fees charged to customers for non-sufficient funds, and an additional $15,000 is due to an increase in statement service charges.

Brokerage and insurance income increased $35,000 as we continue to increase the principal amounts invested through us by our customers.  We continue to grow and develop this segment of business with our customers.  Gains on loans sold also increased $167,000 compared to last year as a result of the amount of refinancing due to favorable rates in the secondary markets during the economic downturn.  Earnings on bank owned life insurance (BOLI) increased from $171,000 in 2008 to $236,000 for the six months ended June 30, 2009.  In the fourth quarter of 2008, we invested an additional $3.4 million based upon an analysis of new employees and updated future employee benefit costs, resulting in additional BOLI income.  Trust income is down slightly by $27,000 through six months compared to 2008 due to the economy’s downturn and the affect it has had on the values of trust assets under management.

During the first half of 2009, investment securities gains amounted to $118,000 compared to $0 last year.  We sold an agency bond at a gain of $32,000 that was likely to be called later this year.  We also elected to sell several higher coupon mortgage-backed securities that were prepaying very quickly realizing a total of $157,000 in gains.  This was offset with a $16,000 loss on the sale of bank equity shares as well as an other than temporary impairment charge of $54,000 on our Freddie Mac preferred stock.

For reasons previously mentioned above, service charges increased by $23,000 for the three months ended June 30, 2009 compared to the same period in 2008.  Gains on loans sold increased by $142,000 compared to last year’s three months ended data due to significantly higher refinancing activity in the secondary market.  Investment securities gains amounted to $102,000 for the quarter compared to $0 last year.  Earnings on bank owned life insurance also showed an increase of $29,000 for the quarter ended June 30, 2009 compared to 2008 due to the increase in the BOLI investment.  Brokerage and insurance decreased $21,000 for the comparable period mainly due to some larger annuity transactions done in 2008.  Trust income, as mentioned above, declined by $23,000 comparing the last three months to the comparable 2008 period.

The following table shows the breakdown of non-interest income for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Change
	2009	2008	Amount	%
Service charges	$ 894	$ 871	$ 23	2.6
Trust	113	136	(23)	(16.9)
Brokerage and insurance	53	74	(21)	(28.4)
Gains on loans sold	162	20	142	710.0
Investment securities gains, net	102	-	102	-
Earnings on bank owned life insurance	115	86	29	33.7
Other	96	131	(35)	(26.7)
Total	$ 1,535	$ 1,318	$ 217	16.5

	Six months ended June 30,		Change
	2009	2008	Amount	%
Service charges	$ 1,706	$ 1,647	$ 59	3.6
Trust	276	303	(27)	(8.9)
Brokerage and insurance	153	118	35	29.7
Gains on loans sold	209	42	167	397.6
Investment securities gains, net	118	-	118	-
Earnings on bank owned life insurance	236	171	65	38.0
Other	191	246	(55)	(22.4)
Total	$ 2,889	$ 2,527	$ 362	14.3

Non-interest Expense

Non-interest expenses increased $1,010,000 or 12.9%, through June 30, 2009 compared to the same period in 2008.  The increase in salaries and employee benefits of $311,000 is due mainly to annual merit increases, increased employee insurance premiums, and the implementation of a Supplemental Executive Retirement Plan (SERP) late in 2008.

FDIC Insurance increased by $701,000 for the six months ended June 30, 2009 primarily due to an increase in our FDIC deposit insurance assessments.  Through the first six months of this year, we have expensed $753,000 for FDIC assessments compared to only $52,000 last year.  In 2008 we recognized approximately $209,000 in credits as a result of the Federal Deposit Insurance Reform Act of 2005.  Credits related to this legislation were fully utilized by the end of 2008.  Due to the recent strain on the FDIC deposit insurance fund, the FDIC has increased their rates and will be charging a five basis point special assessment based on assets as of June 30, 2009. The payment will be made at the end of the third quarter and is expected to be approximately $330,000.  It is possible, due to the reserve balance in the fund and the many failing banks across the nation, that we could be charged another special assessment during the latter half of the year.

Professional fees decreased $34,000 due to non-recurring costs in 2008 surrounding branch expansion activities.  The $27,000 decrease in furniture and equipment is due to assets becoming fully depreciated.

For the three months ended, June 30, 2009, salaries and employee benefits increased by $171,000 due to merit increases, higher employee insurance premiums, and increased SERP benefits.  As mentioned above, FDIC insurance also increased by $339,000 compared to the same period last year.

The following tables reflect the breakdown of non-interest expense and professional fees for the three and six months ended June 30, 2009 and 2008:

	Six months ended June 30,		Change
	2009	2008	Amount	%
Salaries and employee benefits	$ 4,625	$ 4,314	$ 311	7.2
Occupancy	617	595	22	3.7
Furniture and equipment	234	261	(27)	(10.3)
Professional fees	295	329	(34)	(10.3)
FDIC Insurance	753	52	701	1,348.1
Other	2,339	2,302	37	1.6
Total	$ 8,863	$ 7,853	$ 1,010	12.9

	Six months ended June 30,		Change
	2009	2008	Amount	%
Other professional fees	$ 145	$ 178	$ (33)	(18.5)
Legal fees	38	47	(9)	(19.1)
Examinations and audits	112	104	8	7.7
Total	$ 295	$ 329	$ (34)	(10.3)

	Three months ended June 30,		Change
	2009	2008	Amount	%
Salaries and employee benefits	$ 2,329	$ 2,158	$ 171	7.9
Occupancy	296	281	15	5.3
Furniture and equipment	124	128	(4)	(3.1)
Professional fees	164	148	16	10.8
FDIC Insurance	378	39	339	869.2
Other	1,200	1,184	16	1.4
Total	$ 4,491	$ 3,938	$ 553	14.0

	Three months ended June 30,		Change
	2009	2008	Amount	%
Other professional fees	$ 73	$ 79	$ (6)	(7.6)
Legal fees	30	20	10	50.0
Examinations and audits	61	49	12	24.5
Total	$ 164	$ 148	$ 16	10.8

Provision For Income Taxes

The provision for income taxes was $1,337,000 for the six-month period ended June 30, 2009 compared to $1,325,000 for the same period in 2008.  The increase is attributable to an increase in income before provision for income taxes of $363,000 and primarily due to a decrease in our effective tax rate compared to last year.   Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 21.7% and 22.9% for the first six months of 2009 and 2008, respectively, compared to the statutory rate of 34%.

We invest in three limited partnership agreements that established low-income housing projects in our market areas. As a result of these agreements, for tax purposes we have recognized $799,000 out of a total $913,000 of tax credits from one project in the Towanda area that began in October of 2000. We have recognized $289,000 out of a total $385,000 of tax credits on the second project in the Wellsboro market which was completed in November 2001.  In 2005, we entered into a third limited liability partnership for a low-income housing project for senior citizens in our Sayre market area.  Beginning in 2007, we have recognized $143,000 out of a total $574,000 of tax credits.  We anticipate recognizing $641,000 of tax credits over the next eight years.

Financial Condition

Total assets were $706.7 million at June 30, 2009, an increase of $38.1 million, or 5.70% from $668.6 million at December 31, 2008.  Net loans increased 2.1% to $437.5 million and investment securities increased 4.3% to $181.5 million at June 30, 2009.  Total deposits increased $35.8 million or 6.6% to $582.5 million since year-end 2008. Borrowed funds have slightly decreased $1.8 million to $59.4 million compared with $61.2 million at year-end.

Cash and Cash Equivalents

Cash and cash equivalents totaled $41.7 million at June 30, 2009 compared to $19.9 million at December 31, 2008, an increase of $21.8 million.  Non-interest-bearing cash increased $.3 million since year-end 2008, while interest-bearing cash increased $21.6 million during that same period.  The increase in deposits has had a direct correlation to the increase in cash and cash equivalents and has contributed greatly in strengthening our liquidity position during this recessionary period.  We believe the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year.  These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Investments

Our investment portfolio increased by $7.4 million or 4.3% from December 31, 2008 to June 30, 2009.  During 2009 we purchased approximately $28.6 million of U.S. agency obligations, $4.2 million of mortgage backed securities and $8.7 million of state and local obligations which help offset the $16.2 million of principal repayments and $11.7 million of calls that occurred during the quarter. We also selectively sold $6.8 million of bonds and equities at a net gain of $118,000.  The overall market value of our investment portfolio increased approximately $.6 million due to market fluctuations since year end.  Significant market recoveries were seen in our mortgage backed securities and our corporate bonds since year end.  Excluding our short-term investments consisting of monies held at the Federal Reserve for liquidity purposes, our investment portfolio is currently yielding 5.33% compared to 5.40% a year ago on a tax equivalent basis.

As mentioned above, due to the economic downturn and the lowering of interest rates, we have experienced significant prepayments of our mortgage backed securities and calls on our agency bonds.  Due to the amount of cash flow from the investment portfolio as well as an increase in deposits, our strategy has been to reinvest funds mainly in short-term agency bonds and longer-term municipal bonds.

Estimated Fair Market Value of Investment Portfolio
	June 30, 2009		December 31, 2008
(dollars in thousands)	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$ 44,823	24.7	$ 28,942	16.6
Obligations of state & political
subdivisions	51,201	28.2	44,132	25.3
Corporate obligations	5,725	3.2	5,296	3.0
Mortgage-backed securities	79,382	43.7	95,407	54.8
Equity securities	369	0.2	362	0.3
Total	$ 181,500	100.0	$ 174,139	100.0

	June 30, 2009/
	December 31, 2008
	Change
(dollars in thousands)	Amount	%
Available-for-sale:
U. S. Agency securities	$ 15,881	54.9
Obligations of state & political
subdivisions	7,069	16.0
Corporate obligations	429	8.1
Mortgage-backed securities	(16,025)	(16.8)
Equity securities	7	1.9
Total	$ 7,361	4.2

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

Total loans increased approximately $9.3 million or 2.1% during the first six months of 2009.  Commercial real estate, agricultural, and commercial and other loans increased $13.2 million, $1.0 million and $4.6 million, respectively.  Residential real estate, construction, and municipal loans have decreased $2.7 million, $5.0 million, and $2.1 million, respectively.

There has been a decrease in loan demand for residential real estate, construction and consumer loans due to several economic factors.  Recessionary pressures, higher unemployment, and a depressed housing market have had a negative impact on nonconforming, residential real estate mortgage and home equity loan growth.  Conversely, loan demand for conforming mortgages, which the Company sells on the secondary market, has increased dramatically during the first half of 2009.  Through June 30, 2009, we have sold $10.6 million of loans in the secondary market compared to just $3.5 million through this time last year.  Despite the lack of demand, residential mortgage lending is a principal business activity and our Company continues to offer a variety of competitively priced conforming, nonconforming and home equity mortgages.

The growth in commercial real estate, agricultural and other commercial loans, despite the recession, reflects the Company’s focus on commercial lending as a means to increase loan growth and obtain deposits from farmers and small businesses throughout our market area.  We believe we have a strong team of experienced professionals that enable us to meet the needs of these customers within our service area.

	June 30,		December 31,
	2009		2008
(in thousands)	Amount	%	Amount	%
Real estate:
Residential	$ 196,459	44.4	$ 199,118	46.0
Commercial	120,948	27.4	107,740	24.9
Agricultural	18,072	4.1	17,066	3.9
Construction	6,095	1.4	11,118	2.6
Loans to individuals
for household, family and other purchases	11,877	2.7	11,651	2.7
Commercial and other loans	42,571	9.6	37,968	8.8
State & political subdivision loans	46,050	10.4	48,153	11.1
Total loans	442,072	100.0	432,814	100.0
Less allowance for loan losses	4,622		4,378
Net loans	$ 437,450		$ 428,436

	June 30, 2009/
	December 31, 2008
	Change
(in thousands)	Amount	%
Real estate:
Residential	$ (2,659)	(1.3)
Commercial	13,208	12.3
Agricultural	1,006	5.9
Construction	(5,023)	(45.2)
Loans to individuals
for household, family and other purchases	226	1.9
Commercial and other loans	4,603	12.1
State & political subdivision loans	(2,103)	(4.4)
Total loans	$ 9,258	2.1

Allowance For Loan Losses

The allowance for loan losses as a percentage of loans increased from 1.01% at December 31, 2008 to 1.05% at June 30, 2009.  The allowance increased $244,000 since year-end 2008.  The increase is a result of a $300,000 provision for the first six months less net charge-offs.  Gross charge-offs for the first six months of 2009 were $99,000, while recoveries were $43,000.

	June 30,	December 31,
(in thousands)	2009	2008	2007	2006	2,005
Balance, at beginning of period	$ 4,378	$ 4,197	$ 3,876	$ 3,664	$ 3,919
Provision charged to income	300	330	365	330	60
Recoveries on loans previously
charged against the allowance	43	97	142	172	57
	4,721	4,624	4,383	4,166	4,036
Loans charged against the allowance	(99)	(246)	(186)	(290)	(372)
Balance, at end of year	$ 4,622	$ 4,378	$ 4,197	$ 3,876	$ 3,664

Allowance for loan losses as a percent
of total loans	1.05%	1.01%	0.99%	0.93%	0.96%

Allowance for loan losses as a percent
of non-performing loans	147.06%	169.36%	191.64%	115.43%	163.94%

The adequacy of the allowance for loan losses is subject to a formal analysis by management of the Company.  Management deems the allowance to be adequate to absorb inherent losses probable in the portfolio, as of June 30, 2009.  The Company has disclosed in its annual report on Form 10-K for the year ended December 31, 2008 the process and methodology for determining the level of the allowance for loan losses.

Credit Quality Risk

The following table identifies amounts of loan losses and non-performing loans.  Past due loans are those that were contractually past due 90 days or more as to interest or principal payments (dollars in thousands).

	June 30,	December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Non-performing loans:
Non-accruing loans	$ 523	$ 580	$ 827	$ 478	$ 867
Impaired loans	2,330	1,622	1,088	1,190	1,031
Accrual loans - 90 days or
more past due	290	383	275	1,690	337
Total non-performing loans	3,143	2,585	2,190	3,358	2,235
Foreclosed assets held for sale	686	591	203	758	619
Total non-performing assets	$ 3,829	$3,176	$2,393	$4,116	$2,854
Non-performing loans as a percent of loans
net of unearned income	0.71%	0.60%	0.52%	0.81%	0.58%
Non-performing assets as a percent of loans
net of unearned income	0.87%	0.73%	0.57%	0.99%	0.75%

Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.  Impaired loans increased at June 30, 2009 mainly due one large commercial customer.

Bank Owned Life Insurance

The Company purchased bank owned life insurance to offset future employee benefit costs.  As of June 30, 2009 the cash surrender value of this life insurance is $12,411,000, an increase of $236,000 since year end.  The use of life insurance policies provides the bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the individuals) provide partial recovery of cash outflows associated with the benefits.

Premises and Equipment

Premises and equipment decreased $915,000 from $12.7 at December 31, 2008 to $11.8 at June 30, 2009, a decrease of 7.2%.  This occurred primarily due to the sale of a banking facility for approximately $1.4 million during the first quarter of 2009.  We continue to lease and conduct business at the property.  Offsetting this decrease were purchases of premises and equipment in the amount of $855,000 primarily due to new branch construction at our Troy, Pennsylvania location.

Deposits

Core deposits continue to be the most significant source of funds for the Company. Deposits increased $35.8 million or 6.5%, since December 31, 2008.  The increase in deposits is due to several reasons.  Our market area has been positively impacted by oil and gas exploration activities.  We have developed targeted products to meet the needs of customers benefiting from this activity.  The overall turbulence and volatility in the financial markets has also resulted in customers seeking more stability in their deposits.  Finally, our ability to work with local municipalities to meet their business needs has resulted in increased deposits.

As of June 30, 2009, non-interest-bearing deposits, NOW accounts, savings accounts, and money market accounts have all increased by $2.1 million, $8.7 million, $2.8 million, and $2.6 million, respectively, from December 31, 2008.  Certificates of deposit also increased by $19.5 million.  The increase in certificates of deposit is primarily due to customers shifting balances from lower paying deposit accounts into CD’s in order to increase their return.  As mentioned, oil and gas exploration has had a significant impact on this segment as well.  The Bank currently does not have any outstanding brokered certificates of deposit.
	June 30,		December 31,
	2009		2008
(in thousands)	Amount	%	Amount	%
Non-interest-bearing deposits	$ 57,669	9.9	$ 55,545	10.2
NOW accounts	124,050	21.3	115,338	21.1
Savings deposits	47,249	8.1	44,447	8.1
Money market deposit accounts	44,360	7.6	41,752	7.6
Certificates of deposit	309,142	53.1	289,598	53.0
Total	$ 582,470	100.0	$ 546,680	100.0

	June 30, 2009/
	December 31, 2008
	Change
(in thousands)	Amount	%
Non-interest-bearing deposits	$ 2,124	3.8
NOW accounts	8,712	7.6
Savings deposits	2,802	6.3
Money market deposit accounts	2,608	6.2
Certificates of deposit	19,544	6.7
Total	$ 35,790	6.5

Borrowed Funds

        Borrowed funds decreased $1.8 million during the first six months of 2009.  The ability to grow deposits decreased our reliance on borrowed funds.  The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available primarily through the Federal Home Loan Bank of Pittsburgh.

In December 2003, the Company formed a special purpose entity, Citizens Financial Statutory Trust I (“the Entity”), to issue $7,500,000 of floating rate obligated mandatory redeemable securities as part of a pooled offering.  The rate is determined quarterly based on the 3 month LIBOR plus 2.80%.  The Entity may redeem them, in whole or in part, at face value at any time.  The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable, which is included within “Borrowed Funds” in the liabilities section of the Company’s balance sheet. Under current accounting rules, the Company’s minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet.  The Entity is not consolidated as part of the Company’s consolidated financial statements.

       In December, 2008, the Company entered into an interest rate swap agreement to convert the above mentioned floating-rate debt to fixed rate debt on a notional amount of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreement was entered into on December 17, 2008 and expires December 17, 2013.  The fair value of the interest rate swap at June 30, 2009 was a liability of $106,000 and is included within other liabilities on the Consolidated Balance Sheet.

Stockholder’s Equity

We evaluate stockholders’ equity in relation to total assets and the risks associated with those assets.  The greater the capital resource, the more likely a corporation will meet its cash obligations and absorb unforeseen losses.  For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total stockholders’ equity was $56.6 million at June 30, 2009 compared to $52.8 million at December 31, 2008, an increase of $3.8 million or 7.3%.  Excluding accumulated other comprehensive income, stockholder’s equity increased $3.3 million, or 6.3%.  In the first six months of 2009, the Company had net income of $4.8 million and paid dividends of $1.4 million, representing a dividend payout ratio of 28.7%.  The Company purchased 9,795 shares of treasury stock at a weighted average cost of $19.57 per share.  The Company also awarded 7,526 shares of restricted stock to employees and 900 shares to the Board of Directors for incentive programs.

All of the Company’s investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments.  Accumulated other comprehensive income increased $522,000 from December 31, 2008 as a result of market value fluctuations.

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

	June 30,		December 31,
(dollars in thousands)	2009		2008
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$58,822	13.52%	$54,924	13.06%
For capital adequacy purposes	34,818	8.00%	33,652	8.00%
To be well capitalized	43,523	10.00%	42,065	10.00%

Tier I capital (to risk-weighted assets)
Company	$54,200	12.45%	$50,546	12.02%
For capital adequacy purposes	17,409	4.00%	16,826	4.00%
To be well capitalized	26,114	6.00%	25,239	6.00%

Tier I capital (to average assets)
Company	$54,200	7.92%	$50,546	7.91%
For capital adequacy purposes	27,357	4.00%	25,547	4.00%
To be well capitalized	34,196	5.00%	31,934	5.00%

The Bank’s computed risk-based capital ratios are as follows:

	June 30,		December 31,
(dollars in thousands)	2009		2008
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$53,221	12.25%	$49,248	11.73%
For capital adequacy purposes	34,764	8.00%	33,593	8.00%
To be well capitalized	43,455	10.00%	41,991	10.00%

Tier I capital (to risk-weighted assets)
Bank	$48,599	11.18%	$44,871	10.69%
For capital adequacy purposes	17,382	4.00%	16,796	4.00%
To be well capitalized	26,073	6.00%	25,194	6.00%

Tier I capital (to average assets)
Bank	$48,599	7.11%	$44,871	7.04%
For capital adequacy purposes	27,327	4.00%	25,510	4.00%
To be well capitalized	34,159	5.00%	31,887	5.00%

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2009 (dollars in thousands):

Commitments to extend credit	$ 83,498
Standby letters of credit	6,459
$ 89,957

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use.  The non-contractual amount of financial instruments with off-balance sheet risk at June 30, 2009 was $11,204,000.  The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other significant uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures during the first six months of 2009 were $855,000, compared to $98,000 during the same time period in 2008.  Our new branch construction in Troy, Pennsylvania has accounted for most of this expenditure.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short-term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $264.2 million, of which $44.0 million was outstanding at June 30, 2009. Additionally, we have two Federal funds lines that consist of $22.0 million of unsecured credit from third party banks at market rates.  Neither of these lines is drawn upon.

Citizens Financial is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial’s primary source of income is dividends received from the Bank.  The Bank may not, under the National Bank Act, declare a dividend without approval of the OCC, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The Federal Reserve Board, the OCC and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At June 30, 2009, Citizens Financial had liquid assets of $5.0 million as well as a $10.0 million line of credit available with a third party provider that is renewable annually.

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

        Currently, our Company has equity securities that represent only .2% of our investment portfolio and, therefore, equity risk is not significant.

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

        We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure.  A shock analysis during the second quarter of 2009 indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twenty-four months.

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

(b)    Changes to Internal Control Over Financial Reporting

        There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. At June 30, 2009 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

4/1/09 to 4/30/09	-	$0.00	-	54,705
5/1/09 to 5/31/09	200	$22.00	200	54,505
6/1/09 to 6/30/09	-	$0.00	-	54,505
Total	200	$22.00	200	54,505

 (1) On January 7, 2006, the Board of Directors authorized the repurchase of 140,000 shares.  The repurchase plan does not have an expiration date.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

        Citizens Financial Services held its Annual Meeting of Shareholders on April 21, 2009, for the purposes summarized below and to transact such other business as would properly come before the meeting.  Results of shareholder voting were as follows:

1.	Election of four Class 3 Directors to serve for three-year terms and until their successors are duly elected and qualified;

	For	Withhold Authority
E. Gene Kosa	2,349,903	105,403
R. Joseph Landy	2,410,994	44,312
Roger C. Graham Jr.	2,365,289	90,017
Robert W. Chappell	2,405,937	49,369

2.	To ratify the appointment of S.R. Snodgrass, A.C., Certified Public Accountants, as independent auditor for the Company for the fiscal year ended December 31, 2009;

            For                                    Against                                Abstain
                               2,445,131                                  4,251                                     5,924

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

Citizens Financial Services, Inc.

August 10, 2009	By:	/s/ Randall E. Black
By: Randall E. Black
President and Chief Executive Officer
(Principal Executive Officer)

August 10, 2009	By:	/s/ Mickey L. Jones
By: Mickey L. JOnes
Chief Financial Officer
(Principal Accounting Officer)