Form 10-Q
period 2009-11-12
CITIZENS FINANCIAL SERVICES INC
filed 2009-11-12
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
Or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes____ No __X__

The number of outstanding shares of the Registrant’s Common Stock, as of November 9, 2009, was 2,873,966.

Citizens Financial Services, Inc.
Form 10-Q

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30	December 31
(in thousands, except share and per share data)	2009	2008
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 10,844	$ 9,692
Interest-bearing	9,318	10,164
Total cash and cash equivalents	20,162	19,856

Available-for-sale securities	197,544	174,139

Loans (net of allowance for loan losses:
2009, $4,683 and 2008, $4,378)	443,808	428,436

Premises and equipment	11,896	12,762
Accrued interest receivable	3,544	2,912
Goodwill	10,256	10,256
Bank owned life insurance	12,539	12,176
Other assets	7,465	8,075

TOTAL ASSETS	$ 707,214	$ 668,612

LIABILITIES:
Deposits:
Noninterest-bearing	$ 56,070	$ 55,545
Interest-bearing	523,777	491,135
Total deposits	579,847	546,680
Borrowed funds	57,790	61,204
Accrued interest payable	2,075	2,233
Other liabilities	6,395	5,725
TOTAL LIABILITIES	646,107	615,842
STOCKHOLDERS' EQUITY:
Common stock
$1.00 par value; authorized 10,000,000 shares; issued 3,076,253 shares
at September 30, 2009 and 3,048,289 shares at December 31, 2008, respectively	3,076	3,048
Additional paid-in capital	13,455	12,981
Retained earnings	45,557	41,034
Accumulated other comprehensive income	3,365	26
Treasury stock, at cost: 202,287 shares at September 30, 2009
and 200,918 shares at December 31, 2008	(4,346)	(4,319)
TOTAL STOCKHOLDERS' EQUITY	61,107	52,770
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 707,214	$ 668,612

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans	$ 7,581	$ 7,793	$ 22,616	$ 23,102
Interest-bearing deposits with banks	15	28	27	34
Investment securities:
Taxable	1,466	1,142	4,647	3,391
Nontaxable	598	359	1,583	1,048
Dividends	7	23	20	164
TOTAL INTEREST INCOME	9,667	9,345	28,893	27,739
INTEREST EXPENSE:
Deposits	2,777	2,837	8,555	8,508
Borrowed funds	500	545	1,519	2,030
TOTAL INTEREST EXPENSE	3,277	3,382	10,074	10,538
NET INTEREST INCOME	6,390	5,963	18,819	17,201
Provision for loan losses	400	105	700	225
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,990	5,858	18,119	16,976
NON-INTEREST INCOME:
Service charges	958	944	2,664	2,591
Trust	121	148	397	451
Brokerage and insurance	75	58	228	176
Gains on loans sold	83	4	292	45
Investment securities gains (losses), net	-	(4,089)	118	(4,089)
Earnings on bank owned life insurance	128	90	364	261
Other	87	121	278	368
TOTAL NON-INTEREST INCOME (LOSS)	1,452	(2,724)	4,341	(197)
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,393	2,196	7,018	6,510
Occupancy	272	271	889	866
Furniture and equipment	102	107	336	368
Professional fees	164	156	459	485
FDIC insurance	277	52	1,030	104
Other	1,242	1,250	3,581	3,552
TOTAL NON-INTEREST EXPENSES	4,450	4,032	13,313	11,885
Income (loss) before provision for income taxes	2,992	(898)	9,147	4,894
Provision for income taxes	604	154	1,941	1,479
NET INCOME (LOSS)	$ 2,388	$ (1,052)	$ 7,206	$ 3,415

Earnings Per Share	$ 0.83	$ (0.37)	$ 2.51	$ 1.19
Cash Dividends Paid Per Share	$ 0.245	$ 0.235	$ 0.730	$ 0.700

Weighted average number of shares outstanding	2,873,966	2,877,510	2,873,520	2,879,853

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands)		2009		2008		2009		2008
Net income (loss)		$ 2,388		$ (1,052)		$ 7,206		$ 3,415
Other comprehensive income:
Unrealized gains (losses) on available for sale securities	4,385		(6,078)		5,054		(7,548)
Change in unrealized gain (loss) on interest rate swap	(115)		-		123		-
Less: Reclassification adjustment for loss (gain) included in net income	-		4,089		(118)		4,089
Other comprehensive income (loss) before tax		4,270		(1,989)		5,059		(3,459)
Income tax expense (benefit) related to other comprehensive income		1,452		(676)		1,720		(1,176)
Other comprehensive income (loss), net of tax		2,818		(1,313)		3,339		(2,283)
Comprehensive income (loss)		$ 5,206		$ (2,365)		$ 10,545		$ 1,132

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Nine Months Ended
	September 30,
(in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 7,206	$ 3,415
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	700	225
Depreciation and amortization	476	474
Amortization and accretion of investment securities	277	8
Deferred income taxes	155	(396)
Investment securities (gains) losses, net	(118)	4,089
Realized gains on loans sold	(292)	(46)
Earnings on bank owned life insurance	(364)	(261)
Originations of loans held for sale	(17,546)	(3,823)
Proceeds from sales of loans held for sale	17,838	3,869
Loss (gain) on sale of foreclosed assets held for sale	40	(24)
Increase in accrued interest receivable	(632)	(255)
Decrease in accrued interest payable	(159)	(151)
Other, net	95	(761)
Net cash provided by operating activities	7,676	6,363

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale-securities	6,778	162
Proceeds from maturity and principal repayments of securities	35,143	11,621
Purchase of securities	(60,548)	(26,766)
Proceeds from redemption of regulatory stock	-	4,953
Purchase of regulatory stock	(586)	(3,187)
Net increase in loans	(16,287)	(6,485)
Purchase of premises and equipment	(1,063)	(249)
Proceeds from sale of premises and equipment	1,406	213
Proceeds from sale of foreclosed assets held for sale	313	109
Net cash used in investing activities	(34,844)	(19,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	33,168	58,924
Proceeds from long-term borrowings	10,545	21,312
Repayments of long-term borrowings	(14,050)	(17,493)
Net increase (decrease) in short-term borrowed funds	91	(31,542)
Purchase of treasury stock	(192)	(244)
Dividends paid	(2,088)	(1,988)
Net cash provided by financing activities	27,474	28,969

Net increase in cash and cash equivalents	306	15,703

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	19,856	10,389
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 20,162	$ 26,092

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 10,233	$ 10,689

Income taxes paid	$ 2,025	$ 2,015

Loans transferred to foreclosed property	$ 410	$ 747

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

In the opinion of management of the Company, the accompanying interim financial statements for the quarters ended September 30, 2009 and 2008 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the nine-month period ended September 30, 2009 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share.  Earnings per share calculations give retroactive effect to stock dividends declared by the Company.  The Company has no dilutive securities.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss) applicable to common stock	$2,388,000	($1,052,000)	$7,206,000	$3,415,000
Weighted average common shares outstanding	2,873,966	2,877,510	2,873,520	2,879,853

Earnings per share	$0.83	($0.37)	$2.51	$1.19

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of tax-exempt income earned from state and municipal securities and loans and investments in tax credits.

Note 4 – Investments

The amortized cost and estimated fair value of investment securities at September 30, 2009 and December 31, 2008 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2009	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 52,717	$ 1,223	$ (9)	$ 53,931
Obligations of state and
political subdivisions	58,061	2,798	(11)	60,848
Corporate obligations	5,969	193	(24)	6,138
Mortgage-backed securities	72,651	3,417	-	76,068
Equity securities	431	129	(1)	559
Total available-for-sale securities	$ 189,829	$ 7,760	$ (45)	$ 197,544

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 27,628	$ 1,314	$ -	$ 28,942
Obligations of state and
political subdivisions	44,188	424	(480)	44,132
Corporate obligations	5,964	-	(668)	5,296
Mortgage-backed securities	93,037	2,437	(67)	95,407
Equity securities	545	20	(203)	362
Total available-for-sale securities	$ 171,362	$ 4,195	$ (1,418)	$ 174,139

The following table shows the Company’s gross unrealized losses and estimated fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008 (in thousands). As of September 30, 2009 and December 31, 2008, the Company owned 7 and 47 securities whose estimated fair value was less than their cost basis, respectively.

September 30, 2009	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ 4,893	$ 9	$ -	$ -	$ 4,893	$ 9
Obligations of states and
political subdivisions	-	-	870	11	870	11
Corporate obligations	-	-	1,002	24	1,002	24
Mortgage-backed securities	-	-	-	-	-	-
Total debt securities	4,893	9	1,872	35	6,765	44
Equity securities	-	1	-	-	-	1

Total securities	$ 4,893	$ 10	$ 1,872	$ 35	$ 6,765	$ 45

December 31, 2008	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ -	$ -	$ -	$ -	$ -	$ -
Obligations of states and
political subdivisions	16,910	463	1,348	17	18,258	480
Corporate obligations	1,874	135	3,421	533	5,295	668
Mortgage-backed securities	9,413	67	-	-	9,413	67
Total debt securities	28,197	665	4,769	550	32,966	1,215
Equity securities	231	203	-	-	231	203

Total securities	$ 28,428	$ 868	$ 4,769	$ 550	$ 33,197	$ 1,418

The Company’s investment securities portfolio contains unrealized losses on U.S. Agency securities issued or backed by the full faith and credit of the U.S. government or are generally viewed as having the implied guarantee of the U.S. government.  For fixed maturity investments with unrealized losses due to interest rates where the Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized cost basis, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired.  For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is not credit related. Rather, it is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale for the nine months ended September 30, 2009 and 2008 were $6,778,000 and $162,000, respectively.  For the three months ended September 30, 2009 and 2008, proceeds from sales of securities available-for-sale were $0 and $162,000, respectively.  The gross gains and losses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Gross gains	$ -	$ 43	$ 209	$ 43
Gross losses	-	4,132	91	4,132
Net gains (losses)	$ -	$ (4,089)	$ 118	$ (4,089)

    Investment securities with an approximate carrying value of $143,211,000 and $106,669,000 at September 30, 2009 and December 31, 2008, respectively, were pledged to secure public funds and certain other deposits as provided by law.

    Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and estimated fair value of debt securities at September 30, 2009, by contractual maturity, are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$ 2,799	$ 2,851
Due after one year through five years	18,265	18,826
Due after five years through ten years	35,217	36,468
Due after ten years	133,117	138,840
Total	$ 189,398	$ 196,985

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

The following sets forth the components of net periodic benefit costs of the Pension Plan for the three and nine months ended September 30, 2009 and 2008, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Service cost	$ 90	$ 24	$ 240	$ 300
Interest cost	116	30	309	378
Expected return on plan assets	(113)	(37)	(302)	(466)
Net amortization and deferral	37	1	99	16

Net periodic benefit cost	$ 130	$ 18	$ 346	$ 228

 The Company expects to contribute, and has contributed, $500,000 to the Pension Plan in 2009.

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan (“401(k) Plan”) which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  The 401(k) Plan was amended, effective January 1, 2008. Under the amended 401(k) Plan, the Company’s contributions are no longer required, but are dependent upon the contributions of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $159,000 and $156,000 for the nine months ended September 30, 2009 and 2008, respectively.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  Amounts included in interest expense on the deferred amounts totaled $28,000 and $29,000 for the nine months ended September 30, 2009 and 2008, respectively.

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

For the nine months ended September 30, 2009 and 2008, 7,526 and 4,993 shares of restricted stock were awarded and 2,517 and 1,133 shares were vested, respectively.  Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $72,000 and $37,000 for the nine months ended September 30, 2009 and 2008, respectively.

Note 6 – Fair Value Measurements

Effective January 1, 2008, the Company adopted FASB ASC Topic 820, Fair Value Measurements and Disclosures, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. FASB ASC Topic 820 establishes a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by FASB ASC Topic 820 hierarchy are as follows:

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value as of September 30, 2009 and December 31, 2008 by level within the fair value hierarchy. As required by FASB ASC Topic 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(In thousands)	September 30, 2009
	Level 1	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. Agency securities		$ 53,931		$ 53,931
Obligations of state and
political subdivisions		$ 60,848		$ 60,848
Corporate obligations		$ 6,138		$ 6,138
Mortgage-backed securities		$ 76,068		$ 76,068
Equity securities	$ 559			$ 559

Trust Preferred Interest Rate Swap		$ (221)		$ (221)

Fair value measurements on a non-recurring basis:
Impaired Loans		$ 724		$ 724

(In thousands)	December 31, 2008
	Level 1	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. Agency securities		$ 28,942		$ 28,942
Obligations of state and
political subdivisions		$ 44,132		$ 44,132
Corporate obligations		$ 5,296		$ 5,296
Mortgage-backed securities		$ 95,407		$ 95,407
Equity securities	$ 362			$ 362

Trust Preferred Interest Rate Swap		$ (330)		$ (330)

Fair value measurements on a non-recurring basis:
Impaired Loans		$ 830		$ 830

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30		December 31
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 20,162	$ 20,162	$ 19,856	$ 19,856
Available-for-sale securities	197,544	197,544	174,139	174,139
Net loans	443,808	460,760	428,436	445,571
Bank owned life insurance	12,539	12,539	12,176	12,176
Regulatory stock	3,956	3,956	3,371	3,371
Accrued interest receivable	3,544	3,544	2,912	2,912

Financial liabilities:
Deposits	$579,847	$587,748	$ 546,680	$555,089
Borrowed funds	57,790	54,516	61,204	60,823
Accrued interest payable	2,075	2,075	2,233	2,233

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

Note 7 – Recent Accounting Pronouncements

    In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted this standard for the interim reporting period ending September 30, 2009.  The adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

    In June 2009, the FASB issued an accounting standard related to the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  This standard enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This standard also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  This accounting standard was subsequently codified into ASC Topic 860.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R). FAS 167, which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46(R)). Under FASB’s Codification at ASC 105-10-65-1-d, FAS No. 167 will remain authoritative until integrated into the FASB Codification.  This statement prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (VIE) and eliminates the quantitative model prescribed by FIN 46(R). The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. FAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. This statement is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

       In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009.  The Company is currently evaluating the impact of this standard on the Company’s financial condition, results of operations, and disclosures.

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

Note 9 - Subsequent Events

The Company assessed events occurring subsequent to September 30, 2009 through November 12, 2009 for potential recognition and disclosure in the consolidated financial statements. No events have occurred that would require adjustment to or disclosure in the consolidated financial statements which were issued on November 12, 2009.

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

Introduction

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the Company.  Our Company's consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results you may expect for the full year.

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

Trust and Investment Services

Our Investment and Trust Services Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in the Company’s financial statements.  As of September 30, 2009 and December 31, 2008, the Trust Department had $83.2 and $74.3 million of assets under management, respectively.  The $8.9 million increase is primarily attributable to a recovery in market values of trust assets since the end of last year.

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

Results of Operations

Overview of the Income Statement

         The Company had net income of $7,206,000 for the first nine months of 2009 compared to earnings of $3,415,000 for last year’s comparable period, an increase of $3,791,000 or 111.0%. Earnings per share for the first nine months of 2009 were $2.51, compared to $1.19 last year, representing a 110.9% increase.  Annualized return on assets and return on equity for the nine months of 2009 were 1.39% and 17.46%, respectively, compared with 0.76% and 8.93% for last year’s comparable period.

Net income for the three month’s ended September 30, 2009 was $2,388,000 compared to a net loss of $1,052,000 in the comparable 2008 period, an increase of $3,440,000. Earnings (loss) per share for the three months ended September 30, 2009 and 2008 were $0.83 and $(0.37) per share, respectively.  Annualized return on assets and return on equity for the quarter ended September 30, 2009 was 1.35% and 16.84%, respectively, compared with -0.69% and -8.01% for the same 2008 period.

The comparison to last year’s results is significantly impacted by the $4.1 million other than temporary impairment charge recorded in the third quarter of last year related to investments in Freddie Mac preferred stock and a Lehman Brothers corporate bond.  The after tax impact for the three months and nine months ended September 30, 2008 was approximately $3.5 million. As a result of the Emergency Economic Stabilization Act of 2008 (EESA) being signed into law on October 3, 2008, a provision in the new bill allowed the Freddie Mac preferred stock to be treated as an ordinary loss, allowing a tax benefit of approximately $1,000,000. However, since the EESA was not signed until after September 30, 2008, accounting rules did not allow us to recognize the $1,000,000 tax benefit until the fourth quarter of 2008.  As such, the after-tax impact for 2008 earnings was approximately $2.5 million, after recognition in the fourth quarter of 2008 for the additional tax benefit.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the first nine months of 2009 was $18,819,000, an increase of $1,618,000, or 9.4%, compared to the same period in 2008.  For the first nine months of 2009, the provision for loan losses totaled $700,000, an increase of $475,000 over the comparable period in 2008.  Consequently, net interest income after the provision for loan losses was $18,119,000 compared to $16,976,000 during the first nine months of 2008.

For the three months ended September 30, 2009, net interest income was $6,390,000 compared to $5,963,000, an increase of $427,000, or 7.2% over the comparable period in 2008. The provision for loan losses this quarter was $400,000 compared to $105,000 last year.  Consequently, net interest income after the provision for loan losses was $5,990,000 for the quarter ended compared to $5,858,000 in 2008.

The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created for the nine months and three months ended September 30, 2009 and 2008:

	Analysis of Average Balances and Interest Rates (1)
	Nine Months Ended
	September 30, 2009			September 30, 2008
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	19,894	27	0.18	2,543	34	1.79
Total short-term investments	19,894	27	0.18	2,543	34	1.79
Investment securities:
Taxable	131,218	4,668	4.74	94,719	3,571	5.03
Tax-exempt (3)	49,726	2,398	6.43	34,356	1,588	6.16
Total investment securities	180,944	7,066	5.21	129,075	5,159	5.33
Loans:
Residential mortgage loans	204,144	11,112	7.28	212,161	11,798	7.43
Commercial & farm loans	178,301	9,284	6.96	156,134	8,971	7.67
Loans to state & political subdivisions	46,439	2,144	6.17	47,568	2,240	6.29
Other loans	11,436	761	8.89	11,981	818	9.12
Loans, net of discount (2)(3)(4)	440,320	23,301	7.08	427,844	23,827	7.44
Total interest-earning assets	641,158	30,394	6.34	559,462	29,020	6.93
Cash and due from banks	9,476			9,576
Bank premises and equipment	11,813			12,385
Other assets	27,496			19,193
Total non-interest earning assets	48,785			41,154
Total assets	689,943			600,616
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	120,999	732	0.81	104,866	1,037	1.32
Savings accounts	46,216	110	0.32	40,717	114	0.37
Money market accounts	41,513	262	0.84	45,350	681	2.01
Certificates of deposit	302,617	7,450	3.29	231,081	6,676	3.86
Total interest-bearing deposits	511,345	8,554	2.24	422,014	8,508	2.69
Other borrowed funds	58,175	1,520	3.49	67,786	2,030	4.00
Total interest-bearing liabilities	569,520	10,074	2.36	489,800	10,538	2.87
Demand deposits	56,564			53,587
Other liabilities	8,830			6,233
Total non-interest-bearing liabilities	65,394			59,820
Stockholders' equity	55,029			50,996
Total liabilities & stockholders' equity	689,943			600,616
Net interest income		20,320			18,482
Net interest spread (5)			3.97%			4.06%
Net interest income as a percentage
of average interest-earning assets			4.24%			4.41%
Ratio of interest-earning assets
to interest-bearing liabilities			1.13			1.14

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
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

	Analysis of Average Balances and Interest Rates (1)
	Three Months Ended
	September 30, 2009			September 30, 2008
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	22,956	15	0.27	6,173	27	1.74
Total short-term investments	22,956	15	0.27	6,173	27	1.74
Investment securities:
Taxable	135,243	1,473	4.36	96,360	1,162	4.82
Tax-exempt (3)	55,926	905	6.47	35,324	545	6.17
Total investment securities	191,169	2,378	4.98	131,684	1,707	5.19
Loans:
Residential mortgage loans	201,992	3,649	7.17	211,252	3,939	7.42
Commercial & farm loans	185,403	3,191	6.83	158,404	3,071	7.71
Loans to state & political subdivisions	46,472	706	6.03	48,915	768	6.25
Other loans	11,751	260	8.74	11,539	266	9.17
Loans, net of discount (2)(3)(4)	445,618	7,806	6.95	430,110	8,044	7.44
Total interest-earning assets	659,743	10,199	6.13	567,967	9,778	6.85
Cash and due from banks	9,067			10,423
Bank premises and equipment	11,896			12,283
Other assets	27,533			19,653
Total non-interest earning assets	48,496			42,359
Total assets	708,239			610,326
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	123,265	234	0.75	110,434	327	1.18
Savings accounts	47,609	37	0.31	42,602	41	0.38
Money market accounts	41,996	78	0.74	43,714	186	1.69
Certificates of deposit	312,898	2,427	3.08	244,496	2,283	3.71
Total interest-bearing deposits	525,768	2,776	2.09	441,246	2,837	2.56
Other borrowed funds	58,959	501	3.37	53,221	545	4.07
Total interest-bearing liabilities	584,727	3,277	2.22	494,467	3,382	2.72
Demand deposits	58,080			56,715
Other liabilities	8,697			6,566
Total non-interest-bearing liabilities	66,777			63,281
Stockholders' equity	56,735			52,578
Total liabilities & stockholders' equity	708,239			610,326
Net interest income		6,922			6,396
Net interest spread (5)			3.91%			4.13%
Net interest income as a percentage
of average interest-earning assets			4.16%			4.48%
Ratio of interest-earning assets
to interest-bearing liabilities			1.13			1.15

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
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ending September 30, 2009 and 2008:

	For the Three Months		For the Nine Months
(dollars in thousands)	Ended September 30		Ended September 30
	2009	2008	2009	2008
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$ 2,086	$ 1,552	$ 6,277	$ 4,637
Tax equivalent adjustment	307	182	816	556
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$ 2,393	$ 1,734	$ 7,093	$ 5,193

Interest and fees on loans (non-tax adjusted)	$ 7,581	$ 7,793	$ 22,616	$ 23,102
Tax equivalent adjustment	225	251	685	725
Interest and fees on loans (tax equivalent basis)	$ 7,806	$ 8,044	$ 23,301	$ 23,827

Total interest income	$ 9,667	$ 9,345	$ 28,893	$ 27,739
Total interest expense	3,277	3,382	10,074	10,538
Net interest income	6,390	5,963	18,819	17,201
Total tax equivalent adjustment	532	433	1,501	1,281
Net interest income (tax equivalent basis)	$ 6,922	$ 6,396	$ 20,320	$ 18,482

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense.

Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis (1)

	Three months ended September 30, 2009 vs. 2008 (1)			Nine months ended September 30, 2009 vs. 2008 (1)
	Change in	Change	Total	Change in	Change	Total
(in thousands)	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ 26	$ (38)	$ (12)	$ (8)	$ 1	$ (7)
Investment securities:
Taxable	432	(121)	311	1,285	(188)	1,097
Tax-exempt	335	25	360	738	72	810
Total investments	767	(96)	671	2,023	(116)	1,907
Loans:
Residential mortgage loans	(137)	(153)	(290)	(451)	(235)	(686)
Commercial & farm loans	497	(377)	120	922	(609)	313
Loans to state & political subdivisions	(32)	(30)	(62)	(54)	(42)	(96)
Other loans	6	(12)	(6)	(37)	(20)	(57)
Total loans, net of discount	334	(572)	(238)	380	(906)	(526)
Total Interest Income	1,127	(706)	421	2,395	(1,021)	1,374
Interest Expense:
Interest-bearing deposits:
NOW accounts	36	(129)	(93)	200	(505)	(305)
Savings accounts	5	(9)	(4)	39	(43)	(4)
Money Market accounts	(7)	(101)	(108)	(54)	(365)	(419)
Certificates of deposit	578	(434)	144	1,480	(706)	774
Total interest-bearing deposits	612	(673)	(61)	1,665	(1,619)	46
Other borrowed funds	56	(100)	(44)	(270)	(240)	(510)
Total interest expense	668	(773)	(105)	1,395	(1,859)	(464)
Net interest income	$ 459	$ 67	$ 526	$ 1,000	$ 838	$ 1,838

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $18,482,000 for the 2008 nine month period to $20,320,000 in the 2009 nine month period, an increase of $1,838,000 for the nine months ended September 30, 2009.  The tax equivalent net interest margin decreased from 4.41% for the first nine months of 2008 to 4.24% in 2009.

Total interest income for the nine month periods increased $1,374,000.  This increase is primarily a result of a $2,395,000 increase due to volume as the average balance of interest earning assets increased by $81.7 million.  There was a decrease of $1,021,000 due to change in rate, as the yield on interest earning assets decreased 59 basis points from 6.93% to 6.34%.  Investment income for the nine months ended September 30, 2009 increased $1,907,000 over the same period last year.  The average balance of total investment securities at September 30, 2009 increased by $51.9 million from December 31, 2009 due to investment opportunities and investing excess cash, primarily the result of increased deposits.  The average balance of taxable securities increased by $36.5 million while tax-exempt securities increased by $15.4 million, which had the effect of increasing interest income by $1,285,000 and $738,000, respectively, due to volume.  The purchase of tax-exempt securities, along with municipal loans, allows us to manage our effective tax rate as well as the overall yield on our interest earning assets.

Total loan interest income decreased $526,000 for the nine months ended September 30, 2009 compared to the same period last year.  Interest income on residential mortgage loans decreased $686,000 of which $451,000 was due to volume and $235,000 was due to a decrease in rate.  The current economic recession, higher unemployment rates and other negative economic factors have resulted in lower loan demand for non-conforming residential mortgages and home equity loans.  The average balance of commercial and farm loans increased $22.2 million from a year ago primarily due to our emphasis to grow this segment of the loan portfolio.  This had a positive impact of $922,000 on total interest income due to volume.  Offsetting this, a decrease of 71 basis points earned on commercial and farm loans had the effect of decreasing interest income by $609,000.

Total interest expense decreased $464,000 for the nine months ended September 30, 2009 compared with last year.  This decrease is primarily due to a change in rate, accounting for a $1,859,000 decrease in our interest expense.  The average interest rate on interest-bearing liabilities decreased 51 basis points, from 2.87% to 2.36%.  The actions of the Federal Reserve and current economic downturn had the effect of decreasing our short-term borrowing costs as well as rates on deposit products, including shorter-term certificates of deposit and rate sensitive NOW and money market accounts.   Offsetting this, the average balance of interest-bearing liabilities increased $79.7 million resulting in an increase in interest expense of $1,395,000 (see also “Financial Condition – Deposits”).  The average balance of certificates of deposit increased $71.5 million causing an increase in interest expense of $1,480,000.  Offsetting the increase in average balance was a decrease in the rate on certificates of deposit from 3.86% to 3.29% resulting in a decrease of $706,000.  The average balance of NOW accounts also increased $16.1 million accounting for an increase of $200,000 in interest expense. The change in rate from 132 basis points to 81 basis points, contributed to an offset in interest expense of $505,000 resulting in an overall decrease of $305,000.  The average balance of borrowed funds decreased by $9.6 million resulting in a decrease in interest expense of $270,000.  The average interest rate paid on borrowed funds also decreased by 51 basis points accounting for a decrease in interest expense of $240,000 due to rate.

Tax equivalent net interest income for the three months ended September 30, 2009 was $6,922,000 which compares to $6,396,000 for the same period last year.  This represents an increase of $526,000 or 8.2%.  Total tax equivalent interest income was $10,199,000 compared with $9,778,000 for the comparable period last year, an increase of $421,000.  Of this amount, $1,127,000 was due to an increase in volume and $706,000 was due to a decrease in rate.  Total investment income increased by $671,000 compared to last year.  This was predominantly due to a change in volume of $59.5 million in investment securities.  Total interest expense decreased $105,000 for the three months ended September 30, 2009 compared with last year. $668,000 is attributable to an increase in volume mostly due to a $68.4 million increase in certificates of deposit.  Conversely, $773,000 is due to a decrease in rate as the average rate on interest-bearing liabilities decreased 50 basis points from 2.72% to 2.22%.

Provision For Loan Losses

       For the nine-month period ending September 30, 2009, we recorded a provision for loan losses of $700,000, which represents an increase of $475,000 over the same time period in 2008.  This is the result of current economic conditions and an increase in non-performing loans as of September 30, 2009, which have impacted management's quarterly review of the allowance for loan losses.  The quarterly review is based on the following information: migration analysis of delinquent and non-accrual loans, impaired loans, estimated future losses on loans, recent review of large problem credits, local and national economic conditions, historical loss experience, actual and expected loan growth and peer comparisons (see also “Financial Condition – Allowance for Loan Losses”).

For the three months ending September 30, 2009, we recorded a provision of $400,000 compared to $105,000 in 2008.

Non-interest Income

Non-interest income for the nine months ended September 30, 2009 totaled $4,341,000, an increase of $4,538,000 when compared to the same period in 2008.  $4,207,000 of the increase is attributable primarily to the investment securities losses recorded in the third quarter of 2008 related to other than temporary impairment charges on Freddie Mac preferred stock and a Lehman Brothers corporate bond.  During the first nine months of 2009, investment securities gains amounted to $118,000.  We sold an agency bond at a gain of $32,000 that was likely to be called in 2009.  We also elected to sell several higher coupon mortgage-backed securities that were prepaying very quickly realizing total gains of $157,000.  This was offset with a $16,000 loss on the sale of bank equity shares as well as an other than temporary impairment charge of $54,000 on our Freddie Mac preferred stock.

Service charge income increased by $73,000 and continues to be the Company’s primary source of non-interest income.  For the first nine months of 2009, account service charges totaled $2,664,000 compared to $2,591,000 last year.  Approximately $42,000 of the increase is attributable to customers’ usage of their debit cards, $19,000 is due to an increase in fees charged to customers for non-sufficient funds, and an additional $15,000 is due to an increase in statement service charges.

Brokerage and insurance income increased $52,000 as we continue to increase the principal amounts invested through us by our customers.  We continue to grow and develop this segment of business with our customers.  Gains on loans sold also increased $247,000 compared to last year as a result of the amount of refinancing due to favorable rates in the secondary markets during the economic downturn.  Earnings on bank owned life insurance (BOLI) increased from $261,000 in 2008 to $364,000 for the nine months ended September 30, 2009.  In the fourth quarter of 2008, we invested an additional $3.4 million based upon an analysis of new employees and updated future employee benefit costs, resulting in additional BOLI income.  Trust income is down slightly by $54,000 through nine months compared to 2008 due to the economy’s downturn and the affect it has had on the values of trust assets under management for most of 2009.

For reasons previously mentioned above, service charges increased by $14,000 for the three months ended September 30, 2009 compared to the same period in 2008.  Gains on loans sold increased by $79,000 compared to last year’s three months ended due to significantly higher refinancing activity in the secondary market.  Investment securities gains amounted to $0 for the quarter compared to a loss of $4,089,000 last year.  Earnings on bank owned life insurance also increased $38,000 for the quarter ended September 30, 2009 compared to 2008 due to the increase in the BOLI investment.  Brokerage and insurance increased $17,000 for the comparable period mainly due to some recent activity done in 2009.  Trust income, as mentioned above, declined by $27,000 comparing the last three months to the comparable 2008 period.

The following table shows the breakdown of non-interest income for the three and nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,		Change
	2009	2008	Amount	%
Service charges	$ 2,664	$ 2,591	$ 73	2.8
Trust	397	451	(54)	(12.0)
Brokerage and insurance	228	176	52	29.5
Gains on loans sold	292	45	247	548.9
Investment securities gains (losses), net	118	(4,089)	4,207	-
Earnings on bank owned life insurance	364	261	103	39.5
Other	278	368	(90)	(24.5)
Total	$ 4,341	$ (197)	$ 4,538	(2,303.6)

	Three months ended September 30,		Change
	2009	2008	Amount	%
Service charges	$ 958	$ 944	$ 14	1.5
Trust	121	148	(27)	(18.2)
Brokerage and insurance	75	58	17	29.3
Gains on loans sold	83	4	79	1,975.0
Investment securities losses, net	-	(4,089)	4,089	-
Earnings on bank owned life insurance	128	90	38	42.2
Other	87	121	(34)	(28.1)
Total	$ 1,452	$ (2,724)	$ 4,176	(153.3)

Non-interest Expense

Non-interest expenses increased $1,428,000 or 12.0%, through September 30, 2009 compared to the same period in 2008.  The increase in salaries and employee benefits of $508,000 is due mainly to annual merit increases, increased employee insurance premiums, pension expenses and the implementation of a Supplemental Executive Retirement Plan (SERP) late in 2008.

FDIC Insurance increased by $926,000 for the nine months ended September 30, 2009 primarily due to an increase in our FDIC deposit insurance assessments.  Through the first nine months of this year, we have expensed $1,030,000 for FDIC assessments compared to only $104,000 last year.  In 2008 we recognized approximately $209,000 in credits as a result of the Federal Deposit Insurance Reform Act of 2005.  Credits related to this legislation were fully utilized by the end of 2008.  Due to the recent strain on the FDIC deposit insurance fund related to the continuing failing of many banks across the nation, the FDIC increased their rates and charged a five basis point special assessment based on assets as of June 30, 2009. The impact of this special assessment was approximately $325,000.  In lieu of an additional special assessment in the fourth quarter of 2009, the FDIC has announced that they will require assessments for the following three years, 2010 – 2012, be prepaid in order to increase the monies available in the insurance fund.  These prepayments will be recognized as a charge to operations over the applicable three year period.

Professional fees decreased $26,000 due to non-recurring costs in 2008 surrounding branch expansion activities.  The $32,000 decrease in furniture and equipment is due to assets becoming fully depreciated.

For the three months ended, September 30, 2009, salaries and employee benefits increased by $197,000 due to merit increases, higher employee insurance premiums, increased pension expense and SERP benefits.  As mentioned above, FDIC insurance also increased by $225,000 compared to the same period last year.

The following tables reflect the breakdown of non-interest expense and professional fees for the three and nine months ended September 30, 2009 and 2008:

	Nine months ended September 30,		Change
	2009	2008	Amount	%
Salaries and employee benefits	$ 7,018	$ 6,510	$ 508	7.8
Occupancy	889	866	23	2.7
Furniture and equipment	336	368	(32)	(8.7)
Professional fees	459	485	(26)	(5.4)
FDIC Insurance	1,030	104	926	890.4
Other	3,581	3,552	29	0.8
Total	$ 13,313	$ 11,885	$ 1,428	12.0

	Nine months ended September 30,		Change
	2009	2008	Amount	%
Other professional fees	$ 215	$ 245	$ (30)	(12.2)
Legal fees	70	89	(19)	(21.3)
Examinations and audits	174	151	23	15.2
Total	$ 459	$ 485	$ (26)	(5.4)

	Three months ended September 30,		Change
	2009	2008	Amount	%
Salaries and employee benefits	$ 2,393	$ 2,196	$ 197	9.0
Occupancy	272	271	1	0.4
Furniture and equipment	102	107	(5)	(4.7)
Professional fees	164	156	8	5.1
FDIC Insurance	277	52	225	432.7
Other	1,242	1,250	(8)	(0.6)
Total	$ 4,450	$ 4,032	$ 418	10.4

	Three months ended September 30,		Change
	2009	2008	Amount	%
Other professional fees	$ 69	$ 67	$ 2	3.0
Legal fees	33	42	(9)	(21.4)
Examinations and audits	62	47	15	31.9
Total	$ 164	$ 156	$ 8	5.1

Provision For Income Taxes

The provision for income taxes was $1,941,000 for the nine-month period ended September 30, 2009 compared to $1,479,000 for the same period in 2008.  The increase is attributable to an increase in income before provision for income taxes of $4,253,000 and primarily due to a decrease in our effective tax rate compared to last year.   Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 21.2% and 30.2% for the first nine months of 2009 and 2008, respectively, compared to the statutory rate of 34%.  Our effective tax rate in 2008 was attributable to the accounting treatment required on the write-down of our Freddie Mac Preferred stock recorded in the third quarter of 2008.

For the three-months ended September 30, 2009 the provision for income taxes was $604,000, resulting in an effective tax rate of 20.2%.  This compares to a provision for income taxes of $154,000 for the comparable period last year, which was primarily impacted by the accounting treatment required on the write-down of the Freddie Mac preferred stock.

        We invest in three limited partnership agreements that established low-income housing projects in our market areas. As a result of these agreements, for tax purposes we have recognized $822,000 out of a total $913,000 of tax credits from one project in the Towanda area that began in October of 2000. We have recognized $298,000 out of a total $385,000 of tax credits on the second project in the Wellsboro market which was completed in November 2001.  In 2005, we entered into a third limited liability partnership for a low-income housing project for senior citizens in our Sayre market area.  Beginning in 2007, we have recognized $158,000 out of a total $574,000 of tax credits.  We anticipate recognizing $594,000 of tax credits over the next eight years.

Financial Condition

Total assets were $707.2 million at September 30, 2009, an increase of $38.6 million, or 5.8% from $668.6 million at December 31, 2008.  Net loans increased 3.6% to $443.8 million and investment securities increased 13.4% to $197.5 million at September 30, 2009.  Total deposits increased $33.2 million or 6.1% to $579.8 million since year-end 2008. Borrowed funds have decreased $3.4 million to $57.8 million compared with $61.2 million at year-end.

Cash and Cash Equivalents

Cash and cash equivalents totaled $20.2 million at September 30, 2009 compared to $19.9 million at December 31, 2008, an increase of $.3 million.  Non-interest-bearing cash increased $1.2 million since year-end 2008, while interest-bearing cash decreased $.9 million during that same period.  The increase in deposits has had a direct correlation to the increase in cash and cash equivalents and has contributed greatly in strengthening our liquidity position during this recessionary period.  We believe the liquidity needs of the Company are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, and the portion of the investment and loan portfolios that mature within one year.  These sources of funds will enable the Company to meet cash obligations and off-balance sheet commitments as they come due.

Investments

Our investment portfolio increased by $23.4 million or 13.4% from December 31, 2008 to September 30, 2009.  During 2009 we purchased approximately $37.7 million of U.S. agency obligations, $7.4 million of mortgage backed securities and $15.4 million of state and local obligations which help offset the $23.4 million of principal repayments and $11.7 million of calls that occurred during the year. We also selectively sold $6.8 million of bonds and equities at a net gain of $118,000.  The overall market value of our investment portfolio increased approximately $4.9 million due to market fluctuations since year end.  Significant market recoveries were seen in our mortgage backed securities, state and local obligations, and our corporate bonds since year end.  Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio is currently yielding 5.21% compared to 5.33% a year ago on a tax equivalent basis.

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

Estimated Fair Market Value of Investment Portfolio
	September 30, 2009		December 31, 2008
(dollars in thousands)	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$ 53,931	27.3	$ 28,942	16.6
Obligations of state & political
subdivisions	60,847	30.8	44,132	25.3
Corporate obligations	6,138	3.1	5,296	3.0
Mortgage-backed securities	76,068	38.5	95,407	54.8
Equity securities	560	0.3	362	0.3
Total	$ 197,544	100.0	$ 174,139	100.0

	September 30, 2009/
	December 31, 2008
	Change
(dollars in thousands)	Amount	%
Available-for-sale:
U. S. Agency securities	$ 24,989	86.3
Obligations of state & political
subdivisions	16,715	37.9
Corporate obligations	842	15.9
Mortgage-backed securities	(19,339)	(20.3)
Equity securities	198	54.7
Total	$ 23,405	13.4

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

Total loans increased approximately $15.7 million or 3.6% during the first nine months of 2009.  Commercial real estate, agricultural, and commercial and other loans increased $20.0 million, $2.0 million and $3.7 million, respectively.  Residential real estate, construction, and municipal loans have decreased $2.4 million, $6.2 million, and $1.7 million, respectively.

There has been a decrease in loan demand for residential real estate, construction and consumer loans due to several economic factors.  Recessionary pressures, higher unemployment, and a depressed housing market have had a negative impact on nonconforming, residential real estate mortgage and home equity loan growth.  Conversely, loan demand for conforming mortgages, which the Company sells on the secondary market, has increased dramatically during the first nine months of 2009.  Through September 30, 2009, we have sold $17.5 million of loans in the secondary market compared to just $3.8 million through this time last year.  Residential mortgage lending is a principal business activity and our Company continues to offer a variety of competitively priced conforming, nonconforming and home equity mortgages.

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

	September 30,		December 31,
	2009		2008
(in thousands)	Amount	%	Amount	%
Real estate:
Residential	$ 196,709	43.8	$ 199,118	46.0
Commercial	127,697	28.5	107,740	24.9
Agricultural	19,017	4.2	17,066	3.9
Construction	4,944	1.1	11,118	2.6
Loans to individuals
for household, family and other purchases	12,012	2.7	11,651	2.7
Commercial and other loans	41,666	9.3	37,968	8.8
State & political subdivision loans	46,446	10.4	48,153	11.1
Total loans	448,491	100.0	432,814	100.0
Less allowance for loan losses	4,683		4,378
Net loans	$ 443,808		$ 428,436

	September 30, 2009/
	December 31, 2008
	Change
(in thousands)	Amount	%
Real estate:
Residential	$ (2,409)	(1.2)
Commercial	19,957	18.5
Agricultural	1,951	11.4
Construction	(6,174)	(55.5)
Loans to individuals
for household, family and other purchases	361	3.1
Commercial and other loans	3,698	9.7
State & political subdivision loans	(1,707)	(3.5)
Total loans	$ 15,677	3.6

Allowance For Loan Losses

The allowance for loan losses as a percentage of loans increased from 1.01% at December 31, 2008 to 1.04% at September 30, 2009.  The allowance increased $305,000 since year-end 2008.  The increase is a result of a $700,000 provision for the first nine months less net charge-offs.  Gross charge-offs for the first nine months of 2009 were $486,000, while recoveries were $91,000.  Due to the increased level of charged-off loans, the increase in non-performing loans, management has increased the provision for loan losses compared to the same period a year ago.

	September 30,	December 31,
(in thousands)	2009	2008	2007	2006	2005
Balance, at beginning of period	$ 4,378	$ 4,197	$ 3,876	$ 3,664	$ 3,919
Provision charged to income	700	330	365	330	60
Recoveries on loans previously
charged against the allowance	91	97	142	172	57
	5,169	4,624	4,383	4,166	4,036
Loans charged against the allowance	(486)	(246)	(186)	(290)	(372)
Balance, at end of year	$ 4,683	$ 4,378	$ 4,197	$ 3,876	$ 3,664

Allowance for loan losses as a percent
of total loans	1.04%	1.01%	0.99%	0.93%	0.96%

Allowance for loan losses as a percent
of non-performing loans	79.09%	169.36%	191.64%	115.43%	163.94%

The adequacy of the allowance for loan losses is subject to a formal analysis by management of the Company.  Management deems the allowance to be adequate to absorb inherent losses probable in the portfolio, as of September 30, 2009.  The Company has disclosed in its annual report on Form 10-K for the year ended December 31, 2008 the process and methodology for determining the level of the allowance for loan losses.

Credit Quality Risk

The following table identifies amounts of loan losses and non-performing loans.  Past due loans are those that were contractually past due 90 days or more as to interest or principal payments (dollars in thousands).

	September 30,	December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Non-performing loans:
Non-accruing loans	$ 5,727	$2,202	$1,915	$1,668	$1,898
Accrual loans - 90 days or
more past due	194	383	275	1,690	337
Total non-performing loans	5,921	2,585	2,190	3,358	2,235
Foreclosed assets held for sale	596	591	203	758	619
Total non-performing assets	$ 6,517	$3,176	$2,393	$4,116	$2,854
Non-performing loans as a percent of loans
net of unearned income	1.32%	0.60%	0.52%	0.81%	0.58%
Non-performing assets as a percent of loans
net of unearned income	1.45%	0.73%	0.57%	0.99%	0.75%

Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.  Non-accruing loans increased at September 30, 2009 mainly due to two large commercial loans, and accounted for non-performing loans as a percent of total loans increasing from .60% at December 31, 2008 to 1.32% as of September 30, 2009. All commercial loans on non-accrual are evaluated for impairment.  Based upon this evaluation, $39,000 was specifically reserved for through our quarterly Allowance for Loan Loss calculation as of September 30, 2009.

Bank Owned Life Insurance

The Company purchased bank owned life insurance to offset future employee benefit costs.  As of September 30, 2009 the cash surrender value of this life insurance is $12,539,000.  The use of life insurance policies provides the bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the individuals) provide partial recovery of cash outflows associated with the benefits.

Premises and Equipment

Premises and equipment decreased $866,000 from $12.8 at December 31, 2008 to $11.9 at September 30, 2009, a decrease of 6.8%.  This occurred primarily due to the sale of a banking facility for approximately $1.4 million during the first quarter of 2009.  We continue to lease and conduct business at the property.  Offsetting this decrease were purchases of premises and equipment in the amount of $1,063,000 primarily due to the new branch construction at our Troy, Pennsylvania location.  As expected, in October 2009 the Company began construction of a new banking facility in our Wellsboro, Pennsylvania location.  Expected construction costs are approximately $1.1 million, with completion anticipated in the second quarter 2010.

Deposits

Core deposits continue to be the most significant source of funds for the Company. Deposits increased $33.2 million or 6.1%, since December 31, 2008.  The increase in deposits is due to several reasons.  Our market area has been positively impacted by oil and gas exploration activities.  We have developed targeted products to meet the needs of customers benefiting from this activity.  The overall turbulence and volatility in the financial markets has also resulted in customers seeking more stability in their deposits.  Finally, our ability to work with local municipalities to meet their business needs has resulted in increased deposits.

As of September 30, 2009, non-interest-bearing deposits, NOW accounts, and savings accounts, have all increased by $.5 million, $6.3 million, and $2.9 million, respectively, from December 31, 2008.  Certificates of deposit also increased by $23.5 million.  The increase in certificates of deposit is primarily due to customers shifting balances from lower paying deposit accounts into CD’s in order to increase their return.  As mentioned, oil and gas exploration has had a significant impact on this segment as well.  The Bank currently does not have any outstanding brokered certificates of deposit.

	September 30,		December 31,
	2009		2008
(in thousands)	Amount	%	Amount	%
Non-interest-bearing deposits	$ 56,071	9.6	$ 55,545	10.2
NOW accounts	121,598	21.0	115,338	21.1
Savings deposits	47,303	8.2	44,447	8.1
Money market deposit accounts	41,817	7.2	41,752	7.6
Certificates of deposit	313,058	54.0	289,598	53.0
Total	$ 579,847	100.0	$ 546,680	100.0

	September 30, 2009/
	December 31, 2008
	Change
(in thousands)	Amount	%
Non-interest-bearing deposits	$ 526	0.9
NOW accounts	6,260	5.4
Savings deposits	2,856	6.4
Money market deposit accounts	65	0.2
Certificates of deposit	23,460	8.1
Total	$ 33,167	6.1

Borrowed Funds

         Borrowed funds decreased $3.4 million during the first nine months of 2009.  The ability to grow deposits decreased our reliance on borrowed funds.  The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available primarily through the Federal Home Loan Bank of Pittsburgh.

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

     In December, 2008, the Company entered into an interest rate swap agreement to convert the above mentioned floating-rate debt to fixed rate debt on a notional amount of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreement was entered into on December 17, 2008 and expires December 17, 2013.  The fair value of the interest rate swap at September 30, 2009 was a liability of $221,000 and is included within other liabilities on the Consolidated Balance Sheet.

Stockholder’s Equity

We evaluate stockholders’ equity in relation to total assets and the risks associated with those assets.  The greater the capital resource, the more likely a corporation will meet its cash obligations and absorb unforeseen losses.  For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total stockholders’ equity was $61.1 million at September 30, 2009 compared to $52.8 million at December 31, 2008, an increase of $8.3 million or 15.8%.  Excluding accumulated other comprehensive income, stockholder’s equity increased $5.0 million, or 9.5%.  In the first nine months of 2009, the Company had net income of $7.2 million and paid dividends of $2.1 million, representing a dividend payout ratio of 29.2%.  The Company purchased 9,795 shares of treasury stock at a weighted average cost of $19.57 per share.  The Company also awarded 7,526 shares of restricted stock to employees and 900 shares to the Board of Directors under equity incentive programs.

All of the Company’s investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments.  Accumulated other comprehensive income increased $3,339,000 from December 31, 2008 as a result of market value fluctuations.

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

	September 30,		December 31,
(dollars in thousands)	2009		2008
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$60,733	13.58%	$54,924	13.06%
For capital adequacy purposes	35,771	8.00%	33,652	8.00%
To be well capitalized	44,713	10.00%	42,065	10.00%

Tier I capital (to risk-weighted assets)
Company	$55,992	12.52%	$50,546	12.02%
For capital adequacy purposes	17,885	4.00%	16,826	4.00%
To be well capitalized	26,828	6.00%	25,239	6.00%

Tier I capital (to average assets)
Company	$55,992	8.04%	$50,546	7.91%
For capital adequacy purposes	27,869	4.00%	25,547	4.00%
To be well capitalized	34,836	5.00%	31,934	5.00%

The Bank’s computed risk-based capital ratios are as follows:

	September 30,		December 31,
(dollars in thousands)	2009		2008
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$55,108	12.35%	$49,248	11.73%
For capital adequacy purposes	35,700	8.00%	33,593	8.00%
To be well capitalized	44,625	10.00%	41,991	10.00%

Tier I capital (to risk-weighted assets)
Bank	$50,387	11.29%	$44,871	10.69%
For capital adequacy purposes	17,850	4.00%	16,796	4.00%
To be well capitalized	26,775	6.00%	25,194	6.00%

Tier I capital (to average assets)
Bank	$50,387	7.24%	$44,871	7.04%
For capital adequacy purposes	27,841	4.00%	25,510	4.00%
To be well capitalized	34,802	5.00%	31,887	5.00%

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2009 (dollars in thousands):

Commitments to extend credit	$ 90,502
Standby letters of credit	6,471
$ 96,973

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use.  The non-contractual amount of financial instruments with off-balance sheet risk at September 30, 2009 was $11,196,000.  The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other significant uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures during the first nine months of 2009 were $1,063,000, compared to $249,000 during the same time period in 2008.  Our new branch construction in Troy, Pennsylvania accounted for most of this expenditure.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short-term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $260.0 million, of which $42.0 million was outstanding at September 30, 2009. Additionally, we have a Federal funds line totaling $10.0 million from a third party bank at market rates.  This line is not drawn upon.

Citizens Financial is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial’s primary source of income is dividends received from the Bank.  The Bank may not, under the National Bank Act, declare a dividend without approval of the OCC, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The Federal Reserve Board, the OCC and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At September 30, 2009, Citizens Financial had liquid assets of $5.0 million.

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

          Currently, our Company has equity securities that represent only .3% of our investment portfolio and, therefore, equity risk is not significant.

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

          We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure.  A shock analysis during the third quarter of 2009 indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twenty-four months.

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

(b) Changes to Internal Control Over Financial Reporting

         There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. At September 30, 2009 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

7/1/09 to 7/31/09	-	-	-	54,505
8/1/09 to 8/30/09	-	-	-	54,505
9/1/09 to 9/30/09	-	-	-	54,505
Total	-	-	-	54,505

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

Citizens Financial Services, Inc. (Registrant)

November 12, 2009	By:	/s/ Randall E. Black
By: Randall E. Black
President and Chief Executive Officer (Principal Executive Officer)

November 12, 2009	By:	/s/ Mickey L. Jones
By: Mickey L. Jones
Chief Financial Officer
(Principal Accounting Officer)