Form 10-K/A
CITIZENS FINANCIAL SERVICES INC
filed 2010-01-08
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K of Citizens Financial Services, Inc. (the “Company”) for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission on March 6, 2009.  This Amendment No. 1 is being filed for the sole purpose of filing corrected copies of Exhibits 31.1 and 31.2 (the Rule 13a-14(a)/15(d)-14(a) Certifications).

II

Citizens Financial Services, Inc. Form 10-K/A INDEX
Page
PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	1
SIGNATURES	3

III

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

    3. The following Exhibits are filed herewith, or incorporated by reference as a part of this report.

3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended(1)
3.2	Bylaws of Citizens Financial Services, Inc.(2)
4	Instrument defining the rights of security holders (3)
10.1	Amended and Restated Executive Employment Agreement between Citizens Financial Services, Inc., First Citizens National Bank and Randall E. Black(4)
10.2	Consulting and Non-Compete Agreement between Citizens Financial Services, Inc., First Citizens National Bank and Richard E. Wilber(5)
10.3	Citizens Financial Services, Inc. Directors’ Deferred Compensation Plan(6)
10.4	Citizens Financial Services, Inc. Directors’ Life Insurance Program(7)
10.5	Citizens Financial Services, Inc. 2006 Restricted Stock Plan(8)
10.6	Supplemental Executive Retirement Plan(9)
21	List of Subsidiaries(9)
23	Consent of S.R. Snodgrass, A.C., Certified Public Accountants(9)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer(9)
32.2	Section 1350 Certification of Chief Financial Officer(9)

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

(8)      Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8, as filed with the Commission on August 29, 2006.

(9)      Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Commission on March 6, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS FINANCIAL SERVICES, INC.

Date: January 8, 2010	By:	/s/ Randall E. Black
Randall E. Black
President (Principal Executive Officer)