Form 10-K
CITIZENS FINANCIAL SERVICES INC
filed 2010-03-11
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

■     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2009

or

□     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-13222

CITIZENS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	23-2265045
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
15 South Main Street, Mansfield, Pennsylvania	16933
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(570) 662-2121

Securities registered pursuant to Section 12(b) of the Act:	None

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
■  Yes     □  No

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
□  Yes     □  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                □  Yes     ■  No

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
    □  Yes     ■  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $53,368,585 as of June 30, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,869,854 as of March 1, 2010

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference to the Registrant’s Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.

II

Citizens Financial Services, Inc. Form 10-K INDEX
Page
PART I
ITEM 1 – BUSINESS	1 – 4
ITEM 1A – RISK FACTORS	5 – 8
ITEM 1B – UNRESOLVED STAFF COMMENTS	8
ITEM 2 – PROPERTIES	8
ITEM 3 – LEGAL PROCEEDINGS	8
ITEM 4 – [RESERVED]	8
PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	9 – 10
ITEM 6 – SELECTED FINANCIAL DATA	11
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	12 – 38
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	38
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	39 – 75
ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	76
ITEM 9A(T) – CONTROLS AND PROCEDURES	76
ITEM 9B – OTHER INFORMATION	76
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	77
ITEM 11 – EXECUTIVE COMPENSATION	77
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	77 – 78
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	78
ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES	78
PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	79 – 80
SIGNATURES	81

III

PART I

ITEM 1 – BUSINESS.

CITIZENS FINANCIAL SERVICES, INC.

Citizens Financial Services, Inc. (the “Company”), a Pennsylvania corporation, was incorporated on April 30, 1984. The Company is registered with the Board of Governors of the Federal Reserve System (“FRB”) as a bank holding company under the Bank Holding Company Act of 1956, as amended.  Simultaneous with establishment of the Company in 1984, First Citizens National Bank (the “Bank”) became a wholly-owned subsidiary of the Company.   The Company is subject to regulation, supervision and examination by the FRB.  In general, the Company is limited to owning or controlling banks and engaging in such other bank related activities.

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

The Bank is a full-service bank engaging in a broad range of banking activities and services for individual, business, governmental and institutional customers.  These activities and services principally include checking, savings, time and deposit accounts; real estate, commercial, industrial, residential and consumer loans; and a variety of other specialized financial services.  The Trust and Investment division of the Bank offers a full range of client investment, estate and retirement services through the Bank’s wholly owned insurance agency subsidiary, First Citizens Insurance Agency, Inc.

As of December 31, 2009, the Bank employed 158 full time employees and 26 part-time employees, resulting in 169 full time equivalent employees at our corporate offices and other banking locations.

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

In addition to the risk-based capital guidelines, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio of a minimum level of Tier 1 capital (as determined under the risk-based capital guidelines) equal to 3% of average total consolidated assets for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion.  All other bank holding companies are required to maintain a ratio of at least 1% above the stated minimum.  The Bank is subject to largely similar capital requirements adopted by the OCC.

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

REGULATORY RESTRICTIONS ON DIVIDENDS

The Bank may not, under the National Bank Act, declare a dividend without approval of the OCC, unless the dividend to be declared by the Bank's Board of Directors does not exceed the total of:  (i) the Bank's net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The Federal Reserve Board, the OCC and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend. Those rules also authorize the Federal Reserve Board to prohibit a bank holding company from paying dividends under certain circumstances if its subsidiary bank is undercapitalized.

Under these policies and subject to the restrictions applicable to the Bank, the Bank could have declared, during 2009, without prior regulatory approval, aggregate dividends of approximately $10.9 million, plus net profits earned to the date of such dividend declaration.

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

INSURANCE OF DEPOSIT ACCOUNTS

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (DIF) of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned.  For calendar 2008, assessments ranged from five to forty-three basis points of each institution’s deposit assessment base.  Due to losses incurred by the DIF in 2008 as a result of failed institutions, and anticipated future losses, the FDIC adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009.  The FDIC made further refinements to its risk-based assessment that were effective April 1, 2009 and that effectively made the range seven to 77 1/2 basis points.  The FDIC may adjust rates uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking.  No institution may pay a dividend if in default of the FDIC assessment.

The FDIC imposed on each insured institution a special emergency assessment of five basis points of total assets minus tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base on the same date) in order to cover losses to the Deposit Insurance Fund.  That special assessment was collected on September 30, 2009.  The FDIC provided for similar special assessments during the last fiscal two quarters of 2009, if deemed necessary.  However, in lieu of further special assessments, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009, subsequently extended until June 30, 2010.  Certain senior unsecured debt issued by institutions and their holding companies between specified time frames could also be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012.  The Bank made a business decision to participate in the unlimited noninterest bearing transaction account coverage and the Bank and the Company opted to participate in the unsecured debt guarantee program.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the financing corporation to recapitalize a predecessor deposit insurance funds.  That payment is established quarterly and for the four quarters ended December 31, 2009 averaged 1.06 basis points of assessable deposits.

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

In particular, the Obama Administration has proposed, and the Congress is considering, legislation that would restructure the regulation of depository institutions.  Proposals range from the merger of the Office of Thrift Supervision, which regulates federal savings associations, with the OCC, to the creation of an independent federal agency that would assume the regulatory responsibilities of the Office of Thrift Supervision, FDIC, OCC and Federal Reserve Board.  The federal savings association charter would be eliminated and federal associations required to become banks under some proposals, although others would grandfather existing charters.  Also proposed is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions would be reduced under certain proposals as well.
Enactment of any of these proposals could revise the regulatory structure imposed on the Company and Bank, which could result in more stringent regulation.  At this time, management has no way of predicting the contents of any final legislation, or whether any legislation will be enacted at all.

ITEM 1A – RISK FACTORS.

Changing interest rates may decrease our earnings and asset values.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings.  Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding.  Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income.  Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract.  Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates.  As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the asset yields catch up.   Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—could also reduce our net interest margin.  Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates.  Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.

Changes in interest rates also affect the value of the Bank’s interest-earning assets, and in particular the Bank’s securities portfolio.  Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates.  Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax.  Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on shareholders’ equity.

A continuation of recent turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Since 2008, United States and global financial markets have experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a marked negative impact on the industry.  Dramatic declines in the U.S. housing market over the past two years, with falling home prices, increasing foreclosures and increasing unemployment, have negatively affected the credit performance of mortgage loans and resulted in significant write-downs of asset values by many financial institutions. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions. Notwithstanding the actions of the United States and other governments, these efforts may not succeed in restoring industry, economic or market conditions and may result in adverse unintended consequences.  Factors that could continue to pressure financial services companies, including the Company, are numerous and include (i) worsening credit quality, leading among other things to increases in loan losses and reserves, (ii) continued or worsening disruption and volatility in financial markets, leading to, among other things, continuing reductions in asset values, (iii)  capital and liquidity concerns regarding financial institutions generally, (iv) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (v) recessionary conditions that are deeper or last longer than currently anticipated.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers do not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of the Comptroller of the Currency, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of the Comptroller of the Currency after a review of the information available at the time of its examination. Our allowance for loan losses amounted to $4.9 million, or 1.07% of total loans outstanding and 72.36% of nonperforming loans, at December 31, 2009. Our allowance for loan losses at December 31, 2009 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at December 31, 2009, we had 9 loan relationships that were performing according to their original terms with outstanding balances that exceeded $3.0 million. However, the deterioration of one or more of these loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

Our emphasis on commercial real estate, agricultural and construction lending may expose us to increased lending risks.

At December 31, 2009, we had $134.0 million in loans secured by commercial real estate, $19.5 million in agricultural loans and $5.6 million in construction loans.  Commercial real estate loans, agricultural and construction loans represented 29.4%, 4.3% and 1.2%, respectively, of our loan portfolio.  At December 31, 2009, we had $2.9 million of reserves specifically allocated to these loan types.  While commercial real estate, agricultural  and construction loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio monthly and at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2009, our investment portfolio included available for sale investment securities with a carrying value of $193.6 million and an estimated fair value of $198.6 million, which included unrealized losses on 33 securities totaling $400,000.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down theses securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

The Company’s financial condition and results of operations are dependent on the economy in the Bank’s market area.

The Bank’s market area consists of the Pennsylvania Counties of Bradford, Potter and Tioga in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga Counties in Southern New York.  As of December 31, 2009, management estimates that more than 93% of deposits and 84% of loans came from its market area.  Because of the Bank’s concentration of business activities in its market area, the Company’s financial condition and results of operations depend upon economic conditions in its market area.  Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.  Conditions such as inflation, recession, unemployment, high interest rates and short money supply and other factors beyond our control may adversely affect our profitability.  We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the States of Pennsylvania and New York could adversely affect the value of our assets, revenues, results of operations and financial condition.  Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Increased and/or special Federal Deposit Insurance Corporation assessments will hurt our earnings

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was $330,000. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

The Company and the Bank operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

The Bank is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of its deposits.  The Company is subject to regulation and supervision by the Federal Reserve Board.  Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of the Bank.  The regulation and supervision by the Office of the Comptroller of the Currency, the Federal Reserve Board and the Federal Deposit Insurance Corporation are not intended to protect the interests of investors in the Company’s common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Proposed regulatory reform may have a material impact on our operations.

The Obama Administration has published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system and has offered, and the House of Representatives and Senate are currently considering, proposed legislation to accomplish these reforms.  The Administration has also proposed the creation of a new federal agency, the Consumer Financial Protection Agency, that would be dedicated to protecting consumers in the financial products and services market.  The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance.  In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices.  If implemented, the foregoing regulatory reforms may have a material impact on our operations.  However, because the final legislation may differ significantly from the reform plan proposed by the President, we cannot determine the specific impact of any regulatory reform at this time.

Strong competition within the Bank’s market area could hurt profits and slow growth.

The Bank faces intense competition both in making loans and attracting deposits.  This competition has made it more difficult for the Bank to make new loans and at times has forced the Bank to offer higher deposit rates.  Price competition for loans and deposits might result in the Bank earning less on loans and paying more on deposits, which would reduce net interest income.  Competition also makes it more difficult to increase loans and deposits.  As of June 30, 2009, which is the most recent date for which information is available, we held 33.0% of the deposits in Bradford, Potter and Tioga Counties, Pennsylvania , which was the second largest share of deposits out of eight financial institutions with offices in the area, and 5.2% of the deposits in Allegany County, New York, which was the fourth largest share of deposits out of five financial institutions with offices in this area.  Competition also makes it more difficult to hire and retain experienced employees.  Some of the institutions with which the Bank competes have substantially greater resources and lending limits than the Bank has and may offer services that the Bank does not provide.  Management expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  The Bank’s profitability depends upon its continued ability to compete successfully in its market area.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2 – PROPERTIES.

The headquarters of the Company and Bank are located at 15 South Main Street, Mansfield, Pennsylvania. The building contains the central offices of the Company and Bank. Our bank owned fifteen banking facilities and leased three other facilities as of December 31, 2009.  All buildings owned by the Bank are free of any liens or encumbrances.

The net book value of owned properties and leasehold improvements totaled $11,421,586 as of December 31, 2009.  The properties are adequate to meet the needs of the employees and customers. We have equipped all of our facilities with current technological improvements for data and word processing.

ITEM 3 - LEGAL PROCEEDINGS.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 4 – [RESERVED]

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's stock is not listed on any stock exchange, but it is quoted on the OTC Bulletin Board under the trading symbol CZFS.  Prices presented in the table below are bid prices between broker-dealers published by the OTC Bulletin Board and the Pink Sheets Electronic Quotation Service.  The prices do not include retail markups or markdowns or any commission to the broker-dealer.  The bid prices do not necessarily reflect prices in actual transactions.  Cash dividends are declared on a quarterly basis and are summarized in the table below (also see dividend restrictions in Note 14 of the consolidated financial statements).

			Dividends			Dividends
	2009		declared	2008		declared
	High	Low	per share	High	Low	per share
First quarter	$ 19.80	$ 16.93	$ 0.240	$ 21.78	$ 17.87	$ 0.230
Second quarter	22.77	18.32	0.245	23.27	20.05	0.235
Third quarter	24.00	20.79	0.245	24.50	21.25	0.235
Fourth quarter	25.30	23.05	0.300	21.00	17.25	0.290

The Company has paid dividends since April 30, 1984, the effective date of our formation as a bank holding company. The Company's Board of Directors intends to continue the dividend payment policy; however, future dividends necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors in existence at the time the Board of Directors considers a dividend policy. Cash available for dividend distributions to stockholders of the Company comes from dividends paid to the Company by the Bank. Therefore, restrictions on the ability of the Bank to make dividend payments are directly applicable to the Company.  See “Note 14 – Regulatory Matters” to the consolidated financial statements.

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

The Company distributed a 1% stock dividend on July 31, 2009 to all shareholders of record as of July 17, 2009.

As of February 9, 2010, the Company had approximately 1,528 stockholders of record.  The computation of stockholders of record excludes individual participants in securities positions listings. The following table presents information regarding the Company’s stock repurchases during the three months ended December 31, 2009:

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1) (2)

10/1/09 to 10/31/09	-	-	-	54,505
11/1/09 to 11/30/09	-	-	-	54,505
12/1/09 to 12/31/09	3,780	$25.09	3,780	50,725
Total	3,780	$25.09	3,780	50,725

(1)
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

(2)
On November 17, 2009, the Board of Directors authorized a Voluntary Shareholder Buy-Back Program under which shareholders owning less than 100 shares of the Company could voluntarily sell their shares to the Company at a purchase price of $26.00 per share. The program expired on February 4, 2010. Under this program, 343 shares were purchased during the 4th quarter of 2009

ITEM 6 - SELECTED FINANCIAL DATA.

The following table sets forth certain financial data as of and for each of the years in the five year period ended December 31, 2009:

(in thousands, except share data)	2009	2008	2007	2006	2005
Interest income	$ 38,615	$ 37,238	$ 36,024	$ 32,851	$ 28,699
Interest expense	13,231	14,058	16,922	14,953	11,000
Net interest income	25,384	23,180	19,102	17,898	17,699
Provision for loan losses	925	330	365	330	60
Net interest income after provision
for loan losses	24,459	22,850	18,737	17,568	17,639
Non-interest income	5,708	5,245	5,114	4,712	4,688
Investment securities gains (losses), net	139	(4,089)	(29)	4	-
Non-interest expenses	17,759	15,877	15,314	15,027	15,387
Income before provision for income taxes	12,547	8,129	8,508	7,257	6,940
Provision for income taxes	2,683	1,224	1,772	1,457	1,666
Net income	$ 9,864	$ 6,905	$ 6,736	$ 5,800	$ 5,274

Return on Assets (net income to average total assets)	1.42%	1.13%	1.16%	1.05%	1.04%
Return on Equity (net income to average total equity)	17.65%	13.51%	14.38%	13.21%	12.63%
Dividend Payout Ratio (dividends declared divided by net income)	29.92%	40.77%	37.86%	42.10%	44.28%
Equity to Asset Ratio (average equity to average total assets,	8.02%	8.33%	8.10%	7.98%	8.20%
excluding other comprehensive income)

Per share data:
Net income (1)	$ 3.43	$ 2.40	$ 2.33	$ 1.98	$ 1.78
Cash dividends (1)	1.03	0.98	0.89	0.83	0.79
Book value (1) (2)	20.71	18.34	16.96	15.58	14.57

Total investments	$ 198,582	$ 174,139	$ 120,802	$ 109,743	$ 102,602
Loans, net (3)	451,496	428,436	419,182	410,897	379,139
Total assets (3)	729,477	668,612	591,029	572,168	529,241
Total deposits (3)	605,559	546,680	456,028	446,515	429,799
Stockholders' equity	61,527	52,770	48,528	43,500	41,561

(1) Amounts were adjusted to reflect stock dividends.
(2) Calculation excludes accumulated other comprehensive income and unrecognized pension cost.
(3) Amounts in 2005 reflect the branch acquisition in the fourth quarter of 2005. Amounts in 2008 reflect the branch acquisition in the fourth quarter of 2008.

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

INTRODUCTION

The following is management’s discussion and analysis of the significant changes in financial condition, the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the Company. Our Company’s consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes. Except as noted, tabular information is presented in thousands of dollars.

Our Company currently engages in the general business of banking throughout our service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 18 banking facilities, 17 of which operate as bank branches.  In Pennsylvania, these offices are located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, the Wellsboro Weis Market store and the Mansfield Wal-Mart Super Center.  In New York, our office is in Wellsville.

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

Reputational risk, or the risk to our business, earnings, liquidity, and capital from negative public opinion, could result from our actual or alleged conduct in a variety of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, ethical issues, or inadequate protection of customer information. We expend significant resources to comply with regulatory requirements. Failure to comply could result in reputational harm or significant legal or remedial costs. Damage to our reputation could adversely affect our ability to retain and attract new customers, and adversely impact our earnings and liquidity.

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

TRUST AND INVESTMENT SERVICES

Our Investment and Trust Services Division is committed to helping our customers meet their financial goals.  The Trust Division offers professional trust administration, investment management services, estate planning and administration, custody of securities and individual retirement accounts.  Assets held by the Bank in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Bank.  As of December 31, 2009, non-deposit investment products under management totaled $46.2 million.  Additionally, as summarized in the table below, the Trust Department had assets under management as of December 31, 2009 and 2008 of $85.9 million and $74.3 million, respectively. The increase is primarily due to an increase in the fair value of plan assets given the overall market increase in equity securities and mutual funds during 2009.

(market values - in thousands)	2009	2008
INVESTMENTS:
Bonds	$ 21,007	$ 20,842
Stock	18,754	14,771
Savings and Money Market Funds	10,396	10,068
Mutual Funds	34,001	26,614
Mortgages	836	1,070
Real Estate	931	978
Miscellaneous	8	1
Cash	-	3
TOTAL	$ 85,933	$ 74,347
ACCOUNTS:
Trusts	27,478	24,345
Guardianships	552	857
Employee Benefits	31,781	26,722
Investment Management	25,678	21,995
Custodial	444	428
TOTAL	$ 85,933	$ 74,347

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

RESULTS OF OPERATIONS

Net income for the twelve months ended December 31, 2009 was $9,864,000, which represents an increase of $2,959,000, or 42.9%, when compared to the 2008 related period.  Net income for the twelve months ended December 31, 2008 totaled $6,905,000, an increase of $169,000 from the 2007 related period.  Earnings per share were $3.43, $2.40 and $2.33 for the years ended 2009, 2008 and 2007, respectively.

The following table sets forth certain performance ratios of our Company for the periods indicated:

	2009	2008	2007
Return on Assets (net income to average total assets)	1.42%	1.13%	1.16%
Return on Equity (net income to average total equity)	17.65%	13.51%	14.38%
Dividend Payout Ratio (dividends declared divided by net income)	29.92%	40.77%	37.86%
Equity to Asset Ratio (average equity to average total assets, excluding other comprehensive income)	8.02%	8.33%	8.10%

Net income is influenced by five key components: net interest income, provision for loan losses, non-interest income, non-interest expenses, and the provision for income taxes.

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

The following table sets forth our Company’s average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created (dollars in thousands):
	Analysis of Average Balances and Interest Rates (1)
	2009			2008				2007
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	21,496	43	0.20	7,118	57	0.80	102	5	5.10
Total short-term investments	21,496	43	0.20	7,118	57	0.80	102	5	5.10
Investment securities:
Taxable	131,620	6,072	4.61	99,872	5,013	5.02	95,417	4,702	4.93
Tax-exempt (3)	51,588	3,325	6.45	36,016	2,235	6.21	24,173	1,451	6.00
Total investment securities	183,208	9,397	5.13	135,888	7,248	5.33	119,590	6,153	5.14
Loans:
Residential mortgage loans	203,526	14,743	7.24	211,958	15,726	7.42	211,171	15,640	7.41
Commercial & agricultural loans	182,326	12,606	6.91	156,873	11,872	7.57	147,921	11,740	7.94
Loans to state & political subdivisions	46,415	2,844	6.13	47,766	2,998	6.28	45,259	2,751	6.08
Other loans	11,484	1,020	8.88	11,849	1,079	9.11	12,426	1,150	9.25
Loans, net of discount (2)(3)(4)	443,751	31,213	7.03	428,446	31,675	7.39	416,777	31,281	7.51
Total interest-earning assets	648,455	40,653	6.27	571,452	38,980	6.82	536,469	37,439	6.98
Cash and due from banks	9,315			9,548			9,299
Bank premises and equipment	11,876			12,390			12,773
Other assets	27,408			19,756			18,832
Total non-interest earning assets	48,599			41,694			40,904
Total assets	697,054			613,146			577,373
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	123,225	971	0.79	106,694	1,314	1.23	95,098	2,026	2.13
Savings accounts	46,457	147	0.32	41,494	153	0.37	38,443	137	0.36
Money market accounts	42,186	337	0.80	45,073	828	1.84	50,189	1,787	3.56
Certificates of deposit	305,777	9,767	3.19	242,751	9,197	3.79	225,590	9,413	4.17
Total interest-bearing deposits	517,645	11,222	2.17	436,012	11,492	2.64	409,320	13,363	3.26
Other borrowed funds	58,133	2,009	3.46	64,858	2,566	3.96	66,525	3,559	5.35
Total interest-bearing liabilities	575,778	13,231	2.30	500,870	14,058	2.81	475,845	16,922	3.56
Demand deposits	56,628			54,438			48,981
Other liabilities	8,754			6,735			6,783
Total non-interest-bearing liabilities	65,382			61,173			55,764
Stockholders' equity	55,894			51,103			45,764
Total liabilities & stockholders' equity	697,054			613,146			577,373
Net interest income		27,422			24,922			20,517
Net interest spread (5)			3.97%			4.01%			3.42%
Net interest income as a percentage
of average interest-earning assets			4.23%			4.36%			3.82%
Ratio of interest-earning assets
to interest-bearing liabilities			1.13			1.14			1.13

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

Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  Accordingly, tax equivalent adjustments for investments and loans have been made accordingly to the previous table for the years ended December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007
Interest and dividend income
from investment securities (non-tax adjusted)	$ 8,310	$ 6,528	$ 5,626
Tax equivalent adjustment	1,130	777	532
Interest and dividend income
from investment securities (tax equivalent basis)	$ 9,440	$ 7,305	$ 6,158

	2009	2008	2007
Interest and fees on loans (non-tax adjusted)	$ 30,305	$ 30,710	$ 30,398
Tax equivalent adjustment	908	965	883
Interest and fees on loans (tax equivalent basis)	$ 31,213	$ 31,675	$ 31,281

	2009	2008	2007
Total interest income	$ 38,615	$ 37,238	$ 36,024
Total interest expense	13,231	14,058	16,922
Net interest income	25,384	23,180	19,102
Total tax equivalent adjustment	2,038	1,742	1,415
Net interest income (tax equivalent basis)	$ 27,422	$ 24,922	$ 20,517

The following table shows the tax-equivalent effect of changes in volume and rates on interest income and expense (in thousands):

Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis (1)

	2009 vs. 2008 (1)			2008 vs. 2007 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ (22)	$ 8	$ (14)	$ 53	$ (1)	$ 52
Investment securities:
Taxable	1,421	(362)	1,059	223	88	311
Tax-exempt	1,001	89	1,090	733	51	784
Total investment securities	2,422	(273)	2,149	956	139	1,095
Total investment income	2,400	(265)	2,135	1,009	138	1,147
Loans:
Residential mortgage loans	(617)	(366)	(983)	58	28	86
Commercial & agricultural loans	1,571	(837)	734	568	(436)	132
Loans to state & political subdivisions	(84)	(70)	(154)	155	92	247
Other loans	(32)	(27)	(59)	(53)	(18)	(71)
Total loans, net of discount	838	(1,300)	(462)	728	(334)	394
Total Interest Income	3,238	(1,565)	1,673	1,737	(196)	1,541
Interest Expense:
Interest-bearing deposits:
NOW accounts	258	(601)	(343)	289	(1,001)	(712)
Savings accounts	33	(39)	(6)	11	5	16
Money Market accounts	(50)	(441)	(491)	(167)	(792)	(959)
Certificates of deposit	1,440	(870)	570	1,029	(1,245)	(216)
Total interest-bearing deposits	1,681	(1,951)	(270)	1,162	(3,033)	(1,871)
Other borrowed funds	(251)	(306)	(557)	(87)	(906)	(993)
Total interest expense	1,430	(2,257)	(827)	1,075	(3,939)	(2,864)
Net interest income	$ 1,808	$ 692	$ 2,500	$ 662	$ 3,743	$ 4,405

 (1) The portion of total change attributable to both volume and rate changes, which cannot be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

2009 vs. 2008

Tax equivalent net interest income for 2009 was $27,422,000 compared with $24,922,000 for 2008, an increase of $2,500,000 or 10.0%.  The increased volume of interest earning assets of $77.0 million generated an increase in interest income of $3,238,000.  The average rate on interest earning assets decreased from 6.82% in 2008 to 6.27% in 2009, which had the effect of decreasing interest income by $1,565,000.

Total tax equivalent interest income from investment securities increased $2,149,000 in 2009 from 2008.  The average balance of investment securities increased $47.3 million, which had an effect of increasing interest income by $2,422,000 due to volume.  The average balance of taxable securities increased $31.7 million while tax-exempt securities increased by $15.6 million, which had the effect of increasing interest income by $1,421,000 and $1,001,000, respectively.  The average tax-effected yield on our investment portfolio decreased from 5.33% in 2008 to 5.13% in 2009.  This had the effect of decreasing interest income by $273,000 due to rate.  The Company’s strategy in 2009 was to invest available funds primarily in shorter, one-time callable agencies that offer higher coupon rates and are likely to be called as well as two to four year agency bullet structures.    During 2009, we purchased $64.1 million of U.S. agency obligations.  While this strategy resulted in a decrease in the overall yield on our investments, it was implemented to stabilize the effective duration and average life of the portfolio in an upward rate environment and to take advantage of the steepness in the yield curve.  The shorter term investments, while having lower yields, will provide sufficient cash flows that will permit reinvestment opportunities as market conditions improve.  As a means to balance this strategy, we also purchased $18.5 million of 15 to 20 year municipal bonds in order to obtain higher yields.

Loan income decreased $462,000 in 2009 from 2008.  The average balance of our loan portfolio increased by $15.3 million in 2009 compared to 2008 resulting in an increase in interest income of $838,000 due to volume.  Offsetting this was a decrease in yield on total loans from 7.39% in 2008 to 7.03% in 2009 resulting in a decrease in interest income of $1,300,000 due to rate.

Interest income on residential mortgage loans decreased $983,000, of which $617,000 was due to volume and $366,000 was due to rate. The average balance decreased $8.4 million due to the economic recession, higher unemployment rates and other negative economic factors that resulted in lower loan demand for non-conforming residential mortgages and home equity lines. With this said, the Company continues to strive to be the top mortgage lender within our service area by providing competitive products and exemplary service to our customers. During 2009, conforming loans totaling $21,716,000 were closed and sold due to the historically low residential mortgage rates offered during 2009. The average balance of commercial and agricultural loans increased $25.5 million from 2008 to 2009 primarily due to our emphasis to grow this segment of the loan portfolio. This had the positive impact of $1,571,000 on total interest income due to volume. Offsetting this, the average yield on commercial and agricultural loans decreased from 7.57% in 2008 to 6.91% in 2009, decreasing interest income by $837,000 due to rate. The decreasing yield was the result of competitive pressures to obtain and retain quality credits in the current economic environment.

Total interest expense decreased $827,000 in 2009 compared to 2008.  The decrease is primarily attributable to change in rate from 2.81% in 2008 to 2.30% in 2009, which had the effect of decreasing interest expense by $2,257,000. The actions of the Federal Reserve and current economic downturn had the effect of decreasing our short-term borrowing costs as well as rates on deposit products, including shorter-term certificates of deposit and rate sensitive NOW and money market accounts. The average balance of interest bearing liabilities increased $74.9 million from 2008 to 2009.  This had the effect of increasing interest expense by $1,430,000 due to volume.

The average balance of certificates of deposit increased $63.0 million causing an increase in interest expense of $1,440,000.  Offsetting the increase in average balance was a decrease in the rate on certificates of deposit from 3.79% to 3.19% resulting in a decrease in interest expense of $870,000.  The average balance of NOW accounts also increased $16.5 million accounting for an increase of $258,000 in interest expense. The change in rate from 123 basis points to 79 basis points, contributed to an offset in interest expense of $601,000 resulting in an overall decrease of $343,000. The average balance of Money Market accounts decreased $2.9 million accounting for a decrease of $50,000 in interest expense. The change in rate from 184 basis points to 80 basis points also contributed to an offset in interest expense of $441,000 resulting in an overall decrease of $491,000.  The average balance of borrowed funds decreased by $6.7 million, resulting in a decrease in interest expense of $251,000.  The average interest rate paid on borrowed funds also decreased by 50 basis points accounting for a decrease in interest expense of $306,000 due to rate.

Our net interest spread for 2009 was 3.97% compared to 4.01% in 2008.  The current economic situation has resulted in a relatively steep yield curve. Should short-term and/or long-term interest rates move in such a way that results in a flattened or inverted yield curve, we would anticipate pressure on our margin.

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

Total tax equivalent interest income from investment securities increased $1,095,000 in 2008 from 2007.  The average balance of investment securities increased $16.3 million, which had an effect of increasing interest income by $956,000 due to volume.  Of this amount, $733,000 was from income on tax-exempt investment securities, where the average balance increased $11.8 million from 2007.  The average tax-effected yield on our investment portfolio increased from 5.14% in 2007 to 5.33% in 2008.  This had the effect of increasing interest income by $139,000 due to rate.  The Company’s strategy in 2008 was to increase the size and duration of our investment portfolio, given the opportunity that general market conditions provided, which resulted in an increase in the overall yield on our investments.

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

Total interest expense decreased $2,864,000 in 2008 compared to 2007.  The average balance of interest bearing liabilities increased $25.0 million from 2007 to 2008.  This had the effect of increasing interest expense by $1,075,000 due to volume.  The average rate paid on interest bearing liabilities decreased from 3.56% to 2.81% due to decreasing interest rates.  This resulted in a $3,939,000 decrease in interest expense due to rate.  Balances most affected were those that were indexed to a specific market rate.

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

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2009, we recorded a provision for loan losses of $925,000, which represents an increase of $595,000 over the same time period in 2008.  This is the result of current economic conditions and an increase in non-performing loans as of December 31, 2009, which have impacted management's quarterly review of the allowance for loan losses (see also “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

NON-INTEREST INCOME

The following table reflects non-interest income by major category for the periods ended December 31 (dollars in thousands):

	2009	2008	2007
Service charges	$ 3,612	$ 3,489	$ 3,210
Trust	521	561	520
Brokerage and insurance	284	240	132
Investment securities gains (losses), net	139	(4,089)	(29)
Gains on loans sold	430	84	134
Earnings on bank owned life insurance	492	362	331
Other	369	509	787
Total	$ 5,847	$ 1,156	$ 5,085

	2009/2008		2008/2007
	Change		Change
	Amount	%	Amount	%
Service charges	$ 123	3.5	$ 279	8.7
Trust	(40)	(7.1)	41	7.9
Brokerage and insurance	44	18.3	108	81.8
Investment securities gains, (losses), net	4,228	-	(4,060)	-
Gains on loans sold	346	411.9	(50)	(37.3)
Earnings on bank owned life insurance	130	35.9	31	9.4
Other	(140)	(27.5)	(278)	(35.3)
Total	$ 4,691	405.8	$ (3,929)	(77.3)

2009 vs. 2008

Non-interest income increased $4,691,000 in 2009 from 2008, or 405.8%.  We recorded investment securities gains totaling $139,000 compared with a $4,089,000 loss in 2008.  In the third quarter of 2008, we recorded a non-recurring $2,336,000 million other than temporary impairment charge related to our investment in Freddie Mac preferred stock and a $1,796,000 other than temporary impairment charge on a Lehman Brothers corporate bond.  The Lehman Brothers corporate bond was subsequently sold in the fourth quarter of 2008. During 2009, we elected to sell an agency bond that was likely to be called, several higher coupon mortgage-backed securities that were prepaying very quickly, and two corporate bonds for total gains of $253,000. These gains were offset by losses incurred on the sales of three municipal securities and the sale of certain bank equity securities totaling $60,000. Additionally, we recorded an additional $54,000 other than temporary impairment charge on our Freddie Mac preferred stock.

Service charge income increased by $123,000 in 2009 compared to 2008 and continues to be the Company’s primary source of non-interest income. Service charge fees related to customers’ usage of their debit cards increased by $87,000, statement service charges increased by $9,000 and fees charges to customers for non-sufficient funds increased by $27,000. Management is currently evaluating regulatory changes, specifically to Regulation E, regarding fees charged to customers for non-sufficient funds, which could impact the level of fees that the Company realizes.

Gains on loans sold increased $346,000 compared to last year, which is the result of the amount of refinancing due to favorable rates in the secondary markets during the economic downturn.  Earnings on bank owned life insurance (BOLI) increased from $362,000 in 2008 to $492,000 in 2009.  In the fourth quarter of 2008, we invested an additional $3.4 million based upon an analysis of new employees and updated future employee benefit costs, resulting in additional BOLI income.  Brokerage and insurance revenue increased by $44,000 in 2009, as we continue to increase the principal amounts invested through us by our customers. Trust income decreased by $40,000 in 2009 due to the economy’s downturn and the affect it has had on the values of trust assets under management for the first half of 2009.  Other income decreased $140,000 primarily due to a decrease in rental income from other real estate owned properties as well a decrease in the gain from the sale of these properties in 2009 compared with last year.

2008 vs. 2007

Non-interest income decreased $3,929,000 in 2008 from 2007, or 77.3%.  Most notable, we recorded investment security losses totaling $4,089,000 compared with a $29,000 loss in 2007, which was due to the non-recurring, other than temporary impairment charges recorded in the third quarter of 2008 totaling $4.1 million.

Service charge income increased by $279,000 in 2008 compared to 2007.    Service charge fees charged to customers for non-sufficient funds increased by $162,000.  Additionally, we increased ATM and related check card fee income by $113,000 compared to last year as the Company continued to promote efforts to increase usage of debit cards by retail customers.

Brokerage and insurance revenue increased by $108,000 in 2008, while trust revenues increased 7.9% to $561,000 during 2008.  Gains on sales of foreclosed properties decreased by $315,000 in 2008 compared to 2007 primarily due to a pre-tax gain of $381,000 recognized on a large commercial property that was sold in the second quarter of 2007.

Non-interest Expenses

The following tables reflect the breakdown of non-interest expense and professional fees for the periods ended December 31 (dollars in thousands):

	2009	2008	2007
Salaries and employee benefits	$ 9,472	$ 8,725	$ 8,386
Occupancy	1,179	1,162	1,151
Furniture and equipment	437	479	539
Professional fees	660	625	645
Amortization of intangibles	160	145	144
FDIC insurance	1,200	156	54
ORE expenses	447	224	103
Other	4,204	4,361	4,292
Total	$ 17,759	$ 15,877	$ 15,314

	2009/2008		2008/2007
	Change		Change
	Amount	%	Amount	%
Salaries and employee benefits	$ 747	8.6	$ 339	4.0
Occupancy	17	1.5	11	1.0
Furniture and equipment	(42)	(8.8)	(60)	(11.1)
Professional fees	35	5.6	(20)	(3.1)
Amortization of intangibles	15	10.3	1	0.7
FDIC insurance	1,044	669.2	102	188.9
ORE expenses	223	99.6	121	117.5
Other	(157)	(3.6)	69	1.6
Total	$ 1,882	11.9	$ 563	3.7

	2009	2008	2007
Other professional fees	$ 299	$ 316	$ 367
Legal fees	129	129	111
Examinations and audits	232	180	167
Total	$ 660	$ 625	$ 645

	2009/2008		2008/2007
	Change		Change
	Amount	%	Amount	%
Other professional fees	$ (17)	(5.4)	$ (51)	(13.9)
Legal fees	-	-	18	16.2
Examinations and audits	52	28.9	13	7.8
Total	$ 35	5.6	$ (20)	(3.1)

2009 vs. 2008

Non-interest expenses for 2009 totaled $17,759,000 which represents an increase of $1,882,000, or 11.9%, compared with 2008 costs of $15,877,000.  Much of the increase is attributable to salary and benefit costs which increased $747,000.  Base salaries and related payroll taxes increased $262,000, primarily due to merit increases.  Full time equivalent staffing was 169 employees for 2009 and 2008. Incentive costs increased $165,000 compared to 2008 primarily due to the attainment of certain corporate goals and objectives.  Insurance costs for employees increased by $101,000 attributable to a significant increase in insurance premiums.  Pension expense increased by $229,000 compared to 2008, mostly attributable to a significant decline in the market value of plan assets during 2008 and the impact it had on the actuarial calculation of pension costs for 2009.

FDIC Insurance increased $1,044,000 in 2009 primarily due to an increase in our FDIC deposit insurance assessments and a five basis point special assessment based on assets as of June 30, 2009, which was related to the continued failing of many banks across the country. The impact of the special assessment was approximately $330,000. Also, in 2008 we recognized approximately $209,000 in credits as a result of the Federal Deposit Insurance Reform Act of 2005.  Credits related to this legislation were fully utilized by the end of 2008 with no remaining credits available for 2009.  In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. These prepayments will be recognized as a charge to operations over the applicable three year period. Due to the uncertainty involving many financial institutions insured by the FDIC Insurance, the Company cannot predict whether the prepayment made in December 2009 will be enough to cover its future obligations through 2012 or whether an additional assessment will be required.

Expenses related with other real estate owned properties increased $223,000 from 2008 to 2009. This increase is the result of a general increase in non-performing assets, with a significant component related to a customer with properties in New York State that have significant real estate taxes associated with them.

Furniture and equipment expenses decreased $42,000 mainly due to a reduction in depreciation expense from assets that became fully depreciated during the year.

Exams and audits expenses increased by $52,000 due to general increases and $18,000 of costs incurred related to our audit of internal controls for Sarbanes Oxley.  Although the audit requirement was delayed later in 2009 until 2010,  audit fees and related expenses were already incurred.

2008 vs. 2007

Non-interest expenses for 2008 totaled $15,877,000 which represented an increase of $563,000, or 3.7%, compared with 2007 costs of $15,314,000.  Much of the increase was attributable to salary and benefit costs increasing $339,000. Base salaries and related payroll taxes increased $191,000 primarily due to merit increases.  The year to date full time equivalent staffing was 169 employees for 2008 compared to 170 employees for 2007.  Incentive costs increased $249,000 compared to 2007 primarily due to the attainment of certain corporate goals and objectives, as well as the implementation of a supplemental employee retirement plan for key management.  Insurance costs for employees increased by $70,000 attributable to a significant increase in insurance premiums.  Pension expense decreased by $187,000 compared to 2007.  Effective January 1, 2008, the Company modified its defined benefit pension plan resulting in a reduction in expense.

Other expenses increased $292,000 over 2007 mainly due to branch acquisition costs, an increase in the FDIC assessment and operational charge offs.

Furniture and equipment expenses decreased $60,000 mainly due to a reduction in depreciation expense from assets that became fully depreciated during the year.

Provision For Income Taxes

The provision for income taxes was $2,683,000 during 2009, $1,224,000 during 2008 and $1,772,000 for the 2007 related periods.   The effective tax rates for 2009, 2008 and 2007 were 21.4% 15.1% and 20.8%, respectively. The tax rate for 2008 was impacted by the Emergency Economic Stabilization Act of 2008, which permitted the write-down of the Freddie Mac preferred stock to be treated as an ordinary loss, allowing a tax benefit of approximately $1,000,000.

Income before the provision for income taxes increased by $4,418,000 in 2009 compared to 2008, while the provision for income taxes increased by $1,459,000 when compared to 2008, the majority of which is attributable to the tax treatment of the Freddie Mac preferred stock discussed above. We have managed our effective tax rate by remaining invested in tax-exempt municipal loans and bonds.  As such, the provision was impacted in 2009 by an increase in tax exempt bond and loan revenue.

We are also involved in three limited partnership agreements that established low-income housing projects in our market area.  For tax purposes, we have recognized $845,000 out of a total $913,000 in tax credits from one project, $308,000 out of a total $385,000 in tax credits on the second project and $172,000 out of a total of $574,000 tax credits on the third project.  $547,000 in tax credits remain and will be taken over the next seven years.

FINANCIAL CONDITION

The following table presents ending balances (dollars in millions), growth and the percentage change during the past two years:

	2009		%	2008		%	2007
	Balance	Increase	Change	Balance	Increase	Change	Balance
Total assets	$ 729.5	$ 60.9	9.1	$ 668.6	$ 77.6	13.1	$ 591.0
Total loans, net	451.5	23.1	5.4	428.4	9.2	2.2	419.2
Total investments	198.6	24.5	14.1	174.1	53.3	44.1	120.8
Total deposits	605.6	58.9	10.8	546.7	90.7	19.9	456.0
Total stockholders' equity	61.5	8.7	16.5	52.8	4.3	8.9	48.5

Cash and Cash Equivalents

Cash and cash equivalents totaled $31.4 million at December 31, 2009 compared with $19.9 million at December 31, 2008. The increase in cash and cash equivalents is the result of the Company’s deposit growth and cash flows from the investment portfolio, as discussed in more detail below. Management actively measures and evaluates its liquidity through our Asset – Liability committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

2009

The Company’s investment portfolio increased by $24,443,000, or 14.1%, during the past year.  During 2009, we purchased approximately $61.4 million U.S. agency obligations, $7.4 million of mortgage-backed securities, $18.5 million of state and local obligations and $125,000 of equity securities, which help offset the $29.0 million of principal repayments and $25.1 million of calls and maturities that occurred during the year. We also selectively sold $10.7 million of bonds and equities at a net gain of $193,000. We also recorded an additional $54,000 other than temporary impairment charge on our Freddie Mac preferred stock. The market value of our investment portfolio increased approximately $2.2 million in 2009 due to market fluctuations. Significant market recoveries were seen in our mortgage backed securities, state and local obligations and our corporate bonds. Excluding our short term investments consisting of monies held primarily at the Federal Reserve, the effective yield on our investment portfolio for 2009 was 5.13% compared to 5.33% for 2008 on a tax equivalent basis.

As mentioned above and seen in the table below, due to the economic downturn and the lowering of interest rates, we have experienced significant prepayments of our mortgage backed securities of $29.0 million and calls on our agency bonds of $25.1 million.  Due to the amount of cash flow from the investment portfolio as well as an increase in deposits and a lack of opportunities in other investment types, our strategy has been to reinvest funds mainly in short-term agency bonds via purchases of $61.4 million and longer-term municipal bond purchases of $18.5 million.  We believe this strategy will enable us to reinvest cash flows in the next one to four years with improved investment opportunities.

2008

The Company’s investment portfolio increased $53,337,000, or 44.1%, during 2008.  During 2008, we purchased approximately $42.1 million of mortgage-backed securities, $12.7 million of U.S. agency obligations, and $15.4 million of municipal bonds.  Offsetting the purchases were $11.5 million of principal repayments and $3.5 million in maturities that occurred during 2008.  Due to unusually wide credit spreads to treasuries, significant market opportunity existed to grow our investment portfolio during the latter half of 2008.  In doing so, the effective yield on our portfolio for 2008 improved to 5.33% compared to 5.14% for 2007 on a tax equivalent basis.  The market value of our investment portfolio increased approximately $2.4 million in 2008 due to a decrease in interest rates and the realization of loss due to the Freddie Mac write-down and the sale of the Lehman Brothers corporate bond.

The following table shows the year-end composition of the investment portfolio for the five years ended December 31 (dollars in thousands):

	2009	% of	2008	% of	2007	% of	2006	% of	2005	% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Available-for-sale:
U. S. Agency securities	$ 65,223	32.8	$ 28,942	16.6	$ 17,236	14.3	$ 16,651	15.2	$ 12,754	12.5
Obligations of state & political
subdivisions	59,574	30.0	44,132	25.3	30,844	25.4	22,562	20.5	22,612	22.0
Corporate obligations	3,166	1.6	5,296	3.0	7,813	6.5	7,997	7.3	8,627	8.4
Mortgage-backed securities	70,194	35.3	95,407	54.8	62,642	51.9	59,875	54.6	55,852	54.4
Equity securities	425	0.3	362	0.2	2,267	1.9	2,658	2.4	2,757	2.7
Total	$ 198,582	100.0	$ 174,139	100.0	$ 120,802	100.0	$ 109,743	100.0	$ 102,602	100.0

The expected principal repayments (amortized cost) and average weighted yields for the investment portfolio as of December 31, 2009, are shown below (dollars in thousands). Expected principal repayments, which include prepayment speed assumptions for mortgage-backed securities, are significantly different than the contractual maturities detailed in Note 3 of the consolidated financial statements. Yields on tax-exempt securities are presented on a fully taxable equivalent basis, assuming a 34% tax rate.

			After One Year		After Five Years
	One Year or Less		to Five years		to Ten Years		After Ten Years		Total
	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield
	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%
Available-for-sale securities:
U.S. Agency securities	$ 26,221	3.0	$ 36,916	2.8	$ 1,446	5.5	$ -	-	$ 64,583	2.9
Obligations of state & political
subdivisions	4,456	6.3	23,393	6.2	30,163	6.5	639	6.4	58,651	6.4
Corporate obligations	-	-	-	-	2,998	5.6	-	-	2,998	5.6
Mortgage-backed securities	20,420	4.3	42,316	5.1	4,290	5.6	-	-	67,026	4.9
Total available-for-sale	$ 51,097	3.8	$ 102,625	4.5	$ 38,897	6.3	$ 639	6.4	$ 193,258	4.7

Approximately 79.5% of the amortized cost of debt securities is expected to mature, call or pre-pay within five years or less.  Our Company expects that earnings from operations, the high liquidity level of the available-for-sale securities, growth of deposits and the availability of borrowings from the Federal Home Loan Bank and other third party banks will be sufficient to meet future liquidity needs.  There are no securities from a single issuer representing more than 10% of stockholders’ equity.

Loans

The Bank’s lending efforts are focused within its market area located in North Central Pennsylvania and Southern New York. We originate loans primarily through direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants and existing customers.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  As of December 31, 2009, approximately 77% of our loan portfolio consisted of real estate loans.  All lending is governed by a lending policy that is developed and maintained by us and approved by the Board of Directors.

Residential mortgage loans generally are written for terms of up to 25 years at a fixed rate or one, three, and five year adjustable rate mortgages.  Loan to value ratios are usually 80% or less with exceptions for individuals with excellent credit and low debt to income and/or high net worth. Adjustable rate mortgages are tied to a margin above the Comparable Federal Home Loan Bank of Pittsburgh borrowing rate.  Home equity loans are written with terms of up to 15 years at fixed rates.  Home equity lines of credit are variable rate loans tied to the Prime Rate generally with a ten year draw period followed by a ten year repayment period. Home equity loans are typically written with a maximum 80% loan to value.

Commercial real estate loan terms are generally 20 years or less with one to five year adjustable rates.  The adjustable rates are tied to a margin above the Comparable Federal Home Loan Bank of Pittsburgh borrowing rate with a maximum loan to value ratio of 80%. Where feasible, the Bank works with the United States Department of Agriculture’s (USDA) guaranteed loan program to offset risk and to further promote economic growth is our market area.  During 2009, we originated $6.4 million in USDA guaranteed commercial real estate loans.

Agriculture, and particularly dairy farming, is an important industry in our market area. Therefore the Bank has developed an agriculture lending team with significant experience that has a thorough understanding of this industry. Agricultural loans focus on character, cash flow and collateral, while also taking into account the particular risks of the industry.  Loan terms are generally 20 years or less with one to five year adjustable rates.  The adjustable rates are tied to a margin above the Comparable Federal Home Loan Bank of Pittsburgh borrowing rate with a maximum loan to value of 80%. The Bank is a preferred lender under the USDA’s Farm Service Agency (FSA) and participates in the FSA guaranteed loan program.

The Bank, as part of its commitment to the communities it serves, is an active lender for projects by our local municipalities and school districts. These loans range from short term bridge financing to 20 year term loans for specific projects. These loans are typically written at rates that adjust at least every five years.

2009

Total loans grew $23.6 million in 2009 from a balance of $432.8 million at the end of 2008 to $456.4 million at the end of 2009.  Total loans grew 5.4% in 2009 compared with a 2.2% loan growth rate in 2008.

Commercial real estate loans increased $26.2 million in 2009 or 24.3% while commercial and other loans increased $6.1 million, or 16.2%.  Agricultural loans increased $2.4 million in 2009 or 14.2%.  The growth in commercial real estate, agricultural real estate and other commercial loans, despite the recession, reflects the Company’s focus on commercial lending as a means to increase loan growth and obtain deposits from farmers and small businesses throughout our market area.  We believe we have a strong team of experienced professionals that enable us to meet the needs of these customers within our service area.  Commercial loan demand is subject to significant competitive pressures, the yield curve and the strength of the overall local, regional and national economy.

Residential real estate loans decreased $4.1 million, while construction loans decreased $5.5 million or 49.5%. There has been a decrease in loan demand for residential real estate, construction and consumer loans due to several economic factors.  Recessionary pressures, higher unemployment, and a depressed housing market have had a negative impact on nonconforming, residential real estate mortgage and home equity loan growth.  Conversely, loan demand for conforming mortgages, which the Company sells on the secondary market, has increased dramatically. We have sold $21.7 million of loans in the secondary market compared to $4.5 million in 2008, an increase of $17.2 million.  Residential mortgage lending is a principal business activity and our Company continues to offer a variety of competitively priced conforming, nonconforming and home equity mortgages that positions us a leading mortgage lender in our service area.

2008

Total loans grew $9.4 million, or 2.2%, in 2008 from a balance of $423.4 million at the end of 2007 to $432.8 million at the end of 2008.  Commercial real estate loans increased $7.4 million in 2008 or 7.3% while commercial and other loans increased $3.3 million, or 9.5%.  State and political subdivision loans also increased by $3.0 million, or 6.6%.

Residential real estate loans decreased $2.7 million primarily due to the lack of loan demand in the residential real estate market.  Additionally, consumer loans decreased by $1.4 million, or 10.9%.  The economic recession which began during 2008, included increasing unemployment rates, a softening economy, tightened credit standards, low consumer confidence, and depressed financial markets all of which had a negative impact on our loan growth.  Residential real estate loans totaled $199.1 million and comprised 46.0% of the loan portfolio as of December 31, 2008 compared to 47.7% as of December 31, 2007.  During 2008, $4.4 million in conforming mortgage loans were originated and sold in the secondary market through Freddie Mac and Fannie Mae, providing nearly $52,000 of income in origination fees and premiums on loans sold.

Five Year Breakdown of Loans by Type as of December 31,

	2009		2008		2007		2006		2005
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate:
Residential	$ 194,989	42.7	$ 199,118	46.0	$ 201,861	47.7	$ 206,059	49.7	$ 195,628	51.1
Commercial	133,953	29.4	107,740	24.9	100,380	23.7	94,122	22.7	82,128	21.5
Agricultural	19,485	4.3	17,066	3.9	16,891	4.0	17,054	4.1	12,991	3.4
Construction	5,619	1.2	11,118	2.6	11,330	2.7	7,027	1.7	7,245	1.9
Loans to individuals
for household,
family and other purchases	11,895	2.6	11,651	2.7	13,082	3.1	12,482	3.0	13,017	3.4
Commercial and other loans	44,101	9.7	37,968	8.8	34,664	8.2	32,766	7.9	29,260	7.6
State & political subdivision loans	46,342	10.1	48,153	11.1	45,171	10.6	45,263	10.9	42,534	11.1
Total loans	456,384	100.0	432,814	100.0	423,379	100.0	414,773	100.0	382,803	100.0
Less allowance for loan losses	4,888		4,378		4,197		3,876		3,664
Net loans	$ 451,496		$ 428,436		$ 419,182		$ 410,897		$ 379,139

	2009/2008		2008/2007
	Change		Change
	Amount	%	Amount	%
Real estate:
Residential	$ (4,129)	(2.1)	$ (2,743)	(1.4)
Commercial	26,213	24.3	7,360	7.3
Agricultural	2,419	14.2	175	1.0
Construction	(5,499)	(49.5)	(212)	(1.9)
Loans to individuals
for household,
family and other purchases	244	2.1	(1,431)	(10.9)
Commercial and other loans	6,133	16.2	3,304	9.5
State & political subdivision loans	(1,811)	(3.8)	2,982	6.6
Total loans	$ 23,570	5.4	$ 9,435	2.2

The following table shows the maturity of state and political subdivision loans, commercial and agricultural loans and commercial loans secured by real estate as of December 31, 2009, classified according to the sensitivity to changes in interest rates within various time intervals (in thousands).  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  The amounts shown below exclude net deferred loan costs or fees.

	Commercial,
	municipal,	Real estate
	agricultural	construction	Total
Maturity of loans:
One year or less	$ 8,869	$ -	$ 8,869
Over one year through five years	32,860	305	33,165
Over five years	202,152	5,314	207,466
Total	$ 243,881	$ 5,619	$ 249,500
Sensitivity of loans to changes in interest
rates - loans due after December 31, 2010:
Predetermined interest rate	$ 35,886	$ 985	$ 36,871
Floating or adjustable interest rate	199,126	4,634	203,760
Total	$ 235,012	$ 5,619	$ 240,631

Allowance For Loan Losses and Credit Quality Risk

The allowance for loan losses is maintained at a level, which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the change in the allowance for loan losses for the years ended December 31, 2009, 2008, 2007, 2006 and 2005:

	December 31,
	2009	2008	2007	2006	2005
Balance
at beginning of period	$ 4,378	$ 4,197	$ 3,876	$ 3,664	$ 3,919
Charge-offs:
Real estate:
Residential	76	31	64	37	43
Commercial	236	36	6	86	61
Agricultural	1	20	-	-	-
Loans to individuals for household,
family and other purchases	80	44	103	103	168
Commercial and other loans	153	115	13	64	100
Total loans charged-off	546	246	186	290	372
Recoveries:
Real estate:
Residential	1	6	2	6	2
Commercial	1	-	79	115	3
Agricultural	-	20	-	-	-
Loans to individuals for household,
family and other purchases	52	19	52	39	12
Commercial and other loans	77	52	9	12	40
Total loans recovered	131	97	142	172	57

Net loans charged-off	415	149	44	118	315
Provision charged to expense	925	330	365	330	60
Balance at end of year	$ 4,888	$ 4,378	$ 4,197	$ 3,876	$ 3,664

Loans outstanding at end of period	$ 456,384	$ 432,814	$ 423,379	$ 414,773	$ 382,803
Average loans outstanding, net	$ 442,921	$ 423,382	$ 411,927	$ 400,507	$ 371,147
Non-performing assets:
Non-accruing loans	$ 5,871	$ 2,202	$ 1,915	$ 1,668	$ 1,898
Accrual loans - 90 days or more past due	884	383	275	1,690	337
Total non-performing loans	$ 6,755	$ 2,585	$ 2,190	$ 3,358	$ 2,235
Foreclosed assets held for sale	302	591	203	758	619
Total non-performing assets	$ 7,057	$ 3,176	$ 2,393	$ 4,116	$ 2,854
Net charge-offs to average loans	0.09%	0.04%	0.01%	0.03%	0.08%
Allowance to total loans	1.07%	1.01%	0.99%	0.93%	0.96%
Allowance to total non-performing loans	72.36%	169.36%	191.64%	115.43%	163.94%
Non-performing loans as a percent of loans
net of unearned income	1.48%	0.60%	0.52%	0.81%	0.58%
Non-performing assets as a percent of loans
net of unearned income	1.55%	0.73%	0.57%	0.99%	0.75%

The Company utilizes a disciplined and thorough loan review process based upon our internal loan policy approved by the Company’s Board of Directors.  The purpose of the review is to assess loan quality, analyze delinquencies, identify problem loans, evaluate potential charge-offs and recoveries, and assess general overall economic conditions in the markets served.  An external independent loan review is performed on our commercial portfolio semi-annually for the Company.  As part of this review, our underwriting process and loan grading system is evaluated.

Management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate as of December 31, 2009.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, continued high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

On a monthly basis, problem loans are identified and updated primarily using internally prepared past due reports.  Based on data surrounding the collection process of each identified loan, the loan may be added or deleted from the monthly watch list.  The watch list includes loans graded special mention, substandard, doubtful, and loss, as well as additional loans that management may choose to include.  Watch list loans are continually monitored going forward until satisfactory conditions exist that allow management to upgrade and remove the loan from the watchlist.  In certain cases, loans may be placed on non-accrual status or charged-off based upon management’s evaluation of the borrower’s ability to pay.  All commercial loans, which include commercial real estate, agricultural real estate, state and political subdivision loans and other commercial loans, on non-accrual are evaluated quarterly for impairment.

The adequacy of the allowance for loan losses is subject to a formal, quarterly analysis by management of the Company.  In order to better analyze the risks associated with the loan portfolio, the entire portfolio is divided into several categories.  As stated above, loans on non-accrual status are specifically reviewed for impairment and given a specific reserve, if appropriate.  Loans evaluated and not found to be impaired are included with other performing loans, by category, by their respective homogenous pools.  Five year average historical loss factors are calculated for each pool and applied to the performing portion of the loan category. The historical loss factors for both reviewed and homogeneous pools are adjusted based upon the following qualitative factors:

•	Level of and trends in charge-offs and recoveries
•	Trends in volume, terms and nature of the loan portfolio
•	Effects of any changes in risk selection and underwriting standards and any other changes in lending and recovery policies, procedures and practices
•	Changes in the quality of the Company’s loan review system
•	Experience, ability and depth of lending management and other relevant staff
•	National, state, regional and local economic trends and business conditions
•	Industry conditions including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses.
•	Existence and effect of any credit concentrations, and changes in the level of such concentrations

The balance in the allowance for loan losses was $4,888,000 or 1.07% of total loans as of December 31, 2009 as compared to $4,378,000 or 1.01% of loans as of December 31, 2008.  The $510,000 increase is a result of a $925,000 provision for loan losses less net charge-offs of $415,000.  The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of December 31:
	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$ 801	42.7	$ 694	46.0	$ 599	47.7	$ 614	49.7	$ 493	51.1
Commercial, agricultural	2,864	33.6	2,303	28.8	2,128	27.7	1,676	26.8	1,551	24.9
Construction	20	1.2	5	2.6	-	2.7	-	1.7	-	1.9
Loans to individuals
for household,
family and other purchases	131	2.6	449	2.7	424	3.1	734	3.0	542	3.4
Commercial and other loans	918	9.7	807	8.8	736	8.2	582	7.9	484	7.6
State & political subdivision loans	93	10.1	19	11.1	22	10.6	22	10.9	21	11.1
Unallocated	61	N/A	101	N/A	288	N/A	248	N/A	573	N/A
Total allowance for loan losses	$ 4,888	100.0	$ 4,378	100.0	$ 4,197	100.0	$ 3,876	100.0	$ 3,664	100.0

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2008 to December 31, 2009 in non-performing loans (dollars in thousands).  Non-performing loans include those loans that are contractually past due 90 days or more and non-accrual loans.  Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	December 31, 2009				December 31, 2008
		Non-Performing Loans				Non-Performing Loans
	30 - 90 Days	90 Days Past	Non-	Total Non-	30 - 90 Days	90 Days Past	Non-	Total Non-
(in thousands)	Past Due	Due Accruing	accrual	Performing	Past Due	Due Accruing	accrual	Performing
Real estate:
Residential	$ 1,629	$ 75	$ 775	$ 850	$ 1,041	$ 267	$ 689	$ 957
Commercial	1,558	635	1,863	2,498	819	114	1,453	1,567
Agricultural	75	-	2,094	2,094	240	-	-	-
Construction	-	-	749	749	-	-	-	-
Loans to individuals for household,
family and other purchases	88	10	36	46	129	2	-	2
Commercial and other loans	610	164	354	518	112	-	60	60
Total nonperforming loans	$ 3,960	$ 884	$ 5,871	$ 6,755	$ 2,341	$ 383	$ 2,202	$ 2,586

	Change in Non-Performing Loans
	December 31, 2009 / 2008
(in thousands)	Amount	%
Real estate:
Residential	$ (107)	(11.2)
Commercial	931	59.4
Agricultural	2,094	-
Construction	749	-
Loans to individuals for household,
family and other purchases	44	2,200.0
Commercial and other loans	458	763.3
Total nonperforming loans	$ 4,169	161.2

For the year ended December 31, 2009 we recorded a provision for loan losses of $925,000 which compares to $330,000 for the same period in 2008, an increase of $595,000 or 180.0%.  The significant increase is attributable to current economic conditions, an increase in non-performing loans as of December 31, 2009 and an increased level of charge-offs compared with the prior year.  Non-performing loans increased $4.2 million, or 161.2%, from December 31, 2008 mainly due to the following:

•
An agricultural customer with total loans of $3.0 million, $2.3 million of which is an agricultural real estate loan and $700,000 is a related construction loan.  The current economic struggles of dairy farmers, caused primarily from decreased milk prices, have created cash flow difficulties for this customer.  While we are hopeful that increased milk prices would significantly improve cash flows for this borrower and return them to current status, there is no certainty that this will occur.  Without a sizable and sustained increase in milk prices, we will need to rely upon the collateral for repayment of interest and principal.  A real estate appraisal was completed in October, 2009, which together with a collateral analysis on equipment and livestock, resulted in an updated collateral value of approximately $4.0 million.  Based upon this analysis, management determined not to allocate a specific reserve to this loan.

•
A real estate rental property with loans of $700,000 was placed on non-accrual due to inadequate cash flows.  This loan was evaluated and found to be impaired and was subsequently written down in the third quarter of 2009 by $175,000, to the net realizable value.

•
A commercial real estate property with a loan balance of $500,000 was past due 90 days as of December 31, 2009.  The downturn in the economy has impacted commercial development activity and has negatively affected the customer’s cash flow.

We have not experienced the significant decrease in the collateral values of local residential, commercial or agricultural real estate loan portfolios as seen in other parts of the country during this current economic downturn.  Real estate market values in our service area did not realize the significant, and sometimes speculative, increases as seen in other parts of the country prior to the current economic downturn.  As such, the collateral value of our real estate loans has not significantly deteriorated with the downturn.  In addition, our market area is predominately centered in the Marcellus Shale natural gas exploration and drilling area. These natural gas exploration and drilling activities have significantly impacted the overall interest in real estate in our market area due to the related lease and royalty revenues associated with it.  The natural gas activities have had a positive impact on the value of local real estate.  Due to the relatively stable or increasing collateral values in our service area, management determined not to increase the provision for loan losses and allowance for loan losses at the same magnitude as the increase in non-performing loans.

Bank Owned Life Insurance

In 2008 and 2003 the Company purchased $3.4 and $7.0 million, respectively, of bank owned life insurance to offset future employee benefit costs.  The Bank is the sole beneficiary on the policies, and will provide the Bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the insured’s) provide partial recovery of cash outflows associated with the benefits.  As of December 31, 2009 and 2008, the cash surrender value of the life insurance was $12.7 and $12.2 million, respectively.  The change in cash surrender value, net of purchases, is recognized in the results of operations.  The amounts recorded as non-interest income totaled $492,000, $362,000 and $331,000 in 2009, 2008 and 2007, respectively.  The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

Other Assets

2009

Other assets increased 19.6% in 2009 to $9.7 million.  The majority of this increase is the result of increases in prepaid federal depository insurance and regulatory stock of $2,814,000 and $586,000, respectively, offset by a decrease in the deferred income tax asset of $1,288,000. The increase in the prepaid federal depository insurance was the result of actions taken by the FDIC, which are described above. The increase in regulatory stock was due to purchases made to meet the requirements of the Federal Home Loan Bank of Pittsburgh (the “FHLB”) and correspondent banks. The majority of the decrease in the deferred income tax asset was the result of the activity related to the change in unrealized gains on investments, goodwill amortization and the change in the pension obligation.

2008

Other assets decreased 6.2% in 2008 to $8.1 million.  The majority of this decrease is the result of a decrease in regulatory stock of $1,438,000 offset by an increase in the deferred income tax asset of $594,000. The decrease in regulatory stock was the result of a sale of stock in excess of the requirements of the FHLB. The majority of the increase in the deferred income tax asset was the result of the activity related to the change in unrealized gains on investments, goodwill amortization, change in the pension obligation and the allowance for losses on available for sale securities. .

Deposits

2009

As can be seen in the tables below, total deposits increased $58.9 million in 2009, or 10.8%.  The increase in deposits is due to several reasons.  Our market has been positively impacted from the Marcellus Shale oil and gas exploration activities and we have developed products specifically targeting those that have benefited from this activity.  Furthermore, the overall turbulence and volatility of the financial markets on a national and local level has resulted in customers seeking stability with strong, local community banks. Furthermore, our financial performance, reputation as a strong, local community bank, acquisitions of local competitors from institutions outside of our general market area and the fact that the Company did not participate in the Troubled Asset Relief Program Capital Purchase Program has positioned the Company as a leading financial institution within our service area.

Non-interest bearing deposits increased $4.5 million, or 8.1% in 2009.  As a percent to total, non-interest bearing deposits totaled 9.9% as of the end of 2009, which compares to 10.2% at the end of 2008.  In order to manage our overall cost of funds, the Company continues to focus on adding low cost deposits by having a free checking product available for retail customers. We are also one of the few banks within our market to pay interest on a senior checking product.    Additionally, our business development officers and branch personnel are focused on providing outstanding customer service and developing larger deposit relationships with our commercial customers.

NOW accounts increased by $20.8 million, or 18.0%, and savings deposits increased $4.6 million, or 10.4%, since the end of 2008.  The increase in NOW accounts is due to state and local governmental agencies and our ability to meet their financial needs.  Additionally, the Company implemented a new interest bearing checking account that rewards the customer based upon the usage of their debit cards and participation in other electronic services in order to qualify for higher interest rates earned on their deposits.  Certificates of deposit increased $28.5 million, or 9.8% from 2008. The increase in certificates of deposit is primarily due to customers shifting balances from lower paying deposit accounts into CD’s in order to increase their return.  As mentioned, oil and gas exploration activities also has had a significant impact on this segment as well, with approximately $26 million specifically in our Opportunity CD product as of December 31, 2009.

Our deposit growth funded our growth in loans of $23.6 million, and in investments of $24.4 million, and enabled us to decrease our borrowed funds by $7.1 million while providing us with liquidity in this challenging economy.

2008

Total deposits increased $90.7 million in 2008, or 19.9%.  The increase in deposits was due to several reasons.  Products developed specifically for the oil and gas exploration activities and customers seeking stability from familiar local banks due to the turbulent and volatile financial markets accounted for significant growth.  Also, on November 21, 2008, our Company gained approximately $16.9 million in deposits from a local branch acquisition (see Note 19 to the consolidated financial statements).

Non-interest bearing deposits increased $4.6 million, or 9.0% in 2008.  As a percent to total, non-interest bearing deposits totaled 10.2% as of the end of 2008, which compared to 11.2% at the end of 2007.

NOW accounts increased by $15.5 million, or 15.5%, and savings deposits increased $6.5 million, or 17.0%, since the end of 2007.  Most of the increase in NOW accounts was due to state and local governmental agencies as well as $4.7 million coming from the aforementioned branch acquisition.  Money market deposit accounts decreased by $9.6 million in 2008, a decrease of 18.8%, due mostly to customers seeking higher deposit rates since the Federal Reserve’s actions decreased short term rates significantly during 2008.

Our deposit growth funded our growth in loans of $9.4 million, our growth in investments of $53.3 million, and enabled us to decrease our borrowed funds by $19.1 million.

The following table shows the breakdown of deposits by deposit type (dollars in thousands):

	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Non-interest-bearing deposits	$ 60,061	9.9	$ 55,545	10.2	$ 50,944	11.2
NOW accounts	136,153	22.5	115,338	21.1	99,862	21.9
Savings deposits	49,049	8.1	44,447	8.1	37,996	8.3
Money market deposit accounts	42,210	7.0	41,752	7.6	51,398	11.3
Certificates of deposit	318,086	52.5	289,598	53.0	215,828	47.3
Total	$ 605,559	100.0	$ 546,680	100.0	$ 456,028	100.0

	2009/2008		2008/2007
	Change		Change
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 4,516	8.1	$ 4,601	9.0
NOW accounts	20,815	18.0	15,476	15.5
Savings deposits	4,602	10.4	6,451	17.0
Money market deposit accounts	458	1.1	(9,646)	(18.8)
Certificates of deposit	28,488	9.8	73,770	34.2
Total	$ 58,879	10.8	$ 90,652	19.9

Remaining maturities of certificates of deposit of $100,000 or more are as follows (dollars in thousands):
	2009	2008	2007
3 months or less	$ 9,161	$ 7,152	$ 9,489
Over 3 months through 6 months	14,914	13,706	9,628
Over 6 months through 12 months	33,702	26,554	11,226
Over 12 months	62,775	50,297	27,794
Total	$ 120,552	$ 97,709	$ 58,137
As a percent of total
certificates of deposit	37.90%	33.74%	26.94%

Deposits by type of depositor are as follows (dollars in thousands):

	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Individual, partnerships
& corporations	$ 517,503	85.5	$ 465,234	85.1	$ 382,968	84.0
United States government	907	0.1	2,069	0.4	752	0.1
State & political subdivisions	87,149	14.4	79,377	14.5	72,308	15.9
Total	$ 605,559	100.0	$ 546,680	100.0	$ 456,028	100.0

Borrowed Funds

2009

Borrowed funds decreased $7.1 million during 2009, a decrease of 11.6%.  As of December 31, 2009 we had $39.0 million of term loans with the Federal Home Loan Bank compared with $46.0 million outstanding as of December 31, 2008 (see Note 10 of the consolidated financial statements for additional information).  During 2009, $17.0 million of term loans matured.  We strategically replaced these funds with $10.0 million of new term loans at various maturities as a means of reducing our cost of funds, given the lower interest rates that prevailed during 2009.  The significant increase in our deposits continued to limit our need for short term borrowings from the Federal Home Loan Bank during 2009 as the outstanding balance on these arrangements was $0 at December 31, 2009 and 2008.

2008

Borrowed funds decreased $19.1 million during 2008, a decrease of 23.8%.  As of December 31, 2008 we had $46.0 million of term loans with the Federal Home Loan Bank compared with $51.7 million outstanding as of December 31, 2007.  During 2008, $36.7 million of term loans matured, which were replaced with $31.0 million of new term loans at various maturities.  The significant increase in our deposits also resulted in a reduction in short term borrowings from the Federal Home Loan Bank from $13.9 million as of December 31, 2007 to $0 at December 31, 2008.

Stockholders’ Equity

We evaluate stockholders’ equity in relation to total assets and the risk associated with those assets. The greater our capital resources, the greater the likelihood of meeting our cash obligations and absorbing unforeseen losses.  For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Our Board of Directors determines our dividend rate after considering our capital requirements, current and projected net income, and other factors. In 2009 and 2008, the Company paid out 29.9% and 40.8% of net income in dividends, respectively.

For the year ended December 31, 2009, the total number of common shares outstanding was 2,871,816. For comparative purposes, outstanding shares for prior periods were adjusted for the July 2009 stock dividend in computing earnings and cash dividends per share as detailed in Note 1 of the consolidated financial statements.  During 2009, we also purchased 13,575 shares of treasury stock at a weighted average cost of $21.11 per share. The Company awarded 7,526 shares of restricted stock to employees and 900 shares to the Board of Directors under equity incentive programs. The Company also awarded 1,530 shares of stock to employees as an incentive for 2009.

There are currently three federal regulatory measures of capital adequacy. The Company’s ratios meet the regulatory standards for well capitalized for 2009 and 2008, as detailed in Note 14 of the consolidated financial statements.

2009

Stockholders’ equity increased 16.6% in 2009 to $61.5 million.  Excluding accumulated other comprehensive income, which is the after-tax effect of unrealized holding gains and losses on available-for-sale securities, additional pension obligation and unrealized loss on interest rate swap, stockholders’ equity increased $6.7 million, or 12.8%.  This increase is due to net income of $9,864,000, offset by cash dividends of $2,951,000 and the purchase of treasury stock of $286,000. All of the Company’s investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. Accumulated other comprehensive income increased $1,435,000 from December 31, 2008 as result of market value fluctuations.  Total equity was approximately 8.4% of total assets as of December 31, 2009, compared to 7.9% of total assets as of December 31, 2008.

2008

Stockholders’ equity increased 8.7% in 2008 to $52.8 million.  Excluding accumulated other comprehensive income, stockholders’ equity increased $3.9 million, or 7.9%.  This increase was due to net income of $6,905,000, offset by cash dividends of $2,815,000 and purchase of treasury stock of $271,000.  Total equity was approximately 7.9% of total assets as of December 31, 2008, compared to 8.2% of total assets as of December 31, 2007.

LIQUIDITY

Liquidity is a measure of the Company’s ability to efficiently meet normal cash flow requirements of both borrowers and depositors. Liquidity is needed to meet depositors’ withdrawal demands, extend credit to meet borrowers’ needs, provide funds for normal operating expenses and cash dividends, and fund future capital expenditures.

To maintain proper liquidity, we use funds management policies along with our investment and asset liability policies to assure we can meet our financial obligations to depositors, credit customers and stockholders.  Management monitors liquidity by reviewing loan demand, investment opportunities, deposit pricing and the cost and availability of borrowing funds.  The Company’s historical activity in this area can be seen in the Consolidated Statement of Cash Flows from investing and financing activities.

Cash generated by operating activities, investing activities and financing activities influences liquidity management. The most important source of funds is the deposits that are primarily core deposits (deposits from customers with other relationships). Short-term debt from the Federal Home Loan Bank supplements the Company’s availability of funds as well as a line of credit arrangement with corresponding bank.  Other sources of short-term funds include brokered CDs and the sale of loans, if needed.

The Company’s use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is detailed. Other significant uses of funds are capital expenditures, purchase of loans and acquisition premiums. Surplus funds are then invested in investment securities.

Capital expenditures in 2009 totaled $1,566,000, which included:
▪	Additional expenditures to complete the new branch building in Troy totaling $769,000 and for furniture and equipment for the Troy branch office of $190,000.
▪	New branch office in Wellsboro, which is in process, totaling $312,000.
▪	Roof repairs and other building improvements for the Canton branch $54,000
▪	Upgrades and new equipment associated with data processing branch capture and security totaling $112,000.

Capital expenditures in 2008 totaled $1,132,000, which included:
▪	New branch office in Troy which was in process, totaling $674,000.
▪	Land, building, and equipment associated with branch acquisition totaling $296,000.
▪	New equipment associated with merchant and branch capture totaling $77,000.
▪	Upgrades to data processing and security equipment totaling $73,000.

These expenditures will allow us to support our growth over the next decade, create greater operating efficiency and provide the customer with higher quality banking services.

The Bank achieves additional liquidity primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, investments that mature in less than one year and expected principal repayments from mortgage backed securities.  The Bank also has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $263 million, inclusive of any outstanding amounts, as an additional source of liquidity.  The Bank also had a federal fund line with a third party provider in the amount of $10,000,000 as of December 31, 2009, which is unsecured. Subsequent to year end, a borrower in custody agreement was established with the Federal Reserve Board in the amount of $13.6 million, which is collateralized by $22.7 million of municipal loans maintained in the Bank’s possession.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The Bank may not, under the National Bank Act, declare a dividend without approval of the OCC, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The Federal Reserve Board, the OCC and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At December 31, 2009, the Company had liquid assets of $4.9 million.

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

Currently, our Company has equity securities that represent only 0.2% of our investment portfolio, and therefore equity risk is not significant.

The primary factors that make assets interest-sensitive include adjustable-rate features on loans and investments, loan repayments, investment maturities and money market investments. The primary components of interest-sensitive liabilities include maturing certificates of deposit, IRA certificates of deposit, repurchase agreements and short-term borrowings. Savings deposits, NOW accounts and money market investor accounts are considered core deposits and are not short-term interest sensitive (except for the top-tier money market investor and NOW accounts which are paid current market interest rates).

The following table shows the cumulative static gap (at amortized cost) for various time intervals (dollars in thousands):

Maturity or Re-pricing of Company Assets and Liabilities as of December 31, 2009

	Within	Four to	One to	Two to	Three to	Over
	Three	Twelve	Two	Three	Five	Five
	Months	Months	Years	Years	Years	Years	Total
Interest-earning assets:
Interest-bearing deposits at banks	$ 21,944	$ -	$ -	$ -	$ -	$ -	$ 21,944
Investment securities	14,943	45,083	35,858	24,574	27,106	46,065	193,629
Residential mortgage loans	31,472	50,903	50,125	32,974	32,376	2,758	200,608
Commercial and agricultural loans	62,679	25,568	29,406	20,888	44,915	14,083	197,539
Loans to state & political subdivisions	8,992	2,871	2,404	10,655	16,415	5,005	46,342
Other loans	3,604	2,647	2,223	1,290	1,323	808	11,895
Total interest-earning assets	$ 143,634	$ 127,072	$ 120,016	$ 90,381	$ 122,135	$ 68,719	$ 671,957
Interest-bearing liabilities:
NOW accounts	$ 71,423	$ -	$ -	$ -	$ -	$ 64,730	$ 136,153
Savings accounts	-	-	-	-	-	49,049	49,049
Money Market accounts	32,154	-	-	-	-	10,056	42,210
Certificates of deposit	36,668	109,922	65,666	58,471	41,035	6,324	318,086
Short-term borrowing	5,696	-	-	-	-	-	5,696
Long-term borrowing	9,610	1,749	7,000	5,608	24,000	452	48,419
Total interest-bearing liabilities	$ 155,551	$ 111,671	$ 72,666	$ 64,079	$ 65,035	$ 130,611	$ 599,613
Excess interest-earning
assets (liabilities)	$ (11,917)	$ 15,401	$ 47,350	$ 26,302	$ 57,100	$(61,892)
Cumulative interest-earning assets	$ 143,634	$ 270,706	$ 390,722	$ 481,103	$ 603,238	$ 671,957
Cumulative interest-bearing liabilities	155,551	267,222	339,888	403,967	469,002	599,613
Cumulative gap	$ (11,917)	$ 3,484	$ 50,834	$ 77,136	$ 134,236	$ 72,344
Cumulative interest rate
sensitivity ratio (1)	0.92	1.01	1.15	1.19	1.29	1.12

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

Gap analysis, one of the methods used by us to analyze interest rate risk, does not necessarily show the precise impact of specific interest rate movements on the Bank’s net interest income because the re-pricing of certain assets and liabilities is discretionary and is subject to competition and other pressures. In addition, assets and liabilities within the same period may, in fact, be repaid at different times and at different rate levels. We have not experienced the kind of earnings volatility that might be indicated from gap analysis.

The Bank currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that will effectively identify, measure, and monitor the Bank’s risk exposure.  In this analysis, the Bank examines the results of movements in interest rates.  The down 100 scenario assumes a parallel shift in rates to the extent possible based on current rates.  The up 100 and 200 scenarios assume a parallel shift in interest rates and it is assumed that the change in interest rates is instantaneous.  The up 400 over 24 month scenario assumes a parallel shift in rates to the extent possible and the change in rates is assumed to occur over a 24 month period.  Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities.  The following is a rate shock analysis for the period indicated as of December 31, 2009 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income

-100	26,292	104	0.40
Base	26,188	-	-
+100	26,120	(68)	(0.26)
+200	25,971	(217)	(0.83)
+400 Over 24 Months	25,993	(195)	(0.74)

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

 GENERAL

The majority of assets and liabilities of a financial institution are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets and on non-interest expenses, which tend to rise during periods of general inflation. The actions of the Federal Reserve in managing short-term interest rates have a significant impact on our Company’s interest rate risk.  Depending upon short-term rates and the overall yield curve, the Company will vary its asset liability strategy in order to manage interest rate margins.  The action of the Federal Reserve during 2009 to keep short-term interest rates low was in response to various economic data including a recessionary economy.

In 2006, legislation was passed regarding changes to FDIC deposit insurance.  This legislation increased coverage for retirement accounts from $100,000 to $250,000, merged the two existing deposit insurance funds and indexed the insurance level for inflation.  Furthermore, in 2008, due to the overall turbulence and volatility of the financial markets, FDIC deposit insurance coverage increased to $250,000 for any deposit account through December 31, 2009, which was subsequently extended to June 2014.  Non-transactional accounts are also fully insured regardless of balance through the same time period.  The resulting premiums, although estimated, will result in significantly higher premiums than in the past, and/or could result in more volatility of the level of premiums charged to the Company.

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

Other Than Temporary Impairment

All securities are evaluated periodically to determine whether a decline in their value is other than temporary and is a matter of judgment.  For debt securities, management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.

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

Goodwill and Other Intangible Assets

As discussed in Note 1 of the consolidated financial statements, the Company must assess goodwill and other intangible assets each year for impairment.  This assessment involves estimating the fair value of the Company’s reporting units.  If the fair value of the reporting unit is less than its carrying value including goodwill, we would be required to take a charge against earnings to write down the assets to the lower value.

Deferred Tax Assets

We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced. Management also evaluates deferred tax assets to determine if it is more likely than not that the deferred tax benefit will be utilized in future periods.  If not, a valuation allowance is recorded.  Our deferred tax assets are described further in Note 12 of the consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This information is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, appearing in this Annual Report on Form 10-K.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Citizens Financial Services, Inc.
Consolidated Balance Sheet
	December 31,
(in thousands, except share data)	2009	2008
ASSETS:
Cash and cash equivalents:
Noninterest-bearing	$ 9,505	$ 9,692
Interest-bearing	21,944	10,164
Total cash and cash equivalents	31,449	19,856
Available-for-sale securities	198,582	174,139
Loans (net of allowance for loan losses:
2009, $4,888; 2008, $4,378)	451,496	428,436
Premises and equipment	12,227	12,762
Accrued interest receivable	3,141	2,912
Goodwill	10,256	10,256
Bank owned life insurance	12,667	12,176
Other assets	9,659	8,075
TOTAL ASSETS	$ 729,477	$ 668,612
LIABILITIES:
Deposits:
Noninterest-bearing	$ 60,061	$ 55,545
Interest-bearing	545,498	491,135
Total deposits	605,559	546,680
Borrowed funds	54,115	61,204
Accrued interest payable	2,037	2,233
Other liabilities	6,239	5,725
TOTAL LIABILITIES	667,950	615,842
STOCKHOLDERS' EQUITY:
Common Stock
$1.00 par value; authorized 10,000,000 shares;
issued 3,076,253 and 3,048,289 shares
in 2009 and 2008, respectively	3,076	3,048
Additional paid-in capital	13,457	12,981
Retained earnings	47,353	41,034
Accumulated other comprehensive income	2,041	26
Treasury stock, at cost:
204,437 and 200,918 shares for 2009 and 2008, respectively	(4,400)	(4,319)
TOTAL STOCKHOLDERS' EQUITY	61,527	52,770
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 729,477	$ 668,612
See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Income
Year Ended December 31,
(in thousands, except per share data)	2009	2008	2007
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$ 30,305	$ 30,710	$ 30,398
Interest-bearing deposits with banks	43	57	5
Investment securities:
Taxable	6,044	4,828	4,316
Nontaxable	2,195	1,475	958
Dividends	28	168	347
TOTAL INTEREST AND DIVIDEND INCOME	38,615	37,238	36,024
INTEREST EXPENSE:
Deposits	11,222	11,492	13,363
Borrowed funds	2,009	2,566	3,559
TOTAL INTEREST EXPENSE	13,231	14,058	16,922
NET INTEREST INCOME	25,384	23,180	19,102
Provision for loan losses	925	330	365
NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	24,459	22,850	18,737
NON-INTEREST INCOME:
Service charges	3,612	3,489	3,210
Trust	521	561	520
Brokerage and Insurance	284	240	132
Investment securities gains (losses), net	139	(4,089)	(29)
Gains on loans sold	430	84	134
Earnings on bank owned life insurance	492	362	331
Other	369	509	787
TOTAL NON-INTEREST INCOME	5,847	1,156	5,085
NON-INTEREST EXPENSES:
Salaries and employee benefits	9,472	8,725	8,386
Occupancy	1,179	1,162	1,151
Furniture and equipment	437	479	539
Professional fees	660	625	645
Federal Depository Insurance	1,200	156	54
Other	4,811	4,730	4,539
TOTAL NON-INTEREST EXPENSES	17,759	15,877	15,314
Income before provision for income taxes	12,547	8,129	8,508
Provision for income taxes	2,683	1,224	1,772
NET INCOME	$ 9,864	$ 6,905	$ 6,736
NET INCOME - EARNINGS PER SHARE	$ 3.43	$ 2.40	$ 2.33
CASH DIVIDENDS PER SHARE	$ 1.03	$ 0.98	$ 0.89
See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Changes in Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2006	2,992,896	$ 2,993	$ 11,933	$ 34,007	$ (1,737)	$ (3,696)	$ 43,500

Comprehensive income:
Net income				6,736			6,736
Change in unrecognized pension costs, net
of tax expense of $256					496		496
Change in net unrealized loss on securities
available-for-sale, net of tax expense of $460					893		893
Total comprehensive income							8,125
Stock dividend	27,642	27	576	(603)
Purchase of treasury stock (25,818 shares)						(567)	(567)
Restricted stock awards			(77)			77	-
Stock awards			7			13	20
Cash dividends, $.89 per share				(2,550)			(2,550)
Balance, December 31, 2007	3,020,538	3,020	12,439	37,590	(348)	(4,173)	48,528

Comprehensive income:
Net income				6,905			6,905
Change in unrecognized pension costs,
net of tax benefit of $511					(991)		(991)
Change in net unrealized gain on securities
available-for-sale, net of tax expense of $820					1,592		1,592
Change in net unrealized loss on interest rate
swap, net of tax benefit of $117					(227)		(227)
Total comprehensive income							7,279
Stock dividend	27,751	28	618	(646)
Purchase of treasury stock (11,928 shares)						(271)	(271)
Restricted stock awards			(106)			106	-
Restricted stock vesting			28			-	28
Stock awards			2			19	21
Cash dividends, $.98 per share				(2,815)			(2,815)
Balance, December 31, 2008	3,048,289	3,048	12,981	41,034	26	(4,319)	52,770

Comprehensive income:
Net income				9,864			9,864
Change in unrecognized pension costs,
net of tax expense of $238					463		463
Change in net unrealized gain on securities
available-for-sale, net of tax expense of $739					1,435		1,435
Change in net unrealized loss on interest rate
swap, net of tax expense of $61					117		117
Total comprehensive income							11,879
Stock dividend	27,964	28	566	(594)
Purchase of treasury stock (13,575 shares)						(286)	(286)
Restricted stock awards			(147)			147	-
Restricted stock vesting			58			-	58
Stock awards			(1)			58	57
Cash dividends, $1.03 per share				(2,951)			(2,951)
Balance, December 31, 2009	3,076,253	$ 3,076	$ 13,457	$ 47,353	$ 2,041	$ (4,400)	$ 61,527

	2009	2008	2007
Components of comprehensive income:
Change in net unrealized gain (loss) on investment
securities available-for-sale	$ 1,527	$ (1,107)	$ 874
Change in unrecognized pension costs	463	(991)	496
Change in unrealized loss on interest rate swap	117	(227)	-
Investment losses (gains) included in net income, net
of tax (benefit) expense of $47, ($1,390), and ($10)	(92)	2,699	19
Total	$ 2,015	$ 374	$ 1,389

See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Cash Flows
	Year Ended December 31,
(in thousands)	2009	2008	2007
Cash Flows from Operating Activities:
Net income	$ 9,864	$ 6,905	$ 6,736
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	925	330	365
Depreciation and amortization	654	641	741
Amortization and accretion on investment securities	486	12	124
Deferred income taxes	245	(782)	54
Investment securities (gains) losses, net	(139)	4,089	29
Earnings on bank owned life insurance	(492)	(362)	(331)
Loss (gains) on sale of foreclosed assets held for sale	10	(81)	(396)
Realized gains on loans sold	(430)	(84)	(134)
Stock awards	115	49	20
Originations of loans held for sale	(21,715)	(4,365)	(6,689)
Proceeds from sales of loans held for sale	22,145	4,449	6,823
Increase in accrued interest receivable	(229)	(390)	(64)
Increase in prepaid federal depository insurance	(2,814)	(5)	(13)
Increase (decrease) in accrued interest payable	(196)	34	(88)
Other, net	1,497	(34)	912
Net cash provided by operating activities	9,926	10,406	8,089
Cash Flows from Investing Activities:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	10,730	387	18,859
Proceeds from maturity and principal repayments of securities	54,081	14,969	13,437
Purchase of securities	(87,427)	(70,382)	(42,155)
Proceeds from redemption of Regulatory Stock	-	5,044	3,676
Purchase of Regulatory Stock	(586)	(3,606)	(4,489)
Net increase in loans	(24,162)	(9,997)	(8,624)
Purchase of Loans	-	(267)	-
Purchase of bank owned life insurance	-	(3,436)	-
Purchase of premises, equipment and software	(1,566)	(1,132)	(462)
Proceeds from sale of premises and equipment	1,407	212	-
Proceeds from sale of foreclosed assets held for sale	637	565	1,075
Deposit acquisition premium	-	(1,718)	-
Net cash used in investing activities	(46,886)	(69,361)	(18,683)

Cash Flows from Financing Activities:
Net increase in deposits	58,879	73,762	9,513
Deposits of acquired branches	-	16,889	-
Proceeds from long-term borrowings	11,077	31,319	20,187
Repayments of long-term borrowings	(17,576)	(17,493)	(4,406)
Net increase (decrease) in short-term borrowed funds	(590)	(32,969)	(11,209)
Purchase of treasury stock	(286)	(271)	(567)
Dividends paid	(2,951)	(2,815)	(2,550)
Net cash provided by financing activities	48,553	68,422	10,988
Net increase in cash and cash equivalents	11,593	9,467	374
Cash and Cash Equivalents at Beginning of Year	19,856	10,389	10,015
Cash and Cash Equivalents at End of Year	$ 31,449	$ 19,856	$ 10,389
Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 13,427	$ 14,024	$ 17,010
Income taxes paid	$ 2,390	$ 2,015	$ 1,485
Non-cash activities:
Real estate acquired in settlement of loans	$ 357	$ 942	$ 124
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

Operating Segments

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 280, Segment Reporting, requires disclosures about an enterprise’s operating segments in financial reports issued to shareholders.  The Statement defines an operating segment as a component of an enterprise that engages in business activities that generates revenue and incurs expense, and the operating results of which are reviewed by the chief operating decision maker in the determination of resource allocation and performance.  While the Company’s chief decision makers monitor the revenue streams of the various Company’s products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  Consistent with our internal reporting, the Company’s business activities are reported as one segment, which is community banking.

Cash and Cash Equivalents

Cash equivalents include cash on hand, deposits in banks and interest-earning deposits.  Interest-earning deposits with original maturities of 90 or less are considered cash equivalents. Net cash flows are reported for loan, deposits and short term borrowing transactions.

Investment Securities

Investment securities at the time of purchase are classified as one of the three following types:

Held-to-Maturity Securities - includes securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. The Company had no held-to-maturity securities as of December 31, 2009 and 2008.

Trading Securities - includes debt and equity securities bought and held principally for the purpose of selling them in the near term. Such securities are reported at fair value with unrealized holding gains and losses included in earnings. The Company had no trading securities as of December 31, 2009 and 2008.

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

Securities are periodically reviewed for other-than-temporary impairment. For debt securities, management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the consolidated statement of income.

Common stock of the Federal Reserve Bank, Federal Home Loan Bank and correspondent banks represent ownership in institutions which are wholly owned by other financial institutions. These equity securities are accounted for at cost and are classified as other assets.

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

Impaired loans are commercial, agricultural and commercial real estate loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications. The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories overlap. The Company may choose to place a loan on non-accrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired if the loan is not a commercial, agricultural or commercial real estate loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value; or, as a practical expedient in the case of a collateral dependent loan, the difference between the fair value of the collateral and the recorded amount of the loans.

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

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at the lower of cost or fair value less estimated costs to sell. Prior to foreclosure, the value of the underlying loan is written down to fair market value of the real estate or other assets to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income and losses on disposition, are included in other expenses and gains and losses are included in other non-interest income.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed on straight line and accelerated methods over the estimated useful lives of the assets, which range from 3 to 15 years for furniture, fixtures and equipment and 5 to 40 years for building premises. Repair and maintenance expenditures which extend the useful life of an asset are capitalized and other repair expenditures are expensed as incurred.

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

Goodwill

The Company accounts for goodwill in accordance with FASB ASC Topic 350-20 – Goodwill.  This topic among other things, requires a two-step process for testing the impairment of goodwill on at least an annual basis.  This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts.  The Company performs an annual impairment analysis of goodwill.  Based on the fair value of the reporting unit, no impairment of goodwill was recognized in 2009 or 2008.

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

The Company has a defined contribution, 401(k) plan covering eligible employees. The employee may also contribute to the plan on a voluntary basis, up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k).   Under the plan, the Company also makes contributions on behalf of eligible employees, which vest immediately..

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

Derivative Financial Instruments

In December 2008, the Company entered into an interest rate swap derivative to convert floating-rate debt to fixed-rate debt. The Company's interest rate swap agreement involves an agreement to pay a fixed rate and receive a floating rate, at specified intervals, calculated on an agreed-upon notional amount. The debt and amounts that the Company hedges are determined based on our current business plan, prevailing market conditions and the current shape of the yield curve. The Company's objective in entering into this interest rate financial instrument is to mitigate its exposure to significant unplanned fluctuations in earnings caused by volatility in interest rates. As of December 31, 2009 and 2008, the derivative instrument entered into was designated as a hedge of underlying exposures. The Company does not use this instrument for trading or speculative purposes.  Derivative instruments used by the Company involve, to varying degrees, elements of credit risk, in the event a counter party should default, and market risk, as the instruments are subject to interest rate fluctuations. Credit risk is managed through the use of counterparty diversification and monitoring of counterparty financial condition.

All derivatives are recognized on the balance sheet at their fair value. To date, the derivative entered into by the Company qualifies for and is designated as a cash flow hedge. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. There was no net gain or loss recognized in earnings related to our derivative instruments during the years ended December 31, 2009 and 2008.

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

In June 2008, the FASB issued accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities, which is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  This guidance clarified that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered.  A basic principle of this guidance is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method.  All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with this guidance.  This accounting guidance was subsequently codified into ASC Topic 260, Earnings Per Share. The adoption of this new guidance did not have a material impact on the Company’s results of operations or financial position

In April 2009, the FASB issued new guidance impacting ASC Topic 820, Fair Value Measurements and Disclosures.  This ASC provides additional guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  The adoption of this new guidance did not have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued an accounting standard related to fair value measurements, which was effective for the Company on January 1, 2008.  This standard defined fair value, established a framework for measuring fair value, and expanded disclosure requirements about fair value measurements.  On January 1, 2008, the provisions of this accounting standard became effective for the Company’s financial assets and financial liabilities and on January 1, 2009 for nonfinancial assets and nonfinancial liabilities.  This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures.  See Note 16 for the necessary disclosures.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009.  The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued new guidance impacting ASC 825-10-50, Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value.  This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This guidance is effective for interim and annual periods ending after June 15, 2009.  The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued new guidance impacting ASC 320-10, Investments — Debt and Equity Securities, which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  This guidance is effective for interim and annual periods ending after June 15, 2009.  The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued an accounting standard related to the accounting for transfers of financial assets, which is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years.  This standard enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This standard eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. This standard also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  This accounting standard was subsequently codified into ASC Topic 860, Transfers and Servicing.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations

In December 2007, the FASB issued an accounting standard related to noncontrolling interests in consolidated financial statements, which is effective for fiscal years beginning on or after December 15, 2008.  This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.   This accounting standard was subsequently codified into ASC 810-10, Consolidation.  The adoption of this standard did not have a material effect on the Company’s financial statements.

On April 1, 2009, the FASB issued new authoritative accounting guidance under ASC Topic 805, Business Combinations, which became effective for periods beginning after December 15, 2008.  ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, Contingencies. Under ASC Topic 805, the requirements of ASC Topic 420, Exit or Disposal Cost Obligations, would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, Contingencies.  The adoption of this new guidance did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued new authoritative accounting guidance under ASC Topic 810, Consolidation, which amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and the Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operation.

On December 30, 2008, the FASB issued new authoritative accounting guidance under ASC Topic 715, Compensation—Retirement Benefits, which provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. This guidance is effective fiscal year ending after December 15, 2009.  The new authoritative accounting guidance under ASC Topic 715 became effective for the Company’s financial statements for the year-ended December 31, 2009 and the required disclosures are reported in Note 11.

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

Earnings Per Share

Earnings per share calculations give retroactive effect to stock dividends declared by the Company.  The number of weighted average shares used in the earnings per share computations presented was 2,873,488, 2,878,907 and 2,896,689 for 2009, 2008 and 2007, respectively.

Reclassification

Certain of the prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no effect on net income or stockholders’ equity.

2. RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities.  The amount of such reserves was $1,023,000 and $1,317,000 at December 31, 2009 and 2008, respectively.

Non-retirement account deposits with one financial institution are insured up to $250,000 through June 2014.  The Company maintains cash and cash equivalents with other financial institutions in excess of the insured amount.

3. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities at December 31, 2009 and 2008 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 64,583	$ 888	$ (248)	$ 65,223
Obligations of state and
political subdivisions	58,651	1,085	(162)	59,574
Corporate obligations	2,998	168	-	3,166
Mortgage-backed securities	67,026	3,168	-	70,194
Equity securities	371	54	-	425
Total available-for-sale securities	$ 193,629	$ 5,363	$ (410)	$ 198,582

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 27,628	$ 1,314	$ -	$ 28,942
Obligations of state and
political subdivisions	44,188	424	(480)	44,132
Corporate obligations	5,964	-	(668)	5,296
Mortgage-backed securities	93,037	2,437	(67)	95,407
Equity securities	545	20	(203)	362
Total available-for-sale securities	$ 171,362	$ 4,195	$ (1,418)	$ 174,139

The following table shows the Company’s gross unrealized losses and estimated fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008 (in thousands).  As of December 31, 2009 and 2008, the Company owned 33 and 47 securities whose estimated fair value was less than their cost basis, respectively.

December 31, 2009	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ 28,665	$ 248	$ -	$ -	$ 28,665	$ 248
Obligations of states and
political subdivisions	11,326	120	454	42	11,780	162
Total securities	$ 39,991	$ 368	$ 454	$ 42	$ 40,445	$ 410

December 31, 2008	Less than Twelve Months		Twelve Months or Greater		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ -	$ -	$ -	$ -	$ -	$ -
Obligations of states and
political subdivisions	16,910	463	1,348	17	18,258	480
Corporate obligations	1,874	135	3,421	533	5,295	668
Mortgage-backed securities	9,413	67	-	-	9,413	67
Total debt securities	28,197	665	4,769	550	32,966	1,215
Equity securities	231	203	-	-	231	203

Total securities	$ 28,428	$ 868	$ 4,769	$ 550	$ 33,197	$ 1,418

The Company’s investment securities portfolio contains unrealized losses on mortgage-related instruments or other agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government.  For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale during 2009, 2008, and 2007 were $10,730,000, $387,000 and $18,859,000, respectively.  The gross gains realized during 2009 consisted of realized gains of $32,000, $157,000, $86,000 and $21,000 from the sale of an agency security, two mortgage backed securities, a corporate bond and an equity security respectively. The gross losses incurred during 2009 were made up of realized losses of $22,000, $27,000 and $54,000 from the sale of a corporate bond, three municipal securities and one equity security and an impairment charge of our Freddie Mac preferred stock in the amount of $54,000. The gross losses incurred during 2008 were made up of a realized loss of $1,796,000 on a sale of a corporate bond and an impairment charge of our Freddie Mac preferred stock in the amount of $2,336,000. The gross gains realized during 2008 consisted of realized gains of $13,000 and $30,000 from the call of a municipal bond and the sale of an equity security. The gross gains realized during 2007 of $166,000 were the result of the sale of 6 agency securities. The gross losses incurred during 2007 consisted of realized losses of $19,000 and $176,000 from the sale of an agency security and five mortgage backed securities. Gross gains and gross losses were realized as follows (in thousands):

	2009	2008	2007
Gross gains	$ 296	$ 43	$ 166
Gross losses	157	4,132	195
Net gains (losses)	$ 139	$ (4,089)	$ (29)

Investment securities with an approximate carrying value of $144,880,000 and $106,669,000 at December 31, 2009 and 2008, respectively, were pledged to secure public funds and certain other deposits as provided by law.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and estimated fair value of debt securities at December 31, 2009, by contractual maturity, are shown below (in thousands):

	Amortized	Estimated
	Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$ 3,717	$ 3,797
Due after one year through five years	32,202	32,526
Due after five years through ten years	32,880	33,784
Due after ten years	124,459	128,050
Total	$ 193,258	$ 198,157

4. LOANS

The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout Northcentral Pennsylvania and Southern New York.  Although the Company has a diversified loan portfolio at December 31, 2009 and 2008, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions.

Major classifications of loans are as follows (in thousands):

	December 31,
	2009	2008
Real estate loans:
Residential	$ 194,989	$ 199,118
Commercial	133,953	107,740
Agricultural	19,485	17,066
Construction	5,619	11,118
Loans to individuals for household,
family and other purchases	11,895	11,651
Commercial and other loans	44,101	37,968
State and political subdivision loans	46,342	48,153
	456,384	432,814
Less allowance for loan losses	4,888	4,378
Loans, net	$ 451,496	$ 428,436

Real estate loans serviced for Freddie Mac and Fannie Mae, which are not included in the consolidated balance sheet, totaled $49,225,000 and $37,523,000 at December 31, 2009 and 2008, respectively.

At December 31, 2009 and 2008, net unamortized loan fees and costs of $1,176,000 and $1,060,000, respectively, have been deducted from the carrying value of loans.

The Company had non-accrual loans, inclusive of impaired loans, of $5,871,000 and $2,202,000 at December 31, 2009 and 2008, respectively.  Interest income on loans would have increased by approximately $331,000, $112,000 and $230,000 during 2009, 2008 and 2007, respectively, if these loans had performed in accordance with their original terms.

Information with respect to impaired loans as of and for the year ended December 31 is as follows (in thousands):

	2009	2008	2007
Impaired loans without related allowance for loan losses	$ 4,345	$ 684	$ 796
Impaired loans with related allowance for loan losses	799	938	292
Related allowance for loan losses	115	108	146
Average recorded balance of impaired loans	2,949	1,521	1,366
Interest income recognized on impaired loans	22	156	25

Changes in the allowance for loan losses were as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Balance, beginning of year	$ 4,378	$ 4,197	$ 3,876
Provision charged to income	925	330	365
Recoveries on loans previously
charged against the allowance	131	97	142
	5,434	4,624	4,383
Loans charged against the allowance	(546)	(246)	(186)
Balance, end of year	$ 4,888	$ 4,378	$ 4,197

The following is a summary of the past due and non-accrual loans as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009
	Past Due	Past Due
	30 - 89 days	90 days or more	Nonaccrual
Real estate loans	$ 3,262	$ 728	$ 5,516
Installment loans	106	10	1
Commercial and all other loans	592	146	354
Total	$ 3,960	$ 884	$ 5,871

	December 31, 2008
	Past Due	Past Due
	30 - 89 days	90 days or more	Nonaccrual
Real estate loans	$ 2,099	$ 381	$ 2,142
Installment loans	117	2	-
Commercial and all other loans	125	-	60
Total	$ 2,341	$ 383	$ 2,202

5. PREMISES & EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

	December 31,
	2009	2008
Land	$ 3,584	$ 3,890
Buildings	11,546	11,381
Furniture, fixtures and equipment	7,572	7,318
Construction in process	365	753
	23,067	23,342
Less: accumulated depreciation	10,840	10,580
Premises and equipment, net	$ 12,227	$ 12,762

Depreciation expense amounted to $637,000, $658,000 and $716,000 for 2009, 2008, and 2007, respectively.

6. GOODWILL

A summary of goodwill is as follows (in thousands):

	December 31,
	2009	2008
Beginning carrying amount	$ 11,036	$ 9,385
Add: amount related to acquisition	-	1,651
Gross carrying amount	$ 11,036	$ 11,036
Less: accumulated amortization	780	780
Net carrying amount	$ 10,256	$ 10,256

The gross carrying amount of goodwill is tested for impairment on an annual basis.  Based on the fair value of the reporting unit, no goodwill impairment loss was recognized in 2009, 2008 or 2007.

7. CORE DEPOSIT INTANGIBLE ASSETS

A summary of core deposit intangible assets is as follows (in thousands):

	December 31,
	2009	2008
Beginning carrying amount	$ 3,619	$ 3,553
Add: amount related to acquisition	-	66
Gross carrying amount	$ 3,619	$ 3,619
Less: accumulated amortization	3,570	3,410
Net carrying amount	$ 49	$ 209

Amortization expense amounted to $160,000, $145,000 and $144,000 for 2009, 2008 and 2007, respectively.  The estimated amortization expense of intangible assets for each of the four succeeding fiscal years is as follows (in thousands):

For the year ended December 31, 2010	$ 17
For the year ended December 31, 2011	17
For the year ended December 31, 2012	15
Total	$ 49

8. FEDERAL HOME LOAN BANK (FHLB) STOCK

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment. Because this stock is viewed as a long term investment, impairment is based on ultimate recovery of par value.

As of December 31, 2009, the Bank holds $3,682,000 of stock in FHLB. In December 2008, the FHLB announced that due largely to a decline in the fair value of a segment of its mortgage-backed securities portfolio, it had suspended payment of dividends on the stock and made a decision to no longer purchase “excess stock” from its members. The Bank’s stock is not transferrable and can only be redeemed by FHLB. Further deterioration in the financial condition of FHLB may lead management to a conclusion that the cost of the Bank’s stock in FHLB is not recoverable, which would result in a charge to earnings for impairment of the Bank’s holdings of the stock. As of December 31, 2009 and 2008, the investment in FHLB is not deemed other-than-temporarily impaired based upon management’s determination of the recoverability of par value.

9. DEPOSITS

Certificates of deposit of $100,000 or more amounted to $120,552,000 and $97,709,000 at December 31, 2009 and 2008, respectively. Interest expense on certificates of deposit of $100,000 or more amounted to $3,353,000, $2,815,000 and $2,864,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Following are maturities of certificates of deposit as of December 31, 2009 (in thousands):

2010	$ 146,590
2011	65,666
2012	58,471
2013	19,754
2014	21,281
Thereafter	6,324
Total certificates of deposit	$ 318,086

10. BORROWED FUNDS

	Securities
	Sold Under	Treasury					Total
	Agreements to	Direct	FHLB	Federal Funds	Notes	Term	Borrowed
(dollars in thousands)	Repurchase(a)	Investments(b)	Advances(c)	Line (d)	Payable(e,f)	Loans(g)	Funds
2009
Balance at December 31	$ 7,615	$ -	$ -	$ -	$ 7,500	$ 39,000	$ 54,115
Highest balance at any month-end	9,114	-	-	-	7,500	44,000	60,614
Average balance	8,360	-	-	16	7,500	42,258	58,134
Weighted average interest rate:
Paid during the year	1.16%	0.00%	0.00%	0.51%	5.87%	3.47%	3.41%
As of year-end	1.16%	0.00%	0.00%	0.00%	5.87%	3.27%	3.28%
2008
Balance at December 31	$ 7,704	$ -	$ -	$ -	$ 7,500	$ 46,000	$ 61,204
Highest balance at any month-end	9,125	2,576	34,002	-	7,500	62,700	115,903
Average balance	8,493	248	9,642	-	7,500	38,975	64,858
Weighted average interest rate:
Paid during the year	2.22%	0.49%	2.93%	0.00%	6.18%	4.15%	3.94%
As of year-end	1.24%	0.00%	0.00%	0.00%	5.86%	3.88%	3.80%
2007
Balance at December 31	$ 7,291	$ -	$ 13,857	$ -	$ 7,500	$ 51,700	$ 80,348
Highest balance at any month-end	9,737	3,400	40,979	10,000	7,500	52,700	124,316
Average balance	8,084	1,216	24,926	334	7,500	24,465	66,525
Weighted average interest rate:
Paid during the year	4.49%	4.85%	5.24%	4.92%	8.34%	4.86%	5.35%
As of year-end	3.70%	0.00%	3.81%	0.00%	7.79%	4.52%	4.61%

(a) Securities sold under agreements to repurchase mature within 5 years. The carrying value of the underlying securities pledged at December 31, 2009 and 2008 was $9,994,000 and $11,348,000, respectively.

(b) Treasury Direct Investments consist of notes issued under the U.S. Treasury Department’s program of investing balances in interest-bearing demand notes insured by depository institutions.

(c) FHLB Advances consist of an “Open RepoPlus” agreement with the Federal Home Loan Bank of Pittsburgh. FHLB “Open RepoPlus” advances are short-term borrowings that bear interest based on the Federal Home Loan Bank discount rate or Federal Funds rate, whichever is higher.  The Company has a borrowing limit of $262,795,000, inclusive of any outstanding advances. FHLB advances are secured by a blanket security agreement that includes the Company’s FHLB stock, as well as certain investment and mortgage-backed securities held in safekeeping at the FHLB and certain residential and commercial mortgage loans.  At December 31, 2009 and 2008, the approximate carrying value of the securities collateral was $31,747,000 and $54,093,000, respectively.

(d) The federal funds line consists of an unsecured line from a third party bank at market rates.  The Company has a borrowing limit of $10,000,000, inclusive of any outstanding balances.  No specific collateral is required to be pledged for these borrowings.

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

(f) In December, 2008, the Company entered into an interest rate swap agreement to convert floating-rate debt to fixed rate debt on a notional amount of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreement was entered into on December 17, 2008 and expires December 17, 2013.  The fair value of the interest rate swap at December 31, 2009 and 2008 was a liability of $166,000 and $344,000, respectively, and is included within other liabilities on the consolidated balance sheets.

(g) Term Loans consist of separate loans with a third party bank and the Federal Home Loan Bank of Pittsburgh as follows (in thousands):

		December 31,	December 31,
Interest Rate	Maturity	2009	2008
Fixed:
5.26%	January 20, 2009	-	5,000
3.99%	February 25, 2009	-	2,000
5.25%	April 20, 2009	-	5,000
2.57%	September 3, 2009	-	2,000
3.80%	December 31, 2009	-	3,000
3.23%	January 14, 2010	2,000	2,000
2.82%	May 10, 2010	1,000	1,000
3.12%	May 9, 2011	1,000	1,000
3.73%	July 11, 2011	2,000	2,000
3.79%	August 22, 2011	1,000	1,000
3.70%	September 6, 2011	1,000	1,000
3.62%	September 6, 2011	2,000	2,000
3.57%	May 7, 2012	2,000	2,000
3.36%	May 9, 2012	2,000	2,000
3.89%	September 5, 2012	1,000	1,000
2.72%	March 31, 2013	1,150	-
2.58%	April 28, 2013	2,000	-
2.37%	May 5, 2013	2,000	-
3.75%	May 6, 2013	2,000	2,000
3.55%	May 9, 2013	2,000	2,000
2.26%	May 15, 2013	1,650	-
3.42%	December 2, 2013	5,000	5,000
3.52%	December 5, 2013	5,000	5,000
2.80%	April 17, 2014	3,200	-
Total term loans		$ 39,000	$ 46,000

Following are maturities of borrowed funds as of December 31, 2009 (in thousands):

2010	$ 17,055
2011	7,000
2012	5,608
2013	20,800
2014	3,200
2015	452
Total borrowed funds	$ 54,115

11. EMPLOYEE BENEFIT PLANS

Noncontributory Defined Benefit Pension Plan

The Bank sponsors a trusteed, noncontributory defined benefit pension plan covering substantially all employees and officers.  The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank and compensation rates near retirement. The Bank’s funding policy is to make annual contributions, if needed, based upon the funding formula developed by the plan’s actuary. For the years ended December 31, 2009 and 2008, contributions to the plan totaled $750,000 and $486,000, respectively.

The plan was amended, effective January 1, 2008, to cease eligibility for employees with a hire date of January 1, 2008 or later.  In lieu of the pension plan, employees with a hire date of January 1, 2008 or later are eligible to receive, after meeting length of service requirements, an annual discretionary 401(k) plan contribution from the Bank equal to a percentage of an employee’s base compensation.  The contribution amount will be placed in a separate account within the 401(k) plan and will be subject to a vesting requirement. Contributions by the Company totaled $2,000 and $0 for 2009 and 2008, respectively.

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

The following table sets forth the obligation and funded status as of December 31 (in thousands):

	2009	2008

Change in benefit obligation
Benefit obligation at beginning of year	$7,114	$7,016
Service cost	330	324
Interest cost	424	407
Actuarial (Gain) / Loss	51	(398)
Benefits paid	(471)	(235)
Benefit obligation at end of year	7,448	7,114

Change in plan assets
Fair value of plan assets at beginning of year	5,149	6,313
Actual return (loss) on plan assets	1,030	(1,415)
Employer contribution	750	486
Benefits paid	(471)	(235)
Fair value of plan assets at end of year	6,458	5,149

Funded status	$(990)	$(1,965)

Amounts not yet recognized as a component of net periodic pension cost (in thousands):

Amounts recognized in accumulated other
comprehensive loss consists of:
Net loss	$2,179	$2,922
Prior service cost	(485)	(527)
Total	$1,694	$2,395

The accumulated benefit obligation for the defined benefit pension plan was $7,147,000 and $6,638,000 at December 31, 2009 and 2008, respectively.  Information where the accumulated benefit obligation is in excess of plan assets at December 31 is as follows (in thousands):

2009
Projected benefit obligation	$7,448
Accumulated benefit obligation	7,147
Fair value of plan assets	6,458

The components of net periodic benefit costs for the periods ending December 31 are as follows (in thousands):

	2009	2008	2007

Service cost	$330	$324	$421
Interest cost	424	407	407
Return on plan assets	(415)	(503)	(468)
Net amortization and deferral	137	18	73
Net periodic benefit cost	$476	$246	$433

The estimated net loss and prior service cost (benefit) that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost in 2010 is $110,300 and $(42,600), respectively.

The weighted-average assumptions used to determine benefit obligations at December 31:

	2009	2008

Discount rate	5.75%	6.00%
Rate of compensation increase	3.25%	3.25%

The weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31:

	2009	2008	2007

Discount rate	6.00%	6.00%	5.75%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.25%	3.25%	3.25%

The long-term rate of return on plan assets gives consideration to returns currently being earned on plan assets as well as future rates expected to be earned.  The investment objective is to maximize total return consistent with the interests of the participants and beneficiaries, and prudent investment management.  The allocation of the pension plan assets is determined on the basis of sound economic principles and is continually reviewed in light of changes in market conditions.  Asset allocation favors equity securities, with a target allocation of 50-70%.  The target allocation for debt securities is 30-50%.  At December 31, 2009, the pension plan had a sufficient cash and money market position in order to re-allocate the equity portfolio for diversification purposes and reduce risk in the total portfolio.  The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2009:

(In thousands)	December 31, 2009
	Level 1	Level II	Level III	Total
Assets
Cash and cash equivalents	$ 682			$ 682
Equity Securities
U.S. Companies	2,424			2,424
Mutual Funds	1,679			1,679
Corporate Bonds		$ 906		906
U.S. Agency Securities		767		767
Total	$ 4,785	$ 1,673	$ -	$ 6,458

(a)	This category comprises mutual funds investing in domestic large-cap, mid-caps, small caps, international large cap, emerging markets and commodities.

Equity securities include the Company’s common stock in the amounts of $277,000 (4.3% of total plan assets) and $217,500 (4.2% of total plan assets) at December 31, 2009 and 2008, respectively.

The Bank expects to contribute $500,000 to its pension plan in 2010.  Expected future benefit payments that the Bank estimates from its pension plan are as follows (in thousands):

2010	$ 293
2011	281
2012	361
2013	263
2014	608
2015 - 2019	3,151

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $212,000 and $203,000 for 2009 and 2008, respectively.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  Amounts included in interest expense on the deferred amounts totaled $36,000, $40,000 and $47,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Restricted Stock Plan

Effective April 18, 2006, shareholders of the Company approved the 2006 Restricted Stock Plan (the Plan).  Employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  100,000 shares of the Company’s common stock have been authorized under the Plan, which terminates April 18, 2016. As of December 31, 2009, 84,067 shares remain available to be issued under the Plan. The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

During 2009 and 2008, 7,526 and 4,993 shares of restricted stock were awarded and 2,630 and 1,247 shares were vested.  Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.  Compensation expense related to restricted stock was $98,000, $56,000 and $23,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Supplemental Executive Retirement Plan

During 2008, the Company adopted a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law.  At December 31, 2009 and 2008, an obligation of $399,000 and $188,000, respectively, was included in other liabilities for this plan in the consolidated balance sheet.  Expenses related to this plan totaled $211,000 and $188,000 for the years ended December 31, 2009 and 2008.

12. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Currently payable	$ 2,438	$ 2,006	$ 1,718
Deferred tax liability (asset)	245	(782)	54
Provision for income taxes	$ 2,683	$ 1,224	$ 1,772

The following temporary differences gave rise to the net deferred tax assets at December 31, 2009 and 2008 (in thousands):

	2009	2008
Deferred tax assets:
Allowance for loan losses	$ 1,662	$ 1,488
Deferred compensation	592	588
Merger & acquisition costs	48	57
Allowance for losses on available-for-sale securities	1,015	985
Pension and other retirement obligation	472	732
Unrealized loss on interest rate swap	56	117
Other	66	-
Total	$ 3,911	$ 3,967

Deferred tax liabilities:
Premises and equipment	$ (304)	$ (221)
Investment securities accretion	(236)	(161)
Loan fees and costs	(106)	(125)
Goodwill and core deposit intangibles	(1,201)	(903)
Low income housing tax credits	(56)	(38)
Mortgage servicing rights	(90)	(52)
Unrealized gains on available-for-sale securities	(1,684)	(945)
Total	(3,677)	(2,445)
Deferred tax asset, net	$ 234	$ 1,522

No valuation allowance was established at December 31, 2009 and 2008, in view of the Company’s ability to carryback to taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company’s earnings potential.

The total provision for income taxes is different from that computed at the statutory rates due to the following items (in thousands):

	Year Ended December 31,
	2009	2008	2007
Provision at statutory rates on
pre-tax income	$ 4,260	$ 2,757	$ 2,892
Effect of tax-exempt income	(1,372)	(1,178)	(961)
Low income housing tax credits	(187)	(187)	(187)
Bank owned life insurance	(167)	(123)	(113)
Nondeductible interest	123	125	133
Valuation allowance	-	(191)	9
Other items	26	21	(1)
Provision for income taxes	$ 2,683	$ 1,224	$ 1,772
Statutory tax rates	34%	34%	34%
Effective tax rates	21.4%	15.1%	20.8%

U.S. generally accepted accounting principles prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

13. RELATED PARTY TRANSACTIONS

Certain executive officers, corporate directors or companies in which they have 10 percent or more beneficial ownership were indebted to the Bank.  Such loans were made in the ordinary course of business at the Bank’s normal credit terms and do not present more than a normal risk of collection.  A summary of loan activity for 2009 and 2008 with officers, directors, stockholders and associates of such persons is listed below (in thousands):

	Year Ended December 31,
	2009	2008
Balance, beginning of year	$ 3,163	$ 2,828
New loans	1,576	1,499
Repayments	(1,751)	(1,164)
Balance, end of year	$ 2,988	$ 3,163

14. REGULATORY MATTERS

Dividend Restrictions:

The approval of the Comptroller of the Currency is required for a national bank to pay dividends up to the Company if the total of all dividends declared in any calendar year exceeds the Bank’s net income (as defined) for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2010 without approval of the Comptroller of the Currency of approximately $10,937,000, plus the Bank’s net income for 2010.

Loans:

The Bank is subject to regulatory restrictions which limit its ability to loan funds to the Company.  At December 31, 2009, the regulatory lending limit amounted to approximately $6,845,000.

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

As of December 31, 2009 and 2008, the Federal Reserve Board categorized the Company and the Office of the Comptroller of the Currency categorized the Bank as well capitalized, under the regulatory framework for prompt corrective action.  To be categorized as a well capitalized financial institution, Total risk-based, Tier I risk-based and Tier I leverage capital ratios must be at least 10%, 6% and 5%, respectively.

The following table reflects the Company’s capital ratios at December 31 (dollars in thousands):

	2009		2008
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)

Company	$ 62,751	13.77%	$ 54,924	13.06%
For capital adequacy purposes	36,464	8.00%	33,652	8.00%
To be well capitalized	45,580	10.00%	42,065	10.00%

Tier I capital (to risk weighted assets)

Company	$ 57,839	12.69%	$ 50,546	12.02%
For capital adequacy purposes	18,232	4.00%	16,826	4.00%
To be well capitalized	27,348	6.00%	25,239	6.00%

Tier I capital (to average assets)

Company	$ 57,839	8.15%	$ 50,546	7.91%
For capital adequacy purposes	28,381	4.00%	25,547	4.00%
To be well capitalized	35,478	5.00%	31,934	5.00%

The following table reflects the Bank’s capital ratios at December 31 (dollars in thousands):

	2009		2008
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)

Bank	$ 57,182	12.56%	$ 49,248	11.73%
For capital adequacy purposes	36,414	8.00%	33,593	8.00%
To be well capitalized	45,518	10.00%	41,991	10.00%

Tier I capital (to risk weighted assets)

Bank	$ 52,286	11.49%	$ 44,871	10.69%
For capital adequacy purposes	18,207	4.00%	16,796	4.00%
To be well capitalized	27,311	6.00%	25,194	6.00%

Tier I capital (to average assets)

Bank	$ 52,286	7.38%	$ 44,871	7.04%
For capital adequacy purposes	28,348	4.00%	25,510	4.00%
To be well capitalized	35,436	5.00%	31,887	5.00%

This annual report has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

15. OFF-BALANCE-SHEET RISK

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

Financial instruments, whose contract amounts represent credit risk at December 31, 2009 and 2008, are as follows (in thousands):

	2009	2008
Commitments to extend credit	$87,745	$84,089
Standby letters of credit	6,442	6,203

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

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use.  The non-contractual amount of financial instruments with off-balance sheet risk at December 31, 2009 was $11,150,000.  The Company reserves the right to discontinue this service without prior notice.

During the year ended December 31, 2009, the Company entered into an agreement with a construction contractor for the construction of new branch totaling $1.1 million. As of December 31, 2009, progress totaling approximately $222,000 has been completed.

16. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following tables present the assets reported on the consolidated balance sheet at their fair value as of December 31, 2009 and 2008 by level within the fair value hierarchy. As required by FASB ASC Topic 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(In thousands)	December 31, 2009
	Level 1	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. Agency securities		$ 65,223		$ 65,223
Obligations of state and
political subdivisions		59,574		59,574
Corporate obligations		3,166		3,166
Mortgage-backed securities		70,194		70,194
Equity securities	$ 425			425
Trust Preferred Interest Rate Swap		(166)		(166)

Fair value measurements on non-recurring basis:
Impaired Loans		5,029		5,029
Other real estate owned		101		101

(In thousands)	December 31, 2008
	Level 1	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. Agency securities		$ 28,942		$ 28,942
Obligations of state and
political subdivisions		44,132		44,132
Corporate obligations		5,296		5,296
Mortgage-backed securities		95,407		95,407
Equity securities	$ 362			362
Trust Preferred Interest Rate Swap		(330)		(330)

Fair value measurements on non-recurring basis:
Impaired Loans		1,514		1,514
Other real estate owned		169		169

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 31,449	$ 31,449	$ 19,856	$ 19,856
Available-for-sale securities	198,582	198,582	174,139	174,139
Net loans	451,496	466,967	428,436	445,571
Bank owned life insurance	12,667	12,667	12,176	12,176
Regulatory stock	3,957	3,957	3,371	3,371
Accrued interest receivable	3,141	3,141	2,912	2,912

Financial liabilities:
Deposits	$ 605,559	$ 611,705	$ 546,680	$ 555,089
Borrowed funds	54,115	50,582	61,204	60,823
Trust preferred interest rate swap	166	166	330	330
Accrued interest payable	2,037	2,037	2,233	2,233

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

Cash and Cash Equivalents:

The carrying amounts for cash and due from banks approximate fair value because they have original maturities of 90 days or less and do not present unanticipated credit concerns.

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

Trust Preferred Interest Rate Swap:

The fair value of the trust preferred interest rate swap is based on a pricing model that utilizes a yield curve and information contained in the swap agreement.

17. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED BALANCE SHEET

	December 31,
(in thousands)	2009	2008
Assets:
Cash	$ 4,909	$ 4,987
Investment in subsidiary:
First Citizens National Bank	63,560	54,821
Other assets	856	962
Total assets	$ 69,325	$ 60,770

Liabilities:
Other liabilities	$ 298	$ 500
Borrowed funds	7,500	7,500
Total liabilities	7,798	8,000
Stockholders' equity	61,527	52,770
Total liabilities and stockholders' equity	$ 69,325	$ 60,770

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED STATEMENT OF INCOME
	Year Ended December 31,
(in thousands)	2009	2008	2007
Dividends from:
Bank subsidiary	$ 3,396	$ 3,284	$ 3,175
Available-for-sale securities	15	21	12
Total income	3,411	3,305	3,187
Realized securities gains (losses)	(33)	30	-
Expenses	432	449	563
Income before equity
in undistributed earnings
of subsidiary	2,946	2,886	2,624
Equity in undistributed
earnings - First Citizens National Bank	6,918	4,019	4,112
Net income	$ 9,864	$ 6,905	$ 6,736

CITIZENS FINANCIAL SERVICES, INC.
STATEMENT OF CASH FLOWS
	Year Ended December 31,
(in thousands)	2009	2008	2007
Cash flows from operating activities:
Net income	$ 9,864	$ 6,905	$ 6,736
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(6,918)	(4,019)	(4,112)
Investment securities (gains) losses, net	33	(30)	-
Other, net	94	164	38
Net cash provided by operating activities	3,073	3,020	2,662
Cash flows from investing activities:
Purchases of available-for-sale securities	(125)	(226)	(226)
Proceeds from the sale of available-for-sale securities	211	162	-
Net cash provided by (used in) investing activities	86	(64)	(226)
Cash flows from financing activities:
Cash dividends paid	(2,951)	(2,815)	(2,550)
Purchase of treasury stock	(286)	(271)	(567)
Net cash used in financing activities	(3,237)	(3,086)	(3,117)
Net decrease in cash	(78)	(130)	(681)
Cash at beginning of year	4,987	5,117	5,798
Cash at end of year	$ 4,909	$ 4,987	$ 5,117

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

19. SUBSEQUENT EVENT

In January 2010, a borrower in custody agreement was established with the Federal Reserve Board in the amount of $13.6 million, which is collateralized by $22.7 million of municipal loans maintained in the Company’s possession.

20. CONSOLIDATED CONDENSED QUARTERLY DATA (UNAUDITED)

(in thousands, except share data)		Three Months Ended,
2009	Mar 31	Jun 30	Sep 30	Dec 31
Interest income	$ 9,597	$ 9,629	$ 9,667	$ 9,722
Interest expense	3,438	3,359	3,277	3,157
Net interest income	6,159	6,270	6,390	6,565
Provision for loan losses	150	150	400	225
Non-interest income	1,338	1,433	1,452	1,485
Investment securities gains, net	16	102	-	21
Non-interest expenses	4,372	4,491	4,450	4,446
Income before provision for income taxes	2,991	3,164	2,992	3,400
Provision for income taxes	645	692	604	742
Net income	$ 2,346	$ 2,472	$ 2,388	$ 2,658
Earnings Per Share	$ 0.81	$ 0.86	$ 0.83	$ 0.93

		Three Months Ended,
2008	Mar 31	Jun 30	Sep 30	Dec 31
Interest income	$ 9,208	$ 9,186	$ 9,345	$ 9,499
Interest expense	3,800	3,356	3,382	3,520
Net interest income	5,408	5,830	5,963	5,979
Provision for loan losses	120	-	105	105
Non-interest income	1,209	1,318	1,365	1,353
Investment securities losses, net	-	-	(4,089)	-
Non-interest expenses	3,915	3,938	4,032	3,992
Income (loss) before provision (benefit) for income taxes	2,582	3,210	(898)	3,235
Provision (benefit) for income taxes	561	764	154	(255)
Net (loss) income	$ 2,021	$ 2,446	$ (1,052)	$ 3,490
Earnings (Loss) Per Share	$ 0.70	$ 0.85	$ (0.36)	$ 1.21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder’s and Board of Directors of
Citizens Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of Citizens Financial Services, Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Financial Services, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/S.R. Snodgrass, A.C.

Wexford, Pennsylvania
March 11, 2010

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

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
Date: March 11, 2010

/s/ Mickey L. Jones
By: Mickey L. Jones
Treasurer
(Principal Financial & Accounting Officer)
Date: March 11, 2010

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

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION.

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information relating to the directors of the Company, the section captioned “Proposal 1. Election of Directors” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

For information relating to officers of the Company, the section captioned “Proposal 1. Election of Directors” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference.

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

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

ITEM 11 – EXECUTIVE COMPENSATION

Executive Compensation

For information regarding executive compensation, the sections captioned “Executive and Director Compensation” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)
Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

(b)
Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2009 about Company common stock that may be issued under the Company’s 2006 Restricted Stock Plan.  The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	n/a	n/a	84,067

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	n/a	n/a	84,067

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers - Transactions with Management” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

For information regarding the principal accountant fees and expenses the section captioned “Proposal 5. Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  The following documents are filed as a part of this report:

    1.  The following financial statements are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2009 and 2008
Consolidated Statement of Income for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2009, 2008 and2007
Consolidated Statement of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements

    2.  All financial statement schedules are omitted because the required information is either not applicable, not required or isshown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection(a)(1) of this item.

    3. The following Exhibits are filed herewith, or incorporated by reference as a part of this report.

3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended(1)
3.2	Bylaws of Citizens Financial Services, Inc.(2)
4	Instrument defining the rights of security holders (3)
10.1	*Amended and Restated Executive Employment Agreement between Citizens Financial Services, Inc., First Citizens National Bank and Randall E. Black(4)
10.2	*Consulting and Non-Compete Agreement between Citizens Financial Services, Inc., First Citizens National Bank and Richard E. Wilber(5)
10.3	*Citizens Financial Services, Inc. Directors’ Deferred Compensation Plan(6)
10.4	*Citizens Financial Services, Inc. Directors’ Life Insurance Program(7)
10.5	*Citizens Financial Services, Inc. 2006 Restricted Stock Plan(8)
10.6	*Supplemental Executive Retirement Plan(9)
10.7	*Change in Control Agreement, between First Citizens National Bank, Citizens Financial Services, Inc. (as guarantor) and Terry B. Osborne (10)
10.8	*Change in Control Agreement, between First Citizens National Bank, Citizens Financial Services, Inc. (as guarantor) and Mickey L. Jones (10)
21	List of Subsidiaries
23	Consent of S.R. Snodgrass, A.C., Certified Public Accountants
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

______________________

*Management contract or compensatory plan, contract or arrangement

(1)     Incorporated by reference to Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as filed with the Commission on May 11, 2000.

(2)      Incorporated by reference to Exhibit 3.2) to the Company’s Current Report on Form 8-K, as filed with the Commission on December 24, 2009.

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

(8)      Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8, as filed with the Commission on August 29, 2006.

(9)      Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Commission on March 12, 2009

(10)     Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K as filed with the Commission on January 22, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Financial Services, Inc.

(Registrant)

/s/ Randall E. Black
By: Randall E. Black
President
(Principal Executive Officer)

Date: March 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Capacity	Date
/s/ Randall E. Black Randall E. Black, President, Director (Principal Executive Officer)	March 11, 2010
/s/ R. Lowell Coolidge R. Lowell Coolidge, Director	March 11, 2010
/s/ Rudolph J. van der Hiel Rudolph J. van der Hiel, Director	March 11, 2010
/s/ Robert W. Chappell Robert W. Chappell, Director	March 11, 2010
/s/ Mark L. Dalton Mark L. Dalton, Director	March 11, 2010
/s/ R. Joseph Landy R. Joseph Landy, Director	March 11, 2010
/s/ Roger C. Graham, Jr. Roger C. Graham, Director	March 11, 2010
/s/ E. Gene Kosa E. Gene Kosa, Director	March 11, 2010
/s/ Rinaldo A. DePaola Rinaldo A. DePaola, Director	March 11, 2010
/s/ Thomas E. Freeman Thomas E. Freeman, Director	March 11, 2010
/s/ Mickey L. Jones Mickey L. Jones, Treasurer (Principal Financial & Accounting Officer)	March 11, 2010