Form 10-Q
period 2010-05-10
CITIZENS FINANCIAL SERVICES INC
filed 2010-05-12
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
Or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes____ No __X__

The number of outstanding shares of the Registrant’s Common Stock, as of May 5, 2010, was 2,875,722.

Citizens Financial Services, Inc.
Form 10-Q

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	December 31,
(in thousands except share data)	2010	2009
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 9,190	$ 9,505
Interest-bearing	15,322	21,944
Total cash and cash equivalents	24,512	31,449

Available-for-sale securities	216,969	198,582

Loans (net of allowance for loan losses:
2010, $5,151 and 2009, $4,888)	459,495	451,496

Premises and equipment	12,450	12,227
Accrued interest receivable	3,538	3,141
Goodwill	10,256	10,256
Bank owned life insurance	12,791	12,667
Other assets	9,842	9,659

TOTAL ASSETS	$ 749,853	$ 729,477

LIABILITIES:
Deposits:
Noninterest-bearing	$ 60,993	$ 60,061
Interest-bearing	563,404	545,498
Total deposits	624,397	605,559
Borrowed funds	53,429	54,115
Accrued interest payable	1,827	2,037
Other liabilities	6,461	6,239
TOTAL LIABILITIES	686,114	667,950
STOCKHOLDERS' EQUITY:
Common stock
$1.00 par value; authorized 10,000,000 shares;
issued 3,076,253 shares at March 31, 2010 and December 31, 2009, respectively	3,076	3,076
Additional paid-in capital	13,527	13,457
Retained earnings	49,381	47,353
Accumulated other comprehensive income	2,205	2,041
Treasury stock, at cost: 206,421 shares at March 31, 2010
and 204,437 shares at December 31, 2009	(4,450)	(4,400)
TOTAL STOCKHOLDERS' EQUITY	63,739	61,527
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 749,853	$ 729,477

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended
	March 31,
(in thousands, except per share data)	2010	2009
INTEREST INCOME:
Interest and fees on loans	$ 7,734	$ 7,477
Interest-bearing deposits with banks	14	2
Investment securities:
Taxable	1,335	1,640
Nontaxable	641	471
Dividends	6	7
TOTAL INTEREST INCOME	9,730	9,597
INTEREST EXPENSE:
Deposits	2,542	2,915
Borrowed funds	441	523
TOTAL INTEREST EXPENSE	2,983	3,438
NET INTEREST INCOME	6,747	6,159
Provision for loan losses	305	150
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,442	6,009
NON-INTEREST INCOME:
Service charges	853	812
Trust	146	163
Brokerage and insurance	82	100
Investment securities gains, net	64	16
Earnings on bank owned life insurance	124	121
Other	121	142
TOTAL NON-INTEREST INCOME	1,390	1,354
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,441	2,296
Occupancy	306	321
Furniture and equipment	106	110
Professional fees	180	131
Federal deposit insurance	237	375
Other	1,058	1,139
TOTAL NON-INTEREST EXPENSES	4,328	4,372
Income before provision for income taxes	3,504	2,991
Provision for income taxes	758	645
NET INCOME	$ 2,746	$ 2,346

Earnings Per Share	$ 0.96	$ 0.82
Cash Dividends Paid	$ 0.25	$ 0.24

Weighted average number of shares outstanding	2,870,481	2,872,476

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
		Three Months Ended
	March 31
(in thousands)		2010		2009
Net income		$ 2,746		$ 2,346
Other comprehensive income:
Unrealized gains on available for sale securities	409		270
Change in unrealized loss on interest rate swap	(97)		14
Less: Reclassification adjustment for gains included in net income	(64)		(16)
Other comprehensive income, before tax		248		268
Income tax expense related to other comprehensive income		84		91
Other comprehensive income, net of tax		164		177
Comprehensive income		$ 2,910		$ 2,523

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Three Months Ended
	March 31,
(in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,746	$ 2,346
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	305	150
Depreciation and amortization	103	163
Amortization and accretion of investment securities	171	21
Deferred income taxes	(33)	(9)
Investment securities gains, net	(64)	(16)
Earnings on bank owned life insurance	(124)	(121)
Realized gains on loans sold	(13)	(48)
Stock award compensation expense	65	16
Originations of loans held for sale	(744)	(3,829)
Proceeds from sales of loans held for sale	757	3,877
(Gain) loss on sale of foreclosed assets held for sale	(2)	15
Increase in accrued interest receivable	(397)	(433)
Decrease in accrued interest payable	(210)	(206)
Other, net	(24)	670
Net cash provided by operating activities	2,536	2,596

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	5,855	2,178
Proceeds from maturity and principal repayments of securities	10,052	10,796
Purchase of securities	(34,056)	(12,398)
Purchase of regulatory stock	-	(61)
Net increase in loans	(8,582)	(4,902)
Purchase of premises and equipment	(384)	(433)
Proceeds from sale of premises and equipment	-	1,405
Proceeds from sale of foreclosed assets held for sale	253	75
Net cash used in investing activities	(26,862)	(3,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	18,838	7,896
Proceeds from long-term borrowings	1,155	1,185
Repayments of long-term borrowings	(2,110)	(7,028)
Net increase in short-term borrowed funds	269	1,403
Purchase of treasury stock	(45)	(187)
Dividends paid	(718)	(683)
Net cash provided by financing activities	17,389	2,586

Net (decrease) increase in cash and cash equivalents	(6,937)	1,842

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,449	19,856
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 24,512	$ 21,698

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 3,193	$ 3,534

Income taxes paid	$ 100	$ 50

Loans transferred to foreclosed property	$ 350	$ 147

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

In the opinion of management of the Company, the accompanying interim financial statements for the quarters ended March 31, 2010 and 2009 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the three-month period ended March 31, 2010 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share. Earnings per share calculations give retroactive effect to stock dividends declared by the Company. The Company has no dilutive securities.

	Three months ended
	March 31,
	2010	2009

Net income applicable to common stock	$2,746,000	$2,346,000
Weighted average common shares outstanding	2,870,481	2,872,476

Earnings per share	$0.96	$0.82

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of tax-exempt income earned from state and municipal securities and loans and investments in tax credits.

Note 4 – Investments

The amortized cost and fair value of investment securities at March 31, 2010 and December 31, 2009 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2010	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 81,151	$ 1,196	$ (96)	$ 82,251
U.S. Treasury notes	2,994	4	-	2,998
Obligations of state and
political subdivisions	63,775	1,029	(275)	64,529
Corporate obligations	2,998	204	-	3,202
Mortgage-backed securities	60,364	3,145	-	63,509
Equity securities	390	90	-	480
Total available-for-sale securities	$ 211,672	$ 5,668	$ (371)	$ 216,969

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 64,583	$ 888	$ (248)	$ 65,223
Obligations of state and
political subdivisions	58,651	1,085	(162)	59,574
Corporate obligations	2,998	168	-	3,166
Mortgage-backed securities	67,026	3,168	-	70,194
Equity securities	371	54	-	425
Total available-for-sale securities	$ 193,629	$ 5,363	$ (410)	$ 198,582

The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009 (in thousands). As of March 31, 2010 and December 31, 2009, the Company owned 36 and 33 securities whose estimated fair value was less than their cost basis, respectively.

March 31, 2010	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ 21,135	$ 96	$ -	$ -	$ 21,135	$ 96
Obligations of states and
political subdivisions	17,771	255	475	20	18,246	275

Total securities	$ 38,906	$ 351	$ 475	$ 20	$ 39,381	$ 371

December 31, 2009	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ 28,665	$ 248	$ -	$ -	$ 28,665	$ 248
Obligations of states and
political subdivisions	11,326	120	454	42	11,780	162

Total securities	$ 39,991	$ 368	$ 454	$ 42	$ 40,445	$ 410

The Company’s investment securities portfolio contains unrealized losses on mortgage-related instruments or other agency securities backed by the full faith and credit of the U. S. government.  For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale for the three months ended March 31, 2010 and 2009 were $5,855,000 and $2,178,000, respectively.  The gross gains and losses were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Gross gains	$ 64	$ 53
Gross losses	-	37
Net gains	$ 64	$ 16

Investment securities with an approximate carrying value of $141,270,000 and $144,880,000 at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public funds and certain other deposits.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and estimated fair value of debt securities at March 31, 2010, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$ 3,816	$ 3,879
Due after one year through five years	51,046	51,447
Due after five years through ten years	37,010	38,175
Due after ten years	119,410	122,988
Total	$ 211,282	$ 216,489

Note 5 – Federal Home Loan Bank (FHLB) Stock

Included in Other Assets in the Consolidated Balance Sheet is the Bank’s investment in the Federal Home Loan Bank (FHLB) system, of which the Bank is a member. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment. Because this stock is viewed as a long term investment, impairment is based on ultimate recovery of par value.

As of March 31, 2010 and December 31, 2009, the Bank holds $3,682,000 of stock in the FHLB. In December 2008, the FHLB announced that due largely to a decline in the fair value of a segment of its mortgage-backed securities portfolio, it had suspended payment of dividends on the stock and made a decision to no longer purchase “excess stock” from its members. The Bank’s stock is not transferrable and can only be redeemed by the FHLB. Further deterioration in the financial condition of the FHLB may lead management to a conclusion that the cost of the Bank’s stock in the FHLB is not recoverable, which would result in a charge to earnings for impairment of the Bank’s holdings of the stock. As of March 31, 2010 and December 31, 2009, the investment in the FHLB is not deemed other-than-temporarily impaired based upon management’s determination of the recoverability of par value.

Note 6 - Employee Benefit Plans

For a detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 10 of the Company's Consolidated Financial Statements included in the 2009 Annual Report on Form 10-K.

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

The following sets forth the components of net periodic benefit costs of the Pension Plan for the three months ended March 31, 2010 and 2009, respectively (in thousands):

	Pension Benefits

	2010	2009
Service cost	$ 170	$ 115
Interest cost	223	144
Expected return on plan assets	(292)	(178)
Net amortization and deferral	24	6

Net periodic benefit cost	$ 125	$ 87

No contributions have been made to the Pension Plan as of March 31, 2010; however, the Company expects to contribute $500,000 to the Pension Plan in 2010.

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $56,000 and $49,500 for the three months ended March 31, 2010 and 2009, respectively.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  Amounts included in interest expense on the deferred amounts totaled $8,000 and $9,000 for the three months ended March 31, 2010 and 2009, respectively.

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

For the three months ended March 31, 2010 and 2009, 0 and 7,526 shares of restricted stock were awarded and 2,446 and 0 shares were vested, respectively.  Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $27,000 and $19,000 for the three months ended March 31, 2010 and 2009, respectively.

Supplemental Executive Retirement Plan

During 2008, the Company adopted a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law.  At March 31, 2010 and December 31, 2009, an obligation of $459,000 and $399,000, respectively, was included in other liabilities for this plan in the consolidated balance sheet.  Expenses related to this plan totaled $59,000 and $53,000 for the three months ended March 31, 2010 and 2009.

Note 7 – Fair Value Measurements

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value as of March 31, 2010 and December 31, 2009 by level within the fair value hierarchy. As required by FASB ASC Topic 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(In thousands)	March 31, 2010
	Level 1	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. Agency securities		$ 82,251		$ 82,251
U.S. Treasury notes		2,998		2,998
Obligations of state and
political subdivisions		64,529		64,529
Corporate obligations		3,202		3,202
Mortgage-backed securities		63,509		63,509
Equity securities	$ 480			480
Trust Preferred Interest Rate Swap		(263)		(263)

Fair value measurements on non-recurring basis:
Impaired Loans		6,224		6,224
Other real estate owned		100		100

(In thousands)	December 31, 2009
	Level 1	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. Agency securities		$ 65,223		$ 65,223
Obligations of state and
political subdivisions		59,574		59,574
Corporate obligations		3,166		3,166
Mortgage-backed securities		70,194		70,194
Equity securities	$ 425			425
Trust Preferred Interest Rate Swap		(166)		(166)

Fair value measurements on non-recurring basis:
Impaired Loans		5,029		5,029
Other real estate owned		101		101

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31		December 31
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and due from banks	$ 24,512	$ 24,512	$ 31,449	$ 31,449
Available-for-sale securities	216,969	216,969	198,582	198,582
Net loans	459,495	467,177	451,496	466,967
Bank owned life insurance	12,791	12,791	12,667	12,667
Regulatory stock	3,957	3,957	3,957	3,957
Accrued interest receivable	3,538	3,538	3,141	3,141

Financial liabilities:
Deposits	$ 624,397	$ 629,848	$ 605,559	$ 611,705
Borrowed funds	53,429	50,296	54,115	50,582
Trust preferred interest rate swap	262	262	166	166
Accrued interest payable	1,827	1,827	2,037	2,037

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

Note 8 – Recent Accounting Pronouncements

In December 2009, the FASB issued ASU 2009-16, Accounting for Transfer of Financial Assets.  ASU 2009-16 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The objective of ASU 2009-17 is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. ASU 2009-17 is effective for annual periods beginning after November 15, 2009 and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In September 2009, the FASB issued new guidance impacting Topic 820. This creates a practical expedient to measure the fair value of an alternative investment that does not have a readily determinable fair value. This guidance also requires certain additional disclosures. This guidance is effective for interim and annual periods ending after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force. ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend.  ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810): Accounting and reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. ASU 2010-02 amends Subtopic 810-10 to address implementation issues related to changes in ownership provisions including clarifying the scope of the decrease in ownership and additional disclosures.  ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160.  If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009 and should be applied retrospectively to the first period Statement 160 was adopted.   The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation.  ASU 2010-04 is effective January 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation.  ASU 2010-05 is effective January 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging.  ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8.  ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The Company is currently evaluating the impact the adoption of this standard will have on the Company’s financial position or results of operation.

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718):  Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.  ASU 2010-13 provides guidance on the classification of a share-based payment award as either equity or a liability.  A share-based payment that contains a condition that is not a market, performance, or service condition is required to be classified as a liability.  ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 and the Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operation.

Note 9 - Subsequent Events

On April 20, 2010, the shareholders of the Company approved increasing the number of authorized common stock shares from 10,000,000 to 15,000,000. They also approved the authorization of 3,000,000 shares of blank check preferred stock.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

•
Exploration and drilling of the natural gas reserves in the Marcellus Shale in our market area may be affected by federal, state and local laws and regulations such as restrictions on production, permitting, changes in taxes and environmental protection, which could negatively impact our customers and, as a result, negatively impact our loan and deposit volume.

Additional factors that may affect our results are discussed in the Company’s Annual Report on Form 10-K under “Item 1.A/ Risk Factors.”  Except as required by applicable law and regulation, we assume no obligation to update or revise any forward-looking statements after the date on which they are made.

Introduction

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the Company.  Our Company's consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three months March 31, 2010 are not necessarily indicative of the results you may expect for the full year.

Our Company currently engages in the general business of banking throughout our service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. We maintain our main office in Mansfield, Pennsylvania. Presently we operate 17 banking facilities.  In Pennsylvania, these offices are located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, the Wellsboro Weis Market store, and the Mansfield Wal-Mart Super Center.  In New York, we have a branch office in Wellsville, Allegany County.

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

Trust and Investment Services

Our Investment and Trust Services Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in the Company’s financial statements.  As of March 31, 2010 and December 31, 2009, the Trust Department had $87.9 and $85.9 million of assets under management, respectively.  The $2.0 million increase is primarily attributable to the continued recovery in market values of trust assets since the end of 2008.

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

Results of Operations

Overview of the Income Statement

The Company had net income of $2,746,000 for the first three months of 2010 compared to earnings of $2,346,000 for last year’s comparable period, an increase of $400,000 or 17.1%. Earnings per share for the first three months of 2010 were $0.96, compared to $0.82 last year, representing a 17.1% increase.  Annualized return on assets and return on equity for the three months of 2010 were 1.50% and 18.22%, respectively, compared with 1.41% and 17.59% for last year’s comparable period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the first three months of 2010 was $6,747,000, an increase of $588,000, or 9.5%, compared to the same period in 2009.  For the first three months of 2010, the provision for loan losses totaled $305,000, an increase of $155,000 over the comparable period in 2009.  Consequently, net interest income after the provision for loan losses was $6,442,000 compared to $6,009,000 during the first three months of 2009.

The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created for the three months March 31, 2010 and 2009:

	Analysis of Average Balances and Interest Rates (1)

	March 31, 2010			March 31, 2009
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	19,143	14	0.30	8,417	2	0.08
Total short-term investments	19,143	14	0.30	8,417	2	0.08
Investment securities:
Taxable	143,087	1,340	3.75	130,276	1,648	5.06
Tax-exempt (3)	60,139	972	6.47	44,783	714	6.38
Total investment securities	203,226	2,312	4.55	175,059	2,362	5.40
Loans:
Residential mortgage loans	200,650	3,549	7.17	206,812	3,747	7.35
Commercial & farm loans	200,342	3,465	7.01	171,048	2,981	7.07
Loans to state & political subdivisions	46,748	693	6.01	47,240	734	6.30
Other loans	11,530	250	8.79	11,276	251	9.03
Loans, net of discount (2)(3)(4)	459,270	7,957	7.03	436,376	7,713	7.17
Total interest-earning assets	681,639	10,283	6.12	619,852	10,077	6.59
Cash and due from banks	9,062			8,929
Bank premises and equipment	12,265			11,770
Other assets	28,611			27,297
Total non-interest earning assets	49,938			47,996
Total assets	731,577			667,848
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	137,109	267	0.79	115,010	248	0.87
Savings accounts	50,396	38	0.31	44,899	37	0.33
Money market accounts	41,092	61	0.60	40,627	99	0.99
Certificates of deposit	322,548	2,176	2.74	293,675	2,531	3.50
Total interest-bearing deposits	551,145	2,542	1.87	494,211	2,915	2.39
Other borrowed funds	53,430	441	3.34	57,691	523	3.68
Total interest-bearing liabilities	604,575	2,983	2.00	551,902	3,438	2.53
Demand deposits	59,053			54,013
Other liabilities	7,681			8,567
Total non-interest-bearing liabilities	66,734			62,580
Stockholders' equity	60,268			53,366
Total liabilities & stockholders' equity	731,577			667,848
Net interest income		7,300			6,639
Net interest spread (5)			4.12%			4.06%
Net interest income as a percentage
of average interest-earning assets			4.34%			4.34%
Ratio of interest-earning assets
to interest-bearing liabilities			1.13			1.12

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ending March 31, 2010 and 2009:

	For the Three Months
	Ended March 31
	2010	2009
Interest and dividend income
from investment securities (non-tax adjusted)	$ 1,996	$ 2,120
Tax equivalent adjustment	330	244
Interest and dividend income
from investment securities (tax equivalent basis)	$ 2,326	$ 2,364

Interest and fees on loans (non-tax adjusted)	$ 7,734	$ 7,477
Tax equivalent adjustment	223	236
Interest and fees on loans (tax equivalent basis)	$ 7,957	$ 7,713

Total interest income	$ 9,730	$ 9,597
Total interest expense	2,983	3,438
Net interest income	6,747	6,159
Total tax equivalent adjustment	553	480
Net interest income (tax equivalent basis)	$ 7,300	$ 6,639

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense.

Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis (1)

	2010 vs. 2009 (1)
	Change in	Change	Net
	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ 4	$ 8	$ 12
Investment securities:
Taxable	188	(496)	(308)
Tax-exempt	248	10	258
Total investments	436	(486)	(50)
Loans:
Residential mortgage loans	(111)	(87)	(198)
Commercial & farm loans	507	(23)	484
Loans to state & political subdivisions	(7)	(34)	(41)
Other loans	8	(9)	(1)
Total loans, net of discount	397	(153)	244
Total Interest Income	837	(631)	206
Interest Expense:
Interest-bearing deposits:

NOW accounts	38	(19)	19
Savings accounts	3	(2)	1
Money Market accounts	1	(39)	(38)
Certificates of deposit	293	(648)	(355)
Total interest-bearing deposits	335	(708)	(373)
Other borrowed funds	(36)	(46)	(82)
Total interest expense	299	(754)	(455)
Net interest income	$ 538	$ 123	$ 661

(1) The portion of the net change attributable to both volume and rate changes, which cannot be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $6,639,000 for the 2009 three month period to $7,300,000 in the 2010 three month period, an increase of $661,000.  The tax equivalent net interest margin was 4.34% for the first three months of 2010 and 2009.

Total interest income for the three months ended March 31, 2010, increased $206,000 over the same period in 2009. This increase is primarily a result of an $837,000 increase due to volume as the average balance of interest earning assets increased by $61.8 million.  There was a decrease of $631,000 due to change in rate, as the yield on interest earning assets decreased 59 basis points from 6.59% to 6.12%.

Investment income for the three months ended March 31, 2010 decreased $50,000 over the same period last year.  The average balance of total investment securities at March 31, 2010 increased by $28.2 million from last year, due to investment opportunities and investing excess cash, primarily the result of increased deposits.

•
The average balance of taxable securities increased by $12.8 million while tax-exempt securities increased by $15.4 million, which had the effect of increasing interest income by $188,000 and $248,000, respectively, due to volume.

•
This increase was offset by a decrease in the yield on the investment securities of 85 basis points from 5.40% to 4.55%, which corresponds to a decrease in interest income of $486,000. The majority of this decrease is attributable to the change in yield on taxable securities, which experienced a decrease of 131 basis points from 5.06% to 3.75%.

The purchase of tax-exempt securities, along with municipal loans, allows us to manage our effective tax rate as well as the overall yield on our interest earning assets.

Total loan interest income increased $244,000 for the three months ended March 31, 2010 compared to the same period last year:

•
Interest income on residential mortgage loans decreased $198,000 of which $111,000 was due to volume and $87,000 was due to a decrease in rate.  The average balance decreased $6.2 million due to the continuing economic recession, high unemployment rates and other negative economic factors that resulted in lower loan demand for non-conforming residential mortgages and home equity lines.

•
The average balance of commercial and farm loans increased $29.3 million from a year ago primarily due to our emphasis to grow this segment of the loan portfolio utilizing disciplined underwriting standards.  This had a positive impact of $507,000 on total interest income due to volume.

Total interest expense decreased $455,000 for the three months ended March 31, 2010 compared with last year. This decrease is primarily due to a change in rate, accounting for a $754,000 decrease in our interest expense.  The average interest rate on interest-bearing liabilities decreased 53 basis points, from 2.53% to 2.00%.  The historically low interest rates supported by the Federal Reserve and continuing economic recession had the effect of decreasing our short-term borrowing costs as well as rates on deposit products, including shorter-term certificates of deposit and rate sensitive NOW and money market accounts.   Offsetting this, the average balance of interest-bearing liabilities increased $52.7 million resulting in an increase in interest expense of $335,000 (see also “Financial Condition – Deposits”).

•
Interest expense on certificates of deposits decreased $355,000 over the same period last year. The average balance of certificates of deposit increased $28.9 million causing an increase in interest expense of $293,000.  Offsetting this was a decrease in the average rate on certificates of deposit from 3.50% to 2.74% resulting in a decrease in interest expense of $648,000.

•
The average balance of NOW accounts also increased $22.1 million accounting for an increase of $38,000 in interest expense. The change in the average rate from 87 basis points to 79 basis points, contributed to a decrease in interest expense of $19,000 resulting in an overall increase of $19,000.

•
The average balance of borrowed funds decreased by $4.3 million resulting in a decrease in interest expense of $36,000.  The average interest rate paid on borrowed funds also decreased by 34 basis points accounting for a decrease in interest expense of $46,000 due to rate. Borrowed funds decreased due to the significant increase in deposits, which continued to limit our need for borrowings from the Federal Home Loan Bank.

Provision For Loan Losses

For the three month period ending March 31, 2010, we recorded a provision for loan losses of $305,000, which represents an increase of $155,000 over the same time period in 2009.  This is the result of current economic conditions and an increase in non-performing loans as of March 31, 2010, which have impacted management's quarterly review of the allowance for loan losses (see also “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

Non-interest Income

Non-interest income for the three months ended March 31, 2010 totaled $1,390,000, an increase of $36,000 when compared to the same period in 2009.  During the first three months of 2010, investment security gains amounted to $64,000 compared to investment security gains of $16,000 last year.  We sold two agency bonds at a gain of $9,000 that were likely to be called later in the year and a mortgage backed security due to favorable market conditions for a gain of $55,000 in 2010. In 2009, we sold an agency bond at a gain of $32,000, which was offset with a loss on the sale of bank equity shares of $16,000.

Service charge income increased by $41,000 and continues to be the Company’s primary source of non-interest income.  For the first three months of 2010, account service charges totaled $853,000 compared to $812,000 last year.  There was a $42,000 increase attributable to customers’ usage of their debit cards due to continuing efforts on the Bank’s part to encourage customers to utilize their debit cards.

The following table shows the breakdown of non-interest income for the three months ended March 31, 2010 and 2009:

	Three months ended
	March 31,		Change
(dollars in thousands)	2010	2009	Amount	%
Service charges	$ 853	$ 812	$ 41	5.0
Trust	146	163	(17)	(10.4)
Brokerage and insurance	82	100	(18)	(18.0)
Investment securities gains, net	64	16	48	300.0
Earnings on bank owned life insurance	124	121	3	2.5
Other	121	142	(21)	(14.8)
Total	$ 1,390	$ 1,354	$ 36	2.7

Non-interest Expense

Non-interest expenses decreased $44,000 or 1.0%, through March 31, 2010 compared to the same period in 2009.  Salaries and employee benefits increased $145,000 due mainly to annual merit increases effective the beginning of 2010 and increased employee insurance premiums.

FDIC Insurance decreased by $138,000 for the three months ended March 31, 2010 compared to last year.  During 2009, as a result of additional bank failures related to the economic crisis, the FDIC increased premiums and added a special assessment for insurance premiums, which resulted in a significantly higher level of fees.  In lieu of an additional special assessment in the fourth quarter of 2009, the FDIC required assessments for the following three years, 2010 – 2012, to be prepaid in order to increase the monies available in the insurance fund.  These prepayments will be recognized as a charge to operations over the applicable three year period.

Professional fees increased $49,000 due to various legal and consulting costs.  The $36,000 decrease in amortization of intangibles is due to intangible assets becoming fully amortized in 2009.

The following tables reflect the breakdown of non-interest expense and professional fees for the three and three months ended March 31, 2010 and 2009:

	Three months ended
	March 31,		Change
(in thousands)	2010	2009	Amount	%
Salaries and employee benefits	2,441	$ 2,296	$ 145	6.3
Occupancy	306	321	(15)	(4.7)
Furniture and equipment	106	110	(4)	(3.6)
Professional fees	180	131	49	37.4
Amortization of intangibles	4	40	(36)	(90.0)
FDIC insurance	237	375	(138)	(36.8)
ORE expenses	81	76	5	6.6
Other	973	1,023	(50)	(4.9)
Total	$ 4,328	$ 4,372	$ (44)	(1.0)

	Three months ended
	March 31,		Change
(in thousands)	2010	2009	Amount	%
Other professional fees	$ 103	$ 72	$ 31	43.1
Legal fees	22	8	14	175.0
Examinations and audits	55	51	4	7.8
Total	$ 180	$ 131	$ 49	37.4

Provision For Income Taxes

The provision for income taxes was $758,000 for the three month period ended March 31, 2010 compared to $645,000 for the same period in 2009.  The increase is primarily attributable to an increase in income before provision for income taxes of $513,000. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 21.7% and 21.6% for the first three months of 2010 and 2009, respectively, compared to the statutory rate of 34%.

We invest in three limited partnership agreements that established low-income housing projects in our market areas. As a result of these agreements, for tax purposes we have recognized $867,000 out of a total $913,000 of tax credits from one project in the Towanda area that began in October of 2000. We have recognized $318,000 out of a total $385,000 of tax credits on the second project in the Wellsboro market which was completed in November 2001.  In 2005, we entered into a third limited liability partnership for a low-income housing project for senior citizens in our Sayre market area.  Beginning in 2007, we have recognized $187,000 out of a total $574,000 of tax credits.  We anticipate recognizing $500,000 of tax credits over the next seven years, with $164,000 expected to be recognized in 2010.

Financial Condition

Total assets were $749.9 million at March 31, 2010, an increase of $20.4 million, or 2.8% from $729.5 million at December 31, 2009.  Net loans increased 1.8% to $459.5 million and investment securities increased 9.3% to $217.0 million at March 31, 2010.  Total deposits increased $18.8 million or 3.1% to $624.4 million since year-end 2009. Borrowed funds have decreased $700,000 to $53.4 million compared with $54.1 million at year-end.

Cash and Cash Equivalents

Cash and cash equivalents totaled $24.5 million at March 31, 2010 compared to $31.4 million at December 31, 2009, a decrease of $6.9 million.  Non-interest-bearing cash decreased $300,000 since year-end 2009, while interest-bearing cash decreased $6.6 million during that same period.  The increase in deposits over the first three months has been offset by the increase in investment securities and loans issued during this time. Management actively measures and evaluates its liquidity through our Asset – Liability committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

Our investment portfolio increased by $18.4 million or 9.3% from December 31, 2009 to March 31, 2010.  During 2010 we purchased approximately $24.5 million of U.S. agency obligations, $3.0 million of U.S. Treasury notes, $1.3 million of mortgage backed securities and $5.3 million of state and local obligations which offset the $6.9 million of principal repayments and $3.1 million of calls that occurred during the quarter. We also selectively sold $5.9 million of U.S agency obligations and mortgage backed securities at a net gain of $64,000.  The overall market value of our investment portfolio increased approximately $300,000 due to market fluctuations since year end.  Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio is currently yielding 4.55% compared to 5.40% a year ago on a tax equivalent basis.

As mentioned above and seen in the table below, due to the continued economic downturn and the low interest rates, we have experienced significant prepayments of our mortgage backed securities of $6.9 million and calls on our agency bonds of $3.1 million.  Due to the amount of cash flow from the investment portfolio as well as an increase in deposits and a lack of opportunities in other investment types, our strategy has been to reinvest funds mainly in short-term agency bonds via purchases of $24.5 million and longer-term municipal bond purchases of $5.3 million.  We believe this strategy will enable us to reinvest cash flows in the next one to four years when we expect investment opportunities to improve.

Estimated Fair Market Value of Investment Portfolio
	March 31, 2010		December 31, 2009
(dollars in thousands)	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$ 82,251	37.9	$ 65,223	32.8
U. S. Treasury notes	2,998	1.4	-	-
Obligations of state & political
subdivisions	64,529	29.7	59,574	30.0
Corporate obligations	3,202	1.5	3,166	1.6
Mortgage-backed securities	63,509	29.3	70,194	35.3
Equity securities	480	0.2	425	0.3
Total	$ 216,969	100.0	$ 198,582	100.0

	March 31, 2010/
	December 31, 2009
	Change
(dollars in thousands)	Amount	%
Available-for-sale:
U. S. Agency securities	$ 17,028	26.1
U. S. Treasury notes	2,998	N/A
Obligations of state & political
subdivisions	4,955	8.3
Corporate obligations	36	1.1
Mortgage-backed securities	(6,685)	(9.5)
Equity securities	55	12.9
Total	$ 18,387	9.3

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the securities portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

Loans

The Company’s lending is focused in the north central Pennsylvania market and the southern tier of New York.  The composition of our loan portfolio consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally owned small businesses and farms.  New loans are generated primarily from direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants and existing customers.

Total loans increased approximately $8.3 million or 1.8% during the first three months of 2010.  Commercial real estate, agricultural, construction, commercial and other loans and municipal loans increased $2.9 million, $1.0 million, $2.9 million, $3.8 million and $878,000, respectively.  Residential real estate and consumer loans have decreased $3.0 million and $247,000, respectively.

We have continued to experience lower demand for residential real estate and consumer loans due to several economic factors.  Recessionary pressures, higher unemployment, and a depressed housing market have had a negative impact on nonconforming, residential real estate mortgage and home equity loan growth.  Additionally, loan demand for conforming mortgages, which the Company sells on the secondary market, has also declined from last year.  Through March 31, 2010, we have sold $0.7 million of loans in the secondary market compared to $3.8 million through this time last year.  The Company does recognize fee income for servicing these loans, which is included in non-interest income on the consolidated statement of income.  The Company considers residential mortgage lending a principal business activity.  Despite the current lower level of loan demand, management continues to explore new competitively priced products that are attractive to our customers, and to build technologies which make it easier and more efficient for customers to choose the Company for their mortgage needs.

The growth in commercial real estate, agricultural, construction and commercial and other loans, despite the recessionary economic environment, reflects the Company’s focus on commercial lending as a means to increase loan growth and obtain deposits from farmers and small businesses throughout our market area.  We believe we have a strong team of experienced professionals and disciplined underwriting standards that enable us to meet the needs of these customers within our service area without incurring unreasonable risks.

	March 31,		December 31,
	2010		2009
(in thousands)	Amount	%	Amount	%
Real estate:
Residential	$ 191,986	41.3	$ 194,989	42.7
Commercial	136,885	29.5	133,953	29.4
Agricultural	20,456	4.4	19,485	4.3
Construction	8,523	1.8	5,619	1.2
Consumer Loans	11,648	2.5	11,895	2.6
Commercial and other loans	47,928	10.3	44,101	9.7
State & political subdivision loans	47,220	10.2	46,342	10.1
Total loans	464,646	100.0	456,384	100.0
Less allowance for loan losses	5,151		4,888
Net loans	$ 459,495		$ 451,496

	March 31, 2010/
	December 31, 2009
	Change
(in thousands)	Amount	%
Real estate:
Residential	$ (3,003)	(1.5)
Commercial	2,932	2.2
Agricultural	971	5.0
Construction	2,904	51.7
Consumer Loans	(247)	(2.1)
Commercial and other loans	3,827	8.7
State & political subdivision loans	878	1.9
Total loans	$ 8,262	1.8

Allowance For Loan Losses

The allowance for loan losses is maintained at a level, which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses for the three months ended March 31, 2010 and for the years ended December 31, 2009, 2008, 2007 and 2006:

	March 31,	December 31,
	2010	2009	2008	2007	2006
Balance
at beginning of period	$ 4,888	$ 4,378	$ 4,197	$ 3,876	$ 3,664
Charge-offs:
Real estate:
Residential	30	76	31	64	37
Commercial	-	236	36	6	86
Agricultural	-	1	20	-	-
Consumer loans	7	80	44	103	103
Commercial and other loans	48	153	115	13	64
Total loans charged-off	85	546	246	186	290
Recoveries:
Real estate:
Residential	-	1	6	2	6
Commercial	12	1	-	79	115
Agricultural	-	-	20	-	-
Consumer loans	15	52	19	52	39
Commercial and other loans	16	77	52	9	12
Total loans recovered	43	131	97	142	172

Net loans charged-off	42	415	149	44	118
Provision charged to expense	305	925	330	365	330
Balance at end of period	$ 5,151	$ 4,888	$ 4,378	$ 4,197	$ 3,876

Loans outstanding at end of period	$ 464,646	$ 456,384	$ 432,814	$ 423,379	$ 414,773
Average loans outstanding, net	$ 458,409	$ 442,921	$ 423,382	$ 411,927	$ 400,507
Non-performing assets:
Non-accruing loans	$ 7,006	$ 5,871	$ 2,202	$ 1,915	$ 1,668
Accrual loans - 90 days or more past due	429	884	383	275	1,690
Total non-performing loans	$ 7,435	$ 6,755	$ 2,585	$ 2,190	$ 3,358
Foreclosed assets held for sale	402	302	591	203	758
Total non-performing assets	$ 7,837	$ 7,057	$ 3,176	$ 2,393	$ 4,116
Annualized net charge-offs to average loans	0.04%	0.09%	0.04%	0.01%	0.03%
Allowance to total loans	1.11%	1.07%	1.01%	0.99%	0.93%
Allowance to total non-performing loans	69.28%	72.36%	169.36%	191.64%	115.43%
Non-performing loans as a percent of loans
net of unearned income	1.60%	1.48%	0.60%	0.52%	0.81%
Non-performing assets as a percent of loans
net of unearned income	1.69%	1.55%	0.73%	0.57%	0.99%

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2009 to March 31, 2010 in non-performing loans(dollars in thousands). Non-performing loans include those loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	March 31, 2010				December 31, 2009
		Non-Performing Loans				Non-Performing Loans
	30 - 90 Days	90 Days Past	Non-	Total Non-	30 - 90 Days	90 Days Past	Non-	Total Non-
(in thousands)	Past Due	Due Accruing	accrual	Performing	Past Due	Due Accruing	accrual	Performing
Real estate:
Residential	$ 1,329	$ 264	$ 897	$ 1,161	$ 1,629	$ 75	$ 775	$ 850
Commercial	2,759	121	2,008	2,129	1,558	635	1,863	2,498
Agricultural	98	-	2,398	2,398	75	-	2,094	2,094
Construction	-	-	-	-	-	-	749	749
Loans to individuals for household,
family and other purchases	116	44	33	77	88	10	36	46
Commercial and other loans	893	-	1,670	1,670	610	164	354	518
Total nonperforming loans	$ 5,195	$ 429	$7,006	$ 7,435	$ 3,960	$ 884	$5,871	$ 6,755

	Change in Non-Performing Loans
	March 31, 2010 /December 31, 2009
(in thousands)	Amount	%
Real estate:
Residential	$ 311	36.6
Commercial	(369)	(14.8)
Agricultural	304	14.5
Construction	(749)	-
Loans to individuals for household,
family and other purchases	31	67.4
Commercial and other loans	1,152	222.4
Total nonperforming loans	$ 680	10.1

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

Management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate as of March 31, 2010.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, continued high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

On a monthly basis, problem loans are identified and updated primarily using internally prepared past due reports.  Based on data surrounding the collection process of each identified loan, the loan may be added or deleted from the monthly watch list.  The watch list includes loans graded special mention, substandard, doubtful, and loss, as well as additional loans that management may chose to include.  Watch list loans are continually monitored going forward until satisfactory conditions exist that allow management to upgrade and remove the loan.  In certain cases, loans may be placed on non-accrual status or charged-off based upon management’s evaluation of the borrower’s ability to pay.  All commercial loans, which include commercial real estate, agricultural real estate, state and political subdivision loans and other commercial loans, on non-accrual are evaluated quarterly for impairment.

The adequacy of the allowance for loan losses is subject to a formal, quarterly analysis by management of the Company.  In order to better analyze the risks associated with the loan portfolio, the entire portfolio is divided into several categories.  As stated above, loans on non-accrual status are specifically reviewed for impairment and given a specific reserve, if appropriate.  Loans evaluated and not found to be impaired are included with other performing loans, by category, by their respective homogenous pools.  For the analysis prepared as of March 31, 2010, three year average historical loss factors were calculated for each pool and applied to the performing portion of the loan category.  Previously, five year averages were utilized.  Management believes that using a shorter experience period better reflects more current economic impacts and loan charge-off trends. The historical loss factors for both reviewed and homogeneous pools are adjusted based upon the following qualitative factors:

▪	Level of and trends in charge-offs and recoveries
▪	Trends in volume, terms and nature of the loan portfolio
▪	Effects of any changes in risk selection and underwriting standards and any other changes in lending and recovery policies, procedures and practices
▪	Changes in the quality of the Company’s loan review system
▪	Experience, ability and depth of lending management and other relevant staff
▪	National, state, regional and local economic trends and business conditions
▪	Industry conditions including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses.
▪	Existence and effect of any credit concentrations, and changes in the level of such concentrations

The balance in the allowance for loan losses was $5,151,000 or 1.11% of total loans as of March 31, 2010 as compared to $4,888,000 or 1.07% of loans as of December 31, 2009.  The $263,000 increase is a result of a $305,000 provision for the first three months less net charge-offs of $42,000.  Gross charge-offs for the first three months of 2010 were $85,000.  The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of the three months ended March 31, 2010 and for the years ended December 31, 2009, 2008, 2007 and 2006:

	March 31		December 31
	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$ 787	41.3	$ 801	42.7	$ 694	46.0	$ 599	47.7	$ 614	49.7
Commercial, agricultural	3,000	33.9	2,864	33.6	2,303	28.8	2,128	27.7	1,676	26.8
Construction	20	1.8	20	1.2	5	2.6	-	2.7	-	1.7
Loans to individuals
for household,
family and other purchases	130	2.5	131	2.6	449	2.7	424	3.1	734	3.0
Commercial and other loans	1,100	10.3	918	9.7	807	8.8	736	8.2	582	7.9
State & political subdivision loans	105	10.2	93	10.1	19	11.1	22	10.6	22	10.9
Unallocated	9	N/A	60	N/A	101	N/A	288	N/A	248	N/A
Total allowance for loan losses	$ 5,151	100.0	$ 4,888	100.0	$ 4,378	100.0	$ 4,197	100.0	$ 3,876	100.0

For the three month period ending March 31, 2010, we recorded a provision for loan losses of $305,000, which compares to $150,000 for the same time period in 2009.  The significant increase is attributable to current economic conditions and an increase in non-performing loans in comparison to the same period last year.  Non-performing loans increased $680,000, or 10.1%, from December 31, 2009 to March 31, 2010. Approximately 80% of the Bank’s non-performing loans are associated with the following five customer relationships:

▪
An agricultural customer with a total loan relationship of $3.5 million is considered non-accrual as of March 31, 2010. Included within this relationship is $1.1 million of loans which are subject to Farm Service Agency guarantees. The current economic struggles of dairy farmers, caused primarily from decreased milk prices, have created cash flow difficulties for this customer.  While we are hopeful that increased milk prices would significantly improve cash flows for this borrower, there is no certainty that this will occur.  Without a sizable and sustained increase in milk prices, we will need to rely upon the collateral for repayment of interest and principal.  A real estate appraisal was completed in October, 2009, which together with a collateral analysis on equipment and livestock, resulted in an updated collateral value of approximately $4.0 million.  Based upon this analysis, management determined not to allocate a specific reserve to this loan.

▪
A real estate rental customer with a total loan relationship of $1.1 million is considered non-accrual as of March 31, 2010. The current recessionary economic conditions have significantly impacted the cash flows from the customer’s rental properties. This relationship was evaluated and found to be impaired and was written down in third quarter of 2009 by $175,000, to the net realizable value. Based on an evaluation performed in the first quarter, a specific reserve of $91,000 has been established for this relationship.

▪
A commercial real estate property with a loan of $500,000 is considered non-accrual due to inadequate cash flow as a result of the economy. The loan was evaluated for impairment and a specific reserve of $11,000 was allocated to this loan.

▪
A commercial customer a total relationship of $469,000 composed of commercial real estate and other commercial loans was placed on non-accrual due to inadequate cash flows as a result of the downturn in the economy, which has had a significant impact on his modular home business. Based upon an analysis of the collateral value, management determined not to allocate a specific reserve to this loan.

▪
A real estate rental customer with a total loan relationship of $549,000 is considered non-accrual as of March 31, 2010. The current recessionary economic conditions have significantly impacted the cash flows from the customer’s rental properties. Based upon an analysis of the collateral values, management determined not to allocate a specific reserve to this loan.

The increase in loans 30-89 days past due is the result of one significant commercial customer. The customer is actively selling the property with an anticipated closing during the second quarter of 2010.

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

Bank Owned Life Insurance

The Company purchased bank owned life insurance to offset future employee benefit costs.  As of March 31, 2010 the cash surrender value of this life insurance is $12,791,000.  The use of life insurance policies provides the bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the individuals) provide partial recovery of cash outflows associated with the benefits.

Premises and Equipment

Premises and equipment increased $223,000 from $12.2 million at December 31, 2009 to $12.5 million at March 31, 2010, an increase of 1.8%.  This occurred primarily due to the new branch construction in Wellsboro, Pennsylvania of $379,000 during the first quarter of 2010.  Expected construction costs are approximately $1.1 million, with completion anticipated in the second quarter 2010.

Deposits

Core deposits continue to be the most significant source of funds for the Company. Deposits increased $18.8 million or 3.1%, since December 31, 2009.  The increase in deposits is due to several reasons.  Our market area has been positively impacted by oil and gas exploration activities.  We have developed targeted products to meet the needs of customers benefiting from this activity.  The overall turbulence and volatility in the financial markets has also resulted in customers seeking more stability in their deposits.  Finally, our ability to work with local municipalities to meet their business needs has resulted in increased deposits.

As of March 31, 2010, non-interest-bearing deposits, NOW accounts, savings accounts and money market accounts, have all increased by $932,000, $2.2 million, $3.3 million and $2.1 million, respectively, from December 31, 2009.  Certificates of deposit also increased by $10.4 million.  The increase in certificates of deposit is primarily due to customers shifting balances from lower paying deposit accounts into CD’s in order to increase their return.  As mentioned, oil and gas exploration has had a significant impact on this segment as well.  The Bank currently does not have any outstanding brokered certificates of deposit.

	March 31,		December 31,
	2010		2009
(in thousands)	Amount	%	Amount	%
Non-interest-bearing deposits	$ 60,993	9.8	$ 60,061	9.9
NOW accounts	138,327	22.1	136,153	22.5
Savings deposits	52,332	8.4	49,049	8.1
Money market deposit accounts	44,299	7.1	42,210	7.0
Certificates of deposit	328,446	52.6	318,086	52.5
Total	$ 624,397	100.0	$ 605,559	100.0

	March 31, 2010/
	December 31, 2009
	Change
(in thousands)	Amount	%
Non-interest-bearing deposits	$ 932	1.6
NOW accounts	2,174	1.6
Savings deposits	3,283	6.7
Money market deposit accounts	2,089	4.9
Certificates of deposit	10,360	3.3
Total	$ 18,838	3.1

Borrowed Funds

Borrowed funds decreased $700,000 during the first three months of 2010.  The ability to grow deposits decreased our reliance on borrowed funds.  The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available primarily through the Federal Home Loan Bank of Pittsburgh.

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

In December, 2008, the Company entered into an interest rate swap agreement to convert the above mentioned floating-rate debt to fixed rate debt on a notional amount of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreement was entered into on December 17, 2008 and expires December 17, 2013.  The fair value of the interest rate swap at March 31, 2010 was a liability of $263,000 and is included within other liabilities on the Consolidated Balance Sheet.

Stockholder’s Equity

We evaluate stockholders’ equity in relation to total assets and the risks associated with those assets.  The greater the capital resource, the more likely a corporation will meet its cash obligations and absorb unforeseen losses.  For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total stockholders’ equity was $63.7 million at March 31, 2010 compared to $61.5 million at December 31, 2009, an increase of $2.2 million or 3.6%.  Excluding accumulated other comprehensive income, stockholder’s equity increased $2.0 million, or 3.4%.  In the first three months of 2010, the Company had net income of $2.7 million and paid dividends of $0.7 million, representing a dividend payout ratio of 26.1%.  The Company purchased 1,725 shares of treasury stock at a weighted average cost of $26.00 per share.

All of the Company’s investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments.  Accumulated other comprehensive income increased $164,000 from December 31, 2009 as a result of market value fluctuations.

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
	March 31,		December 31,
(dollars in thousands)	2010		2009
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$65,166	13.92%	$62,751	13.77%
For capital adequacy purposes	37,439	8.00%	36,464	8.00%
To be well capitalized	46,799	10.00%	45,580	10.00%

Tier I capital (to risk-weighted assets)
Company	$59,975	12.82%	$57,839	12.69%
For capital adequacy purposes	18,719	4.00%	18,232	4.00%
To be well capitalized	28,079	6.00%	27,348	6.00%

Tier I capital (to average assets)
Company	$59,975	8.30%	$57,839	8.15%
For capital adequacy purposes	28,911	4.00%	28,381	4.00%
To be well capitalized	36,139	5.00%	35,478	5.00%

The Bank’s computed risk-based capital ratios are as follows:

	March 31,		December 31,
(dollars in thousands)	2010		2009
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$59,556	12.75%	$57,182	12.56%
For capital adequacy purposes	37,383	8.00%	36,414	8.00%
To be well capitalized	46,728	10.00%	45,518	10.00%

Tier I capital (to risk-weighted assets)
Bank	$54,395	11.64%	$52,286	11.49%
For capital adequacy purposes	18,691	4.00%	18,207	4.00%
To be well capitalized	28,037	6.00%	27,311	6.00%

Tier I capital (to average assets)
Bank	$54,395	7.53%	$52,286	7.38%
For capital adequacy purposes	28,881	4.00%	28,348	4.00%
To be well capitalized	36,102	5.00%	35,436	5.00%

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2010 (dollars in thousands):

Commitments to extend credit	$ 83,736
Standby letters of credit	7,771
$ 91,507

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use.  The non-contractual amount of financial instruments with off-balance sheet risk at March 31, 2010 was $10,928,000.  The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other significant uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures during the first three months of 2010 were $384,000, compared to $433,000 during the same time period in 2009.  Our new branch construction in Wellsboro, Pennsylvania accounted for most of the expenditure in 2010, while the construction of the new branch in Troy accounted for the expenditures in 2009.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short-term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $253.0 million, of which $38.0 million was outstanding at March 31, 2010. Additionally, we have a Federal funds line totaling $10.0 million from a third party bank at market rates.  This line is not drawn upon. We also have borrower in custody line with the Federal Reserve Board of approximately $13.5 million.

Citizens Financial is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial’s primary source of income is dividends received from the Bank.  The Bank may not, under the National Bank Act, declare a dividend without approval of the OCC, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The Federal Reserve Board, the OCC and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At March 31, 2010, Citizens Financial had liquid assets of $5.0 million.

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

No material changes in market risk strategy occurred during the current period.  A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 2009.

Item 4T-Control and Procedures

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

(b) Changes to Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. At March 31, 2010 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1) (2)

1/1/10 to 1/31/10	1,073	$26.00	1,073	49,652
2/1/10 to 2/29/10	630	$26.00	630	49,022
3/1/10 to 3/31/10	22	$26.00	22	49,000
Total	1,725	$26.00	1,725	49,000

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

(2)
On November 17, 2009, the Board of Directors authorized a Voluntary Shareholder Buy-Back Program under which shareholders owning less than 100 shares of the Company could voluntarily sell their shares to the Company at a purchase price of $26.00 per share. The program expired on February 4, 2010. Under this program, 1,725 shares were purchased during the 1st quarter of 2010.

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 – [Removed and reserved]

Item 5 - Other Information

None

Item 6 - Exhibits

(a)  The following documents are filed as a part of this report:

3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended
3.2	Bylaws of Citizens Financial Services, Inc.(1)
4.1	Instrument defining the rights of security holders.(2)
4.2
No long term debt instrument issued by the Company exceeds 10% of consolidated assets or is registered.  In accordance with paragraph 4(iii) of Item 601(b) of Regulation S-K, the Company will furnish the Securities and Exchange Commission copies of long-term debt instruments and related agreements upon request.

10.1	*Amended and Restated Executive Employment Agreement between Citizens Financial Services, Inc., First Citizens National Bank and Randall E. Black.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

_________________________________________________________________________________

* Management contract or compensatory plan, contract or arrangement.

(1)    Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 24, 2009.

(2)    Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Citizens Financial Services, Inc. (Registrant)

May 12, 2010	By:	/s/ Randall E. Black
By: Randall E. Black
President and Chief Executive Officer (Principal Executive Officer)

May 12, 2010	By:	/s/ Mickey L. Jones
By: Mickey L. Jones
Chief Financial Officer (Principal Accounting Officer)