Form 10-Q
period 2010-08-12
CITIZENS FINANCIAL SERVICES INC
filed 2010-08-12
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
Or

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

The number of outstanding shares of the Registrant’s Common Stock, as of August 2, 2010, was 2,891,948.

Citizens Financial Services, Inc.
Form 10-Q

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30,	December 31,
(in thousands except share data)	2010	2009
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 9,656	$ 9,505
Interest-bearing	30,728	21,944
Total cash and cash equivalents	40,384	31,449

Available-for-sale securities	217,261	198,582

Loans (net of allowance for loan losses:
2010, $5,302 and 2009, $4,888)	467,037	451,496

Premises and equipment	12,694	12,227
Accrued interest receivable	3,228	3,141
Goodwill	10,256	10,256
Bank owned life insurance	12,917	12,667
Other assets	9,900	9,659

TOTAL ASSETS	$ 773,677	$ 729,477

LIABILITIES:
Deposits:
Noninterest-bearing	$ 63,954	$ 60,061
Interest-bearing	582,709	545,498
Total deposits	646,663	605,559
Borrowed funds	52,763	54,115
Accrued interest payable	1,787	2,037
Other liabilities	5,861	6,239
TOTAL LIABILITIES	707,074	667,950
STOCKHOLDERS' EQUITY:
Preferred stock
$1.00 par value; authorized 3,000,000 shares at June 30, 2010 and none at
December 31, 2009; none issued at June 30, 2010 and December 31, 2009	-	-
Common stock
$1.00 par value; authorized 15,000,000 shares at June 30, 2010 and 10,000,000 at
December 31, 2009; issued 3,076,253 shares at June 30, 2010 and
December 31, 2009	3,076	3,076
Additional paid-in capital	13,486	13,457
Retained earnings	51,575	47,353
Accumulated other comprehensive income	3,112	2,041
Treasury stock, at cost: 212,486 shares at June 30, 2010
and 204,437 shares at December 31, 2009	(4,646)	(4,400)
TOTAL STOCKHOLDERS' EQUITY	66,603	61,527
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 773,677	$ 729,477

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$ 7,752	$ 7,558	$ 15,486	$ 15,035
Interest-bearing deposits with banks	17	10	31	12
Investment securities:
Taxable	1,264	1,541	2,599	3,181
Nontaxable	727	514	1,368	985
Dividends	7	6	13	13
TOTAL INTEREST INCOME	9,767	9,629	19,497	19,226
INTEREST EXPENSE:
Deposits	2,519	2,863	5,061	5,778
Borrowed funds	439	496	880	1,019
TOTAL INTEREST EXPENSE	2,958	3,359	5,941	6,797
NET INTEREST INCOME	6,809	6,270	13,556	12,429
Provision for loan losses	235	150	540	300
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,574	6,120	13,016	12,129
NON-INTEREST INCOME:
Service charges	937	894	1,790	1,706
Trust	135	113	281	276
Brokerage and insurance	141	53	223	153
Gains on loans sold	35	162	48	209
Investment securities gains, net	35	102	99	118
Earnings on bank owned life insurance	125	115	249	236
Other	116	96	224	191
TOTAL NON-INTEREST INCOME	1,524	1,535	2,914	2,889
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,416	2,329	4,857	4,625
Occupancy	297	296	603	617
Furniture and equipment	111	124	217	234
Professional fees	153	164	333	295
FDIC insurance	217	378	454	753
Other	1,162	1,200	2,220	2,339
TOTAL NON-INTEREST EXPENSES	4,356	4,491	8,684	8,863
Income before provision for income taxes	3,742	3,164	7,246	6,155
Provision for income taxes	815	692	1,573	1,337
NET INCOME	$ 2,927	$ 2,472	$ 5,673	$ 4,818

Earnings Per Share	$ 1.02	$ 0.86	$ 1.98	$ 1.68
Cash Dividends Paid Per Share	$ 0.255	$ 0.245	$ 0.505	$ 0.485

Weighted average number of shares outstanding	2,870,299	2,874,101	2,870,390	2,873,292

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)		2010		2009		2010		2009
Net income		$ 2,927		$ 2,472		$ 5,673		$ 4,818
Other comprehensive income:
Unrealized gains on available for sale securities	1,560		401		1,969		671
Change in unrealized (loss) gain on interest rate swap	(150)		224		(247)		238
Less: Reclassification adjustment for gain included in net income	(35)		(102)		(99)		(118)
Other comprehensive income before tax		1,375		523		1,623		791
Income tax expense related to other comprehensive income		468		178		552		269
Other comprehensive income, net of tax		907		345		1,071		522
Comprehensive income		$ 3,834		$ 2,817		$ 6,744		$ 5,340

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Six Months Ended
	June 30,
(in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 5,673	$ 4,818
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	540	300
Depreciation and amortization	241	305
Amortization and accretion of investment securities	355	100
Deferred income taxes	(33)	15
Investment securities gains, net	(99)	(118)
Realized gains on loans sold	(48)	(209)
Stock Award Compensation	157	71
Earnings on bank owned life insurance	(249)	(236)
Originations of loans held for sale	(3,204)	(10,597)
Proceeds from sales of loans held for sale	3,252	10,806
(Gain) loss on sale of foreclosed assets held for sale	(45)	49
Decrease (increase) in accrued interest receivable	(87)	126
Decrease in accrued interest payable	(250)	(185)
Other, net	(882)	404
Net cash provided by operating activities	5,321	5,649

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale-securities	8,871	6,778
Proceeds from maturity and principal repayments of securities	22,995	27,988
Purchase of securities	(48,931)	(41,557)
Purchase of regulatory stock	-	(586)
Net increase in loans	(17,066)	(9,582)
Purchase of premises and equipment	(788)	(855)
Proceeds from sale of premises and equipment	-	1,405
Proceeds from sale of foreclosed assets held for sale	606	231
Net cash used in investing activities	(34,313)	(16,178)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	41,104	35,790
Proceeds from long-term borrowings	1,159	10,040
Repayments of long-term borrowings	(3,310)	(12,050)
Net increase in short-term borrowed funds	799	189
Purchase of treasury stock	(374)	(192)
Dividends paid	(1,451)	(1,381)
Net cash provided by financing activities	37,927	32,396

Net increase in cash and cash equivalents	8,935	21,867

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,449	19,856
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 40,384	$ 41,723

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 6,192	$ 6,982

Income taxes paid	$ 1,675	$ 1,350

Loans transferred to foreclosed property	$ 1,091	$ 374

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

In the opinion of management of the Company, the accompanying interim financial statements for the periods ended June 30, 2010 and 2009 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the six-month period ended June 30, 2010 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share.  Earnings per share calculations give retroactive effect to stock dividends declared by the Company.  The Company has no dilutive securities.

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income applicable to common stock	$2,927,000	$2,472,000	$5,673,000	$4,818,000
Weighted average common shares outstanding	2,870,299	2,874,101	2,870,390	2,873,292

Earnings per share	$1.02	$0.86	$1.98	$1.68

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of tax-exempt income earned from state and municipal securities and loans and investments in tax credits.

Note 4 – Investments

The amortized cost and fair value of investment securities at June 30, 2010 and December 31, 2009 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 80,176	$ 1,878	$ -	$ 82,054
Obligations of state and
political subdivisions	73,274	1,475	(136)	74,613
Corporate obligations	2,998	193	-	3,191
Mortgage-backed securities	53,165	3,405	-	56,570
Equity securities	826	36	(29)	833
Total available-for-sale securities	$ 210,439	$ 6,987	$ (165)	$ 217,261

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 64,583	$ 888	$ (248)	$ 65,223
Obligations of state and
political subdivisions	58,651	1,085	(162)	59,574
Corporate obligations	2,998	168	-	3,166
Mortgage-backed securities	67,026	3,168	-	70,194
Equity securities	371	54	-	425
Total available-for-sale securities	$ 193,629	$ 5,363	$ (410)	$ 198,582

The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009 (in thousands). As of June 30, 2010 and December 31, 2009, the Company owned 23 and 33 securities whose estimated fair value was less than their cost basis, respectively.

June 30, 2010	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Obligations of states and
political subdivisions	$ 13,825	$ 126	$ 486	$ 10	$ 14,311	$ 136
Equity securities	63	29			63	29

Total securities	$ 13,888	$ 155	$ 486	$ 10	$ 14,374	$ 165

December 31, 2009	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ 28,665	$ 248	$ -	$ -	$ 28,665	$ 248
Obligations of states and
political subdivisions	11,326	120	454	42	11,780	162
Total securities	$ 39,991	$ 368	$ 454	$ 42	$ 40,445	$ 410

As of June 30, 2010, the Company’s investment securities portfolio contains unrealized losses on obligations of states and political subdivisions and certain equity positions. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale for the six months ended June 30, 2010 and 2009 were $8,871,000 and $6,778,000, respectively.  For the three months ended June 30, 2010 and 2009, proceeds from sales of securities available-for-sale were $3,016,000 and $4,600,000, respectively.  The gross gains and losses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Gross gains	$ 35	$ 157	$ 99	$ 209
Gross losses	-	55	-	91
Net gains	$ 35	$ 102	$ 99	$ 118

Investment securities with an approximate carrying value of $153,410,000 and $144,880,000 at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public funds and certain other deposits as provided by law.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at June 30, 2010, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$ 3,366	$ 3,402
Due after one year through five years	51,382	52,312
Due after five years through ten years	34,187	35,494
Due after ten years	120,678	125,220
Total	$ 209,613	$ 216,428

Note 5 – Loans

The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout North central Pennsylvania and Southern New York.  Although the Company believes it had a diversified loan portfolio at June 30, 2010 and December 31, 2009, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The major classifications of loans are as follows (in thousands):

	June 30,	December 31,
	2010	2009
(in thousands)	Amount	Amount
Real estate:
Residential	$ 192,548	$ 194,989
Commercial	138,129	133,953
Agricultural	19,768	19,485
Construction	12,781	5,619
Loans to individuals
for household, family and other purchases	11,933	11,895
Commercial and other loans	50,057	44,101
State & political subdivision loans	47,123	46,342
Total loans	472,339	456,384
Less allowance for loan losses	5,302	4,888
Net loans	$ 467,037	$ 451,496

The Company had non-accrual loans, inclusive of impaired loans, of $5,535,000 and $5,871,000 at June 30, 2010 and December 31, 2009, respectively. Information with respect to impaired loans as of and for the periods ended June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30, 2010	December 31, 2009
Impaired loans without related allowance for loan losses	$ 5,008	$ 4,345
Impaired loans with related allowance for loan losses	6,651	799
Related allowance for loan losses	304	115
Average recorded balance of impaired loans	6,993	2,980

Interest income recognized on impaired loans for the periods ended June 30, 2010 and 2009 was $114,000 and $11,000, respectively.

Changes in the allowance for loan losses were as follows (in thousands):

	June 30,	June 30,
(in thousands)	2010	2009
Balance, at beginning of period	$ 4,888	$ 4,378
Provision charged to income	540	300
Recoveries on loans previously
charged against the allowance	124	43
	5,552	4,721
Loans charged against the allowance	(250)	(99)
Balance, at end of period	$ 5,302	$ 4,622

The following is a summary of the past due and non-accrual loans as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010
	30 - 90 Days	90 Days Past	Non-
(in thousands)	Past Due	Due Accruing	accrual
Real estate:
Residential	$ 1,133	$ 196	$ 823
Commercial	1,180	121	790
Agricultural	367	29	2,358
Loans to individuals for household,
family and other purchases	36	43	1
Commercial and other loans	68	77	1,563
Total	$ 2,784	$ 466	$ 5,535

	December 31, 2009
	30 - 90 Days	90 Days Past	Non-
(in thousands)	Past Due	Due Accruing	accrual
Real estate:
Residential	$ 1,629	$ 75	$ 775
Commercial	1,558	635	1,863
Agricultural	75	-	2,094
Construction	-	-	749
Loans to individuals for household,
family and other purchases	88	10	36
Commercial and other loans	610	164	354
Total	$ 3,960	$ 884	$ 5,871

Note 6 – Federal Home Loan Bank (FHLB) Stock

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

As of June 30, 2010 and December 31, 2009, the Bank holds $3,682,000 of stock in the FHLB. In December 2008, the FHLB announced that due largely to a decline in the fair value of a segment of its mortgage-backed securities portfolio, it had suspended payment of dividends on the stock and made a decision to no longer purchase “excess stock” from its members. The Bank’s stock is not transferrable and can only be redeemed by the FHLB. Further deterioration in the financial condition of the FHLB may lead management to a conclusion that the cost of the Bank’s stock in the FHLB is not recoverable, which would result in a charge to earnings for impairment of the Bank’s holdings of the stock. As of June 30, 2010 and December 31, 2009, the investment in the FHLB is not deemed other-than-temporarily impaired based upon management’s determination of the recoverability of par value.

Note 7 - Employee Benefit Plans

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

The following sets forth the components of net periodic benefit costs of the Pension Plan for the three and six months ended June 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Service cost	$ 45	$ 35	$ 214	$ 150
Interest cost	59	49	282	193
Expected return on plan assets	(77)	(11)	(369)	(189)
Net amortization and deferral	6	56	31	62

Net periodic benefit cost	$ 33	$ 130	$ 158	$ 217

No contributions have been made to the Pension Plan as of June 30, 2010; however, the Company expects to contribute $450,000 to the Pension Plan in 2010.

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $116,000 and $105,000 for the six months ended June 30, 2010 and 2009, respectively.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  Amounts included in interest expense on the deferred amounts totaled $15,000 and $18,000 for the six months ended June 30, 2010 and 2009, respectively.

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

For the six months ended June 30, 2010 and 2009, 5,090 and 7,526 shares of restricted stock were awarded and 4,948 and 2,517 shares were vested, respectively.  Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $61,000 and $45,000 for the six months ended June 30, 2010 and 2009, respectively.

Supplemental Executive Retirement Plan

During 2008, the Company adopted a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law.  At June 30, 2010 and December 31, 2009, an obligation of $546,000 and $399,000, respectively, was included in other liabilities for this plan in the consolidated balance sheet.  Expenses related to this plan totaled $147,000 and $106,000 for the six months ended June 30, 2010 and 2009.

Note 8 – Fair Value Measurements

Fair value disclosures establish a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by this hierarchy are as follows:

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value as of June 30, 2010 and December 31, 2009 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(In thousands)	June 30, 2010
	Level 1	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. Agency securities		$ 82,054		$ 82,054
Obligations of state and
political subdivisions		74,613		74,613
Corporate obligations		3,191		3,191
Mortgage-backed securities		56,570		56,570
Equity securities	$ 833			833

Trust Preferred Interest Rate Swap		(413)		(413)

Fair value measurements on non-recurring basis:
Impaired Loans		1,751	$ 9,603	11,354
Other real estate owned		795		795

(In thousands)	December 31, 2009
	Level 1	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. Agency securities		$ 65,223		$ 65,223
Obligations of state and
political subdivisions		59,574		59,574
Corporate obligations		3,166		3,166
Mortgage-backed securities		70,194		70,194
Equity securities	$ 425			425

Trust Preferred Interest Rate Swap		(166)		(166)

Fair value measurements on non-recurring basis:
Impaired Loans		5,029		5,029
Other real estate owned		101		101

The fair values of the Company’s financial instruments are as follows (in thousands):

	June 30		December 31
	2010		2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and due from banks	$ 40,384	$ 40,384	$ 31,449	$ 31,449
Available-for-sale securities	217,261	217,261	198,582	198,582
Net loans	467,037	481,020	451,496	466,967
Bank owned life insurance	12,917	12,917	12,667	12,667
Regulatory stock	3,957	3,957	3,957	3,957
Accrued interest receivable	3,228	3,228	3,141	3,141

Financial liabilities:
Deposits	$ 646,663	$ 653,967	$ 605,559	$ 611,705
Borrowed funds	52,763	50,184	54,115	50,582
Trust preferred interest rate swap	413	413	166	166
Accrued interest payable	1,787	1,787	2,037	2,037

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

Note 9 – Recent Accounting Pronouncements

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

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310):  Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.  ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets.  Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said.  The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010 or later and the Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption.  The Company is currently evaluating the impact the   adoption of this guidance will have on the Company’s financial position or results of operations.

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

Additional factors that may affect our results are discussed under “Part II – Item 1A – Risk Factors” in this report and in the Company’s Annual Report on Form 10-K under “Item 1.A/ Risk Factors.”  Except as required by applicable law and regulation, we assume no obligation to update or revise any forward-looking statements after the date on which they are made.

Introduction

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the Company.  Our Company's consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the results you may expect for the full year.

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

Risk Management

Risk identification and management are essential elements for the successful management of the Company.  In the normal course of business, the Company is subject to various types of risk, including interest rate, credit, liquidity, reputational and regulatory risk.

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

Trust and Investment Services

Our Investment and Trust Services Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in the Company’s financial statements.  As of June 30, 2010 and December 31, 2009, the Trust Department had $84.7 and $85.9 million of assets under management, respectively.  The $800,000 decrease is primarily attributable to fluctuations in the stock market.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area.  Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance.  The assets associated with these products are not included in the consolidated financial statements since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $48.6 million at December 31, 2009 to $54.4 million at June 30, 2010. Fee income from the sale of these products is reflected in the Company’s financial statements as a component of non-interest income in the Consolidated Statement of Income.

Results of Operations

Overview of the Income Statement

The Company had net income of $5,673,000 for the first six months of 2010 compared to earnings of $4,818,000 for last year’s comparable period, an increase of $855,000 or 17.7%. Earnings per share for the first six months of 2010 were $1.98, compared to $1.68 last year, representing a 17.9% increase.  Annualized return on assets and return on equity for the six months of 2010 were 1.52% and 18.49%, respectively, compared with 1.42% and 17.79% for last year’s comparable period.

Net income for the three months ended June 30, 2010 was $2,927,000 compared to earnings of $2,472,000 in the comparable 2009 period, an increase of $455,000. Earnings per share for the three months ended June 30, 2010 and 2009 were $1.02 and $0.86 per share, respectively.  Annualized return on assets and return on equity for the quarter ended June 30, 2010 was 1.57% and 19.09%, respectively, compared with 1.43% and 17.99% for the same 2009 period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the first six months of 2010 was $13,556,000, an increase of $1,127,000, or 9.1%, compared to the same period in 2009.  For the first six months of 2010, the provision for loan losses totaled $540,000, an increase of $240,000 over the comparable period in 2009.  Consequently, net interest income after the provision for loan losses was $13,016,000 compared to $12,129,000 during the first six months of 2009.

For the three months ended June 30, 2010, net interest income was $6,809,000 compared to $6,270,000, an increase of $539,000, or 8.6% over the comparable period in 2009. The provision for loan losses this quarter was $235,000 compared to $150,000 last year.  Consequently, net interest income after the provision for loan losses was $6,574,000 for the quarter ended compared to $6,120,000 in 2009.

The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created for the six months and three months ended June 30, 2010 and 2009:

	Analysis of Average Balances and Interest Rates (1)
	Six Months Ended
	June 30, 2010			June 30, 2009
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	21,886	31	0.29	18,336	12	0.12
Total short-term investments	21,886	31	0.29	18,336	12	0.12
Investment securities:
Taxable	145,877	2,612	3.58	129,173	3,195	4.95
Tax-exempt (3)	64,460	2,073	6.43	46,574	1,493	6.41
Total investment securities	210,337	4,685	4.45	175,747	4,688	5.33
Loans:
Residential mortgage loans	201,497	7,110	7.12	205,237	7,464	7.33
Commercial & farm loans	204,283	6,933	6.84	174,692	6,092	7.03
Loans to state & political subdivisions	46,649	1,374	5.94	46,422	1,438	6.25
Other loans	11,537	501	8.76	11,277	501	8.96
Loans, net of discount (2)(3)(4)	463,966	15,918	6.92	437,628	15,495	7.14
Total interest-earning assets	696,189	20,634	5.98	631,711	20,195	6.44
Cash and due from banks	9,310			9,684
Bank premises and equipment	12,400			11,770
Other assets	28,806			27,476
Total non-interest earning assets	50,516			48,930
Total assets	746,705			680,641
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	144,714	582	0.81	119,847	497	0.84
Savings accounts	52,006	78	0.30	45,508	73	0.32
Money market accounts	43,023	122	0.57	41,268	185	0.90
Certificates of deposit	323,669	4,279	2.67	297,391	5,023	3.41
Total interest-bearing deposits	563,412	5,061	1.81	504,014	5,778	2.31
Other borrowed funds	53,143	880	3.34	57,777	1,019	3.56
Total interest-bearing liabilities	616,555	5,941	1.94	561,791	6,797	2.44
Demand deposits	61,198			55,793
Other liabilities	7,602			8,895
Total non-interest-bearing liabilities	68,800			64,688
Stockholders' equity	61,350			54,162
Total liabilities & stockholders' equity	746,705			680,641
Net interest income		14,693			13,398
Net interest spread (5)			4.04%			4.00%
Net interest income as a percentage
of average interest-earning assets			4.26%			4.27%
Ratio of interest-earning assets
to interest-bearing liabilities			1.13			1.13

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
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

	Analysis of Average Balances and Interest Rates (1)
	Three Months Ended
	June 30, 2010			June 30, 2009
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	24,598	17	0.27	28,062	10	0.14
Total short-term investments	24,698	17	0.27	28,062	10	0.14
Investment securities:
Taxable	148,636	1,271	3.42	128,082	1,547	4.83
Tax-exempt (3)	68,734	1,101	6.41	48,346	779	6.45
Total investment securities	217,370	2,372	4.36	176,428	2,326	5.27
Loans:
Residential mortgage loans	202,335	3,561	7.06	203,680	3,717	7.32
Commercial & farm loans	208,180	3,468	6.68	178,297	3,111	7.00
Loans to state & political subdivisions	46,551	682	5.88	45,613	704	6.19
Other loans	11,544	250	8.69	11,276	250	8.89
Loans, net of discount (2)(3)(4)	468,610	7,961	6.81	438,866	7,782	7.11
Total interest-earning assets	710,678	10,350	5.84	643,356	10,118	6.30
Cash and due from banks	9,555			10,516
Bank premises and equipment	12,535			11,770
Other assets	28,998			27,652
Total non-interest earning assets	51,088			49,938
Total assets	761,666			693,294
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	152,234	315	0.83	124,630	249	0.80
Savings accounts	53,599	40	0.30	46,111	37	0.32
Money market accounts	44,933	61	0.54	41,901	85	0.81
Certificates of deposit	324,777	2,103	2.60	301,066	2,492	3.32
Total interest-bearing deposits	575,543	2,519	1.76	513,708	2,863	2.23
Other borrowed funds	52,858	439	3.33	57,861	496	3.44
Total interest-bearing liabilities	628,401	2,958	1.89	571,569	3,359	2.36
Demand deposits	63,319			57,553
Other liabilities	7,526			9,224
Total non-interest-bearing liabilities	70,845			66,777
Stockholders' equity	62,420			54,948
Total liabilities & stockholders' equity	761,666			693,294
Net interest income		7,392			6,759
Net interest spread (5)			3.95%			3.94%
Net interest income as a percentage
of average interest-earning assets			4.17%			4.21%
Ratio of interest-earning assets
to interest-bearing liabilities			1.13			1.13

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
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ending June 30, 2010 and 2009:

	For the Three Months		For the Six Months
(dollars in thousands)	Ended June 30		Ended June 30
	2010	2009	2010	2009
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$ 2,015	$ 2,071	$ 4,011	$ 4,191
Tax equivalent adjustment	374	265	705	509
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$ 2,389	$ 2,336	$ 4,716	$ 4,700

Interest and fees on loans (non-tax adjusted)	$ 7,752	$ 7,558	$ 15,486	$ 15,035
Tax equivalent adjustment	209	224	432	460
Interest and fees on loans (tax equivalent basis)	$ 7,961	$ 7,782	$ 15,918	$ 15,495

Total interest income	$ 9,767	$ 9,629	$ 19,497	$ 19,226
Total interest expense	2,958	3,359	5,941	6,797
Net interest income	6,809	6,270	13,556	12,429
Total tax equivalent adjustment	583	489	1,137	969
Net interest income (tax equivalent basis)	$ 7,392	$ 6,759	$ 14,693	$ 13,398

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense.

Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis (1)

	Three months ended June 30, 2010 vs. 2009 (1)			Six months ended June 30, 2010 vs. 2009 (1)
	Change in	Change	Total	Change in	Change	Total
(in thousands)	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ (1)	$ 8	$ 7	$ 1	$ 18	$ 19
Investment securities:
Taxable	223	(499)	(276)	513	(1,096)	(583)
Tax-exempt	327	(5)	322	575	5	580
Total investments	550	(504)	46	1,088	(1,091)	(3)
Loans:
Residential mortgage loans	(25)	(131)	(156)	(134)	(220)	(354)
Commercial & farm loans	503	(146)	357	999	(158)	841
Loans to state & political subdivisions	14	(36)	(22)	7	(71)	(64)
Other loans	6	(6)	-	24	(24)	-
Total loans, net of discount	498	(319)	179	896	(473)	423
Total Interest Income	1,047	(815)	232	1,985	(1,546)	439
Interest Expense:
Interest-bearing deposits:
NOW accounts	57	9	66	99	(14)	85
Savings accounts	6	(3)	3	10	(5)	5
Money Market accounts	6	(30)	(24)	8	(71)	(63)
Certificates of deposit	185	(574)	(389)	510	(1,254)	(744)
Total interest-bearing deposits	254	(598)	(344)	627	(1,344)	(717)
Other borrowed funds	(41)	(16)	(57)	(79)	(60)	(139)
Total interest expense	213	(614)	(401)	548	(1,404)	(856)
Net interest income	$ 834	$ (201)	$ 633	$ 1,437	$ (142)	$ 1,295

(1) The portion of the total change attributable to both volume and rate changes, which cannot be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $13,398,000 for the 2009 six month period to $14,693,000 in the 2010 six month period, an increase of $1,295,000 for the six months ended June 30, 2010.  The tax equivalent net interest margin decreased from 4.27% for the first six months of 2009 to 4.26% in 2010.

Total tax equivalent interest income for the six month period increased $439,000.  This increase is primarily a result of a $1,985,000 increase due to volume as the average balance of interest earning assets increased by $64.5 million.  There was a decrease of $1,546,000 due to change in rate, as the yield on interest earning assets decreased 46 basis points from 6.44% to 5.98%.

Investment income for the six months ended June 30, 2010 decreased $3,000 over the same period last year.  The average balance of total investment securities at June 30, 2010 increased by $34.6 million from June 30, 2009 primarily due to investing excess cash, primarily the result of increased deposits.

•
The average balance of taxable securities increased by $16.7 million while tax-exempt securities increased by $17.9 million, which had the effect of increasing interest income by $513,000 and $575,000, respectively, due to volume.

•
This increase was offset by a decrease in the yield on investment securities of 88 basis points from 5.33% to 4.45%, which corresponds to a decrease in interest income of $1,091,000. The majority of this decrease is attributable to the change in yield on taxable securities, which experienced a decrease of 137 basis points from 4.95% to 3.58%.

The purchase of tax-exempt securities, along with municipal loans, allows us to manage our effective tax rate as well as the overall yield on our interest earning assets.

Total loan interest income increased $423,000 for the six months ended June 30, 2010 compared to the same period last year.

•
Interest income on residential mortgage loans decreased $354,000 of which $134,000 was due to volume and $220,000 was due to a decrease in rate.  The average balance decreased $3.7 million due to the continuing recessionary pressures within the economy, high unemployment rates and other negative economic factors that resulted in lower loan demand for non-conforming residential mortgages and home equity lines. Management also believes that a portion of the decreased loan demand for home equity loans is the result of customers receiving monies related to exploration and drilling of the natural gas reserves in the Marcellus Shale in our market area. As a result, customers are less reliant on home equity loans.

•
The average balance of commercial and farm loans increased $29.6 million from a year ago primarily due to our emphasis to grow this segment of the loan portfolio utilizing disciplined underwriting standards.  This had a positive impact of $999,000 on total interest income due to volume, which was offset by a reduction due a decrease in rate of $158,000.

Total interest expense decreased $856,000 for the six months ended June 30, 2010 compared with last year.  This decrease is primarily due to a change in rate, accounting for a $1,404,000 decrease in our interest expense.  The average interest rate on interest-bearing liabilities decreased 50 basis points, from 2.44% to 1.94%. The historically low interest rates supported by the Federal Reserve and continuing recessionary pressures within the economy had the effect of decreasing our short-term borrowing costs as well as rates on deposit products, including shorter-term certificates of deposit and rate sensitive NOW and money market accounts.   Offsetting this, the average balance of interest-bearing liabilities increased $54.8 million resulting in an increase in interest expense of $548,000 (see also “Financial Condition – Deposits”).

•
Interest expense on certificates of deposits decreased $744,000 over the same period last year. The average balance of certificates of deposit increased $26.3 million causing an increase in interest expense of $510,000.  Offsetting this was a decrease in the average rate on certificates of deposit from 3.41% to 2.67% resulting in a decrease in interest expense of $1,254,000.

•
The average balance of NOW accounts also increased $24.9 million accounting for an increase of $99,000 in interest expense. The change in the average rate from 84 basis points to 81 basis points, contributed to a decrease in interest expense of $14,000 resulting in an overall increase of $85,000.

•
The average balance of borrowed funds decreased by $4.6 million resulting in a decrease in interest expense of $79,000.  The average interest rate paid on borrowed funds also decreased by 22 basis points accounting for a decrease in interest expense of $60,000 due to rate. Borrowed funds decreased due to the significant increase in deposits, which continued to limit our need for borrowings from the Federal Home Loan Bank.

Tax equivalent net interest income for the three months ended June 30, 2010 was $7,392,000 which compares to $6,759,000 for the same period last year.  This represents an increase of $633,000 or 9.4%. Total tax equivalent interest income was $10,350,000 compared with $10,118,000 for the comparable period last year, an increase of $232,000:

•	Of this amount, $1,047,000 was due to an increase in volume and $815,000 was due to a decrease in rate.

•
Total investment income increased by $46,000 compared to last year.  This was predominantly due to a change in volume of $40.9 million in average investment securities offset by a 91 point decrease in rate.

•
Total loan interest income increased $179,000 compared to last year. This was predominantly due to a change in volume as a result of $29.7 million increase in average loans outstanding offset by a decrease of 30 points in rate.

Total interest expense decreased $401,000 for the three months ended June 30, 2010 compared with last year. $213,000 is attributable to an increase in volume mostly due to a $23.7 million increase in certificates of deposit.  Conversely, $614,000 is due to a decrease in rate as the average rate on interest-bearing liabilities decreased 47 basis points from 2.36% to 1.89%.

Provision For Loan Losses

For the six month period ending June 30, 2010, we recorded a provision for loan losses of $540,000, which represents an increase of $240,000 over the $300,000 provision recorded in the corresponding six months of last year. This is the result of current economic conditions, the growth in commercial real estate, construction and commercial business loans, which tend to be riskier than residential real estate loans, and an increase in non-performing loans as of June 30, 2010, which have impacted management's quarterly review of the allowance for losses (see also “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

For the three months ending June 30, 2010, we recorded a provision of $235,000 compared to $150,000 in 2009.

Non-interest Income

Non-interest income for the six months ended June 30, 2010 totaled $2,914,000, an increase of $25,000 when compared to the same period in 2009. During the first six months of 2010, investment security gains amounted to $99,000 compared to investment security gains of $118,000 last year.  We sold two agency bonds at a gain of $9,000 that were likely to be called later in the year and a mortgage backed security and U.S treasury note due to favorable market conditions for gains of $55,000 and $20,000, respectively in 2010. We also had two municipal bonds and an agency called that resulted in total gains of $15,000. In 2009, we sold an agency bond at a gain of $32,000 and several higher coupon mortgage-backed securities that were prepaying very quickly realizing a total of $157,000 in gains.  This was offset with a $16,000 loss on the sale of bank equity shares as well as an other than temporary impairment charge of $54,000 on our Freddie Mac preferred stock.

Service charge income increased by $84,000 or 4.9%, and continues to be the Company’s primary source of non-interest income.  For the first six months of 2010, account service charges totaled $1,790,000 compared to $1,706,000 last year. There was a $87,000 increase attributable to customers’ usage of their debit cards due to continuing efforts on the Bank’s part to encourage customers to pay for items utilizing this payment method.

Brokerage and insurance income increased $70,000 as we continue to increase the principal amounts invested through us by our customers by adding additional employees to serve our customers’ needs.  Gains on loans sold decreased $161,000 compared to last year due to the significant amount of refinancing completed last year with the favorable rates in the secondary markets.

For reasons previously mentioned above, service charges increased by $43,000 for the three months ended June 30, 2010 compared to the same period in 2009. Brokerage and insurance increased by $88,000 as a result of the Bank’s emphasis in this area.   Gains on loans sold decreased by $127,000 compared to last year’s three months ended due to significantly higher refinancing activity in the secondary market last year.  Investment securities gains amounted to $35,000 for the quarter compared to $102,000 last year.

Management is still evaluating the impact to the Company’s non-interest income as a result of recently enacted changes to regulations pertaining to the fees the Company can charge in regards to customer overdrafts (Regulation E).

The following table shows the breakdown of non-interest income for the three and six months ended June 30, 2010 and 2009:

	Six months ended June 30,		Change
	2010	2009	Amount	%
Service charges	$ 1,790	$ 1,706	$ 84	4.9
Trust	281	276	5	1.8
Brokerage and insurance	223	153	70	45.8
Gains on loans sold	48	209	(161)	(77.0)
Investment securities gains, net	99	118	(19)	(16.1)
Earnings on bank owned life insurance	249	236	13	5.5
Other	224	191	33	17.3
Total	$ 2,914	$ 2,889	$ 25	0.9

	Three months ended June 30,		Change
	2010	2009	Amount	%
Service charges	$ 937	$ 894	$ 43	4.8
Trust	135	113	22	19.5
Brokerage and insurance	141	53	88	166.0
Gains on loans sold	35	162	(127)	(78.4)
Investment securities gains, net	35	102	(67)	(65.7)
Earnings on bank owned life insurance	125	115	10	8.7
Other	116	96	20	20.8
Total	$ 1,524	$ 1,535	$ (11)	(0.7)

Non-interest Expense

Non-interest expenses decreased $179,000, or 2.0% for the six months ended June 30, 2010 compared to the same period in 2009.  The increase in salaries and employee benefits of $232,000 is due to annual merit increases effective the beginning of 2010 which are approximately $110,000, increased expense related to providing employee’s insurance of $21,000, a $41,000 increase in the Company’s Supplemental Executive Retirement Plan (SERP) plan and a $61,000 increase related to profit sharing, offset by a decrease of $59,000 related to the Company’s defined benefit pension plan.

FDIC Insurance decreased by $299,000 for the six months ended June 30, 2010 compared to last year.  During 2009, as a result of additional bank failures related to the economic crisis, the FDIC increased premiums and added a special assessment for insurance premiums, which resulted in a significantly higher level of fees.  In lieu of an additional special assessment in the fourth quarter of 2009, the FDIC required assessments for the following three years, 2010 – 2012, to be prepaid in order to increase the monies available in the insurance fund.  These prepayments will be recognized as a charge to operations over the applicable three year period.

Professional fees increased $38,000 due to various legal and consulting costs.  The $72,000 decrease in amortization of intangibles is due to intangible assets becoming fully amortized in 2009.

For the three months ended, June 30, 2010, salaries and employee benefits increased by $87,000 due to the reasons described above, which include merit increases of $59,000, SERP expense of $35,000, Profit sharing of $39,000 offset by a decrease in pension of $97,000. As mentioned above, FDIC insurance also decreased by $161,000 compared to the same period last year.

The following tables reflect the breakdown of non-interest expense and professional fees for the three and six months ended June 30, 2010 and 2009:

	Six months ended June 30,		Change
	2010	2009	Amount	%
Salaries and employee benefits	$ 4,857	$ 4,625	$ 232	5.0
Occupancy	603	617	(14)	(2.3)
Furniture and equipment	217	234	(17)	(7.3)
Professional fees	333	295	38	12.9
Amortization of intangibles	8	80	(72)	(90.0)
FDIC Insurance	454	753	(299)	(39.7)
ORE expenses	171	169	2	1.2
Other	2,041	2,090	(49)	(2.3)
Total	$ 8,684	$ 8,863	$ (179)	(2.0)

	Six months ended June 30,		Change
	2010	2009	Amount	%
Other professional fees	$ 170	$ 145	$ 25	17.2
Legal fees	53	38	15	39.5
Examinations and audits	110	112	(2)	(1.8)
Total	$ 333	$ 295	$ 38	12.9

	Three months ended June 30,		Change
	2010	2009	Amount	%
Salaries and employee benefits	$ 2,416	$ 2,329	$ 87	3.7
Occupancy	297	296	1	0.3
Furniture and equipment	111	124	(13)	(10.5)
Professional fees	153	164	(11)	(6.7)
Amortization of intangibles	4	40	(36)	(90.0)
FDIC Insurance	217	378	(161)	(42.6)
ORE expenses	90	93	(3)	(3.2)
Other	1,068	1,067	1	0.1
Total	$ 4,356	$ 4,491	$ (135)	(3.0)

	Three months ended June 30,		Change
	2010	2009	Amount	%
Other professional fees	$ 67	$ 73	$ (6)	(8.2)
Legal fees	31	30	1	3.3
Examinations and audits	55	61	(6)	(9.8)
Total	$ 153	$ 164	$ (11)	(6.7)

Provision For Income Taxes

The provision for income taxes was $1,573,000 for the six month period ended June 30, 2010 compared to $1,337,000 for the same period in 2009.  The increase is primarily attributable to an increase in income before provision for income taxes of $1,091,000. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 21.7% for the first six months of 2010 and 2009 compared to the statutory rate of 34%.

For the three-months ended June 30, 2010 the provision for income taxes was $815,000 compared to $692,000 for the same period in 2009. The increase is primarily attributable to an increase in income before provision for income taxes of $578,000.

We invest in three limited partnership agreements that established low-income housing projects in our market areas. As a result of these agreements, for tax purposes we have recognized $890,000 out of a total $913,000 of tax credits from one project in the Towanda area that began in October of 2000. We have recognized $327,000 out of a total $385,000 of tax credits on the second project in the Wellsboro market which was completed in November 2001.  In 2005, we entered into a third limited liability partnership for a low-income housing project for senior citizens in our Sayre market area.  Beginning in 2007, we have recognized $201,000 out of a total $574,000 of tax credits.  We anticipate recognizing $454,000 of tax credits over the next seven years, with $164,000 expected to be recognized in 2010.

Financial Condition

Total assets were $773.7 million at June 30, 2010, an increase of $44.2 million, or 6.1% from $729.5 million at December 31, 2009.  Net loans increased 3.4% to $467.0 million and investment securities increased 9.4% to $217.3 million at June 30, 2010.  Total deposits increased $41.1 million or 6.8% to $646.7 million since year-end 2009. Borrowed funds have decreased $1.3 million to $52.8 million compared with $54.1 million at year-end.

Cash and Cash Equivalents

Cash and cash equivalents totaled $40.4 million at June 30, 2010 compared to $31.4 million at December 31, 2009, an increase of $9.0 million. The Company continues to hold significant cash reserves to invest in a future higher rate environment.   Non-interest-bearing cash decreased $151,000 since year-end 2009, while interest-bearing cash increased $8.8 million during that same period.  A portion of the increase in deposits over the first six months has been offset by the increase in investment securities and loans issued during this time. Management actively measures and evaluates its liquidity through our Asset – Liability committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

Our investment portfolio increased by $18.7 million or 9.4% from December 31, 2009 to June 30, 2010.  During 2010 we purchased approximately $28.6 million of U.S. agency obligations, $3.0 million of U.S. Treasury notes, $1.3 million of mortgage backed securities, $15.5 million of state and local obligations and $450,000 of equity securities, which help offset the $14.1 million of principal repayments and $8.9 million of calls that occurred during the year. We also selectively sold $8.9 million of U.S agency obligations, U.S Treasury notes and mortgage backed securities at a net gain of $99,000. The overall market value of our investment portfolio increased approximately $1.9 million due to market fluctuations since year end.  Significant unrealized gains were seen in our U.S. agency obligations  and state and local obligations since year end.  Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio is currently yielding 4.45% compared to 5.33% a year ago on a tax equivalent basis.

As mentioned above and seen in the table below, due to the continued economic downturn and the low interest rates, we have experienced significant prepayments of our mortgage backed securities of $14.1 million and calls on our agency bonds and state and local obligations of $8.9 million.  Due to the amount of cash flow from the investment portfolio as well as an increase in deposits and a lack of opportunities in other investment types, our strategy has been to reinvest funds mainly in short-term agency bonds via purchases of $28.6 million and longer-term municipal bond purchases of $15.5 million.  We believe this strategy will enable us to reinvest cash flows in the next one to four years when we expect investment opportunities to improve.

Estimated Fair Market Value of Investment Portfolio
	June 30, 2010		December 31, 2009
(dollars in thousands)	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$ 82,054	37.8	$ 65,223	32.8
Obligations of state & political
subdivisions	74,613	34.3	59,574	30.0
Corporate obligations	3,191	1.5	3,166	1.6
Mortgage-backed securities	56,570	26.0	70,194	35.3
Equity securities	833	0.4	425	0.3
Total	$ 217,261	100.0	$ 198,582	100.0

	June 30, 2010/
	December 31, 2009
	Change
(dollars in thousands)	Amount	%
Available-for-sale:
U. S. Agency securities	$ 16,831	25.8
Obligations of state & political
subdivisions	15,039	25.2
Corporate obligations	25	0.8
Mortgage-backed securities	(13,624)	(19.4)
Equity securities	408	96.0
Total	$ 18,679	9.4

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

Total loans increased approximately $16.0 million or 3.5% during the first six months of 2010.  Commercial real estate, agricultural real estate, construction, commercial and other loans and loans to state and political subdivisions increased $4.2 million, $283,000, $7.2 million, $6.0 million and $781,000, respectively.  Residential real estate loans have decreased $2.4 million.

We have continued to experience lower demand for residential real estate and consumer loans due to several economic factors.  Recessionary pressures, higher unemployment, and a depressed housing market have had a negative impact on nonconforming, residential real estate mortgage and home equity loan growth.  Additionally, loan demand for conforming mortgages, which the Company sells on the secondary market, has also declined from last year.  Through June 30, 2010, we have sold $3.3 million of loans in the secondary market compared to $10.8 million through this time last year.  The Company recognizes fee income for servicing these sold loans, which is included in non-interest income on the consolidated statement of income.  Despite the current lower level of loan demand, management continues to explore new competitively priced products that are attractive to our customers, and to build technologies which make it easier and more efficient for customers to choose the Company for their mortgage needs.

The growth in commercial real estate, agricultural, construction, other commercial loans and state and political subdivision loans, despite the recessionary economic environment, reflects the Company’s focus on commercial lending as a means to increase loan growth and obtain deposits from farmers and small businesses throughout our market area.  We believe we have a strong team of experienced professionals and disciplined underwriting standards that enable us to meet the needs of these customers within our service area without incurring unreasonable risks.

	June 30,		December 31,
	2010		2009
(in thousands)	Amount	%	Amount	%
Real estate:
Residential	$ 192,548	40.8	$ 194,989	42.7
Commercial	138,129	29.2	133,953	29.4
Agricultural	19,768	4.2	19,485	4.3
Construction	12,781	2.7	5,619	1.2
Loans to individuals
for household, family and other purchases	11,933	2.5	11,895	2.6
Commercial and other loans	50,057	10.6	44,101	9.7
State & political subdivision loans	47,123	10.0	46,342	10.1
Total loans	472,339	100.0	456,384	100.0
Less allowance for loan losses	5,302		4,888
Net loans	$ 467,037		$ 451,496

	June 30, 2010/
	December 31, 2009
	Change
(in thousands)	Amount	%
Real estate:
Residential	$ (2,441)	(1.3)
Commercial	4,176	3.1
Agricultural	283	1.5
Construction	7,162	127.5
Loans to individuals
for household, family and other purchases	38	0.3
Commercial and other loans	5,956	13.5
State & political subdivision loans	781	1.7
Total loans	$ 15,955	3.5

Allowance For Loan Losses

The allowance for loan losses is maintained at a level, which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses for the six months ended June 30, 2010 and for the years ended December 31, 2009, 2008, 2007 and 2006:

	June 30,	December 31,
(dollars in thousands)	2010	2009	2008	2007	2006
Balance
at beginning of period	$ 4,888	$ 4,378	$ 4,197	$ 3,876	$ 3,664
Charge-offs:
Real estate:
Residential	47	76	31	64	37
Commercial	53	236	36	6	86
Agricultural	-	1	20	-	-
Loans to individuals for household,
family and other purchases	9	80	44	103	103
Commercial and other loans	141	153	115	13	64
Total loans charged-off	250	546	246	186	290
Recoveries:
Real estate:
Residential	-	1	6	2	6
Commercial	12	1	-	79	115
Agricultural	-	-	20	-	-
Loans to individuals for household,
family and other purchases	22	52	19	52	39
Commercial and other loans	90	77	52	9	12
Total loans recovered	124	131	97	142	172

Net loans charged-off	126	415	149	44	118
Provision charged to expense	540	925	330	365	330
Balance at end of period	$ 5,302	$ 4,888	$ 4,378	$ 4,197	$ 3,876

Loans outstanding at end of period	$ 472,339	$ 456,384	$ 432,814	$ 423,379	$ 414,773
Average loans outstanding, net	$ 463,966	$ 442,921	$ 423,382	$ 411,927	$ 400,507
Non-performing assets:
Non-accruing loans	$ 5,535	$ 5,871	$ 2,202	$ 1,915	$ 1,668
Accrual loans - 90 days or more past due	466	884	383	275	1,690
Total non-performing loans	$ 6,001	$ 6,755	$ 2,585	$ 2,190	$ 3,358
Foreclosed assets held for sale	832	302	591	203	758
Total non-performing assets	$ 6,833	$ 7,057	$ 3,176	$ 2,393	$ 4,116
Annualized net charge-offs to average loans	0.05%	0.09%	0.04%	0.01%	0.03%
Allowance to total loans	1.12%	1.07%	1.01%	0.99%	0.93%
Allowance to total non-performing loans	88.35%	72.36%	169.36%	191.64%	115.43%
Non-performing loans as a percent of loans
net of unearned income	1.27%	1.48%	0.60%	0.52%	0.81%
Non-performing assets as a percent of loans
net of unearned income	1.45%	1.55%	0.73%	0.57%	0.99%

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2009 to June 30, 2010 in non-performing loans(dollars in thousands). Non-performing loans include those loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	June 30, 2010				December 31, 2009
		Non-Performing Loans				Non-Performing Loans
	30 - 90 Days	90 Days Past	Non-	Total Non-	30 - 90 Days	90 Days Past	Non-	Total Non-
(in thousands)	Past Due	Due Accruing	accrual	Performing	Past Due	Due Accruing	accrual	Performing
Real estate:
Residential	$ 1,133	$ 196	$ 823	$ 1,019	$ 1,629	$ 75	$ 775	$ 850
Commercial	1,180	121	790	911	1,558	635	1,863	2,498
Agricultural	367	29	2,358	2,387	75	-	2,094	2,094
Construction	-	-	-	-	-	-	749	749
Loans to individuals for household,
family and other purchases	36	43	1	44	88	10	36	46
Commercial and other loans	68	77	1,563	1,640	610	164	354	518
Total	$ 2,784	$ 466	$ 5,535	$ 6,001	$ 3,960	$ 884	$ 5,871	$ 6,755

	Change in Non-Performing Loans
(in thousands)	Amount	%
Real estate:
Residential	$ 169	19.9
Commercial	(1,587)	(63.5)
Agricultural	293	14.0
Construction	(749)	-
Loans to individuals for household,
family and other purchases	(2)	(4.3)
Commercial and other loans	1,122	216.6
Total	$ (754)	(11.2)

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

Management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate as of June 30, 2010.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, continued high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The adequacy of the allowance for loan losses is subject to a formal, quarterly analysis by management of the Company.  In order to better analyze the risks associated with the loan portfolio, the entire portfolio is divided into several categories.  As stated above, loans on non-accrual status are specifically reviewed for impairment and given a specific reserve, if appropriate.  Loans evaluated and not found to be impaired are included with other performing loans, by category, by their respective homogenous pools.  For the analysis prepared as of June 30, 2010, three year average historical loss factors were calculated for each pool and applied to the performing portion of the loan category.  Previously, five year averages were utilized.  Management believes that using a shorter experience period better reflects more current economic impacts and loan charge-off trends. The historical loss factors for both reviewed and homogeneous pools are adjusted based upon the following qualitative factors:

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

The balance in the allowance for loan losses was $5,302,000 or 1.12% of total loans as of June 30, 2010 as compared to $4,888,000 or 1.07% of loans as of December 31, 2009.  The $414,000 increase is a result of a $540,000 provision for the first six months less net charge-offs of $126,000.  Gross charge-offs for the first six months of 2010 were $250,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of the six months ended June 30, 2010 and for the years ended December 31, 2009, 2008, 2007 and 2006:

	June 30		December 31
	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$ 791	40.8	$ 801	42.7	$ 694	46.0	$ 599	47.7	$ 614	49.7
Commercial, agricultural	3,070	33.4	2,864	33.6	2,303	28.8	2,128	27.7	1,676	26.8
Construction	29	2.7	20	1.2	5	2.6	-	2.7	-	1.7
Loans to individuals
for household,
family and other purchases	117	2.5	131	2.6	449	2.7	424	3.1	734	3.0
Commercial and other loans	1,029	10.6	918	9.7	807	8.8	736	8.2	582	7.9
State & political subdivision loans	101	10.0	93	10.1	19	11.1	22	10.6	22	10.9
Unallocated	165	N/A	60	N/A	101	N/A	288	N/A	248	N/A
Total allowance for loan losses	$ 5,302	100.0	$ 4,888	100.0	$ 4,378	100.0	$ 4,197	100.0	$ 3,876	100.0

For the six month period ending June 30, 2010, we recorded a provision for loan losses of $540,000, which compares to $300,000 for the same time period in 2009.  The increase is attributable to current economic conditions and an increase in non-performing loans in comparison to the same period last year.  Non-performing loans decreased $754,000, or 11.2%, from December 31, 2009 to June 30, 2010. Approximately 80% of the Bank’s non-performing loans are associated with the following four customer relationships:

▪
An agricultural customer with a total loan relationship of $3.4 million is considered non-accrual as of June 30, 2010. Included within this relationship is $1.1 million of loans which are subject to Farm Service Agency guarantees. The current economic struggles of dairy farmers, caused primarily from decreased milk prices, have created cash flow difficulties for this customer.  While we are hopeful that increased milk prices would significantly improve cash flows for this borrower, there is no certainty that this will occur.  Without a sizable and sustained increase in milk prices, we will need to rely upon the collateral for repayment of interest and principal.  A real estate appraisal was completed in October, 2009, which together with a collateral analysis on equipment and livestock, resulted in an updated collateral value of approximately $4.0 million.  Based upon this analysis, management determined not to allocate a specific reserve to this loan.

▪
A real estate rental customer with a total loan relationship of $412,000 is considered non-accrual as of June 30, 2010. The current recessionary economic conditions have significantly impacted the cash flows from the customer’s rental properties. Based upon an analysis of the collateral value, management determined not to allocate a specific reserve to this loan. During the second quarter of 2010, the Bank completed a foreclosure action on a loan associated with this customer that had a balance of $678,000 at the time the foreclosure was completed. As of June 30, 2010, other assets include $626,000 related to this foreclosure.

▪
A commercial customer with a total relationship of $469,000 composed of commercial real estate and other commercial loans was placed on non-accrual in 2010 due to inadequate cash flows as a result of the downturn in the economy, which has had a significant impact on his modular home business. Based upon an analysis of the collateral value 2010, management determined not to allocate a specific reserve to this loan.

▪
A real estate rental customer with a total loan relationship of $530,000 is considered non-accrual as of June 30, 2010. The current recessionary economic conditions have significantly impacted the cash flows from the customer’s rental properties. Based upon an analysis of the collateral values, management determined not to allocate a specific reserve to this loan.

The decrease in loans 30-89 days past due is primarily the result of approximately $514,000 of loans being considered nonaccrual as of June 30, 2010 that were less than 90 days past due as of December 31, 2009.

Subsequent to June 30, 2010, a commercial customer with a total loan relationship of $6.5 million secured by 140 residential properties requested a debt restructuring due to losses incurred as a result of investment losses unrelated to the customer’s operations. Management of the Bank is in the process of gathering additional information including updated appraisals on the collateral securing the debt and an understanding of the customer’s current operations and cash flow from those operations to determine the extent, if any, of any loan impairment.  Based upon the most current appraisals available, which range from May, 2006 to March 2009, we are well collateralized with a loan to value ratio of approximately 70%.  Additionally, through July 2010 all loans in this relationship are current with no historical loan delinquencies.  As of June 30, 2010, a specific allocation of the allowance for loan losses of $248,000 was allocated for these loans. This amount was determined by discounting the present value of expected future loan payments using a reduced interest rate proposed for this restructuring. The Bank has not agreed to any restructuring and will wait until additional information is received and evaluated prior to making any decision related to the requested restructuring.

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

Bank Owned Life Insurance

The Company purchased bank owned life insurance to offset future employee benefit costs.  As of June 30, 2010 the cash surrender value of this life insurance is $12,917,000, which has resulted in income recognized in the first six months ended June 30, 2010 of $249,000 compared to $235,000 for the same period in 2009. The use of life insurance policies provides the bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the individuals) provide partial recovery of cash outflows associated with the benefits.

Premises and Equipment

Premises and equipment increased approximately $500,000 from $12.2 at December 31, 2009 to $12.7 at June 30, 2010, an increase of 3.8%.  This occurred primarily due to the new branch construction in Wellsboro, Pennsylvania of $752,000 during the first six months of 2010, offset by depreciation of $320,000 during the first six months of 2010.  Expected construction costs are approximately $1.1 million, with completion anticipated early in the third quarter 2010.

Deposits

Deposits increased $41.1 million or 6.8%, since December 31, 2009. The increase in deposits is due to several reasons.  Our market area has been positively impacted by oil and gas exploration activities.  We have developed targeted products to meet the needs of customers benefiting from this activity.  The overall turbulence and volatility in the financial markets has also resulted in customers seeking more stability in their deposits.  Finally, our ability to work with local municipalities to meet their business needs has resulted in increased deposits.

As of June 30, 2010, non-interest-bearing deposits, NOW accounts, savings accounts money market deposit accounts and certificates of deposits, have all increased by $3.9 million, $21.2 million, $6.2 million, $7.7 million and $2.1 million, respectively, from December 31, 2009.  As mentioned, oil and gas exploration has had a significant impact on this segment as well.  The Bank currently does not have any outstanding brokered certificates of deposit.

	June 30,		December 31,
	2010		2009
(in thousands)	Amount	%	Amount	%
Non-interest-bearing deposits	$ 63,954	9.9	$ 60,061	9.9
NOW accounts	157,373	24.3	136,153	22.5
Savings deposits	55,229	8.6	49,049	8.1
Money market deposit accounts	49,950	7.7	42,210	7.0
Certificates of deposit	320,157	49.5	318,086	52.5
Total	$ 646,663	100.0	$ 605,559	100.0

	June 30, 2010/
	December 31, 2009
	Change
(in thousands)	Amount	%
Non-interest-bearing deposits	$ 3,893	6.5
NOW accounts	21,220	15.6
Savings deposits	6,180	12.6
Money market deposit accounts	7,740	18.3
Certificates of deposit	2,071	0.7
Total	$ 41,104	6.8

Borrowed Funds

Borrowed funds decreased $1.3 million during the first six months of 2010.  The ability to grow deposits decreased our reliance on borrowed funds.  The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available primarily through the Federal Home Loan Bank of Pittsburgh.

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

In December, 2008, the Company entered into an interest rate swap agreement to convert the above mentioned floating-rate debt to fixed rate debt on a notional amount of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreement was entered into on December 17, 2008 and expires December 17, 2013.  The fair value of the interest rate swap at June 30, 2010 was a liability of $413,000 and is included within other liabilities on the Consolidated Balance Sheet.

Stockholder’s Equity

We evaluate stockholders’ equity in relation to total assets and the risks associated with those assets.  The greater the capital resource, the more likely a corporation will meet its cash obligations and absorb unforeseen losses.  For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total stockholders’ equity was $66.6 million at June 30, 2010 compared to $61.5 million at December 31, 2009, an increase of $5.1 million or 8.3%.  Excluding accumulated other comprehensive income, stockholder’s equity increased $4.0 million, or 6.3%.  In the first six months of 2010, the Company had net income of $5.7 million and paid dividends of $1.4 million, representing a dividend payout ratio of 24.6%.  The Company purchased 13,472 shares of treasury stock at a weighted average cost of $27.74 per share.  From treasury stock, the Company also awarded 5,090 shares of restricted stock to employees and 800 shares to the Board of Directors under equity incentive programs. During the six month period ended June 30, 2010, 2 employees with 467 unvested shares of restricted stock resigned, which were transferred to treasury stock.

All of the Company’s investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments.  Accumulated other comprehensive income increased $1.1 million from December 31, 2009 as a result of market value fluctuations.

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

	June 30,		December 31,
(dollars in thousands)	2010		2009
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$ 67,326	14.31%	$ 62,751	13.77%
For capital adequacy purposes	37,647	8.00%	36,464	8.00%
To be well capitalized	47,058	10.00%	45,580	10.00%

Tier I capital (to risk-weighted assets)
Company	$ 62,020	13.18%	$ 57,839	12.69%
For capital adequacy purposes	18,823	4.00%	18,232	4.00%
To be well capitalized	28,235	6.00%	27,348	6.00%

Tier I capital (to average assets)
Company	$ 62,020	8.36%	$ 57,839	8.15%
For capital adequacy purposes	29,669	4.00%	28,381	4.00%
To be well capitalized	37,087	5.00%	35,478	5.00%

The Bank’s computed risk-based capital ratios are as follows:

	June 30,		December 31,
(dollars in thousands)	2010		2009
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$ 61,959	13.21%	$ 57,182	12.56%
For capital adequacy purposes	37,530	8.00%	36,414	8.00%
To be well capitalized	46,912	10.00%	45,518	10.00%

Tier I capital (to risk-weighted assets)
Bank	$ 56,656	12.08%	$ 52,286	11.49%
For capital adequacy purposes	18,765	4.00%	18,207	4.00%
To be well capitalized	28,147	6.00%	27,311	6.00%

Tier I capital (to average assets)
Bank	$ 56,656	7.54%	$ 52,286	7.38%
For capital adequacy purposes	30,044	4.00%	28,348	4.00%
To be well capitalized	37,555	5.00%	35,436	5.00%

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2010 (dollars in thousands):

Commitments to extend credit	$ 82,873
Standby letters of credit	4,873
$ 87,746

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for personal. Effective in the third quarter of 2010, overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at June 30, 2010 was $10,713,000.  The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other significant uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures during the first six months of 2010 were $788,000, compared to $855,000 during the same time period in 2009.  Our new branch construction in Wellsboro, Pennsylvania accounted for most of the expenditure in 2010, while the construction of the new branch in Troy accounted for the expenditures in 2009.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short-term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $254.4 million, of which $37.0 million was outstanding at June 30, 2010. Additionally, we have a Federal funds line totaling $10.0 million from a third party bank at market rates.  This line is not drawn upon. We also have borrower in custody line with the Federal Reserve Board of approximately $13.5 million, which also is not drawn upon as of June 30, 2010.

Citizens Financial is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial’s primary source of income is dividends received from the Bank.  The Bank may not, under the National Bank Act, declare a dividend without approval of the OCC, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The Federal Reserve Board, the OCC and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At June 30, 2010, Citizens Financial had liquid assets of $5.0 million.

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

Currently, our Company has equity securities that represent only .4% of our investment portfolio and, therefore, equity risk is not significant.

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

We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure.  A shock analysis during the second quarter of 2010 indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twelve to twenty-four months.

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

(b) Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. Other than noted below, at June 30, 2010 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act restructures the regulation of depository institutions. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

4/1/10 to 4/30/10	-	-	-	49,000
5/1/10 to 5/31/10	8,586	$ 28.04	8,586	40,414
6/1/10 to 6/30/10	3,161	$ 27.89	3,161	37,253
Total	11,747	$ 28.00	11,747	37,253

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

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 – [Removed and reserved]

Item 5 - Other Information

None

Item 6 - Exhibits

(a)  The following documents are filed as a part of this report:

3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended (1)
3.2	Bylaws of Citizens Financial Services, Inc.(2)
4.1	Instrument defining the rights of security holders.(3)
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

_________________________________________________________________________________

(1) Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the Commission on May 12, 2010.

(2)  Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 24, 2009.

(3)  Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Citizens Financial Services, Inc. (Registrant)

August 12, 2010	By:	/s/ Randall E. Black
By: Randall E. Black
President and Chief Executive Officer (Principal Executive Officer

August 12, 2010	By:	/s/ Mickey L. Jones
By: Mickey L. Jones
Chief Financial Officer (Principal Accounting Officer)