Form 10-Q
period 2010-11-12
CITIZENS FINANCIAL SERVICES INC
filed 2010-11-12
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
Or

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

The number of outstanding shares of the Registrant’s Common Stock, as of October 28, 2010, was 2,891,697.

Citizens Financial Services, Inc.
Form 10-Q

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30	December 31
(in thousands except share data)	2010	2009
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 11,392	$ 9,505
Interest-bearing	28,674	21,944
Total cash and cash equivalents	40,066	31,449

Available-for-sale securities	230,493	198,582

Loans (net of allowance for loan losses:
2010, $5,588 and 2009, $4,888)	469,204	451,496

Premises and equipment	12,944	12,227
Accrued interest receivable	3,636	3,141
Goodwill	10,256	10,256
Bank owned life insurance	13,043	12,667
Other assets	9,713	9,659

TOTAL ASSETS	$ 789,355	$ 729,477

LIABILITIES:
Deposits:
Noninterest-bearing	$ 68,794	$ 60,061
Interest-bearing	586,446	545,498
Total deposits	655,240	605,559
Borrowed funds	56,454	54,115
Accrued interest payable	1,814	2,037
Other liabilities	6,225	6,239
TOTAL LIABILITIES	719,733	667,950
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares at September 30, 2010 and none at
December 31, 2009; none issued at September 30, 2010 and December 31, 2009	-	-
Common stock
$1.00 par value; authorized 15,000,000 shares at September 30, 2010 and 10,000,000 at
December 31, 2009; issued 3,104,434 shares at September 30, 2010 and 3,076,253 at
December 31, 2009	3,104	3,076
Additional paid-in capital	14,219	13,457
Retained earnings	52,968	47,353
Accumulated other comprehensive income	3,984	2,041
Treasury stock, at cost: 212,767 shares at September 30, 2010
and 204,437 shares at December 31, 2009	(4,653)	(4,400)
TOTAL STOCKHOLDERS' EQUITY	69,622	61,527
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 789,355	$ 729,477

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands, except share and per share data)	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$ 7,782	$ 7,581	$ 23,268	$ 22,616
Interest-bearing deposits with banks	24	15	55	27
Investment securities:
Taxable	1,178	1,466	3,777	4,647
Nontaxable	772	598	2,140	1,583
Dividends	14	7	27	20
TOTAL INTEREST INCOME	9,770	9,667	29,267	28,893
INTEREST EXPENSE:
Deposits	2,313	2,777	7,374	8,555
Borrowed funds	444	500	1,324	1,519
TOTAL INTEREST EXPENSE	2,757	3,277	8,698	10,074
NET INTEREST INCOME	7,013	6,390	20,569	18,819
Provision for loan losses	300	400	840	700
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,713	5,990	19,729	18,119
NON-INTEREST INCOME:
Service charges	919	958	2,709	2,664
Trust	130	121	411	397
Brokerage and insurance	91	75	314	228
Gains on loans sold	44	83	92	292
Investment securities gains, net	-	-	99	118
Earnings on bank owned life insurance	127	128	376	364
Other	134	87	358	278
TOTAL NON-INTEREST INCOME	1,445	1,452	4,359	4,341
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,436	2,393	7,293	7,018
Occupancy	295	272	898	889
Furniture and equipment	114	102	331	336
Professional fees	176	164	509	459
FDIC insurance	245	277	699	1,030
Other	1,220	1,242	3,440	3,581
TOTAL NON-INTEREST EXPENSES	4,486	4,450	13,170	13,313
Income before provision for income taxes	3,672	2,992	10,918	9,147
Provision for income taxes	775	604	2,348	1,941
NET INCOME	$ 2,897	$ 2,388	$ 8,570	$ 7,206

Earnings Per Share	$ 1.00	$ 0.82	$ 2.96	$ 2.48
Cash Dividends Paid Per Share	$ 0.255	$ 0.245	$ 0.760	$ 0.730

Weighted average number of shares outstanding	2,891,875	2,902,147	2,896,314	2,901,701

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Nine Months Ended
	September 30				September 30
(in thousands)		2010		2009		2010		2009
Net income		$ 2,897		$ 2,388		$ 8,570		$ 7,206
Other comprehensive income:
Change in unrealized net gains on available for sale securities	1,429		4,385		3,398		5,054
Change in unrealized loss on interest rate swap	(108)		(115)		(355)		123
Less: Reclassification adjustment for gain included in net income	-		-		(99)		(118)
Other comprehensive income before tax		1,321		4,270		2,944		5,059
Income tax expense related to other comprehensive income		449		1,452		1,001		1,720
Other comprehensive income, net of tax		872		2,818		1,943		3,339
Comprehensive income		$ 3,769		$ 5,206		$ 10,513		$ 10,545

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Nine Months Ended
	September 30,
(in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 8,570	$ 7,206
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	840	700
Depreciation and amortization	362	476
Amortization and accretion of investment securities	561	277
Deferred income taxes	49	155
Investment securities gains, net	(99)	(118)
Realized gains on loans sold	(92)	(292)
Earnings on bank owned life insurance	(376)	(364)
Originations of loans held for sale	(6,607)	(17,546)
Proceeds from sales of loans held for sale	6,699	17,838
(Gain) Loss on sale of foreclosed assets held for sale	(48)	40
Increase in accrued interest receivable	(495)	(632)
Decrease in accrued interest payable	(223)	(159)
Other, net	(748)	95
Net cash provided by operating activities	8,393	7,676

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale-securities	8,871	6,778
Proceeds from maturity and principal repayments of securities	35,728	35,143
Purchase of securities	(73,674)	(60,548)
Purchase of regulatory stock	-	(586)
Net increase in loans	(19,585)	(16,287)
Purchase of premises and equipment	(1,227)	(1,063)
Proceeds from sale of premises and equipment	-	1,406
Proceeds from sale of foreclosed assets held for sale	665	313
Net cash used in investing activities	(49,222)	(34,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	49,682	33,168
Proceeds from long-term borrowings	3,163	10,545
Repayments of long-term borrowings	(3,324)	(14,050)
Net increase in short-term borrowed funds	2,500	91
Purchase of treasury stock	(381)	(192)
Dividends paid	(2,194)	(2,088)
Net cash provided by financing activities	49,446	27,474

Net increase in cash and cash equivalents	8,617	306

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,449	19,856
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 40,066	$ 20,162

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 8,921	$ 10,233

Income taxes paid	$ 2,455	$ 2,025

Loans transferred to foreclosed property	$ 1,205	$ 410

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

In the opinion of management of the Company, the accompanying interim financial statements for the periods ended September 30, 2010 and 2009 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the nine-month period ended September 30, 2010 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share.  Earnings per share calculations give retroactive effect to stock dividends declared by the Company.  The Company has no dilutive securities.

	Three months ended		Nine months ended
	September 30		September 30
	2010	2009	2010	2009

Net income applicable to common stock	$2,897,000	$2,388,000	$8,570,000	$7,206,000
Weighted average common shares outstanding	2,891,875	2,902,147	2,896,314	2,901,701

Earnings per share	$1.00	$0.82	$2.96	$2.48

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of tax-exempt income earned from state and municipal securities and loans and investments in tax credits.

Note 4 – Investments

The amortized cost and fair value of investment securities at September 30, 2010 and December 31, 2009 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2010	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 93,349	$ 1,914	$ (27)	$ 95,236
Obligations of state and
political subdivisions	76,484	2,866	(53)	79,297
Corporate obligations	2,998	339	-	3,337
Mortgage-backed securities	48,497	3,059	-	51,556
Equity securities	914	190	(37)	1,067
Total available-for-sale securities	$ 222,242	$ 8,368	$ (117)	$ 230,493

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 64,583	$ 888	$ (248)	$ 65,223
Obligations of state and
political subdivisions	58,651	1,085	(162)	59,574
Corporate obligations	2,998	168	-	3,166
Mortgage-backed securities	67,026	3,168	-	70,194
Equity securities	371	54	-	425
Total available-for-sale securities	$ 193,629	$ 5,363	$ (410)	$ 198,582

The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009 (in thousands). As of September 30, 2010 and December 31, 2009, the Company owned 12 and 33 securities whose fair value was less than their cost basis, respectively.

September 30, 2010	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ 7,053	$ (27)	$ -	$ -	$ 7,053	$ (27)
Obligations of states and
political subdivisions	3,858	(51)	100	(2)	3,958	(53)
Total debt securities	10,011	(78)	100	(2)	11,011	(80)

Equity securities	145	(37)	-	-	145	(37)

Total securities	$ 11,056	$ (115)	$ 100	$ (2)	$ 11,156	$ (117)

December 31, 2009	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ 28,665	$ (248)	$ -	$ -	$ 28,665	$ (248)
Obligations of states and
political subdivisions	11,326	(120)	454	(42)	11,780	(162)

Total securities	$ 39,991	$ (368)	$ 454	$ (42)	$ 40,445	$ (410)

As of September 30, 2010, the Company’s investment securities portfolio contained unrealized losses on obligations of U.S Agency securities, states and political subdivisions and certain equity securities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale for the nine months ended September 30, 2010 and 2009 were $8,871,000 and $6,778,000, respectively.  For the three months ended September 30, 2010 and 2009, there were no sales of available-for-sale securities. The gross gains and losses were as follows (in thousands):

	Three Months Ended		Nine months Ended
	September 30		September 30
	2010	2009	2010	2009
Gross gains	$ -	$ -	$ 99	$ 209
Gross losses	-	-	-	91
Net gains	$ -	$ -	$ 99	$ 118

Investment securities with an approximate carrying value of $153,591,000 and $144,880,000 at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public funds and certain other deposits as provided by law.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at September 30, 2010, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$ 2,747	$ 2,765
Due after one year through five years	63,656	64,666
Due after five years through ten years	31,545	33,080
Due after ten years	123,380	128,915
Total	$ 221,328	$ 229,426

Note 5 – Loans

The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout North Central Pennsylvania and Southern New York.  Although the Company believes it had a diversified loan portfolio at September 30, 2010 and December 31, 2009, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The major classifications of loans are as follows (in thousands):

	September 30	December 31,
	2010	2009
	Amount	Amount
Real estate:
Residential	$ 191,655	$ 194,989
Commercial	145,954	133,953
Agricultural	19,366	19,485
Construction	9,565	5,619
Loans to individuals
for household, family and other purchases	11,640	11,895
Commercial and other loans	48,820	44,101
State & political subdivision loans	47,792	46,342
Total loans	474,792	456,384
Less allowance for loan losses	5,588	4,888
Net loans	$ 469,204	$ 451,496

The Company had non-accrual loans, inclusive of impaired loans, of $11,820,000 and $5,871,000 at September 30, 2010 and December 31, 2009, respectively. Information with respect to impaired loans as of and for the periods ended September 30, 2010 and December 31, 2009 are as follows (in thousands):

	September 30, 2010	December 31, 2009
Impaired loans without related allowance for loan losses	$ 4,749	$ 4,345
Impaired loans with related allowance for loan losses	6,800	799
Related allowance for loan losses	297	115
Average recorded balance of impaired loans	8,550	2,980

Interest income recognized on impaired loans for the periods ended September 30, 2010 and 2009 was $126,000 and $17,000, respectively.

Changes in the allowance for loan losses were as follows (in thousands):
	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands)	2010	2009	2010	2009
Balance, at beginning of period	$ 5,302	$ 4,622	$ 4,888	$ 4,378
Provision charged to income	300	400	840	700
Increase related to acquisition			-	-
Recoveries on loans previously
charged against the allowance	20	48	144	91
	5,622	5,070	5,872	5,169
Loans charged against the allowance	(34)	(387)	(284)	(486)
Balance, at end of year	$ 5,588	$ 4,683	$ 5,588	$ 4,683

The following is a summary of the past due and non-accrual loans as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010
	30 - 90 Days	90 Days Past	Non-
	Past Due	Due Accruing	accrual
Real estate:
Residential	$ 1,245	$ 215	$ 467
Commercial	1,585	1,305	7,523
Agricultural	-	18	2,301
Construction	-	-	-
Loans to individuals for household,
family and other purchases	62	3	2
Commercial and other loans	57	19	1,527
State & political subdivision loans	-	-	-
Total nonperforming loans	$ 2,956	$ 1,560	$ 11,820

	December 31, 2009
	30 - 90 Days	90 Days Past	Non-
(in thousands)	Past Due	Due Accruing	accrual
Real estate:
Residential	$ 1,629	$ 75	$ 775
Commercial	1,558	635	1,863
Agricultural	75	-	2,094
Construction	-	-	749
Loans to individuals for household,
family and other purchases	88	10	36
Commercial and other loans	610	75	354
State & political subdivision loans	-	89	-
Total nonperforming loans	$ 3,960	$ 884	$ 5,871

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

As of September 30, 2010 and December 31, 2009, the Bank held $3,682,000 of stock in the FHLB. In December 2008, the FHLB announced that due largely to a decline in the fair value of a segment of its mortgage-backed securities portfolio, it had suspended payment of dividends on the stock and made a decision to no longer purchase “excess stock” from its members. The Bank’s stock is not transferrable and can only be redeemed by the FHLB. Further deterioration in the financial condition of the FHLB may lead management to a conclusion that the cost of the Bank’s stock in the FHLB is not recoverable, which would result in a charge to earnings for impairment of the Bank’s holdings of the stock. As of September 30, 2010 and December 31, 2009, the investment in the FHLB is not deemed other-than-temporarily impaired based upon management’s determination of the recoverability of par value.

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

The following sets forth the components of net periodic benefit costs of the Pension Plan for the three and nine months ended September 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Service cost	$ 45	$ 90	$ 259	$ 240
Interest cost	59	116	340	309
Expected return on plan assets	(77)	(113)	(446)	(302)
Net amortization and deferral	6	37	37	99

Net periodic benefit cost	$ 33	$ 130	$ 191	$ 346

The Company expects to contribute, and has contributed, $450,000 to the Pension Plan in 2010.

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $171,000 and $159,000 for the nine months ended September 30, 2010 and 2009, respectively.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  Amounts included in interest expense on the deferred amounts totaled $22,000 and $28,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

For the nine months ended September 30, 2010 and 2009, 5,090 and 7,526 shares of restricted stock were awarded and 4,948 and 2,517 shares were vested, respectively.  Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $94,000 and $72,000 for the nine months ended September 30, 2010 and 2009, respectively.

Supplemental Executive Retirement Plan

During 2008, the Company adopted a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law.  At September 30, 2010 and December 31, 2009, an obligation of $647,000 and $399,000, respectively, was included in other liabilities for this plan in the consolidated balance sheet.  Expenses related to this plan totaled $248,000 and $158,000 for the nine months ended September 30, 2010 and 2009.

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

The following tables present the assets reported on the consolidated statements of financial condition at their fair value as of September 30, 2010 and December 31, 2009 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(In thousands)	September 30, 2010
	Level 1	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. Agency securities	$ -	$ 95,236	$ -	$ 95,236
Obligations of state and
political subdivisions	-	79,297	-	79,297
Corporate obligations	-	3,337	-	3,337
Mortgage-backed securities	-	51,556	-	51,556
Equity securities	1,067	-	-	1,067

Trust Preferred Interest Rate Swap	-	(520)	-	(520)

Fair value measurements on non-recurring basis:
Impaired Loans	-	1,728	9,524	11,252
Other real estate owned	-	739	-	739

(In thousands)	December 31, 2009
	Level 1	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. Agency securities	$ -	$ 65,223	$ -	$ 65,223
Obligations of state and
political subdivisions	-	59,574	-	59,574
Corporate obligations	-	3,166	-	3,166
Mortgage-backed securities	-	70,194	-	70,194
Equity securities	425	-	-	425

Trust Preferred Interest Rate Swap	-	(166)	-	(166)

Fair value measurements on non-recurring basis:
Impaired Loans	-	5,029	-	5,029
Other real estate owned	-	101	-	101

The fair values of the Company’s financial instruments are as follows (in thousands):

	September 30		December 31
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and due from banks	$ 40,066	$ 40,066	$ 31,449	$ 31,449
Available-for-sale securities	230,493	230,493	198,582	198,582
Net loans	469,204	490,620	451,496	466,967
Bank owned life insurance	13,043	13,043	12,667	12,667
Regulatory stock	3,957	3,957	3,957	3,957
Accrued interest receivable	3,636	3,636	3,141	3,141

Financial liabilities:
Deposits	$ 655,240	$ 664,525	$ 605,559	$ 611,705
Borrowed funds	56,454	54,955	54,115	50,582
Trust preferred interest rate swap	520	520	166	166
Accrued interest payable	1,814	1,814	2,037	2,037

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

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging.  ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8.  ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after September 15, 2010. The Company is currently evaluating the impact the adoption of this standard will have on the Company’s financial position or results of operation.

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310):  Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.  ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets.  Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said.  The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010 or later is not expected to have a significant impact on the Company’s financial statements

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption.  The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s financial position or results of operations.

In August, 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules.  This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026:  Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and is not expected to have a significant impact on the Company’s financial statements.

In August, 2010, the FASB issued ASU 2010-22, Technical Corrections to SEC Paragraphs – An announcement made by the staff of the U.S. Securities and Exchange Commission.  This ASU amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics and is not expected to have a significant impact on the Company’s financial statements.

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

•
Exploration and drilling of the natural gas reserves in the Marcellus Shale in our market area may be affected by federal, state and local laws and regulations such as restrictions on production, permitting, changes in taxes and environmental protection, which could negatively impact our customers and, as a result, negatively impact our loan and deposit volume and loan quality.

Additional factors that may affect our results are discussed under “Part II – Item 1A – Risk Factors” in this report and in the Company’s Annual Report on Form 10-K under “Item 1.A/ Risk Factors.”  Except as required by applicable law and regulation, we assume no obligation to update or revise any forward-looking statements after the date on which they are made.

Introduction

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the Company.  Our Company's consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results you may expect for the full year.

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

Trust and Investment Services

Our Investment and Trust Services Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in the Company’s financial statements.  As of September 30, 2010 and December 31, 2009, the Trust Department had $91.0 and $85.9 million of assets under management, respectively.  The $5.1 million increase is primarily attributable to net additions of $3.4 million with the remaining increase the result of fluctuations in the stock market.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area.  Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance.  The assets associated with these products are not included in the consolidated financial statements since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $48.6 million at December 31, 2009 to $66.2 million at September 30, 2010. Fee income from the sale of these products is reflected in the Company’s financial statements as a component of non-interest income in the Consolidated Statement of Income.

Results of Operations

Overview of the Income Statement

The Company had net income of $8,570,000 for the first nine months of 2010 compared to earnings of $7,206,000 for last year’s comparable period, an increase of $1,364,000 or 18.9%. Earnings per share for the first nine months of 2010 were $2.96, compared to $2.48 last year, representing a 19.4% increase.  Annualized return on assets and return on equity for the nine months of 2010 were 1.51% and 18.31%, respectively, compared with 1.39% and 17.46% for last year’s comparable period.

Net income for the three months ended September 30, 2010 was $2,897,000 compared to earnings of $2,388,000 in the comparable 2009 period, an increase of $509,000. Earnings per share for the three months ended September 30, 2010 and 2009 were $1.00 and $0.82 per share, respectively.  Annualized return on assets and return on equity for the quarter ended September 30, 2010 was 1.49% and 17.98%, respectively, compared with 1.35% and 16.84% for the same 2009 period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the first nine months of 2010 was $20,569,000, an increase of $1,750,000, or 9.3%, compared to the same period in 2009.  For the first nine months of 2010, the provision for loan losses totaled $840,000, an increase of $140,000 over the comparable period in 2009.  Consequently, net interest income after the provision for loan losses was $19,729,000 compared to $18,119,000 during the first nine months of 2009.

For the three months ended September 30, 2010, net interest income was $7,013,000 compared to $6,390,000, an increase of $623,000, or 9.8% over the comparable period in 2009. The provision for loan losses this quarter was $300,000 compared to $400,000 for last year’s third quarter.  Consequently, net interest income after the provision for loan losses was $6,713,000 for the quarter ended compared to $5,990,000 in 2009.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created for the nine months and three months ended September 30, 2010 and 2009 on a tax equivalent basis:

	Analysis of Average Balances and Interest Rates (1)
	Nine Months Ended
	September 30, 2010			September 30, 2009
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	25,555	55	0.29	19,894	27	0.18
Total short-term investments	25,555	55	0.29	19,894	27	0.18
Investment securities:
Taxable	145,917	3,804	3.48	131,218	4,667	4.74
Tax-exempt (3)	67,474	3,243	6.41	49,726	2,399	6.43
Total investment securities	213,391	7,047	4.40	180,944	7,066	5.21
Loans:
Residential mortgage loans	202,500	10,746	7.09	204,144	11,112	7.28
Commercial & farm loans	206,158	10,345	6.71	178,301	9,284	6.96
Loans to state & political subdivisions	46,810	2,069	5.91	46,439	2,144	6.17
Other loans	11,526	751	8.71	11,436	761	8.89
Loans, net of discount (2)(3)(4)	466,994	23,911	6.85	440,320	23,301	7.08
Total interest-earning assets	705,940	31,013	5.87	641,158	30,394	6.34
Cash and due from banks	9,450			9,476
Bank premises and equipment	12,577			11,813
Other assets	28,917			27,496
Total non-interest earning assets	50,944			48,785
Total assets	756,884			689,943
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	149,503	794	0.71	120,999	732	0.81
Savings accounts	53,519	120	0.30	46,216	110	0.32
Money market accounts	45,151	189	0.56	41,513	262	0.84
Certificates of deposit	322,036	6,271	2.60	302,617	7,451	3.29
Total interest-bearing deposits	570,209	7,374	1.73	511,345	8,555	2.24
Other borrowed funds	53,281	1,324	3.32	58,175	1,519	3.49
Total interest-bearing liabilities	623,490	8,698	1.87	569,520	10,074	2.36
Demand deposits	63,366			56,564
Other liabilities	7,641			8,830
Total non-interest-bearing liabilities	71,007			65,394
Stockholders' equity	62,387			55,029
Total liabilities & stockholders' equity	756,884			689,943
Net interest income		22,315			20,320
Net interest spread (5)			4.00%			3.97%
Net interest income as a percentage
of average interest-earning assets			4.23%			4.24%
Ratio of interest-earning assets
to interest-bearing liabilities			1.13			1.13

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
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

	Analysis of Average Balances and Interest Rates (1)
	Three Months Ended
	September 30, 2010			September 30, 2009
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	32,773	24	0.29	22,956	15	0.27
Total short-term investments	32,773	24	0.29	22,956	15	0.27
Investment securities:
Taxable	145,997	1,192	3.26	135,243	1,473	4.36
Tax-exempt (3)	73,402	1,170	6.38	55,926	905	6.47
Total investment securities	219,399	2,362	4.30	191,169	2,378	4.98
Loans:
Residential mortgage loans	204,473	3,636	7.05	201,992	3,649	7.17
Commercial & farm loans	209,849	3,411	6.45	185,403	3,191	6.83
Loans to state & political subdivisions	47,126	694	5.85	46,472	706	6.03
Other loans	11,503	250	8.62	11,751	260	8.74
Loans, net of discount (2)(3)(4)	472,951	7,991	6.70	445,618	7,806	6.95
Total interest-earning assets	725,123	10,377	5.68	659,743	10,199	6.13
Cash and due from banks	9,726			9,067
Bank premises and equipment	12,924			11,896
Other assets	29,139			27,533
Total non-interest earning assets	51,789			48,496
Total assets	776,912			708,239
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	158,926	212	0.53	123,265	234	0.75
Savings accounts	56,496	43	0.30	47,609	37	0.31
Money market accounts	49,339	67	0.54	41,996	78	0.74
Certificates of deposit	318,824	1,991	2.48	312,898	2,428	3.08
Total interest-bearing deposits	583,585	2,313	1.57	525,768	2,777	2.09
Other borrowed funds	53,553	444	3.29	58,959	500	3.37
Total interest-bearing liabilities	637,138	2,757	1.72	584,727	3,277	2.22
Demand deposits	67,630			58,080
Other liabilities	7,716			8,697
Total non-interest-bearing liabilities	75,346			66,777
Stockholders' equity	64,428			56,735
Total liabilities & stockholders' equity	776,912			708,239
Net interest income		7,620			6,922
Net interest spread (5)			3.96%			3.91%
Net interest income as a percentage
of average interest-earning assets			4.17%			4.16%
Ratio of interest-earning assets
to interest-bearing liabilities			1.14			1.13

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ending September 30, 2010 and 2009:

	For the Three Months		For the Nine Months
(dollars in thousands)	Ended September 30		Ended September 30
	2010	2009	2010	2009
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$ 1,988	$ 2,086	$ 5,999	$ 6,277
Tax equivalent adjustment	398	307	1,103	816
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$ 2,386	$ 2,393	$ 7,102	$ 7,093

Interest and fees on loans (non-tax adjusted)	$ 7,782	$ 7,581	$ 23,268	$ 22,616
Tax equivalent adjustment	209	225	643	685
Interest and fees on loans (tax equivalent basis)	$ 7,991	$ 7,806	$ 23,911	$ 23,301

Total interest income	$ 9,770	$ 9,667	$ 29,267	$ 28,893
Total interest expense	2,757	3,277	8,698	10,074
Net interest income	7,013	6,390	20,569	18,819
Total tax equivalent adjustment	607	532	1,746	1,501
Net interest income (tax equivalent basis)	$ 7,620	$ 6,922	$ 22,315	$ 20,320

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense.

Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis (1)

	Three months ended September 30, 2010 vs. 2009 (1)			Nine months ended September 30, 2010 vs. 2009 (1)
	Change in	Change	Total	Change in	Change	Total
(in thousands)	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ 8	$ 1	$ 9	$ 8	$ 20	$ 28
Investment securities:
Taxable	110	(391)	(281)	623	(1,486)	(863)
Tax-exempt	279	(14)	265	853	(9)	844
Total investments	389	(405)	(16)	1,476	(1,495)	(19)
Loans:
Residential mortgage loans	45	(58)	(13)	(89)	(277)	(366)
Commercial & farm loans	404	(184)	220	1,382	(321)	1,061
Loans to state & political subdivisions	10	(22)	(12)	17	(92)	(75)
Other loans	(5)	(5)	(10)	5	(15)	(10)
Total loans, net of discount	454	(269)	185	1,315	(705)	610
Total Interest Income	851	(673)	178	2,799	(2,180)	619
Interest Expense:
Interest-bearing deposits:
NOW accounts	58	(80)	(22)	129	(67)	62
Savings accounts	7	(1)	6	16	(6)	10
Money Market accounts	12	(23)	(11)	25	(98)	(73)
Certificates of deposit	45	(482)	(437)	523	(1,703)	(1,180)
Total interest-bearing deposits	122	(585)	(463)	693	(1,874)	(1,181)
Other borrowed funds	(45)	(11)	(56)	(124)	(71)	(195)
Total interest expense	77	(597)	(520)	569	(1,945)	(1,376)
Net interest income	$ 774	$ (76)	$ 698	$ 2,230	$ (235)	$ 1,995

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $20,320,000 for the 2009 nine month period to $22,315,000 in the 2010 nine month period, an increase of $1,995,000 for the nine months ended September 30, 2010.  The tax equivalent net interest margin decreased slightly from 4.24% for the first nine months of 2009 to 4.23% in 2010.

Total tax equivalent interest income for the nine month period increased $619,000. This increase is primarily a result of a $2,799,000 increase due to volume as the average balance of interest earning assets increased by $65.4 million.  There was a decrease of $2,180,000 due to change in rate, as the yield on interest earning assets decreased 47 basis points from 6.34% to 5.87%.

Tax equivalent investment income for the nine months ended September 30, 2010 decreased $19,000 over the same period last year.  The average balance of total investment securities at September 30, 2010 increased by $32.4 million from September 30, 2009 as a result of investing excess cash from increased deposits.

•
The average balance of taxable securities increased by $14.7 million while tax-exempt securities increased by $17.7 million, which had the effect of increasing interest income by $623,000 and $853,000, respectively, due to volume.

•
This increase was offset by a decrease in the yield on investment securities of 81 basis points from 5.21% to 4.40%, which corresponds to a decrease in interest income of $1,495,000. The majority of this decrease is attributable to the change in yield on taxable securities, which experienced a decrease of 126 basis points from 4.74% to 3.48%. The yield on investments has declined due to the amount of purchases we have made in the current low interest rate environment as a result of our increased deposits and investment cash flows. As a result of this environment our strategy has been to invest in short-term agency bonds and longer-term municipal bonds (See also “Financial Condition – Investments”).

The purchase of tax-exempt securities, along with municipal loans, allows us to manage our effective tax rate as well as the overall yield on our interest earning assets.

Total loan interest income increased $610,000 for the nine months ended September 30, 2010 compared to the same period last year.

•
Interest income on residential mortgage loans decreased $366,000 of which $89,000 was due to volume and $277,000 was due to a decrease in rate.  The average balance decreased $1.6 million due to the continuing recessionary pressures within the economy, high unemployment rates and other negative economic factors that resulted in lower loan demand for non-conforming residential mortgages and home equity lines. Management also believes that a portion of the decreased loan demand for home equity loans is the result of customers receiving monies related to exploration and drilling of the natural gas reserves in the Marcellus Shale in our market area. As a result, customers may be less reliant on home equity loans.

•
The average balance of commercial and farm loans increased $27.9 million from a year ago primarily due to our emphasis to grow this segment of the loan portfolio utilizing disciplined underwriting standards.  This had a positive impact of $1,382,000 on total interest income due to volume, which was offset by a reduction due to a decrease in rate of $321,000.

Total interest expense decreased $1,376,000 for the nine months ended September 30, 2010 compared with last year.  This decrease is primarily due to a change in rate, accounting for a $1,945,000 decrease in our interest expense.  The average interest rate on interest-bearing liabilities decreased 49 basis points, from 2.36% to 1.87%. The historically low interest rates supported by the Federal Reserve and continuing recessionary pressures within the economy had the effect of decreasing our short-term borrowing costs as well as rates on deposit products, including certificates of deposit and rate sensitive NOW and money market accounts.   Offsetting this, the average balance of interest-bearing liabilities increased $54.0 million resulting in an increase in interest expense of $569,000 (see also “Financial Condition – Deposits”).

•
Interest expense on certificates of deposits decreased $1,180,000 over the same period last year. The average balance of certificates of deposit increased $19.4 million causing an increase in interest expense of $523,000. Offsetting this was a decrease in the average rate on certificates of deposit from 3.29% to 2.60% resulting in a decrease in interest expense of $1,703,000.

•
The average balance of NOW accounts also increased $28.5 million accounting for an increase of $129,000 in interest expense. The change in the average rate from 81 basis points to 71 basis points, contributed to a decrease in interest expense of $67,000 resulting in an overall increase of $62,000.

•
The average balance of borrowed funds decreased by $4.9 million resulting in a decrease in interest expense of $124,000.  The average interest rate paid on borrowed funds also decreased by 17 basis points accounting for a decrease in interest expense of $71,000 due to rate. Borrowed funds decreased due to the significant increase in deposits, which continued to limit our need for borrowings from the Federal Home Loan Bank.

Tax equivalent net interest income for the three months ended September 30, 2010 was $7,620,000 which compares to $6,922,000 for the same period last year.  This represents an increase of $698,000 or 10.0%. Total tax equivalent interest income was $10,377,000 compared with $10,199,000 for the comparable period last year, an increase of $178,000:

•
Of this amount, $851,000 was due to an increase in volume as a result of a $65.4 million increase in interest earning assets. This was offset by a decrease of $673,000, which was a result of a decrease of 45 basis points on our yield on interest earning assets.

•
Total investment income decreased by $16,000 compared to last year.  This was predominantly due to a 68 point decrease in rate on investments from 4.98% to 4.30% offset by an increase in average investment securities of $28.2 million.

•
Total loan interest income increased $185,000 compared to last year. This was predominantly due to a change in volume as a result of $27.3 million increase in average loans outstanding offset by a decrease of 25 points in rate from 6.95% to 6.70%.

Total interest expense decreased $520,000 for the three months ended September 30, 2010 compared with last year. $77,000 is attributable to an increase in volume mostly due to a $5.9 million increase in certificates of deposit.  Conversely, $597,000 is due to a decrease in rate as the average rate on interest-bearing liabilities decreased 50 basis points from 2.22% to 1.72%.

Provision For Loan Losses

For the nine month period ending September 30, 2010, we recorded a provision for loan losses of $840,000, which represents an increase of $140,000 or 20% over the $700,000 provision recorded in the corresponding nine months of last year. This is the result of current economic conditions, the growth in commercial real estate, construction and commercial business loans, which tend to be riskier than residential real estate loans, and an increase in non-performing loans as of September 30, 2010. (see “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

For the three months ending September 30, 2010, we recorded a provision of $300,000 compared to $400,000 in 2009.

Non-interest Income

Non-interest income for the nine months ended September 30, 2010 totaled $4,359,000, an increase of $18,000 when compared to the same period in 2009. During the first nine months of 2010, investment security gains amounted to $99,000 compared to investment security gains of $118,000 last year.  We sold two agency bonds at a gain of $9,000 and a mortgage backed security and U.S treasury note due to favorable market conditions for gains of $55,000 and $20,000, respectively in 2010. We also had two municipal bonds and an agency called that resulted in total gains of $15,000. In 2009, we sold an agency bond at a gain of $32,000 and several higher coupon mortgage-backed securities due to favorable market conditions realizing a total of $157,000 in gains.  This was offset with a $16,000 loss on the sale of bank equity shares as well as an other than temporary impairment charge of $54,000 on our Freddie Mac preferred stock.

For the first nine months of 2010, account service charges totaled $2,709,000, an increase of $45,000 or 1.7%, when compared to the same period in 2009. There was a $133,000 increase attributable to customers’ usage of their debit cards due to continuing efforts on the Bank’s part to encourage customers to pay for items utilizing this payment method. This increase was offset by a decrease in fees charged to customers for non-sufficient funds of $67,000. Management is continuing to monitor the impact to the Company’s non-interest income as a result of recently enacted changes to regulations pertaining to the fees the Company can charge in regards to customer overdrafts (Regulation E).

Brokerage and insurance income increased $86,000 as we continue to increase the principal amounts invested through us by our customers by adding additional employees to serve our customers’ needs.  Gains on loans sold decreased $200,000 compared to last year due to the significant amount of refinancing completed last year with the favorable rates in the secondary markets. The majority of the increase in other income is the result of two items that are related to the increase in other real estate owned. Rental income associated with these assets has increased $32,000 for the first nine months of 2010 compared to 2009. Additionally, for the first nine months of 2010, we have recognized gains on the sale of other real estate owned of $48,000. In the 2009, we had experienced a loss of $40,000 on the sale of other real estate owned, which was included in other expenses.

For the three month period ended September 30, 2010 service charges decreased by $39,000 compared to the same period in 2009. This decrease was the result of an $81,000 decrease in fees charged to customers for non-sufficient funds offset by increase of $46,000 attributable to customers’ usage of their debit cards. Gains on loans sold decreased by $39,000 compared to last year’s three months ended due to significantly higher refinancing activity in the secondary market last year.  Other income increased $47,000 as a result of an increase of $22,000 in rental income from the increase in other real estate owned by the Bank, and a $13,000 increase in check cashing fee income as a result of the population increase created by the gas industry who are not customers of the Bank.

The following table shows the breakdown of non-interest income for the three and nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,		Change
	2010	2009	Amount	%
Service charges	$ 2,709	$ 2,664	$ 45	1.7
Trust	411	397	14	3.5
Brokerage and insurance	314	228	86	37.7
Gains on loans sold	92	292	(200)	(68.5)
Investment securities gains, net	99	118	(19)	(16.1)
Earnings on bank owned life insurance	376	364	12	3.3
Other	358	278	80	28.8
Total	$ 4,359	$ 4,341	$ 18	0.4

	Three months ended September 30,		Change
	2010	2009	Amount	%
Service charges	$ 919	$ 958	$ (39)	(4.1)
Trust	130	121	9	7.4
Brokerage and insurance	91	75	16	21.3
Gains on loans sold	44	83	(39)	(47.0)
Investment securities gains, net	-	-	-	N/A
Earnings on bank owned life insurance	127	128	(1)	(0.8)
Other	134	87	47	54.0
Total	$ 1,445	$ 1,452	$ (7)	(0.5)

Non-interest Expense

Non-interest expenses decreased $143,000, or 1.1% for the nine months ended September 30, 2010 compared to the same period in 2009 due primarily to a decrease in FDIC Insurance expense.  Salaries and employee benefits increased $275,000 due to annual merit increases effective the beginning of 2010 which are approximately $154,000, increased expense related to providing employee’s insurance of $31,000, an $89,000 increase in the Company’s Supplemental Executive Retirement Plan (SERP) plan and an $87,000 increase related to profit sharing expense. These expenses were partially offset by a decrease of $155,000 related to the Company’s defined benefit pension plan.

FDIC Insurance decreased by $331,000 for the nine months ended September 30, 2010 compared to last year.  During 2009, as a result of additional bank failures related to the economic crisis, the FDIC increased premiums and added a special assessment for insurance premiums, which resulted in a significantly higher level of fees.  In lieu of an additional special assessment in the fourth quarter of 2009, the FDIC required assessments for the following three years, 2010 – 2012, to be prepaid in order to increase the monies available in the insurance fund.  These prepayments, aggregating $2.8 million, will be recognized as a charge to operations over the applicable three year period.

Professional fees increased $50,000 due to various legal and consulting costs. The majority of the decrease in other expenses is due to a $108,000 decrease in amortization of intangibles is due to certain intangible assets becoming fully amortized in 2009.

For the three months ended, September 30, 2010, salaries and employee benefits increased by $43,000 due to the reasons described above, which include merit increases of $45,000, SERP expense of $48,000, profit sharing expenses of $26,000, offset by a decrease in pension of $97,000. The decrease in FDIC insurance for the quarter of $32,000 is attributable to the reasons discussed above. The decrease in other expenses is a result of a decrease in amortization expense of $36,000 as discussed above.

The following tables reflect the breakdown of non-interest expense and professional fees for the three and nine months ended September 30, 2010 and 2009:

	Nine months ended September 30,		Change
	2010	2009	Amount	%
Salaries and employee benefits	$ 7,293	$ 7,018	$ 275	3.9
Occupancy	898	889	9	1.0
Furniture and equipment	331	336	(5)	(1.5)
Professional fees	509	459	50	10.9
FDIC Insurance	699	1,030	(331)	(32.1)
Other	3,440	3,581	(141)	(3.9)
Total	$ 13,170	$ 13,313	$ (143)	(1.1)

	Nine months ended September 30,		Change
	2010	2009	Amount	%
Other professional fees	$ 250	$ 215	$ 35	16.3
Legal fees	95	70	25	35.7
Examinations and audits	164	174	(10)	(5.7)
Total	$ 509	$ 459	$ 50	10.9

	Three months ended September 30,		Change
	2010	2009	Amount	%
Salaries and employee benefits	$ 2,436	$ 2,393	$ 43	1.8
Occupancy	295	272	23	8.5
Furniture and equipment	114	102	12	11.8
Professional fees	176	164	12	7.3
FDIC Insurance	245	277	(32)	(11.6)
Other	1,220	1,242	(22)	(1.8)
Total	$ 4,486	$ 4,450	$ 36	0.8

	Three months ended June 30,		Change
	2010	2009	Amount	%
Other professional fees	$ 79	$ 69	$ 10	14.5
Legal fees	42	33	9	27.3
Examinations and audits	55	62	(7)	(11.3)
Total	$ 176	$ 164	$ 12	7.3

Provision For Income Taxes

The provision for income taxes was $2,348,000 for the nine month period ended September 30, 2010 compared to $1,941,000 for the same period in 2009.  The increase is primarily attributable to an increase in income before provision for income taxes of $1,771,000. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 21.5% and 21.2% for the first nine months of 2010 and 2009,respectively, compared to the statutory rate of 34%.

For the three-months ended September 30, 2010 the provision for income taxes was $775,000 compared to $604,000 for the same period in 2009. The increase is primarily attributable to an increase in income before provision for income taxes of $680,000.

We invest in three limited partnership agreements that established low-income housing projects in our market areas. As a result of these agreements, for tax purposes we have recognized the entire $913,000 of tax credits from one project in the Towanda area that began in October of 2000. We have recognized $337,000 out of a total $385,000 of tax credits on the second project in the Wellsboro market which was completed in November 2001.  In 2005, we entered into a third limited liability partnership for a low-income housing project for senior citizens in our Sayre market area.  We have recognized $215,000 out of a total $574,000 of tax credits.  We anticipate recognizing $407,000 of tax credits over the next seven years, with a total $164,000 expected to be recognized in 2010.

Financial Condition

Total assets were $789.4 million at September 30, 2010, an increase of $59.9 million, or 8.2% from $729.5 million at December 31, 2009.  Net loans increased 3.9% to $469.2 million and investment securities increased 16.1% to $230.5 million at September 30, 2010.  Total deposits increased $49.7 million or 8.2% to $655.2 million since year-end 2009. Borrowed funds have increased $2.3 million to $56.5 million compared with $54.1 million at year-end.

Cash and Cash Equivalents

Cash and cash equivalents totaled $40.1 million at September 30, 2010 compared to $31.4 million at December 31, 2009, an increase of $8.6 million. The Company continues to hold significant cash reserves to invest in a future higher rate environment.   Non-interest-bearing cash increased $1.9 million since year-end 2009, while interest-bearing cash increased $6.7 million during that same period.  A portion of the increase in deposits over the first nine months has been offset by the increase in investment securities and loans issued during this time. Management actively measures and evaluates its liquidity through our Asset – Liability committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

Our investment portfolio increased by $31.9 million or 16.1% from December 31, 2009 to September 30, 2010.  During 2010 we purchased approximately $49.8 million of U.S. agency obligations, $3.0 million of U.S. Treasury notes, $1.3 million of mortgage backed securities, $19.0 million of state and local obligations and $500,000 of equity securities, which help offset the $18.8 million of principal repayments and $16.9 million of calls that occurred during the year. We also sold $8.9 million of U.S agency obligations, U.S Treasury notes and mortgage backed securities at a net gain of $99,000. The overall market value of our investment portfolio increased approximately $3.3 million due to market fluctuations since year end.  We have incurred significant unrealized gains in our U.S. agency obligations and state and local obligations since year end.  Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the nine month period ending September 30, 2010 yielded 4.40% compared to 5.21% for the same period in 2009 on a tax equivalent basis.

As mentioned above and seen in the table below, due to the continued economic downturn and the low interest rates, we have experienced significant prepayments of our mortgage backed securities of $18.8 million and calls on our agency bonds and state and local obligations of $16.9 million.  Due to the amount of cash flow from the investment portfolio as well as an increase in deposits and a lack of opportunities in other investment types, our strategy has been to reinvest funds mainly in short-term agency bonds (we purchased $49.8 million during the 2010 nine month period) and longer-term municipal bonds (we purchased $19.0 million during the 2010 nine month period).  We believe this strategy will enable us to reinvest cash flows in the next one to four years when we expect investment opportunities to improve.

Fair Market Value of Investment Portfolio
	September 30, 2010		December 31, 2009
(dollars in thousands)	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$ 95,236	41.3	$ 65,223	32.8
Obligations of state & political
subdivisions	79,297	34.4	59,574	30.0
Corporate obligations	3,337	1.4	3,166	1.6
Mortgage-backed securities	51,556	22.4	70,194	35.3
Equity securities	1,067	0.5	425	0.3
Total	$ 230,493	100.0	$ 198,582	100.0

	September 30, 2010/
	December 31, 2009
	Change
(dollars in thousands)	Amount	%
Available-for-sale:
U. S. Agency securities	$ 30,013	46.0
Obligations of state & political
subdivisions	19,723	33.1
Corporate obligations	171	5.4
Mortgage-backed securities	(18,638)	(26.6)
Equity securities	642	151.1
Total	$ 31,911	16.1

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

Total loans increased approximately $18.4 million or 4.0% during the first nine months of 2010.  Commercial real estate, construction, commercial and other loans and loans to state and political subdivisions increased $12.0 million, $3.9 million, $4.7 million and $1.5 million, respectively.  Residential real estate loans have decreased $3.3 million.

We have continued to experience lower demand for residential real estate and consumer loans due to several economic and competitive factors.  Recessionary pressures, higher unemployment, and a depressed housing market have had a negative impact on nonconforming, residential real estate mortgage and home equity loan growth.  Additionally, loan demand for conforming mortgages, which the Company sells on the secondary market, has also declined from last year as a result of increased competition from other local financial institutions. Through September 30, 2010, we have sold $6.7 million of loans in the secondary market compared to $17.8 million through this time last year.  The Company recognizes fee income for servicing these sold loans, which is included in non-interest income on the consolidated statement of income.  Despite the current lower level of loan demand, management continues to explore new competitively priced products that are attractive to our customers, and to build technologies which make it easier and more efficient for customers to choose the Company for their mortgage needs.

The growth in commercial real estate, construction, other commercial loans and state and political subdivision loans, despite the recessionary economic environment, reflects the Company’s focus on commercial lending as a means to increase loan growth and obtain deposits from farmers and small businesses throughout our market area.  We believe we have a strong team of experienced professionals and disciplined underwriting standards that enable us to meet the needs of these customers within our service area without incurring unreasonable risks.

	September 30		December 31,
	2010		2009
(in thousands)	Amount	%	Amount	%
Real estate:
Residential	$ 191,655	40.4	$ 194,989	42.7
Commercial	145,954	30.7	133,953	29.4
Agricultural	19,366	4.1	19,485	4.3
Construction	9,565	2.0	5,619	1.2
Loans to individuals
for household, family and other purchases	11,640	2.5	11,895	2.6
Commercial and other loans	48,820	10.3	44,101	9.7
State & political subdivision loans	47,792	10.0	46,342	10.1
Total loans	474,792	100.0	456,384	100.0
Less allowance for loan losses	5,588		4,888
Net loans	$ 469,204		$ 451,496

	September 30, 2010/
	December 31, 2009
	Change
(in thousands)	Amount	%
Real estate:
Residential	$ (3,334)	(1.7)
Commercial	12,001	9.0
Agricultural	(119)	(0.6)
Construction	3,946	70.2
Loans to individuals
for household, family and other purchases	(255)	(2.1)
Commercial and other loans	4,719	10.7
State & political subdivision loans	1,450	3.1
Total loans	$ 18,408	4.0

Allowance For Loan Losses

The allowance for loan losses is maintained at a level, which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses for the nine months ended September 30, 2010 and for the years ended December 31, 2009, 2008, 2007 and 2006:

	September 30	December 31,
	2010	2009	2008	2007	2006
Balance
at beginning of period	$ 4,888	$ 4,378	$ 4,197	$ 3,876	$ 3,664
Charge-offs:
Real estate:
Residential	47	76	31	64	37
Commercial	53	236	36	6	86
Agricultural	-	1	20	-	-
Loans to individuals for household,
family and other purchases	26	80	44	103	103
Commercial and other loans	158	153	115	13	64
Total loans charged-off	284	546	246	186	290
Recoveries:
Real estate:
Residential	-	1	6	2	6
Commercial	12	1	-	79	115
Agricultural	-	-	20	-	-
Loans to individuals for household,
family and other purchases	27	52	19	52	39
Commercial and other loans	105	77	52	9	12
Total loans recovered	144	131	97	142	172

Net loans charged-off (recovered)	140	415	149	44	118
Provision charged to expense	840	925	330	365	330
Balance at end of period	$ 5,588	$ 4,888	$ 4,378	$ 4,197	$ 3,876

Loans outstanding at end of period	$ 474,792	$ 456,384	$ 432,814	$ 423,379	$ 414,773
Average loans outstanding, net	$ 466,994	$ 442,921	$ 423,382	$ 411,927	$ 400,507
Non-performing assets:
Non-accruing loans	$ 11,820	$ 5,871	$ 2,202	$ 1,915	$ 1,668
Accrual loans - 90 days or more past due	1,560	884	383	275	1,690
Total non-performing loans	$ 13,380	$ 6,755	$ 2,585	$ 2,190	$ 3,358
Foreclosed assets held for sale	890	302	591	203	758
Total non-performing assets	$ 14,270	$ 7,057	$ 3,176	$ 2,393	$ 4,116
Annualized net charge-offs to average loans	0.04%	0.09%	0.04%	0.01%	0.03%
Allowance to total loans	1.18%	1.07%	1.01%	0.99%	0.93%
Allowance to total non-performing loans	41.76%	72.36%	169.36%	191.64%	115.43%
Non-performing loans as a percent of loans
net of unearned income	2.82%	1.48%	0.60%	0.52%	0.81%
Non-performing assets as a percent of loans
net of unearned income	3.01%	1.55%	0.73%	0.57%	0.99%

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2009 to September 30, 2010 in non-performing loans(dollars in thousands). Non-performing loans include those loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	September 30, 2010				December 31, 2009
		Non-Performing Loans				Non-Performing Loans
	30 - 90 Days	90 Days Past	Non-	Total Non-	30 - 90 Days	90 Days Past	Non-	Total Non-
(in thousands)	Past Due	Due Accruing	accrual	Performing	Past Due	Due Accruing	accrual	Performing
Real estate:
Residential	$ 1,245	$ 215	$ 467	$ 682	$ 1,629	$ 75	$ 810	$ 885
Commercial	1,585	1,305	7,523	8,828	1,558	635	1,863	2,498
Agricultural	-	18	2,301	2,319	75	-	2,094	2,094
Construction	-	-	-	-	-	-	749	749
Loans to individuals for household,
family and other purchases	62	3	2	5	88	10	1	11
Commercial and other loans	57	19	1,527	1,546	610	75	354	429
State & political subdivision loans	-	-	-	-	-	89	-	89
Total nonperforming loans	$ 2,949	$ 1,560	$ 11,820	$ 13,380	$ 3,960	$ 884	$ 5,871	$ 6,755

	Change in Non-Performing Loans
(in thousands)	Amount	%
Real estate:
Residential	$ (203)	(22.9)
Commercial	6,330	253.4
Agricultural	225	10.7
Construction	(749)	(100.0)
Loans to individuals for household,
family and other purchases	(6)	(54.5)
Commercial and other loans	1,117	260.4
State & political subdivision loans	(89)	(100.0)
Total nonperforming loans	$ 6,625	98.1

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

Management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate as of September 30, 2010.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, continued high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The adequacy of the allowance for loan losses is subject to a formal, quarterly analysis by management of the Company.  In order to better analyze the risks associated with the loan portfolio, the entire portfolio is divided into several categories.  As stated above, loans on non-accrual status are specifically reviewed for impairment and given a specific reserve, if appropriate.  Loans evaluated and not found to be impaired are included with other performing loans, by category, by their respective homogenous pools.  For the analysis prepared as of September 30, 2010, three year average historical loss factors were calculated for each pool and applied to the performing portion of the loan category.  Previously, five year averages were utilized.  Management believes that using a shorter experience period better reflects more current economic impacts and loan charge-off trends. The historical loss factors for both reviewed and homogeneous pools are adjusted based upon the following qualitative factors:

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

The balance in the allowance for loan losses was $5,588,000 or 1.18% of total loans as of September 30, 2010 as compared to $4,888,000 or 1.07% of loans as of December 31, 2009.  The $700,000 increase is a result of a $840,000 provision for the first nine months less net charge-offs of $140,000.  Gross charge-offs for the first nine months of 2010 were $284,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of the nine months ended September 30, 2010 and for the years ended December 31, 2009, 2008, 2007 and 2006:

	September 30		December 31
	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$ 866	40.4	$ 801	42.7	$ 694	46.0	$ 599	47.7	$ 614	49.7
Commercial, agricultural	3,372	34.8	2,864	33.6	2,303	28.8	2,128	27.7	1,676	26.8
Construction	25	2.0	20	1.2	5	2.6	-	2.7	-	1.7
Loans to individuals
for household,
family and other purchases	124	2.5	131	2.6	449	2.7	424	3.1	734	3.0
Commercial and other loans	1,037	10.3	918	9.7	807	8.8	736	8.2	582	7.9
State & political subdivision loans	129	10.0	93	10.1	19	11.1	22	10.6	22	10.9
Unallocated	35	N/A	60	N/A	101	N/A	288	N/A	248	N/A
Total allowance for loan losses	$ 5,588	100.0	$ 4,888	100.0	$ 4,378	100.0	$ 4,197	100.0	$ 3,876	100.0

For the nine month period ending September 30, 2010, we recorded a provision for loan losses of $840,000, which compares to $700,000 for the same time period in 2009.  The increase is attributable to current economic conditions and an increase in non-performing loans in comparison to the same period last year.  Non-performing loans increased $6.6 million or 98.1%, from December 31, 2009 to September 30, 2010. Approximately 90.6% of the Bank’s non-performing loans are associated with the following six customer relationships:

▪
A commercial customer with a total loan relationship of $6.4 million secured by 140 residential properties and one commercial building requested a debt restructuring due to losses incurred as a result of investment losses unrelated to the customer’s operations. This loan was placed on non-accrual status in the third quarter of 2010. Management of the Bank is continuing to gather additional information including updated appraisals on the collateral securing the debt and an understanding of the customer’s current operations and cash flow from those operations to determine the extent, if any, of any loan impairment. During the third quarter, the Bank received 23 updated appraisals. The valuations calculated in the new appraisals approximated 84.9% of the original appraisal. For a separate 70 properties, management of the Bank performed an analysis of the collateral based upon an observation of the collateral and based on this observation assigned a percentage ranging from 100% to 50% depending on the condition of the collateral. This process resulted in a valuation that was approximately 85% of the original appraisals. Based on these two considerations, for the remaining properties, the Bank discounted the original appraisals by 15%. Utilizing the revised collateral values, the relationship has a loan to value ratio of approximately 84.9%.  As of September 30, 2010, a specific allocation of the allowance for loan losses of $219,000 was allocated for these loans. This amount was determined by utilizing the revised collateral values and discounting for selling and holding costs. The Bank has not agreed to any restructuring and will wait until additional information is received and evaluated prior to making any decision related to the requested restructuring. Additionally, through October 31, 2010 all loans in this relationship are current with no historical loan delinquencies.

▪
An agricultural customer with a total loan relationship of $3.3 million is considered non-accrual as of September 30, 2010. Included within this relationship is $1.1 million of loans which are subject to Farm Service Agency guarantees. The current economic struggles of dairy farmers, caused primarily from decreased milk prices, have created cash flow difficulties for this customer.  While we are hopeful that increased milk prices would significantly improve cash flows for this borrower, there is no certainty that this will occur.  Without a sizable and sustained increase in milk prices, we will need to rely upon the collateral for repayment of interest and principal.  A real estate appraisal was completed in October, 2009, which together with a collateral analysis on equipment and livestock, resulted in an updated collateral value of approximately $4.0 million.  Based upon this analysis, management determined not to allocate a specific reserve to this loan. The customer’s loan payments have been current since March 2010.

▪
A real estate rental customer with a total loan relationship of $412,000 is considered non-accrual as of September 30, 2010. The current recessionary economic conditions have significantly impacted the cash flows from the customer’s rental properties. Based upon an analysis of the collateral value, management allocated a specific reserve of $19,000 to this loan. During the second quarter of 2010, the Bank completed a foreclosure action on a loan associated with this customer that had a balance of $678,000 at the time the foreclosure was completed. As of September 30, 2010, other assets include $570,000 related to this foreclosure as certain properties obtained as part of the foreclosure were sold in third quarter.

▪
A commercial customer with a total relationship of $469,000 composed of commercial real estate and other commercial loans was placed on non-accrual in 2010 due to inadequate cash flows as a result of the downturn in the economy, which has had a significant impact on his modular home business. Subsequent to September 30, 2010, the customer sold one modular home unit and the Bank received proceeds of $111,000 from this sale leaving a balance of approximately $358,000. Based upon an analysis of the collateral value, management determined not to allocate a specific reserve to this loan.

▪
A real estate rental customer with a total loan relationship of $544,000 is considered non-accrual as of September 30, 2010. The current recessionary economic conditions have significantly impacted the cash flows from the customer’s rental properties. Subsequent to September 30, 2010, the customer sold several properties and the bank received proceeds from these sales of approximately $420,000 leaving a balance of approximately $124,000. Based upon an analysis of the remaining collateral values, management determined not to allocate a specific reserve to this loan.

▪
A commercial customer with a relationship of approximately $1.0 million is past due 90 days and still accruing as of September 30, 2010. The current recessionary economic conditions have significantly impacted the cash flows from the customer’s activities. Management has reviewed the collateral and has determined that no specific reserve is required as of September 30, 2010. Management will evaluate in the fourth quarter as to whether this loan should be placed on non-accrual.

The decrease in loans 30-89 days past due is primarily the result of approximately $514,000 of loans being considered nonaccrual as of September 30, 2010 that were less than 90 days past due as of December 31, 2009.

While the increase in the allowance of 14.3% and provision for loan losses of 20% have not matched the increase in the Bank’s non-performing loans of 98.1%, Management of the Bank believe that the allowance for loan losses is adequate. This is based on the following factors:

•
While non-performing loans have increased, $6.6 million or 98.1%, 72.1% of this balance or $9.6 million is current as of September 30, 2010. Additionally, as noted above, 90.6% of our non-performing loans are with 6 customers.

•	Net and gross charge-offs continue to be low in relation to the size of the Bank’s loan portfolio.

•
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

Bank Owned Life Insurance

The Company purchased bank owned life insurance to offset future employee benefit costs.  As of September 30, 2010 the cash surrender value of this life insurance is $13,043,000, which has resulted in income recognized in the first nine months ended September 30, 2010 of $376,000 compared to $364,000 for the same period in 2009. The use of life insurance policies provides the Bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the individuals) provides partial recovery of cash outflows associated with the benefits.

Premises and Equipment

Premises and equipment increased approximately $717,000 from $12.2 at December 31, 2009 to $12.9 at September 30, 2010, an increase of 5.9%.  This occurred primarily as a result of the new branch construction in Wellsboro, Pennsylvania that was completed in August 2010, which amounted to approximately $1.1 million during the first nine months of 2010, offset by depreciation of $491,000 during the first nine months of 2010.

Deposits

Deposits increased $49.7 million or 8.2%, since December 31, 2009. The increase in deposits is due to several reasons. As previously mentioned our market area has been positively impacted by oil and gas exploration activities.  We have developed targeted products to meet the needs of customers benefiting from this activity.  The overall turbulence and volatility in the financial markets has also resulted in customers seeking more stability in their deposits.  Finally, our ability to work with local municipalities to meet their business needs has resulted in increased deposits.

As of September 30, 2010, non-interest-bearing deposits, NOW accounts, savings accounts and money market deposit accounts, have all increased by $8.7 million, $24.9 million, $10.0 million, and $8.2 million, respectively, from December 31, 2009. Certificates of deposit have decreased $2.1 million since December 31, 2009, as a result of customers investing in other options in this low rate environment. As mentioned, oil and gas exploration has had a significant impact on this segment as well.  The Bank currently does not have any outstanding brokered certificates of deposit.

	September 30		December 31,
	2010		2009
(in thousands)	Amount	%	Amount	%
Non-interest-bearing deposits	$ 68,794	10.5	$ 60,061	9.9
NOW accounts	161,042	24.6	136,153	22.5
Savings deposits	59,016	9.0	49,049	8.1
Money market deposit accounts	50,364	7.7	42,210	7.0
Certificates of deposit	316,024	48.2	318,086	52.5
Total	$ 655,240	100.0	$ 605,559	100.0

	June 30, 2010/
	December 31, 2009
	Change
(in thousands)	Amount	%
Non-interest-bearing deposits	$ 8,733	14.5
NOW accounts	24,889	18.3
Savings deposits	9,967	20.3
Money market deposit accounts	8,154	19.3
Certificates of deposit	(2,062)	(0.6)
Total	$ 49,681	8.2

Borrowed Funds

Borrowed funds increased $2.3 million during the first nine months of 2010. The majority of this increase is the result of one new customer obtained by the Bank in 2010 utilizing repurchase agreements. During the nine months ended September 30, 2010, the Bank had $3.0 million of long-term borrowings with the Federal Home Loan Bank of Pittsburgh mature and borrowed $3.0 million from the Federal Home Loan Bank of Pittsburgh. The Bank’s current strategy for borrowings is to replace any maturities with five to seven year borrowings due to the current interest rate environment. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available primarily through the Federal Home Loan Bank of Pittsburgh.

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

In December, 2008, the Company entered into an interest rate swap agreement to convert the above mentioned floating-rate debt to fixed rate debt on a notional amount of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreement was entered into on December 17, 2008 and expires December 17, 2013.  The fair value of the interest rate swap at September 30, 2010 was a liability of $520,000 and is included within other liabilities on the Consolidated Balance Sheet.

Stockholder’s Equity

We evaluate stockholders’ equity in relation to total assets and the risks associated with those assets.  The greater the capital resource, the more likely a corporation will meet its cash obligations and absorb unforeseen losses.  For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total stockholders’ equity was $69.6 million at September 30, 2010 compared to $61.5 million at December 31, 2009, an increase of $8.1 million or 13.2%.  Excluding accumulated other comprehensive income, stockholder’s equity increased $6.2 million, or 10.3%.  In the first nine months of 2010, the Company had net income of $8.6 million and paid dividends of $2.2 million, representing a dividend payout ratio of 25.6%.  The Company purchased 13,723 shares of treasury stock at a weighted average cost of $27.75 per share.  From treasury stock, the Company also awarded 5,090 shares of restricted stock to employees and 800 shares to the Board of Directors under equity incentive programs. During the nine month period ended September 30, 2010, two employees with 467 unvested shares of restricted stock resigned, which were transferred to treasury stock.

All of the Company’s investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments.  Accumulated other comprehensive income increased $1.9 million from December 31, 2009 as a result of market value fluctuations.

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

	September 30		December 31,
(dollars in thousands)	2010		2009
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$69,912	14.60%	$62,751	13.77%
For capital adequacy purposes	38,299	8.00%	36,464	8.00%
To be well capitalized	47,874	10.00%	45,580	10.00%

Tier I capital (to risk-weighted assets)
Company	$64,255	13.42%	$57,839	12.69%
For capital adequacy purposes	19,150	4.00%	18,232	4.00%
To be well capitalized	28,724	6.00%	27,348	6.00%

Tier I capital (to average assets)
Company	$64,255	8.37%	$57,839	8.15%
For capital adequacy purposes	30,709	4.00%	28,381	4.00%
To be well capitalized	38,386	5.00%	35,478	5.00%

The Bank’s computed risk-based capital ratios are as follows:

	September 30		December 31,
(dollars in thousands)	2010		2009
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$64,466	13.50%	$57,182	12.56%
For capital adequacy purposes	38,191	8.00%	36,414	8.00%
To be well capitalized	47,739	10.00%	45,518	10.00%

Tier I capital (to risk-weighted assets)
Bank	$58,878	12.33%	$52,286	11.49%
For capital adequacy purposes	19,096	4.00%	18,207	4.00%
To be well capitalized	28,643	6.00%	27,311	6.00%

Tier I capital (to average assets)
Bank	$58,878	7.68%	$52,286	7.38%
For capital adequacy purposes	30,652	4.00%	28,348	4.00%
To be well capitalized	38,316	5.00%	35,436	5.00%

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2010 (dollars in thousands):

Commitments to extend credit	$75,343
Standby letters of credit	4,482
$79,825

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for personal. Effective in the third quarter of 2010, overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at September 30, 2010 was $10,788,000.  The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other significant uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures during the first nine months of 2010 were $1.2 million, compared to $1.1 million during the same time period in 2009.  Our new branch construction in Wellsboro, Pennsylvania accounted for most of the expenditure in 2010, while the construction of the new branch in Troy accounted for the expenditures in 2009.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short-term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $271.9 million, of which $39.0 million was outstanding at September 30, 2010. Additionally, we have a Federal funds line totaling $10.0 million from a third party bank at market rates.  This line is not drawn upon. We also have borrower in custody line with the Federal Reserve Board of approximately $13.5 million, which also is not drawn upon as of September 30, 2010.

Citizens Financial is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial’s primary source of income is dividends received from the Bank.  The Bank may not, under the National Bank Act, declare a dividend without approval of the OCC, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The Federal Reserve Board, the OCC and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At September 30, 2010, Citizens Financial had liquid assets of $5.3 million.

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

Currently, our Company has equity securities that represent only .5% of our investment portfolio and, therefore, equity risk is not significant.

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

We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure.  A shock analysis during the third quarter of 2010 indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twelve to twenty-four months.

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

(b) Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. Other than noted below, at September 30, 2010 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

7/1/10 to 7/31/10	-	$0.00	-	37,253
8/1/10 to 8/31/10	63	$26.00	63	37,190
9/1/10 to 9/30/10	188	$29.00	188	37,002
Total	251	$28.25	251	37,002

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

10.1	*First Citizens National Bank Annual Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

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

Citizens Financial Services, Inc.

November 12, 2010	By:	/s/ Randall E. Black
By: Randall E. Black
President and Chief Executive Officer (Principal Executive Officer)

November 12, 2010	By:	/s/ Mickey L. Jones
By: Mickey L. Jones
Chief Financial Officer (Principal Accounting Officer)