Form 10-K
CITIZENS FINANCIAL SERVICES INC
filed 2011-03-10
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

■     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2010

or

□     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-13222

CITIZENS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	23-2265045
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
15 South Main Street, Mansfield, Pennsylvania	16933
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(570) 662-2121

Securities registered pursuant to Section 12(b) of the Act:	None

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
    □  Yes     ■  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $71,824,693 as of June 30, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,887,367 as of February 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III is incorporated by reference to the Registrant’s Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders.

II

Citizens Financial Services, Inc. Form 10-K INDEX
Page
PART I
ITEM 1 – BUSINESS	1 – 5
ITEM 1A – RISK FACTORS	5 – 10
ITEM 1B – UNRESOLVED STAFF COMMENTS	10
ITEM 2 – PROPERTIES	10
ITEM 3 – LEGAL PROCEEDINGS	10
ITEM 4 – [REMOVED AND RESERVED]	10
PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	11 – 12
ITEM 6 – SELECTED FINANCIAL DATA	13
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	14 – 42
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	43
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	44 – 87
ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	88
ITEM 9A – CONTROLS AND PROCEDURES	88
ITEM 9B– OTHER INFORMATION	88
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	89
ITEM 11 – EXECUTIVE COMPENSATION	89
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	89 – 90
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	90
ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES	90
PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	91 – 92
SIGNATURES	93

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

Our Company is primarily engaged in the ownership and management of the Bank and the Bank’s wholly-owned insurance agency subsidiary, First Citizens Insurance Agency, Inc.

FIRST CITIZENS NATIONAL BANK

The Bank’s main office is located at 15 South Main Street, Mansfield, (Tioga County) Pennsylvania.  The Bank’s primary market area consists of the Pennsylvania Counties of Bradford, Potter and Tioga in North Central Pennsylvania.  It also includes Allegany, Steuben, Chemung and Tioga Counties in Southern New York.  The economy is diversified and includes manufacturing industries, wholesale and retail trade, service industries, family farms and the production of natural resources of gas and timber.  We are dependent geographically upon the economic conditions in north central Pennsylvania and the southern tier of New York.  In addition to the main office, the Bank has 17 other full service branch offices in its market area and a loan production office located in Clinton County, Pennsylvania, which was opened in December 2010. Included in the 18 full service branch offices is an office that was opened in January 2011 in Rome, Pennsylvania.

The Bank is a full-service bank engaging in a broad range of banking activities and services for individual, business, governmental and institutional customers.  These activities and services principally include checking, savings, time and deposit accounts; real estate, commercial, industrial, residential and consumer loans; and a variety of other specialized financial services.  The Trust and Investment division of the Bank offers a full range of client investment, estate and retirement services through First Citizens Insurance Agency, Inc.

As of December 31, 2010, the Bank employed 156 full time employees and 30 part-time employees, resulting in 170 full time equivalent employees at our corporate offices and other banking locations.

COMPETITION

The banking industry in the Bank’s service area continues to be extremely competitive, both among commercial banks and with financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies, credit unions and internet banks.  The increased competition has resulted from changes in the legal and regulatory guidelines as well as from economic conditions, specifically, the additional wealth resulting from the exploration of the Marcellus Shale in our primary market.  Mortgage banking firms, financial companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms and even government agencies provide additional competition for loans and other financial services.  The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Additional information related to our business and competition is included in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

SUPERVISION AND REGULATION

GENERAL

The Company is registered as a bank holding company and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended.  The Company is considered a bank holding company.  Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board.  The Federal Reserve Board has issued regulations under the Bank Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks.  As a result, the Federal Reserve Board, pursuant to such regulations, may require the Company to use its resources to provide adequate capital funds to its bank subsidiary during periods of financial stress or adversity.

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

In addition to the risk-based capital guidelines, the Federal Reserve Board requires a bank holding company to maintain a leverage ratio of a minimum level of Tier 1 capital (as determined under the risk-based capital guidelines) equal to 3% of average total consolidated assets for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion.  All other bank holding companies are required to maintain a ratio of at least 4%.  The Bank is subject to largely similar capital requirements adopted by the OCC.

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

REGULATORY RESTRICTIONS ON DIVIDENDS

The Bank may not, under the National Bank Act, declare a dividend without approval of the OCC, unless the dividend to be declared by the Bank's Board of Directors does not exceed the total of:  (i) the Bank's net profits for the current year to date, plus (ii) its retained net profits for the preceding two years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The Federal Reserve Board, the OCC and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend. Those rules also authorize the Federal Reserve Board to prohibit a bank holding company from paying dividends under certain circumstances if its subsidiary bank is undercapitalized.

Under these policies and subject to the restrictions applicable to the Bank, the Bank could have declared, during 2010, without prior regulatory approval, aggregate dividends of approximately $15.2 million, plus net profits earned to the date of such dividend declaration.

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

INSURANCE OF DEPOSIT ACCOUNTS

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (DIF) of the FDIC.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations.  Assessment rates currently range from seven to 77.5 basis points of assessable deposits.  The FDIC may adjust the scale uniformly, except that no adjustment can deviate more than three basis points from the base scale without notice and comment.  No institution may pay a dividend if it is in default of the federal deposit insurance assessment.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires the FDIC to revise its procedures to base its assessments upon average consolidated total assets less average tangible equity instead of deposits. On February 7, 2011, the FDIC issued final rules, effective April 1, 2011, implementing changes to the assessment rules from the Dodd-Frank Act.  Initially, the base assessment rates will range from 2.5 to 45 basis points.  The rate schedules will automatically adjust in the future when the DIF reaches certain milestones.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, in order to cover losses to the DIF.  That special assessment was collected on September 30, 2009.  The FDIC provided for similar assessments during the final two quarters of 2009.

In lieu of further special assessments, however, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  The estimated assessments, which included an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000.  That coverage was made permanent by the Dodd-Frank Act.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended December 31, 2010 averaged 1.04 basis points of assessable deposits.

The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has recently exercised that discretion by establishing a long range fund ratio of 2%.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing.  The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

REGULATORY RESTRUCTURING LEGISLATION

On July 21, 2010, President Obama signed the Dodd-Frank Act, which is legislation that restructures the regulation of depository institutions.  In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees, reduces the federal preemption afforded to national banks and contains a number of reforms related to mortgage originations.  Many of the provisions of the Dodd-Frank Act contain delayed effective dates and/or require the issuance of regulations.  As a result, it will be some time before their impact on operations can be assessed by management.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and higher compliance, operating, and possibly, interest costs for the Company and the Bank.

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

A continuation or worsening of economic conditions could result in increases in our level of nonperforming loans and/or reduced demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our primary market area.  These conditions include the level of short-term and long-term interest rates, inflation, deflation, unemployment levels, real estate values, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular.  The national economy has recently experienced a recession, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence.  Dramatic declines in the U.S. housing market over the past few years, with decreasing home prices and increasing foreclosures, have negatively affected the credit performance of mortgage loans and other loans and investments tied to the residential housing market and have resulted in significant write-downs of asset values by many financial institutions.  Our local economy has experienced similar economic conditions, although the deterioration may not be as severe in some respects as the national economy overall.  A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms.  Nearly all of our loans are secured by real estate and a majority of our loans are made to individuals and businesses in the localities in which we have offices.  As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would hurt our earnings.  The economic downturn could also result in reduced demand for credit, which would hurt our revenues.

Turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Beginning in 2008, United States and global financial markets experienced severe disruption and volatility, and general economic conditions have declined significantly.  Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a negative impact on the industry.  The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have implemented programs intended to improve general economic conditions.  The U.S. Department of the Treasury created the Capital Purchase Program under the Troubled Asset Relief Program (“TARP”), pursuant to which the Treasury Department provided additional capital to participating financial institutions through the purchase of preferred stock or other securities.  We did not participate in the TARP Capital Purchase Program.  Other measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; regulatory action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.  Factors that could continue to pressure financial services companies, including us, are numerous and include (1) worsening credit quality, leading among other things to increases in loan losses, (2) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in asset values, (3) capital and liquidity concerns regarding financial institutions generally, (4) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (5) weakened economic conditions that are deeper or last longer than currently anticipated.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers do not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. A decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the Office of the Comptroller of the Currency, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the Office of the Comptroller of the Currency after a review of the information available at the time of its examination. Our allowance for loan losses amounted to $5.9 million, or 1.25% of total loans outstanding and 47.15% of nonperforming loans, at December 31, 2010. Our allowance for loan losses at December 31, 2010 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at December 31, 2010, we had a total of 15 loan relationships with outstanding balances that exceeded $3.0 million, 13 of which were performing according to their original terms. However, the deterioration of one or more of these loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

Our emphasis on commercial real estate, agricultural and construction lending may expose us to increased lending risks.

At December 31, 2010, we had $152.5 million in loans secured by commercial real estate, $19.1 million in agricultural loans and $9.8 million in construction loans.  Commercial real estate loans, agricultural and construction loans represented 32.2%, 4.0% and 2.1%, respectively, of our loan portfolio.  At December 31, 2010, we had $3.4 million of reserves specifically allocated to these loan types.  While commercial real estate, agricultural  and construction loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio monthly and at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2010, our investment portfolio included available for sale investment securities with a carrying value of $248.1 million and an estimated fair value of $251.3 million, which included unrealized losses on 85 securities totaling $2.3 million.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down theses securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

The Company’s financial condition and results of operations are dependent on the economy in the Bank’s market area.

The Bank’s primary market area consists of the Pennsylvania Counties of Bradford, Potter and Tioga in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga Counties in Southern New York.  As of December 31, 2010, management estimates that approximately 93% of deposits and 81% of loans came from its market area.  Because of the Bank’s concentration of business activities in its market area, the Company’s financial condition and results of operations depend upon economic conditions in its market area.  Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.  Conditions such as inflation, recession, unemployment, high interest rates and short money supply and other factors beyond our control may adversely affect our profitability.  We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the States of Pennsylvania and New York could adversely affect the value of our assets, revenues, results of operations and financial condition.  Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Local economic conditions are being increasingly impacted by the exploration of the Marcellus Shale natural gas exploration and drilling activities.

The economy in a large portion of our market areas is becoming increasingly influenced by the natural gas industry. Our market area is predominately centered in the Marcellus Shale natural gas exploration and drilling area.  These natural gas exploration and drilling activities have significantly impacted the overall interest in real estate in our market area due to the related lease and royalty revenues associated with it.  The natural gas activities have had a positive impact on the value of local real estate. Additionally, many of our customers provide transportation and other services and products that support natural gas exploration and production activities.  Moreover, we have experienced an increase in deposits as a result of this natural resource exploration and have developed products specifically targeting those that have benefited from this activity. Exploration and drilling of the natural gas reserves in the Marcellus Shale in our market area may be affected by federal, state and local laws and regulations such as restrictions on production, permitting, changes in taxes and environmental protection, which could negatively impact our customers and, as a result, negatively impact our loan and deposit volume.  If there is a significant downturn in this industry, as a result of regulatory action or otherwise, the ability of our borrowers to repay their loans in accordance with their terms could be negatively impacted and/or reduce demand for loans. Finally, the borrowing needs of some of the residents in our market area have been limited due to the economic benefits afforded them as a result of the Marcellus Shale.  These factors could have a material adverse effect on our business, prospects, financial condition and results of operations.

Increased and/or special FDIC assessments will hurt our earnings

During 2010 and 2009, the United States experienced a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the DIF. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In lieu of imposing a special assessment, in the fourth quarter of 2009, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act restructures the regulation of depository institutions.  Under the Dodd-Frank Act, the Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency.  Also included is the creation of a new federal agency to administer consumer protection and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well and State Attorneys General will have greater authority to bring a suit against a federally chartered institution, such as First Citizens National Bank, for violations of certain state and federal consumer protection laws.  The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009.  The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.

In addition to the enactment of the Dodd-Frank Act, the federal bank regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the current economic climate.  These actions include entering into written agreements and cease and desist orders that place certain limitations on their operations.  Federal bank regulators recently have also been using with more frequency their ability to impose individual minimum capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the FDIC’s prompt corrective action regulations.  If the Bank or the Company were to become subject to a supervisory agreement or higher capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

The Company and the Bank operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

The Bank is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, our chartering authority, and by the FDIC, as insurer of its deposits.  The Company is subject to regulation and supervision by the Federal Reserve Board.  Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of the Bank.  The regulation and supervision by the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC are not intended to protect the interests of investors in the Company’s common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Strong competition within the Bank’s market area could hurt profits and slow growth.

The Bank faces intense competition both in making loans and attracting deposits.  This competition has made it more difficult for the Bank to make new loans and at times has forced the Bank to offer higher deposit rates.  Price competition for loans and deposits might result in the Bank earning less on loans and paying more on deposits, which would reduce net interest income.  Competition also makes it more difficult to increase loans and deposits.  As of June 30, 2010, which is the most recent date for which information is available, we held 34.1% of the deposits in Bradford, Potter and Tioga Counties, Pennsylvania , which was the second largest share of deposits out of eight financial institutions with offices in the area, and 6.6% of the deposits in Allegany County, New York, which was the fourth largest share of deposits out of five financial institutions with offices in this area.  Competition also makes it more difficult to hire and retain experienced employees.  Some of the institutions with which the Bank competes have substantially greater resources and lending limits than the Bank has and may offer services that the Bank does not provide.  Management expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  The Bank’s profitability depends upon its continued ability to compete successfully in its market area.

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

Failure to implement new technologies in our operations may adversely affect our growth, profits or reputation.

The market for financial services, including banking services and consumer finance services, is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, Internet-based banking and telebanking. Our ability to compete successfully in our markets may depend on the extent to which we are able to exploit such technological changes. However, we can provide no assurance that we will be able properly or timely to anticipate or implement such technologies or properly train our staff and customers to use such technologies.  Any failure to adapt to new technologies could adversely affect our business, financial condition or operating results.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2 – PROPERTIES.

The headquarters of the Company and Bank are located at 15 South Main Street, Mansfield, Pennsylvania. The building contains the central offices of the Company and Bank. Our bank owns fifteen banking facilities and leases five other facilities. All buildings owned by the Bank are free of any liens or encumbrances.

The net book value of owned properties and leasehold improvements totaled $11,688,250 as of December 31, 2010.  The properties are adequate to meet the needs of the employees and customers. We have equipped all of our facilities with current technological improvements for data and word processing.

ITEM 3 - LEGAL PROCEEDINGS.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 4 – [REMOVED AND RESERVED]

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

			Dividends			Dividends
	2010		declared	2009		declared
	High	Low	per share	High	Low	per share
First quarter	$ 29.50	$ 25.50	$ 0.250	$ 19.80	$ 16.93	$ 0.240
Second quarter	29.50	26.50	0.255	22.77	18.32	0.245
Third quarter	33.50	27.00	0.255	24.00	20.79	0.245
Fourth quarter	40.00	32.00	0.335	25.30	23.05	0.300

The Company has paid dividends since April 30, 1984, the effective date of our formation as a bank holding company. The Company's Board of Directors expects that comparable cash dividends will continue to be paid by the Company in the future;  however, future dividends necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors in existence at the time the Board of Directors considers a dividend policy. Cash available for dividend distributions to stockholders of the Company comes from dividends paid to the Company by the Bank. Therefore, restrictions on the ability of the Bank to make dividend payments are directly applicable to the Company.  See “Note 15 – Regulatory Matters” to the consolidated financial statements.

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

The Company distributed a 1% stock dividend on July 28, 2010 to all shareholders of record as of July 14, 2010.

As of February 28, 2011, the Company had approximately 1,506 stockholders of record.  The computation of stockholders of record excludes individual participants in securities positions listings. The following table presents information regarding the Company’s stock repurchases during the three months ended December 31, 2010:

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

10/1/10 to 10/31/10	-	-	-	37,002
11/1/10 to 11/30/10	-	-	-	37,002
12/1/10 to 12/31/10	140	$36.00	140	36,862
Total	140	$36.00	140	36,862

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

ITEM 6 - SELECTED FINANCIAL DATA.

The following table sets forth certain financial data as of and for each of the years in the five year period ended December 31, 2010:

(in thousands, except share data)	2010	2009	2008	2007	2006
Interest income	$ 39,000	$ 38,615	$ 37,238	$ 36,024	$ 32,851
Interest expense	11,340	13,231	14,058	16,922	14,953
Net interest income	27,660	25,384	23,180	19,102	17,898
Provision for loan losses	1,255	925	330	365	330
Net interest income after provision
for loan losses	26,405	24,459	22,850	18,737	17,568
Non-interest income	5,911	5,708	5,245	5,114	4,712
Investment securities gains (losses), net	99	139	(4,089)	(29)	4
Non-interest expenses	17,757	17,759	15,877	15,314	15,027
Income before provision for income taxes	14,658	12,547	8,129	8,508	7,257
Provision for income taxes	3,156	2,683	1,224	1,772	1,457
Net income	$ 11,502	$ 9,864	$ 6,905	$ 6,736	$ 5,800

Return on assets (net income to average total assets)	1.50%	1.42%	1.13%	1.16%	1.05%
Return on equity (net income to average total equity)	18.13%	17.65%	13.51%	14.38%	13.21%
Dividend payout ratio (dividends declared divided by net income)	27.50%	29.92%	40.77%	37.86%	42.10%
Equity to asset ratio (average equity to average total assets,	8.25%	8.02%	8.33%	8.10%	7.98%
excluding other comprehensive income)

Per share data:
Net income (1)	$ 3.97	$ 3.40	$ 2.38	$ 2.30	$ 1.96
Cash dividends (1)	1.09	1.02	0.97	0.87	0.83
Book value (1) (2)	23.38	20.51	18.17	16.80	15.43

Total investments	$ 251,303	$ 198,582	$ 174,139	$ 120,802	$ 109,743
Loans, net	467,602	451,496	428,436	419,182	410,897
Total assets	812,526	729,477	668,612	591,029	572,168
Total deposits	680,711	605,559	546,680	456,028	446,515
Stockholders' equity	68,690	61,527	52,770	48,528	43,500

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

·
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

Our Company currently engages in the general business of banking throughout our service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 20 banking facilities, 18 of which operate as bank branches.  In Pennsylvania, these offices are located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Wellsboro Weis Market store and the Mansfield Wal-Mart Super Center.  In New York, our office is in Wellsville.  We opened a loan production office in Lock Haven, Pennsylvania in December of 2010 and Rome, Pennsylvania branch was opened in January 2011, which are included in the 20 banking facilities.

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

TRUST AND INVESTMENT SERVICES

Our Investment and Trust Services Division is committed to helping our customers meet their financial goals.  The Trust Division offers professional trust administration, investment management services, estate planning and administration, custody of securities and individual retirement accounts.  Assets held by the Bank in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Bank.  As of December 31, 2010 and 2009, non-deposit investment products under management totaled $70.1 million and $46.2 million, respectively.  Additionally, as summarized in the table below, the Trust Department had assets under management as of December 31, 2010 and 2009 of $95.1 million and $85.9 million, respectively.  The increase is primarily due to an increase in the fair value of plan assets given the overall market increase in equity securities and mutual funds during 2010.

(market values - in thousands)	2010	2009
INVESTMENTS:
Bonds	$ 20,503	$ 21,007
Stock	21,700	18,754
Savings and Money Market Funds	14,189	10,396
Mutual Funds	36,617	34,001
Mortgages	879	836
Real Estate	1,243	931
Miscellaneous	1	8
TOTAL	$ 95,132	$ 85,933
ACCOUNTS:
Trusts	29,901	27,478
Guardianships	1,401	552
Employee Benefits	33,358	31,781
Investment Management	29,975	25,678
Custodial	497	444
TOTAL	$ 95,132	$ 85,933

Our financial consultants offer full service brokerage services throughout the Bank’s market area.  Appointments can be made at any Bank branch.  The financial consultants provide financial planning with their choice of mutual funds, annuities, health and life insurance.  These products are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.

In addition to the Trust and Brokerage services offered we have created an oil and gas management team, which will serve as a network of experts that will assist our customers through the process from lease negotiations to establishing a successful approach to personal wealth management.  We have partnered with a professional firm from Oklahoma to provide mineral management expertise and services to our market. Through this relationship, we can now help customers negotiate their lease payments and royalty percentages, protect their property, resolve problems when conditions in their lease are not being met, account for and ensure the accuracy of royalty checks, distribute revenue to satisfy investment objectives and provide customized reports outlining payment and distribution information.

RESULTS OF OPERATIONS

Net income for the twelve months ended December 31, 2010 was $11,502,000, which represents an increase of $1,638,000, or 16.6%, when compared to the 2009 related period.  Net income for the twelve months ended December 31, 2009 totaled $9,864,000, an increase of $2,959,000 from the 2008 related period.  Earnings per share were $3.97, $3.40 and $2.38 for the years ended 2010, 2009 and 2008, respectively.

The following table sets forth certain performance ratios of our Company for the periods indicated:

	2010	2009	2008
Return on Assets (net income to average total assets)	1.50%	1.42%	1.13%
Return on Equity (net income to average total equity)	18.13%	17.65%	13.51%
Dividend Payout Ratio (dividends declared divided by net income)	27.50%	29.92%	40.77%
Equity to Asset Ratio (average equity to average total assets, excluding accumulated other comprehensive income)	8.25%	8.02%	8.33%

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

The following table sets forth our Company’s average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created:

	Analysis of Average Balances and Interest Rates (1)
	2010			2009			2008
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	31,495	90	0.29	21,496	43	0.20	7,118	57	0.80
Total short-term investments	31,495	90	0.29	21,496	43	0.20	7,118	57	0.80
Investment securities:
Taxable	147,242	4,923	3.34	131,620	6,072	4.61	99,872	5,013	5.02
Tax-exempt (3)	69,928	4,463	6.38	51,588	3,325	6.45	36,016	2,235	6.21
Total investment securities	217,170	9,386	4.32	183,208	9,397	5.13	135,888	7,248	5.33
Loans:
Residential mortgage loans	201,842	14,254	7.06	203,526	14,743	7.24	211,958	15,726	7.42
Commercial & agricultural loans	208,596	13,903	6.67	182,326	12,606	6.91	156,873	11,872	7.57
Loans to state & political subdivisions	46,719	2,750	5.89	46,415	2,844	6.13	47,766	2,998	6.28
Other loans	11,463	994	8.67	11,484	1,020	8.88	11,849	1,079	9.11
Loans, net of discount (2)(3)(4)	468,620	31,901	6.81	443,751	31,213	7.03	428,446	31,675	7.39
Total interest-earning assets	717,285	41,377	5.77	648,455	40,653	6.27	571,452	38,980	6.82
Cash and due from banks	9,537			9,315			9,548
Bank premises and equipment	12,659			11,876			12,390
Other assets	29,311			27,408			19,756
Total non-interest earning assets	51,507			48,599			41,694
Total assets	768,792			697,054			613,146
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	155,157	1,020	0.66	123,225	971	0.79	106,694	1,314	1.23
Savings accounts	55,241	166	0.30	46,457	147	0.32	41,494	153	0.37
Money market accounts	46,878	259	0.55	42,186	337	0.80	45,073	828	1.84
Certificates of deposit	320,504	8,115	2.53	305,777	9,767	3.19	242,751	9,197	3.79
Total interest-bearing deposits	577,780	9,560	1.65	517,645	11,222	2.17	436,012	11,492	2.64
Other borrowed funds	54,071	1,780	3.29	58,133	2,009	3.46	64,858	2,566	3.96
Total interest-bearing liabilities	631,851	11,340	1.79	575,778	13,231	2.30	500,870	14,058	2.81
Demand deposits	65,654			56,628			54,438
Other liabilities	7,841			8,754			6,735
Total non-interest-bearing liabilities	73,495			65,382			61,173
Stockholders' equity	63,446			55,894			51,103
Total liabilities & stockholders' equity	768,792			697,054			613,146
Net interest income		30,037			27,422			24,922
Net interest spread (5)			3.98%			3.97%			4.01%
Net interest income as a percentage
of average interest-earning assets			4.19%			4.23%			4.36%
Ratio of interest-earning assets
to interest-bearing liabilities			1.14			1.13			1.14

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

Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  Accordingly, tax equivalent adjustments for investments and loans have been made accordingly to the previous table for the years ended December 31, 2010, 2009 and 2008, respectively (in thousands):

	2010	2009	2008
Interest and dividend income
from investments and short term investments (non-tax adjusted)	$ 7,958	$ 8,310	$ 6,528
Tax equivalent adjustment	1,518	1,130	777
Interest and dividend income
from investments and short term investments (tax equivalent basis)	$ 9,476	$ 9,440	$ 7,305

	2010	2009	2008
Interest and fees on loans (non-tax adjusted)	$ 31,042	$ 30,305	$ 30,710
Tax equivalent adjustment	859	908	965
Interest and fees on loans (tax equivalent basis)	$ 31,901	$ 31,213	$ 31,675

	2010	2009	2008
Total interest income	$ 39,000	$ 38,615	$ 37,238
Total interest expense	11,340	13,231	14,058
Net interest income	27,660	25,384	23,180
Total tax equivalent adjustment	2,377	2,038	1,742
Net interest income (tax equivalent basis)	$ 30,037	$ 27,422	$ 24,922

 The following table shows the tax-equivalent effect of changes in volume and rates on interest income and expense (in thousands):

Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis (1)

	2010 vs. 2009 (1)			2009 vs. 2008 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ 25	$ 22	$ 47	$ (22)	$ 8	$ (14)
Investment securities:
Taxable	870	(2,019)	(1,149)	1,421	(362)	1,059
Tax-exempt	1,171	(33)	1,138	1,001	89	1,090
Total investment securities	2,041	(2,052)	(11)	2,422	(273)	2,149
Total investment income	2,066	(2,030)	36	2,400	(265)	2,135
Loans:
Residential mortgage loans	(121)	(368)	(489)	(617)	(366)	(983)
Commercial & agricultural loans	1,729	(432)	1,297	1,571	(837)	734
Loans to state & political subdivisions	19	(113)	(94)	(84)	(70)	(154)
Other loans	(2)	(24)	(26)	(32)	(27)	(59)
Total loans, net of discount	1,625	(937)	688	838	(1,300)	(462)
Total Interest Income	3,691	(2,967)	724	3,238	(1,565)	1,673
Interest Expense:
Interest-bearing deposits:
NOW accounts	136	(87)	49	258	(601)	(343)
Savings accounts	26	(7)	19	33	(39)	(6)
Money Market accounts	45	(123)	(78)	(50)	(441)	(491)
Certificates of deposit	501	(2,153)	(1,652)	1,440	(870)	570
Total interest-bearing deposits	708	(2,370)	(1,662)	1,681	(1,951)	(270)
Other borrowed funds	(137)	(92)	(229)	(251)	(306)	(557)
Total interest expense	571	(2,462)	(1,891)	1,430	(2,257)	(827)
Net interest income	$ 3,120	$ (505)	$ 2,615	$ 1,808	$ 692	$ 2,500

 (1) The portion of total change attributable to both volume and rate changes, which cannot be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

2010 vs. 2009

Tax equivalent net interest income for 2010 was $30,037,000 compared with $27,422,000 for 2009, an increase of $2,615,000 or 9.5%.  The increased volume of interest earning assets of $68.8 million generated an increase in interest income of $3,691,000.  The average rate on interest earning assets decreased from 6.27% in 2009 to 5.77% in 2010, which had the effect of decreasing interest income by $2,967,000.

Total tax equivalent interest income from investment securities decreased $11,000 in 2010 from 2009.  The average balance of investment securities increased $34.0 million, which had an effect of increasing interest income by $2,041,000 due to volume.  The average tax-effected yield on our investment portfolio decreased from 5.13% in 2009 to 4.32% in 2010.  This had the effect of decreasing interest income by $2,052,000 due to rate, the majority of which was related to taxable securities whose yield decreased from 4.61% in 2009 to 3.34% in 2010. The Company’s strategy in 2010 was to invest available funds primarily in shorter term, one-time callable agency securities that offer higher coupon rates, as well as agency securities that mature in two to four years and longer term municipal securities. During 2010 as part of this strategy, we purchased $86.0 million of U.S. agency obligations and $21.9 million of municipal obligations.  While this strategy resulted in a decrease in the overall yield on our investments, it was implemented to stabilize the effective duration and average life of the portfolio in an upward rate environment.  The shorter term investments, while having lower yields, will likely provide sufficient cash flows that will permit reinvestment opportunities as market conditions improve.

Loan income increased $688,000 in 2010 from 2009.  The average balance of our loan portfolio increased by $24.9 million in 2010 compared to 2009 resulting in an increase in interest income of $1,625,000 due to volume.  Offsetting this was a decrease in yield on total loans from 7.03% in 2009 to 6.81% in 2010 resulting in a decrease in interest income of $937,000 due to rate.

Interest income on residential mortgage loans decreased $489,000, of which $121,000 was due to volume and $368,000 was due to rate. The average balance decreased $1.7 million due to the fact that more customers are qualifying for conforming loans, which the Bank  sells, and local economic conditions related to the exploration of the Marcellus Shale, which has limited the borrowing needs of some of the residents in our primary market. The Company continues to strive to be the top mortgage lender within our service area by providing competitive products and exemplary service to our customers. During 2010, conforming loans totaling $16,243,000 were closed and sold due to the continuing historically low residential mortgage rates offered during 2010 from 2009. The average balance of commercial and agricultural loans increased $26.3 million from 2010 to 2009 primarily due to our emphasis to grow this segment of the loan portfolio. This had the positive impact of $1,729,000 on total interest income due to volume. Offsetting this, the average yield on commercial and agricultural loans decreased from 6.91% in 2009 to 6.67% in 2010, decreasing interest income by $432,000 due to rate. The decreasing yield was the result of competitive pressures to obtain and retain quality credits in the current economic environment.

Total interest expense decreased $1,891,000 in 2010 compared to 2009.  The decrease is primarily attributable to a change in rate from 2.30% in 2009 to 1.79% in 2010, which had the effect of decreasing interest expense by $2,462,000. The continued low interest rate environment supported by the Federal Reserve and current economic conditions had the effect of decreasing our short-term borrowing costs as well as rates on deposit products, including shorter-term certificates of deposit and rate sensitive NOW and money market accounts. The average balance of interest bearing liabilities increased $56.1 million from 2009 to 2010.  This had the effect of increasing interest expense by $571,000 due to volume.

The average balance of certificates of deposit increased $14.7 million causing an increase in interest expense of $501,000.  Offsetting the increase in average balance was a decrease in the rate on certificates of deposit from 3.19% to 2.53% resulting in a decrease in interest expense of $2,153,000.  The average balance of NOW accounts also increased $31.9 million accounting for an increase of $136,000 in interest expense. The change in rate from 79 basis points to 66 basis points, contributed to an offset in interest expense of $87,000 resulting in an overall increase of $49,000. The average balance of Money Market accounts increased $4.7 million accounting for an increase of $45,000 in interest expense. The change in rate from 80 basis points to 55 basis points also contributed to a decrease in interest expense of $123,000 resulting in an overall decrease of $78,000.  The average balance of borrowed funds decreased by $4.1 million, resulting in a decrease in interest expense of $137,000.  The average interest rate paid on borrowed funds also decreased by 17 basis points accounting for a decrease in interest expense of $92,000 due to rate.

Our net interest spread for 2010 was 3.98% compared to 3.97% in 2009.  The current economic situation has resulted in a relatively steep yield curve. Should short-term and/or long-term interest rates move in such a way that results in a flattened or inverted yield curve, we would anticipate pressure on our margin.

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

Total interest expense decreased $827,000 in 2009 compared to 2008.  The decrease is primarily attributable to change in rate from 2.81% in 2008 to 2.30% in 2009, which had the effect of decreasing interest expense by $2,257,000. The actions of the Federal Reserve and the economic downturn experienced then had the effect of decreasing short-term borrowing costs as well as rates on deposit products, including shorter-term certificates of deposit and rate sensitive NOW and money market accounts. The average balance of interest bearing liabilities increased $74.9 million from 2008 to 2009.  This had the effect of increasing interest expense by $1,430,000 due to volume.

Our net interest spread for 2009 was 3.97% compared to 4.01% in 2008.

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2010, we recorded a provision for loan losses of $1,255,000, which represents an increase of $330,000 or 35.7% over the same time period in 2009.  This is the result of current economic conditions and an increase in non-performing loans as of December 31, 2010, which have impacted management's quarterly review of the allowance for loan losses (see also “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

For the year ended December 31, 2009, we recorded a provision for loan losses of $925,000, which represented an increase of $595,000 over the same time period in 2008.  This was due to the economic conditions in place at that time and the increase in non-performing loans as of December 31, 2009 in comparison to December 31, 2008.

NON-INTEREST INCOME

The following table reflects non-interest income by major category for the periods ended December 31 (dollars in thousands):

	2010	2009	2008
Service charges	$ 3,639	$ 3,612	$ 3,489
Trust	542	521	561
Brokerage and insurance	439	284	240
Investment securities gains (losses), net	99	139	(4,089)
Gains on loans sold	341	430	84
Earnings on bank owned life insurance	504	492	362
Other	446	369	509
Total	$ 6,010	$ 5,847	$ 1,156

	2010/2009		2009/2008
	Change		Change
	Amount	%	Amount	%
Service charges	$ 27	0.7	$ 123	3.5
Trust	21	4.0	(40)	(7.1)
Brokerage and insurance	155	54.6	44	18.3
Investment securities gains, (losses), net	(40)	(28.8)	4,228	103.4
Gains on loans sold	(89)	(20.7)	346	411.9
Earnings on bank owned life insurance	12	2.4	130	35.9
Other	77	20.9	(140)	(27.5)
Total	$ 163	2.8	$ 4,691	405.8

2010 vs. 2009

Non-interest income increased $163,000 in 2010 from 2009, or 2.8%.  We recorded investment securities gains totaling $99,000 compared with net gains of $139,000 in 2009. During 2010, we elected to sell one U.S. Treasury note, three agency securities and one mortgage backed security for total gains of $99,000 due to favorable market conditions. There were no sales in 2010 that resulted in a realized loss. During 2009, we elected to sell an agency bond that was likely to be called, several higher coupon mortgage-backed securities that were prepaying very quickly, and two corporate bonds for total gains of $253,000. These gains were offset by losses incurred on the sales of three municipal securities and the sale of certain bank equity securities totaling $60,000. Additionally in 2009, we recorded an additional $54,000 other than temporary impairment charge on our Freddie Mac preferred stock.

Service charge income increased by $27,000 in 2010 compared to 2009 and continues to be the Company’s primary source of non-interest income. Service charge fees related to customers’ usage of their debit cards increased by $192,000 and continues to become a larger percentage of service charge income as the Company is encouraging its customers to use their debit cards for making purchases. This was offset by decreases in statement service charges of $32,000 and fees charged to customers for non-sufficient funds of $140,000. The decrease in statement service charges is the result of more customers meeting compensating balance requirements that eliminate or reduce their service charges. The decrease in fees charged to customers for non-sufficient funds was the result of changes to Regulation E effective in August of 2010 that limits the ability of the Bank to charge overdraft fees for debit card purchases and ATM withdrawals that are in excess of the customers deposit balance. Management continues to monitor regulatory changes including the Durbin amendment to the Dodd-Frank Act, which regulates the level of interchange fee income the Bank is able to charge on debit card transactions, to determine the level of impact that these regulations will have on the fees that the Company realizes.

Gains on loans sold decreased $89,000 compared to last year, which is the result of the smaller amount of refinancing done in 2010 versus 2009, although as discussed previously there was a significant amount of refinancing performed in 2010 as a result of the favorable rates in the secondary markets during both 2010 and 2009. Brokerage and insurance revenue increased by $155,000 in 2010, as we continue to increase the principal amounts invested through us by our customers. Other income increased $77,000 primarily due to an increase in rental income from other real estate owned properties as well an increase in the gain from the sale of these properties in 2010 compared with last year.

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

Service charge income increased by $123,000 in 2009 compared to 2008 and was the Company’s primary source of non-interest income. Service charge fees related to customers’ usage of their debit cards increased by $87,000, statement service charges increased by $9,000 and fees charges to customers for non-sufficient funds increased by $27,000.

Gains on loans sold increased $346,000 compared to 2008 year, which was the result of the amount of refinancing due to favorable rates in the secondary markets.  Earnings on bank owned life insurance (BOLI) increased from $362,000 in 2008 to $492,000 in 2009 due to additional investments made in the 4th quarter of 2009. Brokerage and insurance revenue increased by $44,000 in 2009, as we continue to increase the principal amounts invested through us by our customers. Trust income decreased by $40,000 in 2009 due to the economy’s downturn and the affect it has had on the values of trust assets under management for the first half of 2009.  Other income decreased $140,000 primarily due to a decrease in rental income from other real estate owned properties as well a decrease in the gain from the sale of these properties in 2009 compared with 2008.

Non-interest Expenses

The following tables reflect the breakdown of non-interest expense and professional fees for the periods ended December 31 (dollars in thousands):

	2010	2009	2008
Salaries and employee benefits	$ 9,850	$ 9,472	$ 8,725
Occupancy	1,219	1,179	1,162
Furniture and equipment	454	437	479
Professional fees	681	660	625
Amortization of intangibles	16	160	145
FDIC insurance	950	1,200	156
ORE expenses	382	447	224
Other	4,205	4,204	4,361
Total	$ 17,757	$ 17,759	$ 15,877

	2010/2009		2009/2008
	Change		Change
	Amount	%	Amount	%
Salaries and employee benefits	$ 378	4.0	$ 747	8.6
Occupancy	40	3.4	17	1.5
Furniture and equipment	17	3.9	(42)	(8.8)
Professional fees	21	3.2	35	5.6
Amortization of intangibles	(144)	(90.0)	15	10.3
FDIC insurance	(250)	(20.8)	1,044	669.2
ORE expenses	(65)	(14.5)	223	99.6
Other	1	0.0	(157)	(3.6)
Total	$ (2)	(0.0)	$ 1,882	11.9

	2010	2009	2008
Other professional fees	$ 338	$ 299	$ 316
Legal fees	160	129	129
Examinations and audits	183	232	180
Total	$ 681	$ 660	$ 625

	2010/2009		2009/2008
	Change		Change
	Amount	%	Amount	%
Other professional fees	$ 39	13.0	$ (17)	(5.4)
Legal fees	31	24.0	-	-
Examinations and audits	(49)	(21.1)	52	28.9
Total	$ 21	3.2	$ 35	5.6

2010 vs. 2009

Non-interest expenses for 2010 totaled $17,757,000 which represents a decrease of $2,000, compared with 2009 costs of $17,759,000.  Salary and benefit costs increased $378,000.  Base salaries and related payroll taxes increased $232,000, primarily due to merit increases.  Full time equivalent staffing was 168 and 169 employees for 2010 and 2009, respectively. Incentive costs increased $87,000 compared to 2009 primarily due to the attainment of certain corporate goals and objectives.  Insurance costs for employees increased by $68,000 attributable to the Bank becoming self insured for employee health insurance expenses. Supplemental executive retirement plan (SERP) expenses increased $137,000. These increases were offset by a decrease in pension expense of $253,000 compared to 2009, mostly attributable to an increase in the market value of plan assets during 2009 and the impact it had on the actuarial calculation of pension costs for 2010.

FDIC insurance decreased $250,000 in 2010 primarily due to the fact that 2009 included a special assessment of $330,000, which was related to the continued failing of many banks across the country. In lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. These prepayments will be recognized as a charge to operations over the applicable three year period. Due to the uncertainty involving the viability of many financial institutions, the Company cannot predict whether the prepayment made in December 2009 will be sufficient to cover its future obligations through 2012 or whether an additional assessment will be required.

Expenses related with other real estate owned properties decreased $65,000 from 2009 to 2010. This decrease was the result of the fact that expenses in 2009 included significant costs associated with a non-performing assets of a customer with properties in New York State that have significant real estate taxes associated with them. We are in the process of liquidating the properties obtained through foreclosure from this customer.

Amortization of intangibles decreased $144,000 from 2009 to 2010. This is the result of certain intangibles becoming fully amortized in 2009 and thus no amortization expense was recognized in 2010.

2009 vs. 2008

Non-interest expenses for 2009 totaled $17,759,000 which represents an increase of $1,882,000, or 11.9%, compared with 2008 costs of $15,877,000.  Much of the increase was attributable to salary and benefit costs which increased $747,000.  Base salaries and related payroll taxes increased $262,000, primarily due to merit increases.  Full time equivalent staffing was 169 employees for 2009 and 2008. Incentive costs increased $165,000 compared to 2008 primarily due to the attainment of certain corporate goals and objectives.  Insurance costs for employees increased by $101,000 attributable to a significant increase in insurance premiums.  Pension expense increased by $229,000 compared to 2008, mostly attributable to a significant decline in the market value of plan assets during 2008 and the impact it had on the actuarial calculation of pension costs for 2009.

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

Expenses related with other real estate owned properties increased $223,000 from 2008 to 2009. This increase was the result of a general increase in non-performing assets, with a significant component related to a customer with properties in New York State that had significant real estate taxes associated with them.

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

Provision For Income Taxes

The provision for income taxes was $3,156,000 during 2010, $2,683,000 during 2009 and $1,224,000 for the 2008 related periods.   The effective tax rates for 2010, 2009 and 2008 were 21.6% 21.4% and 15.1%, respectively. The tax rate for 2008 was impacted by the Emergency Economic Stabilization Act of 2008, which permitted the write-down of the Freddie Mac preferred stock to be treated as an ordinary loss, allowing a tax benefit of approximately $1,000,000.

Income before the provision for income taxes increased by $2,111,000 in 2010 compared to 2009, while the provision for income taxes increased by $473,000 when compared to 2009. This increase is attributable to the increase in income before tax.  We have managed our effective tax rate by remaining invested in tax-exempt municipal loans and bonds.  As such, the provision was impacted in 2010 by an increase in tax exempt bond and loan revenue.

We are also involved in three limited partnership agreements that established low-income housing projects in our market area.  For tax purposes, we have recognized $913,000 out of a total $913,000 in tax credits from one project, $346,000 out of a total $385,000 in tax credits on the second project and $230,000 out of a total of $574,000 tax credits on the third project.  $383,000 in tax credits remain and will be taken over the next seven years.

FINANCIAL CONDITION
The following table presents ending balances (dollars in millions), growth and the percentage change during the past two years:

	2010		%	2009		%	2008
	Balance	Increase	Change	Balance	Increase	Change	Balance
Total assets	$ 812.5	$ 83.0	11.4	$ 729.5	$ 60.9	9.1	$ 668.6
Total loans, net	467.6	16.1	3.6	451.5	23.1	5.4	428.4
Total investments	251.3	52.7	26.5	198.6	24.5	14.1	174.1
Total deposits	680.7	75.1	12.4	605.6	58.9	10.8	546.7
Total stockholders' equity	68.7	7.2	11.7	61.5	8.7	16.5	52.8

Cash and Cash Equivalents

Cash and cash equivalents totaled $44.0 million at December 31, 2010 compared with $31.4 million at December 31, 2009. The increase in cash and cash equivalents is the result of the Company’s deposit growth and cash flows from the investment portfolio, as discussed in more detail below. Management actively measures and evaluates its liquidity through our Asset – Liability committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

2010

The Company’s investment portfolio increased by $52,721,000, or 26.5%, during the past year.  During 2010, we purchased approximately $3.0 million U.S Treasury notes, $86.0 million U.S. agency obligations, $1.3 million of mortgage-backed securities, $21.9 million of state and local obligations, $5.4 million of corporate bonds and $543,000 of equity securities, which help offset the $24.1 million of principal repayments and $30.0 million of calls and maturities that occurred during the year. We also selectively sold $8.9 million of bonds and equities at a net gain of $99,000. The market value of our investment portfolio decreased approximately $1.6 million in 2010 due to market fluctuations. Significant market decreases were experienced in our state and local obligations and mortgage backed securities, offset by market increases in U.S. agency, corporate and equity securities. Excluding our short term investments consisting of monies held primarily at the Federal Reserve, the effective yield on our investment portfolio for 2010 was 4.32% compared to 5.13% for 2009 on a tax equivalent basis.

As mentioned above and seen in the table below, due to the continued low interest rate environment, we have experienced significant prepayments of our mortgage backed securities of $24.1 million and calls on our agency bonds of $30.0 million.  Due to the amount of cash flow from the investment portfolio as well as an increase in deposits and a lack of opportunities in other investment types, our strategy has been to reinvest funds mainly in short-term agency and corporate bonds via purchases of $86.0 million and $5.4 million, respectively, and longer-term high quality municipal bond purchases of $21.9 million.  We believe this strategy will enable us to reinvest cash flows in the next one to four years with improved investment opportunities.

2009

The Company’s investment portfolio increased by $24,443,000, or 14.1%, from 2008 to 2009. During 2009, we purchased approximately $61.4 million U.S. agency obligations, $7.4 million of mortgage-backed securities, $18.5 million of state and local obligations and $125,000 of equity securities, which help offset the $29.0 million of principal repayments and $25.1 million of calls and maturities that occurred during the year. We also selectively sold $10.7 million of bonds and equities at a net gain of $193,000. We also recorded an additional $54,000 other than temporary impairment charge on our Freddie Mac preferred stock. The market value of our investment portfolio increased approximately $2.2 million in 2009 due to market fluctuations. Significant market recoveries were seen in our mortgage backed securities, state and local obligations and our corporate bonds. Excluding our short term investments consisting of monies held primarily at the Federal Reserve, the effective yield on our investment portfolio for 2009 was 5.13% compared to 5.33% for 2008 on a tax equivalent basis.

The following table shows the year-end composition of the investment portfolio for the five years ended December 31 (dollars in thousands):
	2010	% of	2009	% of	2008	% of	2007	% of	2006	% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Available-for-sale:
U. S. Agency securities	$ 118,484	47.1	$ 65,223	32.8	$ 28,942	16.6	$ 17,236	14.3	$ 16,651	15.2
Obligations of state & political
subdivisions	76,922	30.6	59,574	30.0	44,132	25.3	30,844	25.4	22,562	20.5
Corporate obligations	8,681	3.5	3,166	1.6	5,296	3.0	7,813	6.5	7,997	7.3
Mortgage-backed securities	46,015	18.3	70,194	35.3	95,407	54.8	62,642	51.9	59,875	54.6
Equity securities	1,201	0.5	425	0.3	362	0.3	2,267	1.9	2,658	2.4
Total	$ 251,303	100.0	$ 198,582	100.0	$ 174,139	100.0	$ 120,802	100.0	$ 109,743	100.0

The expected principal repayments (amortized cost) and average weighted yields for the investment portfolio as of December 31, 2010, are shown below (dollars in thousands). Expected principal repayments, which include prepayment speed assumptions for mortgage-backed securities, are significantly different than the contractual maturities detailed in Note 3 of the consolidated financial statements. Yields on tax-exempt securities are presented on a fully taxable equivalent basis, assuming a 34% tax rate.

			After One Year		After Five Years
	One Year or Less		to Five years		to Ten Years		After Ten Years		Total
	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield
	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%
Available-for-sale securities:
U.S. Agency securities	$ 48,794	1.8	$ 67,144	2.0	$ 1,452	5.5	$ -	-	$ 117,390	1.9
Obligations of state & political
subdivisions	5,497	5.8	35,222	6.1	36,645	6.4	800	6.4	78,164	6.2
Corporate obligations	-	-	6,408	2.1	2,007	5.7	-	-	8,415	3.0
Mortgage-backed securities	11,482	3.5	31,701	4.8	-	5.7	-	-	43,183	4.5
Total available-for-sale	$ 65,773	2.4	$ 140,475	3.7	$ 40,104	6.3	$ 800	6.4	$ 247,152	3.8

Approximately 83.4% of the amortized cost of debt securities is expected to mature, call or pre-pay within five years or less.  The Company expects that earnings from operations, the levels of cash held at the Federal Reserve and other correspondent banks, the high liquidity level of the available-for-sale securities, growth of deposits and the availability of borrowings from the Federal Home Loan Bank and other third party banks will be sufficient to meet future liquidity needs.  Excluding, U.S Agency and Mortgage-backed securities, there are no securities from a single issuer representing more than 10% of stockholders’ equity.

Loans

The Bank’s lending efforts are focused within its market area located in North Central Pennsylvania and Southern New York. We originate loans primarily through direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants, existing customers and the Bank’s website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  As of December 31, 2010, approximately 77% of our loan portfolio consisted of real estate loans.  All lending is governed by a lending policy that is developed and maintained by us and approved by the Board of Directors.

The Bank offers fixed rate residential mortgage loans with terms of up to 25 years at a fixed rate and adjustable rate mortgage loans (with amortization schedules based up to 30 years) with interest rates and payments that adjust based on one, three, and five year fixed periods.  Loan to value ratios are usually 80% or less with exceptions for individuals with excellent credit and low debt to income and/or high net worth. Adjustable rate mortgages are tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate.  Home equity loans are written with terms of up to 15 years at fixed rates.  Home equity lines of credit are variable rate loans tied to the Prime Rate generally with a ten year draw period followed by a ten year repayment period. Home equity loans are typically written with a maximum 80% loan to value.

Commercial real estate loan terms are generally 20 years or less with one to five year adjustable rates.  The adjustable rates are tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate with a maximum loan to value ratio of 80%. Where feasible, the Bank works with the United States Department of Agriculture’s (USDA) and Small Business Administration (SBA) guaranteed loan programs to offset risk and to further promote economic growth is our market area.  During 2010, we originated $9.6 million in USDA and SBA guaranteed commercial real estate loans.

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

Over the past year, we have experienced an increase in loan demand from companies and businesses associated with, and serving, the exploration of the Marcellus Shale gas field.  We have developed specific policies and procedures for lending to these entities.  Specifically, the Bank has lowered the loan to value threshold for loans, shortened amortization periods, and expanded our monitoring of loan concentrations associated with this activity.

2010

Total loans grew $17.1 million in 2010 from a balance of $456.4 million at the end of 2009 to $473.5 million at the end of 2010.  Total loans grew 3.8% in 2010 compared with a 5.4% loan growth rate in 2009.

Commercial real estate loans increased $18.5 million in 2010 or 13.8% while commercial and other loans increased $3.1 million, or 6.9%.  Construction loans increased $4.1 million in 2010 or 73.8%, while loans to state and political subdivisions increased $2.4 million or 5.1%.  The growth in commercial real estate, construction real estate, other commercial loans and municipal loans, despite the current economic conditions, reflects the Company’s focus on commercial lending as a means to increase loan growth and obtain deposits from farmers and small businesses throughout our market area.  We believe we have a strong team of experienced professionals that enable us to meet the needs of these customers within our service area.  Commercial real estate and other commercial loan demand is subject to significant competitive pressures, the local economy which is currently being impacted significantly by the Marcellus Shale gas exploration area, the yield curve and the strength of the overall regional and national economy.

Residential real estate loans decreased $10.0 million while loans to individuals for household family and other purchases decreased $610,000. There has been a decrease in loan demand for residential real estate and consumer loans due to several economic factors.  Recessionary pressures, higher unemployment, and a depressed housing market have had a negative impact on nonconforming, residential real estate mortgage and home equity loan growth.  Conversely, loan demand for conforming mortgages, which the Company sells on the secondary market, has remained stable. We sold $16.2 million of loans in the secondary market in 2010 compared to $21.7 million in 2009, a decrease of $5.5 million but still significantly higher than historical levels.   Residential mortgage lending is a principal business activity and our Company continues to offer a variety of competitively priced conforming, nonconforming and home equity mortgages that positions us a leading mortgage lender in our service area.

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

Residential real estate loans decreased $4.1 million, while construction loans decreased $5.5 million or 49.5%. During 2009, there was a decrease in loan demand for residential real estate, construction and consumer loans due to various factors including recessionary pressures, higher unemployment, and a depressed housing market, which specifically had a negative impact on nonconforming, residential real estate mortgage and home equity loan growth.  Conversely, loan demand for conforming mortgages, which the Company sells on the secondary market, increased dramatically. We sold $21.7 million of loans in the secondary market compared to $4.5 million in 2008, an increase of $17.2 million.

Five Year Breakdown of Loans by Type as of December 31,

	2010		2009		2008		2007		2006
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate:
Residential	$ 185,012	39.1	$ 194,989	42.7	$ 199,118	46.0	$ 201,861	47.7	$ 206,059	49.7
Commercial	152,499	32.2	133,953	29.4	107,740	24.9	100,380	23.7	94,122	22.7
Agricultural	19,078	4.0	19,485	4.2	17,066	3.9	16,891	4.0	17,054	4.1
Construction	9,766	2.1	5,619	1.2	11,118	2.6	11,330	2.7	7,027	1.7
Consumer	11,285	2.4	11,895	2.6	11,651	2.7	13,082	3.1	12,482	3.0
Commercial and other loans	47,156	10.0	44,101	9.7	37,968	8.8	34,664	8.2	32,766	7.9
State & political subdivision loans	48,721	10.3	46,342	10.2	48,153	11.1	45,171	10.6	45,263	10.9
Total loans	473,517	100.0	456,384	100.0	432,814	100.0	423,379	100.0	414,773	100.0
Less allowance for loan losses	5,915		4,888		4,378		4,197		3,876
Net loans	$ 467,602		$ 451,496		$ 428,436		$ 419,182		$ 410,897

	2010/2009		2009/2008
	Change		Change
	Amount	%	Amount	%
Real estate:
Residential	$ (9,977)	(5.1)	$ (4,129)	(2.1)
Commercial	18,546	13.8	26,213	24.3
Agricultural	(407)	(2.1)	2,419	14.2
Construction	4,147	73.8	(5,499)	(49.5)
Consumer	(610)	(5.1)	244	2.1
Commercial and other loans	3,055	6.9	6,133	16.2
State & political subdivision loans	2,379	5.1	(1,811)	(3.8)
Total loans	$ 17,133	3.8	$ 23,570	5.4

The following table shows the maturity of state and political subdivision loans, commercial business and agricultural and commercial real estate loans as of December 31, 2010, classified according to the sensitivity to changes in interest rates within various time intervals (in thousands).  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  The amounts shown below exclude net deferred loan costs or fees.

	Commercial,
	municipal,	Real estate
	agricultural	construction	Total
Maturity of loans:
One year or less	$ 8,774	$ -	$ 8,774
Over one year through five years	36,041	208	36,249
Over five years	222,639	9,558	232,197
Total	$ 267,454	$ 9,766	$ 277,220
Sensitivity of loans to changes in interest
rates - loans due after December 31, 2010:
Predetermined interest rate	$ 43,874	$ 1,491	$ 45,365
Floating or adjustable interest rate	214,806	8,275	223,081
Total	$ 258,680	$ 9,766	$ 268,446

Allowance For Loan Losses and Credit Quality Risk

The allowance for loan losses is maintained at a level, which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the change in the allowance for loan losses and a summary of our non-performing assets for the years ended December 31, 2010, 2009, 2008, 2007 and 2006:

	December 31,
	2010	2009	2008	2007	2006
Balance
at beginning of period	$ 4,888	$ 4,378	$ 4,197	$ 3,876	$ 3,664
Charge-offs:
Real estate:
Residential	147	76	31	64	37
Commercial	53	236	36	6	86
Agricultural	-	1	20	-	-
Construction	-	-	-	-	-
Consumer	35	80	44	103	103
Commercial and other loans	173	153	115	13	64
Total loans charged-off	408	546	246	186	290
Recoveries:
Real estate:
Residential	4	1	6	2	6
Commercial	11	1	-	79	115
Agricultural	-	-	20	-	-
Construction	-	-	-	-	-
Consumer	45	52	19	52	39
Commercial and other loans	120	77	52	9	12
Total loans recovered	180	131	97	142	172

Net loans charged-off	228	415	149	44	118
Provision charged to expense	1,255	925	330	365	330
Balance at end of year	$ 5,915	$ 4,888	$ 4,378	$ 4,197	$ 3,876

Loans outstanding at end of period	$ 473,517	$ 456,384	$ 432,814	$ 423,379	$ 414,773
Average loans outstanding, net	$ 468,620	$ 442,921	$ 423,382	$ 411,927	$ 400,507
Non-performing assets:
Non-accruing loans (1)	$ 11,853	$ 5,871	$ 2,202	$ 1,915	$ 1,668
Accrual loans - 90 days or more past due	692	884	383	275	1,690
Total non-performing loans	$ 12,545	$ 6,755	$ 2,585	$ 2,190	$ 3,358
Foreclosed assets held for sale	693	302	591	203	758
Total non-performing assets	$ 13,238	$ 7,057	$ 3,176	$ 2,393	$ 4,116
Net charge-offs to average loans	0.05%	0.09%	0.04%	0.01%	0.03%
Allowance to total loans	1.25%	1.07%	1.01%	0.99%	0.93%
Allowance to total non-performing loans	47.15%	72.36%	169.36%	191.64%	115.43%
Non-performing loans as a percent of loans
net of unearned income	2.65%	1.48%	0.60%	0.52%	0.81%
Non-performing assets as a percent of loans
net of unearned income	2.80%	1.55%	0.73%	0.57%	0.99%
(1) Included in non-accruing loans as of December 31, 2010 is one troubled debt restructuring with a balance of $130,000.

The Company utilizes a disciplined and thorough loan review process based upon our internal loan policy approved by the Company’s Board of Directors.  The purpose of the review is to assess loan quality, analyze delinquencies, identify problem loans, evaluate potential charge-offs and recoveries, and assess general overall economic conditions in the markets served.  An external independent loan review is performed on our commercial portfolio semi-annually for the Company.  The external consultant is engaged to 1) review a minimum of 60% of the dollar volume of the commercial loan portfolio on an annual basis, 2) review new loans originated in the last year, 3) review all relationships in aggregate over $500,000, 4) review all aggregate loan relationships over $100,000 which are over 90 days past due, classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate. As part of this review, our underwriting process and loan grading system is evaluated.

Management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate as of December 31, 2010.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, continued high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

On a monthly basis, problem loans are identified and updated primarily using internally prepared past due reports.  Based on data surrounding the collection process of each identified loan, the loan may be added or deleted from the monthly watch list.  The watch list includes loans graded special mention, substandard, doubtful, and loss, as well as additional loans that management may choose to include.  Watch list loans are continually monitored going forward until satisfactory conditions exist that allow management to upgrade and remove the loan from the watchlist.  In certain cases, loans may be placed on non-accrual status or charged-off based upon management’s evaluation of the borrower’s ability to pay.  All commercial loans, which include commercial real estate, agricultural real estate, state and political subdivision loans and commercial business loans, on non-accrual are evaluated quarterly for impairment.

The adequacy of the allowance for loan losses is subject to a formal, quarterly analysis by management of the Company.  In order to better analyze the risks associated with the loan portfolio, the entire portfolio is divided into several categories.  As stated above, loans on non-accrual status are specifically reviewed for impairment and given a specific reserve, if appropriate.  Loans evaluated and not found to be impaired are included with other performing loans, by category, by their respective homogenous pools.  Three year average historical loss factors are calculated for each pool and applied to the performing portion of the loan category. In previous years, the historical loss factor was based on a five year average. This was changed in the current year as management believes the three year average is a better representative of the inherent risks in the loan portfolio.  The historical loss factors for both reviewed and homogeneous pools are adjusted based upon the following qualitative factors:

•	Level of and trends in delinquencies, impaired/classified loans
▪	Change in volume and severity of past due loans
▪	Volume of non-accrual loans
▪	Volume and severity of classified, adversely or graded loans
•	Level of and trends in charge-offs and recoveries
•	Trends in volume, terms and nature of the loan portfolio
•	Effects of any changes in risk selection and underwriting standards and any other changes in lending and recovery policies, procedures and practices
•	Changes in the quality of the Bank’s loan review system
•	Experience, ability and depth of lending management and other relevant staff
•	National, state, regional and local economic trends and business conditions
▪	General economic conditions
▪	Unemployment rates
▪	Inflation / CPI
▪	Changes in values of underlying collateral for collateral-dependent loans
•	Industry conditions including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses.
•	Existence and effect of any credit concentrations, and changes in the level of such concentrations

See also “Note 4 – Loans and Related Allowance for Loan Losses” to the consolidated financial statements.

The balance in the allowance for loan losses was $5,915,000 or 1.25% of total loans as of December 31, 2010 as compared to $4,888,000 or 1.07% of loans as of December 31, 2009.  The $1,027,000 increase is a result of a $1,255,000 provision for loan losses less net charge-offs of $228,000.  The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of December 31:

	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$ 969	39.1	$ 801	42.7	$ 694	46.0	$ 599	47.7	$ 614	49.7
Commercial, agricultural	3,380	36.2	2,864	33.6	2,303	28.8	2,128	27.7	1,676	26.8
Construction	22	2.1	20	1.2	5	2.6	-	2.7	-	1.7
Consumer	108	2.4	131	2.6	449	2.7	424	3.1	734	3.0
Commercial and other loans	983	10.0	918	9.7	807	8.8	736	8.2	582	7.9
State & political subdivision loans	137	10.2	93	10.2	19	11.1	22	10.6	22	10.9
Unallocated	316	N/A	61	N/A	101	N/A	288	N/A	248	N/A
Total allowance for loan losses	$ 5,915	100.0	$ 4,888	100.0	$ 4,378	100.0	$ 4,197	100.0	$ 3,876	100.0

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2009 to December 31, 2010 in non-performing loans (dollars in thousands).  Non-performing loans include those loans that are contractually past due 90 days or more and non-accrual loans.  Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	December 31, 2010				December 31, 2009
		Non-Performing Loans				Non-Performing Loans
	30 - 90 Days	90 Days Past	Non-	Total Non-	30 - 90 Days	90 Days Past	Non-	Total Non-
(in thousands)	Past Due	Due Accruing	accrual	Performing	Past Due	Due Accruing	accrual	Performing
Real estate:
Residential	$ 1,436	$ 220	$ 491	$ 711	$ 1,629	$ 75	$ 775	$ 850
Commercial	1,834	426	7,735	8,161	1,558	635	1,863	2,498
Agricultural	-	-	2,241	2,241	75	-	2,094	2,094
Construction	-	-	-	-	-	-	749	749
Consumer	87	6	12	18	88	10	36	46
Commercial and other loans	116	40	1,374	1,414	610	164	354	518
Total loans	$ 3,473	$ 692	$ 11,853	$ 12,545	$ 3,960	$ 884	$ 5,871	$ 6,755

	Change in Non-Performing Loans
	December 31, 2010 / 2009
(in thousands)	Amount	%
Real estate:
Residential	$ (139)	(16.4)
Commercial	5,663	226.7
Agricultural	147	7.2
Construction	(749)	-
Consumer	(28)	(60.9)
Commercial and other loans	896	173.0
Total nonperforming loans	$ 5,790	85.7

For the year ended December 31, 2010 we recorded a provision for loan losses of $1,255,000 which compares to $925,000 for the same period in 2009, an increase of $330,000 or 35.7%.  The increase is attributable to current economic conditions and an increase in non-performing loans as of December 31, 2010. Non-performing loans increased $5.8 million, or 85.7%, from December 31, 2009. Approximately 88.9% of the Bank’s non-performing loans are associated with the following five customer relationships:

•
A commercial customer with a total loan relationship of $6.2 million secured by 140 residential properties and one commercial building requested a debt restructuring due to losses incurred as a result of investment losses unrelated to the customer’s operations. This loan was placed on non-accrual status in the third quarter of 2010. Management of the Bank continues to gather additional information including updated appraisals on the collateral securing the debt and an understanding of the customer’s current operations and cash flow from those operations to determine the extent, if any, of any loan impairment. During the third quarter 2010, the Bank received 23 updated appraisals. The valuations calculated in the new appraisals approximated 84.9% of the original appraisal. For a separate 70 properties, management of the Bank performed an analysis of the collateral based upon an observation of the collateral. Based on this observation, we assigned a percentage ranging from 50% to 100% depending on the condition of the collateral. This process resulted in a valuation that was approximately 85% of the original appraisals. Based on these two considerations, for the remaining properties, the Bank discounted the original appraisals by 15%. Utilizing the revised collateral values, the relationship has a loan to value ratio of approximately 82.3%.  As of December 31, 2010, a specific allocation of the allowance for loan losses of $167,000 was allocated for these loans. This amount was determined by utilizing the revised collateral values and discounting for selling and holding costs. Subsequent to year end, the Bank and the customer  entered into a forbearance agreement that resulted in $5.6 million of the $6.2 million balance being restructured. Under this agreement, the Bank received cash of $160,000 and additional collateral with a county assessed value of approximately $1.2 million for agreeing to payments based on new interest rates through February 2020 at which time the loans will be paid in full or will pay an increased rate for an 11 additional years. The Bank estimates that the troubled debt restructuring charge will be less than $550,000.  This relationship accounts for the significant increase in the Bank’s non-performing loans from December 31, 2009.

•
An agricultural customer with total loans of $3.2 million, $2.2 million of which are agricultural real estate loans and $1.0 million are other commercial loans is considered non-accrual as of December 31,2010. Included within this relationship is $1.1 million of loans which are subject to Farm Service Agency guarantees. The current economic struggles of dairy farmers, caused primarily from decreased milk prices, have created cash flow difficulties for this customer.  While we are hopeful that increased milk prices would significantly improve cash flows for this borrower, there is no certainty that this will occur.  Without a sizable and sustained increase in milk prices, we may need to rely upon the collateral for repayment of interest and principal.  A real estate appraisal was completed in October, 2009, which together with a collateral analysis on equipment and livestock, resulted in an updated collateral value of approximately $4.0 million.  Based upon this analysis and the customer being current with payments since March of 2010, management determined not to allocate a specific reserve to this loan.

•
A commercial customer with a relationship of approximately $1.0 million is considered non-accrual as of December 31, 2010. The current recessionary economic conditions have significantly impacted the cash flows from the customer’s activities. Management has reviewed the collateral and has determined that no specific reserve is required as of December 31, 2010. The customer has a signed sales agreement to sell the collateral securing this loan, which will result in the loan being paid off in full. The closing of the sale is expected to take place in the first quarter of 2011.

•
A real estate rental customer with a total loan relationship of $352,000 is considered non-accrual as of December 31, 2010. The current recessionary economic conditions have significantly impacted the cash flows from the customer’s rental properties. Based upon an analysis of the collateral value, the loan was found to be impaired in the fourth quarter of 2010 and was subsequently written down by $60,000, to the net realizable value. In a related matter with this customer, in the second quarter of 2010, the Bank completed a foreclosure action on another  loan this customer had with the Bank that had a balance of $678,000 at the time the foreclosure was completed. As of December 31, 2010, other assets include $406,000 related to this foreclosure as certain properties obtained as part of the foreclosure were sold in the second half of 2010.

•
A commercial customer with a total relationship of $359,000 composed of commercial real estate and other commercial loans was placed on non-accrual in 2010 due to inadequate cash flows as a result of the downturn in the economy, which has had a significant impact on his modular home business. Based upon an analysis of the collateral value, management determined not to allocate a specific reserve to this loan.

We have not experienced the significant decrease in the collateral values of local residential, commercial or agricultural real estate loan portfolios as seen in other parts of the country.  Real estate market values in our service area did not realize the significant, and sometimes speculative, increases as seen in other parts of the country.  As such, the collateral value of our real estate loans has not significantly deteriorated during 2010 or 2009. In addition, our market area is predominately centered in the Marcellus Shale natural gas exploration and drilling area. These natural gas exploration and drilling activities have significantly impacted the overall interest in real estate in our market area due to the related lease and royalty revenues associated with it.  The natural gas activities have had a positive impact on the value of local real estate.  Due to the relatively stable or increasing collateral values in our service area, management determined not to increase the provision for loan losses and allowance for loan losses at the same magnitude as the increase in non-performing loans.

Bank Owned Life Insurance

In 2008 and 2003 the Company purchased $3.4 and $7.0 million, respectively, of bank owned life insurance to offset future employee benefit costs.  The Bank is the sole beneficiary on the policies, and will provide the Bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the insured’s) provide partial recovery of cash outflows associated with the benefits.  As of December 31, 2010 and 2009, the cash surrender value of the life insurance was $13.2 and $12.7 million, respectively.  The change in cash surrender value, net of purchases, is recognized in the results of operations.  The amounts recorded as non-interest income totaled $504,000 $492,000 and $362,000 in 2010, 2009 and 2008, respectively.  The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

Other Assets

2010

Other assets increased 6.03% in 2010 to $10.2 million.  The majority of this increase is the result of increases in other real estate owned obtained through foreclosure proceedings of $391,000, a transfer from premises and equipment into other assets due to a reclassification of a building into assets held for sale of $307,000 and an increase in deferred income tax assets of $778,000. These were offset by a decrease in prepaid federal depository insurance and regulatory stock of $860,000 and $184,000, respectively. The increase in deferred tax assets was primarily attributable to activity related the change in unrealized gains on investments, goodwill amortization, the allowance for loan losses, the change in the unrealized loss on the interest rate swap and the change in the pension obligation. The decrease in the prepaid federal depository insurance was the result of actions taken by the FDIC, which are described above. The decrease in regulatory stock was due to the return of capital as a result of the improved financial results of the Federal Home Loan Bank of Pittsburgh (the “FHLB”).

2009

Other assets increased 19.6% in 2009 to $9.7 million.  The majority of this increase was the result of increases in prepaid federal depository insurance and regulatory stock of $2,814,000 and $586,000, respectively, offset by a decrease in the deferred income tax asset of $1,288,000. The increase in the prepaid federal depository insurance was the result of actions taken by the FDIC, which are described above. The increase in regulatory stock was due to purchases made to meet the requirements of the FHLB and correspondent banks. The majority of the decrease in the deferred income tax asset was the result of the activity related to the change in unrealized gains on investments, goodwill amortization and the change in the pension obligation.

Deposits

2010

As can be seen in the tables below, total deposits increased $75.2 million in 2010, or 12.4%.  The increase in deposits is due to several reasons.  In particular our market has been positively impacted from the Marcellus Shale gas exploration activities and we have developed products specifically targeting those that have benefited from this activity.  Furthermore, the overall turbulence and volatility of the financial markets on a national and local level has resulted in customers seeking stability with strong, local community banks. Furthermore, we believe that our historical financial performance, reputation as a strong, local community bank, acquisitions of local competitors from institutions outside of our general market area and the fact that the Company did not participate in the Troubled Asset Relief Program Capital Purchase Program has positioned the Company as a leading financial institution within our service area with the ability to meet our customers’ needs and expectations. .

Non-interest bearing deposits increased $15.5 million, or 25.9% in 2010.  As a percentage of total deposits, non-interest bearing deposits totaled 11.1% as of the end of 2010, which compares to 9.9% at the end of 2009.  In order to manage our overall cost of funds, the Company continues to focus on adding low cost deposits by having a free checking product available for retail customers. Additionally, our business development officers and branch personnel are focused on providing outstanding customer service and developing larger deposit relationships with our commercial customers.

NOW accounts increased by $40.5 million, or 29.7%, money market deposit accounts increased by $8.0 million or 18.9% and savings deposits increased $12.6 million, or 25.8%, since the end of 2009.  The majority of the increase NOW accounts was from local municipality deposits from customers whose balances increased by $15.8 million from 2009 to 2010 and an increase the interest bearing checking account offered by the Bank that rewards the customer based upon the usage of their debit cards and participation in other electronic services in order to qualify for higher interest rates earned on their deposits, which increased $13.2 million.  During 2010, the Company offered a new money market product geared to natural resource exploration occurring in our local market area. As of December 31, 2010, the balance in this money market product was approximately $7.0 million. Certificates of deposit decreased $1.5 million, or .5% from 2009. The decrease in certificates of deposit is primarily due to customers shifting balances from CD’s into other deposit accounts due to the decreasing interest rates being paid on CDs. Gas exploration activities continue to have a significant impact on this segment as well, with approximately $27 million specifically in a gas CD product as of December 31, 2010.

Our deposit growth funded our growth in loans of $16.1 million, and in investments of $52.7 million while providing us with liquidity in this challenging economy.

2009

Total deposits increased $58.9 million in 2009, or 10.8%.  The increase in deposits was due to several reasons.  Activities related to the development of the Marcellus Shale have significantly impacted the Company and the Company has developed products specifically targeting those that have benefited from this activity.  Our financial performance, reputation as a strong, local community bank, acquisitions of local competitors from institutions outside of our general market area and the fact that the Company did not participate in the Troubled Asset Relief Program Capital Purchase Program has positioned the Company as a leading financial institution within our service area.

Non-interest bearing deposits increased $4.5 million, or 8.1% in 2009.  As a percent to total, non-interest bearing deposits totaled 9.9% as of the end of 2009, which compared to 10.2% at the end of 2008.  NOW accounts increased by $20.8 million, or 18.0%, and savings deposits increased $4.6 million, or 10.4%, since the end of 2008.  The increase in NOW accounts was due to state and local governmental agencies and our ability to meet their financial needs.  Additionally, in 2009, the Company implemented a new interest bearing checking account that rewards the customer based upon the usage of their debit cards and participation in other electronic services in order to qualify for higher interest rates earned on their deposits.  Certificates of deposit increased $28.5 million, or 9.8% from 2008. The increase in certificates of deposit was primarily due to customers shifting balances from lower paying deposit accounts into CD’s in order to increase their return.  As mentioned, gas exploration activities also has had a significant impact on this segment as well, with approximately $26 million specifically in our gas CD product as of December 31, 2009.

Our deposit growth funded our growth in loans of $23.6 million, and in investments of $24.4 million, and enabled us to decrease our borrowed funds by $7.1 million while providing us with ample liquidity.

The following table shows the breakdown of deposits by deposit type (dollars in thousands):

	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Non-interest-bearing deposits	$ 75,589	11.1	$ 60,061	9.9	$ 55,545	10.2
NOW accounts	176,625	25.9	136,153	22.5	115,338	21.1
Savings deposits	61,682	9.1	49,049	8.1	44,447	8.1
Money market deposit accounts	50,201	7.4	42,210	7.0	41,752	7.6
Certificates of deposit	316,614	46.5	318,086	52.5	289,598	53.0
Total	$ 680,711	100.0	$ 605,559	100.0	$ 546,680	100.0

	2010/2009		2009/2008
	Change		Change
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 15,528	25.9	$ 4,516	8.1
NOW accounts	40,472	29.7	20,815	18.0
Savings deposits	12,633	25.8	4,602	10.4
Money market deposit accounts	7,991	18.9	458	1.1
Certificates of deposit	(1,472)	(0.5)	28,488	9.8
Total	$ 75,152	12.4	$ 58,879	10.8

Remaining maturities of certificates of deposit of $100,000 or more are as follows (dollars in thousands):

	2010	2009	2008
3 months or less	$ 11,189	$ 9,161	$ 7,152
Over 3 months through 6 months	9,857	14,914	13,706
Over 6 months through 12 months	45,822	33,702	26,554
Over 12 months	61,828	62,775	50,297
Total	$ 128,696	$ 120,552	$ 97,709
As a percent of total
certificates of deposit	40.65%	37.90%	33.74%

Deposits by type of depositor are as follows (dollars in thousands):

	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Individual, partnerships
& corporations	$ 574,705	84.4	$ 517,503	85.5	$ 465,234	85.1
United States government	1,239	0.2	907	0.1	2,069	0.4
State & political subdivisions	104,767	15.4	87,149	14.4	79,377	14.5
Total	$ 680,711	100.0	$ 605,559	100.0	$ 546,680	100.0

Borrowed Funds

2010

Borrowed funds increased $1.8 million during 2010, or 3.5% as a result of additional customers utilizing sweep repurchase agreements. As of December 31, 2010 and 2009, we had $39.0 million of term loans with the Federal Home Loan Bank (see Note 10 of the consolidated financial statements for additional information).  During 2010, $3.0 million of term loans matured, which we strategically replaced with new term loans at various maturities as a means of reducing our cost of funds, given the lower interest rates that prevailed during 2010.  The significant increase in our deposits continued to limit our need for short term borrowings from the Federal Home Loan Bank during 2010 as the outstanding balance on these arrangements was $0 at December 31, 2010 and 2009.

2009

Borrowed funds decreased $7.1 million during 2009, a decrease of 11.6%.  As of December 31, 2009 we had $39.0 million of term loans with the Federal Home Loan Bank compared with $46.0 million outstanding as of December 31, 2008.  During 2009, $17.0 million of term loans matured.  We replaced those funds with $10.0 million of new term loans at various maturities, given the lower interest rates that prevailed during 2009.  The significant increase in our deposits limited our need for short term borrowings from the Federal Home Loan Bank during 2009 as the outstanding balance on these arrangements was $0 at December 31, 2009 and 2008.

Stockholders’ Equity

We evaluate stockholders’ equity in relation to total assets and the risk associated with those assets. The greater our capital resources, the greater the likelihood of meeting our cash obligations and absorbing unforeseen losses.  For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Our Board of Directors determines our dividend rate after considering our capital requirements, current and projected net income, and other factors. In 2010 and 2009, the Company paid out 27.5% and 29.9% of net income in dividends, respectively.

For the year ended December 31, 2010, the total number of common shares outstanding was 2,892,367. For comparative purposes, outstanding shares for prior periods were adjusted for the July 2010 stock dividend in computing earnings and cash dividends per share as detailed in Note 1 of the consolidated financial statements.  During 2010, we also purchased 13,863 shares of treasury stock at a weighted average cost of $27.84 per share. The Company awarded 5,350 shares of restricted stock to employees, which was offset by 467 shares as a result of employees leaving prior to the shares vesting and 800 shares to the Board of Directors under equity incentive programs. The Company also awarded 810 shares of stock to employees as a  bonus for 2010.

There are currently three federal regulatory measures of capital adequacy. The Company’s ratios meet the regulatory standards for well capitalized for 2010 and 2009, as detailed in Note 14 of the consolidated financial statements.

2010

Stockholders’ equity increased 11.6% in 2010 to $68.7 million.  Excluding accumulated other comprehensive income, which is the after-tax effect of unrealized holding gains and losses on available-for-sale securities, additional pension obligation and unrealized loss on interest rate swap, stockholders’ equity increased $8.2 million, or 13.7%.  This increase is due to net income of $11,502,000, offset by cash dividends of $3,162,000 and the purchase of treasury stock of $386,000. All of the Company’s investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. Accumulated other comprehensive income decreased $987,000 from December 31, 2009 primarily as result of market value fluctuations.  Total equity was approximately 8.45% of total assets as of December 31, 2010, compared to 8.43% of total assets as of December 31, 2009.

2009

Stockholders’ equity increased 16.6% in 2009 to $61.5 million.  Excluding accumulated other comprehensive income stockholders’ equity increased $6.7 million, or 12.8%.  This increase was due to net income of $9,864,000, offset by cash dividends of $2,951,000 and the purchase of treasury stock of $286,000. Accumulated other comprehensive income increased $1,435,000 from December 31, 2008 as result of market value fluctuations.  Total equity was approximately 8.4% of total assets as of December 31, 2009, compared to 7.9% of total assets as of December 31, 2008.

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

Capital expenditures in 2010 totaled $1,292,000, which included:

▪	Additional expenditures to complete the new branch building in Wellsboro totaling $938,000 and for furniture and equipment for the Troy branch office of $196,000.
▪	Two new vehicles totaling $53,000.
▪	Software purchases totaling $40,000

Capital expenditures in 2009 totaled $1,566,000, which included:

▪	Additional expenditures to complete the new branch building in Troy totaling $769,000 and for furniture and equipment for the Troy branch office of $190,000.
▪	New branch office in Wellsboro totaling $312,000.
▪	Roof repairs and other building improvements for the Canton branch of $54,000
▪	Upgrades and new equipment associated with data processing branch capture and security totaling $112,000.

We expect these expenditures will allow us to support our growth over the next decade, create greater operating efficiency and provide the customer with higher quality banking services.

In addition, to the Bank’s cash balances, the Bank achieves additional liquidity primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, investments that mature in less than one year and expected principal repayments from mortgage backed securities.  The Bank also has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $271 million, inclusive of any outstanding amounts, as an additional source of liquidity.  The Bank also had a federal funds line with a third party provider in the amount of $10.0 million as of December 31, 2010, which is unsecured and a borrower in custody agreement was established with the Federal Reserve Board in the amount of $14.5 million, which is collateralized by $17.8 million of municipal loans.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The Bank may not, under the National Bank Act, declare a dividend without approval of the OCC, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The Federal Reserve Board, the OCC and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At December 31, 2010, the Company had liquid assets of $4.2 million.

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

Currently, our Company has equity securities that represent only 0.5% of our investment portfolio, and therefore equity risk is not significant.

The primary factors that make assets interest-sensitive include adjustable-rate features on loans and investments, loan repayments, investment maturities and money market investments. The primary components of interest-sensitive liabilities include maturing certificates of deposit, IRA certificates of deposit, repurchase agreements and short-term borrowings. Savings deposits, NOW accounts and money market investor accounts are considered core deposits and are not short-term interest sensitive and therefore are included in the table below in the over five year column (except for the top-tier money market investor and NOW accounts which are paid current market interest rates).

The following table shows the cumulative static gap (at amortized cost) for various time intervals (dollars in thousands):

Maturity or Re-pricing of Company Assets and Liabilities as of December 31, 2010

	Within	Four to	One to	Two to	Three to	Over
	Three	Twelve	Two	Three	Five	Five
	Months	Months	Years	Years	Years	Years	Total
Interest-earning assets:
Interest-bearing deposits at banks	$ 34,454	$ -	$ -	$ -	$ -	$ -	$ 34,454
Investment securities	16,394	54,559	49,187	28,191	50,540	49,195	248,066
Residential mortgage loans	27,978	49,637	51,786	32,013	31,329	2,035	194,778
Commercial and farm loans	68,065	28,103	27,049	31,148	46,535	17,833	218,733
Loans to state & political subdivisions	524	2,404	5,022	4,114	9,210	27,447	48,721
Other loans	2,983	2,471	2,208	1,348	1,442	833	11,285
Total interest-earning assets	$ 150,398	$ 137,174	$ 135,252	$ 96,814	$ 139,056	$ 97,343	$ 756,037
Interest-bearing liabilities:
NOW accounts	$ 102,077	$ -	$ -	$ -	$ -	$ 74,548	$ 176,625
Savings accounts	-	-	-	-	-	61,682	61,682
Money Market accounts	41,310	-	-	-	-	8,891	50,201
Certificates of deposit	34,078	115,504	69,243	39,047	54,114	4,628	316,614
Short-term borrowing	7,734	-	-	-	-	-	7,734
Long-term borrowing	7,500	7,000	5,609	20,800	4,819	2,534	48,262
Total interest-bearing liabilities	$ 192,699	$ 122,504	$ 74,852	$ 59,847	$ 58,933	$ 152,283	$ 661,118
Excess interest-earning
assets (liabilities)	$ (42,301)	$ 14,670	$ 60,400	$ 36,967	$ 80,123	$ (54,940)
Cumulative interest-earning assets	$ 150,398	$ 287,572	$ 422,824	$ 519,638	$ 658,694	$ 756,037
Cumulative interest-bearing liabilities	192,699	315,203	390,055	449,902	508,835	661,118
Cumulative gap	$ (42,301)	$ (27,631)	$ 32,769	$ 69,736	$ 149,859	$ 94,919
Cumulative interest rate
sensitivity ratio (1)	0.78	0.91	1.08	1.16	1.29	1.14

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

The Bank currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that will effectively identify, measure, and monitor the Bank’s risk exposure.  In this analysis, the Bank examines the results of movements in interest rates.  The down 100 scenario assumes a parallel shift in rates to the extent possible based on current rates.  The up 200 scenario assumes a parallel shift in interest rates and it is assumed that the change in interest rates is “ramped” over a 12-month horizon. The up 300 shock assumes a parallel shift in interest rates and it is assumed that it is instantaneous.  The up 400 over 24 month scenario assumes a parallel shift in rates to the extent possible and the change in rates is assumed to occur over a 24 month period.  Assumptions are also made concerning prepayment speeds on mortgage loans and mortgage securities.  The following is a rate shock analysis for the period indicated as of December 31, 2010 (dollars in thousands):

		$ Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income

-100	27,370	(61)	(0.23)
Base	27,431	-	-
+200	27,123	(308)	(1.18)
+300 Shock	27,078	(353)	(1.35)
+400 Over 24 Months	27,123	(308)	(1.18)

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

GENERAL

The majority of assets and liabilities of a financial institution are monetary in nature and, therefore, differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets and on non-interest expenses, which tend to rise during periods of general inflation. The actions of the Federal Reserve in managing short-term interest rates have a significant impact on our Company’s interest rate risk.  Depending upon short-term rates and the overall yield curve, the Company will vary its asset liability strategy in order to manage interest rate margins.  The action of the Federal Reserve during 2010 to keep short-term interest rates low was in response to various economic data.

In 2006, legislation was passed regarding changes to FDIC deposit insurance.  This legislation increased coverage for retirement accounts from $100,000 to $250,000, merged the two existing deposit insurance funds and indexed the insurance level for inflation.  Furthermore, in 2010, due to the overall turbulence and volatility of the financial markets, FDIC deposit insurance coverage increased to $250,000 for any deposit account. The resulting premiums, although estimated, will result in significantly higher premiums than in the past, and/or could result in more volatility of the level of premiums charged to the Company.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Citizens Financial Services, Inc.
Consolidated Balance Sheet
	December 31,
(in thousands, except share data)	2010	2009
ASSETS:
Cash and cash equivalents:
Noninterest-bearing	$ 9,541	$ 9,505
Interest-bearing	34,454	21,944
Total cash and cash equivalents	43,995	31,449
Available-for-sale securities	251,303	198,582
Loans (net of allowance for loan losses:
2010, $5,915; 2009, $4,888)	467,602	451,496
Premises and equipment	12,503	12,227
Accrued interest receivable	3,455	3,141
Goodwill	10,256	10,256
Bank owned life insurance	13,171	12,667
Other assets	10,241	9,659
TOTAL ASSETS	$ 812,526	$ 729,477
LIABILITIES:
Deposits:
Noninterest-bearing	$ 75,589	$ 60,061
Interest-bearing	605,122	545,498
Total deposits	680,711	605,559
Borrowed funds	55,996	54,115
Accrued interest payable	1,779	2,037
Other liabilities	5,350	6,239
TOTAL LIABILITIES	743,836	667,950
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares 2010 and none in 2009;
none issued in 2010 or 2009	-	-
Common Stock
$1.00 par value; authorized 15,000,000 shares 2010 and 10,000,000 shares 2009;
issued 3,104,434 and 3,076,253 shares in 2010 and 2009, respectively	3,104	3,076
Additional paid-in capital	14,235	13,457
Retained earnings	54,932	47,353
Accumulated other comprehensive income	1,054	2,041
Treasury stock, at cost:
212,067 and 204,437 shares for 2010 and 2009, respectively	(4,635)	(4,400)
TOTAL STOCKHOLDERS' EQUITY	68,690	61,527
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 812,526	$ 729,477
See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Income
Year Ended December 31,
(in thousands, except per share data)	2010	2009	2008
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$ 31,042	$ 30,305	$ 30,710
Interest-bearing deposits with banks	90	43	57
Investment securities:
Taxable	4,876	6,044	4,828
Nontaxable	2,945	2,195	1,475
Dividends	47	28	168
TOTAL INTEREST AND DIVIDEND INCOME	39,000	38,615	37,238
INTEREST EXPENSE:
Deposits	9,560	11,222	11,492
Borrowed funds	1,780	2,009	2,566
TOTAL INTEREST EXPENSE	11,340	13,231	14,058
NET INTEREST INCOME	27,660	25,384	23,180
Provision for loan losses	1,255	925	330
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES	26,405	24,459	22,850
NON-INTEREST INCOME:
Service charges	3,639	3,612	3,489
Trust fees	542	521	561
Brokerage and insurance commissions	439	284	240
Investment securities gains (losses), net	99	139	(4,089)
Gains on loans sold	341	430	84
Earnings on bank owned life insurance	504	492	362
Other	446	369	509
TOTAL NON-INTEREST INCOME	6,010	5,847	1,156
NON-INTEREST EXPENSES:
Salaries and employee benefits	9,850	9,472	8,725
Occupancy	1,219	1,179	1,162
Furniture and equipment	454	437	479
Professional fees	681	660	625
Federal depository insurance	950	1,200	156
Other	4,603	4,811	4,730
TOTAL NON-INTEREST EXPENSES	17,757	17,759	15,877
Income before provision for income taxes	14,658	12,547	8,129
Provision for income taxes	3,156	2,683	1,224
NET INCOME	$ 11,502	$ 9,864	$ 6,905
NET INCOME - EARNINGS PER SHARE	$ 3.97	$ 3.40	$ 2.38
CASH DIVIDENDS PER SHARE	$ 1.09	$ 1.02	$ 0.97
See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Changes in Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2007	3,020,538	$ 3,020	$ 12,439	$ 37,590	$ (348)	$ (4,173)	$ 48,528
Comprehensive income:
Net income				6,905			6,905
Unrealized gain on securities, net of reclassification and tax					1,592		1,592
Unrealized loss on interest rate swap, net of tax					(227)		(227)
Other comprehensive income related to pensions plans, net of tax					(991)		(991)
Total comprehensive income							7,279
Stock dividend	27,751	28	618	(646)			-
Purchase of treasury stock (11,928 shares)						(271)	(271)
Restricted stock awards			(106)			106	-
Restricted stock vesting			28				28
Stock awards			2			19	21
Cash dividends, $.98 per share				(2,815)			(2,815)
Balance, December 31, 2008	3,048,289	3,048	12,981	41,034	26	(4,319)	52,770

Comprehensive income:
Net income				9,864			9,864
Unrealized gain on securities, net of reclassification and tax					1,435		1,435
Unrealized gain on interest rate swap, net of tax					117		117
Other comprehensive income related to pensions plans, net of tax					463		463
Total comprehensive income							11,879
Stock dividend	27,964	28	566	(594)			-
Purchase of treasury stock (13,575 shares)						(286)	(286)
Restricted stock awards			(147)			147	-
Restricted stock vesting			58				58
Stock awards			(1)			58	57
Cash dividends, $1.02 per share				(2,951)			(2,951)
Balance, December 31, 2009	3,076,253	3,076	13,457	47,353	2,041	(4,400)	61,527

Comprehensive income:
Net income				11,502			11,502
Unrealized loss on securities, net of reclassification and tax					(1,132)		(1,132)
Unrealized loss on interest rate swap, net of tax					(160)		(160)
Other comprehensive income related to pensions plans, net of tax					305		305
Total comprehensive income							10,515
Stock dividend	28,181	28	733	(761)			-
Purchase of treasury stock (13,863 shares)						(386)	(386)
Restricted stock awards			(128)			119	(9)
Restricted stock vesting			154				154
Forfeited restricted stock			10			(10)	-
Stock awards			9			42	51
Cash dividends, $1.09 per share				(3,162)			(3,162)
Balance, December 31, 2010	3,104,434	$ 3,104	$ 14,235	$ 54,932	$ 1,054	$ (4,635)	$ 68,690

See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Cash Flows
	Year Ended December 31,
(in thousands)	2010	2009	2008
Cash Flows from Operating Activities:
Net income	$ 11,502	$ 9,864	$ 6,905
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	1,255	925	330
Depreciation and amortization	457	654	641
Amortization and accretion on investment securities	829	486	12
Deferred income taxes	(270)	245	(782)
Investment securities (gains) losses, net	(99)	(139)	4,089
Earnings on bank owned life insurance	(504)	(492)	(362)
Stock awards	205	115	49
Originations of loans held for sale	(16,243)	(21,715)	(4,365)
Proceeds from sales of loans held for sale	16,584	22,145	4,449
Realized gains on loans sold	(341)	(430)	(84)
Increase in accrued interest receivable	(314)	(229)	(390)
Decrease (increase) in prepaid federal depository insurance	860	(2,814)	(5)
Increase (decrease) in accrued interest payable	(258)	(196)	34
Other, net	(847)	1,507	(115)
Net cash provided by operating activities	12,816	9,926	10,406
Cash Flows from Investing Activities:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	8,871	10,730	387
Proceeds from maturity and principal repayments of securities	54,069	54,081	14,969
Purchase of securities	(118,105)	(87,427)	(70,382)
Proceeds from redemption of Regulatory Stock	184	-	5,044
Purchase of Regulatory Stock	-	(586)	(3,606)
Net increase in loans	(18,415)	(24,162)	(9,997)
Purchase of loans of acquired branches	-	-	(267)
Purchase of bank owned life insurance	-	-	(3,436)
Purchase of premises, equipment and software	(1,292)	(1,566)	(1,132)
Proceeds from sale of premises and equipment	-	1,407	212
Proceeds from sale of foreclosed assets held for sale	942	637	565
Deposit acquisition premium	-	-	(1,718)
Net cash used in investing activities	(73,746)	(46,886)	(69,361)
Cash Flows from Financing Activities:
Net increase in deposits	75,152	58,879	73,762
Deposits of acquired branches	-	-	16,889
Proceeds from long-term borrowings	3,702	11,077	31,319
Repayments of long-term borrowings	(3,858)	(17,576)	(17,493)
Net increase (decrease) in short-term borrowed funds	2,037	(590)	(32,969)
Purchase of treasury stock	(386)	(286)	(271)
Purchase of restricted stock	(9)	-	-
Dividends paid	(3,162)	(2,951)	(2,815)

Net cash provided by financing activities	73,476	48,553	68,422
Net increase in cash and cash equivalents	12,546	11,593	9,467
Cash and Cash Equivalents at Beginning of Year	31,449	19,856	10,389
Cash and Cash Equivalents at End of Year	$ 43,995	$ 31,449	$ 19,856
Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 11,598	$ 13,427	$ 14,024
Income taxes paid	$ 3,585	$ 2,390	$ 2,015
Non-cash activities:
Real estate acquired in settlement of loans	$ 1,205	$ 357	$ 942
Real estate transferred to other assets	$ 307	$ -	$ -
See accompanying notes to consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Citizens Financial Services, Inc. (individually and collectively, the “Company”), is headquartered in Mansfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, First Citizens National Bank (the “Bank”), and its wholly owned subsidiary, First Citizens Insurance Agency, Inc.  As of December 31, 2010, the Bank is a national banking association and operates seventeen full-service banking offices Potter, Tioga and Bradford counties, Pennsylvania and Allegany County, New York and has one Loan Production Office in Clinton County, Pennsylvania.  The Bank also provides trust services, including the administration of trusts and estates, retirement plans, and other employee benefit plans, along with a brokerage division that provides a comprehensive menu of investment services.  The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services.  The Company is supervised by the Board of Governors of the Federal Reserve System, while the Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency.

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

In preparing the financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities as of the Consolidated Balance Sheet date and revenues and expenses for the period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change relate to determination of the allowance for loan losses and deferred tax assets and liabilities.

Operating Segments

An operating segment is defined as a component of an enterprise that engages in business activities that generates revenue and incurs expense, and the operating results of which are reviewed by the chief operating decision maker in the determination of resource allocation and performance.  While the Company’s chief decision makers monitor the revenue streams of the various Company’s products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  Consistent with our internal reporting, the Company’s business activities are reported as one segment, which is community banking.

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

Investment Securities

Investment securities at the time of purchase are classified as one of the three following types:

Held-to-Maturity Securities - includes securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. The Company had no held-to-maturity securities as of December 31, 2010 and 2009.

Trading Securities - includes debt and equity securities bought and held principally for the purpose of selling them in the near term. Such securities are reported at fair value with unrealized holding gains and losses included in earnings. The Company had no trading securities as of December 31, 2010 and 2009.

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

The Company allocates the allowance based on the factors described below, which conform to the Company’s loan classification policy. In reviewing risk within the Bank’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The allowance for loan losses consists of amounts applicable to: (i) residential real estate loans; (ii) residential real estate home equity loans; (iii) commercial real estate loans; (iv) agricultural real estate loans; (v) real estate construction loans; (vi) commercial and other loans; (vii) consumer loans; (viii) other agricultural loans and (ix) state and political subdivision loans. Factors considered in this process include general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are evaluated to determine additional inherent risks in the loan portfolio, which are not necessary reflected in the historical loss percentages, These factors are then added to the historical allocation percentage to get the adjusted factor to be applied to non classified loans. The following qualitative factors are analyzed:

•	Level of and trends in delinquencies, impaired/classified loans
▪	Change in volume and severity of past due loans
▪	Volume of non-accrual loans
▪	Volume and severity of classified, adversely or graded loans
•	Level of and trends in charge-offs and recoveries
•	Trends in volume, terms and nature of the loan portfolio
•	Effects of any changes in risk selection and underwriting standards and any other changes in lending and recovery policies, procedures and practices
•	Changes in the quality of the Bank’s loan review system
•	Experience, ability and depth of lending management and other relevant staff
•	National, state, regional and local economic trends and business conditions
▪	General economic conditions
▪	Unemployment rates
▪	Inflation / CPI
▪	Changes in values of underlying collateral for collateral-dependent loans
•	Industry conditions including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses.
•	Existence and effect of any credit concentrations, and changes in the level of such concentrations

The company also maintains an unallocated allowance to account for any factors or conditions that may cause a potential loss but are not specifically addressed in the process described above. The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for loan losses.

Loan Charge-off Policies

Consumer loans are generally fully or partially charged down to the fair value of collateral securing the asset when the loan is 180 days past due for open-end loans or 120 days past due for closed-end loans unless the loan is well secured and in the process of collection. All other loans are generally charged down to the net realizable value when the loan is 90 days past due.

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. In addition to the allowance for the pooled portfolios, management has developed a separate allowance for loans that are identified as impaired through a TDR. These loans are excluded from pooled loss forecasts and a separate reserve is provided under the accounting guidance for loan impairment.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell. Prior to foreclosure, the value of the underlying loan is written down to fair market value of the real estate or other assets to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income and losses on disposition, are included in other expenses and gains and losses are included in other non-interest income.

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

Goodwill

The Company utilizes a two-step process for testing the impairment of goodwill on at least an annual basis.  This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts.  The Company performs an annual impairment analysis of goodwill.  Based on the fair value of the reporting unit, no impairment of goodwill was recognized in 2010 or 2009.

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

The Company has a defined contribution, 401(k) plan covering eligible employees. The employee may also contribute to the plan on a voluntary basis, up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k).   Under the plan, the Company also makes contributions on behalf of eligible employees, which vest immediately.

The Company also has a profit-sharing plan for employees which provide tax-deferred salary savings to plan participants.  The Company has a deferred compensation plan for directors who have elected to defer all or portions of their fees until their retirement or termination from service.

The Company has a restricted stock plan which covers eligible employees and non-employee corporate directors.  Under the plan, awards are granted based upon performance related requirements and are subject to certain vesting criteria.  Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law.  The SERP is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the SERP are payable from the general assets of the Company.  Expenses under the SERP are recognized as earned over the expected years of service.

Mortgage Servicing Rights (MSR’s)

The Company originates certain loans for the express purpose of selling such loans in the secondary market.  The Company maintains all servicing rights for these loans.  The loans held for sale are carried at lower of cost or market.  Originated MSR’s are recorded by allocating total costs incurred between the loan and servicing rights based on their relative fair values.  MSR’s are amortized in proportion to the estimated servicing income over the estimated life of the servicing portfolio and measured for impairment.

Derivative Financial Instruments

The Company entered into an interest rate swap derivative to convert floating-rate debt to fixed-rate debt. The Company's interest rate swap agreement involves an agreement to pay a fixed rate and receive a floating rate, at specified intervals, calculated on an agreed-upon notional amount. The Company's objective in entering into this interest rate financial instrument is to mitigate its exposure to significant unplanned fluctuations in earnings caused by volatility in interest rates. As of December 31, 2010 and 2009, the derivative instrument entered into was designated as a hedge of underlying exposures. The Company does not use this instrument for trading or speculative purposes.  Derivative instruments used by the Company involve, to varying degrees, elements of credit risk, in the event a counter party should default, and market risk, as the instruments are subject to interest rate fluctuations. Credit risk is managed through the use of counterparty diversification and monitoring of counterparty financial condition.

All derivatives are recognized on the balance sheet at their fair value. To date, the derivative entered into by the Company qualifies for and is designated as a cash flow hedge. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. There was no net gain or loss recognized in earnings related to our derivative instruments during the years ended December 31, 2010 and 2009.

Comprehensive Income

The Company is required to present comprehensive income in a full set of general purpose financial statements for all periods presented. Other comprehensive income is comprised of unrealized holding gains (losses) on the available-for-sale securities portfolio, unrecognized pension costs, and unrealized gain (loss) on interest rate swap. Comprehensive income is reported in the accompanying consolidated statements of changes in shareholders’ equity. See Note 13 - Other Comprehensive Income.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company has presented the necessary disclosures in Notes 11 and 16 herein.

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging.  ASU 2010-11 provides clarification and related additional examples to improve financial reporting by resolving potential ambiguity about the breadth of the embedded credit derivative scope exception in ASC 815-15-15-8.  ASU 2010-11 is effective at the beginning of the first fiscal quarter beginning after June 15, 2010. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310):  Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force.  ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets.  Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said.  The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting periods that end July 15, 2010 or later and did not have a significant impact on the Company’s financial statements.

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption.  The Company has presented the necessary disclosures in the Note 4 herein.

In August, 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules.  This ASU amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026:  Technical Amendments to Rules, Forms, Schedules, and Codification of Financial Reporting Policies and did not have a significant impact on the Company’s financial statements.

In August, 2010, the FASB issued ASU 2010-22, Technical Corrections to SEC Paragraphs – An announcement made by the staff of the U.S. Securities and Exchange Commission.  This ASU amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics and did not have a significant impact on the Company’s financial statements.

In December, 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist.  The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  For public entities, the amendments in this Update are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010.  Early adoption is not permitted.  For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Nonpublic entities may early adopt the amendments using the effective date for public entities.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations.  The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.   The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20, enabling public-entity creditors to provide those disclosures after the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring. The deferral in this Update will result in more consistent disclosures about troubled debt restructurings. This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20.  In the proposed Update for determining what constitutes a troubled debt restructuring, the FASB proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted.  The adoption of this guidance is not expected to have a significant impact on the Entity’s financial statements

Treasury Stock

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

Earnings Per Share

Earnings per share calculations give retroactive effect to stock dividends declared by the Company.  The number of weighted average shares used in the earnings per share computations presented was 2,895,151, 2,901,669 and 2,907,088 for 2010, 2009 and 2008, respectively.

Reclassification

Certain of the prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no effect on net income or stockholders’ equity.

2. RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities.  The amount of such reserves was $1,301,000 and $1,023,000 at December 31, 2010 and 2009, respectively.

Non-retirement account deposits with one financial institution are insured up to $250,000. At times, the Company maintains cash and cash equivalents with other financial institutions in excess of the insured amount.

3. INVESTMENT SECURITIES

The amortized cost and fair value of investment securities at December 31, 2010 and 2009 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 117,390	$ 1,535	$ (441)	$ 118,484
Obligations of state and
political subdivisions	78,164	603	(1,845)	76,922
Corporate obligations	8,415	268	(2)	8,681
Mortgage-backed securities in
government sponsored entities	43,183	2,832	-	46,015
Equity securities in financial institutions	914	303	(16)	1,201
Total available-for-sale securities	$ 248,066	$ 5,541	$ (2,304)	$ 251,303

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 64,583	$ 888	$ (248)	$ 65,223
Obligations of state and
political subdivisions	58,651	1,085	(162)	59,574
Corporate obligations	2,998	168	-	3,166
Mortgage-backed securities in
government sponsored entities	67,026	3,168	-	70,194
Equity securities in financial institutions	371	54	-	425
Total available-for-sale securities	$ 193,629	$ 5,363	$ (410)	$ 198,582

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009 (in thousands).  As of December 31, 2010 and 2009, the Company owned 85 and 33 securities whose fair value was less than their cost basis, respectively.

December 31, 2010	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ 38,502	$ 441	$ -	$ -	$ 38,502	$ 441
Obligations of states and
political subdivisions	45,335	1,784	526	61	45,861	1,845
Corporate obligations	1,157	2	-	-	1,157	2
Equity securities	139	16	-	-	139	16

Total securities	$ 85,133	$ 2,243	$ 526	$ 61	$ 85,659	$ 2,304

December 31, 2009	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ 28,665	$ 248	$ -	$ -	$ 28,665	$ 248
Obligations of states and
political subdivisions	11,326	120	454	42	11,780	162
Total securities	$ 39,991	$ 368	$ 454	$ 42	$ 40,445	$ 410

The Company’s investment securities portfolio contains unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, obligations of states and political subdivisions, corporate obligations and equity securities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale during 2010, 2009, and 2008 were $8,871,000, $10,730,000, and $387,000, respectively.  The gross gains realized during 2010 consisted of realized gains of $21,000, $23,000, and $55,000 from the sale of a U.S. Treasury note, three agency securities and one mortgage backed securities, respectively. There were no losses incurred during 2010. The gross gains realized during 2009 consisted of realized gains of $32,000, $157,000, $86,000 and $21,000 from the sale of an agency security, two mortgage backed securities, a corporate bond and an equity security, respectively. The gross losses incurred during 2009 were made up of realized losses of $22,000, $27,000 and $54,000 from the sale of a corporate bond, three municipal securities and one equity security and an impairment charge of our Freddie Mac preferred stock in the amount of $54,000. The gross losses incurred during 2008 were made up of a realized loss of $1,796,000 on a sale of a corporate bond and an impairment charge of our Freddie Mac preferred stock in the amount of $2,336,000. The gross gains realized during 2008 consisted of realized gains of $13,000 and $30,000 from the call of a municipal bond and the sale of an equity security. Gross gains and gross losses were realized as follows (in thousands):

	2010	2009	2008
Gross gains	$ 99	$ 296	$ 43
Gross losses	-	157	4,132
Net gains (losses)	$ 99	$ 139	$ (4,089)

Investment securities with an approximate carrying value of $162,742,000 and $144,880,000 at December 31, 2010 and 2009, respectively, were pledged to secure public funds and certain other deposits as provided by law.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at December 31, 2010, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$ 2,156	$ 2,166
Due after one year through five years	80,626	81,319
Due after five years through ten years	29,265	30,281
Due after ten years	135,105	136,336
Total	$ 247,152	$ 250,102

4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout North central Pennsylvania and Southern New York.  Although the Company has a diversified loan portfolio at December 31, 2010 and 2009, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio as of December 31, 2010 and 2009 (in thousands):

December 31, 2010	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 185,012	$ 172	$ 184,840
Commercial and agricultural	171,577	9,976	161,601
Construction	9,766	-	9,766
Consumer	11,285	-	11,285
Commercial and other loans	47,156	1,374	45,782
State and political subdivision loans	48,721	-	48,721
Total	$ 473,517	$ 11,522	$ 461,995

December 31, 2009	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 194,989	$ 92	$ 194,897
Commercial and agricultural	153,438	3,957	149,481
Construction	5,619	749	4,870
Consumer	11,895	-	11,895
Commercial and other loans	44,101	346	43,755
State and political subdivision loans	46,342	-	46,342
Total	$ 456,384	$ 5,144	$ 451,240

Real estate loans serviced for Freddie Mac and Fannie Mae, which are not included in the consolidated balance sheet, totaled $56,085,000 and $49,225,000 at December 31, 2010 and 2009, respectively.

At December 31, 2010 and 2009, net unamortized loan fees and costs of $1,243,000 and $1,176,000, respectively, have been included in the carrying value of loans.

The segments of the Bank’s loan portfolio are disaggregated into classes to a level that allows management to monitor risk and performance. Residential real estate mortgages consists of 15 to 30 year first mortgages on residential real estate, while residential real estate home equities are consumer purpose installment loans or lines of credit  secured by a mortgage which is often a second lien on residential real estate with terms of 15 years or less. Commercial real estate are business purpose loans secured by a mortgage on commercial real estate. Agricultural real estate are loans secured by a mortgage on real estate used in agriculture production. Construction real estate are loans secured by residential or commercial real estate used during the construction phase of residential and commercial projects. Consumer loans are typically unsecured or primarily secured by something other than real estate and overdraft lines of credit connected with customer deposit accounts. Commercial and other loans are loans for commercial purposes primarily secured by non-real estate collateral. Other agricultural loans are loans for agricultural purposes primarily secured by non real estate collateral. State and political subdivisions are loans for state and local municipalities for capital and operating expenses or Tax free loans used to finance commercial development

Management considers commercial loans and commercial real estate loans which are 90 days or more past due to be impaired. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables by class, with the associated allowance amount, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
2010
Real estate loans:
Mortgages	$ 132	$ -	$ 131	$ 131	$ 21	$ 55	$ -
Home Equity	72	41	-	41	-	56	-
Commercial	8,540	1,682	6,053	7,735	167	5,445	67
Agricultural	2,421	2,241	-	2,241	-	2,373	64
Construction	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Commercial and other loans	455	404	-	404	-	469	1
Other Agricultural Loans	1,040	970	-	970	-	958	11
State and political subdivision loans	-	-	-	-	-	-	-
Total	$ 12,660	$ 5,338	$ 6,184	$ 11,522	$ 188	$ 9,356	$ 143

2009
Real estate loans:
Mortgages	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Home Equity	104	92	-	92	-	6	-
Commercial	2,672	1,113	750	1,863	66	1,827	21
Agricultural	2,094	2,094	-	2,094	-	944	-
Construction	749	749	-	749	-	-	-
Consumer	-	-	-	-	-	-	-
Commercial and other loans	101	45	11	56	11	89	-
Other Agricultural Loans	290	252	38	290	38	83	-
State and political subdivision loans	-	-	-	-	-	-	-
Total	$ 6,010	$ 4,345	$ 799	$ 5,144	$ 115	$ 2,949	$ 21

Credit Quality Information

Management uses a nine point internal risk rating system to monitor the credit quality of the overall loan portfolio. The first five categories are considered not criticized and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The definitions of each rating are defined below:

•
Pass (Grades 1-5) – These loans are to customers with credit quality ranging from an acceptable to very high quality and are protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral.

•
Special Mention (Grade 6) – This loan grade is in accordance with regulatory guidance and includes loans where a potential weakness or risk exists, which could cause a more serious problem if not corrected.

•
Substandard (Grade 7) – This loan grade is in accordance with regulatory guidance and includes loans that have a well-defined weakness based on objective evidence and be characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

•
Doubtful (Grade 8) – This loan grade is in accordance with regulatory guidance and includes loans that have all the weaknesses inherent in a substandard asset.  In addition, these weaknesses make collection or liquidation in full highly questionable and improbable, based on existing circumstances.

•	Loss (Grade 9) – This loan grade is in accordance with regulatory guidance and includes loans that are considered uncollectible, or of such value that continuance as an asset is not warranted.

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay loan as agreed, the Bank’s loan rating process includes several layers of internal and external oversight. Generally, residential real estate mortgages and home equities and loans to individuals for household, family and other purchases are included in the pass category, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. The Company’s loan officers are responsible for the timely and accurate risk rating of the loans in each of their portfolios at origination and on an ongoing basis under the supervision of management.  All commercial and agricultural loans are reviewed annually to ensure that appropriateness of the loan grade. In addition, the Bank engages an external consultant on at least an annual basis. The external consultant is engaged to 1) review a minimum of 60% of the dollar volume of the commercial loan portfolio on an annual basis, 2) review new loans originated in the last year, 3) review all relationships in aggregate over $500,000, 4) review all aggregate loan relationships over $100,000 which are over 90 days past due, classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate.

The following tables represent credit exposures by internally assigned grades as of December 31, 2010 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
2010
Real estate loans:
Mortgages	$ 96,218	$ 628	$ 397	$ -	$ -	$ 97,243
Home Equity	87,359	175	202	33	-	87,769
Commercial	120,344	15,570	16,585	-	-	152,499
Agricultural	12,007	1,063	6,008	-	-	19,078
Construction	9,766	-	-	-	-	9,766
Consumer	11,265	4	16	-	-	11,285
Commercial and other loans	36,784	2,545	848	24	-	40,201
Other Agricultural Loans	4,024	469	2,462	-	-	6,955
State and political subdivision loans	47,482	-	1,239	-	-	48,721
Total	$ 425,249	$ 20,454	$ 27,757	$ 57	$ -	$ 473,517

Age Analysis of Past Due Financing Receivables by Class

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due financing receivables as of December 31(in thousands):

		30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
		Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
December 31, 2010

Real estate loans:
Mortgages		$ 518	$ 50	$ 412	$ 980	$ 96,263	$ 97,243	$ 104
Home Equity		762	139	262	1,163	86,606	87,769	116
Commercial		188	1,647	1,827	3,662	148,837	152,499	426
Agricultural		-	-	-	-	19,078	19,078	-
Construction		-	-	-	-	9,766	9,766	-
Consumer		83	3	7	93	11,192	11,285	6
Commercial and other loans		111	6	398	515	39,686	40,201	40
Other Agricultural Loans		5	-	-	5	6,950	6,955	-
State and political subdivision loans		-	-	-	-	48,721	48,721	-

	Total	$ 1,667	$ 1,845	$ 2,906	$ 6,418	$ 467,099	$ 473,517	$ 692

		30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
		Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
December 31, 2009

Real estate loans:
Mortgages		$ 825	$ 22	$ 517	$ 1,364	$ 98,834	$ 100,198	$ 41
Home Equity		680	102	284	1,066	93,725	94,791	33
Commercial		422	1,147	2,165	3,734	130,219	133,953	635
Agricultural		46	30	2,094	2,170	17,315	19,485	-
Construction		-	-	749	749	4,870	5,619	-
Consumer		81	1	11	93	11,802	11,895	10
Commercial and other loans		585	28	19	632	36,396	37,028	19
Other Agricultural Loans		8	8	321	337	6,736	7,073	57
State and political subdivision loans		-	-	-	-	46,342	46,342	89

	Total	$ 2,647	$ 1,338	$ 6,160	$ 10,145	$ 446,239	$ 456,384	$ 884

Nonaccrual Loans

Loans are considered for nonaccrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although the Corporation may be receiving partial payments of interest and partial repayments of principal on such loans or if full payment of principal and interest is not expected.

The following table reflects the financing receivables on nonaccrual status as of December 31, 2010 and 2009, respectively. The balances are presented by class of financing receivable (in thousands):

	2010	2009

Real estate loans:
Mortgages	$ 309	$ 559
Home Equity	193	251
Commercial	7,735	1,863
Agricultural	2,241	2,094
Construction	-	749
Consumer	1	1
Commercial and other	404	57
Other Agricultural	970	297
State and political subdivision	-	-

	$ 11,853	$ 5,871

The Company had non-accrual loans, inclusive of impaired loans, of $11,853,000 and $5,871,000 at December 31, 2010 and 2009, respectively.  Interest income on loans would have increased by approximately $522,000, $331,000, and $112,000 and during 2010, 2009 and 2008, respectively, if these loans had performed in accordance with their original terms.

Allowance for Loan Losses

The following tables roll forward the balance of the allowance for loan and lease losses for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Balance, beginning of year	$ 4,888	$ 4,378	$ 4,197
Provision charged to income	1,255	925	330
Recoveries on loans previously
charged against the allowance	179	131	97
	6,322	5,434	4,624
Loans charged against the allowance	(407)	(546)	(246)
Balance, end of year	$ 5,915	$ 4,888	$ 4,378

As discussed in Footnote 1, management evaluates various qualitative factors on a quarterly basis. The following are factors that experienced changes during 2010.

The qualitative factors for changes in levels of and trends in delinquencies impaired/classified loans were increased for residential mortgages and commercial mortgages and decreased for agricultural related loans as a result of changes in the past dues, nonaccruals and impaired loans in these portfolio segments. The qualitative factor for changes in the trends of charge-offs and recoveries was decreased for the consumer loan and other agricultural loan portfolios due to reduced losses over the most recent three year period in comparison to the three year period ended December 31, 2009. Changes in portfolio volumes during 2010 resulted in an increase to the related factors for commercial real estate and other commercial and agricultural loans.  The qualitative factor for changes in lending policies and procedures for commercial real estate and consumer loans was reduced during the year due to policy and procedure changes instituted during the year. During 2010 the qualitative factors for changes in the Bank’s loan review system were increased across all portfolio segments as a result of staffing turnover in the Bank’s quality control area. The factors related to experience, ability and depth of lending management and other relevant staff were increased for commercial and agricultural loans due to turnover of the Bank’s Business Development Officers. Decreases in local unemployment rate resulted in a decrease in the factors applied for economic trends for all loans except municipal and agricultural real estate loans.

The following tables roll forward the balance of the allowance for loan and lease losses by portfolio segment from 2009 to 2010 and segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2010 (in thousands):

	Balance at December 31, 2009	Charge-offs	Recoveries	Provision	Balance at December 31, 2010	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 801	$ (76)	$ 4	$ 240	$ 969	$ 21	$ 948
Commercial and agricultural	2,864	(124)	21	619	3,380	167	3,213
Construction	20	-	-	2	22	-	22
Consumer	131	(88)	79	(14)	108	-	108
Commercial and other loans	918	(120)	76	109	983	-	983
State and political
subdivision loans	93	-	-	44	137	-	137
Unallocated	61	-	-	255	316	-	316
Total	$ 4,888	$ (408)	$ 180	$ 1,255	$ 5,915	$ 188	$ 5,727

5. PREMISES & EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

	December 31,
	2010	2009
Land	$ 3,488	$ 3,584
Buildings	12,361	11,546
Furniture, fixtures and equipment	7,348	7,572
Construction in process	9	365
	23,206	23,067
Less: accumulated depreciation	10,703	10,840
Premises and equipment, net	$ 12,503	$ 12,227

Depreciation expense amounted to $669,000, $637,000, and $658,000 for 2010, 2009 and 2008, respectively.

6. GOODWILL

As of December 31, 2010 and 2009, the Company had goodwill of $10,256,000, which is tested for impairment on an annual basis. Based on the fair value of the reporting unit, no goodwill impairment loss was recognized in 2010, 2009 or 2008.

7. CORE DEPOSIT INTANGIBLE ASSETS

A summary of core deposit intangible assets is as follows (in thousands):

	December 31,
	2010	2009
Beginning carrying amount	$ 3,619	$ 3,619
Add: amount related to acquisition	-	-
Gross carrying amount	$ 3,619	$ 3,619
Less: accumulated amortization	3,587	3,570
Net carrying amount	$ 32	$ 49

Amortization expense amounted to $17,000, $160,000 and $145,000 for 2010, 2009 and 2008, respectively.  The estimated amortization expense of intangible assets for each of the two succeeding fiscal years is as follows (in thousands):

For the year ended December 31, 2011	17
For the year ended December 31, 2012	15
Total	$ 32

8. FEDERAL HOME LOAN BANK (FHLB) STOCK

The Bank is a member of the Federal Home Loan Bank of Pittsburgh and as such, is required to maintain a minimum investment in stock of the Federal Home Loan Bank that varies with the level of advances outstanding with the Federal Home Loan Bank. As of December 31, 2010 and 2009, the Bank holds $3,498,000 and $3,682,000, respectively. The stock is bought from and sold to the Federal Home Loan Bank based upon its $100 par value.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) The significance of the decline in net assets of the Federal Home Loan Bank as compared to the capital stock amount and the length of time this situation has persisted (b) Commitments by the Federal Home Loan Bank to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) The impact of legislative and regulatory changes on the customer base of the Federal Home Loan Bank and (d) The liquidity position of the Federal Home Loan Bank.

The Federal Home Loan Bank of Pittsburgh has incurred losses in the prior two years and has suspended the payment of dividends.  The losses are primarily attributable to impairment of investment securities associated with the extreme economic conditions in place over the last two years.  Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  More consideration was given to the long-term prospects for the Federal Home Loan Bank as opposed to the recent stress caused by the extreme economic conditions the world is facing.  Management also considered that the Federal Home Loan Bank’s regulatory capital ratios have increased from the prior year, liquidity appears adequate, and new shares of FHLB Stock continue to exchange hands at the $100 par value.

9. DEPOSITS

Certificates of deposit of $100,000 or more amounted to $128,696,000 and $120,552,000 at December 31, 2010 and 2009, respectively. Interest expense on certificates of deposit of $100,000 or more amounted to $3,095,000, $3,353,000 and, $2,815,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Following are maturities of certificates of deposit as of December 31, 2010 (in thousands):

2011	$ 149,582
2012	69,243
2013	39,047
2014	26,240
2015	27,874
Thereafter	4,628
Total certificates of deposit	$ 316,614

10. BORROWED FUNDS

	Securities
	Sold Under	Treasury						Total
	Agreements to	Direct	FHLB	Federal Funds	FRB	Notes	Term	Borrowed
(dollars in thousands)	Repurchase(a)	Investments(b)	Advances(c)	Line (d)	BIC Line (e)	Payable(f,g)	Loans(h)	Funds
2010
Balance at December 31	$ 9,496	$ -	$ -	$ -	$ -	$ 7,500	$ 39,000	$ 55,996
Highest balance at any month-end	9,957	-	-	-	-	7,500	39,000	56,457
Average balance	8,703	-	-	-	1	7,500	37,866	54,070
Weighted average interest rate:
Paid during the year	1.05%	0.00%	0.00%	0.00%	0.75%	5.87%	3.28%	3.29%
As of year-end	0.94%	0.00%	0.00%	0.00%	0.00%	5.87%	3.20%	3.18%
2009
Balance at December 31	$ 7,615	$ -	$ -	$ -	$ -	$ 7,500	$ 39,000	$ 54,115
Highest balance at any month-end	9,114	-	-	-	-	7,500	44,000	60,614
Average balance	8,360	-	-	16	-	7,500	42,258	58,134
Weighted average interest rate:
Paid during the year	1.16%	0.00%	0.00%	0.51%	0.00%	5.87%	3.47%	3.41%
As of year-end	1.16%	0.00%	0.00%	0.00%	0.00%	5.87%	3.27%	3.28%

(a) Securities sold under agreements to repurchase mature within 5 years. As of December 31, 2010 and 2009, repurchase agreements with original maturities of less than one year totaled $7,734,000 and $5,696,000, respectively. As of December 31, 2010 and 2009, repurchase agreements with original maturities greater than one year totaled $1,762,000 and $1,919,000, respectively. The carrying value of the underlying securities pledged at December 31, 2010 and 2009 was $11,658,000 and $9,994,000, respectively.

(b) Treasury Direct Investments consist of notes issued under the U.S. Treasury Department’s program of investing balances in interest-bearing demand notes insured by depository institutions.

(c) FHLB Advances consist of an “Open RepoPlus” agreement with the Federal Home Loan Bank of Pittsburgh. FHLB “Open RepoPlus” advances are short-term borrowings that bear interest based on the Federal Home Loan Bank discount rate or Federal Funds rate, whichever is higher.  The Company has a borrowing limit of $271,273,000, inclusive of any outstanding advances. FHLB advances are secured by a blanket security agreement that includes the Company’s FHLB stock, as well as certain investment and mortgage-backed securities held in safekeeping at the FHLB and certain residential and commercial mortgage loans.  At December 31, 2010 and 2009, the approximate carrying value of the securities collateral was $26,087,000 and $31,747,000, respectively.

(d) The federal funds line consists of an unsecured line from a third party bank at market rates.  The Company has a borrowing limit of $10,000,000, inclusive of any outstanding balances.  No specific collateral is required to be pledged for these borrowings.

(e) The Federal Reserve Bank Borrower in Custody (FRB BIC) Line consists of a borrower in custody in agreement open in January 2010 with the Federal Reserve Bank of Philadelphia secured by municipal loans maintained in the Company's possession.    As of December 31, 2010, the Company has a borrowing limit of $14,489,000, inclusive of any outstanding advances. The approximate carrying value of the municipal loan collateral was $17,795,000 as of December 31, 2010.

(f) In December 2003, the Company formed a special purpose entity (“Entity”) to issue $7,500,000 of floating rate obligated mandatory redeemable securities as part of a pooled offering.  The rate was determined quarterly and floated based on the 3 month LIBOR plus 2.80.   The Entity may redeem them, in whole or in part, at face value after December 17, 2008, and on a quarterly basis thereafter.  The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable.  Debt issue costs of $75,000 have been capitalized and fully amortized as of December 31, 2008.  Under current accounting rules, the Company’s minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet.  The Entity is not consolidated as part of the Company’s consolidated financial statements.

(g) In December, 2008, the Company entered into an interest rate swap agreement to convert floating-rate debt to fixed rate debt on a notional amount of $7,500,000. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreement was entered into on December 17, 2008 and expires December 17, 2013.  The fair value of the interest rate swap at December 31, 2010 and 2009 was a liability of $409,000 and $166,000, respectively, and is included within other liabilities on the consolidated balance sheets.

(h) Term Loans consist of separate loans with a third party bank and the Federal Home Loan Bank of Pittsburgh as follows (in thousands):

		December 31,	December 31,
Interest Rate	Maturity	2010	2009
Fixed:
3.23%	January 14, 2010	-	2,000
2.82%	May 10, 2010	-	1,000
3.12%	May 9, 2011	1,000	1,000
3.73%	July 11, 2011	2,000	2,000
3.79%	August 22, 2011	1,000	1,000
3.70%	September 6, 2011	1,000	1,000
3.62%	September 6, 2011	2,000	2,000
3.57%	May 7, 2012	2,000	2,000
3.36%	May 9, 2012	2,000	2,000
3.89%	September 5, 2012	1,000	1,000
2.72%	March 31, 2013	1,150	1,150
2.58%	April 28, 2013	2,000	2,000
2.37%	May 5, 2013	2,000	2,000
3.75%	May 6, 2013	2,000	2,000
3.55%	May 9, 2013	2,000	2,000
2.26%	May 15, 2013	1,650	1,650
3.42%	December 2, 2013	5,000	5,000

3.52%	December 5, 2013	5,000	5,000
2.31%	January 27,2014	1,000	-
2.80%	April 17, 2014	3,200	3,200
2.29%	October 2, 2017	2,000	-
Total term loans		$ 39,000	$ 39,000

Following are maturities of borrowed funds as of December 31, 2010 (in thousands):

2011	$ 22,234
2012	5,609
2013	20,800
2014	4,200
2015	619
2016	534
2017	2,000
Total borrowed funds	$ 55,996

11. EMPLOYEE BENEFIT PLANS

Noncontributory Defined Benefit Pension Plan

The Bank sponsors a trusteed, noncontributory defined benefit pension plan covering substantially all employees and officers.  The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank and compensation rates near retirement. The Bank’s funding policy is to make annual contributions, if needed, based upon the funding formula developed by the plan’s actuary. For the years ended December 31, 2010 and 2009, contributions to the plan totaled $450,000 and $750,000, respectively.

The plan was amended, effective January 1, 2008, to cease eligibility for employees with a hire date of January 1, 2008 or later.  In lieu of the pension plan, employees with a hire date of January 1, 2008 or later are eligible to receive, after meeting length of service requirements, an annual discretionary 401(k) plan contribution from the Bank equal to a percentage of an employee’s base compensation.  The contribution amount will be placed in a separate account within the 401(k) plan and will be subject to a vesting requirement. Contributions by the Company totaled $17,000 and $2,000 for 2010 and 2009, respectively.

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

The following table sets forth the obligation and funded status as of December 31 (in thousands):

	2010	2009

Change in benefit obligation
Benefit obligation at beginning of year	$7,448	$7,114
Service cost	303	330
Interest cost	399	424
Actuarial (gain) / loss	(184)	51
Benefits paid	(329)	(471)
Benefit obligation at end of year	7,637	7,448

Change in plan assets
Fair value of plan assets at beginning of year	6,458	5,149
Actual return on plan assets	758	1,030
Employer contribution	450	750
Benefits paid	(329)	(471)
Fair value of plan assets at end of year	7,337	6,458

Funded status	$(300)	$(990)

Amounts not yet recognized as a component of net periodic pension cost (in thousands):

Amounts recognized in accumulated other
comprehensive loss consists of:
Net loss	$1,673	$2,179
Prior service cost	(442)	(485)
Total	$1,231	$1,694

The accumulated benefit obligation for the defined benefit pension plan was $7,637,000 and $7,147,000 at December 31, 2010 and 2009, respectively.  Information where the accumulated benefit obligation is in excess of plan assets at December 31, 2010 is as follows (in thousands):

2010
Projected benefit obligation	$7,637
Accumulated benefit obligation	7,637
Fair value of plan assets	7,337

The components of net periodic benefit costs for the periods ending December 31 are as follows (in thousands):

	2010	2009	2008

Service cost	$303	$330	$324
Interest cost	399	424	407
Expected return on plan assets	(523)	(415)	(503)
Net amortization and deferral	44	137	18
Net periodic benefit cost	$223	$476	$246

The estimated net loss and prior service cost (benefit) that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost in 2011 is $80,500 and $(42,600), respectively.

The weighted-average assumptions used to determine benefit obligations at December 31:

	2010	2009

Discount rate	5.25%	5.75%
Rate of compensation increase	3.25%	3.25%

The weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31:

	2010	2009	2008

Discount rate	5.75%	6.00%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.25%	3.25%	3.25%

The long-term rate of return on plan assets gives consideration to returns currently being earned on plan assets as well as future rates expected to be earned.  The investment objective is to maximize total return consistent with the interests of the participants and beneficiaries, and prudent investment management.  The allocation of the pension plan assets is determined on the basis of sound economic principles and is continually reviewed in light of changes in market conditions.  Asset allocation favors equity securities, with a target allocation of 50-70%.  The target allocation for debt securities is 30-50%.  At December 31, 2010, the pension plan had a sufficient cash and money market position in order to re-allocate the equity portfolio for diversification purposes and reduce risk in the total portfolio.  The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31, 2010:

(In thousands)	December 31, 2010
	Level 1	Level II	Level III	Total	Allocation
Assets
Cash and cash equivalents	$ 408	$ -	$ -	$ 408	5.6%
Equity Securities
U.S. Companies	2,945	-	-	2,945	40.1%
Mutual Funds	1,969	-	-	1,969	26.8%
Corporate Bonds	-	1,048	-	1,048	14.3%
U.S. Agency Securities	-	817	-	817	11.1%
Certificate of deposit	-	150	-	150	2.1%
Total	$ 5,322	$ 2,015	$ -	$ 7,337	100.0%

(In thousands)	December 31, 2009
	Level 1	Level II	Level III	Total	Allocation
Assets
Cash and cash equivalents	$ 682	$ -	$ -	$ 682	10.6%
Equity Securities
U.S. Companies	2,424	-	-	2,424	37.5%
Mutual Funds	1,679	-	-	1,679	26.0%
Corporate Bonds	-	906	-	906	14.0%
U.S. Agency Securities	-	767	-	767	11.9%
Total	$ 4,785	$ 1,673	$ -	$ 6,458	100.0%

(a)	This category comprises mutual funds investing in domestic large-cap, mid-caps, small caps, international large cap, emerging markets and commodities.

Equity securities include the Company’s common stock in the amounts of $402,000 (5.5% of total plan assets) and  $277,000 (4.3% of total plan assets) at December 31, 2010 and 2009, respectively.

The Bank expects to contribute $500,000 to its pension plan in 2011.  Expected future benefit payments that the Bank estimates from its pension plan are as follows (in thousands):

2011	$ 293
2012	285
2013	274
2014	607
2015	366
2016 - 2019	3,694

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $226,000, $212,000 and $203,000 for 2010, 2009 and 2008, respectively.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  Amounts included in interest expense on the deferred amounts totaled $28,000, $36,000 and $40,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the Plan) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  100,000 shares of the Company’s common stock have been authorized under the Plan, which terminates April 18, 2016. As of December 31, 2010, 79,183 shares remain available to be issued under the Plan. The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

During 2010 and 2009, 5,350 and 7,526 shares of restricted stock were awarded and 5,849 and 2,630 shares were vested.  Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.  Compensation expense related to restricted stock was $127,000, $98,000, and $56,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law.  At December 31, 2010 and 2009, an obligation of $747,000 and $399,000, respectively, was included in other liabilities for this plan in the consolidated balance sheet.  Expenses related to this plan totaled $348,000, $211,000 and $188,000 for the years ended December 31, 2010, 2009 and 2008.

12. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Currently payable	$ 3,426	$ 2,438	$ 2,006
Deferred tax liability (asset)	(270)	245	(782)
Provision for income taxes	$ 3,156	$ 2,683	$ 1,224

The following temporary differences gave rise to the net deferred tax assets at December 31, 2010 and 2009 (in thousands):

	2010	2009
Deferred tax assets:
Allowance for loan losses	$ 2,011	$ 1,662
Deferred compensation	582	592
Merger & acquisition costs	43	48
Allowance for losses on available-for-sale securities	1,015	1,015
Pension and other retirement obligation	356	472
Unrealized loss on interest rate swap	139	56
Interest on non-accrual loans	395	-
Other	61	66
Total	$ 4,602	$ 3,911

Deferred tax liabilities:
Premises and equipment	$ (386)	$ (304)
Investment securities accretion	(298)	(236)
Loan fees and costs	(113)	(106)
Goodwill and core deposit intangibles	(1,522)	(1,201)
Low income housing tax credits	(62)	(56)
Mortgage servicing rights	(108)	(90)
Unrealized gains on available-for-sale securities	(1,100)	(1,684)
Total	(3,589)	(3,677)
Deferred tax asset, net	$ 1,013	$ 234

No valuation allowance was established at December 31, 2010 and 2009, in view of the Company’s ability to carryback to taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company’s earnings potential.

The total provision for income taxes is different from that computed at the statutory rates due to the following items (in thousands):

	Year Ended December 31,
	2010	2009	2008
Provision at statutory rates on
pre-tax income	$ 4,977	$ 4,260	$ 2,757
Effect of tax-exempt income	(1,607)	(1,372)	(1,178)
Low income housing tax credits	(164)	(187)	(187)
Bank owned life insurance	(171)	(167)	(123)
Nondeductible interest	113	123	125
Valuation allowance	-	-	(191)
Other items	8	26	21
Provision for income taxes	$ 3,156	$ 2,683	$ 1,224
Statutory tax rates	34%	34%	34%
Effective tax rates	21.5%	21.4%	15.1%

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exception, the Company’s federal and state income tax returns for taxable years through 2006 have been closed for purposes of examination by the federal and state taxing jurisdictions.

13. OTHER COMPREHENSIVE INCOME

Total comprehensive income is reported in the accompanying statements of changes in stockholders’ equity. Information related to net other comprehensive income is as follows (in thousands):

	2010	2009	2008
Net Income	$ 11,502	$ 9,864	$ 6,905

Other Comprehensive income
Securities available for sale
Change in net unrealized gain/loss during the period	(1,617)	2,313	(1,677)
Reclassification adjustment for (gains) losses
included in income	(99)	(139)	4,089
Other comprehensive (loss) gain before income tax	(1,716)	2,174	2,412
Income tax related to other comprehensive (loss) gain	(584)	739	820
Other comprehensive (loss) gain on securities available for sale	(1,132)	1,435	1,592

Unrealized loss (gain) on interest rate swap	(243)	178	(344)
Income tax related to other comprehensive (loss) gain	(83)	61	(117)
Other comprehensive (loss) gain on interest rate swap	(160)	117	(227)

Change in unrecognized pension costs	464	701	(1,502)
Income tax related to other comprehensive (loss) gain	159	238	(511)
Other comprehensive gain (loss) gain on unrecognized pension costs	305	463	(991)

Net other comprehensive income	(987)	2,015	374
Comprehensive income	$ 10,515	$ 11,879	$ 7,279

The components of accumulated other comprehensive income, net of tax, as of December 31, we as follows (in thousands):

	2010	2009
Net unrealized gain on securities available for sale	$ 3,237	$ 4,952
Tax effect	1,101	1,684
Net -of-tax amount	2,136	3,268

Unrealized loss on interest rate swap	(409)	(166)
Tax effect	(139)	(57)
Net -of-tax amount	(270)	(109)

Unrecognized pension costs	(1,231)	(1,694)
Tax effect	(419)	(576)
Net -of-tax amount	(812)	(1,118)

Total accumulated other comprehensive income	$ 1,054	$ 2,041

14. RELATED PARTY TRANSACTIONS

Certain executive officers, corporate directors or companies in which they have 10 percent or more beneficial ownership were indebted to the Bank.  Such loans were made in the ordinary course of business at the Bank’s normal credit terms and do not present more than a normal risk of collection.  A summary of loan activity for 2010 and 2009 with officers, directors, stockholders and associates of such persons is listed below (in thousands):

	2010	2009
Balance, beginning of year	$ 2,988	$ 3,163
New loans	1,451	1,576
Repayments	(1,359)	(1,751)
Balance, end of year	$ 3,080	$ 2,988

15. REGULATORY MATTERS

Dividend Restrictions:

The approval of the Comptroller of the Currency is required for a national bank to pay dividends up to the Company if the total of all dividends declared in any calendar year exceeds the Bank’s net income (as defined) for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2011 without approval of the Comptroller of the Currency of approximately $15,201,000, plus the Bank’s net income for 2011.

Loans:

The Bank is subject to regulatory restrictions which limit its ability to loan funds to the Company.  At December 31, 2010, the regulatory lending limit amounted to approximately $7,676,000.

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

As of December 31, 2010 and 2009, the Federal Reserve Board categorized the Company and the Office of the Comptroller of the Currency categorized the Bank as well capitalized, under the regulatory framework for prompt corrective action.  To be categorized as a well capitalized financial institution, Total risk-based, Tier I risk-based and Tier I leverage capital ratios must be at least 10%, 6% and 5%, respectively.

The following table reflects the Company’s capital ratios at December 31 (dollars in thousands):

	2010		2009
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)

Company	$ 72,371	14.97%	$ 62,751	13.77%
For capital adequacy purposes	38,678	8.00%	36,464	8.00%
To be well capitalized	48,348	10.00%	45,580	10.00%

Tier I capital (to risk weighted assets)

Company	$ 66,327	13.72%	$ 57,839	12.69%
For capital adequacy purposes	19,339	4.00%	18,232	4.00%
To be well capitalized	29,008	6.00%	27,348	6.00%

Tier I capital (to average assets)

Company	$ 66,327	8.32%	$ 57,839	8.15%
For capital adequacy purposes	31,890	4.00%	28,381	4.00%
To be well capitalized	39,862	5.00%	35,478	5.00%

The following table reflects the Bank’s capital ratios at December 31 (dollars in thousands):

	2010		2009
	Amount	Ratio	Amount	Ratio
Total capital (to risk weighted assets)

Bank	$ 66,814	13.87%	$ 57,182	12.56%
For capital adequacy purposes	38,551	8.00%	36,414	8.00%
To be well capitalized	48,189	10.00%	45,518	10.00%

Tier I capital (to risk weighted assets)

Bank	$ 60,899	12.64%	$ 52,286	11.49%
For capital adequacy purposes	19,276	4.00%	18,207	4.00%
To be well capitalized	28,913	6.00%	27,311	6.00%

Tier I capital (to average assets)

Bank	$ 60,899	7.65%	$ 52,286	7.38%
For capital adequacy purposes	31,836	4.00%	28,348	4.00%
To be well capitalized	39,794	5.00%	35,436	5.00%

This annual report has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

16. OFF-BALANCE-SHEET RISK

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

Financial instruments, whose contract amounts represent credit risk at December 31, 2010 and 2009, are as follows (in thousands):

	2010	2009
Commitments to extend credit	$74,746	$87,745
Standby letters of credit	4,442	6,442

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

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use.  The non-contractual amount of financial instruments with off-balance sheet risk at December 31, 2010 was $10,728,000.  The Company reserves the right to discontinue this service without prior notice.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company established a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by this hierarchy are as follows:

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

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process

Financial Instruments Recorded at Fair Value on a Recurring Basis

The fair values of securities available for sale are determined by quoted prices in active markets, when available, and classified as Level 1. If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique, widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities and classified as Level 2. The fair values consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are classified as Level 3 inputs.

Currently, we use an interest rate swap, which is a derivative, to manage our interest rate risk related to the trust preferred security. The valuation of this instrument is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative and classified as Level 2. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including LIBOR rate curves. We also obtain dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations.

The following tables present the assets reported on the consolidated balance sheet at their fair value  on a recurring basis as of December 31, 2010 and 2009 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(In thousands)	December 31, 2010
	Level 1	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. Agency securities	$ -	$ 118,484	$ -	$ 118,484
Obligations of state and
political subdivisions		76,922		76,922
Corporate obligations		8,681		8,681
Mortgage-backed securities		46,015		46,015
Equity securities	1,201			1,201

Trust Preferred Interest Rate Swap		(409)		(409)

(In thousands)	December 31, 2009
	Level 1	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. Agency securities	$ -	$ 65,223	$ -	$ 65,223
Obligations of state and
political subdivisions		59,574		59,574
Corporate obligations		3,166		3,166
Mortgage-backed securities		70,194		70,194
Equity securities	425			425

Trust Preferred Interest Rate Swap		(166)		(166)

Financial Instruments Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets and financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period.

•
Impaired Loans. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. For a majority of impaired real estate related loans, the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value

The Corporation has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during 2010 and 2009 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. During the reported periods, all fair value measurements for foreclosed assets utilized Level 2 inputs.

Assets measured at fair value on a nonrecurring basis as of December 31, 2010 and 2009 are included in the table below:

(In thousands)	December 31, 2010
	Level 1	Level II	Level III	Total

Impaired Loans	$ -	$ 2,238	$ 9,096	$ 11,334
Other real estate owned		693		693

(In thousands)	December 31, 2009
	Level 1	Level II	Level III	Total

Impaired Loans	$ -	$ 5,029	$ -	$ 5,029
Other real estate owned		101		101

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	December 31,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 43,995	$ 43,995	$ 31,449	$ 31,449
Available-for-sale securities	251,303	251,303	198,582	198,582
Net loans	467,602	494,098	451,496	466,967
Bank owned life insurance	13,171	13,171	12,667	12,667
Regulatory stock	3,773	3,773	3,957	3,957
Accrued interest receivable	3,455	3,455	3,141	3,141

Financial liabilities:
Deposits	$ 680,711	$ 683,315	$ 605,559	$ 611,705
Borrowed funds	55,996	52,820	54,115	50,582
Trust preferred interest rate swap	409	409	166	166
Accrued interest payable	1,779	1,779	2,037	2,037

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

Borrowed Funds:

The fair value of borrowed funds is based on the discounted value of contractual cash flows. The discount rate is the rates available to the Company for borrowed funds with similar terms and remaining maturities.

Trust Preferred Interest Rate Swap:

The fair value of the trust preferred interest rate swap is based on a pricing model that utilizes a yield curve and information contained in the swap agreement.

18. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED BALANCE SHEET

	December 31,
(in thousands)	2010	2009
Assets:
Cash	$ 4,228	$ 4,909
Investment in subsidiary:
First Citizens National Bank	70,842	63,560
Other assets	1,648	856
Total assets	$ 76,718	$ 69,325

Liabilities:
Other liabilities	$ 528	$ 298
Borrowed funds	7,500	7,500
Total liabilities	8,028	7,798
Stockholders' equity	68,690	61,527
Total liabilities and stockholders' equity	$ 76,718	$ 69,325

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED STATEMENT OF INCOME
	Year Ended December 31,
(in thousands)	2010	2009	2008
Dividends from:
Bank subsidiary	$ 3,608	$ 3,396	$ 3,284
Available-for-sale securities	34	15	21
Total income	3,642	3,411	3,305
Realized securities gains (losses)	-	(33)	30
Expenses	423	432	449
Income before equity
in undistributed earnings
of subsidiary	3,219	2,946	2,886
Equity in undistributed
earnings - First Citizens National Bank	8,283	6,918	4,019
Net income	$ 11,502	$ 9,864	$ 6,905

CITIZENS FINANCIAL SERVICES, INC.
STATEMENT OF CASH FLOWS
	Year Ended December 31,
(in thousands)	2010	2009	2008
Cash flows from operating activities:
Net income	$ 11,502	$ 9,864	$ 6,905
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(8,283)	(6,918)	(4,019)
Investment securities (gains) losses, net	-	33	(30)
Other, net	199	94	164
Net cash provided by operating activities	3,418	3,073	3,020
Cash flows from investing activities:
Purchases of available-for-sale securities	(542)	(125)	(226)
Proceeds from the sale of available-for-sale securities	-	211	162
Net cash provided by (used in) investing activities	(542)	86	(64)
Cash flows from financing activities:
Cash dividends paid	(3,162)	(2,951)	(2,815)
Purchase of treasury stock	(386)	(286)	(271)
Purchase of restricted stock	(9)	-	-
Net cash used in financing activities	(3,557)	(3,237)	(3,086)
Net decrease in cash	(681)	(78)	(130)
Cash at beginning of year	4,909	4,987	5,117
Cash at end of year	$ 4,228	$ 4,909	$ 4,987

19. CONSOLIDATED CONDENSED QUARTERLY DATA (UNAUDITED)

(in thousands, except share data)		Three Months Ended,
2010	Mar 31	Jun 30	Sep 30	Dec 31
Interest income	$ 9,730	$ 9,767	$ 9,770	$ 9,733
Interest expense	2,983	2,958	2,757	2,642
Net interest income	6,747	6,809	7,013	7,091
Provision for loan losses	305	235	300	415
Non-interest income	1,326	1,489	1,445	1,651
Investment securities gains, net	64	35	-	-
Non-interest expenses	4,328	4,356	4,486	4,587
Income before provision for income taxes	3,504	3,742	3,672	3,740
Provision for income taxes	758	815	775	808
Net income	$ 2,746	$ 2,927	$ 2,897	$ 2,932
Earnings Per Share	$ 0.95	$ 1.01	$ 1.00	$ 1.01

		Three Months Ended,
2009	Mar 31	Jun 30	Sep 30	Dec 31
Interest income	$ 9,597	$ 9,629	$ 9,667	$ 9,722
Interest expense	3,438	3,359	3,277	3,157
Net interest income	6,159	6,270	6,390	6,565
Provision for loan losses	150	150	400	225
Non-interest income	1,338	1,433	1,452	1,485
Investment securities gains, net	16	102	-	21
Non-interest expenses	4,372	4,491	4,450	4,446
Income before provision for income taxes	2,991	3,164	2,992	3,400
Provision for income taxes	645	692	604	742
Net income	$ 2,346	$ 2,472	$ 2,388	$ 2,658
Earnings Per Share	$ 0.81	$ 0.85	$ 0.82	$ 0.92

REPORT ON INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Citizens Financial Services, Inc.

We have audited the accompanying consolidated balance sheet of Citizens Financial Services, Inc. and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Financial Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/S.R. Snodgrass, A.C.

Wexford, Pennsylvania
March 10, 2011

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

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

Date: March 10, 2011

/s/ Mickey L. Jones
By: Mickey L. Jones
Treasurer
(Principal Financial & Accounting Officer)

Date: March 10, 2011

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A – CONTROLS AND PROCEDURES.

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

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION.

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information relating to the directors of the Company, the section captioned “Proposal 1. Election of Directors” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

For information relating to officers of the Company, the section captioned “Proposal 1. Election of Directors” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference.

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

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.

ITEM 11 – EXECUTIVE COMPENSATION

Executive Compensation

For information regarding executive compensation, the sections captioned “Executive and Director Compensation” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)
Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

(b)
Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2010 about Company common stock that may be issued under the Company’s 2006 Restricted Stock Plan.  The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	n/a	n/a	79,183

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	n/a	n/a	79,183

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers - Transactions with Management” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

For information regarding the principal accountant fees and expenses the section captioned “Proposal 2. Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  The following documents are filed as a part of this report:

    1.  The following financial statements are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2010 and 2009
Consolidated Statement of Income for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2010, 2009 and 2008
Consolidated Statement of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

    2.  All financial statement schedules are omitted because the required information is either not applicable, not required or isshown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection (a)(1) of this item.

    3. The following Exhibits are filed herewith, or incorporated by reference as a part of this report.

3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended(1)
3.2	Bylaws of Citizens Financial Services, Inc.(2)
4	Instrument defining the rights of security holders (3)
10.1	*Amended and Restated Executive Employment Agreement between Citizens Financial Services, Inc., First Citizens National Bank and Randall E. Black(4)
10.2	*Consulting and Non-Compete Agreement between Citizens Financial Services, Inc., First Citizens National Bank and Richard E. Wilber(5)
10.3	*Citizens Financial Services, Inc. Directors’ Deferred Compensation Plan(6)
10.4	*Citizens Financial Services, Inc. Directors’ Life Insurance Program(7)
10.5	*Citizens Financial Services, Inc. 2006 Restricted Stock Plan(8)
10.6	*Supplemental Executive Retirement Plan(9)
10.7	*Change in Control Agreement, between First Citizens National Bank, Citizens Financial Services, Inc. (as guarantor) and Terry B. Osborne (10)
10.8	*Change in Control Agreement, between First Citizens National Bank, Citizens Financial Services, Inc. (as guarantor) and Mickey L. Jones (10)
10.9	*First Citizens National Bank Annual Incentive Plan (11)
21	List of Subsidiaries
23	Consent of S.R. Snodgrass, A.C., Certified Public Accountants
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

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

(4)      Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the Commission on May 12, 2010.

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

(11)    Incorporated by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, as filed with the Commission on November 12, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Financial Services, Inc.
(Registrant)

/s/ Randall E. Black
By: Randall E. Black
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 10, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Capacity	Date
/s/ Randall E.Black Randall E. Black, President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2011
/s/ R. Lowell Coolidge R. Lowell Coolidge, Director	March 10, 2011
/s/ Rudolph J. van der Hiel Rudolph J. van der Hiel, Director	March 10, 2011
/s/ Robert W. Chappell Robert W. Chappell, Director	March 10, 2011
/s/ Mark L. Dalton Mark L. Dalton, Director	March 10, 2011
/s/ R. Joseph Landy R. Joseph Landy, Director	March 10, 2011
/s/ Roger C. Graham, Jr. Roger C. Graham, Director	March 10, 2011
/s/ E. Gene Kosa E. Gene Kosa, Director	March 10, 2011
/s/ Rinaldo A. DePaola Rinaldo A. DePaola, Director	March 10, 2011
/s/ Thomas E. Freeman Thomas E. Freeman, Director	March 10, 2011
/s/ Mickey L. Jones Mickey L. Jones, Treasurer and Chief Financial Officer (Principal Financial & Accounting Officer)	March 10, 2011