Form 10-Q
period 2011-05-12
CITIZENS FINANCIAL SERVICES INC
filed 2011-05-12
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
Or

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

The number of outstanding shares of the Registrant’s Common Stock, as of May 4, 2011, was 2,886,482.

Citizens Financial Services, Inc.
Form 10-Q

INDEX

		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheet as of March 31, 2011 and December 31, 2010	1
	Consolidated Statement of Income for the Three Months Ended March 31, 2011 and 2010	2
	Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2011 and 2010	3
	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2011 and 2010	4
	Notes to Consolidated Financial Statements	5-22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-42
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42-43

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	[Removed and Reserved]	44
Item 5.	Other Information	44
Item 6.	Exhibits	45
	Signatures	46

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31	December 31
(in thousands except share data)	2011	2010
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 9,272	$ 9,541
Interest-bearing	35,282	34,454
Total cash and cash equivalents	44,554	43,995

Available-for-sale securities	285,034	251,303

Loans (net of allowance for loan losses:
2011, $6,068 and 2010, $5,915)	460,700	467,602

Premises and equipment	12,395	12,503
Accrued interest receivable	4,053	3,455
Goodwill	10,256	10,256
Bank owned life insurance	13,292	13,171
Other assets	9,964	10,241

TOTAL ASSETS	$ 840,248	$ 812,526

LIABILITIES:
Deposits:
Noninterest-bearing	$ 80,696	$ 75,589
Interest-bearing	623,833	605,122
Total deposits	704,529	680,711
Borrowed funds	57,115	55,996
Accrued interest payable	1,590	1,779
Other liabilities	5,971	5,350
TOTAL LIABILITIES	769,205	743,836
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares March 31, 2011 and December 31, 2010;
none issued in 2011 or 2010	-	-
Common stock
$1.00 par value; authorized 10,000,000 shares; issued 3,104,434 shares at
March 31, 2011 and December 31, 2010, respectively	3,104	3,104
Additional paid-in capital	14,172	14,235
Retained earnings	57,010	54,932
Accumulated other comprehensive income	1,603	1,054
Treasury stock, at cost: 217,952 shares at March 31, 2011
and 212,067 shares at December 31, 2010	(4,846)	(4,635)
TOTAL STOCKHOLDERS' EQUITY	71,043	68,690
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 840,248	$ 812,526

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended
	March 31,
(in thousands, except per share data)	2011	2010
INTEREST INCOME:
Interest and fees on loans	$ 7,395	$ 7,734
Interest-bearing deposits with banks	22	14
Investment securities:
Taxable	1,172	1,335
Nontaxable	865	641
Dividends	15	6
TOTAL INTEREST INCOME	9,469	9,730
INTEREST EXPENSE:
Deposits	2,088	2,542
Borrowed funds	445	441
TOTAL INTEREST EXPENSE	2,533	2,983
NET INTEREST INCOME	6,936	6,747
Provision for loan losses	225	305
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,711	6,442
NON-INTEREST INCOME:
Service charges	841	853
Trust	157	146
Brokerage and insurance	95	82
Investment securities gains, net	120	64
Earnings on bank owned life insurance	121	124
Other	181	121
TOTAL NON-INTEREST INCOME	1,515	1,390
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,515	2,441
Occupancy	390	306
Furniture and equipment	117	106
Professional fees	157	180
Federal Depository Insurance	250	237
Other	1,247	1,058
TOTAL NON-INTEREST EXPENSES	4,676	4,328
Income before provision for income taxes	3,550	3,504
Provision for income taxes	720	758
NET INCOME	$ 2,830	$ 2,746

Earnings Per Share	$ 0.98	$ 0.95
Cash Dividends Paid Per Share	$ 0.26	$ 0.25

Weighted average number of shares outstanding	2,888,921	2,898,662

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended
	March 31
(in thousands)		2011		2010
Net income		$ 2,830		$ 2,746
Other comprehensive income:
Unrealized gains on available for sale securities	892		409
Change in unrealized loss on interest rate swap	60		(97)
Less: Reclassification adjustment for gain included in net income	(120)		(64)
Other comprehensive income, before tax		832		248
Income tax expense related to other comprehensive income		283		84
Other comprehensive income, net of tax		549		164
Comprehensive income		$ 3,379		$ 2,910

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Three Months Ended
	March 31,
(in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,830	$ 2,746
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	225	305
Depreciation and amortization	142	103
Amortization and accretion of investment securities	439	171
Deferred income taxes	34	(33)
Investment securities gains, net	(120)	(64)
Earnings on bank owned life insurance	(121)	(124)
Stock Awards	87	65
Originations of loans held for sale	(3,045)	(744)
Proceeds from sales of loans held for sale	3,086	757
Increase in accrued interest receivable	(598)	(397)
Decrease in accrued interest payable	(189)	(210)
Other, net	667	(39)
Net cash provided by operating activities	3,437	2,536

CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	3,189	5,855
Proceeds from maturity and principal repayments of securities	7,557	10,052
Purchase of securities	(44,025)	(34,056)
Proceeds from redemption of regulatory Stock	175	-
Net decrease (increase) in loans	6,384	(8,582)
Purchase of premises and equipment	(63)	(384)
Proceeds from sale of foreclosed assets held for sale	81	253
Net cash used in investing activities	(26,702)	(26,862)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	23,818	18,838
Proceeds from long-term borrowings	5	1,155
Repayments of long-term borrowings	-	(2,110)
Net increase in short-term borrowed funds	1,114	269
Purchase of treasury and restricted stock	(361)	(45)
Dividends paid	(752)	(718)
Net cash provided by financing activities	23,824	17,389

Net increase (decrease) in cash and cash equivalents	559	(6,937)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,995	31,449
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 44,554	$ 24,512

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 2,722	$ 3,193

Income taxes paid	$ -	$ 100

Loans transferred to foreclosed property	$ 335	$ 350

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

In the opinion of management of the Company, the accompanying interim financial statements for the periods ended March 31, 2011 and 2010 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the three-month period ended March 31, 2011 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share.  Earnings per share calculations give retroactive effect to stock dividends declared by the Company.  The Company has no dilutive securities.

	Three months ended
	March 31,
	2011	2010

Net income applicable to common stock	$2,830,000	$2,746,000
Weighted average common shares outstanding	2,888,921	2,898,662

Earnings per share	$0.98	$0.95

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of tax-exempt income earned from state and municipal securities and loans and investments in tax credits.

Note 4 – Investments

The amortized cost and fair value of investment securities at March 31, 2011 and December 31, 2010 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2011	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 147,512	$ 1,208	$ (555)	$ 148,165
Obligations of state and
political subdivisions	87,106	958	(790)	87,274
Corporate obligations	8,377	264	(4)	8,637
Mortgage-backed securities in
government sponsored entities	37,122	2,519	-	39,641
Equity securities in financial
institutions	909	412	(4)	1,317
Total available-for-sale securities	$ 281,026	$ 5,361	$ (1,353)	$ 285,034

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 117,390	$ 1,535	$ (441)	$ 118,484
Obligations of state and
political subdivisions	78,164	603	(1,845)	76,922
Corporate obligations	8,415	268	(2)	8,681
Mortgage-backed securities in
government sponsored entities	43,183	2,832	-	46,015
Equity securities in financial
institutions	914	303	(16)	1,201
Total available-for-sale securities	$ 248,066	$ 5,541	$ (2,304)	$ 251,303

The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010 (in thousands). As of March 31, 2011 and December 31, 2010, the Company owned 84 and 85 securities whose fair value was less than their cost basis, respectively.

March 31, 2011	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	2010	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ 66,318	$ (555)	$ -	$ -	$ 66,318	$ (555)
Obligations of state and
political subdivisions	38,783	(725)	1,042	(65)	39,825	(790)
Corporate obligations	2,224	(4)	-	-	2,224	(4)
Equity securities in financial
institutions	85	(4)	-	-	85	(4)

Total securities	$ 107,410	$ (1,288)	$ 1,042	$ (65)	$ 108,452	$ (1,353)

December 31, 2010	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ 38,502	$ (441)	$ -	$ -	$ 38,502	$ (441)
Obligations of states and
political subdivisions	45,335	(1,784)	526	(61)	45,861	(1,845)
Corporate obligations	1,157	(2)	-	-	1,157	(2)
Equity securities in financial
institutions	139	(16)	-	-	139	(16)

Total securities	$ 85,133	$ (2,243)	$ 526	$ (61)	$ 85,659	$ (2,304)

As of March 31, 2011, the Company’s investment securities portfolio contained unrealized losses on obligations of U.S Agency securities, states and political subdivisions, corporate obligations and certain financial institutions equity securities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale for the three months ended March 31, 2011 and 2010 were $3,189,000 and $5,855,000, respectively. The gross gains and losses were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Gross gains	$ 149	$ 64
Gross losses	(29)	-
Net gains	$ 120	$ 64

Investment securities with an approximate carrying value of $177,236,000 and $162,742,000 at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public funds and certain other deposits as provided by law.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at March 31, 2011, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$ 5,528	$ 5,571
Due after one year through five years	98,720	99,093
Due after five years through ten years	32,564	33,444
Due after ten years	143,305	145,609
Total	$ 280,117	$ 283,717

Note 5 – Loans

The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout North Central Pennsylvania and Southern New York.  Although the Company has a diversified loan portfolio at March 31, 2011 and December 31, 2010, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio as of March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 179,186	$ 170	$ 179,016
Commercial and agricultural	172,787	8,541	164,246
Construction	5,674	-	5,674
Consumer	10,915	-	10,915
Commercial and other loans	48,468	400	48,068
State and political subdivision loans	49,738	-	49,738
Total	$ 466,768	$ 9,111	$ 457,657
December 31, 2010	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 185,012	$ 172	$ 184,840
Commercial and agricultural	171,577	9,976	161,601
Construction	9,766	-	9,766
Consumer	11,285	-	11,285
Commercial and other loans	47,156	1,374	45,782
State and political subdivision loans	48,721	-	48,721
Total	$ 473,517	$ 11,522	$ 461,995

The segments of the Bank’s loan portfolio are disaggregated into classes to a level that allows management to monitor risk and performance. Residential real estate mortgages consists of 15 to 30 year first mortgages on residential real estate, while residential real estate home equities are consumer purpose installment loans or lines of credit secured by a mortgage which is often a second lien on residential real estate with terms of 15 years or less. Commercial real estate loans are business purpose loans secured by a mortgage on commercial real estate. Agricultural real estate loans are loans secured by a mortgage on real estate used in agriculture production. Construction real estate loans are loans secured by residential or commercial real estate used during the construction phase of residential and commercial projects. Consumer loans are typically unsecured or primarily secured by something other than real estate and overdraft lines of credit connected with customer deposit accounts. Commercial and other loans are loans for commercial purposes primarily secured by non-real estate collateral. Other agricultural loans are loans for agricultural purposes primarily secured by non real estate collateral. State and political subdivisions are loans for state and local municipalities for capital and operating expenses or tax free loans used to finance commercial development.

Management considers commercial loans, other agricultural loans, commercial real estate loans and agricultural real estate loans which are 90 days or more past due to be impaired. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables by class, with the associated allowance amount, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
March 31, 2011
Real estate loans:
Mortgages	$ 132	$ 129	$ -	$ 129	$ -	$ 130	$ -
Home Equity	73	41	-	41	-	41	-
Commercial	9,371	1,619	6,922	8,541	433	8,939	16
Agricultural	-	-	-	-	-	1,482	37
Construction	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Commercial and other loans	452	400	-	400	-	400	-
Other Agricultural Loans	-	-	-	-	-	639	20
State and political	-	-	-	-	-	-	-
subdivision loans	-	-	-	-	-	-	-
Total	$ 10,028	$ 2,189	$ 6,922	$ 9,111	$ 433	$ 11,631	$ 73

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
December 31, 2010
Real estate loans:
Mortgages	$ 132	$ -	$ 131	$ 131	$ 21	$ 55	$ -
Home Equity	72	41	-	41	-	56	-
Commercial	8,540	1,682	6,053	7,735	167	5,445	67
Agricultural	2,421	2,241	-	2,241	-	2,373	64
Construction	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Commercial and other loans	455	404	-	404	-	469	1
Other Agricultural Loans	1,040	970	-	970	-	958	11
State and political
subdivision loans	-	-	-	-	-	-	-
Total	$ 12,660	$ 5,338	$ 6,184	$ 11,522	$ 188	$ 9,356	$ 143

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

The following tables represent credit exposures by internally assigned grades as of March 31, 2011 and December 31, 2010 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
March 31, 2011
Real estate loans:
Mortgages	$ 94,253	$ 416	$ 465	$ -	$ -	$ 95,134
Home Equity	83,587	175	290	-	-	84,052
Commercial	123,965	13,431	16,821	-	-	154,217
Agricultural	12,620	594	5,356	-	-	18,570
Construction	5,674	-	-	-	-	5,674
Consumer	10,902	1	12	-	-	10,915
Commercial and other loans	38,242	2,683	886	22	-	41,833
Other Agricultural Loans	4,271	118	2,246	-	-	6,635
State and political
subdivision loans	48,516	-	1,222	-	-	49,738
Total	$422,030	$17,418	$ 27,298	$ 22	$ -	$466,768

	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
December 31, 2010
Real estate loans:
Mortgages	$ 96,218	$ 628	$ 397	$ -	$ -	$ 97,243
Home Equity	87,359	175	202	33	-	87,769
Commercial	120,344	15,570	16,585	-	-	152,499
Agricultural	12,007	1,063	6,008	-	-	19,078
Construction	9,766	-	-	-	-	9,766
Consumer	11,265	4	16	-	-	11,285
Commercial and other loans	36,784	2,545	848	24	-	40,201
Other Agricultural Loans	4,024	469	2,462	-	-	6,955
State and political
subdivision loans	47,482	-	1,239	-	-	48,721
Total	$425,249	$20,454	$ 27,757	$ 57	$ -	$473,517

Age Analysis of Past Due Financing Receivables by Class

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due financing receivables as of March 31, 2011 and December 31, 2010 (in thousands):

	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
March 31, 2011

Real estate loans:
Mortgages	$ 156	$ 100	$ 480	$ 736	$ 94,398	$ 95,134	$ 103
Home Equity	243	91	295	629	83,423	84,052	71
Commercial	477	163	2,635	3,275	150,942	154,217	125
Agricultural	-	-	-	-	18,570	18,570	-
Construction	-	-	-	-	5,674	5,674	-
Consumer	-	9	3	12	10,903	10,915	3
Commercial and other loans	38	4	358	400	41,433	41,833	-
Other Agricultural Loans	-	-	-	-	6,635	6,635	-
State and political subdivision loans	-	-	-	-	49,738	49,738	-

Total	$ 914	$ 367	$ 3,771	$ 5,052	$ 461,716	$ 466,768	$ 302

	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
December 31, 2010

Real estate loans:
Mortgages	$ 518	$ 50	$ 412	$ 980	$ 96,263	$ 97,243	$ 104
Home Equity	762	139	262	1,163	86,606	87,769	116
Commercial	188	1,647	1,827	3,662	148,837	152,499	426
Agricultural	-	-	-	-	19,078	19,078	-
Construction	-	-	-	-	9,766	9,766	-
Consumer	83	3	7	93	11,192	11,285	6
Commercial and other loans	111	6	398	515	39,686	40,201	40
Other Agricultural Loans	5	-	-	5	6,950	6,955
State and political subdivision loans	-	-	-	-	48,721	48,721	-

Total	$ 1,667	$ 1,845	$ 2,906	$ 6,418	$ 467,099	$ 473,517	$ 692

Nonaccrual Loans

Loans are considered for nonaccrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans or if full payment of principal and interest is not expected.

The following table reflects the financing receivables on nonaccrual status as of March 31, 2011 and December 31, 2010, respectively. The balances are presented by class of financing receivable (in thousands):

	March 31, 2011	December 31, 2010
Real estate loans:
Mortgages	$ 378	$ 309
Home Equity	260	193
Commercial	8,541	7,735
Agricultural	-	2,241
Construction	-	-
Consumer	-	1
Commercial and other	400	404
Other Agricultural	-	970
State and political subdivision	-	-
	$ 9,579	$ 11,853

Allowance for Loan Losses

The following table rolls forward the balance of the allowance for loan and lease losses for the periods ended March 31, 2011 and 2010(in thousands):

	Three Months Ended
	March 31,
	2011	2010
Balance, at beginning of period	$ 5,915	$ 4,888
Provision charged to income	225	305
Recoveries on loans previously
charged against the allowance	21	43
	6,161	5,236
Loans charged against the allowance	(93)	(85)
Balance, at end of year	$ 6,068	$ 5,151

The Company allocates the allowance based on the factors described below, which conform to the Company’s loan classification policy. In reviewing risk within the Bank’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The allowance for loan losses consists of amounts applicable to: (i) residential real estate loans; (ii) residential real estate home equity loans; (iii) commercial real estate loans; (iv) agricultural real estate loans; (v) real estate construction loans; (vi) commercial and other loans; (vii) consumer loans; (viii) other agricultural loans and (ix) state and political subdivision loans. Factors considered in this process include general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are evaluated to determine additional inherent risks in the loan portfolio, which are not necessarily reflected in the historical loss percentages. These factors are then added to the historical allocation percentage to get the adjusted factor to be applied to non classified loans. The following qualitative factors are analyzed:

•	Level of and trends in delinquencies, impaired/classified loans
▪	Change in volume and severity of past due loans
▪	Volume of non-accrual loans
▪	Volume and severity of classified, adversely or graded loans;
•	Level of and trends in charge-offs and recoveries;
•	Trends in volume, terms and nature of the loan portfolio;
•	Effects of any changes in risk selection and underwriting standards and any other changes in lending and recovery policies, procedures and practices;
•	Changes in the quality of the Bank’s loan review system;
•	Experience, ability and depth of lending management and other relevant staff
•	National, state, regional and local economic trends and business conditions
▪	General economic conditions
▪	Unemployment rates
▪	Inflation / CPI
▪	Changes in values of underlying collateral for collateral-dependent loans
•	Industry conditions including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses; and
•	Existence and effect of any credit concentrations, and changes in the level of such concentrations.

The Company also maintains an unallocated allowance to account for any factors or conditions that may cause a potential loss but are not specifically addressed in the process described above. The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for loan losses.

The following are qualitative factors that experienced changes during the first quarter of 2011:

•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were decreased for consumer, other commercial and agricultural related loans due to decreases in nonaccrual loans, which has resulted in a negative provision for the first quarter 2011 for these categories. This factor was increased for commercial real estate loans due to an increase in nonaccrual loans.

•	The qualitative factor for changes in the trends of charge-offs and recoveries were decreased for consumer loans due to reduced losses over the most recent three year period.
•	The qualitative factor for changes in portfolio volumes during 2011 were reduced for agricultural loans due to a general improvement of the loan portfolio.

The following table rolls forward the balance of the allowance for loan and lease losses by portfolio segment from December 31, 2010 to March 31, 2011 and segregates the ending balance into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2011 (in thousands):

	Balance at December 31, 2010	Charge-offs	Recoveries	Provision	Balance at March 31, 2011	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 969	$ (60)	$ -	$ 12	$ 921	$ -	$ 921
Commercial and agricultural	3,380	(17)	-	335	3,698	433	3,265
Construction	22	-	-	(9)	13	-	13
Consumer	108	(16)	17	(22)	87	-	87
Commercial and other loans	983	-	4	(86)	901	-	901
State and political				-
subdivision loans	137	-	-	2	139	-	139
Unallocated	316	-	-	(7)	309	-	309
Total	$ 5,915	$ (93)	$ 21	$ 225	$ 6,068	$ 433	$ 5,635

Note 6 – Federal Home Loan Bank (FHLB) Stock

The Bank is a member of the Federal Home Loan Bank of Pittsburgh and as such, is required to maintain a minimum investment in stock of the Federal Home Loan Bank that varies with the level of advances outstanding with the Federal Home Loan Bank. As of March 31, 2011 and December 31, 2010, the Bank holds $3,323,000 and $3,498,000, respectively of FHLB stock. The stock is bought from and sold to the Federal Home Loan Bank based upon its $100 par value.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the Federal Home Loan Bank as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the Federal Home Loan Bank to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the Federal Home Loan Bank and (d) the liquidity position of the Federal Home Loan Bank.

The Federal Home Loan Bank of Pittsburgh has incurred a significant cumulative loss in regards to comprehensive income and net income in the three years ended December 31, 2010 and has suspended the payment of dividends; however, the results for 2010 were significantly improved from those of 2008 and 2009.  The cumulative losses are primarily attributable to impairment of investment securities associated with the distressed economic conditions during 2008 and 2009.  Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  More consideration was given to the long-term prospects for the Federal Home Loan Bank as opposed to the stress caused by the economic conditions the world faced during 2008 and 2009.  Management also considered that the Federal Home Loan Bank’s regulatory capital ratios have increased from the prior year, liquidity appears adequate, and new shares of FHLB Stock continue to exchange hands at the $100 par value and the Federal Home Loan Bank has repurchased shares of excess capital stock from its members in the two quarters ended March 31, 2011 and December 31, 2010.

Note 7 - Employee Benefit Plans

For a detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 11 of the Company's Consolidated Financial Statements included in the 2010 Annual Report on Form 10-K.

Noncontributory Defined Benefit Pension Plan

The Bank sponsors a noncontributory defined benefit pension plan (“Pension Plan”) covering substantially all employees and officers.  The Bank’s funding policy is to make annual contributions, if needed, based upon the funding formula developed by the plan’s actuary.

Any employee with a hire date of January 1, 2008 or later is not eligible to participate in the pension plan. In lieu of the Pension Plan, employees with a hire date of January 1, 2008 or later are eligible to receive, after meeting certain length of service requirements, an annual discretionary 401(k) plan contribution from the Bank equal to a percentage of an employee’s base compensation.  The contribution amount, if any, is placed in a separate account within the 401(k) plan and is subject to a vesting requirement.

For employees who are eligible to participate in the Pension Plan, the Pension Plan requires benefits to be paid to eligible employees based primarily upon age and compensation rates during employment.  Upon retirement or other termination of employment, employees can elect either an annuity benefit or a lump sum distribution of vested benefits in the Pension Plan.

The following sets forth the components of net periodic benefit costs of the Pension Plan for the three months ended March 31, 2011 and 2010, respectively (in thousands):

	Pension Benefits

	2011	2010
Service cost	$ 114	$ 170
Interest cost	139	223
Expected return on plan assets	(206)	(292)
Net amortization and deferral	16	24

Net periodic benefit cost	$ 63	$ 125

The Company expects to contribute $500,000 to the Pension Plan in 2011.

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $50,000 and $56,000 for the three months ended March 31, 2011 and 2010, respectively.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  Amounts included in interest expense on the deferred amounts totaled $6,000 and $8,000 for the three months ended March 31, 2011 and 2010, respectively.

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

For the three months ended March 31, 2011 and 2010, 3,968 and 0 shares of restricted stock were awarded and 2,318 and 2,446 shares were vested, respectively.  Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $33,000 and $27,000 for the three months ended March 31, 2011 and 2010, respectively.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law. At March 31, 2011 and December 31, 2010, an obligation of $763,000 and $747,000, respectively, was included in other liabilities for this plan in the consolidated balance sheet.  Expenses related to this plan totaled $15,000 and $59,000 for the three months ended March 31, 2011 and 2010, respectively.

Note 8 – Fair Value Measurements

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

The following tables present the assets reported on the consolidated balance sheet at their fair value  on a recurring basis as of March 31, 2011 and December 31, 2010 by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

(In thousands)	March 31, 2011
	Level 1	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. Agency securities	$ -	$ 148,165	$ -	$ 148,165
Obligations of state and
political subdivisions	-	87,274	-	87,274
Corporate obligations	-	8,637	-	8,637
Mortgage-backed securities in
government sponsored entities	-	39,641	-	39,641
Equity securities in financial
institutions	1,317	-	-	1,317

Trust Preferred Interest Rate Swap	-	(349)	-	(349)

(In thousands)	December 31, 2010
	Level 1	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. Agency securities	$ -	$ 118,484	$ -	$ 118,484
Obligations of state and
political subdivisions	-	76,922	-	76,922
Corporate obligations	-	8,681	-	8,681
Mortgage-backed securities in
government sponsored entities	-	46,015	-	46,015
Equity securities in financial
institutions	1,201	-	-	1,201

Trust Preferred Interest Rate Swap	-	(409)	-	(409)

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

Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value

The Corporation has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during 2011 and 2010 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense. The fair value of a foreclosed asset is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

Assets measured at fair value on a nonrecurring basis as of March 31, 2011 and December 31, 2010 are included in the table below:

(In thousands)	March 31, 2011
	Level 1	Level II	Level III	Total

Impaired Loans	$ -	$ -	$ 8,678	$ 8,678
Other real estate owned			912	912

(In thousands)	December 31, 2010
	Level 1	Level II	Level III	Total

Impaired Loans	$ -	$ 2,238	$ 9,096	$ 11,334
Other real estate owned		693		693

The fair values of the Company’s financial instruments are as follows (in thousands):

	March 31		December 31
	2011		2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and due from banks	$ 44,554	$ 44,554	$ 43,995	$ 43,995
Available-for-sale securities	285,034	285,034	251,303	251,303
Net loans	460,700	484,576	467,602	494,098
Bank owned life insurance	13,292	13,292	13,171	13,171
Regulatory stock	3,597	3,597	3,773	3,773
Accrued interest receivable	4,053	4,053	3,455	3,455

Financial liabilities:
Deposits	$ 704,529	$ 710,141	$ 680,711	$ 683,315
Borrowed funds	57,115	53,951	55,996	52,820
Trust preferred interest rate swap	349	349	409	409
Accrued interest payable	1,590	1,590	1,779	1,779

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

Note 9 – Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company has presented the necessary disclosures in the Note 8 herein.

In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption.  The Company has presented the necessary disclosures in the Note 5 herein.

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

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

Introduction

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the Company.  Our Company's consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results you may expect for the full year.

Our Company currently engages in the general business of banking throughout our service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. We maintain our main office in Mansfield, Pennsylvania. Presently we operate 19 banking facilities.  In Pennsylvania, we have branch offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Wellsboro Weis Market store and the Mansfield Wal-Mart Super Center. We also have a loan production office in Lock Haven, Pennsylvania. In New York, we have a branch office in Wellsville, Allegany County.

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

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in the Company’s financial statements.  As of March 31, 2011 and December 31, 2010, the Trust Department had $96.8 and $95.1 million of assets under management, respectively.  The $1.7 million increase is primarily attributable to net additions of $1.6 million with the remaining increase the result of fluctuations in the stock market.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area.  Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance.  The assets associated with these products are not included in the consolidated financial statements since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $70.1 million at December 31, 2010 to $76.2 million at March 31, 2011. Fee income from the sale of these products is reflected in the Company’s financial statements as a component of non-interest income in the Consolidated Statement of Income.

In addition to the Trust and Investment services offered we have created an oil and gas management team, which serves as a network of experts to assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management.  We have partnered with a professional firm to provide mineral management expertise and services to customers in our market who have been impacted by the Marcellus Shale exploration and drilling activities. Through this relationship, we are able to assist customers negotiate lease payments and royalty percentages, protect their property, resolve leasing issues, account for and ensure the accuracy of royalty checks, distribute revenue to satisfy investment objectives and provide customized reports outlining payment and distribution information.

Results of Operations

Overview of the Income Statement

The Company had net income of $2,830,000 for the first three months of 2011 compared to earnings of $2,746,000 for last year’s comparable period, an increase of $84,000 or 3.1%. Earnings per share for the first three months of 2011 were $0.98, compared to $0.95 last year, representing a 3.2% increase.  Annualized return on assets and return on equity for the three months of 2011 were 1.38% and 16.57%, respectively, compared with 1.50% and 18.22% for last year’s comparable period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the first three months of 2011 was $6,936,000, an increase of $189,000, or 2.8%, compared to the same period in 2010.  For the first three months of 2011, the provision for loan losses totaled $225,000, a decrease of $80,000 over the comparable period in 2010.  Consequently, net interest income after the provision for loan losses was $6,711,000 for the first three months of 2011 compared to $6,442,000 for the first three months of 2010.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created for the three months ended March 31, 2011 and 2010 on a tax equivalent basis:

	Analysis of Average Balances and Interest Rates (1)

	March 31, 2011			March 31, 2010
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	33,249	22	0.27	19,143	14	0.30
Total short-term investments	33,249	22	0.27	19,143	14	0.30
Investment securities:
Taxable	184,952	1,187	2.57	143,087	1,340	3.75
Tax-exempt (3)	84,702	1,311	6.19	60,139	972	6.47
Total investment securities	269,654	2,498	3.71	203,226	2,312	4.55
Loans:
Residential mortgage loans	188,887	3,243	6.96	200,650	3,549	7.17
Commercial & farm loans	221,502	3,486	6.38	200,342	3,465	7.01
Loans to state & political subdivisions	48,671	638	5.32	46,748	693	6.01
Other loans	10,942	230	8.52	11,530	250	8.79
Loans, net of discount (2)(3)(4)	470,002	7,597	6.56	459,270	7,957	7.03
Total interest-earning assets	772,905	10,117	5.31	681,639	10,283	6.12
Cash and due from banks	9,844			9,062
Bank premises and equipment	12,469			12,265
Other assets	27,965			28,611
Total non-interest earning assets	50,278			49,938
Total assets	823,183			731,577
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	181,592	238	0.53	137,109	267	0.79
Savings accounts	65,058	49	0.31	50,396	38	0.31
Money market accounts	52,989	70	0.54	41,092	61	0.60
Certificates of deposit	316,308	1,731	2.22	322,548	2,176	2.74
Total interest-bearing deposits	615,947	2,088	1.37	551,145	2,542	1.87
Other borrowed funds	57,204	445	3.15	53,430	441	3.34
Total interest-bearing liabilities	673,151	2,533	1.53	604,575	2,983	2.00
Demand deposits	74,409			59,053
Other liabilities	7,305			7,681
Total non-interest-bearing liabilities	81,714			66,734
Stockholders' equity	68,318			60,268
Total liabilities & stockholders' equity	823,183			731,577
Net interest income		7,584			7,300
Net interest spread (5)			3.78%			4.12%
Net interest income as a percentage
of average interest-earning assets			3.98%			4.34%
Ratio of interest-earning assets
to interest-bearing liabilities			1.15			1.13

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ending March 31, 2011 and 2010:

	For the Three Months
	Ended March 31
	2011	2010
Interest and dividend income from investment securities
and short term investments (non-tax adjusted)	$ 2,074	$ 1,996
Tax equivalent adjustment	446	330
Interest and dividend income from investment
securities and short term investments (tax equivalent basis)	$ 2,520	$ 2,326

Interest and fees on loans (non-tax adjusted)	$ 7,395	$ 7,734
Tax equivalent adjustment	202	223
Interest and fees on loans (tax equivalent basis)	$ 7,597	$ 7,957

Total interest income	$ 9,469	$ 9,730
Total interest expense	2,533	2,983
Net interest income	6,936	6,747
Total tax equivalent adjustment	648	553
Net interest income (tax equivalent basis)	$ 7,584	$ 7,300

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense.

Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis (1)

	2011 vs. 2010
	Change in	Change	Total
	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ 9	$ (1)	$ 8
Investment securities:
Taxable	2,020	(2,173)	(153)
Tax-exempt	378	(39)	339
Total investment securities	2,398	(2,212)	186
Loans:
Residential mortgage loans	(204)	(102)	(306)
Commercial & farm loans	142	(121)	21
Loans to state & political subdivisions	30	(85)	(55)
Other loans	(13)	(7)	(20)
Total loans, net of discount	(45)	(315)	(360)
Total Interest Income	2,362	(2,528)	(166)

Interest Expense:
Interest-bearing deposits:
NOW accounts	2,582	(2,611)	(29)
Savings accounts	11	-	11
Money Market accounts	14	(5)	9
Certificates of deposit	(41)	(404)	(445)
Total interest-bearing deposits	2,566	(3,020)	(454)
Other borrowed funds	22	(18)	4
Total interest expense	2,588	(3,038)	(450)
Net interest income	$ (226)	$ 510	$ 284

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $7,300,000 for the three months ended March 31, 2010 to $7,584,000 for the same time period in 2011, an increase of $284,000.  The tax equivalent net interest margin decreased from 4.34% for the first three months of 2010 to 3.98% for the comparable period in 2011.

Total tax equivalent interest income for the three month period decreased $166,000. This decrease was primarily a result of a decrease of $2,528,000 due to change in rate, as the yield on interest earning assets decreased from 6.12% to 5.31% or 81 basis points for the comparable periods. The decrease was offset by an increase of $2,362,000 due to volume as the average balance of interest earning assets increased by $91.3 million.

Tax equivalent investment income for the three months ended March 31, 2011 increased $186,000 over the same period last year.  The average balance of total investment securities for the three months ended March 31, 2011 increased by $66.4 million from March 31, 2010 as a result of investing excess cash from increased deposits.

•
The average balance of taxable securities increased by $41.9 million while tax-exempt securities increased by $24.5 million, which had the effect of increasing interest income by $2,020,000 and $378,000, respectively, due to volume.

•
This increase attributable to volume of securities was offset by a decrease in the yield on investment securities of 84 basis points from 4.55% to 3.71%, which corresponds to a decrease in interest income of $2,212,000. The majority of this decrease is attributable to the change in yield on taxable securities, which decreased 118 basis points from 3.75% to 2.57%. The yield on investments declined due to the amount of purchases we made in the current low interest rate environment as a result of our increased deposits and investment cash flows. As a result of this environment our strategy has been to invest primarily in short-term agency bonds as well as a limited amount of longer-term municipal bonds (See also “Financial Condition – Investments”).

The purchase of tax-exempt securities, along with municipal loans, allows us to manage our effective tax rate as well as the overall yield on our interest earning assets.

Total loan interest income decreased $360,000 for the three months ended March 31, 2011 compared to the same period last year.

•
Interest income on residential mortgage loans decreased $306,000 of which $204,000 was due to volume and $102,000 was due to a decrease in rate.  The average balance decreased $11.8 million due to the fact that more customers are qualifying for conforming loans, which the Bank sells, and local economic conditions related to the exploration of the Marcellus Shale, which has limited the borrowing needs of some of the residents in our primary market. Additionally, management believes the demand for home equity loans has decreased due to the rate environment for conforming loans, which are sold on the secondary market as discussed above.

•
The average balance of commercial and farm loans increased $21.2 million from a year ago as we grow this segment of the loan portfolio utilizing disciplined underwriting standards, while meeting the needs of our customers. This had a positive impact of $142,000 on total interest income due to volume, which was offset by a reduction due to a decrease in rate of $121,000.

Total interest expense decreased $450,000 for the three months ended March 31, 2011 compared with last year.  This decrease is primarily due to a change in rate, accounting for a $3,038,000 decrease in our interest expense.  The average interest rate on interest-bearing liabilities decreased 47 basis points, from 2.0% to 1.53%. The historically low interest rates supported by the Federal Reserve and current economic conditions had the effect of decreasing our short-term borrowing costs as well as rates on deposit products. Offsetting this, the average balance of interest-bearing liabilities increased $68.6 million resulting in an increase in interest expense of $2,588,000 (see also “Financial Condition – Deposits”).

•
Interest expense on certificates of deposits decreased $445,000 over the same period last year. The average balance of certificates of deposit decreased $6.2 million causing a decrease in interest expense of $41,000. In addition, there was a decrease in the average rate on certificates of deposit from 2.74% to 2.22% resulting in a decrease in interest expense of $404,000.

•
The average balance of NOW accounts increased $44.5 million accounting for an increase of $2,582,000 in interest expense. The change in the average rate from 79 basis points to 53 basis points, contributed to a decrease in interest expense of $2,611,000 resulting in a net decrease of $29,000.

Provision For Loan Losses

For the three month period ending March 31, 2011, we recorded a provision for loan losses of $225,000, which represents a decrease of $80,000 over the $305,000 provision recorded in the corresponding three months of last year. Although non-performing assets have increased from March 31, 2010, this increase occurred during 2010 and the related provisions were recorded during such time. Since December 31, 2010, our level of non-performing assets has improved. (see “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

Non-interest Income

Non-interest income for the three months ended March 31, 2011 totaled $1,515,000, an increase of $125,000 when compared to the same period in 2010. During the first three months of 2011, gains on the sales of investment securities amounted to $120,000 compared to $64,000 last year.  We sold two municipal bonds at a gain of $1,000, eight mortgage backed securities in government sponsored entities for gains totaling $108,000 and a portion of a financial institution equity holding for a gain of $11,000 due to favorable market conditions. In 2010, we sold two agency bonds at a gain of $9,000 that were likely to be called later in the year and a mortgage backed security due to favorable market conditions for a gain of $55,000.

For the first three months of 2011, account service charges totaled $841,000, a decrease of $12,000 or 1.4%, when compared to the same period in 2010. There was a $64,000 decrease attributable to fees charged to customers for non-sufficient funds as a result of changes to Regulation E effective in August 2010 that limits the ability of the Bank to charge overdraft fees for debit card purchases and ATM withdrawals that are in excess of the customers deposit balance. This decrease was offset by a $57,000 increase attributable to customers’ usage of their debit cards due to continuing efforts on the Bank’s part to encourage customers to pay for items utilizing this payment method. Management continues to monitor regulatory changes including the Durbin amendment to the Dodd-Frank Act, which regulates the level of interchange fee income the Bank is able to charge on debit card transactions, to determine the level of impact that these regulations will have on the fees that the Company realizes.

Trust, Brokerage and insurance income increased $24,000 as we continue to increase the principal amounts invested through us by our customers by adding additional employees to serve our customers’ needs.  The increase in other income is attributable to an increase in gains on loans sold of $28,000 and an increase in rental income on other real estate owned of $34,000.

The following table shows the breakdown of non-interest income for the three months ended March 31, 2011 and 2010:

	Three months ended
	March 31,		Change
(dollars in thousands)	2011	2010	Amount	%
Service charges	$ 841	$ 853	$ (12)	(1.4)
Trust	157	146	11	7.5
Brokerage and insurance	95	82	13	15.9
Investment securities gains, net	120	64	56	87.5
Earnings on bank owned life insurance	121	124	(3)	(2.4)
Other	181	121	60	49.6
Total	$ 1,515	$ 1,390	$ 125	9.0

Non-interest Expense

Non-interest expenses increased $348,000, or 8.0% for the three months ended March 31, 2011 compared to the same period in 2010. Salaries and employee benefits increased $74,000 or 3.0%. Merit increases effective the beginning of 2011 and a slight increase in full time equivalent employees, accounted for an increase of approximately $108,000. Other increases included an increase of $43,000 for expenses related to providing employee’s insurance and a $19,000 increase related to profit sharing expense. These increases were offset by decreases of $44,000 in the Company’s Supplemental Executive Retirement Plan (SERP) plan and a $63,000 decrease related to the Company’s defined benefit pension plan.

Occupancy and furniture and equipment expenses increased as a result of opening the new Wellsboro and Rome branches, as well as maintenance costs as a result of increased snowfall in 2011 versus 2010. ORE expenses have increased as a result of additional properties being owned by the Bank during the current period versus the same period last year. Professional fees decreased $23,000 due to certain fees being reimbursed by a customer. The largest increases in other expenses are losses on the sales of ORE properties of $35,000 and increased Pennsylvania shares tax expense.

The following tables reflect the breakdown of non-interest expense and professional fees for the three months ended March 31, 2011 and 2010:

	Three months ended
	March 31,		Change
(in thousands)	2011	2010	Amount	%
Salaries and employee benefits	$ 2,515	$ 2,441	$ 74	3.0
Occupancy	390	306	84	27.5
Furniture and equipment	117	106	11	10.4
Professional fees	157	180	(23)	(12.8)
Amortization of intangibles	4	4	-	-
FDIC insurance	250	237	13	5.5
ORE expenses	156	81	75	92.6
Other	1,087	973	114	11.7
Total	$ 4,676	$ 4,328	$ 348	8.0

	Three months ended
	March 31,		Change
(in thousands)	2011	2010	Amount	%
Other professional fees	$ 103	$ 103	$ -	-
Legal fees	6	22	(16)	(72.7)
Examinations and audits	48	55	(7)	(12.7)
Total	$ 157	$ 180	$ (23)	(12.8)

Provision For Income Taxes

The provision for income taxes was $720,000 for the three month period ended March 31, 2011 compared to $758,000 for the same period in 2010.  While the Bank had $46,000 more in pre-tax income for the three months ended March 31, 2011 compared to the same period last year, a larger portion was attributable to earnings from our municipal loan and bond portfolios, which are not subject to federal income tax, which resulted in a lower provision. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 20.3% and 21.7% for the first three months of 2011 and 2010,respectively, compared to the statutory rate of 34%.

We invest in three limited partnership agreements that established low-income housing projects in our market areas. As a result of these agreements, for tax purposes we have recognized the entire $913,000 of tax credits from one project in the Towanda area that began in October of 2000. We have recognized $356,000 out of a total $385,000 of tax credits on the second project in the Wellsboro market which was completed in November 2001.  In 2005, we entered into a third limited liability partnership for a low-income housing project for senior citizens in our Sayre market area.  We have recognized $244,000 out of a total $574,000 of tax credits.  We anticipate recognizing $359,000 of tax credits over the next six years, with a total $96,000 expected to be recognized in 2011.

Financial Condition

Total assets were $840.2 million at March 31, 2011, an increase of $27.7 million, or 3.4% from $812.5 million at December 31, 2010.  Net loans decreased 1.48% to $460.7 million and investment securities increased 13.4% to $285.0 million at March 31, 2011.  Total deposits increased $23.8 million or 3.5% to $704.5 million since year-end 2010. Borrowed funds have increased $1.1 million to $57.1 million compared with $56.0 million at year-end.

Cash and Cash Equivalents

Cash and cash equivalents totaled $44.6 million at March 31, 2011 compared to $44.0 million at December 31, 2010, an increase of $600,000. The Company has maintained a higher level of cash and cash equivalents than it has historically had as a result of the Company’s deposit growth and cash flows from the investment portfolio, as discussed in more detail below. Management actively measures and evaluates its liquidity through our Asset – Liability committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

Our investment portfolio increased by $33.7 million or 13.4% from $251,303 at December 31, 2010 to $285,034 at March 31, 2011.  During 2011 we purchased approximately $33.5 million of U.S. agency obligations and $10.5 million of state and local obligations, which help offset the $3.6 million of principal repayments and $3.9 million of calls and maturities that occurred during the year. We also sold $3.2 million of municipal bonds, mortgage backed securities in government sponsored entities and certain financial institutions equity securities at a net gain of $120,000. The overall market value of our investment portfolio increased approximately $771,000 due to market fluctuations since year end.  We have incurred significant unrealized gains in our state and local obligations since year end as a result of certain government programs ending December 31, 2010. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve, our investment portfolio for the three month period ending March 31, 2011 yielded 3.71% compared to 4.55% for the same period in 2010 on a tax equivalent basis.

As mentioned above and seen in the table below, due to the continued low interest rate environment, we have experienced significant prepayments of our mortgage backed securities of $3.6 million and calls on our agency bonds of $3.6 million as well.  Due to the amount of cash flow from the investment portfolio as well as an increase in deposits and a lack of opportunities in other investment types, our strategy has been to reinvest funds mainly in short-term agency purchases (we purchased $33.5 million during the first quarter of 2011) and, when presented with the opportunity, high quality municipal bonds with final maturities of less than 20 years of which we purchased $10.5 million in the first three months of 2011.  We believe this strategy will enable us to reinvest cash flows in the next one to four years with improved investment opportunities.

	March 31, 2011		December 31, 2010
(dollars in thousands)	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$ 148,165	52.0	$ 118,484	47.1
Obligations of state & political
subdivisions	87,274	30.6	76,922	30.6
Corporate obligations	8,637	3.0	8,681	3.5
Mortgage-backed securities in
government sponsored entities	39,641	13.9	46,015	18.3
Equity securities in financial
institutions	1,317	0.5	1,201	0.5
Total	$ 285,034	100.0	$ 251,303	100.0

	March 31, 2011/
	December 31, 2010
	Change
(dollars in thousands)	Amount	%
Available-for-sale:
U. S. Agency securities	$ 29,681	25.1
Obligations of state & political
subdivisions	10,352	13.5
Corporate obligations	(44)	(0.5)
Mortgage-backed securities in
government sponsored entities	(6,374)	(13.9)
Equity securities in financial
institutions	116	9.7
Total	$ 33,731	13.4

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

Total loans decreased approximately $6.7 million or 1.4% during the first three months of 2011. Residential real estate, agricultural real estate, construction and consumer loans have decreased $5.8 million, $508,000, $4.1 million and $370,000, respectively.  Commercial real estate, commercial and other loans and loans to state and political subdivisions increased $1.7 million, $1.3 million, and $1.0 million, respectively.

During the first quarter of 2011, we continued to experience lower demand for residential real estate and consumer loans. Factors impacting this decline include demand for conforming rate loans and recessionary pressures outside of the local Marcellus Shale gas activity. Loan demand for conforming mortgages, which the Company sells on the secondary market, has experienced an increase as customers who qualify continue to take advantage of this low interest rate environment in the secondary market. Through March 31, 2011, we have sold $3.1 million of loans in the secondary market compared to $757,000 through this time last year.  The Company recognizes fee income for servicing these sold loans, which is included in non-interest income on the Consolidated Statement of Income.  Despite the current lower level of loan demand, management continues to explore new competitively priced products, which include partnering with a third party to provide access to government supported loan programs like Federal Housing Administration (FHA) loans, that are attractive to our customers, and to build technologies which make it easier and more efficient for customers to choose the Company for their mortgage needs.

The growth in commercial real estate was primarily the result of a transfer from the construction loan portfolio as a project was completed in the first quarter that was under  construction at year end. The increase in other commercial loans and state and political subdivision loans reflects the Company’s focus on commercial lending as a means to increase loan growth and obtain deposits from farmers and small businesses throughout our market area.  We believe we have a strong team of experienced professionals that enable us to meet the needs of these customers within our service area, while maintaining an adequate risk profile.  Commercial real estate and other commercial loan demand is subject to significant competitive pressures, the local economy which is currently being impacted significantly by the Marcellus Shale gas exploration area, the yield curve and the strength of the overall regional and national economy.

	March 31,		December 31,
	2011		2010
(in thousands)	Amount	%	Amount	%
Real estate:
Residential	$ 179,186	38.4	$ 185,012	39.1
Commercial	154,217	33.0	152,499	32.2
Agricultural	18,570	4.0	19,078	4.0
Construction	5,674	1.2	9,766	2.1
Consumer	10,915	2.3	11,285	2.4
Commercial and other loans	48,468	10.4	47,156	10.0
State & political subdivision loans	49,738	10.7	48,721	10.2
Total loans	466,768	100.0	473,517	100.0
Less allowance for loan losses	6,068		5,915
Net loans	$ 460,700		$ 467,602

	March 31, 2011/
	December 31, 2010
	Change
(in thousands)	Amount	%
Real estate:
Residential	$ (5,826)	(3.1)
Commercial	1,718	1.1
Agricultural	(508)	(2.7)
Construction	(4,092)	(41.9)
Consumer	(370)	(3.3)
Commercial and other loans	1,312	2.8
State & political subdivision loans	1,017	2.1
Total loans	$ (6,749)	(1.4)

Allowance For Loan Losses

The allowance for loan losses is maintained at a level, which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the three months ended March 31, 2011 and for the years ended December 31, 2010, 2009, 2008, and 2007:

	March 31,	December 31,
	2011	2010	2009	2008	2007
Balance
at beginning of period	$ 5,915	$ 4,888	$ 4,378	$ 4,197	$ 3,876
Charge-offs:
Real estate:
Residential	60	147	76	31	64
Commercial	17	53	236	36	6
Agricultural	-	-	1	20	-
Consumer	16	35	80	44	103
Commercial and other loans	-	173	153	115	13
Total loans charged-off	93	408	546	246	186
Recoveries:
Real estate:
Residential	-	4	1	6	2
Commercial	-	11	1	-	79
Agricultural	-	-	-	20	-
Consumer	17	45	52	19	52
Commercial and other loans	4	120	77	52	9
Total loans recovered	21	180	131	97	142

Net loans charged-off	72	228	415	149	44
Provision charged to expense	225	1,255	925	330	365
Balance at end of year	$ 6,068	$ 5,915	$ 4,888	$ 4,378	$ 4,197

Loans outstanding at end of period	$ 466,768	$ 473,517	$ 456,384	$ 432,814	$ 423,379
Average loans outstanding, net	$ 470,002	$ 468,620	$ 442,921	$ 423,382	$ 411,927
Non-performing assets:
Non-accruing loans	$ 9,579	$ 11,853	$ 5,871	$ 2,202	$ 1,915
Accrual loans - 90 days or more past due	302	692	884	383	275
Total non-performing loans	$ 9,881	$ 12,545	$ 6,755	$ 2,585	$ 2,190
Foreclosed assets held for sale	912	693	302	591	203
Total non-performing assets	$ 10,793	$ 13,238	$ 7,057	$ 3,176	$ 2,393
Annualized net charge-offs to average loans	0.06%	0.05%	0.09%	0.04%	0.01%
Allowance to total loans	1.30%	1.25%	1.07%	1.01%	0.99%
Allowance to total non-performing loans	61.41%	47.15%	72.36%	169.36%	191.64%
Non-performing loans as a percent of loans
net of unearned income	2.12%	2.65%	1.48%	0.60%	0.52%
Non-performing assets as a percent of loans
net of unearned income	2.31%	2.80%	1.55%	0.73%	0.57%

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2010 to March 31, 2011 in non-performing loans(dollars in thousands). Non-performing loans include those loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	March 31, 2011				December 31, 2010
		Non-Performing Loans				Non-Performing Loans
	30 - 90 Days	90 Days Past	Non-	Total Non-	30 - 90 Days	90 Days Past	Non-	Total Non-
(in thousands)	Past Due	Due Accruing	accrual	Performing	Past Due	Due Accruing	accrual	Performing
Real estate:
Residential	$ 590	$ 174	$ 638	$ 812	$ 1,436	$ 220	$ 502	$ 722
Commercial	640	125	8,541	8,666	1,834	426	7,735	8,161
Agricultural	-	-	-	-	-	-	2,241	2,241
Consumer	9	3	-	3	87	6	1	7
Commercial and other loans	42	-	400	400	116	40	1,374	1,414
Total nonperforming loans	$ 1,281	$ 302	$9,579	$ 9,881	$ 3,473	$ 692	$11,853	$ 12,545

	Change in Non-Performing Loans
	March 31, 2011 /December 31, 2010
(in thousands)	Amount	%
Real estate:
Residential	$ 90	12.5
Commercial	505	6.2
Agricultural	(2,241)	(100.0)
Consumer	(4)	(57.1)
Commercial and other loans	(1,014)	(71.7)
Total nonperforming loans	$ (2,664)	(21.2)

The Company utilizes a disciplined and thorough loan review process based upon our internal loan policy approved by the Company’s Board of Directors.  The purpose of the review is to assess loan quality, analyze delinquencies, identify problem loans, evaluate potential charge-offs and recoveries, and assess general overall economic conditions in the markets served.  An external independent loan review is performed on our commercial portfolio semi-annually for the Company.  The external consultant is engaged to 1) review a minimum of 60% of the dollar volume of the commercial loan portfolio on an annual basis, 2) review a sample of new commercial/agricultural loans originated in the last year, 3) review all relationships in aggregate over $500,000, 4) review all aggregate loan relationships over $100,000 which are over 90 days past due, classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate. As part of this review, our underwriting process and loan grading system is evaluated.

Management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate as of March 31, 2011.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, continued high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The balance in the allowance for loan losses was $6,068,000 or 1.30% of total loans as of March 31, 2011 as compared to $5,915,000 or 1.25% of loans as of December 31, 2010.  The $153,000 increase is a result of a $225,000 provision for the first three months less net charge-offs of $72,000.  Gross charge-offs for the first three months of 2011 were $93,000. Gross charge-offs for the first three months of 2010 were $85,000 and for all of 2010 were $408,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of the three months ended March 31, 2011 and for the years ended December 31, 2010, 2009, 2008 and 2007:

	March 31		December 31
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$ 921	38.4	$ 969	39.1	$ 801	42.7	$ 694	46.0	$ 599	47.7
Commercial, agricultural	3,698	37.0	3,380	36.2	2,864	33.6	2,303	28.8	2,128	27.7
Construction	13	1.2	22	2.1	20	1.2	5	2.6	-	2.7
Consumer	87	2.3	108	2.4	131	2.6	449	2.7	424	3.1
Commercial and other loans	901	10.4	983	10.0	918	9.7	807	8.8	736	8.2
State & political subdivision loans	139	10.7	137	10.2	93	10.2	19	11.1	22	10.6
Unallocated	309	N/A	316	N/A	61	N/A	101	N/A	288	N/A
Total allowance for loan losses	$ 6,068	100.0	$ 5,915	100.0	$ 4,888	100.0	$ 4,378	100.0	$ 4,197	100.0

For the three month period ending March 31, 2011, we recorded a provision for loan losses of $225,000, which compares to $305,000 for the same time period in 2010.  The decrease is attributable to current economic conditions and a decrease in non-performing loans in comparison to year end. Non-performing loans decreased $2.7 million or 21.2%, from December 31, 2010 to March 31, 2011. Approximately 88.6% of the Bank’s non-performing loans are associated with the following four customer relationships:

•
A commercial customer with a total loan relationship of $5.9 million originally secured by 140 residential properties and one commercial building is considered non-accrual as of March 31, 2011. In the first quarter of 2011, the Company and Borrower entered into a forbearance agreement to restructure the debt. Under this agreement, the Bank received cash of $160,000 and after 90 days from signing the agreement with no defaults, the Bank will receive additional collateral with an assessed value of approximately $1.2 million. Once the collateral has been obtained, the Bank has agreed to accept payments based on new interest rates through February 2020 at which time the loans will be paid in full or will pay an increased rate for an 11 additional years.  As a result of the troubled debt restructuring, the Bank has a specific reserve of $251,000, which was based on the present value of the expected cash flows agreed to as part of the forbearance agreement. The 90 day term will be completed in the second quarter of 2011. The loan has remained current during the entire time the agreement was negotiated and through April 2011.

•
A commercial customer with a relationship of approximately $1.5 million was placed on non-accrual status in the first quarter of 2011. The entire relationship is subject to USDA guarantees. The current economic conditions related to the timber industry have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and determined that no specific reserve allocation was required as of March 31, 2011 based on the appraised value of collateral.

•
A commercial customer with a relationship of approximately $1.0 million is considered non-accrual as of March 31, 2011. The current recessionary economic conditions have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and determined that a specific reserve allocation of $183,000 was required as of March 31, 2011 based on the appraised value of collateral. The customer has a signed sales agreement to sell the collateral securing this loan, which would result in the loan being paid off in full; however, the sales has not yet closed.

•
A commercial customer with a total relationship of $359,000 composed of commercial real estate and other commercial loans was placed on non-accrual in 2010 due to inadequate cash flows as a result of the downturn in the economy, which has had a significant impact on his modular home business. Based upon an analysis of the collateral value, management determined no specific reserve allocation was necessary.

The decrease in loans 30-89 days past due is primarily the result of approximately $1.5 million of loans being considered nonaccrual as of March 31, 2011 that were less than 90 days past due as of December 31, 2010.

Management of the Bank believes that the allowance for loan losses is adequate, which is based on the following factors:

•
While non-performing loans are still higher than historical standards, 61.7% of this balance is associated with one customer, whose debt was recently restructured and whose balances at April 30, 2011 were current. Additionally, in the first quarter of 2011, we have seen a decrease in our non-performing assets of $2.5 million or 18.5% since December 31, 2010.

•	Net and gross charge-offs continue to be low in relation to the size of the Bank’s loan portfolio.

•
We have not experienced the significant decrease in the collateral values of local residential, commercial or agricultural real estate loan portfolios as seen in other parts of the country.  Real estate market values in our market area did not realize the significant, and sometimes speculative, increases as seen in other parts of the country.  As such, the collateral value of our real estate loans has not significantly deteriorated during 2011, 2010 or 2009. In addition, our market area is predominately centered in the Marcellus Shale natural gas exploration and drilling area. These natural gas exploration and drilling activities have significantly impacted the overall interest in real estate in our market area due to the related lease and royalty revenues associated with it.  The natural gas activities have had a positive impact on the value of local real estate.

Bank Owned Life Insurance

The Company purchased bank owned life insurance to offset future employee benefit costs.  As of March 31, 2011 the cash surrender value of this life insurance is $13.3 million, which has resulted in income recognized in the first three months ended March 31, 2011 of $121,000 compared to $124,000 for the same period in 2010. The use of life insurance policies provides the Bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the individuals) provides partial recovery of cash outflows associated with the benefits.

Premises and Equipment

Premises and equipment decreased approximately $108,000 from $12.5 million at December 31, 2010 to $12.4 million at March 31, 2011, a decrease of .86%.  This occurred primarily as a result of depreciation for 2011 of $168,000, offset by purchases totaling approximately $60,000.

Deposits

Deposits increased $23.8 million or 3.5%, since December 31, 2010. The increase in deposits is due to several reasons. Our market continues to be impacted by the Marcellus Shale gas exploration activities and we have developed products specifically targeting those that have benefited from this activity.  Furthermore, the overall turbulence and volatility of the financial markets on a national and local level has resulted in customers seeking stability with strong, local community banks. Furthermore, we believe that our historical financial performance, reputation as a strong, local community bank, acquisitions of local competitors from institutions outside of our general market area and the fact that the Company did not participate in the Troubled Asset Relief Program Capital Purchase Program has positioned the Company as a leading financial institution within our service area with the ability to meet our customers’ needs and expectations.

As of March 31, 2011, non-interest-bearing deposits, NOW accounts, savings accounts,  money market deposit accounts and certificates of deposit increased by $5.1 million, $6.9 million, $7.1 million, $4.6 million and $75,000, respectively, from December 31, 2010. As mentioned previously, oil and gas exploration activities have had an impact on this segment. The Bank currently does not have any outstanding brokered certificates of deposit.

	March 31,		December 31,
	2011		2010
(in thousands)	Amount	%	Amount	%
Non-interest-bearing deposits	$ 80,696	11.5	$75,589	11.1
NOW accounts	183,555	26.0	176,625	25.9
Savings deposits	68,755	9.8	61,682	9.1
Money market deposit accounts	54,834	7.8	50,201	7.4
Certificates of deposit	316,689	45.0	316,614	46.5
Total	$ 704,529	100.0	$ 680,711	100.0

	March 31, 2011/
	December 31, 2010
	Change
(in thousands)	Amount	%
Non-interest-bearing deposits	$ 5,107	6.8
NOW accounts	6,930	3.9
Savings deposits	7,073	11.5
Money market deposit accounts	4,633	9.2
Certificates of deposit	75	0.0
Total	$ 23,818	3.5

Borrowed Funds

Borrowed funds increased $1.1 million during the first three months of 2011. The entire increase is the result of customers utilizing their repurchase agreements. During the three months ended March 31, 2011, there were no maturities or additional borrowings from the Federal Home Loan Bank of Pittsburgh during the first quarter of 2011. The Bank’s current strategy for borrowings is to consider replacing any maturities with three to five year borrowings due to the current interest rate environment. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available primarily through the Federal Home Loan Bank of Pittsburgh.

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

In December, 2008, the Company entered into an interest rate swap agreement to convert the above mentioned floating-rate debt to fixed rate debt on a notional amount of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreement was entered into on December 17, 2008 and expires December 17, 2013.  The fair value of the interest rate swap at March 31, 2011 was a liability of $348,000 and is included within other liabilities on the Consolidated Balance Sheet.

Stockholder’s Equity

We evaluate stockholders’ equity in relation to total assets and the risks associated with those assets.  The greater the capital resource, the more likely a corporation will meet its cash obligations and absorb unforeseen losses.  For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total stockholders’ equity was $71.0 million at March 31, 2011 compared to $68.7 million at December 31, 2010, an increase of $2.3 million or 3.4%.  Excluding accumulated other comprehensive income, stockholder’s equity increased $1.8 million, or 2.67%.  In the first three months of 2011, the Company had net income of $2.8 million and paid dividends of $752,000, representing a dividend payout ratio of 26.6%.  The Company purchased 5,885 shares of treasury stock at a weighted average cost of $36.08 per share and 3,968 shares award as part of the restricted stock plan at a weighted average cost of $37.35.

All of the Company’s investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments.  Accumulated other comprehensive income increased $549,000 million from December 31, 2010 primarily as a result of market value fluctuations in the investment portfolio.

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

	March 31,		December 31,
(dollars in thousands)	2011		2010
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$ 74,465	15.35%	$72,371	14.97%
For capital adequacy purposes	38,798	8.00%	38,678	8.00%
To be well capitalized	48,498	10.00%	48,348	10.00%

Tier I capital (to risk-weighted assets)
Company	$ 68,219	14.07%	$66,327	13.72%
For capital adequacy purposes	19,399	4.00%	19,339	4.00%
To be well capitalized	29,099	6.00%	29,008	6.00%

Tier I capital (to average assets)
Company	$ 68,219	8.38%	$66,327	8.32%
For capital adequacy purposes	32,573	4.00%	31,890	4.00%
To be well capitalized	40,716	5.00%	39,862	5.00%

The Bank’s computed risk-based capital ratios are as follows:

	March 31,		December 31,
(dollars in thousands)	2011		2010
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$ 69,149	14.30%	$66,814	13.87%
For capital adequacy purposes	38,686	8.00%	38,551	8.00%
To be well capitalized	48,358	10.00%	48,189	10.00%

Tier I capital (to risk-weighted assets)
Bank	$ 63,061	13.04%	$60,899	12.64%
For capital adequacy purposes	19,343	4.00%	19,276	4.00%
To be well capitalized	29,015	6.00%	28,913	6.00%

Tier I capital (to average assets)
Bank	$ 63,061	7.76%	$60,899	7.65%
For capital adequacy purposes	32,516	4.00%	31,836	4.00%
To be well capitalized	40,645	5.00%	39,794	5.00%

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2011 (dollars in thousands):

March 31, 2011
Commitments to extend credit	$79,701
Standby letters of credit	4,394

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for personal. Effective in the third quarter of 2010, overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at March 31, 2011 was $10,674,000.  The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other significant uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures during the first three months of 2011 were $60,000, compared to $384,000 during the same time period in 2010.  Our new branch construction in Wellsboro, Pennsylvania accounted for most of the expenditure in 2010.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short-term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $268.3 million, of which $39.0 million was outstanding at March 31, 2011. Additionally, we have a Federal funds line totaling $10.0 million from a third party bank at market rates.  This line is not drawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $14.5 million, which also is not drawn upon as of March 31, 2011.

Citizens Financial is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial’s primary source of income is dividends received from the Bank.  The Bank may not, under the National Bank Act, declare a dividend without approval of the OCC, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The Federal Reserve Bank, the OCC and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At March 31, 2011, Citizens Financial had unconsolidated liquid assets of $4.1 million.

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

We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure.  A shock analysis during the first quarter of 2011 indicated that a 200 basis point movement in interest rates in either direction would have a minor impact on our Company's anticipated net interest income over the next twelve to twenty-four months.

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

No material changes in market risk strategy occurred during the current period.  A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 2010.

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

(b) Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. At March 31, 2011 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

1/1/11 to 1/31/11	5,000	$35.90	5,000	31,862
2/1/11 to 2/28/11	446	$37.50	446	31,416
3/1/11 to 3/31/11	439	$36.70	439	30,977
Total	5,885	$36.08	5,885	30,977

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

Citizens Financial Services, Inc. (Registrant)

May 12, 2011	By:	/s/ Randall E. Black
By: Randall E. Black
Chief Executive Officer and President (Principal Executive Officer)

May 12, 2011	By:	/s/ Mickey L. Jones
By: Mickey L. Jones Chief Financial Officer (Principal Accounting Officer)