Form 10-Q
period 2011-08-15
CITIZENS FINANCIAL SERVICES INC
filed 2011-08-15
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
Or

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

The number of outstanding shares of the Registrant’s Common Stock, as of August 2, 2011, was 2,917,924.

Citizens Financial Services, Inc.
Form 10-Q

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30	December 31
(in thousands except share data)	2011	2010
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 11,318	$ 9,541
Interest-bearing	33,114	34,454
Total cash and cash equivalents	44,432	43,995

Available-for-sale securities	288,610	251,303

Loans (net of allowance for loan losses:
2011, $6,163 and 2010, $5,915)	470,749	467,602

Premises and equipment	11,956	12,503
Accrued interest receivable	3,717	3,455
Goodwill	10,256	10,256
Bank owned life insurance	13,416	13,171
Other assets	9,846	10,241

TOTAL ASSETS	$ 852,982	$ 812,526

LIABILITIES:
Deposits:
Noninterest-bearing	$ 80,545	$ 75,589
Interest-bearing	632,582	605,122
Total deposits	713,127	680,711
Borrowed funds	55,408	55,996
Accrued interest payable	1,556	1,779
Other liabilities	7,592	5,350
TOTAL LIABILITIES	777,683	743,836
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares June 30, 2011 and December 31, 2010;
none issued in 2011 or 2010	-	-
Common stock
$1.00 par value; authorized 15,000,000 shares; issued 3,104,434 shares at
June 30, 2011 and December 31, 2010, respectively	3,104	3,104
Additional paid-in capital	14,295	14,235
Retained earnings	59,393	54,932
Accumulated other comprehensive income	3,244	1,054
Treasury stock, at cost: 214,942 shares at June 30, 2011
and 212,067 shares at December 31, 2010	(4,737)	(4,635)
TOTAL STOCKHOLDERS' EQUITY	75,299	68,690
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 852,982	$ 812,526

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2011	2010	2011	2010
INTEREST INCOME:
Interest and fees on loans	$ 7,463	$ 7,752	$ 14,858	$ 15,486
Interest-bearing deposits with banks	20	17	42	31
Investment securities:
Taxable	1,176	1,264	2,348	2,599
Nontaxable	892	727	1,757	1,368
Dividends	14	7	29	13
TOTAL INTEREST INCOME	9,565	9,767	19,034	19,497
INTEREST EXPENSE:
Deposits	2,046	2,519	4,134	5,061
Borrowed funds	443	439	888	880
TOTAL INTEREST EXPENSE	2,489	2,958	5,022	5,941
NET INTEREST INCOME	7,076	6,809	14,012	13,556
Provision for loan losses	150	235	375	540
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,926	6,574	13,637	13,016
NON-INTEREST INCOME:
Service charges	1,002	937	1,843	1,790
Trust	146	135	303	281
Brokerage and insurance	123	141	218	223
Investment securities gains, net	114	35	234	99
Earnings on bank owned life insurance	124	125	245	249
Other	163	151	344	272
TOTAL NON-INTEREST INCOME	1,672	1,524	3,187	2,914
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,518	2,416	5,033	4,857
Occupancy	329	297	719	603
Furniture and equipment	106	111	223	217
Professional fees	172	153	329	333
FDIC insurance	250	217	500	454
Other	1,209	1,162	2,456	2,220
TOTAL NON-INTEREST EXPENSES	4,584	4,356	9,260	8,684
Income before provision for income taxes	4,014	3,742	7,564	7,246
Provision for income taxes	867	815	1,587	1,573
NET INCOME	$ 3,147	$ 2,927	$ 5,977	$ 5,673

Earnings Per Share	$ 1.09	$ 1.01	$ 2.07	$ 1.96
Cash Dividends Per Share	$ 0.265	$ 0.255	$ 0.525	$ 0.505

Weighted average number of shares outstanding	2,887,276	2,898,480	2,888,094	2,898,571

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)		2011		2010		2011		2010
Net income		$ 3,147		$ 2,927		$ 5,977		$ 5,673
Other comprehensive income:
Change in unrealized net gains on available for sale securities	2,660		1,560		3,551		1,969
Change in unrealized loss on interest rate swap	(59)		(150)		1		(247)
Less: Reclassification adjustment for gain included in net income	(114)		(35)		(234)		(99)
Other comprehensive income, before tax		2,487		1,375		3,318		1,623
Income tax expense related to other comprehensive income		846		468		1,128		552
Other comprehensive income, net of tax		1,641		907		2,190		1,071
Comprehensive income		$ 4,788		$ 3,834		$ 8,167		$ 6,744

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Six Months Ended
	June 30,
(in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 5,977	$ 5,673
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	375	540
Depreciation and amortization	272	241
Amortization and accretion of investment securities	940	355
Deferred income taxes	192	(33)
Investment securities gains, net	(234)	(99)
Earnings on bank owned life insurance	(245)	(249)
Stock award compensation	207	157
Originations of loans held for sale	(5,316)	(3,204)
Proceeds from sales of loans held for sale	5,391	3,252
Increase in accrued interest receivable	(262)	(87)
Decrease in accrued interest payable	(223)	(250)
Other, net	(237)	(975)
Net cash provided by operating activities	6,837	5,321
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	7,821	8,871
Proceeds from maturity and principal repayments of securities	32,063	22,995
Purchase of securities	(72,496)	(48,931)
Proceeds from redemption of regulatory stock	312	-
Net increase in loans	(3,925)	(17,066)
Purchase of premises and equipment	(65)	(788)
Purchase of land for potential future expansion	(545)	-
Proceeds from sale of foreclosed assets held for sale	371	606
Net cash used in investing activities	(36,464)	(34,313)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	32,416	41,104
Proceeds from long-term borrowings	9	1,159
Repayments of long-term borrowings	(1,000)	(3,310)
Net increase in short-term borrowed funds	403	799
Purchase of treasury and restricted stock	(360)	(374)
Dividends paid	(1,404)	(1,451)
Net cash provided by financing activities	30,064	37,927
Net increase in cash and cash equivalents	437	8,935
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,995	31,449
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 44,432	$ 40,384
Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 5,245	$ 6,192
Income taxes paid	$ 1,300	$ 1,675
Loans transferred to foreclosed property	$ 490	$ 1,091
Premises and equipment transferred to other assets	$ 282	$ -
Investments purchased and not settled included in other liabilities	$ 2,085	$ -

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

In the opinion of management of the Company, the accompanying interim financial statements for the periods ended June 30, 2011 and 2010 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the six month period ended June 30, 2011 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2 - Earnings per Share
The following table sets forth the computation of earnings per share.  Earnings per share calculations give retroactive effect to stock dividends declared by the Company.  The Company has no dilutive securities.

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income applicable to common stock	$3,147,000	$2,927,000	$5,977,000	$5,673,000
Weighted average common shares outstanding	2,887,276	2,898,480	2,888,094	2,898,571

Earnings per share	$1.09	$1.01	$2.07	$1.96

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of tax-exempt income earned from state and municipal securities and loans and investments in tax credits.

Note 4 – Investments

The amortized cost and fair value of investment securities at June 30, 2011 and December 31, 2010 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2011	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 143,671	$ 1,841	$ (86)	$ 145,426
Obligations of state and
political subdivisions	90,277	1,858	(323)	91,812
Corporate obligations	8,339	319	-	8,658
Mortgage-backed securities in
government sponsored entities	38,813	2,574	(7)	41,380
Equity securities in financial
institutions	956	397	(19)	1,334
Total available-for-sale securities	$ 282,056	$ 6,989	$ (435)	$ 288,610

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 117,390	$ 1,535	$ (441)	$ 118,484
Obligations of state and
political subdivisions	78,164	603	(1,845)	76,922
Corporate obligations	8,415	268	(2)	8,681
Mortgage-backed securities in
government sponsored entities	43,183	2,832	-	46,015
Equity securities in financial
institutions	914	303	(16)	1,201
Total available-for-sale securities	$ 248,066	$ 5,541	$ (2,304)	$ 251,303

The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010 (in thousands). As of June 30, 2011 and December 31, 2010, the Company owned 36 and 85 securities whose fair value was less than their cost basis, respectively.

June 30, 2011	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ 17,156	$ (86)	$ -	$ -	$ 17,156	$ (86)
Obligations of state and
political subdivisions	20,224	(311)	608	(12)	20,832	(323)
Mortgage-backed securities in
government sponsored entities	5,171	(7)	-	-	5,171	(7)
Equity securities in financial
institutions	96	(19)	-	-	96	(19)

Total securities	$ 42,647	$ (423)	$ 608	$ (12)	$ 43,255	$ (435)

December 31, 2010	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ 38,502	$ (441)	$ -	$ -	$ 38,502	$ (441)
Obligations of states and
political subdivisions	45,335	(1,784)	526	(61)	45,861	(1,845)
Corporate obligations	1,157	(2)	-	-	1,157	(2)
Equity securities in financial
institutions	139	(16)	-	-	139	(16)

Total securities	$ 85,133	$ (2,243)	$ 526	$ (61)	$ 85,659	$ (2,304)

As of June 30, 2011, the Company’s investment securities portfolio contained unrealized losses on obligations of U.S Agency securities, states and political subdivisions, mortgage-backed securities in government sponsored entities and certain financial institutions equity securities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale for the six months ended June 30, 2011 and 2010 were $7,821,000 and $8,871,000, respectively.  For the three months ended June 30, 2011 and 2010, there were sales of $4,632,000 and $3,016,000 of available-for-sale securities, respectively. There were no sales during the three month period ended June 30, 2010. The gross gains and losses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Gross gains	$ 114	$ 35	$ 263	$ 99
Gross losses	-	-	(29)	-
Net gains	$ 114	$ 35	$ 234	$ 99

Investment securities with an approximate carrying value of $177,236,000 and $162,742,000 at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public funds and certain other deposits.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at June 30, 2011, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$ 4,125	$ 4,153
Due after one year through five years	96,001	97,347
Due after five years through ten years	33,575	34,576
Due after ten years	147,399	151,200
Total	$ 281,100	$ 287,276

Note 5 – Loans

The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout North Central Pennsylvania and Southern New York.  Although the Company had a diversified loan portfolio at June 30, 2011 and December 31, 2010, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio as of June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 180,817	$ 145	$ 180,672
Commercial and agricultural	175,118	8,532	166,586
Construction	7,095	-	7,095
Consumer	11,304	-	11,304
Commercial and other loans	49,551	652	48,899
State and political subdivision loans	53,027	-	53,027
Total	$ 476,912	$ 9,329	$ 467,583

December 31, 2010	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 185,012	$ 172	$ 184,840
Commercial and agricultural	171,577	9,976	161,601
Construction	9,766	-	9,766
Consumer	11,285	-	11,285
Commercial and other loans	47,156	1,374	45,782
State and political subdivision loans	48,721	-	48,721
Total	$ 473,517	$ 11,522	$ 461,995

The segments of the Bank’s loan portfolio are disaggregated into classes to a level that allows management to monitor risk and performance. Residential real estate mortgages consists of 15 to 30 year first mortgages on residential real estate, while residential real estate home equities are consumer purpose installment loans or lines of credit secured by a mortgage which is often a second lien on residential real estate with terms of 15 years or less. Commercial real estate loans are business purpose loans secured by a mortgage on commercial real estate. Agricultural real estate loans are loans secured by a mortgage on real estate used in agriculture production. Construction real estate loans are loans secured by residential or commercial real estate used during the construction phase of residential and commercial projects. Consumer loans are typically unsecured or primarily secured by something other than real estate and overdraft lines of credit connected with customer deposit accounts. Commercial and other loans are loans for commercial purposes primarily secured by non-real estate collateral. Other agricultural loans are loans for agricultural purposes primarily secured by non-real estate collateral. State and political subdivisions are loans for state and local municipalities for capital and operating expenses or tax free loans used to finance commercial development.

Management considers commercial loans, other agricultural loans, commercial real estate loans and agricultural real estate loans which are 90 days or more past due to be impaired. Management will also consider a loan impaired based on other factors it becomes aware of, including the customer’s results of operations and cash flows. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables by class, with the associated allowance amount, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
June 30, 2011
Real estate loans:
Mortgages	$ 132	$ 127	$ -	$ 127	$ -	$ 129	$ -
Home Equity	18	-	18	18	3	36	-
Commercial	9,509	126	8,406	8,532	323	8,812	27
Agricultural	-	-	-	-	-	741	37
Construction	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Commercial and other loans	704	37	615	652	103	399	-
Other Agricultural Loans	-	-	-	-	-	319	20
State and political	-	-	-	-	-	-	-
subdivision loans	-	-	-	-	-	-	-
Total	$ 10,363	$ 290	$ 9,039	$ 9,329	$ 429	$ 10,436	$ 84

December 31, 2010
Real estate loans:
Mortgages	$ 132	$ -	$ 131	$ 131	$ 21	$ 55	$ -
Home Equity	72	41	-	41	-	56	-
Commercial	8,540	1,682	6,053	7,735	167	5,445	67
Agricultural	2,421	2,241	-	2,241	-	2,373	64
Construction	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Commercial and other loans	455	404	-	404	-	469	1
Other Agricultural Loans	1,040	970	-	970	-	958	11
State and political
subdivision loans	-	-	-	-	-	-	-
Total	$ 12,660	$ 5,338	$ 6,184	$ 11,522	$ 188	$ 9,356	$ 143

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay loan as agreed, the Bank’s loan rating process includes several layers of internal and external oversight. Generally, residential real estate mortgages and home equities and loans to individuals for household, family and other purchases are included in the pass category, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. The Company’s loan officers are responsible for the timely and accurate risk rating of the loans in each of their portfolios at origination and on an ongoing basis under the supervision of management.  All commercial and agricultural loans are reviewed annually to ensure the appropriateness of the loan grade. In addition, the Bank engages an external consultant on at least an annual basis. The external consultant is engaged to 1) review a minimum of 60% of the dollar volume of the commercial loan portfolio on an annual basis, 2) review new loans originated in the last year, 3) review all relationships in aggregate over $500,000, 4) review all aggregate loan relationships over $100,000 which are over 90 days past due, classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate.

The following tables represent credit exposures by internally assigned grades as of June 30, 2011 and December 31, 2010 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
June 30, 2011
Real estate loans:
Mortgages	$ 95,722	$ 414	$ 549	$ -	$ -	$ 96,685
Home Equity	83,880	111	141	-	-	84,132
Commercial	130,707	10,623	15,835	-	-	157,165
Agricultural	12,909	1,041	4,003	-	-	17,953
Construction	7,095	-	-	-	-	7,095
Consumer	11,291	4	9	-	-	11,304
Commercial and other loans	38,142	3,663	1,047	18	2	42,872
Other Agricultural Loans	4,622	497	1,560	-	-	6,679
State and political
subdivision loans	51,824	-	1,203	-	-	53,027
Total	$ 436,192	$ 16,353	$ 24,347	$ 18	$ 2	$ 476,912

	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
December 31, 2010
Real estate loans:
Mortgages	$ 96,218	$ 628	$ 397	$ -	$ -	$ 97,243
Home Equity	87,359	175	202	33	-	87,769
Commercial	120,344	15,570	16,585	-	-	152,499
Agricultural	12,007	1,063	6,008	-	-	19,078
Construction	9,766	-	-	-	-	9,766
Consumer	11,265	4	16	-	-	11,285
Commercial and other loans	36,784	2,545	848	24	-	40,201
Other Agricultural Loans	4,024	469	2,462	-	-	6,955
State and political
subdivision loans	47,482	-	1,239	-	-	48,721
Total	$ 425,249	$ 20,454	$ 27,757	$ 57	$ -	$ 473,517

Age Analysis of Past Due Financing Receivables by Class

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due financing receivables as of June 30, 2011 and December 31, 2010 (in thousands):

	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
June 30, 2011

Real estate loans:
Mortgages	$ 278	$ 62	$ 486	$ 826	$ 95,859	$ 96,685	$ 110
Home Equity	295	20	174	489	83,643	84,132	23
Commercial	79	129	2,719	2,927	154,238	157,165	31
Agricultural	534	-	-	534	17,419	17,953	-
Construction	-	-	-	-	7,095	7,095	-
Consumer	25	11	3	39	11,265	11,304	3
Commercial and other loans	30	49	358	437	42,435	42,872	-
Other Agricultural Loans	-	-	-	-	6,679	6,679	-
State and political
subdivision loans	-	-	-	-	53,027	53,027	-

Total	$ 1,241	$ 271	$ 3,740	$ 5,252	$ 471,660	$ 476,912	$ 167

	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
December 31, 2010

Real estate loans:
Mortgages	$ 518	$ 50	$ 412	$ 980	$ 96,263	$ 97,243	$ 104
Home Equity	762	139	262	1,163	86,606	87,769	116
Commercial	188	1,647	1,827	3,662	148,837	152,499	426
Agricultural	-	-	-	-	19,078	19,078	-
Construction	-	-	-	-	9,766	9,766	-
Consumer	83	3	7	93	11,192	11,285	6
Commercial and other loans	111	6	398	515	39,686	40,201	40
Other Agricultural Loans	5	-	-	5	6,950	6,955
State and political
subdivision loans	-	-	-	-	48,721	48,721	-

Total	$ 1,667	$ 1,845	$ 2,906	$ 6,418	$ 467,099	$ 473,517	$ 692

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. In addition to the allowance for the pooled portfolios, management has developed a separate allowance for loans that are identified as impaired through a TDR. These loans are excluded from pooled portfolios and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered troubled debt restructurings, including payment history under the modified loan terms, the borrower's ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from opertions.  Based on this evaluation management would no longer consider a loan to be a troubled debt when the relevant facts support such a conclusion.

During the first six months of 2011, a loan modification for one customer, encompassing five loans, was completed that was considered a TDR. In exchange for additional collateral, the Bank agreed to lower the contractual interest rate on four of the loans through February 2020 at which time the loans will be paid in full or will pay an increased rate for an 11 additional years. All the loans associated with this customer are current through July 2011; however, the loans are considered non-accrual as of June 30, 2011.

The following table includes an analysis of loans modified that are considered TDR’s and the primary modification made as of June 30, 2011 (in thousands):

Recorded
Investment, net of
	Allowance			Interest	Term
	Accruing	Non-accruing	Total	Modification	Modification
Real estate loans:
Mortgages	$ -	$ -	$ -	$ -	$ -
Home Equity	-	-	-	-	-
Commercial	-	5,845	5,845	5,730	115
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Commercial and other loans	-	3	3	-	3
Other Agricultural Loans	-	-	-	-	-
State and political	-	-	-	-	-
subdivision loans	-	-	-	-	-
Subtotal	-	5,848	5,848	5,730	118
Allowance	-	128	128	128	-
Total	$ -	$ 5,720	$ 5,720	$ 5,602	$ 118

Nonaccrual Loans

Loans are considered for non-accrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans or if full payment of principal and interest is not expected.

The following table reflects the financing receivables on nonaccrual status as of June 30, 2011 and December 31, 2010, respectively. The balances are presented by class of financing receivable (in thousands):

	June 30, 2011	December 31, 2010
Real estate loans:
Mortgages	$ 455	$ 309
Home Equity	151	193
Commercial	8,532	7,735
Agricultural	-	2,241
Construction	-	-
Consumer	-	1
Commercial and other	651	404
Other Agricultural	-	970
State and political subdivision	-	-
	$ 9,789	$ 11,853

Allowance for Loan Losses

The following table rolls forward the balance of the allowance for loan and lease losses for the periods ended June 30, 2011 and 2010(in thousands):

	Six Months Ended
	June 30,
	2011	2010
Balance, at beginning of period	$ 5,915	$ 4,888
Provision charged to income	375	540
Recoveries on loans previously
charged against the allowance	36	124
	6,326	5,552
Loans charged against the allowance	(163)	(250)
Balance, at end of year	$ 6,163	$ 5,302

The Company allocates the allowance for loan and lease losses based on the factors described below, which conform to the Company’s loan classification policy. In reviewing risk within the Bank’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The allowance for loan and lease losses consists of amounts applicable to: (i) residential real estate loans; (ii) residential real estate home equity loans; (iii) commercial real estate loans; (iv) agricultural real estate loans; (v) real estate construction loans; (vi) commercial and other loans; (vii) consumer loans; (viii) other agricultural loans and (ix) state and political subdivision loans. Factors considered in this process include general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are evaluated to determine additional inherent risks in the loan portfolio, which are not necessarily reflected in the historical loss percentages. These factors are then added to the historical allocation percentage to get the adjusted factor to be applied to non classified loans. The following qualitative factors are analyzed:

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

We continually review the model utilized in calculating the required allowance. During the second quarter, management made a determination that special mention and substandard loans should have additional qualitative adjustments applied to them in comparison to pass graded loans. As a result of this and other factors discussed below, the following factors experienced changes during the first six months of 2011:

•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were decreased for all loans portfolio types due to the decreases in nonaccrual loans from December 31, 2010 to June 30, 2011.

•
The qualitative factor for changes in the trends of charge-offs and recoveries were decreased for consumer loans, commercial and agricultural loans due to reduced losses over the most recent three year period.

•	The qualitative factor for changes in portfolio volumes during 2011 were reduced for agricultural loans due to the decreased size of the portfolio in relation to the total portfolio.
•	Separate factors for special mention and substandard loans were developed for each qualitative factor reviewed.

The changes in these qualitative factors resulted in a negative provision for residential real estate, construction and other commercial loans, while increasing the provision associated with commercial and agricultural real estate loans.

The following table rolls forward the balance of the allowance for loan and lease losses by portfolio segment from December 31, 2010 to June 30, 2011 and segregates the ending balance into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2011 (in thousands):

	Balance at December 31, 2010	Charge- offs	Recoveries	Provision	Balance at June 30, 2011	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 969	$ (101)	$ -	$ (190)	$ 678	$ 3	$ 675
Commercial and agricultural	3,380	(29)	-	561	3,912	323	3,589
Construction	22	-	-	(9)	13	-	13
Consumer	108	(33)	29	5	109	-	109
Commercial and other loans	983	-	7	(278)	712	103	609
State and political				-
subdivision loans	137	-	-	(18)	119	-	119
Unallocated	316	-	-	304	620	-	620
Total	$ 5,915	$ (163)	$ 36	$ 375	$ 6,163	$ 429	$ 5,734

Note 6 – Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB) and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of June 30, 2011 and December 31, 2010, the Bank holds $3,186,300 and $3,498,000, respectively of FHLB stock. The stock is bought from and sold to the FHLB based upon its $100 par value.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the Federal Home Loan Bank as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB.

The FHLB has incurred a significant cumulative loss in regards to comprehensive income and net income in the three years ended December 31, 2010 and has suspended the payment of dividends; however, the results for 2010 were significantly improved from those of 2008 and 2009.  The cumulative losses are primarily attributable to impairment of investment securities associated with the distressed economic conditions during 2008 and 2009.  Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios have improved in the most recent quarters, liquidity appears adequate, and new shares of FHLB Stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members in the past three quarters.

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

The following sets forth the components of net periodic benefit costs of the Pension Plan for the three and six months ended June 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$ 71	$ 45	$ 185	$ 214
Interest cost	87	59	226	282
Expected return on plan assets	(130)	(77)	(336)	(369)
Net amortization and deferral	10	6	26	31

Net periodic benefit cost	$ 38	$ 33	$ 101	$ 158

The Company expects to contribute $505,000 to the Pension Plan in 2011.

 Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $124,000 and $116,000 for the six months ended June 30, 2011 and 2010, respectively.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  Amounts included in interest expense on the deferred amounts totaled $12,000 and $15,000 for the six months ended June 30, 2011 and 2010, respectively.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  100,000 shares of the Company’s common stock have been authorized under the Plan, which terminates April 18, 2016.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

For the six months ended June 30, 2011 and 2010, 3,968 and 5,090 shares of restricted stock were awarded and 5,502 and 4,948 shares were vested, respectively.  Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $73,000 and $61,000 for the six months ended June 30, 2011 and 2010, respectively.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law. At June 30, 2011 and December 31, 2010, an obligation of $778,000 and $747,000, respectively, was included in other liabilities for this plan in the consolidated balance sheet.  Expenses related to this plan totaled $31,000 and $147,000 for the six months ended June 30, 2011 and 2010, respectively.

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

The following tables present the assets and liabilities reported on the consolidated balance sheet at their fair value on a recurring basis as of June 30, 2011 and December 31, 2010 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2011
	Level 1	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Securities available for sale:
U.S. Agency securities	$ -	$ 145,426	$ -	$ 145,426
Obligations of state and
political subdivisions	-	91,812	-	91,812
Corporate obligations	-	8,658	-	8,658
Mortgage-backed securities in
government sponsored entities	-	41,380	-	41,380
Equity securities in financial
Institutions	1,334	-	-	1,334
Liabilities
Trust Preferred Interest Rate Swap	-	(408)	-	(408)

	December 31, 2010
	Level 1	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Securities available for sale:
U.S. Agency securities	$ -	$ 118,484	$ -	$ 118,484
Obligations of state and
political subdivisions	-	76,922	-	76,922
Corporate obligations	-	8,681	-	8,681
Mortgage-backed securities in
government sponsored entities	-	46,015	-	46,015
Equity securities in financial
institutions	1,201	-	-	1,201
Liabilities
Trust Preferred Interest Rate Swap	-	(409)	-	(409)

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

Assets measured at fair value on a nonrecurring basis as of June 30, 2011 and December 31, 2010 are included in the table below (in thousands):

	June 30, 2011
	Level 1	Level II	Level III	Total

Impaired Loans	$ -	$ -	$ 8,900	$ 8,900
Other real estate owned	-	-	768	768

	December 31, 2010
	Level 1	Level II	Level III	Total

Impaired Loans	$ -	$ 2,238	$ 9,096	$ 11,334
Other real estate owned	-	693	-	693

The fair values of the Company’s financial instruments are as follows (in thousands):

	June 30		December 31
	2011		2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and due from banks	$ 44,432	$ 44,432	$ 43,995	$ 43,995
Available-for-sale securities	288,610	288,610	251,303	251,303
Net loans	470,749	498,606	467,602	494,098
Bank owned life insurance	13,416	13,416	13,171	13,171
Regulatory stock	3,461	3,461	3,773	3,773
Accrued interest receivable	3,717	3,717	3,455	3,455

Financial liabilities:
Deposits	$ 713,127	$ 719,713	$ 680,711	$ 683,315
Borrowed funds	55,408	52,344	55,996	52,820
Trust preferred interest rate swap	408	408	409	409
Accrued interest payable	1,556	1,556	1,779	1,779

Fair value is determined, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions can significantly affect the estimates.

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

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310):  Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20, enabling public-entity creditors to provide those disclosures after the FASB clarifies the guidance for determining what constitutes a troubled debt restructuring.  The deferral in this Update will result in more consistent disclosures about troubled debt restructurings.  This amendment does not defer the effective date of the other disclosure requirements in Update 2010-20.  In the proposed Update for determining what constitutes a troubled debt restructuring, the FASB proposed that the clarifications would be effective for interim and annual periods ending after June 15, 2011. For the new disclosures about troubled debt restructurings in Update 2010-20, those clarifications would be applied retrospectively to the beginning of the fiscal year in which the proposal is adopted.  The adoption of this guidance in not expected to have a significant impact on the Company’s financial statements.

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

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements.  The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this Update apply to all entities, both public and nonpublic.  The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments in this Update are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011.  Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

Additional factors that may affect our results are discussed under “Part II – Item 1A – Risk Factors” in this report and in the Company’s 2010 Annual Report on Form 10-K under “Item 1.A/ Risk Factors.”  Except as required by applicable law and regulation, we assume no obligation to update or revise any forward-looking statements after the date on which they are made.

 Introduction

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the Company.  Our Company's consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the results you may expect for the full year.

Our Company currently engages in the general business of banking throughout our service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. We maintain our main office in Mansfield, Pennsylvania. Presently we operate 18 banking facilities.  In Pennsylvania, we have branch offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Wellsboro Weis Market store and the Mansfield Wal-Mart Super Center. We also have a loan production office in Lock Haven, Pennsylvania. In New York, we have a branch office in Wellsville, Allegany County.

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

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in the Company’s financial statements.  As of June 30, 2011 and December 31, 2010, the Trust Department had $99.9 and $95.1 million of assets under management, respectively.  The $4.8 million increase is primarily attributable to net additions of $5.1 million with the remaining change the result of fluctuations in the stock market.

 Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area.  Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance.  The assets associated with these products are not included in the consolidated financial statements since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $70.1 million at December 31, 2010 to $79.0 million at June 30, 2011. Fee income from the sale of these products is reflected in the Company’s financial statements as a component of non-interest income in the Consolidated Statement of Income.

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

 Results of Operations

Overview of the Income Statement

The Company had net income of $5,977,000 for the first six months of 2011 compared to earnings of $5,673,000 for last year’s comparable period, an increase of $304,000 or 5.4%. Earnings per share for the first six months of 2011 were $2.07, compared to $1.96 last year, representing a 5.6% increase.  Annualized return on assets and return on equity for the six months of 2011 were 1.44% and 17.22%, respectively, compared with 1.52% and 18.49% for last year’s comparable period.

Net income for the three months ended June 30, 2011 was $3,147,000 compared to earnings of $2,927,000 in the comparable 2010 period, an increase of $220,000. Earnings per share for the three months ended June 30, 2011 and 2010 were $1.09 and $1.01 per share, respectively.  Annualized return on assets and return on equity for the quarter ended June 30, 2011 was 1.50% and 17.85%, respectively, compared with 1.57% and 19.09% for the same 2010 period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the first six months of 2011 was $14,012,000, an increase of $456,000, or 3.4%, compared to the same period in 2010.  For the first six months of 2011, the provision for loan losses totaled $375,000, a decrease of $165,000 over the comparable period in 2010.  Consequently, net interest income after the provision for loan losses was $13,637,000 compared to $13,016,000 during the first six months of 2010.

For the three months ended June 30, 2011, net interest income was $7,076,000 compared to $6,809,000, an increase of $267,000, or 3.9% over the comparable period in 2010. The provision for loan losses this quarter was $150,000 compared to $235,000 for last year’s second quarter.  Consequently, net interest income after the provision for loan losses was $6,926,000 for the quarter ended compared to $6,574,000 in 2010.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the six months and three months ended June 30, 2011 and 2010 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates (1)
	Six Months Ended
	June 30, 2011			June 30, 2010
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	30,142	42	0.28	21,886	31	0.29
Total short-term investments	30,142	42	0.28	21,886	31	0.29
Investment securities:
Taxable	194,115	2,377	2.45	145,877	2,612	3.58
Tax-exempt (3)	86,387	2,663	6.17	64,460	2,073	6.43
Total investment securities	280,502	5,040	3.59	210,337	4,685	4.45
Loans:
Residential mortgage loans	187,859	6,427	6.90	201,497	7,110	7.12
Commercial & farm loans	222,084	7,069	6.42	204,283	6,933	6.84
Loans to state & political subdivisions	49,990	1,312	5.29	46,649	1,374	5.94
Other loans	10,845	458	8.52	11,537	501	8.76
Loans, net of discount (2)(3)(4)	470,778	15,266	6.54	463,966	15,918	6.92
Total interest-earning assets	781,422	20,348	5.25	696,189	20,634	5.98
Cash and due from banks	9,871			9,310
Bank premises and equipment	12,392			12,400
Other assets	28,246			28,806
Total non-interest earning assets	50,509			50,516
Total assets	831,931			746,705
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	185,502	488	0.53	144,714	582	0.81
Savings accounts	67,528	101	0.30	52,006	78	0.30
Money market accounts	53,661	140	0.53	43,023	122	0.57
Certificates of deposit	315,179	3,405	2.18	323,669	4,279	2.67
Total interest-bearing deposits	621,870	4,134	1.34	563,412	5,061	1.81
Other borrowed funds	56,648	888	3.16	53,143	880	3.34
Total interest-bearing liabilities	678,518	5,022	1.49	616,555	5,941	1.94
Demand deposits	76,892			61,198
Other liabilities	7,083			7,602
Total non-interest-bearing liabilities	83,975			68,800
Stockholders' equity	69,438			61,350
Total liabilities & stockholders' equity	831,931			746,705
Net interest income		15,326			14,693
Net interest spread (5)			3.76%			4.04%
Net interest income as a percentage
of average interest-earning assets			3.96%			4.26%
Ratio of interest-earning assets
to interest-bearing liabilities			1.15			1.13

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
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

	Analysis of Average Balances and Interest Rates (1)
	Three Months Ended
	June 30, 2011			June 30, 2010
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	27,068	20	0.30	24,598	17	0.27
Total short-term investments	27,068	20	0.30	24,598	17	0.27
Investment securities:
Taxable	203,176	1,191	2.34	148,636	1,271	3.42
Tax-exempt (3)	88,055	1,352	6.14	68,734	1,101	6.41
Total investment securities	291,231	2,543	3.49	217,370	2,372	4.36
Loans:
Residential mortgage loans	186,843	3,183	6.83	202,335	3,561	7.06
Commercial & farm loans	222,659	3,583	6.45	208,180	3,468	6.68
Loans to state & political subdivisions	51,296	674	5.27	46,551	682	5.88
Other loans	10,748	228	8.51	11,544	250	8.69
Loans, net of discount (2)(3)(4)	471,546	7,668	6.52	468,610	7,961	6.81
Total interest-earning assets	789,845	10,231	5.20	710,578	10,350	5.84
Cash and due from banks	9,898			9,555
Bank premises and equipment	12,317			12,535
Other assets	28,521			28,998
Total non-interest earning assets	50,736			51,088
Total assets	840,581			761,666
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	189,369	250	0.53	152,234	315	0.83
Savings accounts	69,970	53	0.30	53,599	40	0.30
Money market accounts	54,326	69	0.51	44,933	61	0.54
Certificates of deposit	314,062	1,674	2.14	324,777	2,103	2.60
Total interest-bearing deposits	627,727	2,046	1.31	575,543	2,519	1.76
Other borrowed funds	56,097	443	3.17	52,858	439	3.33
Total interest-bearing liabilities	683,824	2,489	1.46	628,401	2,958	1.89
Demand deposits	79,348			63,319
Other liabilities	6,864			7,526
Total non-interest-bearing liabilities	86,212			70,845
Stockholders' equity	70,545			62,420
Total liabilities & stockholders' equity	840,581			761,666
Net interest income		7,742			7,392
Net interest spread (5)			3.74%			3.95%
Net interest income as a percentage
of average interest-earning assets			3.93%			4.17%
Ratio of interest-earning assets
to interest-bearing liabilities			1.16			1.13

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ending June 30, 2011 and 2010 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2011	2010	2011	2010
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$ 2,102	$ 2,015	$ 4,176	$ 4,011
Tax equivalent adjustment	461	374	906	705
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$ 2,563	$ 2,389	$ 5,082	$ 4,716

Interest and fees on loans (non-tax adjusted)	$ 7,463	$ 7,752	$ 14,858	$ 15,486
Tax equivalent adjustment	205	209	408	432
Interest and fees on loans (tax equivalent basis)	$ 7,668	$ 7,961	$ 15,266	$ 15,918

Total interest income	$ 9,565	$ 9,767	$ 19,034	$ 19,497
Total interest expense	2,489	2,958	5,022	5,941
Net interest income	7,076	6,809	14,012	13,556
Total tax equivalent adjustment	666	583	1,314	1,137
Net interest income (tax equivalent basis)	$ 7,742	$ 7,392	$ 15,326	$ 14,693

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands).

Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis (1)

	Three months ended June 30, 2011 vs. 2010 (1)			Six months ended June 30, 2011 vs. 2010 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ -	$ 3	$ 3	$ 11	$ -	$ 11
Investment securities:
Taxable	387	(467)	(80)	724	(959)	(235)
Tax-exempt	298	(47)	251	672	(82)	590
Total investments	685	(514)	171	1,396	(1,041)	355
Loans:
Residential mortgage loans	(258)	(120)	(378)	(471)	(212)	(683)
Commercial & farm loans	236	(121)	115	473	(337)	136
Loans to state & political subdivisions	66	(74)	(8)	119	(181)	(62)
Other loans	(17)	(5)	(22)	(29)	(14)	(43)
Total loans, net of discount	27	(320)	(293)	92	(744)	(652)
Total Interest Income	712	(831)	(119)	1,499	(1,785)	(286)
Interest Expense:
Interest-bearing deposits:
NOW accounts	66	(131)	(65)	413	(507)	(94)
Savings accounts	13	-	13	23	-	23
Money Market accounts	12	(4)	8	27	(9)	18
Certificates of deposit	(72)	(357)	(429)	(109)	(765)	(874)
Total interest-bearing deposits	19	(492)	(473)	354	(1,281)	(927)
Other borrowed funds	26	(22)	4	42	(34)	8
Total interest expense	45	(514)	(469)	396	(1,315)	(919)
Net interest income	$ 667	$ (317)	$ 350	$ 1,103	$ (470)	$ 633

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $14.7 million for the 2010 six month period to $15.3 million in the 2011 six month period, an increase of $633,000 for the six months ended June 30, 2011.  The tax equivalent net interest margin decreased from 4.26% for the first six months of 2010 to 3.96% in 2011.

Total tax equivalent interest income for the six month period decreased $286,000 as compared to the 2010 six month period. This decrease was primarily a result of a decrease of $1,785,000 due to change in rate, as the yield on interest earning assets decreased from 5.98% to 5.25% or 71 basis points for the comparable periods. The decrease was offset by an increase of $1,499,000 due to volume as the average balance of interest earning assets increased by $85.2 million.

Tax equivalent investment income for the six months ended June 30, 2011 increased $355,000 over the same period last year.  The average balance of total investment securities at June 30, 2011 increased by $70.2 million from June 30, 2010 as a result of investing excess cash from increased deposits.

•
The average balance of taxable securities increased by $48.2 million while tax-exempt securities increased by $21.9 million, which had the effect of increasing interest income by $724,000 and $672,000, respectively, due to volume.

•
This increase was offset by a decrease in the yield on investment securities of 86 basis points from 4.45% to 3.59%, which corresponds to a decrease in interest income of $1,041,000. The majority of this decrease is attributable to the change in yield on taxable securities, which experienced a decrease of 113 basis points from 3.58% to 2.45%. The yield on investments declined due to the amount of purchases we made in the current low interest rate environment as a result of our increased deposits and investment cash flows. As a result of this environment our strategy has been to invest primarily in short-term agency bonds as well as a limited amount of longer-term municipal bonds (See also “Financial Condition – Investments”).

The purchase of tax-exempt securities, along with municipal loans, allows us to manage our effective tax rate as well as the overall yield on our interest earning assets.

Total loan interest income decreased $652,000 for the six months ended June 30, 2011 compared to the same period last year.

•
Interest income on residential mortgage loans decreased $683,000 of which $471,000 was due to volume and $212,000 was due to a decrease in rate.  The average balance decreased $13.6 million due to the fact that more customers are qualifying for conforming loans, which the Bank sells, and local economic conditions related to the exploration of the Marcellus Shale, which has limited the borrowing needs of some of the residents in our primary market. Additionally, management believes the demand for home equity loans has decreased due to the rate environment for conforming loans, which are sold on the secondary market as discussed above.

•
The average balance of commercial and farm loans increased $17.8 million from a year ago as we grow this segment of the loan portfolio utilizing disciplined underwriting standards, while meeting the needs of our customers. This had a positive impact of $473,000 on total interest income due to volume, which was offset by a reduction due to a decrease in rate of $337,000.

•
The average balance of loans to state and political subdivisions increased $3.3 million from a year ago. This had a positive impact of $119,000 on total interest income due to volume, which was offset by a reduction due to a decrease in rate of $181,000.

Total interest expense decreased $919,000 for the six months ended June 30, 2011 compared with last year.  This decrease is primarily due to a change in rate, accounting for a $1,315,000 decrease in our interest expense.  The average interest rate on interest-bearing liabilities decreased 45 basis points, from 1.94% to 1.49%. The historically low interest rates supported by the Federal Reserve and current economic conditions had the effect of decreasing our short-term borrowing costs as well as rates on deposit products. Offsetting this, the average balance of interest-bearing liabilities increased $62.0 million resulting in an increase in interest expense of $396,000 (see also “Financial Condition – Deposits”).

•
Interest expense on certificates of deposits decreased $874,000 over the same period last year. The average balance of certificates of deposit decreased $8.5 million causing a decrease in interest expense of $109,000. There was also a decrease in the average rate on certificates of deposit from 2.67% to 2.18% resulting in a decrease in interest expense of $765,000.

•
The average balance of NOW accounts increased $40.8 million accounting for an increase of $413,000 in interest expense. The change in the average rate from 81 basis points to 53 basis points, contributed to a decrease in interest expense of $507,000 resulting in a net decrease of $94,000.

Tax equivalent net interest income for the three months ended June 30, 2011 was $7,742,000 which compares to $7,392,000 for the same period last year.  This represents an increase of $350,000 or 4.7%. Total tax equivalent interest income was $10,231,000 compared with $10,350,000 for the comparable period last year, a decrease of $119,000:

•
Of this amount, $712,000 was due to an increase in volume as a result of a $79.3 million increase in interest earning assets. This was offset by a decrease of $831,000, which was a result of a decrease of 64 basis points on our yield on interest earning assets.

•
Total investment income increased by $171,000 compared to last year.  This was predominantly due to a $73.9 million increase in the average balance of investment securities offset by an 87 point decrease in rate on investments from 4.36% to 3.49%.

•
Total loan interest income decreased $293,000 compared to last year. This was predominantly due to a decrease in rate of 29 points from 6.81% to 6.52% offset by a change in volume as a result of a $2.9 million increase in average loans outstanding.

Total interest expense decreased $469,000 for the three months ended June 30, 2011 compared with last year. $45,000 is attributable to an increase in volume due to a $55.4 million increase in interest-bearing liabilities. Offsetting this increase is a decrease of $514,000 due to a decrease in the average rate on interest-bearing liabilities of 43 basis points from 1.89% to 1.46%.

Provision For Loan Losses

For the six month period ending June 30, 2011, we recorded a provision for loan losses of $375,000, which represents a decrease of $165,000 over the $540,000 provision recorded in the corresponding six months of last year. Although non-performing assets have increased from June 30, 2010, this increase occurred during 2010 and the related provisions were recorded during such time. Since December 31, 2010, our level of non-performing assets has improved. (see “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

For the three months ending June 30, 2011, we recorded a provision of $150,000 compared to $235,000 in 2010.

Non-interest Income

Non-interest income for the six months ended June 30, 2011 totaled $3,187,000, an increase of $273,000 when compared to the same period in 2010. During the first six months of 2011, investment security gains amounted to $234,000 compared to gains of $99,000 last year. We sold two municipal bonds at a gain of $1,000, eleven mortgage backed securities in government sponsored entities for gains totaling $171,000 and a portion of a financial institution equity holding for a gain of $48,000 due to favorable market conditions. We also sold two agency bonds for a gain of $15,000 that were likely to be called later in 2011. During 2010, we sold two agency bonds at a gain of $9,000, a mortgage backed security for a gain of $55,000 and a U.S treasury for a gain of $20,000. We also had two municipal bonds and an agency security called that resulted in total gains of $15,000.

For the first six months of 2011, account service charges totaled $1,843,000, an increase of $53,000 or 3.0%, when compared to the same period in 2010. There was an increase of $116,000 attributable to customers’ usage of their debit cards due to continuing efforts on the Bank’s part to encourage customers to pay for items utilizing this payment method. Management continues to monitor regulatory changes including the Durbin amendment to the Dodd-Frank Act, which regulates the level of interchange fee income the Bank is able to charge on debit card transactions, to determine the level of impact that these regulations will have on the fees that the Company realizes.  Based on a review of the amendment and discussion with the payment processors utilized by the Company to process debit card transactions, we do not expect this amendment to have an impact on our financial results in the near term.  This increase was offset by a decrease in fees charged to customers for non-sufficient funds of $74,000 as a result of changes to Regulation E effective in August 2010 that limits the ability of the Bank to charge overdraft fees for debit card purchases and ATM withdrawals that are in excess of the customers deposit balance.

Trust, brokerage and insurance income increased $17,000 as we continue to increase the principal amounts invested through us by our customers by adding additional employees to serve our customers’ needs.  The majority of the increase in other income is the result of rental income associated with other real estate owned.

For the three month period ended June 30, 2011 service charges increased by $65,000 compared to the same period in 2010. This increase was the result of a $10,000 decrease in fees charged to customers for non-sufficient funds offset by an increase of $59,000 attributable to customers’ usage of their debit cards and ATM income of $15,000.

The following table shows the breakdown of non-interest income for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Six months ended June 30,		Change
	2011	2010	Amount	%
Service charges	$ 1,843	$ 1,790	$ 53	3.0
Trust	303	281	22	7.8
Brokerage and insurance	218	223	(5)	(2.2)
Gains on loans sold	75	48	27	56.3
Investment securities gains, net	234	99	135	136.4
Earnings on bank owned life insurance	245	249	(4)	(1.6)
Other	269	224	45	20.1
Total	$ 3,187	$ 2,914	$ 273	9.4

	Three months ended June 30,		Change
	2011	2010	Amount	%
Service charges	$ 1,002	$ 937	$ 65	6.9
Trust	146	135	11	8.1
Brokerage and insurance	123	141	(18)	(12.8)
Gains on loans sold	34	35	(1)	(2.9)
Investment securities gains, net	114	35	79	225.7
Earnings on bank owned life insurance	124	125	(1)	(0.8)
Other	129	116	13	11.2
Total	$ 1,672	$ 1,524	$ 148	9.7

Non-interest Expense

Non-interest expenses increased $576,000, or 6.6% for the six months ended June 30, 2011 compared to the same period in 2010. Salaries and employee benefits increased $176,000 or 3.6%. Merit increases effective the beginning of 2011 and a slight increase in full time equivalent employees accounted for an increase of approximately $192,000. Other increases included an increase of $98,000 for expenses related to providing employee’s insurance and a $42,000 increase related to profit sharing expense. These increases were offset by decreases of $116,000 in the Company’s Supplemental Executive Retirement Plan (SERP) plan and a $56,000 decrease related to the Company’s defined benefit pension plan.

Occupancy and furniture and equipment expenses increased as a result of opening the new Wellsboro and Rome branches, as well as maintenance costs as a result of increased snowfall in 2011 versus 2010. FDIC insurance has increased due to the overall increase in deposit levels. ORE expenses have increased as a result of additional properties being owned by the Bank during the current period versus the same period last year and increased real estate taxes on behalf of certain loan customers. The largest increases in other expenses are losses on the sales of ORE properties of $43,000, an increase in the provision for off-balance sheet items, which include unfunded commitments, available lines of credit and letters of credit of $45,000 and increased Pennsylvania shares tax expense of $23,000.

For the three months ended, June 30, 2011, salaries and employee benefits increased by $102,000 due to the reasons described above, which include merit increases and increased headcount of $84,000, insurance of $54,000 and profit sharing expenses of $22,000, offset by a decrease in SERP expense of $72,000. For the reasons mentioned above, occupancy costs and FDIC insurance increased $32,000 and $33,000, respectively. The primary cause in the increase in other expenses is an increase in the provision for off-balance sheet items of $45,000 in comparison to the same period in 2010.

The following tables reflect the breakdown of non-interest expense and professional fees for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Six months ended June 30,		Change
	2011	2010	Amount	%
Salaries and employee benefits	$ 5,033	$ 4,857	$ 176	3.6
Occupancy	719	603	116	19.2
Furniture and equipment	223	217	6	2.8
Professional fees	329	333	(4)	(1.2)
Amortization of intangibles	8	8	-	-
FDIC Insurance	500	454	46	10.1
ORE expenses	216	171	45	26.3
Other	2,232	2,041	191	9.4
Total	$ 9,260	$ 8,684	$ 576	6.6

	Three months ended June 30,		Change
	2011	2010	Amount	%
Salaries and employee benefits	$ 2,518	$ 2,416	$ 102	4.2
Occupancy	329	297	32	10.8
Furniture and equipment	106	111	(5)	(4.5)
Professional fees	172	153	19	12.4
Amortization of intangibles	4	4	-	-
FDIC Insurance	250	217	33	15.2
ORE expenses	60	90	(30)	(33.3)
Other	1,145	1,068	77	7.2
Total	$ 4,584	$ 4,356	$ 228	5.2

Provision For Income Taxes

The provision for income taxes was $1,587,000 for the six month period ended June 30, 2011 compared to $1,573,000 for the same period in 2010.  The increase is primarily attributable to an increase in income before provision for income taxes of $318,000. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 21.0% and 21.7% for the first six months of 2011 and 2010, respectively, compared to the statutory rate of 34%.

For the three-months ended June 30, 2011 the provision for income taxes was $867,000 compared to $815,000 for the same period in 2010. The increase is primarily attributable to an increase in income before provision for income taxes of $272,000.

 We have invested in four limited partnership agreements that established low-income housing projects in our market areas. For 2011, we will be recognizing tax credits related to the Wellsboro and Sayre markets, as we have already recognized the tax credits from the Towanda project and the Liberty area project began construction during the second quarter.  In regards to the Liberty project, we expect to receive tax credits totaling $1.4 million from this project beginning in 2012. We anticipate recognizing $1.7 million of tax credits over the next eleven years, with an additional $48,000 to be recognized during 2011.

 Financial Condition

Total assets were $853.0 million at June 30, 2011, an increase of $40.5 million, or 5.0% from $812.5 million at December 31, 2010.  Investment securities increased 14.8% to $288.6 million and net loans increased .7% to $470.7 million at June 30, 2011.  Total deposits increased $32.4 million or 4.8% to $713.1 million since year-end 2010. Borrowed funds have decreased $588,000 to $55.4 million compared with $56.0 million at year-end.

Cash and Cash Equivalents

Cash and cash equivalents totaled $44.4 million at June 30, 2011 compared to $44.0 million at December 31, 2010, an increase of $400,000. The Company has maintained a higher level of cash and cash equivalents than it has historically had as a result of the Company’s deposit growth and cash flows from the investment portfolio, as discussed in more detail below. Management actively measures and evaluates its liquidity through our Asset – Liability committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

Our investment portfolio increased by $37.3 million or 14.8% from December 31, 2010 to June 30, 2011.  During 2011, we purchased approximately $52.5 million of U.S. agency obligations, $5.2 million of mortgage backed securities in government sponsored entities, $16.8 million of state and local obligations and $59,000 of certain financial institutions equity securities, which help offset the $5.6 million of principal repayments and $26.5 million of calls that occurred during the year. We also sold $7.8 million of U.S agency obligations, mortgage backed securities government sponsored entities, state and local obligations and certain financial institutions equity securities at a net gain of $234,000. The overall market value of our investment portfolio increased approximately $3.3 million due to market fluctuations since year end.  We have incurred significant unrealized gains in our U.S. agency obligations and state and local obligations since year end.  Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the six month period ending June 30, 2011 yielded 3.59% compared to 4.45% for the same period in 2010 on a tax equivalent basis.

As mentioned above and seen in the table below, due to the continued low interest rate environment, we have experienced significant prepayments of our mortgage backed securities of $5.6 million and calls on our agency bonds of $22.5 million as well.  Due to the amount of cash flow from the investment portfolio, an increase in deposits, and a lack of opportunities in other investment types, our strategy has been to reinvest funds mainly in short-term agency purchases (we purchased $52.5 million during the first six months of 2011) and, when presented with the opportunity, high quality municipal bonds with final maturities of less than 20 years of which we purchased $16.8 million in the first six months of 2011.  We believe this strategy will enable us to reinvest cash flows in the next one to four years with improved investment opportunities.

Fair Market Value of Investment Portfolio
	June 30, 2011		December 31, 2010
	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$ 145,426	50.4	$ 118,484	47.1
Obligations of state & political
subdivisions	91,812	31.8	76,922	30.6
Corporate obligations	8,658	3.0	8,681	3.5
Mortgage-backed securities in
government sponsored entities	41,380	14.3	46,015	18.3
Equity securities in financial
institutions	1,334	0.5	1,201	0.5
Total	$ 288,610	100.0	$ 251,303	100.0

	June 30, 2011/
	December 31, 2010
	Change
	Amount	%
Available-for-sale:
U. S. Agency securities	$ 26,942	22.7
Obligations of state & political
subdivisions	14,890	19.4
Corporate obligations	(23)	(0.3)
Mortgage-backed securities in
government sponsored entities	(4,635)	(10.1)
Equity securities in financial
institutions	133	11.1
Total	$ 37,307	14.8

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

Total loans increased approximately $3.4 million or .7% during the first half of 2011. Residential real estate, agricultural real estate, and construction loans have decreased $4.2 million, $1.1 million and $2.7 million, respectively.  Commercial real estate, commercial and other loans and loans to state and political subdivisions increased $4.7 million, $2.4 million, and $4.3 million, respectively.

 During the first half of 2011, we continued to experience lower demand for residential real estate and consumer loans. Factors impacting this decline include demand for conforming rate loans and recessionary pressures outside of the local Marcellus Shale gas region. Loan demand for conforming mortgages, which the Company sells on the secondary market, has experienced an increase as customers who qualify continue to take advantage of this low interest rate environment in the secondary market. Through June 30, 2011, we have sold $5.3 million of loans in the secondary market compared to $3.2 million through this time last year.  The Company recognizes fee income for servicing these sold loans, which is included in non-interest income on the Consolidated Statement of Income.  Despite the current lower level of loan demand, management continues to explore new competitively priced products, which include partnering with a third party to provide access to government supported loan programs sponsored by the Federal Housing Administration and the U.S. Department of Veteran Affairs, that are attractive to our customers, and to build technologies which make it easier and more efficient for customers to choose the Company for their mortgage needs.

The continued weak economic environment has resulted in significantly lower loan demand, which has been offset by the lending opportunities related to the Marcellus Shale natural gas exploration efforts.  We continuously review and pursue these opportunities, subject to our commitment to maintaining disciplined underwriting standards. The growth in commercial real estate lending was primarily the result of a transfer from the construction loan portfolio as a project was completed in the first quarter that was under construction at year end. The increase in other commercial loans reflects the Company’s focus on commercial lending as a means to increase loan growth and obtain deposits from farmers and small businesses throughout our market area. The increase in state and political subdivision loans is the result of two loan relationships in Bradford County. We work closely with local municipalities to meet their needs that otherwise would be provided by the municipal bond market.  Commercial real estate and other commercial loan demand is subject to significant competitive pressures, the local economy which is currently being impacted significantly by the Marcellus Shale gas exploration area, the yield curve and the strength of the overall regional and national economy.

	June 30,		December 31,
	2011		2010
(in thousands)	Amount	%	Amount	%
Real estate:
Residential	$ 180,817	37.9	$ 185,012	39.1
Commercial	157,165	33.0	152,499	32.2
Agricultural	17,953	3.8	19,078	4.0
Construction	7,095	1.5	9,766	2.1
Consumer	11,304	2.4	11,285	2.4
Commercial and other loans	49,551	10.4	47,156	10.0
State & political subdivision loans	53,027	11.0	48,721	10.2
Total loans	476,912	100.0	473,517	100.0
Less allowance for loan losses	6,163		5,915
Net loans	$ 470,749		$ 467,602

	June 30, 2011/
	December 31, 2010
	Change
(in thousands)	Amount	%
Real estate:
Residential	$ (4,195)	(2.3)
Commercial	4,666	3.1
Agricultural	(1,125)	(5.9)
Construction	(2,671)	(27.3)
Consumer	19	0.2
Commercial and other loans	2,395	5.1
State & political subdivision loans	4,306	8.8
Total loans	$ 3,395	0.7

Allowance For Loan Losses

The allowance for loan losses is maintained at a level, which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the six months ended June 30, 2011 and for the years ended December 31, 2010, 2009, 2008, and 2007 (dollars in thousands):

	June 30,	December 31,
	2011	2010	2009	2008	2007
Balance
at beginning of period	$ 5,915	$ 4,888	$ 4,378	$ 4,197	$ 3,876
Charge-offs:
Real estate:
Residential	101	147	76	31	64
Commercial	29	53	236	36	6
Agricultural	-	-	1	20	-
Consumer	33	35	80	44	103
Commercial and other loans	-	173	153	115	13
Total loans charged-off	163	408	546	246	186
Recoveries:
Real estate:
Residential	-	4	1	6	2
Commercial	-	11	1	-	79
Agricultural	-	-	-	20	-
Consumer	29	45	52	19	52
Commercial and other loans	7	120	77	52	9
Total loans recovered	36	180	131	97	142

Net loans charged-off	127	228	415	149	44
Provision charged to expense	375	1,255	925	330	365
Balance at end of year	$ 6,163	$ 5,915	$ 4,888	$ 4,378	$ 4,197

Loans outstanding at end of period	$ 476,912	$ 473,517	$ 456,384	$ 432,814	$ 423,379
Average loans outstanding, net	$ 470,778	$ 468,620	$ 442,921	$ 423,382	$ 411,927
Non-performing assets:
Non-accruing loans	$ 9,789	$ 11,853	$ 5,871	$ 2,202	$ 1,915
Accrual loans - 90 days or more past due	167	692	884	383	275
Total non-performing loans	$ 9,956	$ 12,545	$ 6,755	$ 2,585	$ 2,190
Foreclosed assets held for sale	768	693	302	591	203
Total non-performing assets	$ 10,724	$ 13,238	$ 7,057	$ 3,176	$ 2,393
Annualized net charge-offs to average loans	0.05%	0.05%	0.09%	0.04%	0.01%
Allowance to total loans	1.29%	1.25%	1.07%	1.01%	0.99%
Allowance to total non-performing loans	61.90%	47.15%	72.36%	169.36%	191.64%
Non-performing loans as a percent of loans
net of unearned income	2.09%	2.65%	1.48%	0.60%	0.52%
Non-performing assets as a percent of loans
net of unearned income	2.25%	2.80%	1.55%	0.73%	0.57%

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2010 to June 30, 2011 in non-performing loans(dollars in thousands). Non-performing loans include those loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	June 30, 2011				December 31, 2010
		Non-Performing Loans				Non-Performing Loans

	30 - 90 Days Past Due	90 Days Past Due Accruing	Non-accrual	Total Non-Performing	30 - 90 Days Past Due	90 Days Past Due Accruing	Non-accrual	Total Non-Performing
Real estate:
Residential	$ 577	$ 133	$ 606	$ 739	$ 1,436	$ 220	$ 502	$ 722
Commercial	207	31	8,532	8,563	1,834	426	7,735	8,161
Agricultural	534	-	-	-	-	-	2,241	2,241
Construction	-	-	-	-	-	-	-	-
Consumer	36	3	-	3	87	6	1	7
Commercial and other loans	45	-	651	651	116	40	1,374	1,414
Total nonperforming loans	$ 1,399	$ 167	$ 9,789	$ 9,956	$ 3,473	$ 692	$ 11,853	$ 12,545

	Change in Non-Performing Loans
	June 30, 2011 /December 31, 2010
	Amount	%
Real estate:
Residential	$ 17	2.4
Commercial	402	4.9
Agricultural	(2,241)	(100.0)
Construction	-	-
Consumer	(4)	(57.1)
Commercial and other loans	(763)	(54.0)
Total nonperforming loans	$ (2,589)	(20.6)

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

Management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate as of June 30, 2011.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, continued high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The balance in the allowance for loan losses was $6,163,000 or 1.29% of total loans as of June 30, 2011 as compared to $5,915,000 or 1.25% of loans as of December 31, 2010.  The $248,000 increase is a result of a $375,000 provision for the first six months less net charge-offs of $127,000.  Gross charge-offs for the first six months of 2011 were $163,000. Gross charge-offs for the first six months of 2010 were $141,000 and for all of 2010 were $408,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of the three months ended June 30, 2011 and for the years ended December 31, 2010, 2009, 2008 and 2007:

	June 30		December 31
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$ 678	37.9	$ 969	39.1	$ 801	42.7	$ 694	46.0	$ 599	47.7
Commercial, agricultural	3,912	36.8	3,380	36.2	2,864	33.6	2,303	28.8	2,128	27.7
Construction	13	1.5	22	2.1	20	1.2	5	2.6	-	2.7
Consumer	109	2.4	108	2.4	131	2.6	449	2.7	424	3.1
Commercial and other loans	712	10.4	983	10.0	918	9.7	807	8.8	736	8.2
State & political subdivision loans	119	11.0	137	10.1	93	10.1	19	11.1	22	10.6
Unallocated	620	N/A	316	N/A	60	N/A	101	N/A	288	N/A
Total allowance for loan losses	$ 6,163	100.0	$ 5,915	100.0	$ 4,888	100.0	$ 4,378	100.0	$ 4,197	100.0

For the six month period ending June 30, 2011, we recorded a provision for loan losses of $375,000, which compares to $540,000 for the same time period in 2010.  The decrease is attributable to current economic conditions and a decrease in non-performing loans in comparison to year end. Non-performing loans decreased $2.6 million or 20.6%, from December 31, 2010 to June 30, 2011 as a result of an agricultural customer returning to accrual status. Approximately 88.7% of the Bank’s non-performing loans are associated with the following four customer relationships:

•
A commercial customer with a total loan relationship of $5.7 million originally secured by 140 residential properties and one commercial building is considered non-accrual as of June 30, 2011. In the first quarter of 2011, the Company and Borrower entered into a forbearance agreement to restructure the debt. Under this agreement, the Bank received cash of $160,000 and additional collateral with an assessed value of approximately $1.2 million. In exchange, the Bank has agreed to accept payments based on new interest rates through February 2020 at which time the loans will be paid in full or will pay an increased rate for an 11 additional years.  As a result of the troubled debt restructuring, the Bank has a specific reserve of $128,000 as of June 30, 2011, which was based on the present value of the expected cash flows agreed to as part of the forbearance agreement. The loan has remained current during the entire time the agreement was negotiated and through July 2011.

•
A commercial customer with a relationship of approximately $1.7 million was placed on non-accrual status in the first quarter of 2011. During the second quarter, the Bank had to advance $250,000 on a standby letter of credit for the customer. $1.5 million of the relationship is subject to USDA guarantees. The current economic conditions related to the timber industry have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and guarantees and determined that a specific reserve allocation of $8,000 was required as of June 30, 2011 based on the appraised value of collateral.

•
A commercial customer with a relationship of approximately $1.0 million is considered non-accrual as of June 30, 2011. The current recessionary economic conditions have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and determined that a specific reserve allocation of $187,000 was required as of June 30, 2011 based on the appraised value of collateral. The customer has indicated a willingness to provide additional collateral, which management is currently evaluating, and terming the loan out over a five year period utilizing a twenty year amortization.

•
A commercial customer with a total relationship of $359,000 composed of commercial real estate and other commercial loans was placed on non-accrual in 2010 due to inadequate cash flows as a result of the downturn in the economy, which has had a significant impact on his modular home business. Management reviewed the collateral and determined that a specific reserve allocation of $103,000 was required as of June 30, 2011 based on the appraised value of collateral.

 The decrease in loans 30-89 days past due is primarily the result of approximately $1.5 million of loans being considered nonaccrual as of June 30, 2011 that were less than 90 days past due as of December 31, 2010.

Management of the Bank believes that the allowance for loan losses is adequate, which is based on the following factors:

•
While non-performing loans are still higher than the Company’s historical levels, 57.6% of this balance is associated with one customer, whose debt was recently restructured and whose balances at July 31, 2011 were current. Additionally, in the first half of 2011, we have experienced a decrease in our non-performing assets of $2.5 million or 18.5% since December 31, 2010.

•	Net and gross charge-offs continue to be low in relation to the size of the Bank’s loan portfolio and compared to our peer group.

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

Bank Owned Life Insurance

The Company purchased bank owned life insurance to offset future employee benefit costs.  As of June 30, 2011 the cash surrender value of this life insurance is $13,416,000, which has resulted in income recognized in the first six months ended June 30, 2011 of $245,000 compared to $249,000 for the same period in 2010. The use of life insurance policies provides the Bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the individuals) provides partial recovery of cash outflows associated with the benefits.

Premises and Equipment

Premises and equipment decreased approximately $547,000 from $12.5 million at December 31, 2010 to $12.0 million at June 30, 2011. This occurred primarily as a result of depreciation for 2011 of $330,000, a transfer of a branch building to other assets in the amount of $282,000, which was subsequently sold in July 2011, offset by purchases totaling approximately $65,000.

Deposits

Deposits increased $32.4 million or 4.8%, since December 31, 2010. The increase in deposits is due to several reasons. Our market continues to be impacted by the Marcellus Shale gas exploration activities and we have developed products specifically targeting those that have benefited from this activity.  Furthermore, our customers appear to be reluctant to invest in other financial markets again due to the turbulence, volatility and weak market conditions that have recently been experienced. Additionally, we believe that our historical financial performance, reputation as a strong, local community bank, acquisitions of local competitors from institutions outside of our general market area, our focus on developing relationships with the local municipalities and the fact that the Company did not participate in the Troubled Asset Relief Program Capital Purchase Program has positioned the Company as a leading financial institution within our service area with the ability to meet our customers’ needs and expectations.

As of June 30, 2011, non-interest-bearing deposits, NOW accounts, savings accounts and money market deposit accounts, have all increased by $5.0 million, $15.2 million, $9.5 million, and $5.5 million, respectively, from December 31, 2010. Certificates of deposit have decreased $2.8 million since December 31, 2010, as a result of customers investing in other options in this low rate environment. As mentioned, oil and gas exploration has had a impact on this segment as well.  The Bank currently does not have any outstanding brokered certificates of deposit.

	June 30,		December 31,
	2011		2010
(in thousands)	Amount	%	Amount	%
Non-interest-bearing deposits	$ 80,545	11.3	$75,589	11.1
NOW accounts	191,803	26.9	176,625	25.9
Savings deposits	71,216	10.0	61,682	9.1
Money market deposit accounts	55,717	7.8	50,201	7.4
Certificates of deposit	313,846	44.0	316,614	46.5
Total	$ 713,127	100.0	$ 680,711	100.0

	June 30, 2011/
	December 31, 2010
	Change
(in thousands)	Amount	%
Non-interest-bearing deposits	$ 4,956	6.6
NOW accounts	15,178	8.6
Savings deposits	9,534	15.5
Money market deposit accounts	5,516	11.0
Certificates of deposit	(2,768)	(0.9)
Total	$ 32,416	4.8

Borrowed Funds

Borrowed funds decreased $588,000 during the first six months of 2011. The majority of this decrease is the result of a $1.0 million dollar note maturing in the second quarter. The Bank’s current strategy for borrowings is to consider replacing any maturities with five to ten year borrowings due to the current interest rate environment. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available primarily through the Federal Home Loan Bank of Pittsburgh.

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

In December, 2008, the Company entered into an interest rate swap agreement to convert the above mentioned floating-rate debt to fixed rate debt on a notional amount of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreement was entered into on December 17, 2008 and expires December 17, 2013.  The fair value of the interest rate swap at June 30, 2011 was a liability of $408,000 and is included within other liabilities on the Consolidated Balance Sheet.

 Stockholder’s Equity

We evaluate stockholders’ equity in relation to total assets and the risks associated with those assets.  The greater the capital resource, the more likely a corporation will meet its cash obligations and absorb unforeseen losses.  For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total stockholders’ equity was $75.3 million at June 30, 2011 compared to $68.7 million at December 31, 2010, an increase of $6.6 million or 9.6%.  Excluding accumulated other comprehensive income, stockholder’s equity increased $4.4 million, or 6.9%.  In the first six months of 2011, the Company had net income of $6.0 million and paid dividends of $1.5 million, of which $100,000 was released from treasury stock for shareholder dividend reinvestment plans, representing a dividend payout ratio of 25.4%.  The Company purchased 5,885 shares of treasury stock at a weighted average cost of $36.08 per share and 3,968 shares awarded as part of the restricted stock plan at a weighted average cost of $37.35.

All of the Company’s investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments.  Accumulated other comprehensive income increased $2.2 million from December 31, 2010 as a result of market value fluctuations.

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

	June 30,		December 31,
	2011		2010
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$ 77,239	15.70%	$ 72,371	14.97%
For capital adequacy purposes	39,360	8.00%	38,678	8.00%
To be well capitalized	49,200	10.00%	48,348	10.00%

Tier I capital (to risk-weighted assets)
Company	$ 70,919	14.41%	$ 66,327	13.72%
For capital adequacy purposes	19,680	4.00%	19,339	4.00%
To be well capitalized	29,520	6.00%	29,008	6.00%

Tier I capital (to average assets)
Company	$ 70,919	8.53%	$ 66,327	8.32%
For capital adequacy purposes	33,253	4.00%	31,890	4.00%
To be well capitalized	41,567	5.00%	39,862	5.00%

The Bank’s computed risk-based capital ratios are as follows (dollars in thousands):

	June 30,		December 31,
(dollars in thousands)	2011		2010
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$ 71,741	14.62%	$ 66,814	13.87%
For capital adequacy purposes	39,251	8.00%	38,551	8.00%
To be well capitalized	49,064	10.00%	48,189	10.00%

Tier I capital (to risk-weighted assets)
Bank	$ 65,535	13.36%	$ 60,899	12.64%
For capital adequacy purposes	19,626	4.00%	19,276	4.00%
To be well capitalized	29,438	6.00%	28,913	6.00%

Tier I capital (to average assets)
Bank	$ 65,535	7.90%	$ 60,899	7.65%
For capital adequacy purposes	33,194	4.00%	31,836	4.00%
To be well capitalized	41,492	5.00%	39,794	5.00%

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2011 (in thousands):

Commitments to extend credit	$93,787
Standby letters of credit	4,041
$89,746

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for personal. Effective in the third quarter of 2010, overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at June 30, 2011 was $10,635,000.  The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other significant uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures, including those for potential future branches during the first six months of 2011 were $610,000, compared to $788,000 during the same time period in 2010.  The acquisition of land in Lock Haven accounted for most of the expenditure in 2011, while the construction of the new branch in Wellsboro, Pennsylvania accounted for the expenditures in 2010.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short-term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $238.9 million, of which $38.0 million was outstanding at June 30, 2011. Additionally, we have a Federal funds line totaling $10.0 million from a third party bank at market rates.  This line is not drawn upon. We also have borrower in custody line with the Federal Reserve Bank of approximately $14.5 million, which also is not drawn upon as of June 30, 2011.

Citizens Financial is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial’s primary source of income is dividends received from the Bank.  The Bank may not, under the National Bank Act, declare a dividend without approval of the OCC, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The Federal Reserve Board, the OCC and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At June 30, 2011, Citizens Financial had liquid assets of $4.2 million.

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

We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure.  Various analysis performed in the second quarter ranging from a decrease in interest rates of 100 to an increase in interest rates of 500 would have a minor impact on our Company's anticipated net interest income over the next twelve to twenty-four months.

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

(b) Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. At June 30, 2011 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

4/1/11 to 4/30/11	-	$0.00	-	30,977
5/1/11 to 5/31/11	-	$0.00	-	30,977
6/1/11 to 6/30/11	-	$0.00	-	30,977
Total	-	$0.00	-	30,977

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
101 *
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Income (unaudited), (iii) the Consolidated Statements of Comprehensive Income (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (v) related notes (unaudited).

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

*  Furnished, not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Citizens Financial Services, Inc. (Registrant)

August 15, 2011	By:	/s/ Randall E. Black
Randall E. Black
Chief Executive Officer and President (Principal Executive Officer)

August 15, 2011	By:	/s/ Mickey L. Jones
Mickey L. Jones
Chief Financial Officer (Principal Accounting Officer)