Form 10-Q
period 2011-11-14
CITIZENS FINANCIAL SERVICES INC
filed 2011-11-14
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
Or

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

The number of outstanding shares of the Registrant’s Common Stock, as of November 1, 2011, was 2,908,657.

Citizens Financial Services, Inc.
Form 10-Q

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30	December 31
(in thousands except share data)	2011	2010
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 10,761	$ 9,541
Interest-bearing	24,050	34,454
Total cash and cash equivalents	34,811	43,995

Available-for-sale securities	303,239	251,303

Loans (net of allowance for loan losses:
2011, $6,323 and 2010, $5,915)	472,289	467,602

Premises and equipment	11,819	12,503
Accrued interest receivable	3,980	3,455
Goodwill	10,256	10,256
Bank owned life insurance	13,542	13,171
Other assets	9,252	10,241

TOTAL ASSETS	$ 859,188	$ 812,526

LIABILITIES:
Deposits:
Noninterest-bearing	$ 80,557	$ 75,589
Interest-bearing	638,988	605,122
Total deposits	719,545	680,711
Borrowed funds	52,845	55,996
Accrued interest payable	1,539	1,779
Other liabilities	6,397	5,350
TOTAL LIABILITIES	780,326	743,836
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares September 30, 2011 and December 31, 2010;
none issued in 2011 or 2010	-	-
Common stock
$1.00 par value; authorized 15,000,000 shares; issued 3,132,866 at September 30, 2011 and
3,104,434 shares at December 31, 2010	3,133	3,104
Additional paid-in capital	15,320	14,235
Retained earnings	60,936	54,932
Accumulated other comprehensive income	4,533	1,054
Treasury stock, at cost: 224,209 shares at September 30, 2011
and 212,067 shares at December 31, 2010	(5,060)	(4,635)
TOTAL STOCKHOLDERS' EQUITY	78,862	68,690
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 859,188	$ 812,526

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Nine months Ended
	September 30		September 30
(in thousands, except share and per share data)	2011	2010	2011	2010
INTEREST INCOME:
Interest and fees on loans	$ 7,555	$ 7,782	$ 22,413	$ 23,268
Interest-bearing deposits with banks	22	24	64	55
Investment securities:
Taxable	1,095	1,178	3,443	3,777
Nontaxable	931	772	2,688	2,140
Dividends	10	14	39	27
TOTAL INTEREST INCOME	9,613	9,770	28,647	29,267
INTEREST EXPENSE:
Deposits	1,969	2,313	6,103	7,374
Borrowed funds	437	444	1,325	1,324
TOTAL INTEREST EXPENSE	2,406	2,757	7,428	8,698
NET INTEREST INCOME	7,207	7,013	21,219	20,569
Provision for loan losses	150	300	525	840
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,057	6,713	20,694	19,729
NON-INTEREST INCOME:
Service charges	1,059	919	2,902	2,709
Trust	163	130	466	411
Brokerage and insurance	79	91	297	314
Investment securities gains, net	117	-	351	99
Realized gains on loans sold	36	44	111	92
Earnings on bank owned life insurance	126	127	371	376
Other	149	134	418	358
TOTAL NON-INTEREST INCOME	1,729	1,445	4,916	4,359
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,527	2,436	7,560	7,293
Occupancy	295	295	1,014	898
Furniture and equipment	115	114	338	331
Professional fees	197	176	526	509
FDIC insurance	47	245	547	699
Other	1,218	1,220	3,674	3,440
TOTAL NON-INTEREST EXPENSES	4,399	4,486	13,659	13,170
Income before provision for income taxes	4,387	3,672	11,951	10,918
Provision for income taxes	1,009	775	2,596	2,348
NET INCOME	$ 3,378	$ 2,897	$ 9,355	$ 8,570

Earnings Per Share	$ 1.16	$ 0.99	$ 3.21	$ 2.93
Cash Dividends Per Share	$ 0.265	$ 0.255	$ 0.790	$ 0.760

Weighted average number of shares outstanding	2,917,158	2,920,307	2,916,739	2,924,746

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Nine months Ended
	September 30,				September 30,
(in thousands)		2011		2010		2011		2010
Net income		$ 3,378		$ 2,897		$ 9,355		$ 8,570
Other comprehensive income:
Change in unrealized gains on available for sale securities	2,077		1,429		5,628		3,398
Change in unrealized loss on interest rate swap	(7)		(108)		(6)		(355)
Less: Reclassification adjustment for gain included in net income	(117)		-		(351)		(99)
Other comprehensive income, before tax		1,953		1,321		5,271		2,944
Income tax expense related to other comprehensive income		664		449		1,792		1,001
Other comprehensive income, net of tax		1,289		872		3,479		1,943
Comprehensive income		$ 4,667		$ 3,769		$ 12,834		$ 10,513

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Nine months Ended
	September 30,
(in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 9,355	$ 8,570
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	525	840
Depreciation and amortization	394	362
Amortization and accretion of investment securities	1,455	561
Deferred income taxes	260	49
Investment securities gains, net	(351)	(99)
Earnings on bank owned life insurance	(371)	(376)
Loss (gain) on sale of foreclosed assets held for sale	43	(48)
Originations of loans held for sale	(7,470)	(6,607)
Proceeds from sales of loans held for sale	7,581	6,699
Realized gains on loans sold	(111)	(92)
Increase in accrued interest receivable	(525)	(495)
Decrease in accrued interest payable	(240)	(223)
Other, net	338	(748)
Net cash provided by operating activities	10,883	8,393
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	9,790	8,871
Proceeds from maturity and principal repayments of securities	61,896	35,728
Purchase of securities	(119,451)	(73,674)
Proceeds from redemption of regulatory stock	312	-
Net increase in loans	(5,746)	(19,585)
Purchase of premises and equipment	(101)	(1,227)
Purchase of land for potential future expansion	(542)	-
Proceeds from sale of premises and equipment	590	-
Proceeds from sale of foreclosed assets held for sale	372	665
Net cash used in investing activities	(52,880)	(49,222)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	38,834	49,682
Proceeds from long-term borrowings	3,013	3,163
Repayments of long-term borrowings	(7,000)	(3,324)
Net increase in short-term borrowed funds	835	2,500
Purchase of treasury and restricted stock	(796)	(381)
Dividends paid	(2,073)	(2,194)
Net cash provided by financing activities	32,813	49,446
Net (decrease) increase in cash and cash equivalents	(9,184)	8,617
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,995	31,449
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 34,811	$ 40,066

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 7,669	$ 8,921
Income taxes paid	$ 2,015	$ 2,455
Loans transferred to foreclosed property	$ 670	$ 1,205
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

In the opinion of management of the Company, the accompanying interim financial statements for the periods ended September 30, 2011 and 2010 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the nine month period ended September 30, 2011 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share.  Earnings per share calculations give retroactive effect to stock dividends declared by the Company.  The Company has no dilutive securities.

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income applicable to common stock	$3,378,000	$2,897,000	$9,355,000	$8,570,000
Weighted average common shares outstanding	2,917,158	2,920,307	2,916,739	2,924,746

Earnings per share	$1.16	$0.99	$3.21	$2.93

 Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of tax-exempt income earned from state and municipal securities and loans and investments in tax credits.

Note 4 – Investments

The amortized cost and fair value of investment securities at September 30, 2011 and December 31, 2010 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2011	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 156,583	$ 2,176	$ (55)	$ 158,704
Obligations of state and
political subdivisions	93,114	3,510	(20)	96,604
Corporate obligations	8,301	228	-	8,529
Mortgage-backed securities in
government sponsored entities	35,758	2,482	-	38,240
Equity securities in financial
institutions	969	243	(50)	1,162
Total available-for-sale securities	$ 294,725	$ 8,639	$ (125)	$ 303,239

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 117,390	$ 1,535	$ (441)	$ 118,484
Obligations of state and
political subdivisions	78,164	603	(1,845)	76,922
Corporate obligations	8,415	268	(2)	8,681
Mortgage-backed securities in
government sponsored entities	43,183	2,832	-	46,015
Equity securities in financial
institutions	914	303	(16)	1,201
Total available-for-sale securities	$ 248,066	$ 5,541	$ (2,304)	$ 251,303

The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010 (in thousands). As of September 30, 2011 and December 31, 2010, the Company owned 19 and 85 securities whose fair value was less than their cost basis, respectively.

September 30, 2011	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ 35,524	$ (55)	$ -	$ -	$ 35,524	$ (55)
Obligations of state and
political subdivisions	1,052	(14)	769	(6)	1,821	(20)
Equity securities in financial
institutions	78	(50)	-	-	78	(50)

Total securities	$ 36,654	$ (119)	$ 769	$ (6)	$ 37,423	$ (125)

December 31, 2010	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ 38,502	$ (441)	$ -	$ -	$ 38,502	$ (441)
Obligations of states and
political subdivisions	45,335	(1,784)	526	(61)	45,861	(1,845)
Corporate obligations	1,157	(2)	-	-	1,157	(2)
Equity securities in financial
institutions	139	(16)	-	-	139	(16)

Total securities	$ 85,133	$ (2,243)	$ 526	$ (61)	$ 85,659	$ (2,304)

As of September 30, 2011, the Company’s investment securities portfolio contained unrealized losses on obligations of U.S Agency securities, states and political subdivisions, and certain financial institutions equity securities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale for the nine months ended September 30, 2011 and 2010 were $9,790,000 and $8,871,000, respectively.  For the three months ended September 30, 2011, there were sales of $1,969,000 of available-for-sale securities. There were no sales during the three month period ended September 30, 2010. The gross gains and losses were as follows (in thousands):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Gross gains	$ 161	$ -	$ 424	$ 99
Gross losses	(44)	-	(73)	-
Net gains	$ 117	$ -	$ 351	$ 99

Investment securities with an approximate carrying value of $175,946,000 and $162,742,000 at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public funds and certain other deposits.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at September 30, 2011, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$ 9,243	$ 9,325
Due after one year through five years	100,897	102,579
Due after five years through ten years	33,644	34,650
Due after ten years	149,972	155,523
Total	$ 293,756	$ 302,077

Note 5 – Loans

The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout North Central Pennsylvania and Southern New York.  Although the Company had a diversified loan portfolio at September 30, 2011 and December 31, 2010, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio as of September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 180,344	$ 142	$ 180,202
Commercial and agricultural	180,808	8,333	172,475
Construction	7,652	-	7,652
Consumer	11,080	-	11,080
Commercial and other loans	44,584	505	44,079
State and political subdivision loans	54,144	-	54,144
Total loans	$ 478,612	$ 8,980	$ 469,632
Less allowance for loan losses	6,323
Net loans	$ 472,289
December 31, 2010	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 185,012	$ 172	$ 184,840
Commercial and agricultural	171,577	9,976	161,601
Construction	9,766	-	9,766
Consumer	11,285	-	11,285
Commercial and other loans	47,156	1,374	45,782
State and political subdivision loans	48,721	-	48,721
Total	$ 473,517	$ 11,522	$ 461,995
Less allowance for loan losses	5,915
Net loans	$ 467,602

The segments of the Bank’s loan portfolio are disaggregated into classes to a level that allows management to monitor risk and performance. Residential real estate mortgages consists primarily of 15 to 30 year first mortgages on residential real estate, while residential real estate home equities are consumer purpose installment loans or lines of credit secured by a mortgage which is often a second lien on residential real estate with terms of 15 years or less. Commercial real estate loans are business purpose loans secured by a mortgage on commercial real estate. Agricultural real estate loans are loans secured by a mortgage on real estate used in agriculture production. Construction real estate loans are loans secured by residential or commercial real estate used during the construction phase of residential and commercial projects. Consumer loans are typically unsecured or primarily secured by something other than real estate and overdraft lines of credit connected with customer deposit accounts. Commercial and other loans are loans for commercial purposes primarily secured by non-real estate collateral. Other agricultural loans are loans for agricultural purposes primarily secured by non-real estate collateral. State and political subdivisions are loans for state and local municipalities for capital and operating expenses or tax free loans used to finance commercial development.

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

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables by class, with the associated allowance amount, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
September 30, 2011	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
Real estate loans:
Mortgages	$ 132	$ 124	$ -	$ 124	$ -	$ 128	$ -
Home Equity	18	-	18	18	3	30	-
Commercial	9,376	121	8,212	8,333	393	8,659	48
Agricultural	-	-	-	-	-	494	37
Construction	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Commercial and other loans	561	33	472	505	96	495	-
Other agricultural loans	-	-	-	-	-	213	20
State and political
subdivision loans	-	-	-	-	-	-	-
Total	$ 10,087	$ 278	$ 8,702	$ 8,980	$ 492	$ 10,019	$ 105

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
December 31, 2010	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
Real estate loans:
Mortgages	$ 132	$ -	$ 131	$ 131	$ 21	$ 55	$ -
Home Equity	72	41	-	41	-	56	-
Commercial	8,540	1,682	6,053	7,735	167	5,445	67
Agricultural	2,421	2,241	-	2,241	-	2,373	64
Construction	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Commercial and other loans	455	404	-	404	-	469	1
Other agricultural loans	1,040	970	-	970	-	958	11
State and political
subdivision loans	-	-	-	-	-	-	-
Total	$ 12,660	$ 5,338	$ 6,184	$ 11,522	$ 188	$ 9,356	$ 143

Credit Quality Information

For commercial real estate, agricultural real estate, construction, commercial and other and other agricultural loans, management uses a nine point internal risk rating system to monitor the credit quality. The first five categories are considered not criticized and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The definitions of each rating are defined below:

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

The following tables represent credit exposures by internally assigned grades as of September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$ 135,356	$ 10,802	$ 15,803	$ -	$ -	$ 161,961
Agricultural	14,096	2,390	2,361	-	-	18,847
Construction	7,652	-	-	-	-	7,652
Commercial and other loans	34,489	3,044	786	17	-	38,336
Other agricultural loans	4,239	849	1,160	-	-	6,248
State and political
subdivision loans	52,959	-	1,185	-	-	54,144
Total	$ 248,791	$ 17,085	$ 21,295	$ 17	$ -	$ 287,188

December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$ 120,344	$ 15,570	$ 16,585	$ -	$ -	$ 152,499
Agricultural	12,007	1,063	6,008	-	-	19,078
Construction	9,766	-	-	-	-	9,766
Commercial and other loans	36,784	2,545	848	24	-	40,201
Other agricultural loans	4,024	469	2,462	-	-	6,955
State and political
subdivision loans	47,482	-	1,239	-	-	48,721
Total	$ 230,407	$ 19,647	$ 27,142	$ 24	$ -	$ 277,220

For residential real estate mortgages, home equities and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below and all loans past due 90 or more days. The following table presents the recorded investment in those loan classes based on payment activity as of September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011	Performing	Non-performing	Total
Real estate loans:
Mortgages	$ 96,926	$ 559	$ 97,485
Home Equity	82,699	160	82,859
Consumer	11,080	-	11,080
Total	$ 190,705	$ 719	$ 191,424

December 31, 2010	Performing	Non-performing	Total
Real estate loans:
Mortgages	$ 96,830	$ 413	$ 97,243
Home Equity	87,460	309	87,769
Consumer	11,278	7	11,285
Total	$ 195,568	$ 729	$ 196,297

Age Analysis of Past Due Financing Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due financing receivables as of September 30, 2011 and December 31, 2010 (in thousands):

	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
September 30, 2011	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
Real estate loans:
Mortgages	$ 195	$ 90	$ 482	$ 767	$ 96,718	$ 97,485	$ 110
Home Equity	329	27	161	517	82,342	82,859	14
Commercial	1,975	-	2,783	4,758	157,203	161,961	129
Agricultural	-	-	-	-	18,847	18,847	-
Construction	-	-	-	-	7,652	7,652	-
Consumer	10	10	-	20	11,060	11,080	-
Commercial and other loans	63	315	205	583	37,753	38,336	-
Other agricultural loans	-	-	-	-	6,248	6,248	-
State and political
subdivision loans	-	-	-	-	54,144	54,144	-
Total	$ 2,572	$ 442	$ 3,631	$ 6,645	$ 471,967	$ 478,612	$ 253

Loans considered non-accrual	$ 76	$ 299	$ 3,378	$ 3,753	$ 5,681	$ 9,434
Loans still accruing	2,496	143	253	2,892	466,286	469,178
Total	$ 2,572	$ 442	$ 3,631	$ 6,645	$ 471,967	$ 478,612

	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
December 31, 2010	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
Real estate loans:
Mortgages	$ 518	$ 50	$ 412	$ 980	$ 96,263	$ 97,243	$ 104
Home Equity	762	139	262	1,163	86,606	87,769	116
Commercial	188	1,647	1,827	3,662	148,837	152,499	426
Agricultural	-	-	-	-	19,078	19,078	-
Construction	-	-	-	-	9,766	9,766	-
Consumer	83	3	7	93	11,192	11,285	6
Commercial and other loans	111	6	398	515	39,686	40,201	40
Other agricultural loans	5	-	-	5	6,950	6,955
State and political
subdivision loans	-	-	-	-	48,721	48,721	-
Total	$ 1,667	$ 1,845	$ 2,906	$ 6,418	$ 467,099	$ 473,517	$ 692

Loans considered non-accrual	$ -	$ 39	$ 2,214	$ 2,253	$ 9,600	$ 11,853
Loans still accruing	1,667	1,806	692	4,165	457,499	461,664
Total	$ 1,667	$ 1,845	$ 2,906	$ 6,418	$ 467,099	$ 473,517

Nonaccrual Loans

Loans are considered for non-accrual status upon reaching 90 days delinquency, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans or if full payment of principal and interest is not expected. Additionally, if management is made aware of other information including bankruptcy, repossession, death, or legal proceedings, the loan may be placed on non-accrual status. If a loan is 90 days or more past due and is well secured and in the process of collection, it may still be considered accruing.

The following table reflects the financing receivables on nonaccrual status as of September 30, 2011 and December 31, 2010, respectively. The balances are presented by class of financing receivable (in thousands):

	September 30, 2011	December 31, 2010
Real estate loans:
Mortgages	$ 449	$ 309
Home Equity	146	193
Commercial	8,333	7,735
Agricultural	-	2,241
Construction	-	-
Consumer	-	1
Commercial and other	506	404
Other agricultural	-	970
State and political subdivision	-	-

	$ 9,434	$ 11,853

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company’s investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDR’s, including payment history under the modified loan terms, the borrower’s ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  Based on this evaluation management would no longer consider a loan to be a TDR when the relevant facts support such a conclusion.

Loan modifications that are considered TDR’s completed during the three months and nine months ended September 30, 2011 were as follows:

	For the Three Months Ended September 30, 2011
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
(Dollars in thousands)
Real estate loans:
Commercial	-	1	$ -	$ 47	$ -	$ 47

	For the Nine Months Ended September 30, 2011
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
(Dollars in thousands)
Real estate loans:
Commercial	5	1	$ 5,912	$ 47	$ 5,912	$ 47

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. Loan modifications considered TDR’s made during the twelve months ended September 30, 2011, that defaulted during the nine month period ended September 30, 2011 were as follows:

(Dollars in thousands)	Number of contracts	Recorded investment
Real estate loans:
Commercial	2	$ 109
Commercial and other loans	1	2
Total recidivism	3	$ 111

Allowance for Loan Losses

The following table rolls forward the balance of the allowance for loan and lease losses (ALLL) for the periods ended September 30, 2011 and 2010(in thousands):

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance, at beginning of period	$ 6,163	$ 5,302	$ 5,915	$ 4,888
Provision charged to income	150	300	525	840
Recoveries on loans previously
charged against the allowance	39	20	75	144
	6,352	5,622	6,515	5,872
Loans charged against the allowance	(29)	(34)	(192)	(284)
Balance, at end of year	$ 6,323	$ 5,588	$ 6,323	$ 5,588

The Company allocates the ALLL based on the factors described below, which conform to the Company’s loan classification policy and credit quality measurements. In reviewing risk within the Bank’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The ALLL consists of amounts applicable to: (i) residential real estate loans; (ii) residential real estate home equity loans; (iii) commercial real estate loans; (iv) agricultural real estate loans; (v) real estate construction loans; (vi) commercial and other loans; (vii) consumer loans; (viii) other agricultural loans and (ix) state and political subdivision loans. Factors considered in this process include general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are evaluated to determine additional inherent risks in the loan portfolio, which are not necessarily reflected in the historical loss percentages. These factors are then added to the historical allocation percentage to get the adjusted factor to be applied to non classified loans. The following qualitative factors are analyzed:

•	Level of and trends in delinquencies, impaired/classified loans
Change in volume and severity of past due loans
Volume of non-accrual loans
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
General economic conditions
Unemployment rates
Inflation / CPI
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

Loans determined to be TDR’s are impaired and for purposes of estimating the ALLL must be individually evaluated for impairment. In calculating the impairment, the Company calculates the present value utilizing an analysis of discounted cash flows. If the present value calculated is below the recorded investment of the loan, an impairment is recognized by a charge to the provision for loan and lease losses and a credit to the ALLL.

We continually review the model utilized in calculating the required allowance. During the second quarter of 2011, management made a determination that special mention and substandard loans should have additional qualitative adjustments applied to them in comparison to pass graded loans. As a result of this and other factors discussed below, the following factors experienced changes during the first nine months of 2011:

•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were decreased for all loans portfolio types due to the decreases in nonaccrual loans from December 31, 2010 to September 30, 2011.

•
The qualitative factors for changes in the trends of charge-offs and recoveries were decreased for consumer loans, commercial and agricultural loans due to reduced losses over the most recent three year period.

•	The qualitative factors for changes in portfolio volumes during 2011 were reduced for agricultural loans due to the decreased size of the portfolio in relation to the total portfolio.
•	Separate factors for special mention and substandard loans were developed for each qualitative factor reviewed.

Based on these qualitative factor changes for the nine month period ended September 30, 2011, and the changes in size of the loan portfolios since December 31, 2010, we recorded a negative provision for residential real estate, construction and other commercial loans, while increasing the provision associated with commercial and agricultural real estate loans.

During the third quarter, the only qualitative factor that experienced a significant change was that related to collateral values, which increased for residential and commercial real estate loans due to flooding our marketplace experienced late in the third quarter.

Based on the one qualitative factor change for the three month period ended September 30, 2011, and the changes the loan portfolios since June 30, 2011, we recorded an increased provision for residential and commercial real estate projects and a negative provision for other commercial loans.

The following tables roll forward the balance of the ALLL by portfolio segment for the three and nine month periods ended September 30, 2011 and segregates the ending balance into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2011 (in thousands):

For the Three Months Ended September 30, 2011
	Balance at June 30, 2011	Charge-offs	Recoveries	Provision	Balance at September 30, 2011	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 678	$ -	$ -	$ 147	$ 825	$ 3	$ 822
Commercial and agricultural	3,912	-	-	250	4,162	393	3,769
Construction	13	-	-	1	14	-	14
Consumer	109	(23)	16	12	114	-	114
Commercial and other loans	712	(6)	23	(40)	689	96	593
State and political				-
subdivision loans	119	-	-	1	120	-	120
Unallocated	620	-	-	(221)	399	-	399
Total	$ 6,163	$ (29)	$ 39	$ 150	$ 6,323	$ 492	$ 5,831

For the Nine Months Ended September 30, 2011
	Balance at December 31, 2010	Charge-offs	Recoveries	Provision	Balance at September 30, 2011	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 969	$ (101)	$ -	$ (43)	$ 825	$ 3	$ 822
Commercial and agricultural	3,380	(29)	-	811	4,162	393	3,769
Construction	22	-	-	(8)	14	-	14
Consumer	108	(56)	45	17	114	-	114
Commercial and other loans	983	(6)	30	(318)	689	96	593
State and political
subdivision loans	137	-	-	(17)	120	-	120
Unallocated	316	-	-	83	399	-	399
Total	$ 5,915	$ (192)	$ 75	$ 525	$ 6,323	$ 492	$ 5,831

Note 6 – Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank of Pittsburgh (FHLB) and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of September 30, 2011 and December 31, 2010, the Bank held $3,186,300 and $3,498,000, respectively of FHLB stock. The stock is bought from and sold to the FHLB based upon its $100 par value.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for impairment by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) the significance of the decline in net assets of the Federal Home Loan Bank as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB.

The FHLB has incurred a significant cumulative loss in regards to comprehensive income and net income in the three years ended December 31, 2010 and has suspended the payment of dividends; however, the results for the nine months ended September 30, 2011 and the full year results for 2010 were significantly improved from those of 2008 and 2009.  The cumulative losses are primarily attributable to impairment of investment securities associated with the distressed economic conditions during 2008 and 2009.  Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios have improved in the most recent quarters, liquidity appears adequate, and new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members in the past three quarters.

Note 7 - Employee Benefit Plans

For additional detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 11 of the Company's Consolidated Financial Statements included in the 2010 Annual Report on Form 10-K.

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

The following sets forth the components of net periodic benefit costs of the Pension Plan for the three and nine months ended September 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$ 71	$ 45	$ 256	$ 259
Interest cost	88	59	314	340
Expected return on plan assets	(129)	(77)	(465)	(446)
Net amortization and deferral	10	6	36	37

Net periodic benefit cost	$ 40	$ 33	$ 141	$ 191

The Company contributed $505,000 to the Pension Plan in 2011.

 Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $174,000 and $171,000 for the nine months ended September 30, 2011 and 2010, respectively.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  Amounts included in interest expense on the deferred amounts totaled $17,000 and $22,000 for the nine months ended September 30, 2011 and 2010, respectively.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  100,000 shares of the Company’s common stock have been authorized under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

For the nine months ended September 30, 2011 and 2010, 3,968 and 5,090 shares of restricted stock were awarded and 5,502 and 4,948 shares vested, respectively.  Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $109,000 and $94,000 for the nine months ended September 30, 2011 and 2010, respectively.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law. At September 30, 2011 and December 31, 2010, an obligation of $793,000 and $747,000, respectively, was included in other liabilities for this plan in the consolidated balance sheet.  Expenses related to this plan totaled $46,000 and $248,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

The following tables present the assets and liabilities reported on the consolidated balance sheet at their fair value on a recurring basis as of September 30, 2011 and December 31, 2010 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2011
	Level 1	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Securities available for sale:
U.S. Agency securities	$ -	$ 158,704	$ -	$ 158,704
Obligations of state and
political subdivisions	-	96,604	-	96,604
Corporate obligations	-	8,529	-	8,529
Mortgage-backed securities in
government sponsored entities	-	38,240	-	38,240
Equity securities in financial
institutions	1,162	-	-	1,162
Liabilities
Trust Preferred Interest Rate Swap	-	(414)	-	(414)

	December 31, 2010
	Level 1	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Securities available for sale:
U.S. Agency securities	$ -	$ 118,484	$ -	$ 118,484
Obligations of state and
political subdivisions	-	76,922	-	76,922
Corporate obligations	-	8,681	-	8,681
Mortgage-backed securities in
government sponsored entities	-	46,015	-	46,015
Equity securities in financial
institutions	1,201	-	-	1,201
Liabilities
Trust Preferred Interest Rate Swap	-	(409)	-	(409)

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

Impaired Loans- Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. For a majority of impaired real estate related loans, the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

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

Assets measured at fair value on a nonrecurring basis as of September 30, 2011 and December 31, 2010 are included in the table below (in thousands):

	September 30, 2011
	Level 1	Level II	Level III	Total

Impaired Loans	$ -	$ -	$ 8,488	$ 8,488
Other real estate owned	-	-	948	948

	December 31, 2010
	Level 1	Level II	Level III	Total

Impaired Loans	$ -	$ 2,238	$ 9,096	$ 11,334
Other real estate owned	-	693	-	693

The fair values of the Company’s financial instruments are as follows (in thousands):

	September 30		December 31
	2011		2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and due from banks	$ 34,811	$ 34,811	$ 43,995	$ 43,995
Available-for-sale securities	303,239	303,239	251,303	251,303
Net loans	472,289	517,077	467,602	494,098
Bank owned life insurance	13,542	13,542	13,171	13,171
Regulatory stock	3,461	3,461	3,773	3,773
Accrued interest receivable	3,980	3,980	3,455	3,455

Financial liabilities:
Deposits	$ 719,545	$ 727,009	$ 680,711	$ 683,315
Borrowed funds	52,845	50,193	55,996	52,820
Trust preferred interest rate swap	414	414	409	409
Accrued interest payable	1,539	1,539	1,779	1,779

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

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The amendments in this Update are effective for the first interim or annual reporting period beginning on or after September 15, 2011, and should be applied retrospectively to the beginning annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  The Company has provided the necessary disclosures in Note 5.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment.  The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment.  The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  This ASU is not expected to have a significant impact on the Company’s financial statements.

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

 Introduction

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for the Company.  Our Company's consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results you may expect for the full year.

The Company currently engages in the general business of banking throughout our service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. We maintain our main office in Mansfield, Pennsylvania. Presently we operate 18 banking facilities.  In Pennsylvania, we have branch offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Wellsboro Weis Market store and the Mansfield Wal-Mart Super Center. We also have a loan production office in Lock Haven, Pennsylvania. In New York, we have a branch office in Wellsville, Allegany County.

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

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in the Company’s financial statements.  As of September 30, 2011 and December 31, 2010, the Trust Department had $92.6 and $95.1 million of assets under management, respectively.  The $2.5 million decrease is primarily attributable to net additions of $5.0 million with the remaining change the result of fluctuations in the stock market.

 Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area.  Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance.  The assets associated with these products are not included in the consolidated financial statements since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $70.1 million at December 31, 2010 to $76.4 million at September 30, 2011. Fee income from the sale of these products is reflected in the Company’s financial statements as a component of non-interest income in the Consolidated Statement of Income.

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

 Results of Operations

Overview of the Income Statement

The Company had net income of $9,355,000 for the first nine months of 2011 compared to earnings of $8,570,000 for last year’s comparable period, an increase of $785,000 or 9.2%. Earnings per share for the first nine months of 2011 were $3.21, compared to $2.93 last year, representing a 9.6% increase.  Annualized return on assets and return on equity for the nine months of 2011 were 1.49% and 17.65%, respectively, compared with 1.51% and 18.31% for last year’s comparable period.

Net income for the three months ended September 30, 2011 was $3,378,000 compared to earnings of $2,897,000 in the comparable 2010 period, an increase of $481,000. Earnings per share for the three months ended September 30, 2011 and 2010 were $1.16 and $0.99 per share, respectively.  Annualized return on assets and return on equity for the quarter ended September 30, 2011 was 1.57% and 18.48%, respectively, compared with 1.49% and 17.98% for the same 2010 period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the first nine months of 2011 was $21,219,000, an increase of $650,000, or 3.2%, compared to the same period in 2010.  For the first nine months of 2011, the provision for loan losses totaled $525,000, a decrease of $315,000 over the comparable period in 2010.  Consequently, net interest income after the provision for loan losses was $20,694,000 compared to $19,729,000 during the first nine months of 2010.

For the three months ended September 30, 2011, net interest income was $7,207,000 compared to $7,013,000, an increase of $194,000, or 2.8% over the comparable period in 2010. The provision for loan losses this quarter was $150,000 compared to $300,000 for last year’s third quarter.  Consequently, net interest income after the provision for loan losses was $7,057,000 for the quarter ended September 30, 2011 compared to $6,713,000 in 2010.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the nine months and three months ended September 30, 2011 and 2010 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates (1)
	Nine Months Ended
	September 30, 2011			September 30, 2010
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	32,063	64	0.27	25,555	55	0.29
Total short-term investments	32,063	64	0.27	25,555	55	0.29
Investment securities:
Taxable	195,318	3,482	2.38	145,917	3,804	3.48
Tax-exempt (3)	88,657	4,073	6.13	67,474	3,243	6.41
Total investment securities	283,975	7,555	3.55	213,391	7,047	4.40
Loans:
Residential mortgage loans	188,108	9,648	6.86	202,500	10,746	7.09
Commercial & agricultural loans	222,859	10,684	6.41	206,158	10,345	6.71
Loans to state & political subdivisions	51,198	2,016	5.26	46,810	2,069	5.91
Other loans	10,869	691	8.50	11,526	751	8.71
Loans, net of discount (2)(3)(4)	473,034	23,039	6.51	466,994	23,911	6.85
Total interest-earning assets	789,072	30,658	5.19	705,940	31,013	5.87
Cash and due from banks	9,937			9,450
Bank premises and equipment	12,232			12,577
Other assets	28,605			28,917
Total non-interest earning assets	50,774			50,944
Total assets	839,846			756,884
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	188,088	708	0.50	149,503	794	0.71
Savings accounts	69,520	155	0.30	53,519	120	0.30
Money market accounts	55,605	219	0.53	45,151	189	0.56
Certificates of deposit	314,221	5,021	2.14	322,036	6,271	2.60
Total interest-bearing deposits	627,434	6,103	1.30	570,209	7,374	1.73
Other borrowed funds	56,141	1,325	3.16	53,281	1,324	3.32
Total interest-bearing liabilities	683,575	7,428	1.45	623,490	8,698	1.87
Demand deposits	78,195			63,366
Other liabilities	7,394			7,641
Total non-interest-bearing liabilities	85,589			71,007
Stockholders' equity	70,682			62,387
Total liabilities & stockholders' equity	839,846			756,884
Net interest income		23,230			22,315
Net interest spread (5)			3.74%			4.00%
Net interest income as a percentage
of average interest-earning assets			3.94%			4.23%
Ratio of interest-earning assets
to interest-bearing liabilities			1.15			1.13

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
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

	Analysis of Average Balances and Interest Rates (1)
	Three Months Ended
	September 30, 2011			September 30, 2010
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	35,844	22	0.24	32,773	24	0.29
Total short-term investments	35,844	22	0.24	32,773	24	0.29
Investment securities:
Taxable	197,684	1,105	2.24	145,997	1,192	3.26
Tax-exempt (3)	93,122	1,410	6.06	73,402	1,170	6.38
Total investment securities	290,806	2,515	3.49	219,399	2,362	4.30
Loans:
Residential mortgage loans	188,598	3,221	6.78	204,473	3,636	7.05
Commercial & agricultural loans	224,384	3,615	6.39	209,849	3,411	6.45
Loans to state & political subdivisions	53,573	704	5.21	47,126	694	5.85
Other loans	10,917	233	8.47	11,503	250	8.62
Loans, net of discount (2)(3)(4)	477,472	7,773	6.46	472,951	7,991	6.70
Total interest-earning assets	804,122	10,310	5.09	725,123	10,377	5.68
Cash and due from banks	10,065			9,726
Bank premises and equipment	11,918			12,924
Other assets	29,315			29,139
Total non-interest earning assets	51,298			51,789
Total assets	855,420			776,912
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	193,177	220	0.45	158,926	212	0.53
Savings accounts	73,438	53	0.29	56,496	43	0.30
Money market accounts	59,429	79	0.53	49,339	67	0.54
Certificates of deposit	312,338	1,617	2.05	318,824	1,991	2.48
Total interest-bearing deposits	638,382	1,969	1.22	583,585	2,313	1.57
Other borrowed funds	55,144	437	3.14	53,553	444	3.29
Total interest-bearing liabilities	693,526	2,406	1.38	637,138	2,757	1.72
Demand deposits	80,758			67,630
Other liabilities	8,007			7,716
Total non-interest-bearing liabilities	88,765			75,346
Stockholders' equity	73,129			64,428
Total liabilities & stockholders' equity	855,420			776,912
Net interest income		7,904			7,620
Net interest spread (5)			3.71%			3.96%
Net interest income as a percentage
of average interest-earning assets			3.90%			4.17%
Ratio of interest-earning assets
to interest-bearing liabilities			1.16			1.14

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ending September 30, 2011 and 2010(in thousands):
	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2011	2010	2011	2010
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$ 2,058	$ 1,988	$ 6,234	$ 5,999
Tax equivalent adjustment	479	398	1,385	1,103
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$ 2,537	$ 2,386	$ 7,619	$ 7,102

Interest and fees on loans (non-tax adjusted)	$ 7,555	$ 7,782	$ 22,413	$ 23,268
Tax equivalent adjustment	218	209	626	643
Interest and fees on loans (tax equivalent basis)	$ 7,773	$ 7,991	$ 23,039	$ 23,911

Total interest income	$ 9,613	$ 9,770	$ 28,647	$ 29,267
Total interest expense	2,406	2,757	7,428	8,698
Net interest income	7,207	7,013	21,219	20,569
Total tax equivalent adjustment	697	607	2,011	1,746
Net interest income (tax equivalent basis)	$ 7,904	$ 7,620	$ 23,230	$ 22,315

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended September 30, 2011 vs. 2010 (1)			Nine months ended September 30, 2011 vs. 2010 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ 2	$ (4)	$ (2)	$ 12	$ (3)	$ 9
Investment securities:
Taxable	347	(434)	(87)	1,077	(1,399)	(322)
Tax-exempt	301	(61)	240	966	(136)	830
Total investments	648	(495)	153	2,043	(1,535)	508
Loans:
Residential mortgage loans	(260)	(155)	(415)	(746)	(352)	(1,098)
Commercial & agriclutural loans	234	(30)	204	755	(416)	339
Loans to state & political subdivisions	90	(80)	10	320	(373)	(53)
Other loans	(12)	(5)	(17)	(42)	(18)	(60)
Total loans, net of discount	52	(270)	(218)	287	(1,159)	(872)
Total Interest Income	702	(769)	(67)	2,342	(2,697)	(355)
Interest Expense:
Interest-bearing deposits:
NOW accounts	42	(34)	8	673	(759)	(86)
Savings accounts	12	(2)	10	36	(1)	35
Money Market accounts	14	(2)	12	40	(10)	30
Certificates of deposit	(41)	(333)	(374)	(149)	(1,101)	(1,250)
Total interest-bearing deposits	27	(371)	(344)	600	(1,871)	(1,271)
Other borrowed funds	13	(20)	(7)	12	(11)	1
Total interest expense	40	(391)	(351)	612	(1,882)	(1,270)
Net interest income	$ 662	$ (378)	$ 284	$ 1,730	$ (815)	$ 915

(1) The portion of the total change attributable to both volume and rate changes, which cannot be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $22.3 million for the 2010 nine month period to $23.2 million in the 2011 nine month period, an increase of $915,000.  The tax equivalent net interest margin decreased from 4.23% for the first nine months of 2010 to 3.94% in 2011.

Total tax equivalent interest income for the 2011 nine month period decreased $355,000 as compared to the 2010 nine month period. This decrease was primarily a result of a decrease of $2,697,000 due to change in rate, as the yield on interest earning assets decreased from 5.87% to 5.19% or 68 basis points for the comparable periods. The decrease was offset by an increase of $2,342,000 due to volume as the average balance of interest earning assets increased by $83.1 million.

Tax equivalent investment income for the nine months ended September 30, 2011 increased $508,000 over the same period last year.  The average balance of total investment securities at September 30, 2011 increased by $70.6 million from September 30, 2010 as a result of investing excess cash from increased deposits.

•
The average balance of taxable securities increased by $49.4 million while tax-exempt securities increased by $21.1 million, which had the effect of increasing interest income by $1,077,000 and $966,000, respectively, due to volume.

•
This increase was offset by a decrease in the yield on investment securities of 85 basis points from 4.40% to 3.55%, which corresponds to a decrease in interest income of $1,535,000. The majority of this decrease is attributable to the change in yield on taxable securities, which experienced a decrease of 110 basis points from 3.48% to 2.38%. The yield on investments declined due to the amount of purchases we made in the current low interest rate environment as a result of our increased deposits and investment cash flows. As a result of this environment our strategy has been to invest primarily in short-term agency bonds as well as a limited amount of longer-term municipal bonds (See also “Financial Condition – Investments”).

The purchase of tax-exempt securities, along with municipal loans, allows us to manage our effective tax rate as well as the overall yield on our interest earning assets.

Total loan interest income decreased $872,000 for the nine months ended September 30, 2011 compared to the same period last year.

•
Interest income on residential mortgage loans decreased $1,098,000 of which $746,000 was due to volume and $352,000 was due to a decrease in rate.  The average balance decreased $14.4 million due to the fact that more customers are applying for and qualifying for conforming loans, which the Bank sells, and local economic conditions related to the exploration of the Marcellus Shale, which has limited the borrowing needs of some of the residents in our primary market. Additionally, management believes the demand for home equity loans has decreased due to the rate environment for conforming loans, which are sold on the secondary market as discussed above.

•
While the financial industry in general has experienced little to no growth in commercial and agricultural loans, the Company has experienced 8.1% growth or a $16.7 million increase in the average balance of commercial and farm loans. This had a positive impact of $755,000 on total interest income due to volume, which was partially offset by a reduction due to a decrease in rate of $416,000.

•
The average balance of loans to state and political subdivisions increased $4.4 million from a year ago. This had a positive impact of $320,000 on total interest income due to volume, which was offset by a reduction due to a decrease in rate of $373,000.

Total interest expense decreased $1,270,000 for the nine months ended September 30, 2011 compared with last year.  This decrease is primarily due to a change in rate, accounting for a $1,882,000 decrease in our interest expense.  The average interest rate on interest-bearing liabilities decreased 42 basis points, from 1.87% to 1.45%. The historically low interest rates supported by the Federal Reserve and current economic conditions had the effect of decreasing our short-term borrowing costs as well as rates on deposit products. Partially, offsetting this decrease in interest expense was an increase in the average balance of interest-bearing liabilities of $60.1 million resulting in an increase in interest expense of $612,000 (see also “Financial Condition – Deposits”).

•
Interest expense on certificates of deposits decreased $1,250,000 over the same period last year. There was a decrease in the average rate on certificates of deposit from 2.60% to 2.14% resulting in a decrease in interest expense of $1,101,000. Additionally, the average balance of certificates of deposit decreased $7.8 million causing a decrease in interest expense of $149,000.

•
The change in the average rate from 71 basis points to 50 basis points for NOW accounts, contributed to a decrease in interest expense of $759,000. The average balance of NOW accounts increased $38.6 million accounting for an increase of $673,000 in interest expense, resulting in a net decrease of $86,000.

Tax equivalent net interest income for the three months ended September 30, 2011 was $7,904,000 which compares to $7,620,000 for the same period last year.  This represents an increase of $284,000 or 3.7%.

Total tax equivalent interest income was $10,310,000 for the 2011 three month period ended September 30, 2011, compared with $10,377,000 for the comparable period last year, a decrease of $67,000:

•
Of this amount, $769,000 was a result of a decrease of 59 basis points on our yield on interest earning assets from 5.68% to 5.09%. This decrease was partially offset by an increase of $702,000, which was due to an increase in volume as a result of a $79.0 million increase in interest earning assets.

•
Total investment income increased by $153,000 compared to last year.  This was predominantly due to a $71.4 million increase in the average balance of investment securities, which resulted in additional income of $648,000, offset by an 81 point decrease in rate on investments from 4.30% to 3.49%, which equates to $495,000.

•
Total loan interest income decreased $218,000 compared to last year. This was predominantly due to a decrease in rate of 24 points from 6.70% to 6.46% offset by a change in volume as a result of a $4.5 million increase in average loans outstanding.

Total interest expense decreased $351,000 for the three months ended September 30, 2011 compared with last year as a result of a decrease in the average rate on interest-bearing liabilities of 34 basis points from 1.72% to 1.38% accounting for a $391,000 decrease in interest expense. Offsetting this decrease is an increase of $40,000 in interest expense, attributable to an increase in volume due to a $56.4 million increase in interest-bearing liabilities.

Provision for Loan Losses

 For the nine month period ending September 30, 2011, we recorded a provision for loan losses of $525,000, which represents a decrease of $315,000 from the $840,000 provision recorded in the corresponding nine months of last year. In comparison to September 30, 2010, non-performing assets have decreased $3.6 million as of September 30, 2011, which has resulted in a lower provision for the comparable periods. (see “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

For the three months ending September 30, 2011, we recorded a provision of $150,000 compared to $300,000 in 2010.

Non-interest Income

Non-interest income for the nine months ended September 30, 2011 totaled $4,916,000, an increase of $557,000 when compared to the same period in 2010. During the first nine months of 2011, investment security gains amounted to $351,000 compared to gains of $99,000 last year. We sold thirteen mortgage backed securities in government sponsored entities for gains totaling $231,000, an agency bond for a gain of $101,000 and financial institution equity holdings for a net gain of $43,000 due to favorable market conditions. We also sold four municipal bonds for a net loss of $39,000 as a result of their investment grades. Finally, we sold two agency bonds for a gain of $15,000 that were likely to be called later in 2011. During 2010, we sold two agency bonds at a gain of $9,000, a mortgage backed security for a gain of $55,000 and a U.S treasury for a gain of $20,000. We also had two municipal bonds and an agency security called that resulted in total gains of $15,000.

For the first nine months of 2011, account service charges totaled $2,902,000, an increase of $193,000 or 7.1%, when compared to the same period in 2010. There was an increase of $174,000 attributable to customers’ usage of their debit cards to pay for items they purchase. Management continues to monitor regulatory changes, including the Durbin amendment to the Dodd-Frank Act, which regulates the level of interchange fee income the Bank is able to charge on debit card transactions, to determine the level of impact that these regulations will have on the fees that the Company realizes. Based on a review of the amendment and discussion with the payment processors utilized by the Company to process debit card transactions, we do not expect this amendment to have an impact on our financial results in the near term. ATM income increased $42,000 as a result of an increase in the Bank’s fees and increased activity associated with non-customers use of the Bank’s ATMs. These increases were offset by a decrease in fees charged to customers for non-sufficient funds of $27,000 as a result of changes to Regulation E effective in August 2010 that limits the ability of the Bank to charge overdraft fees for debit card purchases and ATM withdrawals that are in excess of the customers deposit balance.

Trust, brokerage and insurance income increased $38,000 as we experienced the settlement of several estates in 2011 and we continue to increase the principal amounts invested through us by our customers by adding additional employees to serve our customers’ needs.  The majority of the increase in other income is the result of rental income associated with other real estate owned.

For the three month period ended September 30, 2011 service charges increased by $140,000 compared to the same period in 2010. This increase was the result of a $47,000 increase in fees charged to customers for non-sufficient funds, an increase of $58,000 attributable to customers’ usage of their debit cards and increased ATM income of $26,000.

The following table shows the breakdown of non-interest income for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Nine months ended September 30,		Change
	2011	2010	Amount	%
Service charges	$ 2,902	$ 2,709	$ 193	7.1
Trust	466	411	55	13.4
Brokerage and insurance	297	314	(17)	(5.4)
Gains on loans sold	111	92	19	20.7
Investment securities gains, net	351	99	252	254.5
Earnings on bank owned life insurance	371	376	(5)	(1.3)
Other	418	358	60	16.8
Total	$ 4,916	$ 4,359	$ 557	12.8

	Three months ended September 30,		Change
	2011	2010	Amount	%
Service charges	$ 1,059	$ 919	$ 140	15.2
Trust	163	130	33	25.4
Brokerage and insurance	79	91	(12)	(13.2)
Gains on loans sold	36	44	(8)	(18.2)
Investment securities gains, net	117	-	117	N/A
Earnings on bank owned life insurance	126	127	(1)	(0.8)
Other	149	134	15	11.2
Total	$ 1,729	$ 1,445	$ 284	19.7

Non-interest Expense

Non-interest expenses increased $489,000, or 3.7% for the nine months ended September 30, 2011 compared to the same period in 2010. Salaries and employee benefits increased $267,000 or 3.7%. Merit increases effective the beginning of 2011 and a slight increase in full time equivalent employees accounted for an increase of approximately $332,000. Other increases included an increase of $64,000 for expenses related to providing employee’s insurance and a $107,000 increase related to profit sharing expense. These increases were offset by decreases of $201,000 in the Company’s Supplemental Executive Retirement Plan (SERP) and a $49,000 decrease related to the Company’s defined benefit pension plan.

Occupancy and furniture and equipment expenses increased $123,000 as a result of opening the new Wellsboro and Rome branches, as well as maintenance costs as a result of increased snowfall in 2011 versus 2010. Other expenses increased $234,000 with the largest component being a loss on the sales of ORE properties of $43,000 compared to a gain in 2010 that was included in other income. Other items that changed within other expenses included an increase in the provision for off-balance sheet items, which include unfunded commitments, available lines of credit and letters of credit of $90,000 and increased Pennsylvania shares tax expense of $34,000. Additionally, there was an increase in ORE expenses of $32,000 as a result of additional properties being owned by the Bank during the current period versus the same period last year and increased real estate taxes on behalf of certain loan customers. FDIC insurance has decreased $152,000 as a result of a change in the expense calculation made by the FDIC.

For the three months ended, September 30, 2011, salaries and employee benefits increased by $91,000 due to the reasons described above, which include merit increases and increased headcount of $136,000 and profit sharing expenses of $65,000, offset by a decrease in SERP expense of $85,000 and insurance expense of $34,000. For the reason mentioned above, FDIC insurance decreased $198,000.

The following tables reflect the breakdown of non-interest expense for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Nine months ended September 30,		Change
	2011	2010	Amount	%
Salaries and employee benefits	$ 7,560	$ 7,293	$ 267	3.7
Occupancy	1,014	898	116	12.9
Furniture and equipment	338	331	7	2.1
Professional fees	526	509	17	3.3
FDIC Insurance	547	699	(152)	(21.7)
Other	3,674	3,440	234	6.8
Total	$ 13,659	$ 13,170	$ 489	3.7

	Three months ended September 30,		Change
	2011	2010	Amount	%
Salaries and employee benefits	$ 2,527	$ 2,436	$ 91	3.7
Occupancy	295	295	-	-
Furniture and equipment	115	114	1	0.9
Professional fees	197	176	21	11.9
FDIC Insurance	47	245	(198)	(80.8)
Other	1,218	1,220	(2)	(0.2)
Total	$ 4,399	$ 4,486	$ (87)	(1.9)

Provision for Income Taxes

The provision for income taxes was $2,596,000 for the nine month period ended September 30, 2011 compared to $2,348,000 for the same period in 2010.  The increase is primarily attributable to an increase in income before provision for income taxes of $1,033,000. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 21.8% and 21.5% for the first nine months of 2011 and 2010, respectively, compared to the statutory rate of 34%.

For the three-months ended September 30, 2011, the provision for income taxes was $1,009,000 compared to $775,000 for the same period in 2010. The increase is primarily attributable to an increase in income before provision for income taxes of $715,000.

 We have invested in four limited partnership agreements that established low-income housing projects in our market areas. For 2011, we will be recognizing tax credits related to the Wellsboro and Sayre markets, as we have already recognized the tax credits from the Towanda project and the Liberty area project began construction during the second quarter of 2011.  In regards to the Liberty project, we expect to receive tax credits totaling $1.4 million from this project beginning in 2012, once the project is completed. We anticipate recognizing an aggregate of $1.7 million of tax credits over the next eleven years, with an additional $24,000 to be recognized during 2011.

 Financial Condition

Total assets were $859.2 million at September 30, 2011, an increase of $46.7 million, or 5.7% from $812.5 million at December 31, 2010.  Investment securities increased 20.7% to $303.2 million and net loans increased 1.0% to $472.3 million at September 30, 2011.  Total deposits increased $38.8 million or 5.7% to $719.5 million since year-end 2010. Borrowed funds have decreased $3.2 million to $52.8 million compared with $56.0 million at year-end.

Cash and Cash Equivalents
Cash and cash equivalents totaled $34.8 million at September 30, 2011 compared to $44.0 million at December 31, 2010, a decrease of $9.2 million. The Company has maintained a higher level of cash and cash equivalents than it historically has as a result of the Company’s deposit growth and cash flows from the investment portfolio, as discussed in more detail below. Management actively measures and evaluates its liquidity through our Asset – Liability committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

Our investment portfolio increased by $51.9 million or 20.7% from December 31, 2010 to September 30, 2011.  During 2011, we purchased approximately $92.5 million of U.S. agency obligations, $5.2 million of mortgage backed securities in government sponsored entities, $21.7 million of state and local obligations and $98,000 of certain financial institutions equity securities, which help offset the $7.9 million of principal repayments and $54.0 million of calls and maturities that occurred during the nine month period. We also sold $9.8 million of U.S agency obligations, mortgage backed securities in government sponsored entities, state and local obligations and certain financial institutions equity securities at a net gain of $351,000. The overall market value of our investment portfolio increased approximately $5.3 million due to market fluctuations since year end.  We have incurred significant unrealized gains in our U.S. agency obligations and state and local obligations since year end.  Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the nine month period ending September 30, 2011 yielded 3.55% compared to 4.40% for the same period in 2010 on a tax equivalent basis.

As mentioned above and as set forth in the table below, due to the continued low interest rate environment, we have experienced significant prepayments of our mortgage backed securities of $7.9 million and calls and maturities on our agency bonds of $54.0 million.  Due to the amount of cash flow from the investment portfolio, an increase in deposits, and a lack of opportunities in other investment types, our strategy has been to reinvest funds mainly in short-term agency purchases (we purchased $92.5 million during 2011 nine month period) and, when presented with the opportunity, high quality municipal bonds with final maturities of less than 20 years of which we purchased $21.7 million in the 2011 nine month period.  We believe this strategy will enable us to reinvest cash flows in the next one to four years with anticipated improved investment opportunities.

Fair Market Value of Investment Portfolio
	September 30, 2011		December 31, 2010
(dollars in thousands)	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$ 158,704	52.3	$ 118,484	47.1
Obligations of state & political
subdivisions	96,604	31.9	76,922	30.6
Corporate obligations	8,529	2.8	8,681	3.5
Mortgage-backed securities in
government sponsored entities	38,240	12.6	46,015	18.3
Equity securities in financial
institutions	1,162	0.4	1,201	0.5
Total	$ 303,239	100.0	$ 251,303	100.0

	September 30, 2011/
	December 31, 2010
	Change
(dollars in thousands)	Amount	%
Available-for-sale:
U. S. Agency securities	$ 40,220	33.9
Obligations of state & political
subdivisions	19,682	25.6
Corporate obligations	(152)	(1.8)
Mortgage-backed securities in
government sponsored entities	(7,775)	(16.9)
Equity securities in financial
institutions	(39)	(3.2)
Total	$ 51,936	20.7

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

Total loans increased approximately $5.1 million or 1.1% during the first nine months of 2011. Residential real estate, agricultural real estate, construction and commercial and other loans have decreased $4.7 million, $231,000, $2.1 million and $2.6 million, respectively.  Commercial real estate and loans to state and political subdivisions increased $9.5 million and $5.4 million, respectively.

 During the nine months of 2011, we continued to experience lower demand for residential real estate and consumer loans. Factors impacting this decline include demand for conforming rate loans and recessionary pressures outside of the local Marcellus Shale gas region. Loan demand for conforming mortgages, which the Company sells on the secondary market, has experienced an increase as customers who qualify continue to take advantage of this low interest rate environment in the secondary market. Through September 30, 2011, we have sold $7.5 million of loans in the secondary market compared to $6.6 million through this time last year.  The Company recognizes fee income for servicing these sold loans, which is included in non-interest income in the Consolidated Statement of Income.  Despite the current lower level of loan demand, management continues to explore new competitively priced products, including partnering with a third party to provide access to government supported loan programs sponsored by the Federal Housing Administration and the U.S. Department of Veteran Affairs, that are attractive to our customers, and to build technologies which make it easier and more efficient for customers to choose the Company for their mortgage needs.

While loan demand is weak, we have experienced modest loan growth, while maintaining our continued commitment to disciplined underwriting standards. We continue to recognize the opportunities created by the Marcellus Shale natural gas exploration efforts, but pursue these opportunities prudently and cautiously. We are also aware that economic recovery is moderate at best, which has contributed to overall weak loan demand. The growth in commercial real estate lending was primarily the result of a transfer from the construction loan portfolio as a project was completed in the first quarter that was under construction at year end. The increase in other commercial loans reflects the Company’s focus on commercial lending as a means to increase loan growth and obtain deposits from farmers and small businesses throughout our market area. The increase in state and political subdivision loans is the result of two loan relationships in Bradford County. We work closely with local municipalities and school districts to meet their needs that otherwise would be provided by the municipal bond market.  Commercial real estate and other commercial loan demand is subject to significant competitive pressures, the local economy which is currently being impacted significantly by the Marcellus Shale gas exploration area, the yield curve and the strength of the overall regional and national economy.

	September 30,		December 31,
	2011		2010
(in thousands)	Amount	%	Amount	%
Real estate:
Residential	$ 180,344	37.7	$ 185,012	39.1
Commercial	161,961	33.8	152,499	32.2
Agricultural	18,847	3.9	19,078	4.0
Construction	7,652	1.6	9,766	2.1
Consumer	11,080	2.3	11,285	2.4
Commercial and other loans	44,584	9.3	47,156	10.0
State & political subdivision loans	54,144	11.4	48,721	10.2
Total loans	478,612	100.0	473,517	100.0
Less allowance for loan losses	6,323		5,915
Net loans	$ 472,289		$ 467,602

	September 30, 2011/
	December 31, 2010
	Change
(in thousands)	Amount	%
Real estate:
Residential	$ (4,668)	(2.5)
Commercial	9,462	6.2
Agricultural	(231)	(1.2)
Construction	(2,114)	(21.6)
Consumer	(205)	(1.8)
Commercial and other loans	(2,572)	(5.5)
State & political subdivision loans	5,423	11.1
Total loans	$ 5,095	1.1

Allowance for Loan Losses

The allowance for loan losses is maintained at a level, which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the nine months ended September 30, 2011 and for the years ended December 31, 2010, 2009, 2008, and 2007 (dollars in thousands):

	September 30,	December 31,
	2011	2010	2009	2008	2007
Balance
at beginning of period	$ 5,915	$ 4,888	$ 4,378	$ 4,197	$ 3,876
Charge-offs:
Real estate:
Residential	101	147	76	31	64
Commercial	29	53	236	36	6
Agricultural	-	-	1	20	-
Consumer	56	35	80	44	103
Commercial and other loans	6	173	153	115	13
Total loans charged-off	192	408	546	246	186
Recoveries:
Real estate:
Residential	-	4	1	6	2
Commercial	-	11	1	-	79
Agricultural	-	-	-	20	-
Consumer	45	45	52	19	52
Commercial and other loans	30	120	77	52	9
Total loans recovered	75	180	131	97	142

Net loans charged-off	117	228	415	149	44
Provision charged to expense	525	1,255	925	330	365
Balance at end of period	$ 6,323	$ 5,915	$ 4,888	$ 4,378	$ 4,197

Loans outstanding at end of period	$ 478,612	$ 473,517	$ 456,384	$ 432,814	$ 423,379
Average loans outstanding, net	$ 473,034	$ 468,620	$ 442,921	$ 423,382	$ 411,927
Non-performing assets:
Non-accruing loans (1)	$ 9,434	$ 11,853	$ 5,871	$ 2,202	$ 1,915
Accrual loans - 90 days or more past due	253	692	884	383	275
Total non-performing loans	$ 9,687	$ 12,545	$ 6,755	$ 2,585	$ 2,190
Foreclosed assets held for sale	948	693	302	591	203
Total non-performing assets	$ 10,635	$ 13,238	$ 7,057	$ 3,176	$ 2,393
Annualized net charge-offs to average loans	0.03%	0.05%	0.09%	0.04%	0.01%
Allowance to total loans	1.32%	1.25%	1.07%	1.01%	0.99%
Allowance to total non-performing loans	65.27%	47.15%	72.36%	169.36%	191.64%
Non-performing loans as a percent of loans
net of unearned income	2.02%	2.65%	1.48%	0.60%	0.52%
Non-performing assets as a percent of loans
net of unearned income	2.22%	2.80%	1.55%	0.73%	0.57%
(1)	Included in non-accruing loans as of September 30, 2011 and December 31, 2010, are troubled debt restructurings with balances of $5,681,000 and $130,000, respectively.

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2010 to September 30, 2011 in non-performing loans(dollars in thousands). Non-performing loans include those loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	September 30, 2011				December 31, 2010
		Non-Performing Loans				Non-Performing Loans
					30 - 90	90 Days
(in thousands)	30 - 90 Days Past Due	90 Days Past Due Accruing	Non-accrual	Total Non-Performing	Days Past Due	Past Due Accruing	Non-accrual	Total Non-Performing
Real estate:
Residential	$ 641	$ 124	$ 595	$ 719	$ 1,436	$ 220	$ 02	$ 722
Commercial	1,900	129	8,333	8,462	1,834	426	7,735	8,161
Agricultural	-	-	-	-	-	-	2,241	2,241
Construction	-	-	-	-	-	-	-	-
Consumer	19	-	-	-	87	6	1	7
Commercial and other loans	79	-	506	506	116	40	1,374	1,414
Total nonperforming loans	$ 2,639	$ 253	$9,434	$ 9,687	$ 3,473	$ 692	$11,853	$ 12,545

	Change in Non-Performing Loans
	September 30, 2011 /December 31, 2010
(in thousands)	Amount	%
Real estate:
Residential	$ (3)	(0.4)
Commercial	301	3.7
Agricultural	(2,241)	(100.0)
Construction	-	-
Consumer	(7)	(100.0)
Commercial and other loans	(908)	(64.2)
Total nonperforming loans	$ (2,858)	(22.8)

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

Management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate as of September 30, 2011.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, continued high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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
Change in volume and severity of past due loans
Volume of non-accrual loans
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
General economic conditions
Unemployment rates
Inflation / CPI
Changes in values of underlying collateral for collateral-dependent loans
•	Industry conditions including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses.
•	Existence and effect of any credit concentrations, and changes in the level of such concentrations

The balance in the allowance for loan losses was $6,323,000 or 1.32% of total loans as of September 30, 2011 as compared to $5,915,000 or 1.25% of loans as of December 31, 2010.  The $408,000 increase is a result of a $525,000 provision for the first nine months less net charge-offs of $117,000.  Gross charge-offs for the first nine months of 2011 were $192,000. Gross charge-offs for the first nine months of 2010 were $284,000 and for all of 2010 were $407,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of the nine months ended September 30, 2011 and for the years ended December 31, 2010, 2009, 2008 and 2007:

	September 30		December 31
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$ 825	37.7	$ 969	39.1	$ 801	42.7	$ 694	46.0	$ 599	47.7
Commercial, agricultural	4,162	37.7	3,380	36.2	2,864	33.6	2,303	28.8	2,128	27.7
Construction	14	1.6	22	2.1	20	1.2	5	2.6	-	2.7
Consumer	114	2.3	108	2.4	131	2.6	449	2.7	424	3.1
Commercial and other loans	689	9.3	983	10.0	918	9.7	807	8.8	736	8.2
State & political subdivision loans	120	11.4	137	10.1	93	10.1	19	11.1	22	10.6
Unallocated	399	N/A	316	N/A	60	N/A	101	N/A	288	N/A
Total allowance for loan losses	$ 6,323	100.0	$ 5,915	100.0	$ 4,888	100.0	$ 4,378	100.0	$ 4,197	100.0

For the nine month period ending September 30, 2011, we recorded a provision for loan losses of $525,000, which compares to $840,000 for the same time period in 2010.  The decrease is attributable to the decrease in non-performing loans in comparison to year end. Non-performing loans decreased $2.9 million or 22.8%, from December 31, 2010 to September 30, 2011 as a result of an agricultural customer returning to accrual status. Approximately 86.1% of the Bank’s non-performing loans are associated with the following three customer relationships:

•
A commercial customer with a total loan relationship of $5.6 million originally secured by 140 residential properties and one commercial building is considered non-accrual as of September 30, 2011. In the first quarter of 2011, the Company and Borrower entered into a forbearance agreement to restructure the debt. Under this agreement, the Bank received cash of $160,000 and additional collateral with an assessed value of approximately $1.2 million. In exchange, the Bank has agreed to accept payments based on new interest rates through February 2020 at which time the loans will be paid in full or will pay an increased rate for an 11 additional years.  As a result of the troubled debt restructuring, the Bank has a specific reserve of $76,000 as of September 30, 2011, which was based on the present value of the expected cash flows agreed to as part of the forbearance agreement. The loan has remained current during the entire time the agreement was negotiated and through October 2011.

•
A commercial customer with a relationship of approximately $1.8 million was placed on non-accrual status in the first quarter of 2011. During 2011, the Bank had to advance $299,000 on a standby letter of credit for the customer. $1.5 million of the relationship is subject to USDA guarantees. The current economic conditions related to the timber industry have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and guarantees and determined that a specific reserve allocation of $167,000 was required as of September 30, 2011 based on the appraised value of collateral.

•
A commercial customer with a relationship of approximately $1.0 million is considered non-accrual as of September 30, 2011. The current recessionary economic conditions have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and determined that a specific reserve allocation of $177,000 was required as of September 30, 2011 based on the appraised value of collateral. The customer has indicated a willingness to provide additional collateral, which management is currently evaluating, and terming the loan out over a five year period utilizing a twenty year amortization.

The decrease in loans 30-89 days past due is primarily the result of approximately $1.5 million of loans that were past due 30-89 days as of December 31, 2010 and which were placed on non-accrual status in 2011.

Management of the Bank believes that the allowance for loan losses is adequate, which is based on the following factors:

•
While non-performing loans are still higher than the Company’s historical levels, 57.5% of this balance is associated with one customer, whose debt was recently restructured and whose balances at October 31, 2011 were current. Additionally, in the first nine months of 2011, we have experienced a decrease in our non-performing assets of $2.9 million or 22.8% since December 31, 2010.

•	Net and gross charge-offs continue to be low in relation to the size of the Bank’s loan portfolio and compared to our peer group.

•
We have not experienced the significant decrease in the collateral values of local residential, commercial or agricultural real estate loan portfolios as seen in other parts of the country.  While parts of our market area were impacted by flooding in the third quarter, a review of the impacted collateral did not identify any widespread decreases in the collateral values. Additionally, real estate market values in our market area did not realize the significant, and sometimes speculative, increases as seen in other parts of the country.  As such, the collateral value of our real estate loans has not significantly deteriorated during 2011, 2010 or 2009. Finally, our market area is predominately centered in the Marcellus Shale natural gas exploration and drilling area. These natural gas exploration and drilling activities have significantly impacted the overall interest in real estate in our market area due to the related lease and royalty revenues associated with it.  The natural gas activities have had a positive impact on the value of local real estate.

Bank Owned Life Insurance

The Company purchased bank owned life insurance to offset future employee benefit costs.  As of September 30, 2011, the cash surrender value of this life insurance is $13,542,000, which has resulted in income recognized in the first nine months ended September 30, 2011 of $371,000 compared to $376,000 for the same period in 2010. The use of life insurance policies provides the Bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the individuals) provides partial recovery of cash outflows associated with the benefits.

Premises and Equipment

Premises and equipment decreased approximately $684,000 from $12.5 million at December 31, 2010 to $11.8 million at September 30, 2011. This occurred primarily as a result of depreciation for 2011 of $493,000, a sale of a branch building and equipment in July with a net book value of approximately $282,000, offset by purchases totaling approximately $101,000.

Deposits

Deposits increased $38.8 million or 5.7%, since December 31, 2010. The increase in deposits is due to several reasons. Our market continues to be impacted by the Marcellus Shale gas exploration activities and we have developed products specifically targeting those that have benefited from this activity.  Furthermore, our customers appear to be reluctant to invest in other financial markets again due to the turbulence, volatility and weak market conditions that have recently been experienced. Additionally, we believe that our historical financial performance, reputation as a strong, local community bank, acquisitions of local competitors from institutions outside of our general market area and our focus on developing relationships with the local municipalities has positioned the Company as a leading financial institution within our service area with the ability to meet our customers’ needs and expectations.

As of September 30, 2011, non-interest-bearing deposits, NOW accounts, savings accounts and money market deposit accounts, have all increased by $5.0 million, $16.1 million, $13.0 million, and $12.1 million, respectively, from December 31, 2010. Certificates of deposit have decreased $7.3 million since December 31, 2010, as a result of customers investing in other options in this low rate environment and decisions by management in managing our asset liability position and deposit pricing. As mentioned, oil and gas exploration has had an impact on this segment as well.  The Bank currently does not have any outstanding brokered certificates of deposit.

	September 30		December 31,
	2011		2010
(in thousands)	Amount	%	Amount	%
Non-interest-bearing deposits	$ 80,557	11.2	$ 75,589	11.1
NOW accounts	192,721	26.8	176,625	25.9
Savings deposits	74,660	10.4	61,682	9.1
Money market deposit accounts	62,252	8.6	50,201	7.4
Certificates of deposit	309,355	43.0	316,614	46.5
Total	$ 719,545	100.0	$ 680,711	100.0

	September 30, 2011/
	December 31, 2010
	Change
(in thousands)	Amount	%
Non-interest-bearing deposits	$ 4,968	6.6
NOW accounts	16,096	9.1
Savings deposits	12,978	21.0
Money market deposit accounts	12,051	24.0
Certificates of deposit	(7,259)	(2.3)
Total	$ 38,834	5.7

Borrowed Funds

Borrowed funds decreased $3.2 million during the first nine months of 2011. The majority of this decrease is the result of $7.0 million of FHLB advances maturing during the first nine months, which was replaced by $3.0 million of long-term advances. The Bank’s current strategy for borrowings is to consider replacing any maturities with five to ten year borrowings due to the current interest rate environment. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

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

In December, 2008, the Company entered into an interest rate swap agreement to convert the above mentioned floating-rate debt to fixed rate debt on a notional amount of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreement was entered into on December 17, 2008 and expires December 17, 2013.  The fair value of the interest rate swap at September 30, 2011 was a liability of $414,000 and is included within other liabilities on the Consolidated Balance Sheet.

 Stockholder’s Equity

We evaluate stockholders’ equity in relation to total assets and the risks associated with those assets.  The greater the capital resource, the more likely a corporation will meet its cash obligations and absorb unforeseen losses.  For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total stockholders’ equity was $78.9 million at September 30, 2011 compared to $68.7 million at December 31, 2010, an increase of $10.2 million or 14.8%.  Excluding accumulated other comprehensive income, stockholder’s equity increased $6.7 million, or 9.9%.  In the first nine months of 2011, the Company had net income of $9.4 million and paid dividends of $2.3 million, of which $200,000 was released from treasury stock for shareholder dividend reinvestment plans, representing a dividend payout ratio of 24.5%.  The Company purchased 18,253 shares of treasury stock at a weighted average cost of $35.47 per share and 3,968 shares awarded as part of the restricted stock plan at a weighted average cost of $37.35.

All of the Company’s investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments.  Accumulated other comprehensive income increased $3.5 million from December 31, 2010 as a result of market value fluctuations.

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

	September 30		December 31,
	2011		2010
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$ 79,552	16.07%	$ 72,371	14.97%
For capital adequacy purposes	39,606	8.00%	38,678	8.00%
To be well capitalized	49,508	10.00%	48,348	10.00%

Tier I capital (to risk-weighted assets)
Company	$ 73,275	14.80%	$ 66,327	13.72%
For capital adequacy purposes	19,803	4.00%	19,339	4.00%
To be well capitalized	29,705	6.00%	29,008	6.00%

Tier I capital (to average assets)
Company	$ 73,275	8.66%	$ 66,327	8.32%
For capital adequacy purposes	33,846	4.00%	31,890	4.00%
To be well capitalized	42,307	5.00%	39,862	5.00%

The Bank’s computed risk-based capital ratios are as follows (dollars in thousands):

	September 30		December 31,
	2011		2010
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$ 74,430	15.07%	$ 66,814	13.87%
For capital adequacy purposes	39,503	8.00%	38,551	8.00%
To be well capitalized	49,379	10.00%	48,189	10.00%

Tier I capital (to risk-weighted assets)
Bank	$ 68,228	13.82%	$ 60,899	12.64%
For capital adequacy purposes	19,752	4.00%	19,276	4.00%
To be well capitalized	29,627	6.00%	28,913	6.00%

Tier I capital (to average assets)
Bank	$ 68,228	8.08%	$ 60,899	7.65%
For capital adequacy purposes	33,785	4.00%	31,836	4.00%
To be well capitalized	42,231	5.00%	39,794	5.00%

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2011 (in thousands):

Commitments to extend credit	$88,171
Standby letters of credit	3,847
$92,018

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for personal. Effective in the third quarter of 2010, overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at September 30, 2011 was $12,352,000.  The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other significant uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures, including those for potential future branches during the first nine months of 2011 were $643,000, compared to $1.2 million during the same time period in 2010.  The acquisition of land in Lock Haven for possible future expansion accounted for most of the expenditure in 2011, while the construction of the new branch in Wellsboro, Pennsylvania accounted for the expenditures in 2010.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short-term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $243.6 million, of which $35.0 million was outstanding at September 30, 2011. Additionally, we have a Federal funds line totaling $10.0 million from a third party bank at market rates.  This line is not drawn upon. We also have borrower in custody line with the Federal Reserve Bank of approximately $14.3 million, which also is not drawn upon as of September 30, 2011.

Citizens Financial is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial’s primary source of income is dividends received from the Bank.  The Bank may not, under the National Bank Act, declare a dividend without approval of the OCC, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The Federal Reserve Board, the OCC and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At September 30, 2011, Citizens Financial had liquid assets of $3.8 million.

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

We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure.  Various analysis performed in the third quarter ranging from a decrease in interest rates of 100 to an increase in interest rates of 500 would have a minor impact on our Company's anticipated net interest income over the next twelve to twenty-four months.

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

(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. At September 30, 2011 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

7/1/11 to 7/31/11	-	$0.00	-	30,977
8/1/11 to 8/31/11	2,200	$36.50	2,200	28,777
9/1/11 to 9/30/11	10,168	$34.90	10,168	18,609
Total	12,368	$35.19	12,368	18,609

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
101 *
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Cash Flows (unaudited) and (v) related notes (unaudited).

_______________________________________________________________________________

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

Citizens Financial Services, Inc. (Registrant)

November 14, 2011	By:	/s/ Randall E. Black
By: Randall E. Black
Chief Executive Officer and President
(Principal Executive Officer)

November 14, 2011	By:	/s/ Mickey L. Jones
By: Mickey L. Jones
Chief Financial Officer
(Principal Accounting Officer)