Form 10-K
CITIZENS FINANCIAL SERVICES INC
filed 2012-03-08
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

■     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2011

or

□     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-13222

CITIZENS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	23-2265045
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
15 South Main Street, Mansfield, Pennsylvania	16933
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(570) 662-2121

Securities registered pursuant to Section 12(b) of the Act:	None

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
■  Yes     □  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer  ☐                                                                                     Accelerated filer  ■

Non-accelerated filer  ☐                                                                           Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
    □  Yes     ■  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $94,928,551 as of June 30, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,900,663 as of February 28, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference to the Registrant’s Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.

II

Citizens Financial Services, Inc. Form 10-K INDEX
Page
PART I
ITEM 1 – BUSINESS	1 – 6
ITEM 1A – RISK FACTORS	6 – 11
ITEM 1B – UNRESOLVED STAFF COMMENTS	11
ITEM 2 – PROPERTIES	11
ITEM 3 – LEGAL PROCEEDINGS	11
ITEM 4 – MINE SAFETY DISCLOSURES	11
PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	12 – 13
ITEM 6 – SELECTED FINANCIAL DATA	14
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	15 – 45
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	45
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	46 – 91
ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	92
ITEM 9A – CONTROLS AND PROCEDURES	92
ITEM 9B– OTHER INFORMATION	92
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	93
ITEM 11 – EXECUTIVE COMPENSATION	93
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	93 – 94
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	94
ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES	94
PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	95 – 96
SIGNATURES	97

III

PART I

ITEM 1 – BUSINESS.

CITIZENS FINANCIAL SERVICES, INC.

Citizens Financial Services, Inc. (the “Company”), a Pennsylvania corporation, was incorporated on April 30, 1984.  Simultaneous with the establishment of the Company in 1984, First Citizens National Bank (the “Bank”) became a wholly-owned subsidiary of the Company. In general, the Company is limited to owning or controlling banks and engaging in such other bank related activities. The Company is primarily engaged in the ownership and management of the Bank and the Bank’s wholly-owned insurance agency subsidiary, First Citizens Insurance Agency, Inc.

AVAILABLE INFORMATION

A copy of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current events reports on Form 8-K, and amendments to these reports, filed or furnished pursuant to Section 13(a) or 15(d)  of the Securities Exchange Act of 1934, as amended, are made available free of charge through the Company’s web site at www.firstcitizensbank.com as soon as reasonably practicable after such reports are filed with the Securities and Exchange Commission. Information on our website shall not be considered as incorporated by reference into this form 10-K.

FIRST CITIZENS NATIONAL BANK

The Bank’s main office is located at 15 South Main Street, Mansfield, (Tioga County) Pennsylvania.  The Bank’s primary market area consists of the Pennsylvania Counties of Bradford, Potter and Tioga in North Central Pennsylvania.  It also includes Allegany, Steuben, Chemung and Tioga Counties in Southern New York.  The economy of the Bank’s market area is diversified and includes manufacturing industries, wholesale and retail trade, service industries, family farms and the production of natural resources of gas and timber.  We are dependent geographically upon the economic conditions in north central Pennsylvania and the southern tier of New York.  In addition to the main office, the Bank has 16 other full service branch offices in its market area and a loan production office located in Clinton County, Pennsylvania.

The Bank is a full-service bank engaging in a broad range of banking activities and services for individual, business, governmental and institutional customers.  These activities and services principally include checking, savings, time and deposit accounts; real estate, commercial, industrial, residential and consumer loans; and a variety of other specialized financial services.  The Trust and Investment division of the Bank offers a full range of client investment, estate, mineral management and retirement services through First Citizens Insurance Agency, Inc.

As of December 31, 2011, the Bank employed 158 full time employees and 34 part-time employees, resulting in 176 full time equivalent employees at our corporate offices and other banking locations.

COMPETITION

The banking industry in the Bank’s service area continues to be extremely competitive, both among commercial banks and with financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies, credit unions and internet entities.  The increased competition has resulted from changes in the legal and regulatory guidelines as well as from economic conditions, specifically, the additional wealth resulting from the exploration of the Marcellus Shale in our primary market.  Mortgage banking firms, financial companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms and government sponsored agencies, such as Freddie Mac and Fannie Mae, provide additional competition for loans and other financial services.  The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Additional information related to our business and competition is included in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

SUPERVISION AND REGULATION

GENERAL

The Company is registered as a bank holding company and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (“FRB”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”).    The FRB has issued regulations under the BHCA that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks.  As a result, the FRB, pursuant to such regulations, may require the Company to use its resources to provide adequate capital funds to its bank subsidiary during periods of financial stress or adversity.

The BHCA prohibits the Company from acquiring direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of, any bank, or from merging or consolidating with another bank holding company, without prior approval of the FRB.  Additionally, the BHCA prohibits the Company from engaging in or from acquiring ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business, unless such business has been determined by the FRB to be so closely related to banking as to be a proper incident thereto or, for financial holding companies, to be financial in nature or incidental thereto.

The Bank is a national bank and a member of the Federal Reserve System, and its deposits are insured (up to applicable limits) by the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank is subject to regulation and examination by the Office of the Comptroller of the Currency (OCC), and to a much lesser extent, the FRB and the FDIC.  The Bank is also subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, and the interest that may be charged on loans, and limitations on the types of investments that may be made and the types of services that may be offered.  The Bank is subject to extensive regulation and reporting requirements in a variety of areas, including helping to prevent money laundering, to preserve financial privacy and to properly report late payments, defaults and denials of loan applications.  The Community Reinvestment Act, (“CRA”), as implemented by OCC regulations, provides that a national bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the OCC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain corporate applications by such institution, such as mergers and branching.  The Bank’s most recent rating was “Satisfactory.”  Various consumer laws and regulations also affect the operations of the Bank.  In addition to the impact of regulation, commercial banks are affected significantly by the actions of the FRB as it attempts to control the money supply and credit availability in order to influence the economy.

CHARTER CONVERSION

On January 17, 2012, the Bank submitted an application to the Pennsylvania Department of Banking to convert its charter from a national bank to a Pennsylvania-chartered bank and trust company.  Subject to regulatory approval, the Company expects the charter conversion to be completed in the second or third quarter of calendar year 2012.

THE DODD-FRANK ACT

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) has significantly changed the current bank regulatory structure and will affect into the immediate future the lending and investment activities and general operations of depository institutions and their holding companies.

The Dodd-Frank Act requires the FRB to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depository institutions; the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless (i) such securities are issued by bank holding companies with assets of less than $500 million or (ii) such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with extensive powers to implement and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks, among other things, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.

The Dodd-Frank Act created a new supervisory structure for oversight of the U.S. financial system, including the establishment of a new council of regulators, the Financial Stability Oversight Council, to monitor and address systemic risks to the financial system. Non-bank financial companies that are deemed to be significant to the stability of the U.S. financial system and all bank holding companies with $50 billion or more in total consolidated assets will be subject to heightened supervision and regulation. The FRB will implement prudential requirements and prompt corrective action procedures for such companies.

The Dodd-Frank Act made many other changes in banking regulation. Those include allowing depository institutions, for the first time, to pay interest on business checking accounts, requiring originators of securitized loans to retain a percentage of the risk for transferred loans, establishing regulatory rate-setting for certain debit card interchange fees and establishing a number of reforms for mortgage originations. Effective October 1, 2011, the debit-card interchange fee was capped at $0.21 per transaction, plus an additional 5 basis point charge to cover fraud losses. These fees are much lower than the current market rates. Although the regulation only impacts banks with assets above $10.0 billion, we believe that the provisions could result in a reduction in interchange revenue in the future.

The Dodd-Frank Act also broadened the base for FDIC insurance assessments. The FDIC was required to promulgate rules revising its assessment system so that it is based on the average consolidated total assets less tangible equity capital of an insured institution instead of deposits. That rule took effect April 1, 2011. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and provided for noninterest bearing transaction accounts with unlimited deposit insurance through December 31, 2012.

Many of the provisions of the Dodd-Frank Act are not yet effective, and the Dodd-Frank Act requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. It is therefore difficult to predict at this time what impact the Dodd-Frank Act and implementing regulations will have on the Company and the Bank. Although the substance and scope of many of these regulations cannot be determined at this time, particularly those provisions relating to the new Consumer Financial Protection Bureau, the Dodd-Frank Act and implementing regulations may have a material impact on operations through, among other things, increased compliance costs, heightened regulatory supervision, and higher interest expense.

CAPITAL ADEQUACY GUIDELINES

Bank holding companies are required to comply with the FRB's risk-based capital guidelines.  The required minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%.  At least half of the total capital is required to be “Tier 1 capital,” consisting principally of common shareholders' equity, less certain intangible assets.  The remainder (“Tier 2 capital”) may consist of certain preferred stock, a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, and a limited amount of the general loan loss allowance.  The risk-based capital guidelines are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities.

In addition to the risk-based capital guidelines, the FRB requires a bank holding company to maintain a leverage ratio of a minimum level of Tier 1 capital (as determined under the risk-based capital guidelines) equal to 3% of average total consolidated assets for those bank holding companies which have the highest regulatory examination ratings and are not contemplating or experiencing significant growth or expansion.  All other bank holding companies are required to maintain a ratio of at least 4%.  The Bank is subject to largely similar capital requirements adopted by the OCC.

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

REGULATORY RESTRICTIONS ON DIVIDENDS

The Bank may not, under the National Bank Act, declare a dividend without approval of the OCC, unless the dividend to be declared by the Bank's Board of Directors does not exceed the total of:  (i) the Bank's net profits for the current year to date, plus (ii) its retained net profits for the preceding two years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The FRB, the OCC and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend. Those rules also authorize the FRB to prohibit a bank holding company from paying dividends under certain circumstances if its subsidiary bank is undercapitalized.

Under these policies and subject to the restrictions applicable to the Bank, the Bank could have declared, during 2011, without prior regulatory approval, aggregate dividends of approximately $15.2 million, plus net profits earned to the date of such dividend declaration.

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

INSURANCE OF DEPOSIT ACCOUNTS

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (DIF) of the FDIC.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations.  Until recently, assessment rates ranged from seven to 77.5 basis points of assessable deposits.

On February 7, 2011, as required by the Dodd-Frank Act, the FDIC issued final rules, implementing changes to the assessment rules. The rule, which took effect April 1, 2011, changes the assessment base used for calculating deposit insurance assessments from deposits to total assets less tangible (Tier 1) capital. Since the new base is larger than the previous base, the FDIC also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. The range of adjusted assessment rates is now 2.5 to 45 basis points of the new assessment base. The rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which are thought to have greater access to nondeposit funding.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, in order to cover losses to the DIF.  That special assessment was collected on September 30, 2009.  In lieu of further special assessments, however, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  That prepayment, which included an assumed annual assessment base increase of 5%, was recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter thereafter, a charge to earnings is recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts.  That coverage was made permanent by the Dodd-Frank Act.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through June 30, 2012, or in some cases, December 31, 2012. The Dodd-Frank Act has provided for continued unlimited coverage for certain non-interest bearing accounts until December 31, 2012.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended December 31, 2011 averaged 0.925 basis points of assessable deposits.

The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC. The FDIC has recently exercised that discretion by establishing a long range fund ratio of 2%.

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

FEDERAL RESERVE SYSTEM

Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $58.8 million or less (subject to adjustment by the FRB), the reserve requirement is 3%; for amounts greater than $58.8 million, the reserve requirement is 10% (subject to adjustment by the FRB between 8% and 14%). The first $10.7 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements.

ACQUISITION OF THE HOLDING COMPANY

Under the Federal Change in Bank Control Act (the “CIBCA”), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company’s shares of outstanding common stock, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the FRB generally has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by the Company and the Bank, and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain “control” of the Company within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25% or more of any class of voting securities of the Company or the ability to control in any manner the election of a majority of the Company’s directors. An existing bank holding company would be required to obtain the FRB’s prior approval under the BHCA before acquiring more than 5% of the Company’s voting stock.

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

A return of recessionary conditions in our national economy and, in particular, local economy could continue to increase our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and, in particular, our local market area as a result of our geographic concentration of lending activities. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally, and in our market area in particular. Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. While our primary market area was not affected by the recessionary conditions as much as the United States generally, our primary market area was negatively impacted by the downturn in the economy and experienced increased unemployment levels and a softening of the local real estate market, including reductions in local property values.

Concerns over the United States’ credit rating (which was downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators, have contributed to increased volatility in the capital markets and diminished expectations for the economy. A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. In particular, unlike larger financial institutions that are more geographically diversified, our profitability depends on the general economic conditions in our primary market area. Most of our loans are secured by real estate or made to businesses in the localities in which we have offices. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would reduce our earnings. The economic downturn could also result in reduced demand for credit or fee-based products and services, which would negatively impact our revenues.

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

When we loan money we incur the risk that our borrowers do not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. A decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the OCC, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OCC after a review of the information available at the time of its examination. Our allowance for loan losses amounted to $6.5 million, or 1.33% of total loans outstanding and 68.7% of nonperforming loans, at December 31, 2011. Our allowance for loan losses at December 31, 2011 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at December 31, 2011, we had a total of 14 loan relationships with outstanding balances that exceeded $3.0 million, 13 of which were performing according to their original terms. However, the deterioration of one or more of these loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

Our emphasis on commercial real estate, agricultural and construction lending may expose us to increased lending risks.

At December 31, 2011, we had $165.8 million in loans secured by commercial real estate, $19.2 million in agricultural loans and $8.5 million in construction loans.  Commercial real estate loans, agricultural and construction loans represented 34.0%, 3.9% and 1.7%, respectively, of our loan portfolio.  At December 31, 2011, we had $4.1 million of reserves specifically allocated to these loan types.  While commercial real estate, agricultural  and construction loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio monthly and at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2011, our investment portfolio included available for sale investment securities with a carrying value of $308.8 million and a fair value of $318.8 million, which included unrealized losses on 9 securities totaling $39,000.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down theses securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

The Company’s financial condition and results of operations are dependent on the economy in the Bank’s market area.

The Bank’s primary market area consists of the Pennsylvania Counties of Bradford, Potter and Tioga in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga Counties in Southern New York.  As of December 31, 2011, management estimates that approximately 92.8% of deposits and 81.7% of loans came from households whose primary address is located in the Bank’s market area.  Because of the Bank’s concentration of business activities in its market area, the Company’s financial condition and results of operations depend upon economic conditions in its market area.  Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.  Conditions such as inflation, recession, unemployment, high interest rates and short money supply and other factors beyond our control may adversely affect our profitability.  We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the States of Pennsylvania and New York could adversely affect the value of our assets, revenues, results of operations and financial condition.  Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Increased and/or special FDIC assessments will hurt our earnings

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the DIF. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In lieu of imposing a special assessment, in the fourth quarter of 2009, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $2.8 million of which $1.4 million as of December 31, 2011 remain to be charged against future earnings. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

Financial reform legislation recently enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

The recently enacted Dodd-Frank Act has and will continue to change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires the FRB to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months of the date of enactment of the Dodd-Frank Act that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10.0 billion in assets. Banks and savings institutions with $10.0 billion or less in assets will be examined by their applicable bank regulators.

In addition, the Dodd-Frank Act increased stockholder influence over boards of directors by requiring certain public companies to give stockholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s proxy materials.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years. While it is difficult to anticipate the overall impact of the Dodd-Frank Act on us and the financial service industry, it is expected that at a minimum it will increase our operating costs.

The Company and the Bank operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

The Bank is subject to extensive regulation, supervision and examination by the OCC, our chartering authority, and by the FDIC, as insurer of its deposits.  The Company is subject to regulation and supervision by the FRB.  Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of the Bank.  The regulation and supervision by the OCC, the FRB and the FDIC are not intended to protect the interests of investors in the Company’s common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Strong competition within the Bank’s market area could hurt profits and slow growth.

The Bank faces intense competition both in making loans and attracting deposits.  This competition has made it more difficult for the Bank to make new loans and at times has forced the Bank to offer higher deposit rates.  Price competition for loans and deposits might result in the Bank earning less on loans and paying more on deposits, which would reduce net interest income.  Competition also makes it more difficult to increase loans and deposits.  As of June 30, 2011, which is the most recent date for which information is available, we held 35.5% of the deposits in Bradford, Potter and Tioga Counties, Pennsylvania, which was the largest share of deposits out of eight financial institutions with offices in the area, and 7.2% of the deposits in Allegany County, New York, which was the fourth largest share of deposits out of five financial institutions with offices in this area.  Competition also makes it more difficult to hire and retain experienced employees.  Some of the institutions with which the Bank competes have substantially greater resources and lending limits than the Bank has and may offer services that the Bank does not provide.  Management expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  The Bank’s profitability depends upon its continued ability to compete successfully in its market area.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2 – PROPERTIES.

The headquarters of the Company and Bank are located at 15 South Main Street, Mansfield, Pennsylvania. The building contains the central offices of the Company and Bank. Our bank owns fourteen banking facilities, leases five other facilities and owns an additional vacant property for a possible future branch expansion. All buildings owned by the Bank are free of any liens or encumbrances.

The net book value of owned banking facilities and leasehold improvements totaled $11,036,000 as of December 31, 2011.  The properties are adequate to meet the needs of the employees and customers. We have equipped all of our facilities with current technological improvements for data processing.

ITEM 3 - LEGAL PROCEEDINGS.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's stock is not listed on any stock exchange, but it is quoted on the OTC Bulletin Board under the trading symbol CZFS.  Prices presented in the table below are bid prices between broker-dealers published by the OTC Bulletin Board and the Pink Sheets Electronic Quotation Service.  The prices do not include retail markups or markdowns or any commission to the broker-dealer.  The bid prices do not necessarily reflect prices in actual transactions.  Cash dividends are declared on a quarterly basis and are summarized in the table below (also see dividend restrictions in Note 15 of the consolidated financial statements).

			Dividends			Dividends
	2011		declared	2010		declared
	High	Low	per share	High	Low	per share
First quarter	$ 45.00	$ 35.00	$ 0.260	$ 29.50	$ 25.50	$ 0.250
Second quarter	38.01	36.50	0.265	29.50	26.50	0.255
Third quarter	40.00	33.00	0.265	33.50	27.00	0.255
Fourth quarter	36.65	32.75	0.370	40.00	32.00	0.335

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

Under the Pennsylvania Business Corporation Law of 1988, the Company may pay dividends only if, after payment, the Company would be able to pay debts as they become due in the usual course of our business and total assets will be greater than the sum of total liabilities.  The FRB has issued a policy statement regarding the payment of dividends by bank holding companies.  In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition.  The FRB’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary.  Furthermore, the FRB has authority to prohibit a bank holding company from paying a capital distribution where a subsidiary bank is undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

The Company distributed a 1% stock dividend on July 29, 2011 to all shareholders of record as of July 15, 2011.

As of February 28, 2012, the Company had approximately 1,548 stockholders of record.  The computation of stockholders of record excludes individual participants in securities positions listings. The following table presents information regarding the Company’s stock repurchases during the three months ended December 31, 2011:

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)(2)
10/1/11 to 10/31/11	-	-	-	18,609
11/1/11 to 11/30/11	-	-	-	18,609
12/1/11 to 12/31/11	5,994	$34.02	5,994	12,615
Total	5,994	$34.02	5,994	12,615

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

(2)
On January 17, 2012, the Company announced that the Board of Directors authorized the Company to repurchase up to an additional 140,000 shares.  The repurchases will be conducted through open-market purchases or privately negotiated transactions and will be made from time to time depending on market conditions and other factors.  No time limit was placed on the duration of the share repurchase program.  Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Set forth below is a line graph comparing the yearly dollar changes in the cumulative shareholder return on the Company’s common stock against the cumulative total return of the S&P 500 Stock index, NASDAQ Bank Index, and SNL Mid-Atlantic Bank Index for the period of seven fiscal years assuming the investment of $100.00 on December 31, 2004 and assuming the reinvestment of dividends. The shareholder return shown on the graph below is not necessarily indicative of future performance and was obtained from SNL Financial LC, Charlottesville, VA.

ITEM 6 - SELECTED FINANCIAL DATA.

The following table sets forth certain financial data as of and for each of the years in the five year period ended December 31, 2011:

(in thousands, except share data)	2011	2010	2009	2008	2007
Interest income	$ 38,293	$ 39,000	$ 38,615	$ 37,238	$ 36,024
Interest expense	9,683	11,340	13,231	14,058	16,922
Net interest income	28,610	27,660	25,384	23,180	19,102
Provision for loan losses	675	1,255	925	330	365
Net interest income after provision
for loan losses	27,935	26,405	24,459	22,850	18,737
Non-interest income	6,695	6,269	5,963	5,448	5,269
Investment securities gains (losses), net	334	99	139	(4,089)	(29)
Non-interest expenses	18,522	18,115	18,014	16,080	15,469
Income before provision for income taxes	16,442	14,658	12,547	8,129	8,508
Provision for income taxes	3,610	3,156	2,683	1,224	1,772
Net income	$ 12,832	$ 11,502	$ 9,864	$ 6,905	$ 6,736

Per share data:
Net income (1)	$ 4.40	$ 3.93	$ 3.37	$ 2.35	$ 2.28
Cash dividends declared (1)	1.16	1.08	1.01	0.96	0.86
Stock dividend	1%	1%	1%	1%	1%
Book value (1) (2)	26.36	23.16	20.31	17.99	16.64

End of Period Balances:
Total assets	$ 878,567	$ 812,526	$ 729,477	$ 668,612	$ 591,029
Total investments	318,823	251,303	198,582	174,139	120,802
Loans	487,509	473,517	456,384	432,814	423,379
Allowance for loan losses	6,487	5,915	4,888	4,378	4,197
Total deposits	733,993	680,711	605,559	546,680	456,028
Total borrowings	53,882	55,996	54,115	61,204	80,348
Stockholders' equity	81,468	68,690	61,527	52,770	48,528

Key Ratios
Return on assets (net income to average total assets)	1.52%	1.50%	1.42%	1.13%	1.16%
Return on equity (net income to average total equity)	17.86%	18.13%	17.65%	13.51%	14.38%
Equity to asset ratio (average equity to average total assets,
excluding other comprehensive income)	8.49%	8.25%	8.02%	8.33%	8.10%
Net interest margin	3.94%	4.19%	4.23%	4.36%	3.82%
Efficiency	46.23%	47.96%	51.91%	50.91%	56.89%
Dividend payout ratio (dividends declared divided by net income)	26.30%	27.50%	29.92%	40.77%	37.86%
Tier 1 leverage	8.83%	8.32%	8.15%	7.91%	8.20%
Tier 1 risk-based capital	14.94%	13.72%	12.69%	12.02%	11.94%
Total risk-based capital	16.23%	14.97%	13.77%	13.06%	13.00%
Nonperforming assets/total loans	2.11%	2.80%	1.55%	0.73%	0.57%
Nonperforming loans/total loans	1.94%	2.65%	1.48%	0.60%	0.52%
Allowance for loan losses/total loans	1.33%	1.25%	1.07%	1.01%	0.99%
Net charge-offs/average loans	0.02%	0.05%	0.09%	0.04%	0.01%

(1) Amounts were adjusted to reflect stock dividends.
(2) Calculation excludes accumulated other comprehensive income.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CAUTIONARY STATEMENT

We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Company, the Bank, First Citizens Insurance Agency, Inc. or the Company on a consolidated basis. When we use words such as “believes,” “expects,” “anticipates,” or similar expressions, we are making forward-looking statements.  Forward-looking statements may prove inaccurate. For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements:

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

·
Similarly, customers dependent on the exploration and drilling of the natural gas reserves may be dependent on the market price of natural gas.  As a result, decreases in the market price of natural gas could also negatively impact our customers.

Additional factors are discussed in this Annual Report on Form 10-K under “Item 1A. Risk Factors.”  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

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

Our Company currently engages in the general business of banking throughout our service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 19 banking facilities, 17 of which operate as bank branches.  In Pennsylvania, these offices are located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Wellsboro Weis Market store and the Mansfield Wal-Mart Super Center.  In New York, our office is in Wellsville.  We also have a loan production office in Lock Haven, Pennsylvania.

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

Regulatory risk represents the possibility that a change in law, regulations or regulatory policy may have a material effect on the business of the Company and its subsidiary.  We cannot predict what legislation might be enacted or what regulations might be adopted, or if adopted, the effect thereof on our operations.  We cannot anticipate additional requirements or additional compliance efforts regarding the Bank Secrecy Act or USA Patriot Act, or regulatory burdens regarding the ever increasing information theft and fraudulent activities impacting our customers and the banking industry in general.

Readers should carefully review the risk factors described in other documents our Company files with the SEC, including the annual reports on Form 10-K, the quarterly reports on Form 10-Q and any current reports on Form 8-K filed by us.

TRUST AND INVESTMENT SERVICES; OIL AND GAS SERVICES

Our Investment and Trust Division is committed to helping our customers meet their financial goals.  The Trust Division offers professional trust administration, investment management services, estate planning and administration, custody of securities and individual retirement accounts.  Assets held by the Bank in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Bank. As of December 31, 2011 and 2010, non-deposit investment products under management totaled $78.1 million and $70.1 million, respectively.  Additionally, as summarized in the table below, the Trust Department had assets under management as of December 31, 2011 and 2010 of $94.7 million and $95.1 million, respectively.  The decrease in assets under management is due to changing market valuations partially offset by net new additions of accounts of $4.1 million.

(market values - in thousands)	2011	2010
INVESTMENTS:
Bonds	$ 20,688	$ 20,503
Stock	21,500	21,700
Savings and Money Market Funds	18,411	14,189
Mutual Funds	32,780	36,617
Mortgages	723	879
Real Estate	570	1,243
Miscellaneous	-	1
TOTAL	$ 94,672	$ 95,132
ACCOUNTS:
Trusts	27,485	29,901
Guardianships	648	1,401
Employee Benefits	33,022	33,358
Investment Management	30,623	29,975
Custodial	2,894	497
TOTAL	$ 94,672	$ 95,132

Our financial consultants offer full service brokerage services throughout the Bank’s market area.  Appointments can be made at any Bank branch.  The financial consultants provide financial planning with their choice of mutual funds, annuities, health and life insurance.  These products are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.

In addition to the trust and investment services offered we have created an oil and gas division, which serves as a network of experts to assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management.  We have partnered with a professional firm to provide mineral management expertise and services to customers in our market who have been impacted by the Marcellus Shale exploration and drilling activities. Through this relationship, we are able to assist customers negotiate lease payments and royalty percentages, protect their property, resolve leasing issues, account for and ensure the accuracy of royalty checks, distribute revenue to satisfy investment objectives and provide customized reports outlining payment and distribution information.

RESULTS OF OPERATIONS

Net income for the twelve months ended December 31, 2011 was $12,832,000, which represents an increase of $1,330,000, or 11.6%, when compared to the 2010 related period.  Net income for the twelve months ended December 31, 2010 totaled $11,502,000, an increase of $1,638,000 from the 2009 related period.  Earnings per share were $4.40, $3.93 and $3.37 for the years ended 2011, 2010 and 2009, respectively.

The following table sets forth certain performance ratios of our Company for the periods indicated:

	2011	2010	2009
Return on Assets (net income to average total assets)	1.52%	1.50%	1.42%
Return on Equity (net income to average total equity)	17.86%	18.13%	17.65%
Dividend Payout Ratio (dividends declared divided by net income)	26.30%	27.50%	29.91%
Equity to Asset Ratio (average equity to average total assets, excluding other comprehensive income)	8.49%	8.25%	8.02%

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

The following table sets forth our Company’s average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created:

	Analysis of Average Balances and Interest Rates (1)
	2011			2010				2009
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	30,508	81	0.27	31,495	90	0.29	21,496	43	0.20
Total short-term investments	30,508	81	0.27	31,495	90	0.29	21,496	43	0.20
Investment securities:
Taxable	198,908	4,630	2.33	147,242	4,923	3.34	131,620	6,072	4.61
Tax-exempt (3)	90,794	5,555	6.12	69,928	4,463	6.38	51,588	3,325	6.45
Total investment securities	289,702	10,185	3.52	217,170	9,386	4.32	183,208	9,397	5.13
Loans:
Residential mortgage loans	188,437	12,833	6.81	201,842	14,254	7.06	203,526	14,743	7.24
Commercial & agricultural loans	223,586	14,297	6.39	208,596	13,903	6.67	182,326	12,606	6.91
Loans to state & political subdivisions (3)	52,113	2,709	5.20	46,719	2,750	5.89	46,415	2,844	6.13
Other loans	10,836	921	8.49	11,463	994	8.67	11,484	1,020	8.88
Loans, net of unearned fees (2)(3)(4)	474,972	30,760	6.48	468,620	31,901	6.81	443,751	31,213	7.03
Total interest-earning assets	795,182	41,026	5.16	717,285	41,377	5.77	648,455	40,653	6.27
Cash and due from banks	9,996			9,537			9,315
Bank premises and equipment	12,121			12,659			11,876
Other assets	28,816			29,311			27,408
Total non-interest earning assets	50,933			51,507			48,599
Total assets	846,115			768,792			697,054
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	190,810	919	0.48	155,157	1,020	0.66	123,225	971	0.79
Savings accounts	71,205	195	0.27	55,241	166	0.30	46,457	147	0.32
Money market accounts	57,742	299	0.52	46,878	259	0.55	42,186	337	0.80
Certificates of deposit	312,284	6,531	2.09	320,504	8,115	2.53	305,777	9,767	3.19
Total interest-bearing deposits	632,041	7,944	1.26	577,780	9,560	1.65	517,645	11,222	2.17
Other borrowed funds	55,483	1,739	3.13	54,071	1,780	3.29	58,133	2,009	3.46
Total interest-bearing liabilities	687,524	9,683	1.41	631,851	11,340	1.79	575,778	13,231	2.30
Demand deposits	79,086			65,654			56,628
Other liabilities	7,637			7,841			8,754
Total non-interest-bearing liabilities	86,723			73,495			65,382
Stockholders' equity	71,868			63,446			55,894
Total liabilities & stockholders' equity	846,115			768,792			697,054
Net interest income		31,343			30,037			27,422
Net interest spread (5)			3.75%			3.98%			3.97%
Net interest income as a percentage
of average interest-earning assets			3.94%			4.19%			4.23%
Ratio of interest-earning assets
to interest-bearing liabilities			1.16			1.14			1.13

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

Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the 34% Federal statutory rate.  Accordingly, tax equivalent adjustments for investments and loans have been made accordingly to the previous table for the years ended December 31, 2011, 2010 and 2009, respectively (in thousands):

	2011	2010	2009
Interest and dividend income from investment
securities and short-term investments (non-tax adjusted)	$ 8,377	$ 7,958	$ 8,310
Tax equivalent adjustment	1,889	1,518	1,130
Interest and dividend income from investment
securities and short-term investments (non-tax adjusted)	$ 10,266	$ 9,476	$ 9,440

	2011	2010	2009
Interest and fees on loans (non-tax adjusted)	$ 29,916	$ 31,042	$ 30,305
Tax equivalent adjustment	844	859	908
Interest and fees on loans (tax equivalent basis)	$ 30,760	$ 31,901	$ 31,213

	2011	2010	2009
Total interest income	$ 38,293	$ 39,000	$ 38,615
Total interest expense	9,683	11,340	13,231
Net interest income	28,610	27,660	25,384
Total tax equivalent adjustment	2,733	2,377	2,038
Net interest income (tax equivalent basis)	$ 31,343	$ 30,037	$ 27,422

The following table shows the tax-equivalent effect of changes in volume and rates on interest income and expense (in thousands):

Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis (1)

	2011 vs. 2010 (1)			2010 vs. 2009 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ (3)	$ (6)	$ (9)	$ 25	$ 22	$ 47
Investment securities:
Taxable	1,446	(1,739)	(293)	870	(2,019)	(1,149)
Tax-exempt	1,268	(176)	1,092	1,171	(33)	1,138
Total investment securities	2,714	(1,915)	799	2,041	(2,052)	(11)
Total investment income	2,711	(1,921)	790	2,066	(2,030)	36
Loans:
Residential mortgage loans	(925)	(496)	(1,421)	(121)	(368)	(489)
Commercial & agricultural loans	906	(512)	394	1,729	(432)	1,297
Loans to state & political subdivisions	300	(341)	(41)	19	(113)	(94)
Other loans	(54)	(19)	(73)	(2)	(24)	(26)
Total loans, net of unearned fees	227	(1,368)	(1,141)	1,625	(937)	688
Total Interest Income	2,938	(3,289)	(351)	3,691	(2,967)	724
Interest Expense:
Interest-bearing deposits:
NOW accounts	205	(306)	(101)	136	(87)	49
Savings accounts	42	(13)	29	26	(7)	19
Money market accounts	55	(15)	40	45	(123)	(78)
Certificates of deposit	(203)	(1,381)	(1,584)	501	(2,153)	(1,652)
Total interest-bearing deposits	99	(1,715)	(1,616)	708	(2,370)	(1,662)
Other borrowed funds	48	(89)	(41)	(137)	(92)	(229)
Total interest expense	147	(1,804)	(1,657)	571	(2,462)	(1,891)
Net interest income	$ 2,791	$ (1,485)	$ 1,306	$ 3,120	$ (505)	$ 2,615
 (1) The portion of total change attributable to both volume and rate changes, which cannot be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

2011 vs. 2010

Tax equivalent net interest income for 2011 was $31,343,000 compared with $30,037,000 for 2010, an increase of $1,306,000 or 4.3%. The largest driver of this increase was a decrease in interest expense of $1,657,000. The average rate on interest bearing liabilities decreased from 1.79% to 1.41% in 2011, which had the effect of decreasing interest expense by $1,804,000. The increased volume of interest-bearing liabilities of $55.7 million generated an increase in interest expense of $147,000. The increased volume of interest earning assets of $77.9 million generated an increase in interest income of $2,938,000.  The average rate on interest earning assets decreased from 5.77% in 2010 to 5.16% in 2011, which had the effect of decreasing interest income by $3,289,000.

Total tax equivalent interest income from investment securities increased $799,000 in 2011 from 2010.  The average balance of investment securities increased $72.5 million, which had an effect of increasing interest income by $2,714,000 due to volume.  The average tax-effected yield on our investment portfolio decreased from 4.32% in 2010 to 3.52% in 2011.  This had the effect of decreasing interest income by $1,915,000 due to rate, the majority of which was related to taxable securities whose yield decreased from 3.34% in 2010 to 2.33% in 2011. The Company’s strategy in 2011 was to invest available funds primarily in shorter term, one-time callable agency securities that offer higher coupon rates, as well as agency securities that mature in two to four years and longer term municipal securities. During 2011 as part of this strategy, we purchased $125.8 million of U.S. agency obligations and $27.9 million of municipal obligations.  While this strategy resulted in a decrease in the overall yield on our investments, it was implemented to stabilize the effective duration and average life of the portfolio in an upward rate environment.  The shorter term investments, while having lower yields, are intended to provide sufficient cash flows that will permit reinvestment opportunities as market conditions improve.

Loan income decreased $1.1 million in 2011 from 2010.  The average balance of our loan portfolio increased by $6.4 million in 2011 compared to 2010 resulting in an increase in interest income of $227,000 due to volume.  Offsetting this was a decrease in yield on total loans from 6.81% in 2010 to 6.48% in 2011 resulting in a decrease in interest income of $1,368,000 due to rate.

Interest income on residential mortgage loans decreased $1,421,000, of which $925,000 was due to volume and $496,000 was due to rate. The average balance decreased $13.4 million due to the fact that more customers are qualifying for conforming loans, which the Bank  typically sells and local economic conditions related to the exploration of the Marcellus Shale, which has limited the borrowing needs of some of the residents in our primary market. Due to the lower rates typically associated with conforming mortgages, the Company has sold them to minimize interest rate risk in rising rate environments. The Company continues to strive to be the top mortgage lender within our service area by providing competitive products and exemplary service to our customers. During 2011, conforming loans totaling $9,583,000 were closed and sold due to the continuing historically low residential mortgage rates offered during 2011. The average balance of commercial and agricultural loans increased $15.0 million from 2010 to 2011 as we continue to focus on this segment of the loan portfolio. This had a positive impact of $906,000 on total interest income due to volume. Offsetting this, the average yield on commercial and agricultural loans decreased from 6.67% in 2010 to 6.39% in 2011, decreasing interest income by $512,000. The decreasing yield was the result of competitive pressures to obtain and retain quality credits in the current economic environment. The average balance of loans to state and political subdivisions increased $5.4 million from 2011 to 2010 primarily as a result of municipalities in our area borrowing funds to ensure compliance with U.S. Environmental Protection Agency laws and regulations impacting the Chesapeake Bay watershed. This had a positive impact of $300,000 on total interest income due to volume. Offsetting this, the average tax equivalent yield on loans to state and political subdivisions decreased from 5.89% in 2010 to 5.20% in 2011, decreasing interest income by $341,000. The decreasing yield was largely due to competitive pressures to obtain and retain quality credits in the current economic environment

Total interest expense decreased $1,657,000 in 2011 compared to 2010.  The decrease is primarily attributable to a change in rate from 1.79% in 2010 to 1.41% in 2011, which had the effect of decreasing interest expense by $1,804,000. The continued low interest rate environment prompted by the Federal Reserve and current economic conditions had the effect of decreasing our short-term borrowing costs as well as rates on all deposit products. While the Company’s rates on deposit products are below historical averages they are competitive with rates paid by other institutions in the marketplace. The average balance of interest bearing liabilities increased $55.7 million from 2010 to 2011.  This had the effect of increasing interest expense by $147,000 due to volume.

The average balance of certificates of deposit decreased $8.2 million causing a decrease in interest expense of $203,000.  In addition, there was a decrease in the rate on certificates of deposit from 2.53% to 2.09% resulting in a decrease in interest expense of $1,381,000.  The average balance of NOW accounts also increased $35.7 million accounting for an increase of $205,000 in interest expense. The change in rate from 66 basis points to 48 basis points, contributed to an offset in interest expense of $306,000 resulting in an overall decrease of $101,000.

Our net interest spread for 2011 was 3.75% compared to 3.98% in 2010.  The current economic situation has resulted in a flattening of the short term portion of the yield curve. Should long-term interest rates move in such a way that results in a further flattened or inverted yield curve, we would anticipate additional pressure on our margin.

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

Total tax equivalent interest income from investment securities decreased $11,000 in 2010 from 2009.  The average balance of investment securities increased $34.0 million, which had an effect of increasing interest income by $2,041,000 due to volume.  The average tax-effected yield on our investment portfolio decreased from 5.13% in 2009 to 4.32% in 2010.  This had the effect of decreasing interest income by $2,052,000 due to rate, the majority of which was related to taxable securities whose yield decreased from 4.61% in 2009 to 3.34% in 2010. The Company’s strategy in 2010 was to invest available funds primarily in shorter term, one-time callable agency securities that offer higher coupon rates, as well as agency securities that mature in two to four years and longer term municipal securities. During 2010 as part of that strategy, we purchased $86.0 million of U.S. agency obligations and $21.9 million of municipal obligations.

Loan income increased $688,000 in 2010 from 2009.  The average balance of our loan portfolio increased by $24.9 million in 2010 compared to 2009 resulting in an increase in interest income of $1,625,000 due to volume.  Offsetting this was a decrease in yield on total loans from 7.03% in 2009 to 6.81% in 2010 resulting in a decrease in interest income of $937,000 due to rate.

Interest income on residential mortgage loans decreased $489,000, of which $121,000 was due to volume and $368,000 was due to rate. The average balance decreased $1.7 million due to the fact that more customers qualified for conforming loans, which the Bank  sold, and local economic conditions related to the exploration of the Marcellus Shale, which limited the borrowing needs of some of the residents in our primary market. During 2010, conforming loans totaling $16,243,000 were closed and sold due to the continuing historically low residential mortgage rates offered during 2010. The average balance of commercial and agricultural loans increased $26.3 million from 2009 to 2010 primarily due to our emphasis to grow this segment of the loan portfolio. This had the positive impact of $1,729,000 on total interest income due to volume. Offsetting this, the average yield on commercial and agricultural loans decreased from 6.91% in 2009 to 6.67% in 2010, decreasing interest income by $432,000 due to rate. The decreasing yield was the result of competitive pressures to obtain and retain quality credits in the current economic environment.

Total interest expense decreased $1,891,000 in 2010 compared to 2009.  The decrease is primarily attributable to a change in rate from 2.30% in 2009 to 1.79% in 2010, which had the effect of decreasing interest expense by $2,462,000. The low interest rate environment supported by the Federal Reserve had the effect of decreasing our short-term borrowing costs as well as rates on deposit products, including shorter-term certificates of deposit and rate sensitive NOW and money market accounts. The average balance of interest bearing liabilities increased $56.1 million from 2009 to 2010.  This had the effect of increasing interest expense by $571,000 due to volume.

The average balance of certificates of deposit increased $14.7 million causing an increase in interest expense of $501,000.  Offsetting the increase in average balance was a decrease in the rate on certificates of deposit from 3.19% to 2.53% resulting in a decrease in interest expense of $2,153,000.  The average balance of NOW accounts also increased $31.9 million accounting for an increase of $136,000 in interest expense. The change in rate from 79 basis points to 66 basis points, contributed to an offset in interest expense of $87,000 resulting in an overall increase of $49,000. The average balance of Money Market accounts increased $4.7 million accounting for an increase of $45,000 in interest expense. The change in rate from 80 basis points to 55 basis points also contributed to a decrease in interest expense of $123,000 resulting in an overall decrease of $78,000.  The average balance of borrowed funds decreased by $4.1 million as the Company’s need for these funds decreased due to the increased deposit balances. This resulted in a decrease in interest expense of $137,000.  The average interest rate paid on borrowed funds also decreased by 17 basis points accounting for a decrease in interest expense of $92,000 due to rate.

Our net interest spread for 2010 was 3.98% compared to 3.97% in 2009.

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2011, we recorded a provision for loan losses of $675,000, which represents a decrease of $580,000 or 46.2% over the same time period in 2010.  The decrease in the provision for loan losses is the result of improving conditions of the Company’s loan portfolio and the current economic conditions in the Company’s primary market place, as of December 31, 2011, which have impacted management's quarterly review of the allowance for loan losses (see also “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

For the year ended December 31, 2010, we recorded a provision for loan losses of $1,255,000, which represented an increase of $330,000 over the same time period in 2009.  This was due to the economic conditions in place at that time and the increase in non-performing loans as of December 31, 2010 in comparison to December 31, 2009.

NON-INTEREST INCOME

The following table reflects non-interest income by major category for the periods ended December 31 (dollars in thousands):

	2011	2010	2009
Service charges	$ 4,380	$ 3,997	$ 3,867
Trust	665	542	521
Brokerage and insurance	352	439	284
Investment securities gains, net	334	99	139
Gains on loans sold	208	341	430
Earnings on bank owned life insurance	498	504	492
Other	592	446	369
Total	$ 7,029	$ 6,368	$ 6,102

	2011/2010		2010/2009
	Change		Change
	Amount	%	Amount	%
Service charges	$ 383	9.6	$ 130	3.4
Trust	123	22.7	21	4.0
Brokerage and insurance	(87)	(19.8)	155	54.6
Investment securities gains, net	235	237.4	(40)	(28.8)
Gains on loans sold	(133)	(39.0)	(89)	(20.7)
Earnings on bank owned life insurance	(6)	(1.2)	12	2.4
Other	146	32.7	77	20.9
Total	$ 661	10.4	$ 266	4.4

2011 vs. 2010

Non-interest income increased $661,000 in 2011 from 2010, or 10.4%.  We recorded investment securities gains totaling $334,000 compared with net gains of $99,000 in 2010. During 2011, we elected to sell three agency securities, thirteen mortgage backed securities, portions of two equity securities and one municipal security for total gains of $461,000 due to favorable market conditions. We also sold three municipal bonds, one equity security and one mortgage backed security for losses totaling $73,000 to limit future losses associated with these securities. We also recorded an other than temporary impairment charge of $54,000 related to one equity security due to the magnitude of the loss in relation to the security’s cost basis. During 2010, we elected to sell one U.S. Treasury note, three agency securities and one mortgage backed security for total gains of $99,000 due to favorable market conditions. There were no sales in 2010 that resulted in a realized loss.

Service charge income increased by $383,000 in 2011 compared to 2010 and continues to be the Company’s primary source of non-interest income. Service charge fees related to customers’ usage of their debit cards increased by $333,000 and continues to become a larger percentage of service charge income as the Company is encouraging its customers to use their debit cards for making purchases by providing a deposit product that rewards customers for their usage. ATM income increased $62,000 in 2011 compared to 2010 due to a rate increase implemented in 2011 and additional usage of the Company’s ATM machines by non-customers. Part of the increased usage by non-customers is associated with an influx of workers working for companies’ associated with the exploration of the Marcellus Shale, who have not established permanent residency in the Company’s primary market. This was offset by a decrease in fees charged to customers for non-sufficient funds of $21,000. The decrease in fees charged to customers for non-sufficient funds was the result of changes to Regulation E effective for the entire 2011 year as compared to only a portion of the 2010 year. Management continues to monitor regulatory changes including the Dodd-Frank Act to determine the level of impact that these regulations will have on the Company.

Gains on loans sold decreased $133,000 compared to last year, which is the result of the reduced level of refinancing done in 2011 versus 2010, although as discussed previously there was a significant amount of refinancing performed in 2011 as a result of the favorable rates in the secondary markets during both 2011 and 2010. Trust income increased in 2011 from 2010 due to a large estate settling in 2011 that resulted in significant revenues. Other income increased $146,000 as a result of additional rental income from other real estate owned of $56,000, transferring the brokerage platform to a new vendor that resulted in other income of $38,000 to make up for any lost sales during the conversion and to cover certain conversion costs and $37,000 of commissions by offering FHA and VA loans through a third party. Brokerage and insurance revenue decreased by $133,000 in 2011, as customers purchased fewer insurance products and performed fewer trades due the volatility experienced in the stock markets in 2011.

 2010 vs. 2009

Non-interest income increased $163,000 in 2010 from 2009, or 2.8%.  We recorded investment securities gains totaling $99,000 compared with net gains of $139,000 in 2009. During 2010, we elected to sell one U.S. Treasury note, three agency securities and one mortgage backed security for total gains of $99,000. There were no sales in 2010 that resulted in a realized loss. During 2009, we elected to sell an agency bond that was likely to be called, several higher coupon mortgage-backed securities that were prepaying very quickly, and two corporate bonds for total gains of $253,000. These gains were offset by losses incurred on the sales of three municipal securities and the sale of certain bank equity securities totaling $60,000. Additionally in 2009, we recorded an additional $54,000 other than temporary impairment charge on our Freddie Mac preferred stock.

Service charge income increased by $130,000 in 2010 compared to 2009. Service charge fees related to customers’ usage of their debit cards increased by $295,000. This was offset by decreases in statement service charges of $32,000 and fees charged to customers for non-sufficient funds of $140,000. The decrease in statement service charges is the result of more customers meeting compensating balance requirements that eliminate or reduce their service charges. The decrease in fees charged to customers for non-sufficient funds was the result of changes to Regulation E effective in August of 2010 that limits the ability of the Bank to charge overdraft fees for debit card purchases and ATM withdrawals that are in excess of the customers deposit balance.

Gains on loans sold decreased $89,000 from 2009 to 2010, which is the result of the smaller amount of refinancing done in 2010 versus 2009. Brokerage and insurance revenue increased by $155,000 in 2010. Other income increased $77,000 primarily due to an increase in rental income from other real estate owned properties as well an increase in the gain from the sale of these properties in 2010 compared with 2009.

Non-interest Expenses
The following tables reflect the breakdown of non-interest expense by major category for the periods ended December 31 (dollars in thousands):

	2011	2010	2009
Salaries and employee benefits	$ 9,996	$ 9,850	$ 9,472
Occupancy	1,331	1,219	1,179
Furniture and equipment	449	454	437
Professional fees	744	681	660
Amortization of intangibles	16	16	160
FDIC insurance	592	950	1,200
ORE expenses	364	382	447
Pennsylvania shares tax	541	540	470
Other	4,489	4,023	3,989
Total	$ 18,522	$ 18,115	$ 18,014

	2011/2010		2010/2009
	Change		Change
	Amount	%	Amount	%
Salaries and employee benefits	$ 146	1.5	$ 378	4.0
Occupancy	112	9.2	40	3.4
Furniture and equipment	(5)	(1.1)	17	3.9
Professional fees	63	9.3	21	3.2
Amortization of intangibles	-	-	(144)	(90.0)
FDIC insurance	(358)	(37.7)	(250)	(20.8)
ORE expenses	(18)	(4.7)	(65)	(14.5)
Pennsylvania shares tax	1	0.2	70	14.9
Other	466	11.6	34	0.9
Total	$ 407	2.2	$ 101	0.6

2011 vs. 2010

Non-interest expenses for 2011 totaled $18,522,000 which represents an increase of $407,000, compared with 2010 costs of $18,115,000.  Salary and benefit costs increased $146,000.  Base salaries and related payroll taxes increased $394,000, primarily due to merit increases and additional head count.  Full time equivalent staffing was 174 and 168 employees for 2011 and 2010, respectively. Incentive costs increased $208,000 compared to 2010 primarily due to the attainment of certain corporate goals and objectives.  Insurance costs for employees decreased by $48,000 attributable to the Bank becoming self insured for employee health insurance expenses in May of 2010. Supplemental executive retirement plan (SERP) expenses decreased $287,000. Pension expense decreased by $43,000 compared to 2010, mostly attributable to an increase in the market value of plan assets during 2010 and the impact it had on the actuarial calculation of pension costs for 2011.

FDIC insurance decreased $358,000 in 2011 primarily due to changes in the FDIC assessment base and the assessment formula.

Occupancy expenses increased $112,000 primarily as a result of additional depreciation and real estate taxes on the new Wellsboro building and land purchased in Lock Haven. We also experienced increases in rental expense for the new office located in Rome, Pennsylvania and the loan production office in Lock Haven, Pennsylvania. Finally, we experienced an increase in utility costs as a result of the deregulation of the electric market in Pennsylvania and the colder than normal months of January through May of 2011.

Other expenses increased $466,000 from 2010 to 2011.  The biggest increase was the recording of $135,000 as a provision for off-balance sheet items.  Contributions also increased $50,000 due to a contribution made to a local educational foundation, which will result in the Bank receiving tax credits towards its various Pennsylvania taxes in 2012. Additionally, there was an increase to the amortization expense associated with the Company’s investments in low income housing projects from which the Bank generates tax credits. This expense increased $80,000 from 2010 to 2011 to a total of $151,000.

2010 vs. 2009

Non-interest expenses for 2010 totaled $18,115,000 which represents an increase of $101,000, compared with 2010 costs of $18,014,000.  Salary and benefit costs increased $378,000.  Base salaries and related payroll taxes increased $232,000, primarily due to merit increases.  Full time equivalent staffing was 168 and 169 employees for 2010 and 2009, respectively. Incentive costs increased $87,000 compared to 2009 primarily due to the attainment of certain corporate goals and objectives.  Insurance costs for employees increased by $68,000, while supplemental executive retirement plan (SERP) expenses increased $137,000. These increases were offset by a decrease in pension expense of $253,000 compared to 2009, mostly attributable to an increase in the market value of plan assets during 2009 and the impact it had on the actuarial calculation of pension costs for 2010.

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

Provision for Income Taxes

The provision for income taxes was $3,610,000, $3,156,000 and $2,683,000 for 2011, 2010 and 2009, respectively. The effective tax rates for 2010, 2010 and 2009 were 22.0% 21.6% and 21.4%, respectively.

Income before the provision for income taxes increased by $1,784,000 in 2011 compared to 2010. This resulted in the provision for income taxes increasing by $454,000 when compared to 2010. We have managed our effective tax rate by remaining invested in tax-exempt municipal loans and bonds and investments in certain partnerships that provide the Company with tax credits. As such, the provision was impacted in 2011 by an increase in tax exempt bond and loan revenue.

Income before the provision for income taxes increased by $2,111,000 in 2010 compared to 2009, while the provision for income taxes increased by $473,000 when compared to 2009. This increase in the provision is attributable to the increase in income before tax.

We are also involved in four limited partnership agreements that established low-income housing projects in our market area. During 2011, we recognized tax credits related to two of the four partnerships as the tax credits for one project were fully utilized by December 31, 2010 and the other project began construction in the second quarter of 2011. The tax credits for a second project became fully utilized as of December 31, 2011. For the project under construction, we expect to receive tax credits totaling $1.4 million, with initial recognition of the credits beginning in 2012. We anticipate recognizing an aggregate of $1.7 million of tax credits over the next 11 years.

FINANCIAL CONDITION

The following table presents ending balances (dollars in millions), growth and the percentage change during the past two years:

	2011		%	2010		%	2009
	Balance	Increase	Change	Balance	Increase	Change	Balance
Total assets	$ 878.6	$ 66.1	8.1	$ 812.5	$ 83.0	11.4	$ 729.5
Total investments	318.8	67.5	26.9	251.3	52.7	26.5	198.6
Total loans, net	481.0	13.4	2.9	467.6	16.1	3.6	451.5
Total deposits	734.0	53.3	7.8	680.7	75.1	12.4	605.6
Total stockholders' equity	81.5	12.8	18.6	68.7	7.2	11.7	61.5

Cash and Cash Equivalents

Cash and cash equivalents totaled $30.4 million at December 31, 2011 compared with $44.0 million at December 31, 2010. The decrease in cash and cash equivalents is the result of the Company’s increased investment and loan portfolios offset by deposit growth, as discussed in more detail below. Management actively measures and evaluates its liquidity through our Asset – Liability committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments
The following table shows the year-end composition of the investment portfolio for the five years ended December 31 (dollars in thousands):

	2011	% of	2010	% of	2009	% of	2008	% of	2007	% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Available-for-sale:
U. S. Agency securities	$ 168,600	52.9	$ 118,484	47.1	$ 65,223	32.8	$ 28,942	16.6	$ 17,236	14.3
Obligations of state & political
subdivisions	101,547	31.9	76,922	30.6	59,574	30.0	44,132	25.3	30,844	25.4
Corporate obligations	8,460	2.7	8,681	3.5	3,166	1.6	5,296	3.0	7,813	6.5
Mortgage-backed securities	38,974	12.2	46,015	18.3	70,194	35.3	95,407	54.8	62,642	51.9
Equity securities	1,242	0.3	1,201	0.5	425	0.3	362	0.3	2,267	1.9
Total	$ 318,823	100.0	$ 251,303	100.0	$ 198,582	100.0	$ 174,139	100.0	$ 120,802	100.0

2011

The Company’s investment portfolio increased by $67.5 million, or 26.9%, during the past year.  During 2011, we purchased $125.8 million of U.S. agency obligations, $8.4 million of mortgage-backed securities, $27.9 million of state and local obligations, and $147,000 of equity securities, which help offset the $9.9 million of principal repayments and $79.7 million of calls and maturities that occurred during the year. We also selectively sold $10.3 million of bonds and equities at a net gain of $334,000. The market value of our investment portfolio increased approximately $6.8 million in 2011 due to market fluctuations. Significant market increases were experienced in our state and local obligations, U.S. agencies and equity securities. The gains were offset by market decreases in mortgage backed securities and corporate bonds. Excluding our short term investments consisting of monies held primarily at the Federal Reserve, the effective yield on our investment portfolio for 2011 was 3.52% compared to 4.32% for 2010 on a tax equivalent basis.

Due to the continued low interest rate environment, we have experienced significant prepayments of our mortgage backed securities, which, with the normal returns of principals, totaled $9.9 million or 21.5% of the balance as of December 31, 2010. The current rate environment has also resulted in numerous agency and municipal bonds being called, which, including maturities, totaled $79.7 million for 2011. Due to the amount of cash flow from the investment portfolio as well as an increase in deposits, slower loan growth and a lack of opportunities in other investment types, our main strategy has been to reinvest funds mainly in short-term agency bonds via purchases of $125.8 million, respectively, and longer-term high quality municipal bond purchases of $27.9 million. We also purchased $8.3 million of mortgage backed securities to replace the return of principal that was received during 2011.   While impacting earnings in the near term, we believe this strategy will enable us to reinvest cash flows in the next one to four years when we expect there to be improved investing opportunities.

At December 31, 2011, the Company did not own any securities, other than government-sponsored and government-guaranteed mortgage-backed securities, that had an aggregate book value in excess of 10% of our total capital at that date.

2010

The Company’s investment portfolio increased by $52.7 million, or 26.5%, from the end of 2009..  During 2010, we purchased approximately $3.0 million U.S Treasury notes, $86.0 million U.S. agency obligations, $1.3 million of mortgage-backed securities, $21.9 million of state and local obligations, $5.4 million of corporate bonds and $543,000 of equity securities, which helped offset the $24.1 million of principal repayments and $30.0 million of calls and maturities that occurred during the year. We also selectively sold $8.9 million of bonds and equities at a net gain of $99,000. The market value of our investment portfolio decreased approximately $1.6 million in 2010 due to market fluctuations. Significant market decreases were experienced in our state and local obligations and mortgage backed securities, offset by market increases in U.S. agency, corporate and equity securities. Excluding our short term investments consisting of monies held primarily at the Federal Reserve, the effective yield on our investment portfolio for 2010 was 4.32% compared to 5.13% for 2009 on a tax equivalent basis.

The expected principal repayments (amortized cost) and average weighted yields for the investment portfolio as of December 31, 2011, are shown below (dollars in thousands). Expected principal repayments, which include prepayment speed assumptions for mortgage-backed securities, are significantly different than the contractual maturities detailed in Note 3 of the consolidated financial statements. Yields on tax-exempt securities are presented on a fully taxable equivalent basis, assuming a 34% tax rate.

			After One Year		After Five Years
	One Year or Less		to Five years		to Ten Years		After Ten Years		Total
	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield
	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%
Available-for-sale securities:
U.S. Agency securities	$ 93,221	1.4	$ 70,557	1.8	$ 2,756	3.2	$ -	-	$ 166,534	1.6
Obligations of state & political
subdivisions	12,901	5.8	47,177	5.7	35,818	6.2	660	6.4	96,556	5.9
Corporate obligations	-	-	8,263	3.0	-	-	-	-	8,263	3.0
Mortgage-backed securities	5,985	4.1	28,402	4.1	2,243	5.6	-	-	36,630	4.2
Total available-for-sale	$ 112,107	2.1	$ 154,399	3.5	$ 40,817	5.9	$ 660	6.4	$ 307,983	3.3

Approximately 86.5% of the amortized cost of debt securities is expected to mature, call or pre-pay within five years or less.  The Company expects that earnings from operations, the levels of cash held at the Federal Reserve and other correspondent banks, the high liquidity level of the available-for-sale securities, growth of deposits and the availability of borrowings from the Federal Home Loan Bank and other third party banks will be sufficient to meet future liquidity needs.  Excluding, U.S Agency and Mortgage-backed securities, there are no securities from a single issuer representing more than 10% of stockholders’ equity.

Loans

The Bank’s lending efforts are focused within its market area located in North Central Pennsylvania and Southern New York. We originate loans primarily through direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants, existing customers and the Bank’s website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  As of December 31, 2011, approximately 77% of our loan portfolio consisted of real estate loans.  All lending is governed by a lending policy that is developed and maintained by us and approved by the Board of Directors.

Primarily the Bank offers fixed rate residential mortgage loans with terms of up to 25 years and adjustable rate mortgage loans (with amortization schedules based up to 30 years) with interest rates and payments that adjust based on one, three, and five year fixed periods.  Loan to value ratios are usually 80% or less with exceptions for individuals with excellent credit and low debt to income and/or high net worth. Adjustable rate mortgages are tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate.  Home equity loans are written with terms of up to 15 years at fixed rates.  Home equity lines of credit are variable rate loans tied to the Prime Rate generally with a ten year draw period followed by a ten year repayment period. Home equity loans are typically written with a maximum 80% loan to value.

Commercial real estate loan terms are generally 20 years or less with one to five year adjustable rates.  The adjustable rates are typically tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate with a maximum loan to value ratio of 80%. Where feasible, the Bank works with the United States Department of Agriculture’s (USDA) and Small Business Administration (SBA) guaranteed loan programs to offset risk and to further promote economic growth is our market area.  During 2011, we originated $2.4 million in USDA and SBA guaranteed commercial real estate loans.

Agriculture, and particularly dairy farming, is an important industry in our market area. Therefore the Bank has developed an agriculture lending team with significant experience that has a thorough understanding of this industry. Agricultural loans focus on character, cash flow and collateral, while also taking into account the particular risks of the industry.  Loan terms are generally 20 years or less with one to five year adjustable rates.  The adjustable rates are typically tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate with a maximum loan to value of 80%. The Bank is a preferred lender under the USDA’s Farm Service Agency (FSA) and participates in the FSA guaranteed loan program.

The Bank, as part of its commitment to the communities it serves, is an active lender for projects by our local municipalities and school districts. These loans range from short term bridge financing to 20 year term loans for specific projects. These loans are typically written at rates that adjust at least every five years.

Over the past few years, we have experienced an increase in loan demand from companies and businesses associated with, and serving, the exploration of the Marcellus Shale gas field.  We have pursued these opportunities prudently and cautiously and have developed specific policies and procedures for lending to these entities.  The Bank has lowered the loan to value threshold for loans, shortened amortization periods, and expanded our monitoring of loan concentrations associated with this activity.

The following table shows the year-end composition of the loan portfolio for the five years ended December 31 (dollars in thousands):

Five Year Breakdown of Loans by Type as of December 31,

	2011		2010		2009		2008		2007
(dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate:
Residential	$ 184,034	37.7	$ 185,012	39.1	$ 194,989	42.7	$ 199,118	46.0	$ 201,861	47.7
Commercial	165,826	34.0	152,499	32.2	133,953	29.4	107,740	24.9	100,380	23.7
Agricultural	19,224	3.9	19,078	4.0	19,485	4.2	17,066	3.9	16,891	4.0
Construction	8,481	1.7	9,766	2.1	5,619	1.2	11,118	2.6	11,330	2.7
Consumer	10,746	2.2	11,285	2.4	11,895	2.6	11,651	2.7	13,082	3.1
Commercial and other loans	44,299	9.1	47,156	10.0	44,101	9.7	37,968	8.8	34,664	8.2
State & political subdivision loans	54,899	11.4	48,721	10.2	46,342	10.2	48,153	11.1	45,171	10.6
Total loans	487,509	100.0	473,517	100.0	456,384	100.0	432,814	100.0	423,379	100.0
Less allowance for loan losses	6,487		5,915		4,888		4,378		4,197
Net loans	$ 481,022		$ 467,602		$ 451,496		$ 428,436		$ 419,182

	2011/2010		2010/2009
	Change		Change
	Amount	%	Amount	%
Real estate:
Residential	$ (978)	(0.5)	$ (9,977)	(5.1)
Commercial	13,327	8.7	18,546	13.8
Agricultural	146	0.8	(407)	(2.1)
Construction	(1,285)	(13.2)	4,147	73.8
Consumer	(539)	(4.8)	(610)	(5.1)
Commercial and other loans	(2,857)	(6.1)	3,055	6.9
State & political subdivision loans	6,178	12.7	2,379	5.1
Total loans	$ 13,992	3.0	$ 17,133	3.8

2011

Total loans grew $14.0 million in 2011 from a balance of $473.5 million at the end of 2010 to $487.5 million at the end of 2011.  Total loans grew 3.0% in 2011 compared with a 3.8% loan growth rate in 2010.

During 2011, the Company experienced significant growth in commercial real estate loans which increased $13.3 million in 2011 or 8.7% and state and political subdivision loans which increased $6.2 million or 12.7%. A portion of the growth in commercial real estate was a transfer from construction upon the completion of a large project in the first quarter, which resulted in construction loans decreasing $1.3 million for the year. Additionally, the growth in commercial real estate reflects the Company’s focus on commercial lending as a means to increase loan growth and obtain deposits from farmers and small businesses throughout our market area.  As a community bank, we believe we have a strong team of experienced professionals that enable us to meet the unique needs and provide solutions to customers within our service area.  Commercial real estate and other commercial loan demand is subject to significant competitive pressures, the local economy which is currently being impacted significantly by the Marcellus Shale gas exploration area, the yield curve and the strength of the overall regional and national economy. The increase in state and political subdivision loans is the result of several large loan relationships in Bradford County. We work closely with local municipalities and school districts to meet their needs that otherwise would be provided by the municipal bond market.

Other commercial loans decreased $2.9 million or 6.1% during 2011. While the Marcellus gas exploration has resulted in additional loan demand for commercial real estate, it has resulted in several large customers of the Company selling their businesses or seeing significant improvements in their cash flows, which has resulted in them paying off or significantly reducing their loan balances. Additionally, we recorded a reduction of a commercial loan balance of $950,000 relating to a large commercial relationship.

Residential real estate loans decreased $1.0 million while consumer loans decreased $539,000. Factors impacting this decline include demand for conforming rate loans and recessionary pressures outside of the local Marcellus Shale gas region. Loan demand for conforming mortgages, which the Company has typically sold on the secondary market, has remained stable. During 2011, $14.8 million of loans were originated, of which $9.6 million were sold in the secondary market, which compares to the $16.2 million of loans originated in 2010 that were all sold in the secondary market. Due to the decline in non-conforming residential real estate loans and the current interest rate environment for investments, the Company decided during the fourth quarter that certain loans meeting secondary market standards would not be sold on the secondary market. As of December 31, 2011, loans totaling $5.2 million are included in residential real estate loans, which met the criteria necessary to be sold on the secondary market. 87% of these loans have original maturities of 15 years or less. There is currently no intent to sell these mortgages on the secondary market. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income in the Consolidated Statement of Income.  Despite the current lower level of loan demand, management continues to explore new competitively priced products, including partnering with a third party to provide access to government supported loan programs sponsored by the Federal Housing Administration and the U.S. Department of Veteran Affairs, that are attractive to our customers, and to build technologies which make it easier and more efficient for customers to choose the Company for their mortgage needs.

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

The following table shows the maturity of state and political subdivision loans, commercial business and agricultural and commercial real estate loans as of December 31, 2011, classified according to the sensitivity to changes in interest rates within various time intervals (in thousands).  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  The amounts shown below exclude net deferred loan costs or fees.

	Commercial,
	municipal,	Real estate
	agricultural	construction	Total
Maturity of loans:
One year or less	$ 6,732	$ -	$ 6,732
Over one year through five years	41,361	68	41,429
Over five years	236,155	8,413	244,568
Total	$ 284,248	$ 8,481	$ 292,729
Sensitivity of loans to changes in interest
rates - loans due after December 31, 2011:
Predetermined interest rate	$ 40,172	$ 1,296	$ 41,468
Floating or adjustable interest rate	237,344	7,185	244,529
Total	$ 277,516	$ 8,481	$ 285,997

Allowance for Loan Losses and Credit Quality Risk

The allowance for loan losses is maintained at a level, which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the change in the allowance for loan losses and a summary of our non-performing assets for the years ended December 31, 2011, 2010, 2009, 2008 and 2007:

	December 31,
	2011	2010	2009	2008	2007
Balance
at beginning of period	$ 5,915	$ 4,888	$ 4,378	$ 4,197	$ 3,876
Charge-offs:
Real estate:
Residential	101	147	76	31	64
Commercial	29	53	236	36	6
Agricultural	-	-	1	20	-
Consumer	71	35	80	44	103
Commercial and other loans	6	173	153	115	13
Total loans charged-off	207	408	546	246	186
Recoveries:
Real estate:
Residential	-	4	1	6	2
Commercial	15	11	1	-	79
Agricultural	-	-	-	20	-
Consumer	57	45	52	19	52
Commercial and other loans	32	120	77	52	9
Total loans recovered	104	180	131	97	142

Net loans charged-off (recovered)	103	228	415	149	44
Provision charged to expense	675	1,255	925	330	365
Increase related to acquisition	-	-	-	-	-
Balance at end of year	$ 6,487	$ 5,915	$ 4,888	$ 4,378	$ 4,197

Loans outstanding at end of period	$ 487,509	$ 473,517	$ 456,384	$ 432,814	$ 423,379
Average loans outstanding, net	$ 474,972	$ 468,620	$ 442,921	$ 423,382	$ 411,927
Non-performing assets:
Non-accruing loans	$ 9,165	$ 11,853	$ 5,871	$ 2,202	$ 1,915
Accrual loans - 90 days or more past due	275	692	884	383	275
Total non-performing loans	$ 9,440	$ 12,545	$ 6,755	$ 2,585	$ 2,190
Foreclosed assets held for sale	860	693	302	591	203
Total non-performing assets	$ 10,300	$ 13,238	$ 7,057	$ 3,176	$ 2,393

Troubled debt restructurings (TDR)
Non-accruing TDRs	$ 5,490	$ 130	$ -	$ -	$ -
Accrual TDRs	123	-	-	-	-
Total troubled debt restructurings	$ 5,613	$ 130	$ -	$ -	$ -
Net charge-offs to average loans	0.02%	0.05%	0.09%	0.04%	0.01%
Allowance to total loans	1.33%	1.25%	1.07%	1.01%	0.99%
Allowance to total non-performing loans	68.72%	47.15%	72.36%	169.36%	191.64%
Non-performing loans as a percent of loans
net of unearned income	1.94%	2.65%	1.48%	0.60%	0.52%
Non-performing assets as a percent of loans
net of unearned income	2.11%	2.80%	1.55%	0.73%	0.57%

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

Management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate as of December 31, 2011.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, continued high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The adequacy of the allowance for loan losses is subject to a formal, quarterly analysis by management of the Company.  In order to better analyze the risks associated with the loan portfolio, the entire portfolio is divided into several categories.  As stated above, loans on non-accrual status are specifically reviewed for impairment and given a specific reserve, if appropriate.  Loans evaluated and not found to be impaired are included with other performing loans, by category, by their respective homogenous pools.  Three year average historical loss factors were calculated for each pool and applied to the performing portion of the loan category for 2011 and 2010. In previous years, the historical loss factor was based on a five year average. This was changed in 2010, as management believes the three year average is a better representative of the inherent risks in the loan portfolio.  The historical loss factors for both reviewed and homogeneous pools are adjusted based upon the following qualitative factors:

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

See also “Note 4 – Loans and Related Allowance for Loan Losses” to the consolidated financial statements.

The balance in the allowance for loan losses was $6,487,000 or 1.33% of total loans as of December 31, 2011 as compared to $5,915,000 or 1.25% of loans as of December 31, 2010.  The $572,000 increase is a result of a $675,000 provision for loan losses less net charge-offs of $103,000.  The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of December 31:

	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$ 805	37.7	$ 969	39.1	$ 801	42.7	$ 694	46.0	$ 599	47.7
Commercial, agricultural	4,132	37.9	3,380	36.2	2,864	33.6	2,303	28.8	2,128	27.7
Construction	15	1.7	22	2.1	20	1.2	5	2.6	-	2.7
Consumer	111	2.2	108	2.4	131	2.6	449	2.7	424	3.1
Commercial and other loans	674	9.1	983	10.0	918	9.7	807	8.8	736	8.2
State & political subdivision loans	235	11.4	137	10.2	93	10.2	19	11.1	22	10.6
Unallocated	515	N/A	316	N/A	61	N/A	101	N/A	288	N/A
Total allowance for loan losses	$ 6,487	100.0	$ 5,915	100.0	$ 4,888	100.0	$ 4,378	100.0	$ 4,197	100.0

As a result of previous loss experiences and other the risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate total 38% of the loan portfolio, 63.7% of the allowance is assigned to this segment of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions.

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2010 to December 31, 2011 in non-performing loans (dollars in thousands).  Non-performing loans include those loans that are contractually past due 90 days or more and non-accrual loans.  Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	December 31, 2011				December 31, 2010
		Non-Performing Loans				Non-Performing Loans
	30 - 90 Days	90 Days Past	Non-	Total Non-	30 - 90 Days	90 Days Past	Non-	Total Non-
(in thousands)	Past Due	Due Accruing	accrual	Performing	Past Due	Past Due	accrual	Performing
Real estate:
Residential	$ 859	$ 99	$ 554	$ 653	$ 1,436	$ 220	$ 491	$ 711
Commercial	731	176	8,094	8,270	1,834	426	7,735	8,161
Agricultural	143	-	-	-	-	-	2,241	2,241
Construction	-	-	-	-	-	-	-	-
Consumer	93	-	-	-	87	6	12	18
Commercial and other loans	8	-	517	517	116	40	1,374	1,414
Total nonperforming loans	$ 1,834	$ 275	$ 9,165	$ 9,440	$ 3,473	$ 692	$ 11,853	$ 12,545

	Change in Non-Performing Loans
	December 31, 2011 / 2010
(in thousands)	Amount	%
Real estate:
Residential	$ (58)	(8.2)
Commercial	109	1.3
Agricultural	(2,241)	(100.0)
Construction	-	-
Consumer	(18)	(100.0)
Commercial and other loans	(897)	(63.4)
Total nonperforming loans	$ (3,105)	(24.8)

The following table shows the distribution of non-performing loans by loan category (dollars in thousands) for the past five years as of December 31:

	Non-Performing Loans
(in thousands)	2011	2010	2009	2008	2007
Real estate:
Residential	$ 653	$ 711	$ 885	$ 956	$ 544
Commercial	8,270	8,161	2,498	1,567	1,090
Agricultural	-	2,241	2,094		431
Construction	-	-	749	-	-
Consumer	-	18	11	2	9
Commercial and other loans	517	1,414	429	60	92
State & political subdivision loans	-	-	89	-	24
Total nonperforming loans	9,440	12,545	6,755	2,585	2,190

For the year ended December 31, 2011 we recorded a provision for loan losses of $675,000 which compares to $1,255,000 for the same period in 2010, a decrease of $580,000 or 46.2%.  The decrease is attributable to the decrease in non-performing loans in comparison to year end 2010. Non-performing loans decreased $3.1 million or 24.8%, from December 31, 2010 to December 31, 2011 as a result of an agricultural customer returning to accrual status. Approximately 86.3% of the Bank’s non-performing loans are associated with the following three customer relationships, of which 66.0% is current:

•
A commercial customer with a total loan relationship of $5.4 million originally secured by 165 residential properties and one commercial building is considered non-accrual as of December 31, 2011. In the first quarter of 2011, the Company and Borrower entered into a forbearance agreement to restructure the debt. Under this agreement, the Bank received cash of $160,000 and additional collateral with an assessed value of approximately $1.2 million. In exchange, the Bank agreed to accept payments based on new interest rates through February 2020 at which time the loans will be paid in full or will pay an increased rate for an 11 additional years.  As a result of the loan being considered non-accrual and payments being made on the loans through December 31, 2011, there is no specific reserve allocation as of December 31, 2011. The modification was considered a troubled debt restructuring for financial reporting purposes.

•
A commercial customer with a relationship of approximately $1.8 million was placed on non-accrual status in the first quarter of 2011. During 2011, the Bank had to advance $299,000 on a standby letter of credit for the customer. $1.5 million of the relationship is subject to USDA guarantees. The current economic conditions related to the timber industry have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and guarantees and determined that a specific reserve allocation of $162,000 was required as of December 31, 2011 based on the appraised value of collateral.

•
A commercial customer with a relationship of approximately $1.0 million is considered non-accrual as of December 31, 2011. The current economic conditions have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and determined that a specific reserve allocation of $269,000 was required as of December 31, 2011 based on the appraised value of collateral.

The decrease in loans 30-89 days past due from December 31, 2010 to December 31, 2011 is the result of approximately $1.5 million of loans that were past due 30-89 days as of December 31, 2010 being placed on non-accrual status in 2011.

Management of the Bank believes that the allowance for loan losses is adequate, which is based on the following factors:

•
While non-performing loans are still higher than the Company’s historical levels, 56.9% of this balance is associated with one customer, whose debt was restructured in 2011 and whose balances at December 31, 2011 were current. Additionally, in 2011, we experienced a decrease in our non-performing assets of $3.1 million or 24.8% since December 31, 2010.

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

Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset future employee benefit costs.  The Bank is the sole beneficiary on the policies, and will provide the Bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the insured’s) provide partial recovery of cash outflows associated with the benefits.  As of December 31, 2011 and 2010, the cash surrender value of the life insurance was $13.7 and $13.2 million, respectively.  The change in cash surrender value, net of purchases, is recognized in the results of operations.  The amounts recorded as non-interest income totaled $498,000 $504,000 and $492,000 in 2011, 2010 and 2009, respectively.  The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

Other Assets

2011

Other assets decreased $1.2 million or 11.7% in 2011 to $9.0 million.  The majority of this decrease is the result of a decrease in deferred tax assets from $1.0 million at December 31, 2010 to $0 at December 31, 2011. As a result of the increase in the market value of the Company’s investment portfolio, net deferred taxes changed from an asset of $1.0 million as of December 31, 2010 to a liability of $1.1 million, which is included in other liabilities on the Consolidated Balance Sheet as of December 31, 2011. Other changes that occurred were a decrease in prepaid FDIC insurance of $530,000 as the Bank continues to utilize the prepayment the FDIC required to be made in 2009. Additionally, the Federal Home Loan Bank returned $472,000 of capital in 2011. These decreases were offset by increases in other real estate owned obtained through foreclosure proceedings of $167,000 and a purchase of real estate for potential expansion of $542,000 less the sale of an old branch that was valued in other assets as of December 31, 2010 at $307,000. A final increase was experienced in the investment in tax credit partnerships of $246,000 as we invested in another partnership during 2011, which we expect to generate tax credits in 2012.

2010

Other assets increased 6.03% in 2010 to $10.2 million.  The majority of this increase is the result of increases in other real estate owned obtained through foreclosure proceedings of $391,000, a transfer from premises and equipment into other assets due to a reclassification of a building into assets held for sale of $307,000 and an increase in deferred income tax assets of $778,000. These were offset by a decrease in prepaid federal depository insurance and regulatory stock of $860,000 and $184,000, respectively. The increase in deferred tax assets was primarily attributable to activity related the change in unrealized gains on investments, goodwill amortization, the allowance for loan losses, the change in the unrealized loss on the interest rate swap and the change in the pension obligation. The decrease in the prepaid federal depository insurance was the result of actions taken by the FDIC in 2009, which required the Bank to prepay its assessments for 2010, 2011 and 2012. The decrease in regulatory stock was due to the return of capital as a result of the improved financial results of the Federal Home Loan Bank of Pittsburgh (the “FHLB”).

Deposits

The following table shows the breakdown of deposits by deposit type (dollars in thousands):

	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Non-interest-bearing deposits	$ 85,605	11.6	$ 75,589	11.1	$ 60,061	9.9
NOW accounts	200,897	27.4	176,625	25.9	136,153	22.5
Savings deposits	79,659	10.8	61,682	9.1	49,049	8.1
Money market deposit accounts	67,223	9.2	50,201	7.4	42,210	7.0
Certificates of deposit	300,609	41.0	316,614	46.5	318,086	52.5
Total	$ 733,993	100.0	$ 680,711	100.0	$ 605,559	100.0

	2011/2010		2010/2009
	Change		Change
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 10,016	13.3	$ 15,528	25.9
NOW accounts	24,272	13.7	40,472	29.7
Savings deposits	17,977	29.1	12,633	25.8
Money market deposit accounts	17,022	33.9	7,991	18.9
Certificates of deposit	(16,005)	(5.1)	(1,472)	(0.5)
Total	$ 53,282	7.8	$ 75,152	12.4

2011

As can be seen in the tables above, total deposits increased $53.3 million in 2011, or 7.84%.  The increase in deposits is due to several reasons. Our market continues to be impacted by the Marcellus Shale gas exploration activities and we have developed products specifically targeting customers that have benefited from this activity.  Furthermore, our customers appear to be reluctant to invest in other financial markets again due to concerns over the United States’ credit rating (which was downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators which have contributed to increased volatility in the capital markets and diminished expectations for the economy. Additionally, the current interest rate environment limits the options in which our customers can invest while maintaining a similar risk profile to depositing funds with the Company. We believe that our historical financial performance, reputation as a strong, local community bank, acquisitions of local competitors from institutions outside of our general market area and our focus on developing relationships with the local municipalities has positioned the Company as a leading financial institution within our service area with the ability to meet our customers’ needs and expectations.

Non-interest bearing deposits increased $10.0 million, or 13.3% in 2011.  As a percentage of total deposits, non-interest bearing deposits totaled 11.7% as of the end of 2011, which compares to 11.1% at the end of 2010.  In order to manage our overall cost of funds, the Company continues to focus on adding low cost deposits by having a free checking product available for retail customers. Additionally, our business development officers and branch personnel are focused on providing outstanding customer service and developing larger deposit relationships with our commercial customers.

NOW accounts increased by $24.3 million, or 13.7%, money market deposit accounts increased by $17.0 million or 33.9% and savings deposits increased $18.0 million, or 29.1%, since the end of 2010.  A portion of the increase in NOW accounts, money market accounts and savings deposits is related to the decrease in certificates of deposits of $16.0 million from 2010 to 2011. Throughout 2011, the Company continued to lower rates paid on certificates of deposits to a point where certain customers transferred funds they traditionally deposited in certificates of deposits to more liquid accounts that still paid interest. The interest bearing checking account offered by the Bank that rewards the customer based upon the usage of their debit cards and participation in other electronic services in order to qualify for higher interest rates earned on their deposits increased $4.5 million. The money market product geared to natural resource exploration occurring in our local market area increased $6.6 million from its 2010 balance of approximately $7.0 million. We also offer a CD gas product that as of December 31, 2011 has deposits totaling approximately $25.9 million.

Our deposit growth helped fund the growth in loans of $14.0 million, and in investments of $67.5 million while providing us with liquidity in this challenging economy.

2010

Total deposits increased $75.2 million in 2010, or 12.4%.  The increase in deposits is due to several reasons.  In particular our market has been positively impacted from the Marcellus Shale gas exploration activities and we have developed products specifically targeting those that have benefited from this activity.  Furthermore, as discussed above, the overall turbulence and volatility of the financial markets on a national and local level has resulted in customers seeking stability with strong, local community banks. Furthermore, we believe that our historical financial performance, reputation as a strong, local community bank, acquisitions of local competitors from institutions outside of our general market area and the fact that the Company did not participate in the Troubled Asset Relief Program Capital Purchase Program has positioned the Company as a leading financial institution within our service area with the ability to meet our customers’ needs and expectations. .

Non-interest bearing deposits increased $15.5 million, or 25.9% in 2010.  As a percentage of total deposits, non-interest bearing deposits totaled 11.1% as of the end of 2010, which compares to 9.9% at the end of 2009.  NOW accounts increased by $40.5 million, or 29.7%, money market deposit accounts increased by $8.0 million or 18.9% and savings deposits increased $12.6 million, or 25.8%, since the end of 2009.  The majority of the increase in NOW accounts was from local municipality deposits from customers whose balances increased by $15.8 million from 2009 to 2010 and an increase in the interest bearing rewards checking account of $13.2 million.  During 2010, the Company offered a new money market product geared to natural resource exploration occurring in our local market area. As of December 31, 2010, the balance in this money market product was approximately $7.0 million. Certificates of deposit decreased $1.5 million, or .5% from 2009. The decrease in certificates of deposit is primarily due to customers shifting balances from CD’s into other deposit accounts due to the decreasing interest rates being paid on CDs. Gas exploration activities continued to have a significant impact on this segment as well, with approximately $27 million specifically in a gas CD product as of December 31, 2010.

Remaining maturities of certificates of deposit of $100,000 or more are as follows (dollars in thousands):

	2011	2010	2009
3 months or less	$ 17,135	$ 11,189	$ 9,161
Over 3 months through 6 months	14,300	9,857	14,914
Over 6 months through 12 months	36,726	45,822	33,702
Over 12 months	51,966	61,828	62,775
Total	$ 120,127	$ 128,696	$ 120,552
As a percent of total
certificates of deposit	39.96%	40.65%	37.9%

Deposits by type of depositor are as follows (dollars in thousands):

	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Individual, partnerships
& corporations	$ 622,861	84.9	$ 574,705	84.4	$ 517,503	85.5
United States government	2	0.0	1,239	0.2	907	0.1
State & political subdivisions	111,130	15.1	104,767	15.4	87,149	14.4
Total	$ 733,993	100.0	$ 680,711	100.0	$ 605,559	100.0

Borrowed Funds

2011

Borrowed funds decreased $2.1 million during 2011, or 3.8% as a result of term loans maturing with the Federal Home Loan Bank. Term loans decreased $4.0 million from $39.0 million as of December 31, 2010 to $35 million as of December 31, 2011 (see Note 10 of the consolidated financial statements for additional information).  During 2011, $7.0 million of term loans matured, and $3.0 million of  new term loans were obtained at various maturities as a means of reducing our cost of funds, given the lower interest rates that prevailed during 2011. During 2011, the balance of sweep repurchase agreements increased $1.9 million as a result of several new customers and increased usage of this product by existing customers. The significant increase in our deposits continued to limit our need for short term borrowings from the Federal Home Loan Bank during 2011 as the outstanding balance on these arrangements was $0 at December 31, 2011 and 2010.

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

Other Liabilities

2011

Other liabilities increased $2.4 million during 2011, or 44.2%. The majority of the increase is attributable to an increase in the deferred tax liability of $1.1 million due to the increase in unrealized investment security gains from 2010 to 2011. In 2010, the net deferred tax item was an asset, which was included in other assets as discussed above. The second large changes was an increase in the pension liability of $614,000, which was attributable to the actual return on pension plan assets and changes in the discount rate utilized to determine the liability.

2010

Other liabilities decreased $889,000 or 14.25% in 2010 from 2009. The majority of this change was due to an investment purchase of $1.2 million made in 2009 that did not settle until January of 2010. This decrease was offset by an increase in the SERP accrual of $348,000.

Stockholders’ Equity

We evaluate stockholders’ equity in relation to total assets and the risk associated with those assets. The greater our capital resources, the greater the likelihood of meeting our cash obligations and absorbing unforeseen losses.  For these reasons, capital adequacy has been, and will continue to be, of paramount importance.  Due its importance, we develop a capital plan and stress test capital levels using various assumptions annually to ensure that in the event of unforeseen circumstances, we would remain in compliance with the capital plan approved by the Board of Directors.

Our Board of Directors determines our dividend rate after considering our capital requirements, current and projected net income, and other factors. In 2011 and 2010, the Company paid out 26.3% and 27.5% of net income in dividends, respectively.

For the year ended December 31, 2011, the total number of common shares outstanding was 2,902,663. For comparative purposes, outstanding shares for prior periods were adjusted for the July 2011 stock dividend in computing earnings and cash dividends per share as detailed in Note 1 of the consolidated financial statements.  During 2011, we also purchased 24,247 shares of treasury stock at a weighted average cost of $35.12 per share. The Company awarded 4,268 shares of restricted stock to employees and 900 shares to the Board of Directors under equity incentive programs.

There are currently three federal regulatory measures of capital adequacy. The Company’s ratios meet the regulatory standards for well capitalized for 2011 and 2010, as detailed in Note 14 of the consolidated financial statements.

2011

Stockholders’ equity increased 18.6% in 2011 to $81.5 million.  Excluding accumulated other comprehensive income, which is the after-tax effect of unrealized holding gains and losses on available-for-sale securities, additional pension obligation and unrealized loss on interest rate swap, stockholders’ equity increased $8.9 million, or 13.1%.  This increase is due to net income of $12,832,000, offset by net cash dividends of $3,148,000 and the purchase of treasury stock of $851,000. All of the Company’s investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. Accumulated other comprehensive income increased $3,895,000 from December 31, 2010 primarily as result of market value fluctuations related to the investment portfolio. Total equity was approximately 9.27% of total assets as of December 31, 2011, compared to 8.45% of total assets as of December 31, 2010.

2010

Stockholders’ equity increased 11.6% in 2010 to $68.7 million.  Excluding accumulated other comprehensive income, stockholders’ equity increased $8.2 million, or 13.7%.  This increase is due to net income of $11,502,000, offset by cash dividends of $3,162,000 and the purchase of treasury stock of $386,000. Accumulated other comprehensive income decreased $987,000 from December 31, 2009 primarily as result of market value fluctuations.  Total equity was approximately 8.45% of total assets as of December 31, 2010, compared to 8.43% of total assets as of December 31, 2009.

LIQUIDITY

Liquidity is a measure of the Company’s ability to efficiently meet normal cash flow requirements of both borrowers and depositors. Liquidity is needed to meet depositors’ withdrawal demands, extend credit to meet borrowers’ needs, provide funds for normal operating expenses and cash dividends, and fund future capital expenditures.

To maintain proper liquidity, we use funds management policies along with our investment and asset liability policies to assure we can meet our financial obligations to depositors, credit customers and stockholders.  Management monitors liquidity by reviewing loan demand, investment opportunities, deposit pricing and the cost and availability of borrowing funds. Additionally, the bank has established various limits and ratios to monitor liquidity. On an annual basis, we stress test the liquidity calculation to ensure that the Bank has the capability of meetings its cash flow requirements in the event of unforeseen circumstances. The Company’s historical activity in this area can be seen in the Consolidated Statement of Cash Flows from investing and financing activities.

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

Capital expenditures in 2011 totaled $682,000, which included:

Purchase of real estate for $542,000, which may be used for future expansion.
Computer and software purchases totaling $65,000
Leasehold improvements and furniture and fixtures for the Rome branch totaling $27,000.

Capital expenditures in 2010 totaled $1,292,000, which included:

Additional expenditures to complete the new branch building in Wellsboro totaling $938,000 and for furniture and equipment for the Troy branch office of $196,000.
Two new vehicles totaling $53,000.
Software purchases totaling $40,000

We expect these expenditures will allow us to support our growth over the next decade, create greater operating efficiency and provide the customer with higher quality banking services.

In addition, to the Bank’s cash balances, the Bank achieves additional liquidity primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, investments that mature in less than one year and expected principal repayments from mortgage backed securities.  The Bank also has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $246 million, inclusive of any outstanding amounts, as an additional source of liquidity.  The Bank also had a federal funds line with a third party provider in the amount of $10.0 million as of December 31, 2011, which is unsecured and a borrower in custody agreement was established with the FRB in the amount of $14.2 million, which is collateralized by $17.5 million of municipal loans.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The Bank may not, under the National Bank Act, declare a dividend without approval of the OCC, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The FRB, the OCC and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At December 31, 2011, the Company had liquid assets of $3.6 million.

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations, including contractual obligations which may require cash payments. The following table presents as of December 31, 2011, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of each obligation is included in the “Notes to Consolidated Financial Statements” of the Annual Report on Form 10-K.

	One year	One to	Three to	Over Five
Contractual Obligations	or Less	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$ 433,384	$ -	$ -	$ -	$ 433,384
Time deposits	149,077	103,703	45,590	2,239	300,609
Long-term borrowings - FHLB	5,000	25,000	-	5,000	35,000
Note Payable	7,500	-	-	-	7,500
Repurchase agreements	10,211	-	1,171	-	11,382
Operating leases	123	194	99	344	760
Total	$ 605,295	$ 128,897	$ 46,860	$ 7,583	$ 788,635

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For information about our loan commitments, unused lines of credit and letters of credit, see note 16 of the notes to consolidated financial statements.

 For the year ended December 31, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Currently, our Company has equity securities that represent only 0.4% of our investment portfolio, and therefore equity risk is not significant.

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

The following table shows the cumulative static gap (at amortized cost) for various time intervals (dollars in thousands):

Maturity or Re-pricing of Company Assets and Liabilities as of December 31, 2011
	Within	Four to	One to	Two to	Three to	Over
	Three	Twelve	Two	Three	Five	Five
	Months	Months	Years	Years	Years	Years	Total
Interest-earning assets:
Interest-bearing deposits at banks	$ 20,472	$ -	$ -	$ -	$ -	$ -	$ 20,472
Investment securities	30,854	95,827	58,975	30,230	47,413	45,507	308,806
Residential mortgage loans	26,040	46,997	51,649	33,210	30,481	4,138	192,515
Commercial and farm loans	60,920	30,274	34,790	35,449	51,126	16,790	229,349
Loans to state & political subdivisions	2,442	4,643	4,661	19,563	2,603	20,987	54,899
Other loans	2,208	2,284	2,110	1,385	1,383	1,376	10,746
Total interest-earning assets	$ 142,936	$ 180,025	$ 152,185	$ 119,837	$ 133,006	$ 88,798	$ 816,787
Interest-bearing liabilities:
NOW accounts	$ 109,081	$ -	$ -	$ -	$ -	$ 91,816	$ 200,897
Savings accounts	-	-	-	-	-	79,659	79,659
Money Market accounts	55,704	-	-	-	-	11,519	67,223
Certificates of deposit	41,192	107,885	54,393	49,310	45,590	2,239	300,609
Short-term borrowing	9,602	-	-	-	-	-	9,602
Long-term borrowing	7,530	5,579	20,800	4,200	1,171	5,000	44,280
Total interest-bearing liabilities	$ 223,109	$ 113,464	$ 75,193	$ 53,510	$ 46,761	$ 190,233	$ 702,270
Excess interest-earning
assets (liabilities)	$ (80,173)	$ 66,561	$ 76,992	$ 66,327	$ 86,245	$ (101,435)
Cumulative interest-earning assets	$ 142,936	$ 322,961	$ 475,146	$ 594,983	$ 727,989	$ 816,787
Cumulative interest-bearing liabilities	223,109	336,573	411,766	465,276	512,037	702,270
Cumulative gap	$ (80,173)	$ (13,612)	$ 63,380	$ 129,707	$ 215,952	$ 114,517
Cumulative interest rate
sensitivity ratio (1)	0.64	0.96	1.15	1.28	1.42	1.16
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

The Bank currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that will effectively identify, measure, and monitor the Bank’s risk exposure.  In this analysis, the Bank examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and it is assumed that it is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of December 31, 2011 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-100 Shock	$ 28,340	$ (615)	(2.12)
Base	28,955
+100 Shock	28,618	(337)	(1.16)
+200 Shock	27,989	(966)	(3.34)
+300 Shock	27,276	(1,679)	(5.80)
+400 Shock	26,272	(2,683)	(9.27)

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Citizens Financial Services, Inc.
Consolidated Balance Sheet
	December 31,
(in thousands, except share data)	2011	2010
ASSETS:
Cash and cash equivalents:
Noninterest-bearing	$ 9,960	$ 9,541
Interest-bearing	20,472	34,454
Total cash and cash equivalents	30,432	43,995
Available-for-sale securities	318,823	251,303
Loans (net of allowance for loan losses:
2011, $6,487; 2010, $5,915)	481,022	467,602
Premises and equipment	11,702	12,503
Accrued interest receivable	3,621	3,455
Goodwill	10,256	10,256
Bank owned life insurance	13,669	13,171
Other assets	9,042	10,241
TOTAL ASSETS	$ 878,567	$ 812,526
LIABILITIES:
Deposits:
Noninterest-bearing	$ 85,605	$ 75,589
Interest-bearing	648,388	605,122
Total deposits	733,993	680,711
Borrowed funds	53,882	55,996
Accrued interest payable	1,512	1,779
Other liabilities	7,712	5,350
TOTAL LIABILITIES	797,099	743,836
STOCKHOLDERS' EQUITY:
Preferred Stock $1.00 par value; authorized 3,000,000 shares
2011 and 2010; none issued in 2011 or 2010	-	-
Common Stock
$1.00 par value; authorized 15,000,000 shares 2011 and 2010;
issued 3,132,866 and 3,104,434 shares in 2011 and 2010,
respectively	3,133	3,104
Additional paid-in capital	15,313	14,235
Retained earnings	63,337	54,932
Accumulated other comprehensive income	4,949	1,054
Treasury stock, at cost:
230,203 and 212,067 shares for 2011 and 2010, respectively	(5,264)	(4,635)
TOTAL STOCKHOLDERS' EQUITY	81,468	68,690
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 878,567	$ 812,526
See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Income
Year Ended December 31,
(in thousands, except per share data)	2011	2010	2009
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$ 29,916	$ 31,042	$ 30,305
Interest-bearing deposits with banks	81	90	43
Investment securities:
Taxable	4,575	4,876	6,044
Nontaxable	3,666	2,945	2,195
Dividends	55	47	28
TOTAL INTEREST AND DIVIDEND INCOME	38,293	39,000	38,615
INTEREST EXPENSE:
Deposits	7,944	9,560	11,222
Borrowed funds	1,739	1,780	2,009
TOTAL INTEREST EXPENSE	9,683	11,340	13,231
NET INTEREST INCOME	28,610	27,660	25,384
Provision for loan losses	675	1,255	925
NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	27,935	26,405	24,459
NON-INTEREST INCOME:
Service charges	4,380	3,997	3,867
Trust	665	542	521
Brokerage and insurance	352	439	284
Investment securities gains, net	334	99	139
Gains on loans sold	208	341	430
Earnings on bank owned life insurance	498	504	492
Other	592	446	369
TOTAL NON-INTEREST INCOME	7,029	6,368	6,102
NON-INTEREST EXPENSES:
Salaries and employee benefits	9,996	9,850	9,472
Occupancy	1,331	1,219	1,179
Furniture and equipment	449	454	437
Professional fees	744	681	660
Federal depository insurance	592	950	1,200
Pennsylvania shares tax	541	540	470
Other	4,869	4,421	4,596
TOTAL NON-INTEREST EXPENSES	18,522	18,115	18,014
Income before provision for income taxes	16,442	14,658	12,547
Provision for income taxes	3,610	3,156	2,683
NET INCOME	$ 12,832	$ 11,502	$ 9,864
NET INCOME - EARNINGS PER SHARE	$ 4.40	$ 3.93	$ 3.37
CASH DIVIDENDS PER SHARE	$ 1.16	$ 1.08	$ 1.01
See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Changes in Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Income	Stock	Total
Balance, December 31, 2008	3,048,289	$ 3,048	$ 12,981	$ 41,034	$ 26	$ (4,319)	$ 52,770
Comprehensive income:
Net income				9,864			9,864
Unrealized gain on securities, net of reclassification and tax					1,435		1,435
Unrealized gain on interest rate swap, net of tax					117		117
Other comprehensive income related to pensions plans, net of tax					463		463
Total comprehensive income							11,879
Stock dividend	27,964	28	566	(594)			-
Purchase of treasury stock (13,575 shares)						(286)	(286)
Restricted stock awards			(147)			147	-
Restricted stock vesting			58				58
Stock awards			(1)			58	57
Cash dividends, $1.01 per share				(2,951)			(2,951)
Balance, December 31, 2009	3,076,253	3,076	13,457	47,353	2,041	(4,400)	61,527

Comprehensive income:
Net income				11,502			11,502
Unrealized loss on securities, net of reclassification and tax					(1,132)		(1,132)
Unrealized loss on interest rate swap, net of tax					(160)		(160)
Other comprehensive income related to pensions plans, net of tax					305		305
Total comprehensive income							10,515
Stock dividend	28,181	28	733	(761)			-
Purchase of treasury stock (13,863 shares)						(386)	(386)
Restricted stock awards			(128)			119	(9)
Restricted stock vesting			154				154
Forfeited restricted stock			10			(10)	-
Stock awards			9			42	51
Cash dividends, $1.08 per share				(3,162)			(3,162)
Balance, December 31, 2010	3,104,434	3,104	14,235	54,932	1,054	(4,635)	68,690

Comprehensive income:
Net income				12,832			12,832
Unrealized gain on securities, net of reclassification and tax					4,475		4,475
Unrealized gain on interest rate swap, net of tax					40		40
Other comprehensive loss related to pensions plans, net of tax					(620)		(620)
Total comprehensive income							16,727
Stock dividend	28,432	29	1,023	(1,052)			-
Purchase of treasury stock (24,247 shares)						(851)	(851)
Restricted stock awards			(159)				(159)
Restricted stock vesting			209				209
Cash dividend reinvestment paid from treasury stock			5	(227)		222	-
Cash dividends, $1.16 per share				(3,148)			(3,148)
Balance, December 31, 2011	3,132,866	$ 3,133	$ 15,313	$ 63,337	$ 4,949	$ (5,264)	$ 81,468

See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Cash Flows
	Year Ended December 31,
(in thousands)	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$ 12,832	$ 11,502	$ 9,864
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	675	1,255	925
Depreciation and amortization	469	457	654
Amortization and accretion on investment securities, net	1,932	829	486
Deferred income taxes	98	(270)	245
Investment securities gains, net	(334)	(99)	(139)
Earnings on bank owned life insurance	(498)	(504)	(492)
Stock awards	209	205	115
Originations of loans held for sale	(9,583)	(16,243)	(21,715)
Proceeds from sales of loans held for sale	9,791	16,584	22,145
Realized gains on loans sold	(208)	(341)	(430)
Increase in accrued interest receivable	(166)	(314)	(229)
Decrease (increase) in prepaid federal depository insurance	531	860	(2,814)
Decrease in accrued interest payable	(267)	(258)	(196)
Other, net	83	(847)	1,507
Net cash provided by operating activities	15,564	12,816	9,926
Cash Flows from Investing Activities:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	10,264	8,871	10,730
Proceeds from maturity and principal repayments of securities	89,645	54,069	54,081
Purchase of securities	(162,247)	(118,105)	(87,427)
Proceeds from redemption of regulatory stock	472	184	-
Purchase of regulatory stock	-	-	(586)
Net increase in loans	(14,551)	(18,415)	(24,162)
Purchase of premises, equipment and software	(140)	(1,292)	(1,566)
Proceeds from sale of premises and equipment	590	-	1,407
Proceeds from sale of foreclosed assets held for sale	372	942	637
Property purchased for future expansion	(542)	-	-
Net cash used in investing activities	(76,137)	(73,746)	(46,886)
Cash Flows from Financing Activities:
Net increase in deposits	53,282	75,152	58,879
Proceeds from long-term borrowings	3,018	3,702	11,077
Repayments of long-term borrowings	(7,000)	(3,858)	(17,576)
Net increase (decrease) in short-term borrowed funds	1,868	2,037	(590)
Purchase of treasury stock	(851)	(386)	(286)
Purchase of restricted stock	(159)	(9)	-
Dividends paid	(3,148)	(3,162)	(2,951)
Net cash provided by financing activities	47,010	73,476	48,553
Net (decrease) increase in cash and cash equivalents	(13,563)	12,546	11,593
Cash and Cash Equivalents at Beginning of Year	43,995	31,449	19,856
Cash and Cash Equivalents at End of Year	$ 30,432	$ 43,995	$ 31,449
Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 9,950	$ 11,598	$ 13,427
Income taxes paid	$ 3,215	$ 3,585	$ 2,390
Non-cash activities:

Real estate acquired in settlement of loans	$ 684	$ 1,205	$ 357
Real estate transferred to other assets	$ -	$ 307	$ -
See accompanying notes to consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Citizens Financial Services, Inc. (individually and collectively, the “Company”), is headquartered in Mansfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, First Citizens National Bank (the “Bank”), and its wholly owned subsidiary, First Citizens Insurance Agency, Inc.  As of December 31, 2011, the Bank is a national banking association and operates seventeen full-service banking offices Potter, Tioga and Bradford counties, Pennsylvania and Allegany County, New York and has one Loan Production Office in Clinton County, Pennsylvania.  The Bank also provides trust services, including the administration of trusts and estates, retirement plans, and other employee benefit plans, along with a brokerage division that provides a comprehensive menu of investment services.  The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services.  The Company is supervised by the Board of Governors of the Federal Reserve System, while the Bank is subject to regulation and supervision by the OCC.

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

In preparing the financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change relate to determination of the allowance for loan losses and deferred tax assets and liabilities.

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

Investment Securities

Investment securities at the time of purchase are classified as one of the three following types:

Held-to-Maturity Securities - includes securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. The Company had no held-to-maturity securities as of December 31, 2011 and 2010.

Trading Securities - includes debt and equity securities bought and held principally for the purpose of selling them in the near term. Such securities are reported at fair value with unrealized holding gains and losses included in earnings. The Company had no trading securities as of December 31, 2011 and 2010.

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

The fair value of investments, except certain state and municipal securities, is based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value is based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

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

Impaired loans are commercial, municipal, agricultural, commercial real estate loans and certain residential mortgages cross collateralized with commercial relationships for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications. The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories overlap. The Company may choose to place a loan on non-accrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired if the loan is not a commercial, agricultural or commercial real estate loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value; or, as a practical expedient in the case of a collateral dependent loan, the difference between the fair value of the collateral and the recorded amount of the loans.

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

The Company allocates the allowance based on the factors described below, which conform to the Company’s loan classification policy. In reviewing risk within the Bank’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The allowance for loan losses consists of amounts applicable to: (i) residential real estate loans; (ii) commercial and agricultural real estate loans; (iii) construction; (iv) consumer loans; (v) commercial and other loans and (vi) state and political subdivision loans. Factors considered in this process include general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are evaluated to determine additional inherent risks in the loan portfolio, which are not necessarily reflected in the historical loss percentages. These factors are then added to the historical allocation percentage to get the adjusted factor to be applied to non classified loans. The following qualitative factors are analyzed:

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

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value less estimated costs to sell. Prior to foreclosure, the value of the underlying loan is written down to fair market value of the real estate or other assets to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income and losses on disposition, are included in other expenses and gains and losses are included in other non-interest income or other non-interest expense.

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

Goodwill

The Company utilizes a two-step process for testing the impairment of goodwill on at least an annual basis.  This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts.  The Company performs an annual impairment analysis of goodwill.  Based on the fair value of the reporting unit, no impairment of goodwill was recognized in 2011 or 2010.

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

Employee Benefit Plans

The Company has a noncontributory defined benefit pension plan covering employees hired before January 1, 2007. It is the Company’s policy to fund pension costs on a current basis to the extent deductible under existing tax regulations. Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

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

Derivative Financial Instruments

The Company entered into an interest rate swap derivative to convert floating-rate debt to fixed-rate debt. The Company's interest rate swap agreement involves an agreement to pay a fixed rate and receive a floating rate, at specified intervals, calculated on an agreed-upon notional amount. The Company's objective in entering into this interest rate financial instrument is to mitigate its exposure to significant unplanned fluctuations in earnings caused by volatility in interest rates. As of December 31, 2011 and 2010, the derivative instrument entered into was designated as a hedge of underlying exposures. The Company does not use this instrument for trading or speculative purposes.  Derivative instruments used by the Company involve, to varying degrees, elements of credit risk, in the event a counter party should default, and market risk, as the instruments are subject to interest rate fluctuations. Credit risk is managed through the use of counterparty diversification and monitoring of counterparty financial condition.

All derivatives are recognized on the balance sheet at their fair value. To date, the derivative entered into by the Company qualifies for and is designated as a cash flow hedge. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. There was no net gain or loss recognized in earnings related to our derivative instruments during the years ended December 31, 2011, 2010 and 2009.

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

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this Update provide additional guidance or clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring.  The amendments in this Update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  The Company has provided the necessary disclosures in Note 4.

In April 2011, the FASB issued ASU 2011-03, Transfers and Services (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.  The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this Update apply to all entities, both public and nonpublic.  The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments in this Update are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011.  Early application by public entities is not permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210):  Disclosures about Offsetting Assets and Liabilities.  The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement.  The requirements amend the disclosure requirements on offsetting in Section 210-20-50.  This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220):  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05.  Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.  All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  This ASU is not expected to have a significant impact on the Company’s financial statements.

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

Earnings Per Share

Earnings per share calculations give retroactive effect to stock dividends declared by the Company.  The number of weighted average shares used in the earnings per share computations presented was 2,914,570, 2,923,583 and 2,930,101 for 2011, 2010 and 2009, respectively.

Reclassification

Certain of the prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income or stockholders’ equity.

2. RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities.  The amount of such reserves was $1,415,000 and $1,301,000 at December 31, 2011 and 2010, respectively.

Non-retirement account deposits with one financial institution are insured up to $250,000. At times, the Company maintains cash and cash equivalents with other financial institutions in excess of the insured amount.

3. INVESTMENT SECURITIES

The amortized cost and fair value of investment securities at December 31, 2011 and 2010 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 166,534	$ 2,087	$ (21)	$ 168,600
Obligations of state and
political subdivisions	96,556	4,996	(5)	101,547
Corporate obligations	8,263	197	-	8,460
Mortgage-backed securities in
government sponsored entities	36,630	2,356	(12)	38,974
Equity securities in financial institutions	823	420	(1)	1,242
Total available-for-sale securities	$ 308,806	$ 10,056	$ (39)	$ 318,823

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 117,390	$ 1,535	$ (441)	$ 118,484
Obligations of state and
political subdivisions	78,164	603	(1,845)	76,922
Corporate obligations	8,415	268	(2)	8,681
Mortgage-backed securities in
government sponsored entities	43,183	2,832	-	46,015
Equity securities in financial institutions	914	303	(16)	1,201
Total available-for-sale securities	$ 248,066	$ 5,541	$ (2,304)	$ 251,303

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010 (in thousands).  As of December 31, 2011, the Company owned 9 securities whose fair value was less than their cost basis, respectively.

December 31, 2011	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ 10,018	$ (21)	$ -	$ -	$ 10,018	$ (21)
Obligations of states and
political subdivisions	1,057	(3)	771	(2)	1,828	(5)
Mortgage-backed securities in
government sponsored entities	3,164	(12)	-	-	3,164	(12)
Equity securities in financial institutions	39	(1)	-	-	39	(1)

Total securities	$ 14,278	$ (37)	$ 771	$ (2)	$ 15,049	$ (39)

December 31, 2010	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ 38,502	$ (441)	$ -	$ -	$ 38,502	$ (441)
Obligations of states and
political subdivisions	45,335	(1,784)	526	(61)	45,861	(1,845)
Corporate obligations	1,157	(2)	-	-	1,157	(2)
Mortgage-backed securities in
government sponsored entities	-	-	-	-	-	-
Equity securities in financial institutions	139	(16)	-	-	139	(16)

Total securities	$ 85,133	$ (2,243)	$ 526	$ (61)	$ 85,659	$ (2,304)

As of December 31, 2011, the Company’s investment securities portfolio contains unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, obligations of states and political subdivisions, mortgage backed securities in government sponsored entities and equity securities in financial institutions. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  During 2011, an impairment loss was determined to be other than temporary for an equity security in a financial institution. As a result a $54,000 loss was recognized on the Consolidated Statement of Income. As of December 31, 2011 and 2010, the Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale during 2011, 2010, and 2009 were $10,264,000, $8,871,000, and $10,730,000, respectively.  The gross gains realized during 2011 consisted of realized gains of $115,000, $254,000, $68,000 and $24,000 from the sale of three agency securities, thirteen mortgage backed securities, portions of two equity securities and one municipal security, respectively. The gross losses incurred during 2011 were made up of realized losses of $4,000, $6,000, and $63,000 from the sale of an equity security, one mortgage backed security, and three municipal securities and an impairment charge related to an equity security in a financial institution in the amount of $54,000. The Company recognized the impairment loss in 2011 due to the extent of the loss as of December 31, 2011, as the impairment charge represented 60.3% of the stock’s cost basis, which the Company does not expect to recover in the near term. The gross gains realized during 2010 consisted of realized gains of $21,000, $23,000, and $55,000 from the sale of a U.S. Treasury note, three agency securities and one mortgage backed securities, respectively. There were no losses incurred during 2010. The gross gains realized during 2009 consisted of realized gains of $32,000, $157,000, $86,000 and $21,000 from the sale of an agency security, two mortgage backed securities, a corporate bond and an equity security, respectively. The gross losses incurred during 2009 were made up of realized losses of $22,000, $27,000 and $54,000 from the sale of a corporate bond, three municipal securities and one equity security and an impairment charge of our Freddie Mac preferred stock in the amount of $54,000. Gross gains and gross losses were realized as follows (in thousands):

	2011	2010	2009
Gross gains	$ 461	$ 99	$ 296
Gross losses	127	-	157
Net gains	$ 334	$ 99	$ 139

Investment securities with an approximate carrying value of $177,940,000 and $162,742,000 at December 31, 2011 and 2010, respectively, were pledged to secure public funds and certain other deposits as provided by law and certain borrowing arrangements of the Company.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at December 31, 2011, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$ 10,488	$ 10,560
Due after one year through five years	99,477	101,142
Due after five years through ten years	33,439	34,636
Due after ten years	164,579	171,243
Total	$ 307,983	$ 317,581

4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout North central Pennsylvania and Southern New York.  Although the Company has a diversified loan portfolio at December 31, 2011 and 2010, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio as of December 31, 2011 and 2010 (in thousands):

December 31, 2011	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 184,034	$ 58	$ 183,976
Commercial and agricultural	185,050	8,270	176,780
Construction	8,481	-	8,481
Consumer	10,746	-	10,746
Commercial and other loans	44,299	517	43,782
State and political subdivision loans	54,899	-	54,899
Total	487,509	$ 8,845	$ 478,664
Allowance for loan losses	6,487
Net Loans	$ 481,022
December 31, 2010	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 185,012	$ 172	$ 184,840
Commercial and agricultural	171,577	9,976	161,601
Construction	9,766	-	9,766
Consumer	11,285	-	11,285
Commercial and other loans	47,156	1,374	45,782
State and political subdivision loans	48,721	-	48,721
Total	473,517	$ 11,522	$ 461,995
Allowance for loan losses	5,915
Net Loans	$ 467,602

Real estate loans serviced for Freddie Mac and Fannie Mae, which are not included in the consolidated balance sheet, totaled $58,985,000 and $56,085,000 at December 31, 2011 and 2010, respectively.

At December 31, 2011 and 2010, net unamortized loan fees and costs of $1,354,000 and $1,243,000, respectively, have been included in the carrying value of loans.

The segments of the Bank’s loan portfolio are disaggregated into classes to a level that allows management to monitor risk and performance. Residential real estate mortgages consists of 15 to 30 year first mortgages on residential real estate, while residential real estate home equities are consumer purpose installment loans or lines of credit  secured by a mortgage which is often a second lien on residential real estate with terms of 15 years or less. Commercial real estate are business purpose loans secured by a mortgage on commercial real estate. Agricultural real estate are loans secured by a mortgage on real estate used in agriculture production. Construction real estate are loans secured by residential or commercial real estate used during the construction phase of residential and commercial projects. Consumer loans are typically unsecured or primarily secured by something other than real estate and overdraft lines of credit connected with customer deposit accounts. Commercial and other loans are loans for commercial purposes primarily secured by non-real estate collateral. Other agricultural loans are loans for agricultural purposes primarily secured by non real estate collateral. State and political subdivisions are loans for state and local municipalities for capital and operating expenses or tax free loans used to finance commercial development

Management considers commercial and other loans, commercial and agricultural real estate loans and state and political subdivision loans  which are 90 days or more past due to be impaired. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.

The following table includes the recorded investment and unpaid principal balances for impaired loans by class, with the associated allowance amount, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
December 31, 2011
Real estate loans:
Mortgages	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Home Equity	94	36	58	94	13	36	1
Commercial	9,394	5,663	2,607	8,270	433	8,585	65
Agricultural	-	-	-	-	-	371	37
Construction	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Commercial and other loans	574	30	487	517	48	501	-
Other Agricultural Loans	-	-	-	-	-	160	20
State and political
subdivision loans	-	-	-	-	-	-	-
Total	$ 10,062	$ 5,729	$ 3,152	$ 8,881	$ 494	$ 9,653	$ 123

December 31, 2010
Real estate loans:
Mortgages	$ 132	$ -	$ 131	$ 131	$ 21	$ 55	$ -
Home Equity	72	41	-	41	-	56	-
Commercial	8,540	1,682	6,053	7,735	167	5,445	67
Agricultural	2,421	2,241	-	2,241	-	2,373	64
Construction	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Commercial and other loans	455	404	-	404	-	469	1
Other Agricultural Loans	1,040	970	-	970	-	958	11
State and political
subdivision loans	-	-	-	-	-	-	-
Total	$ 12,660	$ 5,338	$ 6,184	$ 11,522	$ 188	$ 9,356	$ 143

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

The following tables represent credit exposures by internally assigned grades as of December 31, 2011 and 2010 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
December 31, 2011
Real estate loans:
Commercial	$ 138,409	$ 10,372	$ 17,045	$ -	$ -	$ 165,826
Agricultural	14,628	2,412	2,184	-	-	19,224
Construction	8,481	-	-	-	-	8,481
Commercial and other loans	34,606	2,203	921	17	-	37,747
Other Agricultural Loans	4,509	809	1,234	-	-	6,552
State and political
subdivision loans	53,733	-	1,166	-	-	54,899
Total	$ 254,366	$ 15,796	$ 22,550	$ 17	$ -	$ 292,729

	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
December 31, 2010
Real estate loans:
Commercial	$ 120,344	$ 15,570	$ 16,585	$ -	$ -	$ 152,499
Agricultural	12,007	1,063	6,008	-	-	19,078
Construction	9,766	-	-	-	-	9,766
Commercial and other loans	36,784	2,545	848	24	-	40,201
Other Agricultural Loans	4,024	469	2,462	-	-	6,955
State and political
subdivision loans	47,482	-	1,239	-	-	48,721
Total	$ 230,407	$ 19,647	$ 27,142	$ 24	$ -	$ 277,220

For residential real estate mortgages, home equities and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below and all loans past due 90 or more days. The following table presents the recorded investment in those loan classes based on payment activity as of December 31, 2011 and 2010 (in thousands):

December 31, 2011	Performing	Non-performing	Total
Real estate loans:
Mortgages	$ 102,238	$ 473	$ 102,711
Home Equity	81,143	180	81,323
Consumer	10,746	-	10,746
Total	$ 194,127	$ 653	$ 194,780

December 31, 2010	Performing	Non-performing	Total
Real estate loans:
Mortgages	$ 96,830	$ 413	$ 97,243
Home Equity	87,460	309	87,769
Consumer	11,278	7	11,285
Total	$ 195,568	$ 729	$ 196,297

Age Analysis of Past Due Loans by Class

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loans as of December 31(in thousands):

	30-59 Days	60-89 Days	90 Days	Total Past		Total	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Loans	Accruing
December 31, 2011
Real estate loans:
Mortgages	$ 428	$ 91	$ 398	$ 917	$ 101,794	$ 102,711	$ 60
Home Equity	339	-	180	519	80,804	81,323	39
Commercial	319	412	2,794	3,525	162,301	165,826	176
Agricultural	143	-	-	143	19,081	19,224	-
Construction	-	-	-	-	8,481	8,481	-
Consumer	86	7	-	93	10,653	10,746	-
Commercial and other loans	9	-	503	512	37,235	37,747	-
Other Agricultural Loans	-	-	-	-	6,552	6,552	-
State and political
subdivision loans	-	-	-	-	54,899	54,899	-
Total	$ 1,324	$ 510	$ 3,875	$ 5,709	$ 481,800	$ 487,509	$ 275

Loans considered non-accrual	$ -	$ -	$ 3,600	$ 3,600	$ 5,565	$ 9,165
Loans still accruing	1,324	510	275	2,109	476,235	478,344
Total	$ 1,324	$ 510	$ 3,875	$ 5,709	$ 481,800	$ 487,509

	30-59 Days	60-89 Days	90 Days	Total Past		Total	90 Days and
	Past Due	Past Due	Or Greater	Due	Current	Loans	Accruing
December 31, 2010
Real estate loans:
Mortgages	$ 518	$ 50	$ 412	$ 980	$ 96,263	$ 97,243	$ 104
Home Equity	762	139	262	1,163	86,606	87,769	116
Commercial	188	1,647	1,827	3,662	148,837	152,499	426
Agricultural	-	-	-	-	19,078	19,078	-
Construction	-	-	-	-	9,766	9,766	-
Consumer	83	3	7	93	11,192	11,285	6
Commercial and other loans	111	6	398	515	39,686	40,201	40
Other Agricultural Loans	5	-	-	5	6,950	6,955
State and political
subdivision loans	-	-	-	-	48,721	48,721	-
Total	$ 1,667	$ 1,845	$ 2,906	$ 6,418	$ 467,099	$ 473,517	$ 692

Loans considered non-accrual	$ -	$ 39	$ 2,214	$ 2,253	$ 9,600	$ 11,853
Loans still accruing	1,667	1,806	692	4,165	457,499	461,664
Total	$ 1,667	$ 1,845	$ 2,906	$ 6,418	$ 467,099	$ 473,517

Nonaccrual Loans

Loans are considered for nonaccrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although the Corporation may be receiving partial payments of interest and partial repayments of principal on such loans or if full payment of principal and interest is not expected.

The following table reflects the loans on nonaccrual status as of December 31, 2011 and 2010, respectively. The balances are presented by class of loan (in thousands):

	December 31, 2011	December 31, 2010
Real estate loans:
Mortgages	$ 413	$ 309
Home Equity	141	193
Commercial	8,094	7,735
Agricultural	-	2,241
Construction	-	-
Consumer	-	1
Commercial and other	517	404
Other Agricultural	-	970
State and political subdivision	-	-

	$ 9,165	$ 11,853

Interest income on loans would have increased by approximately $625,000, $522,000, and $331,000 and during 2011, 2010 and 2009, respectively, if these loans had performed in accordance with their terms.

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

Loan modifications that are considered TDR’s completed during the year ended December 31, 2011 were as follows:

	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
(Dollar amounts in thousands)
Real estate loans:
Residential	2	-	$ 76	$ -	$ 76	$ -
Commercial	5	1	5,912	47	5,912	47
Commercial and other loans	1	-	15	-	15	-
Total	8	1	$ 6,003	$ 47	$ 6,003	$ 47

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. Loan modifications considered TDR’s that defaulted during the twelve month period ended December 31, 2011 were as follows:

(Dollar amounts in thousands)	Number of contracts	Recorded investment
Real estate loans:
Residential	-	$ -
Commercial	3	150
Commercial and other loans	-	-
Total recidivism	3	$ 150

Allowance for Loan Losses

The following tables roll forward the balance of the allowance for loan and lease losses for the years ended December 31, 2011, 2010 and 2009 (in thousands):
	Year Ended December 31,
	2011	2010	2009
Balance, beginning of year	$ 5,915	$ 4,888	$ 4,378
Provision charged to income	675	1,255	925
Recoveries on loans previously
charged against the allowance	104	180	131
	6,694	6,323	5,434
Loans charged against the allowance	(207)	(408)	(546)
Balance, end of year	$ 6,487	$ 5,915	$ 4,888

As discussed in Footnote 1, management evaluates various qualitative factors on a quarterly basis. The following are factors that experienced changes during 2011:

•	Separate factors were created for special mention, substandard and doubtful loans for each qualitative factor reviewed to more accurately reflect the risks inherent in the Bank’s loan portfolio.
•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were decreased for all loans portfolio types due to the decreases in nonaccrual loans and total past due loans.

•
The qualitative factors for changes in the trends of charge-offs and recoveries were decreased for residential, consumer loans, commercial and agricultural loans due to reduced net charge-offs in 2011.

•	The qualitative factors for changes in portfolio volumes were reduced for agricultural loans due to the decreased size of the portfolio in relation to the total portfolio.
•
The qualitative factor for changes in values of underlying collateral was increased for residential and commercial real estate loans due to flooding that occurred in our primary market area of north central Pennsylvania. The Company is continuing to monitor the impact, if any, this will have on the loan portfolio.

•
The qualitative factor for the existence and effect of any credit concentrations and changes in the level of such concentrations was increased for municipal loans and commercial loans due to the increased size of these loans in regards to the Company’s loan portfolio, while this factor was reduced for agricultural loans.

The following table rolls forward the balance of the allowance for loan and lease losses by portfolio segment from 2010 to 2011 and from 2009 to 2010 and is segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2011 and 2010 (in thousands):

	Balance at December 31, 2010	Charge- offs	Recoveries	Provision	Balance at December 31, 2011	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 969	$ (101)	$ -	$ (63)	$ 805	$ 13	$ 792
Commercial and agricultural	3,380	(29)	15	766	4,132	433	3,699
Construction	22	-	-	(7)	15	-	15
Consumer	108	(71)	57	17	111	-	111
Commercial and other loans	983	(6)	32	(335)	674	48	626
State and political
subdivision loans	137	-	-	98	235	-	235
Unallocated	316	-	-	199	515	-	515
Total	$ 5,915	$ (207)	$ 104	$ 675	$ 6,487	$ 494	$ 5,993

	Balance at December 31, 2009	Charge- offs	Recoveries	Provision	Balance at December 31, 2010	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 801	$ (76)	$ 4	$ 240	$ 969	$ 21	$ 948
Commercial and agricultural	2,864	(124)	21	619	3,380	167	3,213
Construction	20	-	-	2	22	-	22
Consumer	131	(88)	79	(14)	108	-	108
Commercial and other loans	918	(120)	76	109	983	-	983
State and political
subdivision loans	93	-	-	44	137	-	137
Unallocated	61	-	-	255	316	-	316
Total	$ 4,888	$ (408)	$ 180	$ 1,255	$ 5,915	$ 188	$ 5,727

The negative provision associated with commercial and other loans of $335,000 for 2011 was primarily driven by the $2,857,000 or 6.1% decrease in the loan portfolio balance from December 31, 2010 and the $1,164,000 decrease in commercial and other loans, including other agricultural loans classified as special mention or substandard. These items resulted in certain qualitative factors being reduced as discussed above, which resulted the negative provision for 2011.

5. PREMISES & EQUIPMENT

Premises and equipment are summarized as follows (in thousands):

	December 31,
	2011	2010
Land	$ 3,278	$ 3,488
Buildings	12,313	12,361
Furniture, fixtures and equipment	6,517	7,348
Construction in process	6	9
	22,114	23,206
Less: accumulated depreciation	10,412	10,703
Premises and equipment, net	$ 11,702	$ 12,503

Depreciation expense amounted to $649,000, $669,000 and $637,000 for 2011, 2010 and 2009, respectively.

6. GOODWILL

As of December 31, 2011 and 2010, the Company had goodwill of $10,256,000, which is tested for impairment on an annual basis. Based on the fair value of the reporting unit, no goodwill impairment loss was recognized in 2011, 2010 or 2009.

7. CORE DEPOSIT INTANGIBLE ASSETS

A summary of core deposit intangible assets is as follows (in thousands):

	December 31,
	2011	2010
Beginning carrying amount	$ 3,619	$ 3,619
Add: amount related to acquisition	-	-
Gross carrying amount	$ 3,619	$ 3,619
Less: accumulated amortization	3,604	3,587
Net carrying amount	$ 15	$ 32

Amortization expense amounted to $17,000, $17,000 and $160,000 for 2011, 2010 and 2009, respectively.  The estimated amortization expense of intangible assets for the next fiscal year is as follows (in thousands):

For the year ended December 31, 2012	15
Total	$ 15

8. FEDERAL HOME LOAN BANK (FHLB) STOCK

The Bank is a member of the FHLB of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of December 31, 2011 and 2010, the Bank holds $3,027,000 and $3,498,000, respectively. The stock is bought from and sold to the FHLB based upon its $100 par value.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) The significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) Commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) The impact of legislative and regulatory changes on the customer base of the FHLB and (d) The liquidity position of the FHLB.

The FHLB has incurred a significant cumulative loss in regards to comprehensive income in the three years ended December 31, 2011 and had suspended the payment of dividends; however, due to improved results in 2011 and 2010 over 2009, a dividend will be paid in February 2012.  The cumulative losses were primarily attributable to impairment of investment securities associated with the distressed economic conditions during 2008 and 2009.  Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios have improved in the most recent quarters, liquidity appears adequate, and new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members through 2011 and has reinstituted the dividend in 2012.

9. DEPOSITS

The following table shows the breakdown of deposits by deposit type (dollars in thousands):

	2011	2010
	Amount	Amount
Non-interest-bearing deposits	$ 85,605	$ 75,589
NOW accounts	200,897	176,625
Savings deposits	79,659	61,682
Money market deposit accounts	67,223	50,201
Certificates of deposit	300,609	316,614
Total	$ 733,993	$ 680,711

Certificates of deposit of $100,000 or more amounted to $120,127,000 and $128,696,000 at December 31, 2011 and 2010, respectively. Interest expense on certificates of deposit of $100,000 or more amounted to $2,496,000, $3,095,000, and, $3,353,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Following are maturities of certificates of deposit as of December 31, 2011 (in thousands):

2012	$ 149,077
2013	54,393
2014	49,310
2015	26,316
2016	19,274
Thereafter	2,239
Total certificates of deposit	$ 300,609

10. BORROWED FUNDS

	Sold Under	Treasury						Total
	Agreements to	Direct	FHLB	Federal Funds	FRB	Notes	Term	Borrowed
(dollars in thousands)	Repurchase(a)	Investments(b)	Advances(c)	Line (d)	BIC Line (e)	Payable(f,g)	Loans(h)	Funds
2011
Balance at December 31	$ 11,382	$ -	$ -	$ -	$ -	$ 7,500	$ 35,000	$ 53,882
Highest balance at any month-end	11,382	-	-	-	-	7,500	39,000	57,882
Average balance	10,484	-	3	-	-	7,500	37,496	55,483
Weighted average interest rate:
Paid during the year	0.82%	0.00%	0.68%	1.53%	0.00%	5.87%	3.22%	3.13%
As of year-end	0.79%	0.00%	0.00%	0.00%	0.00%	5.87%	3.13%	3.01%
2010
Balance at December 31	$ 9,496	$ -	$ -	$ -	$ -	$ 7,500	$ 39,000	$ 55,996
Highest balance at any month-end	9,957	-	-	-	$ -	7,500	39,000	56,457
Average balance	8,703	-	-	-	1	7,500	37,866	54,070
Weighted average interest rate:
Paid during the year	1.05%	0.00%	0.00%	0.00%	0.75%	5.87%	3.28%	3.29%
As of year-end	0.94%	0.00%	0.00%	0.00%	0.00%	5.87%	3.20%	3.18%

(a) Securities sold under agreements to repurchase mature within 5 years. As of December 31, 2011 and 2010, repurchase agreements with original maturities of less than one year totaled $9,602,000 and $7,734,000, respectively. As of December 31, 2011 and 2010, repurchase agreements with original maturities greater than one year totaled $1,780,000 and $1,762,000, respectively. The carrying value of the underlying securities pledged at December 31, 2011 and 2010 was $15,631,000 and $11,658,000, respectively.

(b) Treasury Direct Investments consist of notes issued under the U.S. Treasury Department’s program of investing balances in interest-bearing demand notes insured by depository institutions.

(c) FHLB Advances consist of an “Open RepoPlus” agreement with the Federal Home Loan Bank of Pittsburgh. FHLB “Open RepoPlus” advances are short-term borrowings that bear interest based on the Federal Home Loan Bank discount rate or Federal Funds rate, whichever is higher.  The Company has a borrowing limit of $246,138,000, inclusive of any outstanding advances. FHLB advances are secured by a blanket security agreement that includes the Company’s FHLB stock, as well as certain investment and mortgage-backed securities held in safekeeping at the FHLB and certain residential and commercial mortgage loans.  At December 31, 2011 and 2010, the approximate carrying value of the securities collateral was $11,196,000 and $26,087,000, respectively.

(d) The federal funds line consists of an unsecured line from a third party bank at market rates.  The Company has a borrowing limit of $10,000,000, inclusive of any outstanding balances.  No specific collateral is required to be pledged for these borrowings.

(e) The Federal Reserve Bank Borrower in Custody (FRB BIC) Line consists of a borrower in custody in agreement open in January 2010 with the Federal Reserve Bank of Philadelphia secured by municipal loans maintained in the Company's possession.    As of December 31, 2011, the Company has a borrowing limit of $14,249,000, inclusive of any outstanding advances. The approximate carrying value of the municipal loan collateral was $17,549,000 and $17,795,000 as of December 31, 2011 and 2010, respectively.

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

(g) In December, 2008, the Company entered into an interest rate swap agreement to convert floating-rate debt to fixed rate debt on a notional amount of $7,500,000. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreement was entered into on December 17, 2008 and expires December 17, 2013.  The fair value of the interest rate swap at December 31, 2011 and 2010 was a liability of $348,000 and $409,000, respectively, and is included within other liabilities on the consolidated balance sheets.

(h) Term Loans consist of separate loans with a third party bank and the Federal Home Loan Bank of Pittsburgh as follows (in thousands):

		December 31,	December 31,
Interest Rate	Maturity	2011	2010
Fixed:
3.12%	May 9, 2011	-	1,000
3.73%	July 11, 2011	-	2,000
3.79%	August 22, 2011	-	1,000
3.70%	September 6, 2011	-	1,000
3.62%	September 6, 2011	-	2,000
3.57%	May 7, 2012	2,000	2,000
3.36%	May 9, 2012	2,000	2,000
3.89%	September 5, 2012	1,000	1,000
2.72%	March 31, 2013	1,150	1,150
2.58%	April 28, 2013	2,000	2,000
2.37%	May 5, 2013	2,000	2,000
3.75%	May 6, 2013	2,000	2,000
3.55%	May 9, 2013	2,000	2,000
2.26%	May 15, 2013	1,650	1,650
3.42%	December 2, 2013	5,000	5,000
3.52%	December 5, 2013	5,000	5,000
2.31%	January 27,2014	1,000	1,000
2.80%	April 17, 2014	3,200	3,200
2.29%	October 2, 2017	2,000	2,000
2.72%	July 12, 2018	1,000	-
3.52%	July 12, 2021	2,000	-
Total term loans		$ 35,000	$ 39,000

 Following are maturities of borrowed funds as of December 31, 2011 (in thousands):

2012	$ 22,711
2013	20,800
2014	4,200
2015	637
2016	534
Thereafter	5,000
Total borrowed funds	$ 53,882

11. EMPLOYEE BENEFIT PLANS

Noncontributory Defined Benefit Pension Plan

The Bank sponsors a trusteed, noncontributory defined benefit pension plan covering substantially all employees and officers.  The pension plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank and compensation rates near retirement. The Bank’s funding policy is to make annual contributions, if needed, based upon the funding formula developed by the pension plan’s actuary. For the years ended December 31, 2011 and 2010, contributions to the pension plan totaled $505,000 and $450,000, respectively.

The pension plan was amended to cease eligibility for employees with a hire date of January 1, 2007 or later.  In lieu of the pension plan, employees with a hire date of January 1, 2007 or later are eligible to receive, after meeting length of service requirements, an annual discretionary 401(k) plan contribution from the Bank equal to a percentage of an employee’s base compensation.  The contribution amount will be placed in a separate account within the 401(k) plan and will be subject to a vesting requirement. Contributions by the Company totaled $18,000 and $17,000 for 2011 and 2010, respectively.

The pension plan was also amended, effective January 1, 2008, for employees who are still eligible to participate.  The amended pension plan calls for benefits to be paid to eligible employees based primarily upon years of service with the Bank and compensation rates during employment.  Upon retirement or other termination of employment, employees can elect either an annuity benefit or a lump sum distribution of vested benefits in the pension plan.

The following table sets forth the obligation and funded status as of December 31 (in thousands):

	2011	2010

Change in benefit obligation
Benefit obligation at beginning of year	$7,637	$7,448
Service cost	328	303
Interest cost	402	399
Actuarial (gain) / loss	425	(184)
Benefits paid	(405)	(329)
Benefit obligation at end of year	8,387	7,637

Change in plan assets
Fair value of plan assets at beginning of year	7,337	6,458
Actual return on plan assets	35	758
Employer contribution	505	450
Benefits paid	(405)	(329)
Fair value of plan assets at end of year	7,472	7,337

Funded status	$(915)	$(300)

Amounts not yet recognized as a component of net periodic pension cost (in thousands):

Amounts recognized in accumulated other
comprehensive loss consists of:
Net loss	$2,570	$1,673
Prior service cost	(400)	(442)
Total	$2,170	$1,231

The accumulated benefit obligation for the defined benefit pension plan was $8,387,000 and $7,637,000 at December 31, 2011 and 2010, respectively.  Information where the accumulated benefit obligation is in excess of plan assets at December 31, 2011 is as follows (in thousands):

2011
Projected benefit obligation	$8,387
Accumulated benefit obligation	8,387
Fair value of plan assets	7,472

The components of net periodic benefit costs for the periods ending December 31 are as follows (in thousands):

	2011	2010	2009

Service cost	$328	$303	$330
Interest cost	402	399	424
Expected return on plan assets	(595)	(523)	(415)
Net amortization and deferral	46	44	137
Net periodic benefit cost	$181	$223	$476

The estimated net loss and prior service cost (benefit) that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost in 2012 is $150,000 and $(43,000), respectively.

The weighted-average assumptions used to determine benefit obligations at December 31:

	2011	2010

Discount rate	4.00%	5.25%
Rate of compensation increase	3.00%	3.25%

The weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31:

	2011	2010	2009

Discount rate	5.25%	5.75%	6.00%
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	3.00%	3.25%	3.25%

The long-term rate of return on plan assets gives consideration to returns currently being earned on plan assets as well as future rates expected to be earned.  The investment objective is to maximize total return consistent with the interests of the participants and beneficiaries, and prudent investment management.  The allocation of the pension plan assets is determined on the basis of sound economic principles and is continually reviewed in light of changes in market conditions.  Asset allocation favors equity securities, with a target allocation of 50-70%.  The target allocation for debt securities is 30-50%.  At December 31, 2011, the pension plan had a sufficient cash and money market position in order to re-allocate the equity portfolio for diversification purposes and reduce risk in the total portfolio.  The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value as of December 31:

(In thousands)	December 31, 2011
	Level 1	Level II	Level III	Total	Allocation
Assets
Cash and cash equivalents	$ 208	$ -	$ -	$ 208	2.8%
Equity Securities
U.S. Companies	2,958	-	-	2,958	39.6%
Mutual Funds (a)	1,797	-	-	1,797	24.0%
Corporate Bonds	-	1,273	-	1,273	17.0%
U.S. Agency Securities	-	1,086	-	1,086	14.5%
Certificate of deposit	150	-	-	150	2.1%
Total	$ 5,113	$ 2,359	$ -	$ 7,472	100.0%

(In thousands)	December 31, 2010
	Level 1	Level II	Level III	Total	Allocation
Assets
Cash and cash equivalents	$ 408	$ -	$ -	$ 408	5.6%
Equity Securities
U.S. Companies	2,945	-	-	2,945	40.1%
Mutual Funds (a)	1,969	-	-	1,969	26.8%
Corporate Bonds	-	1,048	-	1,048	14.3%
U.S. Agency Securities	-	817	-	817	11.1%
Certificate of deposit	150	-	-	150	2.1%
Total	$ 5,472	$ 1,865	$ -	$ 7,337	100.0%

(a)	This category comprises mutual funds investing in domestic large-cap, mid-caps, small caps, international large cap, emerging markets and commodities.

Equity securities include the Company’s common stock in the amounts of $346,000 (4.6% of total plan assets) and $402,000 (5.5% of total plan assets) at December 31, 2011 and 2010, respectively.

The Bank expects to contribute $575,000 to its pension plan in 2012.  Expected future benefit payments that the Bank estimates from its pension plan are as follows (in thousands):

2012	$ 296
2013	282
2014	631
2015	285
2016	521
2017 - 2021	3,633

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $230,000, $226,000 and $212,000 for 2011, 2010 and 2009, respectively.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the deferred compensation plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the deferred compensation plan are not guaranteed and represent a general liability of the Company.  Amounts included in interest expense on the deferred amounts totaled $22,000, $28,000 and $36,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the Plan) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  100,000 shares of the Company’s common stock have been authorized under the Plan, which terminates April 18, 2016. As of December 31, 2011, 74,915 shares remain available to be issued under the Plan. The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

During 2011 and 2010, 4,268 and 5,350 shares of restricted stock were awarded and 5,588 and 5,849 shares were vested.  Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.  Compensation expense related to restricted stock was $145,000, $127,000, and $98,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law.  At December 31, 2011 and 2010, an obligation of $809,000 and $747,000, respectively, was included in other liabilities for this plan in the consolidated balance sheet.  Expenses related to this plan totaled $62,000, $348,000 and $211,000 for the years ended December 31, 2011, 2010 and 2009.

12. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Currently payable	$ 3,512	$ 3,426	$ 2,438
Deferred tax liability (asset)	98	(270)	245
Provision for income taxes	$ 3,610	$ 3,156	$ 2,683

The following temporary differences gave rise to the net deferred tax assets at December 31, 2011 and 2010 (in thousands):

	2011	2010
Deferred tax assets:
Allowance for loan losses	$ 2,206	$ 2,011
Deferred compensation	563	582
Merger & acquisition costs	39	43
Other than temporary impairment on available-for-sale securities	789	1,015
Pension and other retirement obligation	586	356
Unrealized loss on interest rate swap	118	139
Interest on non-accrual loans	572	395
Other	185	61
Total	$ 5,058	$ 4,602

Deferred tax liabilities:
Premises and equipment	$ (343)	$ (386)
Investment securities accretion	(354)	(298)
Loan fees and costs	(80)	(113)
Goodwill and core deposit intangibles	(1,828)	(1,522)
Low income housing tax credits	(36)	(62)
Mortgage servicing rights	(103)	(108)
Unrealized gains on available-for-sale securities	(3,406)	(1,100)
Total	(6,150)	(3,589)
Deferred tax (liability) asset, net	$ (1,092)	$ 1,013

No valuation allowance was established at December 31, 2011 and 2010, in view of the Company’s ability to carryback to taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company’s earnings potential.

The total provision for income taxes is different from that computed at the statutory rates due to the following items (in thousands):

	Year Ended December 31,
	2011	2010	2009
Provision at statutory rates on
pre-tax income	$ 5,590	$ 4,977	$ 4,260
Effect of tax-exempt income	(1,844)	(1,607)	(1,372)
Low income housing tax credits	(96)	(164)	(187)
Bank owned life insurance	(169)	(171)	(167)
Nondeductible interest	107	113	123
Other items	22	8	26
Provision for income taxes	$ 3,610	$ 3,156	$ 2,683
Statutory tax rates	34%	34%	34%
Effective tax rates	22.0%	21.5%	21.4%

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exception, the Company’s federal and state income tax returns for taxable years through 2007 have been closed for purposes of examination by the federal and state taxing jurisdictions.

13. OTHER COMPREHENSIVE INCOME

Total comprehensive income is reported in the accompanying statements of changes in stockholders’ equity. Information related to net other comprehensive income is as follows (in thousands):
	2011	2010	2009
Net Income	$ 12,832	$ 11,502	$ 9,864

Other Comprehensive income
Securities available for sale
Change in net unrealized gain/loss during the period	7,114	(1,617)	2,313
Income tax (benefit)	2,419	(550)	786
Subtotal	9,533	(2,167)	3,099
Reclassification adjustment for (gains) losses
included in income	(334)	(99)	(139)
Income tax (benefit)	(114)	(34)	(47)
Subtotal	(448)	(133)	(186)
Other comprehensive gain (loss) on securities available for
sale before income tax	6,780	(1,716)	2,174
Income tax (benefit)	2,305	(584)	739
Other comprehensive gain (loss) on securities available for sale	4,475	(1,132)	1,435

Unrealized gain (loss) on interest rate swap	61	(243)	178
Income tax (benefit)	21	(83)	61
Other comprehensive (loss) gain on interest rate swap	40	(160)	117

Change in unrecognized pension costs	(939)	464	701
Income tax (benefit)	(319)	159	238
Other comprehensive (loss) gain on unrecognized pension costs	(620)	305	463

Net other comprehensive income (loss)	3,895	(987)	2,015
Comprehensive income	$ 16,727	$ 10,515	$ 11,879

The components of accumulated other comprehensive income, net of tax, as of December 31, we as follows (in thousands):

	2011	2010
Net unrealized gain on securities available for sale	$ 10,017	$ 3,237
Tax effect	3,406	1,101
Net -of-tax amount	6,611	2,136

Unrealized loss on interest rate swap	(348)	(409)
Tax effect	(118)	(139)
Net -of-tax amount	(230)	(270)

Unrecognized pension costs	(2,170)	(1,231)
Tax effect	(738)	(419)
Net -of-tax amount	(1,432)	(812)

Total accumulated other comprehensive income	$ 4,949	$ 1,054

14. RELATED PARTY TRANSACTIONS

Certain executive officers, corporate directors or companies in which they have 10 percent or more beneficial ownership were indebted to the Bank.  Such loans were made in the ordinary course of business at the Bank’s normal credit terms and do not present more than a normal risk of collection.  A summary of loan activity for 2011 and 2010 with officers, directors, stockholders and associates of such persons is listed below (in thousands):

	Year Ended December 31,
	2011	2010
Balance, beginning of year	$ 3,080	$ 2,988
New loans	2,270	1,451
Repayments	(1,294)	(1,359)
Balance, end of year	$ 4,056	$ 3,080

15. REGULATORY MATTERS

Dividend Restrictions:

The approval of the Comptroller of the Currency is required for a national bank to pay dividends up to the Company if the total of all dividends declared in any calendar year exceeds the Bank’s net income (as defined) for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2012 without approval of the Comptroller of the Currency of approximately $17,775,000, plus the Bank’s net income for 2012.

Loans:

The Bank is subject to regulatory restrictions which limit its ability to loan funds to the Company.  At December 31, 2011, the regulatory lending limit amounted to approximately $9,062,000.

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

As of December 31, 2011 and 2010, the FRB categorized the Company and the OCC categorized the Bank as well capitalized, under the regulatory framework for prompt corrective action.  To be categorized as a well capitalized financial institution, Total risk-based, Tier I risk-based and Tier I leverage capital ratios must be at least 10%, 6% and 5%, respectively.

The following table reflects the Company’s capital ratios at December 31 (dollars in thousands):

	2011		2010
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$ 82,050	16.23%	$ 72,371	14.97%
For capital adequacy purposes	40,432	8.00%	38,678	8.00%
To be well capitalized	50,540	10.00%	48,348	10.00%

Tier I capital (to risk-weighted assets)
Company	$ 75,541	14.95%	$ 66,327	13.72%
For capital adequacy purposes	20,216	4.00%	19,339	4.00%
To be well capitalized	30,324	6.00%	29,008	6.00%

Tier I capital (to average assets)
Company	$ 75,541	8.83%	$ 66,327	8.32%
For capital adequacy purposes	34,223	4.00%	31,890	4.00%
To be well capitalized	42,779	5.00%	39,862	5.00%

The following table reflects the Bank’s capital ratios at December 31 (dollars in thousands):

	2011		2010
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$ 77,051	15.29%	$ 66,814	13.87%
For capital adequacy purposes	40,326	8.00%	38,551	8.00%
To be well capitalized	50,408	10.00%	48,189	10.00%

Tier I capital (to risk-weighted assets)
Bank	$ 70,729	14.03%	$ 60,899	12.64%
For capital adequacy purposes	20,163	4.00%	19,276	4.00%
To be well capitalized	30,245	6.00%	28,913	6.00%

Tier I capital (to average assets)
Bank	$ 70,729	8.28%	$ 60,899	7.65%
For capital adequacy purposes	34,166	4.00%	31,836	4.00%
To be well capitalized	42,708	5.00%	39,794	5.00%

This annual report has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

16. COMMITMENTS AND CONTINGENT LIABILITIES

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

Credit Extension Commitments

The Company’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Financial instruments, whose contract amounts represent credit risk at December 31, 2011 and 2010, are as follows (in thousands):

	2011	2010
Commitments to extend credit	$89,012	$74,746
Standby letters of credit	3,832	4,442

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

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use.  The non-contractual amount of financial instruments with off-balance sheet risk at December 31, 2011 was $12,446,000.  The Company reserves the right to discontinue this service without prior notice.

Litigation Matters

The Company is subject to lawsuits and claims arising out its business. There are no legal proceedings or claims currently pending or threatened other than those encountered during the normal course of business, which include various foreclosure proceedings. As a result of these proceedings, it is not unusual for customers to countersue the Bank, which are vigorously challenged by the Bank’s Counsel.

17. OPERATING LEASES

The following schedule shows future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 2011 (in thousands):

2012	$ 123
2013	123
2014	71
2015	60
2016	39
Thereafter	344
Total borrowed funds	$ 760

The Company’s operating lease obligations represent short and long-term lease and rental payments for facilities. Total rental expense for all operating leases for the years ended December 31, 2011, 2010 and 2009 were $159,000, $139,000 and $128,000, respectively.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following tables present the assets reported on the consolidated balance sheet at their fair value on a recurring basis as of December 31, 2011 and 2010 (in thousands) by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	December 31, 2011
	Level 1	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. Agency securities	$ -	$ 168,600	$ -	$ 168,600
Obligations of state and
political subdivisions	-	101,547	-	101,547
Corporate obligations	-	8,460	-	8,460
Mortgage-backed securities in
government sponsored entities	-	38,974	-	38,974
Equity securities in financial institutions	1,242	-	-	1,242
Trust Preferred Interest Rate Swap	-	(348)	-	(348)

	December 31, 2010
	Level 1	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. Agency securities	$ -	$ 118,484	$ -	$ 118,484
Obligations of state and
political subdivisions	-	76,922	-	76,922
Corporate obligations	-	8,681	-	8,681
Mortgage-backed securities in
government sponsored entities	-	46,015	-	46,015
Equity securities in financial institutions	1,201	-	-	1,201
Trust Preferred Interest Rate Swap	-	(409)	-	(409)

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

Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value

The Corporation has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during 2011 and 2010 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense. The fair value of other real estate owned is estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.

Assets measured at fair value on a nonrecurring basis as of December 31, 2011 and 2010 (in thousands) are included in the table below:

	December 31, 2011
	Level 1	Level II	Level III	Total

Impaired Loans	$ -	$ -	$ 8,351	$ 8,351
Other real estate owned			860	860

	December 31, 2010
	Level 1	Level II	Level III	Total

Impaired Loans	$ -	$ 2,238	$ 9,096	$ 11,334
Other real estate owned		693		693

The fair values of the Company’s financial instruments are as follows (in thousands):

	December 31,
	2011		2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 30,432	$ 30,432	$ 43,995	$ 43,995
Available-for-sale securities	318,823	318,823	251,303	251,303
Net loans	481,022	527,724	467,602	494,098
Bank owned life insurance	13,669	13,669	13,171	13,171
Regulatory stock	3,301	3,301	3,773	3,773
Accrued interest receivable	3,621	3,621	3,455	3,455

Financial liabilities:
Deposits	$ 733,993	$ 740,839	$ 680,711	$ 683,315
Borrowed funds	53,882	51,437	55,996	52,820
Trust preferred interest rate swap	348	348	409	409
Accrued interest payable	1,512	1,512	1,779	1,779

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

19. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED BALANCE SHEET

	December 31,
(in thousands)	2011	2010
Assets:
Cash	$ 3,609	$ 4,228
Investment in subsidiary:
First Citizens National Bank	84,136	70,842
Other assets	1,664	1,648
Total assets	$ 89,409	$ 76,718

Liabilities:
Other liabilities	$ 441	$ 528
Borrowed funds	7,500	7,500
Total liabilities	7,941	8,028
Stockholders' equity	81,468	68,690
Total liabilities and stockholders' equity	$ 89,409	$ 76,718

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED STATEMENT OF INCOME
	Year Ended December 31,
(in thousands)	2011	2010	2009
Dividends from:
Bank subsidiary	$ 3,823	$ 3,608	$ 3,396
Available-for-sale securities	42	34	15
Total income	3,865	3,642	3,411
Realized securities losses	(38)	-	(33)
Expenses	488	423	432
Income before equity
in undistributed earnings
of subsidiary	3,339	3,219	2,946
Equity in undistributed
earnings - First Citizens National Bank	9,493	8,283	6,918
Net income	$ 12,832	$ 11,502	$ 9,864

CITIZENS FINANCIAL SERVICES, INC.
STATEMENT OF CASH FLOWS
	Year Ended December 31,
(in thousands)	2011	2010	2009
Cash flows from operating activities:
Net income	$ 12,832	$ 11,502	$ 9,864
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(9,493)	(8,283)	(6,918)
Investment securities losses, net	38	-	33
Other, net	125	199	94
Net cash provided by operating activities	3,502	3,418	3,073
Cash flows from investing activities:
Purchases of available-for-sale securities	(147)	(542)	(125)
Proceeds from the sale of available-for-sale securities	184	-	211
Net cash provided by (used in) investing activities	37	(542)	86
Cash flows from financing activities:
Cash dividends paid	(3,148)	(3,162)	(2,951)
Purchase of treasury stock	(851)	(386)	(286)
Purchase of restricted stock	(159)	(9)	-
Net cash used in financing activities	(4,158)	(3,557)	(3,237)
Net decrease in cash	(619)	(681)	(78)
Cash at beginning of year	4,228	4,909	4,987
Cash at end of year	$ 3,609	$ 4,228	$ 4,909

20. CONSOLIDATED CONDENSED QUARTERLY DATA (UNAUDITED)

(in thousands, except share data)		Three Months Ended,
2011	Mar 31	Jun 30	Sep 30	Dec 31
Interest income	$ 9,469	$ 9,565	$ 9,613	$ 9,646
Interest expense	2,533	2,489	2,406	2,255
Net interest income	6,936	7,076	7,207	7,391
Provision for loan losses	225	150	150	150
Non-interest income	1,499	1,684	1,738	1,774
Investment securities gains, net	120	114	117	(17)
Non-interest expenses	4,780	4,710	4,525	4,507
Income before provision for income taxes	3,550	4,014	4,387	4,491
Provision for income taxes	720	867	1,009	1,014
Net income	$ 2,830	$ 3,147	$ 3,378	$ 3,477
Earnings Per Share	$ 0.97	$ 1.07	$ 1.16	$ 1.20

		Three Months Ended,
2010	Mar 31	Jun 30	Sep 30	Dec 31
Interest income	$ 9,730	$ 9,767	$ 9,770	$ 9,733
Interest expense	2,983	2,958	2,757	2,642
Net interest income	6,747	6,809	7,013	7,091
Provision for loan losses	305	235	300	415
Non-interest income	1,399	1,585	1,536	1,749
Investment securities gains, net	64	35	-	-
Non-interest expenses	4,401	4,452	4,577	4,685
Income before provision for income taxes	3,504	3,742	3,672	3,740
Provision for income taxes	758	815	775	808
Net income	$ 2,746	$ 2,927	$ 2,897	$ 2,932
Earnings Per Share	$ 0.94	$ 1.00	$ 0.99	$ 1.00

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

 In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Because there were no material weaknesses discovered, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of December 31, 2011, a copy of which is included in this Annual Report on Form 10-K.

Date: March 8, 2012	By:	/s/ Randall E. Black
Randall E. Black
Chief Executive Officer & President (Principal Executive Officer)

Date: March 8, 2012	By:	/s/ Mickey L. Jones
Mickey L. Jones
Treasurer (Principal Financial & Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder’s and Board of Directors of
Citizens Financial Services, Inc.

We have audited the accompanying consolidated balance sheet of Citizens Financial Services, Inc. and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Financial Services, Inc. and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s and subsidiary’s internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ S.R. Snodgrass, A.C.
Wexford, Pennsylvania

March 8, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder’s and Board of Directors of
Citizens Financial Services, Inc.

We have audited the internal control over financial reporting for Citizens Financial Services, Inc. as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Citizens Financial Services Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States)  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Citizens Financial Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements of Citizens Financial Services, Inc. and our report dated March 8, 2012 expressed an unqualified opinion.

/s/ S.R. Snodgrass, A.C.
Wexford, Pennsylvania

March 8, 2012

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

(b)	Internal Controls Over Financial Reporting

Management’s annual report on internal control over financial reporting and the attestation report of the independent registered public accounting firm are incorporated herein by reference to Item 8 - the Company’s audited Consolidated Financial Statements in this Annual Report on Form 10-K

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION.

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information relating to the directors of the Company, the section captioned “Proposal 1. Election of Directors” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

Executive Officers

For information relating to officers of the Company, the section captioned “Proposal 1. Election of Directors” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference.

Disclosure of Code of Ethics

The Company has adopted a Code of Ethics that applies to directors, officers and employees of the Company and the Bank.  A copy of the Code of Ethics is posted on the Company’s website at www.firstcitizensbank.com.  The Company intends to satisfy the disclosure requirement of Form 8-K regarding an amendment to, or a waiver from, a provision of its Code of Ethics by posting such information on its website.

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

ITEM 11 – EXECUTIVE COMPENSATION

Executive Compensation

For information regarding executive and director compensation, the sections captioned “Executive and Director Compensation”, “Compensation Discussion and Analysis “ and “Compensation Committee Report” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)
Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

(b)
Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2011 about Company common stock that may be issued under the Company’s 2006 Restricted Stock Plan.  The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	n/a	n/a	74,915

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	n/a	n/a	74,915

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers - Transactions with Related Persons” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

For information regarding the principal accountant fees and expenses the section captioned “Proposal 2. Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  The following documents are filed as a part of this report:

    1.  The following financial statements are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2011 and 2010
Consolidated Statement of Income for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statement of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

    2.  All financial statement schedules are omitted because the required information is either not applicable, not required or isshown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection (a)(1) of this item.

    3. The following Exhibits are filed herewith, or incorporated by reference as a part of this report.

3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended(1)
3.2	Bylaws of Citizens Financial Services, Inc.(2)
4	Instrument defining the rights of security holders (3)
10.1	*Amended and Restated Executive Employment Agreement between Citizens Financial Services, Inc., First Citizens National Bank and Randall E. Black
10.2	*Consulting and Non-Compete Agreement between Citizens Financial Services, Inc., First Citizens National Bank and Richard E. Wilber(4)
10.3	*Citizens Financial Services, Inc. Directors’ Deferred Compensation Plan(5)
10.4	*Citizens Financial Services, Inc. Directors’ Life Insurance Program(6)
10.5	*Citizens Financial Services, Inc. 2006 Restricted Stock Plan(7)
10.6	*Supplemental Executive Retirement Plan(8)
10.7	*Change in Control Agreement, between First Citizens National Bank, Citizens Financial Services, Inc. (as guarantor) and Terry B. Osborne (9)
10.8	*Change in Control Agreement, between First Citizens National Bank, Citizens Financial Services, Inc. (as guarantor) and Mickey L. Jones (9)
10.9	*First Citizens National Bank Annual Incentive Plan
21	List of Subsidiaries
23	Consent of S.R. Snodgrass, A.C., Certified Public Accountants
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

101**
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Changes in Stockholders' Equity, (iv) the Consolidated Statement of Cash Flows and (v) related notes.

       ______________________

*Management contract or compensatory plan, contract or arrangement

** Furnished not filed

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

(7)      Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8, as filed with the Commission on August 29, 2006.

(8)      Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Commission on March 12, 2009

(9)    Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K as filed with the Commission on January 22, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Financial Services

Date: March 8, 2012	By:	/s/ Randall E. Black
Randall E. Black
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Capacity	Date
/s/ Randall E. Black Randall E. Black, Chief Executive Officer, President and Director (Principal Executive Officer)	March 8, 2012
/s/ R. Lowell Coolidge R. Lowell Coolidge, Director	March 8, 2012
/s/ Rudolph J. van der Hiel Rudolph J. van der Hiel, Director	March 8, 2012
/s/ Robert W. Chappell Robert W. Chappell, Director	March 8, 2012
/s/ Mark L. Dalton Mark L. Dalton, Director	March 8, 2012
/s/ R. Joseph Landy R. Joseph Landy, Director	March 8, 2012
/s/ Roger C. Graham, Jr. Roger C. Graham, Director	March 8, 2012
/s/ E. Gene Kosa E. Gene Kosa, Director	March 8, 2012
/s/ Rinaldo A. DePaola Rinaldo A. DePaola, Director	March 8, 2012
/s/ Thomas E. Freeman Thomas E. Freeman, Director	March 8, 2012
/s/ Mickey L. Jones Mickey L. Jones, Treasurer and Chief Financial Officer (Principal Financial & Accounting Officer)	March 8, 2012