Form 10-Q
period 2012-05-10
CITIZENS FINANCIAL SERVICES INC
filed 2012-05-10
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
Or

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

Large accelerated filer ____                                                                                                   Accelerated filer __X__

Non-accelerated filer ____                                                                                                   Smaller reporting company ____
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes____ No __X__

The number of outstanding shares of the Registrant’s Common Stock, as of May 2, 2012, was 2,897,313.

Citizens Financial Services, Inc.
Form 10-Q

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31	December 31
(in thousands except share data)	2012	2011
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 11,835	$ 9,960
Interest-bearing	2	20,472
Total cash and cash equivalents	11,837	30,432

Available-for-sale securities	362,148	318,823

Loans (net of allowance for loan losses:
2012, $6,545 and 2011, $6,487)	484,747	481,022

Premises and equipment	11,582	11,702
Accrued interest receivable	4,305	3,621
Goodwill	10,256	10,256
Bank owned life insurance	13,794	13,669
Other assets	10,757	9,042

TOTAL ASSETS	$ 909,426	$ 878,567

LIABILITIES:
Deposits:
Noninterest-bearing	$ 89,806	$ 85,605
Interest-bearing	653,020	648,388
Total deposits	742,826	733,993
Borrowed funds	72,768	53,882
Accrued interest payable	1,320	1,512
Other liabilities	8,736	7,712
TOTAL LIABILITIES	825,650	797,099
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares March 31, 2012 and December 31, 2011;
none issued in 2012 or 2011	-	-
Common stock
$1.00 par value; authorized 15,000,000 shares; issued 3,132,866 at March 31, 2012 and
December 31, 2011	3,133	3,133
Additional paid-in capital	15,445	15,313
Retained earnings	65,931	63,337
Accumulated other comprehensive income	4,612	4,949
Treasury stock, at cost: 232,433 shares at March 31, 2012
and 230,203 shares at December 31, 2011	(5,345)	(5,264)
TOTAL STOCKHOLDERS' EQUITY	83,776	81,468
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 909,426	$ 878,567

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended
	March 31
(in thousands, except share and per share data)	2012	2011
INTEREST INCOME:
Interest and fees on loans	$ 7,465	$ 7,395
Interest-bearing deposits with banks	5	22
Investment securities:
Taxable	1,197	1,172
Nontaxable	954	865
Dividends	16	15
TOTAL INTEREST INCOME	9,637	9,469
INTEREST EXPENSE:
Deposits	1,666	2,088
Borrowed funds	413	445
TOTAL INTEREST EXPENSE	2,079	2,533
NET INTEREST INCOME	7,558	6,936
Provision for loan losses	105	225
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,453	6,711
NON-INTEREST INCOME:
Service charges	1,078	945
Trust	173	157
Brokerage and insurance	150	95
Investment securities gains, net	108	120
Gains on loans sold	54	41
Earnings on bank owned life insurance	124	121
Other	156	140
TOTAL NON-INTEREST INCOME	1,843	1,619
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,753	2,515
Occupancy	310	390
Furniture and equipment	106	117
Professional fees	268	157
FDIC insurance	123	250
Pennsylvania shares tax	166	147
Other	1,129	1,204
TOTAL NON-INTEREST EXPENSES	4,855	4,780
Income before provision for income taxes	4,441	3,550
Provision for income taxes	992	720
NET INCOME	$ 3,449	$ 2,830

PER COMMON SHARE DATA:
Net Income - Basic	$ 1.19	$ 0.97
Net Income - Diluted	$ 1.19	$ 0.97
Cash Dividends Paid	$ 0.295	$ 0.260

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended
	March 31,
(in thousands)		2012		2011
Net income		$ 3,449		$ 2,830
Other comprehensive income:
Change in unrealized gains on available for sale securities	(424)		892
Income tax effect	144		(303)
Change in unrealized loss on interest rate swap	21		60
Income tax effect	(7)		(20)
Less: Reclassification adjustment for gain included in net income	(108)		(120)
Income tax effect	37		41
Other comprehensive (loss) income, net of tax		(337)		550
Comprehensive income		$ 3,112		$ 3,380

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Three Months Ended
	March 31,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,449	$ 2,830
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	105	225
Depreciation and amortization	105	142
Amortization and accretion of investment securities	595	439
Deferred income taxes	42	34
Investment securities gains, net	(108)	(120)
Earnings on bank owned life insurance	(124)	(121)
Originations of loans held for sale	(4,404)	(3,045)
Proceeds from sales of loans held for sale	4,458	3,086
Realized gains on loans sold	(54)	(41)
Increase in accrued interest receivable	(684)	(598)
Decrease in accrued interest payable	(192)	(189)
Other, net	925	795
Net cash provided by operating activities	4,113	3,437
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	11,236	3,189
Proceeds from maturity and principal repayments of securities	26,048	7,557
Purchase of securities	(81,628)	(44,025)
Proceeds from redemption of regulatory stock	25	175
Purchase of regulatory stock	(1,405)	-
Net (increase) decrease in loans	(3,841)	6,384
Purchase of premises and equipment	(33)	(63)
Proceeds from sale of foreclosed assets held for sale	108	81
Net cash used in investing activities	(49,490)	(26,702)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	8,833	23,818
Proceeds from long-term borrowings	5	5
Repayments of long-term borrowings	(109)	-
Net increase in short-term borrowed funds	18,990	1,114
Purchase of treasury and restricted stock	(81)	(361)
Dividends paid	(856)	(752)
Net cash provided by financing activities	26,782	23,824
Net (decrease) increase in cash and cash equivalents	(18,595)	559
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,432	43,995
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 11,837	$ 44,554

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 2,271	$ 2,722
Income taxes paid	$ 210	$ -
Loans transferred to foreclosed property	$ 72	$ 335
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

In the opinion of management of the Company, the accompanying interim financial statements for the periods ended March 31, 2012 and 2011 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the three month period ended March 31, 2012 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share.  Earnings per share calculations give retroactive effect to stock dividends declared by the Company.

	Three months ended
	March 31,
	2012	2011
Basic earnings per share computation
Net income applicable to common stock	$3,449,000	$2,830,000
Weighted average common shares outstanding	2,895,810	2,917,353
Earnings per share - basis	$1.19	$0.97

Diluted earnings per share computation
Net income applicable to common stock	$3,449,000	$2,830,000
Weighted average common shares outstanding for basic earnings per share	2,895,810	2,917,353
Add: Dilutive effects of restricted stock	165	-
Weighted average common shares outstanding for dilutive earnings per share	2,895,975	2,917,353
Earnings per share - dilutive	$1.19	$0.97

Restricted stock grants that were anti-dilutive were excluded from net income per share calculations. For the three months ended March 31, 2012 and 2011, 3,073 and 10,389 shares, respectively, related to the restricted stock program were excluded from the diluted earnings per share calculations since they were anti-dilutive.

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of tax-exempt income earned from state and municipal securities and loans and investments in tax credits.

Note 4 – Investments

The amortized cost and fair value of investment securities at March 31, 2012 and December 31, 2011 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2012	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 172,233	$ 1,853	$ (456)	$ 173,630
U.S. Treasury securities	3,916	42	-	3,958
Obligations of state and
political subdivisions	95,606	5,170	(10)	100,766
Corporate obligations	10,843	328	(8)	11,163
Mortgage-backed securities in
government sponsored entities	69,293	2,330	(226)	71,397
Equity securities in financial
institutions	771	463	-	1,234
Total available-for-sale securities	$ 352,662	$ 10,186	$ (700)	$ 362,148

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 166,534	$ 2,087	$ (21)	$ 168,600
Obligations of state and
political subdivisions	96,556	4,996	(5)	101,547
Corporate obligations	8,263	197	-	8,460
Mortgage-backed securities in
government sponsored entities	36,630	2,356	(12)	38,974
Equity securities in financial institutions	823	420	(1)	1,242
Total available-for-sale securities	$ 308,806	$ 10,056	$ (39)	$ 318,823

The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011 (in thousands). As of March 31, 2012, the Company owned 31 securities whose fair value was less than their cost basis, respectively.

March 31, 2012	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ 45,982	$ (456)	$ -	$ -	$ 45,982	$ (456)
Obligations of state and
political subdivisions	520	(10)	-	-	520	(10)
Corporate obligations	2,611	(8)	-	-	2,611	(8)
Mortgage-backed securities in
government sponsored entities	34,501	(226)	-	-	34,501	(226)

Total securities	$ 83,614	$ (700)	$ -	$ -	$ 83,614	$ (700)

December 31, 2011	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ 10,018	$ (21)	$ -	$ -	$ 10,018	$ (21)
Obligations of states and
political subdivisions	1,057	(3)	771	(2)	1,828	(5)
Mortgage-backed securities in
government sponsored entities	3,164	(12)	-	-	3,164	(12)
Equity securities in financial institutions	39	(1)	-	-	39	(1)

Total securities	$ 14,278	$ (37)	$ 771	$ (2)	$ 15,049	$ (39)

As of March 31, 2012, the Company’s investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, obligations of states and political subdivisions, corporate obligations and  mortgage backed securities in government sponsored entities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale for the three months ended March 31, 2012 and 2011 were $11,236,000 and $3,189,000, respectively.  The gross gains and losses were as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Gross gains	$ 108	$ 149
Gross losses	-	(29)
Net gains	$ 108	$ 120

Investment securities with an approximate carrying value of $174.1 million and $177.9 million at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public funds and certain other deposits.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at March 31, 2012, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$ 13,357	$ 13,556
Due after one year through five years	81,125	82,641
Due after five years through ten years	59,967	60,783
Due after ten years	197,442	203,934
Total	$ 351,891	$ 360,914

Note 5 – Loans

The Company makes commercial, industrial, agricultural, residential, construction and consumer loans primarily to customers throughout North Central Pennsylvania and Southern New York.  Although the Company had a diversified loan portfolio at March 31, 2012 and December 31, 2011, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and the allowance for loan losses as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 183,703	$ 93	$ 183,610
Commercial and agricultural	186,815	8,374	178,441
Construction	8,912	-	8,912
Consumer	10,405	-	10,405
Commercial and other loans	45,620	459	45,161
State and political subdivision loans	55,837	-	55,837
Total	491,292	$ 8,926	$ 482,366
Less allowance for loan losses	6,545
Net loans	$ 484,747

December 31, 2011	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 184,034	$ 94	$ 183,940
Commercial and agricultural	185,050	8,270	176,780
Construction	8,481	-	8,481
Consumer	10,746	-	10,746
Commercial and other loans	44,299	517	43,782
State and political subdivision loans	54,899	-	54,899
Total	487,509	$ 8,881	$ 478,628
Less allowance for loan losses	6,487
Net loans	$ 481,022

The segments of the Bank’s loan portfolio are disaggregated into classes to a level that allows management to monitor risk and performance. Residential real estate mortgages consists primarily of 15 to 30 year first mortgages on residential real estate, while residential real estate home equities are installment loans or lines of credit secured by a mortgage which is often a second lien on residential real estate with terms of 15 years or less. Commercial real estate loans are business purpose loans secured by a mortgage on commercial real estate. Agricultural real estate loans are loans secured by a mortgage on real estate used in agriculture production. Construction real estate loans are loans secured by residential or commercial real estate used during the construction phase of residential and commercial projects. Consumer loans are typically unsecured or primarily secured by something other than real estate and overdraft lines of credit connected with customer deposit accounts. Commercial and other loans are loans for commercial purposes primarily secured by non-real estate collateral. Other agricultural loans are loans for agricultural purposes primarily secured by non-real estate collateral. State and political subdivisions are loans for state and local municipalities for capital and operating expenses or tax free loans used to finance commercial development.

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

The following table includes the recorded investment unpaid principal balances and the associated allowance amount, if applicable for impaired financing receivables by class, (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
March 31, 2012	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
Real estate loans:
Mortgages	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Home Equity	93	53	40	93	15	93	1
Commercial	9,617	5,514	2,860	8,374	563	8,228	18
Agricultural	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Commercial and other loans	505	29	430	459	23	479	-
Other Agricultural Loans	-	-	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-	-	-
Total	$ 10,215	$ 5,596	$ 3,330	$ 8,926	$ 601	$ 8,800	$ 19

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
December 31, 2011	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
Real estate loans:
Mortgages	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Home Equity	94	36	58	94	13	36	1
Commercial	9,394	5,663	2,607	8,270	433	8,585	65
Agricultural	-	-	-	-	-	371	37
Construction	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Commercial and other loans	574	30	487	517	48	501	-
Other Agricultural Loans	-	-	-	-	-	160	20
State and political
subdivision loans	-	-	-	-	-	-	-
Total	$ 10,062	$ 5,729	$ 3,152	$ 8,881	$ 494	$ 9,653	$ 123

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

The following tables represent credit exposures by internally assigned grades as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$ 141,407	$ 9,272	$ 16,905	$ -	$ -	$ 167,584
Agricultural	14,676	2,394	2,161	-	-	19,231
Construction	8,912	-	-	-	-	8,912
Commercial and other loans	36,730	1,629	907	17	-	39,283
Other Agricultural Loans	4,361	770	1,206	-	-	6,337
State and political
subdivision loans	54,690	-	1,147	-	-	55,837
Total	$ 260,776	$ 14,065	$ 22,326	$ 17	$ -	$ 297,184

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$ 138,409	$ 10,372	$ 17,045	$ -	$ -	$ 165,826
Agricultural	14,628	2,412	2,184	-	-	19,224
Construction	8,481	-	-	-	-	8,481
Commercial and other loans	34,606	2,203	921	17	-	37,747
Other Agricultural Loans	4,509	809	1,234	-	-	6,552
State and political
subdivision loans	53,733	-	1,166	-	-	54,899
Total	$ 254,366	$ 15,796	$ 22,550	$ 17	$ -	$ 292,729

For residential real estate mortgages, home equities and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below and all loans past due 90 or more days. The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012	Performing	Non-performing	Total
Real estate loans:
Mortgages	$ 104,340	$ 439	$ 104,779
Home Equity	78,613	311	78,924
Consumer	10,402	3	10,405
Total	$ 193,355	$ 753	$ 194,108

December 31, 2011	Performing	Non-performing	Total
Real estate loans:
Mortgages	$ 102,238	$ 473	$ 102,711
Home Equity	81,143	180	81,323
Consumer	10,746	-	10,746
Total	$ 194,127	$ 653	$ 194,780

Age Analysis of Past Due Financing Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due financing receivables as of March 31, 2012 and December 31, 2011 (in thousands):

	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
March 31, 2012	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
Real estate loans:
Mortgages	$ 548	$ 74	$ 307	$ 929	$ 103,850	$ 104,779	$ 58
Home Equity	60	-	311	371	78,553	78,924	102
Commercial	424	-	2,743	3,167	164,417	167,584	180
Agricultural	-	-	-	-	19,231	19,231	-
Construction	-	-	-	-	8,912	8,912	-
Consumer	64	-	3	67	10,338	10,405	3
Commercial and other loans	14	-	446	460	38,823	39,283	-
Other Agricultural Loans	-	-	-	-	6,337	6,337	-
State and political
subdivision loans	-	-	-	-	55,837	55,837	-

Total	$ 1,110	$ 74	$ 3,810	$ 4,994	$ 486,298	$ 491,292	$ 343

Loans considered non-accrual	$ 336	$ 74	$ 3,467	$ 3,877	$ 5,366	$ 9,243
Loans still accruing	774	-	343	1,117	480,932	482,049
Total	$ 1,110	$ 74	$ 3,810	$ 4,994	$ 486,298	$ 491,292

	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
December 31, 2011	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
Real estate loans:
Mortgages	$ 428	$ 91	$ 398	$ 917	$ 101,794	$ 102,711	$ 60
Home Equity	339	-	180	519	80,804	81,323	39
Commercial	319	412	2,794	3,525	162,301	165,826	176
Agricultural	143	-	-	143	19,081	19,224	-
Construction	-	-	-	-	8,481	8,481	-
Consumer	86	7	-	93	10,653	10,746	-
Commercial and other loans	9	-	503	512	37,235	37,747	-
Other Agricultural Loans	-	-	-	-	6,552	6,552	-
State and political
subdivision loans	-	-	-	-	54,899	54,899	-

Total	$ 1,324	$ 510	$ 3,875	$ 5,709	$ 481,800	$ 487,509	$ 275

Loans considered non-accrual	$ -	$ -	$ 3,600	$ 3,600	$ 5,565	$ 9,165
Loans still accruing	1,324	510	275	2,109	476,235	478,344
Total	$ 1,324	$ 510	$ 3,875	$ 5,709	$ 481,800	$ 487,509

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

The following table reflects the financing receivables on nonaccrual status as of March 31, 2012 and December 31, 2011, respectively. The balances are presented by class of financing receivable (in thousands):

	March 31, 2012	December 31, 2011
Real estate loans:
Mortgages	$ 381	$ 413
Home Equity	209	141
Commercial	8,194	8,094
Agricultural	-	-
Construction	-	-
Consumer	-	-
Commercial and other	459	517
Other Agricultural	-	-
State and political subdivision	-	-
	$ 9,243	$ 9,165

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

Loan modifications that are considered TDR’s completed during the three months ended March 31, 2012 and 2011 were as follows:

	For the Three Months Ended March 31, 2012
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
(Dollar amounts in thousands)
Real estate loans:
Commercial	-	2	$ -	$ 98	$ -	$ 98
Total	-	2	$ -	$ 98	$ -	$ 98

	For the Three Months Ended March 31, 2011
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
(Dollar amounts in thousands)
Real estate loans:
Commercial	5	-	$ 5,912	$ -	$ 5,912	$ -
Total	5	-	$ 5,912	$ -	$ 5,912	$ -

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. Loan modifications considered TDR’s made during the twelve months ended March 31, 2012, that defaulted during the three month period ended March 31, 2012 were as follows:

(Dollar amounts in thousands)	Number of contracts	Recorded investment
Real estate loans:
Commercial	1	$ 48
Total recidivism	1	$ 48

Allowance for Loan Losses

The following tables roll forward the balance of the ALLL by portfolio segment for the three month periods ended March 31, 2012 and 2011, respectively, and segregates the ending balance into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2012 (in thousands):

	Balance at December 31, 2011	Charge-offs	Recoveries	Provision	Balance at March 31, 2012	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 805	$ (49)	$ -	$ (3)	$ 753	$ 15	$ 738
Commercial and agricultural	4,132	(2)	-	206	4,336	563	3,773
Construction	15	-	-	1	16	-	16
Consumer	111	(8)	9	(16)	96	-	96
Commercial and other loans	674	-	3	(6)	671	23	648
State and political
subdivision loans	235	-	-	10	245	-	245
Unallocated	515	-	-	(87)	428	-	428
Total	$ 6,487	$ (59)	$ 12	$ 105	$ 6,545	$ 601	$ 5,944

	Balance at December 31, 2010	Charge-offs	Recoveries	Provision	Balance at March 31, 2011	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 969	$ (60)	$ -	$ 12	$ 921	$ -	$ 921
Commercial and agricultural	3,380	(17)	-	335	3,698	433	3,265
Construction	22	-	-	(9)	13	-	13
Consumer	108	(16)	17	(22)	87	-	87
Commercial and other loans	983	-	4	(86)	901	-	901
State and political
subdivision loans	137	-	-	2	139	-	139
Unallocated	316	-	-	(7)	309	-	309
Total	$ 5,915	$ (93)	$ 21	$ 225	$ 6,068	$ 433	$ 5,635

The Company allocates the ALLL based on the factors described below, which conform to the Company’s loan classification policy and credit quality measurements. In reviewing risk within the Bank’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The ALLL consists of amounts applicable to: (i) residential real estate loans; (ii) residential real estate home equity loans; (iii) commercial real estate loans; (iv) agricultural real estate loans; (v) real estate construction loans; (vi) commercial and other loans; (vii) consumer loans; (viii) other agricultural loans and (ix) state and political subdivision loans. Factors considered in this process include general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are evaluated to determine additional inherent risks in the loan portfolio, which are not necessarily reflected in the historical loss percentages. These factors are then added to the historical allocation percentage to get the adjusted factor to be applied to non classified loans. The following qualitative factors are analyzed:

•	Level of and trends in delinquencies, impaired/classified loans
▪	Change in volume and severity of past due loans
▪	Volume of non-accrual loans
▪	Volume and severity of classified, adversely or graded loans;
•	Level of and trends in charge-offs and recoveries;
•	Trends in volume, terms and nature of the loan portfolio;
•	Effects of any changes in risk selection and underwriting standards and any other changes in lending and recovery policies, procedures and practices;
•	Changes in the quality of the Bank’s loan review system;
•	Experience, ability and depth of lending management and other relevant staff;
•	National, state, regional and local economic trends and business conditions
▪	General economic conditions
▪	Unemployment rates
▪	Inflation / CPI
▪	Changes in values of underlying collateral for collateral-dependent loans;
•	Industry conditions including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses; and
•	Existence and effect of any credit concentrations, and changes in the level of such concentrations.

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

We continually review the model utilized in calculating the required allowance. During the second quarter of 2011, management made a determination that special mention and substandard loans should have additional qualitative adjustments applied to them in comparison to pass graded loans. As a result of this and other factors discussed below, the following factors experienced changes during the first three months of 2012:

•
The qualitative factor for changes in values of underlying collateral was decreased for residential and commercial real estate loans due to the fact that the impact from the serious flooding experienced in our primary market in the third quarter of 2011 was not as severe as originally expected.

•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for residential real estate and commercial real estate due to the increase in non-performing loans for residential real estate and due to the increase in the Company’s internal watch list for commercial real estate loans since December 31, 2011.

•
The qualitative factor for the existence and effect of any credit concentrations and changes in the level of such concentrations was increased for commercial real estate and other commercial loans due to the fact that certain companies associated with the natural gas industry appear to be leaving our area due to the current spot price for the natural gas produced in our primary market.

•	The qualitative factors for changes in industry conditions was increased for agricultural real estate loans and other agricultural loans due to the decrease in milk prices.

Based on these qualitative factor changes for the three month period ended March 31, 2012 and the changes in size of the loan portfolios since December 31, 2011, we recorded a credit provision for residential real estate, consumer and other commercial loans. These changes also resulted in a decrease in the unallocated reserve.

Note 6 – Federal Home Loan Bank Stock

The Bank is a member of the FHLB of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of March 31, 2012 and December 31, 2011, the Bank holds $4,407,000 and $3,027,000, respectively. The stock is bought from and sold to the FHLB based upon its $100 par value.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) The significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) Commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) The impact of legislative and regulatory changes on the customer base of the FHLB and (d) The liquidity position of the FHLB.

The FHLB has incurred a significant cumulative loss in regards to comprehensive income in the three years ended December 31, 2011 and had suspended the payment of dividends; however, due to improved results in 2011 and 2010 over 2009, a dividend was paid in February 2012.  The cumulative losses were primarily attributable to impairment of investment securities associated with the distressed economic conditions during 2008 and 2009.  Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios have improved in the most recent quarters, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members through the first quarter of 2012 and has reinstituted the dividend in 2012.

Note 7 - Employee Benefit Plans

For additional detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 11 of the Company's Consolidated Financial Statements included in the 2011 Annual Report on Form 10-K.

Noncontributory Defined Benefit Pension Plan

The Bank sponsors a noncontributory defined benefit pension plan (“Pension Plan”) covering substantially all employees and officers.  The Bank’s funding policy is to make annual contributions, if needed, based upon the funding formula developed by the plan’s actuary.

Any employee with a hire date of January 1, 2007 or later is not eligible to participate in the Pension Plan. In lieu of the Pension Plan, employees with a hire date of January 1, 2007 or later are eligible to receive, after meeting certain length of service requirements, an annual discretionary 401(k) plan contribution from the Bank equal to a percentage of an employee’s base compensation.  The contribution amount, if any, is placed in a separate account within the 401(k) plan and is subject to a vesting requirement.

For employees who are eligible to participate in the Pension Plan, the Pension Plan requires benefits to be paid to eligible employees based primarily upon age and compensation rates during employment.  Upon retirement or other termination of employment, employees can elect either an annuity benefit or a lump sum distribution of vested benefits in the Pension Plan.

The following sets forth the components of net periodic benefit costs of the Pension Plan for the three months ended March 31, 2012 and 2011, respectively (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Service cost	$ 113	$ 114
Interest cost	139	139
Expected return on plan assets	(206)	(206)
Net amortization and deferral	16	16
Net periodic benefit cost	$ 62	$ 63

The Company expects to contribute $575,000 to the Pension Plan in 2012.

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $52,000 and $50,000 for the three months ended March 31, 2012 and 2011, respectively.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  Amounts included in interest expense on the deferred amounts totaled $4,000 and $6,000 for the three months ended March 31, 2012 and 2011, respectively.

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

For the three months ended March 31, 2012 and 2011, 0 and 3,968 shares of restricted stock were awarded and 3,641 and 2,318 shares vested, respectively.  Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $33,000 for the three months ended March 31, 2012 and 2011.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law. At March 31, 2012 and December 31, 2011, an obligation of $832,000 and $809,000, respectively, was included in other liabilities for this plan in the consolidated balance sheet.  Expenses related to this plan totaled $23,000 and $15,000 for the three months ended March 31, 2012 and 2011, respectively.

Note 8 – Borrowings

	Securities
	Sold Under				Total
	Agreements to	FHLB	Notes	Term	Borrowed
	Repurchase(a)	Advances(b)	Payable(c,d)	Loans(e)	Funds
March 31, 2012
Balance at March 31, 2012	$ 10,930	$ 19,338	$ 7,500	$ 35,000	$ 72,768
Highest balance at any month-end	11,382	19,338	7,500	35,000	73,220
Average balance	11,264	4,799	7,500	35,000	58,563
Weighted average interest rate:
Paid during the period	0.79%	0.25%	5.87%	3.13%	2.84%
As of period-end	0.82%	0.25%	5.87%	3.13%	2.29%
December 31, 2011
Balance at December 31, 2011	$ 11,382	$ -	$ 7,500	$ 35,000	$ 53,882
Highest balance at any month-end	11,382	-	7,500	39,000	57,882
Average balance	10,484	3	7,500	37,496	55,483
Weighted average interest rate:
Paid during the year	0.82%	0.68%	5.87%	3.22%	3.13%
As of year-end	0.79%	0.00%	5.87%	3.13%	3.01%

(a) Securities sold under agreements to repurchase mature within 5 years. As of March 31, 2012 and December 31, 2011, repurchase agreements with original maturities of less than one year totaled $9,252,000 and $9,602,000, respectively. As of March 31, 2012 and December 31, 2011, repurchase agreements with original maturities greater than one year totaled $1,678,000 and $1,780,000, respectively. The carrying value of the underlying securities pledged at March 31, 2012 and December 31, 2011 was $15,291,000 and $15,631,000, respectively.

(b) FHLB Advances consist of an “Open RepoPlus” agreement with the Federal Home Loan Bank of Pittsburgh. FHLB “Open RepoPlus” advances are short-term borrowings that bear interest based on the Federal Home Loan Bank discount rate or Federal Funds rate, whichever is higher.  The Company has a borrowing limit of $225,702,000, inclusive of any outstanding advances. FHLB advances are secured by a blanket security agreement that includes the Company’s FHLB stock, as well as certain investment and mortgage-backed securities held in safekeeping at the FHLB and certain residential and commercial mortgage loans.  At March 31, 2012 and December 31, 2011, the approximate carrying value of the securities collateral was $10,713,000 and $11,196,000, respectively.

(c) In December 2003, the Company formed a special purpose entity (“Entity”) to issue $7,500,000 of floating rate obligated mandatory redeemable securities as part of a pooled offering.  The rate was determined quarterly and floated based on the 3 month LIBOR plus 2.80.   The Entity may redeem them, in whole or in part, at face value after December 17, 2008, and on a quarterly basis thereafter.  The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable.  Debt issue costs of $75,000 have been capitalized and fully amortized as of December 31, 2008.  Under current accounting rules, the Company’s minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet.  The Entity is not consolidated as part of the Company’s consolidated financial statements.

(d) In December, 2008, the Company entered into an interest rate swap agreement to convert floating-rate debt to fixed rate debt on a notional amount of $7,500,000. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreement was entered into on December 17, 2008 and expires December 17, 2013.  The fair value of the interest rate swap at March 31, 2012 and December 31, 2011 was a liability of $327,000 and $348,000, respectively, and is included within other liabilities on the consolidated balance sheets.

(e) Term Loans consist of separate loans with a third party bank and the Federal Home Loan Bank of Pittsburgh as follows (in thousands):

		March 31	December 31,
Interest Rate	Maturity	2012	2011
Fixed:
3.57%	May 7, 2012	2,000	2,000
3.36%	May 9, 2012	2,000	2,000
3.89%	September 5, 2012	1,000	1,000
2.72%	March 31, 2013	1,150	1,150
2.58%	April 28, 2013	2,000	2,000
2.37%	May 5, 2013	2,000	2,000
3.75%	May 6, 2013	2,000	2,000
3.55%	May 9, 2013	2,000	2,000
2.26%	May 15, 2013	1,650	1,650
3.42%	December 2, 2013	5,000	5,000
3.52%	December 5, 2013	5,000	5,000
2.31%	January 27, 2014	1,000	1,000
2.80%	April 17, 2014	3,200	3,200
2.29%	October 2, 2017	2,000	2,000
2.72%	July 12, 2018	1,000	1,000
3.52%	July 12, 2021	2,000	2,000
	Total term loans	$ 35,000	$ 35,000

Following are maturities of borrowed funds as of March 31, 2012 (in thousands):

2012	$ 41,592
2013	20,800
2014	4,200
2015	642
2016	534
Thereafter	5,000
Total borrowed funds	$ 72,768

Note 9 – Fair Value Measurements

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

The fair values of securities available for sale are determined by quoted prices in active markets, when available, and classified as Level I. If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique, widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities and classified as Level II. The fair values consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are classified as Level III inputs.

Currently, we use an interest rate swap, which is a derivative, to manage our interest rate risk related to the trust preferred security. The valuation of this instrument is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative and classified as Level II. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including LIBOR rate curves. We also obtain dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations.

The following tables present the assets and liabilities reported on the consolidated balance sheet at their fair value on a recurring basis as of March 31, 2012 and December 31, 2011 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2012
	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Securities available for sale:
U.S. Agency securities	$ -	$ 173,630	$ -	$ 173,630
U.S. Treasury securities		3,958		3,958
Obligations of state and
political subdivisions	-	100,766	-	100,766
Corporate obligations	-	11,163	-	11,163
Mortgage-backed securities in
government sponsored entities	-	71,397	-	71,397
Equity securities in financial
institutions	1,234	-	-	1,234
Liabilities
Trust Preferred Interest Rate Swap	-	(327)	-	(327)

	December 31, 2011
	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Securities available for sale:
U.S. Agency securities	$ -	$ 168,600	$ -	$ 168,600
Obligations of state and
political subdivisions	-	101,547	-	101,547
Corporate obligations	-	8,460	-	8,460
Mortgage-backed securities in
government sponsored entities	-	38,974	-	38,974
Equity securities in financial
institutions	1,242	-	-	1,242
Liabilities
Trust Preferred Interest Rate Swap	-	(348)	-	(348)

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

Impaired Loans- Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value and discounted cash flows. For those loans valued utilizing collateral value or liquidation value consideration is given to the time since an appraisal was performed, selling costs including legal fees and the length of time it will take to sell the collateral. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level II inputs based on observable market data or Level III inputs based on customized discounting criteria. For a majority of impaired real estate related loans, the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value

The Corporation has no non-financial assets or non-financial liabilities measured at fair value on a recurring basis. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during 2012 and 2011 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense. The fair value of a foreclosed asset is estimated using Level III inputs based on customized discounting criteria. The criteria utilized includes an external appraisal, length of time since the appraisal was obtained, selling costs including legal fees and the length of time it will take to sell the collateral.

Assets measured at fair value on a nonrecurring basis as of March 31, 2012 and December 31, 2011 are included in the table below (in thousands):

	March 31, 2012
	Level I	Level II	Level III	Total

Impaired Loans	$ -	$ -	$ 8,325	$ 8,325
Other real estate owned	-	-	836	836

	December 31, 2011
	Level I	Level II	Level III	Total

Impaired Loans	$ -	$ -	$ 8,387	$ 8,387
Other real estate owned	-	-	860	860

The following table provides a listing of the significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques.

Quantitative Information about Level III Fair Value Measurements
	Fair Value at March 31, 2012	Valuation Technique(s)	Unobservable input	Range
Impaired Loans	$ 5,395	Discounted Cash Flows	Probability of Default	0%-5%
			Change in interest rates	0-7%

	2,930	Appraised Collateral Values	Discount for time since appraisal	0-20%
			Selling costs	0%-10%
			Holding period	0 - 18 months

Other real estate owned	836	Appraised Collateral Values	Discount for time since appraisal	0-20%
			Selling costs	0%-10%
			Holding period	0 - 18 months

The fair values of the Company’s financial instruments are as follows (in thousands):

	Carrying
March 31, 2012	Amount	Fair Value	Level I	Level II	Level III	Total
Financial assets:
Cash and due from banks	$ 11,837	$ 11,837	$ 11,837	$ -	$ -	$ 11,837
Available-for-sale securities	362,148	362,148	1,234	360,914	-	362,148
Net loans	484,747	527,358	-	-	527,358	527,358
Bank owned life insurance	13,794	13,794	13,794	-	-	13,794
Regulatory stock	4,681	4,681	4,681	-	-	4,681
Accrued interest receivable	4,305	4,305	4,305	-	-	4,305

Financial liabilities:
Deposits	$ 742,826	$ 749,160	$ 446,172	$ -	$ 302,988	$ 749,160
Borrowed funds	72,768	70,466	-	70,466	-	70,466
Trust preferred interest rate swap	327	327	-	327	-	327
Accrued interest payable	1,320	1,320	1,320	-	-	1,320

	Carrying
December 31, 2011	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 30,432	$ 30,432
Available-for-sale securities	318,823	318,823
Net loans	481,022	527,724
Bank owned life insurance	13,669	13,669
Regulatory stock	3,301	3,301
Accrued interest receivable	3,621	3,621

Financial liabilities:
Deposits	$ 733,993	$ 740,839
Borrowed funds	53,882	51,437
Trust preferred interest rate swap	348	348
Accrued interest payable	1,512	1,512

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

Available-For-Sale Securities:

The fair values of securities available for sale are determined by quoted prices in active markets, when available, and classified as Level I. If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique, widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities and classified as Level II. The fair values consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. In cases where significant credit valuation adjustments are incorporated into the estimation of fair value, reported amounts are classified as Level III inputs.

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

Trust Preferred Interest Rate Swap:

The fair value of the trust preferred interest rate swap is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative and classified as Level II. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including LIBOR rate curves. We also obtain dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations.

Note 10 – Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-03, Transfers and Services (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.  The main objective in developing this Update is to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this Update apply to all entities, both public and nonpublic.  The amendments affect all entities that enter into agreements to transfer financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011 and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted.  This ASU did not have a significant impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments in this Update are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011.  Early application by public entities is not permitted. This Company has provided the necessary disclosures in Note 9.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update.  For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Company has provided the necessary disclosure in the Consolidated Statement of Comprehensive Income.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment.  The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment.  The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.  This ASU did not have a significant impact on the Company’s financial statements.

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

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220):  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05.  Entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before Update 2011-05.  All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter.  The Company has provided the necessary disclosure in the Consolidated Statement of Comprehensive Income.

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

•
Similarly, customers dependent on the exploration and drilling of the natural gas reserves may be dependent on the market price of natural gas.  As a result, decreases in the market price of natural gas could also negatively impact our customers.

Additional factors that may affect our results are discussed under “Part II – Item 1A – Risk Factors” in this report and in the Company’s 2011 Annual Report on Form 10-K under “Item 1.A/ Risk Factors.”  Except as required by applicable law and regulation, we assume no obligation to update or revise any forward-looking statements after the date on which they are made.

Introduction

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for the Company.  Our Company's consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results you may expect for the full year.

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

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in the Company’s financial statements.  As of March 31, 2012 and December 31, 2011, the Trust Department had $99.8 and $94.7 million of assets under management, respectively.  The $5.1 million increase is primarily attributable to fluctuations in the stock market since December 31, 2011.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area.  Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance.  The assets associated with these products are not included in the consolidated financial statements since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $78.1 million at December 31, 2011 to $87.3 million at March 31 2012. Fee income from the sale of these products is reflected in the Company’s financial statements as a component of non-interest income in the Consolidated Statement of Income.

In addition to the trust and investment services offered we have created an oil and gas division, which serves as a network of experts to assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management.  We have partnered with a professional firm to provide mineral management expertise and services to customers in our market who have been impacted by the Marcellus Shale exploration and drilling activities. Through this relationship, we are able to assist customers with the negotiation of lease payments and royalty percentages, protect their property, resolve leasing issues, account for and ensure the accuracy of royalty checks, distribute revenue to satisfy investment objectives and provide customized reports outlining payment and distribution information.

Results of Operations

Overview of the Income Statement

The Company had net income of $3,449,000 for the first three months of 2012 compared to earnings of $2,830,000 for last year’s comparable period, an increase of $619,000 or 21.9%. Earnings per share for the first three months of 2012 were $1.19, compared to $0.97 for last year’s comparable period, representing a 22.7% increase.  Annualized return on assets and return on equity for the three months of 2012 were 1.57% and 17.76%, respectively, compared with 1.38% and 16.57% for last year’s comparable period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the first three months of 2012 was $7,558,000, an increase of $622,000, or 9.0%, compared to the same period in 2011.  For the first three months of 2012, the provision for loan losses totaled $105,000, a decrease of $120,000 over the comparable period in 2011.  Consequently, net interest income after the provision for loan losses was $7,453,000 compared to $6,711,000 during the first three months of 2011.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created for the three months ended March 31, 2012 and 2011 on a tax equivalent basis:

	Analysis of Average Balances and Interest Rates (1)
	March 31, 2012			March 31, 2011
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	7,565	5	0.27	33,249	22	0.27
Total short-term investments	7,565	5	0.27	33,249	22	0.27
Investment securities:
Taxable	231,069	1,212	2.10	184,952	1,187	2.57
Tax-exempt (3)	95,845	1,446	6.03	84,702	1,311	6.19
Total investment securities	326,914	2,658	3.25	269,654	2,498	3.71
Loans:
Residential mortgage loans	193,818	3,151	6.54	188,887	3,243	6.96
Commercial & farm loans	230,834	3,640	6.34	221,502	3,486	6.38
Loans to state & political subdivisions (3)	55,474	656	4.76	48,671	638	5.32
Other loans	10,296	218	8.52	10,942	230	8.52
Loans, net of discount (2)(3)(4)	490,422	7,665	6.29	470,002	7,597	6.56
Total interest-earning assets	824,901	10,328	5.04	772,905	10,117	5.31
Cash and due from banks	9,826			9,844
Bank premises and equipment	11,667			12,469
Other assets	30,969			27,965
Total non-interest earning assets	52,462			50,278
Total assets	877,363			823,183
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	197,544	202	0.41	181,592	238	0.53
Savings accounts	81,531	40	0.20	65,058	49	0.31
Money market accounts	68,215	79	0.47	52,989	70	0.54
Certificates of deposit	298,357	1,345	1.81	316,308	1,731	2.22
Total interest-bearing deposits	645,647	1,666	1.04	615,947	2,088	1.37
Other borrowed funds	58,563	413	2.84	57,204	445	3.15
Total interest-bearing liabilities	704,210	2,079	1.19	673,151	2,533	1.53
Demand deposits	84,615			74,409
Other liabilities	10,844			7,305
Total non-interest-bearing liabilities	95,459			81,714
Stockholders' equity	77,694			68,318
Total liabilities & stockholders' equity	877,363			823,183
Net interest income		8,249			7,584
Net interest spread (5)			3.85%			3.78%
Net interest income as a percentage
of average interest-earning assets			4.02%			3.98%
Ratio of interest-earning assets
to interest-bearing liabilities			1.17			1.15

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ending March 31, 2012 and 2011(in thousands):

	For the Three Months
	Ended March 31
	2012	2011
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$ 2,172	$ 2,074
Tax equivalent adjustment	491	446
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$ 2,663	$ 2,520

Interest and fees on loans (non-tax adjusted)	$ 7,465	$ 7,395
Tax equivalent adjustment	200	202
Interest and fees on loans (tax equivalent basis)	$ 7,665	$ 7,597

Total interest income	$ 9,637	$ 9,469
Total interest expense	2,079	2,533
Net interest income	7,558	6,936
Total tax equivalent adjustment	691	648
Net interest income (tax equivalent basis)	$ 8,249	$ 7,584

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis (1)
	Three months ended March 31, 2012 vs. 2011
	Change in	Change	Total
	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ (17)	$ -	$ (17)
Investment securities:
Taxable	94	(69)	25
Tax-exempt	167	(32)	135
Total investments	261	(101)	160
Loans:
Residential mortgage loans	116	(208)	(92)
Commercial & farm loans	176	(22)	154
Loans to state & political subdivisions	57	(39)	18
Other loans	(12)	-	(12)
Total loans, net of discount	337	(269)	68
Total Interest Income	581	(370)	211
Interest Expense:
Interest-bearing deposits:
NOW accounts	26	(62)	(36)
Savings accounts	24	(33)	(9)
Money Market accounts	16	(7)	9
Certificates of deposit	(81)	(305)	(386)
Total interest-bearing deposits	(15)	(407)	(422)
Other borrowed funds	15	(47)	(32)
Total interest expense	-	(454)	(454)
Net interest income	$ 581	$ 84	$ 665
(1) The portion of the total change attributable to both volume and rate changes, which cannot be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $7,584,000 for the three months ended March 31, 2011 to $8,249,000 for the same period in 2012, an increase of $665,000.  The tax equivalent net interest margin increased from 3.98% for the first three months of 2011 to 4.02% for the comparable period in 2012.

Total tax equivalent interest income for the three month period increased $211,000. The increase was primarily a result of an increase of $581,000 due to the change in volume as average interest earning assets increased $52.0 million. The increase was offset by a decrease of $370,000 due to change in rate, as the yield on interest earning assets decreased from 5.31% to 5.04% for the comparable periods.

Tax equivalent investment income for the three months ended March 31, 2012 increased $160,000 over the same period last year.  The average balance of total investment securities for the three months ended March 31, 2012 increased by $57.3 million as compared to the three months ended March 31, 2011 as a result of investing excess cash from increased deposit levels, and leveraging of overnight borrowings to purchase additional securities at higher interest rates than the overnight borrowings to replace securities the Company expects will be called or mature in the last three quarters of 2012.

•
The average balance of taxable securities increased by $46.1 million while tax-exempt securities increased by $11.1 million, which had the effect of increasing interest income by $94,000 and $167,000, respectively, due to volume.

•
The increase attributable to volume of securities was offset by a decrease in the yield on investment securities of 46 basis points from 3.71% to 3.25%, which corresponds to a decrease in interest income of $101,000. The majority of this decrease is attributable to the change in yield on taxable securities, which decreased 47 basis points from 2.57% to 2.10%. The yield on investments declined due to the amount of purchases we made in the current low interest rate environment as a result of our increased deposit levels and limited loan opportunities. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

The purchase of tax-exempt securities, along with municipal loans and investment tax credits, allows us to manage our effective tax rate as well as the overall yield on our interest earning assets.

Total loan interest income increased $68,000 for the three months ended March 31, 2012 compared to the same period last year.

•
The average balance of commercial and agricultural loans increased $9.3 million from a year ago as we grow this segment of the loan portfolio utilizing disciplined underwriting standards, while meeting the needs of our customers. This had a positive impact of $176,000 on total interest income due to volume, which was offset by a decrease in rate of $22,000.

•
Interest income on residential mortgage loans decreased $92,000 of which $208,000 was due to rate, partially offset by an increase of $116,000 as a result of volume. The average balance increased $4.9 million due to the Company’s fourth quarter decision to not sell certain conforming rate loans that historically it has sold for interest rate risk management purposes, due to decline in non-conforming residential real estate loans and the current interest rate environment for investments.

Total interest expense decreased $454,000 for the three months ended March 31, 2012 compared with last year.  This decrease is solely due to a change in rate, accounting for the entire $454,000 decrease in our interest expense.  The average interest rate on interest-bearing liabilities decreased 34 basis points, from 1.53% to 1.19%. The continued low interest rate environment prompted by the Federal Reserve and current economic conditions had the effect of decreasing our short-term borrowing costs as well as rates on all deposit products. While the Company’s rates on deposit products are below historical averages they are competitive with rates paid by other institutions in the marketplace. (see also “Financial Condition – Deposits”).

•
Interest expense on certificates of deposits decreased $386,000 over the same period last year. The average balance of certificates of deposit decreased $18.0 million causing a decrease in interest expense of $81,000. In addition, there was a decrease in the average rate on certificates of deposit from 2.22% to 1.81% resulting in a decrease in interest expense of $305,000.

Provision for Loan Losses

For the three month period ending March 31, 2012, we recorded a provision for loan losses of $105,000, which represents a decrease of $120,000 from the $225,000 provision recorded in the corresponding three months of last year. In comparison to March 31, 2011, non-performing assets decreased $371,000 as of March 31, 2012. In addition, there has been a reduction in loans graded as Special Mention and Substandard, which has resulted in a lower provision for the comparable periods. (see “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

Non-interest Income

The following table shows the breakdown of non-interest income for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended
	March 31,		Change
	2012	2011	Amount	%
Service charges	$ 1,078	$ 945	$ 133	14.1
Trust	173	157	16	10.2
Brokerage and insurance	150	95	55	57.9
Investment securities gains, net	108	120	(12)	(10.0)
Gains on loans sold	54	41	13	31.7
Earnings on bank owned life insurance	124	121	3	2.5
Other	156	140	16	11.4
Total	$ 1,843	$ 1,619	$ 224	13.8

Non-interest income for the three months ended March 31, 2012 totaled $1,843,000, an increase of $224,000 when compared to the same period in 2011. During the first three months of 2012, gains on the sales of investment securities amounted to $108,000 compared to $120,000 last year.  We sold four mortgage backed securities in government sponsored entities for gains totaling $50,000 and a portion of a financial institution equity holding for a gain of $58,000 due to favorable market conditions. In 2011, we sold two municipal bonds at a gain of $1,000, eight mortgage backed securities in government sponsored entities for gains totaling $108,000 and a portion of a financial institution equity holding for a gain of $11,000.

For the first three months of 2012, account service charges totaled $1,078,000, an increase of $133,000 or 14.1%, when compared to the same period in 2011. There was an increase of $56,000 attributable to customers’ usage of their debit cards, which continues to become a larger percentage of service charge income as the Company is encouraging its customers to use their debit cards for making purchases by providing a deposit product that rewards customers for their usage. ATM income increased $30,000 as a result of an increase in the Bank’s fees and increased activity associated with non-customers use of the Bank’s ATMs. Part of the increased usage by non-customers is associated with an influx of workers working for companies’ associated with the exploration of the Marcellus Shale, who have not established permanent residency in the Company’s primary market. Finally, there was a $40,000 increase attributable to fees charged to customers for non-sufficient funds. Management continues to monitor regulatory changes associated with the Dodd-Frank Act to determine the level of impact that these regulations will have on the fees that the Company realizes.

Trust, brokerage and insurance income increased $71,000 due to the increased number of customers utilizing our services and one large annuity purchase in the first quarter of 2012.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended
	March 31,		Change
	2012	2011	Amount	%
Salaries and employee benefits	$ 2,753	$ 2,515	$ 238	9.5
Occupancy	310	390	(80)	(20.5)
Furniture and equipment	106	117	(11)	(9.4)
Professional fees	268	157	111	70.7
FDIC insurance	123	250	(127)	(50.8)
Pennsylvania shares tax	166	147	19	12.9
ORE expenses	84	156	(72)	(46.2)
Other	1,045	1,048	(3)	(0.3)
Total	$ 4,855	$ 4,780	$ 75	1.6

Non-interest expenses increased $75,000, or 1.6% for the three months ended March 31, 2012 compared to the same period in 2011. Salaries and employee benefits increased $238,000 or 9.5%. Merit increases effective the beginning of 2012 and a slight increase in full time equivalent employees, accounted for an increase of approximately $151,000. Other increases included an increase of $16,000 for expenses related to providing employee’s insurance, a $64,000 increase related to profit sharing expense and an increase of $8,000 in the Company’s Supplemental Executive Retirement Plan (SERP) plan expense.

Occupancy expenses decreased as a result of milder winter weather conditions in 2012. ORE expenses decreased as a result of selling certain properties late in 2011 and in 2012. FDIC insurance decreased $127,000 in 2012 primarily due to changes in the FDIC assessment base and the assessment formula implemented in the second quarter of 2011. Professional fees increased by $111,000 primarily due to the Bank’s charter conversion from a nationally chartered bank to a state chartered bank.

Provision for Income Taxes

The provision for income taxes was $992,000 for three month period ended March 31, 2012 compared to $720,000 for the same period in 2011.  The increase is primarily attributable to an increase in income before provision for income taxes of $891,000. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 22.3% and 20.3% for the first three months of 2012 and 2011, respectively, compared to the statutory rate of 34%.

We have invested in four limited partnership agreements that established low-income housing projects in our market areas. We anticipate recognizing an aggregate of $1.7 million of tax credits over the next eleven years, with an additional $43,000 to be recognized during 2012.

Financial Condition

Total assets were $909.4 million at March 31, 2012, an increase of $30.8 million, or 3.5% from $878.6 million at December 31, 2011.  Investment securities increased 13.6% to $362.1 million and net loans increased 0.8% to $484.7 million at March 31, 2012.  Total deposits increased $8.8 million or 1.2% to $742.8 million since year-end 2011. Borrowed funds increased $18.9 million to $72.8 million compared with $53.9 million at year-end.

Cash and Cash Equivalents

Cash and cash equivalents totaled $11.8 million at March 31, 2012 compared to $30.4 million at December 31, 2011, a decrease of $18.6 million. The decrease in cash is due to the Company’s decision as discussed in more detail below to purchase additional investments in the first quarter of 2012. Management actively measures and evaluates its liquidity through our Asset – Liability committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the composition of the investment portfolio as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31, 2012		December 31, 2011
	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$ 173,630	48.0	$ 168,600	52.9
U. S. Treasury notes	3,958	1.1	-	-
Obligations of state & political
subdivisions	100,766	27.8	101,547	31.9
Corporate obligations	11,163	3.1	8,460	2.7
Mortgage-backed securities in
government sponsored entities	71,397	19.7	38,974	12.2
Equity securities in financial
institutions	1,234	0.3	1,242	0.3
Total	$ 362,148	100.0	$ 318,823	100.0

	March 31, 2012/
	December 31, 2011
	Change
	Amount	%
Available-for-sale:
U. S. Agency securities	$ 5,030	3.0
U. S. Treasury notes	3,958	N/A
Obligations of state & political
subdivisions	(781)	(0.8)
Corporate obligations	2,703	32.0
Mortgage-backed securities in
government sponsored entities	32,423	83.2
Equity securities in financial
institutions	(8)	(0.6)
Total	$ 43,325	13.6

Our investment portfolio increased by $43.3 million or 13.6% from December 31, 2011 to March 31, 2012.  During 2012, we purchased approximately $38.4 million of U.S. agency obligations, $3.9 million of U.S. Treasury notes, $35.4 million of mortgage backed securities in government sponsored entities, $1.3 million of state and local obligations and $2.6 million of corporate obligations, which helped offset the $2.6 million of principal repayments and $23.4 million of calls and maturities that occurred during the three month period. We also sold $11.1 million of mortgage backed securities in government sponsored entities and certain financial institutions equity securities at a gain of $108,000. The overall market value of our investment portfolio decreased approximately $531,000 due to market fluctuations since year end. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the three month period ending March 31, 2012 yielded 3.25% compared to 3.71% for the same period in 2011 on a tax equivalent basis.

Due to the Federal Reserve announcement that rates would likely remain extremely low through late 2014, the Company’s investment strategy changed slightly in the first quarter of 2012. The previous strategy employed by the Company had resulted in a relatively short duration in the investment portfolio. As a result of the Federal Reserve’s commitment to a low rate policy, the Company implemented a strategy to increase portfolio duration through the purchase of certain mortgage backed securities and longer term agencies to provide additional interest income. This strategy maintained a defensive posture to future rising rates by selecting securities that had limited extension risk.  By increasing duration with defensive securities the bank was able to increase interest income with minimal additional interest rate risk. In addition, due to the expected cash flows in the final three quarters of 2012, and the Federal Reserve’s commitment to low rates, the Company purchased certain investment securities utilizing overnight borrowings, which will be repaid as other investment securities mature or are called. We believe this strategy, while having a positive impact on 2012 earnings, will also enable us to reinvest cash flows in the next two to five years with anticipated improved investment opportunities.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the securities portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

Loans

The following table shows the composition of the loan portfolio as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31,		December 31,
	2012		2011
	Amount	%	Amount	%
Real estate:
Residential	$ 183,703	37.4	$ 184,034	37.7
Commercial	167,584	34.1	165,826	34.0
Agricultural	19,231	3.9	19,224	3.9
Construction	8,912	1.8	8,481	1.7
Consumer	10,405	2.1	10,746	2.2
Commercial and other loans	45,620	9.3	44,299	9.1
State & political subdivision loans	55,837	11.4	54,899	11.4
Total loans	491,292	100.0	487,509	100.0
Less allowance for loan losses	6,545		6,487
Net loans	$ 484,747		$ 481,022

	March 31, 2012/
	December 31, 2011
	Change
	Amount	%
Real estate:
Residential	$ (331)	(0.2)
Commercial	1,758	1.1
Agricultural	7	0.0
Construction	431	5.1
Consumer	(341)	(3.2)
Commercial and other loans	1,321	3.0
State & political subdivision loans	938	1.7
Total loans	$ 3,783	0.8

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

Total loans increased approximately $3.8 million or 0.8% during the first three months of 2012. Commercial real estate, construction, commercial and other loans and state and political subdivisions increased $1.8 million, $431,000, $1.3 million and $938,000, respectively.  Residential real estate and consumer loans decreased $331,000 and $341,000, respectively.

We continue to recognize the opportunities created by the Marcellus Shale natural gas exploration efforts, but pursue these opportunities prudently and cautiously. The growth in commercial real estate lending and other commercial loans reflects the Company’s focus on commercial lending as a means to increase loan growth and obtain deposits from farmers and small businesses throughout our market area. The increase in state and political subdivision loans is the result of several relationships in Bradford County. We work closely with local municipalities and school districts to meet their needs that otherwise would be provided by the municipal bond market.  Commercial real estate and other commercial loan demand is subject to significant competitive pressures, the local economy which is currently being impacted significantly by the Marcellus Shale gas exploration area, the yield curve and the strength of the overall regional and national economy.

During the first three months of 2012, we continued to experience lower demand for non-conforming residential real estate and consumer loans. Factors impacting this decline include demand for conforming rate loans and recessionary pressures outside of the local Marcellus Shale gas region. Loan demand for conforming mortgages, which the Company generally sells on the secondary market, has increased as qualified customers continue to take advantage of the low interest rate environment. Through the first three months of 2012, we have sold $4.4 million of loans in the secondary market compared to $3.0 million through the same period last year.  The Company recognizes fee income for servicing these sold loans, which is included in non-interest income in the Consolidated Statement of Income.  Management continues to look for ways to encourage our customers to choose the Company for their mortgage needs. This includes partnering with a third party to provide access to government supported loan programs sponsored by the Federal Housing Administration and the U.S. Department of Veteran Affairs and implementing technologies, which make it easier and more efficient for customers to obtain a mortgage.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level, which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the three months ended March 31, 2012 and for the years ended December 31, 2011, 2010, 2009, and 2008 (dollars in thousands):

	March 31,	December 31,
	2012	2011	2010	2009	2008
Balance
at beginning of period	$ 6,487	$ 5,915	$ 4,888	$ 4,378	$ 4,197
Charge-offs:
Real estate:
Residential	49	101	147	76	31
Commercial	2	29	53	236	36
Agricultural	-	-	-	1	20
Consumer	8	71	35	80	44
Commercial and other loans	-	6	173	153	115
Total loans charged-off	59	207	408	546	246
Recoveries:
Real estate:
Residential	-	-	4	1	6
Commercial	-	15	11	1	-
Agricultural	-	-	-	-	20
Consumer	9	57	45	52	19
Commercial and other loans	3	32	120	77	52
Total loans recovered	12	104	180	131	97
Net loans charged-off	47	103	228	415	149
Provision charged to expense	105	675	1,255	925	330
Balance at end of year	$ 6,545	$ 6,487	$ 5,915	$ 4,888	$ 4,378

Loans outstanding at end of period	$ 491,292	$ 487,509	$ 473,517	$ 456,384	$ 432,814
Average loans outstanding, net	$ 490,422	$ 474,972	$ 468,620	$ 442,921	$ 423,382
Non-performing assets:
Non-accruing loans	$ 9,243	$ 9,165	$ 11,853	$ 5,871	$ 2,202
Accrual loans - 90 days or more past due	343	275	692	884	383
Total non-performing loans	$ 9,586	$ 9,440	$ 12,545	$ 6,755	$ 2,585
Foreclosed assets held for sale	836	860	693	302	591
Total non-performing assets	$ 10,422	$ 10,300	$ 13,238	$ 7,057	$ 3,176

Annualized net charge-offs to average loans	0.04%	0.02%	0.05%	0.09%	0.04%
Allowance to total loans	1.33%	1.33%	1.25%	1.07%	1.01%
Allowance to total non-performing loans	68.28%	68.72%	47.15%	72.36%	169.36%
Non-performing loans as a percent of loans
net of unearned income	1.95%	1.94%	2.65%	1.48%	0.60%
Non-performing assets as a percent of loans
net of unearned income	2.12%	2.11%	2.80%	1.55%	0.73%

The Company utilizes a disciplined and thorough loan review process based upon our internal loan policy approved by the Company’s Board of Directors.  The purpose of the review is to assess loan quality, analyze delinquencies, identify problem loans, evaluate potential charge-offs and recoveries, and assess general overall economic conditions in the markets served.  An external independent loan review is performed on our commercial portfolio semi-annually. The external consultant is engaged to 1) review a minimum of 60% of the dollar volume of the commercial loan portfolio (commercial and agricultural real estate, commercial and other loans and state and political subdivision loans) on an annual basis, 2) review a sample of new commercial/agricultural loans originated in the last year, 3) review all relationships in aggregate over $500,000, 4) review all aggregate loan relationships over $100,000 which are over 90 days past due, classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate. As part of this review, our underwriting process and loan grading system is evaluated.

Management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate as of March 31, 2012.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, continued high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The balance in the allowance for loan losses was $6,545,000 or 1.33% of total loans as of March 31, 2012 as compared to $6,487,000 or 1.33% of loans as of December 31, 2011.  The $58,000 increase is a result of a $105,000 provision for the first three months less net charge-offs of $47,000.  Gross charge-offs for the first three months of 2012 were $59,000. Gross charge-offs for the first three months of 2011 were $93,000 and for all of 2011 were $207,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of the three months ended March 31, 2012 and for the years ended December 31, 2011, 2010, 2009 and 2008:

	March 31		December 31
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$ 753	37.4	$ 805	37.7	$ 969	39.1	$ 801	42.7	$ 694	46.0
Commercial, agricultural	4,336	38.0	4,132	37.9	3,380	36.2	2,864	33.6	2,303	28.8
Construction	16	1.8	15	1.7	22	2.1	20	1.2	5	2.6
Consumer	96	2.1	111	2.2	108	2.4	131	2.6	449	2.7
Commercial and other loans	671	9.3	674	9.1	983	10.0	918	9.7	807	8.8
State & political subdivision loans	245	11.4	235	11.4	137	10.2	93	10.2	19	11.1
Unallocated	428	N/A	515	N/A	316	N/A	61	N/A	101	N/A
Total allowance for loan losses	$ 6,545	100.0	$ 6,487	100.0	$ 5,915	100.0	$ 4,888	100.0	$ 4,378	100.0

As a result of previous loss experiences and other the risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate total 38% of the loan portfolio, 66.3% of the allowance is assigned to this segment of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions.

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2011 to March 31, 2012 in non-performing loans(dollars in thousands). Non-performing loans include those loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	March 31, 2012				December 31, 2011
		Non-Performing Loans				Non-Performing Loans
	30 - 90 Days Past Due	90 Days Past Due Accruing	Non-accrual	Total Non-Performing	30 - 90 Days Past Due	90 Days Past Due Accruing	Non-accrual	Total Non-Performing
Real estate:
Residential	$ 581	$ 160	$ 590	$ 750	$ 859	$ 99	$ 554	$ 653
Commercial	115	180	8,194	8,374	731	176	8,094	8,270
Agricultural	-	-	-	-	143	-	-	-
Construction	-	-	-	-	-	-	-	-
Consumer	64	3	-	3	93	-	-	-
Commercial and other loans	14	-	459	459	8	-	517	517
Total nonperforming loans	$ 774	$ 343	$ 9,243	$ 9,586	$ 1,834	$ 275	$ 9,165	$ 9,440

	Change in Non-Performing Loans March 31, 2012 /December 31, 2011
	Amount	%
Real estate:
Residential	$ 97	14.9
Commercial	104	1.3
Agricultural	-	N/A
Construction	-	N/A
Consumer	3	N/A
Commercial and other loans	(58)	(11.2)
Total nonperforming loans	$ 146	1.5

For the three month period ending March 31, 2012, we recorded a provision for loan losses of $105,000, which compares to $225,000 for the same time period in 2011.  The decrease is attributable to the fact that total non-performing loans have remained consistent from year-end and March 31, 2011. Additionally, based on the rating system described above, there has been an improvement in the quality of the loan portfolio since December 31, 2011 and March 31, 2011. Approximately 83.2% of the Bank’s non-performing loans are associated with the following three customer relationships:

•
A commercial customer with a total loan relationship of $5.2 million secured by 165 residential properties and one commercial building is considered non-accrual as of March 31, 2012. In the first quarter of 2011, the Company and Borrower entered into a forbearance agreement to restructure the debt. The loan remained current throughout 2011 and 2012. Management continues to monitor the financial condition of this borrower and is awaiting the financial statements and tax returns for 2011 to update the trend analysis for this customer. As a result of the loan being considered non-accrual and payments being made on the loans through March 31, 2012, there is no specific reserve allocation as of March 31, 2012.

•
A commercial customer with a relationship of approximately $1.8 million is considered non-accrual as of March 31, 2012. $1.5 million of the relationship is subject to USDA guarantees. The current economic conditions related to the timber industry have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and guarantees and determined that a specific reserve allocation of $186,000 was required as of March 31, 2012 based on the appraised value of collateral.

•
A commercial customer with a relationship of approximately $1.0 million is considered non-accrual as of March 31, 2012. The current recessionary economic conditions have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and determined that a specific reserve allocation of $259,000 was required as of March 31, 2012 based on the appraised value of collateral. The customer has indicated a willingness to provide additional collateral in order to borrow additional funds to complete the project associated with this loan, which management is currently evaluating.

Management of the Bank believes that the allowance for loan losses is adequate, which is based on the following factors:

•	While non-performing loans are still higher than the Company’s historical levels, 54.5% of this balance is associated with one customer, whose debt is current through April 30, 2012.

•	Net and gross charge-offs continue to be low in relation to the size of the Bank’s loan portfolio and compared to our peer group.

•
We have not experienced the significant decrease in the collateral values of local residential, commercial or agricultural real estate loan portfolios as seen in other parts of the country.  While parts of our market area were impacted by flooding in the third quarter of 2011, a review of the impacted collateral did not identify any widespread decreases in the collateral values. Additionally, our market area is predominately centered in the Marcellus Shale natural gas exploration and drilling area. These natural gas exploration and drilling activities have significantly impacted the overall interest in real estate in our market area due to the related lease and royalty revenues associated with it.  The natural gas activities have had a positive impact on the value of local real estate.

Bank Owned Life Insurance

The Company purchased bank owned life insurance to offset future employee benefit costs.  As of March 31, 2012, the cash surrender value of this life insurance is $13,794,000, which has resulted in income recognized in the three months ended March 31, 2012 of $124,000 compared to $121,000 for the same period in 2011. The use of life insurance policies provides the Bank with an asset that will generate earnings to partially offset the current costs of benefits and eventually (at the death of the individuals) provides partial recovery of cash outflows associated with the benefits.

Premises and Equipment

Premises and equipment decreased approximately $120,000 from $11.7 million at December 31, 2011 to $11.6 million at March 31, 2012. This occurred primarily as a result of depreciation for 2012 of $153,000 offset by purchases totaling approximately $33,000.

Deposits

The following table shows the composition of deposits as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31		December 31,
	2012		2011
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 89,806	12.1	$ 85,605	11.6
NOW accounts	199,571	26.9	200,897	27.4
Savings deposits	85,256	11.5	79,659	10.8
Money market deposit accounts	71,539	9.6	67,223	9.2
Certificates of deposit	296,654	39.9	300,609	41.0
Total	$ 742,826	100.0	$ 733,993	100.0

	March 31, 2012/
	December 31, 2011
	Change
	Amount	%
Non-interest-bearing deposits	$ 4,201	4.9
NOW accounts	(1,326)	(0.7)
Savings deposits	5,597	7.0
Money market deposit accounts	4,316	6.4
Certificates of deposit	(3,955)	(1.3)
Total	$ 8,833	1.2

Deposits increased $8.8 million or 1.2%, since December 31, 2011. The increase in deposits is due to several reasons. Our market continues to be impacted by the Marcellus Shale gas exploration activities and we have developed products specifically targeting customers that have benefited from this activity.  Furthermore, our customers appear to be reluctant to invest in other financial markets again due to concerns over the United States’ credit rating (which was downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators which have contributed to increased volatility in the capital markets and diminished expectations for the economy. Additionally, the current interest rate environment limits the options in which our customers can invest while maintaining a similar risk profile to depositing funds with the Company. We believe that our historical financial performance, reputation as a strong, local community bank, acquisitions of local competitors from institutions outside of our general market area and our focus on developing relationships with the local municipalities has positioned the Company as a leading financial institution within our service area with the ability to meet our customers’ needs and expectations.

As of March 31, 2012, non-interest-bearing deposits, savings accounts and money market deposit accounts, increased by $4.2 million, $5.6 million and $4.3 million, respectively, from December 31, 2011. Certificates of deposit decreased $4.0 million since December 31, 2011, due to the low rate environment for certificates of deposits and the transfer of customer funds to more liquid interest bearing accounts. The Bank currently does not have any outstanding brokered certificates of deposit.

Borrowed Funds

Borrowed funds increased $18.8 million or 35.1% from December 31, 2011. The majority of this increase is the result of $19.3 million of overnight FHLB advances utilized to make the investment purchases discussed above. The Bank’s current strategy for borrowings is to repay the overnight borrowings with funds received from the maturities or calls of various investment securities and for long-term borrowings to consider replacing any maturities with five to ten year borrowings due to the current interest rate environment. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

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

In December, 2008, the Company entered into an interest rate swap agreement to convert the above mentioned floating-rate debt to fixed rate debt on a notional amount of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreement was entered into on December 17, 2008 and expires December 17, 2013.  The fair value of the interest rate swap at March 31, 2012 was a liability of $327,000 and is included within other liabilities on the Consolidated Balance Sheet.

Stockholder’s Equity

We evaluate stockholders’ equity in relation to total assets and the risks associated with those assets.  The greater the capital resource, the more likely a corporation will meet its cash obligations and absorb unforeseen losses.  For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total stockholders’ equity was $83.8 million at March 31, 2012 compared to $81.5 million at December 31, 2011, an increase of $2.3 million or 2.8%.  Excluding accumulated other comprehensive income, stockholder’s equity increased $2.6 million, or 3.5%.  In the first three months of 2012, the Company had net income of $3.4 million and paid dividends of $856,000, representing a dividend payout ratio of 24.8%.  The Company purchased 2,230 shares of treasury stock at a weighted average cost of $36.17 per share.

All of the Company’s investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments.  Accumulated other comprehensive income decreased $337,000 from December 31, 2011 as a result of market value fluctuations.

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

	March 31		December 31,
	2012		2011
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$ 85,017	16.25%	$ 82,050	16.23%
For capital adequacy purposes	41,856	8.00%	40,432	8.00%
To be well capitalized	52,319	10.00%	50,540	10.00%

Tier I capital (to risk-weighted assets)
Company	$ 78,267	14.96%	$ 75,541	14.95%
For capital adequacy purposes	20,928	4.00%	20,216	4.00%
To be well capitalized	31,392	6.00%	30,324	6.00%

Tier I capital (to average assets)
Company	$ 78,267	9.00%	$ 75,541	8.83%
For capital adequacy purposes	34,793	4.00%	34,223	4.00%
To be well capitalized	43,492	5.00%	42,779	5.00%

The Bank’s computed risk-based capital ratios are as follows (dollars in thousands):

	March 31		December 31,
	2012		2011
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$ 79,928	15.32%	$ 77,051	15.29%
For capital adequacy purposes	41,748	8.00%	40,326	8.00%
To be well capitalized	52,185	10.00%	50,408	10.00%

Tier I capital (to risk-weighted assets)
Bank	$ 73,388	14.06%	$ 70,729	14.03%
For capital adequacy purposes	20,874	4.00%	20,163	4.00%
To be well capitalized	31,311	6.00%	30,245	6.00%

Tier I capital (to average assets)
Bank	$ 73,388	8.45%	$ 70,729	8.28%
For capital adequacy purposes	34,741	4.00%	34,166	4.00%
To be well capitalized	43,426	5.00%	42,708	5.00%

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2012 (in thousands):

Commitments to extend credit	$107,631
Standby letters of credit	3,517
$111,148

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for personal accounts. Effective in the third quarter of 2010, overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at March 31, 2012 was $12,564,000.  The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other significant uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures during the first three months of 2012 were $33,000, compared to $63,000 during the same time period in 2011.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short-term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $225.7 million, of which $55.3 million was outstanding at March 31, 2012. Additionally, we have a Federal funds line totaling $10.0 million from a third party bank at market rates.  This line is not drawn upon. We also have borrower in custody line with the Federal Reserve Bank of approximately $14.2 million, which also is not drawn upon as of March 31, 2012.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial’s primary source of income is dividends received from the Bank.  The Bank may not, under the National Bank Act, declare a dividend without approval of the OCC, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The Federal Reserve Board, the OCC and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At March 31, 2012, Citizens Financial had liquid assets of $3.9 million.

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

We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure.  Various analysis performed in the first quarter ranging from a decrease in interest rates of 100 to an increase in interest rates of 500 would have a minor impact on our Company's anticipated net interest income over the next twelve to twenty-four months.

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

No material changes in market risk strategy occurred during the current period.  A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 2011.

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

(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. At March 31, 2012, the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

1/1/12 to 1/31/12	-	$0.00	-	152,615
2/1/12 to 2/29/12	2,230	$36.17	2,230	150,385
3/1/12 to 3/31/12	-	$0.00	-	150,385
Total	2,230	$36.17	2,230	150,385

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

Item 4 – Mine Safety Disclosures

Not applicable.

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
101 *
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Cash Flows (unaudited) and (v) related notes (unaudited).

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

Citizens Financial Services, Inc. (Registrant)

May 10, 2012	By:	/s/ Randall E. Black
Randall E. Black
Chief Executive Officer and President (Principal Executive Officer)

May 10, 2012	By:	/s/ Mickey L. Jones
Mickey L. Jones
Chief Financial Officer (Principal Accounting Officer)