Form 10-Q
period 2012-08-09
CITIZENS FINANCIAL SERVICES INC
filed 2012-08-09
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
Or

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

Large accelerated filer ____                                                                                                   Accelerated filer _X__

Non-accelerated filer ____                                                                                                   Smaller reporting company ____
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes____ No __X__

The number of outstanding shares of the Registrant’s Common Stock, as of August 1, 2012, was 2,917,540.

Citizens Financial Services, Inc.
Form 10-Q

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30	December 31
(in thousands except share data)	2012	2011
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 12,525	$ 9,960
Interest-bearing	5,243	20,472
Total cash and cash equivalents	17,768	30,432

Available-for-sale securities	323,131	318,823

Loans (net of allowance for loan losses:
2012, $6,650 and 2011, $6,487)	490,482	481,022

Premises and equipment	11,515	11,702
Accrued interest receivable	3,800	3,621
Goodwill	10,256	10,256
Bank owned life insurance	13,919	13,669
Other assets	10,479	9,042

TOTAL ASSETS	$ 881,350	$ 878,567

LIABILITIES:
Deposits:
Noninterest-bearing	$ 86,218	$ 85,605
Interest-bearing	652,549	648,388
Total deposits	738,767	733,993
Borrowed funds	47,066	53,882
Accrued interest payable	1,222	1,512
Other liabilities	7,754	7,712
TOTAL LIABILITIES	794,809	797,099
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares June 30, 2012 and December 31, 2011;
none issued in 2012 or 2011	-	-
Common stock
$1.00 par value; authorized 15,000,000 shares; issued 3,132,866 at June 30, 2012 and
December 31, 2011	3,133	3,133
Additional paid-in capital	15,364	15,313
Retained earnings	68,813	63,337
Accumulated other comprehensive income	4,990	4,949
Treasury stock, at cost: 243,784 shares at June 30, 2012
and 230,203 shares at December 31, 2011	(5,759)	(5,264)
TOTAL STOCKHOLDERS' EQUITY	86,541	81,468
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 881,350	$ 878,567

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2012	2011	2012	2011
INTEREST INCOME:
Interest and fees on loans	$ 7,439	$ 7,463	$ 14,904	$ 14,858
Interest-bearing deposits with banks	1	20	6	42
Investment securities:
Taxable	1,237	1,176	2,434	2,348
Nontaxable	920	892	1,874	1,757
Dividends	16	14	32	29
TOTAL INTEREST INCOME	9,613	9,565	19,250	19,034
INTEREST EXPENSE:
Deposits	1,555	2,046	3,221	4,134
Borrowed funds	393	443	806	888
TOTAL INTEREST EXPENSE	1,948	2,489	4,027	5,022
NET INTEREST INCOME	7,665	7,076	15,223	14,012
Provision for loan losses	105	150	210	375
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,560	6,926	15,013	13,637
NON-INTEREST INCOME:
Service charges	1,129	1,128	2,207	2,073
Trust	151	146	324	303
Brokerage and insurance	75	123	225	218
Gains on loans sold	131	34	185	75
Investment securities gains, net	213	114	321	234
Earnings on bank owned life insurance	126	124	250	245
Other	116	129	261	269
TOTAL NON-INTEREST INCOME	1,941	1,798	3,773	3,417
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,668	2,518	5,421	5,033
Occupancy	314	329	624	719
Furniture and equipment	96	106	202	223
Professional fees	224	172	492	329
FDIC insurance	115	250	238	500
Pennsylvania shares tax	160	146	326	293
Other	1,000	1,189	2,118	2,393
TOTAL NON-INTEREST EXPENSES	4,577	4,710	9,421	9,490
Income before provision for income taxes	4,924	4,014	9,365	7,564
Provision for income taxes	1,171	867	2,163	1,587
NET INCOME	$ 3,753	$ 3,147	$ 7,202	$ 5,977

PER COMMON SHARE DATA:
Net Income - Basic	$ 1.30	$ 1.08	$ 2.49	$ 2.05
Net Income - Diluted	$ 1.30	$ 1.08	$ 2.49	$ 2.05
Cash Dividends Paid	$ 0.300	$ 0.265	$ 0.595	$ 0.525

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)		2012		2011		2012		2011
Net income		$ 3,753		$ 3,147		$ 7,202		$ 5,977
Other comprehensive income:
Increase in unrealized gains on available for sale securities	741		2,660		318		3,551
Income tax effect related to unrealized gains on available for sale securities	(252)		(905)		(108)		(1,208)
Decrease (increase) in unrealized loss on interest rate swap	45		(59)		66		1
Income tax effect related to unrealized loss on interest rate swap	(15)		20		(23)		-
Less: Reclassification adjustment for gain included in net income	(213)		(114)		(321)		(234)
Income tax effect related to reclassification adjustment for gain included in net income	72		39		109		80
Other comprehensive income, net of tax		378		1,641		41		2,190
Comprehensive income		$ 4,131		$ 4,788		$ 7,243		$ 8,167

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Six Months Ended
	June 30,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 7,202	$ 5,977
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	210	375
Depreciation and amortization	211	272
Amortization and accretion of investment securities, net	1,196	940
Deferred income taxes	28	192
Investment securities gains, net	(321)	(234)
Earnings on bank owned life insurance	(250)	(245)
Originations of loans held for sale	(14,241)	(5,316)
Proceeds from sales of loans held for sale	14,426	5,391
Realized gains on loans sold	(185)	(75)
Increase in accrued interest receivable	(179)	(262)
Decrease in accrued interest payable	(290)	(223)
Other, net	(269)	45
Net cash provided by operating activities	7,538	6,837
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	16,654	7,821
Proceeds from maturity and principal repayments	68,914	32,063
Purchase of securities	(90,754)	(72,496)
Proceeds from redemption of regulatory stock	245	312
Purchase of regulatory stock	(1,405)	-
Net increase in loans	(9,679)	(3,925)
Purchase of premises and equipment	(117)	(65)
Purchase of land for potential future expansion	-	(545)
Proceeds from sale of foreclosed assets held for sale	345	371
Net cash used in investing activities	(15,797)	(36,464)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	4,774	32,416
Proceeds from long-term borrowings	28	9
Repayments of long-term borrowings	(4,110)	(1,000)
Net (decrease) increase in short-term borrowed funds	(2,734)	403
Purchase of treasury and restricted stock	(637)	(360)
Dividends paid	(1,726)	(1,404)
Net cash (used in) provided by financing activities	(4,405)	30,064
Net (decrease) increase in cash and cash equivalents	(12,664)	437
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,432	43,995
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 17,768	$ 44,432
Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 4,317	$ 5,245
Income taxes paid	$ 2,095	$ 1,300
Loans transferred to foreclosed property	$ 123	$ 490
Premises and equipment transferred to other assets	$ -	$ 282
Investments purchased and not settled included in other liabilities	$ -	$ 2,085
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

Citizens Financial Services, Inc., (individually and collectively with its direct and indirect subsidiaries, the “Company”) is a Pennsylvania corporation organized as the holding company of its wholly owned subsidiary, First Citizens Community Bank (the “Bank”), and the Bank’s subsidiary, First Citizens Insurance Agency, Inc. (“First Citizens Insurance”). On June 29, 2012, the Bank completed the conversion from a national bank into a Pennsylvania state-chartered bank and trust company and changed its name from First Citizens National Bank to First Citizens Community Bank.

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

In the opinion of management of the Company, the accompanying interim financial statements for the periods ended June 30, 2012 and 2011 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the six month period ended June 30, 2012 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share.  Earnings per share calculations give retroactive effect to stock dividends declared by the Company.

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Basic earnings per share computation:
Net income applicable to common stock	$3,753,000	$3,147,000	$7,202,000	$5,977,000
Weighted average common shares outstanding for basic earnings per share	2,886,012	2,915,708	2,890,849	2,916,526
Earnings per share - basic	$1.30	$1.08	$2.49	$2.05

Diluted earnings per share computation:
Net income applicable to common stock	$3,753,000	$3,147,000	$7,202,000	$5,977,000

Weighted average common shares outstanding for basic earnings per share	2,886,012	2,915,708	2,890,849	2,916,526
Add: Dilutive effects of restricted stock	1,409	-	624	-
Weighted average common shares outstanding for dilutive earnings per share	2,887,421	2,915,708	2,891,473	2,916,526
Earnings per share - dilutive	$1.30	$1.08	$2.49	$2.05

Restricted stock grants that were anti-dilutive were excluded from net income per share calculations. For the three months ended June 30, 2012 and 2011, 2,447 and 8,847 shares, respectively, related to the restricted stock program were excluded from the diluted earnings per share calculations since they were anti-dilutive. For the six months ended June 30, 2012 and 2011, 4,115 and 8,847 shares, respectively, related to the restricted stock program were excluded from the diluted earnings per share calculations since they were anti-dilutive.

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of tax-exempt income earned from state and municipal securities and loans and investments in tax credits.

Note 4 – Investments

The amortized cost and fair value of investment securities at June 30, 2012 and December 31, 2011 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2012	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. agency securities	$ 144,214	$ 2,157	$ (7)	$ 146,364
Obligations of state and
political subdivisions	93,130	5,089	(72)	98,147
Corporate obligations	10,790	276	(20)	11,046
Mortgage-backed securities in
government sponsored entities	64,072	2,223	(101)	66,194
Equity securities in financial
institutions	911	469	-	1,380
Total available-for-sale securities	$ 313,117	$ 10,214	$ (200)	$ 323,131

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 166,534	$ 2,087	$ (21)	$ 168,600
Obligations of state and
political subdivisions	96,556	4,996	(5)	101,547
Corporate obligations	8,263	197	-	8,460
Mortgage-backed securities in
government sponsored entities	36,630	2,356	(12)	38,974
Equity securities in financial institutions	823	420	(1)	1,242
Total available-for-sale securities	$ 308,806	$ 10,056	$ (39)	$ 318,823

The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011 (in thousands). As of June 30, 2012, the Company owned 13 securities whose fair value was less than their cost basis.

June 30, 2012	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ 4,010	$ (7)	$ -	$ -	$ 4,010	$ (7)
Obligations of state and
political subdivisions	3,437	(72)	-	-	3,437	(72)
Corporate obligations	2,585	(20)	-	-	2,585	(20)
Mortgage-backed securities in
government sponsored entities	9,360	(101)	-	-	9,360	(101)

Total securities	$ 19,392	$ (200)	$ -	$ -	$ 19,392	$ (200)

December 31, 2011	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ 10,018	$ (21)	$ -	$ -	$ 10,018	$ (21)
Obligations of states and
political subdivisions	1,057	(3)	771	(2)	1,828	(5)
Mortgage-backed securities in
government sponsored entities	3,164	(12)	-	-	3,164	(12)
Equity securities in financial institutions	39	(1)	-	-	39	(1)

Total securities	$ 14,278	$ (37)	$ 771	$ (2)	$ 15,049	$ (39)

As of June 30, 2012, the Company’s investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, obligations of states and political subdivisions, corporate obligations and  mortgage backed securities in government sponsored entities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale for the six months ended June 30, 2012 and 2011 were $16,654,000 and $7,821,000, respectively.  For the three months ended June 30, 2012 and 2011, there were sales of $5,418,000 and $4,632,000, respectively, of available-for-sale securities. The gross gains and losses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Gross gains	$ 213	$ 114	$ 321	$ 263
Gross losses	-	-	-	(29)
Net gains	$ 213	$ 114	$ 321	$ 234

Investment securities with an approximate carrying value of $174.1 million and $177.9 million at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public funds and certain other deposits.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at June 30, 2012, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$ 15,878	$ 16,028
Due after one year through five years	83,752	85,499
Due after five years through ten years	47,862	49,081
Due after ten years	164,714	171,143
Total	$ 312,206	$ 321,751

Note 5 – Loans

The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout North Central Pennsylvania and Southern New York.  Although the Company had a diversified loan portfolio at June 30, 2012 and December 31, 2011, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio as of June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 181,409	$ 351	$ 181,058
Commercial and agricultural	189,705	7,475	182,230
Construction	10,328	-	10,328
Consumer	11,160	-	11,160
Other commercial and agricultural loans	47,067	457	46,610
State and political subdivision loans	57,463	-	57,463
Total	497,132	$ 8,283	$ 488,849
Allowance for loan losses	6,650
Net loans	$ 490,482

December 31, 2011	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 184,034	$ 94	$ 183,940
Commercial and agricultural	185,050	8,270	176,780
Construction	8,481	-	8,481
Consumer	10,746	-	10,746
Other commercial and agricultural loans	44,299	517	43,782
State and political subdivision loans	54,899	-	54,899
Total	487,509	$ 8,881	$ 478,628
Allowance for loan losses	6,487
Net loans	$ 481,022

The segments of the Bank’s loan portfolio are disaggregated into classes to a level that allows management to monitor risk and performance. Residential real estate mortgages consists primarily of 15 to 30 year first mortgages on residential real estate, while residential real estate home equities are consumer purpose installment loans or lines of credit secured by a mortgage which is often a second lien on residential real estate with terms of 15 years or less. Commercial real estate loans are business purpose loans secured by a mortgage on commercial real estate. Agricultural real estate loans are loans secured by a mortgage on real estate used in agriculture production. Construction real estate loans are loans secured by residential or commercial real estate used during the construction phase of residential and commercial projects. Consumer loans are typically unsecured or primarily secured by something other than real estate and overdraft lines of credit connected with customer deposit accounts. Other commercial loans are loans for commercial purposes primarily secured by non-real estate collateral. Other agricultural loans are loans for agricultural purposes primarily secured by non-real estate collateral. State and political subdivisions are loans for state and local municipalities for capital and operating expenses or tax free loans used to finance commercial development.

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

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables by class, with the associated allowance amount, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
June 30, 2012	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
Real estate loans:
Residential mortgages	$ 258	$ 118	$ 140	$ 258	$ 14	$ 83	$ 1
Home equity	93	18	75	93	15	93	2
Commercial	8,816	5,366	2,109	7,475	512	8,138	39
Agricultural	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Other commercial loans	504	28	429	457	21	468	-
Other agricultural loans	-	-	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-	-	-
Total	$ 9,671	$ 5,530	$ 2,753	$ 8,283	$ 562	$ 8,782	$ 42

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
December 31, 2011	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
Real estate loans:
Residential mortgages	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Home equity	94	36	58	94	13	36	1
Commercial	9,394	5,663	2,607	8,270	433	8,585	65
Agricultural	-	-	-	-	-	371	37
Construction	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Other commercial loans	574	30	487	517	48	501	-
Other agricultural loans	-	-	-	-	-	160	20
State and political
subdivision loans	-	-	-	-	-	-	-
Total	$ 10,062	$ 5,729	$ 3,152	$ 8,881	$ 494	$ 9,653	$ 123

Credit Quality Information

For commercial real estate, agricultural real estate, construction, commercial and other, other agricultural loans and state and political subdivision loans, management uses a nine point internal risk rating system to monitor the credit quality. The first five categories are considered not criticized and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The definitions of each rating are defined below:

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay loan as agreed, the Bank’s loan rating process includes several layers of internal and external oversight. The Company’s loan officers are responsible for the timely and accurate risk rating of the loans in each of their portfolios at origination and on an ongoing basis under the supervision of management.  All commercial and agricultural loans are reviewed annually to ensure the appropriateness of the loan grade. In addition, the Bank engages an external consultant on at least an annual basis. The external consultant is engaged to 1) review a minimum of 60% of the dollar volume of the commercial loan portfolio on an annual basis, 2) review new loans originated in the last year, 3) review all relationships in aggregate over $500,000, 4) review all aggregate loan relationships over $100,000 which are over 90 days past due or classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate.

The following tables represent credit exposures by internally assigned grades as of June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$ 141,568	$ 10,496	$ 18,739	$ 75	$ -	$ 170,878
Agricultural	16,219	623	1,985	-	-	18,827
Construction	10,328	-	-	-	-	10,328
Other commercial loans	36,982	1,806	1,016	16	-	39,820
Other agricultural loans	5,849	425	973	-	-	7,247
State and political
subdivision loans	56,335	-	1,128	-	-	57,463
Total	$ 267,281	$ 13,350	$ 23,841	$ 91	$ -	$ 304,563

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$ 138,409	$ 10,372	$ 17,045	$ -	$ -	$ 165,826
Agricultural	14,628	2,412	2,184	-	-	19,224
Construction	8,481	-	-	-	-	8,481
Other commercial loans	34,606	2,203	921	17	-	37,747
Other agricultural loans	4,509	809	1,234	-	-	6,552
State and political
subdivision loans	53,733	-	1,166	-	-	54,899
Total	$ 254,366	$ 15,796	$ 22,550	$ 17	$ -	$ 292,729

For residential real estate mortgages, home equities and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below and all loans past due 90 or more days. The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012	Performing	Non-performing	Total
Real estate loans:
Residential mortgages	$ 104,600	$ 558	$ 105,158
Home equity	76,080	171	76,251
Consumer	11,160	-	11,160
Total	$ 191,840	$ 729	$ 192,569

December 31, 2011	Performing	Non-performing	Total
Real estate loans:
Residential mortgages	$ 102,238	$ 473	$ 102,711
Home equity	81,143	180	81,323
Consumer	10,746	-	10,746
Total	$ 194,127	$ 653	$ 194,780

Age Analysis of Past Due Financing Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due financing receivables as of June 30, 2012 and December 31, 2011 (in thousands):

	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
June 30, 2012	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
Real estate loans:
Residential mortgages	$ 164	$ 9	$ 455	$ 628	$ 104,530	$ 105,158	$ 57
Home equity	360	88	161	609	75,642	76,251	21
Commercial	717	104	2,063	2,884	167,994	170,878	180
Agricultural	-	-	-	-	18,827	18,827	-
Construction	-	-	-	-	10,328	10,328	-
Consumer	45	-	-	45	11,115	11,160	-
Other commercial loans	-	-	445	445	39,375	39,820	-
Other agricultural loans	100	-	-	100	7,147	7,247	-
State and political
subdivision loans	-	-	-	-	57,463	57,463	-

Total	$ 1,386	$ 201	$ 3,124	$ 4,711	$ 492,421	$ 497,132	$ 258

Loans considered non-accrual	$ -	$ -	$ 2,866	$ 2,866	$ 5,537	$ 8,403
Loans still accruing	1,386	201	258	1,845	486,884	488,729
Total	$ 1,386	$ 201	$ 3,124	$ 4,711	$ 492,421	$ 497,132

	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
December 31, 2011	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
Real estate loans:
Residential mortgages	$ 428	$ 91	$ 398	$ 917	$ 101,794	$ 102,711	$ 60
Home equity	339	-	180	519	80,804	81,323	39
Commercial	319	412	2,794	3,525	162,301	165,826	176
Agricultural	143	-		143	19,081	19,224	-
Construction	-	-	-	-	8,481	8,481	-
Consumer	86	7	-	93	10,653	10,746	-
Other commercial loans	9	-	503	512	37,235	37,747	-
Other agricultural loans	-	-	-	-	6,552	6,552	-
State and political
subdivision loans	-	-	-	-	54,899	54,899	-

Total	$ 1,324	$ 510	$ 3,875	$ 5,709	$ 481,800	$ 487,509	$ 275

Loans considered non-accrual	$ -	$ -	$ 3,600	$ 3,600	$ 5,565	$ 9,165
Loans still accruing	1,324	510	275	2,109	476,235	478,344
Total	$ 1,324	$ 510	$ 3,875	$ 5,709	$ 481,800	$ 487,509

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

The following table reflects the financing receivables on nonaccrual status as of June 30, 2012 and December 31, 2011, respectively. The balances are presented by class of financing receivable (in thousands):

	June 30, 2012	December 31, 2011
Real estate loans:
Residential mortgages	$ 501	$ 413
Home equity	150	141
Commercial	7,295	8,094
Agricultural	-	-
Construction	-	-
Consumer	-	-
Other commercial loans	457	517
Other agricultural loans	-	-
State and political subdivision	-	-
	$ 8,403	$ 9,165

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

Loan modifications that are considered TDR’s completed during the three months and six months ended June 30, 2012 and 2011 were as follows (dollars in thousands):

	For the Three Months Ended June 30, 2012
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Residential mortgage	1	1	$ 48	$ 71	$ 48	$ 71
Total	1	1	$ 48	$ 71	$ 48	$ 71

	For the Six Months Ended June 30, 2012
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Residential mortgage	1	1	$ 48	$ 71	$ 48	$ 71
Commercial	-	2	-	98	-	98
Total	1	3	$ 48	$ 169	$ 48	$ 169

For the Three Months Ended June 30, 2011
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	-	$ -	$ -	$ -	$ -
Total	-	-	$ -	$ -	$ -	$ -

	For the Six Months Ended June 30, 2011
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	5	-	$ 5,912	$ -	$ 5,912	$ -
Total	5	-	$ 5,912	$ -	$ 5,912	$ -

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. Loan modifications considered TDR’s made during the twelve months ended June 30, 2012, that defaulted during the three and six month periods ended June 30, 2012 were as follows (dollars in thousands):

	For the Three Months Ended				For the Six Months Ended
	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011
	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Real estate loans:
Commercial	-	$ -	-	$ -	1	$ 48	-	$ -
Total recidivism	-	$ -	-	$ -	1	$ 48	-	$ -

Allowance for Loan Losses

The following table segregates the allowance for loan losses (ALLL) into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2012 and December 31, 2011, respectively (in thousands):
	June 30, 2012			December 31, 2011
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real estate loans:
Residential	$ 29	$ 758	$ 786	$ 13	$ 792	$ 805
Commercial and agricultural	512	3,893	4,405	433	3,699	4,132
Construction	-	19	19	-	15	15
Consumer	-	108	108	-	111	111
Other commercial and agricultural loans	21	663	685	48	626	674
State and political
subdivision loans	-	246	246	-	235	235
Unallocated	-	401	401	-	515	515
Total	$ 562	$ 6,088	$ 6,650	$ 494	$ 5,993	$ 6,487

The following tables roll forward the balance of the ALLL by portfolio segment for the three and six month periods ended June 30, 2012 and 2011, respectively (in thousands):

	Balance at March 31, 2012	Charge-offs	Recoveries	Provision	Balance at June 30, 2012
Real estate loans:
Residential	$ 753	$ -	$ -	$ 33	$ 786
Commercial and agricultural	4,336	-	6	63	4,405
Construction	16	-	-	3	19
Consumer	96	(16)	7	21	108
Other commercial and agricultural loans	671	-	3	11	685
State and political
subdivision loans	245	-	-	1	246
Unallocated	428	-	-	(27)	401
Total	$ 6,545	$ (16)	$ 16	$ 105	$ 6,650

	Balance at December 31, 2011	Charge-offs	Recoveries	Provision	Balance at June 30, 2012
Real estate loans:
Residential	$ 805	$ (49)	$ -	$ 30	$ 786
Commercial and agricultural	4,132	(2)	6	269	4,405
Construction	15	-	-	4	19
Consumer	111	(24)	16	5	108
Other commercial and agricultural loans	674	-	6	5	685
State and political
subdivision loans	235	-	-	11	246
Unallocated	515	-	-	(114)	401
Total	$ 6,487	$ (75)	$ 28	$ 210	$ 6,650

	Balance at March 31, 2011	Charge-offs	Recoveries	Provision	Balance at June 30, 2011
Real estate loans:
Residential	$ 921	$ (41)	$ -	$ (202)	$ 678
Commercial and agricultural	3,698	(12)	-	226	3,912
Construction	13	-	-	-	13
Consumer	87	(17)	12	27	109
Other commercial and agricultural loans	901	-	3	(192)	712
State and political
subdivision loans	139	-	-	(20)	119
Unallocated	309	-	-	311	620
Total	$ 6,068	$ (70)	$ 15	$ 150	$ 6,163

	Balance at December 31, 2010	Charge-offs	Recoveries	Provision	Balance at June 30, 2011
Real estate loans:
Residential	$ 969	$ (101)	$ -	$ (190)	$ 678
Commercial and agricultural	3,380	(29)	-	561	3,912
Construction	22	-	-	(9)	13
Consumer	108	(33)	29	5	109
Other commercial and agricultural loans	983	-	7	(278)	712
State and political
subdivision loans	137	-	-	(18)	119
Unallocated	316	-	-	304	620
Total	$ 5,915	$ (163)	$ 36	$ 375	$ 6,163

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

We continually review the model utilized in calculating the required allowance. During the second quarter of 2011, management made a determination that special mention and substandard loans should have additional qualitative adjustments applied to them in comparison to pass graded loans. The following factors experienced changes during the first six months of 2012:

•
The qualitative factor for changes in values of underlying collateral was decreased for residential and commercial real estate loans due to the fact that the impact from the serious flooding experienced in our primary market in the third quarter of 2011 was not as severe as originally expected.

•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for commercial real estate due to the increase in the Company’s internal watch list for commercial real estate loans since December 31, 2011.

•
The qualitative factors for changes in industry conditions were increased for agricultural real estate and other agricultural loans due to decreases in milk prices from December 31, 2011 to June 30, 2012.

During the second quarter of 2012, there were no significant changes in any qualitative factor. As a result, the change in the allocation of the allowance from March 31, 2012, is mainly attributable to the changes in the loan portfolio balances since that date.

Note 6 – Federal Home Loan Bank Stock

The Bank is a member of the FHLB of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of June 30, 2012 and December 31, 2011, the Bank holds $4,187,000 and $3,027,000, respectively. The stock is bought from and sold to the FHLB based upon its $100 par value.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) The significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) Commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) The impact of legislative and regulatory changes on the customer base of the FHLB and (d) The liquidity position of the FHLB.

The FHLB has incurred a significant cumulative loss in regards to comprehensive income in the three years ended December 31, 2011 and had suspended the payment of dividends; however, due to improved results in 2011 and 2010 over 2009, a dividend was paid in the first and second quarters of 2012.  The cumulative losses were primarily attributable to impairment of investment securities associated with the distressed economic conditions during 2008 and 2009.  Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios have improved in the most recent quarters, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members through the second quarter of 2012 and has reinstituted the dividend in 2012.

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

The following sets forth the components of net periodic benefit costs of the Pension Plan for the three and six months ended June 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost	$ 54	$ 71	$ 167	$ 185
Interest cost	35	87	174	226
Expected return on plan assets	(80)	(130)	(286)	(336)
Net amortization and deferral	52	10	68	26

Net periodic benefit cost	$ 61	$ 38	$ 123	$ 101

The Company expects to contribute $750,000 to the Pension Plan in 2012.

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $132,000 and $124,000 for the six months ended June 30, 2012 and 2011, respectively. For the three months ended June 30, 2012 and 2011, contributions by the Company totaled $80,000 and $74,000, respectively.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  At June 30, 2012 and December 31, 2011, an obligation of $996,000 and $1,030,000, respectively, was included in other liabilities for this plan in the consolidated balance sheet. Amounts included in interest expense on the deferred amounts totaled $8,000 and $12,000 for the six months ended June 30, 2012 and 2011, respectively.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  A total of 100,000 shares of the Company’s common stock have been authorized under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

For the six months ended June 30, 2012 and 2011, 3,808 and 3,968 shares of restricted stock were awarded and 5,222 and 5,502 shares vested, respectively.  Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $66,000 and $73,000 for the six months ended June 30, 2012 and 2011, respectively. For the three months ended June 30, 2012 and 2011, compensation expense totaled $33,000 and $36,000, respectively.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law. At June 30, 2012 and December 31, 2011, an obligation of $855,000 and $778,000, respectively, was included in other liabilities for this plan in the consolidated balance sheet.  Expenses related to this plan totaled $47,000 and $31,000 for the six months ended June 30, 2012 and 2011, respectively. For the three months ended June 30, 2012 and 2011, expenses totaled $24,000 and $16,000, respectively.

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

The following tables present the assets and liabilities reported on the consolidated balance sheet at their fair value on a recurring basis as of June 30, 2012 and December 31, 2011 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2012
	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Securities available for sale:
U.S. Agency securities	$ -	$ 146,364	$ -	$ 146,364
Obligations of state and
political subdivisions	-	98,147	-	98,147
Corporate obligations	-	11,046	-	11,046
Mortgage-backed securities in
government sponsored entities	-	66,194	-	66,194
Equity securities in financial
institutions	1,380	-	-	1,380
Liabilities
Trust Preferred Interest Rate Swap	-	(283)	-	(283)

	December 31, 2011
	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Securities available for sale:
U.S. Agency securities	$ -	$ 168,600	$ -	$ 168,600
Obligations of state and
political subdivisions	-	101,547	-	101,547
Corporate obligations	-	8,460	-	8,460
Mortgage-backed securities in
government sponsored entities	-	38,974	-	38,974
Equity securities in financial
institutions	1,242	-	-	1,242
Liabilities
Trust Preferred Interest Rate Swap	-	(348)	-	(348)

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

Assets measured at fair value on a nonrecurring basis as of June 30, 2012 and December 31, 2011 are included in the table below (in thousands):

	June 30, 2012
	Level 1	Level II	Level III	Total

Impaired Loans	$ -	$ -	$ 7,721	$ 7,721
Other real estate owned	-	-	742	742

	December 31, 2011
	Level 1	Level II	Level III	Total

Impaired Loans	$ -	$ -	$ 8,387	$ 8,387
Other real estate owned	-	-	860	860

The following table provides a listing of the significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques.

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2012	Valuation Technique(s)	Unobservable input	Range
Impaired Loans	$ 5,295	Discounted Cash Flows	Probability of Default	0%
			Change in interest rates	0-7%

	2,426	Appraised Collateral Values	Discount for time since appraisal	0-20%
			Selling costs	0%-10%
			Holding period	0 - 18 months

Other real estate owned	742	Appraised Collateral Values	Discount for time since appraisal	0-20%
			Selling costs	6%-10%
			Holding period	0 - 18 months

The fair values of the Company’s financial instruments are as follows (in thousands):

	Carrying
June 30, 2012	Amount	Fair Value	Level I	Level II	Level III	Total
Financial assets:
Cash and due from banks	$ 17,768	$ 17,768	$ 17,768	$ -	$ -	$ 17,768
Available-for-sale securities	323,131	323,131	1,380	321,751	-	323,131
Net loans	490,482	539,268	-	-	539,268	539,268
Bank owned life insurance	13,919	13,919	13,919	-	-	13,919
Regulatory stock	4,461	4,461	4,461	-	-	4,461
Accrued interest receivable	3,800	3,800	3,800	-	-	3,800

Financial liabilities:
Deposits	$ 738,767	$ 744,787	$ 446,307	$ -	$ 298,480	$ 744,787
Borrowed funds	47,066	44,909	-	44,909	-	44,909
Trust preferred interest rate swap	283	283	-	283	-	283
Accrued interest payable	1,222	1,222	1,222	-	-	1,222

	Carrying
December 31, 2011	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 30,432	$ 30,432
Available-for-sale securities	318,823	318,823
Net loans	481,022	527,724
Bank owned life insurance	13,669	13,669
Regulatory stock	3,301	3,301
Accrued interest receivable	3,621	3,621

Financial liabilities:
Deposits	$ 733,993	$ 740,839
Borrowed funds	53,882	51,437
Trust preferred interest rate swap	348	348
Accrued interest payable	1,512	1,512

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

Note 9 – Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments in this Update are to be applied prospectively.  For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011.  Early application by public entities is not permitted. The Company has provided the necessary disclosures in Note 8.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of Citizens Financial Services, Inc., First Citizens Community Bank, First Citizens Insurance Agency, Inc. or the combined Company. When we use words such as “believes,” “expects,” “anticipates,” or similar expressions, we are making forward-looking statements.  For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements.  The Company would like to caution readers that the following important factors, among others, may have affected and could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement:

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

Introduction

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for the Company.  Our Company's consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results you may expect for the full year.

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

Competition

The banking industry in the Bank’s service area continues to be extremely competitive, both among commercial banks and with financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies, credit unions and internet entities.  The increased competition has resulted from changes in the legal and regulatory guidelines as well as from economic conditions, specifically, the additional wealth resulting from the exploration of the Marcellus Shale in our primary market and the limited loan growth opportunities in our primary market and surrounding areas.  Mortgage banking firms, financial companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms and even government agencies provide additional competition for loans and other financial services.  The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in the Company’s financial statements.  As of June 30, 2012 and December 31, 2011, the Trust Department had $100.7 and $94.7 million of assets under management, respectively.  The $6.0 million increase is a result of $2.6 million of net additions of trust assets, with the remaining increase attributable to fluctuations in the stock market since December 31, 2011.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area.  Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance.  The assets associated with these products are not included in the consolidated financial statements since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $78.1 million at December 31, 2011 to $88.5 million at June 30, 2012. Fee income from the sale of these products is reflected in the Company’s financial statements as a component of non-interest income in the Consolidated Statement of Income.

In addition to the trust and investment services offered, we have created an oil and gas division, which serves as a network of experts to assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management.  We have partnered with a professional firm to provide mineral management expertise and services to customers in our market who have been impacted by the Marcellus Shale exploration and drilling activities. Through this relationship, we are able to assist customers with the negotiation of lease payments and royalty percentages, protect their property, resolve leasing issues, account for and ensure the accuracy of royalty checks, distribute revenue to satisfy investment objectives and provide customized reports outlining payment and distribution information.

Results of Operations

Overview of the Income Statement

The Company had net income of $7,202,000 for the first six months of 2012 compared to earnings of $5,977,000 for last year’s comparable period, an increase of $1,225,000 or 20.5%. Earnings per share for the first six months of 2012 were $2.49, compared to $2.05 last year, representing a 21.5% increase.  Annualized return on assets and return on equity for the six months of 2012 were 1.63% and 18.25%, respectively, compared with 1.44% and 17.22% for last year’s comparable period.

Net income for the three months ended June 30, 2012 was $3,753,000 compared to earnings of $3,147,000 in the comparable 2011 period, an increase of $606,000 or 19.3%. Earnings per share for the three months ended June 30, 2012 and 2011 were $1.30 and $1.08 per share, respectively.  Annualized return on assets and return on equity for the quarter ended June 30, 2012 was 1.69% and 18.72%, respectively, compared with 1.50% and 17.85% for the same 2011 period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the first six months of 2012 was $15,223,000, an increase of $1,211,000, or 8.6%, compared to the same period in 2011.  For the first six months of 2012, the provision for loan losses totaled $210,000, a decrease of $165,000 over the comparable period in 2011.  Consequently, net interest income after the provision for loan losses was $15,013,000 compared to $13,637,000 during the first six months of 2011.

For the three months ended June 30, 2012, net interest income was $7,665,000 compared to $7,076,000, an increase of $589,000, or 8.3% over the comparable period in 2011. The provision for loan losses this quarter was $105,000 compared to $150,000 for last year’s second quarter.  Consequently, net interest income after the provision for loan losses was $7,560,000 for the quarter ended June 30, 2012 compared to $6,926,000 in 2011.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the six months and three months ended June 30, 2012 and 2011 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates (1)
	Six Months Ended
	June 30, 2012			June 30, 2011
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	2,467	6	0.53	30,142	42	0.28
Total short-term investments	2,467	6	0.53	30,142	42	0.28
Investment securities:
Taxable	236,403	2,466	2.09	194,115	2,377	2.45
Tax-exempt (3)	94,355	2,839	6.02	86,387	2,663	6.17
Total investment securities	330,758	5,305	3.21	280,502	5,040	3.59
Loans:
Residential mortgage loans	194,017	6,237	6.46	187,859	6,427	6.90
Commercial & farm loans	233,403	7,318	6.31	222,084	7,069	6.42
Loans to state & political subdivisions	55,888	1,320	4.75	49,990	1,312	5.29
Other loans	10,334	434	8.45	10,845	458	8.52
Loans, net of discount (2)(3)(4)	493,642	15,309	6.24	470,778	15,266	6.54
Total interest-earning assets	826,867	20,620	5.02	781,422	20,348	5.25
Cash and due from banks	12,361			9,871
Bank premises and equipment	11,621			12,392
Other assets	30,894			28,246
Total non-interest earning assets	54,876			50,509
Total assets	881,743			831,931
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	200,140	410	0.41	185,502	488	0.53
Savings accounts	82,886	81	0.20	67,528	101	0.30
Money market accounts	69,486	153	0.44	53,661	140	0.53
Certificates of deposit	296,759	2,577	1.75	315,179	3,405	2.18
Total interest-bearing deposits	649,271	3,221	1.00	621,870	4,134	1.34
Other borrowed funds	58,097	806	2.79	56,648	888	3.16
Total interest-bearing liabilities	707,368	4,027	1.14	678,518	5,022	1.49
Demand deposits	85,494			76,892
Other liabilities	9,940			7,083
Total non-interest-bearing liabilities	95,434			83,975
Stockholders' equity	78,941			69,438
Total liabilities & stockholders' equity	881,743			831,931
Net interest income		16,593			15,326
Net interest spread (5)			3.88%			3.76%
Net interest income as a percentage
of average interest-earning assets			4.04%			3.96%
Ratio of interest-earning assets
to interest-bearing liabilities			1.17			1.15

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
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

	Analysis of Average Balances and Interest Rates (1)
	Three Months Ended
	June 30, 2012			June 30, 2011
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	2,151	1	0.24	27,068	20	0.30
Total short-term investments	2,151	1	0.24	27,068	20	0.30
Investment securities:
Taxable	241,739	1,253	2.08	203,176	1,191	2.34
Tax-exempt (3)	92,864	1,395	6.00	88,055	1,352	6.14
Total investment securities	334,603	2,648	3.17	291,231	2,543	3.49
Loans:
Residential mortgage loans	194,215	3,086	6.39	186,843	3,183	6.83
Commercial & farm loans	236,130	3,678	6.26	222,659	3,583	6.45
Loans to state & political subdivisions	56,302	663	4.74	51,296	674	5.27
Other loans	10,374	216	8.37	10,748	228	8.51
Loans, net of discount (2)(3)(4)	497,021	7,643	6.18	471,546	7,668	6.52
Total interest-earning assets	833,775	10,292	4.96	789,845	10,231	5.20
Cash and due from banks	10,114			9,898
Bank premises and equipment	11,575			12,317
Other assets	30,659			28,521
Total non-interest earning assets	52,348			50,736
Total assets	886,123			840,581
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	202,737	208	0.41	189,369	250	0.53
Savings accounts	84,242	41	0.20	69,970	53	0.30
Money market accounts	70,757	74	0.42	54,326	69	0.51
Certificates of deposit	295,160	1,232	1.68	314,062	1,674	2.14
Total interest-bearing deposits	652,896	1,555	0.96	627,727	2,046	1.31
Other borrowed funds	57,632	393	2.74	56,097	443	3.17
Total interest-bearing liabilities	710,528	1,948	1.10	683,824	2,489	1.46
Demand deposits	86,373			79,348
Other liabilities	9,035			6,864
Total non-interest-bearing liabilities	95,408			86,212
Stockholders' equity	80,187			70,545
Total liabilities & stockholders' equity	886,123			840,581
Net interest income		8,344			7,742
Net interest spread (5)			3.86%			3.74%
Net interest income as a percentage
of average interest-earning assets			4.03%			3.93%
Ratio of interest-earning assets
to interest-bearing liabilities			1.17			1.16

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ending June 30, 2012 and 2011(in thousands):
	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2012	2011	2012	2011
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$ 2,174	$ 2,102	$ 4,346	$ 4,176
Tax equivalent adjustment	475	461	965	906
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$ 2,649	$ 2,563	$ 5,311	$ 5,082

Interest and fees on loans (non-tax adjusted)	$ 7,439	$ 7,463	$ 14,904	$ 14,858
Tax equivalent adjustment	204	205	405	408
Interest and fees on loans (tax equivalent basis)	$ 7,643	$ 7,668	$ 15,309	$ 15,266

Total interest income	$ 9,613	$ 9,565	$ 19,250	$ 19,034
Total interest expense	1,948	2,489	4,027	5,022
Net interest income	7,665	7,076	15,223	14,012
Total tax equivalent adjustment	679	666	1,370	1,314
Net interest income (tax equivalent basis)	$ 8,344	$ 7,742	$ 16,593	$ 15,326

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended June 30, 2012 vs. 2011 (1)			Six months ended June 30, 2012 vs. 2011 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ (14)	$ (5)	$ (19)	$ (56)	$ 20	$ (36)
Investment securities:
Taxable	210	(148)	62	280	(191)	89
Tax-exempt	73	(30)	43	237	(61)	176
Total investments	283	(178)	105	517	(252)	265
Loans:
Residential mortgage loans	113	(210)	(97)	244	(434)	(190)
Commercial & farm loans	202	(107)	95	371	(122)	249
Loans to state & political subdivisions	61	(72)	(11)	31	(23)	8
Other loans	(8)	(4)	(12)	(20)	(4)	(24)
Total loans, net of discount	368	(393)	(25)	626	(583)	43
Total Interest Income	637	(576)	61	1,087	(815)	272
Interest Expense:
Interest-bearing deposits:
NOW accounts	16	(58)	(42)	44	(122)	(78)
Savings accounts	9	(21)	(12)	38	(58)	(20)
Money Market accounts	18	(13)	5	28	(15)	13
Certificates of deposit	(114)	(328)	(442)	(181)	(647)	(828)
Total interest-bearing deposits	(71)	(420)	(491)	(71)	(842)	(913)
Other borrowed funds	11	(61)	(50)	26	(108)	(82)
Total interest expense	(60)	(481)	(541)	(45)	(950)	(995)
Net interest income	$ 697	$ (95)	$ 602	$ 1,132	$ 135	$ 1,267

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $15.3 million for the 2011 six month period to $16.6 million in the 2012 six month period, an increase of $1.3 million. The tax equivalent net interest margin increased from 3.96% for the first six months of 2011 to 4.04% in 2012.

Total tax equivalent interest income for the 2012 six month period increased $272,000 as compared to the 2011 six month period. This increase was primarily a result of a increase of $1,087,000 due to an increase in average balance of interest earning assets of $45.4 million for the comparable periods. The increase was offset by a decrease of $815,0000 due to change in rate, as the yield on interest earning assets decreased from 5.25% to 5.02% or 23 basis points for the comparable periods.

Tax equivalent investment income for the six months ended June 30, 2012 increased $265,000 over the same period last year.  The average balance of total investment securities for the six months ended June 30, 2012 increased by $50.3 million from June 30, 2011, as a result of investing excess cash from increased deposit levels, and leveraging of overnight borrowings to purchase additional securities at higher interest rates than the overnight borrowings rate.

•
The average balance of taxable securities increased by $42.3 million while tax-exempt securities increased by $8.0 million, which had the effect of increasing interest income by $280,000 and $237,000, respectively, due to volume.

•
This increase was offset by a decrease in the yield on investment securities of 38 basis points from 3.59% to 3.21%, which corresponds to a decrease in interest income of $252,000. The majority of this decrease is attributable to the change in yield on taxable securities, which experienced a decrease of 36 basis points from 2.45% to 2.09%. The yield on investments declined due to the amount of purchases we made in the current low interest rate environment as a result of our increased deposit levels and limited loan growth opportunities. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

The purchase of tax-exempt securities, along with municipal loans and investment tax credits, allows us to manage our effective tax rate as well as the overall yield on our interest earning assets.

Total loan interest income increased $43,000 for the six months ended June 30, 2012 compared to the same period last year.

•
The average balance of commercial and agricultural loans increased $11.3 million from a year ago as we grow this segment of the loan portfolio utilizing disciplined underwriting standards, while meeting the needs of our customers. This had a positive impact of $371,000 on total interest income due to volume, which was offset by a decrease of $122,000 due to rate.

•
Interest income on residential mortgage loans decreased $190,000 of which $434,000 was due to rate, partially offset by an increase of $244,000 as a result of volume. The average balance increased $6.1 million due to the Company’s 2011 fourth quarter decision to not sell certain conforming rate loans that historically it has sold for interest rate risk management purposes, due to decline in the volume of non-conforming residential real estate loans and the interest rate environment for investments at that time.

Total interest expense decreased $995,000 for the six months ended June 30, 2012 compared with last year.  This decrease is primarily due to a change in rate, accounting for a $950,000 decrease in our interest expense.  The average interest rate on interest-bearing liabilities decreased 35 basis points, from 1.49% to 1.14%. The continued low interest rate environment prompted by the Federal Reserve and current economic conditions had the effect of decreasing our short-term borrowing costs as well as rates on all deposit products. While the Company’s rates on deposit products are below historical averages they are competitive with rates paid by other institutions in the marketplace. (see also “Financial Condition – Deposits”).

•
Interest expense on certificates of deposits decreased $828,000 over the same period last year. There was a decrease in the average rate on certificates of deposit from 2.18% to 1.75% resulting in a decrease in interest expense of $647,000. Additionally, the average balance of certificates of deposit decreased $18.4 million causing a decrease in interest expense of $181,000.

Tax equivalent net interest income for the three months ended June 30, 2012 was $8,344,000 which compares to $7,742,000 for the same period last year.  This represents an increase of $602,000 or 7.8%.

Total tax equivalent interest income was $10,292,000 for the 2012 three month period ended June 30, 2012, compared with $10,231,000 for the comparable period last year, an increase of $61,000:

•
Of this amount, $576,000 was a result of a decrease of 24 basis points on our yield on interest earning assets from 5.20% to 4.96%. This decrease was offset by an increase of $637,000, which was due to an increase in volume as a result of a $43.9 million increase in interest earning assets.

•
Total investment income increased by $105,000 compared to same period last year.  This was predominantly due to a $43.4 million increase in the average balance of investment securities, which resulted in additional income of $283,000, offset by a 32 point decrease in rate on investments from 3.49% to 3.17%, which equates to $178,000.

•
Total loan interest income decreased $25,000 compared to last year. This was predominantly due to a decrease in rate of 34 points from 6.52% to 6.18% offset by a change in volume as a result of a $25.5 million increase in average loans outstanding.

Total interest expense decreased $541,000 for the three months ended June 30, 2012 compared with last year as a result of a decrease in the average rate on interest-bearing liabilities of 36 basis points from 1.46% to 1.10% accounting for a $481,000 decrease in interest expense. Additionally, due to a $18.9 million decrease in the average balance of certificates of deposit, there was a $60,000 decrease in interest expense.

Provision for Loan Losses

For the six month period ending June 30, 2012, we recorded a provision for loan losses of $210,000, which represents a decrease of $165,000 from the $375,000 provision recorded in the corresponding six months of last year. The provision was lower in 2012 than 2011 due to the improvement in non-performing assets that has occurred since June 30, 2011. (see “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

For the three months ending June 30, 2012, we recorded a provision of $105,000 compared to $150,000 in 2011.

Non-interest Income

The following table shows the breakdown of non-interest income for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Six months ended June 30,		Change
	2012	2011	Amount	%
Service charges	$ 2,207	$ 2,073	$ 134	6.5
Trust	324	303	21	6.9
Brokerage and insurance	225	218	7	3.2
Gains on loans sold	185	75	110	146.7
Investment securities gains, net	321	234	87	37.2
Earnings on bank owned life insurance	250	245	5	2.0
Other	261	269	(8)	(3.0)
Total	$ 3,773	$ 3,417	$ 356	10.4

	Three months ended June 30,		Change
	2012	2011	Amount	%
Service charges	$ 1,129	$ 1,128	$ 1	0.1
Trust	151	146	5	3.4
Brokerage and insurance	75	123	(48)	(39.0)
Gains on loans sold	131	34	97	285.3
Investment securities gains, net	213	114	99	86.8
Earnings on bank owned life insurance	126	124	2	1.6
Other	116	129	(13)	(10.1)
Total	$ 1,941	$ 1,798	$ 143	8.0

Non-interest income for the six months ended June 30, 2012 totaled $3,876,000, an increase of $459,000 when compared to the same period in 2011. During the first six months of 2012, investment security gains amounted to $321,000 compared to gains of $234,000 last year. We sold four agency securities for gains totaling $50,000, U.S. treasuries for a gain of $95,000, four mortgage backed securities in government sponsored entities for gains totaling $118,000, and a portion of a financial institution equity holding for a gain of $58,000 due to favorable market conditions. In 2011, we sold two municipal bonds at a gain of $1,000, eleven mortgage backed securities in government sponsored entities for gains totaling $171,000 and a portion of a financial institution equity holding for a gain of $48,000.

For the first six months of 2012, account service charges totaled $2,207,000, an increase of $134,000 or 6.5%, when compared to the same period in 2011. There was an increase of $70,000 attributable to customers’ usage of their debit cards which continues to become a larger percentage of service charge income as the Company is encouraging its customers to use their debit cards for making purchases by providing a deposit product that rewards customers for their usage. ATM income increased $39,000 as a result of an increase in the Bank’s fees and increased activity associated with non-customers use of the Bank’s ATMs. Part of the increased usage by non-customers is associated with an influx of workers working for companies’ associated with the exploration of the Marcellus Shale, who have not established permanent residency in the Company’s primary market. Finally, there was a $18,000 increase attributable to fees charged to customers for non-sufficient funds. Management continues to monitor regulatory changes associated with the Dodd-Frank Act to determine the level of impact that these regulations will have on the fees that the Company realizes.

Gains on loans sold increased $110,000, or 146.7% for the six months ended June 30, 2012 to $185,000. The increase is due to the significant refinancing activity of secondary market loans, as a result of the historically low interest rate environment.

For the three month period ended June 30, 2012, the increases experienced in gains on loans sold and investment securities gains are consistent with the year to date increases described above. The decrease in brokerage revenue in the second quarter is attributable to significant volatility in the stock market.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Six months ended
	June 30,		Change
	2012	2011	Amount	%
Salaries and employee benefits	$ 5,421	$ 5,033	$ 388	7.7
Occupancy	624	719	(95)	(13.2)
Furniture and equipment	202	223	(21)	(9.4)
Professional fees	492	329	163	49.5
FDIC insurance	238	500	(262)	(52.4)
Pennsylvania shares tax	326	293	33	11.3
ORE expenses (income)	(3)	216	(219)	(101.4)
Other	2,121	2,177	(56)	(2.6)
Total	$ 9,421	$ 9,490	$ (69)	(0.7)

	Three months ended
	June 30,		Change
	2012	2011	Amount	%
Salaries and employee benefits	$ 2,668	$ 2,518	$ 150	6.0
Occupancy	314	329	(15)	(4.6)
Furniture and equipment	96	106	(10)	(9.4)
Professional fees	224	172	52	30.2
FDIC insurance	115	250	(135)	(54.0)
Pennsylvania shares tax	160	146	14	9.6
ORE expenses (income)	(76)	60	(136)	(226.7)
Other	1,076	1,129	(53)	(4.7)
Total	$ 4,577	$ 4,710	$ (133)	(2.8)

Non-interest expenses increased $34,000 for the six months ended June 30, 2012 compared to the same period in 2011. Salaries and employee benefits increased $388,000 or 7.7%. Merit increases effective the beginning of 2012 and a slight increase in full time equivalent employees as part of implementing the Bank’s strategic plan accounted for an increase of approximately $223,000. Other increases included an increase of $24,000 for expenses related to providing employee’s insurance and a $108,000 increase related to profit sharing expense.

Occupancy expenses decreased as a result of milder winter weather conditions in 2012. ORE expenses decreased as a result of selling certain properties late in 2011 and in 2012. FDIC insurance decreased $262,000 in 2012 primarily due to changes in the FDIC assessment base and the assessment formula implemented in the second quarter of 2011. Professional fees increased by $163,000 primarily due to the Bank’s charter conversion from a nationally chartered bank to a state chartered bank that was completed in the second quarter. ORE expenses decreased by $136,000 for the six months of 2012 versus 2011 as a result of selling several properties in 2012 for gains of $103,000 compared to sales in 2011 at a loss of $43,000.

For the three months ended, June 30, 2012, salaries and employee benefits increased by $150,000 due to the reasons described above, which include merit increases, increased headcount and profit sharing expenses. For the reason mentioned above, FDIC insurance decreased $135,000. ORE expenses decreased by $136,000 as a result of having fewer properties to maintain and as a result of selling properties for a gain of $92,000 for the 2012 period versus a loss $8,000 for the comparable 2011 period.

Provision for Income Taxes

The provision for income taxes was $2,163,000 for the six month period ended June 30, 2012 compared to $1,587,000 for the same period in 2011.  The increase is primarily attributable to an increase in income before provision for income taxes of $1,801,000. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 23.1% and 21.0% for the first six months of 2012 and 2011, respectively, compared to the statutory rate of 34%.

For the three-months ended June 30, 2012, the provision for income taxes was $1,171,000 compared to $867,000 for the same period in 2011. The increase is primarily attributable to an increase in income before provision for income taxes of $910,000. Our effective tax rate was 23.8% and 21.6% for the three months ended June 30, 2012 and 2011, respectively, compared to the statutory rate of 34%.

We have invested in four limited partnership agreements that established low-income housing projects in our market areas. We anticipate recognizing an aggregate of $1.7 million of tax credits over the next eleven years, with an additional $29,000 to be recognized during 2012.

Financial Condition

Total assets were $881.4 million at June 30, 2012, an increase of $2.8 million, or 0.3% from $878.6 million at December 31, 2011.  Investment securities increased 1.4% to $323.1 million and net loans increased 2.0% to $490.5 million at June 30, 2012.  Total deposits increased $4.8 million or 0.7% to $738.8 million since year-end 2011. Borrowed funds have decreased $6.8 million to $47.1 million compared with $53.9 million at year-end.

Cash and Cash Equivalents

Cash and cash equivalents totaled $17.8 million at June 30, 2012 compared to $30.4 million at December 31, 2011, a decrease of $12.6 million. The decrease in cash is due to the Company’s decision as discussed in more detail below to purchase additional investments in the first quarter of 2012 and loan growth. Management actively measures and evaluates its liquidity through our Asset – Liability committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the composition of the investment portfolio as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30, 2012		December 31, 2011
	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$ 146,364	45.3	$ 168,600	52.9
Obligations of state & political
subdivisions	98,147	30.4	101,547	31.9
Corporate obligations	11,046	3.4	8,460	2.7
Mortgage-backed securities in
government sponsored entities	66,194	20.5	38,974	12.2
Equity securities in financial
institutions	1,380	0.4	1,242	0.3
Total	$ 323,131	100.0	$ 318,823	100.0

	June 30, 2012/
	December 31, 2011
	Change
	Amount	%
Available-for-sale:
U. S. Agency securities	$ (22,236)	(13.2)
Obligations of state & political
subdivisions	(3,400)	(3.3)
Corporate obligations	2,586	30.6
Mortgage-backed securities in
government sponsored entities	27,220	69.8
Equity securities in financial
institutions	138	11.1
Total	$ 4,308	1.4

Our investment portfolio increased by $4.3 million or 1.4% from December 31, 2011 to June 30, 2012.  During 2012, we purchased approximately $44.4 million of U.S. agency obligations, $3.9 million of U.S. Treasury notes, $35.4 million of mortgage backed securities in government sponsored entities, $4.3 million of state and local obligations and $2.6 million of corporate obligations, which helped offset the $6.6 million of principal repayments and $62.5 million of calls and maturities that occurred during the six month period. We also sold $16.7 million of various securities at a gain of $321,000. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the six month period ending June 30, 2012 yielded 3.21% compared to 3.59% for the same period in 2011 on a tax equivalent basis.

Due to the Federal Reserve announcement that rates would likely remain extremely low through late 2014, the Company’s investment strategy changed slightly in the first half of 2012. The previous strategy employed by the Company had resulted in a relatively short duration in the investment portfolio. As a result of the Federal Reserve’s commitment to a low rate policy, the Company implemented a strategy to increase portfolio duration through the purchase of certain mortgage backed securities and longer term agencies to provide additional interest income. This strategy maintained a defensive posture to future rising rates by selecting securities that had limited extension risk.  By increasing duration with defensive securities the Bank was able to increase interest income with minimal additional interest rate risk. In addition, due to the expected cash flows in the final three quarters of 2012, and the Federal Reserve’s commitment to low rates, in the 2012 first quarter the Company purchased certain investment securities utilizing overnight borrowings, which were repaid in the second quarter as other investment securities matured or were called. We believe this strategy while having a positive impact on 2012 earnings; it will also enable us to reinvest cash flows in the next two to five years with anticipated improved investment opportunities.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the securities portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

Loans

The following table shows the composition of the loan portfolio as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30,		December 31,
	2012		2011
	Amount	%	Amount	%
Real estate:
Residential	$ 181,409	36.5	$ 184,034	37.7
Commercial	170,878	34.4	165,826	34.0
Agricultural	18,827	3.8	19,224	3.9
Construction	10,328	2.1	8,481	1.7
Consumer	11,160	2.2	10,746	2.2
Commercial and other loans	47,067	9.5	44,299	9.1
State & political subdivision loans	57,463	11.5	54,899	11.4
Total loans	497,132	100.0	487,509	100.0
Less allowance for loan losses	6,650		6,487
Net loans	$ 490,482		$ 481,022

	June 30, 2012/
	December 31, 2011
	Change
	Amount	%
Real estate:
Residential	$ (2,625)	(1.4)
Commercial	5,052	3.0
Agricultural	(397)	(2.1)
Construction	1,847	21.8
Consumer	414	3.9
Commercial and other loans	2,768	6.2
State & political subdivision loans	2,564	4.7
Total loans	$ 9,623	2.0

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

Total loans increased approximately $9.6 million or 2.0% during the first six months of 2012. Commercial real estate, construction, consumer, commercial and other loans and state and political subdivision loans have increased $5.1 million, $1.8 million, $414,000,  $2.8 million and $2.6 million, respectively.  Residential and agricultural real estate decreased $2.6 million and $397,000, respectively.

While activity related to the Marcellus Shale natural gas exploration has slowed in the first six months of 2012, we continue to recognize the opportunities created by this activity, but pursue these opportunities prudently and cautiously. The growth in commercial real estate lending and other commercial loans reflects the Company’s focus on commercial lending as a means to increase loan growth and obtain deposits from farmers and small businesses throughout our market area. The increase in state and political subdivision loans is the result of several relationships in Bradford County. We work closely with local municipalities and school districts to meet their needs that otherwise would be provided by the municipal bond market.  Commercial real estate and other commercial loan demand is subject to significant competitive pressures, the local economy which is currently being impacted significantly by the Marcellus Shale gas exploration area, the yield curve and the strength of the overall regional and national economy.

During the first six months of 2012, we continued to experience lower demand for non-conforming residential real estate. Factors impacting this decline include demand for conforming rate loans and recessionary pressures outside of the local Marcellus Shale gas region. Loan demand for conforming mortgages, which the Company generally sells on the secondary market, has increased as qualified customers continue to take advantage of the low interest rate environment. Through the first six months of 2012, we have sold $14.2 million of loans in the secondary market compared to $5.3 million through the same period last year. The Company recognizes fee income for servicing these sold loans, which is included in non-interest income in the Consolidated Statement of Income.  Management continues to look for ways to ensure that our customers chose the Company for their mortgage needs. This includes partnering with a third party to provide access to government supported loan programs sponsored by the Federal Housing Administration and the U.S. Department of Veteran Affairs and to implement technologies, which make it easier and more efficient for customers to obtain a mortgage.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the six months ended June 30, 2012 and for the years ended December 31, 2011, 2010, 2009 and 2008 (dollars in thousands):

	June 30	December 31,
	2012	2011	2010	2009	2008
Balance
at beginning of period	$ 6,487	$ 5,915	$ 4,888	$ 4,378	$ 4,197
Charge-offs:
Real estate:
Residential	49	101	147	76	31
Commercial	2	29	53	236	36
Agricultural	-	-	-	1	20
Consumer	24	71	35	80	44
Commercial and other loans	-	6	173	153	115
Total loans charged-off	75	207	408	546	246
Recoveries:
Real estate:
Residential	-	-	4	1	6
Commercial	6	15	11	1	-
Agricultural	-	-	-	-	20
Consumer	16	57	45	52	19
Commercial and other loans	6	32	120	77	52
Total loans recovered	28	104	180	131	97

Net loans charged-off	47	103	228	415	149
Provision charged to expense	210	675	1,255	925	330
Balance at end of period	$ 6,650	$ 6,487	$ 5,915	$ 4,888	$ 4,378

Loans outstanding at end of period	$ 497,132	$ 487,509	$ 473,517	$ 456,384	$ 432,814
Average loans outstanding, net	$ 493,642	$ 474,972	$ 468,620	$ 442,921	$ 423,382
Non-performing assets:
Non-accruing loans	$ 8,403	$ 9,165	$ 11,853	$ 5,871	$ 2,202
Accrual loans - 90 days or more past due	258	275	692	884	383
Total non-performing loans	$ 8,661	$ 9,440	$ 12,545	$ 6,755	$ 2,585
Foreclosed assets held for sale	742	860	693	302	591
Total non-performing assets	$ 9,403	$ 10,300	$ 13,238	$ 7,057	$ 3,176

Annualized net charge-offs to average loans	0.02%	0.02%	0.05%	0.09%	0.04%
Allowance to total loans	1.34%	1.33%	1.25%	1.07%	1.01%
Allowance to total non-performing loans	76.78%	68.72%	47.15%	72.36%	169.36%
Non-performing loans as a percent of loans
net of unearned income	1.74%	1.94%	2.65%	1.48%	0.60%
Non-performing assets as a percent of loans
net of unearned income	1.89%	2.11%	2.80%	1.55%	0.73%

The Company utilizes a disciplined and thorough loan review process based upon our internal loan policy approved by the Company’s Board of Directors.  The purpose of the review is to assess loan quality, analyze delinquencies, identify problem loans, evaluate potential charge-offs and recoveries, and assess general overall economic conditions in the markets served.  An external independent loan review is performed on our commercial portfolio semi-annually. The external consultant is engaged to 1) review a minimum of 60% of the dollar volume of the commercial loan portfolio (commercial and agricultural real estate, commercial and other loans and state and political subdivision loans) on an annual basis, 2) review a sample of new commercial/agricultural loans originated in the last year, 3) review all relationships in aggregate over $500,000, 4) review all aggregate loan relationships over $100,000 which are over 90 days past due or classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate. As part of this review, our underwriting process and loan grading system is evaluated.

Management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate as of June 30, 2012.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, continued high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The balance in the allowance for loan losses was $6,650,000 or 1.34% of total loans as of June 30, 2012 as compared to $6,487,000 or 1.33% of loans as of December 31, 2011.  The $163,000 increase is a result of a $210,000 provision for the first six months less net charge-offs of $47,000.  Gross charge-offs for the first six months of 2012 were $75,000. Gross charge-offs for all of 2011 were $207,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of June 30, 2012 and December 31, 2011, 2010, 2009 and 2008:

	June 30		December 31
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$ 786	36.5	$ 805	37.7	$ 969	39.1	$ 801	42.7	$ 694	46.0
Commercial, agricultural	4,405	38.2	4,132	37.9	3,380	36.2	2,864	33.6	2,303	28.8
Construction	19	2.1	15	1.7	22	2.1	20	1.2	5	2.6
Consumer	108	2.2	111	2.2	108	2.4	131	2.6	449	2.7
Commercial and other loans	685	9.5	674	9.1	983	10.0	918	9.7	807	8.8
State & political subdivision loans	246	11.5	235	11.4	137	10.2	93	10.2	19	11.1
Unallocated	401	N/A	515	N/A	316	N/A	61	N/A	101	N/A
Total allowance for loan losses	$ 6,650	100.0	$ 6,487	100.0	$ 5,915	100.0	$ 4,888	100.0	$ 4,378	100.0

As a result of previous loss experiences and other the risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate total 38.2% of the loan portfolio, 66.2% of the allowance is assigned to this segment of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions.

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2011 to June 30, 2012 in non-performing loans(dollars in thousands). Non-performing loans include those loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	June 30, 2012				December 31, 2011
		Non-Performing Loans				Non-Performing Loans
	30 - 90 Days Past Due	90 Days Past Due Accruing	Non- accrual	Total Non-Performing	30 - 90 Days Past Due	90 Days Past Due Accruing	Non- accrual	Total Non-Performing
Real estate:
Residential	$ 621	$ 78	$ 651	$ 729	$ 859	$ 99	$ 554	$ 653
Commercial	821	180	7,295	7,475	731	176	8,094	8,270
Agricultural	-	-	-	-	143	-	-	-
Construction	-	-	-	-	-	-	-	-
Consumer	46	-	-	-	93	-	-	-
Commercial and other loans	100	-	457	457	8	-	517	517
Total nonperforming loans	$ 1,588	$ 258	$ 8,403	$ 8,661	$ 1,834	$ 275	$ 9,165	$ 9,440

	Change in Non-Performing Loans
	June 30, 2012/ December 31, 2011
	Amount	%
Real estate:
Residential	$ 76	11.6
Commercial	(795)	(9.6)
Agricultural	-	N/A
Construction	-	N/A
Consumer	-	N/A
Commercial and other loans	(60)	(11.6)
Total nonperforming loans	$ (779)	(8.3)

For the six month period ending June 30, 2012, we recorded a provision for loan losses of $210,000, which compares to $375,000 for the same time period in 2011.  The decrease is attributable to the decrease in non-performing loans in comparison to year end. Non-performing loans decreased $779,000 or 8.3%, from December 31, 2011 to June 30, 2012. Approximately 83.6% of the Bank’s non-performing loans are associated with the following three customer relationships:

•
A commercial customer with a total loan relationship of $5.1 million secured by 165 residential properties and one commercial building is considered non-accrual as of June 30, 2012. In the first quarter of 2011, the Company and borrower entered into a forbearance agreement to restructure the debt. The loan remained current throughout 2011 and 2012. Management continues to monitor the financial condition of this borrower and has received the 2011 financial statements and tax returns, which continue to show weakness. As a result of the loan being considered non-accrual and payments being made on the loans through June 30, 2012, there is no specific reserve allocation as of June 30, 2012.

•
A commercial customer with a relationship of approximately $969,000 is considered non-accrual as of June 30, 2012. $669,000 of the relationship is subject to USDA guarantees. The current economic conditions related to the timber industry have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and guarantees and determined that a specific reserve allocation of $116,000 was required as of June 30, 2012 based on the appraised value of collateral.

•
A commercial customer with a relationship of approximately $966,000 is considered non-accrual as of June 30, 2012. The current recessionary economic conditions have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and determined that a specific reserve allocation of $252,000 was required as of June 30, 2012 based on the appraised value of collateral. The customer has indicated a willingness to provide additional collateral in order to borrow additional funds to complete the project associated with this loan, which management is currently evaluating.

Management of the Bank believes that the allowance for loan losses is adequate, which is based on the following factors:

•	While non-performing loans are still higher than the Company’s historical levels, 58.8% of this balance is associated with one customer, whose debt is current through July 31, 2012.

•	Net and gross charge-offs continue to be low in relation to the size of the Bank’s loan portfolio and compared to our peer group.

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

Bank Owned Life Insurance

The Company purchased bank owned life insurance to offset future employee benefit costs.  As of June 30, 2012, the cash surrender value of this life insurance is $13,919,000, which has resulted in income recognized in the first six months ended June 30, 2012 of $250,000 compared to $245,000 for the same period in 2011. The use of life insurance policies provides the Bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the individuals) provides partial recovery of cash outflows associated with the benefits.

Premises and Equipment

Premises and equipment decreased approximately $187,000 from $11.7 million at December 31, 2011 to $11.5 million at June 30, 2012. This occurred primarily as a result of depreciation for 2012 of $304,000 offset by purchases totaling approximately $117,000.

Deposits

The following table shows the composition of deposits as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30		December 31,
	2012		2011
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 86,218	11.7	$ 85,605	11.6
NOW accounts	204,703	27.7	200,897	27.4
Savings deposits	84,470	11.4	79,659	10.8
Money market deposit accounts	70,916	9.6	67,223	9.2
Certificates of deposit	292,460	39.6	300,609	41.0
Total	$ 738,767	100.0	$ 733,993	100.0

	June 30, 2012/
	December 31, 2011
	Change
	Amount	%
Non-interest-bearing deposits	$ 613	0.7
NOW accounts	3,806	1.9
Savings deposits	4,811	6.0
Money market deposit accounts	3,693	5.5
Certificates of deposit	(8,149)	(2.7)
Total	$ 4,774	0.7

Deposits increased $4.8 million or 0.7%, since December 31, 2011. The increase in deposits is due to several reasons. Our market continues to be positivel impacted by the Marcellus Shale gas exploration activities and we have developed products specifically targeting customers that have benefited from this activity.  Furthermore, our customers appear to be reluctant to invest in other financial markets again due to concerns over the United States’ credit rating (which was downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators which have contributed to increased volatility in the capital markets and diminished expectations for the economy. Additionally, the current interest rate environment limits the options in which our customers can invest while maintaining a similar risk profile to depositing funds with the Company. We believe that our historical financial performance, reputation as a strong, local community bank, acquisitions of local competitors from institutions outside of our general market area and our focus on developing relationships with the local municipalities has positioned the Company as a leading financial institution within our service area with the ability to meet our customers’ needs and expectations.

As of June 30, 2012, non-interest-bearing deposits, NOW accounts, savings accounts and money market deposit accounts, have all increased by $613,000, $3.8 million, $4.8 million, and $3.7 million, respectively, from December 31, 2011. Certificates of deposit have decreased $8.1 million since December 31, 2011, due to the low rate environment for certificates of deposits and the transfer of customer funds to more liquid interest bearing accounts. The Bank currently does not have any outstanding brokered certificates of deposit.

Borrowed Funds

Borrowed funds decreased $6.8 million during the first six months of 2012. The majority of this decrease is the result of $4.0 million of FHLB advances maturing during the first six months. The Bank’s current strategy for borrowings is to consider replacing any maturities with five to ten year borrowings due to the current interest rate environment, while considering loan and investment opportunities. Loan maturities in the second quarter of 2012 were not replaced due to excess cash on hand and limited investment and loan opportunities. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

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

In December, 2008, the Company entered into an interest rate swap agreement to convert the above mentioned floating-rate debt to fixed rate debt on a notional amount of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreement was entered into on December 17, 2008 and expires December 17, 2013.  The fair value of the interest rate swap at June 30, 2012 was a liability of $283,000 and is included within other liabilities on the Consolidated Balance Sheet.

Stockholder’s Equity

We evaluate stockholders’ equity in relation to total assets and the risks associated with those assets.  The greater the capital resource, the more likely a corporation will meet its cash obligations and absorb unforeseen losses.  For these reasons, capital adequacy has been, and will continue to be, of paramount importance.

Total stockholders’ equity was $86.5 million at June 30, 2012 compared to $81.5 million at December 31, 2011, an increase of $5.0 million or 6.2%.  Excluding accumulated other comprehensive income, stockholder’s equity increased $5.0 million, or 6.6%.  In the first six months of 2012, the Company had net income of $7.2 million and paid dividends of $1.7 million, representing a dividend payout ratio of 24.0%.  The Company purchased 13,581 shares of treasury stock at a weighted average cost of $36.47 per share and 3,808 shares awarded as part of the restricted stock plan at a weighted average cost of $37.10.

All of the Company’s investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments.  Accumulated other comprehensive income increased $41,000 from December 31, 2011 as a result of market value fluctuations.

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

	June 30		December 31,
	2012		2011
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$ 87,384	16.98%	$ 82,050	16.23%
For capital adequacy purposes	41,164	8.00%	40,432	8.00%
To be well capitalized	51,455	10.00%	50,540	10.00%

Tier I capital (to risk-weighted assets)
Company	$ 80,736	15.69%	$ 75,541	14.94%
For capital adequacy purposes	20,582	4.00%	20,216	4.00%
To be well capitalized	30,873	6.00%	30,324	6.00%

Tier I capital (to average assets)
Company	$ 80,736	9.20%	$ 75,541	8.83%
For capital adequacy purposes	35,114	4.00%	34,223	4.00%
To be well capitalized	43,892	5.00%	42,779	5.00%

The Bank’s computed risk-based capital ratios are as follows (dollars in thousands):

	June 30		December 31,
	2012		2011
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$ 82,837	16.14%	$ 77,051	15.29%
For capital adequacy purposes	41,048	8.00%	40,326	8.00%
To be well capitalized	51,310	10.00%	50,408	10.00%

Tier I capital (to risk-weighted assets)
Bank	$ 76,387	14.89%	$ 70,729	14.03%
For capital adequacy purposes	20,524	4.00%	20,163	4.00%
To be well capitalized	30,786	6.00%	30,245	6.00%

Tier I capital (to average assets)
Bank	$ 76,387	8.72%	$ 70,729	8.28%
For capital adequacy purposes	35,059	4.00%	34,166	4.00%
To be well capitalized	43,823	5.00%	42,708	5.00%

Off Balance Sheet Activities
Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2012 (in thousands):

Commitments to extend credit	$92,406
Standby letters of credit	2,996
$95,402

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for personal. Effective in the third quarter of 2010, overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at June 30, 2012 was $12,534,000.  The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other significant uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures, including those for potential future branches during the first six months of 2012 were $117,000, compared to $610,000 during the same time period in 2011.  The acquisition of land in Lock Haven for possible future expansion accounted for most of the expenditure in 2011.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short-term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $239.0 million, of which $31.0 million was outstanding at June 30, 2012. Additionally, we have a Federal funds line totaling $10.0 million from a third party bank at market rates.  This line is not drawn upon. We also have borrower in custody line with the Federal Reserve Bank of approximately $14.1 million, which also is not drawn upon as of June 30, 2012.

Citizens Financial is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the  Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At June 30, 2012, Citizens Financial had liquid assets of $3.2 million.

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

(b) Changes to Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. At June 30, 2012 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1) (2)

4/1/12 to 4/30/12	-	$0.00	-	150,385
5/1/12 to 5/31/12	11,351	$36.53	11,351	139,034
6/1/12 to 6/30/12	-	$0.00	-	139,034
Total	11,351	$36.53	11,351	139,034

(1)
On January 7, 2006, the Company announced that the Board of Directors authorized the Company to repurchase up to 140,000 shares.  This repurchase program was completed on May 10, 2012 at a total cost of $3.7 million, or $26.19 per share.

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

Item 4 – Mine Safety Disclosure

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

10.1	*Amended and Restated Executive Employment Agreement between Citizens Financial Services, Inc., First Citizens Community Bank and Randall E. Black

10.2	*Form of Award Agreements for Citizens Financial Services, Inc. 2006 Restricted Stock Plan

10.3	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Terry B. Osborne

10.4	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Mickey L. Jones

10.5	*First Citizens Community Bank Annual Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101 **
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Cash Flows (unaudited) and (v) related notes (unaudited).

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

* Management contract or compensatory plan, contract or arrangement

** Furnished, not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Citizens Financial Services, Inc.

August 9, 2012	By:	/s/ Randall E. Black
Randall E. Black
President and Chief Executive Officer (Principal Executive Officer)

August 9, 2012	By:	/s/ Mickey L. Jones
Mickey L. Jones
Chief Financial Officer (Principal Accounting Officer)