Form 10-Q
period 2012-11-08
CITIZENS FINANCIAL SERVICES INC
filed 2012-11-08
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
Or

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

The number of outstanding shares of the Registrant’s Common Stock, as of November 1, 2012, was 2,914,190.

Citizens Financial Services, Inc.
Form 10-Q

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30	December 31
(in thousands except share data)	2012	2011
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 10,086	$ 9,960
Interest-bearing	624	20,472
Total cash and cash equivalents	10,710	30,432

Available-for-sale securities	322,039	318,823

Loans (net of allowance for loan losses:
2012, $6,734 and 2011, $6,487)	492,492	481,022

Premises and equipment	11,419	11,702
Accrued interest receivable	3,961	3,621
Goodwill	10,256	10,256
Bank owned life insurance	14,047	13,669
Other assets	11,293	9,042

TOTAL ASSETS	$ 876,217	$ 878,567

LIABILITIES:
Deposits:
Noninterest-bearing	$ 84,767	$ 85,605
Interest-bearing	644,440	648,388
Total deposits	729,207	733,993
Borrowed funds	47,956	53,882
Accrued interest payable	1,213	1,512
Other liabilities	7,865	7,712
TOTAL LIABILITIES	786,241	797,099
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares September 30, 2012 and December 31, 2011;
none issued in 2012 or 2011	-	-
Common stock
Authorized 15,000,000 shares 2012 and 2011; issued 3,161,324 shares at September 30, 2012 and
3,132,866 at December 31, 2011	3,161	3,133
Additional paid-in capital	16,474	15,313
Retained earnings	70,255	63,337
Accumulated other comprehensive income	5,990	4,949
Treasury Stock, at cost, 247,134 shares at September 30, 2012, 230,203 shares
at December 31, 2011	(5,904)	(5,264)
TOTAL STOCKHOLDERS' EQUITY	89,976	81,468
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 876,217	$ 878,567

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands, except per share data)	2012	2011	2012	2011
INTEREST INCOME:
Interest and fees on loans	$ 7,448	$ 7,555	$ 22,352	$ 22,413
Interest-bearing deposits with banks	5	22	11	64
Investment securities:
Taxable	1,085	1,095	3,519	3,443
Nontaxable	919	931	2,793	2,688
Dividends	17	10	49	39
TOTAL INTEREST INCOME	9,474	9,613	28,724	28,647
INTEREST EXPENSE:
Deposits	1,486	1,969	4,707	6,103
Borrowed funds	373	437	1,179	1,325
TOTAL INTEREST EXPENSE	1,859	2,406	5,886	7,428
NET INTEREST INCOME	7,615	7,207	22,838	21,219
Provision for loan losses	105	150	315	525
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,510	7,057	22,523	20,694
NON-INTEREST INCOME:
Service charges	1,139	1,185	3,346	3,258
Trust	148	163	472	466
Brokerage and insurance	80	79	305	297
Gains on loans sold	102	36	287	111
Investment securities gains, net	240	117	561	351
Earnings on bank owned life insurance	128	126	378	371
Other	109	122	342	323
TOTAL NON-INTEREST INCOME	1,946	1,828	5,691	5,177
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,705	2,527	8,126	7,560
Occupancy	304	295	928	1,014
Furniture and equipment	113	115	315	338
Professional fees	209	197	701	526
FDIC insurance	115	47	353	547
Pennsylvania shares tax	115	146	441	439
Other	1,398	1,171	3,488	3,496
TOTAL NON-INTEREST EXPENSES	4,959	4,498	14,352	13,920
Income before provision for income taxes	4,497	4,387	13,862	11,951
Provision for income taxes	1,033	1,009	3,196	2,596
NET INCOME	$ 3,464	$ 3,378	$ 10,666	$ 9,355

PER COMMON SHARE DATA:
Net Income - Basic	$ 1.19	$ 1.15	$ 3.66	$ 3.18
Net Income - Diluted	$ 1.19	$ 1.15	$ 3.66	$ 3.18
Cash Dividends Paid	$ 0.300	$ 0.265	$ 0.895	$ 0.790

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands)		2012		2011		2012		2011
Net income		$ 3,464		$ 3,378		$ 10,666		$ 9,355
Other comprehensive income:
Increase in unrealized gains on available for sale securities	1,724		2,077		2,041		5,628
Income tax effect related to unrealized gains on available for sale securities	(587)		(706)		(694)		(1,913)
Decrease (increase) in unrealized loss on interest rate swap	32		(7)		97		(6)
Income tax effect related to change in unrealized loss on interest rate swap	(11)		2		(33)		2
Less: Reclassification adjustment for gains included in net income	(240)		(117)		(561)		(351)
Income tax effect related to reclassification adjustment for gains included in net income	82		40		191		119
Other comprehensive income, net of tax		1,000		1,289		1,041		3,479
Comprehensive income		$ 4,464		$ 4,667		$ 11,707		$ 12,834

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Nine Months Ended
	September 30,
(in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 10,666	$ 9,355
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	315	525
Depreciation and amortization	311	394
Amortization and accretion of investment securities, net	1,782	1,455
Deferred income taxes	213	260
Investment securities gains, net	(561)	(351)
Earnings on bank owned life insurance	(378)	(371)
Originations of loans held for sale	(21,625)	(7,470)
Proceeds from sales of loans held for sale	21,912	7,581
Realized gains on loans sold	(287)	(111)
Increase in accrued interest receivable	(340)	(525)
Decrease in accrued interest payable	(299)	(240)
Other, net	(941)	381
Net cash provided by operating activities	10,768	10,883
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	18,363	9,790
Proceeds from maturity and principal repayments	86,565	61,896
Purchase of securities	(109,289)	(119,451)
Proceeds from redemption of regulatory stock	646	312
Purchase of regulatory stock	(1,405)	-
Net increase in loans	(11,736)	(5,746)
Purchase of premises and equipment	(179)	(101)
Purchase of land for potential future expansion	-	(542)
Proceeds from sale of premises and equipment	-	590
Proceeds from sale of foreclosed assets held for sale	650	372
Net cash used in investing activities	(16,385)	(52,880)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(4,786)	38,834
Proceeds from long-term borrowings	32	3,013
Repayments of long-term borrowings	(5,627)	(7,000)
Net (decrease) increase in short-term borrowed funds	(331)	835
Purchase of treasury and restricted stock	(782)	(796)
Dividends paid	(2,611)	(2,073)
Net cash (used) provided by financing activities	(14,105)	32,813
Net decrease in cash and cash equivalents	(19,722)	(9,184)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,432	43,995
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 10,710	$ 34,811

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 6,185	$ 7,669
Income taxes paid	$ 3,395	$ 2,015
Loans transferred to foreclosed property	$ 123	$ 670
Investments sold and not settled included in other assets	$ 1,403	$ -
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

In the opinion of management of the Company, the accompanying interim financial statements for the periods ended September 30, 2012 and 2011 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the nine month period ended September 30, 2012 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share.  Earnings per share calculations give retroactive effect to stock dividends declared by the Company.

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Basic earnings per share computation:
Net income applicable to common stock	$3,464,000	$3,378,000	$10,666,000	$9,355,000
Weighted average common shares outstanding	2,908,435	2,945,616	2,915,615	2,945,197
Earnings per share - basic	$1.19	$1.15	$3.66	$3.18

Diluted earnings per share computation:
Net income applicable to common stock	$3,464,000	$3,378,000	$10,666,000	$9,355,000

Weighted average common shares outstanding for basic earnings per share	2,908,435	2,945,616	2,915,615	2,945,197
Add: Dilutive effects of restricted stock	2,066	-	1,762	-
Weighted average common shares outstanding for dilutive earnings per share	2,910,501	2,945,616	2,917,377	2,945,197
Earnings per share - dilutive	$1.19	$1.15	$3.66	$3.18

Restricted stock grants that were anti-dilutive were excluded from net income per share calculations. For the three months ended September 30, 2012 and 2011, 0 and 7,443 shares, respectively, related to the restricted stock program were excluded from the diluted earnings per share calculations since they were anti-dilutive. For the nine months ended September 30, 2012 and 2011, 3,419 and 7,443 shares, respectively, related to the restricted stock program were excluded from the diluted earnings per share calculations since they were anti-dilutive.

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of tax-exempt income earned from state and municipal securities and loans and investments in tax credits.

Note 4 – Investments

The amortized cost and fair value of investment securities at September 30, 2012 and December 31, 2011 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2012	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. agency securities	$ 146,660	$ 2,443	$ (6)	$ 149,097
Obligations of state and
political subdivisions	94,877	6,152	(54)	100,975
Corporate obligations	10,738	477	-	11,215
Mortgage-backed securities in
government sponsored entities	57,357	2,140	(118)	59,379
Equity securities in financial
institutions	911	473	(11)	1,373
Total available-for-sale securities	$ 310,543	$ 11,685	$ (189)	$ 322,039

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 166,534	$ 2,087	$ (21)	$ 168,600
Obligations of state and
political subdivisions	96,556	4,996	(5)	101,547
Corporate obligations	8,263	197	-	8,460
Mortgage-backed securities in
government sponsored entities	36,630	2,356	(12)	38,974
Equity securities in financial institutions	823	420	(1)	1,242
Total available-for-sale securities	$ 308,806	$ 10,056	$ (39)	$ 318,823

The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011 (in thousands). As of September 30, 2012, the Company owned 13 securities whose fair value was less than their cost basis.

September 30, 2012	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ 4,994	$ (6)	$ -	$ -	$ 4,994	$ (6)
Obligations of state and
political subdivisions	3,352	(54)	-	-	3,352	(54)
Mortgage-backed securities in
government sponsored entities	6,755	(118)	-	-	6,755	(118)
Equity securities in financial institutions	39	(11)	-	-	39	(11)

Total securities	$ 15,140	$ (189)	$ -	$ -	$ 15,140	$ (189)

December 31, 2011	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ 10,018	$ (21)	$ -	$ -	$ 10,018	$ (21)
Obligations of states and
political subdivisions	1,057	(3)	771	(2)	1,828	(5)
Mortgage-backed securities in
government sponsored entities	3,164	(12)	-	-	3,164	(12)
Equity securities in financial institutions	39	(1)	-	-	39	(1)

Total securities	$ 14,278	$ (37)	$ 771	$ (2)	$ 15,049	$ (39)

As of September 30, 2012, the Company’s investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, obligations of states and political subdivisions, mortgage backed securities in government sponsored entities and equity securities in financial institutions. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale for the nine months ended September 30, 2012 and 2011 were $18,363,000 and $9,790,000, respectively.  For the three months ended September 30, 2012 and 2011, there were sales of $1,709,000 and $1,969,000, respectively, of available-for-sale securities. The gross gains and losses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Gross gains	$ 240	$ 161	$ 561	$ 424
Gross losses	-	(44)	-	(73)
Net gains	$ 240	$ 117	$ 561	$ 351

Investment securities with an approximate carrying value of $187.7 million and $177.9 million at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public funds and certain other deposits.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at September 30, 2012, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$ 13,859	$ 13,994
Due after one year through five years	79,805	81,870
Due after five years through ten years	58,504	59,913
Due after ten years	157,464	164,889
Total	$ 309,632	$ 320,666

Note 5 – Loans

The Company grants loans primarily to customers throughout North Central Pennsylvania and Southern New York.  Although the Company had a diversified loan portfolio at September 30, 2012 and December 31, 2011, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for loan losses as of September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 182,999	$ 408	$ 182,591
Commercial and agricultural	187,907	7,405	180,502
Construction	12,131	-	12,131
Consumer	10,527	-	10,527
Other commercial and agricultural loans	46,654	337	46,317
State and political subdivision loans	59,008	-	59,008
Total	499,226	$ 8,150	$ 491,076
Allowance for loan losses	6,734
Net loans	$ 492,492

December 31, 2011	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 184,034	$ 94	$ 183,940
Commercial and agricultural	185,050	8,270	176,780
Construction	8,481	-	8,481
Consumer	10,746	-	10,746
Other commercial and agricultural loans	44,299	517	43,782
State and political subdivision loans	54,899	-	54,899
Total	487,509	$ 8,881	$ 478,628
Allowance for loan losses	6,487
Net loans	$ 481,022

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

Management considers commercial loans, other agricultural loans, commercial real estate loans and agricultural real estate loans which are 90 days or more past due to be impaired. Management will also consider a loan impaired based on other factors it becomes aware of, including the customer’s results of operations and cash flows. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allocation of the allowance for loan losses or a charge-off to the allowance for loan losses.

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables by class, with the associated allowance amount, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
September 30, 2012	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
Real estate loans:
Residential mortgages	$ 272	$ 116	$ 135	$ 251	$ 8	$ 139	$ 2
Home equity	156	18	139	157	14	100	3
Commercial	8,840	5,218	2,187	7,405	501	7,891	74
Agricultural	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Other commercial loans	384	28	309	337	1	439	-
Other agricultural loans	-	-	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-	-	-
Total	$ 9,652	$ 5,380	$ 2,770	$ 8,150	$ 524	$ 8,569	$ 79

		Recorded	Recorded
	Unpaid	Investment	Investment	Total		Average	Interest
	Principal	With No	With	Recorded	Related	Recorded	Income
December 31, 2011	Balance	Allowance	Allowance	Investment	Allowance	Investment	Recognized
Real estate loans:
Residential mortgages	$ -	$ -	$ -	$ -	$ -	$ -	$ -
Home equity	94	36	58	94	13	36	1
Commercial	9,394	5,663	2,607	8,270	433	8,585	65
Agricultural	-	-	-	-	-	371	37
Construction	-	-	-	-	-	-	-
Consumer	-	-	-	-	-	-	-
Other commercial loans	574	30	487	517	48	501	-
Other agricultural loans	-	-	-	-	-	160	20
State and political
subdivision loans	-	-	-	-	-	-	-
Total	$ 10,062	$ 5,729	$ 3,152	$ 8,881	$ 494	$ 9,653	$ 123

Credit Quality Information

For commercial real estate, agricultural real estate, construction, other commercial, other agricultural and state and political subdivision loans, management uses a nine point internal risk rating system to monitor the credit quality. The first five categories are considered not criticized and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The definitions of each rating are defined below:

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

The following tables represent credit exposures by internally assigned grades as of September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$ 144,097	$ 8,356	$ 17,080	$ 74	$ -	$ 169,607
Agricultural	15,720	618	1,962	-	-	18,300
Construction	12,131	-	-	-	-	12,131
Other commercial loans	37,400	1,161	905	16	-	39,482
Other agricultural loans	6,046	270	856	-	-	7,172
State and political
subdivision loans	57,900	-	1,108	-	-	59,008
Total	$ 273,294	$ 10,405	$ 21,911	$ 90	$ -	$ 305,700

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$ 138,409	$ 10,372	$ 17,045	$ -	$ -	$ 165,826
Agricultural	14,628	2,412	2,184	-	-	19,224
Construction	8,481	-	-	-	-	8,481
Other commercial loans	34,606	2,203	921	17	-	37,747
Other agricultural loans	4,509	809	1,234	-	-	6,552
State and political
subdivision loans	53,733	-	1,166	-	-	54,899
Total	$ 254,366	$ 15,796	$ 22,550	$ 17	$ -	$ 292,729

For residential real estate mortgages, home equities and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below and all loans past due 90 or more days. The following table presents the recorded investment in those loan classes based on payment activity as of September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012	Performing	Non-performing	Total
Real estate loans:
Residential mortgages	$ 108,031	$ 564	$ 108,595
Home equity	74,132	272	74,404
Consumer	10,525	2	10,527
Total	$ 192,688	$ 838	$ 193,526

December 31, 2011	Performing	Non-performing	Total
Real estate loans:
Residential mortgages	$ 102,238	$ 473	$ 102,711
Home equity	81,143	180	81,323
Consumer	10,746	-	10,746
Total	$ 194,127	$ 653	$ 194,780

Age Analysis of Past Due Financing Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due financing receivables as of September 30, 2012 and December 31, 2011 (in thousands):

	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
September 30, 2012	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
Real estate loans:
Residential mortgages	$ 913	$ 3	$ 254	$ 1,170	$ 107,425	$ 108,595	$ 78
Home equity	275	65	197	537	73,867	74,404	64
Commercial	336	129	2,193	2,658	166,949	169,607	295
Agricultural	-	-	-	-	18,300	18,300	-
Construction	-	-	-	-	12,131	12,131	-
Consumer	8	48	2	58	10,469	10,527	2
Other commercial loans	55	110	327	492	38,990	39,482	-
Other agricultural loans	-	-	-	-	7,172	7,172	-
State and political
subdivision loans	-	-	-	-	59,008	59,008	-
Total	$ 1,587	$ 355	$ 2,973	$ 4,915	$ 494,311	$ 499,226	$ 439

Loans considered non-accrual	$ 171	$ 65	$ 2,534	$ 2,770	$ 5,485	$ 8,255
Loans still accruing	1,416	290	439	2,145	488,826	490,971
Total	$ 1,587	$ 355	$ 2,973	$ 4,915	$ 494,311	$ 499,226

	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
December 31, 2011	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
Real estate loans:
Residential mortgages	$ 428	$ 91	$ 398	$ 917	$ 101,794	$ 102,711	$ 60
Home equity	339	-	180	519	80,804	81,323	39
Commercial	319	412	2,794	3,525	162,301	165,826	176
Agricultural	143	-		143	19,081	19,224	-
Construction	-	-	-	-	8,481	8,481	-
Consumer	86	7	-	93	10,653	10,746	-
Other commercial loans	9	-	503	512	37,235	37,747	-
Other agricultural loans	-	-	-	-	6,552	6,552	-
State and political
subdivision loans	-	-	-	-	54,899	54,899	-
Total	$ 1,324	$ 510	$ 3,875	$ 5,709	$ 481,800	$ 487,509	$ 275

Loans considered non-accrual	$ -	$ -	$ 3,600	$ 3,600	$ 5,565	$ 9,165
Loans still accruing	1,324	510	275	2,109	476,235	478,344
Total	$ 1,324	$ 510	$ 3,875	$ 5,709	$ 481,800	$ 487,509

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

The following table reflects the financing receivables on nonaccrual status as of September 30, 2012 and December 31, 2011, respectively. The balances are presented by class of financing receivable (in thousands):

	September 30, 2012	December 31, 2011
Real estate loans:
Residential mortgages	$ 486	$ 413
Home equity	208	141
Commercial	7,224	8,094
Agricultural	-	-
Construction	-	-
Consumer	-	-
Other commercial loans	337	517
Other agricultural loans	-	-
State and political subdivision	-	-
	$ 8,255	$ 9,165

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

Loan modifications that are considered TDR’s completed during the three months and nine months ended September 30, 2012 and 2011 were as follows (dollars in thousands):

	For the Three Months Ended September 30, 2012
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	1	$ -	$ 62	$ -	$ 62
Total	-	1	$ -	$ 62	$ -	$ 62

	For the Nine months ended September 30, 2012
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Residential mortgage	1	1	$ 48	$ 71	$ 48	$ 71
Commercial	-	3	-	160	-	160
Total	1	4	$ 48	$ 231	$ 48	$ 231

	For the Three Months Ended September 30, 2011
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	1	$ -	$ 47	$ -	$ 47
Total	-	1	$ -	$ 47	$ -	$ 47

	For the Nine months ended September 30, 2011
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	5	1	$ 5,912	$ 47	$ 5,912	$ 47
Total	5	1	$ 5,912	$ 47	$ 5,912	$ 47

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. Loan modifications considered TDR’s made during the twelve months ended September 30, 2012, that defaulted during the three and nine month periods ended September 30, 2012 were as follows (dollars in thousands):

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Real estate loans:
Commercial	-	$ -	-	$ -	1	$ 50	2	$ 109
Commercial and other loans	-	-	-	-	-	-	1	2
Total recidivism	-	$ -	-	$ -	1	$ 50	3	$ 111

Allowance for Loan Losses

The following table segregates the allowance for loan losses (ALLL) into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2012 and December 31, 2011, respectively (in thousands):

	September 30, 2012			December 31, 2011
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real estate loans:
Residential	$ 22	$ 843	$ 865	$ 13	$ 792	$ 805
Commercial and agricultural	501	3,730	4,231	433	3,699	4,132
Construction	-	26	26	-	15	15
Consumer	-	104	104	-	111	111
Other commercial and agricultural loans	1	665	666	48	626	674
State and political
subdivision loans	-	274	274	-	235	235
Unallocated	-	568	568	-	515	515
Total	$ 524	$ 6,210	$ 6,734	$ 494	$ 5,993	$ 6,487

The following tables roll forward the balance of the ALLL by portfolio segment for the three and nine month periods ended September 30, 2012 and 2011, respectively (in thousands):

	Balance at June 30, 2012	Charge-offs	Recoveries	Provision	Balance at September 30, 2012
Real estate loans:
Residential	$ 786	$ -	$ -	$ 79	$ 865
Commercial and agricultural	4,405	-	1	(175)	4,231
Construction	19	-	-	7	26
Consumer	108	(12)	9	(1)	104
Other commercial and agricultural loans	685	(20)	1	-	666
State and political
subdivision loans	246	-	-	28	274
Unallocated	401	-	-	167	568
Total	$ 6,650	$ (32)	$ 11	$ 105	$ 6,734

	Balance at December 31, 2011	Charge-offs	Recoveries	Provision	Balance at September 30, 2012
Real estate loans:
Residential	$ 805	$ (49)	$ -	$ 109	$ 865
Commercial and agricultural	4,132	(2)	7	94	4,231
Construction	15	-	-	11	26
Consumer	111	(36)	25	4	104
Other commercial and agricultural loans	674	(20)	7	5	666
State and political
subdivision loans	235	-	-	39	274
Unallocated	515	-	-	53	568
Total	$ 6,487	$ (107)	$ 39	$ 315	$ 6,734

	Balance at June 30, 2011	Charge-offs	Recoveries	Provision	Balance at September 30, 2011
Real estate loans:
Residential	$ 678	$ -	$ -	$ 147	$ 825
Commercial and agricultural	3,912	-	-	250	4,162
Construction	13	-	-	1	14
Consumer	109	(23)	16	12	114
Other commercial and agricultural loans	712	(6)	23	(40)	689
State and political
subdivision loans	119	-	-	1	120
Unallocated	620	-	-	(221)	399
Total	$ 6,163	$ (29)	$ 39	$ 150	$ 6,323

	Balance at December 31, 2010	Charge-offs	Recoveries	Provision	Balance at September 30, 2011
Real estate loans:
Residential	$ 969	$ (101)	$ -	$ (43)	$ 825
Commercial and agricultural	3,380	(29)	-	811	4,162
Construction	22	-	-	(8)	14
Consumer	108	(56)	45	17	114
Other commercial and agricultural loans	983	(6)	30	(318)	689
State and political
subdivision loans	137	-	-	(17)	120
Unallocated	316	-	-	83	399
Total	$ 5,915	$ (192)	$ 75	$ 525	$ 6,323

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
Inflation / Consumer Price Index
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

Loans determined to be TDR’s are impaired and for purposes of estimating the ALLL must be individually evaluated for impairment. In calculating the impairment, the Company calculates the present value utilizing an analysis of discounted cash flows. If the present value calculated is below the recorded investment of the loan, impairment is recognized by a charge to the provision for loan and lease losses and a credit to the ALLL.

We continually review the model utilized in calculating the required allowance. During the second quarter of 2011, management made a determination that special mention and substandard loans should have additional qualitative adjustments applied to them in comparison to pass graded loans. The following factors experienced changes during the first nine months of 2012:
•
The qualitative factor for changes in values of underlying collateral was decreased for residential and commercial real estate loans due to the fact that the impact from the serious flooding experienced in our primary market in the third quarter of 2011 was not as severe as originally expected.

•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for residential real estate due to the increase in the Company’s internal watch list for residential real estate loans since December 31, 2011.

•
The qualitative factors for changes in industry conditions were increased for agricultural real estate and other agricultural loans due to decreases in milk prices and higher feed costs from December 31, 2011 to September 30, 2012.

•
The qualitative factor for national, state, regional and local economic trends and business conditions was increased for all loan categories due to rising unemployment rates in the local economy as a result of the slowdown in the development of the Marcellus gas play.

•	The qualitative factor for changes in the quality of the Bank’s loan review system was increased due to personnel changes.

The following factors experienced changes during the three months ended September 30, 2012:

•
The qualitative factor for national, state, regional and local economic trends and business conditions was increased for all loan categories due to rising unemployment rates in the local economy as a result of the slowdown in the development of the Marcellus gas play.

•	The qualitative factor for changes in the quality of the Bank’s loan review system was increased due to personnel changes.
•
The qualitative factor for level of and trends in delinquencies, impaired/classified loans was decreased for commercial real estate loans due to the decrease in outstanding loans as of September 30, 2012 that were classified as substandard or special mention in comparison to balances as of June 30, 2012.

The primary factor that resulted in a negative provision for the 2012 third quarter for commercial and agricultural loans was the overall decrease in commercial and agricultural loans from June to September and more specifically the decrease in special mention and substandard loans from June to September.

Note 6 – Federal Home Loan Bank Stock

The Bank is a member of the FHLB of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of September 30, 2012 and December 31, 2011, the Bank held $3,785,900 and $3,027,000, respectively. The stock is bought from and sold to the FHLB based upon its $100 par value.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) The significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) Commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) The impact of legislative and regulatory changes on the customer base of the FHLB and (d) The liquidity position of the FHLB.

The FHLB has incurred a significant cumulative loss in regards to comprehensive income in the three years ended December 31, 2011 and had suspended the payment of dividends; however, due to improved results in 2011 and 2010 over 2009, a dividend was paid in the first three quarters of 2012.  The cumulative losses were primarily attributable to impairment of investment securities associated with the distressed economic conditions during 2008 and 2009.  Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios have improved in the most recent quarters, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members through the third quarter of 2012 and has reinstituted the dividend in 2012.

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

The following sets forth the components of net periodic benefit costs of the Pension Plan for the three and nine months ended September 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service cost	$ 82	$ 71	$ 249	$ 256
Interest cost	85	88	259	314
Expected return on plan assets	(139)	(129)	(425)	(465)
Net amortization and deferral	34	10	102	36

Net periodic benefit cost	$ 62	$ 40	$ 185	$ 141

The Company contributed $750,000 to the Pension Plan in 2012.

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $184,000 and $171,000 for the nine months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012 and 2011, contributions by the Company totaled $52,000 and $47,000, respectively.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  At September 30, 2012 and December 31, 2011, an obligation of $999,000 and $1,030,000, respectively, was included in other liabilities for this plan in the consolidated balance sheet. Amounts included in interest expense on the deferred amounts totaled $12,000 and $17,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

For the nine months ended September 30, 2012 and 2011, 3,808 and 3,968 shares of restricted stock were awarded and 5,222 and 5,502 shares vested, respectively.  Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $103,000 and $109,000 for the nine months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012 and 2011, compensation expense totaled $37,000 and $36,000, respectively.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law. At September 30, 2012 and December 31, 2011, an obligation of $878,000 and $809,000, respectively, was included in other liabilities for this plan in the consolidated balance sheet.  Expenses related to this plan totaled $69,000 and $46,000 for the nine months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012 and 2011, expenses totaled $23,000 and $15,000, respectively.

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

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the company's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process.

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

The following tables present the assets and liabilities reported on the consolidated balance sheet at their fair value on a recurring basis as of September 30, 2012 and December 31, 2011 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2012
	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Securities available for sale:
U.S. Agency securities	$ -	$ 149,097	$ -	$ 149,097
Obligations of state and
political subdivisions	-	100,975	-	100,975
Corporate obligations	-	11,215	-	11,215
Mortgage-backed securities in
government sponsored entities	-	59,379	-	59,379
Equity securities in financial
institutions	1,373	-	-	1,373
Liabilities
Trust Preferred Interest Rate Swap	-	(251)	-	(251)

	December 31, 2011
	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Securities available for sale:
U.S. Agency securities	$ -	$ 168,600	$ -	$ 168,600
Obligations of state and
political subdivisions	-	101,547	-	101,547
Corporate obligations	-	8,460	-	8,460
Mortgage-backed securities in
government sponsored entities	-	38,974	-	38,974
Equity securities in financial
institutions	1,242	-	-	1,242
Liabilities
Trust Preferred Interest Rate Swap	-	(348)	-	(348)

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

Assets measured at fair value on a nonrecurring basis as of September 30, 2012 and December 31, 2011 are included in the table below (in thousands):

	September 30, 2012
	Level 1	Level II	Level III	Total

Impaired Loans	$ -	$ -	$ 7,626	$ 7,626
Other real estate owned	-	-	463	463

	December 31, 2011
	Level 1	Level II	Level III	Total

Impaired Loans	$ -	$ -	$ 8,387	$ 8,387
Other real estate owned	-	-	860	860

The following table provides a listing of the significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques.

Quantitative Information about Level III Fair Value Measurements
	Fair Value at September 30, 2012	Valuation Technique(s)	Unobservable input	Range
Impaired Loans	$ 5,143	Discounted Cash Flows	Probability of Default	0%
			Change in interest rates	0-7%

	2,483	Appraised Collateral Values	Discount for time since appraisal	0-20%
			Selling costs	0%-10%
			Holding period	0 - 18 months

Other real estate owned	463	Appraised Collateral Values	Discount for time since appraisal	0-20%
			Selling costs	6%-10%
			Holding period	0 - 18 months

The fair values of the Company’s financial instruments are as follows (in thousands):

	Carrying
September 30, 2012	Amount	Fair Value	Level I	Level II	Level III	Total
Financial assets:
Cash and due from banks	$ 10,710	$ 10,710	$ 10,710	$ -	$ -	$ 10,710
Available-for-sale securities	322,039	322,039	1,373	320,666	-	322,039
Net loans	492,492	543,094	-	-	543,094	543,094
Bank owned life insurance	14,047	14,047	14,047	-	-	14,047
Regulatory stock	4,060	4,060	4,060	-	-	4,060
Accrued interest receivable	3,961	3,961	3,961	-	-	3,961

Financial liabilities:
Deposits	$ 729,207	$ 735,251	$ 443,101	$ -	$ 292,150	$ 735,251
Borrowed funds	47,956	45,040	-	45,040	-	45,040
Trust preferred interest rate swap	251	251	-	251	-	251
Accrued interest payable	1,213	1,213	1,213	-	-	1,213

	Carrying
December 31, 2011	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 30,432	$ 30,432
Available-for-sale securities	318,823	318,823
Net loans	481,022	527,724
Bank owned life insurance	13,669	13,669
Regulatory stock	3,301	3,301
Accrued interest receivable	3,621	3,621

Financial liabilities:
Deposits	$ 733,993	$ 740,839
Borrowed funds	53,882	51,437
Trust preferred interest rate swap	348	348
Accrued interest payable	1,512	1,512

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

Introduction

The following is management's discussion and analysis of the significant changes in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for the Company.  Our Company's consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results you may expect for the full year.

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

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in the Company’s financial statements.  As of September 30, 2012 and December 31, 2011, the Trust Department had $104.5 and $94.7 million of assets under management, respectively.  The $9.8 million increase is a result of $2.1 million of net additions of trust assets, with the remaining increase attributable to fluctuations in the stock market since December 31, 2011.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area.  Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance.  The assets associated with these products are not included in the consolidated financial statements since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $78.1 million at December 31, 2011 to $91.6 million at September 30, 2012. Fee income from the sale of these products is reflected in the Company’s financial statements as a component of non-interest income in the Consolidated Statement of Income.

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

Results of Operations

Overview of the Income Statement

The Company had net income of $10,666,000 for the first nine months of 2012 compared to earnings of $9,355,000 for last year’s comparable period, an increase of $1,311,000 or 14.0%. Earnings per share for the first nine months of 2012 were $3.66, compared to $3.18 last year, representing a 15.2% increase.  Annualized return on assets and return on equity for the nine months of 2012 were 1.62% and 17.74%, respectively, compared with 1.49% and 17.65% for last year’s comparable period.

Net income for the three months ended September 30, 2012 was $3,464,000 compared to earnings of $3,378,000 in the comparable 2011 period, an increase of $86,000 or 2.6%. Earnings per share for the three months ended September 30, 2012 and 2011 were $1.19 and $1.15 per share, respectively.  Annualized return on assets and return on equity for the quarter ended September 30, 2012 was 1.58% and 16.78%, respectively, compared with 1.57% and 18.48% for the same 2011 period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the first nine months of 2012 was $22,838,000, an increase of $1,619,000, or 7.6%, compared to the same period in 2011.  For the first nine months of 2012, the provision for loan losses totaled $315,000, a decrease of $210,000 over the comparable period in 2011.  Consequently, net interest income after the provision for loan losses was $22,523,000 compared to $20,694,000 during the first nine months of 2011.

For the three months ended September 30, 2012, net interest income was $7,615,000 compared to $7,207,000, an increase of $408,000, or 5.7% over the comparable period in 2011. The provision for loan losses this quarter was $105,000 compared to $150,000 for last year’s third quarter.  Consequently, net interest income after the provision for loan losses was $7,510,000 for the quarter ended September 30, 2012 compared to $7,057,000 in 2011.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the nine months and three months ended September 30, 2012 and 2011 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates (1)
	Nine Months Ended
	September 30, 2012			September 30, 2011
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	11,844	11	0.13	32,063	64	0.27
Total short-term investments	11,844	11	0.13	32,063	64	0.27
Investment securities:
Taxable	231,622	3,568	2.05	195,318	3,482	2.38
Tax-exempt (3)	94,235	4,232	5.99	88,657	4,073	6.13
Total investment securities	325,857	7,800	3.19	283,975	7,555	3.55
Loans:
Residential mortgage loans	193,919	9,317	6.42	188,108	9,648	6.86
Commercial & agricultural loans	234,250	10,998	6.27	222,859	10,684	6.41
Loans to state & political subdivisions	56,766	2,004	4.72	51,198	2,016	5.26
Other loans	10,337	652	8.43	10,869	691	8.50
Loans, net of discount (2)(3)(4)	495,272	22,971	6.20	473,034	23,039	6.51
Total interest-earning assets	832,973	30,782	4.94	789,072	30,658	5.19
Cash and due from banks	3,698			9,937
Bank premises and equipment	11,578			12,232
Other assets	30,952			28,605
Total non-interest earning assets	46,228			50,774
Total assets	879,201			839,846
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	200,296	602	0.40	188,088	708	0.50
Savings accounts	83,653	123	0.20	69,520	155	0.30
Money market accounts	71,126	228	0.43	55,605	219	0.53
Certificates of deposit	294,548	3,754	1.70	314,221	5,021	2.14
Total interest-bearing deposits	649,623	4,707	0.97	627,434	6,103	1.30
Other borrowed funds	54,315	1,179	2.90	56,141	1,325	3.16
Total interest-bearing liabilities	703,938	5,886	1.12	683,575	7,428	1.45
Demand deposits	85,571			78,195
Other liabilities	9,526			7,394
Total non-interest-bearing liabilities	95,097			85,589
Stockholders' equity	80,166			70,682
Total liabilities & stockholders' equity	879,201			839,846
Net interest income		24,896			23,230
Net interest spread (5)			3.82%			3.74%
Net interest income as a percentage
of average interest-earning assets			3.99%			3.94%
Ratio of interest-earning assets
to interest-bearing liabilities			1.18			1.15

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
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

	Analysis of Average Balances and Interest Rates (1)
	Three Months Ended
	September 30, 2012			September 30, 2011
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	13,204	5	0.15	35,844	22	0.24
Total short-term investments	13,204	5	0.15	35,844	22	0.24
Investment securities:
Taxable	222,163	1,102	1.98	197,684	1,105	2.24
Tax-exempt (3)	93,999	1,392	5.92	93,122	1,410	6.06
Total investment securities	316,162	2,494	3.16	290,806	2,515	3.49
Loans:
Residential mortgage loans	193,725	3,081	6.33	188,598	3,221	6.78
Commercial & agricultural loans	236,734	3,680	6.18	224,384	3,615	6.39
Loans to state & political subdivisions	58,504	685	4.66	53,573	704	5.21
Other loans	10,342	217	8.35	10,917	233	8.47
Loans, net of discount (2)(3)(4)	499,305	7,663	6.11	477,472	7,773	6.46
Total interest-earning assets	828,671	10,162	4.88	804,122	10,310	5.09
Cash and due from banks	3,753			10,065
Bank premises and equipment	11,493			11,918
Other assets	30,256			29,315
Total non-interest earning assets	45,502			51,298
Total assets	874,173			855,420
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	200,603	192	0.38	193,177	220	0.45
Savings accounts	85,168	42	0.20	73,438	53	0.29
Money market accounts	74,370	75	0.40	59,429	79	0.53
Certificates of deposit	290,174	1,177	1.61	312,338	1,617	2.05
Total interest-bearing deposits	650,315	1,486	0.91	638,382	1,969	1.22
Other borrowed funds	46,834	373	3.17	55,144	437	3.14
Total interest-bearing liabilities	697,149	1,859	1.06	693,526	2,406	1.38
Demand deposits	85,724			80,758
Other liabilities	8,711			8,007
Total non-interest-bearing liabilities	94,435			88,765
Stockholders' equity	82,589			73,129
Total liabilities & stockholders' equity	874,173			855,420
Net interest income		8,303			7,904
Net interest spread (5)			3.82%			3.71%
Net interest income as a percentage
of average interest-earning assets			3.99%			3.90%
Ratio of interest-earning assets
to interest-bearing liabilities			1.19			1.16

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ending September 30, 2012 and 2011(in thousands):
	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2012	2011	2012	2011
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$ 2,026	$ 2,058	$ 6,372	$ 6,234
Tax equivalent adjustment	473	479	1,439	1,385
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$ 2,499	$ 2,537	$ 7,811	$ 7,619

Interest and fees on loans (non-tax adjusted)	$ 7,448	$ 7,555	$ 22,352	$ 22,413
Tax equivalent adjustment	215	218	619	626
Interest and fees on loans (tax equivalent basis)	$ 7,663	$ 7,773	$ 22,971	$ 23,039

Total interest income	$ 9,474	$ 9,613	$ 28,724	$ 28,647
Total interest expense	1,859	2,406	5,886	7,428
Net interest income	7,615	7,207	22,838	21,219
Total tax equivalent adjustment	688	697	2,058	2,011
Net interest income (tax equivalent basis)	$ 8,303	$ 7,904	$ 24,896	$ 23,230

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended September 30, 2012 vs. 2011 (1)			Nine months ended September 30, 2012 vs. 2011 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ (10)	$ (7)	$ (17)	$ (29)	$ (24)	$ (53)
Investment securities:
Taxable	129	(132)	(3)	321	(235)	86
Tax-exempt	13	(31)	(18)	247	(88)	159
Total investments	142	(163)	(21)	568	(323)	245
Loans:
Residential mortgage loans	77	(217)	(140)	326	(657)	(331)
Commercial & agricultural loans	185	(120)	65	536	(222)	314
Loans to state & political subdivisions	60	(79)	(19)	208	(220)	(12)
Other loans	(13)	(3)	(16)	(33)	(6)	(39)
Total loans, net of discount	309	(419)	(110)	1,037	(1,105)	(68)
Total Interest Income	441	(589)	(148)	1,576	(1,452)	124
Interest Expense:
Interest-bearing deposits:
NOW accounts	7	(35)	(28)	50	(156)	(106)
Savings accounts	7	(18)	(11)	47	(79)	(32)
Money Market accounts	17	(21)	(4)	27	(18)	9
Certificates of deposit	(131)	(309)	(440)	(295)	(972)	(1,267)
Total interest-bearing deposits	(100)	(383)	(483)	(171)	(1,225)	(1,396)
Other borrowed funds	(67)	3	(64)	(41)	(105)	(146)
Total interest expense	(167)	(380)	(547)	(212)	(1,330)	(1,542)
Net interest income	$ 608	$ (209)	$ 399	$ 1,788	$ (122)	$ 1,666

(1) The portion of the total change attributable to both volume and rate changes, which cannot be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $23.2 million for the 2011 nine month period ended September 30, 2011, to $24.9 million in the 2012 nine month period ended September 30, 2012, an increase of $1.7 million. The tax equivalent net interest margin increased from 3.94% for the first nine months of 2011 to 3.99% in 2012.

Total tax equivalent interest income for the 2012 nine month period increased $124,000 as compared to the 2011 nine month period. This increase was primarily a result of an increase of $1,576,000 due to an increase in average balance of interest earning assets of $43.9 million for the comparable periods. The increase was offset by a decrease of $1,452,000 due to change in rate, as the yield on interest earning assets decreased from 5.19% to 4.94% or 25 basis points for the comparable periods.

Tax equivalent investment income for the nine months ended September 30, 2012 increased $245,000 over the same period last year.  The average balance of total investment securities for the nine months ended September 30, 2012 increased by $41.9 million from September 30, 2011, as a result of investing excess cash from increased deposit levels, and leveraging of overnight borrowings to purchase additional securities at higher interest rates than the overnight borrowings rate in the first half of 2012.

•
The average balance of taxable securities increased by $36.3 million while tax-exempt securities increased by $5.6 million, which had the effect of increasing interest income by $321,000 and $247,000, respectively, due to volume.

•
This increase was offset by a decrease in the yield on investment securities of 36 basis points from 3.55% to 3.19%, which corresponds to a decrease in interest income of $323,000. The majority of this decrease is attributable to the change in yield on taxable securities, which experienced a decrease of 33 basis points from 2.38% to 2.05%. The yield on investments declined due to the amount of purchases we made in the current low interest rate environment. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

The purchase of tax-exempt securities, along with municipal loans and investment tax credits, allows us to manage and reduce our effective tax rate as well as the overall yield on our interest earning assets.

Total loan interest income decreased $68,000 for the nine months ended September 30, 2012 compared to the same period last year.

•
The average balance of commercial and agricultural loans increased $11.4 million from a year ago as we continue to emphasize and strive for growth in this segment of the loan portfolio utilizing disciplined underwriting standards, while meeting the needs of our customers. This had a positive impact of $536,000 on total interest income due to volume, which was offset by a decrease of $222,000 due to rate.

•
Interest income on residential mortgage loans decreased $331,000 of which $657,000 was due to rate, partially offset by an increase of $326,000 as a result of volume. The average balance increased $5.8 million due to the Company’s 2011 fourth quarter decision to not sell certain conforming rate loans that historically it has sold for interest rate risk management purposes, due to decline in the volume of non-conforming residential real estate loans and the interest rate environment for investments at that time.

Total interest expense decreased $1,542,000 for the nine months ended September 30, 2012 compared with last year.  This decrease is primarily due to a change in rate, accounting for a $1,330,000 decrease in our interest expense.  The average interest rate on interest-bearing liabilities decreased 33 basis points, from 1.45% to 1.12%. The continued low interest rate environment prompted by the Federal Reserve and current economic conditions had the effect of decreasing our short-term borrowing costs as well as rates on all deposit products. While the Company’s rates on deposit products are below historical averages they are competitive with rates paid by other institutions in the marketplace. (see also “Financial Condition – Deposits”).

•
Interest expense on certificates of deposits decreased $1,267,000 over the same period last year. There was a decrease in the average rate on certificates of deposit from 2.14% to 1.70% resulting in a decrease in interest expense of $972,000. Additionally, the average balance of certificates of deposit decreased $19.7 million causing a decrease in interest expense of $295,000.

Tax equivalent net interest income for the three months ended September 30, 2012 was $8,303,000 which compares to $7,904,000 for the same period last year.  This represents an increase of $399,000.

Total tax equivalent interest income was $10,162,000 for the 2012 three month period ended September 30, 2012, compared with $10,310,000 for the comparable period last year, a decrease of $148,000:

•
Of this amount, $589,000 was a result of a decrease of 21 basis points on our yield on interest earning assets from 5.09% to 4.88%. This decrease was offset by an increase of $441,000, due to an increase in volume as a result of a $24.5 million increase in interest earning assets.

•
Total investment income decreased by $21,000 compared to same period last year.  There was a decrease in the average rate earned on investments of 33 basis points resulting in a decrease in investment income of $163,000. This was offset by an increase in the average balance of investment securities of $25.4 million, which resulted in additional income of $142,000.

•
Total loan interest income decreased $110,000 compared to last year. This was predominantly due to a decrease in rate of 35 basis points from 6.46% to 6.11% partially offset by a a $21.8 million increase in average loans outstanding.

Total interest expense decreased $547,000 for the three months ended September 30, 2012 compared with last year as a result of a decrease in the average rate on interest-bearing liabilities of 32 basis points from 1.38% to 1.06% accounting for a $380,000 decrease in interest expense. Additionally, due to a $22.2 million decrease in the average balance of certificates of deposit, there was a $131,000 decrease in interest expense.

Provision for Loan Losses

For the nine month period ending September 30, 2012, we recorded a provision for loan losses of $315,000, which represents a decrease of $210,000 from the $525,000 provision recorded in the corresponding nine months of last year. The provision was lower in 2012 than 2011 due to the improvement in non-performing assets that has occurred since September 30, 2011. (see “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

For the three months ending September 30, 2012, we recorded a provision of $105,000 compared to $150,000 in 2011.

Non-interest Income

The following table shows the breakdown of non-interest income for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Nine months ended September 30,		Change
	2012	2011	Amount	%
Service charges	$ 3,346	$ 3,258	$ 88	2.7
Trust	472	466	6	1.3
Brokerage and insurance	305	297	8	2.7
Gains on loans sold	287	111	176	158.6
Investment securities gains, net	561	351	210	59.8
Earnings on bank owned life insurance	378	371	7	1.9
Other	342	323	19	5.9
Total	$ 5,691	$ 5,177	$ 514	9.9

	Three months ended September 30,		Change
	2012	2011	Amount	%
Service charges	$ 1,139	$ 1,185	$ (46)	(3.9)
Trust	148	163	(15)	(9.2)
Brokerage and insurance	80	79	1	1.3
Gains on loans sold	102	36	66	183.3
Investment securities gains, net	240	117	123	105.1
Earnings on bank owned life insurance	128	126	2	1.6
Other	109	122	(13)	(10.7)
Total	$ 1,946	$ 1,828	$ 118	6.5

Non-interest income for the nine months ended September 30, 2012 totaled $5,691,000, an increase of $514,000 when compared to the same period in 2011. During the first nine months of 2012, investment security gains amounted to $561,000 compared to gains of $351,000 last year. We sold four agency securities for gains totaling $50,000, U.S. treasuries for a gain of $95,000, eleven mortgage backed securities in government sponsored entities for gains totaling $358,000, and a portion of a financial institution equity holding for a gain of $58,000 due to favorable market conditions. In 2011, we sold thirteen mortgage backed securities in government sponsored entities for gains totaling $231,000, three agency bonds for gains of $116,000, a portion of a financial institution equity holding for a net gain of $43,000 and four municipal bonds for a loss of $39,000.

For the first nine months of 2012, account service charges totaled $3,346,000, an increase of $88,000 or 2.7%, when compared to the same period in 2011. There was an increase of $60,000 attributable to customers’ usage of their debit cards which continues to become a larger percentage of service charge income as the Company is encouraging its customers to use their debit cards for making purchases by providing a deposit product that rewards customers for their usage. Additionally, ATM income increased $34,000 as a result of an increase in the Bank’s fees and increased activity associated with non-customers use of the Bank’s ATMs. Management continues to monitor regulatory changes associated with the Dodd-Frank Act to determine the level of impact that these regulations will have on the fees that the Company realizes.

Gains on loans sold increased $176,000, or 158.6% for the nine months ended September 30, 2012 to $287,000. The increase is due to the significant refinancing activity of secondary market loans, as a result of the historically low interest rate environment. During the first three quarters of 2012, the Company received proceeds of $21.9 million from the sale of conforming loans compared to $7.6 million of proceeds for the comparable 2011 period.

For the three month period ended September 30, 2012, the increases experienced in gains on loans sold and investment securities gains are consistent with the year to date increases described above.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Nine months ended
	September 30,		Change
	2012	2011	Amount	%
Salaries and employee benefits	$ 8,126	$ 7,560	$ 566	7.5
Occupancy	928	1,014	(86)	(8.5)
Furniture and equipment	315	338	(23)	(6.8)
Professional fees	701	526	175	33.3
FDIC insurance	353	547	(194)	(35.5)
Pennsylvania shares tax	441	439	2	0.5
Other	3,488	3,496	(8)	(0.2)
Total	$ 14,352	$ 13,920	$ 432	3.1

	Three months ended
	September 30,		Change
	2012	2011	Amount	%
Salaries and employee benefits	$ 2,705	$ 2,527	$ 178	7.0
Occupancy	304	295	9	3.1
Furniture and equipment	113	115	(2)	(1.7)
Professional fees	209	197	12	6.1
FDIC insurance	115	47	68	144.7
Pennsylvania shares tax	115	146	(31)	(21.2)
Other	1,398	1,171	227	19.4
Total	$ 4,959	$ 4,498	$ 461	10.2

Non-interest expenses increased $432,000 for the nine months ended September 30, 2012 compared to the same period in 2011. Salaries and employee benefits increased $566,000 or 7.5%. Merit increases effective the beginning of 2012 and an increase in full time equivalent employees of 5.6 employees to 179.6 full time equivalent employees, as part of implementing the Bank’s strategic plan, accounted for an increase of approximately $348,000. Other increases included an increase of $78,000 for expenses related to providing employee’s health insurance and a $74,000 increase related to profit sharing expense.

Occupancy expenses decreased as a result of milder winter weather conditions in 2012. FDIC insurance decreased $194,000 in 2012 primarily due to changes in the FDIC assessment base and the assessment formula implemented in the second quarter of 2011. Professional fees increased by $175,000 primarily due to the Bank’s charter conversion from a national bank to a Pennsylvania chartered bank and trust company that was completed in the second quarter of 2012.

For the three months ended, September 30, 2012, salaries and employee benefits increased by $178,000 due to the reasons described above, which include merit increases, increased staffing, increased insurance costs and profit sharing expenses. The decrease in Pennsylvania shares tax of $31,000 is the result of a tax credit obtained in the third quarter of 2012. The increase in other expenses of $227,000 is the result of several items. Other real estate owned expenses, which are included in other expenses, increased by $79,000 as a result of having to pay real estate taxes for certain customers in the third quarter of 2012. Also included in other expenses was an increase in contributions of $59,000, as certain contributions typically made in the fourth quarter to educational foundations, were made in the third quarter of 2012. As a result of the Bank’s charter conversion, supplies, printing and forms, which are included in other expenses, increased $65,000.

Provision for Income Taxes

The provision for income taxes was $3,196,000 for the nine month period ended September 30, 2012 compared to $2,596,000 for the same period in 2011.  The increase is primarily attributable to an increase in income before provision for income taxes of $1,911,000. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 23.1% and 21.8% for the first nine months of 2012 and 2011, respectively, compared to the statutory rate of 34%.

For the three-months ended September 30, 2012, the provision for income taxes was $1,033,000 compared to $1,009,000 for the same period in 2011. The increase is primarily attributable to an increase in income before provision for income taxes of $110,000. Our effective tax rate was 23.0% for both of the three month periods ended September 30, 2012 and 2011, compared to the statutory rate of 34%.

We have invested in four limited partnership agreements that established low-income housing projects in our market areas. We anticipate recognizing an aggregate of $1.7 million of tax credits over the next eleven years, with an additional $15,000 to be recognized during 2012.

Financial Condition

Total assets were $876.2 million at September 30, 2012, a decrease of $2.4 million, or 0.3% from $878.6 million at December 31, 2011.  Cash decreased $19.7 million or 64.8% to $10.7 million. Investment securities increased 1.0% to $322.0 million and net loans increased 2.4% to $492.5 million at September 30, 2012.  Total deposits decreased $4.8 million or 0.7% to $729.2 million since year-end 2011. Borrowed funds have decreased $5.9 million to $48.0 million compared with $53.9 million at year-end.

Cash and Cash Equivalents

Cash and cash equivalents totaled $10.7 million at September 30, 2012 compared to $30.4 million at December 31, 2011, a decrease of $19.7 million. The decrease in cash is due to the Company’s decision as discussed in more detail below to purchase additional investments in the first quarter of 2012 and loan growth. Management actively measures and evaluates its liquidity through our Asset–Liability Committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the composition of the investment portfolio as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30, 2012		December 31, 2011
	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$ 149,097	46.3	$ 168,600	52.9
Obligations of state & political
subdivisions	100,975	31.4	101,547	31.9
Corporate obligations	11,215	3.5	8,460	2.7
Mortgage-backed securities in
government sponsored entities	59,379	18.4	38,974	12.2
Equity securities in financial
institutions	1,373	0.4	1,242	0.3
Total	$ 322,039	100.0	$ 318,823	100.0

	September 30, 2012/
	December 31, 2011
	Change
	Amount	%
Available-for-sale:
U. S. Agency securities	$ (19,503)	(11.6)
Obligations of state & political
subdivisions	(572)	(0.6)
Corporate obligations	2,755	32.6
Mortgage-backed securities in
government sponsored entities	20,405	52.4
Equity securities in financial
institutions	131	10.5
Total	$ 3,216	1.0

Our investment portfolio increased by $3.2 million or 1.0% from December 31, 2011 to September 30, 2012.  During 2012, we purchased approximately $59.6 million of U.S. agency obligations, $3.9 million of U.S. Treasury notes, $36.5 million of mortgage backed securities in government sponsored entities, $6.6 million of state and local obligations and $2.6 million of corporate obligations, which helped offset the $11.2 million of principal repayments and $75.3 million of calls and maturities that occurred during the nine month period. We also sold $19.8 million of various securities at a gain of $561,000. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the nine month period ending September 30, 2012 yielded 3.19% compared to 3.55% for the same period in 2011 on a tax equivalent basis.

Due to the Federal Reserve announcement that rates would likely remain extremely low through late 2014, the Company’s investment strategy changed slightly in the first half of 2012 compared to the strategy in place in 2011. The previous strategy employed by the Company had resulted in a relatively short duration in the investment portfolio. As a result of the Federal Reserve’s commitment to a low rate policy, the Company implemented a strategy to increase portfolio duration through the purchase of certain mortgage backed securities and longer term agencies to provide additional interest income. This strategy maintained a defensive posture to future rising rates by selecting securities that had limited extension risk.  By increasing duration with defensive securities the Bank was able to increase interest income with minimal additional interest rate risk. As part of implementing this strategy, in the first quarter of 2012, the Company purchased certain investment securities utilizing overnight borrowings, which were repaid in the second quarter as other investment securities matured or were called. We believe this strategy, while having a positive impact on 2012 earnings, will also enable us to reinvest cash flows in the next two to five years when we believe investment opportunities will be improved.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the securities portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

Loans

The following table shows the composition of the loan portfolio as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30,		December 31,
	2012		2011
	Amount	%	Amount	%
Real estate:
Residential	$ 182,999	36.7	$ 184,034	37.7
Commercial	169,607	34.0	165,826	34.0
Agricultural	18,300	3.7	19,224	3.9
Construction	12,131	2.4	8,481	1.7
Consumer	10,527	2.1	10,746	2.2
Commercial and other loans	46,654	9.3	44,299	9.1
State & political subdivision loans	59,008	11.8	54,899	11.4
Total loans	499,226	100.0	487,509	100.0
Less allowance for loan losses	6,734		6,487
Net loans	$ 492,492		$ 481,022

	September 30, 2012/
	December 31, 2011
	Change
	Amount	%
Real estate:
Residential	$ (1,035)	(0.6)
Commercial	3,781	2.3
Agricultural	(924)	(4.8)
Construction	3,650	43.0
Consumer	(219)	(2.0)
Commercial and other loans	2,355	5.3
State & political subdivision loans	4,109	7.5
Total loans	$ 11,717	2.4

The Company’s lending is focused in the north central Pennsylvania market and the southern tier of New York.  The composition of our loan portfolio consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally owned small businesses.  New loans are generated primarily from direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants and existing customers and the efforts and expertise of our business development officers.

Total loans increased approximately $11.7 million or 2.4% during the first nine months of 2012. Commercial real estate, construction, commercial and other loans and state and political subdivision loans have increased $3.8 million, $3.7 million, $2.4 million and $4.1 million, respectively.  Residential and agricultural real estate decreased $1.0 million and $924,000, respectively.

While activity related to the Marcellus Shale natural gas exploration has slowed in the first nine months of 2012, we continue to recognize the opportunities created by this activity, but pursue these opportunities prudently and cautiously. The growth in commercial real estate lending, construction, and other commercial loans reflects the Company’s focus on commercial lending as a means to increase loan growth and obtain deposits from farmers and small businesses throughout our market area. The increase in state and political subdivision loans is the result of several relationships within our market area. We work closely with local municipalities and school districts to meet their needs that otherwise would be provided by the municipal bond market.  Commercial real estate and other commercial loan demand is subject to significant competitive pressures, the local economy which is currently being impacted significantly by the Marcellus Shale gas exploration area, the yield curve and the strength of the overall regional and national economy.

During the first nine months of 2012, we continued to experience lower demand for non-conforming residential real estate loans. Factors impacting this decline include demand for conforming rate loans and recessionary pressures outside of the local Marcellus Shale gas region. Loan demand for conforming mortgages, which the Company generally sells on the secondary market, has increased as qualified customers continue to take advantage of the low interest rate environment. Through the first nine months of 2012, we received proceeds of $21.9 million from the sale of loans in the secondary market compared to $7.6 million through the same period last year. The Company recognizes fee income for servicing these sold loans, which is included in non-interest income in the Consolidated Statement of Income.  Management continues to look for ways to ensure that our customers choose the Company for their mortgage needs. This includes partnering with a third party to provide access to government supported loan programs sponsored by the Federal Housing Administration and the U.S. Department of Veteran Affairs and to implement technologies that improve customer service, by making it easier and more efficient for customers to obtain a mortgage.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the nine months ended September 30, 2012 and for the years ended December 31, 2011, 2010, 2009 and 2008 (dollars in thousands):

	September 30	December 31,
	2012	2011	2010	2009	2008
Balance
at beginning of period	$ 6,487	$ 5,915	$ 4,888	$ 4,378	$ 4,197
Charge-offs:
Real estate:
Residential	49	101	147	76	31
Commercial	2	29	53	236	36
Agricultural	-	-	-	1	20
Consumer	36	71	35	80	44
Commercial and other loans	20	6	173	153	115
Total loans charged-off	107	207	408	546	246
Recoveries:
Real estate:
Residential	-	-	4	1	6
Commercial	7	15	11	1	-
Agricultural	-	-	-	-	20
Consumer	25	57	45	52	19
Commercial and other loans	7	32	120	77	52
Total loans recovered	39	104	180	131	97

Net loans charged-off	68	103	228	415	149
Provision charged to expense	315	675	1,255	925	330
Balance at end of period	$ 6,734	$ 6,487	$ 5,915	$ 4,888	$ 4,378

Loans outstanding at end of period	$ 499,226	$ 487,509	$ 473,517	$ 456,384	$ 432,814
Average loans outstanding, net	$ 495,272	$ 474,972	$ 468,620	$ 442,921	$ 423,382
Non-performing assets:
Non-accruing loans	$ 8,255	$ 9,165	$ 11,853	$ 5,871	$ 2,202
Accrual loans - 90 days or more past due	439	275	692	884	383
Total non-performing loans	$ 8,694	$ 9,440	$ 12,545	$ 6,755	$ 2,585
Foreclosed assets held for sale	463	860	693	302	591
Total non-performing assets	$ 9,157	$ 10,300	$ 13,238	$ 7,057	$ 3,176

Annualized net charge-offs to average loans	0.02%	0.02%	0.05%	0.09%	0.04%
Allowance to total loans	1.35%	1.33%	1.25%	1.07%	1.01%
Allowance to total non-performing loans	77.46%	68.72%	47.15%	72.36%	169.36%
Non-performing loans as a percent of loans
net of unearned income	1.74%	1.94%	2.65%	1.48%	0.60%
Non-performing assets as a percent of loans
net of unearned income	1.83%	2.11%	2.80%	1.55%	0.73%

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

Management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate as of September 30, 2012.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, continued high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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
General economic conditions
Unemployment rates
Inflation / Consumer Price Index
Changes in values of underlying collateral for collateral-dependent loans
•	Industry conditions including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses
•	Existence and effect of any credit concentrations, and changes in the level of such concentrations.

The balance in the allowance for loan losses was $6,734,000 or 1.35% of total loans as of September 30, 2012 as compared to $6,487,000 or 1.33% of loans as of December 31, 2011.  The $247,000 increase is a result of a $315,000 provision for the first nine months less net charge-offs of $68,000.  Gross charge-offs for the first nine months of 2012 were $107,000. Gross charge-offs for all of 2011 were $207,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of September 30, 2012 and December 31, 2011, 2010, 2009 and 2008:

	September 30,		December 31
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$ 865	36.7	$ 805	37.7	$ 969	39.1	$ 801	42.7	$ 694	46.0
Commercial, agricultural	4,231	37.7	4,132	37.9	3,380	36.2	2,864	33.6	2,303	28.8
Construction	26	2.4	15	1.7	22	2.1	20	1.2	5	2.6
Consumer	104	2.1	111	2.2	108	2.4	131	2.6	449	2.7
Commercial and other loans	666	9.3	674	9.1	983	10.0	918	9.7	807	8.8
State & political subdivision loans	274	11.8	235	11.4	137	10.2	93	10.2	19	11.1
Unallocated	568	N/A	515	N/A	316	N/A	61	N/A	101	N/A
Total allowance for loan losses	$ 6,734	100.0	$ 6,487	100.0	$ 5,915	100.0	$ 4,888	100.0	$ 4,378	100.0

As a result of previous loss experiences and other the risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate total 37.7% of the loan portfolio, 62.8% of the allowance is assigned to this segment of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions.

The following table identifies amounts of loans contractually past due 30 to 89 days and non-performing loans by loan category, as well as the change from December 31, 2011 to September 30, 2012 in non-performing loans(dollars in thousands). Non-performing loans include those loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	September 30, 2012				December 31, 2011
	Non-Performing Loans					Non-Performing Loans
	30 - 89 Days Past Due	90 Days Past Due Accruing	Non-accrual	Total Non-Performing	30 - 89 Days Past Due	89 Days Past Due Accruing	Non-accrual	Total Non-Performing
Real estate:
Residential	$ 1,020	$ 142	$ 694	$ 836	$ 859	$ 99	$ 554	$ 653
Commercial	465	295	7,224	7,519	731	176	8,094	8,270
Agricultural	-	-	-	-	143	-	-	-
Construction	-	-	-	-	-	-	-	-
Consumer	57	2	-	2	93	-	-	-
Commercial and other loans	165	-	337	337	8	-	517	517
Total nonperforming loans	$ 1,707	$ 439	$8,255	$ 8,694	$ 1,834	$ 275	$ 9,165	$ 9,440

	Change in Non-Performing Loans
	September 30, 2012/ December 31, 2011
	Amount	%
Real estate:
Residential	$ 183	28.0
Commercial	(751)	(9.1)
Agricultural	-	N/A
Construction	-	N/A
Consumer	2	N/A
Commercial and other loans	(180)	(34.8)
Total nonperforming loans	$ (746)	(7.9)

For the nine month period ending September 30, 2012, we recorded a provision for loan losses of $315,000, which compares to $525,000 for the same time period in 2011.  The decrease is attributable to the decrease in non-performing loans in comparison to year end. Non-performing loans decreased $746,000 or 7.9%, from December 31, 2011 to September 30, 2012. Approximately 79.1% of the Bank’s non-performing loans are associated with the following three customer relationships:

•
A commercial customer with a total loan relationship of $5.0 million secured by 165 residential properties and one commercial building is considered non-accrual as of September 30, 2012. In the first quarter of 2011, the Company and borrower entered into a forbearance agreement to restructure the debt. The loan remained current throughout 2011 and 2012. Management continues to monitor the financial condition of this borrower and has received the 2011 financial statements and tax returns, which continue to show weakness. As a result of the loan being considered non-accrual and payments being made on the loans through September 30, 2012, there is no specific reserve allocation as of September 30, 2012.

•
A commercial customer with a relationship of approximately $969,000 is considered non-accrual as of September 30, 2012. $669,000 of the relationship is subject to USDA guarantees. The current economic conditions related to the timber industry have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and guarantees and determined that a specific reserve allocation of $116,000 was required as of September 30, 2012 based on the appraised value of collateral.

•
A commercial customer with a relationship of approximately $956,000 is considered non-accrual as of September 30, 2012. The current recessionary economic conditions have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and determined that a specific reserve allocation of $243,000 was required as of September 30, 2012 based on the appraised value of collateral. The customer has indicated a willingness to provide additional collateral in order to borrow additional funds to complete the project associated with this loan, which management is currently evaluating.

Management of the Bank believes that the allowance for loan losses is adequate, which is based on the following factors:

•	While non-performing loans are still higher than the Company’s historical levels, 56.9% of this balance is associated with one customer, whose debt is current through October 31, 2012.

•	Net and gross charge-offs continue to be low in relation to the size of the Bank’s loan portfolio and compared to our peer group.

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

Bank Owned Life Insurance

The Company purchased bank owned life insurance to offset future employee benefit costs.  As of September 30, 2012, the cash surrender value of this life insurance is $14,047,000, which has resulted in income recognized in the first nine months ended September 30, 2012 of $378,000 compared to $371,000 for the same period in 2011. The use of life insurance policies provides the Bank with an asset that will generate earnings to partially offset the current costs of benefits and eventually (at the death of the individuals) provides partial recovery of cash outflows associated with the benefits.

Premises and Equipment

Premises and equipment decreased approximately $283,000 from $11.7 million at December 31, 2011 to $11.4 million at September 30, 2012. This occurred primarily as a result of depreciation for 2012 of $454,000 offset by purchases totaling approximately $179,000.

Deposits

The following table shows the composition of deposits as of September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30,		December 31,
	2012		2011
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 84,767	11.6	$ 85,605	11.6
NOW accounts	196,510	27.0	200,897	27.4
Savings deposits	86,327	11.8	79,659	10.8
Money market deposit accounts	75,497	10.4	67,223	9.2
Certificates of deposit	286,106	39.2	300,609	41.0
Total	$ 729,207	100.0	$ 733,993	100.0

	September 30, 2012/
	December 31, 2011
	Change
	Amount	%
Non-interest-bearing deposits	$ (838)	(1.0)
NOW accounts	(4,387)	(2.2)
Savings deposits	6,668	8.4
Money market deposit accounts	8,274	12.3
Certificates of deposit	(14,503)	(4.8)
Total	$ (4,786)	(0.7)

Deposits decreased $4.8 million or 0.7%, since December 31, 2011. The decrease in deposits is a result of us lowering certificate of deposit rates to match market and competitor rates. This resulted in certain customers of the Bank withdrawing deposits from the Bank, as they looked for higher interest rates. Additionally, certain customers have transferred a portion of their deposits to the Company’s trust department. While deposits have decreased in the current year, our market continues to be positively impacted by the Marcellus Shale gas exploration activities and we have developed products specifically targeting customers that have benefited from this activity. We believe that our historical financial performance, reputation as a strong, local community bank, acquisitions of local competitors from institutions outside of our general market area and our focus on developing relationships with the local municipalities has positioned the Company as a leading financial institution within our service area with the ability to meet our customers’ needs and expectations.

As of September 30, 2012, non-interest-bearing deposits, NOW accounts, and certificates of deposit have all decreased by $838,000, $4.4 million, and $14.5 million, respectively, from December 31, 2011. Savings and money market accounts have increased $6.7 million and $8.3 million primarily as a result of transfers from other account types. The Bank currently does not have any outstanding brokered certificates of deposit.

Borrowed Funds

Borrowed funds decreased $5.9 million during the first nine months of 2012. The majority of this decrease is the result of $5.0 million of FHLB advances maturing during the first nine months. The Bank’s current strategy for borrowings is to consider replacing any maturities with five to ten year term borrowings due to the current interest rate environment, while considering loan and investment opportunities. Term loan maturities of $5.0 million in 2012 were not replaced due to excess cash on hand and limited investment and loan opportunities. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

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

In December, 2008, the Company entered into an interest rate swap agreement to convert the above mentioned floating-rate debt to fixed rate debt on a notional amount of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreement was entered into on December 17, 2008 and expires December 17, 2013.  The fair value of the interest rate swap at September 30, 2012 was a liability of $251,000 and is included within other liabilities on the Consolidated Balance Sheet.

 Stockholder’s Equity

We evaluate stockholders’ equity in relation to total assets and the risks associated with those assets.  The greater the capital resource, the more likely a corporation will meet its cash obligations and absorb unforeseen losses.  For these reasons, capital adequacy has been, and will continue to be, of paramount importance.
Total stockholders’ equity was $90.0 million at September 30, 2012 compared to $81.5 million at December 31, 2011, an increase of $8.5 million or 10.4%.  Excluding accumulated other comprehensive income, stockholder’s equity increased $7.5 million, or 9.8%.  In the first nine months of 2012, the Company had net income of $10.7 million and paid dividends of $2.6 million, representing a cash dividend payout ratio of 24.5%. We also issued a one percent stock dividend to the Company’s shareholders, which had a market value of $1.1 million at its issuance. When combined, the cash and stock dividends represent 35.1% of the Company’s net income through September 30, 2012. The Company purchased 16,931 shares of treasury stock at a weighted average cost of $37.82 per share and 3,808 shares awarded as part of the restricted stock plan at a weighted average cost of $37.10.

All of the Company’s investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments.  Accumulated other comprehensive income increased $1.0 million from December 31, 2011 as a result of market value fluctuations.

The Company has also complied with standards of being well capitalized mandated by the banking regulators. The Company’s primary regulators have established “risk-based” capital requirements designed to measure capital adequacy.  Risk-based capital ratios reflect the relative risks associated with various assets entities hold in their portfolios.  A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Company is currently reviewing the potential impact of changes to the “risk based” capital requirements that have been proposed that are known as BASEL III. The Company’s computed risk-based capital ratios are as follows (dollars in thousands):

	September 30,		December 31,
	2012		2011
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$ 89,810	17.70%	$ 82,050	16.23%
For capital adequacy purposes	40,595	8.00%	40,432	8.00%
To be well capitalized	50,744	10.00%	50,540	10.00%

Tier I capital (to risk-weighted assets)
Company	$ 83,253	16.41%	$ 75,541	14.95%
For capital adequacy purposes	20,297	4.00%	20,216	4.00%
To be well capitalized	30,446	6.00%	30,324	6.00%

Tier I capital (to average assets)
Company	$ 83,253	9.62%	$ 75,541	8.83%
For capital adequacy purposes	34,619	4.00%	34,223	4.00%
To be well capitalized	43,274	5.00%	42,779	5.00%

The Bank’s computed risk-based capital ratios are as follows (dollars in thousands):

	September 30,		December 31,
	2012		2011
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$ 85,393	16.89%	$ 77,051	15.29%
For capital adequacy purposes	40,450	8.00%	40,326	8.00%
To be well capitalized	50,562	10.00%	50,408	10.00%

Tier I capital (to risk-weighted assets)
Bank	$ 79,066	15.64%	$ 70,729	14.03%
For capital adequacy purposes	20,225	4.00%	20,163	4.00%
To be well capitalized	30,337	6.00%	30,245	6.00%

Tier I capital (to average assets)
Bank	$ 79,066	9.15%	$ 70,729	8.28%
For capital adequacy purposes	34,565	4.00%	34,166	4.00%
To be well capitalized	43,206	5.00%	42,708	5.00%

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2012 (in thousands):

Commitments to extend credit	$76,921
Standby letters of credit	5,205
$82,126

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for personal. Effective in the third quarter of 2010, overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at September 30, 2012 was $12,637,000.  The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other significant uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures, including those for potential future branches during the first nine months of 2012 were $179,000, compared to $643,000 during the same time period in 2011.  The acquisition of land for possible future expansion accounted for most of the expenditure in 2011.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short-term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $244.3 million, of which $31.3 million was outstanding at September 30, 2012. Additionally, we have a Federal funds line totaling $10.0 million from a third party bank at market rates.  This line is not drawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $14.1 million, which also is not drawn upon as of September 30, 2012. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At September 30, 2012, Citizens Financial had liquid assets of $3.0 million.

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

We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure.  Various analysis performed in the third quarter ranging from a decrease in interest rates of 100 basis points to an increase in interest rates of 500 basis points have resulted in variances over the next twelve to twenty four months that are within policy limits set by the Company’s Board of Directors.

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

 (b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. At September 30, 2012 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

7/1/12 to 7/30/12	-	-	-	139,034
8/1/12 to 8/31/12	3,350	$43.30	3,350	135,684
9/1/12 to 9/30/12	-	-	-	135,684
Total	3,350	$43.30	3,350	135,684

(1)
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
101 **
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Cash Flows (unaudited) and (v) related notes (unaudited).

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

Citizens Financial Services, Inc.

November 8, 2012	By:	/s/ Randall E. Black
Randall E. Black
President and Chief Executive Officer (Principal Executive Officer)

November 8, 2012	By:	/s/ Mickey L. Jones
Mickey L. Jones
Chief Financial Officer (Principal Accounting Officer)