Form 10-K
CITIZENS FINANCIAL SERVICES INC
filed 2013-03-07
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

■     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2012

or

□     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-13222

CITIZENS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	23-2265045
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
15 South Main Street, Mansfield, Pennsylvania	16933
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(570) 662-2121

Securities registered pursuant to Section 12(b) of the Act:	None

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
    □  Yes     ■  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $102,768,841 as of June 30, 2012.

As of February 28, 2013, there were 2,893,595 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference to the Registrant’s Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders.

Citizens Financial Services, Inc. Form 10-K INDEX
Page
PART I
ITEM 1 – BUSINESS	1 – 8
ITEM 1A – RISK FACTORS	8 – 13
ITEM 1B – UNRESOLVED STAFF COMMENTS	13
ITEM 2 – PROPERTIES	13
ITEM 3 – LEGAL PROCEEDINGS	13
ITEM 4 – MINE SAFETY DISCLOSURES	14
PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	15 – 16
ITEM 6 – SELECTED FINANCIAL DATA	17
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18 – 46
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	46
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	47 – 89
ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	90
ITEM 9A – CONTROLS AND PROCEDURES	90
ITEM 9B– OTHER INFORMATION	90
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	91
ITEM 11 – EXECUTIVE COMPENSATION	91
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	91 – 92
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	92
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES	92
PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	93 – 94
SIGNATURES	95

PART I

ITEM 1 – BUSINESS.

CITIZENS FINANCIAL SERVICES, INC.

Citizens Financial Services, Inc. (the “Company”), a Pennsylvania corporation, was incorporated on April 30, 1984 to be the holding company for First Citizens Community Bank (the “Bank”), which until 2012, and in connection with its conversion from a national bank to a Pennsylvania-chartered bank and trust company, operated under the name First Citizens National Bank. The Company is primarily engaged in the ownership and management of the Bank and the Bank’s wholly-owned insurance agency subsidiary, First Citizens Insurance Agency, Inc.

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

FIRST CITIZENS COMMUNITY BANK

The Bank’s main office is located at 15 South Main Street, Mansfield, (Tioga County) Pennsylvania.  The Bank’s primary market area consists of the Pennsylvania Counties of Bradford, Potter and Tioga in North Central Pennsylvania.  It also includes Allegany, Steuben, Chemung and Tioga Counties in Southern New York.  The economy of the Bank’s market area is diversified and includes manufacturing industries, wholesale and retail trade, service industries, family farms and the production of natural resources of gas and timber.  We are dependent geographically upon the economic conditions in north central Pennsylvania and the southern tier of New York.  In addition to the main office, the Bank has 16 other full service branch offices in its market area and loan production offices located in Clinton and Luzerne Counties in Pennsylvania.

The Bank is a full-service bank engaged in a broad range of banking activities and services for individual, business, governmental and institutional customers.  These activities and services principally include checking, savings, time and deposit accounts; residential, commercial and agricultural real estate, commercial and industrial, state and political subdivision and consumer loans; and a variety of other specialized financial services.  The Trust and Investment division of the Bank offers a full range of client investment, estate, mineral management and retirement services.

As of December 31, 2012, the Bank employed 165 full time employees and 32 part-time employees, resulting in 185 full time equivalent employees at our corporate offices and other banking locations.

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

SUPERVISION AND REGULATION

GENERAL

The Bank is subject to extensive regulation, examination and supervision by the Pennsylvania Banking Department (“PBD”) and, as a member of the Federal Reserve System, by the Board of Governors of the Federal Reserve System (the “FRB”).  Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, terms of deposit accounts, loans a bank makes, the interest rates a bank charges and collateral a bank takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches.  The Company is registered as a bank holding company and is subject to supervision and regulation by FRB under the Bank Holding Company Act of 1956, as amended (the “BHCA”).

PENNSYLVANIA BANKING LAWS

The Pennsylvania Banking Code (“Banking Code”) contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rule-making power and administrative discretion to the PBD so that the supervision and regulation of state chartered banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

Pennsylvania law also provides Pennsylvania state chartered institutions elective parity with the power of national banks, federal thrifts, and state-chartered institutions in other states as authorized by the FDIC, subject to a required notice to the PBD. The Federal Deposit Insurance Corporation Act (“FDIA”), however, prohibits state chartered banks from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the FDIC determines the activity or investment does not pose a significant risk of loss to the Deposit Insurance Fund and (2) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to the Bank by the Banking Code is restricted by the FDIA.

In April 2008, banking regulators in the States of New Jersey, New York, and Pennsylvania entered into a Memorandum of Understanding (the “Interstate MOU”) to clarify their respective roles, as home and host state regulators, regarding interstate branching activity on a regional basis pursuant to the Riegle-Neal Amendments Act of 1997. The Interstate MOU establishes the regulatory responsibilities of the respective state banking regulators regarding bank regulatory examinations and is intended to reduce the regulatory burden on state chartered banks branching within the region by eliminating duplicative host state compliance exams.  Under the Interstate MOU, the activities of branches we established in New York would be governed by Pennsylvania state law to the same extent that federal law governs the activities of the branch of an out-of-state national bank in such host states. Issues regarding whether a particular host state law is preempted are to be determined in the first instance by the PBD. In the event that the PBD and the applicable host state regulator disagree regarding whether a particular host state law is pre-empted, the PBD and the applicable host state regulator would use their reasonable best efforts to consider all points of view and to resolve the disagreement.

COMMUNITY REINVESTMENT ACT

The Community Reinvestment Act, (“CRA”), as implemented by FRB regulations, provides that the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the FRB, in connection with its examination of the Bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain corporate applications by such institution, such as mergers and branching.  The Bank’s most recent rating was “Satisfactory.”  Various consumer laws and regulations also affect the operations of the Bank.  In addition to the impact of regulation, commercial banks are affected significantly by the actions of the FRB as it attempts to control the money supply and credit availability in order to influence the economy.

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

CAPITAL ADEQUACY GUIDELINES

Federal banking agencies have issued certain “risk-based capital” guidelines, which supplemented existing capital requirements.  In addition, the FRB imposes certain “leverage” requirements on member banks such as us.  Banking regulators have authority to require higher minimum capital ratios for an individual bank or bank holding company in view of its circumstances.

The risk-based guidelines require all banks and bank holding companies to maintain two “risk-weighted assets” ratios.  The first is a minimum ratio of total capital (Tier 1 and Tier 2 capital) to risk-weighted assets equal to 8.0%; the second is a minimum ratio of Tier 1 capital to risk-weighted assets equal to 4.0%.  Assets are assigned to five risk categories, with higher levels of capital being required for the categories perceived as representing greater risk.  In making the calculation, certain intangible assets must be deducted from the capital base.  The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.

The risk-based capital rules also account for interest rate risk.  Institutions with interest rate risk exposure above a normal level would be required to hold extra capital in proportion to that risk.  A bank’s exposure to declines in the economic value of its capital due to changes in interest rates is a factor that banking agencies will consider in evaluating a bank’s capital adequacy.  The rule does not codify an explicit minimum capital charge for interest rate risk.  We currently monitor and manage our assets and liabilities for interest rate risk, and management believes that the interest rate risk rules which have been implemented and proposed will not materially adversely affect our operations.

The FRB’s “leverage” ratio rules require member banks which are rated the highest in the composite areas of capital, asset quality, management, earnings and liquidity to maintain a ratio of Tier 1 capital to “adjusted total assets” of not less than 3.0%.  For banks which are not the most highly rated, the minimum “leverage” ratio will range from 4.0% to 5.0%, or higher at the discretion of the FRB, and is required to be at a level commensurate with the nature of the level of risk of a bank’s condition and activities.

For purposes of the capital requirements, “Tier 1” or “core” capital is defined to include common shareholders’ equity and certain noncumulative perpetual preferred stock and related surplus.  “Tier 2” or “qualifying supplementary” capital is defined to include a bank’s allowance for loan and lease losses up to 1.25% of risk-weighted assets, plus certain types of preferred stock and related surplus, certain “hybrid capital instruments” and certain term subordinated debt instruments.

BASEL III PROPOSAL

In the summer of 2012, our primary federal regulators, published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the current U.S. risk-based capital rules, which are based on the international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”) which are generally referred to as “Basel I.”

One of the 2012 Capital Proposals (the “Basel III Proposal”) addresses the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios and would implement the Basel Committee’s December 2010 framework, known as “Basel III,” for strengthening international capital standards. The other proposal (the “Standardized Approach Proposal”) addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and would replace the existing Basel I-derived risk weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. Although the Basel III Proposal was proposed to come into effect on January 1, 2013, the federal banking agencies jointly announced on November 9, 2012 that they do not expect any of the proposed rules to become effective on that date. As proposed, the Standardized Approach Proposal would come into effect on January 1, 2015.

The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

It is management’s belief that, as of December 31, 2012, the Company and the Bank would meet all capital adequacy requirements under the Basel III and Standardized Approach Proposals on a fully phased-in basis if such requirements were currently effective. The regulations ultimately applicable to financial institutions may be substantially different from the Basel III final framework as published in December 2010 and the proposed rules issued in June 2012. Management will continue to monitor these and any future proposals submitted by our regulators.

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

REGULATORY RESTRICTIONS ON BANK DIVIDENDS

The Bank may not declare a dividend without approval of the FRB, unless the dividend to be declared by the Bank's Board of Directors does not exceed the total of:  (i) the Bank's net profits for the current year to date, plus (ii) its retained net profits for the preceding two years, less any required transfers to surplus.

Under Pennsylvania law, the Bank may only declare and pay dividends from its accumulated net earnings.  In addition, the Bank may not declare and pay dividends from the surplus funds that Pennsylvania law requires that it maintain.  Under these policies and subject to the restrictions applicable to the Bank, the Bank could have declared, during 2012, without prior regulatory approval, aggregate dividends of approximately $17.8 million, plus net profits earned to the date of such dividend declaration.

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

On February 7, 2011, as required by the Dodd-Frank Act, the FDIC issued final rules implementing changes to the assessment rules. The rule, which took effect April 1, 2011, changes the assessment base used for calculating deposit insurance assessments from deposits to total assets less tangible (Tier 1) capital. Since the new base is larger than the previous base, the FDIC also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. The range of adjusted assessment rates is now 2.5 to 45 basis points of the new assessment base. The rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which are thought to have greater access to nondeposit funding.

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

FEDERAL RESERVE SYSTEM

Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $71.0 million; a 10% reserve ratio is applied above $71.0 million. The first $11.5 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The amounts are adjusted annually and, for 2013, require a 3% ratio for up to $71.0 million and an exemption of $11.5 million. The Bank complies with the foregoing requirements.

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

HOLDING COMPANY REGULATION

The Company, as a bank holding company, is subject to examination, supervision, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the FRB.  The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company.  Prior FRB approval would be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company.

A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in nonbanking activities.  One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Some of the principal activities that the FRB has determined by regulation to be closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing securities brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property under certain conditions; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association.

A bank holding company that meets specified conditions, including that its depository institutions subsidiaries are “well capitalized” and “well managed,” can opt to become a “financial holding company.” A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company.  Such activities can include insurance underwriting and investment banking.  The Company does not anticipate opting for “financial holding company” status at this time.

The Company is subject to the FRB’s consolidated capital adequacy guidelines for bank holding companies.  Traditionally, those guidelines have been structured similarly to the regulatory capital requirements for the subsidiary depository institutions, but were somewhat more lenient.  For example, the holding company capital requirements allowed inclusion of certain instruments in Tier 1 capital that are not includable at the institution level.  As previously noted, the Dodd-Frank Act requires that the guidelines be amended so that they are at least as stringent as those required for the subsidiary depository institutions.  See  “—The Dodd-Frank Act.”

A bank holding company is generally required to give the FRB prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth.  The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB.  The FRB has adopted an exception to that approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The FRB has issued a policy statement regarding the payment of dividends by bank holding companies.  In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition.  The FRB’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by using available resources to provide capital funds during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary.  The Dodd-Frank Act codified the source of strength policy and requires the promulgation of implementing regulations.  Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect the ability of The Company to pay dividends or otherwise engage in capital distributions.

The Federal Deposit Insurance Act makes depository institutions liable to the Federal Deposit Insurance Corporation for losses suffered or anticipated by the insurance fund in connection with the default of a commonly controlled depository institution or any assistance provided by the Federal Deposit Insurance Corporation to such an institution in danger of default.  That law would have potential applicability if the Company ever held as a separate subsidiary a depository institution in addition to the Bank.

The status of the Company as a registered bank holding company under the Bank Holding Company Act will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

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

Changes in interest rates also affect the value of the Bank’s interest-earning assets, and in particular the Bank’s securities portfolio.  Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates.  Unrealized gains and losses on securities available for sale are reported as a separate component of shareholder equity, net of tax.  Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on shareholders’ equity.

A return of recessionary conditions in our national economy and, in particular, local economy could continue to increase our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and, in particular, our local market area as a result of our geographic concentration of lending activities. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally, and in our market area in particular. Following a national home price peak in mid-2006, falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in early 2007, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. Dramatic declines in real estate values and high levels of foreclosures resulted in significant asset write-downs by financial institutions, which have caused many financial institutions to seek additional capital, to merge with other institutions and, in some cases, to fail. While our primary market area was not affected by the recessionary conditions as much as the United States generally, our primary market area was negatively impacted by the downturn in the economy and experienced increased unemployment levels.

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

The economy in a large portion of our market areas has become increasingly influenced by the natural gas industry. Our market area is predominately centered in the Marcellus Shale natural gas exploration and drilling area.  These natural gas exploration and drilling activities have significantly impacted the overall interest in real estate in our market area due to the related lease and royalty revenues associated with it.  The natural gas activities have had a positive impact on the value of local real estate. Additionally, many of our customers provide transportation and other services and products that support natural gas exploration and production activities.  Moreover, we have experienced an increase in deposits as a result of this natural resource exploration and have developed products specifically targeting those that have benefited from this activity. Exploration and drilling of the natural gas reserves in the Marcellus Shale in our market area may be affected by federal, state and local laws and regulations such as restrictions on production, permitting, changes in taxes and environmental protection. In addition, these activities can be affected by the market price for natural gas. These factors could negatively impact our customers and, as a result, negatively impact our loan and deposit volume.  If there is a significant downturn in this industry, as a result of regulatory action or otherwise, the ability of our borrowers to repay their loans in accordance with their terms could be negatively impacted and/or reduce demand for loans. Finally, the borrowing needs of some of the residents in our market area have been limited due to the economic benefits afforded them as a result of the Marcellus Shale.  These factors could have a material adverse effect on our business, prospects, financial condition and results of operations.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers do not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. A decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulator, the FRB, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the FRB after a review of the information available at the time of its examination. Our allowance for loan losses amounted to $6.8 million, or 1.35% of total loans outstanding and 79.1% of nonperforming loans, at December 31, 2012. Our allowance for loan losses at December 31, 2012 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at December 31, 2012, we had a total of 18 loan relationships with outstanding balances that exceeded $3.0 million, 17 of which were performing according to their original terms. However, the deterioration of one or more of these loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

Our emphasis on commercial real estate, agricultural, construction and municipal lending may expose us to increased lending risks.

At December 31, 2012, we had $176.7 million in loans secured by commercial real estate, $18.0 million in agricultural loans, $12.0 million in construction loans and $59.2 million in municipal loans. Commercial real estate loans, agricultural, construction and municipal loans represented 35.2%, 3.6%, 2.4% and 11.8%, respectively, of our loan portfolio.  At December 31, 2012, we had $4.7 million of reserves specifically allocated to these loan types.  While commercial real estate, agricultural, construction and municipal loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio monthly and at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2012, our investment portfolio included available for sale investment securities with a carrying value of $300.0 million and a fair value of $310.3 million, which included unrealized losses on 25 securities totaling $344,000.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down theses securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Income from secondary mortgage market operations is volatile, and we may incur losses or charges with respect to our secondary mortgage market operations which would negatively affect our earnings.

We generally sell in the secondary market the longer term fixed-rate residential mortgage loans that we originate, earning non-interest income in the form of gains on sale. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans available for sale. In addition to interest rate levels, weak or deteriorating economic conditions also tend to reduce loan demand. Although we sell loans in the secondary market without recourse, we are required to give customary representations and warranties to the buyers. If we breach those representations and warranties, the buyers can require us to repurchase the loans and we may incur a loss on the repurchase. Because we generally retain the servicing rights on the loans we sell in the secondary market, we are required to record a mortgage servicing right asset, which we test annually for impairment. The value of mortgage servicing rights tends to increase with rising interest rates and to decrease with falling interest rates. If we are required to take an impairment charge on our mortgage servicing rights our earnings would be adversely affected.

The Company’s financial condition and results of operations are dependent on the economy in the Bank’s market area.

The Bank’s primary market area consists of the Pennsylvania Counties of Bradford, Potter, and Tioga in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga Counties in Southern New York.  As of December 31, 2012, management estimates that approximately 92.8% of deposits and 81.6% of loans came from households whose primary address is located in the Bank’s market area.  Because of the Bank’s concentration of business activities in its market area, the Company’s financial condition and results of operations depend upon economic conditions in its market area.  Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.  Conditions such as inflation, recession, unemployment, high interest rates and short money supply and other factors beyond our control may adversely affect our profitability.  We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the States of Pennsylvania and New York could adversely affect the value of our assets, revenues, results of operations and financial condition.  Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Financial reform legislation enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act has and will continue to change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires the FRB to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months of the date of enactment of the Dodd-Frank Act that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

The Bank is subject to extensive regulation, supervision and examination by the FRB and the PDB, our chartering authorities, and by the FDIC, as insurer of its deposits.  The Company is subject to regulation and supervision by the FRB.  Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of the Bank.  The regulation and supervision by the FRB, PDB and the FDIC are not intended to protect the interests of investors in the Company’s common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Strong competition within the Bank’s market area could hurt profits and slow growth.

The Bank faces intense competition both in making loans and attracting deposits.  This competition has made it more difficult for the Bank to make new loans and at times has forced the Bank to offer higher deposit rates.  Price competition for loans and deposits might result in the Bank earning less on loans and paying more on deposits, which would reduce net interest income.  Competition also makes it more difficult to increase loans and deposits.  As of June 30, 2012, which is the most recent date for which information is available, for those counties in which the Bank has branches, we held 34.4% of the deposits in Bradford, Potter and Tioga Counties, Pennsylvania, which was the second largest share of deposits out of eight financial institutions with offices in the area, and 7.3% of the deposits in Allegany County, New York, which was the third largest share of deposits out of five financial institutions with offices in this area.  Competition also makes it more difficult to hire and retain experienced employees.  Some of the institutions with which the Bank competes have substantially greater resources and lending limits than the Bank has and may offer services that the Bank does not provide.  Management expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  The Bank’s profitability depends upon its continued ability to compete successfully in its market area.

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

Our ability to pay dividends to our shareholders largely depends on our receipt of dividends from the Bank. The amount of dividends that the Bank may pay to us is limited by federal and state laws and regulations. We also may decide to limit the payment of dividends even when we have the legal ability to pay them in order to retain earnings for use in our business.

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

We are subject to certain risks in connection with our use of technology

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, our deposits, and our loans. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have a security impact.

In addition, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our confidential or other information or the confidential or other information of our customers, clients, or counterparties. If one or more of such events were to occur, the confidential and other information processed and stored in, and transmitted through, our computer systems and networks could potentially be jeopardized, or could otherwise cause interruptions or malfunctions in our operations or the operations of our customers, clients, or counterparties. This could cause us significant reputational damage or result in our experiencing significant losses.

Furthermore, we may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. Also, we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance we maintain.

In addition, we routinely transmit and receive personal, confidential, and proprietary information by e-mail and other electronic means. We have discussed and worked with our customers, clients, and counterparties to develop secure transmission capabilities, but we do not have, and may be unable to put in place, secure capabilities with all of these constituents, and we may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of such information. Any interception, misuse, or mishandling of personal, confidential, or proprietary information being sent to or received from a customer, client, or counterparty could result in legal liability, regulatory action, and reputational harm, and could have a significant adverse effect on our competitive position, financial condition, and results of operations.

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

The net book value of owned banking facilities and leasehold improvements totaled $10,774,000 as of December 31, 2012.  The properties are adequate to meet the needs of the employees and customers. We have equipped all of our facilities with current technological improvements for data processing.

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

			Dividends			Dividends
	2012		declared	2011		declared
	High	Low	per share	High	Low	per share
First quarter	$ 36.39	$ 33.42	$ 0.295	$ 45.00	$ 35.00	$ 0.260
Second quarter	41.09	35.64	0.300	38.01	36.50	0.265
Third quarter	46.00	39.31	0.300	40.00	33.00	0.265
Fourth quarter	46.01	41.75	0.685	36.65	32.75	0.370

The Company has paid dividends since April 30, 1984, the effective date of our formation as a bank holding company. The dividends paid in 2012 include an acceleration of 2013’s first quarter dividend, which amounted to $0.38 per share. The dividend was accelerated to benefit the Company’s shareholders that could have been significantly impacted by issues in Washington D.C. regarding the very complex fiscal cliff tax issues that were not resolved until the final hours of 2012. The Company's Board of Directors expects that comparable cash dividends will continue to be paid by the Company in the future; however, future dividends necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors in existence at the time the Board of Directors considers a dividend policy. Cash available for dividend distributions to stockholders of the Company comes primarily from dividends paid to the Company by the Bank. Therefore, restrictions on the ability of the Bank to make dividend payments are directly applicable to the Company.  Under the Pennsylvania Business Corporation Law of 1988, the Company may pay dividends only if, after payment, the Company would be able to pay debts as they become due in the usual course of our business and total assets will be greater than the sum of total liabilities.  These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions. Also see “Supervision and Regulation – Regulatory Restrictions on Bank Dividends,” “Supervision and Regulation – Holding Company Regulation,” and “Note 15 – Regulatory Matter” to the consolidated financial statements.

The Company distributed a 1% stock dividend on July 27, 2012 to all shareholders of record as of July 20, 2012.

As of February 28, 2013, the Company had approximately 1,555 stockholders of record.  The computation of stockholders of record excludes investors whose shares were held for them by a bank or broker at that date. The following table presents information regarding the Company’s stock repurchases during the three months ended December 31, 2012:

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

10/1/12 to 10/31/12	-	-	-	135,685
11/1/12 to 11/30/12	16,111	$43.92	16,111	119,574
12/1/12 to 12/31/12	-	-	-	119,574
Total	16,111	$43.92	16,111	119,574

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

Set forth below is a line graph comparing the yearly dollar changes in the cumulative shareholder return on the Company’s common stock against the cumulative total return of the S&P 500 Stock index, NASDAQ Bank Index, and SNL Mid-Atlantic Bank Index for the period of six fiscal years assuming the investment of $100.00 on December 31, 2006 and assuming the reinvestment of dividends. The shareholder return shown on the graph below is not necessarily indicative of future performance and was obtained from SNL Financial LC, Charlottesville, VA.

		Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Citizens Financial Services, Inc.	100.00	93.40	96.45	134.90	203.38	197.59	258.60
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76	114.56
SNL Bank NASDAQ	100.00	78.51	57.02	46.25	54.57	48.42	57.71
SNL Mid-Atlantic Bank	100.00	75.62	41.66	43.85	51.16	38.43	51.49
SNL Bank $500M-$1B	100.00	80.13	51.35	48.90	53.38	46.96	60.21

ITEM 6 - SELECTED FINANCIAL DATA.

The following table sets forth certain financial data as of and for each of the years in the five year period ended December 31, 2012:

(in thousands, except share data)	2012	2011	2010	2009	2008
Interest income	$ 38,085	$ 38,293	$ 39,000	$ 38,615	$ 37,238
Interest expense	7,659	9,683	11,340	13,231	14,058
Net interest income	30,426	28,610	27,660	25,384	23,180
Provision for loan losses	420	675	1,255	925	330
Net interest income after provision
for loan losses	30,006	27,935	26,405	24,459	22,850
Non-interest income	7,233	6,582	6,197	5,959	5,325
Investment securities gains (losses), net	604	334	99	139	(4,089)
Non-interest expenses	19,297	18,409	18,043	18,010	15,957
Income before provision for income taxes	18,546	16,442	14,658	12,547	8,129
Provision for income taxes	4,331	3,610	3,156	2,683	1,224
Net income	$ 14,215	$ 12,832	$ 11,502	$ 9,864	$ 6,905

Per share data:
Net income – Basic (1)	$ 4.88	$ 4.36	$ 3.90	$ 3.33	$ 2.33
Net income - Diluted (1)	4.88	4.36	3.90	3.33	2.33
Cash dividends declared (1)	1.58	1.15	1.07	1.00	0.95
Stock dividend	1%	1%	1%	1%	1%
Book value (1) (2)	29.27	26.11	22.93	20.12	17.82

End of Period Balances:
Total assets	$ 882,427	$ 878,567	$ 812,526	$ 729,477	$ 668,612
Total investments	310,252	318,823	251,303	198,582	174,139
Loans	502,463	487,509	473,517	456,384	432,814
Allowance for loan losses	6,784	6,487	5,915	4,888	4,378
Total deposits	737,096	733,993	680,711	605,559	546,680
Total borrowings	46,126	53,882	55,996	54,115	61,204
Stockholders' equity	89,475	81,468	68,690	61,527	52,770

Key Ratios
Return on assets (net income to average total assets)	1.62%	1.52%	1.50%	1.42%	1.13%
Return on equity (net income to average total equity)	17.48%	17.86%	18.13%	17.65%	13.51%
Equity to asset ratio (average equity to average total assets,
excluding other comprehensive income)	9.26%	8.49%	8.25%	8.02%	8.33%
Net interest margin	3.99%	3.94%	4.19%	4.23%	4.36%
Efficiency	46.10%	46.23%	47.96%	51.91%	50.91%
Dividend payout ratio (dividends declared divided by net income)	32.37%	26.30%	27.50%	29.92%	40.77%
Tier 1 leverage	9.70%	8.83%	8.32%	8.15%	7.91%
Tier 1 risk-based capital	16.21%	14.94%	13.72%	12.69%	12.02%
Total risk-based capital	17.50%	16.23%	14.97%	13.77%	13.06%
Nonperforming assets/total loans	1.83%	2.11%	2.80%	1.55%	0.73%
Nonperforming loans/total loans	1.71%	1.94%	2.65%	1.48%	0.60%
Allowance for loan losses/total loans	1.35%	1.33%	1.25%	1.07%	1.01%
Net charge-offs/average loans	0.02%	0.02%	0.05%	0.09%	0.04%

(1) Amounts were retroactively adjusted to reflect stock dividends.
(2) Calculation excludes accumulated other comprehensive income.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our Company currently engages in the general business of banking throughout our service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung, and Tioga counties in Southern New York. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 20 banking facilities, 17 of which operate as bank branches.  In Pennsylvania, these offices are located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Wellsboro Weis Market store and the Mansfield Wal-Mart Super Center.  In New York, our office is in Wellsville.  We also have loan production offices in Lock Haven and Dallas, Pennsylvania.

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

Regulatory risk represents the possibility that a change in law, regulations or regulatory policy may have a material effect on the business of the Company and its subsidiary.  We cannot predict what legislation might be enacted or what regulations might be adopted, or if adopted, the effect thereof on our operations.  We cannot anticipate additional requirements or additional compliance efforts regarding the Bank Secrecy Act, Dodd-Frank Act or USA Patriot Act, or regulatory burdens regarding the ever increasing information theft and fraudulent activities impacting our customers and the banking industry in general.

Readers should carefully review the risk factors described in other documents our Company files with the SEC, including the annual reports on Form 10-K, the quarterly reports on Form 10-Q and any current reports on Form 8-K filed by us.

TRUST AND INVESTMENT SERVICES; OIL AND GAS SERVICES

Our Investment and Trust Division is committed to helping our customers meet their financial goals.  The Trust Division offers professional trust administration, investment management services, estate planning and administration, custody of securities and individual retirement accounts.  Assets held by the Bank in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Bank. As of December 31, 2012 and 2011, non-deposit investment products under management totaled $92.0 million and $78.1 million, respectively.  Additionally, as summarized in the table below, the Trust Department had assets under management as of December 31, 2012 and 2011 of $105.6 million and $94.7 million, respectively.  The increase in assets under management is due to changing market valuations of approximately $5.9 million and net new additions of accounts of $5.0 million.

(market values - in thousands)	2012	2011
INVESTMENTS:
Bonds	$ 18,848	$ 20,688
Stock	23,811	21,500
Savings and Money Market Funds	15,521	18,411
Mutual Funds	46,106	32,780
Mortgages	558	723
Real Estate	670	570
Miscellaneous	40	-
Cash	-	-
TOTAL	$ 105,554	$ 94,672
ACCOUNTS:
Trusts	27,313	27,485
Guardianships	982	648
Employee Benefits	37,588	33,022
Investment Management	39,647	30,623
Custodial	24	2,894
TOTAL	$ 105,554	$ 94,672

Our financial consultants offer full service brokerage services throughout the Bank’s market area.  Appointments can be made at any Bank branch.  The financial consultants provide financial planning which includes mutual funds, annuities, health and life insurance.  These products are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.

In addition to the trust and investment services offered we have created an oil and gas division, which serves as a network of experts to assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management.  We have partnered with a professional firm to provide mineral management expertise and services to customers in our market who have been impacted by the Marcellus Shale exploration and drilling activities. Through this relationship, we are able to assist customers negotiate lease payments and royalty percentages, resolve leasing issues, account for and ensure the accuracy of royalty checks, distribute revenue to satisfy investment objectives and provide customized reports outlining payment and distribution information.

RESULTS OF OPERATIONS

Net income for the twelve months ended December 31, 2012 was $14,215,000, which represents an increase of $1,383,000, or 10.8%, when compared to the 2011 related period.  Net income for the twelve months ended December 31, 2011 was $12,832,000, which represents an increase of $1,330,000, or 11.6%, when compared to the 2010 related period.  Basic and diluted earnings per share were $4.88, $4.36, and $3.90 for the years ended 2012, 2011 and 2010, respectively.

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

The following table sets forth our Company’s average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created:

	Analysis of Average Balances and Interest Rates (1)
	2012			2011				2010
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	14,439	21	0.15	30,508	81	0.27	31,495	90	0.29
Total short-term investments	14,439	21	0.15	30,508	81	0.27	31,495	90	0.29
Investment securities:
Taxable	226,424	4,592	2.03	198,908	4,630	2.33	147,242	4,923	3.34
Tax-exempt (3)	94,221	5,608	5.95	90,794	5,555	6.12	69,928	4,463	6.38
Total investment securities	320,645	10,200	3.18	289,702	10,185	3.52	217,170	9,386	4.32
Loans:
Residential mortgage loans	183,408	11,746	6.40	181,394	12,396	6.83	192,294	13,666	7.11
Construction loans	10,746	605	5.63	7,043	437	6.20	9,548	588	6.16
Commercial & agricultural loans	235,073	14,699	6.25	223,586	14,297	6.39	208,596	13,903	6.67
Loans to state & political subdivisions	57,247	2,680	4.68	52,113	2,709	5.20	46,719	2,750	5.89
Other loans	10,348	871	8.42	10,836	921	8.49	11,463	994	8.67
Loans, net of discount (2)(3)(4)	496,822	30,601	6.16	474,972	30,760	6.48	468,620	31,901	6.81
Total interest-earning assets	831,906	40,822	4.91	795,182	41,026	5.16	717,285	41,377	5.77
Cash and due from banks	3,736			9,996			9,537
Bank premises and equipment	11,560			12,121			12,659
Other assets	30,782			28,816			29,311
Total non-interest earning assets	46,078			50,933			51,507
Total assets	877,984			846,115			768,792
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	200,486	791	0.39	190,810	919	0.48	155,157	1,020	0.66
Savings accounts	84,558	165	0.20	71,205	195	0.27	55,241	166	0.30
Money market accounts	73,102	316	0.43	57,742	299	0.52	46,878	259	0.55
Certificates of deposit	290,710	4,841	1.67	312,284	6,531	2.09	320,504	8,115	2.53
Total interest-bearing deposits	648,856	6,113	0.94	632,041	7,944	1.26	577,780	9,560	1.65
Other borrowed funds	52,484	1,546	2.95	55,483	1,739	3.13	54,071	1,780	3.29
Total interest-bearing liabilities	701,340	7,659	1.09	687,524	9,683	1.41	631,851	11,340	1.79
Demand deposits	85,890			79,086			65,654
Other liabilities	9,430			7,637			7,841
Total non-interest-bearing liabilities	95,320			86,723			73,495
Stockholders' equity	81,324			71,868			63,446
Total liabilities & stockholders' equity	877,984			846,115			768,792
Net interest income		33,163			31,343			30,037
Net interest spread (5)			3.82%			3.75%			3.98%
Net interest income as a percentage
of average interest-earning assets			3.99%			3.94%			4.19%
Ratio of interest-earning assets
to interest-bearing liabilities			119%			116%			114%

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

Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the 34% Federal statutory rate.  Accordingly, tax equivalent adjustments for investments and loans have been made accordingly to the previous table for the years ended December 31, 2012, 2011 and 2010, respectively (in thousands):

	2012	2011	2010
Interest and dividend income from investment
securities and short-term investments (non-tax adjusted)	$ 8,315	$ 8,377	$ 7,958
Tax equivalent adjustment	1,906	1,889	1,518
Interest and dividend income from investment
securities and short-term investments (non-tax adjusted)	$ 10,221	$ 10,266	$ 9,476

	2012	2011	2010
Interest and fees on loans (non-tax adjusted)	$ 29,770	$ 29,916	$ 31,042
Tax equivalent adjustment	831	844	859
Interest and fees on loans (tax equivalent basis)	$ 30,601	$ 30,760	$ 31,901

	2012	2011	2010
Total interest income	$ 38,085	$ 38,293	$ 39,000
Total interest expense	7,659	9,683	11,340
Net interest income	30,426	28,610	27,660
Total tax equivalent adjustment	2,737	2,733	2,377
Net interest income (tax equivalent basis)	$ 33,163	$ 31,343	$ 30,037

The following table shows the tax-equivalent effect of changes in volume and rates on interest income and expense (in thousands):

Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis (1)

	2012 vs. 2011 (1)			2011 vs. 2010 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ (32)	$ (28)	$ (60)	$ (3)	$ (6)	$ (9)
Investment securities:
Taxable	598	(636)	(38)	1,446	(1,739)	(293)
Tax-exempt	189	(136)	53	1,268	(176)	1,092
Total investment securities	787	(772)	15	2,714	(1,915)	799
Total investment income	755	(800)	(45)	2,711	(1,921)	790
Loans:
Residential mortgage loans	140	(790)	(650)	(757)	(513)	(1,270)
Construction loans	204	(36)	168	(155)	4	(151)
Commercial & agricultural loans	706	(304)	402	906	(512)	394
Loans to state & political subdivisions	253	(282)	(29)	300	(341)	(41)
Other loans	(42)	(8)	(50)	(54)	(19)	(73)
Total loans, net of discount	1,261	(1,420)	(159)	240	(1,381)	(1,141)
Total Interest Income	2,016	(2,220)	(204)	2,951	(3,302)	(351)
Interest Expense:
Interest-bearing deposits:
NOW accounts	49	(177)	(128)	205	(306)	(101)
Savings accounts	55	(85)	(30)	42	(13)	29
Money Market accounts	45	(28)	17	55	(15)	40
Certificates of deposit	(428)	(1,262)	(1,690)	(203)	(1,381)	(1,584)
Total interest-bearing deposits	(279)	(1,552)	(1,831)	99	(1,715)	(1,616)
Other borrowed funds	(91)	(102)	(193)	48	(89)	(41)
Total interest expense	(370)	(1,654)	(2,024)	147	(1,804)	(1,657)
Net interest income	$ 2,386	$ (566)	$ 1,820	$ 2,804	$ (1,498)	$ 1,306

 (1) The portion of total change attributable to both volume and rate changes, which cannot be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

2012 vs. 2011

Tax equivalent net interest income for 2012 was $33,163,000 compared with $31,343,000 for 2011, an increase of $1,820,000 or 5.8%. Total interest income decreased $204,000, as total investment income decreased $45,000 and loan interest income decreased $159,000.  The largest driver of the increase in net interest income was interest expense, as it decreased $2,024,000 from 2011.

Total tax equivalent interest income from investment securities increased $15,000 in 2012 from 2011.  The average balance of investment securities increased $30.9 million, which had an effect of increasing interest income by $787,000 due to volume.  The average tax-effected yield on our investment portfolio decreased from 3.52% in 2011 to 3.18% in 2012.  This had the effect of decreasing interest income by $772,000 due to rate, the majority of which was related to taxable securities whose yield decreased from 2.33% in 2011 to 2.03% in 2012. Due to the Federal Reserve announcement that rates would likely remain extremely low through late 2014, the Company’s investment strategy changed in 2012 compared to the strategy in place in 2011. The previous strategy employed by the Company had resulted in a relatively short duration in the investment portfolio. As a result of the Federal Reserve’s commitment to a low rate policy, the Company implemented a strategy to increase portfolio duration through the purchase of certain mortgage backed securities and longer term agencies to provide additional interest income. This strategy maintained a defensive posture to future rising rates by selecting securities that had limited extension risk.  By increasing duration with defensive securities the Bank was able to increase interest income with minimal additional interest rate risk. As part of implementing this strategy, in the first quarter of 2012, the Company purchased certain investment securities utilizing overnight borrowings, which were repaid in the second quarter as other investment securities matured or were called. We believe this strategy, while having a positive impact on 2012 earnings, will also provide us with cash flows in the next two to five years to reinvest when and if investment opportunities improve.

In total, loan interest income decreased $159,000 in 2012 from 2011.  The average balance of our loan portfolio increased by $21.9 million in 2012 compared to 2011, which resulted in an increase in interest income of $1,261,000 due to volume.  Offsetting this was a decrease in average yield on total loans from 6.48% in 2011 to 6.16% in 2012 resulting in a decrease in interest income of $1,420,000 due to rate.

Specifically, interest income on residential mortgage loans decreased $650,000. The majority of the decrease is a result of decrease of $790,000 attributable to rate as the average yield on residential mortgages decreased from 6.83% in 2011 to 6.40% in 2012. This was offset by an increase due to volume of $140,000, as the average balance of residential mortgage loans increased $2.0 million.  Due to continued, historically low mortgage interest rates on conforming mortgages throughout 2012, the Company decided to sell most conforming mortgage loans originated by the Bank to minimize interest rate risk in rising rate environments.  During 2012, conforming loans totaling $37,398,000 were originated and sold due to the continuing historically low residential mortgage rates offered during 2012. Currently, all loans sold by the Bank are sold without recourse, while retaining the servicing rights for the loans sold.

The average balance of construction loans increased $3.7 million from 2011 to 2012, which had a positive impact of $204,000 on interest income. This was offset by a decrease due to a reduction in yield of $36,000 as the average yield on construction loans decreased from 6.2% in 2011 to 5.63% in 2012. The average balance of commercial and agricultural loans increased $11.5 million from 2011 to 2012 which had a positive impact of $706,000 on total interest income due to volume.  We continue to focus on this segment of the loan portfolio, utilizing an experienced lending staff capable of servicing and solving our customers’ lending needs.  Offsetting these increases, the average yield on commercial and agricultural loans decreased from 6.39% in 2011 to 6.25% in 2012, decreasing interest income by $304,000. The decreasing yield was the result of competitive pressures to obtain and retain quality credits in the current economic environment. The average balance of loans to state and political subdivisions increased $5.1 million from 2012 to 2011 primarily as a result of municipalities in our area that continued to borrow funds to ensure compliance with U.S. Environmental Protection Agency laws and regulations impacting the Chesapeake Bay watershed. This had a positive impact of $253,000 on total interest income due to volume. Offsetting this, the average tax equivalent yield on loans to state and political subdivisions decreased from 5.20% in 2011 to 4.68% in 2012, decreasing interest income by $282,000. The decreasing yield was largely due to competitive pressures to obtain and retain quality credits in the current economic environment.

Total interest expense decreased $2,024,000 in 2012 compared to 2011.  The decrease is primarily attributable to a change in average rate from 1.41% in 2011 to 1.09% in 2012, which had the effect of decreasing interest expense by $1,654,000. The continued low interest rate environment prompted by the Federal Reserve and current economic conditions had the effect of decreasing our short-term borrowing costs as well as rates on all deposit products. While the Company’s rates on deposit products are below historical averages they are competitive with rates paid by other institutions in the marketplace. The average balance of interest bearing liabilities increased $13.8 million from 2011 to 2012. While in total the average balance liabilities increased, certificates of deposit and other borrowed funds decreased $21.6 million and $3.0 million, respectively, which resulted a decrease in interest expense due to volume of $370,000.

The average balance of certificates of deposit decreased $21.6 million causing a decrease in interest expense of $428,000.  In addition, there was a decrease in the average rate on certificates of deposit from 2.09% to 1.67% resulting in a decrease in interest expense of $1,262,000.  The average balance of other borrowed funds decreased $3.0 million causing a decrease in interest expense of $91,000. In addition, there was a decrease in the average rate on other borrowed funds from 3.13% to 2.95% resulting in a decrease in interest expense of $102,000.

Our net interest spread for 2012 was 3.82% compared to 3.75% in 2011.  The current economic situation has resulted in a flattening of the short term portion of the yield curve. Should long-term interest rates move in such a way that results in a further flattened or inverted yield curve, we would anticipate additional pressure on our margin.

2011 vs. 2010

Tax equivalent net interest income for 2011 was $31,343,000 compared with $30,037,000 for 2010, an increase of $1,306,000 or 4.3%. Most of this increase was due to a decrease in interest expense of $1,657,000. The average rate on interest bearing liabilities decreased from 1.79% to 1.41% in 2011, which had the effect of decreasing interest expense by $1,804,000. The increased volume of interest-bearing liabilities of $55.7 million generated an increase in interest expense of $147,000. The increased volume of interest earning assets of $77.9 million generated an increase in interest income of $2,951,000.  The average rate on interest earning assets decreased from 5.77% in 2010 to 5.16% in 2011, which had the effect of decreasing interest income by $3,302,000.

Total tax equivalent interest income from investment securities increased $799,000 in 2011 from 2010.  The average balance of investment securities increased $72.5 million, which had an effect of increasing interest income by $2,714,000 due to volume.  The average tax-effected yield on our investment portfolio decreased from 4.32% in 2010 to 3.52% in 2011.  This had the effect of decreasing interest income by $1,915,000 due to rate, the majority of which was related to taxable securities whose yield decreased from 3.34% in 2010 to 2.33% in 2011. The Company’s strategy in 2011 was to invest available funds primarily in shorter-term, one-time callable agency securities that offer higher coupon rates, as well as agency securities that mature in two to four years and longer term municipal securities. During 2011 as part of this strategy, we purchased $125.8 million of U.S. agency obligations and $27.9 million of municipal obligations.  While this strategy resulted in a decrease in the overall yield on our investments, it was implemented to stabilize the effective duration and average life of the portfolio in an upward rate environment.

Loan income decreased $1.1 million in 2011 from 2010.  The average balance of our loan portfolio increased by $6.4 million in 2011 compared to 2010 resulting in an increase in interest income of $240,000 due to volume.  Offsetting this was a decrease in yield on total loans from 6.81% in 2010 to 6.48% in 2011 resulting in a decrease in interest income of $1,381,000 due to rate.

Interest income on residential mortgage loans decreased $1,270,000, of which $757,000 was due to volume and $513,000 was due to rate. The average balance decreased $10.9 million due to the fact that more customers are qualifying for conforming loans which the Bank  typically sells, and local economic conditions related to the exploration of the Marcellus Shale, which reduced the borrowing needs of some of the residents in our primary market. Due to the lower rates typically associated with conforming mortgages, the Company sold a majority to minimize interest rate risk in rising rate environments. During 2011, conforming loans totaling $9,583,000 were originated and sold due to the continuing historically low residential mortgage rates offered during 2011. The average balance of construction loans decreased $2.5 million from 2010 to 2011. This had a negative impact of $155,000 on total interest income. The average balance of commercial and agricultural loans increased $15.0 million from 2010 to 2011.This had a positive impact of $906,000 on total interest income due to volume. Offsetting this, the average yield on commercial and agricultural loans decreased from 6.67% in 2010 to 6.39% in 2011, decreasing interest income by $512,000. The average balance of loans to state and political subdivisions increased $5.4 million from 2011 to 2010 primarily as a result of municipalities in our area borrowing funds to ensure compliance with U.S. Environmental Protection Agency laws and regulations impacting the Chesapeake Bay watershed. This had a positive impact of $300,000 on total interest income due to volume. Offsetting this, the average tax equivalent yield on loans to state and political subdivisions decreased from 5.89% in 2010 to 5.20% in 2011, decreasing interest income by $341,000.

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

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2012, we recorded a provision for loan losses of $420,000, which represents a decrease of $255,000 or 37.8% over the same time period in 2011.  The decrease in the provision for loan losses is the result of improving conditions of the Company’s loan portfolio and the current economic conditions in the Company’s primary market place, as of December 31, 2012, which have impacted management's quarterly review of the allowance for loan losses (see also “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

For the year ended December 31, 2011, we recorded a provision for loan losses of $675,000, which represents a decrease of $580,000 or 46.2% over the same time period in 2010.  The decrease in the provision for loan losses was the result of improved conditions in the Company’s loan portfolio compared to 2010.

NON-INTEREST INCOME

The following table reflects non-interest income by major category for the periods ended December 31 (dollars in thousands):

	2012	2011	2010
Service charges	$ 4,475	$ 4,380	$ 3,997
Trust	644	665	542
Brokerage and insurance	392	352	439
Investment securities gains, net	604	334	99
Gains on loans sold	759	208	341
Earnings on bank owned life insurance	507	498	504
Other	456	479	374
Total	$ 7,837	$ 6,916	$ 6,296

	2012/2011		2011/2010
	Change		Change
	Amount	%	Amount	%
Service charges	$ 95	2.2	$ 383	9.6
Trust	(21)	(3.2)	123	22.7
Brokerage and insurance	40	11.4	(87)	(19.8)
Investment securities gains, net	270	80.8	235	237.4
Gains on loans sold	551	264.9	(133)	(39.0)
Earnings on bank owned life insurance	9	1.8	(6)	(1.2)
Other	(23)	(4.8)	105	28.1
Total	$ 921	13.3	$ 620	9.8

2012 vs. 2011

Non-interest income increased $921,000 in 2012 from 2011, or 13.3%.  We recorded investment securities gains totaling $604,000 compared with net gains of $334,000 in 2011. During 2012, we elected to sell four agency securities, thirteen mortgage backed securities, portions of an equity security and one municipal security for total gains of $604,000 due to favorable market conditions. During 2011, we elected to sell three agency securities, thirteen mortgage backed securities, portions of two equity securities and one municipal security for total gains of $461,000. We sold three municipal bonds, one equity security and one mortgage backed security for losses totaling $73,000. Additionally, we recorded an other than temporary impairment charge of $54,000 related to one equity security due to the magnitude of the loss in relation to the security’s cost basis.

Gains on loans sold increased $551,000 compared to last year, which is the result of the increased level of refinancing done in 2012 versus 2011. During 2012, due to the low rate interest rate environment, the Company sold $36.7 million of loans on the secondary market generating gains compared to $9.8 million of loans in 2011. Trust income decreased slightly in 2012 from 2011 due to a large estate settling in 2011 that resulted in significant revenues.

Service charge income increased by $95,000 in 2012 compared to 2011 and continues to be the Company’s primary source of non-interest income. Service charge fees related to customers’ usage of their debit cards increased by $49,000 and continues to become a larger percentage of service charge income as the Company is encouraging its customers to use their debit cards for making purchases by providing a deposit product that rewards customers for their usage. ATM income increased $31,000 in 2012 compared to 2011 due to a rate increase implemented midway through 2011 and additional usage of the Company’s ATM machines by non-customers. Part of the increased usage by non-customers is associated with an influx of temporary workers working for companies’ associated with the exploration of the Marcellus Shale who have not established permanent residency in the Company’s primary market. Finally, there was an increase in fees charged to customers for non-sufficient funds of $19,000. Management continues to monitor regulatory changes including the Dodd-Frank Act to determine the level of impact that these regulations will have on the Company.

2011 vs. 2010

Non-interest income increased $620,000 in 2011 from 2010, or 9.8%.  We recorded investment securities gains totaling $334,000 compared with net gains of $99,000 in 2010. During 2011, we elected to sell three agency securities, thirteen mortgage backed securities, portions of two equity securities and one municipal security for total gains of $461,000. We also sold three municipal bonds, one equity security and one mortgage backed security for losses totaling $73,000. We also recorded an other than temporary impairment charge of $54,000 related to one equity security due to the magnitude of the loss in relation to the security’s cost basis. During 2010, we elected to sell one U.S. Treasury note, three agency securities and one mortgage backed security for total gains of $99,000.  There were no sales in 2010 that resulted in a realized loss.

Service charge income increased by $383,000 in 2011 compared to 2010. Service charge fees related to customers’ usage of their debit cards increased by $333,000. ATM income increased $62,000 in 2011 compared to 2010. This was offset by a decrease in fees charged to customers for non-sufficient funds of $21,000. The decrease in fees charged to customers for non-sufficient funds was the result of changes to Regulation E effective for all of 2011 compared to only a portion of 2010.

Gains on loans sold decreased $133,000 compared to 2010, which is the result of the reduced level of refinancing done in 2011 versus 2010. Trust income increased in 2011 from 2010 due to a large estate settling in 2011. Other income increased $105,000 as a result of additional transferring the brokerage platform to a new vendor that resulted in other income of $38,000 to make up for any lost sales during the conversion and to cover certain conversion costs, and $37,000 of commissions by offering FHA and VA mortgage loans through a third party. Brokerage and insurance revenue decreased by $87,000 in 2011, as customers purchased fewer insurance products and performed fewer trades due the volatility experienced in the stock markets in 2011.

Non-interest Expenses

The following tables reflect the breakdown of non-interest expense by major category for the periods ended December 31 (dollars in thousands):

	2012	2011	2010
Salaries and employee benefits	$ 11,018	$ 9,996	$ 9,850
Occupancy	1,265	1,331	1,219
Furniture and equipment	411	449	454
Professional fees	891	744	681
FDIC insurance	468	592	950
ORE expenses	164	396	310
Pennsylvania shares tax	602	541	540
Other	4,478	4,360	4,039
Total	$ 19,297	$ 18,409	$ 18,043

	2012/2011		2011/2010
	Change		Change
	Amount	%	Amount	%
Salaries and employee benefits	$ 1,022	10.2	$ 146	1.5
Occupancy	(66)	(5.0)	112	9.2
Furniture and equipment	(38)	(8.5)	(5)	(1.1)
Professional fees	147	19.8	63	9.3
FDIC insurance	(124)	(20.9)	(358)	(37.7)
ORE expenses	(232)	(58.6)	86	27.7
Pennsylvania shares tax	61	11.3	1	0.2
Other	118	2.7	321	7.9
Total	$ 888	4.8	$ 366	2.0

2012 vs. 2011

Non-interest expenses for 2012 totaled $19,297,000 which represents an increase of $888,000, compared with 2011 costs of $18,409,000.  Salary and benefit costs increased $1,022,000.  Base salaries and related payroll taxes increased $574,000, primarily due to merit increases and additional head count as a result of implementing portions of the Company’s strategic and expansion plans.  Full time equivalent staffing was 181 and 174 employees for 2012 and 2011, respectively. Incentive costs increased $38,000 compared to 2011 primarily due to the attainment of certain corporate goals and objectives.  Insurance costs for employees increased by $304,000 as a result of claims experience. Retirement expenses increased $94,000 compared to 2011 as a result of actuarial changes in the pension plan and increased salary levels utilized in the calculation of the supplemental executive retirement plan.

FDIC insurance decreased $124,000 in 2012 primarily due to changes in the FDIC assessment base and the assessment formula that was implemented during 2011 that was effective for all of 2012. Professional fees increased as a result fees and costs incurred in connection with the Bank’s charter conversion and simultaneous name change. ORE expenses decreased as a result of selling several properties for gains in 2012 compared to losses in 2011. In addition, as a result of the sales, holding costs for ORE properties were also lower in 2012.

2011 vs. 2010

Non-interest expenses for 2011 totaled $18,409,000 which represents an increase of $366,000, compared with 2010 costs of $18,043,000.  Salary and benefit costs increased $146,000.  Base salaries and related payroll taxes increased $394,000, primarily due to merit increases and additional head count.  Full time equivalent staffing was 174 and 168 employees for 2011 and 2010, respectively. Incentive costs increased $208,000 compared to 2010 primarily due to the attainment of certain corporate goals and objectives.  Insurance costs for employees decreased by $48,000 attributable to the Bank becoming self insured for employee health insurance expenses in May of 2010. Supplemental executive retirement plan (SERP) expenses decreased $287,000. Pension expense decreased by $43,000 compared to 2010, mostly attributable to an increase in the market value of plan assets during 2010 and the impact it had on the actuarial calculation of pension costs for 2011.

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

ORE expenses increased $86,000 primarily as a result of write downs of ORE properties to fair market value as of December 31, 2011.

Other expenses increased $321,000 from 2010 to 2011.  The biggest increase was the recording of $135,000 as a provision for off-balance sheet items.  Contributions also increased $50,000 due to a contribution made to a local educational foundation, which will result in the Bank receiving tax credits towards its various Pennsylvania taxes in 2012. Additionally, there was an increase to the amortization expense associated with the Company’s investments in low income housing projects from which the Bank generates tax credits. This expense increased $80,000 from 2010 to 2011 to a total of $151,000.

Provision for Income Taxes

The provision for income taxes was $4,331,000, $3,610,000 and $3,156,000 for 2012, 2011 and 2010, respectively. The effective tax rates for 2012, 2011 and 2010 were 23.4% 22.0% and 21.6%, respectively.

Income before the provision for income taxes increased by $2,104,000 in 2012 compared to 2011. This resulted in the provision for income taxes increasing by $721,000 when compared to 2011. We have managed our effective tax rate by remaining invested in tax-exempt municipal loans and bonds and investments in certain partnerships that provide the Company with tax credits. As such, the provision was impacted in 2012 by an increase in tax exempt bond and loan revenue.

Income before the provision for income taxes increased by $1,784,000 in 2011 compared to 2010. This resulted in the provision for income taxes increasing by $454,000 when compared to 2010.

We are involved in four limited partnership agreements that established low-income housing projects in our market area. During 2012, we recognized tax credits related to one of the four partnerships as the tax credits for two projects were fully utilized by December 31, 2011 and the other project began construction in the second quarter of 2011. For the project under construction, we expect to receive tax credits totaling $1.4 million, with initial recognition of the credits beginning in 2013. We anticipate recognizing an aggregate of $1.6 million of tax credits over the next 10 years.

FINANCIAL CONDITION

The following table presents ending balances (dollars in millions), growth and the percentage change during the past two years:
	2012		%	2011		%	2010
	Balance	Increase	Change	Balance	Increase	Change	Balance
Total assets	$ 882.4	$ 3.8	0.4	$ 878.6	$ 66.1	8.1	$ 812.5
Total investments	310.3	(8.5)	(2.7)	318.8	67.5	26.9	251.3
Total loans, net	495.7	14.7	3.1	481.0	13.4	2.9	467.6
Total deposits	737.1	3.1	0.4	734.0	53.3	7.8	680.7
Total stockholders' equity	89.5	8.0	9.8	81.5	12.8	18.6	68.7

Cash and Cash Equivalents

Cash and cash equivalents totaled $26.3 million at December 31, 2012 compared with $30.4 million at December 31, 2011. The decrease in cash and cash equivalents is the result of the Company’s increased loan portfolio and decreased other borrowings offset by deposit growth, as discussed in more detail below. Management actively measures and evaluates its liquidity through our Asset – Liability committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the year-end composition of the investment portfolio for the five years ended December 31 (dollars in thousands):

	2012	% of	2011	% of	2010	% of	2009	% of	2008	% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Available-for-sale:
U. S. Agency securities	$ 127,234	41.0	$ 168,600	52.9	$ 118,484	47.1	$ 65,223	32.8	$ 28,942	16.6
U.S. Treasuries	4,947	1.6	-	-	-	-	-	-	-	-
Obligations of state & political
subdivisions	100,875	32.5	101,547	31.9	76,922	30.6	59,574	30.0	44,132	25.3
Corporate obligations	22,109	7.1	8,460	2.7	8,681	3.5	3,166	1.6	5,296	3.0
Mortgage-backed securities	53,673	17.3	38,974	12.2	46,015	18.3	70,194	35.3	95,407	54.8
Equity securities	1,414	0.5	1,242	0.3	1,201	0.5	425	0.3	362	0.3
Total	$ 310,252	100.0	$ 318,823	100.0	$ 251,303	100.0	$ 198,582	100.0	$ 174,139	100.0

2012

The Company’s investment portfolio decreased by $8.6 million, or 2.7%, during the past year.  During 2012, we purchased $60.6 million of U.S. agency obligations, $36.5 million of mortgage-backed securities, $11.3 million of state and local obligations, $13.6 million of corporate obligations, $8.8 million of U.S. treasury notes and $140,000 of equity securities, which help offset the $16.0 million of principal repayments and $101.4 million of calls and maturities that occurred during the year. We also selectively sold $20.6 million of bonds and equities at a net gain of $604,000. The market value of our investment portfolio increased approximately $217,000 in 2012 due to market fluctuations. Excluding our short term investments consisting of monies held primarily at the Federal Reserve, the effective yield on our investment portfolio for 2012 was 3.18% compared to 3.52% for 2011 on a tax equivalent basis.

Due to the continued low interest rate environment, we have experienced significant prepayments of our mortgage backed securities, which, with the normal returns of principals, totaled $16.0 million. The current rate environment has also resulted in numerous agency and municipal bonds being called, which, including maturities, totaled $101.4 million for 2012. As a result of the Federal Reserve’s commitment to a low rate policy, the Company implemented a strategy in 2012 to increase portfolio duration through the purchase of certain mortgage backed securities and longer term agencies to provide additional interest income. This strategy maintained a defensive posture to future rising rates by selecting securities that had limited extension risk.  As part of implementing this strategy, the Company purchased agencies, corporate bonds, high quality municipal bond and mortgage backed securities of $60.6 million, $13.6 million, $11.3 million and $36.5 million, respectively. We believe this strategy, while having a positive impact on 2012 earnings, will also enable us to reinvest cash flows in the next two to five years when and if investment opportunities improve.

At December 31, 2012, the Company did not own any securities, other than government-sponsored and government-guaranteed mortgage-backed securities, that had an aggregate book value in excess of 10% of our total capital at that date.

2011

The Company’s investment portfolio increased by $67.5 million, or 26.9%, from the end of 2010.  During 2011, we purchased $125.8 million of U.S. agency obligations, $8.4 million of mortgage-backed securities, $27.9 million of state and local obligations, and $147,000 of equity securities, which help offset the $9.9 million of principal repayments and $79.7 million of calls and maturities that occurred during the year. We also selectively sold $10.3 million of bonds and equities at a net gain of $334,000. The market value of our investment portfolio increased approximately $6.8 million in 2011 due to market fluctuations. Excluding our short term investments consisting of monies held primarily at the Federal Reserve, the effective yield on our investment portfolio for 2011 was 3.52% compared to 4.32% for 2010 on a tax equivalent basis.

The expected principal repayments (amortized cost) and average weighted yields for the investment portfolio as of December 31, 2012, are shown below (dollars in thousands). Expected principal repayments, which include prepayment speed assumptions for mortgage-backed securities, are significantly different than the contractual maturities detailed in Note 3 of the consolidated financial statements. Yields on tax-exempt securities are presented on a fully taxable equivalent basis, assuming a 34% tax rate.

			After One Year		After Five Years
	One Year or Less		to Five years		to Ten Years		After Ten Years		Total
	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield
	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%
Available-for-sale securities:
U.S. agency securities	$ 52,676	1.7	$ 72,449	1.7	$ -	-	$ -	-	$ 125,125	1.7
U.S. treasuries	-	-	-	-	4,922	1.2	-	-	4,922	1.2
Obligations of state & political
subdivisions	14,013	5.6	58,650	5.5	22,625	6.0	-	-	95,288	5.7
Corporate obligations	4,080	1.5	10,419	2.8	7,200	1.8	-	-	21,699	2.2
Mortgage-backed securities	11,242	2.5	40,830	2.5	-	-	-	-	52,072	2.5
Total available-for-sale	$ 82,011	2.5	$ 182,348	3.1	$ 34,747	4.3	$ -	-	$ 299,106	3.1

Approximately 88.4% of the amortized cost of debt securities is expected to mature, call or pre-pay within five years or less.  The Company expects that earnings from operations, the levels of cash held at the Federal Reserve and other correspondent banks, the high liquidity level of the available-for-sale securities, growth of deposits and the availability of borrowings from the Federal Home Loan Bank and other third party banks will be sufficient to meet future liquidity needs.  Excluding, U.S Agency and Mortgage-backed securities, there are no securities from a single issuer representing more than 10% of stockholders’ equity.

Loans

The Bank’s lending efforts are focused within its market area located in North Central Pennsylvania and Southern New York. We originate loans primarily through direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants, existing customers and the Bank’s website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  As of December 31, 2012, approximately 77% of our loan portfolio consisted of real estate loans.  All lending is governed by a lending policy that is developed and maintained by us and approved by the Board of Directors.

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

Commercial real estate loan terms are generally 20 years or less with one to five year adjustable rates.  The adjustable rates are typically tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate with a maximum loan to value ratio of 80%. Where feasible, the Bank works with the United States Department of Agriculture’s (USDA) and Small Business Administration (SBA) guaranteed loan programs to offset risk and to further promote economic growth in our market area.  During 2012, we originated $3.8 million in USDA and SBA guaranteed commercial real estate loans.

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

The following table shows the year-end composition of the loan portfolio for the five years ended December 31 (dollars in thousands):

Five Year Breakdown of Loans by Type as of December 31,

	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate:
Residential	$ 178,080	35.4	$ 184,034	37.7	$ 185,012	39.1	$194,989	42.7	$199,118	46.0
Commercial	176,710	35.2	165,826	34.0	152,499	32.2	133,953	29.4	107,740	24.9
Agricultural	18,015	3.6	19,224	3.9	19,078	4.0	19,485	4.2	17,066	3.9
Construction	12,011	2.4	8,481	1.7	9,766	2.1	5,619	1.2	11,118	2.6
Consumer	10,559	2.1	10,746	2.2	11,285	2.4	11,895	2.6	11,651	2.7
Other commercial and agricultural loans	47,880	9.5	44,299	9.1	47,156	10.0	44,101	9.7	37,968	8.8
State & political subdivision loans	59,208	11.8	54,899	11.4	48,721	10.2	46,342	10.2	48,153	11.1
Total loans	502,463	100.0	487,509	100.0	473,517	100.0	456,384	100.0	432,814	100.0
Less allowance for loan losses	6,784		6,487		5,915		4,888		4,378
Net loans	$ 495,679		$ 481,022		$ 467,602		$451,496		$428,436

	2012/2011		2011/2010
	Change		Change
	Amount	%	Amount	%
Real estate:
Residential	$ (5,954)	(3.2)	$ (978)	(0.5)
Commercial	10,884	6.6	13,327	8.7
Agricultural	(1,209)	(6.3)	146	0.8
Construction	3,530	41.6	(1,285)	(13.2)
Consumer	(187)	(1.7)	(539)	(4.8)
Other commercial and agricultural loans	3,581	8.1	(2,857)	(6.1)
State & political subdivision loans	4,309	7.8	6,178	12.7
Total loans	$ 14,954	3.1	$ 13,992	3.0

2012

Total loans grew $15.0 million in 2012 from a balance of $487.5 million at the end of 2011 to $502.5 million at the end of 2012.  Total loans grew 3.1% in 2012 compared with a 3.0% loan growth rate in 2011.

During 2012, the Company experienced growth in commercial real estate loans which increased $10.9 million or 6.6%, construction loans which increased $3.5 million or 41.6%, other commercial and agricultural loans which increased  $3.6 million or 8.1% and state and political subdivision loans which increased $4.3 million or 7.8%. The growth in commercial real estate, construction, other commercial and agricultural and state and political subdivision loans reflects the Company’s focus on commercial lending as a means to increase loan growth and obtain deposits from farmers, small businesses and municipalities throughout our market area.  As a community bank, we believe we have a strong team of experienced professionals that enable us to meet the unique needs and provide solutions to customers within our service area.  Commercial real estate and other commercial loan demand is subject to significant competitive pressures, the yield curve, the strength of the overall regional and national economy and the local economy. The local economy is impacted significantly by the Marcellus Shale gas exploration activities, which are impacted by regulations and changes in the market price of natural gas. Due to the low price for natural gas throughout 2012, exploration activities were curtailed in comparison to 2011. We work closely with local municipalities and school districts to meet their needs that otherwise would be provided by the municipal bond market.

Residential real estate loans decreased $6.0 million, with the majority of the decrease occurring in the fourth quarter of 2012, while consumer loans decreased $187,000. The major factor impacting this decline is the demand for conforming rate loans. Loan demand for conforming mortgages, which the Company typically sells on the secondary market, increased substantially in 2012. During 2012, $37.4 million of loans were originated and marketed for sale, which compares to the $14.8 million of loans originated in 2011 of which $9.6 million were sold. During the fourth quarter of 2011, the Company decided that certain loans meeting secondary market standards would not be sold. In the middle of the first quarter of 2012, due to a further decline in interest rates, the Company resumed selling all loans originated after that time that met secondary market standards. These loans are sold to limit the Company’s exposure to rising rate environments as the majority of the loans have fixed rates for a minimum of fifteen years. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.  Management continues to explore new competitively priced products, including partnering with a third party to provide access to government supported loan programs sponsored by the Federal Housing Administration and the U.S. Department of Veteran Affairs, that are attractive to our customers, and to build technologies which make it easier and more efficient for customers to choose the Company for their mortgage needs.

2011

Total loans grew $14.0 million in 2011 from a balance of $473.5 million at the end of 2010 to $487.5 million at the end of 2011.  Total loans grew 3.0% in 2011 compared with a 3.8% loan growth rate in 2010.

During 2011, the Company experienced significant growth in commercial real estate loans which increased $13.3 million in 2011 or 8.7% and state and political subdivision loans which increased $6.2 million or 12.7%. A portion of the growth in commercial real estate was a transfer from construction upon the completion of a large project in the first quarter, which resulted in construction loans decreasing $1.3 million for the year. Other commercial loans decreased $2.9 million or 6.1% during 2011.

Residential real estate loans decreased $1.0 million while consumer loans decreased $539,000. Factors impacting this decline included demand for conforming rate loans and recessionary pressures outside of the local market area. Loan demand for conforming mortgages remained stable. During 2011, $14.8 million of loans were originated, of which $9.6 million were sold in the secondary market, which compares to the $16.2 million of loans originated in 2010 that were all sold in the secondary market. Due to the decline in non-conforming residential real estate loans and the current interest rate environment for investments, the Company decided during the fourth quarter of 2011 that certain loans meeting secondary market standards would not be sold on the secondary market. As of December 31, 2011, loans totaling $5.2 million are included in residential real estate loans, which met the criteria necessary to be sold on the secondary market.

The following table shows the maturity of commercial business and agricultural, state and political subdivision loans,  commercial real estate loans, and construction loans as of December 31, 2012, classified according to the sensitivity to changes in interest rates within various time intervals (in thousands).  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  The amounts shown below exclude net deferred loan costs or fees.

	Commercial, municipal,	Real estate
	agricultural	construction	Total
Maturity of loans:
One year or less	$ 10,219	$ -	$ 10,219
Over one year through five years	40,114	-	40,114
Over five years	251,480	12,011	263,491
Total	$ 301,813	$ 12,011	$ 313,824
Sensitivity of loans to changes in interest
rates - loans due after December 31, 2013:
Predetermined interest rate	$ 51,831	$ 726	$ 52,557
Floating or adjustable interest rate	239,763	11,285	251,048
Total	$ 291,594	$ 12,011	$ 303,605

Allowance for Loan Losses and Credit Quality Risk

The allowance for loan losses is maintained at a level, which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the change in the allowance for loan losses and a summary of our non-performing assets for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. All non-accruing troubled debt restructurings are also included the non-accruing loans total.

	December 31,
	2012	2011	2010	2009	2008
Balance at beginning of period	$ 6,487	$ 5,915	$ 4,888	$ 4,378	$ 4,197
Charge-offs:
Real estate:
Residential	95	101	147	76	31
Commercial	2	29	53	236	36
Agricultural	-	-	-	1	20
Consumer	54	71	35	80	44
Other commercial and agricultural loans	21	6	173	153	115
Total loans charged-off	172	207	408	546	246
Recoveries:
Real estate:
Residential	-	-	4	1	6
Commercial	9	15	11	1	-
Agricultural	-	-	-	-	20
Consumer	33	57	45	52	19
Other commercial and agricultural loans	7	32	120	77	52
Total loans recovered	49	104	180	131	97

Net loans charged-off	123	103	228	415	149
Provision charged to expense	420	675	1,255	925	330
Balance at end of year	$ 6,784	$ 6,487	$ 5,915	$ 4,888	$ 4,378

Loans outstanding at end of period	$ 502,463	$ 487,509	$ 473,517	$ 456,384	$ 432,814
Average loans outstanding, net	$ 496,822	$ 474,972	$ 468,620	$ 442,921	$ 423,382
Non-performing assets:
Non-accruing loans	$ 8,067	$ 9,165	$ 11,853	$ 5,871	$ 2,202
Accrual loans - 90 days or more past due	506	275	692	884	383
Total non-performing loans	$ 8,573	$ 9,440	$ 12,545	$ 6,755	$ 2,585
Foreclosed assets held for sale	616	860	693	302	591
Total non-performing assets	$ 9,189	$ 10,300	$ 13,238	$ 7,057	$ 3,176
Troubled debt restructurings (TDR)
Non-accruing TDRs	$ 4,834	$ 5,490	$ 130	$ -	$ -
Accrual TDRs	193	123	-	-	-
Total troubled debt restructurings	$ 5,027	$ 5,613	$ 130	$ -	$ -
Net charge-offs to average loans	0.02%	0.02%	0.05%	0.09%	0.04%
Allowance to total loans	1.35%	1.33%	1.25%	1.07%	1.01%
Allowance to total non-performing loans	79.13%	68.72%	47.15%	72.36%	169.36%
Non-performing loans as a percent of loans
net of unearned income	1.71%	1.94%	2.65%	1.48%	0.60%
Non-performing assets as a percent of loans
net of unearned income	1.83%	2.11%	2.80%	1.55%	0.73%

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

Management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate as of December 31, 2012.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, continued high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The adequacy of the allowance for loan losses is subject to a formal, quarterly analysis by management of the Company.  In order to better analyze the risks associated with the loan portfolio, the entire portfolio is divided into several categories.  As stated above, loans on non-accrual status are specifically reviewed for impairment and given a specific reserve, if appropriate.  Loans evaluated and not found to be impaired are included with other performing loans, by category, by their respective homogenous pools.  Three year average historical loss factors were calculated for each pool and applied to the performing portion of the loan category for 2012, 2011 and 2010. In previous years, the historical loss factor was based on a five year average. This was changed in 2010, as management believes the three year average is a better representative of the inherent risks in the loan portfolio and more reflective of current trends.  The historical loss factors for both reviewed and homogeneous pools are adjusted based upon the following qualitative factors:

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

See also “Note 4 – Loans and Related Allowance for Loan Losses” to the consolidated financial statements.

The balance in the allowance for loan losses was $6,784,000 or 1.35% of total loans as of December 31, 2012 as compared to $6,487,000 or 1.33% of loans as of December 31, 2011.  The $297,000 increase is a result of a $420,000 provision for loan losses less net charge-offs of $123,000.  The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of December 31:

	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$ 875	35.4	$ 805	37.7	$ 969	39.1	$ 801	42.7	$ 694	46.0
Commercial, agricultural	4,437	38.8	4,132	37.9	3,380	36.2	2,864	33.6	2,303	28.8
Construction	38	2.4	15	1.7	22	2.1	20	1.2	5	2.6
Consumer	119	2.1	111	2.2	108	2.4	131	2.6	449	2.7
Other commercial and agricultural loans	728	9.5	674	9.1	983	10.0	918	9.7	807	8.8
State & political subdivision loans	271	11.8	235	11.4	137	10.1	93	10.1	19	11.1
Unallocated	316	N/A	515	N/A	316	N/A	61	N/A	101	N/A
Total allowance for loan losses	$ 6,784	100.0	$ 6,487	100.0	$ 5,915	100.0	$ 4,888	100.0	$ 4,378	100.0

As a result of previous loss experiences and other the risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate total 38.8% of the loan portfolio, 65.4% of the allowance is assigned to this segment of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions. Residential real estate loans comprise 35.4% of the loan portfolio as of December 31, 2012 and 12.9% of the allowance is assigned this segment.

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2011 to December 31, 2012 in non-performing loans (dollars in thousands).  Non-performing loans include those loans that are contractually past due 90 days or more and non-accrual loans.  Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	December 31, 2012				December 31, 2011
		Non-Performing Loans				Non-Performing Loans
	30 - 90 Days	90 Days Past	Non-	Total Non-	30 - 90 Days	90 Days Past	Non-	Total Non-
	Past Due	Due Accruing	accrual	Performing	Past Due	Past Due	accrual	Performing
Real estate:
Residential	$ 1,108	$ 332	$ 663	$ 995	$ 859	$ 99	$ 554	$ 653
Commercial	597	152	7,042	7,194	731	176	8,094	8,270
Agricultural	54	-	-	-	143	-	-	-
Construction	-	-	-	-	-	-	-	-
Consumer	87	4	-	4	93	-	-	-
Other commercial loans	932	18	362	380	8	-	517	517
Total nonperforming loans	$ 2,778	$ 506	$ 8,067	$ 8,573	$ 1,834	$ 275	$ 9,165	$ 9,440

	Change in Non-Performing Loans
	2012 / 2011
	Amount	%
Real estate:
Residential	$ 342	52.4
Commercial	(1,076)	(13.0)
Agricultural	-	-
Construction	-	-
Consumer	4	N/A
Other commercial loans	(137)	(26.5)
Total nonperforming loans	$ (867)	(9.2)
The following table shows the distribution of non-performing loans by loan category (dollars in thousands) for the past five years as of December 31:

	Non-Performing Loans
	2012	2011	2010	2009	2008
Real estate:
Residential	$ 995	$ 653	$ 711	$ 885	$ 956
Commercial	7,194	8,270	8,161	2,498	1,567
Agricultural	-	-	2,241	2,094	-
Construction	-	-	-	749	-
Consumer	4	-	18	11	2
Commercial and other loans	380	517	1,414	429	60
State & political subdivision loans	-	-	-	89	-
Total nonperforming loans	$ 8,573	$ 9,440	$ 12,545	$ 6,755	$ 2,585

For the year ended December 31, 2012 we recorded a provision for loan losses of $420,000 which compares to $675,000 for the same period in 2011, a decrease of $255,000 or 37.8%.  The decrease is attributable to the decrease in non-performing loans in comparison to year end 2011. Non-performing loans decreased $867,000 or 9.2%, from December 31, 2011 to December 31, 2012 as a result of a large payment received from the USDA for a guaranteed loan. Approximately 76.4% of the Bank’s non-performing loans are associated with the following three customer relationships, of which 70.8% is current:

•
A commercial customer with a total loan relationship of $4.6 million secured by 165 residential properties is considered non-accrual as of December 31, 2012. In the first quarter of 2011, the Company and Borrower entered into a forbearance agreement to restructure the debt. As a result of all loan payments being made on the loans through December 31, 2012, there is no specific reserve allocation as of December 31, 2012 and the loan continues to pay in accordance with the restructured agreement.

•
A commercial customer with a relationship of approximately $946,000 is considered non-accrual as of December 31, 2012. This relationship includes a balance of $669,000 that is subject to USDA guarantees. The current economic conditions related to the timber industry have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and guarantees and determined that a specific reserve allocation of $113,000 was required as of December 31, 2012 based on the appraised value of collateral.

•
A commercial customer with a relationship of approximately $968,000 is considered non-accrual as of December 31, 2012. The current economic conditions have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and determined that a specific reserve allocation of $231,000 was required as of December 31, 2012 based on the appraised value of collateral.

The increase in loans 30-89 days past due from December 31, 2011 to December 31, 2012 is the result of approximately $730,000 of loans with one customer being past due that were refinanced in the first quarter of 2013.

Management of the Bank believes that the allowance for loan losses is adequate, which is based on the following factors:

•
While non-performing loans are still higher than the Company’s historical levels, 54.0% of this balance is associated with one customer still experiencing financial difficulties, whose debt was restructured in 2011 and whose balances at December 31, 2012 were current. Additionally, in 2012, we experienced a decrease in our non-performing assets of $867,000 or 9.2% since December 31, 2011.

•
Net and gross charge-offs continue to be low in relation to the size of the Bank’s loan portfolio and compared to our peer group. Net charge-offs for both 2012 and 2011 were 0.02% of the total loan portfolio.

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

Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset future employee benefit costs.  The Bank is the sole beneficiary on the policies, and will provide the Bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the insured’s) provide partial recovery of cash outflows associated with the benefits.  As of December 31, 2012 and 2011, the cash surrender value of the life insurance was $14.2 and $13.7 million, respectively.  The change in cash surrender value, net of purchases, is recognized in the results of operations.  The amounts recorded as non-interest income totaled $507,000, $498,000 and $504,000 in 2012, 2011 and 2010, respectively.  The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

Other Assets

2012

Other assets decreased to $8.9 million in 2012 from $9.0 million in 2011. Changes included a decrease in prepaid FDIC insurance of $416,000 as the Bank continues to utilize the prepayment the FDIC required to be made in 2009. Additionally, the Company was able to sell certain ORE properties, which resulted in a decrease of $244,000. These decreases were offset by an increase in regulatory stock of $264,000 that was a result of short term borrowings made in 2012 and an increase in the investment in tax credit partnerships of $388,000 as we completed the investment in another partnership during 2012.

2011

Other assets decreased $1.2 million or 11.7% in 2011 to $9.0 million.  The majority of the decrease was the result of a decrease in deferred tax assets from $1.0 million at December 31, 2010 to $0 at December 31, 2011. As a result of the increase in the market value of the Company’s investment portfolio, net deferred taxes changed from an asset of $1.0 million as of December 31, 2010 to a liability of $1.1 million, which is included in other liabilities on the Consolidated Balance Sheet as of December 31, 2011. Another change that occurred was a decrease in prepaid FDIC insurance of $530,000 as the Bank continues to utilize the prepayment the FDIC required to be made in 2009. Additionally, the Federal Home Loan Bank returned $472,000 of capital in 2011. These decreases were offset by increases in other real estate owned obtained through foreclosure proceedings of $167,000 and a purchase of real estate for potential expansion of $542,000 less the sale of an old branch that was valued in other assets as of December 31, 2010 at $307,000. Investment in tax credit partnerships increased $246,000 as we invested in another partnership during 2011.

Deposits

The following table shows the breakdown of deposits by deposit type (dollars in thousands):

	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Non-interest-bearing deposits	$ 89,494	12.1	$ 85,605	11.6	$ 75,589	11.1
NOW accounts	201,804	27.4	200,897	27.4	176,625	25.9
Savings deposits	87,836	11.9	79,659	10.8	61,682	9.1
Money market deposit accounts	83,423	11.3	67,223	9.2	50,201	7.4
Certificates of deposit	274,539	37.3	300,609	41.0	316,614	46.5
Total	$ 737,096	100.0	$ 733,993	100.0	$ 680,711	100.0

	2012/2011		2011/2010
	Change		Change
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 3,889	4.5	$ 10,016	13.3
NOW accounts	907	0.5	24,272	13.7
Savings deposits	8,177	10.3	17,977	29.1
Money market deposit accounts	16,200	24.1	17,022	33.9
Certificates of deposit	(26,070)	(8.7)	(16,005)	(5.1)
Total	$ 3,103	0.4	$ 53,282	7.8

2012

As can be seen in the tables above, total deposits increased $3.1 million in 2012, or .4%.  Our market continues to be impacted by the Marcellus Shale gas exploration activities; however the impact has slowed in 2012 as compared to 2011 and  2010. The majority of the acreage in the Company’s primary markets was leased prior to 2012, and as a result, landowners did not receive large bonus payments as they did in 2011 and 2010. Additionally, due to the low natural gas prices experienced across the country, those landowners receiving royalty checks experienced significant decreases thus lowering their monthly deposits.  Furthermore, due to returns in the stock market, certain customers of the Bank proceeded to purchase investment products through both the Company’s brokers and external brokerage firms. We believe that our historical financial performance, reputation as a strong, local community bank, acquisitions of local competitors from institutions outside of our general market area and our focus on developing relationships with the local municipalities has positioned the Company as a leading financial institution within our service area with the ability to meet our customers’ needs and expectations.

Non-interest bearing deposits increased $3.9 million, or 4.5% in 2012.  As a percentage of total deposits, non-interest bearing deposits totaled 12.1% as of the end of 2012, which compares to 11.7% at the end of 2011.  In order to manage our overall cost of funds, the Company continues to focus on adding low cost deposits by having a free checking product available for retail customers. Additionally, our business development officers and branch personnel are focused on providing outstanding customer service and developing larger deposit relationships with our commercial customers.

NOW accounts increased by $907,000, or .5%, money market deposit accounts increased by $16.2 million or 24.1% and savings deposits increased $8.2 million, or 10.3%, since the end of 2010.  A portion of the increase in money market accounts and savings deposits is related to the decrease in certificates of deposits of $26.1 million from 2011 to 2012. Throughout 2012, the Company continued to lower rates paid on certificates of deposits to a point where certain customers transferred funds they traditionally deposited in certificates of deposits to more liquid accounts that still paid interest. Additionally, in the second half of 2012, local government entities received a portion of their share of impact fees assessed to Companies exploring for natural gas, which resulted in a significant influx of deposits.

2011

Total deposits increased $53.3 million in 2011, or 7.84%.  The increase in deposits is due to several reasons. Our market during 2011 was significantly impacted by the Marcellus Shale gas exploration activities. Furthermore, our customers appeared reluctant to invest in other financial markets again due to concerns over the United States’ credit rating (which was downgraded by Standard & Poor’s), the European sovereign debt crisis, and continued high unemployment in the United States, among other economic indicators which contributed to increased volatility in the capital markets and diminished expectations for the economy. Additionally, the interest rate environment limited the options in which our customers could invest while maintaining a similar risk profile to depositing funds with the Company.

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

Remaining maturities of certificates of deposit of $100,000 or more are as follows (dollars in thousands):

	2012	2011	2010
3 months or less	$ 15,348	$ 17,135	$ 11,189
Over 3 months through 6 months	10,216	14,300	9,857
Over 6 months through 12 months	28,953	36,726	45,822
Over 12 months	58,962	51,966	61,828
Total	$ 113,479	$ 120,127	$ 128,696
As a percent of total
certificates of deposit	41.33%	39.96%	40.65%

Deposits by type of depositor are as follows (dollars in thousands):

	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Individuals	$ 464,764	63.1	$ 484,523	66.0	$ 468,747	68.9
Businesses and other organizations	142,659	19.3	138,338	18.9	105,958	15.5
United States government	-	-	2	-	1,239	0.2
State & political subdivisions	129,673	17.6	111,130	15.1	104,767	15.4
Total	$ 737,096	100.0	$ 733,993	100.0	$ 680,711	100.0

Borrowed Funds

2012

Borrowed funds decreased $7.8 million during 2012, or 14.4%. The majority of the decrease was associated with term loans maturing with the Federal Home Loan Bank. Term loans decreased $5.0 million from $35.0 million as of December 31, 2011 to $30 million as of December 31, 2012 (see Note 10 of the consolidated financial statements for additional information).  During 2012, no new term loans were obtained. During 2012, the balance of sweep repurchase agreements decreased $2.8 million, with the majority of the decrease, $1.9 million associated with one customer ending their agreement. As of December 31, 2012 and 2011, there were no outstanding short term borrowings from the Federal Home Loan Bank.

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

Other Liabilities

2012

Other liabilities increased $875,000 during 2012, or 11.3%. The majority of the increase is attributable to an increase in the pension liability of $342,000, which was attributable to the actual return on pension plan assets and changes in the discount rate utilized to determine the liability.

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

Stockholders’ Equity

We evaluate stockholders’ equity in relation to total assets and the risk associated with those assets. The greater our capital resources, the greater the likelihood of meeting our cash obligations and absorbing unforeseen losses.  For these reasons, capital adequacy has been, and will continue to be, of paramount importance.  Due its importance, we develop a capital plan and stress test capital levels using various assumptions annually to ensure that in the event of unforeseen circumstances, we would remain in compliance with our capital plan approved by the Board of Directors.

Our Board of Directors determines our dividend rate after considering our capital requirements, current and projected net income, and other factors. In 2012 and 2011, the Company paid out 32.4% and 26.3% of net income in dividends, respectively. The dividends paid in 2012 include an acceleration of 2013’s first quarter dividend, which amounted to $0.38 per share. The dividend was accelerated to benefit the Company’s shareholders that could have been significantly impacted by issues in Washington D.C. regarding the very complex fiscal cliff tax issues that were not resolved until the final hours of 2012.

For the year ended December 31, 2012, the total number of common shares outstanding was 2,898,403. For comparative purposes, outstanding shares for prior periods were adjusted for the July 2012 stock dividend in computing earnings and cash dividends per share as detailed in Note 1 of the consolidated financial statements.  During 2012, we purchased 33,042 shares of treasury stock at a weighted average cost of $40.80 per share. The Company awarded 4,132 shares of restricted stock to employees and 801 shares to the Board of Directors under equity incentive programs.

There are currently three federal regulatory measures of capital adequacy. The Company’s ratios meet the regulatory standards for well capitalized for 2012 and 2011, as detailed in Note 15 of the consolidated financial statements.

2012

Stockholders’ equity increased 9.8% in 2012 to $89.5 million.  Excluding accumulated other comprehensive income, which is the after-tax effect of unrealized holding gains and losses on available-for-sale securities, additional pension obligation and unrealized loss on interest rate swap, stockholders’ equity increased $8.3 million, or 10.9%.  This increase is due to net income of $14,215,000, offset by net cash dividends of $4,601,000 and the purchase of treasury stock of $1,348,000. All of the Company’s investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. Accumulated other comprehensive income decreased $318,000 from December 31, 2011 primarily as result of changes in the Company’s pension obligation. Total equity was approximately 10.14% of total assets as of December 31, 2012, compared to 9.27% of total assets as of December 31, 2011.

2011

Stockholders’ equity increased 18.6% in 2011 to $81.5 million.  Excluding accumulated other comprehensive income, stockholders’ equity increased $8.9 million, or 13.1%.  This increase is due to net income of $12,832,000, offset by net cash dividends of $3,148,000 and the purchase of treasury stock of $851,000. Accumulated other comprehensive income increased $3,895,000 from December 31, 2010 primarily as result of market value fluctuations related to the investment portfolio. Total equity was approximately 9.27% of total assets as of December 31, 2011, compared to 8.45% of total assets as of December 31, 2010.

LIQUIDITY

Liquidity is a measure of the Company’s ability to efficiently meet normal cash flow requirements of both borrowers and depositors. Liquidity is needed to meet depositors’ withdrawal demands, extend credit to meet borrowers’ needs, provide funds for normal operating expenses and cash dividends, and fund future capital expenditures.

To maintain proper liquidity, we use funds management policies along with our investment and asset liability policies to assure we can meet our financial obligations to depositors, credit customers and stockholders.  Management monitors liquidity by reviewing loan demand, investment opportunities, deposit pricing and the cost and availability of borrowing funds. Additionally, the bank has established various limits and ratios to monitor liquidity. On an annual basis, we stress test our liquidity position to ensure that the Bank has the capability of meetings its cash flow requirements in the event of unforeseen circumstances. The Company’s historical activity in this area can be seen in the Consolidated Statement of Cash Flows from investing and financing activities.

Cash generated by operating activities, investing activities and financing activities influences liquidity management. The most important source of funds is the deposits that are primarily core deposits (deposits from customers with other relationships). Short-term debt from the Federal Home Loan Bank supplements the Company’s availability of funds as well as a line of credit arrangement with a corresponding bank.  Other sources of short-term funds include brokered CDs and the sale of loans, if needed.

The Company’s use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is detailed. Other significant uses of funds are capital expenditures, purchase of loans and acquisition premiums. Surplus funds are then invested in investment securities.

Capital expenditures in 2012 totaled $438,000, which included:

Repairs to parking lots at various facilities totaling $125,000
New signs as a result of the Bank’s charter conversion totaling $48,000
New ATM’s and upgraded software to meet the Americans with Disabilities Act requirements totaling $117,000

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

In addition, to the Bank’s cash balances, the Bank achieves additional liquidity primarily from temporary or short-term investments in the Federal Home Loan Bank of Pittsburgh, investments that mature in less than one year and expected principal repayments from mortgage backed securities.  The Bank has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $236.8 million, inclusive of any outstanding amounts, as an additional source of liquidity.  The Bank also had a federal funds line with a third party provider in the amount of $10.0 million as of December 31, 2012, which is unsecured and a borrower in custody agreement was established with the FRB in the amount of $13.7 million, which is collateralized by $16.8 million of municipal loans.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The Bank may not declare a dividend without approval of the FRB, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The FRB, the OCC, the PDB and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At December 31, 2012, the Company had liquid assets of $2.4 million.

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations, including contractual obligations which may require cash payments. The following table presents as of December 31, 2012, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of each obligation is included in the “Notes to Consolidated Financial Statements” of the Annual Report on Form 10-K.

	One year	One to	Three to	Over Five
Contractual Obligations	or Less	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$ 462,557	$ -	$ -	$ -	$ 462,557
Time deposits	126,355	107,946	38,838	1,400	274,539
Long-term borrowings - FHLB	20,800	4,200	2,000	3,000	30,000
Note Payable	7,500	-	-	-	7,500
Repurchase agreements	7,436	-	1,190	-	8,626
Operating leases	127	131	78	306	642
Total	$ 624,775	$ 112,277	$ 42,106	$ 4,706	$ 783,222

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

For the year ended December 31, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table shows the cumulative static gap (at amortized cost) for various time intervals (dollars in thousands):

Maturity or Re-pricing of Company Assets and Liabilities as of December 31, 2012
	Within	Four to	One to	Two to	Three to	Over
	Three	Twelve	Two	Three	Five	Five
	Months	Months	Years	Years	Years	Years	Total
Interest-earning assets:
Interest-bearing deposits at banks	$ 14,026	$ -	$ -	$ -	$ -	$ -	$ 14,026
Investment securities	36,466	56,658	58,174	32,901	76,115	39,704	300,018
Residential mortgage loans	18,195	16,951	20,434	21,765	45,522	55,213	178,080
Construction loans	62	556	368	1,727	7,343	1,955	12,011
Commercial and farm loans	73,552	34,916	34,936	40,721	41,088	17,392	242,605
Loans to state & political subdivisions	2,919	5,801	22,266	412	4,937	22,873	59,208
Other loans	2,467	2,398	2,012	1,282	1,204	1,196	10,559
Total interest-earning assets	$ 147,687	$ 117,280	$ 138,190	$ 98,808	$ 176,209	$ 138,333	$ 816,507
Interest-bearing liabilities:
NOW accounts	$ 115,017	$ -	$ -	$ -	$ -	$ 86,787	$ 201,804
Savings accounts	-	-	-	-	-	87,836	87,836
Money Market accounts	72,068	-	-	-	-	11,355	83,423
Certificates of deposit	37,187	89,168	62,274	45,672	38,838	1,400	274,539
Short-term borrowing	6,936	-	-	-	-	-	6,936
Long-term borrowing	7,500	21,300	4,200	656	2,534	3,000	39,190
Total interest-bearing liabilities	$ 238,708	$ 110,468	$ 66,474	$ 46,328	$ 41,372	$ 190,378	$ 693,728
Excess interest-earning
assets (liabilities)	$ (91,021)	$ 6,812	$ 71,716	$ 52,480	$ 134,837	$ (52,045)
Cumulative interest-earning assets	$ 147,687	$ 264,967	$ 403,157	$ 501,965	$ 678,174	$ 816,507
Cumulative interest-bearing liabilities	238,708	349,176	415,650	461,978	503,350	693,728
Cumulative gap	$ (91,021)	$ (84,209)	$ (12,493)	$ 39,987	$ 174,824	$ 122,779
Cumulative interest rate
sensitivity ratio (1)	0.62	0.76	0.97	1.09	1.35	1.18

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

The Bank currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that will effectively identify, measure, and monitor the Bank’s risk exposure.  In this analysis, the Bank examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of December 31, 2012 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-100 Shock	$ 28,046	$ (378)	(1.33)
Base	28,424
+100 Shock	28,185	(239)	(0.84)
+200 Shock	27,625	(799)	(2.81)
+300 Shock	27,046	(1,378)	(4.85)
+400 Shock	26,574	(1,850)	(6.51)

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Citizens Financial Services, Inc.
Consolidated Balance Sheet
	December 31,
(in thousands, except share data)	2012	2011
ASSETS:
Cash and cash equivalents:
Noninterest-bearing	$ 12,307	$ 9,960
Interest-bearing	14,026	20,472
Total cash and cash equivalents	26,333	30,432
Available-for-sale securities	310,252	318,823
Loans held for sale	1,458	-
Loans (net of allowance for loan losses:
2012, $6,784; 2011, $6,487)	495,679	481,022
Premises and equipment	11,521	11,702
Accrued interest receivable	3,816	3,621
Goodwill	10,256	10,256
Bank owned life insurance	14,177	13,669
Other assets	8,935	9,042
TOTAL ASSETS	$ 882,427	$ 878,567
LIABILITIES:
Deposits:
Noninterest-bearing	$ 89,494	$ 85,605
Interest-bearing	647,602	648,388
Total deposits	737,096	733,993
Borrowed funds	46,126	53,882
Accrued interest payable	1,143	1,512
Other liabilities	8,587	7,712
TOTAL LIABILITIES	792,952	797,099
STOCKHOLDERS' EQUITY:
Preferred Stock $1.00 par value; authorized 3,000,000 shares
2012 and 2011; none issued in 2012 or 2011	-	-
Common Stock
$1.00 par value; authorized 15,000,000 shares 2012 and 2011;
issued 3,161,324 and 3,132,866 shares in 2012 and 2011,
respectively	3,161	3,133
Additional paid-in capital	16,468	15,313
Retained earnings	71,813	63,337
Accumulated other comprehensive income	4,631	4,949
Treasury stock, at cost:
262,921 and 230,203 shares for 2012 and 2011, respectively	(6,598)	(5,264)
TOTAL STOCKHOLDERS' EQUITY	89,475	81,468
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 882,427	$ 878,567
See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Income
Year Ended December 31,
(in thousands, except per share data)	2012	2011	2010
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$ 29,770	$ 29,916	$ 31,042
Interest-bearing deposits with banks	21	81	90
Investment securities:
Taxable	4,521	4,575	4,876
Nontaxable	3,702	3,666	2,945
Dividends	71	55	47
TOTAL INTEREST AND DIVIDEND INCOME	38,085	38,293	39,000
INTEREST EXPENSE:
Deposits	6,113	7,944	9,560
Borrowed funds	1,546	1,739	1,780
TOTAL INTEREST EXPENSE	7,659	9,683	11,340
NET INTEREST INCOME	30,426	28,610	27,660
Provision for loan losses	420	675	1,255
NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	30,006	27,935	26,405
NON-INTEREST INCOME:
Service charges	4,475	4,380	3,997
Trust	644	665	542
Brokerage and insurance	392	352	439
Investment securities gains, net	604	334	99
Gains on loans sold	759	208	341
Earnings on bank owned life insurance	507	498	504
Other	456	479	374
TOTAL NON-INTEREST INCOME	7,837	6,916	6,296
NON-INTEREST EXPENSES:
Salaries and employee benefits	11,018	9,996	9,850
Occupancy	1,265	1,331	1,219
Furniture and equipment	411	449	454
Professional fees	891	744	681
Federal depository insurance	468	592	950
Pennsylvania shares tax	602	541	540
Other	4,642	4,756	4,349
TOTAL NON-INTEREST EXPENSES	19,297	18,409	18,043
Income before provision for income taxes	18,546	16,442	14,658
Provision for income taxes	4,331	3,610	3,156
NET INCOME	$ 14,215	$ 12,832	$ 11,502
PER COMMON SHARE DATA:
NET INCOME – BASIC	$ 4.88	$ 4.36	$ 3.90
NET INCOME - DILUTED	$ 4.88	$ 4.36	$ 3.90
CASH DIVIDENDS PER SHARE	$ 1.58	$ 1.15	$ 1.07
See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Comprehensive Income
Year Ended December 31,
(in thousands)	2012	2011	2010
Net Income	$ 14,215	$ 12,832	$ 11,502

Other Comprehensive income (loss):
Securities available for sale
Change in net unrealized gain/loss during the period	821	7,114	(1,617)
Income tax (benefit)	278	2,419	(550)
	543	4,695	(1,067)
Reclassification adjustment for realized gains
included in income	(604)	(334)	(99)
Income tax benefit	(205)	(114)	(34)
	(399)	(220)	(65)

Unrealized loss (gain) on interest rate swap	148	61	(243)
Income tax (benefit)	50	21	(83)
	98	40	(160)

Change in unrecognized pension costs	(848)	(939)	464
Income tax (benefit)	(288)	(319)	159
	(560)	(620)	305

Net other comprehensive income (loss)	(318)	3,895	(987)
Comprehensive income	$ 13,897	$ 16,727	$ 10,515

See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Changes in Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2009	3,076,253	$ 3,076	$ 13,457	$ 47,353	$ 2,041	$ (4,400)	$ 61,527
Net income				11,502			11,502
Net other comprehensive loss					(987)		(987)
Total comprehensive income							10,515
Stock dividend	28,181	28	733	(761)			-
Purchase of treasury stock (13,863 shares)						(386)	(386)
Restricted stock awards			(128)			119	(9)
Restricted stock vesting			154			-	154
Forfeited restricted stock			10			(10)	-
Stock awards			9			42	51
Cash dividends, $1.07 per share				(3,162)			(3,162)
Balance, December 31, 2010	3,104,434	3,104	14,235	54,932	1,054	(4,635)	68,690

Net income				12,832			12,832
Net other comprehensive income					3,895		3,895
Total comprehensive income							16,727
Stock dividend	28,432	29	1,023	(1,052)			-
Purchase of treasury stock (24,247 shares)						(851)	(851)
Restricted stock awards			(159)				(159)
Restricted stock vesting			209				209
Cash dividend reinvestment paid from treasury stock			5	(227)		222	-
Cash dividends, $1.15 per share				(3,148)			(3,148)
Balance, December 31, 2011	3,132,866	3,133	15,313	63,337	4,949	(5,264)	81,468

Net income				14,215			14,215
Net other comprehensive loss					(318)		(318)
Total comprehensive income							13,897
Stock dividend	28,458	28	1,110	(1,138)			-
Purchase of treasury stock (33,042 shares)						(1,348)	(1,348)
Restricted stock awards			(156)			14	(142)
Restricted stock vesting			201				201
Cash dividends, $1.58 per share				(4,601)			(4,601)
Balance, December 31, 2012	3,161,324	$ 3,161	$ 16,468	$ 71,813	$ 4,631	$ (6,598)	$ 89,475

See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Cash Flows
Year Ended December 31,
(in thousands)	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$ 14,215	$ 12,832	$ 11,502
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	420	675	1,255
Depreciation and amortization	420	469	457
Amortization and accretion on investment securities	2,364	1,932	829
Deferred income taxes	(58)	98	(270)
Investment securities gains, net	(604)	(334)	(99)
Earnings on bank owned life insurance	(507)	(498)	(504)
Stock awards	201	209	205
Originations of loans held for sale	(37,398)	(9,583)	(16,243)
Proceeds from sales of loans held for sale	36,699	9,791	16,584
Realized gains on loans sold	(759)	(208)	(341)
Increase in accrued interest receivable	(195)	(166)	(314)
Decrease in prepaid federal depository insurance	415	531	860
Decrease in accrued interest payable	(369)	(267)	(258)
Other, net	(33)	83	(847)
Net cash provided by operating activities	14,811	15,564	12,816
Cash Flows from Investing Activities:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	20,619	10,264	8,871
Proceeds from maturity and principal repayments of securities	117,375	89,645	54,069
Purchase of securities	(130,966)	(162,247)	(118,105)
Proceeds from redemption of regulatory stock	1,141	472	184
Purchase of regulatory stock	(1,405)	-	-
Net increase in loans	(15,230)	(14,551)	(18,415)
Purchase of premises, equipment and software	(438)	(140)	(1,292)
Proceeds from sale of premises and equipment	-	590	-
Proceeds from sale of foreclosed assets held for sale	738	372	942
Property purchased for future expansion	-	(542)	-
Net cash used in investing activities	(8,166)	(76,137)	(73,746)
Cash Flows from Financing Activities:
Net increase in deposits	3,103	53,282	75,152
Proceeds from long-term borrowings	-	3,018	3,702
Repayments of long-term borrowings	(5,590)	(7,000)	(3,858)
Net increase (decrease) in short-term borrowed funds	(2,166)	1,868	2,037
Purchase of treasury stock	(1,348)	(851)	(386)
Purchase of restricted stock	(142)	(159)	(9)
Dividends paid	(4,601)	(3,148)	(3,162)
Net cash (used) provided by financing activities	(10,744)	47,010	73,476
Net (decrease) increase in cash and cash equivalents	(4,099)	(13,563)	12,546
Cash and Cash Equivalents at Beginning of Year	30,432	43,995	31,449
Cash and Cash Equivalents at End of Year	$ 26,333	$ 30,432	$ 43,995
Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 8,028	$ 9,950	$ 11,598
Income taxes paid	$ 4,345	$ 3,215	$ 3,585
Non-cash activities:
Real estate acquired in settlement of loans	$ 374	$ 684	$ 1,205
Real estate transferred to other assets	$ -	$ -	$ 307
See accompanying notes to consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Citizens Financial Services, Inc. (individually and collectively, the “Company”), is headquartered in Mansfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, First Citizens Community  Bank (the “Bank”), and its wholly owned subsidiary, First Citizens Insurance Agency, Inc.  During 2012, the Bank converted form a national bank to a Pennsylvania state chartered bank and trust company, which resulted in a name change from First Citizens National Bank. As of December 31, 2012, the Bank operates seventeen full-service banking braches in Potter, Tioga and Bradford counties, Pennsylvania and Allegany County, New York and loan production offices in Clinton and Luzerne Counties in Pennsylvania.  The Bank also provides trust services, including the administration of trusts and estates, retirement plans, and other employee benefit plans, along with a brokerage division that provides a comprehensive menu of investment services.  The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services.  The Company and Bank are supervised by the Board of Governors of the Federal Reserve System, while the Bank is subject to additional regulation and supervision by the Pennsylvania Department of Banking.

A summary of significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

Basis of Presentation

The financial statements are consolidated to include the accounts of the Company and its subsidiary, First Citizens Community Bank, and its subsidiary, First Citizens Insurance Agency, Inc.  These statements have been prepared in accordance with U.S. generally accepted accounting principles.  All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

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

Investment Securities

Investment securities at the time of purchase are classified as one of the three following types:

Held-to-Maturity Securities - Includes securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. The Company had no held-to-maturity securities as of December 31, 2012 and 2011.

Trading Securities - Includes debt and equity securities bought and held principally for the purpose of selling them in the near term. Such securities are reported at fair value with unrealized holding gains and losses included in earnings. The Company had no trading securities as of December 31, 2012 and 2011.

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

Securities are periodically reviewed for other-than-temporary impairment. For debt securities, management considers whether the present value of future cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the consolidated statement of income.

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

Impaired loans are commercial, municipal, agricultural, commercial real estate loans and certain residential mortgages cross collateralized with commercial relationships for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications. The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories overlap. The Company may choose to place a loan on non-accrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired if the loan is not a commercial, agricultural, municipal or commercial real estate loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value; or, as a practical expedient in the case of a collateral dependent loan, the difference between the fair value of the collateral and the recorded amount of the loans.

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

Goodwill

The Company utilizes a two-step process for testing the impairment of goodwill on at least an annual basis.  This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts.  The Company performs an annual impairment analysis of goodwill.  Based on the fair value of the reporting unit, no impairment of goodwill was recognized in 2012 or 2011.

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

Derivative Financial Instruments

The Company entered into an interest rate swap derivative to convert floating-rate debt to fixed-rate debt. The Company's interest rate swap agreement involves an agreement to pay a fixed rate and receive a floating rate, at specified intervals, calculated on an agreed-upon notional amount. The Company's objective in entering into this interest rate financial instrument is to mitigate its exposure to significant unplanned fluctuations in earnings caused by volatility in interest rates. As of December 31, 2012 and 2011, the derivative instrument entered into was designated as a hedge of underlying exposures. The Company does not use this instrument for trading or speculative purposes.  Derivative instruments used by the Company involve, to varying degrees, elements of credit risk, in the event a counter party should default, and market risk, as the instruments are subject to interest rate fluctuations. Credit risk is managed through the use of counterparty diversification and monitoring of counterparty financial condition.

All derivatives are recognized on the balance sheet at their fair value. To date, the derivative entered into by the Company qualifies for and is designated as a cash flow hedge. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. There was no net gain or loss recognized in earnings related to our derivative instruments during the years ended December 31, 2012, 2011 and 2010.

Comprehensive Income

The Company is required to present comprehensive income in a full set of general purpose financial statements for all periods presented. Other comprehensive income is comprised of unrealized holding gains (losses) on the available-for-sale securities portfolio, unrecognized pension costs, and unrealized gain (loss) on interest rate swap.

Recent Accounting Pronouncements

In July, 2012, the FASB issued ASU 2012-02, Intangibles – Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (early adoption permitted).   This ASU is not expected to have a significant impact on the Company’s financial statements.

In October, 2012, the FASB issued ASU 2012-06, Business Combinations (Topic 805) - Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.  ASU 2012-06 requires that when a reporting entity recognizes an indemnification asset (in accordance with Subtopic 805-20) as a result of a government assisted acquisition of a financial institution and subsequently a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification.  Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets).  ASU 2012-06 is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The amendments should be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution.  This ASU is not expected to have a significant impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.   The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted.  The Company is currently evaluating the impact that these disclosures will have on its financial statements.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.   The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.  An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented.  The effective date is the same as the effective date of Update 2011-11.  The Company is currently evaluating the impact that these disclosures will have on its financial statements.

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

	2012	2011	2010

Net income applicable to common stock	$14,215,000	$12,832,000	$11,502,000

Basic earnings per share computation:
Weighted average common shares outstanding	2,911,885	2,943,028	2,952,041
Earnings per share - basic	$4.88	$4.36	$3.90

Diluted earnings per share computation:
Weighted average common shares outstanding for basic earnings per share	2,911,885	2,943,028	2,952,041
Add: Dilutive effects of restricted stock	1,642	-	-
Weighted average common shares outstanding for dilutive earnings per share	2,913,527	2,943,028	2,952,041
Earnings per share - dilutive	$4.88	$4.36	$3.90

For 2012, 2011 and 2010, 2,621, 9,921 and 11,241 shares, respectively, related to the restricted stock program were excluded from the diluted earnings per share calculations since they were anti-dilutive.

Reclassification

Certain of the prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income or stockholders’ equity.

2. RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserves, in the form of cash and balances with the Federal Reserve Bank, against its deposit liabilities.  The amount of such reserves was $1,468,000 and $1,415,000 at December 31, 2012 and 2011, respectively.

Non-retirement account deposits with one financial institution are insured up to $250,000. At times, the Company maintains cash and cash equivalents with other financial institutions in excess of the insured amount.

3. INVESTMENT SECURITIES

The amortized cost and fair value of investment securities at December 31, 2012 and 2011 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2012	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 125,125	$ 2,150	$ (41)	$ 127,234
U.S. Treasuries	4,922	25	-	4,947
Obligations of state and
political subdivisions	95,288	5,721	(134)	100,875
Corporate obligations	21,699	452	(42)	22,109
Mortgage-backed securities in
government sponsored entities	52,072	1,728	(127)	53,673
Equity securities in financial institutions	912	502	-	1,414
Total available-for-sale securities	$ 300,018	$ 10,578	$ (344)	$ 310,252

2011
Available-for-sale securities:
U.S. Agency securities	$ 166,534	$ 2,087	$ (21)	$ 168,600
Obligations of state and
political subdivisions	96,556	4,996	(5)	101,547
Corporate obligations	8,263	197	-	8,460
Mortgage-backed securities in
government sponsored entities	36,630	2,356	(12)	38,974
Equity securities in financial institutions	823	420	(1)	1,242
Total available-for-sale securities	$ 308,806	$ 10,056	$ (39)	$ 318,823

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011 (in thousands).  As of December 31, 2012, the Company owned 25 securities whose fair value was less than their cost basis, respectively.

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2012	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ 6,016	$ (41)	$ -	$ -	$ 6,016	$ (41)
Obligations of states and
political subdivisions	7,981	(134)	-	-	7,981	(134)
Corporate obligations	10,972	(42)	-	-	10,972	(42)
Mortgage-backed securities in
government sponsored entities	8,651	(127)	-	-	8,651	(127)
Total securities	$ 33,620	$ (344)	$ -	$ -	$ 33,620	$ (344)

2011
U.S. Agency securities	$ 10,018	$ (21)	$ -	$ -	$ 10,018	$ (21)
Obligations of states and
political subdivisions	1,057	(3)	771	(2)	1,828	(5)
Mortgage-backed securities in
government sponsored entities	3,164	(12)	-	-	3,164	(12)
Equity securities in financial institutions	39	(1)	-	-	39	(1)
Total securities	$ 14,278	$ (37)	$ 771	$ (2)	$ 15,049	$ (39)

As of December 31, 2012, the Company’s investment securities portfolio contains unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, corporate obligations, obligations of states and political subdivisions and mortgage backed securities in government sponsored entities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  During 2011, an impairment loss was determined to be other than temporary for an equity security in a financial institution. As a result a $54,000 loss was recognized on the Consolidated Statement of Income. As of December 31, 2012 and 2011, the Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale during 2012, 2011, and 2010 were $20,619,000, $10,264,000 and $8,871,000, respectively.  The gross gains realized during 2012 consisted of realized gains of $50,000, $392,000, $58,000, $95,000 and $9,000 from the sale of four agency securities, twelve mortgage backed securities, portions of an equity security, two U.S. Treasuries and one municipal security, respectively. There were no losses incurred during 2012. The gross gains realized during 2011 consisted of realized gains of $115,000, $254,000, $68,000 and $24,000 from the sale of three agency securities, thirteen mortgage backed securities, portions of two equity securities and one municipal security, respectively. The gross losses incurred during 2011 were made up of realized losses of $4,000, $6,000, and $63,000 from the sale of an equity security, one mortgage backed security, and three municipal securities and an impairment charge related to an equity security in a financial institution in the amount of $54,000. The gross gains realized during 2010 consisted of realized gains of $21,000, $23,000, and $55,000 from the sale of a U.S. Treasury note, three agency securities and one mortgage backed securities, respectively. There were no losses incurred during 2010. Gross gains and gross losses were realized as follows (in thousands):

	2012	2011	2010
Gross gains	$ 604	$ 461	$ 99
Gross losses	-	127	-
Net gains	$ 604	$ 334	$ 99

Investment securities with an approximate carrying value of $193,332,000 and $177,940,000 at December 31, 2012 and 2011, respectively, were pledged to secure public funds and certain other deposits as provided by law and certain borrowing arrangements of the Company.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at December 31, 2012, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$ 19,148	$ 19,317
Due after one year through five years	71,727	73,597
Due after five years through ten years	63,510	64,811
Due after ten years	144,721	151,113
Total	$ 299,106	$ 308,838

4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout North central Pennsylvania and Southern New York.  Although the Company has a diversified loan portfolio at December 31, 2012 and 2011, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio, as well as how those segments are analyzed within the allowance for loan losses as of December 31, 2012 and 2011 (in thousands):

2012	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 178,080	$ 424	$ 177,656
Commercial and agricultural	194,725	9,093	185,632
Construction	12,011	-	12,011
Consumer	10,559	-	10,559
Other commercial and agricultural loans	47,880	901	46,979
State and political subdivision loans	59,208	-	59,208
Total	502,463	$ 10,418	$ 492,045
Allowance for loan losses	6,784
Net loans	$ 495,679

2011
Real estate loans:
Residential	$ 184,034	$ 94	$ 183,940
Commercial and agricultural	185,050	8,270	176,780
Construction	8,481	-	8,481
Consumer	10,746	-	10,746
Other commercial and agricultural loans	44,299	517	43,782
State and political subdivision loans	54,899	-	54,899
Total	487,509	$ 8,881	$ 478,628
Allowance for loan losses	6,487
Net loans	$ 481,022

Real estate loans serviced for Freddie Mac and Fannie Mae, which are not included in the consolidated balance sheet, totaled $73,813,000 and $58,985,000 at December 31, 2012 and 2011, respectively.

As of December 31, 2012 and 2011, net unamortized loan fees and costs of $1,354,000 were included in the carrying value of loans.

The segments of the Bank’s loan portfolio are disaggregated into classes to a level that allows management to monitor risk and performance. Residential real estate mortgages consists of 15 to 30 year first mortgages on residential real estate, while residential real estate home equities are consumer purpose installment loans or lines of credit  secured by a mortgage which is often a second lien on residential real estate with terms of 15 years or less. Commercial real estate are business purpose loans secured by a mortgage on commercial real estate. Agricultural real estate are loans secured by a mortgage on real estate used in agriculture production. Construction real estate are loans secured by residential or commercial real estate used during the construction phase of residential and commercial projects. Consumer loans are typically unsecured or primarily secured by something other than real estate and overdraft lines of credit connected with customer deposit accounts. Commercial and other loans are loans for commercial purposes primarily secured by non-real estate collateral. Other agricultural loans are loans for agricultural purposes primarily secured by non real estate collateral. State and political subdivisions are loans for state and local municipalities for capital and operating expenses or tax free loans used to finance commercial development

Management considers commercial and other loans, commercial and agricultural real estate loans and state and political subdivision loans which are 90 days or more past due to be impaired. Certain residential mortgages, home equity and consumer loans that are cross collateralized with commercial relationships determined to be impaired maybe classified as impaired as well. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.

The following table includes the recorded investment and unpaid principal balances for impaired loans by class, with the associated allowance amount as of December 31, 2012 and 2011, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
2012
Real estate loans:
Mortgages	$ 309	$ 150	$ 136	$ 286	$ 8
Home Equity	138	-	138	138	14
Commercial	10,669	6,476	2,617	9,093	559
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	950	592	309	901	1
Other agricultural loans	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-
Total	$ 12,066	$ 7,218	$ 3,200	$ 10,418	$ 582

2011
Real estate loans:
Mortgages	$ -	$ -	$ -	$ -	$ -
Home Equity	94	36	58	94	13
Commercial	9,394	5,663	2,607	8,270	433
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	574	30	487	517	48
Other agricultural loans	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-
Total	$ 10,062	$ 5,729	$ 3,152	$ 8,881	$ 494

The following table includes the average investment in impaired loans and the income recognized on impaired loans for 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Average investment in impaired loans	$ 8,625	$ 9,653	$ 9,356
Interest income recognized on impaired loans	123	123	143
Interest income recognized on a cash basis on impaired loans	123	123	143

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

The following tables represent credit exposures by internally assigned grades as of December 31, 2012 and 2011 (in thousands):

2012	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$ 149,892	$ 7,616	$ 19,127	$ 75	$ -	$ 176,710
Agricultural	13,690	2,386	1,939	-	-	18,015
Construction	12,011	-	-	-	-	12,011
Other commercial loans	39,239	826	1,555	-	-	41,620
Other agricultural loans	4,833	589	838	-	-	6,260
State and political
subdivision loans	58,120	-	1,088	-	-	59,208
Total	$ 277,785	$ 11,417	$ 24,547	$ 75	$ -	$ 313,824

2011	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$ 138,409	$ 10,372	$ 17,045	$ -	$ -	$ 165,826
Agricultural	14,628	2,412	2,184	-	-	19,224
Construction	8,481	-	-	-	-	8,481
Other commercial loans	34,606	2,203	921	17	-	37,747
Other agricultural loans	4,509	809	1,234	-	-	6,552
State and political
subdivision loans	53,733	-	1,166	-	-	54,899
Total	$ 254,366	$ 15,796	$ 22,550	$ 17	$ -	$ 292,729

For residential real estate mortgages, home equities and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below and all loans past due 90 or more days. The following table presents the recorded investment in those loan classes based on payment activity as of December 31, 2012 and 2011 (in thousands):

2012	Performing	Non-performing	Total
Real estate loans:
Mortgages	$ 105,822	$ 726	$ 106,548
Home Equity	71,263	269	71,532
Consumer	10,555	4	10,559
Total	$ 187,640	$ 999	$ 188,639

2011	Performing	Non-performing	Total
Real estate loans:
Mortgages	$ 102,238	$ 473	$ 102,711
Home Equity	81,143	180	81,323
Consumer	10,746	-	10,746
Total	$ 194,127	$ 653	$ 194,780

Age Analysis of Past Due Loans by Class

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loans as of December 31, 2012 and 2011, (in thousands):

	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
2012	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
Real estate loans:
Mortgages	$ 636	$ 294	$ 493	$ 1,423	$ 105,125	$ 106,548	$ 244
Home Equity	267	17	222	506	71,026	71,532	88
Commercial	602	-	2,149	2,751	173,959	176,710	152
Agricultural	54	-	-	54	17,961	18,015	-
Construction	-	-	-	-	12,011	12,011	-
Consumer	45	43	4	92	10,467	10,559	4
Other commercial loans	962	-	317	1,279	40,341	41,620	18
Other agricultural loans	-	-	-	-	6,260	6,260	-
State and political
subdivision loans	-	-	-	-	59,208	59,208	-
Total	$ 2,566	$ 354	$ 3,185	$ 6,105	$ 496,358	$ 502,463	$ 506
Loans considered non-accrual	$ 73	$ 69	$ 2,679	$ 2,821	$ 5,246	$ 8,067
Loans still accruing	2,493	285	506	3,284	491,112	494,396
Total	$ 2,566	$ 354	$ 3,185	$ 6,105	$ 496,358	$ 502,463

	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
2011	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
Real estate loans:
Mortgages	$ 428	$ 91	$ 398	$ 917	$ 101,794	$ 102,711	$ 60
Home Equity	339	-	180	519	80,804	81,323	39
Commercial	319	412	2,794	3,525	162,301	165,826	176
Agricultural	143	-	-	143	19,081	19,224	-
Construction	-	-	-	-	8,481	8,481	-
Consumer	86	7	-	93	10,653	10,746	-
Other commercial loans	9	-	503	512	37,235	37,747	-
Other agricultural loans	-	-	-	-	6,552	6,552	-
State and political
subdivision loans	-	-	-	-	54,899	54,899	-
Total	$ 1,324	$ 510	$ 3,875	$ 5,709	$ 481,800	$ 487,509	$ 275
Loans considered non-accrual	$ -	$ -	$ 3,600	$ 3,600	$ 5,565	$ 9,165
Loans still accruing	1,324	510	275	2,109	476,235	478,344
Total	$ 1,324	$ 510	$ 3,875	$ 5,709	$ 481,800	$ 487,509

Nonaccrual Loans

Loans are considered for nonaccrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although the Corporation may be receiving partial payments of interest and partial repayments of principal on such loans or if full payment of principal and interest is not expected.

The following table reflects the loans on nonaccrual status as of December 31, 2012 and 2011, respectively. The balances are presented by class of loan (in thousands):

	2012	2011
Real estate loans:
Mortgages	$ 482	$ 413
Home Equity	181	141
Commercial	7,042	8,094
Agricultural	-	-
Construction	-	-
Consumer	-	-
Other commercial loans	362	517
Other agricultural loans	-	-
State and political subdivision	-	-
	$ 8,067	$ 9,165

Interest income on loans would have increased by approximately $531,000, $625,000, and $522,000 and during 2012, 2011 and 2010, respectively, if these loans had performed in accordance with their terms.

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

Loan modifications that are considered TDR’s completed during the years ended December 31, 2012 and 2011 were as follows (dollars in thousands):

2012	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Residential mortgage	1	1	$ 48	$ 71	$ 48	$ 71
Commercial	-	3	-	160	-	160
Other commercial loans	-	1	-	25	-	25
Total	1	5	$ 48	$ 256	$ 48	$ 256
2011	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Residential	2	-	$ 76	$ -	$ 76	$ -
Commercial	5	1	5,912	47	5,912	47
Other commercial loans	1	-	15	-	15	-
Total	8	1	$ 6,003	$ 47	$ 6,003	$ 47

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. Loan modifications during the previous twelve months considered TDR’s that defaulted during the twelve month periods ended December 31, 2012 and 2011 were as follows (dollars in thousands):

	2012		2011
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Real estate loans:
Commercial	1	$ 50	3	$ 150
Total recidivism	1	$ 50	3	$ 150

Allowance for Loan Losses

The following tables roll forward the balance of the allowance for loan and lease losses for the years ended December 31, 2012, 2011 and 2010 and is segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2012, 2011 and 2010 (in thousands):

	Balance at December 31, 2011	Charge-offs	Recoveries	Provision	Balance at December 31, 2011	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 805	$ (95)	$ -	$ 165	$ 875	$ 22	$ 853
Commercial and agricultural	4,132	(2)	9	298	4,437	559	3,878
Construction	15	-	-	23	38	-	38
Consumer	111	(54)	33	29	119	-	119
Other commercial and agricultural loans	674	(21)	7	68	728	1	727
State and political				-
subdivision loans	235	-	-	36	271	-	271
Unallocated	515	-	-	(199)	316	-	316
Total	$ 6,487	$ (172)	$ 49	$ 420	$ 6,784	$ 582	$ 6,202

	Balance at December 31, 2010	Charge-offs	Recoveries	Provision	Balance at December 31, 2011	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 969	$ (101)	$ -	$ (63)	$ 805	$ 13	$ 792
Commercial and agricultural	3,380	(29)	15	766	4,132	433	3,699
Construction	22	-	-	(7)	15	-	15
Consumer	108	(71)	57	17	111	-	111
Other commercial and agricultural loans	983	(6)	32	(335)	674	48	626
State and political				-
subdivision loans	137	-	-	98	235	-	235
Unallocated	316	-	-	199	515	-	515
Total	$ 5,915	$ (207)	$ 104	$ 675	$ 6,487	$ 494	$ 5,993

	Balance at December 31, 2009	Charge-offs	Recoveries	Provision	Balance at December 31, 2010	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 801	$ (76)	$ 4	$ 240	$ 969	$ 21	$ 948
Commercial and agricultural	2,864	(124)	21	619	3,380	167	3,213
Construction	20	-	-	2	22	-	22
Consumer	131	(88)	79	(14)	108	-	108
Other commercial and agricultural loans	918	(120)	76	109	983	-	983
State and political subdivision loans	93	-	-	44	137	-	137
Unallocated	61	-	-	255	316	-	316
Total	$ 4,888	$ (408)	$ 180	$ 1,255	$ 5,915	$ 188	$ 5,727

As discussed in Footnote 1, management evaluates various qualitative factors on a quarterly basis. The following are factors that experienced changes:

2012

•
The qualitative factors for changes in levels of and trends in delinquencies and impaired/classified loans were increased for residential real estate loans and other commercial loans due to increases in the amount of loans past due.

•	The qualitative factor for changes in the quality of the loan review system was increased for all portfolio types due to personnel changes.
•
The qualitative factor for changes in values of underlying collateral was decreased for residential and commercial real estate loans as flooding experienced in our primary market area of north central Pennsylvania at the end of 2011  was not as severe as estimated for the year ended December 31, 2011.

•	The qualitative factor for changes in unemployment rates was increased for all loan types due to rising unemployment rates in the Bank’s primary market during 2012.
•
The qualitative factor for the existence and effect of any credit concentrations and changes in the level of such concentrations was increased for commercial real estate loans and other commercial loans due to the increased size of these loans in regards to the Company’s loan portfolio.

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

5. PREMISES & EQUIPMENT

Premises and equipment at December 31, 2012 and 2011 are summarized as follows (in thousands):

	2012	2011
Land	$ 3,278	$ 3,278
Buildings	12,448	12,313
Furniture, fixtures and equipment	6,374	6,517
Construction in process	64	6
	22,164	22,114
Less: accumulated depreciation	10,643	10,412
Premises and equipment, net	$ 11,521	$ 11,702

Depreciation expense amounted to $606,000, $649,000 and $669,000 for 2012, 2011 and 2010, respectively.

6. GOODWILL

As of December 31, 2012 and 2011, the Company had goodwill of $10,256,000, which is tested for impairment on an annual basis. Based on the fair value of the reporting unit, no goodwill impairment loss was recognized in 2012, 2011 or, 2010.

7. CORE DEPOSIT INTANGIBLE ASSETS

A summary of core deposit intangible assets as of December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011
Beginning carrying amount	$ 3,619	$ 3,619
Add: amount related to acquisition	-	-
Gross carrying amount	$ 3,619	$ 3,619
Less: accumulated amortization	3,619	3,604
Net carrying amount	$ -	$ 15

Amortization expense amounted to $15,000, $17,000 and $17,000 for 2012, 2011, and 2010, respectively.

8. FEDERAL HOME LOAN BANK (FHLB) STOCK

The Bank is a member of the FHLB of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of December 31, 2012 and 2011, the Bank holds $3,290,000 and $3,027,000, respectively. The stock is bought from and sold to the FHLB based upon its $100 par value.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated for by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) The significance of the decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios have improved in the most recent quarters, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members throughout 2012 and has reinstituted the dividend in 2012.

9. DEPOSITS

The following table shows the breakdown of deposits as of December 31, 2012 and 2011, by deposit type (dollars in thousands):

	2012	2011
Non-interest-bearing deposits	$ 89,494	$ 85,605
NOW accounts	201,804	200,897
Savings deposits	87,836	79,659
Money market deposit accounts	83,423	67,223
Certificates of deposit	274,539	300,609
Total	$ 737,096	$ 733,993

Certificates of deposit of $100,000 or more amounted to $113,479,000 and $120,127,000 at December 31, 2012 and 2011, respectively. Interest expense on certificates of deposit of $100,000 or more amounted to $1,819,000, $2,496,000, and, $3,095,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Following are maturities of certificates of deposit as of December 31, 2012 (in thousands):

2013	$ 126,355
2014	62,274
2015	45,528
2016	19,372
2017	19,610
Thereafter	1,400
Total certificates of deposit	$ 274,539

10. BORROWED FUNDS

The following table shows the breakdown of borrowed funds as of December 31, 2012 and 2011, by deposit type (dollars in thousands):

	Securities
	Sold Under						Total
	Agreements to	FHLB	Federal Funds	FRB	Notes	Term	Borrowed
	Repurchase(a)	Advances(b)	Line (c)	BIC Line (d)	Payable(e,f)	Loans(g)	Funds
2012
Balance at December 31	$ 8,626	$ -	$ -	$ -	$ 7,500	$ 30,000	$ 46,126
Highest balance at any month-end	11,382	19,338	-	-	7,500	35,000	73,220
Average balance	9,765	3,135	-	1	7,500	32,077	52,478
Weighted average interest rate:
Paid during the year	0.84%	0.25%	0.51%	0.75%	5.87%	3.14%	2.95%
As of year-end	0.87%	0.00%	0.00%	0.00%	5.87%	3.06%	3.10%
2011
Balance at December 31	$ 11,382	$ -	$ -	$ -	$ 7,500	$ 35,000	$ 53,882
Highest balance at any month-end	11,382	-	-	-	7,500	39,000	57,882
Average balance	10,484	3	-	-	7,500	37,496	55,483
Weighted average interest rate:
Paid during the year	0.82%	0.68%	1.53%	0.00%	5.87%	3.22%	3.13%
As of year-end	0.79%	0.00%	0.00%	0.00%	5.87%	3.13%	3.01%

(a) Securities sold under agreements to repurchase mature within 5 years. As of December 31, 2012 and 2011, repurchase agreements with original maturities of less than one year totaled $7,436,000 and $9,602,000, respectively. As of December 31, 2012 and 2011, repurchase agreements with original maturities greater than one year totaled $1,190,000 and $1,780,000, respectively. The carrying value of the underlying securities pledged at December 31, 2012 and 2011 was $13,177,000 and $15,631,000, respectively.

(b) FHLB Advances consist of an “Open RepoPlus” agreement with the Federal Home Loan Bank of Pittsburgh. FHLB “Open RepoPlus” advances are short-term borrowings that bear interest based on the Federal Home Loan Bank discount rate or Federal Funds rate, whichever is higher.  The Company has a borrowing limit of $236,796,000, inclusive of any outstanding advances. FHLB advances are secured by a blanket security agreement that includes the Company’s FHLB stock, as well as certain investment and mortgage-backed securities held in safekeeping at the FHLB and certain residential and commercial mortgage loans.  At December 31, 2012 and 2011, the approximate carrying value of the securities collateral was $8,092,000 and $11,196,000, respectively.

(c) The federal funds line consists of an unsecured line from a third party bank at market rates.  The Company has a borrowing limit of $10,000,000, inclusive of any outstanding balances.  No specific collateral is required to be pledged for these borrowings.

(d) The Federal Reserve Bank Borrower in Custody (FRB BIC) Line consists of a borrower in custody in agreement open in January 2010 with the Federal Reserve Bank of Philadelphia secured by municipal loans maintained in the Company's possession.    As of December 31, 2012, the Company has a borrowing limit of $13,731,000, inclusive of any outstanding advances. The approximate carrying value of the municipal loan collateral was $16,814,000 and $17,549,000 as of December 31, 2012 and 2011, respectively.

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

(f) In December, 2008, the Company entered into an interest rate swap agreement to convert floating-rate debt to fixed rate debt on a notional amount of $7,500,000. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreement was entered into on December 17, 2008 and expires December 17, 2013.  The fair value of the interest rate swap at December 31, 2012 and 2011 was a liability of $200,000 and $348,000, respectively, and is included within other liabilities on the consolidated balance sheets.

(g) Term Loans consist of separate loans with a third party bank and the Federal Home Loan Bank of Pittsburgh as follows (in thousands):

		December 31,	December 31,
Interest Rate	Maturity	2012	2011
Fixed:
3.57%	May 7, 2012	$ -	$ 2,000
3.36%	May 9, 2012	-	2,000
3.89%	September 5, 2012	-	1,000
2.72%	March 31, 2013	1,150	1,150
2.58%	April 28, 2013	2,000	2,000
2.37%	May 5, 2013	2,000	2,000
3.75%	May 6, 2013	2,000	2,000
3.55%	May 9, 2013	2,000	2,000
2.26%	May 15, 2013	1,650	1,650
3.42%	December 2, 2013	5,000	5,000
3.52%	December 5, 2013	5,000	5,000
2.31%	January 27,2014	1,000	1,000
2.80%	April 17, 2014	3,200	3,200
2.29%	October 2, 2017	2,000	2,000
2.72%	July 12, 2018	1,000	1,000
3.52%	July 12, 2021	2,000	2,000
Total term loans		$ 30,000	$ 35,000

Following are maturities of borrowed funds as of December 31, 2012 (in thousands):

2013	$ 35,736
2014	4,200
2015	656
2016	534
2017	2,000
Thereafter	3,000
Total borrowed funds	$ 46,126

11. EMPLOYEE BENEFIT PLANS

Noncontributory Defined Benefit Pension Plan

The Bank sponsors a trusteed, noncontributory defined benefit pension plan covering substantially all employees and officers.  The pension plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank and compensation rates near retirement. The Bank’s funding policy is to make annual contributions, if needed, based upon the funding formula developed by the pension plan’s actuary. For the years ended December 31, 2012 and 2011, contributions to the pension plan totaled $750,000 and $505,000, respectively.

The pension plan was amended to cease eligibility for employees with a hire date of January 1, 2007 or later.  In lieu of the pension plan, employees with a hire date of January 1, 2007 or later are eligible to receive, after meeting length of service requirements, an annual discretionary 401(k) plan contribution from the Bank equal to a percentage of an employee’s base compensation.  The contribution amount will be placed in a separate account within the 401(k) plan and will be subject to a vesting requirement. Contributions by the Company totaled $30,000 and $18,000 for 2012 and 2011, respectively.

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

The following table sets forth the obligation and funded status as of December 31 (in thousands):

	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$8,387	$7,637
Service cost	330	328
Interest cost	344	402
Actuarial gain	1,207	425
Benefits paid	(251)	(405)
Benefit obligation at end of year	10,017	8,387
Change in plan assets
Fair value of plan assets at beginning of year	7,472	7,337
Actual return on plan assets	790	35
Employer contribution	750	505
Benefits paid	(251)	(405)
Fair value of plan assets at end of year	8,761	7,472

Funded status	$(1,256)	$(915)

Amounts not yet recognized as a component of net periodic pension cost (in thousands)

Amounts recognized in accumulated other
comprehensive loss consists of:
Net loss	$3,375	$2,570
Prior service cost	(357)	(400)
Total	$3,018	$2,170

The accumulated benefit obligation for the defined benefit pension plan was $10,017,000 and $8,387,000 at December 31, 2012 and 2011, respectively.  Information where the accumulated benefit obligation is in excess of plan assets at December 31, 2012 is as follows (in thousands):

2012
Projected benefit obligation	$10,017
Accumulated benefit obligation	10,017
Fair value of plan assets	8,761

The components of net periodic benefit costs for the periods ending December 31 are as follows (in thousands):

	2012	2011	2010
Service cost	$330	$328	$303
Interest cost	344	402	399
Expected return on plan assets	(565)	(595)	(523)
Net amortization and deferral	135	46	44
Net periodic benefit cost	$244	$181	$223

The estimated net loss and prior service cost (benefit) that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost in 2013 is $223,859 and $(43,000), respectively.

The weighted-average assumptions used to determine benefit obligations at December 31:

	2012	2011
Discount rate	3.30%	4.00%
Rate of compensation increase	3.00%	3.00%

The weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31:

	2012	2011	2010
Discount rate	4.00%	5.25%	5.75%
Expected long-term return on plan assets	7.50%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	3.25%

The long-term rate of return on plan assets gives consideration to returns currently being earned on plan assets as well as future rates expected to be earned.  The investment objective is to maximize total return consistent with the interests of the participants and beneficiaries, and prudent investment management.  The allocation of the pension plan assets is determined on the basis of sound economic principles and is continually reviewed in light of changes in market conditions.  Asset allocation favors equity securities, with a target allocation of 50-70%.  The target allocation for debt securities is 30-50%.  At December 31, 2012, the pension plan had a sufficient cash and money market position in order to re-allocate the equity portfolio for diversification purposes and reduce risk in the total portfolio.  The following table sets forth by level, within the fair value hierarchy as defined in footnote 17, the Plan’s assets at fair value as of December 31, 2012 and 2011 (in thousands):

2012	Level 1	Level II	Level III	Total	Allocation
Assets
Cash and cash equivalents	$ 525	$ -	$ -	$ 525	6.0%
Equity Securities
U.S. Companies	3,121	-	-	3,121	35.6%
Mutual Funds and ETF's (a)	3,058	-	-	3,058	34.9%
Corporate Bonds	-	1,149	-	1,149	13.1%
U.S. Agency Securities	-	908	-	908	10.4%
Total	$ 6,704	$ 2,057	$ -	$ 8,761	100.0%

2011	Level 1	Level II	Level III	Total	Allocation
Assets
Cash and cash equivalents	$ 208	$ -	$ -	$ 208	2.8%
Equity Securities
U.S. Companies	2,958	-	-	2,958	39.6%
Mutual Funds and ETF's (a)	1,797	-	-	1,797	24.0%
Corporate Bonds	-	1,273	-	1,273	17.0%
U.S. Agency Securities	-	1,086	-	1,086	14.5%
Certificate of deposit	150	-	-	150	2.1%
Total	$ 5,113	$ 2,359	$ -	$ 7,472	100.0%

(a)	This category comprises mutual funds investing in domestic large-cap, mid-caps, small caps, international large cap, emerging markets and commodities.

Equity securities include the Company’s common stock in the amounts of $436,000 (5.0% of total plan assets) and $346,000 (4.6% of total plan assets) at December 31, 2012 and 2011, respectively.

The Bank expects to contribute $500,000 to its pension plan in 2013.  Expected future benefit payments that the Bank estimates from its pension plan are as follows (in thousands):

2013	$ 326
2014	636
2015	306
2016	570
2017	516
2018 - 2022	4,037

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $245,000, $230,000 and $226,000 for 2012, 2011 and 2010, respectively.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the deferred compensation plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the deferred compensation plan are not guaranteed and represent a general liability of the Company.  As of December 31, 2012 and 2011, an obligation of $1,001,000 and $1,030,000, respectively, was included in other liabilities for this plan in the consolidated balance sheet. Amounts included in interest expense on the deferred amounts totaled $16,000, $22,000 and $28,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the Plan) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including in the case of employees, continuous employment or service with the Company.  100,000 shares of the Company’s common stock have been authorized under the Plan, which terminates April 18, 2016. As of December 31, 2012, 70,783 shares remain available to be issued under the Plan. The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted shares during 2012 and 2011:

	2012		2011
		Weighted		Weighted
		Average		Average
	Shares	Market Price	Shares	Market Price
Outstanding, beginning of year	9,921	$ 29.37	11,241	$ 22.79
Granted	4,132	37.68	4,268	37.16
Vested	(5,407)	25.92	(5,588)	22.08
Outstanding, end of year	8,646	$ 35.51	9,921	$ 29.37

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.  Compensation expense related to restricted stock was $141,000, $145,000, and $127,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law.  At December 31, 2012 and 2011, an obligation of $901,000 and $809,000, respectively, was included in other liabilities for this plan in the consolidated balance sheet.  Expenses related to this plan totaled $92,000, $62,000 and $348,000 for the years ended December 31, 2012, 2011 and 2010.

12. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Currently payable	$ 4,389	$ 3,512	$ 3,426
Deferred tax liability (asset)	(58)	98	(270)
Provision for income taxes	$ 4,331	$ 3,610	$ 3,156

The following temporary differences gave rise to the net deferred tax liabilities at December 31, 2012 and 2011 (in thousands):

	2012	2011
Deferred tax assets:
Allowance for loan losses	$ 2,307	$ 2,206
Deferred compensation	544	563
Allowance for losses on available-for-sale securities	784	789
Pension and other retirement obligation	733	586
Unrealized loss on interest rate swap	68	118
Interest on non-accrual loans	720	572
Incentive plan accruals	323	84
Other	214	140
Total	$ 5,693	$ 5,058
Deferred tax liabilities:
Premises and equipment	$ (358)	$ (343)
Investment securities accretion	(302)	(354)
Loan fees and costs	(110)	(80)
Goodwill and core deposit intangibles	(2,126)	(1,828)
Low income housing tax credits	(20)	(36)
Mortgage servicing rights	(167)	(103)
Unrealized gains on available-for-sale securities	(3,480)	(3,406)
Total	(6,563)	(6,150)
Deferred tax liability, net	$ (870)	$ (1,092)

No valuation allowance was established at December 31, 2012 and 2011, in view of the Company’s ability to carryback to taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company’s earnings potential.

The total provision for income taxes is different from that computed at the statutory rates due to the following items (in thousands):

	Year Ended December 31,
	2012	2011	2010
Provision at statutory rates on
pre-tax income	$ 6,306	$ 5,590	$ 4,977
Effect of tax-exempt income	(1,853)	(1,844)	(1,607)
Low income housing tax credits	(57)	(96)	(164)
Bank owned life insurance	(172)	(169)	(171)
Nondeductible interest	87	107	113
Other items	20	22	8
Provision for income taxes	$ 4,331	$ 3,610	$ 3,156
Statutory tax rates	34%	34%	34%
Effective tax rates	23.4%	22.0%	21.5%

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exception, the Company’s federal and state income tax returns for taxable years through 2008 have been closed for purposes of examination by the federal and state taxing jurisdictions.

13. OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of tax, as of December 31, were as follows (in thousands):

	2012	2011
Net unrealized gain on securities available for sale	$ 10,234	$ 10,017
Tax effect	3,480	3,406
Net -of-tax amount	6,754	6,611

Unrealized loss on interest rate swap	(200)	(348)
Tax effect	(68)	(118)
Net -of-tax amount	(132)	(230)

Unrecognized pension costs	(3,017)	(2,170)
Tax effect	(1,026)	(738)
Net -of-tax amount	(1,991)	(1,432)

Total accumulated other comprehensive income	$ 4,631	$ 4,949

14. RELATED PARTY TRANSACTIONS

Certain executive officers, corporate directors or companies in which they have 10 percent or more beneficial ownership were indebted to the Bank.  Such loans were made in the ordinary course of business at the Bank’s normal credit terms and do not present more than a normal risk of collection.  A summary of loan activity for the years ended December 31, 2012 and 2011 with officers, directors, stockholders and associates of such persons is listed below (in thousands):

	2012	2011
Balance, beginning of year	$ 4,056	$ 3,080
New loans	2,420	2,270
Repayments	(2,127)	(1,294)
Balance, end of year	$ 4,349	$ 4,056

15. REGULATORY MATTERS

Dividend Restrictions:

The approval of the Federal Reserve Board is required for a bank to pay dividends up to the Company if the total of all dividends declared in any calendar year exceeds the Bank’s net income (as defined) for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2013 without approval of the FRB or PDB of approximately $19,165,000, plus the Bank’s net income for 2013.

Loans:

The Bank is subject to regulatory restrictions which limit its ability to loan funds to the Company.  At December 31, 2012, the regulatory lending limit amounted to approximately $13,148,000.

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

As of December 31, 2012 and 2011, the FRB categorized the Company and the Bank as well capitalized, under the regulatory framework for prompt corrective action.  To be categorized as a well capitalized financial institution, Total risk-based, Tier I risk-based and Tier I leverage capital ratios must be at least 10%, 6% and 5%, respectively.

The following table reflects the Company’s capital ratios at December 31 (dollars in thousands):

	2012		2011
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$ 90,889	17.50%	$ 82,050	16.23%
For capital adequacy purposes	41,546	8.00%	40,432	8.00%
To be well capitalized	51,932	10.00%	50,540	10.00%
Tier I capital (to risk-weighted assets)
Company	$ 84,166	16.21%	$ 75,541	14.95%
For capital adequacy purposes	20,773	4.00%	20,216	4.00%
To be well capitalized	31,159	6.00%	30,324	6.00%
Tier I capital (to average assets)
Company	$ 84,166	9.70%	$ 75,541	8.83%
For capital adequacy purposes	34,692	4.00%	34,223	4.00%
To be well capitalized	43,366	5.00%	42,779	5.00%

The following table reflects the Bank’s capital ratios at December 31 (dollars in thousands):

	2012		2011
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$ 87,215	16.84%	$ 77,051	15.29%
For capital adequacy purposes	41,425	8.00%	40,326	8.00%
To be well capitalized	51,781	10.00%	50,408	10.00%
Tier I capital (to risk-weighted assets)
Bank	$ 80,702	15.59%	$ 70,729	14.03%
For capital adequacy purposes	20,713	4.00%	20,163	4.00%
To be well capitalized	31,069	6.00%	30,245	6.00%
Tier I capital (to average assets)
Bank	$ 80,702	9.32%	$ 70,729	8.28%
For capital adequacy purposes	34,634	4.00%	34,166	4.00%
To be well capitalized	43,293	5.00%	42,708	5.00%

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

Credit Extension Commitments

The Company’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments, whose contract amounts represent credit risk at December 31, 2012 and 2011, are as follows (in thousands):

	2012	2011
Commitments to extend credit	$82,645	$89,012
Standby letters of credit	5,208	3,832

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

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use.  The non-contractual amount of financial instruments with off-balance sheet risk at December 31, 2012 was $12,579,000.  The Company reserves the right to discontinue this service without prior notice.

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

17. OPERATING LEASES

The following schedule shows future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 2012 (in thousands):

2013	$ 127
2014	71
2015	60
2016	39
2017	39
Thereafter	306
Total	$ 642

The Company’s operating lease obligations represent short and long-term lease and rental payments for facilities. Total rental expense for all operating leases for the years ended December 31, 2012, 2011 and 2010 were $152,000, $159,000 and $139,000, respectively.

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

The following tables present the assets reported on the consolidated balance sheet at their fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands) by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

2012	Level 1	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. agency securities	$ -	$ 127,234	$ -	$ 127,234
U.S. treasuries	-	4,947	-	4,947
Obligations of state and
political subdivisions	-	100,875	-	100,875
Corporate obligations	-	22,109	-	22,109
Mortgage-backed securities in
government sponsored entities	-	53,673	-	53,673
Equity securities in financial institutions	1,414	-	-	1,414
Trust Preferred Interest Rate Swap	-	(200)	-	(200)

2011	Level 1	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. Agency securities	$ -	$ 168,600	$ -	$ 168,600
Obligations of state and
political subdivisions	-	101,547	-	101,547
Corporate obligations	-	8,460	-	8,460
Mortgage-backed securities in
government sponsored entities	-	38,974	-	38,974
Equity securities in financial institutions	1,242	-	-	1,242
Trust Preferred Interest Rate Swap	-	(348)	-	(348)

Financial Instruments, Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during 2012 and 2011 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense.

•
Impaired Loans - Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. For a majority of impaired real estate related loans, the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

•
Other Real Estate owned – Other real estate owned, which is obtained through the Bank’s foreclosure process is valued utilizing the appraised collateral value. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. At the time, the foreclosure is completed, the Company obtains a current external appraisal.

Assets measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011 (in thousands) are included in the table below:

	December 31, 2012
	Level 1	Level II	Level III	Total

Impaired Loans	$ -	$ -	$ 9,836	$ 9,836
Other real estate owned	-	-	616	616

	December 31, 2011
	Level 1	Level II	Level III	Total

Impaired Loans	$ -	$ -	$ 8,387	$ 8,387
Other real estate owned	-	-	860	860

The following table provides a listing of the significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques.

	Fair Value at December 31, 2012	Valuation Technique(s)	Unobservable input	Range
Impaired Loans	$ 4,882	Discounted Cash Flows	Probability of Default	0%
			Change in interest rates	0-7%

	4,954	Appraised Collateral Values	Discount for time since appraisal	0-20%
			Selling costs	0%-10%
			Holding period	0 - 18 months

Other real estate owned	616	Appraised Collateral Values	Discount for time since appraisal	0-20%
			Selling costs	6%-10%
			Holding period	0 - 18 months

The fair values of the Company’s financial instruments are as follows (in thousands):

	Carrying
December 31, 2012	Amount	Fair Value	Level I	Level II	Level III	Total
Financial assets:
Cash and due from banks	$ 26,333	$ 26,333	$ 26,333	$ -	$ -	$ 26,333
Available-for-sale securities	310,252	310,252	1,414	308,838	-	310,252
Loans held for sale	1,458	1,458	1,458			1,458
Net loans	495,679	522,502	-	-	522,502	522,502
Bank owned life insurance	14,177	14,177	14,177	-	-	14,177
Regulatory stock	3,565	3,565	3,565	-	-	3,565
Accrued interest receivable	3,816	3,816	3,816	-	-	3,816
Financial liabilities:
Deposits	$ 737,096	$ 742,422	$ 462,557	$ -	$ 279,865	$ 742,422
Borrowed funds	46,126	43,403	-	43,403	-	43,403
Trust preferred interest rate swap	200	200	-	200	-	200
Accrued interest payable	1,143	1,143	1,143	-	-	1,143

	Carrying
December 31, 2011	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$ 30,432	$ 30,432
Available-for-sale securities	318,823	318,823
Net loans	481,022	527,724
Bank owned life insurance	13,669	13,669
Regulatory stock	3,301	3,301
Accrued interest receivable	3,621	3,621
Financial liabilities:
Deposits	$ 733,993	$ 740,839
Borrowed funds	53,882	51,437
Trust preferred interest rate swap	348	348
Accrued interest payable	1,512	1,512

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

19. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED BALANCE SHEET
	December 31,
(in thousands)	2012	2011
Assets:
Cash	$ 2,366	$ 3,609
Available-for-sale securities	1,286	1,154
Investment in subsidiary:
First Citizens Community Bank	93,363	84,136
Other assets	520	510
Total assets	$ 97,535	$ 89,409
Liabilities:
Other liabilities	$ 560	$ 441
Borrowed funds	7,500	7,500
Total liabilities	8,060	7,941
Stockholders' equity	89,475	81,468
Total liabilities and stockholders' equity	$ 97,535	$ 89,409

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED STATEMENT OF INCOME
	Year Ended December 31,
(in thousands)	2012	2011	2010
Dividends from:
Bank subsidiary	$ 5,045	$ 3,823	$ 3,608
Available-for-sale securities	51	42	34
Total dividends	5,096	3,865	3,642
Realized securities gains (losses)	58	(38)	-
Expenses	611	488	423
Income before equity in undistributed
earnings of subsidiary	4,543	3,339	3,219
Equity in undistributed
earnings - First Citizens Community Bank	9,672	9,493	8,283
Net income	$ 14,215	$ 12,832	$ 11,502
Comprehensive income	$ 13,897	$ 16,727	$ 10,515

CITIZENS FINANCIAL SERVICES, INC.
STATEMENT OF CASH FLOWS
	Year Ended December 31,
(in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$ 14,215	$ 12,832	$ 11,502
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(9,672)	(9,493)	(8,283)
Investment securities (gains) losses, net	(58)	38	-
Other, net	394	125	199
Net cash provided by operating activities	4,879	3,502	3,418
Cash flows from investing activities:
Purchases of available-for-sale securities	(141)	(147)	(542)
Proceeds from the sale of available-for-sale securities	110	184	-
Net cash provided by (used in) investing activities	(31)	37	(542)
Cash flows from financing activities:
Cash dividends paid	(4,601)	(3,148)	(3,162)
Purchase of treasury stock	(1,348)	(851)	(386)
Purchase of restricted stock	(142)	(159)	(9)
Net cash used in financing activities	(6,091)	(4,158)	(3,557)
Net decrease in cash	(1,243)	(619)	(681)
Cash at beginning of year	3,609	4,228	4,909
Cash at end of year	$ 2,366	$ 3,609	$ 4,228

20. CONSOLIDATED CONDENSED QUARTERLY DATA (UNAUDITED)

(in thousands, except share data)		Three Months Ended,
2012	Mar 31	Jun 30	Sep 30	Dec 31
Interest income	$ 9,637	$ 9,613	$ 9,474	$ 9,361
Interest expense	2,079	1,948	1,859	1,773
Net interest income	7,558	7,665	7,615	7,588
Provision for loan losses	105	105	105	105
Non-interest income	1,735	1,716	1,679	2,103
Investment securities gains, net	108	213	240	43
Non-interest expenses	4,855	4,565	4,932	4,945
Income before provision for income taxes	4,441	4,924	4,497	4,684
Provision for income taxes	992	1,171	1,033	1,135
Net income	$ 3,449	$ 3,753	$ 3,464	$ 3,549
Earnings Per Share Basic	$ 1.18	$ 1.29	$ 1.19	$ 1.22
Earnings Per Share Diluted	$ 1.18	$ 1.29	$ 1.19	$ 1.22

		Three Months Ended,
2011	Mar 31	Jun 30	Sep 30	Dec 31
Interest income	$ 9,469	$ 9,565	$ 9,613	$ 9,646
Interest expense	2,533	2,489	2,406	2,255
Net interest income	6,936	7,076	7,207	7,391
Provision for loan losses	225	150	150	150
Non-interest income	1,462	1,653	1,711	1,756
Investment securities gains (losses), net	120	114	117	(17)
Non-interest expenses	4,743	4,679	4,498	4,489
Income before provision for income taxes	3,550	4,014	4,387	4,491
Provision for income taxes	720	867	1,009	1,014
Net income	$ 2,830	$ 3,147	$ 3,378	$ 3,477
Earnings Per Share Basic	$ 0.96	$ 1.07	$ 1.15	$ 1.18
Earnings Per Share Diluted	$ 0.96	$ 1.07	$ 1.15	$ 1.18

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

 In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Because there were no material weaknesses discovered, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of December 31, 2012, a copy of which is included in this Annual Report on Form 10-K.

Date: March 7, 2013	By:	/s/ Randall E. Black
Randall E. Black
Chief Executive Officer and President (Principal Executive Officer)

Date: March 7, 2013	By:	/s/ Mickey L. Jones
Mickey L. Jones
Treasurer (Principal Financial & Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Citizens Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of Citizens Financial Services, Inc. and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three  years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/S.R. Snodgrass, A.C.
Wexford, Pennsylvania
March 7, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Citizens Financial Services, Inc.

We have audited the Citizens Financial Services, Inc. and subsidiary (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A Company's internal control over financial reporting includes those policies and procedures that: (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Citizens Financial Services, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012, of Citizens Financial Services, Inc. and subsidiary and our report dated March 7, 2013, expressed an unqualified opinion.

/s/S.R. Snodgrass, A.C.
Wexford, Pennsylvania
March 7, 2013

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

(b)	Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting and the attestation report of the independent registered public accounting firm are incorporated herein by reference to Item 8 - the Company’s audited Consolidated Financial Statements in this Annual Report on Form 10-K

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION.

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information relating to the directors of the Company, the section captioned “Proposal 1. Election of Directors” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) is incorporated by reference.

Executive Officers

For information relating to officers of the Company, the section captioned “Proposal 1. Election of Directors” in the 2013 Proxy Statement is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2013 Proxy Statement is incorporated by reference.

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

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors” in the Company’s 2013 Proxy Statement is incorporated by reference.

ITEM 11 – EXECUTIVE COMPENSATION

Executive Compensation

For information regarding executive and director compensation, the sections captioned “Director Compensation”, “Executive Compensation”, “Compensation Discussion and Analysis” and “Compensation Committee Report” in the Company’s 2013 Proxy Statement are incorporated by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s 2013 Proxy Statement.

(b)	Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s 2013 Proxy Statement.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012 about Company common stock that may be issued under the Company’s 2006 Restricted Stock Plan.  The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	n/a	n/a	70,783

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	n/a	n/a	70,783

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers - Transactions with Related Persons” in the Company’s 2013 Proxy Statement is incorporated by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in the Company’s 2013 Proxy Statement is incorporated by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses the section captioned “Audit – Related Matters” in the Company’s 2013 Proxy Statement is is incorporated by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  The following documents are filed as a part of this report:

1.  The following financial statements are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2012 and 2011
Consolidated Statement of Income for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2012, 2011 and2010
Consolidated Statement of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

2.  All financial statement schedules are omitted because the required information is either not applicable, not required or isshown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection(a)(1) of this item.

    3. The following Exhibits are filed herewith, or incorporated by reference as a part of this report.

3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended(1)
3.2	Bylaws of Citizens Financial Services, Inc.(2)
4	Instrument defining the rights of security holders (3)
10.1	*Amended and Restated Executive Employment Agreement between Citizens Financial Services, Inc., First Citizens Community Bank and Randall E. Black(4)
10.2	*Citizens Financial Services, Inc. Directors’ Deferred Compensation Plan(5)
10.3	*Citizens Financial Services, Inc. Directors’ Life Insurance Program(6)
10.4	*Citizens Financial Services, Inc. 2006 Restricted Stock Plan(7)
10.5	*Form of Award Agreement for Citizens Financial Services, Inc. 2006 Restricted Stock Plan(8)
10.6	*Supplemental Executive Retirement Plan
10.7	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Terry B. Osborne (9)
10.8	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Mickey L. Jones (10)
10.9	*First Citizens Community Bank 2012 Annual Incentive Plan (11)
21	List of Subsidiaries
23	Consent of S.R. Snodgrass, A.C., Certified Public Accountants
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer
101**
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) related notes.

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

(4)      Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 9, 2012.

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

(7)      Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8, as filed with the Commission on August 29, 2006.

(8)      Incorporated by reference to Exhibits 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 9, 2012.

(9)      Incorporated by reference to Exhibits 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 9, 2012.

(10)    Incorporated by reference to Exhibits 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 9, 2012.

(11)   Incorporated by reference to Exhibits 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 9, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Financial Services, Inc. (Registrant)

Date: March 7, 2013	By:	/s/ Randall E. Black
Randall E. Black
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Capacity	Date
/s/ Randall E. Black Randall E. Black, Chief Executive Officer, President and Director (Principal Executive Officer)	March 7, 2013
/s/ R. Lowell Coolidge R. Lowell Coolidge, Director	March 7, 2013
/s/ Rudolph J. van der Hiel Rudolph J. van der Hiel, Director	March 7, 2013
/s/ Robert W. Chappell Robert W. Chappell, Director	March 7, 2013
/s/ Mark L. Dalton Mark L. Dalton, Director	March 7, 2013
/s/ R. Joseph Landy R. Joseph Landy, Director	March 7, 2013
/s/ Roger C. Graham, Jr. Roger C. Graham, Director	March 7, 2013
/s/ E. Gene Kosa E. Gene Kosa, Director	March 7, 2013
/s/ Rinaldo A. DePaola Rinaldo A. DePaola, Director	March 7, 2013
/s/ Thomas E. Freeman Thomas E. Freeman, Director	March 7, 2013
/s/ Mickey L. Jones Mickey L. Jones, Treasurer and Chief Financial Officer (Principal Financial & Accounting Officer)	March 7, 2013