Form 10-Q
period 2013-05-09
CITIZENS FINANCIAL SERVICES INC
filed 2013-05-09
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
Or

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

The number of outstanding shares of the Registrant’s Common Stock, as of April 30, 2013, was 2,893,595.

Citizens Financial Services, Inc.
Form 10-Q

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31	December 31
(in thousands except share data)	2013	2012
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 6,162	$ 12,307
Interest-bearing	30,952	14,026
Total cash and cash equivalents	37,114	26,333
Available-for-sale securities	300,176	310,252
Loans held for sale	-	1,458

Loans (net of allowance for loan losses:
2013, $6,928 and 2012, $6,784)	496,795	495,679

Premises and equipment	11,446	11,521
Accrued interest receivable	3,840	3,816
Goodwill	10,256	10,256
Bank owned life insurance	14,301	14,177
Other assets	9,022	8,935

TOTAL ASSETS	$ 882,950	$ 882,427

LIABILITIES:
Deposits:
Noninterest-bearing	$ 85,330	$ 89,494
Interest-bearing	651,591	647,602
Total deposits	736,921	737,096
Borrowed funds	45,556	46,126
Accrued interest payable	1,039	1,143
Other liabilities	8,664	8,587
TOTAL LIABILITIES	792,180	792,952
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares March 31, 2013 and December 31, 2012;
none issued in 2013 or 2012	-	-
Common stock
$1.00 par value; authorized 15,000,000 shares; issued 3,161,324 at March 31, 2013 and
December 31, 2012	3,161	3,161
Additional paid-in capital	16,534	16,468
Retained earnings	74,276	71,813
Accumulated other comprehensive income	3,627	4,631
Treasury stock, at cost: 267,729 shares at March 31, 2013
and 262,921 shares at December 31, 2012	(6,828)	(6,598)
TOTAL STOCKHOLDERS' EQUITY	90,770	89,475
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 882,950	$ 882,427

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended
	March 31
(in thousands, except share and per share data)	2013	2012
INTEREST INCOME:
Interest and fees on loans	$ 7,137	$ 7,465
Interest-bearing deposits with banks	10	5
Investment securities:
Taxable	963	1,197
Nontaxable	869	954
Dividends	20	16
TOTAL INTEREST INCOME	8,999	9,637
INTEREST EXPENSE:
Deposits	1,328	1,666
Borrowed funds	358	413
TOTAL INTEREST EXPENSE	1,686	2,079
NET INTEREST INCOME	7,313	7,558
Provision for loan losses	150	105
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,163	7,453
NON-INTEREST INCOME:
Service charges	1,024	1,078
Trust	201	173
Brokerage and insurance	92	150
Investment securities gains	196	108
Gains on loans sold	111	54
Earnings on bank owned life insurance	124	124
Other	104	129
TOTAL NON-INTEREST INCOME	1,852	1,816
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,805	2,753
Occupancy	342	310
Furniture and equipment	102	106
Professional fees	229	268
FDIC insurance	112	123
Pennsylvania shares tax	183	166
Other	1,049	1,102
TOTAL NON-INTEREST EXPENSES	4,822	4,828
Income before provision for income taxes	4,193	4,441
Provision for income taxes	906	992
NET INCOME	$ 3,287	$ 3,449

PER COMMON SHARE DATA:
Net Income - Basic	$ 1.14	$ 1.18
Net Income - Diluted	$ 1.14	$ 1.18
Cash Dividends Paid	$ 0.285	$ 0.295

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended
	March 31,
(in thousands)		2013		2012
Net income		$ 3,287		$ 3,449
Other comprehensive loss:
Change in unrealized gains on available for sale securities	(1,376)		(424)
Income tax effect	468		144
Change in unrealized loss on interest rate swap	50		21
Income tax effect	(17)		(7)
Reclassification adjustment for gains included in net income	(196)		(108)
Income tax effect	67		37
Other comprehensive loss, net of tax		(1,004)		(337)
Comprehensive income		$ 2,283		$ 3,112

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Three Months Ended
	March 31,
(in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,287	$ 3,449
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	150	105
Depreciation and amortization	100	105
Amortization and accretion of investment securities	615	595
Deferred income taxes	(103)	42
Investment securities gains, net	(196)	(108)
Earnings on bank owned life insurance	(124)	(124)
Originations of loans held for sale	(7,415)	(4,404)
Proceeds from sales of loans held for sale	8,984	4,458
Realized gains on loans sold	(111)	(54)
Increase in accrued interest receivable	(24)	(684)
Decrease in accrued interest payable	(104)	(192)
Other, net	488	925
Net cash provided by operating activities	5,547	4,113
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	3,856	11,236
Proceeds from maturity and principal repayments	33,882	26,048
Purchase of securities	(29,653)	(81,628)
Proceeds from redemption of regulatory stock	306	25
Purchase of regulatory stock	-	(1,405)
Net increase in loans	(1,261)	(3,841)
Purchase of premises and equipment	(99)	(33)
Proceeds from sale of foreclosed assets held for sale	-	108
Net cash provided (used) in investing activities	7,031	(49,490)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(175)	8,833
Repayments of long-term borrowings	-	(109)
Net (decrease) increase in short-term borrowed funds	(570)	18,995
Purchase of treasury and restricted stock	(228)	(81)
Dividends paid	(824)	(856)
Net cash (used) provided by financing activities	(1,797)	26,782
Net increase (decrease) in cash and cash equivalents	10,781	(18,595)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,333	30,432
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 37,114	$ 11,837

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 1,790	$ 2,271
Income taxes paid	$ 300	$ 210
Loans transferred to foreclosed property	$ 54	$ 72

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

In the opinion of management of the Company, the accompanying interim financial statements for the periods ended March 31, 2013 and 2012 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the three month period ended March 31, 2013 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share.  Earnings per share calculations give retroactive effect to stock dividends declared by the Company.

	Three months ended
	March 31,
	2013	2012
Net income applicable to common stock	$3,287,000	$3,449,000

Basic earnings per share computation
Weighted average common shares outstanding	2,889,523	2,924,268
Earnings per share - basic	$1.14	$1.18

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	2,889,523	2,924,268
Add: Dilutive effects of restricted stock	449	165
Weighted average common shares outstanding for dilutive earnings per share	2,889,972	2,924,433
Earnings per share - dilutive	$1.14	$1.18

For the three months ended March 31, 2013 and 2012, 147 and 3,073 shares, respectively, related to the restricted stock program were excluded from the diluted earnings per share calculations since they were anti-dilutive.

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of tax-exempt income earned from state and municipal securities and loans and investments in tax credits.

Note 4 – Investments

The amortized cost and fair value of investment securities at March 31, 2013 and December 31, 2012 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2013	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 120,575	$ 1,896	$ (37)	$ 122,434
U.S. Treasury securities	11,839	85	-	11,924
Obligations of state and
political subdivisions	90,503	4,711	(190)	95,024
Corporate obligations	21,287	459	(260)	21,486
Mortgage-backed securities in
government sponsored entities	46,398	1,435	(122)	47,711
Equity securities in financial
institutions	912	685	-	1,597
Total available-for-sale securities	$ 291,514	$ 9,271	$ (609)	$ 300,176

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 125,125	$ 2,150	$ (41)	$ 127,234
U.S. Treasuries	4,922	25	-	4,947
Obligations of state and
political subdivisions	95,288	5,721	(134)	100,875
Corporate obligations	21,699	452	(42)	22,109
Mortgage-backed securities in
government sponsored entities	52,072	1,728	(127)	53,673
Equity securities in financial institutions	912	502	-	1,414
Total available-for-sale securities	$ 300,018	$ 10,578	$ (344)	$ 310,252

The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012 (in thousands). As of March 31, 2013, the Company owned 27 securities whose fair value was less than their cost basis.

March 31, 2012	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$ 13,131	$ (37)	$ -	$ -	$ 13,131	$ (37)
Obligations of state and
political subdivisions	9,303	(190)	-	-	9,303	(190)
Corporate obligations	8,330	(260)	-	-	8,330	(260)
Mortgage-backed securities in
government sponsored entities	4,666	(63)	2,053	(59)	6,719	(122)
Total securities	$ 35,430	$ (550)	$ 2,053	$ (59)	$ 37,483	$ (609)

December 31, 2012
U.S. Agency securities	$ 6,016	$ (41)	$ -	$ -	$ 6,016	$ (41)
Obligations of states and
political subdivisions	7,981	(134)	-	-	7,981	(134)
Corporate obligations	10,972	(42)	-	-	10,972	(42)
Mortgage-backed securities in
government sponsored entities	8,651	(127)	-	-	8,651	(127)
Total securities	$ 33,620	$ (344)	$ -	$ -	$ 33,620	$ (344)

As of March 31, 2013, the Company’s investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, obligations of states and political subdivisions, corporate obligations and mortgage backed securities in government sponsored entities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale for the three months ended March 31, 2013 and 2012 were $3,856,000 and $11,236,000, respectively.  The gross gains and losses were as follows (in thousands):

Three Months Ended
March 31,
	2013	2012
Gross gains	$ 196	$ 108
Gross losses	-	-
Net gains	$ 196	$ 108

Investment securities with an approximate carrying value of $191.0 million and $193.3 million at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public funds and certain other deposits.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at March 31, 2013, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$ 12,115	$ 12,227
Due after one year through five years	75,759	77,464
Due after five years through ten years	76,556	77,846
Due after ten years	126,172	131,042
Total	$ 290,602	$ 298,579

Note 5 – Loans

The Company grants loans primarily to customers throughout North Central Pennsylvania and Southern New York.  Although the Company had a diversified loan portfolio at March 31, 2013 and December 31, 2012, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for loan losses as of March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 178,461	$ 491	$ 177,970
Commercial and agricultural	195,083	8,550	186,533
Construction	11,697	-	11,697
Consumer	10,094	-	10,094
Other commercial and agricultural loans	49,192	1,985	47,207
State and political subdivision loans	59,196	-	59,196
Total	503,723	$ 11,026	$ 492,697
Allowance for loan losses	6,928
Net loans	$ 496,795
December 31, 2012	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 178,080	$ 424	$ 177,656
Commercial and agricultural	194,725	9,093	185,632
Construction	12,011	-	12,011
Consumer	10,559	-	10,559
Other commercial and agricultural loans	47,880	901	46,979
State and political subdivision loans	59,208	-	59,208
Total	502,463	$ 10,418	$ 492,045
Allowance for loan losses	6,784
Net loans	$ 495,679

The segments of the Bank’s loan portfolio are disaggregated into classes to a level that allows management to monitor risk and performance. Residential real estate mortgages consists primarily of 15 to 30 year first mortgages on residential real estate, while residential real estate home equity are consumer purpose installment loans or lines of credit secured by a mortgage which is often a second lien on residential real estate with terms of 15 years or less. Commercial real estate loans are business purpose loans secured by a mortgage on commercial real estate. Agricultural real estate loans are loans secured by a mortgage on real estate used in agriculture production. Construction real estate loans are loans secured by residential or commercial real estate used during the construction phase of residential and commercial projects. Consumer loans are typically unsecured or primarily secured by something other than real estate and overdraft lines of credit connected with customer deposit accounts. Other commercial loans are loans for commercial purposes primarily secured by non-real estate collateral. Other agricultural loans are loans for agricultural purposes primarily secured by non-real estate collateral. State and political subdivisions are loans for state and local municipalities for capital and operating expenses or tax free loans used to finance commercial development.

Management considers commercial loans, other agricultural loans, commercial real estate loans and agricultural real estate loans which are 90 days or more past due to be impaired. Management will also consider a loan impaired based on other factors it becomes aware of, including the customer’s results of operations and cash flows or if the loan is modified in a troubled debt restructuring. Certain residential mortgages, home equity and consumer loans that are cross collateralized with commercial relationships determined to be impaired maybe classified as impaired as well. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allocation of the allowance for loan losses or a charge-off to the allowance for loan losses.

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables by class, with the associated allowance amount, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
March 31, 2013	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$ 378	$ 146	$ 208	$ 354	$ 24
Home Equity	137	-	137	137	14
Commercial	10,157	5,911	2,639	8,550	528
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	2,036	1,676	309	1,985	-
Other agricultural loans	-	-	-	-	-
State and political subdivision loans	-	-	-	-	-
Total	$ 12,708	$ 7,733	$ 3,293	$ 11,026	$ 566

December 31, 2012
Real estate loans:
Mortgages	$ 309	$ 150	$ 136	$ 286	$ 8
Home Equity	138	-	138	138	14
Commercial	10,669	6,476	2,617	9,093	559
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	950	592	309	901	1
Other agricultural loans	-	-	-	-	-
State and political subdivision loans	-	-	-	-	-
Total	$ 12,066	$ 7,218	$ 3,200	$ 10,418	$ 582

The following table includes the average balance of impaired financing receivables by class and the income recognized on impaired loans for the three months ended March 31, 2013 and 2012(in thousands):

	March 31, 2013			March 31, 2012
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	Cash Basis	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$ 284	$ 2	$ -	$ -	$ -	$ -
Home Equity	137	1	-	93	1	1
Commercial	8,785	45	14	8,228	18	18
Agricultural	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Other commercial loans	1,656	19	-	479	-	-
Other agricultural loans	-	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-	-
Total	$ 10,862	$ 67	$ 14	$ 8,800	$ 19	$ 19

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay loan as agreed, the Bank’s loan rating process includes several layers of internal and external oversight. The Company’s loan officers are responsible for the timely and accurate risk rating of the loans in each of their portfolios at origination and on an ongoing basis under the supervision of management.  All commercial and agricultural loans are reviewed annually to ensure the appropriateness of the loan grade. In addition, the Bank engages an external consultant on at least an annual basis. The external consultant is engaged to 1) review a minimum of 55% (60% during 2012) of the dollar volume of the commercial loan portfolio on an annual basis, 2) review new loans originated in the last year, 3) review all relationships in aggregate over $500,000, 4) review all aggregate loan relationships over $100,000 which are over 90 days past due or classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate.

The following tables represent credit exposures by internally assigned grades as of March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$ 150,863	$ 6,964	$ 18,646	$ 214	$ -	$ 176,687
Agricultural	14,107	2,374	1,915	-	-	18,396
Construction	11,697	-	-	-	-	11,697
Other commercial loans	39,223	707	2,561	-	-	42,491
Other agricultural loans	5,141	740	820	-	-	6,701
State and political
subdivision loans	58,128	-	1,068	-	-	59,196
Total	$ 279,159	$ 10,785	$ 25,010	$ 214	$ -	$ 315,168
December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$ 149,892	$ 7,616	$ 19,127	$ 75	$ -	$ 176,710
Agricultural	13,690	2,386	1,939	-	-	18,015
Construction	12,011	-	-	-	-	12,011
Other commercial loans	39,239	826	1,555	-	-	41,620
Other agricultural loans	4,833	589	838	-	-	6,260
State and political
subdivision loans	58,120	-	1,088	-	-	59,208
Total	$ 277,785	$ 11,417	$ 24,547	$ 75	$ -	$ 313,824

For residential real estate mortgages, home equity and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below and all loans past due 90 or more days. The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013	Performing	Non-performing	Total
Real estate loans:
Mortgages	$ 108,005	$ 592	$ 108,597
Home Equity	69,670	194	69,864
Consumer	10,057	37	10,094
Total	$ 187,732	$ 823	$ 188,555

December 31, 2012	Performing	Non-performing	Total
Real estate loans:
Mortgages	$ 105,822	$ 726	$ 106,548
Home Equity	71,263	269	71,532
Consumer	10,555	4	10,559
Total	$ 187,640	$ 999	$ 188,639

Age Analysis of Past Due Financing Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due financing receivables as of March 31, 2013 and December 31, 2012 (in thousands):

	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
March 31,2013	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
Real estate loans:
Mortgages	$ 229	$ 106	$ 400	$ 735	$ 107,862	$ 108,597	$ 93
Home Equity	481	7	168	656	69,208	69,864	65
Commercial	1,267	24	1,974	3,265	173,422	176,687	171
Agricultural	50	-	-	50	18,346	18,396	-
Construction	-	-	-	-	11,697	11,697	-
Consumer	5	25	37	67	10,027	10,094	37
Other commercial loans	260	16	309	585	41,906	42,491	-
Other agricultural loans	-	-	-	-	6,701	6,701	-
State and political
subdivision loans	-	-	-	-	59,196	59,196	-
Total	$ 2,292	$ 178	$ 2,888	$ 5,358	$ 498,365	$ 503,723	$ 366

Loans considered non-accrual	$ 20	$ 93	$ 2,522	$ 2,635	$ 5,240	$ 7,875
Loans still accruing	2,272	85	366	2,723	493,125	495,848
Total	$ 2,292	$ 178	$ 2,888	$ 5,358	$ 498,365	$ 503,723

	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
December 31, 2012	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
Real estate loans:
Mortgages	$ 636	$ 294	$ 493	$ 1,423	$ 105,125	$ 106,548	$ 244
Home Equity	267	17	222	506	71,026	71,532	88
Commercial	602	-	2,149	2,751	173,959	176,710	152
Agricultural	54	-	-	54	17,961	18,015	-
Construction	-	-	-	-	12,011	12,011	-
Consumer	45	43	4	92	10,467	10,559	4
Other commercial loans	962	-	317	1,279	40,341	41,620	18
Other agricultural loans	-	-	-	-	6,260	6,260	-
State and political
subdivision loans	-	-	-	-	59,208	59,208	-
Total	$ 2,566	$ 354	$ 3,185	$ 6,105	$ 496,358	$ 502,463	$ 506

Loans considered non-accrual	$ 73	$ 69	$ 2,679	$ 2,821	$ 5,246	$ 8,067
Loans still accruing	2,493	285	506	3,284	491,112	494,396
Total	$ 2,566	$ 354	$ 3,185	$ 6,105	$ 496,358	$ 502,463

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

The following table reflects the financing receivables on non-accrual status as of March 31, 2013 and December 31, 2012, respectively. The balances are presented by class of financing receivable (in thousands):

	March 31, 2013	December 31, 2012
Real estate loans:
Mortgages	$ 499	$ 482
Home Equity	129	181
Commercial	6,890	7,042
Agricultural	-	-
Construction	-	-
Consumer	-	-
Other commercial loans	357	362
Other agricultural loans	-	-
State and political subdivision	-	-
	$ 7,875	$ 8,067

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

Loan modifications that are considered TDR’s completed during the three months ended March 31, 2013 and 2012 were as follows (dollars in thousands):

	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
March 31, 2013	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Residential	1	-	$ 72	$ -	$ 72	$ -
Commercial	-	2	-	1,365	-	1,365
Other commercial loans	-	2	-	1,530	-	1,530
Total	1	4	$ 72	$ 2,895	$ 72	$ 2,895

March 31, 2012
Real estate loans:
Commercial	-	2	$ -	$ 98	$ -	$ 98
Total	-	2	$ -	$ 98	$ -	$ 98

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. Loan modifications considered TDR’s made during the twelve months ended March 31, 2013 and 2012, that defaulted during the three month periods ended March 31, 2013 and 2012 were as follows (dollars in thousands):

	For the Three Months Ended
	March 31, 2013		March 31, 2012
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Real estate loans:
Commercial	-	$ -	1	$ 48
Total recidivism	-	$ -	1	$ 48

Allowance for Loan Losses

The following table segregates the allowance for loan losses (ALLL) into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2013 and December 31, 2012, respectively (in thousands):

	March 31, 2013			December 31, 2012
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real estate loans:
Residential	$ 38	$ 875	$ 913	$ 22	$ 853	$ 875
Commercial and agricultural	528	3,888	4,416	559	3,878	4,437
Construction	-	78	78	-	38	38
Consumer	-	118	118	-	119	119
Other commercial and agricultural loans	-	700	700	1	727	728
State and political
subdivision loans	-	303	303	-	271	271
Unallocated	-	400	400	-	316	316
Total	$ 566	$ 6,362	$ 6,928	$ 582	$ 6,202	$ 6,784

The following tables roll forward the balance of the ALLL by portfolio segment for the three month period ended March 31, 2013 and 2012, respectively (in thousands):

	Balance at December 31, 2012	Charge-offs	Recoveries	Provision	Balance at March 31, 2013
Real estate loans:
Residential	$ 875	$ -	$ 2	$ 36	$ 913
Commercial and agricultural	4,437	-	-	(21)	4,416
Construction	38	-	-	40	78
Consumer	119	(20)	12	7	118
Other commercial and agricultural loans	728	-	-	(28)	700
State and political				-
subdivision loans	271	-	-	32	303
Unallocated	316	-	-	84	400
Total	$ 6,784	$ (20)	$ 14	$ 150	$ 6,928

	Balance at December 31, 2011	Charge-offs	Recoveries	Provision	Balance at March 31, 2012
Real estate loans:
Residential	$ 805	$ (49)	$ -	$ (3)	$ 753
Commercial and agricultural	4,132	(2)	-	206	4,336
Construction	15	-	-	1	16
Consumer	111	(8)	9	(16)	96
Other commercial and agricultural loans	674	-	3	(6)	671
State and political				-
subdivision loans	235	-	-	10	245
Unallocated	515	-	-	(87)	428
Total	$ 6,487	$ (59)	$ 12	$ 105	$ 6,545

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

We continually review the model utilized in calculating the required allowance. The following qualitative factors experienced changes during the first three months of 2013:

•
The qualitative factor for national, state, regional and local economic trends and business conditions was increased for all loan categories due to rising unemployment rates in the local economy as a result of the slowdown in the development of the Marcellus shale natural gas exploration activities.

The primary factor that resulted in a negative provision for the first quarter of 2013 for commercial and agricultural real estate loans and other commercial loans was the increase in impaired loans that were specifically reviewed as of March 31, 2013 that did not require a specific allowance.

Note 6 – Federal Home Loan Bank Stock

The Bank is a member of the FHLB of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of March 31, 2013 and December 31, 2012, the Bank holds $2,984,000 and $3,290,000, respectively. The stock is bought from and sold to the FHLB based upon its $100 par value.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) A significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios have improved in the most recent quarters, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members during 2012 and 2013 and has reinstituted the dividend.

Note 7 - Employee Benefit Plans

For additional detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 11 of the Company's Consolidated Financial Statements included in the 2012 Annual Report on Form 10-K.

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

The following sets forth the components of net periodic benefit costs of the Pension Plan for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Service cost	$ 101	$ 113
Interest cost	106	139
Expected return on plan assets	(174)	(206)
Net amortization and deferral	42	16
Net periodic benefit cost	$ 75	$ 62

The Company expects to contribute $500,000 to the Pension Plan in 2013.

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $56,000 and $52,000 for the three months ended March 31, 2013 and 2012, respectively.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  At March 31, 2013 and December 31, 2012, an obligation of $967,000 and $1,001,000, respectively, was included in other liabilities for this plan in the consolidated balance sheet. Amounts included in interest expense on the deferred amounts totaled $4,000 for each of the three months ended March 31, 2013 and 2012.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  A total of 100,000 shares of the Company’s common stock have been authorized under the Plan. As of March 31, 2013, 70,783 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted shares during 2013 and 2012:

	Three months ended March 31
	2013		2012
		Weighted		Weighted
		Average		Average
	Shares	Market Price	Shares	Market Price
Outstanding, beginning of period	8,646	$ 35.51	9,921	$ 29.37
Granted	-	-	-	-
Forfeited	(55)	37.10	-	-
Vested	(1,322)	37.35	(3,641)	25.06
Outstanding, end of period	7,269	$ 35.16	6,280	$ 28.15

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $38,000 and $33,000 for the three months ended March 31, 2013 and 2012, respectively.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law. At March 31, 2013 and December 31, 2012, an obligation of $937,000 and $901,000, respectively, was included in other liabilities for this plan in the consolidated balance sheet.  Expenses related to this plan totaled $36,000 and $23,000 for the three months ended March 31, 2013 and 2012, respectively.

Note 8 – Accumulated Comprehensive Income

The following table presents the changes in accumulated other comprehensive income by component net of tax for the three months ended March 31, 2013:

	Unrealized gains on available for sale securities (a)	Unrealized loss on interest rate swap (a)	Defined benefit pension items (a)	Total
Balance as of December 31, 2012	$ 6,754	$ (132)	$ (1,991)	$ 4,631
Other Comprehensive Income (loss) before reclassifications (net of tax)	(908)	33	-	(875)
Amounts reclassified from accumulated other comprehensive income (net of tax)	(129)	-	-	(129)
Net current period other comprehensive income (loss)	(1,037)	33	-	(1,004)
Balance as of March 31, 2013	$ 5,717	$ (99)	$ (1,991)	$ 3,627
(a) Amounts in parentheses indicate debits

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2013:

Details about Accumulated Other Comprehensive income	Amount Reclassified from Accumulated Other Comprehensive Income (a)	Affected Line Item in the Consolidated Statement of Income
Unrealized gains on available for sale securities
	$ 196	Investment securities gains
	(67)	Provision for income taxes
	$ 129	Net of tax
(a) Amounts in parentheses indicate debits to profit/loss

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

The following tables present the assets and liabilities reported on the consolidated balance sheet at their fair value on a recurring basis as of March 31, 2013 and December 31, 2012 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	March 31, 2013
	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Securities available for sale:
U.S. Agency securities	$ -	$ 122,434	$ -	$ 122,434
U.S. Treasury securities		11,924		11,924
Obligations of state and
political subdivisions	-	95,024	-	95,024
Corporate obligations	-	21,486	-	21,486
Mortgage-backed securities in
government sponsored entities	-	47,711	-	47,711
Equity securities in financial
institutions	1,597	-	-	1,597
Liabilities
Trust Preferred Interest Rate Swap	-	(150)	-	(150)

	December 31, 2012
	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Securities available for sale:
U.S. Agency securities	$ -	$ 127,234	$ -	$ 127,234
U.S. Treasury securities	-	4,947	-	4,947
Obligations of state and
political subdivisions	-	100,875	-	100,875
Corporate obligations	-	22,109	-	22,109
Mortgage-backed securities in
government sponsored entities	-	53,673	-	53,673
Equity securities in financial institutions	1,414	-	-	1,414
Liabilities
Trust Preferred Interest Rate Swap	-	(200)	-	(200)

Financial Instruments, Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during 2013 and 2012 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense.

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

Assets measured at fair value on a nonrecurring basis as of March 31, 2013 and December 31, 2012 are included in the table below (in thousands):

	March 31, 2013
	Level 1	Level II	Level III	Total

Impaired Loans	$ -	$ -	$ 10,460	$ 10,460
Other real estate owned	-	-	670	670

	December 31, 2012
	Level 1	Level II	Level III	Total

Impaired Loans	$ -	$ -	$ 9,836	$ 9,836
Other real estate owned	-	-	616	616

The following table provides a listing of the significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques.

Fair value as of
	March 31, 2013	December 31, 2012	Valuation Technique(s)	Unobservable input	Range
Impaired Loans	$ 4,795	$ 4,882	Discounted Cash Flows	Change in discount rates	0-7%

	5,665	4,954	Appraised Collateral Values	Discount for time since appraisal	0-20%
				Selling costs	0%-10%
				Holding period	0 - 18 months

Other real estate owned	670	616	Appraised Collateral Values	Discount for time since appraisal	0-20%
				Selling costs	0%-10%
				Holding period	0 - 18 months

The fair values of the Company’s financial instruments are as follows (in thousands):

	Carrying
March 31, 2013	Amount	Fair Value	Level I	Level II	Level III	Total
Financial assets:
Cash and due from banks	$ 37,114	$ 37,114	$ 37,114	$ -	$ -	$ 37,114
Available-for-sale securities	300,176	300,176	1,597	298,579	-	300,176
Net loans	496,795	519,254	-	-	519,254	519,254
Bank owned life insurance	14,301	14,301	14,301	-	-	14,301
Regulatory stock	3,259	3,259	3,259	-	-	3,259
Accrued interest receivable	3,840	3,840	3,840	-	-	3,840

Financial liabilities:
Deposits	$ 736,921	$ 741,510	$ 461,725	$ -	$ 279,785	$ 741,510
Borrowed funds	45,556	43,261	-	43,261	-	43,261
Trust preferred interest rate swap	150	150	-	150	-	150
Accrued interest payable	1,039	1,039	1,039	-	-	1,039

	Carrying
December 31, 2012	Amount	Fair Value	Level I	Level II	Level III	Total
Financial assets:
Cash and due from banks	$ 26,333	$ 26,333	$ 26,333	$ -	$ -	$ 26,333
Available-for-sale securities	310,252	310,252	1,414	308,838	-	310,252
Loans held for sale	1,458	1,458	1,458			1,458
Net loans	495,679	522,502	-	-	522,502	522,502
Bank owned life insurance	14,177	14,177	14,177	-	-	14,177
Regulatory stock	3,565	3,565	3,565	-	-	3,565
Accrued interest receivable	3,816	3,816	3,816	-	-	3,816

Financial liabilities:
Deposits	$ 737,096	$ 742,422	$ 462,557	$ -	$ 279,865	$ 742,422
Borrowed funds	46,126	43,403	-	43,403	-	43,403
Trust preferred interest rate swap	200	200	-	200	-	200
Accrued interest payable	1,143	1,143	1,143	-	-	1,143

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

Note 10 – Recent Accounting Pronouncements

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.   The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted.  This ASU did not have a significant impact on the Company’s disclosures in its financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of Citizens Financial Services, Inc., First Citizens Community Bank, First Citizens Insurance Agency, Inc. or the combined Company. When we use words such as “believes,” “expects,” “anticipates,” or similar expressions, we are making forward-looking statements.  For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements.  The Company would like to caution readers that the following important factors, among others, could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement:

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

•	It could take us longer than we anticipate to implement strategic initiatives designed to increase revenues or manage expenses, or we may not be able to implement those initiatives at all.
•	Acquisitions and dispositions of assets could affect us in ways that we have not anticipated.
•	We may become subject to new legal obligations or the resolution of litigation may have a negative effect on our financial condition.
•	We may become subject to new and unanticipated accounting, tax, or regulatory practices, regulations or requirements, including the costs of compliance with such changes.
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

Additional factors that may affect our results are discussed under “Part II – Item 1A – Risk Factors” in this report and in the Company’s 2012 Annual Report on Form 10-K under “Item 1.A/ Risk Factors.”  Except as required by applicable law and regulation, we assume no obligation to update or revise any forward-looking statements after the date on which they are made.

Introduction

The following is management's discussion and analysis of the financial condition in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for the Company.  Our Company's consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results you may expect for the full year.

The Company currently engages in the general business of banking throughout our service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. We maintain our main office in Mansfield, Pennsylvania. Presently we operate 20 banking facilities, 17 of which operate as bank branches.  In Pennsylvania, we have branch offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Wellsboro Weis Market store and the Mansfield Wal-Mart Super Center. We also have loan production offices in Lock Haven and Dallas, Pennsylvania. In New York, we have a branch office in Wellsville, Allegany County.

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

Regulatory risk represents the possibility that a change in law, regulations or regulatory policy may have a material effect on the business of the Company.  We cannot predict what legislation might be enacted or what regulations might be adopted, or if adopted, the effect thereof on our operations.

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

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in the Company’s financial statements. As of March 31, 2013 and December 31, 2012, the Trust Department had $106.8 and $105.6 million of assets under management, respectively.  The $1.2 million increase is a result of market value increases offset by a reduction of $1.2 million of trust assets through closed accounts, net of new accounts and additions in the first three months of 2013.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area.  Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the consolidated financial statements since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $92.0 million at December 31, 2012 to $99.1 million at March 31, 2013. Fee income from the sale of these products is reflected in the Company’s financial statements as a component of non-interest income in the Consolidated Statement of Income.

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

Dividend Reinvestment Plan

On March 22, 2013 the Company amended and restated its dividend reinvestment plan prospectus with the Securities and Exchange Commission.  The amended prospectus can be found on the Company’s website at www.firstcitizensbank.com.

Results of Operations

Overview of the Income Statement

The Company had net income of $3,287,000 for the first three months of 2013 compared to net income of $3,449,000 for last year’s comparable period, a decrease of $162,000 or 4.7%. Earnings per share for the first three months of 2013 were $1.14, compared to $1.18 last year, representing a 3.4% decrease.  Annualized return on assets and return on equity for the three months of 2013 were 1.50% and 15.22%, respectively, compared with 1.57% and 17.76% for last year’s comparable period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the first three months of 2013 was $7,313,000, a decrease of $245,000, or 3.2%, compared to the same period in 2012.  For the first three months of 2013, the provision for loan losses totaled $150,000, an increase of $45,000 over the comparable period in 2012.  Consequently, net interest income after the provision for loan losses was $7,163,000 compared to $7,453,000 during the first three months of 2012.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the three months ended March 31, 2013 and 2012 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates (1)
	Three Months Ended
	March 31, 2013			March 31, 2012
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	23,198	10	0.17	7,565	5	0.27
Total short-term investments	23,198	10	0.17	7,565	5	0.27
Investment securities:
Taxable	211,459	983	1.86	231,069	1,212	2.10
Tax-exempt (3)	92,170	1,317	5.72	95,845	1,446	6.03
Total investment securities	303,629	2,300	3.03	326,914	2,658	3.25
Loans:
Residential mortgage loans	179,268	2,742	6.20	185,046	3,025	6.57
Construction	11,834	155	5.31	8,772	126	5.78
Commercial & farm loans	242,758	3,578	5.98	230,834	3,640	6.34
Loans to state & political subdivisions	59,192	670	4.59	55,474	656	4.76
Other loans	10,023	206	8.34	10,296	218	8.52
Loans, net of discount (2)(3)(4)	503,075	7,351	5.93	490,422	7,665	6.29
Total interest-earning assets	829,902	9,661	4.72	824,901	10,328	5.04
Cash and due from banks	3,553			9,826
Bank premises and equipment	11,493			11,667
Other assets	31,236			30,969
Total non-interest earning assets	46,282			52,462
Total assets	876,184			877,363
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	198,482	185	0.38	197,544	202	0.41
Savings accounts	90,330	40	0.18	81,531	40	0.20
Money market accounts	83,342	97	0.47	68,215	79	0.47
Certificates of deposit	276,086	1,006	1.48	298,357	1,345	1.81
Total interest-bearing deposits	648,240	1,328	0.83	645,647	1,666	1.04
Other borrowed funds	46,244	358	3.14	58,563	413	2.84
Total interest-bearing liabilities	694,484	1,686	0.99	704,210	2,079	1.19
Demand deposits	85,912			84,615
Other liabilities	9,384			10,844
Total non-interest-bearing liabilities	95,296			95,459
Stockholders' equity	86,404			77,694
Total liabilities & stockholders' equity	876,184			877,363
Net interest income		7,975			8,249
Net interest spread (5)			3.73%			3.85%
Net interest income as a percentage
of average interest-earning assets			3.90%			4.02%
Ratio of interest-earning assets
to interest-bearing liabilities			119%			117%

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ending March 31, 2013 and 2012(in thousands):

	For the Three Months
	Ended March 31
	2013	2012
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$ 1,862	$ 2,172
Tax equivalent adjustment	448	491
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$ 2,310	$ 2,663

Interest and fees on loans (non-tax adjusted)	$ 7,137	$ 7,465
Tax equivalent adjustment	214	200
Interest and fees on loans (tax equivalent basis)	$ 7,351	$ 7,665

Total interest income	$ 8,999	$ 9,637
Total interest expense	1,686	2,079
Net interest income	7,313	7,558
Total tax equivalent adjustment	662	691
Net interest income (tax equivalent basis)	$ 7,975	$ 8,249

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended March 31, 2013 vs. 2012 (1)
	Change in	Change	Total
	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ 6	$ (1)	$ 5
Investment securities:
Taxable	(98)	(131)	(229)
Tax-exempt	(54)	(75)	(129)
Total investments	(152)	(206)	(358)
Loans:
Residential mortgage loans	(117)	(166)	(283)
Construction	38	(9)	29
Commercial & farm loans	249	(311)	(62)
Loans to state & political subdivisions	35	(21)	14
Other loans	(7)	(5)	(12)
Total loans, net of discount	198	(512)	(314)
Total Interest Income	52	(719)	(667)
Interest Expense:
Interest-bearing deposits:
NOW accounts	(1)	(16)	(17)
Savings accounts	1	(1)	-
Money Market accounts	17	1	18
Certificates of deposit	(106)	(233)	(339)
Total interest-bearing deposits	(89)	(249)	(338)
Other borrowed funds	(108)	53	(55)
Total interest expense	(197)	(196)	(393)
Net interest income	$ 249	$ (523)	$ (274)

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income decreased from $8,249,000 for the 2012 three month period ended March 31, 2012 to $7,975,000 in the 2013 three month period ended March 31, 2013, a decrease of $274,000. The tax equivalent net interest margin decreased from 4.02% for the first three months of 2012 to 3.90% in 2013.

Total tax equivalent interest income for the 2013 three month period decreased $667,000 as compared to the 2012 three month period. This decrease was primarily a result of a decrease of $719,000 due to a change in rate, as the yield on interest earning assets decreased from 5.04% to 4.72% or 32 basis points for the comparable periods. This decrease was offset by an increase of $52,000 as a result of an increase in the average balance of interest earning assets of $5.0 million for the comparable periods. While the Bank has been able to add interest earning assets, the new assets are priced at lower rates than assets that have matured due to the prolonged low interest rate environment. Additionally, assets repriced at lower rates during the quarter.

Tax equivalent investment income for the three months ended March 31, 2013 decreased $358,000 over the same period last year.  The average balance of total investment securities for the three months ended March 31, 2013 decreased by $23.3 million from March 31, 2012, as a result of a leveraging strategy implemented in the first three months of 2012 whereby we purchased additional securities at higher interest rates than the overnight borrowings rate.

•
The average balance of taxable securities decreased by $19.6 million while tax-exempt securities decreased by $3.7 million, which had the effect of decreasing interest income by $98,000 and $54,000, respectively, due to volume.

•
The yield on investment securities decreased 22 basis points from 3.25% to 3.03%, which corresponds to a decrease in interest income of $206,000. The majority of this decrease is attributable to the change in yield on taxable securities, which experienced a decrease of 24 basis points from 2.10% to 1.86%. The yield on investments declined due to the amount of purchases we made in the current low interest rate environment. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

The purchase of tax-exempt securities, along with municipal loans and investment tax credits, allows us to manage and reduce our effective tax rate as well as the overall yield on our interest earning assets.

Total loan interest income decreased $314,000 for the three months ended March 31, 2013 compared to the same period last year.

•
The average balance of commercial and agricultural loans increased $11.9 million from a year ago as we continue to emphasize and strive for growth in this segment of the loan portfolio utilizing disciplined underwriting standards. This had a positive impact of $249,000 on total interest income due to volume, which was offset by a decrease of $311,000 due to rate, as the yield earned decreased from 6.34% to 5.98% due to the decreasing rate environment and increased competition.

•
Interest income on residential mortgage loans decreased $283,000 of which $166,000 was due to rate, with the remaining decrease of $117,000 a result of decreased volume. The average balance decreased $5.8 million due to the significant refinancing of qualifying mortgages that were sold on the secondary market in the last three quarters of 2012 and the first quarter of 2013. The loans were sold to minimize future interest rate risk, while also being able to recognize a gain on the sale.

Total interest expense decreased $393,000 for the three months ended March 31, 2013 compared with last year. This decrease is primarily due to changes in the certificate of deposit portfolio as the interest expense associated with it decreased $339,000. The average interest rate on interest-bearing liabilities decreased 20 basis points, from 1.19% to .99%. The continued low interest rate environment prompted by the Federal Reserve and current economic conditions had the effect of decreasing our short-term borrowing costs as well as rates on all deposit products. While the Company’s rates on deposit products are below historical averages they are competitive with rates paid by other institutions in the marketplace. (see also “Financial Condition – Deposits”).

•
Interest expense on certificates of deposits decreased $339,000 over the same period last year. There was a decrease in the average rate on certificates of deposit from 1.81% to 1.48% resulting in a decrease in interest expense of $233,000. Additionally, the average balance of certificates of deposit decreased $22.3 million causing a decrease in interest expense of $106,000.

•
Interest expense on other borrowed funds decreased $55,000 over the same period last year. The average balance of other borrowed funds decreased $12.3 million causing a decrease in interest expense of $108,000. This decrease was offset by an increase the average rate on other borrowed funds of 30 basis points resulting in an increase in interest expense of $53,000. The increase in rate on the other borrowed funds is a result of the leveraging strategy utilized in 2012 that resulted in a significant amount of overnight borrowings with a cost of 25 basis points.

Provision for Loan Losses

For the three month period ending March 31, 2013, we recorded a provision for loan losses of $150,000, which represents an increase of $45,000 from the $105,000 provision recorded in the corresponding three months of last year. The provision was higher in 2013 than 2012 due to the increased size of the loan portfolio and an increase in the unemployment rates in the Bank’s market area. (see “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

Non-interest Income

The following table shows the breakdown of non-interest income for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended
	March 31,		Change
	2013	2012	Amount	%
Service charges	$ 1,024	$ 1,078	$ (54)	(5.0)
Trust	201	173	28	16.2
Brokerage and insurance	92	150	(58)	(38.7)
Investment securities gains, net	196	108	88	81.5
Gains on loans sold	111	54	57	105.6
Earnings on bank owned life insurance	124	124	-	-
Other	104	129	(25)	(19.4)
Total	$ 1,852	$ 1,816	$ 36	2.0

Non-interest income for the three months ended March 31, 2013 totaled $1,852,000, an increase of $36,000 when compared to the same period in 2012. During the first three months of 2013, investment security gains amounted to $196,000 compared to gains of $108,000 last year. We sold four municipal securities for gains totaling $87,000, three mortgage backed securities in government sponsored entities for gains totaling $107,000, and a corporate obligation for a gain of $2,000 due to favorable market conditions. In 2012, we sold four mortgage backed securities in government sponsored entities for gains totaling $50,000 and a portion of a financial institution equity holding for a gain of $58,000

For the first three months of 2013, account service charges totaled $1,024,000, a decrease of $54,000 or 5.0%, when compared to the same period in 2012. There was a decrease of $31,000 attributable to customers’ usage of their debit cards which was a result of timing and 3 fewer business days in the revenue cycle in 2013 than 2012. Additionally, the implementation of certain regulations issued as part of the Durbin amendment has resulted in lower revenue for the Bank. ATM income decreased $20,000 as a result of the slowdown in the development of the Marcellus Shale natural gas exploration activities, which has resulted in fewer workers being transferred to the area, who would use the Bank’s ATMs. Management continues to monitor regulatory changes associated with the Dodd-Frank Act to determine the level of impact that these regulations will have on the fees that the Company realizes.

Brokerage and insurance revenues decreased $58,000 during the first three months of 2013 compared to the 2012 period primarily as a result of one large annuity purchase that was made in the first quarter of 2012. The increase in trust revenues is primarily attributable to the increase in assets under management.

Gains on loans sold increased $57,000, or 105.6% for the three months ended March 31, 2013 to $111,000. The increase is due to the significant refinancing activity of secondary market loans, as a result of the historically low interest rate environment that continued in the first quarter of 2013. During the first three months of 2013, the Company received proceeds of $9.0 million from the sale of conforming loans compared to $4.5 million of proceeds for the comparable 2012 period.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended
	March 31,		Change
	2013	2012	Amount	%
Salaries and employee benefits	$ 2,805	$ 2,753	$ 52	1.9
Occupancy	342	310	32	10.3
Furniture and equipment	102	106	(4)	(3.8)
Professional fees	229	268	(39)	(14.6)
FDIC insurance	112	123	(11)	(8.9)
Pennsylvania shares tax	183	166	17	10.2
Other	1,049	1,102	(53)	(4.8)
Total	$ 4,822	$ 4,828	$ (6)	(0.1)

Non-interest expenses decreased $6,000 for the three months ended March 31, 2013 compared to the same period in 2012. Salaries and employee benefits increased $52,000 or 1.9% as a result of merit increases and an increase in full time equivalent employees.

Occupancy expenses increased as a result of additional snow plowing in 2013 than 2012 and a slight increase in utilities and office rental costs. Professional fees decreased by $39,000 primarily due to the Bank’s charter conversion from a national bank to a Pennsylvania chartered bank and trust company that was completed in 2012.

Provision for Income Taxes

The provision for income taxes was $906,000 for the three month period ended March 31, 2013 compared to $992,000 for the same period in 2012.  The decrease is primarily attributable to a decrease in income before provision for income taxes of $248,000. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 21.6% and 22.3% for the first three months of 2013 and 2012, respectively, compared to the statutory rate of 34%.

We have invested in four limited partnership agreements that established low-income housing projects in our market areas. We anticipate recognizing an aggregate of $1.6 million of tax credits over the next ten years, with an additional $149,000 to be recognized during 2013.

Financial Condition

Total assets were $883.0 million at March 31, 2013, an increase of $600,000, or 0.1% from $882.4 million at December 31, 2012.  Cash increased $10.8 million or 40.9% to $37.1 million. Investment securities decreased 3.2% to $300.2 million and net loans increased .2% to $496.8 million at March 31, 2013.  Total deposits decreased $175,000 to $736.9 million since year-end 2012.

Cash and Cash Equivalents

Cash and cash equivalents totaled $37.1 million at March 31, 2013 compared to $26.3 million at December 31, 2012, an increase of $10.8 million. The increase in cash is primarily a result of a decrease in the investment portfolio of $10.1 million, which is discussed in more detail below. Management actively measures and evaluates its liquidity through our Asset–Liability Committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the composition of the investment portfolio as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$ 122,434	40.7	$ 127,234	41.0
U. S. Treasury notes	11,924	4.0	4,947	1.6
Obligations of state & political
subdivisions	95,024	31.7	100,875	32.5
Corporate obligations	21,486	7.2	22,109	7.1
Mortgage-backed securities in
government sponsored entities	47,711	15.9	53,673	17.3
Equity securities in financial
institutions	1,597	0.5	1,414	0.5
Total	$ 300,176	100.0	$ 310,252	100.0

	March 31, 2013/
	December 31, 2012
	Change
	Amount	%
Available-for-sale:
U. S. Agency securities	$ (4,800)	(3.8)
U. S. Treasury notes	6,977	141.0
Obligations of state & political
subdivisions	(5,851)	(5.8)
Corporate obligations	(623)	(2.8)
Mortgage-backed securities in
government sponsored entities	(5,962)	(11.1)
Equity securities in financial
institutions	183	12.9
Total	$ (10,076)	(3.2)

Our investment portfolio decreased by $10.1 million, or 3.2%, from December 31, 2012 to March 31, 2013.  During 2013, we purchased approximately $20.2 million of U.S. agency obligations, $6.9 million of U.S. Treasury notes, $843,000 of state and local obligations and $1.7 million of corporate obligations, which helped offset the $4.3 million of principal repayments and $29.5 million of calls and maturities that occurred during the three month period. We also sold $3.9 million of various securities at a gain of $196,000. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the three month period ending March 31, 2013 yielded 3.03% compared to 3.25% for the same period in 2012 on a tax equivalent basis.

As a result of the Federal Reserve’s commitment to a low rate policy, investment yields are significantly below historical levels. As a result, the Company’s investment strategy in 2013 has been to achieve an acceptable yield, while limiting exposure to rising rates and increased duration. We believe this strategy, while having an impact on 2013 earnings, will enable us to reinvest cash flows in the next two to five years when we believe investment opportunities will improve.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the securities portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

Loans

The following table shows the composition of the loan portfolio as of March 31, 2013 and December 31, 2012 (dollars in thousands):

	March 31,		December 31,
	2013		2012
	Amount	%	Amount	%
Real estate:
Residential	$ 178,461	35.4	$ 178,080	35.4
Commercial	176,687	35.1	176,710	35.2
Agricultural	18,396	3.7	18,015	3.6
Construction	11,697	2.3	12,011	2.4
Consumer	10,094	2.0	10,559	2.1
Commercial and other loans	49,192	9.8	47,880	9.5
State & political subdivision loans	59,196	11.7	59,208	11.8
Total loans	503,723	100.0	502,463	100.0
Less allowance for loan losses	6,928		6,784
Net loans	$ 496,795		$ 495,679

	March 31, 2013/
	December 31, 2012
	Change
	Amount	%
Real estate:
Residential	$ 381	0.2
Commercial	(23)	(0.0)
Agricultural	381	2.1
Construction	(314)	(2.6)
Consumer	(465)	(4.4)
Commercial and other loans	1,312	2.7
State & political subdivision loans	(12)	(0.0)
Total loans	$ 1,260	0.3

The Company’s lending is focused in the north central Pennsylvania market and the southern tier of New York.  The composition of our loan portfolio consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally owned small businesses.  New loans are primarily direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants and existing customers and the efforts and expertise of our business development officers.

Total loans increased approximately $1.3 million or .3% during the first three months of 2013. Commercial and other loans, residential real estate loans and agricultural real estate loans have increased $1.3 million, $381,000 and $381,000, respectively.  Construction and consumer loans decreased $314,000 and $465,000, respectively.

The Company is currently focused on growing commercial real estate, commercial and agricultural and state and political subdivision loans as a means to increase loan growth and obtain deposits from farmers, small businesses and municipalities throughout our market area.  As part of this strategy, the Bank has opened two loan production offices, which resulted in additional loan growth in the first quarter of 2013. As a community bank, we strive to meet the unique needs and provide solutions to customers within our service area.  Commercial real estate and other commercial loan demand is subject to significant competitive pressures, the yield curve, the strength of the overall regional and national economy and the local economy. The local economy is impacted significantly by the Marcellus Shale gas exploration activities, which are impacted by regulations and changes in the market price of natural gas. Due to the low price for natural gas throughout 2012, and the first three months of 2013, exploration activities have been curtailed in comparison to 2011. Additionally, we work closely with local municipalities and school districts to meet their needs that otherwise would be provided by the municipal bond market.

During the first three months of 2013, residential real estate loans increased $381,000. Loan demand for conforming mortgages, which the Company typically sells on the secondary market, remained strong for the first three months of 2013. During the first three months of 2013, $9.0 million of loans were sold on the secondary market, which compares to $4.5 million for the comparable period in 2012. In addition, due to the decline in demand for non-conforming mortgages and the difficult investment environment, the Company decided during the first quarter of 2013 that certain loans meeting secondary market standards would not be sold on the secondary market, but would instead be held as part of the Bank’s residential real estate portfolio. During the first quarter of 2013, the Company decided not to sell $1.3 million of residential mortgages that meet secondary market standards. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income in the Consolidated Statement of Income.  Management continues to look for ways to ensure that our customers choose the Company for their mortgage needs. This includes partnering with a third party to provide access to government supported loan programs sponsored by the Federal Housing Administration and the U.S. Department of Veteran Affairs and to implement technologies that improve customer service, by making it easier and more efficient for customers to obtain a mortgage.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the three months ended March 31, 2013 and for the years ended December 31, 2012, 2011, 2010 and 2009 (dollars in thousands):

	March 31,	December 31,
	2013	2012	2011	2010	2009
Balance
at beginning of period	$ 6,784	$ 6,487	$ 5,915	$ 4,888	$ 4,378
Charge-offs:
Real estate:
Residential	-	95	101	147	76
Commercial	-	2	29	53	236
Agricultural	-	-	-	-	1
Consumer	20	54	71	35	80
Commercial and other loans	-	21	6	173	153
Total loans charged-off	20	172	207	408	546
Recoveries:
Real estate:
Residential	2	-	-	4	1
Commercial	-	9	15	11	1
Agricultural	-	-	-	-	-
Consumer	12	33	57	45	52
Commercial and other loans	-	7	32	120	77
Total loans recovered	14	49	104	180	131

Net loans charged-off	6	123	103	228	415
Provision charged to expense	150	420	675	1,255	925
Balance at end of year	$ 6,928	$ 6,784	$ 6,487	$ 5,915	$ 4,888

Loans outstanding at end of period	$ 503,723	$ 502,463	$ 487,509	$ 473,517	$ 456,384
Average loans outstanding, net	$ 503,075	$ 496,822	$ 474,972	$ 468,620	$ 442,921
Non-performing assets:
Non-accruing loans	$ 7,875	$ 8,067	$ 9,165	$ 11,853	$ 5,871
Accrual loans - 90 days or more past due	366	506	275	692	884
Total non-performing loans	$ 8,241	$ 8,573	$ 9,440	$ 12,545	$ 6,755
Foreclosed assets held for sale	670	616	860	693	302
Total non-performing assets	$ 8,911	$ 9,189	$ 10,300	$ 13,238	$ 7,057

Annualized net charge-offs to average loans	0.01%	0.02%	0.02%	0.05%	0.09%
Allowance to total loans	1.38%	1.35%	1.33%	1.25%	1.07%
Allowance to total non-performing loans	84.07%	79.13%	68.72%	47.15%	72.36%
Non-performing loans as a percent of loans
net of unearned income	1.64%	1.71%	1.94%	2.65%	1.48%
Non-performing assets as a percent of loans
net of unearned income	1.77%	1.83%	2.11%	2.80%	1.55%

Management believes it uses the best information available when estimating the allowance for loan losses and that the allowance for loan losses is adequate as of March 31, 2013.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, continued high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The balance in the allowance for loan losses was $6,928,000 or 1.38% of total loans as of March 31, 2013 as compared to $6,784,000 or 1.35% of loans as of December 31, 2012.  The $144,000 increase is a result of a $150,000 provision for the first three months less net charge-offs of $6,000.  Gross charge-offs for the first three months of 2012 were $59,000. Gross charge-offs for all of 2012 were $172,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of March 31, 2013 and December 31, 2012, 2011, 2010 and 2009:

	March 31		December 31
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$ 913	35.4	$ 875	35.4	$ 805	37.7	$ 969	39.1	$ 801	42.7
Commercial, agricultural	4,416	38.8	4,437	38.8	4,132	37.9	3,380	36.2	2,864	33.6
Construction	78	2.3	38	2.4	15	1.7	22	2.1	20	1.2
Consumer	118	2.0	119	2.1	111	2.2	108	2.4	131	2.6
Commercial and other loans	700	9.8	728	9.5	674	9.1	983	10.0	918	9.7
State & political subdivision loans	303	11.7	271	11.8	235	11.4	137	10.1	93	10.1
Unallocated	400	N/A	316	N/A	515	N/A	316	N/A	61	N/A
Total allowance for loan losses	$ 6,928	100.0	$ 6,784	100.0	$ 6,487	100.0	$ 5,915	100.0	$ 4,888	100.0

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate total 38.8% of the loan portfolio, 63.7% of the allowance is assigned to this segment of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions.

The following table identifies amounts of loans contractually past due 30 to 89 days and non-performing loans by loan category, as well as the change from December 31, 2012 to March 31, 2013 in non-performing loans(dollars in thousands). Non-performing loans include those loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	March 31, 2013				December 31, 2012
		Non-Performing Loans				Non-Performing Loans
	30 - 90 Days	90 Days Past	Non-	Total Non-	30 - 90 Days	90 Days Past	Non-	Total Non-
(in thousands)	Past Due	Due Accruing	accrual	Performing	Past Due	Due Accruing	accrual	Performing
Real estate:
Residential	$ 709	$ 158	$ 628	$ 786	$ 1,108	$ 332	$ 663	$ 995
Commercial	1,292	171	6,890	7,061	597	152	7,042	7,194
Agricultural	50	-	-	-	54	-	-	-
Construction	-	-	-	-	-	-	-	-
Consumer	30	37	-	37	87	4	-	4
Commercial and other loans	276	-	357	357	932	18	362	380
Total nonperforming loans	$ 2,357	$ 366	$ 7,875	$ 8,241	$ 2,778	$ 506	$ 8,067	$ 8,573

	Change in Non-Performing Loans March 31, 2013/
	December 31, 2012
(in thousands)	Amount	%
Real estate:
Residential	$ (209)	(21.0)
Commercial	(133)	(1.8)
Agricultural	-	N/A
Construction	-	N/A
Consumer	33	825.0
Commercial and other loans	(23)	(6.1)
Total nonperforming loans	$ (332)	(3.9)

For the three month period ending March 31, 2013, we recorded a provision for loan losses of $150,000, which compares to $105,000 for the same time period in 2012.  The increase is attributable to the increased size of the loan portfolio and an increase in the local unemployment rate in the Bank’s primary market. Non-performing loans decreased $332,000 or 3.9%, from December 31, 2012 to March 31, 2013. Approximately 77.8% of the Bank’s non-performing loans are associated with the following three customer relationships:

•
A commercial customer with a total loan relationship of $4.5 million secured by 165 residential properties was considered non-accrual as of March 31, 2013. In the first quarter of 2011, the Company and borrower entered into a forbearance agreement to restructure the debt. As a result of all loan payments being made on the loans through March 31, 2013, there is no specific reserve allocation as of March 31, 2013 and the loan continues to pay in accordance with the restructured agreement.

•
A commercial customer with a relationship of approximately $969,000 was considered non-accrual as of March 31, 2013. $669,000 of the relationship is subject to USDA guarantees. The current economic conditions related to the timber industry have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and guarantees and determined that a specific reserve allocation of $113,000 was required as of March 31, 2013 based on the appraised value of collateral.

•
A commercial customer with a relationship of approximately $940,000 secured by real estate was considered non-accrual as of March 31, 2013. The current economic conditions have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and determined that a specific reserve allocation of $224,000 was required as of March 31, 2013 based on the appraised value of collateral.

Management of the Bank believes that the allowance for loan losses is adequate, which is based on the following factors:

•	While non-performing loans are still higher than the Company’s historical levels, 54.6% of this balance is associated with one customer, whose debt is current through March 31, 2013.

•	Net and gross charge-offs continue to be low in relation to the size of the Bank’s loan portfolio and compared to our peer group.
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

Bank Owned Life Insurance

The Company purchased bank owned life insurance to offset future employee benefit costs.  As of March 31, 2013, the cash surrender value of this life insurance is $14,301,000, which has resulted in income recognized in the first three months ended March 31, 2013 of $124,000, which is the same as the comparable period in 2012. The use of life insurance policies provides the Bank with an asset that will generate earnings to partially offset the current costs of benefits and eventually (at the death of the individuals) provides partial recovery of cash outflows associated with the benefits.

Premises and Equipment

Premises and equipment decreased approximately $75,000 from $11.5 million at December 31, 2012 to $11.4 million at March 31, 2013. This occurred primarily as a result of depreciation for 2013 of $153,000 offset by purchases totaling approximately $99,000.

Deposits

The following table shows the composition of deposits as of March 31, 2013 and December 31, 2012 (dollars in thousands):
	March 31		December 31,
	2013		2012
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 85,330	11.6	$ 89,494	12.1
NOW accounts	202,221	27.4	201,804	27.4
Savings deposits	91,841	12.5	87,836	11.9
Money market deposit accounts	82,333	11.2	83,423	11.3
Certificates of deposit	275,196	37.3	274,539	37.3
Total	$ 736,921	100.0	$ 737,096	100.0

	March 31, 2013/
	December 31, 2012
	Change
	Amount	%
Non-interest-bearing deposits	$ (4,164)	(4.7)
NOW accounts	417	0.2
Savings deposits	4,005	4.6
Money market deposit accounts	(1,090)	(1.3)
Certificates of deposit	657	0.2
Total	$ (175)	(0.0)

Deposits decreased $175,000 since December 31, 2012. While deposits have decreased in the current year, we have maintained the gas deposits that our customers obtained as part  of the Marcellus Shale exploration. Additionally, we believe that our historical financial performance, reputation as a strong, local community bank, acquisitions of local competitors from institutions outside of our general market area and our focus on developing relationships with the local municipalities has positioned the Company as a leading financial institution within our service area with the ability to meet our customers’ needs and expectations.

As of March 31, 2013, non-interest-bearing deposits and money market accounts have decreased by $4.2 million and $1.1 million, respectively, from December 31, 2012. Savings, NOW accounts and certificates of deposit accounts have increased $4.0 million, $417,000 and $657,000 primarily as a result of transfers from other account types. The Bank currently does not have any outstanding brokered certificates of deposit.

Borrowed Funds

Borrowed funds decreased $570,000 during the first three months of 2013. The majority of this decrease is the result of declines in balances outstanding under repurchase agreements. The Bank’s current strategy for borrowings is to consider replacing any maturities with five to ten year term borrowings due to the current interest rate environment, while considering loan and investment opportunities. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

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

In December, 2008, the Company entered into an interest rate swap agreement to convert the above mentioned floating-rate debt to fixed rate debt on a notional amount of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreement was entered into on December 17, 2008 and expires December 17, 2013.  The fair value of the interest rate swap at March 31, 2013 was a liability of $150,000 and is included within other liabilities on the Consolidated Balance Sheet.

Stockholder’s Equity

We evaluate stockholders’ equity in relation to total assets and the risks associated with those assets.  The greater the capital resource, the more likely a corporation will meet its cash obligations and absorb unforeseen losses.  For these reasons, capital adequacy has been, and will continue to be, of paramount importance. As such, the Company has implemented policies and procedures to ensure that it has adequate capital levels. As part of this process, we routinely stress test our capital levels and identify potential risk and alternative sources of additional capital should the need arise.

Total stockholders’ equity was $90.8 million at March 31, 2013 compared to $89.5 million at December 31, 2012, an increase of $1.3 million or 1.5%.  Excluding accumulated other comprehensive income, stockholder’s equity increased $2.3 million, or 2.7%. The Company purchased 4,753 shares of treasury stock at a weighted average cost of $48.00 per share. In the first three months of 2013, the Company had net income of $3.3 million and paid dividends of $824,000, representing a cash dividend payout ratio of 25.1%. Not included in the dividends above, the Board of Directors accelerated the normal first quarter dividend of 2013 into 2012 due to the significant issues in Washington regarding the very complex fiscal cliff tax issues at the end of 2012 and its intent was to benefit shareholders that may have been affected by the potential tax increase on dividends during 2013. The accelerated dividend totaled $1,101,000, which would have represented a payout ratio of 33.5% of 2013’s first quarter income.

All of the Company’s investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments.  Accumulated other comprehensive income decreased $1.0 million from December 31, 2012 as a result of market value fluctuations.

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

	March 31		December 31,
	2013		2012
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$ 93,380	17.90%	$ 90,889	17.50%
For capital adequacy purposes	41,733	8.00%	41,546	8.00%
To be well capitalized	52,166	10.00%	51,932	10.00%

Tier I capital (to risk-weighted assets)
Company	$ 86,544	16.59%	$ 84,166	16.21%
For capital adequacy purposes	20,867	4.00%	20,773	4.00%
To be well capitalized	31,300	6.00%	31,159	6.00%

Tier I capital (to average assets)
Company	$ 86,544	9.96%	$ 84,166	9.70%
For capital adequacy purposes	34,746	4.00%	34,692	4.00%
To be well capitalized	43,433	5.00%	43,366	5.00%

The Bank’s computed risk-based capital ratios are as follows (dollars in thousands):

	March 31		December 31,
	2013		2012
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$ 89,859	17.28%	$ 87,215	16.84%
For capital adequacy purposes	41,607	8.00%	41,425	8.00%
To be well capitalized	52,009	10.00%	51,781	10.00%

Tier I capital (to risk-weighted assets)
Bank	$ 83,261	16.01%	$ 80,702	15.59%
For capital adequacy purposes	20,803	4.00%	20,713	4.00%
To be well capitalized	31,205	6.00%	31,069	6.00%

Tier I capital (to average assets)
Bank	$ 83,261	9.60%	$ 80,702	9.32%
For capital adequacy purposes	34,683	4.00%	34,634	4.00%
To be well capitalized	43,354	5.00%	43,293	5.00%

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2013 (in thousands):

Commitments to extend credit	$89,817
Standby letters of credit	5,422
$95,239

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for personal. Overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at March 31, 2013 was $12,600,000.  The Company reserves the right to discontinue this service without prior notice.

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

Cash generated by operating activities, investing activities and financing activities influences liquidity management. Our Company's historical activity in this area can be seen in the Consolidated Statement of Cash Flows.  The most important source of funds is core deposits.  Repayment of principal on outstanding loans and cash flows created from the investment portfolio also a factor in liquidity management.  Other sources of funding include brokered certificates of deposit and the sale of loans or investments, if needed.

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other significant uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures, during the first three months of 2013 were $99,000, compared to $33,000 during the same time period in 2012.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short-term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $236.2 million, of which $30.0 million was outstanding at March 31, 2013. Additionally, we have a Federal funds line totaling $10.0 million from a third party bank at market rates.  This line is not drawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $13.6 million, which also is not drawn upon as of March 31, 2013. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At March 31, 2013, Citizens Financial Services, Inc. had liquid assets of $2.3 million.

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

We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure.  Various analyses performed in the first quarter of 2013 ranged from a decrease in interest rates of 100 basis points to an increase in interest rates of 500 basis points have resulted in variances over the next twelve to twenty four months that are within policy limits set by the Company’s Board of Directors.

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

No material changes in market risk strategy occurred during the current period.  A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 2012.

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

(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. At March 31, 2013 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

1/1/13 to 1/31/13	4,753	$48.00	4,753	114,821
2/1/13 to 2/28/13	-	$0.00	-	114,821
3/1/13 to 3/31/13	-	$0.00	-	114,821
Total	4,753	$48.00	4,753	114,821

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

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 - Other Information

None

Item 6 - Exhibits

(a)  The following documents are filed as a part of this report:

3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended (1)
3.2	Bylaws of Citizens Financial Services, Inc.(2)
4.1	Form of Common Stock Certificate.(3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101 **
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Cash Flows (unaudited) and (v) related notes (unaudited).

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

Citizens Financial Services, Inc. (Registrant)

May 9, 2013	By:	/s/ Randall E. Black
Randall E. Black
President and Chief Executive Officer (Principal Executive Officer)

May 9, 2013	By:	/s/ Mickey L. Jones
Mickey L. Jones
Chief Financial Officer (Principal Accounting Officer)