Form 10-Q
period 2013-06-30
CITIZENS FINANCIAL SERVICES INC
filed 2013-08-08
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
Or

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

The number of outstanding shares of the Registrant’s Common Stock, as of July 30, 2013, was 3,038,511.

Citizens Financial Services, Inc.
Form 10-Q

INDEX

		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheet as of June 30, 2013 and December 31, 2012	1
	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2013 and 2012	2
	Consolidated Statement of Comprehensive Income for the Three and Six Months ended June 30, 2013 and 2012	3
	Consolidated Statement of Cash Flows for the Six Months ended June 30, 2013 and 2012	4
	Notes to Consolidated Financial Statements	5-27
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-49
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49-50
Item 4.	Controls and Procedures	50

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Mine Safety Disclosures	51
Item 5.	Other Information	51
Item 6.	Exhibits	51-52
	Signatures	53

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30	December 31
(in thousands except share data)	2013	2012
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 7,928	$ 12,307
Interest-bearing	3,642	14,026
Total cash and cash equivalents	11,570	26,333
Available-for-sale securities	307,935	310,252
Loans held for sale	796	1,458

Loans (net of allowance for loan losses:
2013, $6,989 and 2012, $6,784)	508,747	495,679

Premises and equipment	11,396	11,521
Accrued interest receivable	3,821	3,816
Goodwill	10,256	10,256
Bank owned life insurance	14,427	14,177
Other assets	10,128	8,935

TOTAL ASSETS	$ 879,076	$ 882,427

LIABILITIES:
Deposits:
Noninterest-bearing	$ 86,852	$ 89,494
Interest-bearing	661,162	647,602
Total deposits	748,014	737,096
Borrowed funds	33,993	46,126
Accrued interest payable	964	1,143
Other liabilities	7,223	8,587
TOTAL LIABILITIES	790,194	792,952
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares June 30, 2013 and December 31, 2012;
none issued in 2013 or 2012	-	-
Common stock
$1.00 par value; authorized 15,000,000 shares; issued 3,305,517 at June 30, 2013 and
3,161,324 at December 31, 2012	3,306	3,161
Additional paid-in capital	23,545	16,468
Retained earnings	69,538	71,813
Accumulated other comprehensive (loss) income	(713)	4,631
Treasury stock, at cost: 267,006 shares at June 30, 2013
and 262,921 shares at December 31, 2012	(6,794)	(6,598)
TOTAL STOCKHOLDERS' EQUITY	88,882	89,475
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 879,076	$ 882,427

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30		June 30,
(in thousands, except share and per share data)	2013	2012	2013	2012
INTEREST INCOME:
Interest and fees on loans	$ 7,141	$ 7,439	$ 14,278	$ 14,904
Interest-bearing deposits with banks	9	1	19	6
Investment securities:
Taxable	936	1,237	1,899	2,434
Nontaxable	844	920	1,713	1,874
Dividends	18	16	38	32
TOTAL INTEREST INCOME	8,948	9,613	17,947	19,250
INTEREST EXPENSE:
Deposits	1,287	1,555	2,615	3,221
Borrowed funds	310	393	668	806
TOTAL INTEREST EXPENSE	1,597	1,948	3,283	4,027
NET INTEREST INCOME	7,351	7,665	14,664	15,223
Provision for loan losses	75	105	225	210
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,276	7,560	14,439	15,013
NON-INTEREST INCOME:
Service charges	1,079	1,129	2,103	2,207
Trust	169	151	370	324
Brokerage and insurance	121	75	213	225
Investment securities gains, net	98	213	294	321
Gains on loans sold	50	131	161	185
Earnings on bank owned life insurance	126	126	250	250
Other	100	104	204	233
TOTAL NON-INTEREST INCOME	1,743	1,929	3,595	3,745
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,795	2,668	5,600	5,421
Occupancy	312	314	654	624
Furniture and equipment	113	96	215	202
Professional fees	188	224	417	492
FDIC insurance	113	115	225	238
Pennsylvania shares tax	182	160	365	326
Other	1,129	988	2,178	2,090
TOTAL NON-INTEREST EXPENSES	4,832	4,565	9,654	9,393
Income before provision for income taxes	4,187	4,924	8,380	9,365
Provision for income taxes	907	1,171	1,813	2,163
NET INCOME	$ 3,280	$ 3,753	$ 6,567	$ 7,202

PER COMMON SHARE DATA:
Net Income - Basic	$ 1.08	$ 1.23	$ 2.17	$ 2.35
Net Income - Diluted	$ 1.08	$ 1.23	$ 2.16	$ 2.35
Cash Dividends Paid	$ 0.271	$ 0.283	$ 0.543	$ 0.562

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Net income	$ 3,280	$ 3,753	$ 6,567	$ 7,202
Other comprehensive income (loss):
Change in unrealized gains on available for sale securities	(6,656)	741	(8,032)	318
Income tax effect	2,263	(252)	2,731	(108)
Change in unrecognized pension cost	128	-	128	-
Income tax effect	(44)	-	(44)	-
Change in unrealized loss on interest rate swap	51	45	101	66
Income tax effect	(17)	(15)	(34)	(23)
Less: Reclassification adjustment for investment
security gains included in net income	(98)	(213)	(294)	(321)
Income tax effect	33	72	100	109
Other comprehensive income (loss), net of tax	(4,340)	378	(5,344)	41
Comprehensive income (loss)	$ (1,060)	$ 4,131	$ 1,223	$ 7,243

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Six Months Ended
	June 30,
(in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 6,567	$ 7,202
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	225	210
Depreciation and amortization	216	211
Amortization and accretion of investment securities	1,234	1,196
Deferred income taxes	9	28
Investment securities gains, net	(294)	(321)
Earnings on bank owned life insurance	(250)	(250)
Originations of loans held for sale	(11,801)	(14,241)
Proceeds from sales of loans held for sale	12,624	14,426
Realized gains on loans sold	(161)	(185)
Increase in accrued interest receivable	(5)	(179)
Decrease in accrued interest payable	(179)	(290)
Other, net	413	(269)
Net cash provided by operating activities	8,598	7,538
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	15,773	16,654
Proceeds from maturity and principal repayments	49,651	68,914
Purchase of securities	(72,372)	(90,754)
Proceeds from redemption of regulatory stock	513	245
Purchase of regulatory stock	(207)	(1,405)
Net increase in loans	(13,246)	(9,679)
Purchase of premises and equipment	(203)	(117)
Proceeds from sale of foreclosed assets held for sale	-	345
Net cash used in investing activities	(20,091)	(15,797)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	10,918	4,774
Repayments of long-term borrowings	(10,800)	(4,110)
Net decrease in short-term borrowed funds	(1,333)	(2,706)
Purchase of treasury and restricted stock	(380)	(637)
Dividends paid	(1,675)	(1,726)
Net cash used in financing activities	(3,270)	(4,405)
Net decrease in cash and cash equivalents	(14,763)	(12,664)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,333	30,432
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 11,570	$ 17,768

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 3,462	$ 4,317
Income taxes paid	$ 2,295	$ 2,095
Loans transferred to foreclosed property	$ 54	$ 123

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

In the opinion of management of the Company, the accompanying interim financial statements for the periods ended June 30, 2013 and 2012 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the six month period ended June 30, 2013 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share.  Earnings per share calculations give retroactive effect to stock dividends declared by the Company.

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income applicable to common stock	$3,280,000	$3,753,000	$6,567,000	$7,202,000

Basic earnings per share computation
Weighted average common shares outstanding	3,031,279	3,058,663	3,032,491	3,063,500
Earnings per share - basic	$1.08	$1.23	$2.17	$2.35

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	3,031,279	3,058,663	3,032,491	3,063,500
Add: Dilutive effects of restricted stock	1,578	1,409	781	624
Weighted average common shares outstanding for dilutive earnings per share	3,032,857	3,060,072	3,033,272	3,064,124
Earnings per share - diluted	$1.08	$1.23	$2.16	$2.35

For the three months ended June 30, 2013 there were no anti-dilutive securities, compared to 2,447 shares for the three months ended June 30, 2012 related to the restricted stock program that were excluded from the diluted earnings per share calculations since they were anti-dilutive. For the six months ended June 30, 2013 and 2012, 1,415 and 4,115 shares, respectively, related to the restricted stock program were excluded from the diluted earnings per share calculations since they were anti-dilutive.

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of tax-exempt income earned from state and municipal securities and loans and investments in tax credits.

Note 4 – Investments

The amortized cost and fair value of investment securities at June 30, 2013 and December 31, 2012 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2013	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. agency securities	$ 138,674	$ 875	$ (1,669)	$ 137,880
U.S. treasury securities	11,845	-	(374)	11,471
Obligations of state and
political subdivisions	93,203	2,939	(965)	95,177
Corporate obligations	21,161	356	(551)	20,966
Mortgage-backed securities in
government sponsored entities	40,313	844	(277)	40,880
Equity securities in financial institutions	832	729	-	1,561
Total available-for-sale securities	$ 306,028	$ 5,743	$ (3,836)	$ 307,935

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. agency securities	$ 125,125	$ 2,150	$ (41)	$ 127,234
U.S. treasury securities	4,922	25	-	4,947
Obligations of state and
political subdivisions	95,288	5,721	(134)	100,875
Corporate obligations	21,699	452	(42)	22,109
Mortgage-backed securities in
government sponsored entities	52,072	1,728	(127)	53,673
Equity securities in financial institutions	912	502	-	1,414
Total available-for-sale securities	$ 300,018	$ 10,578	$ (344)	$ 310,252

The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012 (in thousands). As of June 30, 2013, the Company owned 74 securities whose fair value was less than their cost basis.

June 30, 2013	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$ 79,007	$ (1,669)	$ -	$ -	$ 79,007	$ (1,669)
U.S. treasury securities	11,471	(374)	-	-	11,471	(374)
Obligations of state and
political subdivisions	19,910	(965)	-	-	19,910	(965)
Corporate obligations	12,018	(551)	-	-	12,018	(551)
Mortgage-backed securities in
government sponsored entities	23,272	(266)	47	(11)	23,319	(277)
Total securities	$ 145,678	$ (3,825)	$ 47	$ (11)	$ 145,725	$ (3,836)

December 31, 2012
U.S. agency securities	$ 6,016	$ (41)	$ -	$ -	$ 6,016	$ (41)
Obligations of states and
political subdivisions	7,981	(134)	-	-	7,981	(134)
Corporate obligations	10,972	(42)	-	-	10,972	(42)
Mortgage-backed securities in
government sponsored entities	8,651	(127)	-	-	8,651	(127)
Total securities	$ 33,620	$ (344)	$ -	$ -	$ 33,620	$ (344)

As of June 30, 2013, the Company’s investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, U.S treasuries, obligations of states and political subdivisions, corporate obligations and mortgage backed securities in government sponsored entities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale for the six months ended June 30, 2013 and 2012 were $15,773,000 and $16,654,000, respectively.  For the three months ended June 30, 2013 and 2012, there were sales of $11,917,000 and $5,418,000, respectively, of available-for-sale securities. The gross gains and losses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Gross gains	$ 238	$ 213	$ 434	$ 321
Gross losses	(140)	-	(140)	-
Net gains	$ 98	$ 213	$ 294	$ 321

Investment securities with an approximate carrying value of $189.9 million and $193.3 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public funds and certain other deposits.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at June 30, 2013, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$ 10,605	$ 10,697
Due after one year through five years	93,632	93,674
Due after five years through ten years	84,743	83,978
Due after ten years	116,216	118,025
Total	$ 305,196	$ 306,374

Note 5 – Loans

The Company grants loans primarily to customers throughout North Central Pennsylvania and Southern New York.  Although the Company had a diversified loan portfolio at June 30, 2013 and December 31, 2012, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for loan losses as of June 30, 2013 and December 31, 2012 (in thousands):

June 30, 2013	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 180,782	$ 487	$ 180,295
Commercial and agricultural	198,127	8,332	189,795
Construction	13,455	-	13,455
Consumer	10,062	-	10,062
Other commercial and agricultural loans	54,073	1,774	52,299
State and political subdivision loans	59,237	-	59,237
Total	515,736	$ 10,593	$ 505,143
Allowance for loan losses	6,989
Net loans	$ 508,747

December 31, 2012	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 178,080	$ 424	$ 177,656
Commercial and agricultural	194,725	9,093	185,632
Construction	12,011	-	12,011
Consumer	10,559	-	10,559
Other commercial and agricultural loans	47,880	901	46,979
State and political subdivision loans	59,208	-	59,208
Total	502,463	$ 10,418	$ 492,045
Allowance for loan losses	6,784
Net loans	$ 495,679

The segments of the Bank’s loan portfolio are disaggregated into classes to a level that allows management to monitor risk and performance. Residential real estate mortgages consists primarily of 15 to 30 year first mortgages on residential real estate, while residential real estate home equity loans are consumer purpose installment loans or lines of credit secured by a mortgage which is often a second lien on residential real estate with terms of 15 years or less. Commercial real estate loans are business purpose loans secured by a mortgage on commercial real estate. Agricultural real estate loans are loans secured by a mortgage on real estate used in agriculture production. Construction real estate loans are loans secured by residential or commercial real estate used during the construction phase of residential and commercial projects. Consumer loans are typically unsecured or primarily secured by something other than real estate and overdraft lines of credit connected with customer deposit accounts. Other commercial loans are loans for commercial purposes primarily secured by non-real estate collateral. Other agricultural loans are loans for agricultural purposes primarily secured by non-real estate collateral. State and political subdivisions are loans for state and local municipalities for capital and operating expenses or tax free loans used to finance commercial development.

Management considers commercial loans, other agricultural loans, commercial real estate loans and agricultural real estate loans which are 90 days or more past due to be impaired. Management will also consider a loan impaired based on other factors it becomes aware of, including the customer’s results of operations and cash flows or if the loan is modified in a troubled debt restructuring. In addition, certain residential mortgages, home equity and consumer loans that are cross collateralized with commercial relationships that are determined to be impaired may also be classified as impaired. Impaired loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allocation of the allowance for loan losses or a charge-off to the allowance for loan losses.

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables by class, with the associated allowance amount, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
June 30, 2013	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$ 376	$ 144	$ 207	$ 351	$ 24
Home Equity	136	-	136	136	13
Commercial	10,023	5,704	2,628	8,332	499
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	1,828	1,466	308	1,774	1
Other agricultural loans	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-
Total	$ 12,363	$ 7,314	$ 3,279	$ 10,593	$ 537

December 31, 2012
Real estate loans:
Mortgages	$ 309	$ 150	$ 136	$ 286	$ 8
Home Equity	138	-	138	138	14
Commercial	10,669	6,476	2,617	9,093	559
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	950	592	309	901	1
Other agricultural loans	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-
Total	$ 12,066	$ 7,218	$ 3,200	$ 10,418	$ 582

The following table includes the average balance of impaired financing receivables by class and the income recognized on impaired loans for the three and six month periods ended June 30, 2013 and 2012(in thousands):

For the Six Months ended
	June 30, 2013			June 30, 2012
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	Cash Basis	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$ 330	$ 4	$ -	$ 83	$ 1	$ -
Home Equity	137	2	-	93	2	1
Commercial	8,595	84	35	8,138	39	23
Agricultural	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Other commercial loans	1,786	41	-	468	-	-
Other agricultural loans	-	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-	-
Total	$ 10,848	$ 131	$ 35	$ 8,782	$ 42	$ 24

For the Three Months Ended
	June 30, 2013			June 30, 2012
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	Cash Basis	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$ 352	$ 2	$ -	$ 165	$ 1	$ -
Home Equity	136	1	-	93	1	-
Commercial	8,406	39	21	8,049	21	5
Agricultural	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Other commercial loans	1,916	22	-	457	-	-
Other agricultural loans	-	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-	-
Total	$ 10,810	$ 64	$ 21	$ 8,764	$ 23	$ 5

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

The following tables represent credit exposures by internally assigned grades as of June 30, 2013 and December 31, 2012 (in thousands):

June 30, 2013	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$ 152,901	$ 6,141	$ 19,227	$ 211	$ -	$ 178,480
Agricultural	15,042	2,713	1,892	-	-	19,647
Construction	13,455	-	-	-	-	13,455
Other commercial loans	41,744	601	2,304	9	-	44,658
Other agricultural loans	7,205	935	1,275	-	-	9,415
State and political
subdivision loans	59,237	-	-	-	-	59,237
Total	$ 289,584	$ 10,390	$ 24,698	$ 220	$ -	$ 324,892

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$ 149,892	$ 7,616	$ 19,127	$ 75	$ -	$ 176,710
Agricultural	13,690	2,386	1,939	-	-	18,015
Construction	12,011	-	-	-	-	12,011
Other commercial loans	39,239	826	1,555	-	-	41,620
Other agricultural loans	4,833	589	838	-	-	6,260
State and political
subdivision loans	58,120	-	1,088	-	-	59,208
Total	$ 277,785	$ 11,417	$ 24,547	$ 75	$ -	$ 313,824

For residential real estate mortgages, home equity and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below and all loans past due 90 or more days. The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2013 and December 31, 2012 (in thousands):

June 30, 2013	Performing	Non-performing	Total
Real estate loans:
Mortgages	$ 111,395	$ 545	$ 111,940
Home Equity	68,677	165	68,842
Consumer	10,062	-	10,062
Total	$ 190,134	$ 710	$ 190,844

December 31, 2012	Performing	Non-performing	Total
Real estate loans:
Mortgages	$ 105,822	$ 726	$ 106,548
Home Equity	71,263	269	71,532
Consumer	10,555	4	10,559
Total	$ 187,640	$ 999	$ 188,639

Age Analysis of Past Due Financing Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due financing receivables as of June 30, 2013 and December 31, 2012 (in thousands):

	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
June 30, 2013	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
Real estate loans:
Mortgages	$ 443	$ 214	$ 450	$ 1,107	$ 110,833	$ 111,940	$ 63
Home Equity	389	117	140	646	68,196	68,842	38
Commercial	158	-	2,496	2,654	175,826	178,480	137
Agricultural	-	-	-	-	19,647	19,647	-
Construction	-	-	-	-	13,455	13,455	-
Consumer	58	1	-	59	10,003	10,062	-
Other commercial loans	864	1	323	1,188	43,470	44,658	15
Other agricultural loans	49	-	-	49	9,366	9,415	-
State and political
subdivision loans	-	-	-	-	59,237	59,237	-
Total	$ 1,961	$ 333	$ 3,409	$ 5,703	$ 510,033	$ 515,736	$ 253

Loans considered non-accrual	$ 108	$ -	$ 3,156	$ 3,264	$ 4,942	$ 8,206
Loans still accruing	1,853	333	253	2,439	505,091	507,530
Total	$ 1,961	$ 333	$ 3,409	$ 5,703	$ 510,033	$ 515,736

	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
December 31, 2012	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
Real estate loans:
Mortgages	$ 636	$ 294	$ 493	$ 1,423	$ 105,125	$ 106,548	$ 244
Home Equity	267	17	222	506	71,026	71,532	88
Commercial	602	-	2,149	2,751	173,959	176,710	152
Agricultural	54	-	-	54	17,961	18,015	-
Construction	-	-	-	-	12,011	12,011	-
Consumer	45	43	4	92	10,467	10,559	4
Other commercial loans	962	-	317	1,279	40,341	41,620	18
Other agricultural loans	-	-	-	-	6,260	6,260	-
State and political
subdivision loans	-	-	-	-	59,208	59,208	-
Total	$ 2,566	$ 354	$ 3,185	$ 6,105	$ 496,358	$ 502,463	$ 506

Loans considered non-accrual	$ 73	$ 69	$ 2,679	$ 2,821	$ 5,246	$ 8,067
Loans still accruing	2,493	285	506	3,284	491,112	494,396
Total	$ 2,566	$ 354	$ 3,185	$ 6,105	$ 496,358	$ 502,463

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

The following table reflects the financing receivables on non-accrual status as of June 30, 2013 and December 31, 2012, respectively. The balances are presented by class of financing receivable (in thousands):

	June 30, 2013	December 31, 2012
Real estate loans:
Mortgages	$ 482	$ 482
Home Equity	127	181
Commercial	7,241	7,042
Agricultural	-	-
Construction	-	-
Consumer	-	-
Other commercial loans	356	362
Other agricultural loans	-	-
State and political subdivision	-	-
	$ 8,206	$ 8,067

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company’s investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower’s ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  Based on this evaluation management would no longer consider a loan to be a TDR when the relevant facts support such a conclusion.

There were no loan modifications that were considered TDRs during the three months ended June 30, 2013. Loan modifications that are considered TDRs completed during the six months ended June 30, 2013 and 2012 and the three months ended June 30, 2012, were as follows (dollars in thousands):

	For the Six Months Ended June 30, 2013
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Mortgages	1	-	$ 72	$ -	$ 72	$ -
Commercial	-	2	-	1,365	-	1,365
Other commercial loans	-	2	-	1,530	-	1,530
Total	1	4	$ 72	$ 2,895	$ 72	$ 2,895

	For the Three Months Ended June 30, 2012
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Mortgages	1	1	$ 48	$ 71	$ 48	$ 71
Total	1	1	$ 48	$ 71	$ 48	$ 71

	For the Six Months Ended June 30, 2012
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Mortgages	1	1	$ 48	$ 71	$ 48	$ 71
Commercial	-	2	-	98	-	98
Total	1	3	$ 48	$ 169	$ 48	$ 169

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The following table presents the recorded investment in loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which begin January 1, 2013 and 2012 (six month periods) and April 1, 2013 and 2012 (3 month periods), respectively, and that subsequently defaulted during these reporting periods (dollars in thousands):

	For the Three Months Ended				For the Six Months Ended
	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012
	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Real estate loans:
Commercial	1	$ 535	-	$ -	-	$ -	1	$ 48
Total recidivism	1	$ 535	-	$ -	-	$ -	1	$ 48

Allowance for Loan Losses

The following table segregates the allowance for loan losses (ALLL) into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2013 and December 31, 2012, respectively (in thousands):

	June 30, 2013			December 31, 2012
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real estate loans:
Residential	$ 38	$ 896	$ 934	$ 22	$ 853	$ 875
Commercial and agricultural	499	3,741	4,240	559	3,878	4,437
Construction	-	91	91	-	38	38
Consumer	-	114	114	-	119	119
Other commercial and agricultural loans	-	957	957	1	727	728
State and political subdivision loans	-	310	310	-	271	271
Unallocated	-	343	343	-	316	316
Total	$ 537	$ 6,452	$ 6,989	$ 582	$ 6,202	$ 6,784

The following tables roll forward the balance of the ALLL by portfolio segment for the three and six month periods ended June 30, 2013 and 2012, respectively (in thousands):

	Balance at March 31, 2013	Charge-offs	Recoveries	Provision	Balance at June 30, 2013
Real estate loans:
Residential	$ 913	$ (13)	$ -	$ 34	$ 934
Commercial and agricultural	4,416	-	-	(176)	4,240
Construction	78	-	-	13	91
Consumer	118	(10)	9	(3)	114
Other commercial and agricultural loans	700	-	-	257	957
State and political				-
subdivision loans	303	-	-	7	310
Unallocated	400	-	-	(57)	343
Total	$ 6,928	$ (23)	$ 9	$ 75	$ 6,989

	Balance at December 31, 2012	Charge-offs	Recoveries	Provision	Balance at June 30, 2013
Real estate loans:
Residential	$ 875	$ (13)	$ 2	$ 70	$ 934
Commercial and agricultural	4,437	-	-	(197)	4,240
Construction	38	-	-	53	91
Consumer	119	(30)	21	4	114
Other commercial and agricultural loans	728	-	-	229	957
State and political				-
subdivision loans	271	-	-	39	310
Unallocated	316	-	-	27	343
Total	$ 6,784	$ (43)	$ 23	$ 225	$ 6,989

	Balance at March 31, 2012	Charge-offs	Recoveries	Provision	Balance at June 30, 2012
Real estate loans:
Residential	$ 753	$ -	$ -	$ 33	$ 786
Commercial and agricultural	4,336	-	6	63	4,405
Construction	16	-	-	3	19
Consumer	96	(16)	7	21	108
Other commercial and agricultural loans	671	-	3	11	685
State and political				-
subdivision loans	245	-	-	1	246
Unallocated	428	-	-	(27)	401
Total	$ 6,545	$ (16)	$ 16	$ 105	$ 6,650

	Balance at December 31, 2011	Charge-offs	Recoveries	Provision	Balance at June 30, 2012
Real estate loans:
Residential	$ 805	$ (49)	$ -	$ 30	$ 786
Commercial and agricultural	4,132	(2)	6	269	4,405
Construction	15	-	-	4	19
Consumer	111	(24)	16	5	108
Other commercial and agricultural loans	674	-	6	5	685
State and political				-
subdivision loans	235	-	-	11	246
Unallocated	515	-	-	(114)	401
Total	$ 6,487	$ (75)	$ 28	$ 210	$ 6,650

The Company allocates the ALLL based on the factors described below, which conform to the Company’s loan classification policy and credit quality measurements. In reviewing risk within the Bank’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The ALLL consists of amounts applicable to: (i) residential real estate loans; (ii) residential real estate home equity loans; (iii) commercial real estate loans; (iv) agricultural real estate loans; (v) real estate construction loans; (vi) commercial and other loans; (vii) consumer loans; (viii) other agricultural loans and (ix) state and political subdivision loans. Factors considered in this process include general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are evaluated to determine additional inherent risks in the loan portfolio, which are not necessarily reflected in the historical loss percentages. These factors are then added to the historical allocation percentage to get the adjusted factor to be applied to non-classified loans. The following qualitative factors are analyzed:

•	Level of and trends in delinquencies, impaired/classified loans
▪	Change in volume and severity of past due loans
▪	Volume of non-accrual loans
▪	Volume and severity of classified, adversely or graded loans;
•	Level of and trends in charge-offs and recoveries;
•	Trends in volume, terms and nature of the loan portfolio;
•	Effects of any changes in risk selection and underwriting standards and any other changes in lending and recovery policies, procedures and practices;
•	Changes in the quality of the Bank’s loan review system;
•	Experience, ability and depth of lending management and other relevant staff;
•	National, state, regional and local economic trends and business conditions
▪	General economic conditions
▪	Unemployment rates
▪	Inflation / Consumer Price Index
▪	Changes in values of underlying collateral for collateral-dependent loans;
•	Industry conditions including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses; and
•	Existence and effect of any credit concentrations, and changes in the level of such concentrations.

The Company also maintains an unallocated allowance to account for any factors or conditions that may cause a potential loss but are not specifically addressed in the process described above. The Company analyzes its loan portfolio each quarter to determine the appropriateness of its allowance for loan losses.

Loans determined to be TDRs are impaired and for purposes of estimating the ALLL must be individually evaluated for impairment. In calculating the impairment, the Company calculates the present value utilizing an analysis of discounted cash flows. If the present value calculated is below the recorded investment of the loan, impairment is recognized by a charge to the provision for loan and lease losses and a credit to the ALLL.

We continually review the model utilized in calculating the required allowance. The following qualitative factors experienced changes during the first six months of 2013:
•
The qualitative factor for national, state, regional and local economic trends and business conditions was increased for all loan categories due to rising unemployment rates in the local economy as a result of the slowdown in Marcellus shale natural gas exploration activities.

•
The qualitative factor for trends in volume, terms and nature of the loan portfolio was increased for commercial and agricultural real estate, other commercial and agricultural loans and state and political subdivision loan categories due to the increase of the number of loans that are participations that were purchased from other banks and therefore subject to different underwriting standards.

•
The qualitative factor for the existence and effect of any credit concentrations and changes in the level of such concentrations was increased for commercial and other loans and was lowered for commercial and agricultural real estate as the loan growth has slowed in 2013.

The following qualitative factors experienced changes during the three months ended June 30, 2013:
•
The qualitative factor for trends in volume, terms and nature of the loan portfolio was increased for commercial and agricultural real estate, other commercial and agricultural loans and state and political subdivision loan categories due to the increase of the number of loans that are participations that were purchased from other banks and therefore subject to different underwriting standards.

•
The qualitative factor for the existence and effect of any credit concentrations and changes in the level of such concentrations was increased for commercial and other loans and was lowered for commercial and agricultural real estate as the loan growth has slowed in 2013.

The following factors experienced changes during the first six months of 2012:

•
The qualitative factor for changes in values of underlying collateral was decreased for residential and commercial real estate loans due to the serious flooding experienced in our primary market in the third quarter of 2011 not being as severe as originally expected.

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

Note 6 – Federal Home Loan Bank Stock

The Bank is a member of the FHLB of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of June 30, 2013 and December 31, 2012, the Bank holds $2,984,200 and $3,290,000, respectively. The stock is bought from and sold to the FHLB based upon its $100 par value.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) A significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios have improved in the most recent quarters, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members during 2012 and 2013 and has reinstituted the dividend.

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

The following sets forth the components of net periodic benefit costs of the Pension Plan for the three and six months ended June 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$ 76	$ 54	$ 177	$ 167
Interest cost	79	35	185	174
Expected return on plan assets	(169)	(80)	(343)	(286)
Net amortization and deferral	86	52	128	68
Net periodic benefit cost	$ 72	$ 61	$ 147	$ 123

The Company expects to contribute $1,000,000 to the Pension Plan in 2013.

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $147,000 and $132,000 for the six months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013 and 2012, contributions by the Company totaled $92,000 and $80,000, respectively.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  At June 30, 2013 and December 31, 2012, an obligation of $971,000 and $1,001,000, respectively, was included in other liabilities for this plan in the consolidated balance sheet. Amounts included in interest expense on the deferred amounts totaled $3,000 and $4,000 for each of the three months ended June 30, 2013 and 2012. For the six months ended June 30, 2013 and 2012, amounts included in interest expense on the deferred amounts totaled $7,000 and $8,000, respectively.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  A total of 100,000 shares of the Company’s common stock have been authorized under the Plan. As of June 30, 2013, 67,756 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted shares during 2013 and 2012:
	Three months ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
		Weighted		Weighted		Weighted		Weighted
	Unvested	Average	Unvested	Average	Unvested	Average	Unvested	Average
	Shares	Market Price	Shares	Market Price	Shares	Market Price	Shares	Market Price
Outstanding, beginning of period	7,269	$ 35.16	6,280	$ 28.15	8,646	$ 35.51	9,921	$ 29.37
Granted	3,027	48.21	3,808	37.10	3,027	48.21	3,808	37.10
Forfeited	-	-	-	-	(55)	37.10	-	-
Vested	(2,830)	31.35	(1,581)	26.80	(4,152)	33.26	(5,222)	25.59
Outstanding, end of period	7,466	$ 41.89	8,507	$ 35.16	7,466	$ 41.89	8,507	$ 35.16

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $77,000 and $66,000 for the six months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013 and 2012, compensation expense totaled $39,000 and $33,000, respectively.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law. At June 30, 2013 and December 31, 2012, an obligation of $973,000 and $901,000, respectively, was included in other liabilities for this plan in the consolidated balance sheet.  Expenses related to this plan totaled $72,000 and $47,000 for the six months ended June 30, 2013 and 2012, respectively. For the three months ended June 30, 2013 and 2012, expenses totaled $36,000 and $24,000, respectively.

Note 8 – Accumulated Comprehensive Income

The following tables present the changes in accumulated other comprehensive income (loss) by component net of tax for the three and six months ended June 30, 2013:

	Three months ended June 30, 2013
	Unrealized gain (loss) on available for sale securities (a)	Unrealized gain (loss) on interest rate swap (a)	Defined Benefit Pension Items (a)	Total
Balance as of March 31, 2013	$ 5,717	$ (99)	$ (1,991)	$ 3,627
Other comprehensive income (loss) before reclassifications (net of tax)	(4,393)	34	-	(4,359)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(65)	-	84	19
Net current period other comprehensive income (loss)	(4,458)	34	84	(4,340)
Balance as of June 30, 2013	$ 1,259	$ (65)	$ (1,907)	$ (713)

	Six months ended June 30, 2013
	Unrealized gain (loss) on available for sale securities (a)	Unrealized gain (loss) on interest rate swap (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2012	$ 6,754	$ (132)	$ (1,991)	$ 4,631
Other comprehensive income (loss) before reclassifications (net of tax)	(5,301)	67	-	(5,234)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(194)	-	84	(110)
Net current period other comprehensive income (loss)	(5,495)	67	84	(5,344)
Balance as of June 30, 2013	$ 1,259	$ (65)	$ (1,907)	$ (713)
(a) Amounts in parentheses indicate debits

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income for the three and six months ended June 30, 2013:

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the statement where net Income is presented
	Three Months Ended	Six Months Ended
June 30, 2013
Unrealized gains and losses on available for sale securities
	$ 98	$ 294	Investment securities gains, net
	(33)	(100)	Provision for income taxes
	$ 65	$ 194	Net of tax

Defined benefit pension items
	$ (128)	$ (128)	Salaries and employee benefits
	44	44	Provision for income taxes
	$ (84)	$ (84)	Net of tax
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

The following tables present the assets and liabilities reported on the consolidated balance sheet at their fair value on a recurring basis as of June 30, 2013 and December 31, 2012 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	June 30, 2013
	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Securities available for sale:
U.S. Agency securities	$ -	$ 137,880	$ -	$ 137,880
U.S. Treasury securities		11,471		11,471
Obligations of state and
political subdivisions	-	95,177	-	95,177
Corporate obligations	-	20,966	-	20,966
Mortgage-backed securities in
government sponsored entities	-	40,880	-	40,880
Equity securities in financial institutions	1,561	-	-	1,561
Liabilities
Trust Preferred Interest Rate Swap	-	(99)	-	(99)

	December 31, 2012
	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Securities available for sale:
U.S. Agency securities	$ -	$ 127,234	$ -	$ 127,234
U.S. Treasury securities	-	4,947	-	4,947
Obligations of state and
political subdivisions	-	100,875	-	100,875
Corporate obligations	-	22,109	-	22,109
Mortgage-backed securities in
government sponsored entities	-	53,673	-	53,673
Equity securities in financial institutions	1,414	-	-	1,414
Liabilities
Trust Preferred Interest Rate Swap	-	(200)	-	(200)

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

•
Other Real Estate owned – Other real estate owned, which is obtained through the Bank’s foreclosure process is valued utilizing the appraised collateral value. Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria. At the time the foreclosure is completed, the Company obtains an updated external appraisal.

Assets measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012 are included in the table below (in thousands):

	June 30, 2013
	Level 1	Level II	Level III	Total

Impaired Loans	$ -	$ -	$ 10,056	$ 10,056
Other real estate owned	-	-	670	670

	December 31, 2012
	Level 1	Level II	Level III	Total

Impaired Loans	$ -	$ -	$ 9,836	$ 9,836
Other real estate owned	-	-	616	616

The following table provides a listing of the significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques.

Fair value as of
	June 30, 2013	December 31, 2012	Valuation Technique(s)	Unobservable input	Range
Impaired Loans	$ 4,610	$ 4,882	Discounted Cash Flows	Change in discount rates	0-7%

	5,446	4,954	Appraised Collateral Values	Discount for time since appraisal	0-20%
				Selling costs	0%-10%
				Holding period	0 - 18 months

Other real estate owned	670	616	Appraised Collateral Values	Discount for time since appraisal	0-20%
				Selling costs	0%-10%
				Holding period	0 - 18 months

The fair values of the Company’s financial instruments are as follows (in thousands):

	Carrying
June 30, 2013	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$ 11,570	$ 11,570	$ 11,570	$ -	$ -
Available-for-sale securities	307,935	307,935	1,561	306,374	-
Loans held for sale	796	796	796
Net loans	508,747	522,909	-	-	522,909
Bank owned life insurance	14,427	14,427	14,427	-	-
Regulatory stock	3,259	3,259	3,259	-	-
Accrued interest receivable	3,821	3,821	3,821	-	-

Financial liabilities:
Deposits	$ 748,014	$ 750,811	$ 477,983	$ -	$ 272,828
Borrowed funds	33,993	30,965	-	30,965	-
Trust preferred interest rate swap	99	99	-	99	-
Accrued interest payable	964	964	964	-	-

	Carrying
December 31, 2012	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$ 26,333	$ 26,333	$ 26,333	$ -	$ -
Available-for-sale securities	310,252	310,252	1,414	308,838	-
Loans held for sale	1,458	1,458	1,458
Net loans	495,679	522,502	-	-	522,502
Bank owned life insurance	14,177	14,177	14,177	-	-
Regulatory stock	3,565	3,565	3,565	-	-
Accrued interest receivable	3,816	3,816	3,816	-	-

Financial liabilities:
Deposits	$ 737,096	$ 742,422	$ 462,557	$ -	$ 279,865
Borrowed funds	46,126	43,403	-	43,403	-
Trust preferred interest rate swap	200	200	-	200	-
Accrued interest payable	1,143	1,143	1,143	-	-

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

Loans held for sale

The carrying amount for loans held for sale approximates fair value as the loans are only held for less than a week from origination.

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.   The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. For nonpublic entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The expanded disclosures are presented in Note 8.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

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

Introduction

The following is management's discussion and analysis of the financial condition in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for the Company.  Our Company's consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results you may expect for the full year.

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

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in the Company’s financial statements. As of June 30, 2013 and December 31, 2012, the Trust Department had $106.7 and $105.6 million of assets under management, respectively.  The $1.1 million increase is a result of net additions of $840,000 and increases in market value of trust assets.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area.  Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the consolidated financial statements since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $92.0 million at December 31, 2012 to $98.9 million at June 30, 2013. Fee income from the sale of these products is reflected in the Company’s financial statements as a component of non-interest income in the Consolidated Statement of Income.

In addition to the trust and investment services offered, we have created an oil and gas division, which serves as a network of experts to assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management.  In addition to our knowledgeable employees, we have partnered with a professional firm to provide mineral management expertise and services to customers in our market who have been impacted by the Marcellus Shale exploration and drilling activities. Through this relationship, we are able to assist customers with the negotiation of lease payments and royalty percentages, protect their property, resolve leasing issues, account for and ensure the accuracy of royalty checks, distribute revenue to satisfy investment objectives and provide customized reports outlining payment and distribution information.

Results of Operations

Overview of the Income Statement

The Company had net income of $6,567,000 for the first six months of 2013 compared to $7,202,000 for last year’s comparable period, a decrease of $635,000 or 8.8%. Basic earnings per share for the first six months of 2013 were $2.17, compared to $2.35 last year, representing a 7.7% decrease.  Annualized return on assets and return on equity for the six months of 2013 were 1.50% and 14.99%, respectively, compared with 1.63% and 18.25% for last year’s comparable period.

Net income for the three months ended June 30, 2013 was $3,280,000 compared to $3,753,000 in the comparable 2012 period, a decrease of $473,000 or 12.6%. Basic earnings per share for the three months ended June 30, 2013 were $1.08, compared to $1.23 last year, representing a 12.2% decrease. Annualized return on assets and return on equity for the quarter ended June 30, 2013 was 1.49% and 14.77%, respectively, compared with 1.69% and 18.72% for the same 2012 period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the first six months of 2013 was $14,664,000, a decrease of $559,000, or 3.7%, compared to the same period in 2012.  For the first six months of 2013, the provision for loan losses totaled $225,000, an increase of $15,000 over the comparable period in 2012.  Consequently, net interest income after the provision for loan losses was $14,439,000 compared to $15,013,000 during the first six months of 2012.

For the three months ended June 30, 2013, net interest income was $7,351,000 compared to $7,665,000, a decrease of $314,000, or 4.1% over the comparable period in 2012. The provision for loan losses this quarter was $75,000 compared to $105,000 for last year’s second quarter.  Consequently, net interest income after the provision for loan losses was $7,276,000 for the quarter ended June 30, 2013 compared to $7,560,000 in 2012.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the six months and three months ended June 30, 2013 and 2012 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates (1)
	Six Months Ended
	June 30, 2013			June 30, 2012
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	20,030	19	0.19	2,467	6	0.53
Total short-term investments	20,030	19	0.19	2,467	6	0.53
Investment securities:
Taxable	211,226	1,937	1.83	236,403	2,466	2.09
Tax-exempt (3)	91,518	2,595	5.67	94,355	2,839	6.02
Total investment securities	302,744	4,532	2.99	330,758	5,305	3.21
Loans:
Residential mortgage loans	179,547	5,463	6.14	184,664	5,970	6.50
Construction	12,065	304	5.08	9,353	267	5.74
Commercial & agricultural loans	247,749	7,215	5.87	233,403	7,318	6.31
Loans to state & political subdivisions	59,199	1,316	4.48	55,888	1,320	4.75
Other loans	9,917	406	8.26	10,334	434	8.45
Loans, net of discount (2)(3)(4)	508,477	14,704	5.83	493,642	15,309	6.24
Total interest-earning assets	831,251	19,255	4.67	826,867	20,620	5.02
Cash and due from banks	3,673			12,361
Bank premises and equipment	11,452			11,621
Other assets	31,113			30,894
Total non-interest earning assets	46,238			54,876
Total assets	877,489			881,743
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	202,540	381	0.38	200,140	410	0.41
Savings accounts	91,231	76	0.17	82,886	81	0.20
Money market accounts	83,092	192	0.47	69,486	153	0.44
Certificates of deposit	274,431	1,966	1.44	296,759	2,577	1.75
Total interest-bearing deposits	651,294	2,615	0.81	649,271	3,221	1.00
Other borrowed funds	43,350	668	3.11	58,097	806	2.79
Total interest-bearing liabilities	694,644	3,283	0.95	707,368	4,027	1.14
Demand deposits	86,430			85,494
Other liabilities	8,781			9,940
Total non-interest-bearing liabilities	95,211			95,434
Stockholders' equity	87,634			78,941
Total liabilities & stockholders' equity	877,489			881,743
Net interest income		15,972			16,593
Net interest spread (5)			3.72%			3.88%
Net interest income as a percentage
of average interest-earning assets			3.87%			4.04%
Ratio of interest-earning assets
to interest-bearing liabilities			120%			117%

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
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

	Analysis of Average Balances and Interest Rates (1)
	Three Months Ended
	June 30, 2013			June 30, 2012
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	16,897	9	0.21	2,151	1	0.24
Total short-term investments	16,897	9	0.21	2,151	1	0.24
Investment securities:
Taxable	210,996	954	1.81	241,739	1,253	2.08
Tax-exempt (3)	90,873	1,278	5.63	92,864	1,395	6.00
Total investment securities	301,869	2,232	2.96	334,603	2,648	3.17
Loans:
Residential mortgage loans	179,823	2,722	6.07	184,281	2,945	6.43
Construction	12,294	149	4.86	9,934	141	5.71
Commercial & agircultural loans	253,493	3,637	5.75	236,130	3,678	6.26
Loans to state & political subdivisions	59,205	646	4.38	56,302	663	4.74
Other loans	9,812	200	8.18	10,374	216	8.37
Loans, net of discount (2)(3)(4)	514,627	7,354	5.73	497,021	7,643	6.18
Total interest-earning assets	833,393	9,595	4.62	833,775	10,292	4.96
Cash and due from banks	3,791			10,114
Bank premises and equipment	11,412			11,575
Other assets	30,183			30,659
Total non-interest earning assets	45,386			52,348
Total assets	878,779			886,123
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	206,553	197	0.38	202,737	208	0.41
Savings accounts	92,123	36	0.16	84,242	41	0.20
Money market accounts	82,844	95	0.46	70,757	74	0.42
Certificates of deposit	272,794	959	1.41	295,160	1,232	1.68
Total interest-bearing deposits	654,314	1,287	0.79	652,896	1,555	0.96
Other borrowed funds	40,488	310	3.07	57,632	393	2.74
Total interest-bearing liabilities	694,802	1,597	0.92	710,528	1,948	1.10
Demand deposits	86,942			86,373
Other liabilities	8,184			9,035
Total non-interest-bearing liabilities	95,126			95,408
Stockholders' equity	88,851			80,187
Total liabilities & stockholders' equity	878,779			886,123
Net interest income		7,998			8,344
Net interest spread (5)			3.70%			3.86%
Net interest income as a percentage
of average interest-earning assets			3.85%			4.03%
Ratio of interest-earning assets
to interest-bearing liabilities			120%			1.17

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ending June 30, 2013 and 2012(in thousands):

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2013	2012	2013	2012
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$ 1,807	$ 2,174	$ 3,669	$ 4,346
Tax equivalent adjustment	434	475	882	965
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$ 2,241	$ 2,649	$ 4,551	$ 5,311

Interest and fees on loans (non-tax adjusted)	$ 7,141	$ 7,439	$ 14,278	$ 14,904
Tax equivalent adjustment	213	204	426	405
Interest and fees on loans (tax equivalent basis)	$ 7,354	$ 7,643	$ 14,704	$ 15,309

Total interest income	$ 8,948	$ 9,613	$ 17,947	$ 19,250
Total interest expense	1,597	1,948	3,283	4,027
Net interest income	7,351	7,665	14,664	15,223
Total tax equivalent adjustment	647	679	1,308	1,370
Net interest income (tax equivalent basis)	$ 7,998	$ 8,344	$ 15,972	$ 16,593

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended June 30, 2013 vs. 2012 (1)			Six months ended June 30, 2013 vs. 2012 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ 8	$ -	$ 8	$ 14	$ (1)	$ 13
Investment securities:
Taxable	(149)	(150)	(299)	(248)	(281)	(529)
Tax-exempt	(33)	(84)	(117)	(84)	(160)	(244)
Total investments	(182)	(234)	(416)	(332)	(441)	(773)
Loans:
Residential mortgage loans	(67)	(156)	(223)	(179)	(328)	(507)
Construction	31	(23)	8	62	(25)	37
Commercial & farm loans	271	(312)	(41)	696	(799)	(103)
Loans to state & political subdivisions	35	(52)	(17)	72	(76)	(4)
Other loans	(11)	(5)	(16)	(18)	(10)	(28)
Total loans, net of discount	259	(548)	(289)	633	(1,238)	(605)
Total Interest Income	85	(782)	(697)	315	(1,680)	(1,365)
Interest Expense:
Interest-bearing deposits:
NOW accounts	4	(15)	(11)	4	(33)	(29)
Savings accounts	4	(9)	(5)	10	(15)	(5)
Money Market accounts	16	5	21	31	8	39
Certificates of deposit	(104)	(169)	(273)	(190)	(421)	(611)
Total interest-bearing deposits	(80)	(188)	(268)	(145)	(461)	(606)
Other borrowed funds	(126)	43	(83)	(248)	110	(138)
Total interest expense	(206)	(145)	(351)	(393)	(351)	(744)
Net interest income	$ 291	$ (637)	$ (346)	$ 708	$ (1,329)	$ (621)

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income decreased from $16,593,000 for the 2012 six month period to $15,972,000 in the 2013 six month period, a decrease of $621,000. The tax equivalent net interest margin decreased from 4.04% for the first six months of 2012 to 3.87% in 2013.

Total tax equivalent interest income for the 2013 six month period decreased $1,365,000 as compared to the 2012 six month period. This decrease was primarily a result of a decrease of $1,680,000 due to a change in rate, as the yield on interest earning assets decreased from 5.02% to 4.67% or 35 basis points for the comparable periods. This decrease was offset by an increase of $315,000 as a result of an increase in the average balance of interest earning assets of $4.4 million for the comparable periods. While the Bank has been able to add interest earning assets, the new assets are priced at lower rates than assets that have matured due to the prolonged low interest rate environment. Additionally, assets repriced at lower rates during the current year.

Tax equivalent investment income for the six months ended June 30, 2013 decreased $773,000 over the same period last year.  The average balance of total investment securities for the six months ended June 30, 2013 decreased by $28.0 million from June 30, 2012, as a result of a leveraging strategy implemented in the first part of 2012 whereby we purchased additional securities at higher interest rates than the overnight borrowings rate.

•
The average balance of taxable securities decreased by $25.2 million while tax-exempt securities decreased by $2.8 million, which had the effect of decreasing interest income by $248,000 and $84,000, respectively, due to volume.

•
The yield on investment securities decreased 22 basis points from 3.21% to 2.99%, which corresponds to a decrease in interest income of $441,000. The majority of this decrease is attributable to the change in yield on taxable securities, which experienced a decrease of 26 basis points from 2.09% to 1.83%. The yield on investments declined due to the amount of purchases we made in the current low interest rate environment. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

The purchase of tax-exempt securities, along with municipal loans and investment tax credits, allows us to manage our effective tax rate as well as the overall yield on our interest earning assets.

Total loan interest income decreased $605,000 for the six months ended June 30, 2013 compared to the same period last year.

•
The average balance of commercial and agricultural loans increased $14.3 million from a year ago as we continue to emphasize and strive for growth in this segment of the loan portfolio utilizing disciplined underwriting standards. This had a positive impact of $696,000 on total interest income due to volume, which was offset by a decrease of $799,000 due to rate, as the yield earned decreased from 6.31% to 5.87% due to the decreasing rate environment and increased competition.

•
Interest income on residential mortgage loans decreased $507,000 of which $328,000 was due to rate and $179,000 was due to decreased volume. The average balance decreased $5.1 million due to the significant refinancing of qualifying mortgages that were sold on the secondary market in the last three quarters of 2012 and the first quarter of 2013. The loans were sold to minimize future interest rate risk, while also being able to recognize a gain on the sale.

Total interest expense decreased $744,000 for the six months ended June 30, 2013 compared with last year. This decrease is primarily due to changes in the certificate of deposit portfolio as the associated interest expense decreased $611,000. The average interest rate on interest-bearing liabilities decreased 19 basis points, from 1.14% to .95%. The continued low interest rate environment prompted by the Federal Reserve and current economic conditions had the effect of decreasing our short-term borrowing costs as well as rates on all deposit products. While the Company’s rates on deposit products are below historical averages they are competitive with rates paid by other institutions in the marketplace. (see also “Financial Condition – Deposits”).

•
Interest expense on certificates of deposits decreased $611,000 over the same period last year. There was a decrease in the average rate on certificates of deposit from 1.75% to 1.44% resulting in a decrease in interest expense of $421,000. Additionally, the average balance of certificates of deposit decreased $22.3 million causing a decrease in interest expense of $190,000.

•
Interest expense on other borrowed funds decreased $138,000 over the same period last year. The average balance of other borrowed funds decreased $14.7 million causing a decrease in interest expense of $248,000. This decrease was offset by an increase the average rate on other borrowed funds of 32 basis points resulting in an increase in interest expense of $110,000. The increase in rate on the other borrowed funds is a result of the leveraging strategy utilized in 2012 that resulted in a significant amount of overnight borrowings with a cost of 25 basis points.

Tax equivalent net interest income for the three months ended June 30, 2013 was $7,998,000 which compares to $8,344,000 for the same period last year.  This represents a decrease of $346,000 or 4.1%.

Total tax equivalent interest income was $9,595,000 for the 2013 three month period ended June 30, 2013, compared with $10,292,000 for the comparable period last year, a decrease of $697,000. Of this amount, $782,000 was a result of a decrease of 34 basis points on our yield on interest earning assets from 4.96% to 4.62%:

•
Total investment income decreased by $416,000 compared to same period last year.  This was due to a $32.7 million decrease in the average balance of investment securities, which resulted in a decrease in income of $182,000, and a 21 point decrease in rate on investments from 3.17% to 2.96%, which equates to $234,000.

•
Total loan interest income decreased $289,000 compared to last year. This was predominantly due to a decrease in rate of 45 points from 6.18% to 5.73% offset by a change in volume as a result of a $17.6 million increase in average loans outstanding.

Total interest expense decreased $351,000 for the three months ended June 30, 2013 compared with last year as a result of a decrease in the average rate on interest-bearing liabilities of 18 basis points from 1.10% to 0.92% accounting for a $145,000 decrease in interest expense. Additionally, due to a $22.4 million decrease in the average balance of certificates of deposit, there was a $104,000 decrease in interest expense. The average balances of other borrowed funds decreased $17.1 million for the 2013 period compared to 2012, which accounted for an additional decrease in interest expense of $126,000.

Provision for Loan Losses

For the six month period ending June 30, 2013, we recorded a provision for loan losses of $225,000, which represents an increase of $15,000 from the $210,000 provision recorded in the corresponding six months of last year. The provision was higher in 2013 than 2012 due to the increase in the size of the loan portfolio. (see “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

For the three months ending June 30, 2013, we recorded a provision of $75,000 compared to $105,000 in 2012.

Non-interest Income

The following table shows the breakdown of non-interest income for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Six months ended June 30,		Change
	2013	2012	Amount	%
Service charges	$ 2,103	$ 2,207	$ (104)	(4.7)
Trust	370	324	46	14.2
Brokerage and insurance	213	225	(12)	(5.3)
Gains on loans sold	161	185	(24)	(13.0)
Investment securities gains, net	294	321	(27)	(8.4)
Earnings on bank owned life insurance	250	250	-	-
Other	204	233	(29)	(12.4)
Total	$ 3,595	$ 3,745	$ (150)	(4.0)

	Three months ended June 30,		Change
	2013	2012	Amount	%
Service charges	$ 1,079	$ 1,129	$ (50)	(4.4)
Trust	169	151	18	11.9
Brokerage and insurance	121	75	46	61.3
Gains on loans sold	50	131	(81)	(61.8)
Investment securities gains, net	98	213	(115)	(54.0)
Earnings on bank owned life insurance	126	126	-	-
Other	100	104	(4)	(3.8)
Total	$ 1,743	$ 1,929	$ (186)	(9.6)

Non-interest income for the six months ended June 30, 2013 totaled $3,595,000, a decrease of $150,000 when compared to the same period in 2012. During the first six months of 2013, investment security gains amounted to $294,000 compared to gains of $321,000 last year. During 2013, we sold eight mortgage backed securities that were repaying quickly for a net gain of $104,000, four municipal securities for gains totaling $87,000, four agency securities for gains totaling $46,000 that were maturing later in 2013, portions of two financial institution equity holdings for gains totaling $55,000 and a corporate obligation for a gain of $2,000 due to favorable market conditions. In 2012, we sold four agency securities for gains totaling $50,000, U.S. treasuries for a gain of $95,000, four mortgage backed securities in government sponsored entities for gains totaling $118,000, and a portion of a financial institution equity holding for a gain of $58,000.

For the first six months of 2013, account service charges totaled $2,103,000, a decrease of $104,000 or 4.7%, when compared to the same period in 2012. There was a decrease of $44,000 attributable to customers’ usage of their debit cards which was a result of timing and fewer business days in the revenue cycle in 2013 than 2012. Additionally, the implementation of certain regulations issued as part of the Durbin amendment has resulted in lower revenue for the Bank. ATM income decreased $32,000 as a result of the slowdown in the development of the Marcellus Shale natural gas exploration activities, which has resulted in fewer workers being transferred to the area who utilize the Bank’s ATMs. Finally, there was an $11,000 decrease attributable to fees charged to customers for non-sufficient funds. Management continues to monitor regulatory changes associated with the Dodd-Frank Act to determine the level of impact that these regulations will have on the fees that the Company realizes.

The increase in trust revenues of $46,000 from the prior year is primarily attributable to the increase in assets under management. Gains on loans sold decreased $24,000 for the six months ended June 30, 2013 to $161,000. The decrease is due to the slowdown in refinancing activity in 2013.

For the three month period ended June 30, 2013, the decreases experienced in service charges and gains on loans sold are consistent with the year to date decreases described above. The increase in brokerage revenue in the second quarter is attributable to the significant volatility in the stock market 2012, which resulted in lower sales in that period.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Six months ended
	June 30,		Change
	2013	2012	Amount	%
Salaries and employee benefits	$ 5,600	$ 5,421	$ 179	3.3
Occupancy	654	624	30	4.8
Furniture and equipment	215	202	13	6.4
Professional fees	417	492	(75)	(15.2)
FDIC insurance	225	238	(13)	(5.5)
Pennsylvania shares tax	365	326	39	12.0
ORE expenses	74	(31)	105	(338.7)
Other	2,104	2,121	(17)	(0.8)
Total	$ 9,654	$ 9,393	$ 261	2.8

	Three months ended
	June 30,		Change
	2013	2012	Amount	%
Salaries and employee benefits	$ 2,795	$ 2,668	$ 127	4.8
Occupancy	312	314	(2)	(0.6)
Furniture and equipment	113	96	17	17.7
Professional fees	188	224	(36)	(16.1)
FDIC insurance	113	115	(2)	(1.7)
Pennsylvania shares tax	182	160	22	13.8
ORE expenses	31	(88)	119	(135.2)
Other	1,098	1,076	22	2.0
Total	$ 4,832	$ 4,565	$ 267	5.8

Non-interest expenses increased $261,000 for the six months ended June 30, 2013 compared to the same period in 2012. Salaries and employee benefits increased $179,000 or 3.3%. Merit increases effective the beginning of 2013 and an increase in full time equivalent employees as part of implementing the Bank’s strategic plan accounted for an increase in non-interest expenses of approximately $195,000.

The increase in ORE expenses is a result of selling several properties in 2012 for gains of $103,000 compared to no sales in 2013. Professional fees decreased by $75,000 primarily due to the Bank’s charter conversion from a national bank to a Pennsylvania chartered bank and trust company that was completed in 2012.

For the three months ended, June 30, 2013, salaries and employee benefits increased by $127,000 due to the reasons described above, which include merit increases and increased headcount. ORE expenses increased by $119,000 as a result of selling properties for a gain of $92,000 in the 2012 period compared to no sales in 2013.

Provision for Income Taxes

The provision for income taxes was $1,813,000 for the six month period ended June 30, 2013 compared to $2,163,000 for the same period in 2012.  The decrease is primarily attributable to a decrease in income before provision for income taxes of $985,000. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 21.6% and 23.1% for the first six months of 2013 and 2012, respectively, compared to the statutory rate of 34%.

For the three-months ended June 30, 2013, the provision for income taxes was $907,000 compared to $1,171,000 for the same period in 2012. The decrease is primarily attributable to a decrease in income before provision for income taxes of $737,000. Our effective tax rate was 21.7% and 23.8% for the three months ended June 30, 2013 and 2012, respectively, compared to the statutory rate of 34%.

We have invested in four limited partnership agreements that established low-income housing projects in our market areas. We anticipate recognizing an aggregate of $1.5 million of tax credits over the next ten years, with an additional $99,000 to be recognized during 2013.

Financial Condition

Total assets were $879.1 million at June 30, 2013, a decrease of $3.3 million, or 0.4% from $882.4 million at December 31, 2012.  Cash decreased $14.7 million or 56.1% to $11.6 million. Investment securities decreased to $307.9 million and net loans increased 2.6% to $508.7 million at June 30, 2013.  Total deposits increased $10.9 million to $748.1 million since year-end 2012, while borrowed funds decreased $12.1 million to $34.0 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $11.6 million at June 30, 2013 compared to $26.3 million at December 31, 2012, a decrease of $14.7 million. The decrease in cash is primarily a result of an increase in net loans of $13.1 million, which is discussed in more detail below. Management actively measures and evaluates its liquidity through our Asset–Liability Committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the composition of the investment portfolio as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
Available-for-sale:
U.S. agency securities	$ 137,880	44.8	$ 127,234	41.0
U.S. treasury securities	11,471	3.7	4,947	1.6
Obligations of state and
political subdivisions	95,177	30.9	100,875	32.5
Corporate obligations	20,966	6.8	22,109	7.1
Mortgage-backed securities in
government sponsored entities	40,880	13.3	53,673	17.3
Equity securities in financial
institutions	1,561	0.5	1,414	0.5
Total	$ 307,935	100.0	$ 310,252	100.0

	June 30, 2013/
	December 31, 2012
	Change
(dollars in thousands)	Amount	%
Available-for-sale:
U.S. agency securities	$ 10,646	8.4
U.S. treasury securities	6,524	131.9
Obligations of state and
political subdivisions	(5,698)	(5.6)
Corporate obligations	(1,143)	(5.2)
Mortgage-backed securities in
government sponsored entities	(12,793)	(23.8)
Equity securities in financial
institutions	147	10.4
Total	$ (2,317)	(0.7)

Our investment portfolio decreased by $2.3 million, or 0.7%, from December 31, 2012 to June 30, 2013.  During 2013, we purchased approximately $54.6 million of U.S. agency obligations, $6.9 million of U.S. treasury securities, $7.0 million of state and local obligations, $1.7 million of corporate obligations and $2.2 million of mortgage backed securities, which helped offset the $8.3 million of principal repayments and $41.4 million of calls and maturities that occurred during the six month period. We also sold $15.8 million of various securities at a gain of $294,000. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the six month period ending June 30, 2013 yielded 2.99% compared to 3.21% for the same period in 2012 on a tax equivalent basis.

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

Loans

The following table shows the composition of the loan portfolio as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30,		December 31,
	2013		2012
	Amount	%	Amount	%
Real estate:
Residential	$ 180,782	35.1	$ 178,080	35.4
Commercial	178,480	34.6	176,710	35.2
Agricultural	19,647	3.8	18,015	3.6
Construction	13,455	2.6	12,011	2.4
Consumer	10,062	2.0	10,559	2.1
Commercial and other loans	54,073	10.5	47,880	9.5
State & political subdivision loans	59,237	11.4	59,208	11.8
Total loans	515,736	100.0	502,463	100.0
Less allowance for loan losses	6,989		6,784
Net loans	$ 508,747		$ 495,679

	June 30, 2013/
	December 31, 2012
	Change
	Amount	%
Real estate:
Residential	$ 2,702	1.5
Commercial	1,771	1.0
Agricultural	1,631	9.1
Construction	1,444	12.0
Consumer	(497)	(4.7)
Commercial and other loans	6,193	12.9
State & political subdivision loans	29	0.0
Total loans	$ 13,273	2.6

The Company’s lending is focused in the north central Pennsylvania market and the southern tier of New York.  The composition of our loan portfolio consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally owned small businesses.  New loans are primarily direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants and existing customers and the efforts and expertise of our business development officers and the opening of loan production offices.

Total loans increased approximately $13.3 million or 2.6% during the first six months of 2013. As can be seen in the table above, all loan categories with the exception of consumer loans have experienced increases since December 31, 2012.

The Company is currently focused on growing commercial real estate, commercial and agricultural and state and political subdivision loans as a means to increase loan growth and obtain deposits from farmers, small businesses and municipalities throughout our market area.  As part of this strategy, the Bank has opened two loan production offices, which resulted in additional loan growth in the first half of 2013. As a community bank, we strive to meet the unique needs and provide solutions to customers within our service area.  Commercial real estate and other commercial loan demand are subject to significant competitive pressures, the yield curve, the strength of the overall regional and national economy and the local economy. The local economy is impacted significantly by the Marcellus Shale gas exploration activities, which are impacted by regulations and changes in the market price of natural gas. Due to the low price for natural gas throughout 2012, and the first part of 2013, exploration activities have been curtailed in comparison to 2011. Additionally, we work closely with local municipalities and school districts to meet their needs that otherwise would be provided by the municipal bond market.

During the first six months of 2013, residential real estate loans increased $2.7 million. Loan demand for conforming mortgages, which the Company typically sells on the secondary market, remained strong for the first six months of 2013. During the first six months of 2013, $12.6 million of loans were sold on the secondary market, which compares to $14.2 million for the comparable period in 2012. In addition, due to the decline in demand for non-conforming mortgages and the difficult investment environment, the Company decided during the first part of 2013 that certain 15 year mortgage loans that met secondary market standards would not be sold on the secondary market, but would instead be held as part of the Bank’s residential real estate portfolio. During the first six months of 2013, the Company decided not to sell $4.3 million of residential mortgages that meet secondary market standards. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income in the Consolidated Statement of Income.  Management continues to look for ways to ensure that our customers choose the Company for their mortgage needs. This includes partnering with a third party to provide access to government supported loan programs sponsored by the Federal Housing Administration and the U.S. Department of Veteran Affairs and to implement technologies that improve customer service, by making it easier and more efficient for customers to obtain a mortgage.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the six months ended June 30, 2013 and for the years ended December 31, 2012, 2011, 2010 and 2009 (dollars in thousands):

	June 30,	December 31,
	2013	2012	2011	2010	2009
Balance
at beginning of period	$ 6,784	$ 6,487	$ 5,915	$ 4,888	$ 4,378
Charge-offs:
Real estate:
Residential	(13)	(95)	(101)	(147)	(76)
Commercial	-	(2)	(29)	(53)	(236)
Agricultural	-	-	-	-	(1)
Consumer	(30)	(54)	(71)	(35)	(80)
Commercial and other loans	-	(21)	(6)	(173)	(153)
Total loans charged-off	(43)	(172)	(207)	(408)	(546)
Recoveries:
Real estate:
Residential	2	-	-	4	1
Commercial	-	9	15	11	1
Agricultural	-	-	-	-	-
Consumer	21	33	57	45	52
Commercial and other loans	-	7	32	120	77
Total loans recovered	23	49	104	180	131

Net loans charged-off	(20)	(123)	(103)	(228)	(415)
Provision charged to expense	225	420	675	1,255	925
Balance at end of year	$ 6,989	$ 6,784	$ 6,487	$ 5,915	$ 4,888

Loans outstanding at end of period	$ 515,736	$ 502,463	$ 487,509	$ 473,517	$ 456,384
Average loans outstanding, net	$ 508,477	$ 496,822	$ 474,972	$ 468,620	$ 442,921
Non-performing assets:
Non-accruing loans	$ 8,206	$ 8,067	$ 9,165	$ 11,853	$ 5,871
Accrual loans - 90 days or more past due	253	506	275	692	884
Total non-performing loans	$ 8,459	$ 8,573	$ 9,440	$ 12,545	$ 6,755
Foreclosed assets held for sale	670	616	860	693	302
Total non-performing assets	$ 9,129	$ 9,189	$ 10,300	$ 13,238	$ 7,057

Annualized net charge-offs to average loans	0.01%	0.02%	0.02%	0.05%	0.09%
Allowance to total loans	1.36%	1.35%	1.33%	1.25%	1.07%
Allowance to total non-performing loans	82.62%	79.13%	68.72%	47.15%	72.36%
Non-performing loans as a percent of loans
net of unearned income	1.64%	1.71%	1.94%	2.65%	1.48%
Non-performing assets as a percent of loans
net of unearned income	1.77%	1.83%	2.11%	2.80%	1.55%

Management believes it uses the best information available when estimating the allowance for loan losses and that the allowance for loan losses is adequate as of June 30, 2013.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, continued high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The balance in the allowance for loan losses was $6,989,000 or 1.36% of total loans as of June 30, 2013 as compared to $6,784,000 or 1.35% of loans as of December 31, 2012.  The $205,000 increase is a result of a $225,000 provision for the first six months less net charge-offs of $20,000.  Gross charge-offs for the first six months of 2012 were $75,000. Gross charge-offs for all of 2012 were $172,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of June 30, 2013 and December 31, 2012, 2011, 2010 and 2009:

	June 30		December 31
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$ 934	35.1	$ 875	35.4	$ 805	37.7	$ 969	39.1	$ 801	42.7
Commercial, agricultural	4,240	38.4	4,437	38.8	4,132	37.9	3,380	36.2	2,864	33.6
Construction	91	2.6	38	2.4	15	1.7	22	2.1	20	1.2
Consumer	114	2.0	119	2.1	111	2.2	108	2.4	131	2.6
Commercial and other loans	957	10.5	728	9.5	674	9.1	983	10.0	918	9.7
State & political subdivision loans	310	11.4	271	11.8	235	11.4	137	10.1	93	10.1
Unallocated	343	N/A	316	N/A	515	N/A	316	N/A	61	N/A
Total allowance for loan losses	$ 6,989	100.0	$ 6,784	100.0	$ 6,487	100.0	$ 5,915	100.0	$ 4,888	100.0

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate total 38.4% of the loan portfolio, 60.7% of the allowance is assigned to this segment of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions.

The following table identifies amounts of loans contractually past due 30 to 89 days and non-performing loans by loan category, as well as the change from December 31, 2012 to June 30, 2013 in non-performing loans(dollars in thousands). Non-performing loans include those loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	June 30, 2013				December 31, 2012
		Non-Performing Loans				Non-Performing Loans
	30 - 90 Days	90 Days Past	Non-	Total Non-	30 - 90 Days	90 Days Past	Non-	Total Non-
	Past Due	Due Accruing	accrual	Performing	Past Due	Due Accruing	accrual	Performing
Real estate:
Residential	$ 1,152	$ 101	$ 609	$ 710	$ 1,108	$ 332	$ 663	$ 995
Commercial	60	137	7,241	7,378	597	152	7,042	7,194
Agricultural	-	-	-	-	54	-	-	-
Construction	-	-	-	-	-	-	-	-
Consumer	59	-	-	-	87	4	-	4
Commercial and other loans	915	15	356	371	932	18	362	380
Total nonperforming loans	$ 2,186	$ 253	$ 8,206	$ 8,459	$ 2,778	$ 506	$ 8,067	$ 8,573

	Change in Non-Performing Loans
	June 30, 2013 /December 31, 2012
	Amount	%
Real estate:
Residential	$ (285)	(28.6)
Commercial	184	2.6
Agricultural	-	N/A
Construction	-	N/A
Consumer	(4)	(100.0)
Commercial and other loans	(9)	(2.4)
Total nonperforming loans	$ (114)	(1.3)

For the six month period ending June 30, 2013, we recorded a provision for loan losses of $225,000, which compares to $210,000 for the same time period in 2012.  The increase is attributable to the increased size of the loan portfolio and an increase in the local unemployment rate in the Bank’s primary market. Non-performing loans decreased $114,000 or 1.3%, from December 31, 2012 to June 30, 2013. Approximately 82.7% of the Bank’s non-performing loans are associated with the following four customer relationships:

•
A commercial customer with a total loan relationship of $4.3 million secured by 164 residential properties was considered non-accrual as of June 30, 2013. In the first quarter of 2011, the Company and borrower entered into a forbearance agreement to restructure the debt. As a result of all loan payments being made on the loans through June 30, 2013, there is no specific reserve allocation as of June 30, 2013 and the loan continues to pay in accordance with the restructured agreement. During the first six months of 2013, the Bank updated a sample of appraised values of the collateral associated with this relationship and performed other reviews to ensure that there was not a significant change in the collateral values. This review did not identify any significant changes in the collateral and as a result, the Bank believes that the loan is well collateralized. In July of 2013, the customer filed for bankruptcy under Chapter 11. We are evaluating what if any impact this will have on the collateral and on the loan payments.

•
A commercial customer with a relationship of approximately $969,000 was considered non-accrual as of June 30, 2013. $669,000 of the relationship is subject to USDA guarantees. The current economic conditions related to the timber industry have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and guarantees and determined that a specific reserve allocation of $113,000 was required as of June 30, 2013 based on the appraised value of collateral.

•
A commercial customer with a relationship of approximately $936,000 secured by real estate was considered non-accrual as of June 30, 2013. The current economic conditions have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and determined that a specific reserve allocation of $221,000 was required as of June 30, 2013 based on the appraised value of collateral.

•
A commercial customer with a relationship of approximately $585,000 secured by real estate was considered non-accrual as of June 30, 2013. The slow down in the exploration for natural gas has significantly impacted the cash flows of the customer. Management reviewed the collateral and determined that a specific reserve allocation of $64,000 was required as of June 30, 2013 based on the appraised value of collateral.

Management of the Bank believes that the allowance for loan losses is adequate, which is based on the following factors:

•	While non-performing loans are still higher than the Company’s historical levels, 52.7% of this balance is associated with one customer, whose debt is current through June 30, 2013.
•	Net and gross charge-offs continue to be low in relation to the size of the Bank’s loan portfolio and compared to our peer group.
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

Bank Owned Life Insurance

The Company purchased bank owned life insurance to offset future employee benefit costs.  As of June 30, 2013, the cash surrender value of this life insurance is $14,427,000, which has resulted in income recognized in the first six months ended June 30, 2013 of $250,000, which is the same as the comparable period in 2012. The use of life insurance policies provides the Bank with an asset that will generate earnings to partially offset the current costs of benefits and eventually (at the death of the individuals) provides partial recovery of cash outflows associated with the benefits.

Premises and Equipment

Premises and equipment decreased from $11.5 million at December 31, 2012 to $11.4 million at June 30, 2013. This occurred primarily as a result of depreciation for 2013 of $307,000 offset by purchases totaling approximately $203,000.

Deposits

The following table shows the composition of deposits as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	June 30,		December 31,
	2013		2012
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 86,852	11.6	$ 89,494	12.1
NOW accounts	214,783	28.7	201,804	27.4
Savings deposits	92,747	12.4	87,836	11.9
Money market deposit accounts	83,638	11.2	83,423	11.3
Certificates of deposit	269,994	36.1	274,539	37.3
Total	$ 748,014	100.0	$ 737,096	100.0

	June 30, 2013/
	December 31, 2012
	Change
	Amount	%
Non-interest-bearing deposits	$ (2,642)	(3.0)
NOW accounts	12,979	6.4
Savings deposits	4,911	5.6
Money market deposit accounts	215	0.3
Certificates of deposit	(4,545)	(1.7)
Total	$ 10,918	1.5

Deposits increased $10.9 million since December 31, 2012. The biggest increase was in NOW accounts, with the majority related to state and political organizations, which received additional impact fee funds associated with the exploration for natural gas in the Marcellus Shale. These funds are collected by the State of Pennsylvania and subsequently disbursed to other political organizations twice a year. Additionally, we believe that our historical financial performance, reputation as a strong, local community bank, acquisitions of local competitors from institutions outside of our general market area and our focus on developing relationships with the local municipalities has positioned the Company as a leading financial institution within our service area with the ability to meet our customers’ needs and expectations.

Similar to the prior year, as CD’s mature, customers are converting the balances to other interest bearing deposits at the bank, including NOW accounts, savings accounts and money market accounts. The Bank currently does not have any outstanding brokered certificates of deposit.

Borrowed Funds

Borrowed funds decreased $12.1 million during the first six months of 2013. The majority of this decrease was the result of repaying $10.8 million of maturing terms notes from the FHLB, with the remaining decrease the result of declines in balances outstanding under repurchase agreements. The Bank’s current strategy for borrowings is to consider replacing any maturities with five to ten year term borrowings due to the current interest rate environment, while considering loan and investment opportunities and the Bank’s current liquidity position. As a result of its liquidity position through the first six months of 2013, the Company did not replace any matured long-term borrowings. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

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

In December, 2008, the Company entered into an interest rate swap agreement to convert the above mentioned floating-rate debt to fixed rate debt on a notional amount of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreement was entered into on December 17, 2008 and expires December 17, 2013.  The fair value of the interest rate swap at June 30, 2013 was a liability of $99,000 and is included within other liabilities on the Consolidated Balance Sheet.

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

Total stockholders’ equity was $88.9 million at June 30, 2013 compared to $89.5 million at December 31, 2012, a decrease of $593,000 or 0.7%.  Excluding accumulated other comprehensive income (loss) , stockholder’s equity increased $4.8 million, or 5.6%. The Company purchased 4,753 shares of treasury stock at a weighted average cost of $48.00 per share, of which 723 shares were reissued in 2013, and purchased 3,027 shares that were awarded as part of the restricted stock plan at a weighted average cost of $48.21. In the first six months of 2013, the Company had net income of $6.6 million and paid dividends of $1.7 million, representing a cash dividend payout ratio of 25.5%. Not included in the dividends above, the Board of Directors accelerated the normal first quarter dividend of 2013 into 2012 due to the significant issues in Washington regarding the very complex fiscal cliff tax issues at the end of 2012 and its intent was to benefit shareholders that may have been affected by the potential tax increase on dividends during 2013. The accelerated dividend totaled $1,101,000. We also issued a five percent stock dividend to the Company’s shareholders, which had a market value of $7.2 million at its issuance.

All of the Company’s investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments.  Accumulated other comprehensive income (loss) decreased $5.3 million from December 31, 2012 as a result of market value fluctuations in the Bank’s available for sale investment portfolio.

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

	June 30,		December 31,
	2013		2012
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$ 96,099	17.95%	$ 90,889	17.50%
For capital adequacy purposes	42,820	8.00%	41,546	8.00%
To be well capitalized	53,525	10.00%	51,932	10.00%

Tier I capital (to risk-weighted assets)
Company	$ 89,075	16.64%	$ 84,166	16.21%
For capital adequacy purposes	21,410	4.00%	20,773	4.00%
To be well capitalized	32,115	6.00%	31,159	6.00%

Tier I capital (to average assets)
Company	$ 89,075	10.18%	$ 84,166	9.70%
For capital adequacy purposes	34,989	4.00%	34,692	4.00%
To be well capitalized	43,737	5.00%	43,366	5.00%

The Bank’s computed risk-based capital ratios are as follows (dollars in thousands):

	June 30,		December 31,
	2013		2012
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$ 92,592	17.35%	$ 87,215	16.84%
For capital adequacy purposes	42,682	8.00%	41,425	8.00%
To be well capitalized	53,353	10.00%	51,781	10.00%

Tier I capital (to risk-weighted assets)
Bank	$ 85,781	16.08%	$ 80,702	15.59%
For capital adequacy purposes	21,341	4.00%	20,713	4.00%
To be well capitalized	32,012	6.00%	31,069	6.00%

Tier I capital (to average assets)
Bank	$ 85,781	9.82%	$ 80,702	9.32%
For capital adequacy purposes	34,924	4.00%	34,634	4.00%
To be well capitalized	43,655	5.00%	43,293	5.00%

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2013 (in thousands):

Commitments to extend credit	$92,710
Standby letters of credit	3,160
$95,870

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for personal. Overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at June 30, 2013 was $12,584,000.  The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other significant uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures, during the first six months of 2013 were $203,000, compared to $117,000 during the same time period in 2012.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short-term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $232.2 million, of which $19.2 million was outstanding at June 30, 2013. Additionally, we have a Federal funds line totaling $10.0 million from a third party bank at market rates.  This line is not drawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $13.8 million, which also is not drawn upon as of June 30, 2013. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At June 30, 2013, Citizens Financial Services, Inc. had liquid assets of $2.4 million.

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

We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure.  Various analyses performed in the second quarter of 2013 ranging from a decrease in interest rates of 100 basis points to an increase in interest rates of 500 basis points result in variances over the next twelve to twenty four months that are within policy limits set by the Company’s Board of Directors.

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

b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. At June 30, 2013 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

4/1/13 to 4/31/13	-	$0.00	-	114,821
5/1/13 to 5/31/13	-	$0.00	-	114,821
6/1/13 to 6/30/13	-	$0.00	-	114,821
Total	-	$0.00	-	114,821

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

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 - Other Information

None

Item 6 - Exhibits

(a)  The following documents are filed as a part of this report:

3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended (1)
3.2	Bylaws of Citizens Financial Services, Inc.(2)
4.1	Form of Common Stock Certificate.(3)
10.1	*First Citizens Community Bank Annual Incentive Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101 **
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Cash Flows (unaudited) and (v) related notes (unaudited).

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

Citizens Financial Services, Inc. (Registrant)

August 8, 2013	By:	/s/ Randall E. Black
Randall E. Black
President and Chief Executive Officer (Principal Executive Officer)

August 8, 2013	By:	/s/ Mickey L. Jones
Mickey L. Jones
Chief Financial Officer (Principal Accounting Officer)