Form 10-Q
period 2013-09-30
CITIZENS FINANCIAL SERVICES INC
filed 2013-11-07
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
Or

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

The number of outstanding shares of the Registrant’s Common Stock, as of October 29, 2013, was 3,019,354.

Citizens Financial Services, Inc.
Form 10-Q

INDEX

		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheet as of September 30, 2013 and December 31, 2012	1
	Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2013 and 2012	2
	Consolidated Statement of Comprehensive Income for the Three and Nine Months ended September 30, 2013 and 2012	3
	Consolidated Statement of Cash Flows for the Nine Months ended September 30, 2013 and 2012	4
	Notes to Consolidated Financial Statements	5-27
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-49
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49-50
Item 4.	Controls and Procedures	50

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50-51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Mine Safety Disclosures	51
Item 5.	Other Information	51
Item 6.	Exhibits	51-52
	Signatures	53

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30	December 31
(in thousands except share data)	2013	2012
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 10,956	$ 12,307
Interest-bearing	2,800	14,026
Total cash and cash equivalents	13,756	26,333
Interest bearing time deposits with other banks	2,480	-
Available-for-sale securities	318,452	310,252
Loans held for sale	260	1,458

Loans (net of allowance for loan losses:
2013, $7,070 and 2012, $6,784)	515,262	495,679

Premises and equipment	11,259	11,521
Accrued interest receivable	3,815	3,816
Goodwill	10,256	10,256
Bank owned life insurance	14,554	14,177
Other assets	9,302	8,935

TOTAL ASSETS	$ 899,396	$ 882,427

LIABILITIES:
Deposits:
Noninterest-bearing	$ 89,716	$ 89,494
Interest-bearing	668,940	647,602
Total deposits	758,656	737,096
Borrowed funds	43,163	46,126
Accrued interest payable	971	1,143
Other liabilities	6,226	8,587
TOTAL LIABILITIES	809,016	792,952
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares September 30, 2013 and December 31, 2012;
none issued in 2013 or 2012	-	-
Common stock
$1.00 par value; authorized 15,000,000 shares; issued 3,305,517 at September 30, 2013 and
3,161,324 at December 31, 2012	3,306	3,161
Additional paid-in capital	23,545	16,468
Retained earnings	72,190	71,813
Accumulated other comprehensive (loss) income	(816)	4,631
Treasury stock, at cost: 289,040 shares at September 30, 2013
and 262,921 shares at December 31, 2012	(7,845)	(6,598)
TOTAL STOCKHOLDERS' EQUITY	90,380	89,475
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 899,396	$ 882,427

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30		September 30,
(in thousands, except per share data)	2013	2012	2013	2012
INTEREST INCOME:
Interest and fees on loans	$ 7,521	$ 7,448	$ 21,799	$ 22,352
Interest-bearing deposits with banks	8	5	27	11
Investment securities:
Taxable	905	1,085	2,804	3,519
Nontaxable	850	919	2,563	2,793
Dividends	23	17	61	49
TOTAL INTEREST INCOME	9,307	9,474	27,254	28,724
INTEREST EXPENSE:
Deposits	1,279	1,486	3,894	4,707
Borrowed funds	283	373	951	1,179
TOTAL INTEREST EXPENSE	1,562	1,859	4,845	5,886
NET INTEREST INCOME	7,745	7,615	22,409	22,838
Provision for loan losses	90	105	315	315
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,655	7,510	22,094	22,523
NON-INTEREST INCOME:
Service charges	1,100	1,139	3,203	3,346
Trust	169	148	539	472
Brokerage and insurance	120	80	333	305
Investment securities gains, net	91	240	385	561
Gains on loans sold	75	102	236	287
Earnings on bank owned life insurance	127	128	377	378
Other	124	109	328	342
TOTAL NON-INTEREST INCOME	1,806	1,946	5,401	5,691
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,856	2,705	8,456	8,126
Occupancy	302	304	956	928
Furniture and equipment	157	113	372	315
Professional fees	187	209	604	701
FDIC insurance	112	115	337	353
Pennsylvania shares tax	183	115	548	441
Other	1,123	1,398	3,301	3,488
TOTAL NON-INTEREST EXPENSES	4,920	4,959	14,574	14,352
Income before provision for income taxes	4,541	4,497	12,921	13,862
Provision for income taxes	1,029	1,033	2,842	3,196
NET INCOME	$ 3,512	$ 3,464	$ 10,079	$ 10,666

PER COMMON SHARE DATA:
Net Income - Basic	$ 1.16	$ 1.13	$ 3.33	$ 3.49
Net Income - Diluted	$ 1.16	$ 1.13	$ 3.33	$ 3.48
Cash Dividends Paid	$ 0.285	$ 0.290	$ 0.837	$ 0.853

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands)		2013		2012		2013		2012
Net income		$ 3,512		$ 3,464		$ 10,079		$ 10,666
Other comprehensive income (loss):
Change in unrealized gains on available for sale securities	(183)		1,724		(8,215)		2,041
Income tax effect	62		(587)		2,793		(694)
Change in unrecognized pension cost	66		-		194		-
Income tax effect	(22)		-		(66)		-
Change in unrealized loss on interest rate swap	53		32		154		97
Income tax effect	(18)		(11)		(52)		(33)
Less: Reclassification adjustment for investment
security gains included in net income	(91)		(240)		(385)		(561)
Income tax effect	30		82		130		191
Other comprehensive income (loss), net of tax		(103)		1,000		(5,447)		1,041
Comprehensive income		$ 3,409		$ 4,464		$ 4,632		$ 11,707

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Nine Months Ended
	September 30,
(in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 10,079	$ 10,666
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	315	315
Depreciation and amortization	318	311
Amortization and accretion of investment securities	1,837	1,782
Deferred income taxes	570	213
Investment securities gains, net	(385)	(561)
Earnings on bank owned life insurance	(377)	(378)
Originations of loans held for sale	(17,039)	(21,625)
Proceeds from sales of loans held for sale	18,473	21,912
Realized gains on loans sold	(236)	(287)
Decrease (increase) in accrued interest receivable	1	(340)
Decrease in accrued interest payable	(172)	(299)
Other, net	(495)	(941)
Net cash provided by operating activities	12,889	10,768
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	15,894	18,363
Proceeds from maturity and principal repayments	64,380	86,565
Purchase of securities	(98,526)	(109,289)
Purchase of interest bearing time deposits with other banks	(2,480)	-
Proceeds from redemption of regulatory stock	1,186	646
Purchase of regulatory stock	(563)	(1,405)
Net increase in loans	(19,800)	(11,736)
Purchase of premises, equipment and software	(339)	(179)
Proceeds from sale of foreclosed assets held for sale	151	650
Net cash used in investing activities	(40,097)	(16,385)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	21,560	(4,786)
Repayments of long-term borrowings	(10,800)	(5,627)
Net increase (decrease) in short-term borrowed funds	7,837	(299)
Purchase of treasury and restricted stock	(1,431)	(782)
Dividends paid	(2,535)	(2,611)
Net cash provided (used) by financing activities	14,631	(14,105)
Net decrease in cash and cash equivalents	(12,577)	(19,722)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	26,333	30,432
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 13,756	$ 10,710

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 5,017	$ 6,185
Income taxes paid	$ 2,945	$ 3,395
Loans transferred to foreclosed property	$ 62	$ 123
Investments sold and not settled included in other assets	$ -	$ 1,403

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

In the opinion of management of the Company, the accompanying interim financial statements for the periods ended September 30, 2013 and 2012 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the nine month period ended September 30, 2013 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share.  Earnings per share calculations give retroactive effect to stock dividends declared by the Company.

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income applicable to common stock	$3,512,000	$3,464,000	$10,079,000	$10,666,000

Basic earnings per share computation
Weighted average common shares outstanding	3,024,507	3,052,628	3,029,801	3,059,808
Earnings per share - basic	$1.16	$1.13	$3.33	$3.49

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	3,024,507	3,052,628	3,029,801	3,059,808
Add: Dilutive effects of restricted stock	1,483	2,066	1,288	1,762
Weighted average common shares outstanding for dilutive earnings per share	3,025,990	3,054,694	3,031,089	3,061,570
Earnings per share - diluted	$1.16	$1.13	$3.33	$3.48

For the three months ended September 30, 2013 and 2012, there were 1,037 and 0 shares, respectively, related to the restricted stock program that were excluded from the diluted earnings per share calculations since they were anti-dilutive. For the nine months ended September 30, 2013 and 2012, 3,280 and 3,419 shares, respectively, related to the restricted stock program were excluded from the diluted earnings per share calculations since they were anti-dilutive.

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of tax-exempt income earned from state and municipal securities and loans and investments in tax credits.

Note 4 – Investments

The amortized cost and fair value of investment securities at September 30, 2013 and December 31, 2012 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2013	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. agency securities	$ 146,649	$ 890	$ (1,607)	$ 145,932
U.S. treasury securities	11,850	-	(370)	11,480
Obligations of state and
political subdivisions	95,608	2,594	(1,038)	97,164
Corporate obligations	20,039	346	(476)	19,909
Mortgage-backed securities in
government sponsored entities	41,869	789	(190)	42,468
Equity securities in financial
institutions	803	696	-	1,499
Total available-for-sale securities	$ 316,818	$ 5,315	$ (3,681)	$ 318,452

December 31, 2012
Available-for-sale securities:
U.S. agency securities	$ 125,125	$ 2,150	$ (41)	$ 127,234
U.S. treasury securities	4,922	25	-	4,947
Obligations of state and
political subdivisions	95,288	5,721	(134)	100,875
Corporate obligations	21,699	452	(42)	22,109
Mortgage-backed securities in
government sponsored entities	52,072	1,728	(127)	53,673
Equity securities in financial institutions	912	502	-	1,414
Total available-for-sale securities	$ 300,018	$ 10,578	$ (344)	$ 310,252

The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012 (in thousands). As of September 30, 2013, the Company owned 75 securities whose fair value was less than their cost basis.

September 30, 2013	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$ 80,162	$ (1,607)	$ -	$ -	$ 80,162	$ (1,607)
U.S. treasury securities	11,480	(370)	-	-	11,480	(370)
Obligations of state and
political subdivisions	20,396	(978)	1,642	(60)	22,038	(1,038)
Corporate obligations	12,009	(476)	-	-	12,009	(476)
Mortgage-backed securities in
government sponsored entities	14,672	(176)	827	(14)	15,499	(190)
Total securities	$ 138,719	$ (3,607)	$ 2,469	$ (74)	$ 141,188	$ (3,681)

December 31, 2012
U.S. agency securities	$ 6,016	$ (41)	$ -	$ -	$ 6,016	$ (41)
Obligations of states and
political subdivisions	7,981	(134)	-	-	7,981	(134)
Corporate obligations	10,972	(42)	-	-	10,972	(42)
Mortgage-backed securities in
government sponsored entities	8,651	(127)	-	-	8,651	(127)
Total securities	$ 33,620	$ (344)	$ -	$ -	$ 33,620	$ (344)

As of September 30, 2013, the Company’s investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, U.S treasuries, obligations of states and political subdivisions, corporate obligations and mortgage backed securities in government sponsored entities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale for the nine months ended September 30, 2013 and 2012 were $15,894,000 and $18,363,000, respectively.  For the three months ended September 30, 2013 and 2012, there were sales of $121,000 and $1,709,000, respectively, of available-for-sale securities. The gross gains and losses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September30,		September30,
	2013	2012	2013	2012
Gross gains	$ 91	$ 240	$ 525	$ 561
Gross losses	-	-	(140)	-
Net gains	$ 91	$ 240	$ 385	$ 561

Investment securities with an approximate carrying value of $205.6 million and $193.3 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public funds and certain other deposits.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at September 30, 2013, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$ 12,531	$ 12,626
Due after one year through five years	104,250	104,486
Due after five years through ten years	84,875	84,107
Due after ten years	114,359	115,734
Total	$ 316,015	$ 316,953

Note 5 – Loans

The Company grants loans primarily to customers throughout North Central Pennsylvania and Southern New York.  Although the Company had a diversified loan portfolio at September 30, 2013 and December 31, 2012, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for loan losses as of September 30, 2013 and December 31, 2012 (in thousands):

September 30, 2013	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 183,370	$ 482	$ 182,888
Commercial and agricultural	196,446	8,594	187,852
Construction	18,272	-	18,272
Consumer	9,979	15	9,964
Other commercial and agricultural loans	54,160	1,795	52,365
State and political subdivision loans	60,105	-	60,105
Total	522,332	$ 10,886	$ 511,446
Allowance for loan losses	7,070
Net loans	$ 515,262

December 31, 2012	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 178,080	$ 424	$ 177,656
Commercial and agricultural	194,725	9,093	185,632
Construction	12,011	-	12,011
Consumer	10,559	-	10,559
Other commercial and agricultural loans	47,880	901	46,979
State and political subdivision loans	59,208	-	59,208
Total	502,463	$ 10,418	$ 492,045
Allowance for loan losses	6,784
Net loans	$ 495,679

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

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables by class, with the associated allowance amount, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
September 30, 2013	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$ 375	$ 141	$ 206	$ 347	$ 24
Home Equity	135	-	135	135	13
Commercial	10,052	5,714	2,880	8,594	560
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	15	15	-	15	-
Other commercial loans	1,851	1,438	357	1,795	1
Other agricultural loans	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-
Total	$ 12,428	$ 7,308	$ 3,578	$ 10,886	$ 598

December 31, 2012
Real estate loans:
Mortgages	$ 309	$ 150	$ 136	$ 286	$ 8
Home Equity	138	-	138	138	14
Commercial	10,669	6,476	2,617	9,093	559
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	950	592	309	901	1
Other agricultural loans	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-
Total	$ 12,066	$ 7,218	$ 3,200	$ 10,418	$ 582

The following table includes the average balance of impaired financing receivables by class and the income recognized on impaired loans for the three and nine month periods ended September 30, 2013 and 2012 (in thousands):

For the Nine Months ended
	September 30, 2013			September 30, 2012
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	Cash Basis	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$ 336	$ 6	$ -	$ 139	$ 2	$ -
Home Equity	136	3	-	100	3	1
Commercial	8,521	426	361	7,891	74	45
Agricultural	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer	2	-	-	-	-	-
Other commercial loans	1,740	58	-	439	-	-
Other agricultural loans	-	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-	-
Total	$ 10,735	$ 493	$ 361	$ 8,569	$ 79	$ 46

For the Three Months Ended
	September 30, 2013			September 30, 2012
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	Cash Basis	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$ 349	$ 2	$ -	$ 253	$ 1	$ -
Home Equity	135	1	-	113	1	-
Commercial	8,372	342	326	7,398	35	22
Agricultural	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer	5	-	-	-	-	-
Other commercial loans	1,647	17	-	382	-	-
Other agricultural loans	-	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-	-
Total	$ 10,508	$ 362	$ 326	$ 8,146	$ 37	$ 22

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay loan as agreed, the Bank’s loan rating process includes several layers of internal and external oversight. The Company’s loan officers are responsible for the timely and accurate risk rating of the loans in each of their portfolios at origination and on an ongoing basis under the supervision of management.  All commercial, agricultural and municipal loans are reviewed annually to ensure the appropriateness of the loan grade. In addition, the Bank engages an external consultant on at least an annual basis. The external consultant is engaged to 1) review a minimum of 55% (60% during 2012) of the dollar volume of the commercial loan portfolio on an annual basis, 2) review new loans originated in the last year, 3) review all relationships in aggregate over $500,000, 4) review all aggregate loan relationships over $100,000 which are over 90 days past due or classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate.

The following tables represent credit exposures by internally assigned grades as of September 30, 2013 and December 31, 2012 (in thousands):
September 30, 2013	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$ 150,711	$ 3,045	$ 21,566	$ 211	$ -	$ 175,533
Agricultural	15,054	3,845	2,014	-	-	20,913
Construction	18,272	-	-	-	-	18,272
Other commercial loans	40,948	1,526	2,398	8	-	44,880
Other agricultural loans	7,142	865	1,273	-	-	9,280
State and political
subdivision loans	60,105	-	-	-	-	60,105
Total	$ 292,232	$ 9,281	$ 27,251	$ 219	$ -	$ 328,983
December 31, 2012
Real estate loans:
Commercial	$ 149,892	$ 7,616	$ 19,127	$ 75	$ -	$ 176,710
Agricultural	13,690	2,386	1,939	-	-	18,015
Construction	12,011	-	-	-	-	12,011
Other commercial loans	39,239	826	1,555	-	-	41,620
Other agricultural loans	4,833	589	838	-	-	6,260
State and political
subdivision loans	58,120	-	1,088	-	-	59,208
Total	$ 277,785	$ 11,417	$ 24,547	$ 75	$ -	$ 313,824

For residential real estate mortgages, home equity and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below and all loans past due 90 or more days. The following table presents the recorded investment in those loan classes based on payment activity as of September 30, 2013 and December 31, 2012 (in thousands):

September 30, 2013	Performing	Non-performing	Total
Real estate loans:
Mortgages	$ 114,291	$ 718	$ 115,009
Home Equity	68,089	272	68,361
Consumer	9,964	15	9,979
Total	$ 192,344	$ 1,005	$ 193,349

December 31, 2012
Real estate loans:
Mortgages	$ 105,822	$ 726	$ 106,548
Home Equity	71,263	269	71,532
Consumer	10,555	4	10,559
Total	$ 187,640	$ 999	$ 188,639

Age Analysis of Past Due Financing Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due financing receivables as of September 30, 2013 and December 31, 2012 (in thousands):

	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
September 30, 2013	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
Real estate loans:
Mortgages	$ 935	$ 140	$ 600	$ 1,675	$ 113,334	$ 115,009	$ 195
Home Equity	539	137	230	906	67,455	68,361	94
Commercial	1,186	283	3,019	4,488	171,045	175,533	299
Agricultural	125	-	-	125	20,788	20,913	-
Construction	-	-	-	-	18,272	18,272	-
Consumer	46	16	-	62	9,917	9,979	-
Other commercial loans	17	65	351	433	44,447	44,880	-
Other agricultural loans	-	-	-	-	9,280	9,280	-
State and political
subdivision loans	-	-	-	-	60,105	60,105	-
Total	$ 2,848	$ 641	$ 4,200	$ 7,689	$ 514,643	$ 522,332	$ 588
Loans considered non-accrual	$ 127	$ 425	$ 3,612	$ 4,164	$ 4,533	$ 8,697
Loans still accruing	2,721	216	588	3,525	510,110	513,635
Total	$ 2,848	$ 641	$ 4,200	$ 7,689	$ 514,643	$ 522,332

December 31, 2012
Real estate loans:
Mortgages	$ 636	$ 294	$ 493	$ 1,423	$ 105,125	$ 106,548	$ 244
Home Equity	267	17	222	506	71,026	71,532	88
Commercial	602	-	2,149	2,751	173,959	176,710	152
Agricultural	54	-	-	54	17,961	18,015	-
Construction	-	-	-	-	12,011	12,011	-
Consumer	45	43	4	92	10,467	10,559	4
Other commercial loans	962	-	317	1,279	40,341	41,620	18
Other agricultural loans	-	-	-	-	6,260	6,260	-
State and political
subdivision loans	-	-	-	-	59,208	59,208	-
Total	$ 2,566	$ 354	$ 3,185	$ 6,105	$ 496,358	$ 502,463	$ 506
Loans considered non-accrual	$ 73	$ 69	$ 2,679	$ 2,821	$ 5,246	$ 8,067
Loans still accruing	2,493	285	506	3,284	491,112	494,396
Total	$ 2,566	$ 354	$ 3,185	$ 6,105	$ 496,358	$ 502,463

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

The following table reflects the financing receivables on non-accrual status as of September 30, 2013 and December 31, 2012, respectively. The balances are presented by class of financing receivable (in thousands):

	September 30, 2013	December 31, 2012
Real estate loans:
Mortgages	$ 523	$ 482
Home Equity	178	181
Commercial	7,521	7,042
Agricultural	-	-
Construction	-	-
Consumer	15	-
Other commercial loans	460	362
Other agricultural loans	-	-
State and political subdivision	-	-
	$ 8,697	$ 8,067

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company’s investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower’s ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  Based on this evaluation management would no longer consider a loan to be a TDR when the relevant facts support such a conclusion. As of September 30, 2013 and December 31, 2012, included within the allowance for loan losses are reserves of $80,800 and $14,000 respectively, that are associated with loans modified as TDRs.

There were no loan modifications that were considered TDRs during the three months ended September 30, 2013. Loan modifications that are considered TDRs completed during the nine months ended September 30, 2013 and 2012 and the three months ended September 30, 2012, were as follows (dollars in thousands):

	For the Nine Months Ended September 30, 2013
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

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The following table presents the recorded investment in loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which begin January 1, 2013 and 2012 (nine month periods) and July 1, 2013 and 2012 (3 month periods), respectively, and that subsequently defaulted during these reporting periods (dollars in thousands):

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Real estate loans:
Commercial	-	$ -	-	$ -	-	$ -	1	$ 50
Total recidivism	-	$ -	-	$ -	-	$ -	1	$ 50

Allowance for Loan Losses

The following table segregates the allowance for loan losses (ALLL) into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2013 and December 31, 2012, respectively (in thousands):
	September 30, 2013			December 31, 2012
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real estate loans:
Residential	$ 37	$ 919	$ 956	$ 22	$ 853	$ 875
Commercial and agricultural	560	3,852	4,412	559	3,878	4,437
Construction	-	112	112	-	38	38
Consumer	-	114	114	-	119	119
Other commercial and agricultural loans	1	963	964	1	727	728
State and political subdivision loans	-	313	313	-	271	271
Unallocated	-	199	199	-	316	316
Total	$ 598	$ 6,472	$ 7,070	$ 582	$ 6,202	$ 6,784

The following tables roll forward the balance of the ALLL by portfolio segment for the three and nine month periods ended September 30, 2013 and 2012, respectively (in thousands):

	Balance at June 30, 2013	Charge-offs	Recoveries	Provision	Balance at September 30, 2013
Real estate loans:
Residential	$ 934	$ (2)	$ 1	$ 23	$ 956
Commercial and agricultural	4,240	-	-	172	4,412
Construction	91	-	-	21	112
Consumer	114	(12)	5	7	114
Other commercial and agricultural loans	957	(1)	-	8	964
State and political subdivision loans	310	-	-	3	313
Unallocated	343	-	-	(144)	199
Total	$ 6,989	$ (15)	$ 6	$ 90	$ 7,070

	Balance at December 31, 2012	Charge-offs	Recoveries	Provision	Balance at September 30, 2013
Real estate loans:
Residential	$ 875	$ (15)	$ 3	$ 93	$ 956
Commercial and agricultural	4,437	-	-	(25)	4,412
Construction	38	-	-	74	112
Consumer	119	(42)	26	11	114
Other commercial and agricultural loans	728	(1)	-	237	964
State and political subdivision loans	271	-	-	42	313
Unallocated	316	-	-	(117)	199
Total	$ 6,784	$ (58)	$ 29	$ 315	$ 7,070

	Balance at June 30, 2012	Charge-offs	Recoveries	Provision	Balance at September 30, 2012
Real estate loans:
Residential	$ 786	$ -	$ -	$ 79	$ 865
Commercial and agricultural	4,405	-	1	(175)	4,231
Construction	19	-	-	7	26
Consumer	108	(12)	9	(1)	104
Other commercial and agricultural loans	685	(20)	1	-	666
State and political subdivision loans	246	-	-	28	274
Unallocated	401	-	-	167	568
Total	$ 6,650	$ (32)	$ 11	$ 105	$ 6,734

	Balance at December 31, 2011	Charge-offs	Recoveries	Provision	Balance at September 30, 2012
Real estate loans:
Residential	$ 805	$ (49)	$ -	$ 109	$ 865
Commercial and agricultural	4,132	(2)	7	94	4,231
Construction	15	-	-	11	26
Consumer	111	(36)	25	4	104
Other commercial and agricultural loans	674	(20)	7	5	666
State and political subdivision loans	235	-	-	39	274
Unallocated	515	-	-	53	568
Total	$ 6,487	$ (107)	$ 39	$ 315	$ 6,734

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

We continually review the model utilized in calculating the required allowance. The following qualitative factors experienced changes during the first nine months of 2013:

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

•
The qualitative factor for the existence and effect of any credit concentrations and changes in the level of such concentrations was increased for commercial and other loans as a result of growth in these segments and was lowered for commercial and agricultural real estate as the loan growth in these segments has slowed in 2013.

During the third quarter of 2013, there were no significant changes in any qualitative factor. As a result, the change in the allocation of the allowance from June 30, 2013, is mainly attributable to the changes in the loan portfolio balances since that date and the change in the loan grades. The increase in the allowance related to commercial and agricultural real estate in the third quarter was primarily the result of the increase during the period in substandard loans of $2.1 million dollars that were not individually evaluated for impairment.

The following factors experienced changes during the first nine months of 2012:

·
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

•
The qualitative factors for changes in industry conditions were increased for agricultural real estate and other agricultural loans due to decreases in milk prices and higher livestock feed costs from December 31, 2011 to September 30, 2012.

•
The qualitative factor for national, state, regional and local economic trends and business conditions was increased for all loan categories due to rising unemployment rates in the local economy as a result of the slowdown in the development of the Marcellus gas play.

•	The qualitative factor for changes in the quality of the Bank’s loan review system was increased due to personnel changes, which included a new lender and several lending support positions.

The following factors experienced changes during the three months ended September 30, 2012:
•
The qualitative factor for national, state, regional and local economic trends and business conditions was increased for all loan categories due to rising unemployment rates in the local economy as a result of the slowdown in the development of the Marcellus gas play.

•	The qualitative factor for changes in the quality of the Bank’s loan review system was increased due to personnel changes, which included a new lender and several lending support positions.
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

Note 6 – Federal Home Loan Bank Stock

The Bank is a member of the FHLB of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of September 30, 2013 and December 31, 2012, the Bank holds $2,667,200 and $3,290,000, respectively. The stock is bought from and sold to the FHLB based upon its $100 par value.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) A significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios have improved in the most recent quarters, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members during 2012 and 2013 and has reinstituted the dividend.

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

The following sets forth the components of net periodic benefit costs of the Pension Plan for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Service cost	$ 81	$ 82	$ 258	$ 249
Interest cost	89	85	274	259
Expected return on plan assets	(165)	(139)	(508)	(425)
Net amortization and deferral	66	34	194	102

Net periodic benefit cost	$ 71	$ 62	$ 218	$ 185

The Company contributed $1,000,000 to the Pension Plan in 2013.

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $193,000 and $184,000 for the nine months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013 and 2012, contributions by the Company totaled $45,000 and $52,000, respectively.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  At September 30, 2013 and December 31, 2012, an obligation of $976,000 and $1,001,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Amounts included in interest expense on the deferred amounts totaled $5,000 and $4,000 for each of the three months ended September 30, 2013 and 2012. For the nine months ended September 30, 2013 and 2012, amounts included in interest expense on the deferred amounts totaled $12,000 for both periods.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  A total of 100,000 shares of the Company’s common stock have been authorized under the Plan. As of September 30, 2013, 67,756 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted shares during 2013 and 2012:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
		Weighted		Weighted		Weighted		Weighted
	Unvested	Average	Unvested	Average	Unvested	Average	Unvested	Average
	Shares	Market Price	Shares	Market Price	Shares	Market Price	Shares	Market Price
Outstanding, beginning of period	7,466	$ 41.89	8,507	$ 35.16	8,646	$ 35.51	9,921	$ 29.37
Granted	-	-	-	-	3,027	48.21	3,808	37.10
Forfeited	-	-	-	-	(55)	37.10	-	-
Vested	-	-	-	-	(4,152)	33.26	(5,222)	25.59
Outstanding, end of period	7,466	$ 41.89	8,507	$ 35.16	7,466	$ 41.89	8,507	$ 35.16

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $117,000 and $103,000 for the nine months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013 and 2012, compensation expense totaled $39,000 and $37,000, respectively.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law. At September 30, 2013 and December 31, 2012, an obligation of $1,010,000 and $901,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet.  Expenses related to this plan totaled $109,000 and $69,000 for the nine months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013 and 2012, expenses totaled $37,000 and $23,000, respectively.

Note 8 – Accumulated Comprehensive Income

The following tables present the changes in accumulated other comprehensive (loss) income by component net of tax for the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013
	Unrealized gain (loss) on available for sale securities (a)	Unrealized gain (loss) on interest rate swap (a)	Defined Benefit Pension Items (a)	Total
Balance as of June 30, 2013	$ 1,259	$ (65)	$ (1,907)	$ (713)
Other comprehensive income (loss) before reclassifications (net of tax)	(121)	35	-	(86)
Amounts reclassified from accumulated other
comprehensive (loss) income (net of tax)	(61)	-	44	(17)
Net current period other comprehensive income (loss)	(182)	35	44	(103)
Balance as of September 30, 2013	$ 1,077	$ (30)	$ (1,863)	$ (816)

	Nine months Ended September 30, 2013
	Unrealized gain (loss) on available for sale securities (a)	Unrealized gain (loss) on interest rate swap (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2012	$ 6,754	$ (132)	$ (1,991)	$ 4,631
Other comprehensive income (loss) before reclassifications (net of tax)	(5,422)	102	-	(5,320)
Amounts reclassified from accumulated other
comprehensive (loss) income (net of tax)	(255)	-	128	(127)
Net current period other comprehensive income (loss)	(5,677)	102	128	(5,447)
Balance as of September 30, 2013	$ 1,077	$ (30)	$ (1,863)	$ (816)

(a) Amounts in parentheses indicate debits

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income for the three and nine months ended September 30, 2013:

Details about accumulated other comprehensive (loss) income	Amount reclassified from accumulated comprehensive (loss) income (a)		Affected line item in the statement where net Income is presented
	Three Months Ended	Nine Months Ended
September 30, 2013
Unrealized gains and losses on available for sale securities
	$ 91	$ 385	Investment securities gains, net
	(30)	(130)	Provision for income taxes
	$ 61	$ 255	Net of tax

Defined benefit pension items
	$ (66)	$ (194)	Salaries and employee benefits
	22	66	Provision for income taxes
	$ (44)	$ (128)	Net of tax

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

The following tables present the assets and liabilities reported on the consolidated balance sheet at their fair value on a recurring basis as of September 30, 2013 and December 31, 2012 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

September 30, 2013	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Securities available for sale:
U.S. agency securities	$ -	$ 145,932	$ -	$ 145,932
U.S. treasury securities		11,480		11,480
Obligations of state and
political subdivisions	-	97,164	-	97,164
Corporate obligations	-	19,909	-	19,909
Mortgage-backed securities in
government sponsored entities	-	42,468	-	42,468
Equity securities in financial institutions	1,499	-	-	1,499
Liabilities
Trust Preferred Interest Rate Swap	-	(46)	-	(46)

December 31, 2012
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

Assets measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012 are included in the table below (in thousands):

September 30, 2013	Level I	Level II	Level III	T otal
Impaired Loans	$ -	$ -	$ 10,288	$ 10,288
Other real estate owned	-	-	501	501

December 31, 2012
Impaired Loans	$ -	$ -	$ 9,836	$ 9,836
Other real estate owned	-	-	616	616

The following table provides a listing of the significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques.

Fair value as of
	September 30, 2013	December 31, 2012	Valuation Technique(s)	Unobservable input	Range
Impaired Loans	$ 4,470	$ 4,882	Discounted Cash Flows	Discount rates	0-7%

	5,818	4,954	Appraised Collateral Values	Discount for time since appraisal	0-20%
				Selling costs	0%-10%
				Holding period	0 - 18 months

Other real estate owned	501	616	Appraised Collateral Values	Discount for time since appraisal	0-20%
				Selling costs	0%-10%
				Holding period	0 - 18 months

The fair values of the Company’s financial instruments are as follows (in thousands):

	Carrying
September 30, 2013	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$ 13,756	$ 13,756	$ 13,756	$ -	$ -
Interest bearing time deposits with other banks	2,480	2,477			2,477
Available-for-sale securities	318,452	318,452	1,499	316,953	-
Loans held for sale	260	260	260
Net loans	515,262	532,086	-	-	532,086
Bank owned life insurance	14,554	14,554	14,554	-	-
Regulatory stock	2,942	2,942	2,942	-	-
Accrued interest receivable	3,815	3,815	3,815	-	-

Financial liabilities:
Deposits	$ 758,656	$ 761,221	$ 490,390	$ -	$ 270,831
Borrowed funds	43,163	40,023	-	40,023	-
Trust preferred interest rate swap	46	46	-	46	-
Accrued interest payable	971	971	971	-	-

	Carrying
December 31, 2012	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$ 26,333	$ 26,333	$ 26,333	$ -	$ -
Available-for-sale securities	310,252	310,252	1,414	308,838	-
Loans held for sale	1,458	1,458	1,458
Net loans	495,679	522,502	-	-	522,502
Bank owned life insurance	14,177	14,177	14,177	-	-
Regulatory stock	3,565	3,565	3,565	-	-
Accrued interest receivable	3,816	3,816	3,816	-	-

Financial liabilities:
Deposits	$ 737,096	$ 742,422	$ 462,557	$ -	$ 279,865
Borrowed funds	46,126	43,403	-	43,403	-
Trust preferred interest rate swap	200	200	-	200	-
Accrued interest payable	1,143	1,143	1,143	-	-

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

Interest bearing time deposits with other banks:

The fair value of interest bearing time deposits with other banks is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

Introduction

The following is management's discussion and analysis of the financial condition in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for the Company.  Our Company's consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results you may expect for the full year.

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

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in the Company’s financial statements. As of September 30, 2013 and December 31, 2012, the Trust Department had $96.9 and $105.6 million of assets under management, respectively.  The $8.7 million decrease is a result of net withdrawals of $13.4 million offset by increases in market value of trust assets.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area.  Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the consolidated financial statements since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $92.0 million at December 31, 2012 to $99.9 million at September 30, 2013. Fee income from the sale of these products is reflected in the Company’s financial statements as a component of non-interest income in the Consolidated Statement of Income.

In addition to the trust and investment services offered, we have an oil and gas division, which serves as a network of experts to assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management.  In addition to our knowledgeable employees, we have partnered with a professional firm to provide mineral management expertise and services to customers in our market who have been impacted by the Marcellus Shale exploration and drilling activities. Through this relationship, we are able to assist customers with the negotiation of lease payments and royalty percentages, protect their property, resolve leasing issues, account for and ensure the accuracy of royalty checks, distribute revenue to satisfy investment objectives and provide customized reports outlining payment and distribution information.

Results of Operations

Overview of the Income Statement

The Company had net income of $10,079,000 for the first nine months of 2013 compared to $10,666,000 for last year’s comparable period, a decrease of $587,000 or 5.5%. Basic earnings per share for the first nine months of 2013 were $3.33, compared to $3.49 last year, representing a 4.6% decrease.  Annualized return on assets and return on equity for the nine months of 2013 were 1.52% and 15.13%, respectively, compared with 1.62% and 17.74% for last year’s comparable period.

Net income for the three months ended September 30, 2013 was $3,512,000 compared to $3,464,000 in the comparable 2012 period, an increase of $48,000 or 1.4%. Basic earnings per share for the three months ended September 30, 2013 were $1.16, compared to $1.13 last year, representing a 2.7% increase. Annualized return on assets and return on equity for the quarter ended September 30, 2013 was 1.58% and 15.42%, respectively, compared with 1.58% and 16.78% for the same 2012 period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the first nine months of 2013 was $22,409,000, a decrease of $429,000, or 1.9%, compared to the same period in 2012.  For each of the first nine months of 2013 and 2012, the provision for loan losses totaled $315,000. Consequently, net interest income after the provision for loan losses was $22,094,000 compared to $22,523,000 during the first nine months of 2012.

For the three months ended September 30, 2013, net interest income was $7,745,000 compared to $7,615,000, an increase of $130,000, or 1.7% over the comparable period in 2012. During the third quarter of 2013, the Bank received a payoff of a non-accrual loan, which resulted in the recognition of $304,000 of non-accrual interest income. The provision for loan losses this quarter was $90,000 compared to $105,000 for last year’s third quarter.  Consequently, net interest income after the provision for loan losses was $7,655,000 for the quarter ended September 30, 2013 compared to $7,510,000 in 2012.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the nine months and three months ended September 30, 2013 and 2012 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates (1)
	Nine Months Ended
	September 30, 2013			September 30, 2012
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	18,113	25	0.18	11,844	11	0.13
Total short-term investments	18,113	25	0.18	11,844	11	0.13
Interest bearing time deposits at banks	157	2	2.02	-	-	-
Investment securities:
Taxable	213,367	2,865	1.79	231,622	3,568	2.05
Tax-exempt (3)	92,200	3,883	5.62	94,235	4,232	5.99
Total investment securities	305,567	6,748	2.94	325,857	7,800	3.19
Loans:
Residential mortgage loans	180,528	8,214	6.08	184,049	8,896	6.46
Construction	13,557	506	4.99	9,870	421	5.70
Commercial & agricultural loans	249,105	11,128	5.97	234,250	10,998	6.27
Loans to state & political subdivisions	59,394	1,975	4.45	56,766	2,004	4.72
Other loans	9,861	606	8.22	10,337	652	8.43
Loans, net of discount (2)(3)(4)	512,445	22,429	5.85	495,272	22,971	6.20
Total interest-earning assets	836,282	29,204	4.67	832,973	30,782	4.94
Cash and due from banks	3,748			3,698
Bank premises and equipment	11,432			11,578
Other assets	30,448			30,952
Total non-interest earning assets	45,628			46,228
Total assets	881,910			879,201
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	207,003	586	0.38	200,296	602	0.40
Savings accounts	91,727	113	0.16	83,653	123	0.20
Money market accounts	85,641	303	0.47	71,126	228	0.43
Certificates of deposit	272,930	2,892	1.42	294,548	3,754	1.70
Total interest-bearing deposits	657,301	3,894	0.79	649,623	4,707	0.97
Other borrowed funds	40,391	951	3.15	54,315	1,179	2.90
Total interest-bearing liabilities	697,692	4,845	0.93	703,938	5,886	1.12
Demand deposits	87,379			85,571
Other liabilities	8,039			9,526
Total non-interest-bearing liabilities	95,418			95,097
Stockholders' equity	88,800			80,166
Total liabilities & stockholders' equity	881,910			879,201
Net interest income		24,359			24,896
Net interest spread (5)			3.74%			3.82%
Net interest income as a percentage
of average interest-earning assets			3.89%			3.99%
Ratio of interest-earning assets
to interest-bearing liabilities			120%			118%

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
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

	Analysis of Average Balances and Interest Rates (1)
	Three Months Ended
	September 30, 2013			September 30, 2012
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	14,342	6	0.16	13,204	5	0.15
Total short-term investments	14,342	6	0.16	13,204	5	0.15
Interest bearing time deposits at banks	466	2	2.02	-	-	-
Investment securities:
Taxable	217,579	928	1.70	222,163	1,102	1.98
Tax-exempt (3)	93,542	1,288	5.51	93,999	1,392	5.92
Total investment securities	311,121	2,216	2.96	316,162	2,494	3.16
Loans:
Residential mortgage loans	182,457	2,751	5.98	182,831	2,926	6.36
Construction	16,492	201	4.85	10,894	155	5.66
Commercial & agricultural loans	252,580	3,913	6.15	236,734	3,680	6.18
Loans to state & political subdivisions	59,778	659	4.37	58,504	685	4.66
Other loans	9,753	201	8.17	10,342	217	8.35
Loans, net of discount (2)(3)(4)	521,060	7,725	5.88	499,305	7,663	6.11
Total interest-earning assets	846,989	9,949	4.66	828,671	10,162	4.88
Cash and due from banks	3,894			3,753
Bank premises and equipment	11,392			11,493
Other assets	28,333			30,256
Total non-interest earning assets	43,619			45,502
Total assets	890,608			874,173
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	215,784	204	0.38	200,603	192	0.38
Savings accounts	92,702	37	0.16	85,168	42	0.20
Money market accounts	90,655	111	0.49	74,370	75	0.40
Certificates of deposit	269,978	927	1.36	290,174	1,177	1.61
Total interest-bearing deposits	669,119	1,279	0.79	650,315	1,486	0.91
Other borrowed funds	34,568	283	3.25	46,834	373	3.17
Total interest-bearing liabilities	703,687	1,562	0.88	697,149	1,859	1.06
Demand deposits	89,245			85,724
Other liabilities	6,582			8,711
Total non-interest-bearing liabilities	95,827			94,435
Stockholders' equity	91,094			82,589
Total liabilities & stockholders' equity	890,608			874,173
Net interest income		8,387			8,303
Net interest spread (5)			3.78%			3.82%
Net interest income as a percentage
of average interest-earning assets			3.93%			3.99%
Ratio of interest-earning assets
to interest-bearing liabilities			120%			119%

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ending September 30, 2013 and 2012(in thousands):

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2013	2012	2013	2012
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$ 1,786	$ 2,026	$ 5,455	$ 6,372
Tax equivalent adjustment	438	473	1,320	1,439
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$ 2,224	$ 2,499	$ 6,775	$ 7,811

Interest and fees on loans (non-tax adjusted)	$ 7,521	$ 7,448	$ 21,799	$ 22,352
Tax equivalent adjustment	204	215	630	619
Interest and fees on loans (tax equivalent basis)	$ 7,725	$ 7,663	$ 22,429	$ 22,971

Total interest income	$ 9,307	$ 9,474	$ 27,254	$ 28,724
Total interest expense	1,562	1,859	4,845	5,886
Net interest income	7,745	7,615	22,409	22,838
Total tax equivalent adjustment	642	688	1,950	2,058
Net interest income (tax equivalent basis)	$ 8,387	$ 8,303	$ 24,359	$ 24,896

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended September 30, 2013 vs. 2012 (1)			Nine months ended September 30, 2013 vs. 2012 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ 1	$ -	$ 1	$ 7	$ 7	$ 14
Interest bearing time deposits at banks	2	-	2	2	-	2
Investment securities:
Taxable	(23)	(151)	(174)	(267)	(436)	(703)
Tax-exempt	(9)	(95)	(104)	(90)	(259)	(349)
Total investments	(32)	(246)	(278)	(357)	(695)	(1,052)
Loans:
Residential mortgage loans	(1)	(174)	(175)	(175)	(507)	(682)
Construction	71	(25)	46	128	(43)	85
Commercial & farm loans	256	(23)	233	554	(424)	130
Loans to state & political subdivisions	17	(43)	(26)	113	(142)	(29)
Other loans	(11)	(5)	(16)	(30)	(16)	(46)
Total loans, net of discount	332	(270)	62	590	(1,132)	(542)
Total Interest Income	303	(516)	(213)	242	(1,820)	(1,578)
Interest Expense:
Interest-bearing deposits:
NOW accounts	15	(3)	12	22	(38)	(16)
Savings accounts	4	(9)	(5)	16	(26)	(10)
Money Market accounts	18	18	36	49	26	75
Certificates of deposit	(89)	(161)	(250)	(264)	(598)	(862)
Total interest-bearing deposits	(52)	(155)	(207)	(177)	(636)	(813)
Other borrowed funds	(99)	9	(90)	(342)	114	(228)
Total interest expense	(151)	(146)	(297)	(519)	(522)	(1,041)
Net interest income	$ 454	$ (370)	$ 84	$ 761	$ (1,298)	$ (537)

(1) The portion of the total change attributable to both volume and rate changes, which cannot be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income decreased from $24,896,000 for the 2012 nine month period to $24,359,000 in the 2013 nine month period, a decrease of $537,000. The tax equivalent net interest margin decreased from 3.99% for the first nine months of 2012 to 3.89% in 2013.

Total tax equivalent interest income for the 2013 nine month period decreased $1,578,000 as compared to the 2012 nine month period. This decrease was primarily a result of a decrease of $1,820,000 due to a change in rate, as the yield on interest earning assets decreased from 4.94% to 4.67% or 27 basis points for the comparable periods. This decrease was offset by an increase of $242,000 as a result of an increase in the average balance of interest earning assets of $3.3 million for the comparable periods. While the Bank has been able to add interest earning assets, the new assets are priced at lower rates than assets that have matured due to the prolonged low interest rate environment. Additionally, assets repriced at lower rates during the current year.

Tax equivalent investment income for the nine months ended September 30, 2013 decreased $1,052,000 over the same period last year.  The average balance of total investment securities for the nine months ended September 30, 2013 decreased by $20.3 million from September 30, 2012, as a result of a leveraging strategy implemented in the first part of 2012 whereby we purchased additional securities at higher interest rates than the overnight borrowings rate.

•
The average balance of taxable securities decreased by $18.3 million while tax-exempt securities decreased by $2.0 million, which had the effect of decreasing interest income by $267,000 and $90,000, respectively, due to volume.

•
The yield on investment securities decreased 25 basis points from 3.19% to 2.94%, which corresponds to a decrease in interest income of $695,000. The majority of this decrease, $436,000, is attributable to the change in yield on taxable securities, which experienced a decrease of 26 basis points from 2.05% to 1.79%. The remaining decrease of $259,000 is attributable to the yield on tax-exempt securities decreasing from 5.99% to 5.62%. The yield on investments declined due to the amount of purchases we made in the current low interest rate environment. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

The purchase of tax-exempt securities, along with municipal loans and investment tax credits, allows us to manage our effective tax rate as well as the overall yield on our interest earning assets.

Total loan interest income decreased $542,000 for the nine months ended September 30, 2013 compared to the same period last year.

•
Interest income on residential mortgage loans decreased $682,000 of which $507,000 was due to rate and $175,000 was due to decreased volume. The average balance decreased $3.5 million due to the significant refinancing of qualifying mortgages that were sold on the secondary market in the last three quarters of 2012 and the first three quarters of 2013. The loans were sold to minimize future interest rate risk, while also being able to recognize a gain on the sale. The yield earned decreased from 6.46% to 6.08% due to the rate environment and increased competition.

•
The average balance of commercial and agricultural loans increased $14.9 million from a year ago as we continue to emphasize and strive for growth in this segment of the loan portfolio utilizing disciplined underwriting standards. This had a positive impact of $554,000 on total interest income due to volume, which was offset by a decrease of $424,000 due to rate, as the yield earned decreased from 6.27% to 5.97% due to the decreasing rate environment and increased competition.

Total interest expense decreased $1,041,000 for the nine months ended September 30, 2013 compared with last year. This decrease is primarily due to changes in the certificate of deposit portfolio as the associated interest expense decreased $862,000. The average interest rate on interest-bearing liabilities decreased 19 basis points, from 1.12% to .93%. The continued low interest rate environment prompted by the Federal Reserve and current economic conditions had the effect of decreasing our short-term borrowing costs as well as rates on all deposit products. While the Company’s rates on deposit products are below historical averages they are competitive with rates paid by other institutions in the marketplace. (See also “Financial Condition – Deposits”).

•
Interest expense on certificates of deposits decreased $862,000 over the same period last year. There was a decrease in the average rate on certificates of deposit from 1.70% to 1.42% resulting in a decrease in interest expense of $598,000. Additionally, the average balance of certificates of deposit decreased $21.6 million causing a decrease in interest expense of $264,000.

•
Interest expense on other borrowed funds decreased $228,000 over the same period last year. The average balance of other borrowed funds decreased $13.9 million causing a decrease in interest expense of $342,000. This decrease was offset by an increase the average rate on other borrowed funds of 25 basis points resulting in an increase in interest expense of $114,000. The increase in rate on the other borrowed funds is a result of the leveraging strategy utilized in 2012 that resulted in a significant amount of overnight borrowings with a cost of 25 basis points.

Tax equivalent net interest income for the three months ended September 30, 2013 was $8,387,000 which compares to $8,303,000 for the same period last year.  This represents an increase of $84,000.

Total tax equivalent interest income was $9,949,000 for the 2013 three month period ended September 30, 2013, compared with $10,162,000 for the comparable period last year, a decrease of $213,000. Of this amount, $516,000 was a result of a decrease of 22 basis points on our yield on interest earning assets from 4.88% to 4.66%:

•
Total investment income decreased by $278,000 compared to same period last year.  This was due to a $5.0 million decrease in the average balance of investment securities, which resulted in a decrease in income of $32,000, and a 20 point decrease in rate on investments from 3.16% to 2.96%, which equates to $246,000.

•
Total loan interest income increased $62,000 compared to last year. This was predominantly due to a decrease in rate of 23 points from 6.11% to 5.88% offset by a change in volume as a result of a $21.8 million increase in average loans outstanding. During the quarter, the Bank received $304,000 of non-accrual interest income, which had a positive impact on the quarterly yield.

Total interest expense decreased $297,000 for the three months ended September 30, 2013 compared with last year as a result of a decrease in the average rate on interest-bearing liabilities of 18 basis points from 1.06% to 0.88% accounting for a $146,000 decrease in interest expense. Additionally, due to a $20.2 million decrease in the average balance of certificates of deposit, there was an $89,000 decrease in interest expense. The average balances of other borrowed funds decreased $12.3 million for the 2013 period compared to 2012, which accounted for an additional decrease in interest expense of $99,000.

Provision for Loan Losses

For each of the nine month periods ending September 30, 2013 and 2012, we recorded a provision for loan losses of $315,000. While the Bank’s loan portfolio grew during the 2013 period, the qualitative factors utilized in calculating the allowance have improved over the comparable periods. (See “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

For the three months ending September 30, 2013, we recorded a provision of $90,000 compared to $105,000 for the same period in 2012.

Non-interest Income

The following table shows the breakdown of non-interest income for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Nine months ended September 30,		Change
	2013	2012	Amount	%
Service charges	$ 3,203	$ 3,346	$ (143)	(4.3)
Trust	539	472	67	14.2
Brokerage and insurance	333	305	28	9.2
Investment securities gains, net	385	561	(176)	(31.4)
Gains on loans sold	236	287	(51)	(17.8)
Earnings on bank owned life insurance	377	378	(1)	(0.3)
Other	328	342	(14)	(4.1)
Total	$ 5,401	$ 5,691	$ (290)	(5.1)

	Three months ended September 30,		Change
	2013	2012	Amount	%
Service charges	$ 1,100	$ 1,139	$ (39)	(3.4)
Trust	169	148	21	14.2
Brokerage and insurance	120	80	40	50.0
Investment securities gains, net	91	240	(149)	(62.1)
Gains on loans sold	75	102	(27)	(26.5)
Earnings on bank owned life insurance	127	128	(1)	(0.8)
Other	124	109	15	13.8
Total	$ 1,806	$ 1,946	$ (140)	(7.2)

Non-interest income for the nine months ended September 30, 2013 totaled $5,401,000, a decrease of $290,000 when compared to the same period in 2012. During the first nine months of 2013, investment security gains amounted to $385,000 compared to gains of $561,000 last year. During 2013, we sold eight mortgage backed securities that were repaying quickly for a net gain of $104,000, four municipal securities for gains totaling $87,000, four agency securities for gains totaling $46,000 that were maturing later in 2013, portions of three financial institution equity holdings for gains totaling $145,000 and a corporate obligation for a gain of $2,000 due to favorable market conditions. During the comparable period in 2012, we sold four agency securities for gains totaling $50,000, U.S. treasuries for a gain of $95,000, eleven mortgage backed securities in government sponsored entities for gains totaling $358,000, and a portion of a financial institution equity holding for a gain of $58,000 due to favorable market conditions.

For the first nine months of 2013, account service charges totaled $3,203,000, a decrease of $143,000 or 4.3%, when compared to the same period in 2012. There was a decrease of $51,000 which we believe is directly attributable to the implementation of certain regulations issued as part of the Durbin amendment, which resulted in lower fees being earned by the bank. ATM income decreased $40,000 as a result of the slowdown in the development of the Marcellus Shale natural gas exploration activities, which has resulted in fewer workers being transferred to the area who utilize the Bank’s ATMs. Finally, there was a $27,000 decrease attributable to fees charged to customers for non-sufficient funds. Management continues to monitor regulatory changes associated with the Dodd-Frank Act to determine the level of impact that these regulations will have on the fees that the Company realizes.

The increase in trust revenues of $67,000 from the prior year is primarily attributable to the increase in average assets for the year under management during the first nine months of 2013. In September 2013, a significant withdrawal of trust assests by a single customer accounted for the decrease in assets under management since December 2012. Gains on loans sold decreased $51,000 for the nine months ended September 30, 2013 to $236,000. The decrease is due to the slowdown in refinancing activity in 2013.

For the three month period ended September 30, 2013, the decreases experienced in service charges and gains on loans sold are consistent with the year to date decreases described above. The increase in brokerage revenue in the third quarter is primarily attributable to an increase in customer buy/sale transactions.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Nine months ended
	September 30,		Change
	2013	2012	Amount	%
Salaries and employee benefits	$ 8,456	$ 8,126	$ 330	4.1
Occupancy	956	928	28	3.0
Furniture and equipment	372	315	57	18.1
Professional fees	604	701	(97)	(13.8)
FDIC insurance	337	353	(16)	(4.5)
Pennsylvania shares tax	548	441	107	24.3
Other	3,301	3,488	(187)	(5.4)
Total	$ 14,574	$ 14,352	$ 222	1.5

	Three months ended
	September 30,		Change
	2013	2012	Amount	%
Salaries and employee benefits	$ 2,856	$ 2,705	$ 151	5.6
Occupancy	302	304	(2)	(0.7)
Furniture and equipment	157	113	44	38.9
Professional fees	187	209	(22)	(10.5)
FDIC insurance	112	115	(3)	(2.6)
Pennsylvania shares tax	183	115	68	59.1
Other	1,123	1,398	(275)	(19.7)
Total	$ 4,920	$ 4,959	$ (39)	(0.8)

Non-interest expenses increased $222,000 for the nine months ended September 30, 2013 compared to the same period in 2012. Salaries and employee benefits increased $330,000 or 4.1%. Merit increases effective the beginning of 2013 and an increase in full time equivalent employees as part of implementing the Bank’s strategic plan accounted for an increase in non-interest expenses of approximately $297,000. Health insurance expenses have increased $58,000 for the first nine months of 2013 compared to the same period in 2012.

Professional fees decreased by $97,000 primarily due to the Bank’s charter conversion from a national bank to a Pennsylvania chartered bank and trust company that was completed in 2012. Other expenses decreased $187,000 primarily as a result of several items relating to the Bank’s 2012 charter conversion, including, lower office and printing supplies of $98,000 and a decrease in regulatory fees of $67,000.

For the three months ended, September 30, 2013, salaries and employee benefits increased by $151,000 due to the reasons described above, which include merit increases and increased headcount. Other expenses decreased $275,000 as the result of several items, which include decreased ORE expenses of $147,000 as a result of paying real estate taxes for a large loan relationship in 2012, office and printing supplies of $68,000 as a result of the charter conversion, and contributions of $54,000 as the result of a contribution made in the third quarter of 2012.

Provision for Income Taxes

The provision for income taxes was $2,842,000 for the nine month period ended September 30, 2013 compared to $3,196,000 for the same period in 2012.  The decrease is primarily attributable to a decrease in income before provision for income taxes of $941,000. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 22.0% and 23.1% for the first nine months of 2013 and 2012, respectively, compared to the statutory rate of 34%.

For the three-months ended September 30, 2013, the provision for income taxes was $1,029,000 compared to $1,033,000 for the same period in 2012. Our effective tax rate was 22.7% and 23.8% for the three months ended September 30, 2013 and 2012, respectively, compared to the statutory rate of 34%.

We have invested in four limited partnership agreements that established low-income housing projects in our market areas. We anticipate recognizing an aggregate of $1.5 million of tax credits over the next ten years, with an additional $50,000 to be recognized during 2013.

Financial Condition

Total assets were $899.4 million at September 30, 2013, an increase of $17.0 million, or 1.9% from $882.4 million at December 31, 2012.  Cash and cash equivalents decreased $12.6 million or 47.8% to $13.8 million. Investment securities increased to $318.5 million and net loans increased 4.0% to $515.3 million at September 30, 2013.  Total deposits increased $21.6 million to $758.7 million since year-end 2012, while borrowed funds decreased $3.0 million to $43.2 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $13.8 million at September 30, 2013 compared to $26.3 million at December 31, 2012, a decrease of $12.5 million. The decrease in cash is primarily a result of an increase in net loans of $19.6 million, which is discussed in more detail below and an increase in investments of $8.2 million offset by the increase in deposits of $21.6 million. Management actively measures and evaluates its liquidity through our Asset–Liability Committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Interest bearing time deposits with other banks

The Company purchased in the third quarter of 2013, $2.5 million of interest bearing time deposits with other banks that are subject to FDIC insurance to diversify its cashflows into a different product with the potential for rising rates in the future. The time deposits have an average maturity of approximately five years and earn interest at a rate of approximately two percent.

Investments

The following table shows the composition of the investment portfolio as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30, 2013		December 31, 2012
	Amount	%	Amount	%
Available-for-sale:
U.S. agency securities	$ 145,932	45.8	$ 127,234	41.0
U.S. treasury securities	11,480	3.6	4,947	1.6
Obligations of state and
political subdivisions	97,164	30.5	100,875	32.5
Corporate obligations	19,909	6.3	22,109	7.1
Mortgage-backed securities in
government sponsored entities	42,468	13.3	53,673	17.3
Equity securities in financial
institutions	1,499	0.5	1,414	0.5
Total	$ 318,452	100.0	$ 310,252	100.0

	September 30, 2013/
	December 31, 2012
	Change
(dollars in thousands)	Amount	%
Available-for-sale:
U.S. agency securities	$ 18,698	14.7
U.S. treasury securities	6,533	132.1
Obligations of state and
political subdivisions	(3,711)	(3.7)
Corporate obligations	(2,200)	(10.0)
Mortgage-backed securities in
government sponsored entities	(11,205)	(20.9)
Equity securities in financial
institutions	85	6.0
Total	$ 8,200	2.6

Our investment portfolio increased by $8.2 million, or 2.6%, from December 31, 2012 to September 30, 2013.  During 2013, we purchased approximately $71.8 million of U.S. agency obligations, $6.9 million of U.S. treasury securities, $10.9 million of state and local obligations, $1.7 million of corporate obligations and $7.2 million of mortgage backed securities, which helped offset the $11.6 million of principal repayments and $52.7 million of calls and maturities that occurred during the nine month period. We also sold $15.9 million of various securities at a gain of $385,000. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the nine month period ending September 30, 2013 yielded 2.94% compared to 3.19% for the same period in 2012 on a tax equivalent basis.

As a result of the Federal Reserve’s commitment to a low rate policy, investment yields are significantly below historical levels. As such, the Company’s investment strategy in 2013 has been to achieve an acceptable yield, while limiting exposure to rising rates and increased duration. We believe this strategy, while having an impact on 2013 earnings, will enable us to reinvest cash flows in the next two to five years when we believe investment opportunities will potentially improve.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the securities portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

Loans

The following table shows the composition of the loan portfolio as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30,		December 31,
	2013		2012
	Amount	%	Amount	%
Real estate:
Residential	$ 183,370	35.1	$ 178,080	35.4
Commercial	175,533	33.6	176,710	35.2
Agricultural	20,913	4.0	18,015	3.6
Construction	18,272	3.5	12,011	2.4
Consumer	9,979	1.9	10,559	2.1
Commercial and other loans	54,160	10.4	47,880	9.5
State & political subdivision loans	60,105	11.5	59,208	11.8
Total loans	522,332	100.0	502,463	100.0
Less allowance for loan losses	7,070		6,784
Net loans	$ 515,262		$ 495,679

	September 30, 2013/
	December 31, 2012
	Change
	Amount	%
Real estate:
Residential	$ 5,290	3.0
Commercial	(1,177)	(0.7)
Agricultural	2,898	16.1
Construction	6,261	52.1
Consumer	(580)	(5.5)
Commercial and other loans	6,280	13.1
State & political subdivision loans	897	1.5
Total loans	$ 19,869	4.0

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

Total loans increased $19.9 million or 4.0% during the first nine months of 2013. As can be seen in the table above, all loan categories with the exception of commercial real estate and consumer loans have experienced increases since December 31, 2012.

The Company is currently focused on growing commercial real estate, commercial and agricultural and state and political subdivision loans as a means to increase loan growth and obtain deposits from farmers, small businesses and municipalities throughout our market area.  As part of this strategy, the Bank has opened two loan production offices, which resulted in additional loan growth in 2013. This focus resulted in loan growth in agricultural real estate of $2.9 million, construction of $6.3 million, commercial and other loans of $6.3 million and $900,000 of state and political subdivision loans. As a community bank, we strive to meet the unique needs and provide solutions to customers within our service area.  Commercial real estate and other commercial loan demand are subject to significant competitive pressures, the yield curve, the strength of the overall regional and national economy and the local economy. The local economy is impacted significantly by the Marcellus Shale gas exploration activities, which are impacted by regulations and changes in the market price of natural gas. Due to the low price for natural gas throughout 2012, and 2013, exploration activities have been curtailed in comparison to 2011. Additionally, we work closely with local municipalities and school districts to meet their needs that otherwise would be provided by the municipal bond market.

During the first nine months of 2013, residential real estate loans increased $5.3 million. Loan demand for conforming mortgages, which the Company typically sells on the secondary market, remained strong for the first nine months of 2013. During the first nine months of 2013, $18.5 million of loans were sold on the secondary market, which compares to $21.9 million for the comparable period in 2012. In addition, due to the decline in demand for non-conforming mortgages and the difficult investment environment, the Company decided during the first part of 2013 that certain 15 year mortgage loans that met secondary market standards would not be sold on the secondary market, but would instead be held as part of the Bank’s residential real estate portfolio. During the first nine months of 2013, the Company decided not to sell $6.9 million of residential mortgages that met secondary market standards. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income in the Consolidated Statement of Income.  Management continues to look for ways to ensure that our customers choose the Company for their mortgage needs. This includes partnering with a third party to provide access to government supported loan programs sponsored by the Federal Housing Administration and the U.S. Department of Veteran Affairs and to implement technologies that improve customer service, by making it easier and more efficient for customers to obtain a mortgage.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the nine months ended September 30, 2013 and for the years ended December 31, 2012, 2011, 2010 and 2009 (dollars in thousands):

	September 30,	December 31,
	2013	2012	2011	2010	2009
Balance
at beginning of period	$ 6,784	$ 6,487	$ 5,915	$ 4,888	$ 4,378
Charge-offs:
Real estate:
Residential	(15)	(95)	(101)	(147)	(76)
Commercial	-	(2)	(29)	(53)	(236)
Agricultural	-	-	-	-	(1)
Consumer	(42)	(54)	(71)	(35)	(80)
Commercial and other loans	(1)	(21)	(6)	(173)	(153)
Total loans charged-off	(58)	(172)	(207)	(408)	(546)
Recoveries:
Real estate:
Residential	3	-	-	4	1
Commercial	-	9	15	11	1
Agricultural	-	-	-	-	-
Consumer	26	33	57	45	52
Commercial and other loans	-	7	32	120	77
Total loans recovered	29	49	104	180	131

Net loans charged-off	(29)	(123)	(103)	(228)	(415)
Provision charged to expense	315	420	675	1,255	925
Balance at end of year	$ 7,070	$ 6,784	$ 6,487	$ 5,915	$ 4,888

Loans outstanding at end of period	$ 522,332	$ 502,463	$ 487,509	$ 473,517	$ 456,384
Average loans outstanding, net	$ 512,445	$ 496,822	$ 474,972	$ 468,620	$ 442,921
Non-performing assets:
Non-accruing loans	$ 8,697	$ 8,067	$ 9,165	$ 11,853	$ 5,871
Accrual loans - 90 days or more past due	588	506	275	692	884
Total non-performing loans	$ 9,285	$ 8,573	$ 9,440	$ 12,545	$ 6,755
Foreclosed assets held for sale	501	616	860	693	302
Total non-performing assets	$ 9,786	$ 9,189	$ 10,300	$ 13,238	$ 7,057

Annualized net charge-offs to average loans	0.01%	0.02%	0.02%	0.05%	0.09%
Allowance to total loans	1.35%	1.35%	1.33%	1.25%	1.07%
Allowance to total non-performing loans	76.14%	79.13%	68.72%	47.15%	72.36%
Non-performing loans as a percent of loans
net of unearned income	1.78%	1.71%	1.94%	2.65%	1.48%
Non-performing assets as a percent of loans
net of unearned income	1.87%	1.83%	2.11%	2.80%	1.55%

Management believes it uses the best information available when estimating the allowance for loan losses and that the allowance for loan losses is adequate as of September 30, 2013.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, continued high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The balance in the allowance for loan losses was $7,070,000 or 1.35% of total loans as of September 30, 2013 as compared to $6,784,000 or 1.35% of loans as of December 31, 2012.  The $286,000 increase is a result of a $315,000 provision for the first nine months less net charge-offs of $29,000. Net charge-offs for all of 2012 were $123,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of September 30, 2013 and December 31, 2012, 2011, 2010 and 2009:

	September 30,		December 31
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$ 956	35.1	$ 875	35.4	$ 805	37.7	$ 969	39.1	$ 801	42.7
Commercial, agricultural	4,412	37.6	4,437	38.8	4,132	37.9	3,380	36.2	2,864	33.6
Construction	112	3.5	38	2.4	15	1.7	22	2.1	20	1.2
Consumer	114	1.9	119	2.1	111	2.2	108	2.4	131	2.6
Commercial and other loans	964	10.4	728	9.5	674	9.1	983	10.0	918	9.7
State & political subdivision loans	313	11.5	271	11.8	235	11.4	137	10.1	93	10.1
Unallocated	199	N/A	316	N/A	515	N/A	316	N/A	61	N/A
Total allowance for loan losses	$ 7,070	100.0	$ 6,784	100.0	$ 6,487	100.0	$ 5,915	100.0	$ 4,888	100.0

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate total 37.6% of the loan portfolio, 62.4% of the allowance is assigned to this segment of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions.

The following table identifies amounts of loans contractually past due 30 to 89 days and non-performing loans by loan category, as well as the change from December 31, 2012 to September 30, 2013 in non-performing loans(dollars in thousands). Non-performing loans include those loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	September 30, 2013				December 31, 2012
		Non-Performing Loans				Non-Performing Loans
	30 - 90 Days	90 Days Past	Non-	Total Non-	30 - 90 Days	90 Days Past	Non-	Total Non-
	Past Due	Due Accruing	accrual	Performing	Past Due	Due Accruing	accrual	Performing
Real estate:
Residential	$ 1,633	$ 289	$ 701	$ 990	$ 1,108	$ 332	$ 663	$ 995
Commercial	1,115	299	7,521	7,820	597	152	7,042	7,194
Agricultural	125	-	-	-	54	-	-	-
Construction	-	-	-	-	-	-	-	-
Consumer	47	-	15	15	87	4	-	4
Commercial and other loans	17	-	460	460	932	18	362	380
Total nonperforming loans	$ 2,937	$ 588	$ 8,697	$ 9,285	$ 2,778	$ 506	$ 8,067	$ 8,573

	Change in Non-Performing Loans
	September 30, 2013 /December 31, 2012
	Amount	%
Real estate:
Residential	$ (5)	(0.5)
Commercial	626	8.7
Agricultural	-	N/A
Construction	-	N/A
Consumer	11	275.0
Commercial and other loans	80	21.1
Total nonperforming loans	$ 712	8.3

For the nine month period ending September 30, 2013, we recorded a provision for loan losses of $315,000, which compares to $315,000 for the same time period in 2012. Non-performing loans increased $712,000 or 8.3%, from December 31, 2012 to September 30, 2013. The increase was primarily attributable to one customer with a total relationship of approximately $584,000 being placed on non-accrual status during 2013. Approximately 72.0% of the Bank’s non-performing loans are associated with the following four customer relationships:

•
A commercial customer with a total loan relationship of $4.2 million secured by 164 residential properties was considered non-accrual as of September 30, 2013. In the first quarter of 2011, the Company and borrower entered into a forbearance agreement to restructure the debt. As a result of all loan payments being made on the loans through September 30, 2013, there is no specific reserve allocation as of September 30, 2013 and the loan continues to pay in accordance with the restructured agreement. During the first nine months of 2013, the Bank updated a sample of appraised values of the collateral associated with this relationship and performed other reviews to ensure that there was not a significant change in the collateral values. This review did not identify any significant changes in the collateral and as a result, the Bank believes that the loan is well collateralized. In July of 2013, the customer filed for bankruptcy under Chapter 11. We are evaluating what if any impact this will have on the collateral and on the loan payments.

•
A commercial customer with a relationship of approximately $969,000 was considered non-accrual as of September 30, 2013. $669,000 of the relationship is subject to USDA guarantees. The current economic conditions related to the timber industry have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and guarantees and determined that a specific reserve allocation of $113,000 was required as of September 30, 2013 based on the appraised value of collateral.

•
A commercial customer with a relationship of approximately $936,000 secured by real estate was considered non-accrual as of September 30, 2013. The current economic conditions have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and determined that a specific reserve allocation of $221,000 was required as of September 30, 2013 based on the appraised value of collateral.

•
A commercial customer with a relationship of approximately $584,000 secured by real estate was considered non-accrual as of September 30, 2013. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer. Management reviewed the collateral and determined that a specific reserve allocation of $52,000 was required as of September 30, 2013 based on the appraised value of collateral.

Management of the Bank believes that the allowance for loan losses is adequate, which is based on the following factors:

•	While non-performing loans are still higher than the Company’s historical levels, 45.2% of this balance is associated with one customer, whose debt is current through September 30, 2013.
•	Net and gross charge-offs continue to be low in relation to the size of the Bank’s loan portfolio and compared to our peer group.
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

Bank Owned Life Insurance

The Company purchased bank owned life insurance to offset future employee benefit costs.  As of September 30, 2013, the cash surrender value of this life insurance is $14,554,000, which has resulted in income recognized in the first nine months ended September 30, 2013 of $377,000 compared to $378,000 during the comparable period in 2012. The use of life insurance policies provides the Bank with an asset that will generate earnings to partially offset the current costs of benefits and eventually (at the death of the individuals) provides partial recovery of cash outflows associated with the benefits.

Premises and Equipment

Premises and equipment decreased from $11.5 million at December 31, 2012 to $11.3 million at September 30, 2013. This occurred primarily as a result of depreciation for 2013 of $454,000 offset by purchases totaling approximately $192,000.

Deposits

The following table shows the composition of deposits as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	September 30,		December 31,
	2013		2012
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 89,716	11.8	$ 89,494	12.1
NOW accounts	216,643	28.5	201,804	27.4
Savings deposits	93,261	12.3	87,836	11.9
Money market deposit accounts	90,770	12.0	83,423	11.3
Certificates of deposit	268,266	35.4	274,539	37.3
Total	$ 758,656	100.0	$ 737,096	100.0

	September 30, 2013/
	December 31, 2012
	Change
	Amount	%
Non-interest-bearing deposits	$ 222	0.2
NOW accounts	14,839	7.4
Savings deposits	5,425	6.2
Money market deposit accounts	7,347	8.8
Certificates of deposit	(6,273)	(2.3)
Total	$ 21,560	2.9

Deposits increased $21.6 million since December 31, 2012. The biggest increase was in NOW accounts, with the majority related to state and political organizations, which received additional impact fee funds associated with the exploration for natural gas in the Marcellus Shale. These funds are collected by the State of Pennsylvania and subsequently disbursed to other political organizations twice a year. Additionally, we believe that our historical financial performance, reputation as a strong, local community bank, acquisitions of local competitors from institutions outside of our general market area and our focus on developing relationships with the local municipalities has positioned the Company as a leading financial institution within our service area with the ability to meet our customers’ needs and expectations.

Similar to the prior year, as CD’s mature, customers are converting the balances to other interest bearing deposits at the bank, including NOW accounts, savings accounts and money market accounts. This is occurring as customers want to retain more liquid deposits during this low rate environment. The Bank currently does not have any outstanding brokered certificates of deposit.

Borrowed Funds

Borrowed funds decreased $3.0 million during the first nine months of 2013. The decrease was the result of repaying $10.8 million of maturing terms notes from the FHLB and a decrease of $1.1 million in the balances outstanding under repurchase agreements. The decreases were offset by an increase in overnight borrowings of $8.9 million as of September 30, 2013. The Bank’s current strategy for borrowings is to consider replacing any maturities with seven to ten year term borrowings due to the current interest rate environment, while considering loan and investment opportunities and the Bank’s current liquidity position. As a result of the rise in rates in the third quarter, the Company borrowed funds overnight instead of obtaining long-term borrowings to fund the loan and investment growth that occurred in excess of deposit growth. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

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

In December, 2008, the Company entered into an interest rate swap agreement to convert the above mentioned floating-rate debt to fixed rate debt on a notional amount of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreement was entered into on December 17, 2008 and expires December 17, 2013.  The fair value of the interest rate swap at September 30, 2013 was a liability of $46,000 and is included within other liabilities on the Consolidated Balance Sheet.

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

Total stockholders’ equity was $90.4 million at September 30, 2013 compared to $89.5 million at December 31, 2012, an increase of $905,000 or 1.0%.  Excluding accumulated other comprehensive income (loss) stockholder’s equity increased $6.4 million, or 7.5%. The Company purchased 26,842 shares of treasury stock at a weighted average cost of $47.75 per share, of which 3,600 shares were reissued in 2013, and purchased 3,027 shares that were awarded as part of the restricted stock plan at a weighted average cost of $48.21. In the first nine months of 2013, the Company had net income of $10.1 million and paid dividends of $2.5 million, representing a cash dividend payout ratio of 25.2%. Not included in the dividends above, the Board of Directors accelerated the normal first quarter dividend of 2013 into 2012 due to the significant issues in Washington regarding the very complex fiscal cliff tax issues at the end of 2012 and its intent was to benefit shareholders that may have been affected by the potential tax increase on dividends during 2013. The accelerated dividend totaled $1,101,000. We also issued a five percent stock dividend to the Company’s shareholders, which had a market value of $7.2 million at its issuance.

All of the Company’s investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. As a result of the rise in long term interest rates in the third quarter of 2013, accumulated other comprehensive income (loss) associated with the change in investment securities decreased $5.7 million from December 31, 2012 and accounts for the majority of the total change in accumulated other comprehensive income of $5.4 million.

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

	September 30,		December 31,
	2013		2012
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$ 97,831	18.10%	$ 90,889	17.50%
For capital adequacy purposes	43,248	8.00%	41,546	8.00%
To be well capitalized	54,060	10.00%	51,932	10.00%

Tier I capital (to risk-weighted assets)
Company	$ 90,755	16.79%	$ 84,166	16.21%
For capital adequacy purposes	21,624	4.00%	20,773	4.00%
To be well capitalized	32,436	6.00%	31,159	6.00%

Tier I capital (to average assets)
Company	$ 90,755	10.29%	$ 84,166	9.70%
For capital adequacy purposes	35,278	4.00%	34,692	4.00%
To be well capitalized	44,097	5.00%	43,366	5.00%

The Bank’s computed risk-based capital ratios are as follows (dollars in thousands):

	September 30,		December 31,
	2013		2012
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$ 95,372	17.70%	$ 87,215	16.84%
For capital adequacy purposes	43,100	8.00%	41,425	8.00%
To be well capitalized	53,875	10.00%	51,781	10.00%

Tier I capital (to risk-weighted assets)
Bank	$ 88,518	16.43%	$ 80,702	15.59%
For capital adequacy purposes	21,550	4.00%	20,713	4.00%
To be well capitalized	32,325	6.00%	31,069	6.00%

Tier I capital (to average assets)
Bank	$ 88,518	10.05%	$ 80,702	9.32%
For capital adequacy purposes	35,224	4.00%	34,634	4.00%
To be well capitalized	44,029	5.00%	43,293	5.00%

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2013 (in thousands):

Commitments to extend credit	$90,233
Standby letters of credit	6,098
$96,331

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at September 30, 2013 was $12,625,000.  The Company reserves the right to discontinue this service without prior notice.

Liquidity

Liquidity is a measure of the Company's ability to efficiently meet normal cash flow requirements of both borrowers and depositors.  To maintain proper liquidity, we use funds management policies, which include liquidity target ratios, along with our investment policies to assure we can meet our financial obligations to depositors, credit customers and stockholders.  Liquidity is needed to meet depositors' withdrawal demands, extend credit to meet borrowers' needs, provide funds for normal operating expenses and cash dividends, and to fund other capital expenditures.

Cash generated by operating activities, investing activities and financing activities influences liquidity management. Our Company's historical activity in this area can be seen in the Consolidated Statement of Cash Flows.  The most important source of funds is core deposits.  Repayment of principal on outstanding loans and cash flows created from the investment portfolio are also factors in liquidity management.  Other sources of funding include brokered certificates of deposit and the sale of loans or investments, if needed.

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other significant uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures, during the first nine months of 2013 were $339,000, compared to $179,000 during the same time period in 2012.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short-term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $246.3 million, of which $28.1 million was outstanding at September 30, 2013. Additionally, we have a Federal funds line totaling $10.0 million from a third party bank at market rates.  This line is not drawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $13.7 million, which also is not drawn upon as of September 30, 2013. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At September 30, 2013, Citizens Financial Services, Inc. had liquid assets of $1.3 million.

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

Our Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management process that will effectively identify, measure, and monitor our Company's risk exposure. We use numerous interest rate simulations employing a variety of assumptions to evaluate our interest rate risk exposure.  Various analyses performed in the third quarter of 2013 ranging from a decrease in interest rates of 100 basis points to an increase in interest rates of 500 basis points result in variances over the next twelve to twenty four months that are within policy risk limits set by the Company’s Board of Directors.

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

(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission on March 27, 2012. Except as set forth below, as of September 30, 2013, the risk factors of the Company have not changed materially from those disclosed in our Annual Report on Form 10-K.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules are uncertain.

In July 2013, the Office of the Comptroller of the Currency and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to the Bank and the Company. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for the Bank and the Company on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios.  The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also revises the rules for calculating risk-weighted assets to enhance their risk sensitivity. The final rule also establishes a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. As a result, under the new rules, if the Bank fails to maintain the buffer, the Company will be subject to limits, and possibly prohibitions, on its ability to obtain capital distributions from Bank. If the Company does not receive sufficient cash dividends from the Bank, then the Company may not have sufficient funds to pay dividends on its common stock, service its debt obligations, if any, or repurchase its common stock.  In addition, if the Bank fails to maintain the buffer, the Company may be limited in its ability to pay certain cash bonuses to its executive officers which may make it more difficult to retain key personnel.

The application of more stringent capital requirements for the Bank and the Company could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions such as limitations or prohibitions on the ability to pay dividends, repurchase shares or pay discretionary bonuses.  While we are continuing to review the impact of the new rules, there can be no assurance that they will not have a material impact on our business, financial condition and results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
7/1/13 to 7/31/13	-	$0.00	-	114,821
8/1/13 to 8/31/13	8,341	$47.39	8,341	106,480
9/1/13 to 9/30/13	13,700	$47.90	13,700	92,780
Total	22,041	$47.71	22,041	92,780

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
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Cash Flows (unaudited) and (v) related notes (unaudited).

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

Citizens Financial Services, Inc.

November 7, 2013	By:	/s/ Randall E. Black
Randall E. Black
President and Chief Executive Officer (Principal Executive Officer)

Company Name

November 7, 2013	By:	/s/ Mickey L. Jones
Mickey L. Jones
Chief Financial Officer (Principal Accounting Officer)