Form 10-K
period 2013-12-31
CITIZENS FINANCIAL SERVICES INC
filed 2014-03-06
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

■     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2013

or

□     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-13222

CITIZENS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	23-2265045
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
15 South Main Street, Mansfield, Pennsylvania	16933
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(570) 662-2121

Securities registered pursuant to Section 12(b) of the Act:	None

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
    □  Yes     ■  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $132,608,894 as of June 30, 2013.

As of February 21, 2014, there were 3,019,134 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference to the Registrant’s Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders.

Citizens Financial Services, Inc. Form 10-K INDEX
Page
PART I
ITEM 1 – BUSINESS	1 – 8
ITEM 1A – RISK FACTORS	8 – 13
ITEM 1B – UNRESOLVED STAFF COMMENTS	13
ITEM 2 – PROPERTIES	13
ITEM 3 – LEGAL PROCEEDINGS	14
ITEM 4 – MINE SAFETY DISCLOSURES	14
PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	15 – 16
ITEM 6 – SELECTED FINANCIAL DATA	17
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18 – 47
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	47
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	48 – 94
ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	95
ITEM 9A – CONTROLS AND PROCEDURES	95
ITEM 9B– OTHER INFORMATION	95
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	96
ITEM 11 – EXECUTIVE COMPENSATION	96
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	96 – 97
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	97
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES	97
PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	98 – 99
SIGNATURES	100

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

The Bank’s main office is located at 15 South Main Street, Mansfield, (Tioga County) Pennsylvania.  The Bank’s primary market area consists of the Pennsylvania Counties of Bradford, Potter and Tioga in north central Pennsylvania.  It also includes Allegany, Steuben, Chemung and Tioga Counties in Southern New York.  The economy of the Bank’s market area is diversified and includes manufacturing industries, wholesale and retail trade, service industries, family farms and the production of natural resources of gas and timber.  We are dependent geographically upon the economic conditions in north central Pennsylvania and the southern tier of New York.  In addition to the main office, the Bank has 16 other full service branch offices in its market area and two loan production offices located in Clinton and Luzerne Counties in Pennsylvania.

As of December 31, 2013, the Bank had 169 full time employees and 31 part-time employees, resulting in 186 full time equivalent employees at our corporate offices and other banking locations.

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

The Dodd-Frank Act requires the FRB to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depository institutions; the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless (i) such securities are issued by bank holding companies with assets of less than $500 million or (ii) such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The exclusion of such proceeds will be phased in over a three year period beginning in 2013.

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

The Dodd-Frank Act made many other changes in banking regulation. Those include allowing depository institutions, for the first time, to pay interest on business checking accounts, requiring originators of securitized loans to retain a percentage of the risk for transferred loans, establishing regulatory rate-setting for certain debit card interchange fees and establishing a number of reforms for mortgage originations. Effective October 1, 2011, the debit-card interchange fee was capped at $0.21 per transaction, plus an additional 5 basis point charge to cover fraud losses. These fees are much lower than the current market rates. Although the regulation only impacts banks with assets above $10 billion, we believe that the provisions could result in a reduction in interchange revenue in the future.

The Dodd-Frank Act also broadened the base for FDIC insurance assessments. The FDIC was required to promulgate rules revising its assessment system so that it is based on the average consolidated total assets less tangible equity capital of an insured institution instead of deposits. That rule took effect April 1, 2011. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.

Under provisions of the Dodd-Frank Act referred to as the “Volcker Rule” certain limitations are placed on the ability of bank holding companies and their affiliates to engage in sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds (collectively “covered funds”). The Volcker Rule also places restrictions on proprietary trading, which could impact certain hedging activities. The Volcker Rule becomes fully effective in July 2015. We do not expect this rule to have a material impact on the Company.

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

CURRENT CAPITAL REQUIREMENTS

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

NEW CAPITAL RULE – BASEL III

On July 9, 2013, the federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period.

The new capital requirements also include changes in the risk weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and nonresidential mortgage loans that are 90 days past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

It is management’s belief that, as of December 31, 2013, we would meet all capital adequacy requirements under the new capital rules on a fully phased-in basis if such requirements were currently effective.

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

Under Pennsylvania law, the Bank may only declare and pay dividends from its accumulated net earnings.  In addition, the Bank may not declare and pay dividends from the surplus funds that Pennsylvania law requires that it maintain.  Under these policies and subject to the restrictions applicable to the Bank, the Bank could have declared, during 2013, without prior regulatory approval, aggregate dividends of approximately $19.2 million, plus net profits earned to the date of such dividend declaration.

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

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital (as of June 30, 2009), capped at ten basis points of an institution’s deposit assessment base, in order to cover losses to the DIF.  That special assessment was collected on September 30, 2009.  In lieu of further special assessments, however, the FDIC required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012.  That prepayment, which included an assumed annual assessment base increase of 5%, was recorded as a prepaid expense asset as of December 30, 2009.  As of December 31, 2009, and each quarter through June of 2013, a charge to earnings was recorded for each regular assessment with an offsetting credit to the prepaid asset, after which the remaining prepaid asset was repaid by the FDIC and a quarterly assessment was charged on an accrual basis.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts.  That coverage was made permanent by the Dodd-Frank Act

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended December 31, 2011 averaged 0.925 basis points of assessable deposits.

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

FEDERAL RESERVE SYSTEM

Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily NOW and regular checking accounts). Beginning January 23, 2014, the Bank is required to maintain average daily reserves equal to 3% on aggregate transaction accounts of up to $89.0 million, plus 10% on the remainder, and the first $13.3 million of otherwise reservable balances will be exempt. These reserve requirements are subject to adjustment by the FRB.  The Bank is in compliance with the foregoing requirements.

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

When we loan money we incur the risk that our borrowers do not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. A decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, bank regulators may require us to make a provision for loan losses or otherwise recognize further loan charge-offs following their periodic review of our loan portfolio, our underwriting procedures, and our loan loss allowance. Any increase in our allowance for loan losses or loan charge-offs as required by such regulatory authorities could have a material adverse effect on our financial condition and results of operations. Our allowance for loan losses amounted to $7.1 million, or 1.31% of total loans outstanding and 80.7% of nonperforming loans, at December 31, 2013. Our allowance for loan losses at December 31, 2013 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at December 31, 2013, we had a total of 20 loan relationships with outstanding balances that exceeded $3.0 million, 19 of which were performing according to their original terms. However, the deterioration of one or more of these loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

Our emphasis on commercial real estate, agricultural, construction and municipal lending may expose us to increased lending risks.

At December 31, 2013, we had $193.1 million in loans secured by commercial real estate, $22.0 million in agricultural loans, $8.9 million in construction loans and $65.9 million in municipal loans. Commercial real estate loans, agricultural, construction and municipal loans represented 35.7%, 4.1%, 1.7% and 12.2%, respectively, of our loan portfolio.  At December 31, 2013, we had $4.9 million of reserves specifically allocated to these loan types.  While commercial real estate, agricultural, construction and municipal loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio monthly and at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2013, our investment portfolio included available for sale investment securities with an amortized cost of $317.5 million and a fair value of $317.3 million, which included unrealized losses on 98 securities totaling $4.7 million.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down theses securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

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

The Bank’s primary market area consists of the Pennsylvania Counties of Bradford, Potter, and Tioga in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga Counties in Southern New York.  As of December 31, 2013, management estimates that approximately 92.8% of deposits and 78.2% of loans came from households whose primary address is located in the Bank’s primary market area.  Because of the Bank’s concentration of business activities in its market area, the Company’s financial condition and results of operations depend upon economic conditions in its market area.  Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.  Conditions such as inflation, recession, unemployment, high interest rates and short money supply and other factors beyond our control may adversely affect our profitability.  We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the States of Pennsylvania and New York could adversely affect the value of our assets, revenues, results of operations and financial condition.  Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

A return of recessionary conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven, and unemployment levels remain high. Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged deteriorating economic conditions and/or continued negative developments in the domestic and international credit markets could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

Regulation of the financial services industry is undergoing major changes, and future legislation could increaseour cost of doing business or harm our competitive position.

We are subject to extensive regulation, supervision and examination by the FRB and the PDB, our primary regulators, and by the FDIC, as insurer of our deposits.  Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of our common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

In 2010 and 2011, in response to the financial crisis and recession that began in 2008, significant regulatory and legislative changes resulted in broad reform and increased regulation impacting financial institutions.  The Dodd-Frank Act has created a significant shift in the way financial institutions operate.  The Dodd-Frank Act also created the Consumer Financial Protection Bureau to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators.  The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009.  The full impact of the Dodd-Frank Act on our business and operations will not be known for years until all the regulations fully implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs.  Any further legislative changes could have a material impact on our profitability.  Future legislative changes could require changes to business practices or force us to discontinue businesses and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

Additionally, in early July 2013, the FRB approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. Basel III and the regulations of the federal banking agencies require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. Compliance with these rules will impose additional costs on us.

We are periodically subject to examination and scrutiny by a number of banking agencies and, depending upon the findings and determinations of these agencies, we may be required to make adjustments to our business that could adversely affect us.

Federal and state banking agencies periodically conduct examinations of our business, including compliance with applicable laws and regulations. If, as a result of an examination, a banking agency was to determine that the financial condition, capital resources, asset quality, asset concentration, earnings prospects, management, liquidity, sensitivity to market risk or other aspects of any of our operations has become unsatisfactory, or that we or our management is in violation of any law or regulation, it could take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the asset composition of our portfolio or balance sheet, to assess civil monetary penalties against our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance.  If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.

Strong competition within the Bank’s market area could hurt profits and slow growth.

The Bank faces intense competition both in making loans and attracting deposits.  This competition has made it more difficult for the Bank to make new loans and at times has forced the Bank to offer higher deposit rates.  Price competition for loans and deposits might result in the Bank earning less on loans and paying more on deposits, which would reduce net interest income.  Competition also makes it more difficult to increase loans and deposits.  As of June 30, 2013, which is the most recent date for which information is available, for those counties in which the Bank has branches, we held 35.1% of the deposits in Bradford, Potter and Tioga Counties, Pennsylvania, which was the largest share of deposits out of eight financial institutions with offices in the area, and 6.3% of the deposits in Allegany County, New York, which was the fourth largest share of deposits out of five financial institutions with offices in this area.  Competition also makes it more difficult to hire and retain experienced employees.  Some of the institutions with which the Bank competes have substantially greater resources and lending limits than the Bank has and may offer services that the Bank does not provide.  Management expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  The Bank’s profitability depends upon its continued ability to compete successfully in its market area.

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

Our risk management framework may not be effective in mitigating risks and/or losses to us.

We have implemented a risk management framework to manage our risk exposure.  This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance.  Our framework also includes financial or other modeling methodologies which involve management assumptions and judgment.  There is no assurance that our risk management framework will be effective under all circumstances or that it will adequately mitigate any risk or loss to us.  If our framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially and adversely affected.  We may also be subject to potentially adverse regulatory consequences.

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

The net book value of owned banking facilities and leasehold improvements totaled $10,395,000 as of December 31, 2013.  The properties are adequate to meet the needs of the employees and customers. We have equipped all of our facilities with current technological improvements for data processing.

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

			Dividends			Dividends
	2013		declared	2012		declared
	High	Low	per share	High	Low	per share
First quarter	$ 47.62	$ 40.05	$ 0.272	$ 36.39	$ 33.42	$ 0.279
Second quarter	49.53	45.91	0.281	41.09	35.64	0.284
Third quarter	49.24	46.05	0.285	46.00	39.31	0.290
Fourth quarter	54.00	47.00	0.385	46.01	41.75	0.654

The Company has paid dividends since April 30, 1984, the effective date of our formation as a bank holding company. The Company's Board of Directors expects that comparable cash dividends will continue to be paid by the Company in the future; however, future dividends necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors in existence at the time the Board of Directors considers a dividend policy. Cash available for dividend distributions to stockholders of the Company comes primarily from dividends paid to the Company by the Bank. Therefore, restrictions on the ability of the Bank to make dividend payments are directly applicable to the Company.  Under the Pennsylvania Business Corporation Law of 1988, the Company may pay dividends only if, after payment, the Company would be able to pay debts as they become due in the usual course of our business and total assets will be greater than the sum of total liabilities.  These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions. Also see “Supervision and Regulation – Regulatory Restrictions on Bank Dividends,” “Supervision and Regulation – Holding Company Regulation,” and “Note 14 – Regulatory Matter” to the consolidated financial statements.

The Company distributed a 5% stock dividend on June 28, 2013 to all shareholders of record as of June 21, 2013. All per share calculations were adjusted to reflect the stock dividend.

As of February 21, 2014, the Company had approximately 1,558 stockholders of record.  The computation of stockholders of record excludes investors whose shares were held for them by a bank or broker at that date. The following table presents information regarding the Company’s stock repurchases during the three months ended December 31, 2013:

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

10/1/13 to 10/31/13	-	-	-	92,780
11/1/13 to 11/31/13	4,031	$47.19	4,031	88,749
12/1/13 to 12/31/13	274	$48.65	274	88,475
Total	4,305	$47.29	4,305	88,475

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

Set forth below is a line graph comparing the yearly dollar changes in the cumulative shareholder return on the Company’s common stock against the cumulative total return of the S&P 500 Stock index, NASDAQ Bank Index, and SNL Mid-Atlantic Bank Index for the period of six fiscal years assuming the investment of $100.00 on December 31, 2007 and assuming the reinvestment of dividends. The shareholder return shown on the graph below is not necessarily indicative of future performance and was obtained from SNL Financial LC, Charlottesville, VA.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Citizens Financial Services, Inc.	$ 100.00	$ 103.26	$ 144.43	$ 217.74	$ 211.55	$ 276.86	$ 374.26
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59	143.77
SNL Bank NASDAQ	100.00	72.62	58.91	69.51	61.67	73.51	105.65
SNL Mid-Atlantic Bank	100.00	55.09	57.99	67.65	50.82	68.08	91.77
SNL Bank $500M-$1B	100.00	64.08	61.03	66.62	58.61	75.14	97.43

ITEM 6 - SELECTED FINANCIAL DATA.

The following table sets forth certain financial data as of and for each of the years in the five year period ended December 31, 2013:

(in thousands, except share data)	2013	2012	2011	2010	2009
Interest income	$ 36,234	$ 38,085	$ 38,293	$ 39,000	$ 38,615
Interest expense	6,315	7,659	9,683	11,340	13,231
Net interest income	29,919	30,426	28,610	27,660	25,384
Provision for loan losses	405	420	675	1,255	925
Net interest income after provision
for loan losses	29,514	30,006	27,935	26,405	24,459
Non-interest income	6,828	7,233	6,582	6,197	5,959
Investment securities gains, net	441	604	334	99	139
Non-interest expenses	19,656	19,297	18,409	18,043	18,010
Income before provision for income taxes	17,127	18,546	16,442	14,658	12,547
Provision for income taxes	3,752	4,331	3,610	3,156	2,683
Net income	$ 13,375	$ 14,215	$ 12,832	$ 11,502	$ 9,864

Per share data:
Net income - Basic (1)	$ 4.42	$ 4.65	$ 4.16	$ 3.71	$ 3.18
Net income - Diluted (1)	4.42	4.65	4.16	3.71	3.18
Cash dividends declared (1)	1.22	1.51	1.09	1.02	0.95
Stock dividend	5%	1%	1%	1%	1%
Book value (1) (2)	30.94	27.89	24.88	21.86	19.18

End of Period Balances:
Total assets	$ 914,934	$ 882,427	$ 878,567	$ 812,526	$ 729,477
Total investments	317,301	310,252	318,823	251,303	198,582
Loans	540,612	502,463	487,509	473,517	456,384
Allowance for loan losses	7,098	6,784	6,487	5,915	4,888
Total deposits	748,316	737,096	733,993	680,711	605,559
Total borrowings	66,932	46,126	53,882	55,996	54,115
Stockholders' equity	92,056	89,475	81,468	68,690	61,527

Key Ratios
Return on assets (net income to average total assets)	1.51%	1.62%	1.52%	1.50%	1.42%
Return on equity (net income to average total equity)	14.89%	17.48%	17.86%	18.13%	17.65%
Equity to asset ratio (average equity to average total assets,
excluding other comprehensive income)	10.13%	9.26%	8.49%	8.25%	8.02%
Net interest margin	3.87%	3.99%	3.94%	4.19%	4.23%
Efficiency	48.12%	46.10%	46.23%	47.96%	51.91%
Dividend payout ratio (dividends declared divided by net income)	27.63%	32.37%	26.30%	27.50%	29.92%
Tier 1 leverage	10.42%	9.70%	8.83%	8.32%	8.15%
Tier 1 risk-based capital	16.44%	16.21%	14.94%	13.72%	12.69%
Total risk-based capital	17.75%	17.50%	16.23%	14.97%	13.77%
Nonperforming assets/total loans	1.88%	1.83%	2.11%	2.80%	1.55%
Nonperforming loans/total loans	1.63%	1.71%	1.94%	2.65%	1.48%
Allowance for loan losses/total loans	1.31%	1.35%	1.33%	1.25%	1.07%
Net charge-offs/average loans	0.02%	0.02%	0.02%	0.05%	0.09%

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

·
The financial markets could suffer a significant disruption, which may have a negative effect on our financial condition and that of our borrowers, and on our ability to raise money by issuing new securities.

·	It could take us longer than we anticipate implementing strategic initiatives designed to increase revenues or manage expenses, or we may be unable to implement those initiatives at all.
·	Acquisitions and dispositions of assets could affect us in ways that management has not anticipated.
·	We may become subject to new legal obligations or the resolution of litigation may have a negative effect on our financial condition or operating results.
·	We may become subject to new and unanticipated accounting, tax, or regulatory practices or requirements.
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

Our Company currently engages in the general business of banking throughout our service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung, and Tioga counties in Southern New York. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 20 banking facilities, 17 of which operate as bank branches.  In Pennsylvania, these offices are located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Wellsboro Weis Market store and the Mansfield Wal-Mart Super Center.  In New York, our office is in Wellsville.  We also have two loan production offices in Lock Haven and Dallas, Pennsylvania. We have recently filed a branch application to convert the loan production office in Lock Haven to a full service branch.

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

Reputational risk, or the risk to our business, earnings, liquidity, and capital from negative public opinion, could result from our actual or alleged conduct in a variety of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, ethical issues, or inadequate protection of customer information, which could include identify theft, or theft of customer information through third parties. We expend significant resources to comply with regulatory requirements. Failure to comply could result in reputational harm or significant legal or remedial costs. Damage to our reputation could adversely affect our ability to retain and attract new customers, and adversely impact our earnings and liquidity.

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

TRUST AND INVESTMENT SERVICES; OIL AND GAS SERVICES

Our Investment and Trust Division is committed to helping our customers meet their financial goals.  The Trust Division offers professional trust administration, investment management services, estate planning and administration, custody of securities and individual retirement accounts.  Assets held by the Bank in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Bank. As of December 31, 2013 and 2012, assets owned and invested by customers of the Bank through the Bank’s investment representatives totaled $102.5 million and $92.0 million, respectively.  Additionally, as summarized in the table below, the Trust Department had assets under management as of December 31, 2013 and 2012 of $99.4 million and $105.6 million, respectively.  The decrease in assets under management is due to net account withdrawals of $14.3 million offset by market valuation increases of $8.1 million.

(market values - in thousands)	2013	2012
INVESTMENTS:
Bonds	$ 15,729	$ 18,848
Stock	16,893	23,811
Savings and Money Market Funds	13,959	15,521
Mutual Funds	51,591	46,106
Mortgages	562	558
Real Estate	645	670
Miscellaneous	56	40
TOTAL	$ 99,435	$ 105,554
ACCOUNTS:
Trusts	$ 20,866	$ 27,313
Guardianships	226	982
Employee Benefits	39,819	37,588
Investment Management	38,510	39,647
Custodial	14	24
TOTAL	$ 99,435	$ 105,554

Our financial consultants offer full service brokerage services throughout the Bank’s market area.  Appointments can be made at any Bank branch.  The financial consultants provide financial planning which includes mutual funds, annuities, health and life insurance.  These products are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.

In addition to the trust and investment services offered we have an oil and gas division, which serves as a network of experts to assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. We have partnered with a professional firm to provide additional expertise and services to customers in our market who have been impacted by the Marcellus Shale exploration and drilling activities.  As of December 31, 2013, customers owning 8,365 acres have signed agreements with the Bank that provide for the Bank to manage oil and gas matters related to the customers land, which may include negotiating lease payments and royalty percentages, resolving leasing issues, accounting for and ensuring the accuracy of royalty checks, distributing revenue to satisfy investment objectives and providing customized reports outlining payment and distribution information.

RESULTS OF OPERATIONS

Net income for the twelve months ended December 31, 2013 was $13,375,000, which represents a decrease of $840,000, or 5.9%, when compared to the 2012 related period.  Net income for the twelve months ended December 31, 2012 was $14,215,000, which represents an increase of $1,383,000, or 10.8%, when compared to the 2011 related period.  Basic and diluted earnings per share were $4.42, $4.65, and $4.16 for the years ended 2013, 2012 and 2011, respectively.

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

The following table sets forth our Company’s average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created:

	Analysis of Average Balances and Interest Rates (1)
	2013			2012			2011
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	15,024	25	0.17	14,439	21	0.15	30,508	81	0.27
Total short-term investments	15,024	25	0.17	14,439	21	0.15	30,508	81	0.27
Interest bearing time deposits at banks	743	15	2.02	-	-	-	-	-	-
Investment securities:
Taxable	215,746	3,807	1.76	226,424	4,592	2.03	198,908	4,630	2.33
Tax-exempt (3)	92,911	5,159	5.55	94,221	5,608	5.95	90,794	5,555	6.12
Total investment securities	308,657	8,966	2.90	320,645	10,200	3.18	289,702	10,185	3.52
Loans:
Residential mortgage loans	181,887	10,941	6.02	183,408	11,746	6.40	181,394	12,396	6.83
Construction loans	13,098	647	4.94	10,746	605	5.63	7,043	437	6.20
Commercial & agricultural loans	252,242	14,794	5.87	235,073	14,699	6.25	223,586	14,297	6.39
Loans to state & political subdivisions	59,759	2,647	4.43	57,247	2,680	4.68	52,113	2,709	5.20
Other loans	9,762	802	8.22	10,348	871	8.42	10,836	921	8.49
Loans, net of discount (2)(3)(4)	516,748	29,831	5.77	496,822	30,601	6.16	474,972	30,760	6.48
Total interest-earning assets	841,172	38,837	4.62	831,906	40,822	4.91	795,182	41,026	5.16
Cash and due from banks	3,750			3,736			9,996
Bank premises and equipment	11,375			11,560			12,121
Other assets	29,905			30,782			28,816
Total non-interest earning assets	45,030			46,078			50,933
Total assets	886,202			877,984			846,115
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	209,275	791	0.38	200,486	791	0.39	190,810	919	0.48
Savings accounts	92,095	146	0.16	84,558	165	0.20	71,205	195	0.27
Money market accounts	85,688	405	0.47	73,102	316	0.43	57,742	299	0.52
Certificates of deposit	271,862	3,765	1.38	290,710	4,841	1.67	312,284	6,531	2.09
Total interest-bearing deposits	658,920	5,107	0.78	648,856	6,113	0.94	632,041	7,944	1.26
Other borrowed funds	42,214	1,208	2.86	52,484	1,546	2.95	55,483	1,739	3.13
Total interest-bearing liabilities	701,134	6,315	0.90	701,340	7,659	1.09	687,524	9,683	1.41
Demand deposits	87,496			85,890			79,086
Other liabilities	7,767			9,430			7,637
Total non-interest-bearing liabilities	95,263			95,320			86,723
Stockholders' equity	89,805			81,324			71,868
Total liabilities & stockholders' equity	886,202			877,984			846,115
Net interest income		32,522			33,163			31,343
Net interest spread (5)			3.72%			3.82%			3.75%
Net interest income as a percentage
of average interest-earning assets			3.87%			3.99%			3.94%
Ratio of interest-earning assets
to interest-bearing liabilities			1.20			1.19			1.16

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

Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the 34% Federal statutory rate.  Accordingly, tax equivalent adjustments for investments and loans have been made accordingly to the previous table for the years ended December 31, 2013, 2012 and 2011, respectively (in thousands):

	2013	2012	2011
Interest and dividend income from investment securities,
interest bearing time deposits and short-term investments (non-tax adjusted)	$ 7,252	$ 8,315	$ 8,377
Tax equivalent adjustment	1,754	1,906	1,889
Interest and dividend income from investment securities,
interest bearing time deposits and short-term investments (tax equivalent basis)	$ 9,006	$ 10,221	$ 10,266

	2013	2012	2011
Interest and fees on loans (non-tax adjusted)	$ 28,982	$ 29,770	$ 29,916
Tax equivalent adjustment	849	831	844
Interest and fees on loans (tax equivalent basis)	$ 29,831	$ 30,601	$ 30,760

	2013	2012	2011
Total interest income	$ 36,234	$ 38,085	$ 38,293
Total interest expense	6,315	7,659	9,683
Net interest income	29,919	30,426	28,610
Total tax equivalent adjustment	2,603	2,737	2,733
Net interest income (tax equivalent basis)	$ 32,522	$ 33,163	$ 31,343

The following table shows the tax-equivalent effect of changes in volume and rates on interest income and expense (in thousands):

             Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis

	2013 vs. 2012 (1)			2012 vs. 2011 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ 1	$ 3	$ 4	$ (32)	$ (28)	$ (60)
Interest bearing time deposits at banks	15	-	15	-	-	-
Investment securities:
Taxable	(209)	(576)	(785)	598	(636)	(38)
Tax-exempt	(77)	(372)	(449)	189	(136)	53
Total investment securities	(286)	(948)	(1,234)	787	(772)	15
Total investment income	(270)	(945)	(1,215)	755	(800)	(45)
Loans:
Residential mortgage loans	(96)	(709)	(805)	140	(790)	(650)
Construction loans	96	(54)	42	204	(36)	168
Commercial & agricultural loans	630	(535)	95	706	(304)	402
Loans to state & political subdivisions	144	(177)	(33)	253	(282)	(29)
Other loans	(48)	(21)	(69)	(42)	(8)	(50)
Total loans, net of discount	726	(1,496)	(770)	1,261	(1,420)	(159)
Total Interest Income	456	(2,441)	(1,985)	2,016	(2,220)	(204)
Interest Expense:
Interest-bearing deposits:
NOW accounts	17	(17)	-	49	(177)	(128)
Savings accounts	18	(37)	(19)	55	(85)	(30)
Money Market accounts	57	32	89	45	(28)	17
Certificates of deposit	(299)	(777)	(1,076)	(428)	(1,262)	(1,690)
Total interest-bearing deposits	(207)	(799)	(1,006)	(279)	(1,552)	(1,831)
Other borrowed funds	(295)	(43)	(338)	(91)	(102)	(193)
Total interest expense	(502)	(842)	(1,344)	(370)	(1,654)	(2,024)
Net interest income	$ 958	$ (1,599)	$ (641)	$ 2,386	$ (566)	$ 1,820

 (1) The portion of total change attributable to both volume and rate changes, which cannot be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

2013 vs. 2012

Tax equivalent net interest income for 2013 was $32,522,000 compared with $33,163,000 for 2012, a decrease of $641,000 or 1.9%. Total interest income decreased $1,985,000, as total investment income decreased $1,215,000 and loan interest income decreased $770,000. Offsetting the decrease in interest income, interest expense decreased $1,344,000 from 2012.

Total tax equivalent interest income from investment securities decreased $1,234,000 in 2013 from 2012.  The average balance of investment securities decreased $12.0 million, which had an effect of decreasing interest income by $286,000 due to volume.  The average tax-effected yield on our investment portfolio decreased from 3.18% in 2012 to 2.90% in 2013.  This had the effect of decreasing interest income by $948,000 due to rate, the majority of which was related to taxable securities whose yield decreased from 2.03% in 2012 to 1.76% in 2013. During 2013, rates on the short end of the curve experienced very little change, while the long end of the curve experienced a rise in excess of 100 basis points. In addition, during the fourth quarter of 2013, the Federal Reserve reduced the amount of quantitative easing it was providing to the market and indicated that a further reduction could be expected, while at the same time committing to low short term rates. This has resulted in a relatively steep yield curve. As a result, the investment strategy as of the end of 2013 has been to purchase agency securities with maturities of less than five years and high quality municipal bonds with high coupons. Due to the steepness of the yield curve of maturities between two to five years, the Bank has provided itself some protection to rising rates, if they occur. Additionally, high coupon municipal bonds have less price volatility in rising rate scenarios than similar lower coupon bonds. We believe this strategy will enable us to reinvest cash flows in the next two to five years when and if investment opportunities improve.

In total, loan interest income decreased $770,000 in 2013 from 2012.  The average balance of our loan portfolio increased by $19.9 million in 2013 compared to 2012, which resulted in an increase in interest income of $726,000 due to volume.  Offsetting this was a decrease in average yield on total loans from 6.16% in 2012 to 5.77% in 2013 resulting in a decrease in interest income of $1,496,000 due to rate.

Specifically, interest income on residential mortgage loans decreased $805,000, $709,000 of which is attributable to rate as the average yield on residential mortgages decreased from 6.40% in 2012 to 6.02% in 2013. There was also a decrease due to volume of $96,000, as the average balance of residential mortgage loans decreased $1.5 million.  Due to continued, low mortgage interest rates on conforming mortgages during 2013, the Company decided to sell most conforming mortgage loans originated by the Bank to minimize interest rate risk in rising rate environments.  During 2013, conforming loans totaling $20,239,000 were originated and sold on the secondary market. Currently, all loans sold by the Bank are sold without recourse, with servicing retained.

The average balance of construction loans increased $2.4 million from 2012 to 2013, which had a positive impact of $96,000 on interest income. This was offset by a decrease due to a reduction in yield of $54,000 as the average yield on construction loans decreased from 5.63% in 2012 to 4.94% in 2013. The average balance of commercial and agricultural loans increased $17.2 million from 2012 to 2013 which had a positive impact of $630,000 on total interest income due to volume.  We continue to focus on this segment of the loan portfolio, utilizing an experienced lending staff. Offsetting the increase due to volume, the average yield on commercial and agricultural loans decreased from 6.25% in 2012 to 5.87% in 2013, decreasing interest income by $535,000. The decreasing yield was the result of competitive pressures to obtain and retain quality credits in the current economic environment as well as the fact that existing loans are repricing in a lower rate environment. The average balance of loans to state and political subdivisions increased $2.5 million from 2013 to 2012 primarily as a result of municipalities in our area that continued to borrow funds to ensure compliance with U.S. Environmental Protection Agency laws and regulations impacting the Chesapeake Bay watershed. This had a positive impact of $144,000 on total interest income due to volume. Offsetting this, the average tax equivalent yield on loans to state and political subdivisions decreased from 4.68% in 2012 to 4.43% in 2013, decreasing interest income by $177,000. The decreasing yield was again largely due to competitive pressures to obtain and retain quality credits in the current economic environment.

Total interest expense decreased $1,344,000 in 2013 compared to 2012.  The decrease is primarily attributable to a change in average rate from 1.09% in 2012 to .90% in 2013, which had the effect of decreasing interest expense by $842,000. The continued low interest rate environment prompted by the Federal Reserve had the effect of decreasing our short-term borrowing costs as well as rates on all deposit products. While the Company’s rates on deposit products are below historical averages they are competitive with rates paid by other institutions in the marketplace. The average balance of interest bearing liabilities decreased $206,000 from 2012 to 2013. Certificates of deposit and other borrowed funds decreased $18.8 million and $10.3 million, respectively, which resulted in a decrease in interest expense due to volume of $502,000. These decreases were offset by increases in NOW accounts of $8.8 million, savings accounts of $7.5 million and money market accounts of $12.6 million. The cumulative effect of these increases was an increase in interest expense of $92,000.

The average balance of certificates of deposit decreased $18.8 million causing a decrease in interest expense of $299,000.  In addition, as a result of the continued low rate environment, there was a decrease in the average rate on certificates of deposit from 1.67% to 1.38% resulting in a decrease in interest expense of $777,000.  The average balance of other borrowed funds decreased $10.3 million causing a decrease in interest expense of $295,000. In addition, there was a decrease in the average rate on other borrowed funds from 2.95% to 2.86% resulting in a decrease in interest expense of $43,000.

Our net interest spread for 2013 was 3.72% compared to 3.82% in 2012.  The current economic situation has resulted in a flattening of the short term portion of the yield curve, with the mid to long range portion of the curve being steeper. Should long-term interest rates move in such a way that results in a further flattened or inverted yield curve, we would anticipate additional pressure on our margin. Additionally, it should be noted that there is currently more downward pressure on the pricing of interest earning assets than there is on interest bearing liabilities due to the rates that are currently being offered.

2012 vs. 2011

Tax equivalent net interest income for 2012 was $33,163,000 compared with $31,343,000 for 2011, an increase of $1,820,000 or 5.8%. Total interest income decreased $204,000, as total investment income decreased $45,000 and loan interest income decreased $159,000.  The largest driver of the increase in net interest income was interest expense, as it decreased $2,024,000 from 2011.

Total tax equivalent interest income from investment securities increased $15,000 in 2012 from 2011.  The average balance of investment securities increased $30.9 million, which had an effect of increasing interest income by $787,000 due to volume.  The average tax-effected yield on our investment portfolio decreased from 3.52% in 2011 to 3.18% in 2012.  This had the effect of decreasing interest income by $772,000 due to rate, the majority of which was related to taxable securities whose yield decreased from 2.33% in 2011 to 2.03% in 2012. During 2012, the Company implemented a strategy to increase portfolio duration through the purchase of certain mortgage backed securities and longer term agencies to provide additional interest income. This strategy maintained a defensive posture to future rising rates by selecting securities that had limited extension risk.  By increasing duration with defensive securities the Bank was able to increase interest income with minimal additional interest rate risk. As part of implementing this strategy, in the first quarter of 2012, the Company purchased certain investment securities utilizing overnight borrowings, which were repaid in the second quarter as other investment securities matured or were called.

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

Interest income on residential mortgage loans decreased $650,000. The majority of the decrease is the result of a decrease of $790,000 attributable to rate as the average yield on residential mortgages decreased from 6.83% in 2011 to 6.40% in 2012. This was offset by an increase due to volume of $140,000, as the average balance of residential mortgage loans increased $2.0 million.  During 2012, the Company decided to sell most conforming mortgage loans originated by the Bank to minimize interest rate risk in rising rate environments.  During 2012, conforming loans totaling $37,398,000 were originated and sold due to the low residential mortgage rates offered during 2012.

The average balance of construction loans increased $3.7 million from 2011 to 2012, which had a positive impact of $204,000 on interest income. This was offset by a decrease due to a reduction in yield of $36,000 as the average yield on construction loans decreased from 6.2% in 2011 to 5.63% in 2012. The average balance of commercial and agricultural loans increased $11.5 million from 2011 to 2012 which had a positive impact of $706,000 on total interest income due to volume.  Offsetting the increase, the average yield on commercial and agricultural loans decreased from 6.39% in 2011 to 6.25% in 2012, decreasing interest income by $304,000. The decreasing yield was the result of competitive pressures to obtain and retain quality credits. The average balance of loans to state and political subdivisions increased $5.1 million from 2012 to 2011 primarily as a result of municipalities in our area that continued to borrow funds to ensure compliance with U.S. Environmental Protection Agency laws and regulations impacting the Chesapeake Bay watershed. This had a positive impact of $253,000 on total interest income due to volume. Offsetting this, the average tax equivalent yield on loans to state and political subdivisions decreased from 5.20% in 2011 to 4.68% in 2012, decreasing interest income by $282,000. The decreasing yield was largely due to competitive pressures to obtain and retain quality credits in the current economic environment.

Total interest expense decreased $2,024,000 in 2012 compared to 2011.  The decrease is primarily attributable to a change in average rate from 1.41% in 2011 to 1.09% in 2012, which had the effect of decreasing interest expense by $1,654,000. The low interest rate environment and economic conditions had the effect of decreasing our short-term borrowing costs as well as rates on all deposit products. The average balance of interest bearing liabilities increased $13.8 million from 2011 to 2012. While in total the average balance liabilities increased, certificates of deposit and other borrowed funds decreased $21.6 million and $3.0 million, respectively, which resulted a decrease in interest expense due to volume of $370,000.

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

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2013, we recorded a provision for loan losses of $405,000. The expense for 2013 was $15,000, or 3.6% less than the same time period in 2012. The decrease in the provision for loan losses is the result of conditions of the Company’s loan portfolio remaining consistent with 2012 and the current economic conditions in the Company’s primary market place, as of December 31, 2013, which impacted management's quarterly review of the allowance for loan losses (see also “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

For the year ended December 31, 2012, we recorded a provision for loan losses of $420,000, which represents a decrease of $255,000 or 37.8% over the same time period in 2011.  The decrease in the provision for loan losses was the result of improved conditions in the Company’s loan portfolio compared to 2011.

NON-INTEREST INCOME

The following table reflects non-interest income by major category for the periods ended December 31 (dollars in thousands):

	2013	2012	2011
Service charges	$ 4,299	$ 4,475	$ 4,380
Trust	694	644	665
Brokerage and insurance	444	392	352
Investment securities gains, net	441	604	334
Gains on loans sold	443	759	208
Earnings on bank owned life insurance	502	507	498
Other	446	456	479
Total	$ 7,269	$ 7,837	$ 6,916

	2013/2012		2012/2011
	Change		Change
	Amount	%	Amount	%
Service charges	$ (176)	(3.9)	$ 95	2.2
Trust	50	7.8	(21)	(3.2)
Brokerage and insurance	52	13.3	40	11.4
Investment securities gains, net	(163)	(27.0)	270	80.8
Gains on loans sold	(316)	(41.6)	551	264.9
Earnings on bank owned life insurance	(5)	(1.0)	9	1.8
Other	(10)	(2.2)	(23)	(4.8)
Total	$ (568)	(7.2)	$ 921	13.3

2013 vs. 2012

Non-interest income decreased $568,000 in 2013 from 2012, or 7.2%.  We recorded investment securities gains totaling $441,000 compared with net gains of $604,000 in 2012. During 2013 we elected to sell seven agency securities, nine mortgage backed securities, portions of three equity securities, four municipal securities and one corporate security for gains of $86,000, $356,000, $296,000, $87,000 and $2,000, respectively. We also sold one corporate security and two mortgage backed securities for losses of $246,000 and $140,000, respectively. The sales made during 2013 were primarily made as a result of market conditions at the time, which either minimized in managements opinion the loss that may result or provided for improved portfolio performance in the future regardless of changes in interest rates. During 2012, we elected to sell four agency securities, thirteen mortgage backed securities, portions of an equity security and one municipal security for total gains of $604,000 due to favorable market conditions.

Gains on loans sold decreased $316,000 compared to last year, which is the result of a lower level of refinancing done in 2013 versus 2012. During 2013, the Bank generated $21.9 million of loan sale proceeds, but this was $14.8 million or 40.4% less than the proceeds received in 2012.

Service charge income decreased by $176,000 in 2013 compared to 2012 and continues to be the Company’s primary source of non-interest income. Service charge fees related to customers’ usage of their debit cards decreased by $60,000 which we believe is directly attributable to the implementation of certain regulations issued as part of the Durbin amendment, which resulted in lower fees being earned by the Bank. ATM income decreased $53,000 in 2013 compared to 2012 due to decreased usage of the Company’s ATM machines by non-customers. As a result of reduced drilling for natural gas in 2013, there were fewer temporary workers in the area working for companies’ associated with the exploration of the Marcellus Shale who have not established permanent residency in the Company’s primary market. Finally, there was a decrease in fees charged to customers for non-sufficient funds of $34,000. Management continues to monitor regulatory changes to determine the level of impact that these regulations will have on the Company.

The increase in trust revenues of $50,000 from the prior year is primarily attributable to the increase in average assets for the year under management during the first nine months of 2013. In September 2013 there was a significant withdrawal of trust assets by a single customer, which will impact future revenues until additional accounts or assets are added to those under management by the Trust department. The increase in brokerage and insurance revenues was primarily a result of increased customer brokerage activity as a result of increases in the stock market.

2012 vs. 2011

Non-interest income increased $921,000 in 2012 from 2011, or 13.3%. We recorded investment securities gains totaling $604,000 compared with net gains of $334,000 in 2011. During 2012, we elected to sell four agency securities, thirteen mortgage backed securities, portions of an equity security and one municipal security for total gains of $604,000. During 2011, we elected to sell three agency securities, thirteen mortgage backed securities, portions of two equity securities and one municipal security for total gains of $461,000. We sold three municipal bonds, one equity security and one mortgage backed security for losses totaling $73,000. Additionally, we recorded an other than temporary impairment charge of $54,000 related to one equity security due to the magnitude of the loss in relation to the security’s cost basis.

Gains on loans sold in 2012 increased $551,000 compared to 2011, which is the result of the level of refinancing done in 2012 versus 2011. During 2012, due to the low interest rate environment, the Company sold $36.7 million of loans on the secondary market generating gains compared to $9.8 million of loans in 2011. Trust income decreased slightly in 2012 from 2011 due to a large estate settling in 2011 that resulted in significant revenues.

Service charge income increased by $95,000 in 2012 compared to 2011. Service charge fees related to customers’ usage of their debit cards increased by $49,000. ATM income increased $31,000 in 2012 compared to 2011 due to a rate increase implemented midway through 2011 and additional usage of the Company’s ATM machines by non-customers. Part of the increased usage by non-customers was associated with an influx of temporary workers working for companies’ associated with the exploration of the Marcellus Shale who did not establish permanent residency in the Company’s primary market. Finally, there was an increase in fees charged to customers for non-sufficient funds of $19,000.

Non-interest Expenses

The following tables reflect the breakdown of non-interest expense by major category for the periods ended December 31 (dollars in thousands):

	2013	2012	2011
Salaries and employee benefits	$ 11,392	$ 11,018	$ 9,996
Occupancy	1,271	1,265	1,331
Furniture and equipment	492	411	449
Professional fees	781	891	744
Federal depository insurance	450	468	592
ORE expenses	191	164	396
Pennsylvania shares tax	640	602	541
Other	4,439	4,478	4,360
Total	$ 19,656	$ 19,297	$ 18,409

	2013/2012		2012/2011
	Change		Change
	Amount	%	Amount	%
Salaries and employee benefits	$ 374	3.4	$ 1,022	10.2
Occupancy	6	0.5	(66)	(5.0)
Furniture and equipment	81	19.7	(38)	(8.5)
Professional fees	(110)	(12.3)	147	19.8
Federal depository insurance	(18)	(3.8)	(124)	(20.9)
ORE expenses	27	16.5	(232)	(58.6)
Pennsylvania shares tax	38	6.3	61	11.3
Other	(39)	(0.9)	118	2.7
Total	$ 359	1.9	$ 888	4.8

2013 vs. 2012

Non-interest expenses for 2013 totaled $19,656,000 which represents an increase of $359,000, compared with 2012 costs of $19,297,000.  Salary and benefit costs increased $374,000.  Base salaries and related payroll taxes increased $343,000, primarily due to merit increases and additional head count as a result of continuing to implement the Company’s strategic and expansion plans.  Full time equivalent staffing was 186 and 181 employees for 2013 and 2012, respectively. Incentive costs decreased $65,000 compared to 2012 primarily due to lower net income in 2013.  Retirement expenses increased $97,000 compared to 2012 as a result of increased expense for the pension plan and increased salary levels utilized in the calculation of the supplemental executive retirement plan.

Professional fees decreased as a result of fees and costs incurred in connection with the Bank’s charter conversion and simultaneous name change that occurred in 2012. Furniture and equipment costs increased as a result purchasing equipment for the online teller system implemented during 2013.

2012 vs. 2011

Non-interest expenses for 2012 totaled $19,297,000 which represented an increase of $888,000, compared with 2011 costs of $18,409,000.  Salary and benefit costs increased $1,022,000.  Base salaries and related payroll taxes increased $574,000, primarily due to merit increases and additional head count as a result of implementing portions of the Company’s strategic and expansion plans.  Full time equivalent staffing was 181 and 174 employees for 2012 and 2011, respectively. Incentive costs increased $38,000 compared to 2011 primarily due to the attainment of certain corporate goals and objectives.  Insurance costs for employees increased by $304,000 as a result of claims experience. Retirement expenses increased $94,000 compared to 2011 as a result of actuarial changes in the pension plan and increased salary levels utilized in the calculation of the supplemental executive retirement plan.

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

Provision for Income Taxes

The provision for income taxes was $3,752,000, $4,331,000 and $3,610,000 for 2013, 2012 and 2011, respectively. The effective tax rates for 2013, 2012 and 2011 were 21.9%, 23.4% and 22.0%, respectively.

Income before the provision for income taxes decreased by $1,419,000 in 2013 compared to 2012. This resulted in the provision for income taxes decreasing by $579,000 when compared to 2012. We have managed our effective tax rate by remaining invested in tax-exempt municipal loans and bonds and investments in certain partnerships that provide the Company with tax credits. The provision was impacted in 2013 by one partnership, which provided its first tax credits in 2013.

Income before the provision for income taxes increased by $2,104,000 in 2012 compared to 2011. This resulted in the provision for income taxes increasing by $721,000 when compared to 2011.

We are involved in four limited partnership agreements that established low-income housing projects in our market area. During 2013, we recognized tax credits related to two of the four partnerships, with credits being recognized for the first time on one partnership. The tax credits for the other two projects were fully utilized by December 31, 2012. We anticipate recognizing an aggregate of $1.4 million of tax credits over the next nine years.

FINANCIAL CONDITION

The following table presents ending balances (dollars in millions), growth and the percentage change during the past two years:
	2013		%	2012		%	2011
	Balance	Increase	Change	Balance	Increase	Change	Balance
Total assets	$ 914.9	$ 32.5	3.7	$ 882.4	$ 3.8	0.4	$ 878.6
Total investments	317.3	7.0	2.3	310.3	(8.5)	(2.7)	318.8
Total loans, net	533.5	37.8	7.6	495.7	14.7	3.1	481.0
Total deposits	748.3	11.2	1.5	737.1	3.1	0.4	734.0
Total stockholders' equity	92.1	2.6	2.9	89.5	8.0	9.8	81.5

Cash and Cash Equivalents

Cash and cash equivalents totaled $10.1 million at December 31, 2013 compared with $26.3 million at December 31, 2012. The decrease in cash and cash equivalents is the result of the Company’s increased investment and loan portfolios offset by deposit and borrowed funds growth, as discussed in more detail below. Management actively measures and evaluates its liquidity through our Asset – Liability committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the year-end composition of the investment portfolio for the five years ended December 31 (dollars in thousands):

	2013	% of	2012	% of	2011	% of	2010	% of	2009	% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Available-for-sale:
U. S. Agency securities	$ 152,189	48.0	$ 127,234	41.0	$ 168,600	52.9	$ 118,484	47.1	$ 65,223	32.8
U.S. Treasuries	11,309	3.6	4,947	1.6	-	-	-	-	-	-
Obligations of state & political
subdivisions	95,005	29.9	100,875	32.5	101,547	31.9	76,922	30.6	59,574	30.0
Corporate obligations	16,802	5.3	22,109	7.1	8,460	2.7	8,681	3.5	3,166	1.6
Mortgage-backed securities	40,671	12.8	53,673	17.3	38,974	12.2	46,015	18.3	70,194	35.3
Equity securities	1,325	0.4	1,414	0.5	1,242	0.3	1,201	0.5	425	0.3
Total	$ 317,301	100.0	$ 310,252	100.0	$ 318,823	100.0	$ 251,303	100.0	$ 198,582	100.00

2013

The Company’s investment portfolio increased by $7.0 million, or 2.3%, during the past year.  During 2013, we purchased $90.8 million of U.S. agency obligations, $9.3 million of mortgage-backed securities, $14.8 million of state and local obligations, $1.7 million of corporate obligations, $6.9 million of U.S. treasury notes and $1,000 of equity securities, which help offset the $13.6 million of principal repayments and $65.0 million of calls and maturities that occurred during the year. We also selectively sold $25.5 million of bonds and equities at a net gain of $441,000. The market value of our investment portfolio decreased approximately $10.4 million in 2013 due to interest rate fluctuations. Excluding our short term investments consisting of monies held primarily at the Federal Reserve, the effective yield on our investment portfolio for 2013 was 2.90% compared to 3.18% for 2012 on a tax equivalent basis.

During 2013, rates on the short end of the curve experienced very little change, while the long end of the curve experienced a rise in excess of 100 basis points. This resulted in the market value of the investment portfolio decreasing. In addition, during the fourth quarter of 2013, the Federal Reserve reduced the amount of quantitative easing it was providing to the market and indicated that a further reduction could be expected, while at the same time committing to low short term rates. This has resulted in a relatively steep yield curve. As a result of these items, the investment strategy as of the end of 2013 has been to purchase agency securities with maturities of less than five years and high quality municipal bonds with high coupons. Due to the steepness of the yield curve of maturities between two to five years, the Bank believes it has provided itself protection to rising rates, if they occur. Additionally, high coupon municipal bonds have less price volatility in rising rate scenarios than similar lower coupon bonds. We believe this strategy will enable us to reinvest cash flows in the next two to five years when and if investment opportunities improve.

At December 31, 2013, the Company did not own any securities, other than government-sponsored and government-guaranteed mortgage-backed securities, that had an aggregate book value in excess of 10% of our total capital at that date.

2012

The Company’s investment portfolio decreased by $8.6 million, or 2.7%, from 2011 to 2012.  During 2012, we purchased $60.6 million of U.S. agency obligations, $36.5 million of mortgage-backed securities, $11.3 million of state and local obligations, $13.6 million of corporate obligations, $8.8 million of U.S. treasury notes and $140,000 of equity securities, which help offset the $16.0 million of principal repayments and $101.4 million of calls and maturities that occurred during the year. We also selectively sold $20.6 million of bonds and equities at a net gain of $604,000. The market value of our investment portfolio increased approximately $217,000 in 2012 due to market fluctuations. Excluding our short term investments consisting of monies held primarily at the Federal Reserve, the effective yield on our investment portfolio for 2012 was 3.18% compared to 3.52% for 2011 on a tax equivalent basis.

As a result of the Federal Reserve’s commitment to a low rate policy in 2012, the Company implemented a strategy in 2012 to increase portfolio duration through the purchase of certain mortgage backed securities and longer term agencies to provide additional interest income. This strategy maintained a defensive posture to future rising rates by selecting securities that had limited extension risk.  As part of implementing this strategy, the Company purchased agencies, corporate bonds, high quality municipal bond and mortgage backed securities of $60.6 million, $13.6 million, $11.3 million and $36.5 million, respectively.

The expected principal repayments (amortized cost) and average weighted yields for the investment portfolio as of December 31, 2013, are shown below (dollars in thousands). Expected principal repayments, which include prepayment speed assumptions for mortgage-backed securities, are significantly different than the contractual maturities detailed in Note 3 of the consolidated financial statements. Yields on tax-exempt securities are presented on a fully taxable equivalent basis, assuming a 34% tax rate.
			After One Year		After Five Years
	One Year or Less		to Five years		to Ten Years		After Ten Years		Total
	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield
	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%
Available-for-sale securities:
U.S. agency securities	$ 55,150	1.4	$ 83,414	1.3	$ 15,332	1.8	$ -	-	$ 153,896	1.4
U.S. treasuries	-	-	-	-	11,856	1.3	-	-	11,856	1.3
Obligations of state & political
subdivisions	6,807	5.9	66,480	5.2	20,826	5.3	-	-	94,113	5.3
Corporate obligations	2,521	2.1	14,130	2.3	-	-	-	-	16,651	2.3
Mortgage-backed securities	7,767	2.3	32,638	2.3	-	-	-	-	40,405	2.3
Total available-for-sale	$ 72,245	2.0	$ 196,662	2.8	$ 48,014	2.9	$ -	-	$ 316,921	2.7

Approximately 84.8% of the amortized cost of debt securities is expected to mature, call or pre-pay within five years or less.  The Company expects that earnings from operations, the levels of cash held at the Federal Reserve and other correspondent banks, the high liquidity level of the available-for-sale securities, growth of deposits and the availability of borrowings from the Federal Home Loan Bank and other third party banks will be sufficient to meet future liquidity needs.  Excluding, U.S Agency and Mortgage-backed securities, there are no securities from a single issuer representing more than 10% of stockholders’ equity.

Loans

The Bank’s lending efforts are focused within its market area located in North Central Pennsylvania and Southern New York. We originate loans primarily through direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants, existing customers and the Bank’s website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  As of December 31, 2013, approximately 76% of our loan portfolio consisted of real estate loans.  All lending is governed by a lending policy that is developed and maintained by us and approved by the Board of Directors.

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

Commercial real estate loan terms are generally 20 years or less with one to five year adjustable rates.  The adjustable rates are typically tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate with a maximum loan to value ratio of 80%. Where feasible, the Bank works with the United States Department of Agriculture’s (USDA) and Small Business Administration (SBA) guaranteed loan programs to offset risk and to further promote economic growth in our market area.  During 2013, we originated $2.8 million in USDA and SBA guaranteed commercial real estate loans.

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

Over the past few years, we have experienced an increase in loan demand from companies and businesses associated with, and serving, the exploration of the Marcellus Shale gas field. Activities associated with this tend to be very cyclical.  As a result, while we have pursued these opportunities, we have done so in a prudent and cautious manner and have developed specific policies and procedures for lending to these entities.  The Bank has lowered the loan to value threshold for loans, shortened amortization periods, and expanded our monitoring of loan concentrations associated with this activity.

The following table shows the year-end composition of the loan portfolio for the five years ended December 31 (dollars in thousands):

Five Year Breakdown of Loans by Type as of December 31,

	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate:
Residential	$ 187,101	34.6	$ 178,080	35.4	$ 184,034	37.7	$185,012	39.1	$194,989	42.7
Commercial	193,087	35.7	176,710	35.2	165,826	34.0	152,499	32.2	133,953	29.4
Agricultural	22,001	4.1	18,015	3.6	19,224	3.9	19,078	4.0	19,485	4.2
Construction	8,937	1.7	12,011	2.4	8,481	1.7	9,766	2.1	5,619	1.2
Consumer	9,563	1.7	10,559	2.1	10,746	2.2	11,285	2.4	11,895	2.6
Other commercial and agricultural loans	54,029	10.0	47,880	9.5	44,299	9.1	47,156	10.0	44,101	9.7
State & political subdivision loans	65,894	12.2	59,208	11.8	54,899	11.4	48,721	10.2	46,342	10.2
Total loans	540,612	100.0	502,463	100.0	487,509	100.0	473,517	100.0	456,384	100.0
Less allowance for loan losses	7,098		6,784		6,487		5,915		4,888
Net loans	$ 533,514		$ 495,679		$ 481,022		$467,602		$451,496

	2013/2012		2012/2011
	Change		Change
	Amount	%	Amount	%
Real estate:
Residential	$ 9,021	5.1	$ (5,954)	(3.2)
Commercial	16,377	9.3	10,884	6.6
Agricultural	3,986	22.1	(1,209)	(6.3)
Construction	(3,074)	(25.6)	3,530	41.6
Consumer	(996)	(9.4)	(187)	(1.7)
Other commercial and agricultural loans	6,149	12.8	3,581	8.1
State & political subdivision loans	6,686	11.3	4,309	7.8
Total loans	$ 38,149	7.6	$ 14,954	3.1

2013

Total loans grew $38.1 million in 2013 from a balance of $502.5 million at the end of 2012 to $540.6 million at the end of 2013.  Total loans grew 7.6% in 2013 compared with a 3.1% loan growth rate in 2012.

During 2013, the Company experienced growth in commercial real estate loans which increased $16.4 million or 9.3%, residential real estate loans which increased $9.0 million or 5.1%, other commercial and agricultural loans which increased $6.1 million or 12.8% and state and political subdivision loans which increased $6.7 million or 11.3%. The growth in commercial real estate, other commercial and agricultural and state and political subdivision loans reflects the Company’s focus on commercial lending as a means to increase loan growth and obtain deposits from farmers, small businesses and municipalities throughout our market area. As part of this strategy, the Bank has opened two loan production offices, which resulted in additional loan growth in 2013. Commercial real estate and other commercial loan demand is subject to significant competitive pressures, the yield curve, the strength of the overall regional and national economy and the local economy. The local economy has been impacted significantly by the Marcellus Shale gas exploration activities, which are impacted by regulations and changes in the market price of natural gas. Due to the low price for natural gas throughout 2013, exploration activities were curtailed in comparison to 2012. We work closely with local municipalities and school districts to meet their needs that otherwise would be provided by the municipal bond market.

Residential real estate loans increased $9.0 million during 2013. Loan demand for conforming mortgages, which the Company typically sells on the secondary market, remained strong during 2013, although not as strong as 2012. During 2013, $20.2 million of loans were originated and placed for sale on the secondary market, which compares to $37.4 million for 2012. In addition, due to the decline in demand for non-conforming mortgages and the difficult investment environment in the first part of 2013, the Company decided that certain 15 year mortgage loans that met secondary market standards would not be sold on the secondary market, but would instead be held as part of the Bank’s residential real estate portfolio. During 2013, the Company decided not to sell $7.5 million of residential mortgages that met secondary market standards, which accounts for the majority of the increase in residential loans. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.  Management continues to explore new competitively priced products and to build technologies which make it easier and more efficient for customers to choose the Company for their mortgage needs.

The decrease in construction loans of $3.1 million is attributable to transfers out of construction at completion to commercial and residential real estate during 2013.

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

Residential real estate loans decreased $6.0 million, with the majority of the decrease occurring in the fourth quarter of 2012, while consumer loans decreased $187,000. The major factor impacting this decline is the demand for conforming rate loans. Loan demand for conforming mortgages, which the Company typically sells on the secondary market, increased substantially in 2012. During 2012, $37.4 million of loans were originated and marketed for sale, which compares to the $14.8 million of loans originated in 2011 of which $9.6 million were sold. During the fourth quarter of 2011, the Company decided that certain loans meeting secondary market standards would not be sold. In the middle of the first quarter of 2012, due to a further decline in interest rates, the Company resumed selling all loans originated after that time that met secondary market standards. These loans were sold to limit the Company’s exposure to rising rate environments as the majority of the loans had fixed rates for a minimum of fifteen years, with the majority having fixed rates from twenty to thirty years.

The following table shows the maturity of commercial business and agricultural, state and political subdivision loans,  commercial real estate loans, and construction loans as of December 31, 2013, classified according to the sensitivity to changes in interest rates within various time intervals (in thousands).  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.  The amounts shown below exclude net deferred loan costs or fees.

	Commercial,
	municipal,	Real estate
	agricultural	construction	Total
Maturity of loans:
One year or less	$ 13,478	$ -	$ 13,478
Over one year through five years	42,329	-	42,329
Over five years	279,204	8,937	288,141
Total	$ 335,011	$ 8,937	$ 343,948
Sensitivity of loans to changes in interest
rates - loans due after December 31, 2014:
Predetermined fixed interest rate	$ 64,832	$ 966	$ 65,798
Floating or adjustable interest rate	256,701	7,971	264,672
Total	$ 321,533	$ 8,937	$ 330,470

Allowance for Loan Losses and Credit Quality Risk

The allowance for loan losses is maintained at a level, which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the change in the allowance for loan losses and a summary of our non-performing assets for the years ended December 31, 2013, 2012, 2011, 2010 and 2009. All non-accruing troubled debt restructurings are also included the non-accruing loans total.

	December 31,
	2013	2012	2011	2010	2009
Balance
at beginning of period	$ 6,784	$ 6,487	$ 5,915	$ 4,888	$ 4,378
Charge-offs:
Real estate:
Residential	17	95	101	147	76
Commercial	62	2	29	53	236
Agricultural	-	-	-	-	1
Consumer	54	54	71	35	80
Commercial and other loans	1	21	6	173	153
Total loans charged-off	134	172	207	408	546
Recoveries:
Real estate:
Residential	5	-	-	4	1
Commercial	5	9	15	11	1
Consumer	33	33	57	45	52
Commercial and other loans	-	7	32	120	77
Total loans recovered	43	49	104	180	131

Net loans charged-off	91	123	103	228	415
Provision charged to expense	405	420	675	1,255	925
Balance at end of year	$ 7,098	$ 6,784	$ 6,487	$ 5,915	$ 4,888

Loans outstanding at end of period	$ 540,612	$ 502,463	$ 487,509	$ 473,517	$ 456,384
Average loans outstanding, net	$ 516,748	$ 496,822	$ 474,972	$ 468,620	$ 442,921
Non-performing assets:

Non-accruing loans	$ 8,097	$ 8,067	$ 9,165	$ 11,853	$ 5,871
Accrual loans - 90 days or more past due	697	506	275	692	884
Total non-performing loans	$ 8,794	$ 8,573	$ 9,440	$ 12,545	$ 6,755
Foreclosed assets held for sale	1,360	616	860	693	302
Total non-performing assets	$ 10,154	$ 9,189	$ 10,300	$ 13,238	$ 7,057

Troubled debt restructurings (TDR)
Non-accruing TDRs	$ 4,701	$ 4,834	$ 5,490	$ 130	$ -
Accrual TDRs	2,510	193	123	-	-
Total troubled debt restructurings	$ 7,211	$ 5,027	$ 5,613	$ 130	$ -
Net charge-offs to average loans	0.02%	0.02%	0.02%	0.05%	0.09%
Allowance to total loans	1.31%	1.35%	1.33%	1.25%	1.07%
Allowance to total non-performing loans	80.71%	79.13%	68.72%	47.15%	72.36%
Non-performing loans as a percent of loans
net of unearned income	1.63%	1.71%	1.94%	2.65%	1.48%
Non-performing assets as a percent of loans
net of unearned income	1.88%	1.83%	2.11%	2.80%	1.55%

The Company utilizes a disciplined and thorough loan review process based upon our internal loan policy approved by the Company’s Board of Directors.  The purpose of the review is to assess loan quality, analyze delinquencies, identify problem loans, evaluate potential charge-offs and recoveries, and assess general overall economic conditions in the markets served.  An external independent loan review is performed on our commercial portfolio semi-annually for the Company.  The external consultant is engaged to 1) review a minimum of 55% (60% of loans prior to 2013) of the dollar volume of the commercial loan portfolio on an annual basis, 2) review a sample of new commercial/agricultural loans originated in the last year, 3) review all relationships in aggregate over $500,000, 4) review all aggregate loan relationships over $100,000 which are over 90 days past due, classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate. As part of this review, our underwriting process and loan grading system is evaluated.

Management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate as of December 31, 2013.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The adequacy of the allowance for loan losses is subject to a formal, quarterly analysis by management of the Company.  In order to better analyze the risks associated with the loan portfolio, the entire portfolio is divided into several categories.  As stated above, loans on non-accrual status are specifically reviewed for impairment and given a specific reserve, if appropriate.  Loans evaluated and not found to be impaired are included with other performing loans, by category, by their respective homogenous pools.  Three year average historical loss factors were calculated for each pool and applied to the performing portion of the loan category for 2013, 2012 and 2011. For 2010 and 2009, the historical loss factor was based on a five year average. This was changed as management believes the three year average is better representative of the inherent risks in the loan portfolio and more reflective of current trends.  The historical loss factors for both reviewed and homogeneous pools are adjusted based upon the following qualitative factors:

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
▪ General economic conditions
▪ Unemployment rates
▪ Inflation / CPI
▪ Changes in values of underlying collateral for collateral-dependent loans
•	Industry conditions including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses.
•	Existence and effect of any credit concentrations, and changes in the level of such concentrations
•	Any change in the level of board oversight

See also “Note 4 – Loans and Related Allowance for Loan Losses” to the consolidated financial statements.

The balance in the allowance for loan losses was $7,098,000 or 1.31% of total loans as of December 31, 2013 as compared to $6,784,000 or 1.35% of loans as of December 31, 2012.  The $314,000 increase is a result of a $405,000 provision for loan losses less net charge-offs of $91,000.  The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of December 31:

	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$ 946	34.6	$ 875	35.4	$ 805	37.7	$ 969	39.1	$ 801	42.7
Commercial, agricultural	4,558	39.8	4,437	38.8	4,132	37.9	3,380	36.2	2,864	33.6
Construction	50	1.7	38	2.4	15	1.7	22	2.1	20	1.2
Consumer	105	1.7	119	2.1	111	2.2	108	2.4	131	2.6
Other commercial and agricultural loans	942	10.0	728	9.5	674	9.1	983	10.0	918	9.7
State & political subdivision loans	330	12.2	271	11.8	235	11.4	137	10.2	93	10.2
Unallocated	167	N/A	316	N/A	515	N/A	316	N/A	61	N/A
Total allowance for loan losses	$ 7,098	100.0	$ 6,784	100.0	$ 6,487	100.0	$ 5,915	100.0	$ 4,888	100.0

As a result of previous loss experiences and other the risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate total 39.8% of the loan portfolio, 64.2% of the allowance is assigned to this segment of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions. Residential real estate loans comprise 34.6% of the loan portfolio as of December 31, 2013 and 13.3% of the allowance is assigned to this segment.

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2012 to December 31, 2013 in non-performing loans (dollars in thousands).  Non-performing loans include those loans that are contractually past due 90 days or more and non-accrual loans.  Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	December 31, 2013				December 31, 2012
		Non-Performing Loans				Non-Performing Loans
	30 - 90 Days	90 Days Past	Non-	Total Non-	30 - 90 Days	90 Days Past	Non-	Total Non-
	Past Due	Due Accruing	accrual	Performing	Past Due	Past Due	accrual	Performing
Real estate:
Residential	$ 1,006	$ 352	$ 685	$ 1,037	$ 1,108	$ 332	$ 663	$ 995
Commercial	215	344	7,247	7,591	597	152	7,042	7,194
Agricultural	-	-	-	-	54	-	-	-
Construction	-	-	-	-	-	-	-	-
Consumer	132	1	15	16	87	4	-	4
Other commercial loans	17	-	150	150	932	18	362	380
Total nonperforming loans	$ 1,370	$ 697	$ 8,097	$ 8,794	$ 2,778	$ 506	$ 8,067	$ 8,573

	Change in Non-Performing Loans
	2013 / 2012
	Amount	%
Real estate:
Residential	$ 42	4.2
Commercial	397	5.5
Agricultural	-	-
Construction	-	-
Consumer	12	300.0
Other commercial loans	(230)	(60.5)
Total nonperforming loans	$ 221	2.6

The following table shows the distribution of non-performing loans by loan category (dollars in thousands) for the past five years as of December 31:

	Non-Performing Loans
	2013	2012	2011	2010	2009
Real estate:
Residential	$ 1,037	$ 995	$ 653	$ 711	$ 885
Commercial	7,591	7,194	8,270	8,161	2,498
Agricultural	-	-	-	2,241	2,094
Construction	-	-	-	-	749
Consumer	16	4	-	18	11
Commercial and other loans	150	380	517	1,414	429
State & political subdivision loans	-	-	-	-	89
Total nonperforming loans	8,794	8,573	9,440	12,545	6,755

For the year ended December 31, 2013, we recorded a provision for loan losses of $405,000 which compares to $420,000 for the same period in 2012, a decrease of $15,000. The small decrease is attributable to the continued low net charge-offs of the Company and the consistent level of non-performing loans from 2012 to 2013. Non-performing loans increased $221,000 or 2.62%, from December 31, 2012 to December 31, 2013 primarily as a result of one relationship, which is discussed below and has a balance of approximately $506,000 as of December 31, 2013. Approximately 70.3% of the Bank’s non-performing loans are associated with the following four customer relationships:

•
A commercial customer with a total loan relationship of $4.1 million secured by 164 residential properties was considered non-accrual as of December 31, 2013. In the first quarter of 2011, the Company and borrower entered into a forbearance agreement to restructure the debt. As a result of all loan payments being made on the loans through December 31, 2013, there is no specific reserve allocation as of December 31, 2013. During the first nine months of 2013, the Bank updated a sample of appraised values of the collateral associated with this relationship and performed other reviews to ensure that there was not a significant change in the collateral values. This review did not identify any significant changes in the collateral and as a result, the Bank believes that the loan is well collateralized. In July of 2013, the customer filed for bankruptcy under Chapter 11 and a Trustee was appointed in January of 2014. We continue to monitor the bankruptcy proceedings to determine what if any impact this will have on the collateral and on the loan payments.

•
A commercial customer with a relationship of approximately $669,000 was considered non-accrual as of December 31 2013. The entire balance is subject to USDA guarantees. The current economic conditions related to the timber industry have significantly impacted the cash flows from the customer’s activities. In the fourth quarter of 2013, a foreclosure proceeding was completed on a second loan with this customer, which resulted in an increase in other real estate owed of $299,000, Management reviewed the collateral and guarantees and determined that a specific reserve allocation of $19,000 for the remaining loan was required as of December 31, 2013.

•
A commercial customer with a relationship of approximately $936,000 secured by real estate was considered non-accrual as of December 31, 2013. The current economic conditions have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and determined that a specific reserve allocation of $221,000 was required as of December 31, 2013 based on the appraised value of collateral.

•
A commercial customer with a relationship of approximately $506,000 secured by real estate was considered non-accrual as of December 31, 2013. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer. Management reviewed the collateral and a charge-off of $52,000 was recorded in the fourth quarter of 2013, which resulted in no specific reserve as of December 31, 2013.

The decrease in loans 30-89 days past due from December 31, 2012 to December 31, 2013 is the result of approximately $730,000 of loans with one customer being past due that were refinanced in the first quarter of 2013 and a $540,000 relationship as of December 31, 2012 that was placed on non-accrual status in 2013 and has a balance as of December 31, 2013 of $506,000, which is discussed above.

Management believes that the allowance for loan losses is adequate, which is based on the following factors:

•	46.3% of the Company’s non-performing loans are associated with one customer, while still experiencing financial difficulties has remained current with its payments.
•
Net and gross charge-offs continue to be low in relation to the size of the Bank’s loan portfolio and compared to our peer group. Net charge-offs for both 2013 and 2012 were 0.02% of the total loan portfolio.

•
The primary market of the Bank has a relatively stable real estate market and did not experienced the significant decrease in the collateral values of local residential, commercial or agricultural real estate loan portfolios as seen in other parts of the country. The local real estate market also did not realize the significant, and sometimes speculative, increases seen in other parts of the country. Finally, our market area is predominately centered in the Marcellus Shale natural gas exploration and drilling area, and while the activities associated with this exploration are cyclical, it has provided a positive impact on the value of local real estate.

Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset future employee benefit costs.  The Bank is the sole beneficiary on the policies, and will provide the Bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the insured’s) provide partial recovery of cash outflows associated with the benefits.  As of December 31, 2013 and 2012, the cash surrender value of the life insurance was $14.7 and $14.2 million, respectively.  The change in cash surrender value, net of purchases, is recognized in the results of operations.  The amounts recorded as non-interest income totaled $502,000, $507,000 and $498,000 in 2013, 2012 and 2011, respectively.  The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

Other Assets

2013

Other assets increased $2.6 million in 2013 to $11.5 million from $8.9 million in 2012. As a result of the decrease in the market value of the Company’s investment portfolio, net deferred taxes changed from a liability of $870,000 as of December 31, 2012 to an asset of $1,477,000 as of December 31, 2013. Due to increases in the market value of the assets included in the Bank’s pension plan and contributions made by the Bank over time to the plan, the funded status of the plan changed from a liability of $1,256,000 as of December 31, 2012 to an asset of $780,000 as of December 31, 2013. Other real estate owned increased $744,000 in 2013 as a result of foreclosures. As a result of an increase in FHLB borrowings regulatory stock increased $361,000. These increases were offset by a decrease in prepaid FDIC insurance of $1,010,000 as the FDIC returned the prepayment for insurance in 2013 that was originally made in 2009.

2012

Other assets decreased to $8.9 million in 2012 from $9.0 million in 2011. Changes included a decrease in prepaid FDIC insurance of $416,000 as the Bank continued to utilize the prepayment the FDIC required to be made in 2009. Additionally, the Company was able to sell certain ORE properties, which resulted in a decrease of $244,000. These decreases were offset by an increase in regulatory stock of $264,000 that was a result of short term borrowings made in 2012 and an increase in the investment in tax credit partnerships of $388,000 as we completed the investment in another partnership during 2012.

Deposits
The following table shows the breakdown of deposits by deposit type (dollars in thousands):

	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Non-interest-bearing deposits	$ 85,585	11.4	$ 89,494	12.1	$ 85,605	11.6
NOW accounts	215,656	28.8	201,804	27.4	200,897	27.4
Savings deposits	95,678	12.8	87,836	11.9	79,659	10.8
Money market deposit accounts	85,038	11.4	83,423	11.3	67,223	9.2
Certificates of deposit	266,359	35.6	274,539	37.3	300,609	41.0
Total	$ 748,316	100.0	$ 737,096	100.0	$ 733,993	100.0

	2013/2012		2012/2011
	Change		Change
	Amount	%	Amount	%
Non-interest-bearing deposits	$ (3,909)	(4.4)	$ 3,889	4.5
NOW accounts	13,852	6.9	907	0.5
Savings deposits	7,842	8.9	8,177	10.3
Money market deposit accounts	1,615	1.9	16,200	24.1
Certificates of deposit	(8,180)	(3.0)	(26,070)	(8.7)
Total	$ 11,220	1.5	$ 3,103	0.4

2013

Total deposits increased $11.2 million in 2013, or 1.5%.  Our market continues to be impacted by the Marcellus Shale gas exploration activities through bonus payments upon lease signing, surface disturbances to landowners for pipeline right of ways and pad development, royalty checks to landowners and Pennsylvania Act 13 impact fees paid to local governments, who have been impacted by the exploration activities. The activity in 2013, however, was not as significant as prior years.

Non-interest bearing deposits decreased $3.9 million, or 4.4% in 2013.  As a percentage of total deposits, non-interest bearing deposits totaled 11.4% as of the end of 2013, which compares to 12.1% at the end of 2012.  In order to manage our overall cost of funds, the Company continues to focus on adding low cost deposits by having a free checking product available for retail customers. Additionally, our business development officers and branch personnel are focused on providing outstanding customer service and developing larger deposit relationships with our commercial customers.

NOW accounts increased by $13.8 million, or 6.9%, money market deposit accounts increased by $1.6 million or 1.9% and savings deposits increased $7.8 million, or 8.9%, since the end of 2012.  A portion of the increase in NOW accounts, money market accounts and savings deposits is offset by the decrease in certificates of deposits of $8.2 million from 2012 to 2013. As in 2012, during 2013 the Company continued to lower rates paid on certificates of deposits, which continued to result in certain customers transferring funds they traditionally deposited in certificates of deposits to more liquid accounts that still paid interest.

2012

Total deposits increased $3.1 million in 2012, or .4%.  Our market continued to be impacted by the Marcellus Shale gas exploration activities during 2012; however the impact was less than that experienced in 2011 and 2010. The majority of the acreage in the Company’s primary markets was leased prior to 2012, and as a result, landowners did not receive large bonus payments as they did in 2011 and 2010. Additionally, due to the low natural gas prices experienced across the country, those landowners receiving royalty checks experienced significant decreases thus lowering their monthly deposits.  Furthermore, due to returns in the stock market, certain customers of the Bank proceeded to purchase investment products through both the Company’s brokers and external brokerage firms.

Non-interest bearing deposits increased $3.9 million, or 4.5% in 2012.  As a percentage of total deposits, non-interest bearing deposits totaled 12.1% as of the end of 2012, which compares to 11.6% at the end of 2011.  NOW accounts increased by $907,000, or .5%, money market deposit accounts increased by $16.2 million or 24.1% and savings deposits increased $8.2 million, or 10.3%, since the end of 2010.  A portion of the increase in money market accounts and savings deposits is related to the decrease in certificates of deposits of $26.1 million from 2011 to 2012. Throughout 2012, the Company continued to lower rates paid on certificates of deposits to a point where certain customers transferred funds they traditionally deposited in certificates of deposits to more liquid accounts that still paid interest. Additionally, in the second half of 2012, local government entities received a portion of their share of impact fees assessed to Companies exploring for natural gas, which resulted in a significant influx of deposits.

Remaining maturities of certificates of deposit of $100,000 or more are as follows (dollars in thousands):

	2013	2012	2011
3 months or less	$ 13,699	$ 15,348	$ 17,135
Over 3 months through 6 months	11,118	10,216	14,300
Over 6 months through 12 months	37,289	28,953	36,726
Over 12 months	55,836	58,962	51,966
Total	$ 117,942	$ 113,479	$ 120,127
As a percent of total
certificates of deposit	44.28%	41.33%	39.96%

Deposits by type of depositor are as follows (dollars in thousands):

	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Individuals	$ 462,268	61.8	$ 464,764	63.1	$ 484,523	66.0
Businesses and other organizations	143,082	19.1	142,659	19.3	138,340	18.9
State & political subdivisions	142,966	19.1	129,673	17.6	111,130	15.1
Total	$ 748,316	100.0	$ 737,096	100.0	$ 733,993	100.0

Borrowed Funds

2013

Borrowed funds increased $20.8 million during 2013, or 45.1%. The increase was associated with an increase of $43.0 million of short term borrowings from the Federal Home Loan Bank. The increase in short term borrowings was offset by a decrease of $20.8 million of terms loans and a decrease of $1.4 in repurchase agreements. Term loans decreased from $30.0 million as of December 31, 2012 to $9.2 million as of December 31, 2013 (see Note 9 of the consolidated financial statements for additional information).  Due to the rate environment in 2013, no new term loans were obtained and maturities in 2013 were funded with short term borrowings. Management will continue to monitor interest rates and to minimize interest rate risk in future years may extend some of the short term borrowings via term notes. During 2013, the balance of sweep repurchase agreements decreased $1.4 million, with the majority of the decrease associated with two customers. As of December 31, 2012, there were no outstanding short term borrowings from the Federal Home Loan Bank.

2012

Borrowed funds decreased $7.8 million during 2012, or 14.4%. The majority of the decrease was associated with term loans maturing with the Federal Home Loan Bank. Term loans decreased $5.0 million from $35.0 million as of December 31, 2011 to $30 million as of December 31, 2012 (see Note 9 of the consolidated financial statements for additional information).  During 2012, no new term loans were obtained. During 2012, the balance of sweep repurchase agreements decreased $2.8 million, with the majority of the decrease, $1.9 million associated with one customer ending their agreement. As of December 31, 2012 and 2011, there were no outstanding short term borrowings from the Federal Home Loan Bank

Other Liabilities

2013

Other liabilities decreased $1,852,000 during 2013, or 21.6%. The primary driver of this decrease was associated with changes to other assets as discussed above. Due to decreases in the market value of the Bank’s investment portfolio, the Bank’s deferred tax liability of $870,000 as of December 31, 2012 became a deferred tax asset of $1,477,000, which accounts for $870,000 of the decrease in other liabilities. Additionally, due to the return on assets included in the pension plan and the contribution in 2013, the funded status of the pension plan changed from a liability of $1.3 million as of December 31, 2012 to an asset of $780,000 as of December 31, 2013, which accounts for a decrease of $1.3 million.

2012

Other liabilities increased $875,000 during 2012, or 11.3%. The majority of the increase is attributable to an increase in the pension liability of $342,000, which was attributable to the actual return on pension plan assets and changes in the discount rate utilized to determine the liability.

Stockholders’ Equity

We evaluate stockholders’ equity in relation to total assets and the risk associated with those assets. The greater our capital resources, the greater the likelihood of meeting our cash obligations and absorbing unforeseen losses.  For these reasons, capital adequacy has been, and will continue to be, of paramount importance.  Due its importance, we develop a capital plan and stress test capital levels using various assumptions annually to ensure that in the event of unforeseen circumstances, we would remain in compliance with our capital plan approved by the Board of Directors and regulatory requirement levels.

Our Board of Directors determines our dividend rate after considering our capital requirements, current and projected net income, and other factors. In 2013 and 2012, the Company paid out 27.6% and 32.4% of net income in dividends, respectively. The dividends paid in 2012 included an acceleration of 2013’s first quarter dividend, which amounted to $0.38 per share. The dividend was accelerated to benefit the Company’s shareholders that could have been significantly impacted by issues in Washington D.C. regarding the very complex fiscal cliff tax issues that were not resolved until the final hours of 2012.

For the year ended December 31, 2013, the total number of common shares outstanding was 3,015,049. For comparative purposes, outstanding shares for prior periods were adjusted for the June 2013 stock dividend in computing earnings and cash dividends per share as detailed in Note 1 of the consolidated financial statements.  During 2013, we purchased 31,092 shares of treasury stock at a weighted average cost of $47.70 per share. The Company awarded 3,027 shares of restricted stock to employees and 810 shares to the Board of Directors under equity incentive programs.

There are currently three federal regulatory measures of capital adequacy. The Company’s ratios meet the regulatory standards for well capitalized for 2013 and 2012, as detailed in Note 14 of the consolidated financial statements.

2013

Stockholders’ equity increased 2.9% in 2013 to $92.1 million.  Excluding accumulated other comprehensive income, which is the after-tax effect of unrealized holding gains and losses on available-for-sale securities, additional pension obligation and unrealized loss on interest rate swap, stockholders’ equity increased $8.4 million, or 9.9%.  This increase is due to net income of $13,375,000, offset by net cash dividends of $3,558,000 and the purchase of treasury stock of $1,483,000. All of the Company’s investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. Accumulated other comprehensive income (loss) decreased $5,856,000 from December 31, 2012 primarily as result of the decrease in the fair market value of the investment portfolio as a result of the rise in long term interest rates in 2013. Total equity was approximately 10.06% of total assets as of December 31, 2013, compared to 10.14% of total assets as of December 31, 2012.

2012

Stockholders’ equity increased 9.8% in 2012 to $89.5 million.  Excluding accumulated other comprehensive income stockholders’ equity increased $8.3 million, or 10.9%.  This increase is due to net income of $14,215,000, offset by net cash dividends of $4,601,000 and the purchase of treasury stock of $1,348,000. Accumulated other comprehensive income decreased $318,000 from December 31, 2011 primarily as result of changes in the Company’s pension obligation. Total equity was approximately 10.14% of total assets as of December 31, 2012, compared to 9.27% of total assets as of December 31, 2011.

LIQUIDITY

Liquidity is a measure of the Company’s ability to efficiently meet normal cash flow requirements of both borrowers and depositors. Liquidity is needed to meet depositors’ withdrawal demands, extend credit to meet borrowers’ needs, provide funds for normal operating expenses and cash dividends, and fund future capital expenditures.

To maintain proper liquidity, we use funds management policies along with our investment and asset liability policies to assure we can meet our financial obligations to depositors, credit customers and stockholders.  Management monitors liquidity by reviewing loan demand, investment opportunities, deposit pricing and the cost and availability of borrowing funds. Additionally, the bank has established various limits and ratios to monitor liquidity. On a quarterly basis, we stress test our liquidity position to ensure that the Bank has the capability of meetings its cash flow requirements in the event of unforeseen circumstances. The Company’s historical activity in this area can be seen in the Consolidated Statement of Cash Flows from investing and financing activities.

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

Capital expenditures in 2013 totaled $328,000, which included:

▪	Implemented an online teller system totaling $126,000
▪	New ATM’s and upgraded software to meet the Americans with Disabilities Act requirements totaling $53,000
▪	Vehicle purchases for employee use totaling $46,000
▪	Engineering and architect fees for a potential bank expansion $40,000
▪	Copier and printer upgrades totaling $27,000

Capital expenditures in 2012 totaled $438,000, which included:

▪	Repairs to parking lots at various facilities totaling $125,000
▪	New signs as a result of the Bank’s charter conversion totaling $48,000
▪	New ATM’s and upgraded software to meet the Americans with Disabilities Act requirements totaling $117,000

We expect these expenditures will allow us to support our growth over the next decade, create greater operating efficiency and provide the customer with higher quality banking services.

In addition, to the Bank’s cash balances, the Bank achieves additional liquidity primarily from its investment in the Federal Home Loan Bank of Pittsburgh and the resulting borrowing capacity obtained through this investment, investments that mature in less than one year and expected principal repayments from mortgage backed securities.  The Bank has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $250.8 million, inclusive of any outstanding amounts, as a source of liquidity.  The Bank also had a federal funds line with a third party provider in the amount of $10.0 million as of December 31, 2013, which is unsecured and a borrower in custody agreement was established with the FRB in the amount of $13.6 million, which is collateralized by $16.6 million of municipal loans.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The Bank may not declare a dividend without approval of the FRB, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The FRB, the OCC, the PDB and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At December 31, 2013, the Company had liquid assets of $1.6 million.

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations, including contractual obligations which may require cash payments. The following table presents as of December 31, 2013, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the obligations can be found in Notes 8, 9 and 16 to the Consolidated Financial Statements.

	One year	One to	Three to	Over Five
Contractual Obligations	or Less	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$ 481,957	$ -	$ -	$ -	$ 481,957
Time deposits	133,491	91,368	36,278	5,222	266,359
FHLB Advances	42,954	-	-	-	42,954
Long-term borrowings - FHLB	4,200	-	3,000	2,000	9,200
Note Payable	7,500	-	-	-	7,500
Repurchase agreements	6,069	1,209	-	-	7,278
Operating leases	80	100	78	266	524
Total	$ 676,251	$ 92,677	$ 39,356	$ 7,488	$ 815,248

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For information about our loan commitments, unused lines of credit and letters of credit, see Note 15 of the notes to consolidated financial statements.

For the year ended December 31, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The following table shows the cumulative static gap (at amortized cost) for various time intervals (dollars in thousands):

Maturity or Re-pricing of Company Assets and Liabilities as of December 31, 2013
	Within	Four to	One to	Two to	Three to	Over
	Three	Twelve	Two	Three	Five	Five
	Months	Months	Years	Years	Years	Years	Total
Interest-earning assets:
Interest-bearing deposits at banks	$ 1,184	$ -	$ -	$ -	$ 2,480	$ -	$ 3,664
Investment securities	10,309	38,466	41,928	39,274	90,812	96,512	317,301
Residential mortgage loans	25,930	44,851	42,258	31,386	30,397	12,279	187,101
Construction loans	573	1,777	990	-	5,597	-	8,937
Commercial and farm loans	88,326	43,143	46,132	38,703	35,529	17,284	269,117
Loans to state & political subdivisions	8,303	4,306	16,461	5,095	8,644	23,085	65,894
Other loans	2,618	2,538	2,153	1,106	1,016	132	9,563
Total interest-earning assets	$ 137,243	$ 135,081	$ 149,922	$ 115,564	$ 174,475	$ 149,292	$ 861,577
Interest-bearing liabilities:
NOW accounts	$ 129,352	$ -	$ -	$ -	$ -	$ 86,304	$ 215,656
Savings accounts	-	-	-	-	-	95,678	95,678
Money Market accounts	73,469	-	-	-	-	11,569	85,038
Certificates of deposit	34,516	98,975	55,317	36,051	36,278	5,222	266,359
Short-term borrowing	48,523	-	-	-	-	-	48,523
Long-term borrowing	9,000	3,200	675	534	3,000	2,000	18,409
Total interest-bearing liabilities	$ 294,860	$ 102,175	$ 55,992	$ 36,585	$ 39,278	$ 200,773	$ 729,663
Excess interest-earning
assets (liabilities)	$ (157,617)	$ 32,906	$ 93,930	$ 78,979	$ 135,197	$ (51,481)
Cumulative interest-earning assets	$ 137,243	$ 272,324	$ 422,246	$ 537,810	$ 712,285	$ 861,577
Cumulative interest-bearing liabilities	294,860	397,035	453,027	489,612	528,890	729,663
Cumulative gap	$ (157,617)	$ (124,711)	$ (30,781)	$ 48,198	$ 183,395	$ 131,914
Cumulative interest rate
sensitivity ratio (1)	0.47	0.69	0.93	1.10	1.35	1.18

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

The Bank currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Bank’s risk exposure.  In this analysis, the Bank examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of December 31, 2013 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-100 Shock	$ 29,691	$ (315)	(1.1)
Base	30,006
+100 Shock	28,971	(1,035)	(3.5)
+200 Shock	27,798	(2,208)	(7.4)
+300 Shock	26,666	(3,340)	(11.1)
+400 Shock	25,506	(4,500)	(15.0)

The model makes estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage backed securities, call activity of other investment securities, and deposit selection, re-pricing and maturity structure.  Because of these assumptions, actual results could differ significantly from these estimates which would result in significant differences in the calculated projected change on net interest income. Additionally, the changes above do not necessarily represent the level of change under which management would undertake specific measures to realign its portfolio in order to reduce the projected level of change. It should be noted that the changes in net interest income noted above are in line with Bank policy for interest rate risk.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Citizens Financial Services, Inc.
Consolidated Balance Sheet
	December 31,
(in thousands, except share data)	2013	2012
ASSETS:
Cash and cash equivalents:
Noninterest-bearing	$ 8,899	$ 12,307
Interest-bearing	1,184	14,026
Total cash and cash equivalents	10,083	26,333
Interest bearing time deposits with other banks	2,480	-
Available-for-sale securities	317,301	310,252
Loans held for sale	278	1,458
Loans (net of allowance for loan losses:
2013, $7,098; 2012, $6,784)	533,514	495,679
Premises and equipment	11,105	11,521
Accrued interest receivable	3,728	3,816
Goodwill	10,256	10,256
Bank owned life insurance	14,679	14,177
Other assets	11,510	8,935
TOTAL ASSETS	$ 914,934	$ 882,427
LIABILITIES:
Deposits:
Noninterest-bearing	$ 85,585	$ 89,494
Interest-bearing	662,731	647,602
Total deposits	748,316	737,096
Borrowed funds	66,932	46,126
Accrued interest payable	895	1,143
Other liabilities	6,735	8,587
TOTAL LIABILITIES	822,878	792,952
STOCKHOLDERS' EQUITY:
Preferred Stock $1.00 par value; authorized 3,000,000 shares
2013 and 2012; none issued in 2013 or 2012	-	-
Common Stock
$1.00 par value; authorized 15,000,000 shares 2013 and 2012;
issued 3,305,517 and 3,161,324 shares in 2013 and 2012,
respectively	3,306	3,161
Additional paid-in capital	23,562	16,468
Retained earnings	74,325	71,813
Accumulated other comprehensive (loss) income	(1,225)	4,631
Treasury stock, at cost:
290,468 and 262,921 shares for 2013 and 2012, respectively	(7,912)	(6,598)
TOTAL STOCKHOLDERS' EQUITY	92,056	89,475
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 914,934	$ 882,427
See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Income
Year Ended December 31,
(in thousands, except per share data)	2013	2012	2011
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$ 28,982	$ 29,770	$ 29,916
Interest-bearing deposits with banks	40	21	81
Investment securities:
Taxable	3,721	4,521	4,575
Nontaxable	3,405	3,702	3,666
Dividends	86	71	55
TOTAL INTEREST AND DIVIDEND INCOME	36,234	38,085	38,293
INTEREST EXPENSE:
Deposits	5,107	6,113	7,944
Borrowed funds	1,208	1,546	1,739
TOTAL INTEREST EXPENSE	6,315	7,659	9,683
NET INTEREST INCOME	29,919	30,426	28,610
Provision for loan losses	405	420	675
NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	29,514	30,006	27,935
NON-INTEREST INCOME:
Service charges	4,299	4,475	4,380
Trust	694	644	665
Brokerage and insurance	444	392	352
Investment securities gains, net	441	604	334
Gains on loans sold	443	759	208
Earnings on bank owned life insurance	502	507	498
Other	446	456	479
TOTAL NON-INTEREST INCOME	7,269	7,837	6,916
NON-INTEREST EXPENSES:
Salaries and employee benefits	11,392	11,018	9,996
Occupancy	1,271	1,265	1,331
Furniture and equipment	492	411	449
Professional fees	781	891	744
Federal depository insurance	450	468	592
Pennsylvania shares tax	640	602	541
Other	4,630	4,642	4,756
TOTAL NON-INTEREST EXPENSES	19,656	19,297	18,409
Income before provision for income taxes	17,127	18,546	16,442
Provision for income taxes	3,752	4,331	3,610
NET INCOME	$ 13,375	$ 14,215	$ 12,832
PER COMMON SHARE DATA:
NET INCOME – BASIC	$ 4.42	$ 4.65	$ 4.16
NET INCOME - DILUTED	$ 4.42	$ 4.65	$ 4.16
CASH DIVIDENDS PER SHARE	$ 1.22	$ 1.51	$ 1.09

Number of shares used in computation - basic	3,025,315	3,056,078	3,087,221
Number of shares used in computation - diluted	3,026,485	3,057,720	3,087,221

See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Changes in Comprehensive Income
Year Ended December 31,
(in thousands)	2013	2012	2011
Net Income	$ 13,375	$ 14,215	$ 12,832

Other comprehensive (loss) income
Securities available for sale
Change in net unrealized gain/loss during the period	(9,955)	821	7,114
Income tax expense (benefit)	(3,384)	278	2,419
	(6,571)	543	4,695

Reclassification adjustment for gains included in income	(441)	(604)	(334)
Income tax benefit	(150)	(205)	(114)
	(291)	(399)	(220)

Change in unrealized loss on interest rate swap	200	148	61
Income tax expense	68	50	21
	132	98	40

Change in unrecognized pension costs	1,325	(848)	(939)
Income tax expense (benefit)	451	(288)	(319)
	874	(560)	(620)

Net other comprehensive income (loss)	(5,856)	(318)	3,895
Comprehensive income	$ 7,519	$ 13,897	$ 16,727

See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Changes in Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2010	3,104,434	$ 3,104	$ 14,235	$ 54,932	$ 1,054	$ (4,635)	$ 68,690

Net income				12,832			12,832
Net other comprehensive income					3,895		3,895
Stock dividend	28,432	29	1,023	(1,052)			-
Purchase of treasury stock (24,247 shares)						(851)	(851)
Restricted stock awards			(159)				(159)
Restricted stock vesting			209				209
Cash dividend reinvestment paid from treasury stock			5	(227)		222	-
Cash dividends, $1.09 per share				(3,148)			(3,148)
Balance, December 31, 2011	3,132,866	3,133	15,313	63,337	4,949	(5,264)	81,468

Net income				14,215			14,215
Net other comprehensive loss					(318)		(318)
Stock dividend	28,458	28	1,110	(1,138)			-
Purchase of treasury stock (33,042 shares)						(1,348)	(1,348)
Restricted stock awards			(156)			14	(142)
Restricted stock vesting			201				201
Cash dividends, $1.51 per share				(4,601)			(4,601)
Balance, December 31, 2012	3,161,324	3,161	16,468	71,813	4,631	(6,598)	89,475

Net income				13,375			13,375
Net other comprehensive loss					(5,856)		(5,856)
Stock dividend	144,193	145	7,022	(7,167)			-
Purchase of treasury stock (31,092 shares)						(1,483)	(1,483)
Restricted stock and Board of Director awards			(149)			34	(115)
Restricted stock vesting			218				218
Forfeited restricted stock			2			(2)	-
Cash dividend reinvestment paid from treasury stock			1	(138)		137	-
Cash dividends, $1.22 per share				(3,558)			(3,558)
Balance, December 31, 2013	3,305,517	$ 3,306	$ 23,562	$ 74,325	$ (1,225)	$ (7,912)	$ 92,056

Citizens Financial Services, Inc.
Consolidated Statement of Cash Flows
	Year Ended December 31,
(in thousands)	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$ 13,375	$ 14,215	$ 12,832
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	405	420	675
Depreciation and amortization	428	420	469
Amortization and accretion on investment securities	2,427	2,364	1,932
Deferred income taxes	670	(58)	98
Investment securities gains, net	(441)	(604)	(334)
Earnings on bank owned life insurance	(502)	(507)	(498)
Stock awards	218	201	209
Originations of loans held for sale	(20,239)	(37,398)	(9,583)
Proceeds from sales of loans held for sale	21,862	36,699	9,791
Realized gains on loans sold	(443)	(759)	(208)
Decrease (increase) in accrued interest receivable	88	(195)	(166)
Decrease in prepaid federal depository insurance	1,010	415	531
Decrease in accrued interest payable	(248)	(369)	(267)
Other, net	(793)	(33)	83
Net cash provided by operating activities	17,817	14,811	15,564
Cash Flows from Investing Activities:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	25,461	20,619	10,264
Proceeds from maturity and principal repayments of securities	78,596	117,375	89,645
Purchase of securities	(123,488)	(130,966)	(162,247)
Proceeds from redemption of Regulatory Stock	1,634	1,141	472
Purchase of Regulatory Stock	(1,997)	(1,405)	-
Net increase in loans	(38,620)	(15,230)	(14,551)
Purchase of interest bearing time deposits	(2,480)	-	-
Purchase of premises, equipment and software	(328)	(438)	(140)
Proceeds from sale of premises and equipment	-	-	590
Proceeds from sale of foreclosed assets held for sale	285	738	372
Property purchased for future expansion	-	-	(542)
Net cash used in investing activities	(60,937)	(8,166)	(76,137)
Cash Flows from Financing Activities:
Net increase in deposits	11,220	3,103	53,282
Proceeds from long-term borrowings	-	-	3,018
Repayments of long-term borrowings	(20,781)	(5,590)	(7,000)
Net increase (decrease) in short-term borrowed funds	41,587	(2,166)	1,868
Purchase of treasury stock	(1,483)	(1,348)	(851)
Purchase of restricted stock	(115)	(142)	(159)
Dividends paid	(3,558)	(4,601)	(3,148)
Net cash provided by (used in) financing activities	26,870	(10,744)	47,010
Net decrease in cash and cash equivalents	(16,250)	(4,099)	(13,563)
Cash and Cash Equivalents at Beginning of Year	26,333	30,432	43,995
Cash and Cash Equivalents at End of Year	$ 10,083	$ 26,333	$ 30,432
Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 6,563	$ 8,028	$ 9,950
Income taxes paid	$ 3,245	$ 4,345	$ 3,215
Non-cash activities:

Real estate acquired in settlement of loans	$ 1,051	$ 374	$ 684
See accompanying notes to consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Citizens Financial Services, Inc. (individually and collectively, the “Company”), is headquartered in Mansfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, First Citizens Community  Bank (the “Bank”), and its wholly owned subsidiary, First Citizens Insurance Agency, Inc.  During 2012, the Bank converted form a national bank to a Pennsylvania state chartered bank and trust company, which resulted in a name change from First Citizens National Bank. As of December 31, 2013, the Bank operates seventeen full-service banking braches in Potter, Tioga and Bradford counties, Pennsylvania and Allegany County, New York and loan production offices in Clinton and Luzerne Counties in Pennsylvania.  The Bank also provides trust services, including the administration of trusts and estates, retirement plans, and other employee benefit plans, along with a brokerage division that provides a comprehensive menu of investment services.  The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services.  The Company and Bank are supervised by the Board of Governors of the Federal Reserve System, while the Bank is subject to additional regulation and supervision by the Pennsylvania Department of Banking.

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

Interest bearing time deposits with other banks are not included with cash and cash equivalents as the original maturities were greater than 90 days.

Investment Securities

Investment securities at the time of purchase are classified as one of the three following types:

Held-to-Maturity Securities - Includes securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. The Company had no held-to-maturity securities as of December 31, 2013 and 2012.

Trading Securities - Includes debt and equity securities bought and held principally for the purpose of selling them in the near term. Such securities are reported at fair value with unrealized holding gains and losses included in earnings. The Company had no trading securities as of December 31, 2013 and 2012.

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

The Company allocates the allowance based on the factors described below, which conform to the Company’s loan classification policy. In reviewing risk within the Bank’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The allowance for loan losses consists of amounts applicable to: (i) residential real estate loans; (ii) commercial and agricultural real estate loans; (iii) construction; (iv) consumer loans; (v) commercial and other loans and (vi) state and political subdivision loans. Factors considered in this process include general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are evaluated to determine additional inherent risks in the loan portfolio, which are not necessarily reflected in the historical loss percentages. These factors are then added to the historical allocation percentage to get the adjusted factor to be applied to non classified loans. The following qualitative factors are analyzed:

•	Level of and trends in delinquencies, impaired/classified loans
▪	Change in volume and severity of past due loans
▪	Volume of non-accrual loans
▪	Volume and severity of classified, adversely or graded loans
•	Level of and trends in charge-offs and recoveries
•	Trends in volume, terms and nature of the loan portfolio
•	Effects of any changes in risk selection and underwriting standards and any other changes in lending and recovery policies, procedures and practices
•	Changes in the quality of the Bank’s loan review system
•	Experience, ability and depth of lending management and other relevant staff
•	National, state, regional and local economic trends and business conditions
▪	General economic conditions
▪	Unemployment rates
▪	Inflation / CPI
▪	Changes in values of underlying collateral for collateral-dependent loans
•	Industry conditions including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses.
•	Existence and effect of any credit concentrations, and changes in the level of such concentrations
•	Any change in the level of board oversight

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

Intangible Assets

Intangible assets include core deposit intangibles, which are a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases. The core deposit intangibles are being amortized from 3 to 5 ½ year life on a straight-line basis depending on the acquisition and are included in other assets. The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. As of December 31, 2013 and 2012, these core deposit intangibles were fully amortized. Amortization expense amounted to $15,000 and $17,000 for 2012 and 2011. There was no amortization expense in 2013.

Goodwill

The Company utilizes a two-step process for testing the impairment of goodwill on at least an annual basis.  This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts.  The Company performs an annual impairment analysis of goodwill.  Based on the fair value of the reporting unit, no impairment of goodwill was recognized in 2013, 2012 or 2011.

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

The Company has a defined contribution, 401(k) plan covering eligible employees. The employee may also contribute to the plan on a voluntary basis, up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k).   Under the plan, the Company also makes contributions on behalf of eligible employees, which vest immediately. For employees hired after January 1, 2007, in lieu of the pension plan, an additional annual discretionary 401(k) plan contribution equal to a percentage of an employee’s base compensation.

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

Derivative Financial Instruments

The Company entered into an interest rate swap derivative to convert floating-rate debt to fixed-rate debt. This derivative matured in 2013 and was not replaced. The Company's interest rate swap agreement involved an agreement to pay a fixed rate and receive a floating rate, at specified intervals, calculated on an agreed-upon notional amount. The Company's objective in entering into this interest rate financial instrument was to mitigate its exposure to significant unplanned fluctuations in earnings caused by volatility in interest rates. As of December 31, 2012, the derivative instrument entered into was designated as a hedge of underlying exposures. The Company did not use this instrument for trading or speculative purposes.  Derivative instruments used by the Company involve, to varying degrees, elements of credit risk, in the event a counter party should default, and market risk, as the instruments are subject to interest rate fluctuations. Credit risk is managed through the use of counterparty diversification and monitoring of counterparty financial condition.

All derivatives are recognized on the balance sheet at their fair value. The derivative entered into by the Company qualified for and was designated as a cash flow hedge. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. There was no net gain or loss recognized in earnings related to our derivative instruments during the years ended December 31, 2013, 2012 and 2011.

Comprehensive Income
The Company is required to present comprehensive income in a full set of general purpose financial statements for all periods presented. Other comprehensive income (loss) is comprised of unrealized holding gains (losses) on the available-for-sale securities portfolio, unrecognized pension costs, and unrealized gain (loss) on interest rate swap.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. The ASU requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement with its co-obligors as well as any additional amount that the entity expects to pay on behalf of its co-obligors. The new standard is effective retrospectively for fiscal years and interim periods within those years, beginning after December 15, 2013, and early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

In January 2014, FASB issued ASU 2014-01, Investments – Equity Method and Join Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this Update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

	2013	2012	2011

Basic earnings per share computation:
Net income applicable to common stock	$13,375,000	$14,215,000	$12,832,000
Weighted average common shares outstanding	3,025,315	3,056,078	3,087,221
Earnings per share – basic	$4.42	$4.65	$4.16

Diluted earnings per share computation:
Net income applicable to common stock	$13,375,000	$14,215,000	$12,832,000

Weighted average common shares outstanding for basic earnings per share	3,025,315	3,056,078	3,087,221
Add: Dilutive effects of restricted stock	1,170	1,642	-
Weighted average common shares outstanding for dilutive earnings per share	3,026,485	3,057,720	3,087,221
Earnings per share – dilutive	$4.42	$4.65	$4.16

Nonvested shares of restricted stock totaling, 2,555, 2,621 and 9,921 were outstanding during 2013, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. These anti-dilutive shares had prices ranging from $34.70-$44.50, $26.80-$37.35 and $18.50-$37.35 for 2013, 2012 and 2011, respectively.

Reclassification

Certain of the prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income or stockholders’ equity.

2. RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserves, in the form of cash balances with the Federal Reserve Bank, against its deposit liabilities.  The amount of such reserves was $1,447,000 and $1,468,000 at December 31, 2013 and 2012, respectively.

Non-retirement account deposits with one financial institution are insured up to $250,000. At times, the Company maintains cash and cash equivalents with other financial institutions in excess of the insured amount.

3. INVESTMENT SECURITIES

The amortized cost and fair value of investment securities at December 31, 2013 and 2012 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2013	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. agency securities	$ 153,896	$ 702	$ (2,409)	$ 152,189
U.S. Treasuries	11,856	-	(547)	11,309
Obligations of state and
political subdivisions	94,113	2,146	(1,254)	95,005
Corporate obligations	16,651	341	(190)	16,802
Mortgage-backed securities in
government sponsored entities	40,405	566	(300)	40,671
Equity securities in financial institutions	542	783	-	1,325
Total available-for-sale securities	$ 317,463	$ 4,538	$ (4,700)	$ 317,301

2012
Available-for-sale securities:
U.S. agency securities	$ 125,125	$ 2,150	$ (41)	$ 127,234
U.S. Treasuries	4,922	25	-	4,947
Obligations of state and
political subdivisions	95,288	5,721	(134)	100,875
Corporate obligations	21,699	452	(42)	22,109
Mortgage-backed securities in
government sponsored entities	52,072	1,728	(127)	53,673
Equity securities in financial institutions	912	502	-	1,414
Total available-for-sale securities	$ 300,018	$ 10,578	$ (344)	$ 310,252

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at December 31, 2013 and 2012 (in thousands).  As of December 31, 2013, the Company owned 98 securities whose fair value was less than their cost basis.

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2013	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$ 98,356	$ (2,212)	$ 2,825	$ (197)	$ 101,181	$ (2,409)
U.S. Treasuries	11,309	(547)	-	-	11,309	(547)
Obligations of states and
political subdivisions	24,201	(865)	6,491	(389)	30,692	(1,254)
Corporate obligations	6,103	(124)	2,251	(66)	8,354	(190)
Mortgage-backed securities in
government sponsored entities	23,920	(266)	1,164	(34)	25,084	(300)
Total securities	$ 163,889	$ (4,014)	$ 12,731	$ (686)	$ 176,620	$ (4,700)

2012
U.S. agency securities	$ 6,016	$ (41)	$ -	$ -	$ 6,016	$ (41)
Obligations of states and
political subdivisions	7,981	(134)	-	-	7,981	(134)
Corporate obligations	10,972	(42)	-	-	10,972	(42)
Mortgage-backed securities in
government sponsored entities	8,651	(127)	-	-	8,651	(127)
Total securities	$ 33,620	$ (344)	$ -	$ -	$ 33,620	$ (344)

As of December 31, 2013, the Company’s investment securities portfolio contains unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, U.S treasury notes, obligations of states and political subdivisions, corporate obligations and mortgage backed securities in government sponsored entities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  As of December 31, 2013 and 2012, the Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period. During 2011, an impairment loss was determined to be other than temporary for an equity security in a financial institution. As a result a $54,000 loss was recognized on the Consolidated Statement of Income.

Proceeds from sales of securities available-for-sale during 2013, 2012, and 2011 were $25,461,000, $20,619,000 and $10,264,000, respectively. The gross gains realized during 2013 consisted of realized gains of $86,000, $356,000, $296,000, $87,000 and $2,000 from the sale of seven agency securities, nine mortgage backed securities, portions of three equity securities, four municipal securities and one corporate security, respectively. The gross losses incurred during 2013 were made up of realized losses of $246,000 and $140,000 from the sale of a corporate security and two mortgage backed securities, respectively. The gross gains realized during 2012 consisted of realized gains of $50,000, $392,000, $58,000, $95,000 and $9,000 from the sale of four agency securities, twelve mortgage backed securities, portions of an equity security, two U.S. Treasuries and one municipal security, respectively. There were no losses incurred during 2012. The gross gains realized during 2011 consisted of realized gains of $115,000, $254,000, $68,000 and $24,000 from the sale of three agency securities, thirteen mortgage backed securities, portions of two equity securities and one municipal security, respectively. The gross losses incurred during 2011 were made up of realized losses of $4,000, $6,000, and $63,000 from the sale of an equity security, one mortgage backed security, and three municipal securities and an impairment charge related to an equity security in a financial institution in the amount of $54,000. Gross gains and gross losses were realized as follows (in thousands):

	2013	2012	2011
Gross gains	$ 827	$ 604	$ 461
Gross losses	386	-	127
Net gains	$ 441	$ 604	$ 334

Investment securities with an approximate carrying value of $194,659,000 and $193,332,000 at December 31, 2013 and 2012, respectively, were pledged to secure public funds and certain other deposits as provided by law and certain borrowing arrangements of the Company.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at December 31, 2013, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$ 13,040	$ 13,156
Due after one year through five years	102,983	102,959
Due after five years through ten years	88,629	87,077
Due after ten years	112,269	112,784
Total	$ 316,921	$ 315,976

4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout north central Pennsylvania and Southern New York.  Although the Company has a diversified loan portfolio at December 31, 2013 and 2012, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio, as well as how those segments are analyzed within the allowance for loan losses as of December 31, 2013 and 2012 (in thousands):

2013	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 187,101	$ 342	$ 186,759
Commercial and agricultural	215,088	8,310	206,778
Construction	8,937	-	8,937
Consumer	9,563	15	9,548
Other commercial and agricultural loans	54,029	1,733	52,296
State and political subdivision loans	65,894	-	65,894
Total	540,612	$ 10,400	$ 530,212
Allowance for loan losses	7,098
Net loans	$ 533,514
2012	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 178,080	$ 424	$ 177,656
Commercial and agricultural	194,725	9,093	185,632
Construction	12,011	-	12,011
Consumer	10,559	-	10,559
Other commercial and agricultural loans	47,880	901	46,979
State and political subdivision loans	59,208	-	59,208
Total	502,463	$ 10,418	$ 492,045
Allowance for loan losses	6,784
Net loans	$ 495,679

Real estate loans serviced for Freddie Mac and Fannie Mae, which are not included in the consolidated balance sheet, totaled $82,618,000 and $73,813,000 at December 31, 2013 and 2012, respectively.

As of December 31, 2013 and 2012, net unamortized loan fees and costs of $1,187,000 and $1,354,000, respectively, were included in the carrying value of loans.

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

The following table includes the recorded investment and unpaid principal balances for impaired loans by class, with the associated allowance amount as of December 31, 2013 and 2012, if applicable (in thousands):
		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
2013
Real estate loans:
Mortgages	$ 232	$ 138	$ 70	$ 208	$ 14
Home Equity	134	65	69	134	13
Commercial	9,901	6,335	1,975	8,310	305
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	15	15	-	15	-
Other commercial loans	1,794	1,679	54	1,733	1
Other agricultural loans	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-
Total	$ 12,076	$ 8,232	$ 2,168	$ 10,400	$ 333

2012
Real estate loans:
Mortgages	$ 309	$ 150	$ 136	$ 286	$ 8
Home Equity	138	-	138	138	14
Commercial	10,669	6,476	2,617	9,093	559
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	950	592	309	901	1
Other agricultural loans	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-
Total	$ 12,066	$ 7,218	$ 3,200	$ 10,418	$ 582

The following table includes the average investment in impaired loans and the income recognized on impaired loans for 2013, 2012 and 2011 (in thousands):

			Interest
	Average	Interest	Income
	Recorded	Income	Recognized
2013	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$ 327	$ 7	$ -
Home Equity	136	4	-
Commercial	8,499	457	377
Agricultural	-	-	-
Construction	-	-	-
Consumer	5	-	-
Other commercial loans	1,761	79	-
Other agricultural loans	-	-	-
State and political
subdivision loans	-	-	-
Total	$ 10,728	$ 547	$ 377

2012
Real estate loans:
Mortgages	$ 170	$ 2	$ 2
Home Equity	112	4	4
Commercial	7,882	117	117
Agricultural	-	-	-
Construction	-	-	-
Consumer	-	-	-
Other commercial loans	461	-	-
Other agricultural loans	-	-	-
State and political
subdivision loans	-	-	-
Total	$ 8,625	$ 123	$ 123

2011
Real estate loans:
Mortgages	$ -	$ -	$ -
Home Equity	39	1	1
Commercial	8,584	65	65
Agricultural	370	37	37
Construction	-	-	-
Consumer	-	-	-
Other commercial loans	501	-	-
Other agricultural loans	159	20	20
State and political
subdivision loans	-	-	-
Total	$ 9,653	$ 123	$ 123

Credit Quality Information

For commercial real estate, agricultural real estate, construction, other commercial, other agricultural loans and state and political subdivision loans, management uses a nine point internal risk rating system to monitor the credit quality. The first five categories are considered not criticized and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The definitions of each rating are defined below:

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay the loan as agreed, the Bank’s loan rating process includes several layers of internal and external oversight. The Company’s loan officers are responsible for the timely and accurate risk rating of the loans in each of their portfolios at origination and on an ongoing basis under the supervision of management.  All commercial and agricultural loans are reviewed annually to ensure the appropriateness of the loan grade. In addition, the Bank engages an external consultant on at least an annual basis. The external consultant is engaged to 1) review a minimum of 55% (60% during 2012) of the dollar volume of the commercial loan portfolio on an annual basis, 2) review a sample of new commercial/agricultural loans originated in the last year, 3) review all relationships in aggregate over $500,000, 4) review all aggregate loan relationships over $100,000 which are over 90 days past due, classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate.

The following tables represent credit exposures by internally assigned grades as of December 31, 2013 and 2012 (in thousands):
2013	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$ 166,956	$ 4,645	$ 21,284	$ 202	$ -	$ 193,087
Agricultural	15,923	1,910	4,168	-	-	22,001
Construction	8,937	-	-	-	-	8,937
Other commercial loans	40,798	1,747	1,938	5	-	44,488
Other agricultural loans	7,431	153	1,957	-	-	9,541
State and political
subdivision loans	65,894	-	-	-	-	65,894
Total	$ 305,939	$ 8,455	$ 29,347	$ 207	$ -	$ 343,948

2012	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$ 149,892	$ 7,616	$ 19,127	$ 75	$ -	$ 176,710
Agricultural	13,690	2,386	1,939	-	-	18,015
Construction	12,011	-	-	-	-	12,011
Other commercial loans	39,239	826	1,555	-	-	41,620
Other agricultural loans	4,833	589	838	-	-	6,260
State and political
subdivision loans	58,120	-	1,088	-	-	59,208
Total	$ 277,785	$ 11,417	$ 24,547	$ 75	$ -	$ 313,824

For residential real estate mortgages, home equities and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below and all loans past due 90 or more days. The following table presents the recorded investment in those loan classes based on payment activity as of December 31, 2013 and 2012 (in thousands):

2013	Performing	Non-performing	Total
Real estate loans:
Mortgages	$ 119,075	$ 809	$ 119,884
Home Equity	66,989	228	67,217
Consumer	9,547	16	9,563
Total	$ 195,611	$ 1,053	$ 196,664

2012	Performing	Non-performing	Total
Real estate loans:
Mortgages	$ 105,822	$ 726	$ 106,548
Home Equity	71,263	269	71,532
Consumer	10,555	4	10,559
Total	$ 187,640	$ 999	$ 188,639

Age Analysis of Past Due Loans by Class

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loans as of December 31, 2013 and 2012, (in thousands):

	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
2013	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
Real estate loans:
Mortgages	$ 362	$ 40	$ 739	$ 1,141	$ 118,743	$ 119,884	$ 301
Home Equity	632	2	229	863	66,354	67,217	51
Commercial	88	319	3,091	3,498	189,589	193,087	344
Agricultural	-	-	-	-	22,001	22,001	-
Construction	-	-	-	-	8,937	8,937	-
Consumer	96	36	16	148	9,415	9,563	1
Other commercial loans	29	28	49	106	44,382	44,488	-
Other agricultural loans	-	-	-	-	9,541	9,541	-
State and political
subdivision loans	-	-	-	-	65,894	65,894	-
Total	$ 1,207	$ 425	$ 4,124	$ 5,756	$ 534,856	$ 540,612	$ 697

Loans considered non-accrual	$ 98	$ 164	$ 3,427	$ 3,689	$ 4,408	$ 8,097
Loans still accruing	1,109	261	697	2,067	530,448	532,515
Total	$ 1,207	$ 425	$ 4,124	$ 5,756	$ 534,856	$ 540,612

	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
2012	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
Real estate loans:
Mortgages	$ 636	$ 294	$ 493	$ 1,423	$ 105,125	$ 106,548	$ 244
Home Equity	267	17	222	506	71,026	71,532	88
Commercial	602	-	2,149	2,751	173,959	176,710	152
Agricultural	54	-	-	54	17,961	18,015	-
Construction	-	-	-	-	12,011	12,011	-
Consumer	45	43	4	92	10,467	10,559	4
Other commercial loans	962	-	317	1,279	40,341	41,620	18
Other agricultural loans	-	-	-	-	6,260	6,260	-
State and political
subdivision loans	-	-	-	-	59,208	59,208	-
Total	$ 2,566	$ 354	$ 3,185	$ 6,105	$ 496,358	$ 502,463	$ 506
Loans considered non-accrual	$ 73	$ 69	$ 2,679	$ 2,821	$ 5,246	$ 8,067
Loans still accruing	2,493	285	506	3,284	491,112	494,396
Total	$ 2,566	$ 354	$ 3,185	$ 6,105	$ 496,358	$ 502,463

Nonaccrual Loans

Loans are considered for nonaccrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans or if full payment of principal and interest is not expected.

The following table reflects the loans on nonaccrual status as of December 31, 2013 and 2012, respectively. The balances are presented by class of loan (in thousands):

	2013	2012
Real estate loans:
Mortgages	$ 508	$ 482
Home Equity	177	181
Commercial	7,247	7,042
Agricultural	-	-
Construction	-	-
Consumer	15	-
Other commercial loans	150	362
Other agricultural loans	-	-
State and political subdivision	-	-

	$ 8,097	$ 8,067

Interest income on loans would have increased by approximately $632,000, $531,000, and $625,000 and during 2013, 2012 and 2011, respectively, if these loans had performed in accordance with their terms.

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company’s investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower’s ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  Based on this evaluation management would no longer consider a loan to be a TDR when the relevant facts support such a conclusion. As of December 31, 2013, 2012 and 2011, included within the allowance for loan losses are reserves of $28,000, $14,000 and $14,000, respectively, that are associated with loans modified as TDRs.

Loan modifications that are considered TDR’s completed during the years ended December 31, 2013 and 2012 were as follows (dollars in thousands):

	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
2013
Real estate loans:
Mortgages	1	-	$ 72	$ -	$ 72	$ -
Commercial	-	2	-	1,365	-	1,365
Other commercial loans	-	2	-	1,530	-	1,530
Total	1	4	$ 72	$ 2,895	$ 72	$ 2,895

2012
Real estate loans:
Mortgages	1	1	$ 48	$ 71	$ 48	$ 71
Commercial	-	3	-	160	-	160
Other commercial loans	-	1	-	25	-	25
Total	1	5	$ 48	$ 256	$ 48	$ 256

2011
Real estate loans:
Residential	2	-	$ 76	$ -	$ 76	$ -
Commercial	5	1	5,912	47	5,912	47
Other commercial loans	1	-	15	-	15	-
Total	8	1	$ 6,003	$ 47	$ 6,003	$ 47

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The following table presents the recorded investment in loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which begin January 1, 2013 and 2012, respectively, and that subsequently defaulted during these reporting periods (dollars in thousands):

	2013		2012		2011
	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Real estate loans:
Commercial	1	$ 55	1	$ 50	3	$ 150
Other commercial loans	1	6	-	-	-	-
Total recidivism	2	$ 61	1	$ 50	3	$ 150

Allowance for Loan Losses

The following tables roll forward the balance of the allowance for loan and lease losses for the years ended December 31, 2013, 2012 and 2011 and is segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2013, 2012 and 2011 (in thousands):

	Balance at December 31, 2012	Charge-offs	Recoveries	Provision	Balance at December 31, 2013	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 875	$ (17)	$ 5	$ 83	$ 946	$ 27	$ 919
Commercial and agricultural	4,437	(62)	5	178	4,558	305	4,253
Construction	38	-	-	12	50	-	50
Consumer	119	(54)	33	7	105	-	105
Other commercial and agricultural loans	728	(1)	-	215	942	1	941
State and political
subdivision loans	271	-	-	59	330	-	330
Unallocated	316	-	-	(149)	167	-	167
Total	$ 6,784	$ (134)	$ 43	$ 405	$ 7,098	$ 333	$ 6,765

	Balance at December 31, 2011	Charge-offs	Recoveries	Provision	Balance at December 31, 2012	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 805	$ (95)	$ -	$ 165	$ 875	$ 22	$ 853
Commercial and agricultural	4,132	(2)	9	298	4,437	559	3,878
Construction	15	-	-	23	38	-	38
Consumer	111	(54)	33	29	119	-	119
Other commercial and agricultural loans	674	(21)	7	68	728	1	727
State and political
subdivision loans	235	-	-	36	271	-	271
Unallocated	515	-	-	(199)	316	-	316
Total	$ 6,487	$ (172)	$ 49	$ 420	$ 6,784	$ 582	$ 6,202

	Balance at December 31, 2010	Charge-offs	Recoveries	Provision	Balance at December 31, 2011	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 969	$ (101)	$ -	$ (63)	$ 805	$ 13	$ 792
Commercial and agricultural	3,380	(29)	15	766	4,132	433	3,699
Construction	22	-	-	(7)	15	-	15
Consumer	108	(71)	57	17	111	-	111
Other commercial and agricultural loans	983	(6)	32	(335)	674	48	626
State and political
subdivision loans	137	-	-	98	235	-	235
Unallocated	316	-	-	199	515	-	515
Total	$ 5,915	$ (207)	$ 104	$ 675	$ 6,487	$ 494	$ 5,993

As discussed in Footnote 1, management evaluates various qualitative factors on a quarterly basis. The following are factors that experienced changes:

2013

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

The negative provision associated with commercial and other loans of $335,000 for 2011 was primarily driven by the $2,857,000 or 6.1% decrease in the loan portfolio balance from December 31, 2010 and the $1,164,000 decrease in commercial and other loans, including other agricultural loans classified as special mention or substandard. These items resulted in certain qualitative factors being reduced, which resulted the negative provision for 2011.

5. PREMISES & EQUIPMENT

Premises and equipment at December 31, 2013 and 2012 are summarized as follows (in thousands):

	December 31,
	2013	2012
Land	$ 3,295	$ 3,278
Buildings	12,448	12,448
Furniture, fixtures and equipment	6,204	6,374
Construction in process	104	64
	22,051	22,164
Less: accumulated depreciation	10,946	10,643
Premises and equipment, net	$ 11,105	$ 11,521

Depreciation expense amounted to $598,000, $606,000 and $649,000 for 2013, 2012 and 2011, respectively.

6. GOODWILL

As of December 31, 2013 and 2012, the Company had goodwill of $10,256,000, which is tested for impairment on an annual basis. Based on the fair value of the reporting unit, no goodwill impairment loss was recognized in 2013, 2012 or, 2011.

7. FEDERAL HOME LOAN BANK (FHLB) STOCK

The Bank is a member of the FHLB of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of December 31, 2013 and December 31, 2012, the Bank holds $3,652,100 and $3,290,000, respectively. The stock is bought from and sold to the FHLB based upon its $100 par value.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) A significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios have improved in the most recent quarters, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members during 2012 and 2013 and has reinstituted the dividend.

8. DEPOSITS

The following table shows the breakdown of deposits as of December 31, 2013 and 2012, by deposit type (dollars in thousands):

	2013	2012
Non-interest-bearing deposits	$ 85,585	$ 89,494
NOW accounts	215,656	201,804
Savings deposits	95,678	87,836
Money market deposit accounts	85,038	83,423
Certificates of deposit	266,359	274,539
Total	$ 748,316	$ 737,096

Certificates of deposit of $100,000 or more amounted to $117,942,000 and $113,479,000 at December 31, 2013 and 2012, respectively. Interest expense on certificates of deposit of $100,000 or more amounted to $1,516,000, $1,819,000 and $2,496,000, for the years ended December 31, 2013, 2012, and 2011, respectively.

Following are maturities of certificates of deposit as of December 31, 2013 (in thousands):

2014	$ 133,491
2015	55,317
2016	36,051
2017	19,955
2018	16,323
Thereafter	5,222
Total certificates of deposit	$ 266,359

9. BORROWED FUNDS

The following table shows the breakdown of borrowed funds as of December 31, 2013 and 2012, by deposit type (dollars in thousands):

	Securities
	Sold Under						Total
	Agreements to	FHLB	Federal Funds	FRB	Notes	Term	Borrowed
	Repurchase(a)	Advances(b)	Line (c)	BIC Line (d)	Payable(e,f)	Loans(g)	Funds
2013
Balance at December 31	$ 7,278	$ 42,954	$ -	$ -	$ 7,500	$ 9,200	$ 66,932
Highest balance at any month-end	8,923	42,954	-	-	7,500	30,000	89,377
Average balance	7,821	4,871	-	-	7,500	22,022	42,214
Weighted average interest rate:
Paid during the year	0.88%	0.25%	0.73%	0.75%	5.82%	3.13%	2.86%
As of year-end	0.87%	0.25%	0.00%	0.00%	3.04%	2.78%	0.96%
2012
Balance at December 31	$ 8,626	$ -	$ -	$ -	$ 7,500	$ 30,000	$ 46,126
Highest balance at any month-end	11,382	19,338	-	-	7,500	35,000	73,220
Average balance	9,765	3,135	-	1	7,500	32,077	52,478
Weighted average interest rate:
Paid during the year	0.84%	0.25%	0.51%	0.75%	5.87%	3.14%	2.95%
As of year-end	0.87%	0.00%	0.00%	0.00%	5.87%	3.06%	3.10%

(a) Securities sold under agreements to repurchase mature within 5 years. As of December 31, 2013 and 2012, repurchase agreements with original maturities of less than one year totaled $6,069,000 and $7,436,000, respectively. As of December 31, 2013 and 2012, repurchase agreements with original maturities greater than one year totaled $1,209,000 and $1,190,000, respectively. The carrying value of the underlying securities pledged at December 31, 2013 and 2012 was $12,416,000 and $13,177,000, respectively.

(b) FHLB Advances consist of an “Open RepoPlus” agreement with the Federal Home Loan Bank of Pittsburgh. FHLB “Open RepoPlus” advances are short-term borrowings that bear interest based on the Federal Home Loan Bank discount rate or Federal Funds rate, whichever is higher.  The Company has a borrowing limit of $250,777,000, inclusive of any outstanding advances. FHLB advances are secured by a blanket security agreement that includes the Company’s FHLB stock, as well as certain investment and mortgage-backed securities held in safekeeping at the FHLB and certain residential and commercial mortgage loans.  At December 31, 2013 and 2012, the approximate carrying value of the securities collateral was $4,514,000 and $8,092,000, respectively.

(c) The federal funds line consists of an unsecured line from a third party bank at market rates.  The Company has a borrowing limit of $10,000,000, inclusive of any outstanding balances.  No specific collateral is required to be pledged for these borrowings.

(d) The Federal Reserve Bank Borrower in Custody (FRB BIC) Line consists of a borrower in custody in agreement open in January 2010 with the Federal Reserve Bank of Philadelphia secured by municipal loans maintained in the Company's possession.    As of December 31, 2013, the Company has a borrowing limit of $13,602,000, inclusive of any outstanding advances. The approximate carrying value of the municipal loan collateral was $16,600,000 and $16,814,000 as of December 31, 2013 and 2012, respectively.

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

(f) In December, 2008, the Company entered into an interest rate swap agreement to convert floating-rate debt to fixed rate debt on a notional amount of $7,500,000. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreement was entered into on December 17, 2008 and matured December 17, 2013.  The fair value of the interest rate swap at December 31, 2012 was a liability of $200,000, and was included within other liabilities on the consolidated balance sheets.

(g) Term Loans consist of separate loans with a third party bank and the Federal Home Loan Bank of Pittsburgh as follows (in thousands):

		December 31,	December 31,
Interest Rate	Maturity	2013	2012
Fixed:
2.72%	March 31, 2013		1,150
2.58%	April 28, 2013		2,000
2.37%	May 5, 2013		2,000
3.75%	May 6, 2013		2,000
3.55%	May 9, 2013		2,000
2.26%	May 15, 2013		1,650
3.42%	December 2, 2013		5,000
3.52%	December 5, 2013		5,000
2.31%	January 27,2014	1,000	1,000
2.80%	April 17, 2014	3,200	3,200
2.29%	October 2, 2017	2,000	2,000
2.72%	July 12, 2018	1,000	1,000
3.52%	July 12, 2021	2,000	2,000
Total term loans		$ 9,200	$ 30,000

Following are maturities of borrowed funds as of December 31, 2013 (in thousands):

2014	$ 60,723
2015	675
2016	534
2017	2,000
2018	1,000
Thereafter	2,000
Total borrowed funds	$ 66,932

10. EMPLOYEE BENEFIT PLANS

Noncontributory Defined Benefit Pension Plan

The Bank sponsors a trusteed, noncontributory defined benefit pension plan covering substantially all employees and officers.  The pension plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank and compensation rates near retirement. The Bank’s funding policy is to make annual contributions, if needed, based upon the funding formula developed by the pension plan’s actuary. For the years ended December 31, 2013 and 2012, contributions to the pension plan totaled $1,000,000 and $750,000, respectively.

The pension plan was amended to cease eligibility for employees with a hire date of January 1, 2007 or later.  In lieu of the pension plan, employees with a hire date of January 1, 2007 or later are eligible to receive, after meeting length of service requirements, an annual discretionary 401(k) plan contribution from the Bank equal to a percentage of an employee’s base compensation.  The contribution amount will be placed in a separate account within the 401(k) plan and will be subject to a vesting requirement. Contributions by the Company totaled $40,000, $30,000 and $18,000 for 2013, 2012 and 2011, respectively.

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

The following table sets forth the obligation and funded status as of December 31 (in thousands):

	2013	2012

Change in benefit obligation
Benefit obligation at beginning of year	$10,017	$8,387
Service cost	342	330
Interest cost	363	344
Actuarial (Gain) / Loss	(380)	1,207
Benefits paid	(603)	(251)
Benefit obligation at end of year	9,739	10,017

Change in plan assets
Fair value of plan assets at beginning of year	8,761	7,472
Actual return on plan assets	1,361	790
Employer contribution	1,000	750
Benefits paid	(603)	(251)
Fair value of plan assets at end of year	10,519	8,761

Funded status	$780	$(1,256)

Amounts not yet recognized as a component of net periodic pension cost (in thousands):

Amounts recognized in accumulated other
comprehensive loss consists of:
Net loss	$2,008	$3,375
Prior service cost	(315)	(357)
Total	$1,693	$3,018

The accumulated benefit obligation for the defined benefit pension plan was $9,739,000 and $10,017,000 at December 31, 2013 and 2012, respectively.

The components of net periodic benefit costs for the periods ending December 31 are as follows (in thousands):

	2013	2012	2011
Service cost	$342	$330	$328
Interest cost	363	344	402
Expected return on plan assets	(673)	(565)	(595)
Net amortization and deferral	257	135	46
Net periodic benefit cost	$289	$244	$181

The estimated net loss and prior service cost (benefit) that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost in 2014 is $93,000 and $(45,000), respectively.

The weighted-average assumptions used to determine benefit obligations at December 31:

	2013	2012
Discount rate	4.30%	3.30%
Rate of compensation increase	3.00%	3.00%

The weighted-average assumptions used to determine net periodic benefit cost for the year ended December 31:

	2013	2012	2011
Discount rate	3.30%	4.00%	5.25%
Expected long-term return on plan assets	7.50%	7.50%	8.00%
Rate of compensation increase	3.00%	3.00%	3.00%

The long-term rate of return on plan assets gives consideration to returns currently being earned on plan assets as well as future rates expected to be earned.  The investment objective is to maximize total return consistent with the interests of the participants and beneficiaries, and prudent investment management.  The allocation of the pension plan assets is determined on the basis of sound economic principles and is continually reviewed in light of changes in market conditions.  Asset allocation favors equity securities, with a target allocation of 50-70%.  The target allocation for debt securities is 30-50%.  At December 31, 2013, the pension plan had a sufficient cash and money market position in order to re-allocate the equity portfolio for diversification purposes and reduce risk in the total portfolio.  The following table sets forth by level, within the fair value hierarchy as defined in footnote 17, the Plan’s assets at fair value as of December 31, 2013 and 2012 (in thousands):

2013	Level I	Level II	Level III	Total	Allocation
Assets
Cash and cash equivalents	$ 648	$ -	$ -	$ 648	6.2%
Equity Securities
U.S. Companies	3,879	-	-	3,879	36.8%
Mutual Funds and ETF's (a)	3,903	-	-	3,903	37.1%
Corporate Bonds	-	1,525	-	1,525	14.5%
U.S. Agency Securities	-	564	-	564	5.4%
Total	$ 8,430	$ 2,089	$ -	$ 10,519	100.0%

2012	Level I	Level II	Level III	Total	Allocation
Assets
Cash and cash equivalents	$ 525	$ -	$ -	$ 525	6.0%
Equity Securities
U.S. Companies	3,121	-	-	3,121	35.6%
Mutual Funds and ETF's (a)	3,058	-	-	3,058	34.9%
Corporate Bonds	-	1,149	-	1,149	13.1%
U.S. Agency Securities	-	908	-	908	10.4%
Total	$ 6,704	$ 2,057	$ -	$ 8,761	100.0%

(a)	This category comprises mutual funds investing in domestic large-cap, mid-caps, small caps, international large cap, emerging markets and commodities.

Equity securities include the Company’s common stock in the amounts of $575,000 (5.5% of total plan assets) and $436,000 (5.0% of total plan assets) at December 31, 2013 and 2012, respectively.

The Bank expects to contribute $500,000 to its pension plan in 2014.  Expected future benefit payments that the Bank estimates from its pension plan are as follows (in thousands):

2014	$ 373
2015	257
2016	376
2017	495
2018	428
2019 - 2023	5,506

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $255,000, $245,000 and $230,000 for 2013, 2012 and 2011, respectively.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the deferred compensation plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the deferred compensation plan are not guaranteed and represent a general liability of the Company.  As of December 31, 2013 and 2012, an obligation of $981,000 and $1,001,000, respectively, was included in other liabilities for this plan in the consolidated balance sheet. Amounts included in interest expense on the deferred amounts totaled $16,000, $16,000 and $22,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the Plan) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including in the case of employees, continuous employment or service with the Company.  In total, 100,000 shares of the Company’s common stock have been authorized under the Plan, which terminates April 18, 2016. As of December 31, 2013, 67,756 shares remain available to be issued under the Plan. The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted shares during 2013:

	2013
		Weighted
		Average
	Shares	Market Price
Outstanding, beginning of year	8,646	$ 35.51
Granted	3,027	48.21
Forfeited	(55)	37.10
Vested	(4,446)	33.62
Outstanding, end of year	7,172	$ 42.02

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.  Compensation expense related to restricted stock was $155,000, $141,000 and $145,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The weighted-average grant-date fair value of restricted shares granted during 2013, 2012 and 2011 was $48.21, $37.68 and $37.16.  At December 31, 2013 the total compensation cost related to nonvested awards that has not yet been recognized was $301,000, which is expected to be recognized over the next 2.25 years.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law.  At December 31, 2013 and 2012, an obligation of $1,046,000 and $901,000, respectively, was included in other liabilities for this plan in the consolidated balance sheet.  Expenses related to this plan totaled $145,000, $92,000 and $62,000 for the years ended December 31, 2013, 2012 and 2011.

11. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Currently payable	$ 3,082	$ 4,389	$ 3,512
Deferred tax liability (asset)	670	(58)	98
Provision for income taxes	$ 3,752	$ 4,331	$ 3,610

The following temporary differences gave rise to the net deferred tax liabilities at December 31, 2013 and 2012 (in thousands):

	2013	2012
Deferred tax assets:
Allowance for loan losses	$ 2,413	$ 2,307
Deferred compensation	528	544
Merger & acquisition costs	29	34
Allowance for losses on available-for-sale securities	523	784
Pension and other retirement obligation	90	733
Unrealized loss on interest rate swap	-	68
Interest on non-accrual loans	793	720
Incentive plan accruals	330	323
Other real estate owned expenses	72	84
Unrealized losses on available-for-sale securities	55	-
Other	95	96
Total	$ 4,928	$ 5,693

Deferred tax liabilities:
Premises and equipment	$ (348)	$ (358)
Investment securities accretion	(310)	(302)
Loan fees and costs	(184)	(110)
Goodwill and core deposit intangibles	(2,431)	(2,126)
Low income housing tax credits	-	(20)
Mortgage servicing rights	(180)	(167)
Unrealized gains on available-for-sale securities	-	(3,480)
Total	(3,453)	(6,563)
Deferred tax (liability) asset, net	$ 1,475	$ (870)

No valuation allowance was established at December 31, 2013 and 2012, in view of the Company’s ability to carryback to taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company’s earnings potential.

The total provision for income taxes is different from that computed at the statutory rates due to the following items (in thousands):

	Year Ended December 31,
	2013	2012	2011
Provision at statutory rates on
pre-tax income	$ 5,823	$ 6,306	$ 5,590
Effect of tax-exempt income	(1,752)	(1,853)	(1,844)
Low income housing tax credits	(198)	(57)	(96)
Bank owned life insurance	(171)	(172)	(169)
Nondeductible interest	70	87	107
Other items	(20)	20	22
Provision for income taxes	$ 3,752	$ 4,331	$ 3,610
Statutory tax rates	34%	34%	34%
Effective tax rates	21.9%	23.4%	22.0%

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

12. OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income (loss), net of tax, as of December 31, were as follows (in thousands):

	2013	2012
Net unrealized (loss) gain on securities available for sale	$ (162)	$ 10,234
Tax effect	(54)	3,480
Net -of-tax amount	(108)	6,754

Unrealized loss on interest rate swap	-	(200)
Tax effect	-	(68)
Net -of-tax amount	-	(132)

Unrecognized pension costs	(1,693)	(3,018)
Tax effect	(576)	(1,027)
Net -of-tax amount	(1,117)	(1,991)

Total accumulated other comprehensive (loss) income	$ (1,225)	$ 4,631

The following tables present the changes in accumulated other comprehensive (loss) income by component net of tax for the year ended December 31, 2013 (in thousands):

	Unrealized gain (loss) on available for sale securities (a)	Unrealized gain (loss) on interest rate swap (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2012	$ 6,754	$ (132)	$ (1,991)	$ 4,631
Other comprehensive income (loss) before reclassifications (net of tax)	(6,571)	132	-	(6,439)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(291)	-	874	583
Net current period other comprehensive income (loss)	(6,862)	132	874	(5,856)
Balance as of December 31, 2013	$ (107)	$ -	$ (1,118)	$ (1,225)
(a) Amounts in parentheses indicate debits

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the year ended December 31, 2013:

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)	Affected line item in the statement where net Income is presented
Unrealized gains and losses on available for sale securities
	$ 441	Investment securities gains, net
	(150)	Provision for income taxes
	291	Net of tax

Defined benefit pension items
	$ (1,325)	Salaries and employee benefits
	451	Provision for income taxes
	(874)	Net of tax
Total reclassifications	$ (583)
(a) Amounts in parentheses indicate debits to profit/loss

13. RELATED PARTY TRANSACTIONS

Certain executive officers, corporate directors or companies in which they have 10 percent or more beneficial ownership were indebted to the Bank.  Such loans were made in the ordinary course of business at the Bank’s normal credit terms and do not present more than a normal risk of collection.  A summary of loan activity for the years ended December 31, 2013 and 2012 with officers, directors, stockholders and associates of such persons is listed below (in thousands):

	Year Ended December 31,
	2013	2012
Balance, beginning of year	$ 4,349	$ 4,056
New loans	2,119	2,420
Repayments	(2,205)	(2,127)
Balance, end of year	$ 4,263	$ 4,349

14. REGULATORY MATTERS

Dividend Restrictions:

The approval of the Federal Reserve Board is required for a bank to pay dividends up to the Company if the total of all dividends declared in any calendar year exceeds the Bank’s net income (as defined) for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2014 without approval of the FRB or PDB of approximately $19,309,000, plus the Bank’s net income for 2014.

Loans:

The Bank is subject to regulatory restrictions which limit its ability to loan funds to the Company.  At December 31, 2013, the regulatory lending limit amounted to approximately $14,702,000.

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

As of December 31, 2013 and 2012, the FRB categorized the Company and the Bank as well capitalized, under the regulatory framework for prompt corrective action.  To be categorized as a well capitalized financial institution, Total risk-based, Tier I risk-based and Tier I leverage capital ratios must be at least 10%, 6% and 5%, respectively.

The following table reflects the Company’s capital ratios at December 31 (dollars in thousands):

	2013		2012
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$ 100,320	17.75%	$ 90,889	17.50%
For capital adequacy purposes	45,211	8.00%	41,546	8.00%
To be well capitalized	56,514	10.00%	51,932	10.00%
Tier I capital (to risk-weighted assets)
Company	$ 92,902	16.44%	$ 84,166	16.21%
For capital adequacy purposes	22,606	4.00%	20,773	4.00%
To be well capitalized	33,908	6.00%	31,159	6.00%
Tier I capital (to average assets)
Company	$ 92,902	10.42%	$ 84,166	9.70%
For capital adequacy purposes	35,669	4.00%	34,692	4.00%
To be well capitalized	44,587	5.00%	43,366	5.00%

The following table reflects the Bank’s capital ratios at December 31 (dollars in thousands):

	2013		2012
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$ 97,863	17.35%	$ 87,215	16.84%
For capital adequacy purposes	45,135	8.00%	41,425	8.00%
To be well capitalized	56,418	10.00%	51,781	10.00%
Tier I capital (to risk-weighted assets)
Bank	$ 90,639	16.07%	$ 80,702	15.59%
For capital adequacy purposes	22,567	4.00%	20,713	4.00%
To be well capitalized	33,851	6.00%	31,069	6.00%
Tier I capital (to average assets)
Bank	$ 90,639	10.18%	$ 80,702	9.32%
For capital adequacy purposes	35,615	4.00%	34,634	4.00%
To be well capitalized	44,519	5.00%	43,293	5.00%

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

Credit Extension Commitments

The Company’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments, whose contract amounts represent credit risk at December 31, 2013 and 2012, are as follows (in thousands):

	2013	2012
Commitments to extend credit	$89,847	$82,645
Standby letters of credit	12,014	5,208

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

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use.  The non-contractual amount of financial instruments with off-balance sheet risk at December 31, 2013 was $12,450,000.  The Company reserves the right to discontinue this service without prior notice.

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

16. OPERATING LEASES

The following schedule shows future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 2013 (in thousands):

2014	$ 80
2015	61
2016	39
2017	39
2018	39
Thereafter	266
Total	$ 524

The Company’s operating lease obligations represent short and long-term lease and rental payments for facilities. Total rental expense for all operating leases for the years ended December 31, 2013, 2012 and 2011 were $162,000, $152,000 and $159,000, respectively.

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

For all of 2012 and 2011 and the majority of 2013, the Company used an interest rate swap, which is a derivative, to manage our interest rate risk related to the trust preferred security. The valuation of this instrument was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative and classified as Level 2. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including LIBOR rate curves. We also obtained dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations.

The following tables present the assets reported on the consolidated balance sheet at their fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands) by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

2013	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. agency securities	$ -	$ 152,189	$ -	$ 152,189
U.S. treasuries	-	11,309	-	11,309
Obligations of state and
political subdivisions	-	95,005	-	95,005
Corporate obligations	-	16,802	-	16,802
Mortgage-backed securities in
government sponsored entities	-	40,671	-	40,671
Equity securities in financial institutions	1,325			1,325

2012	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. agency securities	$ -	$ 127,234	$ -	$ 127,234
U.S. treasuries	-	4,947	-	4,947
Obligations of state and
political subdivisions	-	100,875	-	100,875
Corporate obligations	-	22,109	-	22,109
Mortgage-backed securities in
government sponsored entities	-	53,673	-	53,673
Equity securities in financial institutions	1,414	-	-	1,414
Trust Preferred Interest Rate Swap	-	(200)	-	(200)

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

Assets measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012 (in thousands) are included in the table below:

	December 31, 2013
	Level I	Level II	Level III	Total

Impaired Loans	$ -	$ -	$ 10,067	$ 10,067
Other real estate owned	-	-	1,360	1,360

	December 31, 2012
	Level I	Level II	Level III	Total

Impaired Loans	$ -	$ -	$ 9,836	$ 9,836
Other real estate owned	-	-	616	616

The following table provides a listing of the significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques.

	Fair Value at December 31, 2013	Fair Value at December 31, 2012	Valuation Technique(s)	Unobservable input	Range
Impaired Loans	$ 263	$ 4,882	Discounted Cash Flows	Probability of Default	0%
				Change in interest rates	0-7%

	9,804	4,954	Appraised Collateral Values	Discount for time since appraisal	0-30%
				Selling costs	4%-10%
				Holding period	0 - 18 months

Other real estate owned	1,360	616	Appraised Collateral Values	Discount for time since appraisal	0-20%
				Selling costs	4%-10%
				Holding period	0 - 18 months
The fair values of the Company’s financial instruments are as follows (in thousands):

	Carrying
December 31, 2013	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$ 10,083	$ 10,083	$ 10,083	$ -	$ -
Interest bearing time deposits with other banks	2,480	2,474	-	-	2,474
Available-for-sale securities	317,301	317,301	1,325	315,976	-
Loans held for sale	278	278	278	-	-
Net loans	533,514	547,405	-	-	547,405
Bank owned life insurance	14,679	14,679	14,679	-	-
Regulatory stock	3,926	3,926	3,926	-	-
Accrued interest receivable	3,728	3,728	3,728	-	-

Financial liabilities:
Deposits	$ 748,316	$ 750,172	$ 481,957	$ -	$ 268,215
Borrowed funds	66,932	63,500	-	63,500	-
Accrued interest payable	895	895	895	-	-

	Carrying
December 31, 2012	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$ 26,333	$ 26,333	$ 26,333	$ -	$ -
Available-for-sale securities	310,252	310,252	1,414	308,838	-
Loans held for sale	1,458	1,458	1,458
Net loans	495,679	522,502	-	-	522,502
Bank owned life insurance	14,177	14,177	14,177	-	-
Regulatory stock	3,565	3,565	3,565	-	-
Accrued interest receivable	3,816	3,816	3,816	-	-
Financial liabilities:
Deposits	$ 737,096	$ 742,422	$ 462,557	$ -	$ 279,865
Borrowed funds	46,126	43,403	-	43,403	-
Trust preferred interest rate swap	200	200	-	200	-
Accrued interest payable	1,143	1,143	1,143	-	-

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

18. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED BALANCE SHEET

	December 31,
(in thousands)	2013	2012
Assets:
Cash	$ 1,611	$ 2,366
Available-for-sale securities	914	1,286
Investment in subsidiary:
First Citizens Community Bank	97,024	93,363
Other assets	459	520
Total assets	$ 100,008	$ 97,535

Liabilities:
Other liabilities	$ 452	$ 560
Borrowed funds	7,500	7,500
Total liabilities	7,952	8,060
Stockholders' equity	92,056	89,475
Total liabilities and stockholders' equity	$ 100,008	$ 97,535

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED STATEMENT OF INCOME
	Year Ended December 31,
(in thousands)	2013	2012	2011
Dividends from:
Bank subsidiary	$ 4,142	$ 5,045	$ 3,823
Available-for-sale securities	51	51	42
Total income	4,193	5,096	3,865
Realized securities gains (losses)	183	58	(38)
Expenses	638	611	488
Income before equity
in undistributed earnings
of subsidiary	3,738	4,543	3,339
Equity in undistributed
earnings - First Citizens Community Bank	9,637	9,672	9,493
Net income	$ 13,375	$ 14,215	$ 12,832
Comprehensive income	$ 7,519	$ 13,897	$ 16,727

CITIZENS FINANCIAL SERVICES, INC.
STATEMENT OF CASH FLOWS
	Year Ended December 31,
(in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$ 13,375	$ 14,215	$ 12,832
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(9,637)	(9,672)	(9,493)
Investment securities (gains) losses, net	(183)	(58)	38
Other, net	309	394	125
Net cash provided by operating activities	3,864	4,879	3,502
Cash flows from investing activities:
Purchases of available-for-sale securities	(1)	(141)	(147)
Proceeds from the sale of available-for-sale securities	538	110	184
Net cash provided by (used in) investing activities	537	(31)	37
Cash flows from financing activities:
Cash dividends paid	(3,558)	(4,601)	(3,148)
Purchase of treasury stock	(1,483)	(1,348)	(851)
Purchase of restricted stock	(115)	(142)	(159)
Net cash used in financing activities	(5,156)	(6,091)	(4,158)
Net decrease in cash	(755)	(1,243)	(619)
Cash at beginning of year	2,366	3,609	4,228
Cash at end of year	$ 1,611	$ 2,366	$ 3,609

19. CONSOLIDATED CONDENSED QUARTERLY DATA (UNAUDITED)

(in thousands, except share data)		Three Months Ended,
2013	Mar 31	June 30	Sep 30	Dec 31
Interest income	$ 8,999	$ 8,948	$ 9,307	$ 8,980
Interest expense	1,686	1,597	1,562	1,470
Net interest income	7,313	7,351	7,745	7,510
Provision for loan losses	150	75	90	90
Non-interest income	1,656	1,645	1,715	1,812
Investment securities gains, net	196	98	91	56
Non-interest expenses	4,822	4,832	4,920	5,082
Income before provision for income taxes	4,193	4,187	4,541	4,206
Provision for income taxes	906	907	1,029	910
Net income	$ 3,287	$ 3,280	$ 3,512	$ 3,296
Earnings Per Share Basic	$ 1.08	$ 1.08	$ 1.16	$ 1.10
Earnings Per Share Diluted	$ 1.08	$ 1.08	$ 1.16	$ 1.10

		Three Months Ended,
2012	Mar 31	June 30	Sep 30	Dec 31
Interest income	$ 9,637	$ 9,613	$ 9,474	$ 9,361
Interest expense	2,079	1,948	1,859	1,773
Net interest income	7,558	7,665	7,615	7,588
Provision for loan losses	105	105	105	105
Non-interest income	1,735	1,716	1,679	2,103
Investment securities gains, net	108	213	240	43
Non-interest expenses	4,855	4,565	4,932	4,945
Income before provision for income taxes	4,441	4,924	4,497	4,684
Provision for income taxes	992	1,171	1,033	1,135
Net income	$ 3,449	$ 3,753	$ 3,464	$ 3,549
Earnings Per Share Basic	$ 1.12	$ 1.23	$ 1.13	$ 1.17
Earnings Per Share Diluted	$ 1.12	$ 1.23	$ 1.13	$ 1.17

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

 In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control-Integrated Framework.  Because there were no material weaknesses discovered, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of December 31, 2013, a copy of which is included in this Annual Report on Form 10-K.

/s/ Randall E. Black
By: Randall E. Black
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 6, 2014

/s/ Mickey L. Jones
By: Mickey L. Jones
Treasurer
(Principal Financial & Accounting Officer)

Date: March 6, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Citizens Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of Citizens Financial Services, Inc. and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three  years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated March 6, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/S.R. Snodgrass, A.C.

Wexford, Pennsylvania

March 6, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Citizens Financial Services, Inc.

We have audited the Citizens Financial Services, Inc. and subsidiary (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Citizens Financial Services, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013, of Citizens Financial Services, Inc. and subsidiary and our report dated March 6, 2014, expressed an unqualified opinion.

/s/S.R. Snodgrass, A.C.

Wexford, Pennsylvania

March 6, 2014

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

(b) Internal Control Over Financial Reporting

Management's annual report on internal control over financial reporting and the attestation report of the independent registered public accounting firm are incorporated herein by reference to Item 8 - the Company's audited Consolidated Financial Statements in this Annual Report on Form 10-K.

(c) Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION.

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information relating to the directors of the Company, the section captioned “Proposal 1. Election of Directors” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) is incorporated by reference.

Executive Officers

For information relating to officers of the Company, the section captioned “Proposal 1. Election of Directors” in the 2014 Proxy Statement is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2014 Proxy Statement is incorporated by reference.

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

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors” in the Company’s 2014 Proxy Statement is incorporated by reference.

ITEM 11 – EXECUTIVE COMPENSATION

Executive Compensation

For information regarding executive and director compensation, the sections captioned “Director Compensation”, “Executive Compensation”, “Compensation Discussion and Analysis” and “Compensation Committee Report” in the Company’s 2014 Proxy Statement are incorporated by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a) Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s 2014 Proxy Statement.

(b) Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s 2014 Proxy Statement.

(c) Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)  Equity Compensation Plan Information

The following table sets forth information as of December 31, 2013 about Company common stock that may be issued under the Company’s 2006 Restricted Stock Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	n/a	n/a	67,756

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	n/a	n/a	67,756

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers - Transactions with Related Persons” in the Company’s 2014 Proxy Statement is incorporated by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in the Company’s 2014 Proxy Statement is incorporated by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses the section captioned “Audit – Related Matters” in the Company’s 2014 Proxy Statement is incorporated by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  The following documents are filed as a part of this report:

1.  The following financial statements are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2013 and 2012
Consolidated Statement of Income for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2013, 2012 and2011
Consolidated Statement of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

2.  All financial statement schedules are omitted because the required information is either not applicable, not required or isshown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection(a)(1) of this item.

3. The following Exhibits are filed herewith, or incorporated by reference as a part of this report.

3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended(1)
3.2	Bylaws of Citizens Financial Services, Inc.(2)
4	Instrument defining the rights of security holders (3)
10.1	*Amended and Restated Executive Employment Agreement between Citizens Financial Services, Inc., First Citizens Community Bank and Randall E. Black(4)
10.2	*Amended and Restated Citizens Financial Services, Inc. Directors’ Deferred Compensation Plan
10.3	*Citizens Financial Services, Inc. Directors’ Life Insurance Program(5)
10.4	*Citizens Financial Services, Inc. 2006 Restricted Stock Plan(6)
10.5	*Form of Award Agreement for Citizens Financial Services, Inc. 2006 Restricted Stock Plan(7)
10.6	*Supplemental Executive Retirement Plan(8)
10.7	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Terry B. Osborne (9)
10.8	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Mickey L. Jones (10)
10.9	*First Citizens Community Bank 2013 Annual Incentive Plan (11)
21	List of Subsidiaries
23	Consent of S.R. Snodgrass, A.C., Certified Public Accountants
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) related notes.

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

(5)      Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 14, 2005.

(6)      Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8, as filed with the Commission on August 29, 2006.

(7)      Incorporated by reference to Exhibits 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 9, 2012.

(8)      Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Commission on March 7, 2013.

(9)      Incorporated by reference to Exhibits 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 9, 2012.

(10)     Incorporated by reference to Exhibits 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 9, 2012.

(11)     Incorporated by reference to Exhibits 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed with the Commission on August 8, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Financial Services, Inc.

(Registrant)

/s/ Randall E. Black
By: Randall E. Black
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 6, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Capacity	Date
/s/ Randall E. Black Randall E. Black, Chief Executive Officer, President and Director (Principal Executive Officer)	March 6, 2014
/s/ R. Lowell Coolidge R. Lowell Coolidge, Director	March 6, 2014
/s/ Rudolph J. van der Hiel Rudolph J. van der Hiel, Director	March 6, 2014
/s/ Robert W. Chappell Robert W. Chappell, Director	March 6, 2014
/s/ Mark L. Dalton Mark L. Dalton, Director	March 6, 2014
/s/ R. Joseph Landy R. Joseph Landy, Director	March 6, 2014
/s/ Roger C. Graham, Jr. Roger C. Graham, Director	March 6, 2014
/s/ E. Gene Kosa E. Gene Kosa, Director	March 6, 2014
/s/ Rinaldo A. DePaola Rinaldo A. DePaola, Director	March 6, 2014
/s/ Thomas E. Freeman Thomas E. Freeman, Director	March 6, 2014
/s/ Mickey L. Jones Mickey L. Jones, Treasurer and Chief Financial Officer (Principal Financial & Accounting Officer)	March 6, 2014