Form 10-Q
period 2014-03-31
CITIZENS FINANCIAL SERVICES INC
filed 2014-05-08
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
Or

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

The number of outstanding shares of the Registrant’s Common Stock, as of April 29, 2014, was 3,016,695.

Citizens Financial Services, Inc.
Form 10-Q

INDEX

		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013	1
	Consolidated Statement of Income for the Three Months Ended March 31, 2014 and 2013	2
	Consolidated Statement of Comprehensive Income for the Three Months ended March 31, 2014 and 2013	3
	Consolidated Statement of Cash Flows for the Three Months ended March 31, 2014 and 2013	4
	Notes to Consolidated Financial Statements	5-24
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-44
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44-45

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	46
	Signatures	47

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31	December 31
(in thousands except share data)	2014	2013
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 10,642	$ 8,899
Interest-bearing	767	1,184
Total cash and cash equivalents	11,409	10,083
Interest bearing time deposits with other banks	2,480	2,480
Available-for-sale securities	310,983	317,301
Loans held for sale	242	278

Loans (net of allowance for loan losses:
2014, $7,233 and 2013, $7,098)	525,990	533,514

Premises and equipment	10,994	11,105
Accrued interest receivable	3,771	3,728
Goodwill	10,256	10,256
Bank owned life insurance	14,800	14,679
Other assets	11,701	11,510

TOTAL ASSETS	$ 902,626	$ 914,934

LIABILITIES:
Deposits:
Noninterest-bearing	$ 95,230	$ 85,585
Interest-bearing	658,413	662,731
Total deposits	753,643	748,316
Borrowed funds	45,728	66,932
Accrued interest payable	774	895
Other liabilities	6,897	6,735
TOTAL LIABILITIES	807,042	822,878
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares March 31, 2014 and December 31, 2013;
none issued in 2014 or 2013	-	-
Common stock
$1.00 par value; authorized 15,000,000 shares; issued 3,305,517 at March 31, 2014 and
December 31, 2013	3,306	3,306
Additional paid-in capital	23,623	23,562
Retained earnings	76,340	74,325
Accumulated other comprehensive income (loss)	154	(1,225)
Treasury stock, at cost: 288,822 shares at March 31, 2014
and 290,468 shares at December 31, 2013	(7,839)	(7,912)
TOTAL STOCKHOLDERS' EQUITY	95,584	92,056
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 902,626	$ 914,934

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended
	March 31
(in thousands, except share and per share data)	2014	2013
INTEREST INCOME:
Interest and fees on loans	$ 6,988	$ 7,137
Interest-bearing deposits with banks	13	10
Investment securities:
Taxable	888	963
Nontaxable	842	869
Dividends	50	20
TOTAL INTEREST INCOME	8,781	8,999
INTEREST EXPENSE:
Deposits	1,105	1,328
Borrowed funds	164	358
TOTAL INTEREST EXPENSE	1,269	1,686
NET INTEREST INCOME	7,512	7,313
Provision for loan losses	180	150
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,332	7,163
NON-INTEREST INCOME:
Service charges	995	1,024
Trust	191	201
Brokerage and insurance	120	92
Investment securities gains, net	171	196
Gains on loans sold	40	111
Earnings on bank owned life insurance	121	124
Other	105	104
TOTAL NON-INTEREST INCOME	1,743	1,852
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,917	2,805
Occupancy	350	342
Furniture and equipment	100	102
Professional fees	234	229
FDIC insurance	113	112
Pennsylvania shares tax	193	183
Other	1,140	1,049
TOTAL NON-INTEREST EXPENSES	5,047	4,822
Income before provision for income taxes	4,028	4,193
Provision for income taxes	852	906
NET INCOME	$ 3,176	$ 3,287

PER COMMON SHARE DATA:
Net Income - Basic	$ 1.05	$ 1.08
Net Income - Diluted	$ 1.05	$ 1.08
Cash Dividends Paid	$ 0.385	$ 0.272

Number of shares used in computation - basic	3,012,204	3,033,716
Number of shares used in computation - diluted	3,012,398	3,034,165

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended
	March 31,
(in thousands)		2014		2013
Net income		$ 3,176		$ 3,287
Other comprehensive income (loss):
Change in unrealized gain (loss) on available for sale securities	2,249		(1,376)
Income tax effect	(764)		468
Change in unrealized loss on interest rate swap	-		50
Income tax effect	-		(17)
Change in unrecognized pension cost	12		-
Income tax effect	(5)		-
Less: Reclassification adjustment for gains included in net income	(171)		(196)
Income tax effect	58		67
Other comprehensive income (loss), net of tax		1,379		(1,004)
Comprehensive income		$ 4,555		$ 2,283

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Three Months Ended
	March 31,
(in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,176	$ 3,287
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	180	150
Depreciation and amortization	127	100
Amortization and accretion of investment securities	575	615
Deferred income taxes	(49)	(103)
Investment securities gains, net	(171)	(196)
Earnings on bank owned life insurance	(121)	(124)
Originations of loans held for sale	(2,785)	(7,415)
Proceeds from sales of loans held for sale	2,861	8,984
Realized gains on loans sold	(40)	(111)
Increase in accrued interest receivable	(43)	(24)
Decrease in accrued interest payable	(121)	(104)
Other, net	(32)	488
Net cash provided by operating activities	3,557	5,547
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	5,556	3,856
Proceeds from maturity and principal repayments	19,528	33,882
Purchase of securities	(18,562)	(29,653)
Proceeds from redemption of regulatory stock	1,269	306
Purchase of regulatory stock	(375)	-
Net decrease (increase) in loans	7,345	(1,261)
Purchase of premises, equipment and software	(28)	(99)
Proceeds from sale of foreclosed assets held for sale	9	-
Net cash provided by investing activities	14,742	7,031
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	5,327	(175)
Proceeds from long-term borrowings	4,005	-
Repayments of long-term borrowings	(1,000)	-
Net decrease in short-term borrowed funds	(24,209)	(570)
Purchase of treasury and restricted stock	(120)	(228)
Dividends paid	(976)	(824)
Net cash used by financing activities	(16,973)	(1,797)
Net increase in cash and cash equivalents	1,326	10,781
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,083	26,333
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 11,409	$ 37,114

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 1,390	$ 1,790
Income taxes paid	$ 650	$ 300
Loans transferred to foreclosed property	$ 22	$ 54
Investments sold and not settled included in other assets	$ 1,469	$ -

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

In the opinion of management of the Company, the accompanying interim financial statements for the periods ended March 31, 2014 and 2013 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the three month period ended March 31, 2014 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share.  Earnings per share calculations give retroactive effect to stock dividends declared by the Company.

	Three months ended
	March 31,
	2014	2013
Net income applicable to common stock	$3,176,000	$3,287,000

Basic earnings per share computation
Weighted average common shares outstanding	3,012,204	3,033,716
Earnings per share - basic	$1.05	$1.08

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	3,012,204	3,033,716
Add: Dilutive effects of restricted stock	194	449
Weighted average common shares outstanding for dilutive earnings per share	3,012,398	3,034,165
Earnings per share - dilutive	$1.05	$1.08

For the three months ended March 31, 2014 and 2013, there were 2,581 and 147 shares, respectively, related to the restricted stock program that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $37.35-$50.15 for the period ended March 31, 2014 and a price of $26.80 for the period ended March 31, 2013.

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of tax-exempt income earned from state and municipal securities and loans and investments in tax credits.

Note 4 – Investments

The amortized cost and fair value of investment securities at March 31, 2014 and December 31, 2013 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2014	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. agency securities	$ 147,656	$ 591	$ (1,695)	$ 146,552
U.S. treasury securities	11,862	-	(469)	11,393
Obligations of state and
political subdivisions	95,727	2,747	(532)	97,942
Corporate obligations	15,566	307	(127)	15,746
Mortgage-backed securities in
government sponsored entities	37,160	459	(184)	37,435
Equity securities in financial
institutions	1,097	818	-	1,915
Total available-for-sale securities	$ 309,068	$ 4,922	$ (3,007)	$ 310,983

December 31, 2013
Available-for-sale securities:
U.S. agency securities	$ 153,896	$ 702	$ (2,409)	$ 152,189
U.S. treasury securities	11,856	-	(547)	11,309
Obligations of state and
political subdivisions	94,113	2,146	(1,254)	95,005
Corporate obligations	16,651	341	(190)	16,802
Mortgage-backed securities in
government sponsored entities	40,405	566	(300)	40,671
Equity securities in financial institutions	542	783	-	1,325
Total available-for-sale securities	$ 317,463	$ 4,538	$ (4,700)	$ 317,301

The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013 (in thousands). As of March 31, 2014, the Company owned 81 securities whose fair value was less than their cost basis.

March 31, 2014	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$ 82,029	$ (1,564)	$ 2,883	$ (131)	$ 84,912	$ (1,695)
U.S. treasury securities	11,393	(469)	-	-	11,393	(469)
Obligations of state and
political subdivisions	8,888	(197)	9,551	(335)	18,439	(532)
Corporate obligations	6,102	(82)	2,254	(45)	8,356	(127)
Mortgage-backed securities in
government sponsored entities	23,729	(147)	2,666	(37)	26,395	(184)
Total securities	$ 132,141	$ (2,459)	$ 17,354	$ (548)	$ 149,495	$ (3,007)

December 31, 2013	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$ 98,356	$ (2,212)	$ 2,825	$ (197)	$ 101,181	$ (2,409)
U.S. treasury securities	11,309	(547)	-	-	11,309	(547)
Obligations of states and
political subdivisions	24,201	(865)	6,491	(389)	30,692	(1,254)
Corporate obligations	6,103	(124)	2,251	(66)	8,354	(190)
Mortgage-backed securities in
government sponsored entities	23,920	(266)	1,164	(34)	25,084	(300)

Total securities	$ 163,889	$ (4,014)	$ 12,731	$ (686)	$ 176,620	$ (4,700)

As of March 31, 2014, the Company’s investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, U.S treasuries, obligations of states and political subdivisions, corporate obligations and mortgage backed securities in government sponsored entities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale for the three months ended March 31, 2014 and 2013 were $5,556,000 and $3,856,000, respectively.  The gross gains and losses were as follows (in thousands):

Three Months Ended
March 31,
	2014	2013
Gross gains	$ 171	$ 196
Gross losses	-	-
Net gains	$ 171	$ 196

Investment securities with an approximate carrying value of $172.0 million and $194.7 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public funds and certain other deposits.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at March 31, 2014, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$ 19,518	$ 19,738
Due after one year through five years	114,020	113,967
Due after five years through ten years	68,444	67,658
Due after ten years	105,989	107,705
Total	$ 307,971	$ 309,068

Note 5 – Loans

The Company grants loans primarily to customers throughout North Central Pennsylvania and Southern New York.  Although the Company had a diversified loan portfolio at March 31, 2014 and December 31, 2013, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for loan losses as of March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 185,904	$ 335	$ 185,569
Commercial and agricultural	214,030	8,441	205,589
Construction	3,510	-	3,510
Consumer	9,056	15	9,041
Other commercial and agricultural loans	55,468	2,023	53,445
State and political subdivision loans	65,255	-	65,255
Total	533,223	$ 10,814	$ 522,409
Allowance for loan losses	7,233
Net loans	$ 525,990
December 31, 2013	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 187,101	$ 342	$ 186,759
Commercial and agricultural	215,088	8,310	206,778
Construction	8,937	-	8,937
Consumer	9,563	15	9,548
Other commercial and agricultural loans	54,029	1,733	52,296
State and political subdivision loans	65,894	-	65,894
Total	540,612	$ 10,400	$ 530,212
Allowance for loan losses	7,098
Net loans	$ 533,514

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

Management considers commercial loans, other agricultural loans, state and political subdivision loans, commercial real estate loans and agricultural real estate loans which are 90 days or more past due to be impaired. Management will also consider a loan impaired based on other factors it becomes aware of, including the customer’s results of operations and cash flows or if the loan is modified in a troubled debt restructuring. In addition, certain residential mortgages, home equity and consumer loans that are cross collateralized with commercial relationships that are determined to be impaired may also be classified as impaired. Impaired loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allocation of the allowance for loan losses or a charge-off to the allowance for loan losses.

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables by class, with the associated allowance amount, if applicable (in thousands):
		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
March 31, 2014	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$ 228	$ 133	$ 69	$ 202	$ 14
Home Equity	133	65	68	133	13
Commercial	10,141	6,485	1,956	8,441	504
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	15	15	-	15	-
Other commercial loans	2,086	1,770	253	2,023	145
Other agricultural loans	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-
Total	$ 12,603	$ 8,468	$ 2,346	$ 10,814	$ 676

December 31, 2013
Real estate loans:
Mortgages	$ 232	$ 138	$ 70	$ 208	$ 14
Home Equity	134	65	69	134	13
Commercial	9,901	6,335	1,975	8,310	305
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	15	15	-	15	-
Other commercial loans	1,794	1,679	54	1,733	1
Other agricultural loans	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-
Total	$ 12,076	$ 8,232	$ 2,168	$ 10,400	$ 333

The following table includes the average balance of impaired financing receivables by class and the income recognized on impaired loans for the three month period ended March 31, 2014 and 2013(in thousands):

	March 31, 2014			March 31, 2013
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	Cash Basis	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$ 205	$ 2	$ -	$ 284	$ 2	$ -
Home Equity	133	1	-	137	1	-
Commercial	8,533	26	-	8,785	45	14
Agricultural	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer	15	-	-	-	-	-
Other commercial loans	1,893	33	-	1,656	19	-
Other agricultural loans	-	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-	-
Total	$ 10,779	$ 62	$ -	$ 10,862	$ 67	$ 14

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay loan as agreed, the Bank’s loan rating process includes several layers of internal and external oversight. The Company’s loan officers are responsible for the timely and accurate risk rating of the loans in each of their portfolios at origination and on an ongoing basis under the supervision of management.  All commercial, agricultural and municipal loans are reviewed annually to ensure the appropriateness of the loan grade. In addition, the Bank engages an external consultant on at least an annual basis. The external consultant is engaged to 1) review a minimum of 55% of the dollar volume of the commercial loan portfolio on an annual basis, 2) review new loans originated in the last year, 3) review all relationships in aggregate over $500,000, 4) review all aggregate loan relationships over $100,000 which are over 90 days past due or classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate.

The following tables represent credit exposures by internally assigned grades as of March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$ 167,432	$ 5,399	$ 19,493	$ 461	$ -	$ 192,785
Agricultural	15,574	1,556	4,115	-	-	21,245
Construction	3,510	-	-	-	-	3,510
Other commercial loans	37,586	6,198	2,024	205	-	46,013
Other agricultural loans	7,453	131	1,871	-	-	9,455
State and political
subdivision loans	65,255	-	-	-	-	65,255
Total	$ 296,810	$ 13,284	$ 27,503	$ 666	$ -	$ 338,263

December 31, 2013
Real estate loans:
Commercial	$ 166,956	$ 4,645	$ 21,284	$ 202	$ -	$ 193,087
Agricultural	15,923	1,910	4,168	-	-	22,001
Construction	8,937	-	-	-	-	8,937
Other commercial loans	40,798	1,747	1,938	5	-	44,488
Other agricultural loans	7,431	153	1,957	-	-	9,541
State and political
subdivision loans	65,894	-	-	-	-	65,894
Total	$ 305,939	$ 8,455	$ 29,347	$ 207	$ -	$ 343,948

For residential real estate mortgages, home equity and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below and all loans past due 90 or more days. The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014	Performing	Non-performing	Total
Real estate loans:
Mortgages	$ 120,033	$ 964	$ 120,997
Home Equity	64,766	141	64,907
Consumer	9,041	15	9,056
Total	$ 193,840	$ 1,120	$ 194,960

December 31, 2013
Real estate loans:
Mortgages	$ 119,075	$ 809	$ 119,884
Home Equity	66,989	228	67,217
Consumer	9,547	16	9,563
Total	$ 195,611	$ 1,053	$ 196,664

Age Analysis of Past Due Financing Receivables
Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due financing receivables as of March 31, 2014 and December 31, 2013 (in thousands):

	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
March 31,2014	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
Real estate loans:
Mortgages	$ 46	$ 93	$ 805	$ 944	$ 120,053	$ 120,997	$ 262
Home Equity	406	84	104	594	64,313	64,907	31
Commercial	825	83	2,999	3,907	188,878	192,785	305
Agricultural	-	-	-	-	21,245	21,245	-
Construction	-	-	-	-	3,510	3,510	-
Consumer	71	21	15	107	8,949	9,056	-
Other commercial loans	102	111	588	801	45,212	46,013	334
Other agricultural loans	-	-	-	-	9,455	9,455	-
State and political
subdivision loans	-	-	-	-	65,255	65,255	-
Total	$ 1,450	$ 392	$ 4,511	$ 6,353	$ 526,870	$ 533,223	$ 932

Loans considered non-accrual	$ 257	$ 174	$ 3,579	$ 4,010	$ 4,223	$ 8,233
Loans still accruing	1,193	218	932	2,343	522,647	524,990
Total	$ 1,450	$ 392	$ 4,511	$ 6,353	$ 526,870	$ 533,223

December 31, 2013
Real estate loans:
Mortgages	$ 362	$ 40	$ 739	$ 1,141	$ 118,743	$ 119,884	$ 301
Home Equity	632	2	229	863	66,354	67,217	51
Commercial	88	319	3,091	3,498	189,589	193,087	344
Agricultural	-	-	-	-	22,001	22,001	-
Construction	-	-	-	-	8,937	8,937	-
Consumer	96	36	16	148	9,415	9,563	1
Other commercial loans	29	28	49	106	44,382	44,488	-
Other agricultural loans	-	-	-	-	9,541	9,541	-
State and political
subdivision loans	-	-	-	-	65,894	65,894	-
Total	$ 1,207	$ 425	$ 4,124	$ 5,756	$ 534,856	$ 540,612	$ 697

Loans considered non-accrual	$ 98	$ 164	$ 3,427	$ 3,689	$ 4,408	$ 8,097
Loans still accruing	1,109	261	697	2,067	530,448	532,515
Total	$ 1,207	$ 425	$ 4,124	$ 5,756	$ 534,856	$ 540,612

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

The following table reflects the financing receivables on non-accrual status as of March 31, 2014 and December 31, 2013, respectively. The balances are presented by class of financing receivable (in thousands):

	March 31, 2014	December 31, 2013
Real estate loans:
Mortgages	$ 702	$ 508
Home Equity	110	177
Commercial	7,066	7,247
Agricultural	-	-
Construction	-	-
Consumer	15	15
Other commercial loans	340	150
Other agricultural loans	-	-
State and political subdivision	-	-
	$ 8,233	$ 8,097

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company’s investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower’s ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  Based on this evaluation management would no longer consider a loan to be a TDR when the relevant facts support such a conclusion. As of March 31, 2014 and December 31, 2013, included within the allowance for loan losses are reserves of $27,100 and $28,000 respectively, that are associated with loans modified as TDRs.

Loan modifications that are considered TDR’s completed during the three months ended March 31, 2014 and 2013 were as follows (dollars in thousands):

	For the Three Months Ended March 31, 2014
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	1	$ -	$ 125	$ -	$ 125
Total	-	1	$ -	$ 125	$ -	$ 125

	For the Three Months Ended March 31, 2013
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Residential	1	-	$ 72	$ -	$ 72	$ -
Commercial	-	2	-	1,365	-	1,365
Other commercial loans	-	2	-	1,530	-	1,530
Total	1	4	$ 72	$ 2,895	$ 72	$ 2,895

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The following table presents the recorded investment in loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which begin January 1, 2014 and 2013 (three month periods), respectively, and that subsequently defaulted during these reporting periods (dollars in thousands):

	For the Three Months Ended
	March 31, 2014		March 31, 2013
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Real estate loans:
Commercial	1	$ 483	-	$ -
Total recidivism	1	$ 483	-	$ -

Allowance for Loan Losses

The following table segregates the allowance for loan losses (ALLL) into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2014 and December 31, 2013, respectively (in thousands):
	March 31, 2014			December 31, 2013
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real estate loans:
Residential	$ 27	$ 859	$ 886	$ 27	$ 919	$ 946
Commercial and agricultural	504	4,026	4,530	305	4,253	4,558
Construction	-	8	8	-	50	50
Consumer	-	83	83	-	105	105
Commercial and other loans	145	1,028	1,173	1	941	942
State and political
subdivision loans	-	396	396	-	330	330
Unallocated	-	157	157	-	167	167
Total	$ 676	$ 6,557	$ 7,233	$ 333	$ 6,765	$ 7,098

The following tables roll forward the balance of the ALLL by portfolio segment for the three month period ended March 31, 2014 and 2013, respectively (in thousands):

	Balance at December 31, 2013	Charge-offs	Recoveries	Provision	Balance at March 31, 2014
Real estate loans:
Residential	$ 946	$ (38)	$ -	$ (22)	$ 886
Commercial and agricultural	4,558	(10)	2	(20)	4,530
Construction	50	-	-	(42)	8
Consumer	105	(8)	9	(23)	83
Commercial and other loans	942	-	-	231	1,173
State and political				-
subdivision loans	330	-	-	66	396
Unallocated	167	-	-	(10)	157
Total	$ 7,098	$ (56)	$ 11	$ 180	$ 7,233

	Balance at December 31, 2012	Charge-offs	Recoveries	Provision	Balance at March 31, 2013
Real estate loans:
Residential	$ 875	$ -	$ 2	$ 36	$ 913
Commercial and agricultural	4,437	-	-	(21)	4,416
Construction	38	-	-	40	78
Consumer	119	(20)	12	7	118
Commercial and other loans	728	-	-	(28)	700
State and political				-
subdivision loans	271	-	-	32	303
Unallocated	316	-	-	84	400
Total	$ 6,784	$ (20)	$ 14	$ 150	$ 6,928

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

We continually review the model utilized in calculating the required allowance. The following qualitative factors experienced changes during the first three months of 2014:

•
The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for all loan categories due to a decrease in the unemployment rates in the local economy.

•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were decreased for commercial real estate due to the decrease in the Company’s classified loans to its lowest level in three years.

•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for other commercial loans due to an increase in classified loans during the quarter.

The primary factor that resulted in a negative provisions for the first quarter of 2014 for residential real estate, commercial and agricultural real estate loans, construction and consumer loans was the decrease in loan balances from December 31, 2013 and the decrease in the qualitative factor associated with the improvement in unemployment rates noted above.

The following factors experienced changes during the three months ended March 31, 2013:
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

Note 6 – Federal Home Loan Bank Stock

The Bank is a member of the FHLB of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of March 31, 2014 and December 31, 2013, the Bank holds $2,757,800 and $3,652,100, respectively. The stock is bought from and sold to the FHLB based upon its $100 par value.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) A significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios have improved, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members and has reinstituted the dividend.

Note 7 - Employee Benefit Plans

For additional detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 11 of the Company's Consolidated Financial Statements included in the 2013 Annual Report on Form 10-K.

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

The following sets forth the components of net periodic benefit costs of the Pension Plan for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended
	March 31
	2014	2013
Service cost	$ 90	$ 101
Interest cost	96	106
Expected return on plan assets	(122)	(174)
Net amortization and deferral	12	42

Net periodic benefit cost	$ 76	$ 75

The Company expects to contribute $500,000 to the Pension Plan in 2014.

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately. Contributions by the Company totaled $57,000 and $56,000 for the three months ended March 31, 2014 and 2013, respectively.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  At March 31, 2014 and December 31, 2013, an obligation of $949,000 and $981,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Amounts included in interest expense on the deferred amounts totaled $5,000 and $4,000 for the three months ended March 31, 2014 and 2013, respectively.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  A total of 100,000 shares of the Company’s common stock have been authorized under the Plan. As of March 31, 2014, 67,364 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted shares during 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
		Weighted		Weighted
	Unvested	Average	Unvested	Average
	Shares	Market Price	Shares	Market Price
Outstanding, beginning of period	7,172	$ 42.02	8,646	$ 35.51
Granted	392	50.50	-	-
Forfeited	-	-	(55)	37.10
Vested	(1,324)	37.35	(1,322)	37.35
Outstanding, end of period	6,240	$ 43.55	7,269	$ 35.16

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $36,000 and $38,000 for the three months ended March 31, 2014 and 2013, respectively.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law. At March 31, 2014 and December 31, 2013, an obligation of $1,084,000 and $1,046,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Expenses related to this plan totaled $38,000 and $36,000 for the three months ended March 31, 2014 and 2013, respectively.

Note 8 – Accumulated Comprehensive Income

The following tables present the changes in accumulated other comprehensive (loss) income by component net of tax for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31, 2014
	Unrealized gain (loss) on available for sale securities (a)	Unrealized gain (loss) on interest rate swap (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2013	$ (108)	$ -	$ (1,117)	$ (1,225)
Other comprehensive income (loss) before reclassifications (net of tax)	1,485	-	-	1,485
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(113)	-	7	(106)
Net current period other comprehensive income	1,372	-	7	1,379
Balance as of March 31, 2014	$ 1,264	$ -	$ (1,110)	$ 154

	Three months ended March 31, 2013
Balance as of December 31, 2012	$ 6,754	$ (132)	$ (1,991)	$ 4,631
Other Comprehensive Income (loss) before reclassifications (net of tax)	(908)	33	-	(875)
Amounts reclassified from accumulated other comprehensive income (net of tax)	(129)	-	-	(129)
Net current period other comprehensive income (loss)	(1,037)	33	-	(1,004)
Balance as of March 31, 2013	$ 5,717	$ (99)	$ (1,991)	$ 3,627

(a) Amounts in parentheses indicate debits

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2014 and 2013 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the statement where net Income is presented
Three Months Ended March 31,
	2014	2013
Unrealized gains and losses on available for sale securities
	$ 171	$ 196	Investment securities gains, net
	(58)	(67)	Provision for income taxes
	$ 113	$ 129	Net of tax

Defined benefit pension items
	$ (12)	$ -	Salaries and employee benefits
	5	-	Provision for income taxes
	$ (7)	$ -	Net of tax

Total reclassifications, net of tax	$ 106	$ 129

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

The following tables present the assets and liabilities reported on the consolidated balance sheet at their fair value on a recurring basis as of March 31, 2014 and December 31, 2013 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

March 31, 2014	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Securities available for sale:
U.S. Agency securities	$ -	$ 146,552	$ -	$ 146,552
U.S. Treasury securities	-	11,393	-	11,393
Obligations of state and
political subdivisions	-	97,942	-	97,942
Corporate obligations	-	15,746	-	15,746
Mortgage-backed securities in
government sponsored entities	-	37,435	-	37,435
Equity securities in financial institutions	1,915	-	-	1,915

December 31, 2013
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. Agency securities	$ -	$ 152,189	$ -	$ 152,189
U.S. Treasuries securities	-	11,309	-	11,309
Obligations of state and
political subdivisions	-	95,005	-	95,005
Corporate obligations	-	16,802	-	16,802
Mortgage-backed securities in
government sponsored entities	-	40,671	-	40,671
Equity securities in financial institutions	1,325	-	-	1,325

Financial Instruments, Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during 2014 and 2013 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense.

•
Impaired Loans - Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level 2 inputs based on observable market data and Level 3 inputs based on customized discounting criteria. For a majority of impaired real estate related loans, the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

•
Other Real Estate owned – Other real estate owned, which is obtained through the Bank’s foreclosure process is valued utilizing the appraised collateral value. Collateral values are estimated using Level 2 inputs based on observable market data and Level 3 inputs based on customized discounting criteria. At the time the foreclosure is completed, the Company obtains an updated external appraisal.

Assets measured at fair value on a nonrecurring basis as of March 31, 2014 and December 31, 2013 are included in the table below (in thousands):

March 31, 2014	Level I	Level II	Level III	Total
Impaired Loans	$ -	$ -	$ 10,138	$ 10,138
Other real estate owned	-	-	1,374	1,374

December 31, 2013
Impaired Loans	$ -	$ -	$ 10,067	$ 10,067
Other real estate owned	-	-	1,360	1,360

The following table provides a listing of the significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques.
	Fair Value at March 31, 2014	Fair Value at December 31, 2013	Valuation Technique(s)	Unobservable input	Range
Impaired Loans	$ 266	$ 263	Discounted Cash Flows	Probability of Default	0%
				Change in interest rates	0-7%

	9,872	9,804	Appraised Collateral Values	Discount for time since appraisal	0-30%
				Selling costs	4%-10%
				Holding period	0 - 18 months

Other real estate owned	1,374	1,360	Appraised Collateral Values	Discount for time since appraisal	0-30%
				Selling costs	4%-10%
				Holding period	0 - 18 months

The fair values of the Company’s financial instruments are as follows (in thousands):

	Carrying
March 31, 2014	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$ 11,409	$ 11,409	$ 11,409	$ -	$ -
Interest bearing time deposits with other banks	2,480	2,484			2,484
Available-for-sale securities	310,983	310,983	1,915	309,068
Loans held for sale	242	242	242
Net loans	525,990	540,585	-	-	540,585
Bank owned life insurance	14,800	14,800	14,800	-	-
Regulatory stock	3,032	3,032	3,032	-	-
Accrued interest receivable	3,771	3,771	3,771	-	-

Financial liabilities:
Deposits	$ 753,643	$ 755,082	$ 492,756	$ -	$ 262,326
Borrowed funds	45,728	42,343	-	42,343	-
Accrued interest payable	774	774	774	-	-

December 31, 2013
Financial assets:
Cash and due from banks	$ 10,083	$ 10,083	$ 10,083	$ -	$ -
Interest bearing time deposits with other banks	2,480	2,474			2,474
Available-for-sale securities	317,301	317,301	1,325	315,976	-
Loans held for sale	278	278	278
Net loans	533,514	547,405	-	-	547,405
Bank owned life insurance	14,679	14,679	14,679	-	-
Regulatory stock	3,926	3,926	3,926	-	-
Accrued interest receivable	3,728	3,728	3,728	-	-

Financial liabilities:
Deposits	$ 748,316	$ 750,172	$ 481,957	$ -	$ 268,215
Borrowed funds	66,932	63,500	-	63,500	-
Accrued interest payable	895	895	895	-	-

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

Note 10 – Recent Accounting Pronouncements

In January 2014, FASB issued ASU 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

•	It could take us longer than we anticipate to implement strategic initiatives designed to increase revenues or manage expenses, or we may not be able to implement those initiatives at all.
•	Acquisitions and dispositions of assets could affect us in ways that we have not anticipated.
•	We may become subject to new legal obligations or the resolution of litigation may have a negative effect on our financial condition.
•	We may become subject to new and unanticipated accounting, tax, or regulatory practices, regulations or requirements, including the costs of compliance with such changes.
•	We could experience greater loan delinquencies than anticipated, adversely affecting our earnings and financial condition.
•	We could also experience greater losses than expected due to the ever increasing volume of information theft and fraudulent scams impacting our customers and the banking industry.
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

Additional factors that may affect our results are discussed under “Part II – Item 1A – Risk Factors” in this report and in the Company’s 2013 Annual Report on Form 10-K under “Item 1.A/ Risk Factors.”  Except as required by applicable law and regulation, we assume no obligation to update or revise any forward-looking statements after the date on which they are made.

Introduction

The following is management's discussion and analysis of the financial condition in the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for the Company.  Our Company's consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results you may expect for the full year.

The Company currently engages in the general business of banking throughout our service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. We maintain our main office in Mansfield, Pennsylvania. Presently we operate 20 banking facilities, 17 of which operate as bank branches.  In Pennsylvania, we have branch offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Wellsboro Weis Market store and the Mansfield Wal-Mart Super Center. We also have loan production offices in Lock Haven and Dallas, Pennsylvania. In New York, we have a branch office in Wellsville, Allegany County. We have recently received approval to construct a full service branch in the Lock Haven market, which will replace the loan production office currently located there, when completed.

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

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in the Company’s financial statements. As of March 31, 2014 and December 31, 2013, the Trust Department had $99.3 and $99.4 million of assets under management, respectively.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the consolidated financial statements since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $102.5 million at December 31, 2013 to $105.5 million at March 31, 2014. Fee income from the sale of these products is reflected in the Company’s financial statements as a component of non-interest income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, and as such, has added additional resources to support this growth.

In addition to the trust and investment services offered we have an oil and gas division, which serves as a network of experts to assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. We have partnered with a professional firm to provide additional expertise and services to customers in our market who have been impacted by the Marcellus Shale exploration and drilling activities.  As of March 31, 2014, customers owning 8,213 acres have signed agreements with the Bank that provide for the Bank to manage oil and gas matters related to the customers land, which may include negotiating lease payments and royalty percentages, resolving leasing issues, accounting for and ensuring the accuracy of royalty checks, distributing revenue to satisfy investment objectives and providing customized reports outlining payment and distribution information.

Results of Operations

Overview of the Income Statement

The Company had net income of $3,176,000 for the first three months of 2014 compared to net income of $3,287,000 for last year’s comparable period, a decrease of $111,000 or 3.4%. Basic earnings per share for the first three months of 2014 were $1.05, compared to $1.08 last year, representing a 2.8% decrease.  Annualized return on assets and return on equity for the three months of 2014 were 1.41% and 13.38%, respectively, compared with 1.50% and 15.22% for last year’s comparable period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the first three months of 2014 was $7,512,000, an increase of $199,000, or 2.7%, compared to the same period in 2013.  For the first three months of 2014, the provision for loan losses totaled $180,000, an increase of $30,000 over the comparable period in 2013.  Consequently, net interest income after the provision for loan losses was $7,332,000 compared to $7,163,000 during the first three months of 2013.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the three months ended March 31, 2014 and 2013 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates (1)
	Three Months Ended
	March 31, 2014			March 31, 2013
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	5,276	1	0.05	23,198	10	0.17
Total short-term investments	5,276	1	0.05	23,198	10	0.17
Interest bearing time deposits at banks	2,480	12	2.02	-	-	-
Investment securities:
Taxable	220,146	938	1.70	211,459	983	1.86
Tax-exempt (3)	95,378	1,276	5.35	92,170	1,317	5.72
Total investment securities	315,524	2,214	2.81	303,629	2,300	3.03
Loans:
Residential mortgage loans	186,321	2,631	5.73	179,268	2,742	6.20
Construction	7,337	82	4.52	11,834	155	5.31
Commercial & agricultural loans	268,595	3,618	5.46	242,758	3,578	5.98
Loans to state & political subdivisions	63,471	710	4.54	59,192	670	4.59
Other loans	9,010	181	8.16	10,023	206	8.34
Loans, net of discount (2)(3)(4)	534,734	7,222	5.48	503,075	7,351	5.93
Total interest-earning assets	858,014	9,449	4.47	829,902	9,661	4.72
Cash and due from banks	3,784			3,553
Bank premises and equipment	11,069			11,493
Other assets	29,262			31,236
Total non-interest earning assets	44,115			46,282
Total assets	902,129			876,184
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	216,725	195	0.36	198,482	185	0.38
Savings accounts	96,846	28	0.12	90,330	40	0.18
Money market accounts	83,274	94	0.46	83,342	97	0.47
Certificates of deposit	264,549	788	1.21	276,086	1,006	1.48
Total interest-bearing deposits	661,394	1,105	0.68	648,240	1,328	0.83
Other borrowed funds	51,210	164	1.30	46,244	358	3.14
Total interest-bearing liabilities	712,604	1,269	0.72	694,484	1,686	0.99
Demand deposits	86,968			85,912
Other liabilities	7,584			9,384
Total non-interest-bearing liabilities	94,552			95,296
Stockholders' equity	94,973			86,404
Total liabilities & stockholders' equity	902,129			876,184
Net interest income		8,180			7,975
Net interest spread (5)			3.74%			3.73%
Net interest income as a percentage
of average interest-earning assets			3.87%			3.90%
Ratio of interest-earning assets
to interest-bearing liabilities			120%			119%
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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ending March 31, 2014 and 2013 (in thousands):

	For the Three Months
	Ended March 31
	2014	2013
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$ 1,793	$ 1,862
Tax equivalent adjustment	434	448
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$ 2,227	$ 2,310

Interest and fees on loans (non-tax adjusted)	$ 6,988	$ 7,137
Tax equivalent adjustment	234	214
Interest and fees on loans (tax equivalent basis)	$ 7,222	$ 7,351

Total interest income	$ 8,781	$ 8,999
Total interest expense	1,269	1,686
Net interest income	7,512	7,313
Total tax equivalent adjustment	668	662
Net interest income (tax equivalent basis)	$ 8,180	$ 7,975

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended March 31, 2014 vs. 2013 (1)
	Change in	Change	Total
	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ (4)	$ (5)	$ (9)
Interest bearing time deposits at banks	12	-	12
Investment securities:
Taxable	43	(88)	(45)
Tax-exempt	50	(91)	(41)
Total investments	93	(179)	(86)
Loans:
Residential mortgage loans	117	(228)	(111)
Construction	(52)	(21)	(73)
Commercial & agricultural loans	209	(169)	40
Loans to state & political subdivisions	48	(8)	40
Other loans	(21)	(4)	(25)
Total loans, net of discount	301	(430)	(129)
Total Interest Income	402	(614)	(212)
Interest Expense:
Interest-bearing deposits:
NOW accounts	16	(6)	10
Savings accounts	3	(15)	(12)
Money Market accounts	-	(3)	(3)
Certificates of deposit	(41)	(177)	(218)
Total interest-bearing deposits	(22)	(201)	(223)
Other borrowed funds	43	(237)	(194)
Total interest expense	21	(438)	(417)
Net interest income	$ 381	$ (176)	$ 205

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $7,975,000 for the 2013 three month period ended March 31, 2013 to $8,180,000 for the 2014 three month period ended March 31, 2014, an increase of $205,000. The tax equivalent net interest margin decreased from 3.90% for the first three months of 2013 to 3.87% in 2014.

Total tax equivalent interest income for the 2014 three month period decreased $212,000 as compared to the 2013 three month period. This decrease was primarily a result of a decrease of $614,000 due to a change in rate, as the yield on interest earning assets decreased from 4.72% to 4.47% or 25 basis points for the comparable periods. This decrease was offset by an increase of $402,000 as a result of an increase in the average balance of interest earning assets of $28.1 million for the comparable periods. While the Bank has been able to add interest earning assets, the new assets are priced at lower rates than assets that have matured due to the prolonged low interest rate environment. Additionally, assets repriced at lower rates during the quarter.

Tax equivalent investment income for the three months ended March 31, 2014 decreased $86,000 over the same period last year. The primary cause of this decrease was a decrease in the yield earned on investments of 22 basis points, which caused a decrease in tax equivalent investment income of $179,000. The average balance of total investment securities for the three months ended March 31, 2014 increased by $11.9 million from March 31, 2013, which resulted in additional income of $93,000.

•
The average balance of taxable securities increased by $8.7 million while tax-exempt securities increased by $3.2 million, which had the effect of increasing interest income by $43,000 and $50,000, respectively, due to volume.

•
The yield on taxable securities decreased 16 basis points from 1.86% to 1.70%, which corresponds to a decrease in interest income of $88,000. The yield on tax-exempt securities decreased 37 basis points, which corresponds to a decrease in interest income of $91,000. The yield on investments declined due to the amount of purchases we made in the current low interest rate environment. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

The purchase of tax-exempt securities, along with municipal loans and investment tax credits, allows us to manage and reduce our effective tax rate as well as the overall yield on our interest earning assets.

Total loan interest income decreased $129,000 for the three months ended March 31, 2014 compared to the same period last year.

•
Interest income on residential mortgage loans decreased $111,000 as a result of change in rates, which resulted in a decrease of $228,000. This was offset by an increase attributed to volume of $117,000. The yield earned on residential loans decreased 47 basis points, while the average balance increased $7.1 million for the comparable periods.

•	Interest income on construction loans decreased $73,000, primarily due to a change in volume, as the average balance decreased $4.5 million.

•
The average balance of commercial and agricultural loans increased $25.8 million from a year ago as we continue to focus on this segment of the loan portfolio, utilizing an experienced lending staff. This had a positive impact of $209,000 on total interest income due to volume, which was offset by a decrease of $169,000 due to rate, as the yield earned decreased from 5.98% to 5.46% due to the continued low rate environment and increased competition.

Total interest expense decreased $417,000 for the three months ended March 31, 2014 compared with last year. The decrease is primarily attributable to a change in average rate from .99% in 2013 to .72% in the comparable 2014 period, which had the effect of decreasing interest expense by $438,000. The continued low interest rate environment prompted by the Federal Reserve had the effect of decreasing our short-term borrowing costs as well as rates on all deposit products. While the Company’s rates on deposit products are below historical averages they are competitive with rates paid by other institutions in the marketplace. The average balance of interest bearing liabilities increased $18.1 million from March 31, 2013 to March 31, 2014. Increases were experienced in NOW accounts of $18.2 million, savings accounts of $6.5 million and other borrowed funds of $5.0 million. The cumulative effect of these increases was an increase in interest expense of $62,000. Certificates of deposit decreased $11.5 million, which resulted in a decrease in interest expense due to volume of $41,000. (see also “Financial Condition – Deposits”).

•
Interest expense on certificates of deposits decreased $218,000 over the same period last year. There was a decrease in the average rate on certificates of deposit from 1.48% to 1.21% resulting in a decrease in interest expense of $177,000. Additionally, the average balance of certificates of deposit decreased $11.5 million causing a decrease in interest expense of $41,000.

•
Interest expense on other borrowed funds decreased $194,000 over the same period last year. The primary cause of the decrease was the average rate on other borrowed funds decreasing 184 basis points resulting in a decrease in interest expense of $237,000. The decrease in rate on the other borrowed funds is a result of the significant maturities of borrowings in 2013 that were either refinanced long term at a lower rate or that were replaced with overnight borrowings. The average balance of other borrowed funds increased $5.0 million causing an increase in interest expense of $43,000.

Provision for Loan Losses

For the three month period ending March 31, 2014, we recorded a provision for loan losses of $180,000, which represents an increase of $30,000 from the $150,000 provision recorded in the corresponding three months of last year. The provision was higher in 2014 than 2013 due to the increased size of the loan portfolio and an increase in the specific reserves for individually evaluated loans. (see “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

Non-interest Income

The following table shows the breakdown of non-interest income for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,		Change
	2014	2013	Amount	%
Service charges	$ 995	$ 1,024	$ (29)	(2.8)
Trust	191	201	(10)	(5.0)
Brokerage and insurance	120	92	28	30.4
Investment securities gains, net	171	196	(25)	(12.8)
Gains on loans sold	40	111	(71)	(64.0)
Earnings on bank owned life insurance	121	124	(3)	(2.4)
Other	105	104	1	1.0
Total	$ 1,743	$ 1,852	$ (109)	(5.9)

Non-interest income for the three months ended March 31, 2014 totaled $1,743,000, a decrease of $109,000 when compared to the same period in 2013. During the first three months of 2014, investment security gains amounted to $171,000 compared to gains of $196,000 last year. We sold two agency securities for gains totaling $51,000, three mortgage backed securities in government sponsored entities for gains totaling $79,000, and a portion of a financial institution equity holding for a gain of $41,000 due to favorable market conditions. In 2013, we sold four municipal securities for gains totaling $87,000, three mortgage backed securities in government sponsored entities for gains totaling $107,000, and a corporate obligation for a gain of $2,000.

Gains on loans sold decreased $71,000, or 64.0% for the three months ended March 31, 2014 to $40,000. The decrease is due to the significant refinancing activity of secondary market loans that occurred as a result of the low interest rate environment in place in the first quarter of 2013 compared to the rates during the first quarter of 2014. This slowdown in secondary market loans is occurring across the entire United States and is not limited to our primary market. During the first three months of 2014, the Company received proceeds of $2.9 million from the sale of conforming loans compared to $9.0 million of proceeds for the comparable 2013 period.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,		Change
	2014	2013	Amount	%
Salaries and employee benefits	$ 2,917	$ 2,805	$ 112	4.0
Occupancy	350	342	8	2.3
Furniture and equipment	100	102	(2)	(2.0)
Professional fees	234	229	5	2.2
FDIC insurance	113	112	1	0.9
Pennsylvania shares tax	193	183	10	5.5
Other	1,140	1,049	91	8.7
Total	$ 5,047	$ 4,822	$ 225	4.7

Non-interest expenses increased $225,000 for the three months ended March 31, 2014 compared to the same period in 2013. Salaries and employee benefits increased $112,000 or 4.0%. Merit increases effective at the beginning of 2014 and an increase in full time equivalent employees as part of implementing the Bank’s strategic plan accounted for an increase in non-interest expenses of approximately $105,000.

Other expenses increased $91,000 primarily due to an increase in expenses associated with our additional other real estate owned properties of approximately $45,000 and a $30,000 increase in charge-offs associated with fraudulent customer account activity as a result of several national data breaches reported in the news in late 2013 and the first quarter of 2014.

Provision for Income Taxes

The provision for income taxes was $852,000 for the three month period ended March 31, 2014 compared to $906,000 for the same period in 2013.  The decrease is primarily attributable to a decrease in income before provision for income taxes of $165,000. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 21.2% and 21.6% for the first three months of 2014 and 2013, respectively, compared to the statutory rate of 34%.

We have invested in four limited partnership agreements that established low-income housing projects in our market areas. We anticipate recognizing an aggregate of $1.4 million of tax credits over the next ten years, with an additional $149,000 to be recognized during 2014.

Financial Condition

Total assets were $902.6 million at March 31, 2014, a decrease of $12.3 million, or 1.4% from $914.9 million at December 31, 2013.  Cash and cash equivalents increased $1.3 million or 13.2% to $11.4 million. Investment securities decreased to $311.0 million and net loans decreased 1.4% to $526.0 million at March 31, 2014.  Total deposits increased $5.3 million to $753.6 million since year-end 2013, while borrowed funds decreased $21.2 million to $45.7 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $11.4 million at March 31, 2014 compared to $10.1 million at December 31, 2013, an increase of $1.3 million. Management actively measures and evaluates its liquidity through our Asset–Liability Committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the composition of the investment portfolio as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31, 2014		December 31, 2013
	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$ 146,552	47.1	$ 152,189	48.0
U. S. Treasury notes	11,393	3.7	11,309	3.6
Obligations of state & political
subdivisions	97,942	31.5	95,005	29.9
Corporate obligations	15,746	5.1	16,802	5.3
Mortgage-backed securities in
government sponsored entities	37,435	12.0	40,671	12.8
Equity securities in financial
institutions	1,915	0.6	1,325	0.4
Total	$ 310,983	100.0	$ 317,301	100.0

	March 31, 2014/
	December 31, 2013
	Change
(dollars in thousands)	Amount	%
Available-for-sale:
U. S. Agency securities	$ (5,637)	(3.7)
U. S. Treasury notes	84	0.7
Obligations of state & political
subdivisions	2,937	3.1
Corporate obligations	(1,056)	(6.3)
Mortgage-backed securities in
government sponsored entities	(3,236)	(8.0)
Equity securities in financial
institutions	590	44.5
Total	$ (6,318)	(2.0)

Our investment portfolio decreased by $6.3 million, or 2.0%, from December 31, 2013 to March 31, 2014.  During 2014, we purchased approximately $14.5 million of U.S. agency obligations, $3.5 million of state and local obligations and $558,000 of equity securities in financial institutions, which helped offset the $1.8 million of principal repayments and $17.8 million of calls and maturities that occurred during the three month period. We also sold $7.0 million of various securities at a gain of $171,000. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the three month period ending March 31, 2014 yielded 2.81% compared to 3.03% for the same period in 2013 on a tax equivalent basis.

As a result of the Federal Reserve’s commitment to a low rate policy, investment yields are significantly below historical levels. The Company’s investment strategy in 2014 has been to purchase agency securities with maturities of less than five years and high quality municipal bonds with high coupons. Due to the steepness of the yield curve of maturities between two to five years, the Bank believes it has provided itself protection to rising rates, if they occur. Additionally, high coupon municipal bonds have less price volatility in rising rate scenarios than similar lower coupon bonds. We believe this strategy will enable us to reinvest cash flows in the next two to five years when and if investment opportunities improve.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the securities portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

Loans

The following table shows the composition of the loan portfolio as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31,		December 31,
	2014		2013
	Amount	%	Amount	%
Real estate:
Residential	$ 185,904	34.9	$ 187,101	34.6
Commercial	192,785	36.2	193,087	35.7
Agricultural	21,245	4.0	22,001	4.1
Construction	3,510	0.7	8,937	1.7
Consumer	9,056	1.7	9,563	1.7
Commercial and other loans	55,468	10.4	54,029	10.0
State & political subdivision loans	65,255	12.1	65,894	12.2
Total loans	533,223	100.0	540,612	100.0
Less allowance for loan losses	7,233		7,098
Net loans	$ 525,990		$ 533,514

	March 31, 2014/
	December 31, 2013
	Change
	Amount	%
Real estate:
Residential	$ (1,197)	(0.6)
Commercial	(302)	(0.2)
Agricultural	(756)	(3.4)
Construction	(5,427)	(60.7)
Consumer	(507)	(5.3)
Commercial and other loans	1,439	2.7
State & political subdivision loans	(639)	(1.0)
Total loans	$ (7,389)	(1.4)

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

Total loans decreased $7.4 million or 1.4% during the first three months of 2014. All loan categories with the exception of commercial and other loans have experienced decreases since December 31, 2013. The decrease in loans was primarily driven by several large pay-offs during the quarter. The decrease in state and political loans of $639,000 was primarily due to a pay-off of $3.3 million by a customer offset by a transfer from construction to state and political loans that occurred due to the completion of a project with a loan balance of $2.4 million. A second large transfer of $2.3 million was made from construction loans to commercial real estate for a completed projected. This increase in commercial real estate was offset by several large pay-offs totaling $3.2 million, $1.8 million of which was a participation loan. The increase in commercial and other loans was primarily the result of two customers with lines of credit that increased $2.5 million, which was offset by one large pay-off of approximately $811,000.

During the quarter, commercial loans decreased as a result of soft loan demand throughout our primary market. As a result of this soft demand, there has also been an increase in pricing pressure for the loan demand that we are seeing in our markets. This increased competition has resulted in the Bank changing terms of loans in order to maintain the relationship. While obtaining and maintaining commercial relationships has become more competitive, the Company is still focused on growing commercial real estate, commercial and agricultural and state and political subdivision loans as a means to increase loan growth and obtain deposits from farmers, small businesses and municipalities throughout our market area.  As a community bank, we strive to meet the unique needs and provide solutions to customers within our service area.  The local economy has been impacted by the Marcellus Shale gas exploration activities, which are impacted by regulations and changes in the market price of natural gas. Due to the low price for natural gas, exploration activities have been curtailed in the first part of 2014. We work closely with local municipalities and school districts to meet their needs that otherwise would be provided by the municipal bond market.

During the first three months of 2014, residential real estate loans decreased $1.2 million. Loan demand for conforming mortgages, which the Company typically sells on the secondary market, also decreased in comparison to the prior year. During the first three months of 2014, $2.8 million of loans were originated to be sold on the secondary market, which compares to $7.4 million for the comparable period in 2013. In addition, due to the decline in demand for non-conforming mortgages and the difficult investment environment, the Company decided during the first part of 2014 and 2013 that certain 15 year mortgage loans that met secondary market standards would not be sold on the secondary market, but would instead be held as part of the Bank’s residential real estate portfolio. During the first three months of 2014 and 2013, the Company decided not to sell $706,000 and $1.3 million of residential mortgages that met secondary market standards. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income in the Consolidated Statement of Income.  Management continues to explore new competitively priced products and to build technologies which make it easier and more efficient for customers to choose the Company for their mortgage needs.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the three months ended March 31, 2014 and for the years ended December 31, 2013, 2012, 2011 and 2010 (dollars in thousands):

	March 31,	December 31,
	2014	2013	2012	2011	2010
Balance
at beginning of period	$ 7,098	$ 6,784	$ 6,487	$ 5,915	$ 4,888
Charge-offs:
Real estate:
Residential	38	17	95	101	147
Commercial	10	62	2	29	53
Agricultural	-	-	-	-	-
Consumer	8	54	54	71	35
Commercial and other loans	-	1	21	6	173
Total loans charged-off	56	134	172	207	408
Recoveries:
Real estate:
Residential	-	5	-	-	4
Commercial	2	5	9	15	11
Agricultural	-	-	-	-	-
Consumer	9	33	33	57	45
Commercial and other loans	-	-	7	32	120
Total loans recovered	11	43	49	104	180

Net loans charged-off	45	91	123	103	228
Provision charged to expense	180	405	420	675	1,255
Balance at end of year	$ 7,233	$ 7,098	$ 6,784	$ 6,487	$ 5,915

Loans outstanding at end of period	$ 533,223	$ 540,612	$ 502,463	$ 487,509	$ 473,517
Average loans outstanding, net	$ 534,734	$ 516,748	$ 496,822	$ 474,972	$ 468,620
Non-performing assets:
Non-accruing loans	$ 8,233	$ 8,097	$ 8,067	$ 9,165	$ 11,853
Accrual loans - 90 days or more past due	932	697	506	275	692
Total non-performing loans	$ 9,165	$ 8,794	$ 8,573	$ 9,440	$ 12,545
Foreclosed assets held for sale	1,374	1,360	616	860	693
Total non-performing assets	$ 10,539	$ 10,154	$ 9,189	$ 10,300	$ 13,238

Annualized net charge-offs to average loans	0.03%	0.02%	0.02%	0.02%	0.05%
Allowance to total loans	1.36%	1.31%	1.35%	1.33%	1.25%
Allowance to total non-performing loans	78.92%	80.71%	79.13%	68.72%	47.15%
Non-performing loans as a percent of loans
net of unearned income	1.72%	1.63%	1.71%	1.94%	2.65%
Non-performing assets as a percent of loans
net of unearned income	1.98%	1.88%	1.83%	2.11%	2.80%

Management believes it uses the best information available when estimating the allowance for loan losses and that the allowance for loan losses is adequate as of March 31, 2014.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The balance in the allowance for loan losses was $7,233,000 or 1.36% of total loans as of March 31, 2014 as compared to $7,098,000 or 1.31% of loans as of December 31, 2013.  The $135,000 increase is a result of an $180,000 provision for the first three months less net charge-offs of $45,000. Net charge-offs for all of 2013 were $91,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of March 31, 2014 and December 31, 2013, 2012, 2011 and 2010:

	March 31		December 31
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$ 886	34.9	$ 946	34.6	$ 875	35.4	$ 805	37.7	$ 969	39.1
Commercial, agricultural	4,530	40.2	4,558	39.8	4,437	38.8	4,132	37.9	3,380	36.2
Construction	8	0.7	50	1.7	38	2.4	15	1.7	22	2.1
Consumer	83	1.7	105	1.7	119	2.1	111	2.2	108	2.4
Commercial and other loans	1,173	10.4	942	10.0	728	9.5	674	9.1	983	10.0
State & political subdivision loans	396	12.1	330	12.2	271	11.8	235	11.4	137	10.2
Unallocated	157	N/A	167	N/A	316	N/A	515	N/A	316	N/A
Total allowance for loan losses	$ 7,233	100.0	$ 7,098	100.0	$ 6,784	100.0	$ 6,487	100.0	$ 5,915	100.0

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate total 40.2% of the loan portfolio, 62.6% of the allowance is assigned to this segment of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions.

The following table identifies amounts of loans contractually past due 30 to 89 days and non-performing loans by loan category, as well as the change from December 31, 2013 to March 31, 2014 in non-performing loans(dollars in thousands). Non-performing loans include those loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.
	March 31, 2014				December 31, 2013
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days				30 - 89 Days
	Past Due	90 Days Past	Non-	Total Non-	Past Due	90 Days Past	Non-	Total Non-
(in thousands)	Accruing	Due Accruing	accrual	Performing	Accruing	Due Accruing	accrual	Performing
Real estate:
Residential	$ 550	$ 293	$ 812	$ 1,105	$ 1,006	$ 352	$ 685	$ 1,037
Commercial	605	305	7,066	7,371	215	344	7,247	7,591
Agricultural	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Consumer	91	-	15	15	132	1	15	16
Commercial and other loans	148	334	340	674	17	-	150	150
Total nonperforming loans	$ 1,394	$ 932	$ 8,233	$ 9,165	$ 1,370	$ 697	$ 8,097	$ 8,794

	Change in Non-Performing Loans
	March 31, 2014 /December 31, 2013
(in thousands)	Amount	%
Real estate:
Residential	$ 68	6.6
Commercial	(220)	(2.9)
Agricultural	-	N/A
Construction	-	N/A
Consumer	(1)	(6.3)
Commercial and other loans	524	349.3
Total nonperforming loans	$ 371	4.2

For the three month period ending March 31, 2014, we recorded a provision for loan losses of $180,000, which compares to $150,000 for the same time period in 2013. Non-performing loans increased $371,000 or 4.2%, from December 31, 2013 to March 31, 2014. The increase was primarily attributable to two customer relationships. Approximately 66.3% of the Bank’s non-performing loans are associated with the following four customer relationships:

•
A commercial customer with a total loan relationship of $3.9 million secured by 164 residential properties was considered non-accrual as of March 31, 2014. In the first quarter of 2011, the Company and borrower entered into a forbearance agreement to restructure the debt. In July of 2013, the customer filed for bankruptcy under Chapter 11 and a Trustee was appointed in January of 2014. Through March 31, 2014 all loan payments in accordance with the forbearance agreement have been made, which has resulted in no specific reserve allocation as of March 31, 2014. We continue to monitor the bankruptcy proceedings to identify potential changes in the customer’s operations and the impact these would have on the loan payments for our loans to the customers and underlying collateral that supports these loans.

•
A commercial customer with a relationship of approximately $669,000 was considered non-accrual as of March 31, 2014. The entire balance is subject to USDA guarantees. In the fourth quarter of 2013, a foreclosure proceeding was completed on a second loan with this customer, which resulted in an increase in other real estate owed of $299,000.  During the first quarter of 2014, the Bank and customer entered into an agreement, which is expected to close in early May, 2014, that resulted in the Bank receiving $775,000, two pieces of real estate collateral and several pieces of equipment as settlement of the loan balance. The foreclosed will be auctioned off late in the second quarter or early in the third quarter of 2014. Based on the cash and collateral received, there is no specific reserve allocation as of March 31, 2014.

•
A commercial customer with a relationship of approximately $936,000 secured by real estate was considered non-accrual as of December 31, 2013. The current economic conditions have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and determined that a specific reserve allocation of $463,010 was required as of March 31, 2014 based on the appraised value of collateral. The Bank is working with the customer to identify additional collateral to reduce the specific allocation and to improve the performance of the loan.

•
A commercial customer with a relationship of approximately $506,000 secured by real estate was considered non-accrual as of December 31, 2013. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer. Management reviewed the collateral and a charge-off of $52,000 was recorded in the fourth quarter of 2013, which resulted in no specific reserve as of March 31, 2014.

Management of the Bank believes that the allowance for loan losses is adequate, which is based on the following factors:

•	One loan relationship comprises 43.0% of the non-performing loan balance as is balance is associated with one customer, whose debt is current through March 31, 2014.

•
Net and gross charge-offs continue to be low in relation to the size of the Bank’s loan portfolio and compared to our peer group. Annualized net charge-offs for 2014 are 0.03% of the total loan portfolio, which is consistent with 2013’s ratio of 0.02%.

•
The primary market of the Bank has a relatively stable real estate market and did not experience the significant decrease in the collateral values of local residential, commercial or agricultural real estate loan portfolios as seen in other parts of the country. The local real estate market also did realize the significant, and sometimes speculative, increases seen in other parts of the country. Finally, our market area is predominately centered in the Marcellus Shale natural gas exploration and drilling area, and while the activities associated with this exploration are cyclical, it has provided a positive impact on the value of local real estate.

Bank Owned Life Insurance

The Company purchased bank owned life insurance to offset future employee benefit costs.  As of March 31, 2014, the cash surrender value of this life insurance is $14,800,000, which has resulted in income recognized in the first quarter of 2014 of $121,000 compared to $124,000 during the comparable period in 2013. The use of life insurance policies provides the Bank with an asset that will generate earnings to partially offset the current costs of benefits and eventually (at the death of the individuals) provides partial recovery of cash outflows associated with the benefits.

Premises and Equipment

Premises and equipment decreased from $11.1 million at December 31, 2013 to $11.0 million at March 31, 2014. This occurred primarily as a result of depreciation for 2014 of $137,000 offset by purchases totaling approximately $26,000.

Deposits

The following table shows the composition of deposits as of March 31, 2014 and December 31, 2013 (dollars in thousands):

	March 31		December 31,
	2014		2013
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 95,230	12.6	$ 85,585	11.4
NOW accounts	213,928	28.4	215,656	28.8
Savings deposits	98,823	13.1	95,678	12.8
Money market deposit accounts	84,775	11.2	85,038	11.4
Certificates of deposit	260,887	34.7	266,359	35.6
Total	$ 753,643	100.0	$ 748,316	100.0

	March 31, 2014/
	December 31, 2013
	Change
	Amount	%
Non-interest-bearing deposits	$ 9,645	11.3
NOW accounts	(1,728)	(0.8)
Savings deposits	3,145	3.3
Money market deposit accounts	(263)	(0.3)
Certificates of deposit	(5,472)	(2.1)
Total	$ 5,327	0.7

Deposits increased $5.3 million since December 31, 2013. The biggest increase was in non-interest bearing deposits of $9.6 million, which was a result of increases across numerous customers. The increase in savings accounts was also the result of increases from various customers. The decrease in NOW accounts was primarily related to state and political organizations, which had several organizations make semi-annual bond payments in March. Similar to the prior year, as CD’s mature, some customers are converting the balances to other deposits accounts at the bank. This is occurring as customers want to retain more liquid deposits during this low rate environment. The Bank currently does not have any outstanding brokered certificates of deposit.

Borrowed Funds

Borrowed funds decreased $21.2 million during the first three months of 2014. The decrease was the result of repaying $1.0 million of maturing terms notes from the FHLB and $30.0 million of overnight borrowings from the FHLB. The repayments were offset by borrowing long term $4.0 million and short term $6.0 million from the FHLB. Additionally, there was a decrease of approximately $230,000 in the balances outstanding under repurchase agreements. The Bank’s current strategy for borrowings is to consider replacing any maturities with five to seven year term borrowings due to the current interest rate environment, while considering loan and investment opportunities and the Bank’s current liquidity position. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

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

Total stockholders’ equity was $95.6 million at March 31, 2014 compared to $92.1 million at December 31, 2013, an increase of $3.5 million or 3.8%.  Excluding accumulated other comprehensive income (loss) stockholders’ equity increased $2.1 million, or 2.3%. The Company purchased 2,439 shares of treasury stock at a weighted average cost of $49.45 per share.  The Company reissued 3,693 shares as part of the dividend reinvestment program at a weighted average cost of 47.31 and 392 shares that were awarded as part of the restricted stock plan at a weighted average cost of $48.36. In the first three months of 2014, the Company had net income of $3.2 million and paid dividends of $1.2 million, representing a cash dividend payout ratio of 36.6%.

All of the Company’s investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. As a result of changes in the interest rate environment, accumulated other comprehensive income (loss) associated with the change in investment securities increased $1.4 million from December 31, 2013 and accounts for the majority of the total change in accumulated other comprehensive income (loss) of $1.4 million.

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

	March 31		December 31,
	2014		2013
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$ 102,531	18.24%	$ 100,320	17.75%
For capital adequacy purposes	44,974	8.00%	45,211	8.00%
To be well capitalized	56,217	10.00%	56,514	10.00%

Tier I capital (to risk-weighted assets)
Company	$ 95,131	16.92%	$ 92,902	16.44%
For capital adequacy purposes	22,487	4.00%	22,606	4.00%
To be well capitalized	33,730	6.00%	33,908	6.00%

Tier I capital (to average assets)
Company	$ 95,131	10.64%	$ 92,902	10.42%
For capital adequacy purposes	35,764	4.00%	35,669	4.00%
To be well capitalized	44,705	5.00%	44,587	5.00%

The Bank’s computed risk-based capital ratios are as follows (dollars in thousands):

	March 31		December 31,
	2014		2013
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$ 99,987	17.84%	$ 97,863	17.35%
For capital adequacy purposes	44,846	8.00%	45,135	8.00%
To be well capitalized	56,057	10.00%	56,418	10.00%

Tier I capital (to risk-weighted assets)
Bank	$ 92,777	16.55%	$ 90,639	16.07%
For capital adequacy purposes	22,423	4.00%	22,567	4.00%
To be well capitalized	33,634	6.00%	33,851	6.00%

Tier I capital (to average assets)
Bank	$ 92,777	10.39%	$ 90,639	10.18%
For capital adequacy purposes	35,718	4.00%	35,615	4.00%
To be well capitalized	44,648	5.00%	44,519	5.00%

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Commitments to extend credit	$ 98,692	$ 89,847
Standby letters of credit	9,330	12,014
	$ 108,022	$ 101,861

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at March 31, 2014 and December 31, 2013 was $12,346,000 and $12,450,000, respectively.  The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other significant uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first three months of 2014 were $28,000, compared to $99,000 during the same time period in 2013.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short-term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $260.4 million, of which $31.2 million was outstanding at March 31, 2014. Additionally, we have a Federal funds line totaling $10.0 million from a third party bank at market rates.  This line is not drawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $13.5 million, which also is not drawn upon as of March 31, 2014. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At March 31, 2014, Citizens Financial Services, Inc. had liquid assets of $1.2 million.

Interest Rate and Market Risk Management

The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances and the market value risk of assets and liabilities.

Because of the nature of our operations, we are not subject to foreign currency exchange or commodity price risk and, since our Company has no trading portfolio, it is not subject to trading risk. Currently, our Company has equity securities that represent only .6% of our investment portfolio and, therefore, equity risk is not significant.

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

The Bank currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Bank’s risk exposure.  In this analysis, the Bank examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of March 31, 2014 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-100 Shock	$ 29,296	$ (248)	(0.83)
Base	29,544	-	-
+100 Shock	28,662	(1,344)	(4.48)
+200 Shock	27,826	(2,180)	(7.27)
+300 Shock	27,012	(2,994)	(9.98)
+400 Shock	26,161	(3,845)	(12.81)

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

No material changes in market risk strategy occurred during the current period.  A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 2013.

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

(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. At March 31, 2014 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
1/1/14 to 1/31/14	-	$0.00	-	88,475
2/1/14 to 2/28/14	2,297	$49.47	2,297	86,178
3/1/14 to 3/31/14	142	$49.00	142	86,036
Total	2,439	$49.45	2,439	86,036

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

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 - Other Information

None.

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
101 **
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Cash Flows (unaudited) and (v) related notes (unaudited).

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

Citizens Financial Services, Inc. (Registrant)

May 8, 2014	By:	/s/ Randall E. Black
By: Randall E. Black
President and Chief Executive Officer (Principal Executive Officer)

Company Name

May 8, 2014	By:	/s/ Mickey L. Jones
By: MIckey L. Jones
Chief Financial Officer (Principal Accounting Officer)