Form 10-Q
period 2014-06-30
CITIZENS FINANCIAL SERVICES INC
filed 2014-08-07
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
Or

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

The number of outstanding shares of the Registrant’s Common Stock, as of July 29, 2014, was 3,041,911.

Citizens Financial Services, Inc.
Form 10-Q

INDEX

		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013	1
	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2014 and 2013	2
	Consolidated Statement of Comprehensive Income for the Three and Six Months ended June 30, 2014 and 2013	3
	Consolidated Statement of Cash Flows for the Six Months ended June 30, 2014 and 2013	4
	Notes to Consolidated Financial Statements	5-28
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-50
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50-51
Item 4.	Controls and Procedures	51

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51-52
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	52
	Signatures	53

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30	December 31
(in thousands except share data)	2014	2013
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 14,742	$ 8,899
Interest-bearing	998	1,184
Total cash and cash equivalents	15,740	10,083
Interest bearing time deposits with other banks	2,480	2,480
Available-for-sale securities	312,322	317,301
Loans held for sale	545	278

Loans (net of allowance for loan losses:
2014, $6,751 and 2013, $7,098)	533,126	533,514

Premises and equipment	11,501	11,105
Accrued interest receivable	3,557	3,728
Goodwill	10,256	10,256
Bank owned life insurance	14,921	14,679
Other assets	9,721	11,510

TOTAL ASSETS	$ 914,169	$ 914,934

LIABILITIES:
Deposits:
Noninterest-bearing	$ 94,434	$ 85,585
Interest-bearing	671,022	662,731
Total deposits	765,456	748,316
Borrowed funds	43,075	66,932
Accrued interest payable	735	895
Other liabilities	6,664	6,735
TOTAL LIABILITIES	815,930	822,878
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares June 30, 2014 and December 31, 2013;
none issued in 2014 or 2013	-	-
Common stock
$1.00 par value; authorized 15,000,000 shares; issued 3,335,235 at June 30, 2014 and
3,305,517 at December 31, 2013	3,335	3,306
Additional paid-in capital	25,142	23,562
Retained earnings	76,925	74,325
Accumulated other comprehensive income (loss)	1,100	(1,225)
Treasury stock, at cost: 296,758 shares at June 30, 2014
and 290,468 shares at December 31, 2013	(8,263)	(7,912)
TOTAL STOCKHOLDERS' EQUITY	98,239	92,056
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 914,169	$ 914,934

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30		June 30,
(in thousands, except share and per share data)	2014	2013	2014	2013
INTEREST INCOME:
Interest and fees on loans	$ 7,118	$ 7,141	$ 14,106	$ 14,278
Interest-bearing deposits with banks	13	9	26	19
Investment securities:
Taxable	849	936	1,737	1,899
Nontaxable	840	844	1,682	1,713
Dividends	69	18	119	38
TOTAL INTEREST INCOME	8,889	8,948	17,670	17,947
INTEREST EXPENSE:
Deposits	1,094	1,287	2,199	2,615
Borrowed funds	145	310	309	668
TOTAL INTEREST EXPENSE	1,239	1,597	2,508	3,283
NET INTEREST INCOME	7,650	7,351	15,162	14,664
Provision for loan losses	150	75	330	225
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,500	7,276	14,832	14,439
NON-INTEREST INCOME:
Service charges	1,102	1,114	2,141	2,168
Trust	186	169	377	370
Brokerage and insurance	137	121	257	213
Investment securities gains, net	75	98	246	294
Gains on loans sold	30	50	70	161
Earnings on bank owned life insurance	121	126	242	250
Other	104	100	209	204
TOTAL NON-INTEREST INCOME	1,755	1,778	3,542	3,660
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,893	2,795	5,810	5,600
Occupancy	304	312	654	654
Furniture and equipment	94	113	194	215
Professional fees	208	188	442	417
FDIC insurance	116	113	229	225
Pennsylvania shares tax	191	182	384	365
Other	1,194	1,164	2,378	2,243
TOTAL NON-INTEREST EXPENSES	5,000	4,867	10,091	9,719
Income before provision for income taxes	4,255	4,187	8,283	8,380
Provision for income taxes	890	907	1,742	1,813
NET INCOME	$ 3,365	$ 3,280	$ 6,541	$ 6,567

PER COMMON SHARE DATA:
Net Income - Basic	$ 1.11	$ 1.07	$ 2.15	$ 2.14
Net Income - Diluted	$ 1.11	$ 1.07	$ 2.15	$ 2.14
Cash Dividends Paid	$ 0.385	$ 0.278	$ 0.770	$ 0.547

Number of shares used in computation - basic	3,039,734	3,060,998	3,040,822	3,062,210
Number of shares used in computation - diluted	3,040,661	3,062,576	3,041,227	3,062,991

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF
COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)		2014		2013		2014		2013
Net income		$ 3,365		$ 3,280		$ 6,541		$ 6,567
Other comprehensive income (loss):
Change in unrealized gains on available for sale securities	1,494		(6,656)		3,743		(8,032)
Income tax effect	(508)		2,263		(1,272)		2,731
Change in unrecognized pension cost	13		128		25		128
Income tax effect	(4)		(44)		(9)		(44)
Change in unrealized loss on interest rate swap	-		51		-		101
Income tax effect	-		(17)		-		(34)
Less: Reclassification adjustment for investment	(75)		(98)		(246)		(294)
security gains included in net income
Income tax effect	26		33		84		100
Other comprehensive income (loss), net of tax		946		(4,340)		2,325		(5,344)
Comprehensive income (loss)		$ 4,311		$ (1,060)		$ 8,866		$ 1,223

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Six Months Ended
	June 30,
(in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 6,541	$ 6,567
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	330	225
Depreciation and amortization	233	216
Amortization and accretion of investment securities	1,100	1,234
Deferred income taxes	498	9
Investment securities gains, net	(246)	(294)
Earnings on bank owned life insurance	(242)	(250)
Originations of loans held for sale	(5,286)	(11,801)
Proceeds from sales of loans held for sale	5,089	12,624
Realized gains on loans sold	(70)	(161)
Decrease (increase) in accrued interest receivable	171	(5)
Decrease in accrued interest payable	(160)	(179)
Other, net	(1,107)	413
Net cash provided by operating activities	6,851	8,598
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	12,151	15,773
Proceeds from maturity and principal repayments	29,294	49,651
Purchase of securities	(33,822)	(72,372)
Proceeds from redemption of regulatory stock	2,216	513
Purchase of regulatory stock	(1,484)	(207)
Net increase in loans	(113)	(13,246)
Purchase of premises and equipment	(145)	(203)
Proceeds from sale of foreclosed assets held for sale	296	-
Net cash provided by (used in) investing activities	8,393	(20,091)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	17,140	10,918
Proceeds from long-term borrowings	4,010	-
Repayments of long-term borrowings	(4,200)	(10,800)
Net decrease in short-term borrowed funds	(23,667)	(1,333)
Purchase of treasury and restricted stock	(733)	(380)
Dividends paid	(2,137)	(1,675)
Net cash used in financing activities	(9,587)	(3,270)
Net (decrease) increase in cash and cash equivalents	5,657	(14,763)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,083	26,333
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 15,740	$ 11,570

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 2,668	$ 3,462
Income taxes paid	$ 1,885	$ 2,295
Loans transferred to foreclosed property	$ 239	$ 54
Premises and equipment transferred from other assets	$ 549	$ -

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

In the opinion of management of the Company, the accompanying interim financial statements for the periods ended June 30, 2014 and 2013 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the six month period ended June 30, 2014 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share.  Earnings per share calculations give retroactive effect to stock dividends declared by the Company.

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income applicable to common stock	$3,365,000	$3,280,000	$6,541,000	$6,567,000

Basic earnings per share computation
Weighted average common shares outstanding	3,039,734	3,060,998	3,040,822	3,062,210
Earnings per share - basic	$1.11	$1.07	$2.15	$2.14

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	3,039,734	3,060,998	3,040,822	3,062,210
Add: Dilutive effects of restricted stock	927	1,578	405	781
Weighted average common shares outstanding for dilutive earnings per share	3,040,661	3,062,576	3,041,227	3,062,991
Earnings per share - diluted	$1.11	$1.07	$2.15	$2.14

For the three months ended June 30, 2014, there were 2,188 shares related to the restricted stock program that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $50.15-$50.50. There were no anti-dilutive securities for the three month period ended June 30, 2013. For the six months ended June 30, 2014 and 2013, 2,409 and 1,415 shares, respectively, related to the restricted stock program were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $34.70-$50.50 for the six month period ended June 30, 2014 and prices ranging from $36.00-$44.50 for the six month period ended June 30, 2013.

 Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of tax-exempt income earned from state and municipal securities and loans and investments in tax credits.

Note 4 – Investments

The amortized cost and fair value of investment securities at June 30, 2014 and December 31, 2013 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2014	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. agency securities	$ 147,871	$ 664	$ (1,200)	$ 147,335
U.S. treasury securities	11,868	-	(364)	11,504
Obligations of state and
political subdivisions	98,825	3,182	(380)	101,627
Corporate obligations	13,992	282	(59)	14,215
Mortgage-backed securities in
government sponsored entities	35,293	549	(74)	35,768
Equity securities in financial
institutions	1,138	737	(2)	1,873
Total available-for-sale securities	$ 308,987	$ 5,414	$ (2,079)	$ 312,322

December 31, 2013
Available-for-sale securities:
U.S. agency securities	$ 153,896	$ 702	$ (2,409)	$ 152,189
U.S. treasury securities	11,856	-	(547)	11,309
Obligations of state and
political subdivisions	94,113	2,146	(1,254)	95,005
Corporate obligations	16,651	341	(190)	16,802
Mortgage-backed securities in
government sponsored entities	40,405	566	(300)	40,671
Equity securities in financial institutions	542	783	-	1,325
Total available-for-sale securities	$ 317,463	$ 4,538	$ (4,700)	$ 317,301

The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013 (in thousands). As of June 30, 2014, the Company owned 69 securities whose fair value was less than their cost basis.

June 30, 2014	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$ 36,001	$ (225)	$ 43,305	$ (975)	$ 79,306	$ (1,200)
U.S. treasury securities	-	-	11,503	(364)	11,503	(364)
Obligations of state and
political subdivisions	5,770	(79)	11,357	(301)	17,127	(380)
Corporate obligations	507	(1)	7,855	(58)	8,362	(59)
Mortgage-backed securities in
government sponsored entities	-	-	4,977	(74)	4,977	(74)
Equity securities in financial
institutions	487	(2)	-	-	487	(2)

Total securities	$ 42,765	$ (307)	$ 78,997	$ (1,772)	$ 121,762	$ (2,079)

December 31, 2013
U.S. agency securities	$ 98,356	$ (2,212)	$ 2,825	$ (197)	$ 101,181	$ (2,409)
U.S. treasury securities	11,309	(547)	-	-	11,309	(547)
Obligations of states and
political subdivisions	24,201	(865)	6,491	(389)	30,692	(1,254)
Corporate obligations	6,103	(124)	2,251	(66)	8,354	(190)
Mortgage-backed securities in
government sponsored entities	23,920	(266)	1,164	(34)	25,084	(300)

Total securities	$ 163,889	$ (4,014)	$ 12,731	$ (686)	$ 176,620	$ (4,700)

As of June 30, 2014, the Company’s investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, U.S treasuries, obligations of states and political subdivisions, corporate obligations, mortgage backed securities in government sponsored entities and equity securities in financial institutions. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale for the six months ended June 30, 2014 and 2013 were $12,151,000 and $15,773,000, respectively.  For the three months ended June 30, 2014 and 2013, there were sales of $6,595,000 and $11,917,000, respectively, of available-for-sale securities. The gross gains and losses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Gross gains	$ 75	$ 238	$ 246	$ 434
Gross losses	-	(140)	-	(140)
Net gains	$ 75	$ 98	$ 246	$ 294

Investment securities with an approximate carrying value of $185.6 million and $194.7 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public funds and certain other deposits.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at June 30, 2014, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$ 12,560	$ 12,712
Due after one year through five years	123,887	124,167
Due after five years through ten years	66,528	66,174
Due after ten years	104,874	107,396
Total	$ 307,849	$ 310,449

Note 5 – Loans

The Company grants loans primarily to customers throughout North Central Pennsylvania and Southern New York.  Although the Company had a diversified loan portfolio at June 30, 2014 and December 31, 2013, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for loan losses as of June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 187,183	$ 330	$ 186,853
Commercial and agricultural	210,786	7,069	203,717
Construction	3,474	-	3,474
Consumer	8,692	15	8,677
Other commercial and agricultural loans	58,090	2,323	55,767
State and political subdivision loans	71,652	-	71,652
Total	539,877	$ 9,737	$ 530,140
Allowance for loan losses	6,751
Net loans	$ 533,126

December 31, 2013	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 187,101	$ 342	$ 186,759
Commercial and agricultural	215,088	8,310	206,778
Construction	8,937	-	8,937
Consumer	9,563	15	9,548
Other commercial and agricultural loans	54,029	1,733	52,296
State and political subdivision loans	65,894	-	65,894
Total	540,612	$ 10,400	$ 530,212
Allowance for loan losses	7,098
Net loans	$ 533,514

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

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables by class, with the associated allowance amount, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
June 30, 2014	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$ 226	$ 131	$ 68	$ 199	$ 14
Home Equity	132	64	67	131	13
Commercial	9,283	6,161	908	7,069	101
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	15	15	-	15	-
Other commercial loans	2,535	1,434	889	2,323	30
Other agricultural loans	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-
Total	$ 12,191	$ 7,805	$ 1,932	$ 9,737	$ 158

December 31, 2013
Real estate loans:
Mortgages	$ 232	$ 138	$ 70	$ 208	$ 14
Home Equity	134	65	69	134	13
Commercial	9,901	6,335	1,975	8,310	305
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	15	15	-	15	-
Other commercial loans	1,794	1,679	54	1,733	1
Other agricultural loans	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-
Total	$ 12,076	$ 8,232	$ 2,168	$ 10,400	$ 333

The following tables includes the average balance of impaired financing receivables by class and the income recognized on impaired loans for the three and six month periods ended June 30, 2014 and 2013(in thousands):

For the Six Months ended
	June 30, 2014			June 30, 2013
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	Cash Basis	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$ 202	$ 4	$ -	$ 330	$ 4	$ -
Home Equity	132	2	-	137	2	-
Commercial	8,039	44	-	8,595	84	35
Agricultural	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer	15	-	-	-	-	-
Other commercial loans	2,000	46	-	1,786	41	-
Other agricultural loans	-	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-	-
Total	$ 10,388	$ 96	$ -	$ 10,848	$ 131	$ 35

For the Three Months Ended
	June 30, 2014			June 30, 2013
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	Cash Basis	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$ 200	$ 2	$ -	$ 352	$ 2	$ -
Home Equity	131	1	-	136	1	-
Commercial	7,544	18	-	8,406	39	21
Agricultural	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer	15	-	-	-	-	-
Other commercial loans	2,108	13	-	1,916	22	-
Other agricultural loans	-	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-	-
Total	$ 9,998	$ 34	$ -	$ 10,810	$ 64	$ 21

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

The following tables represent credit exposures by internally assigned grades as of June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$ 162,474	$ 9,735	$ 14,768	$ -	$ -	$ 186,977
Agricultural	18,657	2,991	2,161	-	-	23,809
Construction	3,474	-	-	-	-	3,474
Other commercial loans	39,143	5,233	3,574	58	-	48,008
Other agricultural loans	7,667	468	1,947	-	-	10,082
State and political
subdivision loans	71,652	-	-	-	-	71,652
Total	$ 303,067	$ 18,427	$ 22,450	$ 58	$ -	$ 344,002

December 31, 2013
Real estate loans:
Commercial	$ 166,956	$ 4,645	$ 21,284	$ 202	$ -	$ 193,087
Agricultural	15,923	1,910	4,168	-	-	22,001
Construction	8,937	-	-	-	-	8,937
Other commercial loans	40,798	1,747	1,938	5	-	44,488
Other agricultural loans	7,431	153	1,957	-	-	9,541
State and political
subdivision loans	65,894	-	-	-	-	65,894
Total	$ 305,939	$ 8,455	$ 29,347	$ 207	$ -	$ 343,948

For residential real estate mortgages, home equity and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below and all loans past due 90 or more days. The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2014 and December 31, 2013 (in thousands):

June 30, 2014	Performing	Non- performing	Total
Real estate loans:
Mortgages	$ 121,682	$ 793	$ 122,475
Home Equity	64,557	151	64,708
Consumer	8,658	34	8,692
Total	$ 194,897	$ 978	$ 195,875

December 31, 2013
Real estate loans:
Mortgages	$ 119,075	$ 809	$ 119,884
Home Equity	66,989	228	67,217
Consumer	9,547	16	9,563
Total	$ 195,611	$ 1,053	$ 196,664

Age Analysis of Past Due Financing Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due financing receivables as of June 30, 2014 and December 31, 2013 (in thousands):

	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
June 30, 2014	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
Real estate loans:
Mortgages	$ 575	$ 168	$ 535	$ 1,278	$ 121,197	$ 122,475	$ -
Home Equity	605	247	119	971	63,737	64,708	46
Commercial	88	12	2,021	2,121	184,856	186,977	301
Agricultural	-	-	-	-	23,809	23,809	-
Construction	-	-	-	-	3,474	3,474	-
Consumer	33	90	15	138	8,554	8,692	-
Other commercial loans	55	408	485	948	47,060	48,008	-
Other agricultural loans	437	-	-	437	9,645	10,082	-
State and political
subdivision loans	-	-	-	-	71,652	71,652	-
Total	$ 1,793	$ 925	$ 3,175	$ 5,893	$ 533,984	$ 539,877	$ 347

Loans considered non-accrual	$ 112	$ 407	$ 2,828	$ 3,347	$ 4,214	$ 7,561
Loans still accruing	1,681	518	347	2,546	529,770	532,316
Total	$ 1,793	$ 925	$ 3,175	$ 5,893	$ 533,984	$ 539,877

December 31, 2013
Real estate loans:
Mortgages	$ 362	$ 40	$ 739	$ 1,141	$ 118,743	$ 119,884	$ 301
Home Equity	632	2	229	863	66,354	67,217	51
Commercial	88	319	3,091	3,498	189,589	193,087	344
Agricultural	-	-	-	-	22,001	22,001	-
Construction	-	-	-	-	8,937	8,937	-
Consumer	96	36	16	148	9,415	9,563	1
Other commercial loans	29	28	49	106	44,382	44,488	-
Other agricultural loans	-	-	-	-	9,541	9,541	-
State and political
subdivision loans	-	-	-	-	65,894	65,894	-
Total	$ 1,207	$ 425	$ 4,124	$ 5,756	$ 534,856	$ 540,612	$ 697

Loans considered non-accrual	$ 98	$ 164	$ 3,427	$ 3,689	$ 4,408	$ 8,097
Loans still accruing	1,109	261	697	2,067	530,448	532,515
Total	$ 1,207	$ 425	$ 4,124	$ 5,756	$ 534,856	$ 540,612

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

The following table reflects the financing receivables on non-accrual status as of June 30, 2014 and December 31, 2013, respectively. The balances are presented by class of financing receivable (in thousands):

	June 30 2014	December 31, 2013
Real estate loans:
Mortgages	$ 793	$ 508
Home Equity	105	177
Commercial	5,703	7,247
Agricultural	-	-
Construction	-	-
Consumer	34	15
Other commercial loans	926	150
Other agricultural loans	-	-
State and political subdivision	-	-
	$ 7,561	$ 8,097

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company’s investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower’s ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  Based on this evaluation management would no longer consider a loan to be a TDR when the relevant facts support such a conclusion. As of June 30, 2014 and December 31, 2013, included within the allowance for loan losses are reserves of $30,000 and $28,000 respectively, that are associated with loans modified as TDRs.

There were no loan modifications that were considered TDRs during the three months ended June 30, 2013. Loan modifications that are considered TDRs completed during the six months ended June 30, 2014 and 2013 and the three months ended June 30, 2014, were as follows (dollars in thousands):

	For the Three Months Ended June 30, 2014
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	1	$ -	$ 28	$ -	$ 28
Total	-	1	$ -	$ 28	$ -	$ 28

	For the Six Months Ended June 30, 2014
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	2	$ -	$ 153	$ -	$ 153
Total	-	2	$ -	$ 153	$ -	$ 153

	For the Six Months Ended June 30, 2013
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Mortgages	1	-	$ 72	$ -	$ 72	$ -
Commercial	-	2	-	1,365	-	1,365
Other commercial loans	-	2	-	1,530	-	1,530
Total	1	4	$ 72	$ 2,895	$ 72	$ 2,895

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The following table presents the recorded investment in loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which begin January 1, 2014 and 2013 (six month periods) and April 1, 2014 and 2013 (3 month periods), respectively, and that subsequently defaulted during these reporting periods (dollars in thousands):

	For the Three Months Ended				For the Six Months Ended
	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013
	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Real estate loans:
Commercial	-	$ -	1	$ 535	1	$ 483	-	$ -
Total recidivism	-	$ -	1	$ 535	1	$ 483	-	$ -

Allowance for Loan Losses

The following table segregates the allowance for loan losses (ALLL) into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2014 and December 31, 2013, respectively (in thousands):

	June 30, 2014			December 31, 2013
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real estate loans:
Residential	$ 27	$ 852	$ 879	$ 27	$ 919	$ 946
Commercial and agricultural	101	3,708	3,809	305	4,253	4,558
Construction	-	13	13	-	50	50
Consumer	-	86	86	-	105	105
Other commercial and agricultural loans	30	1,121	1,151	1	941	942
State and political
subdivision loans	-	455	455	-	330	330
Unallocated	-	358	358	-	167	167
Total	$ 158	$ 6,593	$ 6,751	$ 333	$ 6,765	$ 7,098

The following tables roll forward the balance of the ALLL by portfolio segment for the three and six month periods ended June 30, 2014 and 2013, respectively (in thousands):

	Balance at March 31, 2014	Charge-offs	Recoveries	Provision	Balance at June 30, 2014
Real estate loans:
Residential	$ 886	$ (7)	$ -	$ -	$ 879
Commercial and agricultural	4,530	(465)	3	(259)	3,809
Construction	8	-	-	5	13
Consumer	83	(6)	6	3	86
Other commercial and agricultural loans	1,173	(163)	-	141	1,151
State and political
subdivision loans	396	-	-	59	455
Unallocated	157	-	-	201	358
Total	$ 7,233	$ (641)	$ 9	$ 150	$ 6,751

	Balance at December 31, 2013	Charge-offs	Recoveries	Provision	Balance at June 30, 2014
Real estate loans:
Residential	$ 946	$ (45)	$ -	$ (22)	$ 879
Commercial and agricultural	4,558	(475)	5	(279)	3,809
Construction	50	-	-	(37)	13
Consumer	105	(14)	15	(20)	86
Other commercial and agricultural loans	942	(163)	-	372	1,151
State and political
subdivision loans	330	-	-	125	455
Unallocated	167	-	-	191	358
Total	$ 7,098	$ (697)	$ 20	$ 330	$ 6,751

	Balance at March 31, 2013	Charge-offs	Recoveries	Provision	Balance at June 30, 2013
Real estate loans:
Residential	$ 913	$ (13)	$ -	$ 34	$ 934
Commercial and agricultural	4,416	-	-	(176)	4,240
Construction	78	-	-	13	91
Consumer	118	(10)	9	(3)	114
Other commercial and agricultural loans	700	-	-	257	957
State and political
subdivision loans	303	-	-	7	310
Unallocated	400	-	-	(57)	343
Total	$ 6,928	$ (23)	$ 9	$ 75	$ 6,989

	Balance at December 31, 2012	Charge-offs	Recoveries	Provision	Balance at June 30, 2013
Real estate loans:
Residential	$ 875	$ (13)	$ 2	$ 70	$ 934
Commercial and agricultural	4,437	-	-	(197)	4,240
Construction	38	-	-	53	91
Consumer	119	(30)	21	4	114
Other commercial and agricultural loans	728	-	-	229	957
State and political
subdivision loans	271	-	-	39	310
Unallocated	316	-	-	27	343
Total	$ 6,784	$ (43)	$ 23	$ 225	$ 6,989

The Company allocates the ALLL based on the factors described below, which conform to the Company’s loan classification policy and credit quality measurements. In reviewing risk within the Bank’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The ALLL consists of amounts applicable to: (i) residential real estate loans; (ii) residential real estate home equity loans; (iii) commercial real estate loans; (iv) agricultural real estate loans; (v) real estate construction loans; (vi) other commercial and agricultural loans; (vii) consumer loans; (viii) other agricultural loans and (ix) state and political subdivision loans. Factors considered in this process include general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are evaluated to determine additional inherent risks in the loan portfolio, which are not necessarily reflected in the historical loss percentages. These factors are then added to the historical allocation percentage to get the adjusted factor to be applied to non-classified loans. The following qualitative factors are analyzed:

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

 We continually review the model utilized in calculating the required allowance. The following qualitative factors experienced changes during the first six months of 2014:

•
The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for all loan categories due to a decrease in the unemployment rates in the local economy.

•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were decreased for commercial and agricultural real estate due to the decrease in the Company’s classified loans to its lowest level in three years.

•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for other commercial loans due to an increase in classified loans during the quarter.

•
The qualitative factor for levels of and trends in charge-offs and recoveries was increased for commercial real estate and other commercial loans due to the increase in charge-offs compared to historical norms for the Bank.

•
The qualitative factor for experience, ability and depth of lending management and other relevant staff was decreased for all loan categories due to the length of time employees involved throughout the loan process have been in their positions.

The following qualitative factors experienced changes during the three months ended June 30, 2014:

•
The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for all loan categories due to a decrease in the unemployment rates in the local economy.

•
The qualitative factor for levels of and trends in charge-offs and recoveries was increased for commercial real estate and other commercial loans due to the increase in charge-offs compared to historical norms for the Bank.

•
The qualitative factor for experience, ability and depth of lending management and other relevant staff was decreased for all loan categories due to the length of time employees involved throughout the loan process have been in their positions.

•	The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were decreased for commercial real estate due to the decrease in the Company’s classified loans.
•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for other commercial loans due to an increase in classified loans during the quarter.

The primary factor that resulted in negative provisions for certain portfolio segments for the three and six month periods ended June 30, 2014 is due to decreases in the outstanding balances for certain portfolio segments compared to December 31, 2013, a reduction in the amount of substandard loans and the decrease in the qualitative factor associated with the improvement in unemployment rates noted above.

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

•
The qualitative factor for the existence and effect of any credit concentrations and changes in the level of such concentrations was increased for other commercial and agricultural loans and was lowered for commercial and agricultural real estate as the loan growth has slowed in 2013.

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

•
The qualitative factor for the existence and effect of any credit concentrations and changes in the level of such concentrations was increased for other commercial and agricultural loans and was lowered for commercial and agricultural real estate as the loan growth has slowed in 2013.

Note 6 – Federal Home Loan Bank Stock

The Bank is a member of the FHLB of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of June 30, 2014 and December 31, 2013, the Bank holds $2,920,200 and $3,652,100, respectively. The stock is bought from and sold to the FHLB based upon its $100 par value.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) A significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios have improved, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members and has reinstituted the dividend.

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

The following sets forth the components of net periodic benefit costs of the Pension Plan for the three and six months ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$ 63	$ 76	$ 153	$ 177
Interest cost	111	79	207	185
Expected return on plan assets	(215)	(169)	(393)	(343)
Net amortization and deferral	(43)	86	25	128

Net periodic benefit expense (income)	$ (84)	$ 72	$ (8)	$ 147

The Company expects to contribute $300,000 to the Pension Plan in 2014.

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately. Contributions by the Company totaled $146,000 and $147,000 for the six months ended June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014 and 2013, contributions by the Company totaled $88,000 and $92,000, respectively.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  At June 30, 2014 and December 31, 2013, an obligation of $956,000 and $981,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Amounts included in interest expense on the deferred amounts totaled $6,000 and $3,000 for each of the three months ended June 30, 2014 and 2013. For the six months ended June 30, 2014 and 2013, amounts included in interest expense on the deferred amounts totaled $11,000 and $7,000, respectively.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  A total of 100,000 shares of the Company’s common stock have been authorized under the Plan. As of June 30, 2014, 64,158 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted shares during 2014 and 2013:

	Three months ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
		Weighted		Weighted		Weighted		Weighted
	Unvested	Average	Unvested	Average	Unvested	Average	Unvested	Average
	Shares	Market Price	Shares	Market Price	Shares	Market Price	Shares	Market Price
Outstanding, beginning of period	6,240	$ 43.55	7,269	$ 35.16	7,172	$ 42.02	8,646	$ 35.51
Granted	3,206	53.10	3,027	48.21	3,598	52.82	3,027	48.21
Forfeited	-	-	-	-	-	-	(55)	37.10
Vested	(2,259)	42.06	(2,830)	31.35	(3,583)	40.30	(4,152)	33.26
Outstanding, end of period	7,187	$ 48.28	7,466	$ 41.89	7,187	$ 48.28	7,466	$ 41.89

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $73,000 and $77,000 for the six months ended June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014 and 2013, compensation expense totaled $37,000 and $39,000, respectively.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law. At June 30, 2014 and December 31, 2013, an obligation of $1,122,000 and $1,046,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Expenses related to this plan totaled $76,000 and $72,000 for the six months ended June 30, 2014 and 2013, respectively. For the three months ended June 30, 2014 and 2013, expenses totaled $38,000 and $36,000, respectively.

Note 8 – Accumulated Comprehensive Income

The following tables present the changes in accumulated other comprehensive (loss) income by component net of tax for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30, 2014
	Unrealized gain (loss) on available for sale securities (a)	Unrealized gain (loss) on interest rate swap (a)	Defined Benefit Pension Items (a)	Total
Balance as of March 31, 2014	$ 1,264	$ -	$ (1,110)	$ 154
Other comprehensive income before reclassifications (net of tax)	986	-	-	986
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(49)	-	9	(40)
Net current period other comprehensive income	937	-	9	946
Balance as of June 30, 2014	$ 2,201	$ -	$ (1,101)	$ 1,100

	Six months ended June 30, 2014
	Unrealized gain (loss) on available for sale securities (a)	Unrealized gain (loss) on interest rate swap (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2013	$ (108)	$ -	$ (1,117)	$ (1,225)
Other comprehensive income before reclassifications (net of tax)	2,471	-	-	2,471
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(162)	-	16	(146)
Net current period other comprehensive income	2,309	-	16	2,325
Balance as of June 30, 2014	$ 2,201	$ -	$ (1,101)	$ 1,100

	Three months ended June 30, 2013
	Unrealized gain (loss) on available for sale securities (a)	Unrealized gain (loss) on interest rate swap (a)	Defined Benefit Pension Items (a)	Total
Balance as of March 31, 2013	$ 5,717	$ (99)	$ (1,991)	$ 3,627
Other comprehensive income (loss) before reclassifications (net of tax)	(4,393)	34	-	(4,359)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(65)	-	84	19
Net current period other comprehensive income (loss)	(4,458)	34	84	(4,340)
Balance as of June 30, 2013	$ 1,259	$ (65)	$ (1,907)	$ (713)

	Six months ended June 30, 2013
	Unrealized gain (loss) on available for sale securities (a)	Unrealized gain (loss) on interest rate swap (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2012	$ 6,754	$ (132)	$ (1,991)	$ 4,631
Other comprehensive income (loss) before reclassifications (net of tax)	(5,301)	67	-	(5,234)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(194)	-	84	(110)
Net current period other comprehensive income (loss)	(5,495)	67	84	(5,344)
Balance as of June 30, 2013	$ 1,259	$ (65)	$ (1,907)	$ (713)

(a) Amounts in parentheses indicate debits

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the statement where net Income is presented
	Three Months Ended June 30,
	2014	2013
Unrealized gains and losses on available for sale securities
	$ 75	$ 98	Investment securities gains, net
	(26)	(33)	Provision for income taxes
	49	65	Net of tax
Defined benefit pension items
	(13)	(128)	Salaries and employee benefits
	4	44	Provision for income taxes
	(9)	(84)	Net of tax
Total reclassifications	$ 40	$ (19)

	Six Months Ended June 30,
	2014	2013
Unrealized gains and losses on available for sale securities
	$ 246	$ 294	Investment securities gains, net
	(84)	(100)	Provision for income taxes
	162	194	Net of tax
Defined benefit pension items
	(25)	(128)	Salaries and employee benefits
	9	44	Provision for income taxes
	(16)	(84)	Net of tax
Total reclassifications	$ 146	$ 110

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

The following tables present the assets and liabilities reported on the consolidated balance sheet at their fair value on a recurring basis as of June 30, 2014 and December 31, 2013 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

June 30, 2014	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Securities available for sale:
U.S. agency securities	$ -	$ 147,335	$ -	$ 147,335
U.S. treasury securities	-	11,504	-	11,504
Obligations of state and
political subdivisions	-	101,627	-	101,627
Corporate obligations	-	14,215	-	14,215
Mortgage-backed securities in
government sponsored entities	-	35,768	-	35,768
Equity securities in financial institutions	1,873	-	-	1,873

December 31, 2013	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. agency securities	$ -	$ 152,189	$ -	$ 152,189
U.S. treasuries securities	-	11,309	-	11,309
Obligations of state and
political subdivisions	-	95,005	-	95,005
Corporate obligations	-	16,802	-	16,802
Mortgage-backed securities in
government sponsored entities	-	40,671	-	40,671
Equity securities in financial institutions	1,325	-	-	1,325

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

•
Other Real Estate owned – Other real estate owned, which is obtained through the Bank’s foreclosure process is valued utilizing the appraised collateral value. Collateral values are estimated using Level 2 inputs based on observable market data and Level III inputs based on customized discounting criteria. At the time the foreclosure is completed, the Company obtains an updated external appraisal.

 Assets measured at fair value on a nonrecurring basis as of June 30, 2014 and December 31, 2013 are included in the table below (in thousands):

June 30, 2014	Level I	Level II	Level III	Total
Impaired Loans	$ -	$ -	$ 9,579	$ 9,579
Other real estate owned	-	-	1,295	1,295

December 31, 2013
Impaired Loans	$ -	$ -	$ 10,067	$ 10,067
Other real estate owned	-	-	1,360	1,360

The following table provides a listing of the significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques.

	Fair Value at June 30, 2014	Fair Value at December 31, 2013	Valuation Technique(s)	Unobservable input	Range
Impaired Loans	$ 253	$ 263	Discounted Cash Flows	Probability of Default	0%
				Change in interest rates	0-7%

	9,326	9,804	Appraised Collateral Values	Discount for time since appraisal	0-30%
				Selling costs	4%-10%
				Holding period	0 - 18 months

Other real estate owned	1,295	1,360	Appraised Collateral Values	Discount for time since appraisal	0-30%
				Selling costs	4%-10%
				Holding period	0 - 18 months

The fair values of the Company’s financial instruments are as follows (in thousands):

	Carrying
June 30, 2014	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$ 15,740	$ 15,740	$ 15,740	$ -	$ -
Interest bearing time deposits with other banks	2,480	2,484	-	-	2,484
Available-for-sale securities	312,322	312,322	1,873	310,449
Loans held for sale	545	545	545
Net loans	533,126	549,986	-	-	540,585
Bank owned life insurance	14,921	14,921	14,921	-	-
Regulatory stock	3,195	3,195	3,195	-	-
Accrued interest receivable	3,557	3,557	3,557	-	-

Financial liabilities:
Deposits	$ 765,456	$ 766,870	$ 508,041	$ -	$ 258,829
Borrowed funds	43,075	39,867	-	39,867	-
Accrued interest payable	735	735	735	-	-

December 31, 2013
Financial assets:
Cash and due from banks	$ 10,083	$ 10,083	$ 10,083	$ -	$ -
Interest bearing time deposits with other banks	2,480	2,474	-	-	2,474
Available-for-sale securities	317,301	317,301	1,325	315,976	-
Loans held for sale	278	278	278	-	-
Net loans	533,514	547,405	-	-	547,405
Bank owned life insurance	14,679	14,679	14,679	-	-
Regulatory stock	3,926	3,926	3,926	-	-
Accrued interest receivable	3,728	3,728	3,728	-	-

Financial liabilities:
Deposits	$ 748,316	$ 750,172	$ 481,957	$ -	$ 268,215
Borrowed funds	66,932	63,500	-	63,500	-
Accrued interest payable	895	895	895	-	-

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

Note 10 – Commitments

The Company has entered into agreements for the construction of a new branch totaling $941,000 as of June 30, 2014. Construction started late in the second quarter of 2014.

Note 11 – Recent Accounting Pronouncements

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update’s core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new accounting Update.

In June 2014, the FASB issued ASU 2014-10, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  The amendments also require enhanced disclosures. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014.  An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited.  The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period.  The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

 Introduction

The following is management's discussion and analysis of the financial condition and results of operations presented in the accompanying consolidated financial statements for the Company.  Our Company's consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results you may expect for the full year.

The Company currently engages in the general business of banking throughout our service area of Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. We maintain our main office in Mansfield, Pennsylvania. Presently we operate 20 banking facilities, 17 of which operate as bank branches.  In Pennsylvania, we have branch offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Wellsboro Weis Market store and the Mansfield Wal-Mart Super Center. We also have loan production offices in Lock Haven and Dallas, Pennsylvania. In New York, we have a branch office in Wellsville, Allegany County. We have started construction on a full service branch in the Lock Haven market, which will replace the loan production office currently located there, when completed.

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

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in the Company’s financial statements. As of June 30, 2014 and December 31, 2013, the Trust Department had $101.0 and $99.4 million of assets under management, respectively.

 Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the consolidated financial statements since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $102.5 million at December 31, 2013 to $108.5 million at June 30, 2014. Fee income from the sale of these products is reflected in the Company’s financial statements as a component of non-interest income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, and as such, has added additional resources to support this growth.

In addition to the trust and investment services offered we have an oil and gas division, which serves as a network of experts to assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. We have partnered with a professional firm to provide additional expertise and services to customers in our market who have been impacted by the Marcellus Shale exploration and drilling activities.  As of June 30, 2014, customers owning approximately 8,200 acres have signed agreements with the Bank that provide for the Bank to manage oil and gas matters related to the customers land, which may include negotiating lease payments and royalty percentages, resolving leasing issues, accounting for and ensuring the accuracy of royalty checks, distributing revenue to satisfy investment objectives and providing customized reports outlining payment and distribution information.

Results of Operations

Overview of the Income Statement

The Company had net income of $6,541,000 for the first six months of 2014 compared to $6,567,000 for last year’s comparable period, a decrease of $26,000 or 0.4%. Basic earnings per share for the first six months of 2014 were $2.15, compared to $2.14 last year, representing a 0.5% increase.  Annualized return on assets and return on equity for the six months of 2014 were 1.45% and 13.63%, respectively, compared with 1.50% and 14.99% for last year’s comparable period.

Net income for the three months ended June 30, 2014 was $3,365,000 compared to $3,280,000 in the comparable 2013 period, an increase of $85,000 or 2.6%. Basic earnings per share for the three months ended June 30, 2014 were $1.11, compared to $1.07 last year, representing a 3.7% increase. Annualized return on assets and return on equity for the quarter ended June 30, 2014 was 1.49% and 13.88%, respectively, compared with 1.49% and 14.77% for the same 2013 period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the first six months of 2014 was $15,162,000, an increase of $498,000, or 3.4%, compared to the same period in 2013.  For the first six months of 2014, the provision for loan losses totaled $330,000, an increase of $105,000 over the comparable period in 2013.  Consequently, net interest income after the provision for loan losses was $14,832,000 compared to $14,439,000 during the first six months of 2013.

For the three months ended June 30, 2014, net interest income was $7,650,000 compared to $7,351,000, an increase of $299,000, or 4.1% over the comparable period in 2013. The provision for loan losses this quarter was $150,000 compared to $75,000 for last year’s second quarter.  Consequently, net interest income after the provision for loan losses was $7,500,000 for the quarter ended June 30, 2014 compared to $7,276,000 in 2013.

 The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the six months and three months ended June 30, 2014 and 2013 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates (1)
	Six Months Ended
	June 30, 2014			June 30, 2013
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	5,701	1	0.04	20,030	19	0.19
Total short-term investments	5,701	1	0.04	20,030	19	0.19
Interest bearing time deposits at banks	2,480	25	2.02	-	-	-
Investment securities:
Taxable	217,369	1,856	1.71	211,226	1,937	1.83
Tax-exempt (3)	95,832	2,548	5.32	91,518	2,595	5.67
Total investment securities	313,201	4,404	2.81	302,744	4,532	2.99
Loans:
Residential mortgage loans	186,727	5,284	5.71	179,547	5,463	6.14
Construction	5,383	123	4.61	12,065	304	5.08
Commercial & agricultural loans	270,348	7,320	5.46	247,749	7,215	5.87
Loans to state & political subdivisions	64,911	1,522	4.73	59,199	1,316	4.48
Other loans	8,862	359	8.17	9,917	406	8.26
Loans, net of discount (2)(3)(4)	536,231	14,608	5.49	508,477	14,704	5.83
Total interest-earning assets	857,613	19,038	4.48	831,251	19,255	4.67
Cash and due from banks	3,777			3,673
Bank premises and equipment	11,122			11,452
Other assets	29,174			31,113
Total non-interest earning assets	44,073			46,238
Total assets	901,686			877,489
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	218,528	388	0.36	202,540	381	0.38
Savings accounts	98,444	55	0.11	91,231	76	0.17
Money market accounts	84,579	189	0.45	83,092	192	0.47
Certificates of deposit	261,932	1,567	1.21	274,431	1,966	1.44
Total interest-bearing deposits	663,483	2,199	0.67	651,294	2,615	0.81
Other borrowed funds	45,569	309	1.37	43,350	668	3.11
Total interest-bearing liabilities	709,052	2,508	0.71	694,644	3,283	0.95
Demand deposits	89,396			86,430
Other liabilities	7,252			8,781
Total non-interest-bearing liabilities	96,648			95,211
Stockholders' equity	95,986			87,634
Total liabilities & stockholders' equity	901,686			877,489
Net interest income		16,530			15,972
Net interest spread (5)			3.77%			3.72%
Net interest income as a percentage
of average interest-earning assets			3.89%			3.87%
Ratio of interest-earning assets
to interest-bearing liabilities			121%			120%

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
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

	Analysis of Average Balances and Interest Rates (1)
	Three Months Ended
	June 30, 2014			June 30, 2013
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	6,122	-	0.03	16,897	9	0.21
Total short-term investments	6,122	-	0.03	16,897	9	0.21
Interest bearing time deposits at banks	2,480	13	2.02	-	-	-
Investment securities:
Taxable	212,143	918	1.73	210,996	954	1.81
Tax-exempt (3)	96,282	1,272	5.28	90,873	1,278	5.63
Total investment securities	308,425	2,190	2.84	301,869	2,232	2.96
Loans:
Residential mortgage loans	187,129	2,654	5.69	179,823	2,722	6.07
Construction	3,450	41	4.77	12,294	149	4.86
Commercial & agricultural loans	272,525	3,703	5.45	253,493	3,637	5.75
Loans to state & political subdivisions	66,335	812	4.91	59,205	646	4.38
Other loans	8,716	176	8.10	9,812	200	8.18
Loans, net of discount (2)(3)(4)	538,155	7,386	5.50	514,627	7,354	5.73
Total interest-earning assets	855,182	9,589	4.50	833,393	9,595	4.62
Cash and due from banks	3,771			3,791
Bank premises and equipment	11,174			11,412
Other assets	31,121			30,183
Total non-interest earning assets	46,066			45,386
Total assets	901,248			878,779
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	220,310	194	0.35	206,553	197	0.38
Savings accounts	100,025	27	0.11	92,123	36	0.16
Money market accounts	85,869	95	0.44	82,844	95	0.46
Certificates of deposit	259,344	778	1.20	272,794	959	1.41
Total interest-bearing deposits	665,548	1,094	0.66	654,314	1,287	0.79
Other borrowed funds	39,990	145	1.45	40,488	310	3.07
Total interest-bearing liabilities	705,538	1,239	0.70	694,802	1,597	0.92
Demand deposits	91,798			86,942
Other liabilities	6,924			8,184
Total non-interest-bearing liabilities	98,722			95,126
Stockholders' equity	96,988			88,851
Total liabilities & stockholders' equity	901,248			878,779
Net interest income		8,350			7,998
Net interest spread (5)			3.80%			3.70%
Net interest income as a percentage
of average interest-earning assets			3.92%			3.85%
Ratio of interest-earning assets
to interest-bearing liabilities			121%			120%

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ending June 30, 2014 and 2013 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2014	2013	2014	2013
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$ 1,771	$ 1,807	$ 3,564	$ 3,669
Tax equivalent adjustment	432	434	866	882
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$ 2,203	$ 2,241	$ 4,430	$ 4,551

Interest and fees on loans (non-tax adjusted)	$ 7,118	$ 7,141	$ 14,106	$ 14,278
Tax equivalent adjustment	268	213	502	426
Interest and fees on loans (tax equivalent basis)	$ 7,386	$ 7,354	$ 14,608	$ 14,704

Total interest income	$ 8,889	$ 8,948	$ 17,670	$ 17,947
Total interest expense	1,239	1,597	2,508	3,283
Net interest income	7,650	7,351	15,162	14,664
Total tax equivalent adjustment	700	647	1,368	1,308
Net interest income (tax equivalent basis)	$ 8,350	$ 7,998	$ 16,530	$ 15,972

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis (1)
	Three months ended June 30, 2014 vs. 2013 (1)			Six months ended June 30, 2014 vs. 2013 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ (4)	$ (5)	$ (9)	$ (8)	$ (10)	$ (18)
Interest bearing time deposits at banks	13	-	13	25	-	25
Investment securities:
Taxable	5	(41)	(36)	59	(140)	(81)
Tax-exempt	304	(310)	(6)	146	(193)	(47)
Total investments	309	(351)	(42)	205	(333)	(128)
Loans:
Residential mortgage loans	123	(191)	(68)	239	(418)	(179)
Construction	(105)	(3)	(108)	(155)	(26)	(181)
Commercial & agricultural loans	224	(158)	66	457	(352)	105
Loans to state & political subdivisions	82	84	166	132	74	206
Other loans	(22)	(2)	(24)	(43)	(4)	(47)
Total loans, net of discount	302	(270)	32	630	(726)	(96)
Total Interest Income	620	(626)	(6)	852	(1,069)	(217)
Interest Expense:
Interest-bearing deposits:
NOW accounts	20	(23)	(3)	25	(18)	7
Savings accounts	4	(13)	(9)	6	(27)	(21)
Money Market accounts	3	(3)	-	3	(6)	(3)
Certificates of deposit	(46)	(135)	(181)	(86)	(313)	(399)
Total interest-bearing deposits	(19)	(174)	(193)	(52)	(364)	(416)
Other borrowed funds	(4)	(161)	(165)	36	(395)	(359)
Total interest expense	(23)	(335)	(358)	(16)	(759)	(775)
Net interest income	$ 643	$ (291)	$ 352	$ 868	$ (310)	$ 558

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $15,972,000 for the 2013 six month period ended June 30, 2013 to $16,530,000 for the 2014 six month period ended June 30, 2014, an increase of $558,000. The tax equivalent net interest margin increased from 3.87% for the first six months of 2013 to 3.89% in 2014.

Total tax equivalent interest income for the 2014 six month period decreased $217,000 as compared to the 2013 six month period. This decrease was primarily a result of a decrease of $1,069,000 due to a change in rate, as the yield on interest earning assets decreased from 4.67% to 4.48% or 19 basis points for the comparable periods. This decrease was offset by an increase of $852,000 as a result of an increase in the average balance of interest earning assets of $26.4 million for the comparable periods. While the Bank has been able to add interest earning assets, the new assets are priced at lower rates than assets that have matured due to the prolonged low interest rate environment. Additionally, assets repriced at lower rates during the quarter.

Tax equivalent investment income for the six months ended June 30, 2014 decreased $128,000 over the same period last year. The primary cause of this decrease was a decrease in the yield earned on investments of 18 basis points, which caused a decrease in tax equivalent investment income of $333,000. The average balance of total investment securities for the six months ended June 30, 2014 increased by $10.5 million from June 30, 2013, which resulted in additional income of $205,000.

•
The average balance of taxable securities increased by $6.1 million while tax-exempt securities increased by $4.3 million, which had the effect of increasing interest income by $59,000 and $146,000, respectively, due to volume.

•
The yield on taxable securities decreased 12 basis points from 1.83% to 1.71%, which corresponds to a decrease in interest income of $140,000. The yield on tax-exempt securities decreased 35 basis points, which corresponds to a decrease in interest income of $193,000. The yield on investments declined due to the amount of purchases we made in the current low interest rate environment. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

The purchase of tax-exempt securities, along with municipal loans and investment tax credits, allows us to manage and reduce our effective tax rate as well as the overall yield on our interest earning assets.

Total loan interest income decreased $96,000 for the six months ended June 30, 2014 compared to the same period last year.

•
Interest income on residential mortgage loans decreased $179,000 as a result of change in rates, which resulted in a decrease of $418,000. The yield earned on residential loans decreased 43 basis points compared to 2013. This was offset by an increase attributed to volume of $239,000 as the average balance increased $7.2 million for the comparable periods.

•
Interest income on construction loans decreased $181,000, primarily due to a change in volume, as the average balance decreased $6.7 million or 55.4%, as projects were completed and transferred primarily to commercial real estate and state and political subdivision loans. .

•
The average balance of commercial and agricultural loans increased $22.6 million from a year ago as we continue to focus on this segment of the loan portfolio, utilizing an experienced lending staff. This had a positive impact of $457,000 on total interest income due to volume, which was offset by a decrease of $352,000 due to rate, as the yield earned decreased from 5.87% to 5.46% due to the continued low rate environment and increased competition.

•
The average balance of state and political subdivision loans increased $5.7 million from a year ago. This had a positive impact of $132,000 on total interest income due to volume. In addition, the yield earned increased 25 basis points to 4.73%, which increased loan interest income $74,000.

Total interest expense decreased $775,000 for the six months ended June 30, 2014 compared with last year. The decrease is primarily attributable to a change in average rate from .95% in 2013 to .71% in the comparable 2014 period, which had the effect of decreasing interest expense by $759,000. The continued low interest rate environment prompted by the Federal Reserve had the effect of decreasing our short-term borrowing costs as well as rates on all deposit products. While the Company’s rates on deposit products are below historical averages they are competitive with rates paid by other institutions in the marketplace. The average balance of interest bearing liabilities increased $14.4 million from June 30, 2013 to June 30, 2014. Increases were experienced in NOW accounts of $16.0 million, savings accounts of $7.2 million, money market accounts of $1.5 million and other borrowed funds of $2.2 million. The cumulative effect of these increases was an increase in interest expense of $70,000. Certificates of deposit decreased $12.5 million, which resulted in a decrease in interest expense due to volume of $86,000. (see also “Financial Condition – Deposits”).

•
Interest expense on certificates of deposits decreased $399,000 over the same period last year. There was a decrease in the average rate on certificates of deposit from 1.44% to 1.21% resulting in a decrease in interest expense of $313,000. Additionally, the average balance of certificates of deposit decreased $12.5 million causing a decrease in interest expense of $86,000.

•
Interest expense on other borrowed funds decreased $359,000 over the same period last year. The primary cause of the decrease was the average rate on other borrowed funds decreasing 174 basis points resulting in a decrease in interest expense of $395,000. The decrease in rate on the other borrowed funds is a result of the significant maturities of borrowings in 2013 that were either refinanced long term at a lower rate or that were replaced with overnight borrowings. The average balance of other borrowed funds increased $2.2 million causing an increase in interest expense of $36,000.

Tax equivalent net interest income for the three months ended June 30, 2014 was $8,350,000 which compares to $7,998,000 for the same period last year.  This represents an increase of $352,000 or 4.4%.

Total tax equivalent interest income was $9,589,000 for the 2014 three month period ended June 30, 2014, compared with $9,595,000 for the comparable period last year, a decrease of $6,000. Of this amount, $626,000 was a result of a decrease of 12 basis points on our yield on interest earning assets from 4.62% to 4.50%:

•
Total investment income decreased by $42,000 compared to same period last year.  This was due to a 12 point decrease in rate on investments from 2.96% to 2.84%, which equates to $351,000 decrease in income. This was offset by an increase in income of $309,000 as a result of a $6.6 million increase in the average balance of investment securities.

•
Total loan interest income increased $32,000 compared to last year. This was predominantly due to a change in volume of $302,000 as a result of a $27.8 million increase in average loans outstanding, offset by $270,000 as a result of a decrease in rate of 23 points from 5.73% to 5.50%.

Total interest expense decreased $358,000 for the three months ended June 30, 2014 compared with last year as a result of a decrease in the average rate on interest-bearing liabilities of 22 basis points from 0.92% to 0.70% accounting for a $335,000 decrease in interest expense. Additionally, due to a $13.5 million decrease in the average balance of certificates of deposit, there was a $46,000 decrease in interest expense.

Provision for Loan Losses

For the six month period ending June 30, 2014, we recorded a provision for loan losses of $330,000, which represents an increase of $105,000 from the $225,000 provision recorded in the corresponding six months of last year. The provision was higher in 2014 than 2013 primarily due to the increase in loan charged-offs in the first six months of 2014. see “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

For the three months ending June 30, 2014, we recorded a provision of $150,000 compared to $75,000 in 2013.

Non-interest Income

The following table shows the breakdown of non-interest income for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Six months ended June 30,		Change
	2014	2013	Amount	%
Service charges	$ 2,141	$ 2,168	$ (27)	(1.2)
Trust	377	370	7	1.9
Brokerage and insurance	257	213	44	20.7
Investment securities gains, net	246	294	(48)	(16.3)
Gains on loans sold	70	161	(91)	(56.5)
Earnings on bank owned life insurance	242	250	(8)	(3.2)
Other	209	204	5	2.5
Total	$ 3,542	$ 3,660	$ (118)	(3.2)

	Three months ended June 30,		Change
	2014	2013	Amount	%
Service charges	$ 1,102	$ 1,114	$ (12)	(1.1)
Trust	186	169	17	10.1
Brokerage and insurance	137	121	16	13.2
Investment securities gains, net	75	98	(23)	(23.5)
Gains on loans sold	30	50	(20)	(40.0)
Earnings on bank owned life insurance	121	126	(5)	(4.0)
Other	104	100	4	4.0
Total	$ 1,755	$ 1,778	$ (23)	(1.3)

Non-interest income for the six months ended June 30, 2014 totaled $3,542,000, a decrease of $118,000 when compared to the same period in 2013. During the first six months of 2014, investment security gains amounted to $246,000 compared to gains of $294,000 last year. We sold five agency securities for gains totaling $95,000, three mortgage backed securities in government sponsored entities for gains totaling $78,000, and a portion of a financial institution equity holding for a gain of $73,000 due to favorable market conditions. In 2013, we sold eight mortgage backed securities that were repaying quickly for a net gain of $104,000, four municipal securities for gains totaling $87,000, four agency securities for gains totaling $46,000 that were maturing later in 2013, portions of two financial institution equity holdings for gains totaling $55,000 and a corporate obligation for a gain of $2,000.

Gains on loans sold decreased $91,000, or 56.5% for the six months ended June 30, 2014 to $70,000. The decrease is due to the significant refinancing activity of secondary market loans that occurred as a result of the low interest rate environment in place in the first half of 2013 compared to the rates during the first half of 2014. This slowdown in secondary market loans is not limited to our primary market, but is occurring across numerous markets throughout the United States. During the first six months of 2014, the Company received proceeds of $5.1 million from the sale of conforming loans compared to $12.6 million of proceeds for the comparable 2013 period.

For the three month period ended June 30, 2014, the decrease experienced in gains on loans sold are consistent with the year to date decreases described above. The increase in trust revenues is the result of an estate settling in the second quarter in 2014. The increase in brokerage revenue in the second quarter is attributable to the Bank’s hiring of an additional broker, which has resulted in increased sales.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Six months ended
	June 30,		Change
	2014	2013	Amount	%
Salaries and employee benefits	$ 5,810	$ 5,600	$ 210	3.8
Occupancy	654	654	-	-
Furniture and equipment	194	215	(21)	(9.8)
Professional fees	442	417	25	6.0
FDIC insurance	229	225	4	1.8
Pennsylvania shares tax	384	365	19	5.2
Other	2,378	2,243	135	6.0
Total	$ 10,091	$ 9,719	$ 372	3.8

	Three months ended
	June 30,		Change
	2014	2013	Amount	%
Salaries and employee benefits	$ 2,893	$ 2,795	$ 98	3.5
Occupancy	304	312	(8)	(2.6)
Furniture and equipment	94	113	(19)	(16.8)
Professional fees	208	188	20	10.6
FDIC insurance	116	113	3	2.7
Pennsylvania shares tax	191	182	9	4.9
Other	1,194	1,164	30	2.6
Total	$ 5,000	$ 4,867	$ 133	2.7

Non-interest expenses increased $372,000 for the six months ended June 30, 2014 compared to the same period in 2013. Salaries and employee benefits increased $210,000 or 3.8%. Merit increases effective at the beginning of 2014 and an increase in full time equivalent employees, as part of implementing the Bank’s strategic plan, accounted for an increase in non-interest expenses of approximately $223,000.

Other expenses increased $135,000 primarily due to an increase in expenses associated with our other real estate owned properties of approximately $63,000 and a $31,000 increase in charge-offs associated with fraudulent customer account activity as a result of several national data breaches reported in the news in late 2013 and the first quarter of 2014.

For the three months ended, June 30, 2014, salaries and employee benefits increased by $98,000 due to the reasons described above, which include merit increases and an increase in full time equivalent employees.

Provision for Income Taxes

The provision for income taxes was $1,742,000 for the six month period ended June 30, 2014 compared to $1,813,000 for the same period in 2013.  The decrease is primarily attributable to a decrease in income before provision for income taxes of $97,000. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 21.0% and 21.6% for the first six months of 2014 and 2013, respectively, compared to the statutory rate of 34%.

For the three months ended June 30, 2014, the provision for income taxes was $890,000 compared to $907,000 for the same period in 2013. The decrease is primarily attributable to an increase in the proportion of non-taxable interest income to total income for the 2014 three month period. Our effective tax rate was 20.9% and 21.7% for the three months ended June 30, 2014 and 2013, respectively, compared to the statutory rate of 34%.

We have invested in four limited partnership agreements that established low-income housing projects in our market areas. We anticipate recognizing an aggregate of $1.3 million of tax credits over the next ten years, with an additional $99,000 to be recognized during 2014.

 Financial Condition

Total assets were $914.2 million at June 30, 2014, a decrease of $765,000, or 0.1% from $914.9 million at December 31, 2013.  Cash and cash equivalents increased $5.6 million or 56.1% to $15.7 million. Investment securities decreased to $312.3 million and net loans decreased 0.1% to $533.1 million at June 30, 2014.  Total deposits increased $17.1 million to $765.5 million since year-end 2013, while borrowed funds decreased $23.9 million to $43.1 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $15.7 million at June 30, 2014 compared to $10.1 million at December 31, 2013, an increase of $5.6 million. Management actively measures and evaluates its liquidity through our Asset–Liability Committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the composition of the investment portfolio as of June 30 31, 2014 and December 31, 2013 (dollars in thousands):

	June 30, 2014		December 31, 2013
	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$ 147,335	47.2	$ 152,189	48.0
U. S. Treasury notes	11,504	3.7	11,309	3.6
Obligations of state & political
subdivisions	101,627	32.5	95,005	29.9
Corporate obligations	14,215	4.6	16,802	5.3
Mortgage-backed securities in
government sponsored entities	35,768	11.5	40,671	12.8
Equity securities in financial
institutions	1,873	0.5	1,325	0.4
Total	$ 312,322	100.0	$ 317,301	100.0

	June 30, 2014/
	December 31, 2013
	Change
(dollars in thousands)	Amount	%
Available-for-sale:
U. S. Agency securities	$ (4,854)	(3.2)
U. S. Treasury notes	195	1.7
Obligations of state & political
subdivisions	6,622	7.0
Corporate obligations	(2,587)	(15.4)
Mortgage-backed securities in
government sponsored entities	(4,903)	(12.1)
Equity securities in financial
institutions	548	41.4
Total	$ (4,979)	(1.6)

Our investment portfolio decreased by $5.0 million, or 1.6%, from December 31, 2013 to June 30, 2014.  During 2014, we purchased approximately $24.5 million of U.S. agency obligations, $8.7 million of state and local obligations and $601,000 of equity securities in financial institutions, which helped offset the $3.6 million of principal repayments and $25.7 million of calls and maturities that occurred during the six month period. We also sold $12.1 million of various securities at a gain of $246,000. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the six month period ending June 30, 2014 yielded 2.81% compared to 2.99% for the same period in 2013 on a tax equivalent basis.

As a result of the Federal Reserve’s commitment to a low rate policy, investment yields are significantly below historical levels. The Company’s investment strategy in 2014 has been to purchase agency securities with maturities of less than five years and high quality municipal bonds with high coupons. Due to the steepness of the yield curve of maturities between two to five years, the Bank believes it has provided itself protection to rising interest rates, if they occur. Additionally, high coupon municipal bonds have less price volatility in rising rate scenarios than similar lower coupon bonds. We believe this strategy will enable us to reinvest cash flows in the next two to five years when and if investment opportunities improve.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the securities portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

Loans

The following table shows the composition of the loan portfolio as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30,		December 31,
	2014		2013
	Amount	%	Amount	%
Real estate:
Residential	$ 187,183	34.7	$ 187,101	34.6
Commercial	186,977	34.6	193,087	35.7
Agricultural	23,809	4.4	22,001	4.1
Construction	3,474	0.6	8,937	1.7
Consumer	8,692	1.6	9,563	1.7
Other commercial and agricultural loans	58,090	10.8	54,029	10.0
State & political subdivision loans	71,652	13.3	65,894	12.2
Total loans	539,877	100.0	540,612	100.0
Less allowance for loan losses	6,751		7,098
Net loans	$ 533,126		$ 533,514

	June 30, 2014/
	December 31, 2013
	Change
	Amount	%
Real estate:
Residential	$ 82	0.0
Commercial	(6,110)	(3.2)
Agricultural	1,808	8.2
Construction	(5,463)	(61.1)
Consumer	(871)	(9.1)
Other commercial and agricultural loans	4,061	7.5
State & political subdivision loans	5,758	8.7
Total loans	$ (735)	(0.1)

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

Total loans decreased $735,000 or 0.1% during the first six months of 2014. The decrease in loans was primarily driven by several large pay-offs, particularly of participation commercial real estate loans during the first part of the year. The decrease in construction loans was the result of transfers to commercial real estate and municipal loans upon the completion of two projects. In addition to the transfer from construction, we did develop several new relationships with municipal customers during the year. The increase in commercial and other loans was primarily the result of two customers with lines of credit that increased $2.5 million.

 During the first part of 2014, we have experienced soft loan demand for commercial related loans throughout our primary market. As a result of this soft demand, there has also been an increase in pricing pressure for the loan demand that we are seeing in our markets. This increased competition has resulted in the Bank changing terms of loans in order to maintain the relationship. While obtaining and maintaining commercial relationships has become more competitive, the Company is still focused on growing commercial real estate, commercial and agricultural and state and political subdivision loans as a means to increase loan growth and obtain deposits from farmers, small businesses and municipalities throughout our market area.  As a community bank, we strive to meet the unique needs and provide solutions to customers within our service area.  The local economy has been impacted by the Marcellus Shale gas exploration activities, which are impacted by regulations and changes in the market price of natural gas. Due to the low price for natural gas, exploration activities have been curtailed in the first part of 2014. We work closely with local municipalities and school districts to meet their needs that otherwise would be provided by the municipal bond market.

Loan demand for conforming mortgages, which the Company typically sells on the secondary market, also decreased in comparison to the prior year. Due to the decline in demand for non-conforming mortgages and the difficult investment environment, the Company decided during the first part of 2014 and 2013 that certain 15 year mortgage loans that met secondary market standards would not be sold on the secondary market, but would instead be held as part of the Bank’s residential real estate portfolio. During the first six months of 2014 and 2013, the Company decided not to sell $1.5 million and $4.3 million, respectively, of residential mortgages that met secondary market standards. During the first six months of 2014, $5.3 million of loans were originated to be sold on the secondary market, which compares to $11.8 million for the comparable period in 2013. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income. Management continues to explore new competitively priced products and to build technologies which make it easier and more efficient for customers to choose the Company for their mortgage needs.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the six months ended June 30, 2014 and for the years ended December 31, 2013, 2012, 2011 and 2010 (dollars in thousands):

	June 30,	December 31,
	2014	2013	2012	2011	2010
Balance
at beginning of period	$ 7,098	$ 6,784	$ 6,487	$ 5,915	$ 4,888
Charge-offs:
Real estate:
Residential	45	17	95	101	147
Commercial	475	62	2	29	53
Consumer	14	54	54	71	35
Other commercial and agricultural loans	163	1	21	6	173
Total loans charged-off	697	134	172	207	408
Recoveries:
Real estate:
Residential	-	5	-	-	4
Commercial	5	5	9	15	11
Consumer	15	33	33	57	45
Other commercial and agricultural loans	-	-	7	32	120
Total loans recovered	20	43	49	104	180

Net loans charged-off	677	91	123	103	228
Provision charged to expense	330	405	420	675	1,255
Balance at end of period	$ 6,751	$ 7,098	$ 6,784	$ 6,487	$ 5,915

Loans outstanding at end of period	$ 539,877	$ 540,612	$ 502,463	$ 487,509	$ 473,517
Average loans outstanding, net	$ 536,231	$ 516,748	$ 496,822	$ 474,972	$ 468,620
Non-performing assets:
Non-accruing loans	$ 7,561	$ 8,097	$ 8,067	$ 9,165	$ 11,853
Accrual loans - 90 days or more past due	347	697	506	275	692
Total non-performing loans	$ 7,908	$ 8,794	$ 8,573	$ 9,440	$ 12,545
Foreclosed assets held for sale	1,295	1,360	616	860	693
Total non-performing assets	$ 9,203	$ 10,154	$ 9,189	$ 10,300	$ 13,238

Annualized net charge-offs to average loans	0.25%	0.02%	0.02%	0.02%	0.05%
Allowance to total loans	1.25%	1.31%	1.35%	1.33%	1.25%
Allowance to total non-performing loans	85.37%	80.71%	79.13%	68.72%	47.15%
Non-performing loans as a percent of loans
net of unearned income	1.46%	1.63%	1.71%	1.94%	2.65%
Non-performing assets as a percent of loans
net of unearned income	1.70%	1.88%	1.83%	2.11%	2.80%

Management believes it uses the best information available when estimating the allowance for loan losses and that the allowance for loan losses is adequate as of June 30, 2014.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

 The balance in the allowance for loan losses was $6,751,000 or 1.25% of total loans as of June 30, 2014 as compared to $7,098,000 or 1.31% of loans as of December 31, 2013.  The $347,000 decrease is a result of a $330,000 provision for the first six months offset by net charge-offs of $677,000. The net charge-offs for 2014 are significantly higher than historical charge-offs for the Bank, primarily as a result of two relationships. In June, we recorded charge-offs for these two relationships of $463,000 and $145,000, respectively, which in the prior quarter had been specifically reserved for as part of the allowance calculation. Net charge-offs for all of 2013 were $91,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of June 30, 2014 and December 31, 2013, 2012, 2011 and 2010:

	June 30		December 31
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$ 879	34.7	$ 946	34.6	$ 875	35.4	$ 805	37.7	$ 969	39.1
Commercial, agricultural	3,809	39.0	4,558	39.8	4,437	38.8	4,132	37.9	3,380	36.2
Construction	13	0.6	50	1.7	38	2.4	15	1.7	22	2.1
Consumer	86	1.6	105	1.7	119	2.1	111	2.2	108	2.4
Other commercial and
agricultural loans	1,151	10.8	942	10.0	728	9.5	674	9.1	983	10.0
State & political subdivision
loans	455	13.3	330	12.2	271	11.8	235	11.4	137	10.2
Unallocated	358	N/A	167	N/A	316	N/A	515	N/A	316	N/A
Total allowance for loan losses	$ 6,751	100.0	$ 7,098	100.0	$6,784	100.0	$6,487	100.0	$5,915	100.0

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate total 39.0% of the loan portfolio, 56.4% of the allowance is assigned to this segment of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions.

The following table identifies amounts of loans contractually past due 30 to 89 days and non-performing loans by loan category, as well as the change from December 31, 2013 to June 30, 2014 in non-performing loans(dollars in thousands). Non-performing loans include those loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	June 30, 2014				December 31, 2013
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days				30 - 89 Days
	Past Due	90 Days Past	Non-	Total Non-	Past Due	90 Days Past	Non-	Total Non-
(in thousands)	Accruing	Due Accruing	accrual	Performing	Accruing	Due Accruing	accrual	Performing
Real estate:
Residential	$ 1,523	$ 46	$ 898	$ 944	$ 1,006	$ 352	$ 685	$ 1,037
Commercial	78	301	5,703	6,004	215	344	7,247	7,591
Agricultural	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Consumer	105	-	34	34	132	1	15	16
Other commercial and
agricultural loans	493	-	926	926	17	-	150	150
Total nonperforming loans	$ 2,199	$ 347	$ 7,561	$ 7,908	$ 1,370	$ 697	$ 8,097	$ 8,794

	Change in Non-Performing Loans
	June 30, 2014 /December 31, 2013
(in thousands)	Amount	%
Real estate:
Residential	$ (93)	(9.0)
Commercial	(1,587)	(20.9)
Agricultural	-	N/A
Construction	-	N/A
Consumer	18	112.5
Other commercial and agricultural loans	776	517.3
Total nonperforming loans	$ (886)	(10.1)

For the six month period ending June 30, 2014, we recorded a provision for loan losses of $330,000, which compares to $225,000 for the same time period in 2013. Non-performing loans decreased $886,000 or 10.1%, from December 31, 2013 to June 30, 2014. The decrease was primarily attributable to the charge-offs of two relationships previously mentioned and a foreclosure completed in the second quarter. Approximately 60.5% of the Bank’s non-performing loans are associated with the following three customer relationships:

•
A commercial customer with a total loan relationship of $3.8 million secured by 164 residential properties was considered non-accrual as of June 30, 2014. In the first quarter of 2011, the Company and borrower entered into a forbearance agreement to restructure the debt. In July of 2013, the customer filed for bankruptcy under Chapter 11 and a Trustee was appointed in January of 2014. Through June 30, 2014 all loan payments in accordance with the forbearance agreement have been made, which has resulted in no specific reserve allocation as of June 30, 2014. We continue to monitor the bankruptcy proceedings to identify potential changes in the customer’s operations and the impact these would have on the loan payments for our loans to the customer and the underlying collateral that supports these loans.

•
A commercial customer with a relationship of approximately $473,000 after a charge-off of $463,000 during the second quarter of 2014, secured by real estate was considered non-accrual as of June 30, 2014. The current economic conditions have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and in the second quarter charged-off of a portion of the balance associated with this customer, which was based on the appraised value of collateral and as a result there is no specific reserve as of June 30, 2014.

•
A commercial customer with a relationship of approximately $506,000 secured by real estate was considered non-accrual as of June 30, 2014. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer. Management reviewed the collateral, which resulted in no specific reserve as of June 30, 2014.

Management of the Bank believes that the allowance for loan losses is adequate, which is based on the following factors:

•	One loan relationship comprises 48.2% of the non-performing loan balance, whose debt is current through June 30, 2014.
•
Net and gross charge-offs continue to be comparable to the Bank’s peer group, even though they are higher than the Bank’s historical standard. Annualized net charge-offs for 2014 are 0.25% of the total loan portfolio, which is higher than 2013’s ratio of 0.02%.

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

Bank Owned Life Insurance

The Company purchased bank owned life insurance to offset future employee benefit costs.  As of June 30, 2014, the cash surrender value of this life insurance is $14,921,000, which has resulted in income recognized in the first six months of 2014 of $242,000 compared to $250,000 during the comparable period in 2013. The use of life insurance policies provides the Bank with an asset that will generate earnings to partially offset the current costs of benefits and eventually (at the death of the individuals) provides partial recovery of cash outflows associated with the benefits.

Premises and Equipment

Premises and equipment increased from $11.1 million at December 31, 2013 to $11.5 million at June 30, 2014. This occurred primarily as a result of transfer from other assets for land held for expansion, as the Bank has recently started construction of a branch in the Lock Haven market. There were other purchases of equipment totaling $145,000 and depreciation of $273,000 in 2014.

Deposits

The following table shows the composition of deposits as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	June 30,		December 31,
	2014		2013
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 94,434	12.3	$ 85,585	11.4
NOW accounts	220,151	28.8	215,656	28.8
Savings deposits	105,108	13.7	95,678	12.8
Money market deposit accounts	88,348	11.5	85,038	11.4
Certificates of deposit	257,415	33.7	266,359	35.6
Total	$ 765,456	100.0	$ 748,316	100.0

	June 30, 2014/
	December 31, 2013
	Change
	Amount	%
Non-interest-bearing deposits	$ 8,849	10.3
NOW accounts	4,495	2.1
Savings deposits	9,430	9.9
Money market deposit accounts	3,310	3.9
Certificates of deposit	(8,944)	(3.4)
Total	$ 17,140	2.3

Deposits increased $17.1 million since December 31, 2013. The biggest increase was in savings accounts of $9.4 million, of which $4.7 million is associated with one customer who is in the middle of a construction project and has deposited construction funds with the Bank. The increase in non-interest bearing deposits of $8.8 million was a result of increases across numerous customers. The increase in NOW and money market accounts was primarily related to state and political organizations, which received impact fees associated with the extraction of the Marcellus shale. Similar to the prior year, as CD’s mature, some customers are converting the balances to other deposits accounts at the bank. This is occurring as customers are seeking more liquidity during this low rate environment. The Bank currently does not have any outstanding brokered certificates of deposit.

Borrowed Funds

Borrowed funds decreased $23.9 million during the first six months of 2014. The decrease was the result of repaying $4.2 million of maturing terms notes from the FHLB and $28.7 million of overnight borrowings from the FHLB. The repayments were offset by borrowing long term $4.0 million and short term $6.0 million from the FHLB. Additionally, there was a decrease of approximately $970,000 in the balances outstanding under repurchase agreements. The Bank’s current strategy for borrowings is to consider terms and structures to manage interest rate risk and liquidity in a potential rising interest rate environment. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

In December 2003, the Company formed a special purpose entity Citizens Financial Statutory Trust I (“the Entity”), to issue $7,500,000 of floating rate obligated mandatory redeemable securities as part of a pooled offering.  The rate is determined quarterly based on the 3 month LIBOR plus 2.80%.  The Entity may redeem them, in whole or in part, at face value at any time.  The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable, which is included within “Borrowed Funds” in the liabilities section of the Company’s balance sheet. Under current accounting rules, the Company’s minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet.  The Entity is not consolidated as part of the Company’s consolidated financial statements.

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

Total stockholders’ equity was $98.2 million at June 30, 2014 compared to $92.1 million at December 31, 2013, an increase of $6.2 million or 6.7%.  Excluding accumulated other comprehensive income (loss) stockholders’ equity increased $3.9 million, or 4.1%. The Company purchased 10,759 shares of treasury stock at a weighted average cost of $52.34 per share.  The Company reissued 4,077 shares as part of the dividend reinvestment program at a weighted average cost of $47.47 and 392 shares that were awarded as part of the restricted stock plan at a weighted average cost of $48.36. In the first six months of 2014, the Company had net income of $6.5 million and declared cash dividends of $2.3 million, representing a cash dividend payout ratio of 35.8%.

All of the Company’s investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. As a result of changes in the interest rate environment, accumulated other comprehensive income (loss) associated with the change in investment securities increased $2.3 million from December 31, 2013 and accounts for the majority of the total change in accumulated other comprehensive income (loss) of $2.3 million.

The Company has complied with standards of being well capitalized mandated by the banking regulators. The Company’s primary regulators have established “risk-based” capital requirements designed to measure capital adequacy.  Risk-based capital ratios reflect the relative risks associated with various assets entities hold in their portfolios.  A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets), is assigned to each asset on the balance sheet. The Company’s computed risk-based capital ratios are as follows (dollars in thousands):

	June 30		December 31,
	2014		2013
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$ 104,137	18.34%	$ 100,320	17.75%
For capital adequacy purposes	45,424	8.00%	45,211	8.00%
To be well capitalized	56,780	10.00%	56,514	10.00%
Tier I capital (to risk-weighted assets)
Company	$ 96,920	17.07%	$ 92,902	16.44%
For capital adequacy purposes	22,712	4.00%	22,606	4.00%
To be well capitalized	34,068	6.00%	33,908	6.00%
Tier I capital (to average assets)
Company	$ 96,920	10.85%	$ 92,902	10.42%
For capital adequacy purposes	35,764	4.00%	35,669	4.00%
To be well capitalized	44,705	5.00%	44,587	5.00%

The Bank’s computed risk-based capital ratios are as follows (dollars in thousands):

	June 30		December 31,
	2014		2013
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$ 102,166	18.07%	$ 97,863	17.35%
For capital adequacy purposes	45,241	8.00%	45,135	8.00%
To be well capitalized	56,552	10.00%	56,418	10.00%
Tier I capital (to risk-weighted assets)
Bank	$ 95,096	16.82%	$ 90,639	16.07%
For capital adequacy purposes	22,621	4.00%	22,567	4.00%
To be well capitalized	33,931	6.00%	33,851	6.00%
Tier I capital (to average assets)
Bank	$ 95,096	10.66%	$ 90,639	10.18%
For capital adequacy purposes	35,718	4.00%	35,615	4.00%
To be well capitalized	44,648	5.00%	44,519	5.00%

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Commitments to extend credit	$ 105,601	$ 89,847
Standby letters of credit	10,606	12,014
	$ 116,207	$ 101,861

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at June 30, 2014 and December 31, 2013 was $12,365,000 and $12,450,000, respectively.  The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other significant uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first six months of 2014 were $145,000, compared to $203,000 during the same time period in 2013.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short-term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $261.7 million, of which $29.3 million was outstanding at June 30, 2014. Additionally, we have a Federal funds line totaling $10.0 million from a third party bank at market rates.  This line is not drawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $9.1 million, which also is not drawn upon as of June 30, 2014. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

 Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At June 30, 2014, Citizens Financial Services, Inc. had liquid assets of $692,000.

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

The Bank currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Bank’s risk exposure.  In this analysis, the Bank examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of June 30, 2014 (dollars in thousands):
		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-100 Shock	$ 29,451	$ (327)	(1.10)
Base	29,778	-	-
+100 Shock	28,764	(1,014)	(3.41)
+200 Shock	27,929	(1,849)	(6.21)
+300 Shock	27,125	(2,653)	(8.91)
+400 Shock	26,273	(3,505)	(11.77)

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

(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. At June 30, 2014 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
4/1/14 to 4/30/14	-	$0.00	-	86,036
5/1/14 to 5/31/14	-	$0.00	-	86,036
6/1/14 to 6/30/14	8,320	$53.18	8,320	77,716
Total	8,320	$53.18	8,320	77,716

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
101 **
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Cash Flows (unaudited) and (v) related notes (unaudited).

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

Citizens Financial Services, Inc. (Registrant)

Date: August 7, 2014	By:	/s/ Randall E. black
Randall E. Black
President and Chief Executive Officer (Principal Executive Officer)

Company Name

Date: August 7, 2014	By:	/s/ Mickey L. Jones
Mickey L. Jones
Chief Financial Officer (Principal Accounting Officer)