Form 10-Q
period 2014-09-30
CITIZENS FINANCIAL SERVICES INC
filed 2014-11-06
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
Or

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

The number of outstanding shares of the Registrant’s Common Stock, as of October 28, 2014, was 3,041,904.

Citizens Financial Services, Inc.
Form 10-Q

INDEX

		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013	1
	Consolidated Statement of Income for the Three and Nine months Ended September 30, 2014 and 2013	2
	Consolidated Statement of Comprehensive Income for the Three and Nine months ended September 30, 2014 and 2013	3
	Consolidated Statement of Cash Flows for the Nine Months ended September 30, 2014 and 2013	4
	Notes to Consolidated Financial Statements	5-28
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-50
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50-51
Item 4.	Controls and Procedures	51

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51-52
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	52
	Signatures	53

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30	December 31
(in thousands except share data)	2014	2013
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 10,889	$ 8,899
Interest-bearing	434	1,184
Total cash and cash equivalents	11,323	10,083
Interest bearing time deposits with other banks	5,712	2,480
Available-for-sale securities	308,283	317,301
Loans held for sale	753	278

Loans (net of allowance for loan losses:
2014, $6,816 and 2013, $7,098)	536,939	533,514

Premises and equipment	11,773	11,105
Accrued interest receivable	3,689	3,728
Goodwill	10,256	10,256
Bank owned life insurance	15,045	14,679
Other assets	9,272	11,510

TOTAL ASSETS	$ 913,045	$ 914,934

LIABILITIES:
Deposits:
Noninterest-bearing	$ 94,049	$ 85,585
Interest-bearing	673,993	662,731
Total deposits	768,042	748,316
Borrowed funds	37,729	66,932
Accrued interest payable	753	895
Other liabilities	7,361	6,735
TOTAL LIABILITIES	813,885	822,878
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares September 30, 2014 and December 31, 2013;
none issued in 2014 or 2013	-	-
Common stock
$1.00 par value; authorized 15,000,000 shares; issued 3,335,236 at September 30, 2014 and
3,305,517 at December 31, 2013	3,335	3,306
Additional paid-in capital	25,140	23,562
Retained earnings	77,252	74,325
Accumulated other comprehensive income (loss)	1,513	(1,225)
Treasury stock, at cost: 293,332 shares at September 30, 2014
and 290,468 shares at December 31, 2013	(8,080)	(7,912)
TOTAL STOCKHOLDERS' EQUITY	99,160	92,056
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 913,045	$ 914,934

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30		September 30
(in thousands, except share and per share data)	2014	2013	2014	2013
INTEREST INCOME:
Interest and fees on loans	$ 7,094	$ 7,521	$ 21,200	$ 21,799
Interest-bearing deposits with banks	25	8	51	27
Investment securities:
Taxable	805	905	2,542	2,804
Nontaxable	844	850	2,526	2,563
Dividends	40	23	159	61
TOTAL INTEREST INCOME	8,808	9,307	26,478	27,254
INTEREST EXPENSE:
Deposits	1,092	1,279	3,291	3,894
Borrowed funds	142	283	451	951
TOTAL INTEREST EXPENSE	1,234	1,562	3,742	4,845
NET INTEREST INCOME	7,574	7,745	22,736	22,409
Provision for loan losses	150	90	480	315
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,424	7,655	22,256	22,094
NON-INTEREST INCOME:
Service charges	1,098	1,145	3,239	3,313
Trust	151	169	528	539
Brokerage and insurance	141	120	398	333
Investment securities gains, net	242	91	488	385
Gains on loans sold	40	75	110	236
Earnings on bank owned life insurance	124	127	366	377
Other	128	124	337	328
TOTAL NON-INTEREST INCOME	1,924	1,851	5,466	5,511
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,790	2,856	8,600	8,456
Occupancy	313	302	967	956
Furniture and equipment	86	157	280	372
Professional fees	289	187	731	604
FDIC insurance	116	112	345	337
Pennsylvania shares tax	101	183	485	548
Other	1,372	1,168	3,750	3,411
TOTAL NON-INTEREST EXPENSES	5,067	4,965	15,158	14,684
Income before provision for income taxes	4,281	4,541	12,564	12,921
Provision for income taxes	913	1,029	2,655	2,842
NET INCOME	$ 3,368	$ 3,512	$ 9,909	$ 10,079

PER COMMON SHARE DATA:
Net Income - Basic	$ 1.11	$ 1.15	$ 3.26	$ 3.29
Net Income - Diluted	$ 1.11	$ 1.15	$ 3.26	$ 3.29
Cash Dividends Paid	$ 1.000	$ 0.281	$ 1.772	$ 0.829

Number of shares used in computation - basic	3,035,214	3,054,226	3,038,973	3,059,520
Number of shares used in computation - diluted	3,036,700	3,055,709	3,040,400	3,060,808

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF
COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands)	2014		2013		2014		2013
Net income		$ 3,368		$ 3,512		$ 9,909		$ 10,079
Other comprehensive income (loss):
Change in unrealized gains on available
for sale securities	855		(183)		4,598		(8,215)
Income tax effect	(291)		62		(1,563)		2,793
Change in unrecognized pension cost	13		66		38		194
Income tax effect	(4)		(22)		(13)		(66)
Change in unrealized loss on interest rate swap	-		53		-		154
Income tax effect	-		(18)		-		(52)
Less: Reclassification adjustment for investment
security gains included in net income	(242)		(91)		(488)		(385)
Income tax effect	82		30		166		130
Other comprehensive income (loss), net of tax		413		(103)		2,738		(5,447)
Comprehensive income		$ 3,781		$ 3,409		$ 12,647		$ 4,632

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Nine Months Ended
	September 30,
(in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 9,909	$ 10,079
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	480	315
Depreciation and amortization	358	318
Amortization and accretion of investment securities	1,632	1,837
Deferred income taxes	562	570
Investment securities gains, net	(488)	(385)
Earnings on bank owned life insurance	(366)	(377)
Originations of loans held for sale	(8,055)	(17,039)
Proceeds from sales of loans held for sale	7,690	18,473
Realized gains on loans sold	(110)	(236)
Decrease in accrued interest receivable	39	1
Decrease in accrued interest payable	(142)	(172)
Other, net	(222)	(495)
Net cash provided by operating activities	11,287	12,889
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	17,338	15,894
Proceeds from maturity and principal repayments	39,416	64,380
Purchase of securities	(44,769)	(98,526)
Purchase of interest bearing time deposits with other banks	(3,232)	(2,480)
Proceeds from redemption of regulatory stock	2,891	1,186
Purchase of regulatory stock	(1,895)	(563)
Net increase in loans	(4,680)	(19,800)
Purchase of premises and equipment	(555)	(339)
Proceeds from sale of foreclosed assets held for sale	647	151
Net cash provided by (used in) investing activities	5,161	(40,097)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	19,726	21,560
Proceeds from long-term borrowings	6,815	-
Repayments of long-term borrowings	(4,200)	(10,800)
Net (decrease) increase in short-term borrowed funds	(31,818)	7,837
Purchase of treasury and restricted stock	(733)	(1,431)
Dividends paid	(4,998)	(2,535)
Net cash (used) provided by financing activities	(15,208)	14,631
Net (decrease) increase in cash and cash equivalents	1,240	(12,577)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	10,083	26,333
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 11,323	$ 13,756

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 3,884	$ 5,017
Income taxes paid	$ 2,085	$ 2,945
Loans transferred to foreclosed property	$ 867	$ 62
Premises and equipment transferred from other assets	$ 549	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

Citizens Financial Services, Inc. (individually and collectively with its direct and indirect subsidiaries, the “Company”) is a Pennsylvania corporation organized as the holding company of its wholly owned subsidiary, First Citizens Community Bank (the “Bank”), and the Bank’s subsidiary, First Citizens Insurance Agency, Inc. (“First Citizens Insurance”).

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

In the opinion of management of the Company, the accompanying interim financial statements for the periods ended September 30, 2014 and 2013 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the nine month period ended September 30, 2014 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share.  Earnings per share calculations give retroactive effect to stock dividends declared by the Company.

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income applicable to common stock	$3,368,000	$3,512,000	$9,909,000	$10,079,000

Basic earnings per share computation
Weighted average common shares outstanding	3,035,214	3,054,226	3,038,973	3,059,520
Earnings per share - basic	$1.11	$1.15	$3.26	$3.29

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	3,035,214	3,054,226	3,038,973	3,059,520
Add: Dilutive effects of restricted stock	1,486	1,483	1,427	1,288
Weighted average common shares outstanding for dilutive earnings per share	3,036,700	3,055,709	3,040,400	3,060,808
Earnings per share - diluted	$1.11	$1.15	$3.26	$3.29

For the three months ended September 30, 2014 and 2013, there were 1,938 and 1,037 shares, respectively, related to the restricted stock program that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $34.70-$50.50 for the three month period ended September 30 2014 and prices ranging from $36.00-$44.50 for the three month period ended September 30, 2013. For the nine months ended September 30, 2014 and 2013, 2,913 and 3,280 shares, respectively, related to the restricted stock program were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $34.70-$50.50 for the nine month period ended September 30, 2014 and prices ranging from $34.70-$44.50 for the nine month period ended September 30, 2013.

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of tax-exempt income earned from state and municipal securities and loans and investments in tax credits.

Note 4 – Investments

The amortized cost and fair value of investment securities at September 30, 2014 and December 31, 2013 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2014	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. agency securities	$ 146,993	$ 503	$ (1,011)	$ 146,485
U.S. treasury securities	11,873	-	(343)	11,530
Obligations of state and
political subdivisions	96,830	3,784	(191)	100,423
Corporate obligations	13,923	250	(73)	14,100
Mortgage-backed securities in
government sponsored entities	33,581	486	(85)	33,982
Equity securities in financial institutions	1,136	647	(20)	1,763
Total available-for-sale securities	$ 304,336	$ 5,670	$ (1,723)	$ 308,283

December 31, 2013
Available-for-sale securities:
U.S. agency securities	$ 153,896	$ 702	$ (2,409)	$ 152,189
U.S. treasury securities	11,856	-	(547)	11,309
Obligations of state and
political subdivisions	94,113	2,146	(1,254)	95,005
Corporate obligations	16,651	341	(190)	16,802
Mortgage-backed securities in
government sponsored entities	40,405	566	(300)	40,671
Equity securities in financial institutions	542	783	-	1,325
Total available-for-sale securities	$ 317,463	$ 4,538	$ (4,700)	$ 317,301

The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013 (in thousands). As of September 30, 2014, the Company owned 76 securities whose fair value was less than their cost basis.

September 30, 2014	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$ 49,419	$ (202)	$ 43,395	$ (809)	$ 92,814	$ (1,011)
U.S. treasury securities	-	-	11,530	(343)	11,530	(343)
Obligations of state and
political subdivisions	2,324	(18)	11,431	(173)	13,755	(191)
Corporate obligations	505	(2)	7,781	(71)	8,286	(73)
Mortgage-backed securities in
government sponsored entities	2,309	(5)	4,733	(80)	7,042	(85)
Equity securities in financial
institutions	581	(20)	-	-	581	(20)
Total securities	$ 55,138	$ (247)	$ 78,870	$ (1,476)	$ 134,008	$ (1,723)

December 31, 2013
U.S. agency securities	$ 98,356	$ (2,212)	$ 2,825	$ (197)	$ 101,181	$ (2,409)
U.S. treasury securities	11,309	(547)	-	-	11,309	(547)
Obligations of states and
political subdivisions	24,201	(865)	6,491	(389)	30,692	(1,254)
Corporate obligations	6,103	(124)	2,251	(66)	8,354	(190)
Mortgage-backed securities in
government sponsored entities	23,920	(266)	1,164	(34)	25,084	(300)
Total securities	$ 163,889	$ (4,014)	$ 12,731	$ (686)	$ 176,620	$ (4,700)

As of September 30, 2014, the Company’s investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, U.S treasuries, obligations of states and political subdivisions, corporate obligations, mortgage backed securities in government sponsored entities and equity securities in financial institutions. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale for the nine months ended September 30, 2014 and 2013 were $17,338,000 and $15,894,000, respectively.  For the three months ended September 30, 2014 and 2013, there were sales of $5,187,000 and $121,000, respectively, of available-for-sale securities. The gross gains and losses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Gross gains	$ 242	$ 91	$ 488	$ 525
Gross losses	-	-	-	(140)
Net gains	$ 242	$ 91	$ 488	$ 385

Investment securities with an approximate carrying value of $189.1 million and $194.7 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public funds and certain other deposits.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at September 30, 2014, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$ 11,726	$ 11,879
Due after one year through five years	129,401	129,523
Due after five years through ten years	61,345	61,461
Due after ten years	100,728	103,657
Total	$ 303,200	$ 306,520

Note 5 – Loans

The Company grants loans primarily to customers throughout North Central Pennsylvania and Southern New York.  Although the Company had a diversified loan portfolio at September 30, 2014 and December 31, 2013, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for loan losses as of September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 187,315	$ 324	$ 186,991
Commercial and agricultural	211,888	6,333	205,555
Construction	4,960	-	4,960
Consumer	8,798	-	8,798
Other commercial and agricultural loans	56,664	1,942	54,722
State and political subdivision loans	74,130	-	74,130
Total	543,755	$ 8,599	$ 535,156
Allowance for loan losses	6,816
Net loans	$ 536,939

December 31, 2013	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 187,101	$ 342	$ 186,759
Commercial and agricultural	215,088	8,310	206,778
Construction	8,937	-	8,937
Consumer	9,563	15	9,548
Other commercial and agricultural loans	54,029	1,733	52,296
State and political subdivision loans	65,894	-	65,894
Total	540,612	$ 10,400	$ 530,212
Allowance for loan losses	7,098
Net loans	$ 533,514

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

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables by class, with the associated allowance amount, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
September 30, 2014	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$ 224	$ 128	$ 67	$ 195	$ 13
Home Equity	131	63	66	129	12
Commercial	8,584	5,456	877	6,333	97
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	2,020	1,188	754	1,942	36
Other agricultural loans	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-
Total	$ 10,959	$ 6,835	$ 1,764	$ 8,599	$ 158

December 31, 2013
Real estate loans:
Mortgages	$ 232	$ 138	$ 70	$ 208	$ 14
Home Equity	134	65	69	134	13
Commercial	9,901	6,335	1,975	8,310	305
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	15	15	-	15	-
Other commercial loans	1,794	1,679	54	1,733	1
Other agricultural loans	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-
Total	$ 12,076	$ 8,232	$ 2,168	$ 10,400	$ 333

The following tables includes the average balance of impaired financing receivables by class and the income recognized on impaired loans for the three and nine month periods ended September 30, 2014 and 2013(in thousands):

For the Nine Months ended
	September 30, 2014			September 30, 2013
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	Cash Basis	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$ 201	$ 7	$ -	$ 336	$ 6	$ -
Home Equity	131	3	-	136	3	-
Commercial	7,616	66	-	8,521	426	361
Agricultural	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer	13	-	-	2	-	-
Other commercial loans	1,982	61	-	1,740	58	-
Other agricultural loans	-	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-	-
Total	$ 9,943	$ 137	$ -	$ 10,735	$ 493	$ 361

For the Three Months Ended
	September 30, 2014			September 30, 2013
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	Cash Basis	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$ 197	$ 3	$ -	$ 349	$ 2	$ -
Home Equity	130	1	-	135	1	-
Commercial	6,770	22	-	8,372	342	326
Agricultural	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer	10	-	-	5	-	-
Other commercial loans	1,943	15	-	1,647	17	-
Other agricultural loans	-	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-	-
Total	$ 9,050	$ 41	$ -	$ 10,508	$ 362	$ 326

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay loan as agreed, the Bank’s loan rating process includes several layers of internal and external oversight. The Company’s loan officers are responsible for the timely and accurate risk rating of the loans in each of their portfolios at origination and on an ongoing basis under the supervision of management.  All commercial, agricultural and municipal loans are reviewed annually to ensure the appropriateness of the loan grade. In addition, the Bank engages an external consultant on at least an annual basis. The external consultant is engaged to 1) review a minimum of 55% of the dollar volume of the commercial loan portfolio on an annual basis, 2) review new loans over $1.0 million originated in the last year, 3) review a majority of relationships in aggregate over $1.0 million, 4) review selected aggregate loan relationships over $750,000 which are over 30 days past due classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate.

The following tables represent credit exposures by internally assigned grades as of September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$ 165,424	$ 8,993	$ 13,275	$ -	$ -	$ 187,692
Agricultural	19,109	2,963	2,124	-	-	24,196
Construction	4,960	-	-	-	-	4,960
Other commercial loans	36,982	4,996	3,160	7	-	45,145
Other agricultural loans	9,597	452	1,470	-	-	11,519
State and political
subdivision loans	74,130	-	-	-	-	74,130
Total	$ 310,202	$ 17,404	$ 20,029	$ 7	$ -	$ 347,642

December 31, 2013
Real estate loans:
Commercial	$ 166,956	$ 4,645	$ 21,284	$ 202	$ -	$ 193,087
Agricultural	15,923	1,910	4,168	-	-	22,001
Construction	8,937	-	-	-	-	8,937
Other commercial loans	40,798	1,747	1,938	5	-	44,488
Other agricultural loans	7,431	153	1,957	-	-	9,541
State and political
subdivision loans	65,894	-	-	-	-	65,894
Total	$ 305,939	$ 8,455	$ 29,347	$ 207	$ -	$ 343,948

For residential real estate mortgages, home equity and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below and all loans past due 90 or more days and still accruing. The following table presents the recorded investment in those loan classes based on payment activity as of September 30, 2014 and December 31, 2013 (in thousands):

September 30, 2014	Performing	Non-performing	Total
Real estate loans:
Mortgages	$ 122,393	$ 991	$ 123,384
Home Equity	63,577	354	63,931
Consumer	8,748	50	8,798
Total	$ 194,718	$ 1,395	$ 196,113

December 31, 2013
Real estate loans:
Mortgages	$ 119,075	$ 809	$ 119,884
Home Equity	66,989	228	67,217
Consumer	9,547	16	9,563
Total	$ 195,611	$ 1,053	$ 196,664

Age Analysis of Past Due Financing Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due financing receivables as of September 30, 2014 and December 31, 2013 (in thousands):

	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
September 30, 2014	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
Real estate loans:
Mortgages	$ 277	$ 196	$ 807	$ 1,280	$ 122,104	$ 123,384	$ 257
Home Equity	505	51	330	886	63,045	63,931	175
Commercial	484	22	1,309	1,815	185,877	187,692	331
Agricultural	42	-	-	42	24,154	24,196	-
Construction	-	-	-	-	4,960	4,960	-
Consumer	53	3	-	56	8,742	8,798	-
Other commercial loans	21	-	343	364	44,781	45,145	-
Other agricultural loans	-	-	-	-	11,519	11,519	-
State and political
subdivision loans	-	-	-	-	74,130	74,130	-
Total	$ 1,382	$ 272	$ 2,789	$ 4,443	$ 539,312	$ 543,755	$ 763

Loans considered non-accrual	$ 81	$ 22	$ 2,026	$ 2,129	$ 4,622	$ 6,751
Loans still accruing	1,301	250	763	2,314	534,690	537,004
Total	$ 1,382	$ 272	$ 2,789	$ 4,443	$ 539,312	$ 543,755

December 31, 2013
Real estate loans:
Mortgages	$ 362	$ 40	$ 739	$ 1,141	$ 118,743	$ 119,884	$ 301
Home Equity	632	2	229	863	66,354	67,217	51
Commercial	88	319	3,091	3,498	189,589	193,087	344
Agricultural	-	-	-	-	22,001	22,001	-
Construction	-	-	-	-	8,937	8,937	-
Consumer	96	36	16	148	9,415	9,563	1
Other commercial loans	29	28	49	106	44,382	44,488	-
Other agricultural loans	-	-	-	-	9,541	9,541	-
State and political
subdivision loans	-	-	-	-	65,894	65,894	-
Total	$ 1,207	$ 425	$ 4,124	$ 5,756	$ 534,856	$ 540,612	$ 697

Loans considered non-accrual	$ 98	$ 164	$ 3,427	$ 3,689	$ 4,408	$ 8,097
Loans still accruing	1,109	261	697	2,067	530,448	532,515
Total	$ 1,207	$ 425	$ 4,124	$ 5,756	$ 534,856	$ 540,612

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

The following table reflects the financing receivables on non-accrual status as of September 30, 2014 and December 31, 2013, respectively. The balances are presented by class of financing receivable (in thousands):

	September 30, 2014	December 31, 2013
Real estate loans:
Mortgages	$ 734	$ 508
Home Equity	179	177
Commercial	5,003	7,247
Agricultural	-	-
Construction	-	-
Consumer	50	15
Other commercial loans	785	150
Other agricultural loans	-	-
State and political subdivision	-	-
	$ 6,751	$ 8,097

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company’s investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower’s ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  Based on this evaluation management would no longer consider a loan to be a TDR when the relevant facts support such a conclusion. As of September 30, 2014 and December 31, 2013, included within the allowance for loan losses are reserves of $29,000 and $28,000 respectively, that are associated with loans modified as TDRs.

There were no loan modifications that were considered TDRs during the three months ended September 30, 2014 or 2013. Loan modifications that are considered TDRs completed during the nine months ended September 30, 2014 and 2013 were as follows (dollars in thousands):

	For the Nine months Ended September 30, 2014
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

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The following table presents the recorded investment in loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which begin January 1, 2014 and 2013 (nine month periods) and July 1, 2014 and 2013 (3 month periods), respectively, and that subsequently defaulted during these reporting periods (dollars in thousands):

	For the Three Months Ended				For the Nine months Ended
	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013
	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Real estate loans:
Commercial	-	$ -	-	$ -	1	$ 483	-	$ -
Total recidivism	-	$ -	-	$ -	1	$ 483	-	$ -

Allowance for Loan Losses

The following table segregates the allowance for loan losses (ALLL) into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2014 and December 31, 2013, respectively (in thousands):

	September 30, 2014			December 31, 2013
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real estate loans:
Residential	$ 25	$ 861	$ 886	$ 27	$ 919	$ 946
Commercial and agricultural	97	3,606	3,703	305	4,253	4,558
Construction	-	23	23	-	50	50
Consumer	-	86	86	-	105	105
Other commercial and agricultural loans	36	1,127	1,163	1	941	942
State and political
subdivision loans	-	450	450	-	330	330
Unallocated	-	505	505	-	167	167
Total	$ 158	$ 6,658	$ 6,816	$ 333	$ 6,765	$ 7,098

The following tables roll forward the balance of the ALLL by portfolio segment for the three and nine month periods ended September 30, 2014 and 2013, respectively (in thousands):

	Balance at June 30, 2014	Charge-offs	Recoveries	Provision	Balance at September 30, 2014
Real estate loans:
Residential	$ 879	$ -	$ -	$ 7	$ 886
Commercial and agricultural	3,809	(11)	4	(99)	3,703
Construction	13	-	-	10	23
Consumer	86	(26)	6	20	86
Other commercial and agricultural loans	1,151	(58)	-	70	1,163
State and political
subdivision loans	455	-	-	(5)	450
Unallocated	358	-	-	147	505
Total	$ 6,751	$ (95)	$ 10	$ 150	$ 6,816

	Balance at December 31, 2013	Charge-offs	Recoveries	Provision	Balance at September 30, 2014
Real estate loans:
Residential	$ 946	$ (45)	$ -	$ (15)	$ 886
Commercial and agricultural	4,558	(486)	9	(378)	3,703
Construction	50	-	-	(27)	23
Consumer	105	(40)	21	-	86
Other commercial and agricultural loans	942	(221)	-	442	1,163
State and political
subdivision loans	330	-	-	120	450
Unallocated	167	-	-	338	505
Total	$ 7,098	$ (792)	$ 30	$ 480	$ 6,816

	Balance at June 30, 2013	Charge-offs	Recoveries	Provision	Balance at September 30, 2013
Real estate loans:
Residential	$ 934	$ (2)	$ 1	$ 23	$ 956
Commercial and agricultural	4,240	-	-	172	4,412
Construction	91	-	-	21	112
Consumer	114	(12)	5	7	114
Other commercial and agricultural loans	957	(1)	-	8	964
State and political
subdivision loans	310	-	-	3	313
Unallocated	343	-	-	(144)	199
Total	$ 6,989	$ (15)	$ 6	$ 90	$ 7,070

	Balance at December 31, 2012	Charge-offs	Recoveries	Provision	Balance at September 30, 2013
Real estate loans:
Residential	$ 875	$ (15)	$ 3	$ 93	$ 956
Commercial and agricultural	4,437	-	-	(25)	4,412
Construction	38	-	-	74	112
Consumer	119	(42)	26	11	114
Other commercial and agricultural loans	728	(1)	-	237	964
State and political
subdivision loans	271	-	-	42	313
Unallocated	316	-	-	(117)	199
Total	$ 6,784	$ (58)	$ 29	$ 315	$ 7,070

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

We continually review the model utilized in calculating the required allowance. The following qualitative factors experienced changes during the first nine months of 2014:

•
The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for all loan categories due to a decrease in the unemployment rates in the local and state economy.

•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were decreased for commercial and agricultural real estate due to the decrease in the Company’s classified loans to its lowest level in three years and a decrease in the amount of loans past due.

•	The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for other commercial loans due to an increase in classified loans during 2014.
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

•
The qualitative factor for industry conditions, including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses was decreased for agricultural related loans due to the improvement in the agricultural economy during 2014.

The following qualitative factors experienced changes during the three months ended September 30, 2014:

•
The qualitative factor for levels of and trends in charge-offs and recoveries was increased for commercial real estate and other commercial loans due to the increase in charge-offs compared to historical norms for the Bank.

•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were decreased for other commercial loans real estate due to the decrease in the amount of loans past due as of September 30, 2014.

•
The qualitative factor for industry conditions, including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses was decreased for agricultural related loans due to the improvement in the agricultural economy during 2014.

The primary factor that resulted in negative provisions for certain portfolio segments for the three and nine month periods is due to decreases in the outstanding balances for certain portfolio segments compared to December 31, 2013, a reduction in the amount of substandard loans and the decrease in the qualitative factor associated with the improvement in unemployment rates noted above.

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

Note 6 – Federal Home Loan Bank Stock

The Bank is a member of the FHLB of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of September 30, 2014 and December 31, 2013, the Bank holds $2,656,400 and $3,652,100, respectively. The stock is bought from and sold to the FHLB based upon its $100 par value.  The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) A significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios have improved, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members and has pays a quarterly cash dividend.

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

The following sets forth the components of net periodic benefit costs of the Pension Plan for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Service cost	$ 77	$ 81	$ 230	$ 258
Interest cost	104	89	311	274
Expected return on plan assets	(197)	(165)	(590)	(508)
Net amortization and deferral	13	66	38	194
Net periodic benefit cost (return)	$ (3)	$ 71	$ (11)	$ 218

The Company contributed $300,000 to the Pension Plan in 2014.

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately. Contributions by the Company totaled $201,000 and $193,000 for the nine months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014 and 2013, contributions by the Company totaled $55,000 and $45,000, respectively.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  At September 30, 2014 and December 31, 2013, an obligation of $963,000 and $981,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Amounts included in interest expense on the deferred amounts totaled $4,000 and $5,000 for each of the three months ended September 30, 2014 and 2013. For the nine months ended September 30, 2014 and 2013, amounts included in interest expense on the deferred amounts totaled $15,000 and $12,000, respectively.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  A total of 100,000 shares of the Company’s common stock have been authorized under the Plan. As of September 30, 2014, 64,158 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted shares during 2014 and 2013:

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
		Weighted		Weighted		Weighted		Weighted
	Unvested	Average	Unvested	Average	Unvested	Average	Unvested	Average
	Shares	Market Price	Shares	Market Price	Shares	Market Price	Shares	Market Price
Outstanding, beginning of period	7,187	$ 48.28	7,466	$ 41.89	7,172	$ 42.02	8,646	$ 35.51
Granted	-	-	-	-	3,598	52.82	3,027	48.21
Forfeited	(7)	37.10	-	-	(7)	37.10	(55)	37.10
Vested	-	-	-	-	(3,583)	40.30	(4,152)	33.26
Outstanding, end of period	7,180	$ 48.29	7,466	$ 41.89	7,180	$ 48.29	7,466	$ 41.89

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $115,000 and $117,000 for the nine months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014 and 2013, compensation expense totaled $42,000 and $39,000, respectively.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law. At September 30, 2014 and December 31, 2013, an obligation of $1,160,000 and $1,046,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Expenses related to this plan totaled $114,000 and $109,000 for the nine months ended September 30, 2014 and 2013, respectively. For the three months ended September 30, 2014 and 2013, expenses totaled $38,000 and $37,000, respectively.

Note 8 – Accumulated Comprehensive Income

The following tables present the changes in accumulated other comprehensive (loss) income by component net of tax for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30, 2014
	Unrealized gain (loss) on available for sale securities (a)	Unrealized gain (loss) on interest rate swap (a)	Defined Benefit Pension Items (a)	Total
Balance as of June 30, 2014	$ 2,201	$ -	$ (1,101)	$ 1,100
Other comprehensive income before reclassifications (net of tax)	564	-	-	564
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(160)	-	9	(151)
Net current period other comprehensive income	404	-	9	413
Balance as of September 30, 2014	$ 2,605	$ -	$ (1,092)	$ 1,513

	Nine months ended September 30, 2014
	Unrealized gain (loss) on available for sale securities (a)	Unrealized gain (loss) on interest rate swap (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2013	$ (108)	$ -	$ (1,117)	$ (1,225)
Other comprehensive income before reclassifications (net of tax)	3,035	-	-	3,035
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(322)	-	25	(297)
Net current period other comprehensive income	2,713	-	25	2,738
Balance as of September 30, 2014	$ 2,605	$ -	$ (1,092)	$ 1,513

	Three months ended September 30, 2013
	Unrealized gain (loss) on available for sale securities (a)	Unrealized gain (loss) on interest rate swap (a)	Defined Benefit Pension Items (a)	Total
Balance as of June 30, 2013	$ 1,259	$ (65)	$ (1,907)	$ (713)
Other comprehensive income (loss) before reclassifications (net of tax)	(121)	35	-	(86)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(61)	-	44	(17)
Net current period other comprehensive income (loss)	(182)	35	44	(103)
Balance as of September 30, 2013	$ 1,077	$ (30)	$ (1,863)	$ (816)

	Nine months ended September 30, 2013
	Unrealized gain (loss) on available for sale securities (a)	Unrealized gain (loss) on interest rate swap (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2012	$ 6,754	$ (132)	$ (1,991)	$ 4,631
Other comprehensive income (loss) before reclassifications (net of tax)	(5,422)	102	-	(5,320)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(255)	-	128	(127)
Net current period other comprehensive income (loss)	(5,677)	102	128	(5,447)
Balance as of September 30, 2013	$ 1,077	$ (30)	$ (1,863)	$ (816)

(a) Amounts in parentheses indicate debits

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income for the three and nine months ended September 30, 2014 and 2013 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the statement where net Income is presented
	Three Months Ended September 30,
	2014	2013
Unrealized gains and losses on available for sale securities
	$ 242	$ 91	Investment securities gains, net
	(82)	(30)	Provision for income taxes
	$ 160	$ 61	Net of tax
Defined benefit pension items
	$ (13)	$ (66)	Salaries and employee benefits
	4	22	Provision for income taxes
	$ (9)	$ (44)	Net of tax
Total reclassifications	$ 151	$ 17

	Nine Months Ended September 30,
	2014	2013
Unrealized gains and losses on available for sale securities
	$ 488	$ 385	Investment securities gains, net
	(166)	(130)	Provision for income taxes
	$ 322	$ 255	Net of tax
Defined benefit pension items
	$ (38)	$ (194)	Salaries and employee benefits
	13	66	Provision for income taxes
	$ (25)	$ (128)	Net of tax
Total reclassifications	$ 297	$ 127

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

The following tables present the assets and liabilities reported on the consolidated balance sheet at their fair value on a recurring basis as of September 30, 2014 and December 31, 2013 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

September 30, 2014	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Securities available for sale:
U.S. agency securities	$ -	$ 146,485	$ -	$ 146,485
U.S. treasury securities	-	11,530	-	11,530
Obligations of state and
political subdivisions	-	100,423	-	100,423
Corporate obligations	-	14,100	-	14,100
Mortgage-backed securities in
government sponsored entities	-	33,982	-	33,982
Equity securities in financial institutions	1,763	-	-	1,763

December 31, 2013
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. agency securities	$ -	$ 152,189	$ -	$ 152,189
U.S. treasuries securities	-	11,309	-	11,309
Obligations of state and
political subdivisions	-	95,005	-	95,005
Corporate obligations	-	16,802	-	16,802
Mortgage-backed securities in
government sponsored entities	-	40,671	-	40,671
Equity securities in financial institutions	1,325	-	-	1,325

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

 Assets measured at fair value on a nonrecurring basis as of September 30, 2014 and December 31, 2013 are included in the table below (in thousands):

September 30, 2014	Level I	Level II	Level III	Total
Impaired Loans	$ -	$ -	$ 8,441	$ 8,441
Other real estate owned	-	-	1,564	1,564

December 31, 2013
Impaired Loans	$ -	$ -	$ 10,067	$ 10,067
Other real estate owned	-	-	1,360	1,360

The following table provides a listing of the significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques.

Fair Value at September 30, 2014		Valuation Technique(s)	Unobservable input	Range
Impaired Loans	$ 241	Discounted Cash Flows	Probability of Default	0%
			Change in interest rates	0-7%

	8,200	Appraised Collateral Values	Discount for time since appraisal	0-60%
			Selling costs	4%-10%
			Holding period	0 - 18 months

Other real estate owned	1,564	Appraised Collateral Values	Discount for time since appraisal	0-30%
			Selling costs	4%-10%
			Holding period	0 - 18 months

Fair Value at December 31, 2013		Valuation Technique(s)	Unobservable input	Range
Impaired Loans	$ 263	Discounted Cash Flows	Probability of Default	0%
			Change in interest rates	0-7%

	9,804	Appraised Collateral Values	Discount for time since appraisal	0-30%
			Selling costs	4%-10%
			Holding period	0 - 18 months

Other real estate owned	1,360	Appraised Collateral Values	Discount for time since appraisal	0-20%
			Selling costs	4%-10%
			Holding period	0 - 18 months

The fair values of the Company’s financial instruments are as follows (in thousands):

	Carrying
September 30, 2014	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$ 11,323	$ 11,323	$ 11,323	$ -	$ -
Interest bearing time deposits with other banks	5,712	5,721			5,721
Available-for-sale securities	308,283	308,283	1,763	306,520
Loans held for sale	753	753	753
Net loans	536,939	552,458	-	-	552,458
Bank owned life insurance	15,045	15,045	15,045	-	-
Regulatory stock	2,930	2,930	2,930	-	-
Accrued interest receivable	3,689	3,689	3,689	-	-

Financial liabilities:
Deposits	$ 768,042	$ 768,624	$ 514,468	$ -	$ 254,156
Borrowed funds	37,729	34,363	-	34,363	-
Accrued interest payable	753	753	753	-	-

December 31, 2013
Financial assets:
Cash and due from banks	$ 10,083	$ 10,083	$ 10,083	$ -	$ -
Interest bearing time deposits with other banks	2,480	2,474	-	-	2,474
Available-for-sale securities	317,301	317,301	1,325	315,976	-
Loans held for sale	278	278	278	-	-
Net loans	533,514	547,405	-	-	547,405
Bank owned life insurance	14,679	14,679	14,679	-	-
Regulatory stock	3,926	3,926	3,926	-	-
Accrued interest receivable	3,728	3,728	3,728	-	-

Financial liabilities:
Deposits	$ 748,316	$ 750,172	$ 481,957	$ -	$ 268,215
Borrowed funds	66,932	63,500	-	63,500	-
Accrued interest payable	895	895	895	-	-

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

Note 10 – Commitments

The Company has entered into agreements for the construction of a new branch totaling $1.0 million as of September 30, 2014. Construction started late in the second quarter of 2014.

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

In August 2014, the FASB issued ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40).  The amendments in this Update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:  (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  This Update is not expected to have a significant impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements -Going Concern (Subtopic 205-40).  The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  This Update is not expected to have a significant impact on the Company’s financial statements.

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

•
Exploration and drilling of the natural gas reserves in our market area may be affected by federal, state and local laws and regulations such as restrictions on production, permitting, changes in taxes and environmental protection, which could negatively impact our customers and, as a result, negatively impact our loan and deposit volume and loan quality.

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

 Introduction

The following is management's discussion and analysis of the financial condition and results of operations presented in the accompanying consolidated financial statements for the Company.  Our Company's consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results you may expect for the full year.

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

Competition

The banking industry in the Bank’s service area continues to be extremely competitive, both among commercial banks and with financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies, credit unions and internet entities.  The increased competition has resulted from changes in the legal and regulatory guidelines as well as from economic conditions, specifically, the additional wealth resulting from the exploration of natural gas in our primary market and the limited loan growth opportunities in our primary market and surrounding areas.  Mortgage banking firms, financial companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms and even government agencies provide additional competition for loans and other financial services.  The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in the Company’s financial statements. As of September 30, 2014 and December 31, 2013, the Trust Department had $100.3 and $99.4 million of assets under management, respectively.

 Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the consolidated financial statements since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $102.5 million at December 31, 2013 to $108.7 million at September 30, 2014. Fee income from the sale of these products is reflected in the Company’s financial statements as a component of non-interest income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, and as such, has added additional resources to support this growth.

In addition to the trust and investment services offered we have an oil and gas division, which serves as a network of experts to assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth and mineral management. As of September 30, 2014, customers owning approximately 7,800 acres have signed agreements with the Bank that provide for the Bank to manage oil and gas matters related to the customers land, which may include negotiating lease payments and royalty percentages, resolving leasing issues, accounting for and ensuring the accuracy of royalty checks, distributing revenue to satisfy investment objectives and providing customized reports outlining payment and distribution information.

Results of Operations

Overview of the Income Statement

The Company had net income of $9,909,000 for the first nine months of 2014 compared to $10,079,000 for last year’s comparable period, a decrease of $170,000 or 1.7%. Basic earnings per share for the first nine months of 2014 were $3.26, compared to $3.29 last year, representing a 0.9% decrease.  Annualized return on assets and return on equity for the nine months of 2014 were 1.46% and 13.64%, respectively, compared with 1.52% and 15.13% for last year’s comparable period.

Net income for the three months ended September 30, 2014 was $3,368,000 compared to $3,512,000 in the comparable 2013 period, a decrease of $144,000 or 4.1%. Basic earnings per share for the three months ended September 30, 2014 were $1.11, compared to $1.15 last year, representing a 3.5% decrease. Annualized return on assets and return on equity for the quarter ended September 30, 2014 was 1.48% and 13.59%, respectively, compared with 1.58% and 15.42% for the same 2013 period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the first nine months of 2014 was $22,736,000, an increase of $327,000, or 1.5%, compared to the same period in 2013.  For the first nine months of 2014, the provision for loan losses totaled $480,000, an increase of $165,000 over the comparable period in 2013.  Consequently, net interest income after the provision for loan losses was $22,256,000 compared to $22,094,000 during the first nine months of 2013.

For the three months ended September 30, 2014, net interest income was $7,574,000 compared to $7,745,000, a decrease of $171,000, or 2.2% over the comparable period in 2013.It should be noted that during the third quarter of 2013, the Bank received a payoff of a non-accrual loan, which resulted in the recognition of $305,000 of non-accrual interest income. The provision for loan losses this quarter was $150,000 compared to $90,000 for last year’s third quarter.  Consequently, net interest income after the provision for loan losses was $7,424,000 for the quarter ended September 30, 2014 compared to $7,655,000 in 2013.

 The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the nine months and three months ended September 30, 2014 and 2013 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates (1)
	Nine Months Ended
	September 30, 2014			September 30, 2013
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	8,839	8	0.12	18,113	25	0.18
Total short-term investments	8,839	8	0.12	18,113	25	0.18
Interest bearing time deposits at banks	2,900	43	2.02	157	2	2.02
Investment securities:
Taxable	215,058	2,701	1.67	213,367	2,865	1.79
Tax-exempt (3)	96,653	3,827	5.28	92,200	3,883	5.62
Total investment securities	311,711	6,528	2.79	305,567	6,748	2.94
Loans:
Residential mortgage loans	187,139	7,950	5.68	180,528	8,214	6.08
Construction	5,116	178	4.66	13,557	506	4.99
Commercial & agricultural loans	269,483	10,963	5.44	249,105	11,128	5.97
Loans to state & political subdivisions	67,114	2,349	4.68	59,394	1,975	4.45
Other loans	8,738	531	8.13	9,861	606	8.22
Loans, net of discount (2)(3)(4)	537,590	21,971	5.46	512,445	22,429	5.85
Total interest-earning assets	861,040	28,550	4.43	836,282	29,204	4.67
Cash and due from banks	3,775			3,748
Bank premises and equipment	11,271			11,432
Other assets	29,283			30,448
Total non-interest earning assets	44,329			45,628
Total assets	905,369			881,910
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	218,557	572	0.35	207,003	586	0.38
Savings accounts	100,619	87	0.12	91,727	113	0.16
Money market accounts	89,595	309	0.46	85,641	303	0.47
Certificates of deposit	259,907	2,323	1.19	272,930	2,892	1.42
Total interest-bearing deposits	668,678	3,291	0.66	657,301	3,894	0.79
Other borrowed funds	40,416	451	1.49	40,391	951	3.15
Total interest-bearing liabilities	709,094	3,742	0.71	697,692	4,845	0.93
Demand deposits	92,150			87,379
Other liabilities	7,253			8,039
Total non-interest-bearing liabilities	99,403			95,418
Stockholders' equity	96,872			88,800
Total liabilities & stockholders' equity	905,369			881,910
Net interest income		24,808			24,359
Net interest spread (5)			3.72%			3.74%
Net interest income as a percentage
of average interest-earning assets			3.85%			3.89%
Ratio of interest-earning assets
to interest-bearing liabilities			121%			120%

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
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

	Analysis of Average Balances and Interest Rates (1)
	Three Months Ended
	September 30, 2014			September 30, 2013
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	15,013	6	0.16	14,342	6	0.16
Total short-term investments	15,013	6	0.16	14,342	6	0.16
Interest bearing time deposits at banks	3,725	19	2.02	466	2	2.02
Investment securities:
Taxable	206,785	845	1.63	217,579	928	1.70
Tax-exempt (3)	98,268	1,278	5.20	93,542	1,288	5.51
Total investment securities	305,053	2,123	2.78	311,121	2,216	2.96
Loans:
Residential mortgage loans	187,951	2,665	5.69	182,457	2,751	5.98
Construction	4,590	56	4.86	16,492	201	4.85
Commercial & agricultural loans	267,780	3,643	5.46	252,580	3,913	6.15
Loans to state & political subdivisions	71,450	827	4.64	59,778	659	4.37
Other loans	8,495	172	8.14	9,753	201	8.17
Loans, net of discount (2)(3)(4)	540,266	7,363	5.47	521,060	7,725	5.88
Total interest-earning assets	864,057	9,511	4.41	846,989	9,949	4.66
Cash and due from banks	3,769			3,894
Bank premises and equipment	11,563			11,392
Other assets	33,227			28,333
Total non-interest earning assets	48,559			43,619
Total assets	912,616			890,608
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	218,615	184	0.34	215,784	204	0.38
Savings accounts	104,897	32	0.12	92,702	37	0.16
Money market accounts	99,466	120	0.48	90,655	111	0.49
Certificates of deposit	255,921	756	1.18	269,978	927	1.36
Total interest-bearing deposits	678,899	1,092	0.64	669,119	1,279	0.79
Other borrowed funds	30,279	142	1.88	34,568	283	3.25
Total interest-bearing liabilities	709,178	1,234	0.70	703,687	1,562	0.88
Demand deposits	97,030			89,245
Other liabilities	7,255			6,582
Total non-interest-bearing liabilities	104,285			95,827
Stockholders' equity	99,153			91,094
Total liabilities & stockholders' equity	912,616			890,608
Net interest income		8,277			8,387
Net interest spread (5)			3.71%			3.78%
Net interest income as a percentage
of average interest-earning assets			3.84%			3.93%
Ratio of interest-earning assets
to interest-bearing liabilities			122%			120%

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ending September 30, 2014 and 2013 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2014	2013	2014	2013
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$ 1,714	$ 1,786	$ 5,278	$ 5,455
Tax equivalent adjustment	434	438	1,301	1,320
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$ 2,148	$ 2,224	$ 6,579	$ 6,775

Interest and fees on loans (non-tax adjusted)	$ 7,094	$ 7,521	$ 21,200	$ 21,799
Tax equivalent adjustment	269	204	771	630
Interest and fees on loans (tax equivalent basis)	$ 7,363	$ 7,725	$ 21,971	$ 22,429

Total interest income	$ 8,808	$ 9,307	$ 26,478	$ 27,254
Total interest expense	1,234	1,562	3,742	4,845
Net interest income	7,574	7,745	22,736	22,409
Total tax equivalent adjustment	703	642	2,072	1,950
Net interest income (tax equivalent basis)	$ 8,277	$ 8,387	$ 24,808	$ 24,359

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended September30, 2014 vs. 2013 (1)			Nine months ended September30, 2014 vs. 2013 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ -	$ -	$ -	$ (10)	$ (7)	$ (17)
Interest bearing time deposits at banks	17	-	17	41	-	41
Investment securities:
Taxable	(50)	(33)	(83)	23	(187)	(164)
Tax-exempt	100	(110)	(10)	235	(291)	(56)
Total investments	50	(143)	(93)	258	(478)	(220)
Loans:
Residential mortgage loans	58	(144)	(86)	326	(590)	(264)
Construction	(146)	1	(145)	(296)	(32)	(328)
Commercial & agricultural loans	221	(491)	(270)	1,796	(1,961)	(165)
Loans to state & political subdivisions	126	42	168	266	108	374
Other loans	(28)	(1)	(29)	(68)	(7)	(75)
Total loans, net of discount	231	(593)	(362)	2,024	(2,482)	(458)
Total Interest Income	298	(736)	(438)	2,313	(2,967)	(654)
Interest Expense:
Interest-bearing deposits:
NOW accounts	-	(20)	(20)	39	(53)	(14)
Savings accounts	6	(11)	(5)	12	(38)	(26)
Money Market accounts	9	-	9	13	(7)	6
Certificates of deposit	(56)	(115)	(171)	(132)	(437)	(569)
Total interest-bearing deposits	(41)	(146)	(187)	(68)	(535)	(603)
Other borrowed funds	(34)	(107)	(141)	-	(500)	(500)
Total interest expense	(75)	(253)	(328)	(68)	(1,035)	(1,103)
Net interest income	$ 373	$ (483)	$ (110)	$ 2,381	$ (1,932)	$ 449

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $24,359,000 for the 2013 nine month period ended September 30, 2013 to $24,808,000 for the 2014 nine month period ended September 30, 2014, an increase of $449,000. The tax equivalent net interest margin decreased from 3.89% for the first nine months of 2013 to 3.85% in 2014.

Total tax equivalent interest income for the 2014 nine month period decreased $654,000 as compared to the 2013 nine month period. This decrease was primarily a result of a decrease of $2,967,000 due to a change in rate, as the yield on interest earning assets decreased from 4.67% to 4.43% or 24 basis points for the comparable periods. This decrease was offset by an increase of $2,313,000 as a result of an increase in the average balance of interest earning assets of $24.8 million for the comparable periods. While the Bank has been able to add interest earning assets, the new assets are priced at lower rates than assets that have matured due to the prolonged low interest rate environment. Additionally, assets repriced at lower rates during the 2014 period.

Tax equivalent investment income for the nine months ended September 30, 2014 decreased $221,000 over the same period last year. The primary cause of this decrease was a decrease in the yield earned on investments of 15 basis points, which caused a decrease in tax equivalent investment income of $478,000. The average balance of total investment securities for the nine months ended September 30, 2014 increased by $6.1 million from September 30, 2013, which resulted in additional income of $257,000.

•
The average balance of taxable securities increased by $1.7 million while tax-exempt securities increased by $4.5 million, which had the effect of increasing interest income by $23,000 and $234,000, respectively, due to volume.

•
The yield on taxable securities decreased 12 basis points from 1.79% to 1.67%, which corresponds to a decrease in interest income of $187,000. The yield on tax-exempt securities decreased 34 basis points, which corresponds to a decrease in interest income of $291,000. The yield on investments declined due to the amount of purchases we made in the current low interest rate environment. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

The purchase of tax-exempt securities, along with municipal loans and investment tax credits, allows us to manage and reduce our effective tax rate as well as the overall yield on our interest earning assets.

Total loan interest income decreased $458,000 for the nine months ended September 30, 2014 compared to the same period last year.

•
Interest income on residential mortgage loans decreased $264,000 primarily as a result of change in rates, which resulted in a decrease of $590,000. The yield earned on residential loans decreased 40 basis points compared to 2013. This was offset by an increase attributed to volume of $326,000 as the average balance increased $6.6 million for the comparable periods.

•
Interest income on construction loans decreased $328,000, primarily due to a change in volume, as the average balance decreased $8.4 million or 62.3%, as projects were completed and transferred primarily to commercial real estate and state and political subdivision loans.

•
The average balance of commercial and agricultural loans increased $20.4 million from a year ago as we continue to focus on this segment of the loan portfolio, utilizing an experienced lending staff. This had a positive impact of $1,796,000 on total interest income due to volume, which was offset by a decrease of $1,961,000 due to rate, as the yield earned decreased from 5.97% to 5.44% due to the continued low rate environment and increased competition.

•
The average balance of state and political subdivision loans increased $7.7 million from a year ago. This had a positive impact of $266,000 on total interest income due to volume. In addition, the yield earned increased 23 basis points to 4.68%, which increased loan interest income $108,000.

Total interest expense decreased $1,103,000 for the nine months ended September 30, 2014 compared with last year. The decrease is primarily attributable to a change in average rate from .93% in 2013 to .71% in the comparable 2014 period, which had the effect of decreasing interest expense by $1,035,000. The continued low interest rate environment prompted by the Federal Reserve had the effect of decreasing our short-term borrowing costs as well as rates on all deposit products. While the Company’s rates on deposit products are below historical averages they are competitive with rates paid by other institutions in the marketplace. The average balance of interest bearing liabilities increased $11.4 million from September 30, 2013 to September 30, 2014. Increases were experienced in NOW accounts of $11.6 million, savings accounts of $8.9 million and money market accounts of $4.0 million. The cumulative effect of these increases was an increase in interest expense of $64,000. Certificates of deposit decreased $13.0 million, which resulted in a decrease in interest expense due to volume of $132,000. (see also “Financial Condition – Deposits”).

•
Interest expense on certificates of deposits decreased $569,000 over the same period last year. There was a decrease in the average rate on certificates of deposit from 1.42% to 1.19% resulting in a decrease in interest expense of $437,000. Additionally, the average balance of certificates of deposit decreased $13.0 million causing a decrease in interest expense of $132,000.

•
Interest expense on other borrowed funds decreased $500,000 over the same period last year. The primary cause of the decrease was the average rate on other borrowed funds decreasing 166 basis points resulting in a decrease in interest expense of $500,000. The decrease in rate on the other borrowed funds is a result of the significant maturities of borrowings in 2013 that were either refinanced long term at a lower rate or that were replaced with overnight borrowings and the maturity of the interest rate swap in the fourth quarter of 2013 that has resulted in a decrease in the interest rate on the trust preferred security.

Tax equivalent net interest income for the three months ended September 30, 2014 was $8,277,000 which compares to $8,387,000 for the same period last year.  This represents a decrease of $110,000 or 1.3%.

Total tax equivalent interest income was $9,511,000 for the 2014 three month period ended September 30, 2014, compared with $9,949,000 for the comparable period last year, a decrease of $438,000. Of this amount, $736,000 was a result of a decrease of 25 basis points on our yield on interest earning assets from 4.66% to 4.41%:

•
Total investment income decreased by $93,000 compared to same period last year.  This was due to an 18 point decrease in rate on investments from 2.96% to 2.78%, which equates to $143,000 decrease in income. This was offset by an increase in income of $50,000 as a result of a $4.7 million increase in tax-exempt securities.

•
Total loan interest income decreased $362,000 compared to last year. This was predominantly due to a change in rate of 41 points from 5.88% to 5.47%, which corresponds to a $593,000 decrease in interest income. This was offset by an increase in volume of $231,000 as a result of a $19.2 million increase in average loans outstanding. During the 2013 quarter, the Bank received $305,000 of non-accrual interest income, which had a positive impact on the quarterly yield for 2013.

Total interest expense decreased $328,000 for the three months ended September 30, 2014 compared with last year as a result of a decrease in the average rate on interest-bearing liabilities of 18 basis points from 0.88% to 0.70% accounting for a $253,000 decrease in interest expense. Additionally, due to a $14.1 million decrease in the average balance of certificates of deposit, there was a $56,000 decrease in interest expense.

Provision for Loan Losses

For the nine month period ending September 30, 2014, we recorded a provision for loan losses of $480,000, which represents an increase of $165,000 from the $315,000 provision recorded in the corresponding nine months of last year. The provision was higher in 2014 than 2013 primarily due to the increase in loan charge-offs in the first nine months of 2014. see “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

For the three months ending September 30, 2014, we recorded a provision of $150,000 compared to $90,000 in 2013.

Non-interest Income

The following table shows the breakdown of non-interest income for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Nine months ended September 30,		Change
	2014	2013	Amount	%
Service charges	$ 3,239	$ 3,313	$ (74)	(2.2)
Trust	528	539	(11)	(2.0)
Brokerage and insurance	398	333	65	19.5
Gains on loans sold	110	236	(126)	(53.4)
Investment securities gains, net	488	385	103	26.8
Earnings on bank owned life insurance	366	377	(11)	(2.9)
Other	337	328	9	2.7
Total	$ 5,466	$ 5,511	$ (45)	(0.8)

	Three months ended September 30,		Change
	2014	2013	Amount	%
Service charges	$ 1,098	$ 1,145	$ (47)	(4.1)
Trust	151	169	(18)	(10.7)
Brokerage and insurance	141	120	21	17.5
Gains on loans sold	40	75	(35)	(46.7)
Investment securities gains, net	242	91	151	165.9
Earnings on bank owned life insurance	124	127	(3)	(2.4)
Other	128	124	4	3.2
Total	$ 1,924	$ 1,851	$ 73	3.9

Non-interest income for the nine months ended September 30, 2014 totaled $5,466,000, a decrease of $45,000 when compared to the same period in 2013. During the first nine months of 2014, investment security gains amounted to $488,000 compared to gains of $385,000 last year. We sold seven agency securities for gains totaling $137,000, three mortgage backed securities in government sponsored entities for gains totaling $78,000, and a portion of a financial institution equity holding for a gain of $101,000 due to favorable market conditions. We also sold one municipal bond for a gain totaling $172,000 based on a review of the security and its market value. In 2013, we sold eight mortgage backed securities that were repaying quickly for a net gain of $104,000, four municipal securities for gains totaling $87,000, four agency securities for gains totaling $46,000 that were maturing later in 2013, portions of three financial institution equity holdings for gains totaling $145,000 and a corporate obligation for a gain of $2,000.

Gains on loans sold decreased $126,000, or 53.4% for the nine months ended September 30, 2014 to $110,000. The decrease is due to the significant refinancing activity of secondary market loans that occurred as a result of the low interest rate environment in place in 2013, which has resulted in fewer loans being refinanced in 2014. This slowdown in secondary market loans is not limited to our primary market, but is occurring across numerous markets throughout the United States. During the first nine months of 2014, the Company received proceeds of $8.1 million from the sale of conforming loans compared to $17.0 million of proceeds for the comparable 2013 period.

The increase in brokerage and insurance revenues of $65,000 for the nine months ended September 30, 2014 compared to the 2013 period is the result of hiring additional brokers in the first part of 2014.

For the three month period ended September 30, 2014, the decrease experienced in gains on loans sold are consistent with the year to date decreases described above. The increase in brokerage revenue in the third quarter is consistent with the increase for the year. The increase in investment security gains for the 2014 quarter was due to the sale of the municipal security, which occurred based on a review of the security and its market value.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Nine months ended
	September 30,		Change
	2014	2013	Amount	%
Salaries and employee benefits	$ 8,600	$ 8,456	$ 144	1.7
Occupancy	967	956	11	1.2
Furniture and equipment	280	372	(92)	(24.7)
Professional fees	731	604	127	21.0
FDIC insurance	345	337	8	2.4
Pennsylvania shares tax	485	548	(63)	(11.5)
Other	3,750	3,411	339	9.9
Total	$ 15,158	$ 14,684	$ 474	3.2

	Three months ended
	September 30,		Change
	2014	2013	Amount	%
Salaries and employee benefits	$ 2,790	$ 2,856	$ (66)	(2.3)
Occupancy	313	302	11	3.6
Furniture and equipment	86	157	(71)	(45.2)
Professional fees	289	187	102	54.5
FDIC insurance	116	112	4	3.6
Pennsylvania shares tax	101	183	(82)	(44.8)
Other	1,372	1,168	204	17.5
Total	$ 5,067	$ 4,965	$ 102	2.1

Non-interest expenses increased $474,000 for the nine months ended September 30, 2014 compared to the same period in 2013. Salaries and employee benefits increased $144,000 or 1.7%. Merit increases effective at the beginning of 2014 and an increase in full time equivalent employees, as part of implementing the Bank’s strategic plan, accounted for an increase in non-interest expenses of approximately $299,000. Insurance related expenses have decreased $173,000 as a result of improvements in claims experience.

As a result of purchasing certain non-capitalized equipment for the online teller system in 2013 and certain assets becoming fully depreciated, furniture and equipment expenses decreased $92,000 or 24.7%. As a result of implementing portions of the Company’s strategic plan, professions fees increased $127,000.

Other expenses increased $339,000 primarily due to an increase in expenses associated with our other real estate owned properties of approximately $105,000 and an $83,000 increase in contributions. A contribution of $100,000 was made in the third quarter of 2014 compared to the fourth quarter of 2013. It should be noted that as a result of the contributions made in the third quarter, a decrease in the Pennsylvania shares tax occurred as a result of a tax credit program implemented by the State of Pennsylvania. As a result of implementing an online teller system and other parts of the Company’s strategic plan, software and subscription expenses increased $88,000.

For the three months ended, September 30, 2014, non-interest expenses increased $102,000 when compared to the same period in 2013. Other expenses increased, $204,000 primarily due to an increase in contributions of $101,000 as discussed above and an increased in other real estate owned expenses of $57,000. The increase in professional fees was due to implementing portions of the Company’s strategic plan. The decrease in the Pennsylvania shares tax of $82,000 for the quarter is due the tax credit program mentioned in the previous paragraph. The decreased in furniture and fixtures for the quarter corresponds to the year to date decrease and is a result of purchasing non-capitalized equipment in the third quarter of 2013 for the online teller system. The decrease in salaries and employee benefits is primarily due to a decrease in insurance related costs of $91,000 offset by merit and headcount increases of $53,000.

Provision for Income Taxes

The provision for income taxes was $2,655,000 for the nine month period ended September 30, 2014 compared to $2,842,000 for the same period in 2013.  The decrease is primarily attributable to a decrease in income before provision for income taxes of $357,000. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 21.1% and 22.0% for the first nine months of 2014 and 2013, respectively, compared to the statutory rate of 34%.

For the three months ended September 30, 2014, the provision for income taxes was $913,000 compared to $1,029,000 for the same period in 2013. The decrease is primarily attributable to the decrease in income before provision for income taxes of $260,000. Our effective tax rate was 21.3% and 22.7% for the three months ended September 30, 2014 and 2013, respectively, compared to the statutory rate of 34%.

 We have invested in four limited partnership agreements that established low-income housing projects in our market areas. We anticipate recognizing an aggregate of $1.3 million of tax credits over the next ten years, with an additional $50,000 to be recognized during 2014.

 Financial Condition

Total assets were $913.0 million at September 30, 2014, a decrease of $1.9 million, or 0.2% from $914.9 million at December 31, 2013.  Cash and cash equivalents increased $1.2 million or 12.3% to $11.3 million. Investment securities decreased to $308.3 million and net loans increased 0.6% to $536.9 million at September 30, 2014.  Total deposits increased $19.7 million to $768.0 million since year-end 2013, while borrowed funds decreased $29.2 million to $37.7 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $11.3 million at September 30, 2014 compared to $10.1 million at December 31, 2013, an increase of $1.2 million. Management actively measures and evaluates its liquidity through our Asset–Liability Committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments
The following table shows the composition of the investment portfolio as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$ 146,485	47.5	$ 152,189	48.0
U. S. Treasury notes	11,530	3.7	11,309	3.6
Obligations of state & political
subdivisions	100,423	32.6	95,005	29.9
Corporate obligations	14,100	4.6	16,802	5.3
Mortgage-backed securities in
government sponsored entities	33,982	11.0	40,671	12.8
Equity securities in financial
institutions	1,763	0.6	1,325	0.4
Total	$ 308,283	100.0	$ 317,301	100.0

	September 30, 2014/
	December 31, 2013
	Change
(dollars in thousands)	Amount	%
Available-for-sale:
U. S. Agency securities	$ (5,704)	(3.7)
U. S. Treasury notes	221	2.0
Obligations of state & political
subdivisions	5,418	5.7
Corporate obligations	(2,702)	(16.1)
Mortgage-backed securities in
government sponsored entities	(6,689)	(16.4)
Equity securities in financial
institutions	438	33.1
Total	$ (9,018)	(2.8)

Our investment portfolio decreased by $9.0 million, or 2.8%, from December 31, 2013 to September 30, 2014.  During 2014, we purchased approximately $34.5 million of U.S. agency obligations, $9.7 million of state and local obligations and $601,000 of equity securities in financial institutions, which helped offset the $5.2 million of principal repayments and $34.2 million of calls and maturities that occurred during the nine month period. We also sold $17.3 million of various securities at a gain of $488,000. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the nine month period ending September 30, 2014 yielded 2.79% compared to 2.94% for the same period in 2013 on a tax equivalent basis.

As a result of the Federal Reserve’s continued commitment to a low rate policy, investment yields are significantly below historical levels. The Company’s investment strategy in 2014 has been to purchase agency securities with maturities of less than five years and high quality municipal bonds with high coupons. Due to the steepness of the yield curve of maturities between two to five years, the Bank believes it has provided itself protection to rising interest rates, if they occur. Additionally, high coupon municipal bonds have less price volatility in rising rate scenarios than similar lower coupon bonds. We believe this strategy will enable us to reinvest cash flows in the next two to five years when and if investment opportunities improve and to manage interest rate risk levels.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the securities portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

Loans

The following table shows the composition of the loan portfolio as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30, 2014		December 31, 2013
	Amount	%	Amount	%
Real estate:
Residential	$ 187,315	34.5	$ 187,101	34.6
Commercial	187,692	34.5	193,087	35.7
Agricultural	24,196	4.5	22,001	4.1
Construction	4,960	0.9	8,937	1.7
Consumer	8,798	1.6	9,563	1.7
Other commercial and agricultural loans	56,664	10.4	54,029	10.0
State & political subdivision loans	74,130	13.6	65,894	12.2
Total loans	543,755	100.0	540,612	100.0
Less allowance for loan losses	6,816		7,098
Net loans	$ 536,939		$ 533,514

	September 30, 2014/
	December 31, 2013
	Change
	Amount	%
Real estate:
Residential	$ 214	0.1
Commercial	(5,395)	(2.8)
Agricultural	2,195	10.0
Construction	(3,977)	(44.5)
Consumer	(765)	(8.0)
Other commercial and agricultural loans	2,635	4.9
State & political subdivision loans	8,236	12.5
Total loans	$ 3,143	0.6

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

Total loans increased $3.1 million or 0.6% during the first nine months of 2014. The increase in loans was primarily driven by several large state and political loans, which were originated during 2014. Commercial real estate loans decreased $5.4 million primarily as a result of several large pay-offs, particularly of participation loans during the first part of the year. The decrease in construction loans was the result of transfers to commercial real estate and municipal loans upon the completion of two projects. The increase in commercial and other loans was primarily the result of two customers with lines of credit that increased $2.5 million.

 During the first three quarters of 2014, we have experienced soft loan demand for commercial related loans throughout our primary market. As a result of this soft demand, there has also been an increase in pricing pressure for the loan demand that we are seeing in our markets. This increased competition has resulted in the Bank changing terms of loans in order to maintain the relationship. While obtaining and maintaining commercial relationships has become more competitive, the Company is still focused on growing commercial real estate, commercial and agricultural and state and political subdivision loans as a means to increase loan growth and obtain deposits from farmers, small businesses and municipalities throughout our market area.  As a community bank, we strive to meet the unique needs and provide solutions to customers within our service area.  The local economy has been impacted by natural gas exploration activities, which are impacted by regulations and changes in the market price of natural gas. Due to the low price for natural gas, exploration activities have been curtailed in 2014. We work closely with local municipalities and school districts to meet their needs that otherwise would be provided by the municipal bond market.

Loan demand for conforming mortgages, which the Company typically sells on the secondary market, also decreased in comparison to the prior year. Due to the decline in demand for non-conforming mortgages and the difficult investment environment, the Company decided during the first part of 2014 and 2013 that certain 15 year mortgage loans that met secondary market standards would not be sold on the secondary market, but would instead be held as part of the Bank’s residential real estate portfolio. During the first nine months of 2014 and 2013, the Company decided not to sell $3.7 million and $6.9 million, respectively, of residential mortgages that met secondary market standards. During the first nine months of 2014, $8.1 million of loans were originated to be sold on the secondary market, which compares to $17.0 million for the comparable period in 2013. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income. Management continues to explore new competitively priced products and to build technologies which make it easier and more efficient for customers to choose the Company for their mortgage needs.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the nine months ended September 30, 2014 and for the years ended December 31, 2013, 2012, 2011 and 2010 (dollars in thousands):

	September 30,	December 31,
	2014	2013	2012	2011	2010
Balance
at beginning of period	$ 7,098	$ 6,784	$ 6,487	$ 5,915	$ 4,888
Charge-offs:
Real estate:
Residential	45	17	95	101	147
Commercial	486	62	2	29	53
Agricultural	-	-	-	-	-
Consumer	40	54	54	71	35
Other commercial and agricultural loans	221	1	21	6	173
Total loans charged-off	792	134	172	207	408
Recoveries:
Real estate:
Residential	-	5	-	-	4
Commercial	9	5	9	15	11
Agricultural	-	-	-	-	-
Consumer	21	33	33	57	45
Other commercial and agricultural loans	-	-	7	32	120
Total loans recovered	30	43	49	104	180

Net loans charged-off	762	91	123	103	228
Provision charged to expense	480	405	420	675	1,255
Balance at end of year	$ 6,816	$ 7,098	$ 6,784	$ 6,487	$ 5,915

Loans outstanding at end of period	$ 543,755	$ 540,612	$ 502,463	$ 487,509	$ 473,517
Average loans outstanding, net	$ 537,590	$ 516,748	$ 496,822	$ 474,972	$ 468,620
Non-performing assets:
Non-accruing loans	$ 6,751	$ 8,097	$ 8,067	$ 9,165	$ 11,853
Accrual loans - 90 days or more past due	763	697	506	275	692
Total non-performing loans	$ 7,514	$ 8,794	$ 8,573	$ 9,440	$ 12,545
Foreclosed assets held for sale	1,564	1,360	616	860	693
Total non-performing assets	$ 9,078	$ 10,154	$ 9,189	$ 10,300	$ 13,238

Annualized net charge-offs to average loans	0.19%	0.02%	0.02%	0.02%	0.05%
Allowance to total loans	1.25%	1.31%	1.35%	1.33%	1.25%
Allowance to total non-performing loans	90.71%	80.71%	79.13%	68.72%	47.15%
Non-performing loans as a percent of loans
net of unearned income	1.38%	1.63%	1.71%	1.94%	2.65%
Non-performing assets as a percent of loans
net of unearned income	1.67%	1.88%	1.83%	2.11%	2.80%

Management believes it uses the best information available when estimating the allowance for loan losses and that the allowance for loan losses is adequate as of September 30, 2014.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

 The balance in the allowance for loan losses was $6,816,000 or 1.25% of total loans as of September 30, 2014 as compared to $7,098,000 or 1.31% of loans as of December 31, 2013.  The $282,000 decrease is a result of a $480,000 provision for the first nine months offset by net charge-offs of $762,000. The net charge-offs for 2014 are significantly higher than historical charge-offs for the Bank, primarily as a result of two relationships. In June, we recorded charge-offs for these two relationships of $463,000 and $145,000, respectively, which in the prior quarter had been specifically reserved for as part of the allowance calculation. Net charge-offs for all of 2013 were $91,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of September 30, 2014 and December 31, 2013, 2012, 2011 and 2010:

	September 30,		December 31
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$ 886	34.5	$ 946	34.6	$ 875	35.4	$ 805	37.7	$ 969	39.1
Commercial, agricultural	3,703	39.0	4,558	39.8	4,437	38.8	4,132	37.9	3,380	36.2
Construction	23	0.9	50	1.7	38	2.4	15	1.7	22	2.1
Consumer	86	1.6	105	1.7	119	2.1	111	2.2	108	2.4
Other commercial and agricultural loans	1,163	10.4	942	10.0	728	9.5	674	9.1	983	10.0
State & political subdivision loans	450	13.6	330	12.2	271	11.8	235	11.4	137	10.2
Unallocated	505	N/A	167	N/A	316	N/A	515	N/A	316	N/A
Total allowance for loan losses	$ 6,816	100.0	$ 7,098	100.0	$ 6,784	100.0	$ 6,487	100.0	$ 5,915	100.0

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate total 39.0% of the loan portfolio, 54.3% of the allowance is assigned to this segment of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions.

The following table identifies amounts of loans contractually past due 30 to 89 days and non-performing loans by loan category, as well as the change from December 31, 2013 to September 30, 2014 in non-performing loans(dollars in thousands). Non-performing loans include those loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	September 30, 2014				December 31, 2013
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days				30 - 89 Days
	Past Due	90 Days Past	Non-	Total Non-	Past Due	90 Days Past	Non-	Total Non-
(in thousands)	Accruing	Due Accruing	accrual	Performing	Accruing	Due Accruing	accrual	Performing
Real estate:
Residential	$ 1,025	$ 432	$ 913	$ 1,345	$ 1,006	$ 352	$ 685	$ 1,037
Commercial	408	331	5,003	5,334	215	344	7,247	7,591
Agricultural	42	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Consumer	56	-	50	50	132	1	15	16
Other commercial and
agricultural loans	21	-	785	785	17	-	150	150
Total nonperforming loans	$ 1,552	$ 763	$ 6,751	$ 7,514	$ 1,370	$ 697	$ 8,097	$ 8,794

	Change in Non-Performing Loans
	September 30, 2014 /December 31, 2013
(in thousands)	Amount	%
Real estate:
Residential	$ 308	29.7
Commercial	(2,257)	(29.7)
Agricultural	-	N/A
Construction	-	N/A
Consumer	34	212.5
Other commercial and agricultural loans	635	423.3
Total nonperforming loans	$ (1,280)	(14.6)

For the nine month period ending September 30, 2014, we recorded a provision for loan losses of $480,000, which compares to $315,000 for the same time period in 2013. Non-performing loans decreased $1.3 million or 14.6%, from December 31, 2013 to September 30, 2014. The decrease was primarily attributable to the charge-offs of two relationships previously mentioned and two foreclosures completed in the second and third quarters of 2014. Approximately 64.2% of the Bank’s non-performing loans are associated with the following three customer relationships:

•
A commercial customer with a total loan relationship of $3.7 million secured by 164 residential properties was considered non-accrual as of September 30, 2014. In the first quarter of 2011, the Company and borrower entered into a forbearance agreement to restructure the debt. In July of 2013, the customer filed for bankruptcy under Chapter 11 and a Trustee was appointed in January of 2014. Through September 30, 2014 all loan payments in accordance with the forbearance agreement have been made, which has resulted in no specific reserve allocation as of September 30, 2014. We continue to monitor the bankruptcy proceedings to identify potential changes in the customer’s operations and the impact these would have on the loan payments for our loans to the customer and the underlying collateral that supports these loans.

•
A commercial customer with a relationship of approximately $473,000 after a charge-off of $463,000 during the second quarter of 2014, secured by real estate was considered non-accrual as of September 30, 2014. The current economic conditions have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and in the second quarter charged-off of a portion of the balance associated with this customer, which was based on the appraised value of collateral and as a result there is no specific reserve as of September 30, 2014.

•
A commercial customer with a relationship of approximately $670,000 secured by real estate, equipment and accounts receivable was considered non-accrual as of September 30, 2014. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer. Management reviewed the collateral, which resulted in a specific reserve of $6,100 as of September 30, 2014.

Management of the Bank believes that the allowance for loan losses is adequate, which is based on the following factors:

•	One loan relationship comprises 49.0% of the non-performing loan balance, whose debt is current through September 30, 2014.

•
Net and gross charge-offs continue to be comparable to the Bank’s peer group, even though they are higher than the Bank’s historical standard. Annualized net charge-offs for 2014 are 0.19% of the total loan portfolio, which is higher than 2013’s ratio of 0.02%.

•
The primary market of the Bank has a relatively stable real estate market and did not experience the significant decrease in the collateral values of local residential, commercial or agricultural real estate loan portfolios as seen in other parts of the country. The local real estate market also did not realize the significant, and sometimes speculative, increases seen in other parts of the country. Finally, our market area is predominately centered in a natural gas exploration and drilling area, and while the activities associated with this exploration are cyclical, it has provided a positive impact on the value of local real estate.

Bank Owned Life Insurance

The Company purchased bank owned life insurance to offset future employee benefit costs.  As of September 30, 2014, the cash surrender value of this life insurance is $15,045,000, which has resulted in income recognized in the first nine months of 2014 of $366,000 compared to $377,000 during the comparable period in 2013. The use of life insurance policies provides the Bank with an asset that will generate earnings to partially offset the current costs of benefits and eventually (at the death of the individuals) provides partial recovery of cash outflows associated with the benefits.

Premises and Equipment

Premises and equipment increased from $11.1 million at December 31, 2013 to $11.8 million at September 30, 2014. This occurred primarily as a result of transfer from other assets for land held for expansion and costs associated with the construction of a branch in the Lock Haven market, where we currently have a loan production office. There were other purchases of equipment totaling $526,000 and depreciation of $407,000 in 2014.

Deposits

The following table shows the composition of deposits as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	September 30,		December 31,
	2014		2013
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 94,049	12.2	$ 85,585	11.4
NOW accounts	216,442	28.2	215,656	28.8
Savings deposits	103,723	13.5	95,678	12.8
Money market deposit accounts	100,254	13.1	85,038	11.4
Certificates of deposit	253,574	33.0	266,359	35.6
Total	$ 768,042	100.0	$ 748,316	100.0

	September 30, 2014/
	December 31, 2013
	Change
	Amount	%
Non-interest-bearing deposits	$ 8,464	9.9
NOW accounts	786	0.4
Savings deposits	8,045	8.4
Money market deposit accounts	15,216	17.9
Certificates of deposit	(12,785)	(4.8)
Total	$ 19,726	2.6

Deposits increased $19.7 million since December 31, 2013. The biggest increase was in money market deposit accounts, which increased $15.2 million and is primarily driven by an increase in state and political deposits. The increase in savings accounts of $8.0 million was primarily the result of one customer, which increased $4.7 million who is in the middle of a construction project and has deposited construction funds with the Bank. The increase in non-interest bearing deposits of $8.5 million was a result of increases across numerous customers. Similar to the prior year, as CD’s mature, some customers are converting the balances to other deposits accounts at the bank. This is occurring as customers are seeking more liquidity during this low rate environment. The Bank currently does not have any outstanding brokered certificates of deposit.

Borrowed Funds

Borrowed funds decreased $29.2 million during the first nine months of 2014. The decrease was the result of repaying $4.2 million of maturing terms notes from the FHLB and $36.7 million of overnight borrowings from the FHLB. The repayments were offset by borrowing $12.8 million from the FHLB, of which $6.8 million had a maturity greater than one year, with the remaining $6.0 million maturing in nine months from the date it was borrowed. Additionally, there was a decrease of approximately $1.1 million in the balances outstanding under repurchase agreements. The Bank’s current strategy for borrowings is to consider terms and structures to manage interest rate risk and liquidity in a potential rising interest rate environment. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

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

Total stockholders’ equity was $99.2 million at September 30, 2014 compared to $92.1 million at December 31, 2013, an increase of $7.1 million or 7.7%.  Excluding accumulated other comprehensive income (loss) stockholders’ equity increased $4.4 million, or 4.7%. The Company purchased 10,759 shares of treasury stock at a weighted average cost of $52.34 per share.  The Company reissued 7,510 shares as part of the dividend reinvestment program at a weighted average cost of $50.13 and 392 shares that were awarded as part of the restricted stock plan at a weighted average cost of $48.36. In the first nine months of 2014, the Company had net income of $9.9 million and declared cash dividends of $5.4 million, or $1.77 per shares, representing a cash dividend payout ratio of 54.4%. Of the $1.77 per share dividend declared, $0.60 per share represented a special cash dividend that was declared during the third quarter of 2014, which resulted in the higher than average dividend payout ratio for the Company.

All of the Company’s investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. As a result of changes in the interest rate environment, accumulated other comprehensive income (loss) associated with the change in investment securities increased $2.7 million from December 31, 2013 and accounts for the majority of the total change in accumulated other comprehensive income (loss) of $2.7 million.

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

	September 30,		December 31,
	2014		2013
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$ 104,740	18.28%	$ 100,320	17.75%
For capital adequacy purposes	45,830	8.00%	45,211	8.00%
To be well capitalized	57,288	10.00%	56,514	10.00%
Tier I capital (to risk-weighted assets)
Company	$ 97,507	17.02%	$ 92,902	16.44%
For capital adequacy purposes	22,915	4.00%	22,606	4.00%
To be well capitalized	34,373	6.00%	33,908	6.00%
Tier I capital (to average assets)
Company	$ 97,507	10.78%	$ 92,902	10.42%
For capital adequacy purposes	36,190	4.00%	35,669	4.00%
To be well capitalized	45,237	5.00%	44,587	5.00%

The Bank’s computed risk-based capital ratios are as follows (dollars in thousands):

	September 30,		December 31,
	2014		2013
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$ 102,744	17.98%	$ 97,863	17.35%
For capital adequacy purposes	45,704	8.00%	45,135	8.00%
To be well capitalized	57,130	10.00%	56,418	10.00%
Tier I capital (to risk-weighted assets)
Bank	$ 95,632	16.74%	$ 90,639	16.07%
For capital adequacy purposes	22,852	4.00%	22,567	4.00%
To be well capitalized	34,278	6.00%	33,851	6.00%
Tier I capital (to average assets)
Bank	$ 95,632	10.59%	$ 90,639	10.18%
For capital adequacy purposes	36,132	4.00%	35,615	4.00%
To be well capitalized	45,165	5.00%	44,519	5.00%

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2014 and December 31, 2013 (in thousands):
	September 30, 2014	December 31, 2013
Commitments to extend credit	$ 119,511	$ 89,847
Standby letters of credit	10,176	12,014
	$ 129,687	$ 101,861

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at September 30, 2014 and December 31, 2013 was $12,357,000 and $12,450,000, respectively.  The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other significant uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first nine months of 2014 were $555,000, compared to $339,000 during the same time period in 2013.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short-term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $262.3 million, of which $24.1 million was outstanding at September 30, 2014. Additionally, we have a Federal funds line totaling $10.0 million from a third party bank at market rates.  This line is not drawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $9.0 million, which also is not drawn upon as of September 30, 2014. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At September 30, 2014, Citizens Financial Services, Inc. had liquid assets of $1.0 million.

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

The primary components of interest-sensitive assets include adjustable-rate loans and investments, loan repayments, investment maturities and money market investments.  The primary components of interest-sensitive liabilities include maturing certificates of deposit, IRA certificates of deposit and short-term borrowings.  Savings deposits, NOW accounts and money market investor accounts are considered core deposits and are not short-term interest sensitive (except for the top-tier money market investor accounts, typically help by local governments, which are paid current market interest rates).

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

The Bank currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Bank’s risk exposure.  In this analysis, the Bank examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of September 30, 2014 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-100 Shock	$ 29,529	$ (223)	(0.75)
Base	29,752	-	-
+100 Shock	28,677	(1,075)	(3.61)
+200 Shock	27,722	(2,030)	(6.82)
+300 Shock	26,816	(2,936)	(9.87)
+400 Shock	25,788	(3,964)	(13.32)

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

(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. At September 30, 2014 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
7/1/14 to 7/31/14	-	-	-	77,716
8/1/14 to 8/31/14	-	-	-	77,716
9/1/14 to 9/30/14	-	-	-	77,716
Total	-	-	-	77,716

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
101 **
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Cash Flows (unaudited) and (v) related notes (unaudited).

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

Citizens Financial Services, Inc. (Registrant)

November 6, 2014	By:	/s/ Randall E. Black
Randall E. Black
President and Chief Executive Officer (Principal Executive Officer)

November 6, 2014	By:	/s/ Mickey L. Jones
Mickey L. Jones
Chief Financial Officer (Principal Accounting Officer)