Form 10-K
period 2014-12-31
CITIZENS FINANCIAL SERVICES INC
filed 2015-03-12
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

■     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2014

or

□     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-13222

CITIZENS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	23-2265045
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
15 South Main Street, Mansfield, Pennsylvania	16933
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(570) 662-2121

Securities registered pursuant to Section 12(b) of the Act:	None

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
    □  Yes     ■  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $146,929,872 as of June 30, 2014.

As of February 23, 2015, there were 3,029,726 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference to the Registrant’s Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders.

Citizens Financial Services, Inc. Form 10-K INDEX
Page
PART I
ITEM 1 – BUSINESS	1 – 8
ITEM 1A – RISK FACTORS	8 – 13
ITEM 1B – UNRESOLVED STAFF COMMENTS	13
ITEM 2 – PROPERTIES	13
ITEM 3 – LEGAL PROCEEDINGS	13
ITEM 4 – MINE SAFETY DISCLOSURES	13
PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	14 – 15
ITEM 6 – SELECTED FINANCIAL DATA	16
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17 – 46
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	46
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	47 – 93
ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	94
ITEM 9A – CONTROLS AND PROCEDURES	94
ITEM 9B– OTHER INFORMATION	94
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	95
ITEM 11 – EXECUTIVE COMPENSATION	95
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	95 – 96
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	96
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES	96
PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	97 – 98
SIGNATURES	99

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

AVAILABLE INFORMATION

A copy of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current events reports on Form 8-K, and amendments to these reports, filed or furnished pursuant to Section 13(a) or 15(d)  of the Securities Exchange Act of 1934, as amended, are made available free of charge through the Company’s web site at www.firstcitizensbank.com as soon as reasonably practicable after such reports are filed with or furnished to  the Securities and Exchange Commission. Information on our website shall not be considered as incorporated by reference into this Form 10-K.

FIRST CITIZENS COMMUNITY BANK

The Bank is a full-service bank engaged in a broad range of banking activities and services for individual, business, governmental and institutional customers.  These activities and services principally include checking, savings, and time deposit accounts; residential, commercial and agricultural real estate, commercial and industrial, state and political subdivision and consumer loans; and a variety of other specialized financial services.  The Trust and Investment division of the Bank offers a full range of client investment, estate, mineral management and retirement services.

The Bank’s main office is located at 15 South Main Street, Mansfield, (Tioga County) Pennsylvania.  The Bank’s primary market area consists of the Pennsylvania Counties of Bradford, Potter and Tioga in north central Pennsylvania.  It also includes Allegany, Steuben, Chemung and Tioga Counties in Southern New York.  The economy of the Bank’s market area is diversified and includes manufacturing industries, wholesale and retail trade, service industries, family farms and the production of natural resources of gas and timber.  We are dependent geographically upon the economic conditions in north central Pennsylvania and the southern tier of New York.  In addition to the main office, the Bank has 16 other full service branch offices in its market area and two loan production offices located in Clinton and Luzerne Counties in Pennsylvania. In February 2015, the Bank opened a full service branch that replaced the loan production office in Clinton County.

As of December 31, 2014, the Bank had 172 full time employees and 34 part-time employees, resulting in 189 full time equivalent employees at our corporate offices and other banking locations.

COMPETITION

The banking industry in the Bank’s service area is competitive, both among commercial banks and with financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies, credit unions and internet entities.  The increased competition has resulted from changes in the legal and regulatory guidelines as well as from economic conditions, specifically, the additional wealth resulting from the exploration for natural gas in in our primary market.  Mortgage banking firms, financial companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms and government sponsored agencies, such as Freddie Mac and Fannie Mae, provide additional competition for loans and other financial services.  The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Additional information related to our business and competition is included in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

SUPERVISION AND REGULATION

GENERAL

The Bank is subject to extensive regulation, examination and supervision by the Pennsylvania Department of Banking (“PDB”) and, as a member of the Federal Reserve System, by the Board of Governors of the Federal Reserve System (the “FRB”).  Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, terms of deposit accounts, loans a bank makes, the interest rates a bank charges and collateral a bank takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches.  The Company is registered as a bank holding company and is subject to supervision and regulation by FRB under the Bank Holding Company Act of 1956, as amended (the “BHCA”).

PENNSYLVANIA BANKING LAWS

The Pennsylvania Banking Code (“Banking Code”) contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rule-making power and administrative discretion to the PDB so that the supervision and regulation of state chartered banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

Pennsylvania law also provides Pennsylvania state chartered institutions elective parity with the power of national banks, federal thrifts, and state-chartered institutions in other states as authorized by the FDIC, subject to a required notice to the PDB. The Federal Deposit Insurance Corporation Act (“FDIA”), however, prohibits state chartered banks from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the FDIC determines the activity or investment does not pose a significant risk of loss to the Deposit Insurance Fund and (2) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to the Bank by the Banking Code is restricted by the FDIA.

In April 2008, banking regulators in the States of New Jersey, New York, and Pennsylvania entered into a Memorandum of Understanding (the “Interstate MOU”) to clarify their respective roles, as home and host state regulators, regarding interstate branching activity on a regional basis pursuant to the Riegle-Neal Amendments Act of 1997. The Interstate MOU establishes the regulatory responsibilities of the respective state banking regulators regarding bank regulatory examinations and is intended to reduce the regulatory burden on state chartered banks branching within the region by eliminating duplicative host state compliance exams.  Under the Interstate MOU, the activities of branches we established in New York would be governed by Pennsylvania state law to the same extent that federal law governs the activities of the branch of an out-of-state national bank in such host states. Issues regarding whether a particular host state law is preempted are to be determined in the first instance by the PDB. In the event that the PDB and the applicable host state regulator disagree regarding whether a particular host state law is pre-empted, the PDB and the applicable host state regulator would use their reasonable best efforts to consider all points of view and to resolve the disagreement.

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

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a transition period and a one-time opt-out election.

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

It is management’s belief that, as of December 31, 2014, we would have met all capital adequacy requirements under the new capital rules on a fully phased-in basis if such requirements were then in effect.

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

Under Pennsylvania law, the Bank may only declare and pay dividends from its accumulated net earnings.  In addition, the Bank may not declare and pay dividends from the surplus funds that Pennsylvania law requires that it maintain.  Under these policies and subject to the restrictions applicable to the Bank, the Bank could have declared, during 2014, without prior regulatory approval, aggregate dividends of approximately $19.3 million, plus net profits earned to the date of such dividend declaration.

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

On February 7, 2011, as required by the Dodd-Frank Act, the FDIC issued final rules implementing changes to the assessment rules. The rule, which took effect April 1, 2011, changes the assessment base used for calculating deposit insurance assessments from deposits to total assets less tangible (Tier 1) capital. Since the new base is larger than the previous base, the FDIC also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. The range of adjusted assessment rates is now 2.5 to 45 basis points of the new assessment base. The rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which are thought to have greater access to nondeposit funding. No institution may pay a dividend if it is in default of its assessments.

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

FEDERAL RESERVE SYSTEM

Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily NOW and regular checking accounts). For 2015, the Bank is required to maintain average daily reserves equal to 3% on aggregate transaction accounts of up to $103.6 million, plus 10% on the remainder, and the first $14.5 million of otherwise reservable balances will be exempt. These reserve requirements are subject to adjustment by the FRB.  The Bank is in compliance with the foregoing requirements.

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

Local economic conditions are being increasingly impacted by the exploration and drilling activities for natural gas in the in the Marcellus and Utica Shale formations.

The economy in a large portion of our market areas has become increasingly influenced by the natural gas industry. Our market area is predominately centered in the Marcellus and Utica Shale natural gas exploration and drilling area.  These natural gas exploration and drilling activities have significantly impacted the overall interest in real estate in our market area due to the related lease and royalty revenues associated with it.  The natural gas activities have had a positive impact on the value of local real estate. Additionally, many of our customers provide transportation and other services and products that support natural gas exploration and production activities.  Moreover, we have experienced an increase in deposits as a result of this natural resource exploration and have developed products specifically targeting those that have benefited from this activity. Exploration and drilling of the natural gas reserves in our market area may be affected by federal, state and local laws and regulations such as restrictions on production, permitting, changes in taxes and environmental protection. In addition, these activities can be affected by the market price for natural gas. These factors could negatively impact our customers and, as a result, negatively impact our loan and deposit volume.  If there is a significant downturn in this industry, as a result of regulatory action or otherwise, the ability of our borrowers to repay their loans in accordance with their terms could be negatively impacted and/or reduce demand for loans. Finally, the borrowing needs of some of the residents in our market area have been limited due to the economic benefits afforded them as a result of the exploration activities.  These factors could have a material adverse effect on our business, prospects, financial condition and results of operations.

Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers do not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial results and condition. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. In addition, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. A decline in the national economy and the local economies of the areas in which the loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, bank regulators may require us to make a provision for loan losses or otherwise recognize further loan charge-offs following their periodic review of our loan portfolio, our underwriting procedures, and our loan loss allowance. Any increase in our allowance for loan losses or loan charge-offs as required by such regulatory authorities could have a material adverse effect on our financial condition and results of operations. Our allowance for loan losses amounted to $6.8 million, or 1.23% of total loans outstanding and 91.7% of nonperforming loans, at December 31, 2014. Our allowance for loan losses at December 31, 2014 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at December 31, 2014, we had a total of 24 loan relationships with outstanding balances that exceeded $3.0 million, 23 of which were performing according to their original terms. However, the deterioration of one or more of these loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

Our emphasis on commercial real estate, agricultural, construction and municipal lending may expose us to increased lending risks.

At December 31, 2014, we had $190.9 million in loans secured by commercial real estate, $24.6 million in agricultural loans, $6.4 million in construction loans and $79.7 million in municipal loans. Commercial real estate loans, agricultural, construction and municipal loans represented 34.5%, 4.4%, 1.1% and 14.4%, respectively, of our loan portfolio.  At December 31, 2014, we had $4.4 million of reserves specifically allocated to these loan types.  While commercial real estate, agricultural, construction and municipal loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans.

Loan participations have been a significant source of loan originations in recent periods and a decline in loan participation volume could hurt profits and slow loan growth.

We have actively engaged in loan participations in recent periods whereby we are invited to participate in loans, primarily commercial real estate and municipal loans, originated by another financial institution known as the lead lender.  We have participated with other financial institutions in both our primary markets and out of market areas. Loan participations accounted for approximately $4.2 million, $14.3 million and $14.4 million, or 28.4%, 37.6% and 100% of the Company’s loan growth during 2012, 2013 and 2014, respectively.  Our profits and loan growth could be significantly and adversely affected if the volume of loan participations would materially decrease, whether because loan demand declines, loan payoffs, lead lenders may come to perceive us as a potential competitor in their respective market areas, or otherwise.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio monthly and at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2014, our investment portfolio included available for sale investment securities with an amortized cost of $301.5 million and a fair value of $306.1 million, which included unrealized losses on 58 securities totaling $916,000.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down theses securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Income from secondary mortgage market operations is volatile, and we may incur losses or charges with respect to our secondary mortgage market operations which would negatively affect our earnings.

We generally sell in the secondary market the longer term fixed-rate residential mortgage loans that we originate, earning non-interest income in the form of gains on sale. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans available for sale. Furthermore, the prolonged low interest rate environment has reduced the demand for loans available for sale.  In addition to interest rate levels, weak or deteriorating economic conditions also tend to reduce loan demand. Although we sell loans in the secondary market without recourse, we are required to give customary representations and warranties to the buyers. If we breach those representations and warranties, the buyers can require us to repurchase the loans and we may incur a loss on the repurchase. Because we generally retain the servicing rights on the loans we sell in the secondary market, we are required to record a mortgage servicing right asset, which we test annually for impairment. The value of mortgage servicing rights tends to increase with rising interest rates and to decrease with falling interest rates. If we are required to take an impairment charge on our mortgage servicing rights our earnings would be adversely affected.

The Company’s financial condition and results of operations are dependent on the economy in the Bank’s market area.

The Bank’s primary market area consists of the Pennsylvania Counties of Bradford, Clinton, Potter, and Tioga in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga Counties in Southern New York.  As of December 31, 2014, management estimates that approximately 92.6% of deposits and 76.7% of loans came from households whose primary address is located in the Bank’s primary market area.  Because of the Bank’s concentration of business activities in its market area, the Company’s financial condition and results of operations depend upon economic conditions in its market area.  Adverse economic conditions in our market area could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.  Conditions such as inflation, recession, unemployment, high interest rates and short money supply and other factors beyond our control may adversely affect our profitability.  We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the States of Pennsylvania and New York could adversely affect the value of our assets, revenues, results of operations and financial condition.  Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

A return of recessionary conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Although the U.S. economy is not currently in a recession, economic growth has been slow and uneven, and the percentage of people out of the workforce is at historical levels. A return to prolonged deteriorating economic conditions and/or continued negative developments in the domestic and international credit markets could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

Regulation of the financial services industry is undergoing major changes, and future legislation could increaseour cost of doing business or harm our competitive position.

We are subject to extensive regulation, supervision and examination by the FRB and the PDB, our primary regulators, and by the FDIC, as insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our profitability and operations. Future legislative changes could require changes to business practices or force us to discontinue businesses and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

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

The Bank faces intense competition both in making loans and attracting deposits.  This competition has made it more difficult for the Bank to make new loans and at times has forced the Bank to offer higher deposit rates.  Price competition for loans and deposits might result in the Bank earning less on loans and paying more on deposits, which would reduce net interest income.  Competition also makes it more difficult to increase the volume of our loan and deposit portfolios.  As of June 30, 2014, which is the most recent date for which information is available, for those counties in which the Bank has branches, we held 35.0% of the deposits in Bradford, Potter and Tioga Counties, Pennsylvania, which was the largest share of deposits out of eight financial institutions with offices in the area, and 5.5% of the deposits in Allegany County, New York, which was the fourth largest share of deposits out of five financial institutions with offices in this area.  Competition also makes it more difficult to hire and retain experienced employees.  Some of the institutions with which the Bank competes have substantially greater resources and lending limits than the Bank has and may offer services that the Bank does not provide.  Management expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  The Bank’s profitability depends upon its continued ability to compete successfully in its market area.

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

We are subject to certain risks in connection with our use of technology

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, our deposits, our loans, and to deliver on-line and electronic banking services. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have a security impact.

In addition, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to our confidential or other information or the confidential or other information of our customers, clients, or counterparties. If one or more of such events were to occur, the confidential and other information processed and stored in, and transmitted through, our computer systems and networks could potentially be jeopardized, or could otherwise cause interruptions or malfunctions in our operations or the operations of our customers, clients, or counterparties. This could cause us significant reputational damage or result in our experiencing significant losses from fraud or otherwise.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2 – PROPERTIES.

The headquarters of the Company and Bank are located at 15 South Main Street, Mansfield, Pennsylvania. The building contains the central offices of the Company and Bank. Our bank owns fourteen banking facilities, leases five other facilities and is in the process of constructing an additional banking facility, which was opened in February 2015. All buildings owned by the Bank are free of any liens or encumbrances.

The net book value of owned banking facilities and leasehold improvements totaled $10,027,000 as of December 31, 2014.  The properties are adequate to meet the needs of the employees and customers. We have equipped all of our facilities with current technological improvements for data processing.

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

			Dividends			Dividends
	2014		declared	2013		declared
	High	Low	per share	High	Low	per share
First quarter	$ 52.56	$ 47.00	$ 0.385	$ 47.62	$ 40.05	$ 0.285
Second quarter	53.56	50.02	0.385	49.53	45.91	0.285
Third quarter	52.59	50.86	1.000	49.24	46.05	0.285
Fourth quarter	53.34	51.51	0.400	54.00	47.00	0.385

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

The Company distributed a 1% stock dividend on June 27, 2014 to all shareholders of record as of June 20, 2014. All per share calculations were adjusted to reflect the stock dividend.

As of February 23, 2014, the Company had approximately 1,559 stockholders of record.  The computation of stockholders of record excludes investors whose shares were held for them by a bank or broker at that date. The following table presents information regarding the Company’s stock repurchases during the three months ended December 31, 2014:

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

10/1/14 to 10/31/14	102	$50.00	102	77,614
11/1/14 to 11/31/14	98	$51.00	98	77,516
12/1/14 to 12/31/14	4,515	$53.25	4,515	73,001
Total	4,715	$53.13	4,715	73,001

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

Set forth below is a line graph comparing the yearly dollar changes in the cumulative shareholder return on the Company’s common stock against the cumulative total return of the S&P 500 Stock index, SNL Mid-Atlantic Bank Index and SNL Bank $500 Million to $1 Billion index for the period of seven fiscal years assuming the investment of $100.00 on December 31, 2007 and assuming the reinvestment of dividends. The shareholder return shown on the graph below is not necessarily indicative of future performance and was obtained from SNL Financial LC, Charlottesville, VA.

ITEM 6 - SELECTED FINANCIAL DATA.

The following table sets forth certain financial data as of and for each of the years in the five year period ended December 31, 2014:

(in thousands, except share data)	2014	2013	2012	2011	2010
Interest income	$ 35,291	$ 36,234	$ 38,085	$ 38,293	$ 39,000
Interest expense	4,953	6,315	7,659	9,683	11,340
Net interest income	30,338	29,919	30,426	28,610	27,660
Provision for loan losses	585	405	420	675	1,255
Net interest income after provision
for loan losses	29,753	29,514	30,006	27,935	26,405
Non-interest income	6,740	6,982	7,364	6,625	6,207
Investment securities gains, net	616	441	604	334	99
Non-interest expenses	20,165	19,810	19,428	18,452	18,053
Income before provision for income taxes	16,944	17,127	18,546	16,442	14,658
Provision for income taxes	3,559	3,752	4,331	3,610	3,156
Net income	$ 13,385	$ 13,375	$ 14,215	$ 12,832	$ 11,502

Per share data:
Net income - Basic (1)	$ 4.41	$ 4.38	$ 4.61	$ 4.12	$ 3.68
Net income - Diluted (1)	4.40	4.38	4.60	4.12	3.68
Cash dividends declared (1)	2.17	1.21	1.49	1.08	1.01
Stock dividend	1%	5%	1%	1%	1%
Book value (1) (2)	32.83	30.64	27.62	24.64	21.66

End of Period Balances:
Total assets	$ 925,048	$ 914,934	$ 882,427	$ 878,567	$ 812,526
Total investments	306,146	317,301	310,252	318,823	251,303
Loans	554,105	540,612	502,463	487,509	473,517
Allowance for loan losses	6,815	7,098	6,784	6,487	5,915
Total deposits	773,933	748,316	737,096	733,993	680,711
Total borrowings	41,799	66,932	46,126	53,882	55,996
Stockholders' equity	100,528	92,056	89,475	81,468	68,690

Key Ratios
Return on assets (net income to average total assets)	1.48%	1.51%	1.62%	1.52%	1.50%
Return on equity (net income to average total equity)	13.73%	14.89%	17.48%	17.86%	18.13%
Equity to asset ratio (average equity to average total assets,
excluding other comprehensive income)	10.74%	10.13%	9.26%	8.49%	8.25%
Net interest margin	3.84%	3.87%	3.99%	3.94%	4.19%
Efficiency	48.61%	48.12%	46.10%	46.23%	47.96%
Dividend payout ratio (dividends declared divided by net income)	49.32%	27.63%	32.37%	26.30%	27.50%
Tier 1 leverage	10.99%	10.42%	9.70%	8.83%	8.32%
Tier 1 risk-based capital	17.30%	16.44%	16.21%	14.94%	13.72%
Total risk-based capital	18.55%	17.75%	17.50%	16.23%	14.97%
Nonperforming assets/total loans	1.67%	1.88%	1.83%	2.11%	2.80%
Nonperforming loans/total loans	1.34%	1.63%	1.71%	1.94%	2.65%
Allowance for loan losses/total loans	1.23%	1.31%	1.35%	1.33%	1.25%
Net charge-offs/average loans	0.16%	0.02%	0.02%	0.02%	0.05%

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

·	The agricultural economy is subject to extreme swings in both the costs of resources and the prices received from the sale of products, which could negatively impact our customers.
·
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

Our Company currently engages in the general business of banking throughout our service area of Potter, Tioga, Clinton and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung, and Tioga counties in Southern New York. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 20 banking facilities, 17 of which operate as bank branches.  In Pennsylvania, these offices are located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Wellsboro Weis Market store and the Mansfield Wal-Mart Super Center.  In New York, our office is in Wellsville.  We also have two loan production offices in Lock Haven and Dallas, Pennsylvania. We are constructing a full service branch that will replace the Lock Haven loan production office, which was opened in February 2015.

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

TRUST AND INVESTMENT SERVICES; OIL AND GAS SERVICES
Our Investment and Trust Division is committed to helping our customers meet their financial goals.  The Trust Division offers professional trust administration, investment management services, estate planning and administration, custody of securities and individual retirement accounts.  Assets held by the Bank in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Bank. As of December 31, 2014 and 2013, assets owned and invested by customers of the Bank through the Bank’s investment representatives totaled $111.7 million and $102.5 million, respectively.  Additionally, as summarized in the table below, the Trust Department had assets under management as of December 31, 2014 and 2013 of $100.7 million and $99.4 million, respectively. The increase in assets under management is due to market value increases of $3.3 million offset by net account withdrawals of $2.0 million.

(market values - in thousands)	2014	2013
INVESTMENTS:
Bonds	$ 15,558	$ 15,729
Stock	17,925	16,893
Savings and Money Market Funds	12,395	13,959
Mutual Funds	53,456	51,591
Mortgages	701	562
Real Estate	637	645
Miscellaneous	49	56
TOTAL	$ 100,721	$ 99,435
ACCOUNTS:
Trusts	21,268	20,866
Guardianships	1,684	226
Employee Benefits	41,289	39,819
Investment Management	36,478	38,510
Custodial	2	14
TOTAL	$ 100,721	$ 99,435

Our financial consultants offer full service brokerage services throughout the Bank’s market area.  Appointments can be made at any Bank branch.  The financial consultants provide financial planning which includes mutual funds, annuities, health and life insurance.  These products are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.

In addition to the trust and investment services offered we have an oil and gas division, which serves as a network of experts to assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. As of December 31, 2014, customers owning 7,206 acres have signed agreements with the Bank that provide for the Bank to manage oil and gas matters related to the customers land, which may include negotiating lease payments and royalty percentages, resolving leasing issues, accounting for and ensuring the accuracy of royalty checks, distributing revenue to satisfy investment objectives and providing customized reports outlining payment and distribution information.

RESULTS OF OPERATIONS

Net income for the year ended December 31, 2014 was $13,385,000, which represents an increase of $10,000, or 0.1%, when compared to the 2013 related period.  Net income for the year ended December 31, 2013 was $13,375,000, which represents a decrease of $840,000, or 5.9%, when compared to the 2012 related period.  Basic earnings per share were $4.41, $4.38, and $4.61 for the years ended 2014, 2013 and 2012, respectively. Diluted earnings per share were $4.40, $4.38, and $4.60 for the years ended 2014, 2013 and 2012, respectively.

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

The following table sets forth our Company’s average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created:

	Analysis of Average Balances and Interest Rates
	2014			2013			2012
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%	$	$	%
ASSETS
Interest-bearing deposits at banks	8,479	9	0.11	15,024	25	0.17	14,439	21	0.15
Interest bearing time deposits at banks	3,651	73	2.00	743	15	2.02	-	-	-
Investment securities:
Taxable	212,338	3,531	1.66	215,746	3,807	1.76	226,424	4,592	2.03
Tax-exempt (3)	96,954	5,082	5.24	92,911	5,159	5.55	94,221	5,608	5.95
Total investment securities	309,292	8,613	2.78	308,657	8,966	2.90	320,645	10,200	3.18
Loans:
Residential mortgage loans	187,057	10,582	5.66	181,887	10,941	6.02	183,408	11,746	6.40
Construction loans	5,237	247	4.71	13,098	647	4.94	10,746	605	5.63
Commercial & agricultural loans	270,164	14,618	5.41	252,242	14,794	5.87	235,073	14,699	6.25
Loans to state & political subdivisions	69,440	3,225	4.64	59,759	2,647	4.43	57,247	2,680	4.68
Other loans	8,643	703	8.13	9,762	802	8.22	10,348	871	8.42
Loans, net of discount (2)(3)(4)	540,541	29,375	5.43	516,748	29,831	5.77	496,822	30,601	6.16
Total interest-earning assets	861,963	38,070	4.42	841,172	38,837	4.62	831,906	40,822	4.91
Cash and due from banks	3,781			3,750			3,736
Bank premises and equipment	11,454			11,375			11,560
Other assets	30,152			29,905			30,782
Total non-interest earning assets	45,387			45,030			46,078
Total assets	907,350			886,202			877,984
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	219,473	764	0.35	209,275	791	0.38	200,486	791	0.39
Savings accounts	101,639	119	0.12	92,095	146	0.16	84,558	165	0.20
Money market accounts	91,373	424	0.46	85,688	405	0.47	73,102	316	0.43
Certificates of deposit	257,723	3,040	1.18	271,862	3,765	1.38	290,710	4,841	1.67
Total interest-bearing deposits	670,208	4,347	0.65	658,920	5,107	0.78	648,856	6,113	0.94
Other borrowed funds	39,209	606	1.55	42,214	1,208	2.86	52,484	1,546	2.95
Total interest-bearing liabilities	709,417	4,953	0.70	701,134	6,315	0.90	701,340	7,659	1.09
Demand deposits	92,878			87,496			85,890
Other liabilities	7,578			7,767			9,430
Total non-interest-bearing liabilities	100,456			95,263			95,320
Stockholders' equity	97,477			89,805			81,324
Total liabilities & stockholders' equity	907,350			886,202			877,984
Net interest income		33,117			32,522			33,163
Net interest spread (3) (5)			3.72%			3.72%			3.82%
Net interest income as a percentage
of average interest-earning assets (3)			3.84%			3.87%			3.99%
Ratio of interest-earning assets
to interest-bearing liabilities			1.22			1.20			1.19

(1) Averages are based on daily averages.
(2) Includes loan origination and commitment fees.
(3) Shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 34%.
(4) Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the 34% Federal statutory rate.  Accordingly, tax equivalent adjustments for investments and loans have been made accordingly to the previous table for the years ended December 31, 2014, 2013 and 2012, respectively (in thousands):

	2014	2013	2012
Interest and dividend income from investment securities,
interest bearing time deposits and short-term investments (non-tax adjusted)	$ 6,967	$ 7,252	$ 8,315
Tax equivalent adjustment	1,728	1,754	1,906
Interest and dividend income from investment securities,
interest bearing time deposits and short-term investments (tax equivalent basis)	$ 8,695	$ 9,006	$ 10,221

	2014	2013	2012
Interest and fees on loans (non-tax adjusted)	$ 28,324	$ 28,982	$ 29,770
Tax equivalent adjustment	1,051	849	831
Interest and fees on loans (tax equivalent basis)	$ 29,375	$ 29,831	$ 30,601

	2014	2013	2012
Total interest income	$ 35,291	$ 36,234	$ 38,085
Total interest expense	4,953	6,315	7,659
Net interest income	30,338	29,919	30,426
Total tax equivalent adjustment	2,779	2,603	2,737
Net interest income (tax equivalent basis)	$ 33,117	$ 32,522	$ 33,163

The following table shows the tax-equivalent effect of changes in volume and rates on interest income and expense (in thousands):

Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis
	2014 vs. 2013 (1)			2013 vs. 2012 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Interest-bearing deposits at banks	$ (9)	$ (7)	$ (16)	$ 1	$ 3	$ 4
Interest bearing time deposits at banks	58	-	58	15	-	15
Investment securities:
Taxable	(59)	(217)	(276)	(209)	(576)	(785)
Tax-exempt	270	(347)	(77)	(77)	(372)	(449)
Total investment securities	211	(564)	(353)	(286)	(948)	(1,234)
Total investment income	260	(571)	(311)	(270)	(945)	(1,215)
Loans:
Residential mortgage loans	328	(687)	(359)	(96)	(709)	(805)
Construction loans	(371)	(29)	(400)	96	(54)	42
Commercial & agricultural loans	1,947	(2,123)	(176)	630	(535)	95
Loans to state & political subdivisions	445	133	578	144	(177)	(33)
Other loans	(91)	(8)	(99)	(48)	(21)	(69)
Total loans, net of discount	2,258	(2,714)	(456)	726	(1,496)	(770)
Total Interest Income	2,518	(3,285)	(767)	456	(2,441)	(1,985)
Interest Expense:
Interest-bearing deposits:
NOW accounts	43	(70)	(27)	17	(17)	-
Savings accounts	18	(45)	(27)	18	(37)	(19)
Money Market accounts	26	(7)	19	57	32	89
Certificates of deposit	(188)	(537)	(725)	(299)	(777)	(1,076)
Total interest-bearing deposits	(101)	(659)	(760)	(207)	(799)	(1,006)
Other borrowed funds	(81)	(521)	(602)	(295)	(43)	(338)
Total interest expense	(182)	(1,180)	(1,362)	(502)	(842)	(1,344)
Net interest income	$ 2,700	$ (2,105)	$ 595	$ 958	$ (1,599)	$ (641)

(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

2014 vs. 2013

Tax equivalent net interest income for 2014 was $33,117,000 compared with $32,522,000 for 2013, an increase of $595,000 or 1.8%. Total interest income decreased $767,000, as total investment income decreased $311,000 and loan interest income decreased $456,000. Offsetting the decrease in interest income, interest expense decreased $1,362,000 from 2013.

Total tax equivalent interest income from investment securities decreased $353,000 in 2014 from 2013.  The average tax-effected yield on our investment portfolio decreased from 2.90% in 2013 to 2.78% in 2014.  This had the effect of decreasing interest income by $564,000 due to rate, the majority of which was related to non-taxable securities whose yield decreased from 5.55% in 2013 to 5.24% in 2014. The average balance of investment securities increased $635,000, which had an effect of increasing interest income by $211,000 due to volume.  During 2014, there was a flattening of the treasury yield curve as a result of a rise in rates on the short end of the yield curve with no corresponding increase in long term rates. In fact, rates related to longer term instruments decreased during 2014. The increase in short term rates was due to an expectation of a rise in the federal fund rates with the ending of the Federal Reserve’s quantitative easing. As a result, the investment strategy during 2014 was to purchase agency securities with maturities of less than four years, which was the steepest part of the yield curve during 2014, and high quality municipal bonds with high coupons. The Bank is utilizing the yield curve to provide some protection from unrealized losses, if rates rise in the future. Additionally, high coupon municipal bonds have less price volatility in rising rate scenarios than similar lower coupon bonds.

In total, loan interest income decreased $456,000 in 2014 from 2013.  The average balance of our loan portfolio increased by $23.8 million in 2014 compared to 2013, which resulted in an increase in interest income of $2,258,000 due to volume.  Offsetting this was a decrease in average yield on total loans from 5.77% in 2013 to 5.43% in 2014 resulting in a decrease in interest income of $2,714,000 due to rate.

Specifically, interest income on residential mortgage loans decreased $359,000. The change due to rate was a decrease of $687,000 as the average yield on residential mortgages decreased from 6.02% in 2013 to 5.66% in 2014. Offsetting this decrease was an increase of $328,000 due to volume as the average balance of residential mortgage loans increased $5.2 million. Loan demand for conforming mortgages in 2014 was significantly lower than in 2013 due to the significant amount of refinancing that occurred in 2013 and 2012. Additionally, demand for nonconforming loans remains limited. As a result, during 2014, the Company added to its portfolio $5.1 million of conforming mortgages with maturities of less than 15 years that would typically be sold. The Company did originate and sell $11.1 million during 2014, which compares to $20.2 million sold in 2013. Currently, all loans sold by the Bank are sold without recourse, with servicing retained.

The average balance of construction loans decreased $7.9 million from 2013 to 2014, due to several large projects being completed, which resulted in a decrease of $371,000 in interest income. Additionally, the average yield on construction loans decreased from 4.94% to 4.71%, which correlated to a $29,000 decrease in interest income.

The Company continues to focus on growing commercial and agricultural loans as a means to increase loan growth, obtain higher yields on our loan portfolio, and obtain low cost deposits from these customers.  The market for these loans has become more competitive, particularly as demand has remained soft.  As such, there has been an increase in pricing pressure for the loan demand that we are seeing in our markets, which has resulted in the Bank reducing loan rates and/or changing the terms of loans in order to maintain the relationship.  During 2014, despite competitive pressures, the average balance of commercial and agricultural loans increased $17.9 million which had a positive impact of $1,947,000 on total interest income due to volume.  Offsetting the increase due to volume, the average yield on commercial and agricultural loans decreased from 5.87% in 2013 to 5.41% in 2014, decreasing interest income by $2,123,000.

The average balance of loans to state and political subdivisions increased $9.7 million from 2013 to 2014 which had a positive impact of $445,000 on total interest income due to volume.  The Company’s lenders are adept at servicing these customers resulting in additional loan growth and meeting the customer’s needs.  Part of this growth during 2014 is the result of municipalities in our area that continued to borrow funds to ensure compliance with U.S. Environmental Protection Agency laws and regulations impacting the Chesapeake Bay watershed. Additionally, the Company has participated in hospital loans with other community banks, both in and out of our primary markets, to stay within regulatory guidelines while meeting the needs of these customers. The average tax equivalent yield on loans to state and political subdivisions increased from 4.43% in 2013 to 4.64% in 2014, increasing interest income by $133,000.

Total interest expense decreased $1,362,000 in 2014 compared to 2013.  The decrease is primarily attributable to a change in average rate from .90% in 2013 to .70% in 2014, which had the effect of decreasing interest expense by $1,180,000. The continued low interest rate environment prompted by the Federal Reserve had the effect of decreasing our short and long term borrowing costs as well as rates on all deposit products. While the Company’s rates on deposit products are below historical averages they are competitive with rates paid by other institutions in the marketplace. The average balance of interest bearing liabilities increased $8,283,000 from 2013 to 2014. Certificates of deposit and other borrowed funds decreased $14.1 million and $3.0 million, respectively, which resulted in a decrease in interest expense due to volume of $269,000. These decreases were offset by increases in NOW accounts of $10.2 million, savings accounts of $9.5 million and money market accounts of $5.7 million. The cumulative effect of these increases was an increase in interest expense of $87,000.

The average balance of certificates of deposit decreased $14.1 million causing a decrease in interest expense of $188,000.  In addition, as a result of the continued low rate environment, there was a decrease in the average rate on certificates of deposit from 1.38% to 1.18% resulting in a decrease in interest expense of $537,000. The continued low interest rate environment, both short-term and longer-term rates, has contributed to the decline in certificate of deposit balances.  Customers, who typically utilize certificate of deposits as a means of generating income or as a longer term investment option, are moving funds into money market and savings accounts in order to maintain flexibility for potentially rising interest rates.

The average balance of other borrowed funds decreased $3.0 million causing a decrease in interest expense of $81,000. In addition, there was a decrease in the average rate on other borrowed funds from 2.86% to 1.55% resulting in a decrease in interest expense of $521,000.  The decrease in rate on borrowed funds was the result of the interest rate swap for the trust preferred securities maturing in December of 2013. This resulted in the interest rate on the trust preferred securities decreasing from 5.82% to 3.09%. Additionally, as long term borrowings matured in 2013 and 2014, they were either paid off or replaced with long-term notes, which had significantly lower rates.

Our net interest spread for 2014 and 2013 was 3.72%.  The current economic situation has resulted in a flattening of the yield curve. It should be noted that there is currently more downward pressure on the pricing of interest earning assets than there is on interest bearing liabilities due to the rates that are currently being offered. Should short or long-term interest rates move in such a way that results in a further flattened or inverted yield curve, we would anticipate additional pressure on our margin.

2013 vs. 2012

Tax equivalent net interest income for 2013 was $32,522,000 compared with $33,163,000 for 2012, a decrease of $641,000 or 1.9%. Total interest income decreased $1,985,000, as total investment income decreased $1,215,000 and loan interest income decreased $770,000. Offsetting the decrease in interest income, interest expense decreased $1,344,000 from 2012.

Total tax equivalent interest income from investment securities decreased $1,234,000 in 2013 from 2012.  The average balance of investment securities decreased $12.0 million, which had an effect of decreasing interest income by $286,000 due to volume.  The average tax-effected yield on our investment portfolio decreased from 3.18% in 2012 to 2.90% in 2013.  This had the effect of decreasing interest income by $948,000 due to rate, the majority of which was related to taxable securities whose yield decreased from 2.03% in 2012 to 1.76% in 2013. During 2013, rates on the short end of the treasury yield curve experienced very little change, while the long end of the curve experienced a rise in excess of 100 basis points. In addition, during the fourth quarter of 2013, the Federal Reserve reduced the amount of quantitative easing it was providing to the market and indicated that a further reduction could be expected, while at the same time committing to low short term rates. This resulted in a relatively steep yield curve. As a result, the investment strategy in 2013 was to purchase agency securities with maturities of less than five years and high quality municipal bonds with high coupons. Due to the steepness of the yield curve of maturities between two to five years, the Bank provided itself some protection to rising rates. Additionally, high coupon municipal bonds have less price volatility in rising rate scenarios than similar lower coupon bonds.

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

Interest income on residential mortgage loans decreased $805,000 in 2013, $709,000 of which was attributable to rate as the average yield on residential mortgages decreased from 6.40% in 2012 to 6.02% in 2013. There was also a decrease due to volume of $96,000, as the average balance of residential mortgage loans decreased $1.5 million.  During 2013, conforming loans totaling $20,239,000 were originated and sold on the secondary market.

The average balance of construction loans increased $2.4 million from 2012 to 2013, which had a positive impact of $96,000 on interest income. This was offset by a decrease due to a reduction in yield of $54,000 as the average yield on construction loans decreased from 5.63% in 2012 to 4.94% in 2013.

The average balance of commercial and agricultural loans increased $17.2 million from 2012 to 2013 which had a positive impact of $630,000 on total interest income due to volume.  Offsetting the increase due to volume, the average yield on commercial and agricultural loans decreased from 6.25% in 2012 to 5.87% in 2013, decreasing interest income by $535,000. The Company focus during 2013 was to grow its commercial and agricultural loan portfolio, utilizing its strong and experienced team of business development lenders.

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

Total interest expense decreased $1,344,000 in 2013 compared to 2012.  The decrease is primarily attributable to a change in average rate from 1.09% in 2012 to .90% in 2013, which had the effect of decreasing interest expense by $842,000. The low interest rate environment had the effect of decreasing our short-term borrowing costs as well as rates on all deposit products. The average balance of interest bearing liabilities decreased $206,000 from 2012 to 2013. Certificates of deposit and other borrowed funds decreased $18.8 million and $10.3 million, respectively, which resulted in a decrease in interest expense due to volume of $502,000. These decreases were offset by increases in NOW accounts of $8.8 million, savings accounts of $7.5 million and money market accounts of $12.6 million. The cumulative effect of these increases was an increase in interest expense of $92,000.

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

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2014, we recorded a provision for loan losses of $585,000. The expense for 2014 was $180,000, or 44.4% higher than the same time period in 2013. The increase in the provision for loan losses was primarily the result of the increase in charge-offs the Company recorded in 2014. (see also “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

For the year ended December 31, 2013, we recorded a provision for loan losses of $405,000, which represents a decrease of $15,000 or 3.6% over the same time period in 2012.  The decrease in the provision for loan losses is the result of conditions of the Company’s loan portfolio remaining consistent with 2012 and the current economic conditions in the Company’s primary market place, as of December 31, 2013.

NON-INTEREST INCOME

The following table reflects non-interest income by major category for the periods ended December 31 (dollars in thousands):

	2014	2013	2012
Service charges	$ 4,297	$ 4,453	$ 4,606
Trust	688	694	644
Brokerage and insurance	567	444	392
Investment securities gains, net	616	441	604
Gains on loans sold	236	443	759
Earnings on bank owned life insurance	507	502	507
Other	445	446	456
Total	$ 7,356	$ 7,423	$ 7,968

	2014/2013		2013/2012
	Change		Change
	Amount	%	Amount	%
Service charges	$ (156)	(3.5)	$ (153)	(3.3)
Trust	(6)	(0.9)	50	7.8
Brokerage and insurance	123	27.7	52	13.3
Investment securities gains, net	175	39.7	(163)	(27.0)
Gains on loans sold	(207)	(46.7)	(316)	(41.6)
Earnings on bank owned life insurance	5	1.0	(5)	(1.0)
Other	(1)	(0.2)	(10)	(2.2)
Total	$ (67)	(0.9)	$ (545)	(6.8)

2014 vs. 2013

Non-interest income decreased $67,000 in 2014 from 2013, or 0.9%.  We recorded investment securities gains totaling $616,000 compared with net gains of $441,000 in 2013. During 2014 we elected to sell eight agency securities, seven mortgage backed securities, several lots of an equity security, and one municipal security for gains of $177,000, $197,000, $101,000 and $172,000, respectively. We also sold two US Treasury securities for a loss of $31,000. The sales during 2014 were primarily made as a result of favorable market conditions at the time, which provided for improved portfolio performance in the future regardless of changes in interest rates.

Gains on loans sold decreased $207,000 compared to last year, which is the result of a lower level of refinancing done in 2014 versus 2013 for conforming loans. During 2014, the Bank generated $11.1 million of loan sale proceeds, but this was $10.8 million or 49.0% less than the proceeds received in 2013.

Service charge income decreased by $156,000 in 2014 compared to 2013 and continues to be the Company’s primary source of non-interest income. The largest decrease was in fees charged to customers for insufficient funds, which experienced a decrease of $153,000. ATM income decreased $18,000 in 2014 compared to 2013 due to decreased usage of the Company’s ATM machines by non-customers. With the reduced exploration activities for natural gas in 2014, there were fewer temporary workers in the area working who have not established permanent residency in the Company’s primary market. Service charge fees related to customers’ usage of their debit cards increased by $22,000. Management continues to monitor regulatory changes to determine the level of impact that these regulations will have on the Company.

The increase in brokerage and insurance revenues was the result of hiring additional brokers in 2014 that resulted in additional business. There was also an in increase in brokerage activity as a result of increases in the stock market during 2014.

2013 vs. 2012

Non-interest income decreased $545,000 in 2013 from 2012, or 6.8%.  We recorded investment securities gains totaling $441,000 compared with net gains of $604,000 in 2012. During 2013 we elected to sell seven agency securities, nine mortgage backed securities, portions of three equity securities, four municipal securities and one corporate security for gains of $86,000, $356,000, $296,000, $87,000 and $2,000, respectively. We also sold one corporate security and two mortgage backed securities for losses of $246,000 and $140,000, respectively. During 2012, we elected to sell four agency securities, thirteen mortgage backed securities, portions of an equity security and one municipal security for total gains of $604,000 due to favorable market conditions.

Gains on loans sold decreased $316,000 compared to 2012 as the result of a lower level of refinancing done in 2013. During 2013, the Bank generated $21.9 million of loan sale proceeds, but this was $14.8 million or 40.4% less than the proceeds received in 2012.

Service charge income decreased by $153,000 in 2013 compared to 2012. Service charge fees related to customers’ usage of their debit cards decreased by $37,000 which we believe was directly attributable to certain regulations issued as part of the Durbin amendment, which resulted in lower fees being earned by the Bank. ATM income decreased $53,000 in 2013 compared to 2012 due to decreased usage of the Company’s ATM machines by non-customers. Finally, there was a decrease in fees charged to customers for insufficient funds of $34,000.

The increase in trust revenues of $50,000 from 2012 was is primarily attributable to the increase in average assets under management during the first nine months of 2013. In September 2013 there was a significant withdrawal of trust assets by a single customer, which will impact future revenues until additional accounts or assets are added to those under management by the Trust department. The increase in brokerage and insurance revenues in 2013 of $52,000 was primarily a result of increased customer brokerage activity as a result of increases in the stock market.

Non-interest Expenses
The following tables reflect the breakdown of non-interest expense by major category for the periods ended December 31 (dollars in thousands):

	2014	2013	2012
Salaries and employee benefits	$ 11,505	$ 11,392	$ 11,018
Occupancy	1,287	1,271	1,265
Furniture and equipment	362	492	411
Professional fees	902	781	891
FDIC insurance	461	450	468
ORE expenses	299	191	164
Pennsylvania shares tax	686	640	602
Other	4,663	4,593	4,609
Total	$ 20,165	$ 19,810	$ 19,428

	2014/2013		2013/2012
	Change		Change
	Amount	%	Amount	%
Salaries and employee benefits	$ 113	1.0	$ 374	3.4
Occupancy	16	1.3	6	0.5
Furniture and equipment	(130)	(26.4)	81	19.7
Professional fees	121	15.5	(110)	(12.3)
FDIC insurance	11	2.4	(18)	(3.8)
ORE expenses	108	56.5	27	16.5
Pennsylvania shares tax	46	7.2	38	6.3
Other	70	1.5	(16)	(0.3)
Total	$ 355	1.8	$ 382	2.0

2014 vs. 2013

Non-interest expenses for 2014 totaled $20,165,000 which represents an increase of $355,000, compared with 2013 expenses of $19,810,000.  Salary and benefit costs increased $113,000.  Base salaries and related payroll taxes increased $375,000, primarily due to merit increases and additional head count as a result of continuing to implement the Company’s strategic and expansion plans.  Full time equivalent staffing was 189 and 186 employees for 2014 and 2013, respectively. Health insurance related expenses decreased $182,000 from 2013 due to significantly improved claims experience in 2014. Incentive costs increased $213,000 compared to 2013.  Retirement expenses decreased $295,000 compared to 2013 mostly due to improved earnings on pension plan assets and a decrease in the net amortization and deferral of actuarial gains and losses.

Professional fees increased as a result of fees and costs associated with implementing the Company’s strategic plan in 2014 and other consulting projects. The increase in ORE expenses is due to the increase in foreclosed properties owned by the Company in 2014. Furniture and equipment costs decreased as a result of purchasing equipment for the online teller system implemented during 2013 and additional assets becoming fully depreciated.

2013 vs. 2012

Non-interest expenses for 2013 totaled $19,810,000 which represents an increase of $382,000, compared with 2012 costs of $19,428,000.  Salary and benefit costs increased $374,000.  Base salaries and related payroll taxes increased $343,000, primarily due to merit increases and additional head count. Full time equivalent staffing was 186 and 181 employees for 2013 and 2012, respectively. Incentive costs decreased $65,000 compared to 2012 primarily due to lower net income in 2013.  Retirement expenses increased $97,000 compared to 2012 as a result of increased expense for the pension plan and increased salary levels utilized in the calculation of the supplemental executive retirement plan.

Professional fees decreased as a result of fees and costs incurred in connection with the Bank’s charter conversion and simultaneous name change that occurred in 2012. Furniture and equipment costs increased as a result purchasing equipment for the online teller system implemented during 2013.

Provision for Income Taxes

The provision for income taxes was $3,559,000, $3,752,000 and $4,331,000 for 2014, 2013 and 2012, respectively. The effective tax rates for 2014, 2013 and 2012 were 21.0%, 21.9% and 23.4%, respectively.

Income before the provision for income taxes decreased by $183,000 in 2014 compared to 2013. As the result of this decrease and an increase in non-taxable investment and loan interest income, the provision for income taxes decreased by $193,000 when compared to 2013. We have managed our effective tax rate by remaining invested in tax-exempt municipal loans and bonds and investments in certain partnerships that provide the Company with tax credits.

Income before the provision for income taxes decreased by $1,419,000 in 2013 compared to 2012. This resulted in the provision for income taxes decreasing by $579,000 when compared to 2012.

We are involved in four limited partnership agreements that established low-income housing projects in our market area. During 2014 and 2013, we recognized tax credits related to two of the four partnerships. The provision in 2013 was impacted by one partnership, which provided its first tax credits in 2013. The tax credits for the other two projects were fully utilized by December 31, 2012. We anticipate recognizing an aggregate of $1.2 million of tax credits over the next eight years.

FINANCIAL CONDITION

The following table presents ending balances (dollars in millions), growth and the percentage change during the past two years:

	2014		%	2013		%	2012
	Balance	Increase	Change	Balance	Increase	Change	Balance
Total assets	$ 925.0	$ 10.1	1.1	$ 914.9	$ 32.5	3.7	$ 882.4
Total investments	306.1	(11.2)	(3.5)	317.3	7.0	2.3	310.3
Total loans, net	547.3	13.8	2.6	533.5	37.8	7.6	495.7
Total deposits	773.9	25.6	3.4	748.3	11.2	1.5	737.1
Total stockholders' equity	100.5	8.4	9.1	92.1	2.6	2.9	89.5

Cash and Cash Equivalents

Cash and cash equivalents totaled $11.4 million at December 31, 2014 compared with $10.1 million at December 31, 2013. The increase in cash and cash equivalents is the result of the Company’s decreased investment portfolio, increased deposit levels offset by decreased borrowed funds and the increase in the loan portfolio, as discussed in more detail below. Management actively measures and evaluates its liquidity through our Asset – Liability committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the year-end composition of the investment portfolio for the five years ended December 31 (dollars in thousands):

	2014	% of	2013	% of	2012	% of	2011	% of	2010	% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Available-for-sale:
U. S. Agency securities	$ 150,885	49.3	$ 152,189	48.0	$ 127,234	41.0	$ 168,600	52.9	$ 118,484	47.1
U.S. Treasuries	4,849	1.6	11,309	3.6	4,947	1.6	-	-	-	-
Obligations of state & political
subdivisions	105,036	34.3	95,005	29.9	100,875	32.5	101,547	31.9	76,922	30.6
Corporate obligations	13,958	4.6	16,802	5.3	22,109	7.1	8,460	2.7	8,681	3.5
Mortgage-backed securities	29,728	9.6	40,671	12.8	53,673	17.3	38,974	12.2	46,015	18.3
Equity securities	1,690	0.6	1,325	0.4	1,414	0.5	1,242	0.3	1,201	0.5
Total	$ 306,146	100.0	$ 317,301	100.0	$ 310,252	100.0	$ 318,823	100.0	$ 251,303	100.0

2014

The Company’s investment portfolio decreased by $11.2 million, or 3.5%, during the past year.  During 2014, we purchased $40.5 million of U.S. agency obligations, $15.2 million of state and local obligations and $602,000 of equity securities, which helped to offset the $6.7 million of principal repayments and $35.0 million of calls and maturities that occurred during the year. We also selectively sold $29.0 million of bonds and equities at a net gain of $616,000. The market value of our investment portfolio increased approximately $4.8 million in 2014 due to interest rate fluctuations. Excluding our short term investments consisting of monies held primarily at the Federal Reserve, the effective yield on our investment portfolio for 2014 was 2.78% compared to 2.90% for 2013 on a tax equivalent basis.

During 2014, rates on the short end of the treasury yield curve experienced an increase, as the result of an expected rise in the federal funds rate in the near future due to the end of the quantitative easing program by the Federal Reserve, while the long end of the curve experienced a decrease in excess of 80 basis points in the 10 year treasury. These changes resulted in the market value of the investment portfolio increasing. As a result of these items, the investment strategy during 2014 was to purchase agency securities with maturities of less than four years and high quality municipal bonds with high coupons. The Bank believes it has provided itself protection to rising rates if it occurs under this strategy. Additionally, high coupon municipal bonds have less price volatility in rising rate scenarios than similar lower coupon bonds. We believe this strategy will enable us to reinvest cash flows in the next two to five years when and if investment opportunities improve.

At December 31, 2014, the Company did not own any securities, other than government-sponsored and government-guaranteed mortgage-backed securities, that had an aggregate book value in excess of 10% of our stockholders’ equity at that date.

2013

The Company’s investment portfolio increased by $7.0 million, or 2.3%, when compared to 2012.  During 2013, we purchased $90.8 million of U.S. agency obligations, $9.3 million of mortgage-backed securities, $14.8 million of state and local obligations, $1.7 million of corporate obligations, $6.9 million of U.S. treasury notes and $1,000 of equity securities, which helped to offset the $13.6 million of principal repayments and $65.0 million of calls and maturities that occurred during the year. We also selectively sold $25.5 million of bonds and equities at a net gain of $441,000. The market value of our investment portfolio decreased approximately $10.4 million in 2013 due to interest rate fluctuations. Excluding our short term investments consisting of monies held primarily at the Federal Reserve, the effective yield on our investment portfolio for 2013 was 2.90% compared to 3.18% for 2012 on a tax equivalent basis.

During 2013, rates on the short end of the curve experienced very little change, while the long end of the curve experienced a rise in excess of 100 basis points. This resulted in the market value of the investment portfolio decreasing. In addition, during the fourth quarter of 2013, the Federal Reserve reduced the amount of quantitative easing it was providing to the market, while at the same time committing to low short term rates. This resulted in a relatively steep yield curve. As a result of these items, the investment strategy during 2013 was to purchase agency securities with maturities of less than five years and high quality municipal bonds with high coupons.

At December 31, 2014, the Company did not own any securities, other than government-sponsored and government-guaranteed mortgage-backed securities, that had an aggregate book value in excess of 10% of our total stockholders’ equity at that date.

The expected principal repayments (amortized cost) and average weighted yields for the investment portfolio (excluding equity securities) as of December 31, 2014, are shown below (dollars in thousands). Expected principal repayments, which include prepayment speed assumptions for mortgage-backed securities, are significantly different than the contractual maturities detailed in Note 3 of the consolidated financial statements. Yields on tax-exempt securities are presented on a fully taxable equivalent basis, assuming a 34% tax rate.

			After One Year		After Five Years
	One Year or Less		to Five years		to Ten Years		After Ten Years		Total
	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield
	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%
Available-for-sale securities:
U.S. agency securities	$ 10,762	1.6	$ 123,015	1.3	$ 17,070	1.8	$ -	-	$ 150,847	1.4
U.S. treasuries	-	-	4,944	1.2	-	-	-	-	4,944	1.2
Obligations of state & political
Subdivisions	11,284	3.8	47,935	4.2	15,271	5.1	26,791	6.1	101,281	4.8
Corporate obligations	1,999	3.6	11,854	2.1	-	-	-	-	13,853	2.3
Mortgage-backed securities	6,554	2.1	15,929	2.2	5,689	2.3	1,225	2.4	29,397	2.2
Total available-for-sale	$ 30,599	2.6	$ 203,677	2.1	$ 38,030	3.2	$ 28,016	5.9	$ 300,322	2.7

Approximately 78.0% of the amortized cost of debt securities is expected to mature, call or pre-pay within five years or less.  The Company expects that earnings from operations, the levels of cash held at the Federal Reserve and other correspondent banks, the high liquidity level of the available-for-sale securities, growth of deposits and the availability of borrowings from the Federal Home Loan Bank and other third party banks will be sufficient to meet future liquidity needs.

Loans

The Bank’s lending efforts are focused within its market area located in North Central Pennsylvania and Southern New York. We originate loans primarily through direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants, existing customers and the Bank’s website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  As of December 31, 2014, approximately 73.5% of our loan portfolio consisted of real estate loans.  All lending is governed by a lending policy that is developed and maintained by us and approved by the Board of Directors.

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

Commercial real estate loan terms are generally 20 years or less with one to five year adjustable rates.  The adjustable rates are typically tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate with a maximum loan to value ratio of 80%. Where feasible, the Bank works with the United States Department of Agriculture’s (USDA) and Small Business Administration (SBA) guaranteed loan programs to offset risk and to further promote economic growth in our market area.  During 2014, we originated $3.3 million in USDA and SBA guaranteed commercial real estate loans.

Agriculture, and particularly dairy farming, is an important industry in our market area. Therefore, the Bank has developed an agriculture lending team with significant experience that has a thorough understanding of this industry. Agricultural loans focus on character, cash flow and collateral, while also taking into account the particular risks of the industry.  Loan terms are generally 20 years or less with one to five year adjustable rates.  The adjustable rates are typically tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate with a maximum loan to value of 80%. The Bank is a preferred lender under the USDA’s Farm Service Agency (FSA) and participates in the FSA guaranteed loan program.

The Bank, as part of its commitment to the communities it serves, is an active lender for projects by our local municipalities and school districts. These loans range from short term bridge financing to 20 year term loans for specific projects. These loans are typically written at rates that adjust at least every five years. Due to the size of certain municipal loans, we have developed participation lending relationships with other community banks that allow us to meet regulatory compliance issues, while meeting the needs of the customer. At December 31, 2014, the aggregate balance of our participation loans with other lenders totaled $56.7 million.

Over the past few years, we have experienced an increase in loan demand from companies and businesses associated with, and serving, the exploration for natural gas. Activities associated with this tend to be very cyclical.  As a result, while we have pursued these opportunities, we have done so in a prudent and cautious manner and have developed specific policies and procedures for lending to these entities.  The Bank has lowered the loan to value threshold for loans, shortened amortization periods, and expanded our monitoring of loan concentrations associated with this activity.

The following table shows the year-end composition of the loan portfolio for the five years ended December 31 (dollars in thousands):

Five Year Breakdown of Loans by Type as of December 31,

	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate:
Residential	$ 185,438	33.5	$ 187,101	34.6	$ 178,080	35.4	$184,034	37.7	$185,012	39.1
Commercial	190,945	34.5	193,087	35.7	176,710	35.2	165,826	34.0	152,499	32.2
Agricultural	24,639	4.4	22,001	4.1	18,015	3.6	19,224	3.9	19,078	4.0
Construction	6,353	1.1	8,937	1.7	12,011	2.4	8,481	1.7	9,766	2.1
Consumer	8,497	1.5	9,563	1.7	10,559	2.1	10,746	2.2	11,285	2.4
Other commercial and agricultural loans	58,516	10.6	54,029	10.0	47,880	9.5	44,299	9.1	47,156	10.0
State & political subdivision loans	79,717	14.4	65,894	12.2	59,208	11.8	54,899	11.4	48,721	10.2
Total loans	554,105	100.0	540,612	100.0	502,463	100.0	487,509	100.0	473,517	100.0
Less allowance for loan losses	6,815		7,098		6,784		6,487		5,915
Net loans	$ 547,290		$ 533,514		$ 495,679		$481,022		$467,602

	2014/2013		2013/2012
	Change		Change
	Amount	%	Amount	%
Real estate:
Residential	$ (1,663)	(0.9)	$ 9,021	5.1
Commercial	(2,142)	(1.1)	16,377	9.3
Agricultural	2,638	12.0	3,986	22.1
Construction	(2,584)	(28.9)	(3,074)	(25.6)
Consumer	(1,066)	(11.1)	(996)	(9.4)
Other commercial and agricultural loans	4,487	8.3	6,149	12.8
State & political subdivision loans	13,823	21.0	6,686	11.3
Total loans	$ 13,493	2.5	$ 38,149	7.6

2014

Total loans grew $13.5 million in 2014 from a balance of $540.6 million at the end of 2013 to $554.1 million at the end of 2014.  Total loans grew 2.5% in 2014 compared with a 7.6% loan growth rate in 2013.

During 2014, the Company experienced growth in state and political subdivision loans, which increased $13.8 million or 21.0%, other commercial and agricultural loans which increased $4.5 million or 8.3% and agricultural real estate loans which increased $2.6 million or 12.0%. The increase in state and political loans, other commercial and agricultural and agricultural real estate loans reflects on the Company’s experienced lenders and their ability to identify and meet the needs of our customers while providing growth opportunities for the Company’s loan portfolio.  We also look at commercial relationships as a way to obtain deposits from farmers, small businesses and municipalities throughout our market area. While commercial relationships are a focus of the Company, we did have several large commercial real estate loans payoff during 2014, which resulted in a decrease of $2.1 million, or 1.1%. We continue to experience growth in the two loan production offices and are currently converting the Mill Hall loan production office into a full service branch, opening in February 2015. Commercial loan demand is subject to significant competitive pressures, the yield curve, the strength of the overall regional and national economy and the local economy. The local economy has been impacted significantly by natural gas exploration activities, which are impacted by regulations and changes in the market price of natural gas. Due to the low price for natural gas throughout 2014, exploration activities remained curtailed. We work closely with local municipalities and school districts to meet their needs that otherwise would be provided by the municipal bond market.

Residential real estate loans decreased $1.7 million during 2014. Loan demand for conforming mortgages, which the Company typically sells on the secondary market, slowed during 2014 when compared to 2013. During 2014, $11.1 million of loans were originated and sold on the secondary market, which compares to $20.2 million for 2013. Due to the decline in demand for non-conforming mortgages and the difficult investment environment, the Company decided that certain 15 year mortgage loans that met secondary market standards would not be sold on the secondary market, but would instead be held as part of the Bank’s residential real estate portfolio. During 2014, the Company decided not to sell $5.1 million of residential mortgages that met secondary market standards. In 2013, the Company did not sell $7.5 million of loans, which met secondary market standards. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.  Management continues to build technologies which make it easier and more efficient for customers to choose the Company for their mortgage needs.

The decrease in construction loans of $2.6 million is attributable to transfers out of construction at completion to commercial, state and political subdivision loans and residential real estate during 2014.

2013

Total loans grew $38.1 million, or 7.6%, in 2013 from a balance of $502.5 million at the end of 2012 to $540.6 million at the end of 2013. In 2012, the loan growth rate was 3.1%.

During 2013, the Company experienced growth in commercial real estate loans which increased $16.4 million or 9.3%, residential real estate loans which increased $9.0 million or 5.1%, other commercial and agricultural loans which increased $6.1 million or 12.8% and state and political subdivision loans which increased $6.7 million or 11.3%. The growth in commercial real estate, other commercial and agricultural and state and political subdivision loans was primarily the result of growth in the Company’s two loan production offices.

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

The following table shows the maturity of commercial business and agricultural, state and political subdivision loans,  commercial real estate loans, and construction loans as of December 31, 2014, classified according to the sensitivity to changes in interest rates within various time intervals (in thousands).  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Commercial,
	municipal,	Real estate
	agricultural	construction	Total
Maturity of loans:
One year or less	$ 12,705	$ -	$ 12,705
Over one year through five years	40,407	2,323	42,730
Over five years	300,705	4,030	304,735
Total	$ 353,817	$ 6,353	$ 360,170
Sensitivity of loans to changes in interest
rates - loans due after December 31, 2015:
Predetermined interest rate	$ 73,910	$ 1,689	$ 75,599
Floating or adjustable interest rate	267,202	4,664	271,866
Total	$ 341,112	$ 6,353	$ 347,465

Allowance for Loan Losses and Credit Quality Risk

The allowance for loan losses is maintained at a level, which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the change in the allowance for loan losses and a summary of our non-performing assets for the years ended December 31, 2014, 2013, 2012, 2011 and 2010. All non-accruing troubled debt restructurings are also included the non-accruing loans total.

	December 31,
	2014	2013	2012	2011	2010
Balance
at beginning of period	$ 7,098	$ 6,784	$ 6,487	$ 5,915	$ 4,888
Charge-offs:
Real estate:
Residential	97	17	95	101	147
Commercial	516	62	2	29	53
Agricultural	-	-	-	-	-
Consumer	47	54	54	71	35
Other commercial and agricultural loans	250	1	21	6	173
Total loans charged-off	910	134	172	207	408
Recoveries:
Real estate:
Residential	-	5	-	-	4
Commercial	15	5	9	15	11
Agricultural	-	-	-	-	-
Consumer	27	33	33	57	45
Other commercial and agricultural loans	-	-	7	32	120
Total loans recovered	42	43	49	104	180

Net loans charged-off (recovered)	868	91	123	103	228
Provision charged to expense	585	405	420	675	1,255
Balance at end of year	$ 6,815	$ 7,098	$ 6,784	$ 6,487	$ 5,915

Loans outstanding at end of period	$ 554,105	$ 540,612	$ 502,463	$ 487,509	$ 473,517
Average loans outstanding, net	$ 540,541	$ 516,748	$ 496,822	$ 474,972	$ 468,620
Non-performing assets:
Non-accruing loans	$ 6,599	$ 8,097	$ 8,067	$ 9,165	$ 11,853
Accrual loans - 90 days or more past due	836	697	506	275	692
Total non-performing loans	$ 7,435	$ 8,794	$ 8,573	$ 9,440	$ 12,545
Foreclosed assets held for sale	1,792	1,360	616	860	693
Total non-performing assets	$ 9,227	$ 10,154	$ 9,189	$ 10,300	$ 13,238

Troubled debt restructurings (TDR)
Non-accruing TDRs	$ 3,654	$ 4,701	$ 4,834	$ 5,490	$ 130
Accrual TDRs	2,502	2,510	193	123	-
Total troubled debt restructurings	$ 6,156	$ 7,211	$ 5,027	$ 5,613	$ 130
Net charge-offs to average loans	0.16%	0.02%	0.02%	0.02%	0.05%
Allowance to total loans	1.23%	1.31%	1.35%	1.33%	1.25%
Allowance to total non-performing loans	91.66%	80.71%	79.13%	68.72%	47.15%
Non-performing loans as a percent of loans
net of unearned income	1.34%	1.63%	1.71%	1.94%	2.65%
Non-performing assets as a percent of loans
net of unearned income	1.67%	1.88%	1.83%	2.11%	2.80%

The Company utilizes a disciplined and thorough loan review process based upon our internal loan policy approved by the Company’s Board of Directors.  The purpose of the review is to assess loan quality, analyze delinquencies, identify problem loans, evaluate potential charge-offs and recoveries, and assess general overall economic conditions in the markets served.  An external independent loan review is performed on our commercial portfolio semi-annually for the Company.  The external consultant is engaged to 1) review a minimum of 55% (60% of loans prior to 2013) of the dollar volume of the commercial loan portfolio on an annual basis, 2) new loans originated for over $1.0 million in the last years, 3) a majority of borrowers with commitments greater than or equal to $1.0 million,  4) review selected loan relationships over $750,000 which are over 30 days past due, classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate. As part of this review, our underwriting process and loan grading system is evaluated.

Management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate as of December 31, 2014.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The adequacy of the allowance for loan losses is subject to a formal, quarterly analysis by management of the Company.  In order to better analyze the risks associated with the loan portfolio, the entire portfolio is divided into several categories.  As stated above, loans on non-accrual status are specifically reviewed for impairment and given a specific reserve, if appropriate.  Loans evaluated and not found to be impaired are included with other performing loans, by category, by their respective homogenous pools.  Three year average historical loss factors were calculated for each pool and applied to the performing portion of the loan category for 2014, 2013, 2012 and 2011. For 2010 the historical loss factor was based on a five year average. This was changed as management believes the three year average is better representative of the inherent risks in the loan portfolio and is more reflective of current trends.  The historical loss factors for both reviewed and homogeneous pools are adjusted based upon the following qualitative factors:

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

See also “Note 4 – Loans and Related Allowance for Loan Losses” to the consolidated financial statements.

The balance in the allowance for loan losses was $6,815,000 or 1.23% of total loans as of December 31, 2014 as compared to $7,098,000 or 1.31% of loans as of December 31, 2013.  The $283,000 decrease is a result of a $585,000 provision for loan losses less net charge-offs of $868,000.  The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of December 31:

	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$ 878	33.5	$ 946	34.6	$ 875	35.4	$ 805	37.7	$ 969	39.1
Commercial, agricultural	3,870	38.9	4,558	39.8	4,437	38.8	4,132	37.9	3,380	36.2
Construction	26	1.1	50	1.7	38	2.4	15	1.7	22	2.1
Consumer	84	1.5	105	1.7	119	2.1	111	2.2	108	2.4
Other commercial and agricultural loans	1,224	10.6	942	10.0	728	9.5	674	9.1	983	10.0
State & political subdivision loans	545	14.4	330	12.2	271	11.8	235	11.4	137	10.2
Unallocated	188	N/A	167	N/A	316	N/A	515	N/A	316	N/A
Total allowance for loan losses	$ 6,815	100.0	$ 7,098	100.0	$ 6,784	100.0	$ 6,487	100.0	$ 5,915	100.0

As a result of previous loss experiences and other the risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate total 38.9% of the loan portfolio, 56.8% of the allowance is assigned to this segment of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions. Residential real estate loans comprise 33.5% of the loan portfolio as of December 31, 2014 and 12.9% of the allowance is assigned to this segment.

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2013 to December 31, 2014 in non-performing loans (dollars in thousands).  Non-performing loans include those loans that are contractually past due 90 days or more and non-accrual loans.  Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	December 31, 2014				December 31, 2013
	Accruing	Non-Performing Loans			Accruing	Non-Performing Loans
	30 - 89 Days	90 Days Past	Non-	Total Non-	30 - 89 Days	90 Days Past	Non-	Total Non-
	Past Due	Due Accruing	accrual	Performing	Past Due	Past Due	accrual	Performing
Real estate:
Residential	$ 1,089	$ 346	$ 828	$ 1,174	$ 1,006	$ 352	$ 685	$ 1,037
Commercial	147	310	5,010	5,320	215	344	7,247	7,591
Agricultural	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Consumer	75	6	47	53	132	1	15	16
Other commercial and agricultural loans	761	174	714	888	17	-	150	150
Total nonperforming loans	$ 2,072	$ 836	$ 6,599	$ 7,435	$ 1,370	$ 697	$ 8,097	$ 8,794

	Change in Non-Performing Loans
	2014 / 2013
	Amount	%
Real estate:
Residential	$ 137	13.2
Commercial	(2,271)	(29.9)
Agricultural	-	-
Construction	-	-
Consumer	37	231.3
Other commercial and agricultural loans	738	492.0
Total nonperforming loans	$ (1,359)	(15.5)

The following table shows the distribution of non-performing loans by loan category (dollars in thousands) for the past five years as of December 31:

	Non-Performing Loans
	2014	2013	2012	2011	2010
Real estate:
Residential	$ 1,174	$ 1,037	$ 995	$ 653	$ 711
Commercial	5,320	7,591	7,194	8,270	8,161
Agricultural	-	-	-	-	2,241
Construction	-	-	-	-	-
Consumer	53	16	4	-	18
Other commercial and agricultural loans	888	150	380	517	1,414
State & political subdivision loans	-	-	-	-	-
Total nonperforming loans	7,435	8,794	8,573	9,440	12,545

For the year ended December 31, 2014, we recorded a provision for loan losses of $585,000 which compares to $405,000 for the same period in 2013, an increase of $180,000. The increase is attributable to the increase in net charged off loans during 2014 of $777,000. While charge-offs in 2014 were historically high for the Company, they are still low relative to peer and were primarily driven by two customers, which experienced charge-offs of $463,000 and $175,000. Additionally, it should be noted that non-performing loans decreased $1.4 million or 15.5%, from December 31, 2013 to December 31, 2014 primarily due to the completion of several foreclosure actions in 2014, some of which resulted in charge-offs in 2014. Approximately 62.6% of the Bank’s non-performing loans are associated with the following three customer relationships:

•
A commercial customer with a total loan relationship of $3.5 million secured by 164 residential properties was on non-accrual status as of December 31, 2014. In the first quarter of 2011, the Company and borrower entered into a forbearance agreement to restructure the debt. In July of 2013, the customer filed for bankruptcy under Chapter 11 and a Trustee was appointed in January of 2014. Through December 31, 2014 all loan payments in accordance with the forbearance agreement have been made, which has resulted in no specific reserve allocation as of December 31, 2014. We continue to monitor the bankruptcy proceedings to identify potential changes in the customer’s operations and the impact these would have on the loan payments for our loans to the customer and the underlying collateral that supports these loans.

•
A commercial customer with a relationship of approximately $473,000 after a charge-off of $463,000 during the second quarter of 2014, secured by real estate was on non-accrual status as of December 31, 2014. The current economic conditions have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and in the second quarter of 2014 charged-off of a portion of the balance associated with this customer, which was based on the appraised value of collateral and as a result there is no specific reserve as of December 31, 2014.

•
A commercial customer with a relationship of approximately $633,000 secured by real estate, equipment and accounts receivable was on non-accrual status as of December 31, 2014. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer. Management reviewed the collateral value based on an appraisal completed in 2014, which resulted in no specific reserve as of December 31, 2014.

Management believes that the allowance for loan losses at December 31, 2014 was adequate at that date, which was based on the following factors:

•	47.7% of the Company’s non-performing loans are associated with one customer under bankruptcy protection that has remained current with its payments.
•
Net and gross charge-offs continue to be low in relation to the size of the Bank’s loan portfolio and compared to our peer group. Net charge-offs for 2014 were 0.16% of the loan portfolio and in 2013 were 0.02% of the total loan portfolio.

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

Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset future employee benefit costs.  As of December 31, 2014, the Bank was the owner and sole beneficiary on the policies.  During 2014, the Bank purchased $5.1 million of additional insurance. These policies provide the Bank with an asset that will generate earnings to partially offset the current costs of benefits, and eventually (at the death of the insured’s) provide partial recovery of cash outflows associated with the benefits.  As of December 31, 2014 and 2013, the cash surrender value of the life insurance was $20.3 and $14.7 million, respectively.  The change in cash surrender value, net of purchases, is recognized in the results of operations.  The amounts recorded as non-interest income totaled $507,000, $502,000 and $507,000 in 2014, 2013 and 2012, respectively.  The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

Effective January 1, 2015, the Company restructured the agreements so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under the restructured agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death.

Other Assets

2014

Other assets decreased $4.3 million in 2014 to $7.2 million from $11.5 million in 2013. As a result of the decrease in the market value of the Company’s investment portfolio, net deferred taxes changed from an asset of $1,477,000 as of December 31, 2013 to a liability of $28,000. Due to actuarial changes in the pension plan, the funded status of the plan changed from an asset of $780,000 as of December 31, 2013 to a liability of $738,000. As a result of a decrease in FHLB borrowings regulatory stock decreased $1.9 million.

2013

Other assets increased $2.6 million in 2013 to $11.5 million from $8.9 million in 2012. As a result of the decrease in the market value of the Company’s investment portfolio in 2013, net deferred taxes changed from a liability of $870,000 as of December 31, 2012 to an asset of $1,477,000 as of December 31, 2013. Due to increases in the market value of the assets included in the Bank’s pension plan and contributions made by the Bank over time to the plan, the funded status of the plan changed from a liability of $1,256,000 as of December 31, 2012 to an asset of $780,000 as of December 31, 2013. Other real estate owned increased $744,000 in 2013 as a result of foreclosures. As a result of an increase in FHLB borrowings regulatory stock increased $361,000. These increases were offset by a decrease in prepaid FDIC insurance of $1,010,000 as the FDIC returned the prepayment for insurance in 2013 that was originally made in 2009.

Deposits

The following table shows the breakdown of deposits by deposit type (dollars in thousands):

	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Non-interest-bearing deposits	$ 95,526	12.3	$ 85,585	11.4	$ 89,494	12.1
NOW accounts	226,038	29.2	215,656	28.8	201,804	27.4
Savings deposits	108,252	14.0	95,678	12.8	87,836	11.9
Money market deposit accounts	95,350	12.3	85,038	11.4	83,423	11.3
Certificates of deposit	248,767	32.2	266,359	35.6	274,539	37.3
Total	$ 773,933	100.0	$ 748,316	100.0	$ 737,096	100.0

	2014/2013		2013/2012
	Change		Change
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 9,941	11.6	$ (3,909)	(4.4)
NOW accounts	10,382	4.8	13,852	6.9
Savings deposits	12,574	13.1	7,842	8.9
Money market deposit accounts	10,312	12.1	1,615	1.9
Certificates of deposit	(17,592)	(6.6)	(8,180)	(3.0)
Total	$ 25,617	3.4	$ 11,220	1.5

2014

Total deposits increased $25.6 million in 2014, or 3.4%.  Non-interest bearing deposits increased $9.9 million, or 11.6% in 2014.  As a percentage of total deposits, non-interest bearing deposits totaled 12.3% as of the end of 2014, which compares to 11.4% at the end of 2013.  In order to manage our overall cost of funds, the Company continues to focus on adding low cost deposits by having several checking products available for retail customers as well as being the primary checking account for commercial customers who also have loans with the Company.

NOW accounts increased by $10.4 million, or 4.8%, money market deposit accounts increased by $10.3 million or 12.1% and savings deposits decreased $12.6 million, or 13.1%, since the end of 2013.  A portion of the increase in NOW accounts, money market accounts and savings deposits is offset by the decrease in certificates of deposits of $17.6 million from 2013 to 2014. The largest part of the remaining increase is attributable to Pennsylvania Act 13 impact fees paid to local governments, who have been impacted by the exploration activities for natural gas.

As in 2013, during 2014 the Company continued to lower rates paid on certificates of deposits, including long term CD rates, which are less attractive to the Company’s customers. Certain customers who typically utilize certificate of deposits as a means of generating income or as a longer term investment option, are moving funds into money market and savings accounts that still paid interest in order to maintain flexibility for potentially rising interest rates. The rates paid on certificates of deposit by the Company remain competitive with rates paid by our competition.

2013

Total deposits increased $11.2 million in 2013, or 1.5%.  Non-interest bearing deposits decreased $3.9 million, or 4.4% in 2013.  As a percentage of total deposits, non-interest bearing deposits totaled 11.4% as of the end of 2013, which compares to 12.1% at the end of 2012.  In order to manage our overall cost of funds, the Company continues to focus on adding low cost deposits by having several checking products available for retail customers. Additionally, our business development officers and branch personnel are focused on providing outstanding customer service and developing larger deposit relationships with our commercial customers.

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

Remaining maturities of certificates of deposit of $100,000 or more are as follows (dollars in thousands):

	2014	2013	2012
3 months or less	$ 13,036	$ 13,699	$ 15,348
Over 3 months through 6 months	13,908	11,118	10,216
Over 6 months through 12 months	28,042	37,289	28,953
Over 12 months	57,211	55,836	58,962
Total	$ 112,197	$ 117,942	$ 113,479
As a percent of total
certificates of deposit	45.10%	44.28%	41.33%

Interest expense on certificates of deposit of $100,000 or more amounted to $1,379,000, $1,516,000 and $1,819,000, for the years ended December 31, 2014, 2013, and 2012, respectively.

Deposits by type of depositor are as follows (dollars in thousands):

	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Individuals	$ 468,595	60.5	$ 462,268	61.8	$ 464,764	63.1
Businesses and other organizations	149,983	19.4	143,082	19.1	142,659	19.3
United States government	-	-	-	-	-	-
State & political subdivisions	155,355	20.1	142,966	19.1	129,673	17.6
Total	$ 773,933	100.0	$ 748,316	100.0	$ 737,096	100.0

Borrowed Funds

2014

Borrowed funds decreased $25.1 million during 2014, or 37.6%. The decrease was associated with a decrease of $26.4 million of short term borrowings from the Federal Home Loan Bank and a decrease of $1.4 in repurchase agreements. Long term borrowings increased $2.6 million during 2014. Term loans increased from $9.2 million as of December 31, 2013 to $11.8 million as of December 31, 2014 (see Note 9 of the consolidated financial statements for additional information).  Due to the rate environment in 2014, and as a strategy to manage interest rate risk against the potential for rising rates in future years, the Company borrowed $6.8 million of long term loans. Management will continue to monitor interest rates and to minimize interest rate risk in future years may extend some of the short term borrowings via term notes. Short term borrowings from the Federal Home Loan Bank were $16.6 million as of December 21, 2014 compared to $43.0 million as of December 31, 2013.

2013

Borrowed funds increased $20.8 million during 2013, or 45.1%. The increase was associated with an increase of $43.0 million of short term borrowings from the Federal Home Loan Bank. The increase in short term borrowings was offset by a decrease of $20.8 million of terms loans and a decrease of $1.4 in repurchase agreements. Term loans decreased from $30.0 million as of December 31, 2012 to $9.2 million as of December 31, 2013 (see Note 9 of the consolidated financial statements for additional information).  During 2013, no new term loans were obtained and maturities in 2013 were funded with short term borrowings. During 2013, the balance of sweep repurchase agreements decreased $1.4 million, with the majority of the decrease associated with two customers. As of December 31, 2012, there were no outstanding short term borrowings from the Federal Home Loan Bank.

Other Liabilities

2014

Other liabilities increased $1,297,000 during 2014, or 19.3%. The primary driver of this increase was due to actuarial changes in the pension plan in 2014, which resulted in the funded status of the pension plan changing from an asset of $780,000 as of December 31, 2013 to a liability of $738,000.

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

Our Board of Directors determines our dividend rate after considering our capital requirements, current and projected net income, and other factors. In 2014 and 2013, the Company paid out 49.3% and 27.6% of net income in dividends, respectively. The dividends paid in 2014 included a special dividend of $0.60 per share, which was paid in the third quarter of 2014.

As of December 31, 2014, the total number of common shares outstanding was 3,038,956. For comparative purposes, outstanding shares for prior periods were adjusted for the June 2014 stock dividend in computing earnings and cash dividends per share as detailed in Note 1 of the consolidated financial statements.  During 2014, we purchased 15,474 shares of treasury stock at a weighted average cost of $52.58 per share. The Company awarded 3,598 shares of restricted stock to employees and 846 shares to the Board of Directors under equity incentive programs.

There are currently three federal regulatory measures of capital adequacy. The Company’s ratios meet the regulatory standards for well capitalized for 2014 and 2013, as detailed in Note 14 of the consolidated financial statements.

2014

Stockholders’ equity increased 9.2% in 2014 to $100.5 million.  Excluding accumulated other comprehensive income, which is the after-tax effect of unrealized holding gains and losses on available-for-sale securities and additional pension obligation, stockholders’ equity increased $6.5 million, or 7.0%.  This increase is due to net income of $13,385,000, offset by net cash dividends of $6,121,000 and the purchase of treasury stock of $814,000. All of the Company’s investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. Accumulated other comprehensive income (loss) increased $1,992,000 from December 31, 2013 primarily as result of the increase in the fair market value of the investment portfolio. Total equity was approximately 10.87% of total assets as of December 31, 2014, compared to 10.06% of total assets as of December 31, 2013.

2013

Stockholders’ equity increased 2.9% in 2013 to $92.1 million.  Excluding accumulated other comprehensive income, stockholders’ equity increased $8.4 million, or 9.9%.  This increase is due to net income of $13,375,000, offset by net cash dividends of $3,558,000 and the purchase of treasury stock of $1,483,000. Accumulated other comprehensive income (loss) decreased $5,856,000 from December 31, 2012 primarily as result of the decrease in the fair market value of the investment portfolio as a result of the rise in long term interest rates in 2013. Total equity was approximately 10.06% of total assets as of December 31, 2013, compared to 10.14% of total assets as of December 31, 2012.

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

Capital expenditures in 2014 totaled $1,309,000, which included:

Construction of a new branch in the Lock Haven market totaling $1,113,000
Upgraded software totaling $42,600
Computer and copier upgrades totaling $29,400
Bank by phone system upgrade of $28,300

Capital expenditures in 2013 totaled $328,000, which included:

Implemented an online teller system totaling $126,000
New ATM’s and upgraded software to meet the Americans with Disabilities Act requirements totaling $53,000
Vehicle purchases for employee use totaling $46,000
Engineering and architect fees for a potential bank expansion totaling $40,000
Copier and printer upgrades totaling $27,000

We expect these expenditures will allow us to support our growth initiatives over the next decade, create greater operating efficiency and provide the customer with higher quality banking services.

In addition, to the Bank’s cash balances, the Bank achieves additional liquidity primarily from its investment in the Federal Home Loan Bank of Pittsburgh and the resulting borrowing capacity obtained through this investment, investments that mature in less than one year and expected principal repayments from mortgage backed securities.  The Bank has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $262.6 million, inclusive of any outstanding amounts, as a source of liquidity.  The Bank also had a federal funds line with a third party provider in the amount of $10.0 million as of December 31, 2014, which is unsecured and a borrower in custody agreement was established with the FRB in the amount of $9.1 million, which is collateralized by $17.1 million of municipal loans.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The Bank may not declare a dividend without approval of the FRB, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The FRB, the OCC, the PDB and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At December 31, 2014, the Company (unconsolidated basis)  had liquid assets of $7.9 million.

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations, including contractual obligations which may require cash payments. The following table presents as of December 31, 2014, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the obligations can be found in Notes 8, 9 and 16 to the Consolidated Financial Statements.

	One year	One to	Three to	Over Five
Contractual Obligations	or Less	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$ 525,166	$ -	$ -	$ -	$ 525,166
Time deposits	118,633	83,957	36,240	9,937	248,767
FHLB Advances	16,593	-	-	-	16,593
Long-term borrowings - FHLB	-	2,000	3,000	6,800	11,800
Note Payable	7,500	-	-	-	7,500
Repurchase agreements	5,372	534	-	-	5,906
Operating leases	122	130	78	224	554
Total	$ 673,386	$ 86,621	$ 39,318	$ 16,961	$ 815,732

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

 For the year ended December 31, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Currently, our Company has equity securities that represent only 0.6% of our investment portfolio, and therefore equity risk is not significant.

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

The following table shows the cumulative static gap (at amortized cost) for various time intervals (dollars in thousands):

Maturity or Re-pricing of Company Assets and Liabilities as of December 31, 2014
	Within	Four to	One to	Two to	Three to	Over
	Three	Twelve	Two	Three	Five	Five
	Months	Months	Years	Years	Years	Years	Total
Interest-earning assets:
Interest-bearing deposits at banks	$ 1,332	$ -	$ -	$ 248	$ 5,712	$ -	$ 7,292
Investment securities	15,775	41,188	47,574	62,841	106,458	32,310	306,146
Residential mortgage loans	26,326	44,644	44,622	31,304	28,877	9,665	185,438
Construction loans	1,866	2,227	2,260	-	-	-	6,353
Commercial and farm loans	94,820	47,765	45,769	35,972	36,357	13,417	274,100
Loans to state & political subdivisions	5,277	9,579	7,623	13,316	9,318	34,604	79,717
Other loans	2,394	2,225	1,759	1,032	945	142	8,497
Total interest-earning assets	$ 147,790	$ 147,628	$ 149,607	$ 144,713	$ 187,667	$ 90,138	$ 867,543
Interest-bearing liabilities:
NOW accounts	$ 141,267	$ -	$ -	$ -	$ -	$ 84,771	$ 226,038
Savings accounts	-	-	-	-	-	108,252	108,252
Money Market accounts	82,912	-	-	-	-	12,438	95,350
Certificates of deposit	32,908	85,725	44,531	39,426	36,240	9,937	248,767
Short-term borrowing	20,770	-	-	-	-	-	20,770
Long-term borrowing	8,000	695	534	2,000	3,000	6,800	21,029
Total interest-bearing liabilities	$ 285,857	$ 86,420	$ 45,065	$ 41,426	$ 39,240	$ 222,198	$ 720,206
Excess interest-earning
assets (liabilities)	$ (138,067)	$ 61,208	$ 104,542	$ 103,287	$ 148,427	$ (132,060)
Cumulative interest-earning assets	$ 147,790	$ 295,418	$ 445,025	$ 589,738	$ 777,405	$ 867,543
Cumulative interest-bearing liabilities	285,857	372,277	417,342	458,768	498,008	720,206
Cumulative gap	$ (138,067)	$ (76,859)	$ 27,683	$ 130,970	$ 279,397	$ 147,337
Cumulative interest rate
sensitivity ratio (1)	0.52	0.79	1.07	1.29	1.56	1.20

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

The Bank currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Bank’s risk exposure.  In this analysis, the Bank examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of December 31, 2014 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-100 Shock	$ 29,948	$ (353)	(1.16)
Base	30,301
+100 Shock	29,288	(1,013)	(3.34)
+200 Shock	28,402	(1,899)	(6.27)
+300 Shock	27,578	(2,723)	(8.99)
+400 Shock	26,520	(3,781)	(12.48)

The model makes estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage backed securities, call activity of other investment securities, and deposit selection, re-pricing and maturity structure.  Because of these assumptions, actual results could differ significantly from these estimates which would result in significant differences in the calculated projected change on net interest income. Additionally, the changes above do not necessarily represent the level of change under which management would undertake specific measures to realign its portfolio in order to reduce the projected level of change. Additionally, the projections above utilize a static balance sheet and does not include any changes that may result from the growth of the Bank. It should be noted that the changes in net interest income noted above are in line with Bank policy for interest rate risk.

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

Pension Benefits

Pension costs and liabilities are dependent on assumptions used in calculating such amounts.  These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors.  In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation of future periods.  While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and future expense.  Our pension benefits are described further in Note 10 of the “Notes to Consolidated Financial Statements.”

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Citizens Financial Services, Inc.
Consolidated Balance Sheet
	December 31,
(in thousands, except share data)	2014	2013
ASSETS:
Cash and cash equivalents:
Noninterest-bearing	$ 10,091	$ 8,899
Interest-bearing	1,332	1,184
Total cash and cash equivalents	11,423	10,083
Interest bearing time deposits with other banks	5,960	2,480
Available-for-sale securities	306,146	317,301
Loans held for sale	497	278
Loans (net of allowance for loan losses:
2014, $6,815; 2013, $7,098)	547,290	533,514
Premises and equipment	12,357	11,105
Accrued interest receivable	3,644	3,728
Goodwill	10,256	10,256
Bank owned life insurance	20,309	14,679
Other assets	7,166	11,510
TOTAL ASSETS	$ 925,048	$ 914,934
LIABILITIES:
Deposits:
Noninterest-bearing	$ 95,526	$ 85,585
Interest-bearing	678,407	662,731
Total deposits	773,933	748,316
Borrowed funds	41,799	66,932
Accrued interest payable	756	895
Other liabilities	8,032	6,735
TOTAL LIABILITIES	824,520	822,878
STOCKHOLDERS' EQUITY:
Preferred Stock $1.00 par value; authorized 3,000,000 shares
2014 and 2013; none issued in 2014 or 2013	-	-
Common Stock
$1.00 par value; authorized 15,000,000 shares 2014 and 2013;
issued 3,335,236 and 3,305,517 shares in 2014 and 2013,
Respectively	3,335	3,306
Additional paid-in capital	25,150	23,562
Retained earnings	79,512	74,325
Accumulated other comprehensive income (loss)	767	(1,225)
Treasury stock, at cost:
296,280 and 290,468 shares for 2014 and 2013, respectively	(8,236)	(7,912)
TOTAL STOCKHOLDERS' EQUITY	100,528	92,056
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 925,048	$ 914,934
See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Income
Year Ended December 31,
(in thousands, except per share data)	2014	2013	2012
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$ 28,324	$ 28,982	$ 29,770
Interest-bearing deposits with banks	82	40	21
Investment securities:
Taxable	3,337	3,721	4,521
Nontaxable	3,354	3,405	3,702
Dividends	194	86	71
TOTAL INTEREST AND DIVIDEND INCOME	35,291	36,234	38,085
INTEREST EXPENSE:
Deposits	4,347	5,107	6,113
Borrowed funds	606	1,208	1,546
TOTAL INTEREST EXPENSE	4,953	6,315	7,659
NET INTEREST INCOME	30,338	29,919	30,426
Provision for loan losses	585	405	420
NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	29,753	29,514	30,006
NON-INTEREST INCOME:
Service charges	4,297	4,453	4,606
Trust	688	694	644
Brokerage and insurance	567	444	392
Investment securities gains, net	616	441	604
Gains on loans sold	236	443	759
Earnings on bank owned life insurance	507	502	507
Other	445	446	456
TOTAL NON-INTEREST INCOME	7,356	7,423	7,968
NON-INTEREST EXPENSES:
Salaries and employee benefits	11,505	11,392	11,018
Occupancy	1,287	1,271	1,265
Furniture and equipment	362	492	411
Professional fees	902	781	891
Federal depository insurance	461	450	468
Pennsylvania shares tax	686	640	602
Other	4,962	4,784	4,773
TOTAL NON-INTEREST EXPENSES	20,165	19,810	19,428
Income before provision for income taxes	16,944	17,127	18,546
Provision for income taxes	3,559	3,752	4,331
NET INCOME	$ 13,385	$ 13,375	$ 14,215
PER COMMON SHARE DATA:
NET INCOME - BASIC	$ 4.41	$ 4.38	$ 4.61
NET INCOME - DILUTED	$ 4.40	$ 4.38	$ 4.60
CASH DIVIDENDS PER SHARE	$ 2.17	$ 1.21	$ 1.49

Number of shares used in computation - basic	3,038,298	3,055,034	3,085,796
Number of shares used in computation - diluted	3,039,593	3,056,204	3,087,438

See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Changes in Comprehensive Income
Year Ended December 31,

(in thousands)	2014	2013	2012
Net Income	$ 13,385	$ 13,375	$ 14,215

Other comprehensive income (loss)
Securities available for sale
Change in net unrealized gain (loss) during the period	5,465	(9,955)	821
Income tax (benefit)	1,857	(3,384)	278
	3,608	(6,571)	543
Reclassification adjustment for gains
included in income	(616)	(441)	(604)
Income tax benefit	(209)	(150)	(205)
	(407)	(291)	(399)

Change in unrealized loss on interest rate swap	-	200	148
Income tax expense	-	68	50
	-	132	98

Change in unrecognized pension costs	(1,832)	1,325	(848)
Income tax expense (benefit)	(623)	451	(288)
	(1,209)	874	(560)

Other comprehensive income (loss)	1,992	(5,856)	(318)
Comprehensive income	$ 15,377	$ 7,519	$ 13,897

See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Changes in Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2011	3,132,866	$ 3,133	$ 15,313	$ 63,337	$ 4,949	$ (5,264)	$ 81,468
Net income				14,215			14,215
Net other comprehensive loss					(318)		(318)
Stock dividend	28,458	28	1,110	(1,138)			-
Purchase of treasury stock (33,042 shares)						(1,348)	(1,348)
Restricted stock awards			(156)			14	(142)
Restricted stock vesting			201				201
Cash dividend reinvestment paid from treasury stock							-
Cash dividends, $1.49 per share				(4,601)			(4,601)
Balance, December 31, 2012	3,161,324	3,161	16,468	71,813	4,631	(6,598)	89,475

Net income				13,375			13,375
Net other comprehensive loss					(5,856)		(5,856)
Stock dividend	144,193	145	7,022	(7,167)			-
Purchase of treasury stock (31,092 shares)						(1,483)	(1,483)
Restricted stock and Board of Director awards			(149)			34	(115)
Restricted stock vesting			218				218
Forfeited restricted stock			2			(2)
Cash dividend reinvestment paid from treasury stock			1	(138)		137	-
Cash dividends, $1.21 per share				(3,558)			(3,558)
Balance, December 31, 2013	3,305,517	3,306	23,562	74,325	(1,225)	(7,912)	92,056

Net income				13,385			13,385
Net other comprehensive income					1,992		1,992
Stock dividend	29,719	29	1,568	(1,597)			-
Purchase of treasury stock (15,474 shares)						(814)	(814)
Restricted stock and Board of Director awards			(189)			19	(170)
Restricted stock vesting			200				200
Cash dividend reinvestment paid from treasury stock			9	(480)		471	-
Cash dividends, $2.17 per share				(6,121)			(6,121)
Balance, December 31, 2014	3,335,236	$ 3,335	$ 25,150	$ 79,512	$ 767	$ (8,236)	$ 100,528

See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Cash Flows
	Year Ended December 31,
(in thousands)	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$ 13,385	$ 13,375	$ 14,215
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	585	405	420
Depreciation and amortization	472	428	420
Amortization and accretion on investment securities	2,133	2,427	2,364
Deferred income taxes	478	670	(58)
Investment securities gains, net	(616)	(441)	(604)
Earnings on bank owned life insurance	(507)	(502)	(507)
Stock awards	200	218	201
Originations of loans held for sale	(11,129)	(20,239)	(37,398)
Proceeds from sales of loans held for sale	11,146	21,862	36,699
Gains on loans sold	(236)	(443)	(759)
Decrease (Increase) in accrued interest receivable	84	88	(195)
Decrease in accrued interest payable	(139)	(248)	(369)
Other, net	322	217	382
Net cash provided by operating activities	16,178	17,817	14,811
Cash Flows from Investing Activities:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	28,989	25,461	20,619
Proceeds from maturity and principal repayments of securities	41,756	78,596	117,375
Purchase of securities	(56,257)	(123,488)	(130,966)
Proceeds from redemption of Regulatory Stock	4,706	1,634	1,141
Purchase of Regulatory Stock	(2,815)	(1,997)	(1,405)
Net increase in loans	(15,331)	(38,620)	(15,230)
Purchase of interest bearing time deposits	(3,480)	(2,480)	-
Purchase of bank owned life insurance	(5,123)	-	-
Purchase of premises, equipment and software	(1,309)	(328)	(438)
Proceeds from sale of foreclosed assets held for sale	647	285	738
Net cash used in investing activities	(8,217)	(60,937)	(8,166)
Cash Flows from Financing Activities:
Net increase in deposits	25,617	11,220	3,103
Proceeds from long-term borrowings	6,820	-	-
Repayments of long-term borrowings	(4,200)	(20,781)	(5,590)
Net (decrease) increase in short-term borrowed funds	(27,753)	41,587	(2,166)
Purchase of treasury stock	(814)	(1,483)	(1,348)
Purchase of restricted stock	(170)	(115)	(142)
Dividends paid	(6,121)	(3,558)	(4,601)
Net cash provided by (used in) financing activities	(6,621)	26,870	(10,744)
Net increase (decrease) in cash and cash equivalents	1,340	(16,250)	(4,099)
Cash and Cash Equivalents at Beginning of Year	10,083	26,333	30,432
Cash and Cash Equivalents at End of Year	$ 11,423	$ 10,083	$ 26,333
Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 5,092	$ 6,563	$ 8,028
Income taxes paid	$ 2,835	$ 3,245	$ 4,345
Non-cash activities:
Real estate acquired in settlement of loans	$ 1,095	$ 1,051	$ 374
Real estate transferred from other assets	$ 549	$ -	$ -
See accompanying notes to consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Citizens Financial Services, Inc. (individually and collectively, the “Company”) is headquartered in Mansfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, First Citizens Community  Bank (the “Bank”), and its wholly owned subsidiary, First Citizens Insurance Agency, Inc.  During 2012, the Bank converted from a national bank to a Pennsylvania state chartered bank and trust company, which resulted in a name change from First Citizens National Bank. As of December 31, 2014, the Bank operates seventeen full-service banking braches in Potter, Tioga and Bradford counties, Pennsylvania and Allegany County, New York and loan production offices in Clinton and Luzerne Counties in Pennsylvania. The Company is currently constructing a full service branch in the Clinton County Pennsylvania market, which is expected to open in the first quarter of 2015 and will replace the loan production office. The Bank also provides trust services, including the administration of trusts and estates, retirement plans, and other employee benefit plans, along with a brokerage division that provides a comprehensive menu of investment services. The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services.  The Company and Bank are supervised by the Board of Governors of the Federal Reserve System, while the Bank is subject to additional regulation and supervision by the Pennsylvania Department of Banking.

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

Investment Securities

Investment securities at the time of purchase are classified as one of the three following types:

Held-to-Maturity Securities - Includes securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. The Company had no held-to-maturity securities as of December 31, 2014 and 2013.

Trading Securities - Includes debt and equity securities bought and held principally for the purpose of selling them in the near term. Such securities are reported at fair value with unrealized holding gains and losses included in earnings. The Company had no trading securities as of December 31, 2014 and 2013.

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

Intangible Assets

Intangible assets include core deposit intangibles, which are a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases. The core deposit intangibles are being amortized from 3 to 5 ½ year life on a straight-line basis depending on the acquisition and are included in other assets. The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense. As of December 31, 2014 and 2013, these core deposit intangibles were fully amortized. Amortization expense amounted to $15,000 for 2012. There was no amortization expense in either 2014 or 2013.

Goodwill

The Company utilizes a two-step process for testing the impairment of goodwill on at least an annual basis.  This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts.  The Company performs an annual impairment analysis of goodwill.  Based on the fair value of the reporting unit, no impairment of goodwill was recognized in 2014, 2013 or 2012.

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain officers. As of December 31, 2014, the Company was the owner and sole beneficiary of the policies. Effective January 1, 2015, the insurance policies were restructured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these restructured agreements, the Bank receives the cash surrender value of the policy plus 50% of the benefit in excess of the cash surrender value and the remaining amount of the payout will be given to the beneficiary of the policy. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized.  Increases in the cash surrender value are recognized as other non-interest income.

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

The Company has a defined contribution, 401(k) plan covering eligible employees. The employee may also contribute to the plan on a voluntary basis, up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k).   Under the plan, the Company also makes contributions on behalf of eligible employees, which vest immediately. For employees hired after January 1, 2007, in lieu of the pension plan, an additional annual discretionary 401(k) plan contribution is made and is  equal to a percentage of an employee’s base compensation.

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

All derivatives are recognized on the balance sheet at their fair value. The derivative entered into by the Company qualified for and was designated as a cash flow hedge. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. There was no net gain or loss recognized in earnings related to our derivative instruments during the years ended December 31, 2013 and 2012.

Comprehensive Income
The Company is required to present comprehensive income in a full set of general purpose financial statements for all periods presented. Other comprehensive income (loss) is comprised of unrealized holding gains (losses) on the available-for-sale securities portfolio, unrecognized pension costs, and unrealized gain (loss) on interest rate swap.

Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-01, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit).  The amendments in this Update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

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

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  The amendments also require enhanced disclosures.  The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014.  An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited.  The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date.  This Update is not expected to have a significant impact on the Company’s financial statements.

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

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force).  This ASU clarifies how current U.S. GAAP should be interpreted in subjectively evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Public business entities are required to implement the new requirements in fiscal years and interim periods within those fiscal years beginning after December 15, 2015. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial statements.

In November 2014, the FASB issued ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting. The amendments in this Update apply to the separate financial statements of an acquired entity and its subsidiaries that are a business or nonprofit activity (either public or nonpublic) upon the occurrence of an event in which an acquirer (an individual or an entity) obtains control of the acquired entity.  An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity's most recent change-in-control event. The amendments in this Update are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement –Extraordinary and Unusual Items, as part of its initiative to reduce complexity in accounting standards.  This Update eliminates from GAAP the concept of extraordinary items.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  This Update is not expected to have a significant impact on the Company’s financial statements.

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

	2014	2013	2012

Basic earnings per share computation:
Net income applicable to common stock	$13,385,000	$13,375,000	$14,215,000
Weighted average common shares outstanding	3,038,298	3,055,034	3,085,796
Earnings per share - basic	$4.41	$4.38	$4.61

Diluted earnings per share computation:
Net income applicable to common stock	$13,385,000	$13,375,000	$14,215,000

Weighted average common shares outstanding for basic earnings per share	3,038,298	3,055,034	3,085,796
Add: Dilutive effects of restricted stock	1,295	1,170	1,642
Weighted average common shares outstanding for dilutive earnings per share	3,039,593	3,056,204	3,087,438
Earnings per share - dilutive	$4.40	$4.38	$4.60

Nonvested shares of restricted stock totaling, 2,248, 2,555 and 2,621 were outstanding during 2014, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. These anti-dilutive shares had prices ranging from $37.10-$50.50, $34.70-$44.50 and $26.80-$37.35 for 2014, 2013 and 2012, respectively.

Reclassification

Certain of the prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income or stockholders’ equity.

2. RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserves, in the form of cash balances with the Federal Reserve Bank, against its deposit liabilities.  The amount of such reserves was $1,526,000 and $1,447,000 at December 31, 2014 and 2013, respectively.

Non-retirement account deposits with one financial institution are insured up to $250,000. At times, the Company maintains cash and cash equivalents with other financial institutions in excess of the insured amount.

3. INVESTMENT SECURITIES

The amortized cost and fair value of investment securities at December 31, 2014 and 2013 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2014	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 150,847	$ 638	$ (600)	$ 150,885
U.S. Treasuries	4,944	-	(95)	4,849
Obligations of state and
political subdivisions	101,281	3,854	(99)	105,036
Corporate obligations	13,853	190	(85)	13,958
Mortgage-backed securities in
government sponsored entities	29,397	368	(37)	29,728
Equity securities in financial institutions	1,137	553	-	1,690
Total available-for-sale securities	$ 301,459	$ 5,603	$ (916)	$ 306,146

2013
Available-for-sale securities:
U.S. Agency securities	$ 153,896	$ 702	$ (2,409)	$ 152,189
U.S. Treasuries	11,856	-	(547)	11,309
Obligations of state and
political subdivisions	94,113	2,146	(1,254)	95,005
Corporate obligations	16,651	341	(190)	16,802
Mortgage-backed securities in
government sponsored entities	40,405	566	(300)	40,671
Equity securities in financial institutions	542	783	-	1,325
Total available-for-sale securities	$ 317,463	$ 4,538	$ (4,700)	$ 317,301

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at December 31, 2014 and 2013 (in thousands).  As of December 31, 2014, the Company owned 58 securities whose fair value was less than their cost basis.

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2014	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$ 27,382	$ (110)	$ 43,642	$ (490)	$ 71,024	$ (600)
U.S. Treasuries	-	-	4,849	(95)	4,849	(95)
Obligations of states and
political subdivisions	3,596	(19)	8,584	(80)	12,180	(99)
Corporate obligations	505	(1)	7,707	(84)	8,212	(85)
Mortgage-backed securities in
government sponsored entities	5,025	(4)	2,229	(33)	7,254	(37)
Total securities	$ 36,508	$ (134)	$ 67,011	$ (782)	$ 103,519	$ (916)

2013
U.S. agency securities	$ 98,356	$ (2,212)	$ 2,825	$ (197)	$ 101,181	$ (2,409)
U.S. Treasuries	11,309	(547)	-	-	11,309	(547)
Obligations of states and
political subdivisions	24,201	(865)	6,491	(389)	30,692	(1,254)
Corporate obligations	6,103	(124)	2,251	(66)	8,354	(190)
Mortgage-backed securities in
government sponsored entities	23,920	(266)	1,164	(34)	25,084	(300)
Total securities	$ 163,889	$ (4,014)	$ 12,731	$ (686)	$ 176,620	$ (4,700)

As of December 31, 2014, the Company’s investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, U.S treasury notes, obligations of states and political subdivisions, corporate obligations and mortgage backed securities in government sponsored entities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  As of December 31, 2014 and 2013, the Company had concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale during 2014, 2013, and 2012 were $28,989,000, $25,461,000 and $20,619,000, respectively. The gross gains realized during 2014 consisted of $177,000, $197,000, $172,000 and $101,000 from the sales eight agency securities, seven mortgage backed securities, one municipal security and a portion of one equity security, respectively. The gross loss of $31,000 was made from the sale of two US treasury securities. The gross gains realized during 2013 consisted of realized gains of $86,000, $356,000, $296,000, $87,000 and $2,000 from the sale of seven agency securities, nine mortgage backed securities, portions of three equity securities, four municipal securities and one corporate security, respectively. The gross losses incurred during 2013 were made up of realized losses of $246,000 and $140,000 from the sale of a corporate security and two mortgage backed securities, respectively. The gross gains realized during 2012 consisted of realized gains of $50,000, $392,000, $58,000, $95,000 and $9,000 from the sale of four agency securities, twelve mortgage backed securities, portions of an equity security, two U.S. treasury securities and one municipal security, respectively. There were no losses incurred during 2012. Gross gains and gross losses were realized as follows (in thousands):

	2014	2013	2012
Gross gains	$ 647	$ 827	$ 604
Gross losses	31	386	-
Net gains	$ 616	$ 441	$ 604

Investment securities with an approximate carrying value of $186,388,000 and $194,659,000 at December 31, 2014 and 2013, respectively, were pledged to secure public funds and certain other deposits as provided by law and certain borrowing arrangements of the Company.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at December 31, 2014, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$ 15,485	$ 15,662
Due after one year through five years	135,042	135,182
Due after five years through ten years	53,260	54,076
Due after ten years	96,535	99,536
Total	$ 300,322	$ 304,456

4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout north central Pennsylvania and Southern New York.  Although the Company has a diversified loan portfolio at December 31, 2014 and 2013, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio, as well as how those segments are analyzed within the allowance for loan losses as of December 31, 2014 and 2013 (in thousands):

2014	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 185,438	$ 316	$ 185,122
Commercial and agricultural	215,584	6,112	209,472
Construction	6,353	-	6,353
Consumer	8,497	-	8,497
Other commercial and agricultural loans	58,516	2,394	56,122
State and political subdivision loans	79,717	-	79,717
Total	554,105	$ 8,822	$ 545,283
Allowance for loan losses	6,815
Net loans	$ 547,290

2013
Real estate loans:
Residential	$ 187,101	$ 342	$ 186,759
Commercial and agricultural	215,088	8,310	206,778
Construction	8,937	-	8,937
Consumer	9,563	15	9,548
Other commercial and agricultural loans	54,029	1,733	52,296
State and political subdivision loans	65,894	-	65,894
Total	540,612	$ 10,400	$ 530,212
Allowance for loan losses	7,098
Net loans	$ 533,514

Real estate loans serviced for Freddie Mac and Fannie Mae, which are not included in the Consolidated Balance Sheet, totaled $84,676,000 and $82,618,000 at December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, net unamortized loan fees and costs of $1,173,000 and $1,187,000, respectively, were included in the carrying value of loans.

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

Management considers commercial and other loans, commercial and agricultural real estate loans and state and political subdivision loans which are 90 days or more past due to be impaired. Certain residential mortgages, home equity and consumer loans that are cross collateralized with commercial relationships determined to be impaired may be classified as impaired as well. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance allocation or a charge-off to the allowance.

The following table includes the recorded investment and unpaid principal balances for impaired loans by class, with the associated allowance amount as of December 31, 2014 and 2013, if applicable (in thousands):

	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
2014
Real estate loans:
Mortgages	$ 222	$ 125	$ 66	$ 191	$ 13
Home Equity	130	60	65	125	12
Commercial	8,433	5,708	404	6,112	72
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	2,480	2,346	48	2,394	1
Other agricultural loans	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-
Total	$ 11,265	$ 8,239	$ 583	$ 8,822	$ 98

2013
Real estate loans:
Mortgages	$ 232	$ 138	$ 70	$ 208	$ 14
Home Equity	134	65	69	134	13
Commercial	9,901	6,335	1,975	8,310	305
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	15	15	-	15	-
Other commercial loans	1,794	1,679	54	1,733	1
Other agricultural loans	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-
Total	$ 12,076	$ 8,232	$ 2,168	$ 10,400	$ 333

The following table includes the average investment in impaired loans and the income recognized on impaired loans for 2014, 2013 and 2012 (in thousands):

			Interest
	Average	Interest	Income
	Recorded	Income	Recognized
2014	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$ 198	$ 9	$ -
Home Equity	130	4	-
Commercial	7,270	54	-
Agricultural	-	-	-
Construction	-	-	-
Consumer	10	-	-
Other commercial loans	2,031	79	-
Other agricultural loans	-	-	-
State and political
subdivision loans	-	-	-
Total	$ 9,639	$ 146	$ -

2013
Real estate loans:
Mortgages	$ 327	$ 7	$ -
Home Equity	136	4	-
Commercial	8,499	457	377
Agricultural	-	-	-
Construction	-	-	-
Consumer	5	-	-
Other commercial loans	1,761	79	-
Other agricultural loans	-	-	-
State and political
subdivision loans	-	-	-
Total	$ 10,728	$ 547	$ 377

2012
Real estate loans:
Mortgages	$ 170	$ 2	$ 2
Home Equity	112	4	4
Commercial	7,882	117	117
Agricultural	-	-	-
Construction	-	-	-
Consumer	-	-	-
Other commercial loans	461	-	-
Other agricultural loans	-	-	-
State and political
subdivision loans	-	-	-
Total	$ 8,625	$ 123	$ 123

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay the loan as agreed, the Bank’s loan rating process includes several layers of internal and external oversight. The Company’s loan officers are responsible for the timely and accurate risk rating of the loans in each of their portfolios at origination and on an ongoing basis under the supervision of management.  All commercial and agricultural loans are reviewed annually to ensure the appropriateness of the loan grade. In addition, the Bank engages an external consultant on at least an annual basis. The external consultant is engaged to 1) review a minimum of 55% (60% of loans prior to 2013) of the dollar volume of the commercial loan portfolio on an annual basis, 2) review new loans originated for over $1.0 million in the last years, 3) review a majority of borrowers with commitments greater than or equal to $1.0 million,  4) review selected loan relationships over $750,000 which are over 30 days past due, classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate.

The following tables represent credit exposures by internally assigned grades as of December 31, 2014 and 2013 (in thousands):

2014	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$ 169,383	$ 8,948	$ 12,614	$ -	$ -	$ 190,945
Agricultural	19,575	3,394	1,670	-	-	24,639
Construction	6,353	-	-	-	-	6,353
Other commercial loans	40,683	4,413	2,355	-	-	47,451
Other agricultural loans	9,221	727	1,117	-	-	11,065
State and political
subdivision loans	79,717	-	-	-	-	79,717
Total	$ 324,932	$ 17,482	$ 17,756	$ -	$ -	$ 360,170

2013
Real estate loans:
Commercial	$ 166,956	$ 4,645	$ 21,284	$ 202	$ -	$ 193,087
Agricultural	15,923	1,910	4,168	-	-	22,001
Construction	8,937	-	-	-	-	8,937
Other commercial loans	40,798	1,747	1,938	5	-	44,488
Other agricultural loans	7,431	153	1,957	-	-	9,541
State and political
subdivision loans	65,894	-	-	-	-	65,894
Total	$ 305,939	$ 8,455	$ 29,347	$ 207	$ -	$ 343,948

For residential real estate mortgages, home equities and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below and all loans past due 90 or more days. The following table presents the recorded investment in those loan classes based on payment activity as of December 31, 2014 and 2013 (in thousands):

2014	Performing	Non-performing	Total
Real estate loans:
Mortgages	$ 121,968	$ 890	$ 122,858
Home Equity	62,296	284	62,580
Consumer	8,444	53	8,497
Total	$ 192,708	$ 1,227	$ 193,935

2013
Real estate loans:
Mortgages	$ 119,075	$ 809	$ 119,884
Home Equity	66,989	228	67,217
Consumer	9,547	16	9,563
Total	$ 195,611	$ 1,053	$ 196,664

Age Analysis of Past Due Loans by Class

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loans as of December 31, 2014 and 2013 (in thousands):

	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
2014	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
Real estate loans:
Mortgages	$ 318	$ 230	$ 675	$ 1,223	$ 121,635	$ 122,858	$ 214
Home Equity	442	99	260	801	61,779	62,580	132
Commercial	97	231	1,432	1,760	189,185	190,945	310
Agricultural	-	-	-	-	24,639	24,639	-
Construction	-	-	-	-	6,353	6,353	-
Consumer	119	4	7	130	8,367	8,497	6
Other commercial loans	503	258	476	1,237	46,214	47,451	174
Other agricultural loans	-	-	-	-	11,065	11,065	-
State and political
subdivision loans	-	-	-	-	79,717	79,717	-
Total	$ 1,479	$ 822	$ 2,850	$ 5,151	$ 548,954	$ 554,105	$ 836

Loans considered non-accrual	$ 48	$ 181	$ 2,014	$ 2,243	$ 4,356	$ 6,599
Loans still accruing	1,431	641	836	2,908	544,598	547,506
Total	$ 1,479	$ 822	$ 2,850	$ 5,151	$ 548,954	$ 554,105

	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
2013	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
Real estate loans:
Mortgages	$ 362	$ 40	$ 739	$ 1,141	$ 118,743	$ 119,884	$ 301
Home Equity	632	2	229	863	66,354	67,217	51
Commercial	88	319	3,091	3,498	189,589	193,087	344
Agricultural	-	-	-	-	22,001	22,001	-
Construction	-	-	-	-	8,937	8,937	-
Consumer	96	36	16	148	9,415	9,563	1
Other commercial loans	29	28	49	106	44,382	44,488	-
Other agricultural loans	-	-	-	-	9,541	9,541	-
State and political
subdivision loans	-	-	-	-	65,894	65,894	-
Total	$ 1,207	$ 425	$ 4,124	$ 5,756	$ 534,856	$ 540,612	$ 697

Loans considered non-accrual	$ 98	$ 164	$ 3,427	$ 3,689	$ 4,408	$ 8,097
Loans still accruing	1,109	261	697	2,067	530,448	532,515
Total	$ 1,207	$ 425	$ 4,124	$ 5,756	$ 534,856	$ 540,612

Nonaccrual Loans

Loans are considered for nonaccrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans or if full payment of principal and interest is not expected.

The following table reflects the loans on nonaccrual status as of December 31, 2014 and 2013, respectively. The balances are presented by class of loan (in thousands):

	2014	2013
Real estate loans:
Mortgages	$ 676	$ 508
Home Equity	152	177
Commercial	5,010	7,247
Agricultural	-	-
Construction	-	-
Consumer	47	15
Other commercial loans	714	150
Other agricultural loans	-	-
State and political subdivision	-	-

	$ 6,599	$ 8,097

Interest income on loans would have increased by approximately $527,000, $632,000 and, $531,000 during 2014, 2013 and 2012, respectively, if these loans had performed in accordance with their terms.

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company’s investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower’s ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  Based on this evaluation management would no longer consider a loan to be a TDR when the relevant facts support such a conclusion. As of December 31, 2014, 2013 and 2012, included within the allowance for loan losses are reserves of $26,000, $28,000 and $14,000, respectively, that are associated with loans modified as TDRs.

Loan modifications that are considered TDR’s completed during the years ended December 31, 2014, 2013 and 2012 were as follows (dollars in thousands):

	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
2014
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

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The following table presents the recorded investment in loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which begin January 1, 2014, 2013 and 2012, respectively, and that subsequently defaulted during these reporting periods (dollars in thousands):

	2014		2013		2012
	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Real estate loans:
Commercial	1	$ 50	1	$ 55	1	$ 50
Other commercial loans	-	-	1	6	-	-
Total recidivism	1	$ 50	2	$ 61	1	$ 50

Allowance for Loan Losses

The following tables roll forward the balance of the allowance for loan and lease losses for the years ended December 31, 2014, 2013 and 2012 and is segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2014, 2013 and 2012 (in thousands):

	Balance at December 31, 2013	Charge-offs	Recoveries	Provision	Balance at December 31, 2014	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 946	$ (97)	$ -	$ 29	$ 878	$ 25	$ 853
Commercial and agricultural	4,558	(516)	15	(187)	3,870	72	3,798
Construction	50	-	-	(24)	26	-	26
Consumer	105	(47)	27	(1)	84	-	84
Other commercial and agricultural loans	942	(250)	-	532	1,224	1	1,223
State and political				-
subdivision loans	330	-	-	215	545	-	545
Unallocated	167	-	-	21	188	-	188
Total	$ 7,098	$ (910)	$ 42	$ 585	$ 6,815	$ 98	$ 6,717

	Balance at December 31, 2012	Charge-offs	Recoveries	Provision	Balance at December 3 1, 2013	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 875	$ (17)	$ 5	$ 83	$ 946	$ 27	$ 919
Commercial and agricultural	4,437	(62)	5	178	4,558	305	4,253
Construction	38	-	-	12	50	-	50
Consumer	119	(54)	33	7	105	-	105
Other commercial and agricultural loans	728	(1)	-	215	942	1	941
State and political				-
subdivision loans	271	-	-	59	330	-	330
Unallocated	316	-	-	(149)	167	-	167
Total	$ 6,784	$ (134)	$ 43	$ 405	$ 7,098	$ 333	$ 6,765

	Balance at December 31, 2011	Charge-offs	Recoveries	Provision	Balance at December 31, 2012	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 805	$ (95)	$ -	$ 165	$ 875	$ 22	$ 853
Commercial and agricultural	4,132	(2)	9	298	4,437	559	3,878
Construction	15	-	-	23	38	-	38
Consumer	111	(54)	33	29	119	-	119
Other commercial and agricultural loans	674	(21)	7	68	728	1	727
State and political
subdivision loans	235	-	-	36	271	-	271
Unallocated	515	-	-	(199)	316	-	316
Total	$ 6,487	$ (172)	$ 49	$ 420	$ 6,784	$ 582	$ 6,202

As discussed in Footnote 1, management evaluates various qualitative factors on a quarterly basis. The following are factors that experienced changes:

2014

•
The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for all loan categories due to a decrease in both local and state the unemployment rates.

•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were decreased for commercial and agricultural real estate due to the decrease in the Company’s classified loans to its lowest level in three years and a decrease in the amount of loans past due. This was the primary cause of the negative provision of $187,000, as substandard loans decreased $11,168,000 from 2013 to 2014.

•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for other commercial loans due to an increase in classified loans and delinquency during 2014.

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

•
The qualitative factor for industry conditions, including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses was decreased for agricultural related loans due to the improvement in the agricultural economy as reflected by milk and commodity prices and our customers financial results.

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

5. PREMISES & EQUIPMENT

Premises and equipment at December 31, 2014 and 2013 are summarized as follows (in thousands):

	December 31,
	2014	2013
Land	$ 3,295	$ 3,295
Buildings	12,456	12,448
Furniture, fixtures and equipment	6,187	6,204
Construction in process	1,836	104
	23,774	22,051
Less: accumulated depreciation	11,417	10,946
Premises and equipment, net	$ 12,357	$ 11,105

Depreciation expense amounted to $537,000, $598,000 and $606,000 for 2014, 2013 and 2012, respectively.

6. GOODWILL

As of December 31, 2014 and 2013, the Company had goodwill of $10,256,000, which is tested for impairment on an annual basis. Based on the fair value of the reporting unit, no goodwill impairment loss was recognized in 2014, 2013 or, 2012.

7. FEDERAL HOME LOAN BANK (FHLB) STOCK

The Bank is a member of the FHLB of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of December 31, 2014 and December 31, 2013, the Bank holds $1,761,000 and $3,652,000, respectively. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) A significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios have improved, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members and has paid a quarterly cash dividend.

8. DEPOSITS

The following table shows the breakdown of deposits as of December 31, 2014 and 2013, by deposit type (dollars in thousands):

	2014	2013
Non-interest-bearing deposits	$ 95,526	$ 85,585
NOW accounts	226,038	215,656
Savings deposits	108,252	95,678
Money market deposit accounts	95,350	85,038
Certificates of deposit	248,767	266,359
Total	$ 773,933	$ 748,316

Certificates of deposit of $250,000 or more amounted to $47,310,000 and $52,809,000 at December 31, 2014 and 2013, respectively.

Following are maturities of certificates of deposit as of December 31, 2014 (in thousands):

2015	$ 118,633
2016	44,531
2017	39,426
2018	18,406
2019	17,834
Thereafter	9,937
Total certificates of deposit	$ 248,767

9. BORROWED FUNDS

The following table shows the breakdown of borrowed funds as of December 31, 2014 and 2013,  (dollars in thousands):

	Securities
	Sold Under						Total
	Agreements to	FHLB	Federal Funds	FRB	Notes	Term	Borrowed
	Repurchase(a)	Advances(b)	Line (c)	BIC Line (d)	Payable(e,f)	Loans(g)	Funds
2014
Balance at December 31	$ 5,906	$ 16,593	$ -	$ -	$ 7,500	$ 11,800	$ 41,799
Highest balance at any month-end	7,277	39,902	-	-	7,500	18,200	72,879
Average balance	6,535	9,991	1	1	7,500	15,180	39,208
Weighted average interest rate:
Paid during the year	0.91%	0.27%	0.76%	0.75%	3.09%	1.89%	1.55%
As of year-end	0.99%	0.24%	0.00%	0.00%	3.04%	2.54%	1.50%

2013
Balance at December 31	$ 7,278	$ 42,954	$ -	$ -	$ 7,500	$ 9,200	$ 66,932
Highest balance at any month-end	8,923	42,954	-	-	7,500	30,000	89,377
Average balance	7,821	4,871	-	-	7,500	22,022	42,214
Weighted average interest rate:
Paid during the year	0.88%	0.25%	0.73%	0.75%	5.82%	3.13%	2.86%
As of year-end	0.87%	0.25%	0.00%	0.00%	3.04%	2.78%	0.96%

(a) Securities sold under agreements to repurchase mature within 5 years. As of December 31, 2014 and 2013, repurchase agreements with original maturities of less than one year totaled $4,677,000 and $6,069,000, respectively. As of December 31, 2014 and 2013, repurchase agreements with original maturities greater than one year totaled $1,229,000 and $1,209,000, respectively. The carrying value of the underlying securities pledged at December 31, 2014 and 2013 was $15,838,000 and $12,416,000, respectively.

(b) FHLB Advances consist of an “Open RepoPlus” agreement with the Federal Home Loan Bank of Pittsburgh. FHLB “Open RepoPlus” advances are short-term borrowings that bear interest based on the Federal Home Loan Bank discount rate or Federal Funds rate, whichever is higher.  The Company has a borrowing limit of $262,598,000, inclusive of any outstanding advances. FHLB advances are secured by a blanket security agreement that includes the Company’s FHLB stock, as well as certain investment and mortgage-backed securities held in safekeeping at the FHLB and certain residential and commercial mortgage loans.  At December 31, 2014 and 2013, the approximate carrying value of the securities collateral was $372,000 and $4,514,000, respectively.

(c) The federal funds line consists of an unsecured line from a third party bank at market rates.  The Company has a borrowing limit of $10,000,000, inclusive of any outstanding balances.  No specific collateral is required to be pledged for these borrowings.

(d) The Federal Reserve Bank Borrower in Custody (FRB BIC) Line consists of a borrower in custody in agreement open in January 2010 with the Federal Reserve Bank of Philadelphia secured by municipal loans maintained in the Company's possession.    As of December 31, 2014, the Company has a borrowing limit of $9,074,000, inclusive of any outstanding advances. The approximate carrying value of the municipal loan collateral was $17,071,000 and $16,600,000 as of December 31, 2014 and 2013, respectively.

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

(g) Term Loans consist of separate loans with the Federal Home Loan Bank of Pittsburgh as follows (in thousands):

		December 31,	December 31,
Interest Rate	Maturity	2014	2013
Fixed:
2.31%	January 27,2014	-	1,000
2.80%	April 17, 2014	-	3,200
2.29%	October 2, 2017	2,000	2,000
2.72%	July 12, 2018	1,000	1,000
1.87%	February 4, 2019	2,000	-
2.61%	February 3, 2021	2,000	-
3.52%	July 12, 2021	2,000	2,000
2.37%	August 20, 2021	2,800	-
Total term loans		$ 11,800	$ 9,200

Following are maturities of borrowed funds as of December 31, 2014 (in thousands):

2015	$ 29,465
2016	534
2017	2,000
2018	1,000
2019	2,000
Thereafter	6,800
Total borrowed funds	$ 41,799

10. EMPLOYEE BENEFIT PLANS

Noncontributory Defined Benefit Pension Plan

The Bank sponsors a trusteed, noncontributory defined benefit pension plan covering substantially all employees and officers.  The pension plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank and compensation rates near retirement. The Bank’s funding policy is to make annual contributions, if needed, based upon the funding formula developed by the pension plan’s actuary. For the years ended December 31, 2014, 2013 and 2012, contributions to the pension plan totaled $300,000, $1,000,000 and $750,000, respectively.

The pension plan was amended to cease eligibility for employees with a hire date of January 1, 2007 or later.  In lieu of the pension plan, employees with a hire date of January 1, 2007 or later are eligible to receive, after meeting length of service requirements, an annual discretionary 401(k) plan contribution from the Bank equal to a percentage of an employee’s base compensation.  The contribution amount is placed in a separate account within the 401(k) plan and is subject to a vesting requirement. Contributions by the Company totaled $46,000, $40,000 and $30,000 for 2014, 2013 and 2012, respectively.

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

The following table sets forth the obligation and funded status as of December 31 (in thousands):

	2014	2013

Change in benefit obligation
Benefit obligation at beginning of year	$9,739	$10,017
Service cost	307	342
Interest cost	415	363
Actuarial loss / (gain)	1,645	(380)
Benefits paid	(329)	(603)
Benefit obligation at end of year	11,777	9,739
Change in plan assets
Fair value of plan assets at beginning of year	10,519	8,761
Actual return (loss) on plan assets	549	1,361
Employer contribution	300	1,000
Benefits paid	(329)	(603)
Fair value of plan assets at end of year	11,039	10,519
Funded status	$(738)	$780

Amounts not yet recognized as a component of net periodic pension cost (in thousands):

Amounts recognized in accumulated other
comprehensive loss consists of:	2014	2013
Net loss	$3,795	$2,008
Prior service cost	(270)	(315)
Total	$3,525	$1,693

The accumulated benefit obligation for the defined benefit pension plan was $11,777,000 and $9,739,000 at December 31, 2014 and 2013, respectively.

The components of net periodic benefit costs for the periods ending December 31 are as follows (in thousands):

	2014	2013	2012
Service cost	$307	$342	$330
Interest cost	415	363	344
Return on plan assets	(786)	(673)	(565)
Net amortization and deferral	51	257	135
Net periodic benefit cost (income)	$(13)	$289	$244

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost in 2015 is $239,000 and $(47,000), respectively.

The weighted-average assumptions used to determine benefit obligations at December 31, 2014 and 2013 is the following table. The change in the discount rate as well as revised mortality tables is the primary driver of the actuarial loss that occurred in 2014 of $1,645,000.

	2014	2013
Discount rate	3.50%	4.30%
Rate of compensation increase	3.00%	3.00%

The weighted-average assumptions used to determine net periodic benefit cost (income) for the year ended December 31:

	2014	2013	2012
Discount rate	4.30%	3.30%	4.00%
Expected long-term return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%	3.00%

The long-term rate of return on plan assets gives consideration to returns currently being earned on plan assets as well as future rates expected to be earned.  The investment objective is to maximize total return consistent with the interests of the participants and beneficiaries, and prudent investment management.  The allocation of the pension plan assets is determined on the basis of sound economic principles and is continually reviewed in light of changes in market conditions.  Asset allocation favors equity securities, with a target allocation of 50-70%.  The target allocation for debt securities is 30-50%.  At December 31, 2014, the pension plan had a sufficient cash and money market position in order to re-allocate the equity portfolio for diversification purposes and reduce risk in the total portfolio.  The following table sets forth by level, within the fair value hierarchy as defined in footnote 17, the Plan’s assets at fair value as of December 31, 2014 and 2013 (in thousands):

2014	Level I	Level II	Level III	Total	Allocation
Assets
Cash and cash equivalents	$ 516	$ -	$ -	$ 516	4.7%
Equity Securities
U.S. Companies	3,761	-	-	3,761	34.0%
Mutual Funds and ETF's (a)	3,960	-	-	3,960	35.9%
Corporate Bonds	-	2,604	-	2,604	23.6%
U.S. Agency Securities	-	198	-	198	1.8%
Total	$ 8,237	$ 2,802	$ -	$ 11,039	100.0%

2013	Level I	Level II	Level III	Total	Allocation
Assets
Cash and cash equivalents	$ 648	$ -	$ -	$ 648	6.2%
Equity Securities
U.S. Companies	3,879	-	-	3,879	36.8%
Mutual Funds and ETF's (a)	3,903	-	-	3,903	37.1%
Corporate Bonds	-	1,525	-	1,525	14.5%
U.S. Agency Securities	-	564	-	564	5.4%
Total	$ 8,430	$ 2,089	$ -	$ 10,519	100.0%
(a)	This category comprises mutual funds investing in domestic large-cap, mid-caps, small caps, international large cap, emerging markets and commodities.

Equity securities include the Company’s common stock in the amounts of $550,000 (5.0% of total plan assets) and $575,000 (5.5% of total plan assets) at December 31, 2014 and 2013, respectively.

The Bank expects to contribute $500,000 to its pension plan in 2015.  Expected future benefit payments that the Bank estimates from its pension plan are as follows (in thousands):

2015	$ 312
2016	386
2017	508
2018	434
2019	1,921
2020 - 2024	4,935

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $267,000, $255,000 and $245,000 for 2014, 2013 and 2012, respectively.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the deferred compensation plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the deferred compensation plan are not guaranteed and represent a general liability of the Company.  As of December 31, 2014 and 2013, an obligation of $969,000 and $981,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Amounts included in interest expense on the deferred amounts totaled $20,000, $16,000 and $16,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the Plan) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including in the case of employees, continuous employment or service with the Company.  In total, 100,000 shares of the Company’s common stock have been authorized under the Plan, which terminates April 18, 2016. As of December 31, 2014, 64,158 shares remain available to be issued under the Plan. The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted shares during 2014:

	2014
		Weighted
		Average
	Shares	Market Price
Outstanding, beginning of year	7,172	$ 42.02
Granted	3,598	52.82
Forfeited	(7)	37.10
Vested	(3,792)	40.28
Outstanding, end of year	6,971	$ 48.55

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.  Compensation expense related to restricted stock was $157,000, $155,000 and $141,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The weighted-average grant-date fair value of restricted shares granted during 2014, 2013 and 2012 was $52.82, $48.21 and $37.68, respectively.  At December 31, 2014 the total compensation cost related to nonvested awards that has not yet been recognized was $338,000, which is expected to be recognized over the next 2.33 years.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law.  At December 31, 2014 and 2013, an obligation of $1,198,000 and $1,046,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet.  Expenses related to this plan totaled $152,000, $145,000 and $92,000 for the years ended December 31, 2014, 2013 and 2012.

11. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Currently payable	$ 3,081	$ 3,082	$ 4,389
Deferred tax liability (asset)	478	670	(58)
Provision for income taxes	$ 3,559	$ 3,752	$ 4,331

The following temporary differences gave rise to the net deferred tax liabilities at December 31, 2014 and 2013 (in thousands):

	2014	2013
Deferred tax assets:
Allowance for loan losses	$ 2,317	$ 2,413
Deferred compensation	503	528
Merger & acquisition costs	24	29
Allowance for losses on available-for-sale securities	420	523
Pension and other retirement obligation	658	90
Interest on non-accrual loans	825	793
Incentive plan accruals	352	330
Other real estate owned expenses	24	72
Unrealized losses on available-for-sale securities	-	55
Low income housing tax credits	33	1
Other	78	94
Total	$ 5,234	$ 4,928

Deferred tax liabilities:
Premises and equipment	$ (306)	$ (348)
Investment securities accretion	(302)	(310)
Loan fees and costs	(166)	(184)
Goodwill and core deposit intangibles	(2,734)	(2,431)
Mortgage servicing rights	(161)	(180)
Unrealized gains on available-for-sale securities	(1,594)	-
Total	(5,263)	(3,453)
Deferred tax (liability) asset, net	$ (29)	$ 1,475

No valuation allowance was established at December 31, 2014 and 2013, in view of the Company’s ability to carryback to taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company’s earnings potential.

The total provision for income taxes is different from that computed at the statutory rates due to the following items (in thousands):

	Year Ended December 31,
	2014	2013	2012
Provision at statutory rates on
pre-tax income	$ 5,761	$ 5,823	$ 6,306
Effect of tax-exempt income	(1,865)	(1,752)	(1,853)
Low income housing tax credits	(198)	(198)	(57)
Bank owned life insurance	(172)	(171)	(172)
Nondeductible interest	60	70	87
Valuation allowance	-	-	-
Other items	(27)	(20)	20
Provision for income taxes	$ 3,559	$ 3,752	$ 4,331
Statutory tax rates	34%	34%	34%
Effective tax rates	21.0%	21.9%	23.4%

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exception, the Company’s federal and state income tax returns for taxable years through 2010 have been closed for purposes of examination by the federal and state taxing jurisdictions.

12. OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income (loss), net of tax, as of December 31, were as follows (in thousands):

	2014	2013
Net unrealized gain (loss) on securities available for sale	$ 4,687	$ (162)
Tax effect	1,594	(54)
Net -of-tax amount	3,093	(108)

Unrecognized pension costs	(3,525)	(1,693)
Tax effect	(1,199)	(576)
Net -of-tax amount	(2,326)	(1,117)

Total accumulated other comprehensive income (loss)	$ 767	$ (1,225)

The following tables present the changes in accumulated other comprehensive (loss) income by component net of tax for the years ended December 31, 2014 and 2013 (in thousands):

	Unrealized gain (loss) on available for sale securities (a)	Unrealized gain (loss) on interest rate swap (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2012	$ 6,754	$ (132)	$ (1,991)	$ 4,631
Other comprehensive income (loss) before reclassifications (net of tax)	(6,571)	132	1,044	(5,395)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(291)	-	(170)	(461)
Net current period other comprehensive income (loss)	(6,862)	132	874	(5,856)
Balance as of December 31, 2013	$ (108)	$ -	$ (1,117)	$ (1,225)

Balance as of December 31, 2013	$ (108)	$ -	$ (1,117)	$ (1,225)
Other comprehensive income (loss) before reclassifications (net of tax)	3,608	-	(1,175)	2,433
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(407)	-	(34)	(441)
Net current period other comprehensive income (loss)	3,201	-	(1,209)	1,992
Balance as of December 31, 2014	$ 3,093	$ -	$ (2,326)	$ 767
(a) Amounts in parentheses indicate debits

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2014 and 2013:

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the statement where net Income is presented
	December 31,
	2014	2013
Unrealized gains and losses on available for sale securities
	$ 616	$ 441	Investment securities gains, net
	(209)	(150)	Provision for income taxes
	$ 407	$ 291	Net of tax

Defined benefit pension items
	$ 51	$ 257	Salaries and employee benefits
	(17)	(87)	Provision (benefit) for income taxes
	$ 34	$ 170	Net of tax
(a) Amounts in parentheses indicate debits to profit/loss

13. RELATED PARTY TRANSACTIONS

Certain executive officers, corporate directors or companies in which they have 10 percent or more beneficial ownership were indebted to the Bank.  Such loans were made in the ordinary course of business at the Bank’s normal credit terms and do not present more than a normal risk of collection.  A summary of loan activity for the years ended December 31, 2014 and 2013 with officers, directors, stockholders and associates of such persons is listed below (in thousands):

	Year Ended December 31,
	2014	2013
Balance, beginning of year	$ 4,263	$ 4,349
New loans	2,212	2,119
Repayments	(2,161)	(2,205)
Balance, end of year	$ 4,314	$ 4,263

14. REGULATORY MATTERS

Dividend Restrictions:

The approval of the Federal Reserve Board is required for a bank to pay dividends up to the Company if the total of all dividends declared in any calendar year exceeds the Bank’s net income (as defined) for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2015 without approval of the FRB or PDB of approximately $9,189,000, plus the Bank’s net income for 2015.

Loans:

The Bank is subject to regulatory restrictions which limit its ability to loan funds to the Company.  At December 31, 2014, the Bank’s regulatory lending limit amounted to approximately $14,625,000.

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

As of December 31, 2014 and 2013, the FRB categorized the Company and the Bank as well capitalized, under the regulatory framework for prompt corrective action.  To be categorized as a well capitalized financial institution, Total risk-based, Tier I risk-based and Tier I leverage capital ratios must be at least 10%, 6% and 5%, respectively.

The following table reflects the Company’s capital ratios at December 31 (dollars in thousands):

	2014		2013
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$ 106,891	18.55%	$ 100,320	17.75%
For capital adequacy purposes	46,105	8.00%	45,211	8.00%
To be well capitalized	57,631	10.00%	56,514	10.00%

Tier I capital (to risk-weighted assets)
Company	$ 99,692	17.30%	$ 92,902	16.44%
For capital adequacy purposes	23,053	4.00%	22,606	4.00%
To be well capitalized	34,579	6.00%	33,908	6.00%

Tier I capital (to average assets)
Company	$ 99,692	10.99%	$ 92,902	10.42%
For capital adequacy purposes	36,272	4.00%	35,669	4.00%
To be well capitalized	45,341	5.00%	44,587	5.00%

The following table reflects the Bank’s capital ratios at December 31 (dollars in thousands):

	2014		2013
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$ 97,498	16.97%	$ 97,863	17.35%
For capital adequacy purposes	45,969	8.00%	45,135	8.00%
To be well capitalized	57,462	10.00%	56,418	10.00%

Tier I capital (to risk-weighted assets)
Bank	$ 90,500	15.75%	$ 90,639	16.07%
For capital adequacy purposes	22,985	4.00%	22,567	4.00%
To be well capitalized	34,477	6.00%	33,851	6.00%

Tier I capital (to average assets)
Bank	$ 90,500	10.00%	$ 90,639	10.18%
For capital adequacy purposes	36,218	4.00%	35,615	4.00%
To be well capitalized	45,273	5.00%	44,519	5.00%

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

Credit Extension Commitments

The Company’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments, whose contract amounts represent credit risk at December 31, 2014 and 2013, are as follows (in thousands):

	2014	2013
Commitments to extend credit	$108,951	$89,847
Standby letters of credit	10,389	12,014
	$119,340	$101,861

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

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use.  The non-contractual amount of financial instruments with off-balance sheet risk at December 31, 2014 was $12,360,000.  The Company reserves the right to discontinue this service without prior notice.

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

Construction Contracts

The Company has entered into agreements for the construction of a new branch in the Lock Haven market totaling $1.2 million as of December 31, 2014. Construction started late in the second quarter of 2014 and is expected to be completed in the first quarter of 2015.

16. OPERATING LEASES

The following schedule shows future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 2014 (in thousands):

2015	$ 122
2016	91
2017	39
2018	39
2019	39
Thereafter	224
Total	$ 554

The Company’s operating lease obligations represent short and long-term lease and rental payments for facilities. Total rental expense for all operating leases for the years ended December 31, 2014, 2013 and 2012 were $171,000, $162,000 and $152,000, respectively.

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

For all of 2012 and the majority of 2013, the Company used an interest rate swap, which is a derivative, to manage our interest rate risk related to the trust preferred security. The valuation of this instrument was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative and classified as Level 2. This analysis reflected the contractual terms of the derivatives, including the period to maturity, and used observable market-based inputs, including LIBOR rate curves. We also obtained dealer quotations for these derivatives for comparative purposes to assess the reasonableness of the model valuations.

The following tables present the assets reported on the consolidated balance sheet at their fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands) by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

2014	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. Agency securities	$ -	$ 150,885	$ -	$ 150,885
U.S. Treasuries securities	-	4,849	-	4,849
Obligations of state and
political subdivisions	-	105,036	-	105,036
Corporate obligations	-	13,958	-	13,958
Mortgage-backed securities in
government sponsored entities	-	29,728	-	29,728
Equity securities in financial institutions	1,690	-	-	1,690

2013	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. agency securities	$ -	$ 152,189	$ -	$ 152,189
U.S. treasuries	-	11,309	-	11,309
Obligations of state and
political subdivisions	-	95,005	-	95,005
Corporate obligations	-	16,802	-	16,802
Mortgage-backed securities in
government sponsored entities	-	40,671	-	40,671
Equity securities in financial institutions	1,325	-	-	1,325

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

Assets measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013 (in thousands) are included in the table below:

	December 31, 2014
	Level 1	Level II	Level III	Total
Impaired Loans	$ -	$ -	$ 8,724	$ 8,724
Other real estate owned	-	-	1,792	1,792

	December 31, 2013
	Level 1	Level II	Level III	Total
Impaired Loans	$ -	$ -	$ 10,067	$ 10,067
Other real estate owned	-	-	1,360	1,360

The following table provides a listing of the significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques.

2014	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	$ 230	Discounted Cash Flows	Probability of Default	0%	0.00%
			Change in interest rates	0-5.5%	1.99%

	8,494	Appraised Collateral Values	Discount for time since appraisal	0-30%	22.00%
			Selling costs	4%-10%	8.55%
			Holding period	0 - 18 months	15 months

Other real estate owned	1,792	Appraised Collateral Values	Discount for time since appraisal	0-20%	20%
			Selling costs	4%-10%	9%
			Holding period	0 - 18 months	12 months

2013		Valuation Technique(s)	Unobservable input	Range
Impaired Loans	$ 263	Discounted Cash Flows	Probability of Default	0%	0%
			Change in interest rates	0-7%	1.96%

	9,804	Appraised Collateral Values	Discount for time since appraisal	0-30%	19.02%
			Selling costs	4%-10%	8.41%
			Holding period	0 - 18 months	14 months

Other real estate owned	1,360	Appraised Collateral Values	Discount for time since appraisal	0-20%	20%
			Selling costs	4%-10%	9%
			Holding period	0 - 18 months	12 months

The fair values of the Company’s financial instruments are as follows (in thousands):

	Carrying
December 31, 2014	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$ 11,423	$ 11,423	$ 11,423	$ -	$ -
Interest bearing time deposits with other banks	5,960	5,969			5,969
Available-for-sale securities	306,146	306,146	1,690	304,456	-
Loans held for sale	497	497	497
Net loans	547,290	564,944	-	-	564,944
Bank owned life insurance	20,309	20,309	20,309	-	-
Regulatory stock	2,035	2,035	2,035	-	-
Accrued interest receivable	3,644	3,644	3,644	-	-
Financial liabilities:
Deposits	$ 773,933	$ 774,387	$ 525,166	$ -	$ 249,221
Borrowed funds	41,799	38,219	16,593	-	21,626
Accrued interest payable	756	756	756	-	-

	Carrying
December 31, 2013	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$ 10,083	$ 10,083	$ 10,083	$ -	$ -
Interest bearing time deposits with other banks	2,480	2,474			2,474
Available-for-sale securities	317,301	317,301	1,325	315,976	-
Loans held for sale	278	278	278
Net loans	533,514	547,405	-	-	547,405
Bank owned life insurance	14,679	14,679	14,679	-	-
Regulatory stock	3,926	3,926	3,926	-	-
Accrued interest receivable	3,728	3,728	3,728	-	-

Financial liabilities:
Deposits	$ 748,316	$ 750,172	$ 481,957	$ -	$ 268,215
Borrowed funds	66,932	63,500	42,954	-	20,546
Accrued interest payable	895	895	895	-	-

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

18. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

The following is condensed financial information for Citizens Financial Services, Inc.:

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED BALANCE SHEET
	December 31,
(in thousands)	2014	2013
Assets:
Cash	$ 7,911	$ 1,611
Available-for-sale securities	1,556	914
Investment in subsidiary:
First Citizens Community Bank	98,542	97,024
Other assets	511	459
Total assets	$ 108,520	$ 100,008

Liabilities:
Other liabilities	$ 492	$ 452
Borrowed funds	7,500	7,500
Total liabilities	7,992	7,952
Stockholders' equity	100,528	92,056
Total liabilities and stockholders' equity	$ 108,520	$ 100,008

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED STATEMENT OF INCOME
	Year Ended December 31,
(in thousands)	2014	2013	2012
Dividends from:
Bank subsidiary	$ 14,332	$ 4,142	$ 5,045
Available-for-sale securities	56	51	51
Total income	14,388	4,193	5,096
Investment securities losses, net	-	183	58
Expenses	555	638	611
Income before equity in undistributed
earnings of subsidiary	13,833	3,738	4,543
Equity in undistributed
earnings - First Citizens Community Bank	(448)	9,637	9,672
Net income	$ 13,385	$ 13,375	$ 14,215
Comprehensive income	$ 15,377	$ 7,519	$ 13,897

CITIZENS FINANCIAL SERVICES, INC.
STATEMENT OF CASH FLOWS
	Year Ended December 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$ 13,385	$ 13,375	$ 14,215
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	448	(9,637)	(9,672)
Investment securities (gains) losses, net	-	(183)	(58)
Other, net	174	309	394
Net cash provided by operating activities	14,007	3,864	4,879
Cash flows from investing activities:
Purchases of available-for-sale securities	(602)	(1)	(141)
Proceeds from the sale of available-for-sale securities	-	538	110
Net cash provided by (used in) investing activities	(602)	537	(31)
Cash flows from financing activities:
Cash dividends paid	(6,121)	(3,558)	(4,601)
Purchase of treasury stock	(814)	(1,483)	(1,348)
Purchase of restricted stock	(170)	(115)	(142)
Net cash used in financing activities	(7,105)	(5,156)	(6,091)
Net decrease in cash	6,300	(755)	(1,243)
Cash at beginning of year	1,611	2,366	3,609
Cash at end of year	$ 7,911	$ 1,611	$ 2,366

19. CONSOLIDATED CONDENSED QUARTERLY DATA (UNAUDITED)

The following table presents summarized quarterly financial data for 2014 and 2013:

(in thousands, except share data)		Three Months Ended,
2014	Mar 31	June 30	Sep 30	Dec 31
Interest income	$ 8,781	$ 8,889	$ 8,808	$ 8,813
Interest expense	1,269	1,239	1,234	1,211
Net interest income	7,512	7,650	7,574	7,602
Provision for loan losses	180	150	150	105
Non-interest income	1,616	1,680	1,682	1,762
Investment securities gains, net	171	75	242	128
Non-interest expenses	5,091	5,000	5,067	5,007
Income before provision for income taxes	4,028	4,255	4,281	4,380
Provision for income taxes	852	890	913	904
Net income	$ 3,176	$ 3,365	$ 3,368	$ 3,476
Earnings Per Share Basic	$ 1.05	$ 1.11	$ 1.11	$ 1.14
Earnings Per Share Diluted	$ 1.04	$ 1.11	$ 1.11	$ 1.14

(in thousands, except share data)		Three Months Ended,
2013	Mar 31	June 30	Sep 30	Dec 31
Interest income	$ 8,999	$ 8,948	$ 9,307	$ 8,980
Interest expense	1,686	1,597	1,562	1,470
Net interest income	7,313	7,351	7,745	7,510
Provision for loan losses	150	75	90	90
Non-interest income	1,686	1,680	1,760	1,856
Investment securities gains, net	196	98	91	56
Non-interest expenses	4,852	4,867	4,965	5,126
Income before provision for income taxes	4,193	4,187	4,541	4,206
Provision for income taxes	906	907	1,029	910
Net income	$ 3,287	$ 3,280	$ 3,512	$ 3,296
Earnings Per Share Basic	$ 1.08	$ 1.07	$ 1.15	$ 1.08
Earnings Per Share Diluted	$ 1.08	$ 1.07	$ 1.15	$ 1.08

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

 In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.  Because there were no material weaknesses discovered, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of December 31, 2014, a copy of which is included in this Annual Report on Form 10-K.

Date: March 12. 2015	By:	/s/ Randall E. Black
Randall E. Black
Chief Executive Officer and President (Principal Executive Officer)

Date: March 12, 2015	By:	/s/ Mickey L. Jones
Mickey L. Jones
Treasurer (Principal Financial & Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Citizens Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of Citizens Financial Services, Inc. and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 12, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ S.R. Snodgrass, P.C.

Wexford, Pennsylvania
March 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Citizens Financial Services, Inc.

We have audited the Citizens Financial Services, Inc. and subsidiary (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Citizens Financial Services, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014, of Citizens Financial Services, Inc. and subsidiary and our report dated March 12, 2015, expressed an unqualified opinion.

/s/ S.R. Snodgrass, P.C.

Wexford, Pennsylvania
March 12, 2015

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

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION.

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information relating to the directors of the Company, the section captioned “Proposal 1. Election of Directors” in the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) is incorporated by reference.

Executive Officers

For information relating to officers of the Company, the section captioned “Proposal 1. Election of Directors” in the 2015 Proxy Statement is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2015 Proxy Statement is incorporated by reference.

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

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors” in the Company’s 2015 Proxy Statement is incorporated by reference.

ITEM 11 – EXECUTIVE COMPENSATION

Executive Compensation

For information regarding executive and director compensation, the sections captioned “Director Compensation”, “Executive Compensation”, “Compensation Discussion and Analysis” and “Compensation Committee Report” in the Company’s 2015 Proxy Statement are incorporated by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s 2015 Proxy Statement.

(b)	Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s 2015 Proxy Statement.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2014 about Company common stock that may be issued under the Company’s 2006 Restricted Stock Plan.  The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	n/a	n/a	64,158

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	n/a	n/a	64,158

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers - Transactions with Related Persons” in the Company’s 2015 Proxy Statement is incorporated by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in the Company’s 2015 Proxy Statement is incorporated by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses the section captioned “Audit – Related Matters” in the Company’s 2015 Proxy Statement is incorporated by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  The following documents are filed as a part of this report:

   1.  The following financial statements are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2014 and 2013
Consolidated Statement of Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2014, 2013 and2012
Consolidated Statement of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

   2.  All financial statement schedules are omitted because the required information is either not applicable, not required or isshown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection (a)(1) of this item.

   3. The following Exhibits are filed herewith, or incorporated by reference as a part of this report.

3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended(1)
3.2	Bylaws of Citizens Financial Services, Inc.(2)
4	Instrument defining the rights of security holders (3)
10.1	*Amended and Restated Executive Employment Agreement between Citizens Financial Services, Inc., First Citizens Community Bank and Randall E. Black(4)
10.2	*Citizens Financial Services, Inc. Directors’ Deferred Compensation Plan(5)
10.3	*Citizens Financial Services, Inc. Directors’ Life Insurance Program(6)
10.4	*Citizens Financial Services, Inc. 2006 Restricted Stock Plan(7)
10.5	*Form of Award Agreement for Citizens Financial Services, Inc. 2006 Restricted Stock Plan(8)
10.6	*Supplemental Executive Retirement Plan(9)
10.7	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Terry B. Osborne (10)
10.8	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Mickey L. Jones (11)
10.9	*First Citizens Community Bank Annual Incentive Plan (12)
10.10	*First Citizens Community Bank Endorsement Split-Dollar Life Insurance Plan (13)
21	List of Subsidiaries
23	Consent of S.R. Snodgrass, P.C., Certified Public Accountants
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) related notes.

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

(5)      Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Commission on March 6, 2014.

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

(10)     Incorporated by reference to Exhibits 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 9, 2012.

(11)     Incorporated by reference to Exhibits 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 9, 2012.

(12)     Incorporated by reference to Exhibits 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed with the Commission on August 8, 2013.

(13)     Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 7, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Financial Services, Inc.

Date: March 12, 2015	By:	/s/ Randall E. Black
Randall E. Black
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Capacity	Date
/s/ Randall E. Black Randall E. Black, Chief Executive Officer, President and Director (Principal Executive Officer)	March 12, 2015
/s/ R. Lowell Coolidge R. Lowell Coolidge, Director	March 12, 2015
/s/ Robert W. Chappell Robert W. Chappell, Director	March 12, 2015
/s/ Rudolph J. van der Hiel Rudolph J. van der Hiel, Director	March 12, 2015
/s/ Mark L. Dalton Mark L. Dalton, Director	March 12, 2015
/s/ R. Joseph Landy R. Joseph Landy, Director	March 12, 2015
/s/ Roger C. Graham, Jr. Roger C. Graham, Director	March 12, 2015
/s/ E. Gene Kosa E. Gene Kosa, Director	March 12, 2015
/s/ Rinaldo A. DePaola Rinaldo A. DePaola, Director	March 12, 2015
/s/ Thomas E. Freeman Thomas E. Freeman, Director	March 12, 2015
/s/ Mickey L. Jones Mickey L. Jones, Treasurer and Chief Financial Officer (Principal Financial & Accounting Officer)	March 12, 2015