Form 10-Q
period 2015-03-31
CITIZENS FINANCIAL SERVICES INC
filed 2015-05-07
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
Or

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

The number of outstanding shares of the Registrant’s Common Stock, as of April 28, 2015, was 3,020,532.

Citizens Financial Services, Inc.
Form 10-Q

INDEX

		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014	1
	Consolidated Statement of Income for the Three Months Ended March 31, 2015 and 2014	2
	Consolidated Statement of Comprehensive Income for the Three Months ended March 31, 2015 and 2014	3
	Consolidated Statement of Cash Flows for the Three Months ended March 31, 2015 and 2014	4
	Notes to Consolidated Financial Statements	5-26
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27-44
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	45

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45-46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	46
	Signatures	47

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31	December 31
(in thousands except share data)	2015	2014
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 10,901	$ 10,091
Interest-bearing	7,882	1,332
Total cash and cash equivalents	18,783	11,423
Interest bearing time deposits with other banks	5,960	5,960
Available-for-sale securities	291,904	306,146
Loans held for sale	1,029	497

Loans (net of allowance for loan losses:
2015, $6,922 and 2014, $6,815)	558,257	547,290

Premises and equipment	12,619	12,357
Accrued interest receivable	3,636	3,644
Goodwill	10,256	10,256
Bank owned life insurance	20,461	20,309
Other assets	7,067	7,166

TOTAL ASSETS	$ 929,972	$ 925,048

LIABILITIES:
Deposits:
Noninterest-bearing	$ 100,263	$ 95,526
Interest-bearing	688,513	678,407
Total deposits	788,776	773,933
Borrowed funds	29,388	41,799
Accrued interest payable	691	756
Other liabilities	8,828	8,032
TOTAL LIABILITIES	827,683	824,520
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares: none issued or outstanding at
March 31, 2015 and December 31, 2014;	-	-
Common stock
$1.00 par value; authorized 15,000,000 shares; issued 3,335,236 at March 31, 2015 and
December 31, 2014	3,335	3,335
Additional paid-in capital	25,148	25,150
Retained earnings	81,409	79,512
Accumulated other comprehensive income	1,603	767
Treasury stock, at cost: 314,704 shares at March 31, 2015
and 296,280 shares at December 31, 2014	(9,206)	(8,236)
TOTAL STOCKHOLDERS' EQUITY	102,289	100,528
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 929,972	$ 925,048

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended
	March 31
(in thousands, except share and per share data)	2015	2014
INTEREST INCOME:
Interest and fees on loans	$ 7,039	$ 6,988
Interest-bearing deposits with banks	31	13
Investment securities:
Taxable	754	888
Nontaxable	848	842
Dividends	99	50
TOTAL INTEREST INCOME	8,771	8,781
INTEREST EXPENSE:
Deposits	1,009	1,105
Borrowed funds	175	164
TOTAL INTEREST EXPENSE	1,184	1,269
NET INTEREST INCOME	7,587	7,512
Provision for loan losses	120	180
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,467	7,332
NON-INTEREST INCOME:
Service charges	976	1,039
Trust	194	191
Brokerage and insurance	127	120
Investment securities gains, net	126	171
Gains on loans sold	38	40
Earnings on bank owned life insurance	152	121
Other	115	105
TOTAL NON-INTEREST INCOME	1,728	1,787
NON-INTEREST EXPENSES:
Salaries and employee benefits	3,056	2,917
Occupancy	369	350
Furniture and equipment	128	100
Professional fees	232	234
FDIC insurance	116	113
Pennsylvania shares tax	201	193
Other	1,233	1,184
TOTAL NON-INTEREST EXPENSES	5,335	5,091
Income before provision for income taxes	3,860	4,028
Provision for income taxes	740	852
NET INCOME	$ 3,120	$ 3,176

PER COMMON SHARE DATA:
Net Income - Basic	$ 1.03	$ 1.04
Net Income - Diluted	$ 1.03	$ 1.04
Cash Dividends Paid	$ 0.405	$ 0.382

Number of shares used in computation - basic	3,026,265	3,041,923
Number of shares used in computation - diluted	3,026,265	3,042,117

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended
	March 31,
(in thousands)		2015		2014
Net income		$ 3,120		$ 3,176
Other comprehensive income:
Change in unrealized gains on available for sale securities	1,345		2,249
Income tax effect	(458)		(764)
Reclassification adjustment for change in unrecognized pension cost	48		12
Income tax effect	(16)		(5)
Reclassification adjustment for gain included in net income	(126)		(171)
Income tax effect	43		58
Other comprehensive income, net of tax		836		1,379
Comprehensive income		$ 3,956		$ 4,555

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Three Months Ended
	March 31,
(in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,120	$ 3,176
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	120	180
Depreciation and amortization	125	127
Amortization and accretion of investment securities	516	575
Deferred income taxes	(128)	(49)
Investment securities gains, net	(126)	(171)
Earnings on bank owned life insurance	(152)	(121)
Originations of loans held for sale	(3,155)	(2,785)
Proceeds from sales of loans held for sale	2,661	2,861
Realized gains on loans sold	(38)	(40)
Decrease (increase) in accrued interest receivable	8	(43)
Decrease in accrued interest payable	(65)	(121)
Other, net	207	(32)
Net cash provided by operating activities	3,093	3,557
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	14,623	5,556
Proceeds from maturity and principal repayments	13,521	19,528
Purchase of securities	(13,074)	(18,562)
Proceeds from redemption of regulatory stock	1,271	1,269
Purchase of regulatory stock	(864)	(375)
Net (increase) decrease in loans	(11,054)	7,345
Purchase of premises and equipment	(403)	(28)
Proceeds from sale of foreclosed assets held for sale	17	9
Net cash provided by investing activities	4,037	14,742
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	14,843	5,327
Proceeds from long-term borrowings	4,730	4,005
Repayments of long-term borrowings	-	(1,000)
Net decrease in short-term borrowed funds	(17,141)	(24,209)
Purchase of treasury and restricted stock	(979)	(120)
Dividends paid	(1,223)	(976)
Net cash provided by (used in) financing activities	230	(16,973)
Net increase in cash and cash equivalents	7,360	1,326
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,423	10,083
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 18,783	$ 11,409

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 1,249	$ 1,390
Income taxes paid	$ 600	$ 650
Loans transferred to foreclosed property	$ -	$ 22
Investments sold and not settled included in other assets	$ -	$ 1,469

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

In the opinion of management of the Company, the accompanying interim financial statements for the periods ended March 31, 2015 and 2014 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and of revenues and expenses for the period. The results of operations reported for the Company for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share.  Earnings per share calculations give retroactive effect to stock dividends declared by the Company.

	Three Months Ended
	March 31,
	2015	2014
Net income applicable to common stock	$3,120,000	$3,176,000

Basic earnings per share computation
Weighted average common shares outstanding	3,026,265	3,041,923
Earnings per share - basic	$1.03	$1.04

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	3,026,265	3,041,923
Add: Dilutive effects of restricted stock	-	194
Weighted average common shares outstanding for dilutive earnings per share	3,026,265	3,042,117
Earnings per share - dilutive	$1.03	$1.04

For the three months ended March 31, 2015 and 2014, there were 4,082 and 2,581 shares, respectively, related to the restricted stock program that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $37.10 to $53.50 for the three month period ended March 31, 2015 and prices ranging from $37.35 to $50.15 for the three month period ended March 31, 2014.

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of tax-exempt income earned from state and municipal securities and loans and investments in tax credits.

Investments in Qualified Affordable Housing Projects

As of March 31, 2015 and December 31, 2014, the Company was invested in four partnerships that provide affordable housing. The balance of the investments, which is included within other assets in the Consolidated Balance Sheet, was $1,153,000 and $1,218,000 as of March 31, 2015 and December 31, 2014, respectively. Investments purchased prior to January 1, 2015, are accounted for utilizing the effective yield method. As of March 31, 2015, the Company has $1,193,000 of tax credits remaining that will be recognized over nine years. Tax credits of $50,000 were recognized as a reduction of tax expense during the three months ended March 31, 2015.

Note 4 – Investments

The amortized cost and fair value of investment securities at March 31, 2015 and December 31, 2014 were as follows (in thousands):
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2015	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. agency securities	$ 142,719	$ 1,185	$ (65)	$ 143,839
Obligations of state and
political subdivisions	101,686	3,825	(75)	105,436
Corporate obligations	12,783	177	(25)	12,935
Mortgage-backed securities in
government sponsored entities	27,673	431	(27)	28,077
Equity securities in financial
institutions	1,137	480	-	1,617
Total available-for-sale securities	$ 285,998	$ 6,098	$ (192)	$ 291,904

December 31, 2014
Available-for-sale securities:
U.S. agency securities	$ 150,847	$ 638	$ (600)	$ 150,885
U.S. treasury securities	4,944	-	(95)	4,849
Obligations of state and
political subdivisions	101,281	3,854	(99)	105,036
Corporate obligations	13,853	190	(85)	13,958
Mortgage-backed securities in
government sponsored entities	29,397	368	(37)	29,728
Equity securities in financial institutions	1,137	553	-	1,690
Total available-for-sale securities	$ 301,459	$ 5,603	$ (916)	$ 306,146

The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014 (in thousands). As of March 31, 2015, the Company owned 25 securities whose fair value was less than their cost basis.

March 31, 2015	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$ 5,365	$ (4)	$ 22,029	$ (61)	$ 27,394	$ (65)
Obligations of state and
political subdivisions	2,243	(28)	5,773	(47)	8,016	(75)
Corporate obligations	-	-	4,484	(25)	4,484	(25)
Mortgage-backed securities in
government sponsored entities	1,107	(15)	279	(12)	1,386	(27)
Total securities	$ 8,715	$ (47)	$ 32,565	$ (145)	$ 41,280	$ (192)

December 31, 2014
U.S. agency securities	$ 27,382	$ (110)	$ 43,642	$ (490)	$ 71,024	$ (600)
U.S. treasury securities	-	-	4,849	(95)	4,849	(95)
Obligations of states and
political subdivisions	3,596	(19)	8,584	(80)	12,180	(99)
Corporate obligations	505	(1)	7,707	(84)	8,212	(85)
Mortgage-backed securities in
government sponsored entities	5,025	(4)	2,229	(33)	7,254	(37)
Total securities	$ 36,508	$ (134)	$ 67,011	$ (782)	$ 103,519	$ (916)

As of March 31, 2015, the Company’s investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, obligations of states and political subdivisions, corporate obligations and  mortgage backed securities in government sponsored entities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or issuer-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale for the three months ended March 31, 2015 and 2014 were $14,623,000 and $5,556,000, respectively. The gross gains and losses were as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Gross gains	$ 137	$ 171
Gross losses	(11)	-
Net gains	$ 126	$ 171

Investment securities with an approximate carrying value of $164.0 million and $186.4 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public funds and certain other deposits.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at March 31, 2015, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$ 7,878	$ 7,980
Due after one year through five years	142,286	143,869
Due after five years through ten years	41,437	42,645
Due after ten years	93,260	95,793
Total	$ 284,861	$ 290,287

Note 5 – Loans

The Company grants loans primarily to customers throughout North Central Pennsylvania and Southern New York.  Although the Company had a diversified loan portfolio at March 31, 2015 and December 31, 2014, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for loan losses as of March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 183,838	$ 310	$ 183,528
Commercial and agricultural	218,392	6,010	212,382
Construction	6,036	-	6,036
Consumer	8,171	-	8,171
Other commercial and agricultural loans	63,386	2,890	60,496
State and political subdivision loans	85,356	-	85,356
Total	565,179	$ 9,210	$ 555,969
Allowance for loan losses	6,922
Net loans	$ 558,257

December 31, 2014	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 185,438	$ 316	$ 185,122
Commercial and agricultural	215,584	6,112	209,472
Construction	6,353	-	6,353
Consumer	8,497	-	8,497
Other commercial and agricultural loans	58,516	2,394	56,122
State and political subdivision loans	79,717	-	79,717
Total	554,105	$ 8,822	$ 545,283
Allowance for loan losses	6,815
Net loans	$ 547,290

The segments of the Company’s loan portfolio are disaggregated into classes to a level that allows management to monitor risk and performance. Residential real estate mortgages consists primarily of 15 to 30 year first mortgages on residential real estate, while residential real estate home equity loans are consumer purpose installment loans or lines of credit secured by a mortgage which is often a second lien on residential real estate with terms of 15 years or less. Commercial real estate loans are business purpose loans secured by a mortgage on commercial real estate. Agricultural real estate loans are loans secured by a mortgage on real estate used in agriculture production. Construction real estate loans are loans secured by residential or commercial real estate used during the construction phase of residential and commercial projects. Consumer loans are typically unsecured or primarily secured by assets other than real estate and overdraft lines of credit are typically secured by customer deposit accounts. Other commercial loans are loans for commercial purposes primarily secured by non-real estate collateral. Other agricultural loans are loans for agricultural purposes primarily secured by non-real estate collateral. State and political subdivision loans are loans to  state and local municipalities for capital and operating expenses or tax free loans used to finance commercial development.

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

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables by class, with the associated allowance amount, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
March 31, 2015	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$ 218	$ 121	$ 66	$ 187	$ 13
Home Equity	129	59	64	123	12
Commercial	8,398	5,851	159	6,010	72
Other commercial loans	2,988	2,431	459	2,890	91
Total	$ 11,733	$ 8,462	$ 748	$ 9,210	$ 188

December 31, 2014
Real estate loans:
Mortgages	$ 222	$ 125	$ 66	$ 191	$ 13
Home Equity	130	60	65	125	12
Commercial	8,433	5,708	404	6,112	72
Other commercial loans	2,480	2,346	48	2,394	1
Total	$ 11,265	$ 8,239	$ 583	$ 8,822	$ 98

The following tables includes the average balance of impaired financing receivables by class and the income recognized on impaired loans for the three month periods ended March 31, 2015 and 2014(in thousands):

	March 31, 2015			March 31, 2014
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	Cash Basis	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$ 188	$ 2	$ -	$ 205	$ 2	$ -
Home Equity	124	1	-	133	1	-
Commercial	6,023	13	-	8,533	26	-
Consumer	-	-	-	15	-	-
Other commercial loans	2,729	25	1	1,893	33	-
Total	$ 9,064	$ 41	$ 1	$ 10,779	$ 62	$ -

Credit Quality Information

For commercial real estate, agricultural real estate, construction, other commercial, other agricultural and state and political subdivision loans, management uses a nine point internal risk rating system to monitor credit quality. The first five categories are considered not criticized and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The definitions of each rating are defined below:

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay the loan as agreed, the Company’s loan rating process includes several layers of internal and external oversight. The Company’s loan officers are responsible for the timely and accurate risk rating of the loans in each of their portfolios at origination and on an ongoing basis under the supervision of management.  All commercial and agricultural loans are reviewed annually to ensure the appropriateness of the loan grade. In addition, the Company engages an external consultant on at least an annual basis. The external consultant is engaged to 1) review a minimum of 55% of the dollar volume of the commercial loan portfolio on an annual basis, 2) review new loans originated for over $1.0 million in the last years, 3) review a majority of borrowers with commitments greater than or equal to $1.0 million,  4) review selected loan relationships over $750,000 which are over 30 days past due, classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate.

The following tables represent credit exposures by internally assigned grades as of March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Real estate loans:
Commercial	$ 175,890	$ 4,912	$ 11,855	$ 44	$ 192,701
Agricultural	20,695	3,361	1,635	-	25,691
Construction	6,036	-	-	-	6,036
Other commercial loans	46,267	4,109	2,082	148	52,606
Other agricultural loans	9,000	675	1,105	-	10,780
State and political
subdivision loans	85,356	-	-	-	85,356
Total	$ 343,244	$ 13,057	$ 16,677	$ 192	$ 373,170

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Ending Balance
Real estate loans:
Commercial	$ 169,383	$ 8,948	$ 12,614	$ -	$ 190,945
Agricultural	19,575	3,394	1,670	-	24,639
Construction	6,353	-	-	-	6,353
Other commercial loans	40,683	4,413	2,355	-	47,451
Other agricultural loans	9,221	727	1,117	-	11,065
State and political
subdivision loans	79,717	-	-	-	79,717
Total	$ 324,932	$ 17,482	$ 17,756	$ -	$ 360,170

For residential real estate mortgages, home equity and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below, and all loans past due 90 or more days and still accruing. The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2015 and December 31, 2014 (in thousands):

March 31, 2015	Performing	Non- performing	Total
Real estate loans:
Mortgages	$ 122,090	$ 1,021	$ 123,111
Home Equity	60,458	269	60,727
Consumer	8,113	58	8,171
Total	$ 190,661	$ 1,348	$ 192,009

December 31, 2014	Performing	Non-performing	Total
Real estate loans:
Mortgages	$ 121,968	$ 890	$ 122,858
Home Equity	62,296	284	62,580
Consumer	8,444	53	8,497
Total	$ 192,708	$ 1,227	$ 193,935

Aging Analysis of Past Due Financing Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due financing receivables as of March 31, 2015 and December 31, 2014 (in thousands):

	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	90 Days and
March 31,2015	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
Real estate loans:
Mortgages	$ 438	$ 432	$ 708	$ 1,578	$ 121,533	$ 123,111	$ 212
Home Equity	333	76	254	663	60,064	60,727	128
Commercial	1,111	-	1,257	2,368	190,333	192,701	44
Agricultural	210	-	-	210	25,481	25,691	-
Construction	-	-	-	-	6,036	6,036	-
Consumer	34	32	12	78	8,093	8,171	1
Other commercial loans	333	158	335	826	51,780	52,606	18
Other agricultural loans	53	-	-	53	10,727	10,780	-
State and political
subdivision loans	-	-	-	-	85,356	85,356	-

Total	$ 2,512	$ 698	$ 2,566	$ 5,776	$ 559,403	$ 565,179	$ 403

Loans considered non-accrual	$ 579	$ 171	$ 2,163	$ 2,913	$ 4,236	$ 7,149
Loans still accruing	1,933	527	403	2,863	555,167	558,030
Total	$ 2,512	$ 698	$ 2,566	$ 5,776	$ 559,403	$ 565,179

December 31, 2014
Real estate loans:
Mortgages	$ 318	$ 230	$ 675	$ 1,223	$ 121,635	$ 122,858	$ 214
Home Equity	442	99	260	801	61,779	62,580	132
Commercial	97	231	1,432	1,760	189,185	190,945	310
Agricultural	-	-	-	-	24,639	24,639	-
Construction	-	-	-	-	6,353	6,353	-
Consumer	119	4	7	130	8,367	8,497	6
Other commercial loans	503	258	476	1,237	46,214	47,451	174
Other agricultural loans	-	-	-	-	11,065	11,065	-
State and political
subdivision loans	-	-	-	-	79,717	79,717	-

Total	$ 1,479	$ 822	$ 2,850	$ 5,151	$ 548,954	$ 554,105	$ 836

Loans considered non-accrual	$ 48	$ 181	$ 2,014	$ 2,243	$ 4,356	$ 6,599
Loans still accruing	1,431	641	836	2,908	544,598	547,506
Total	$ 1,479	$ 822	$ 2,850	$ 5,151	$ 548,954	$ 554,105

Nonaccrual Loans

Loans are considered for non-accrual status upon reaching 90 days delinquency, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans or if full payment of principal and interest is not expected. Additionally, if management is made aware of other information, including bankruptcy, repossession, death, or legal proceedings, the loan may be placed on non-accrual status. If a loan is 90 days or more past due and is well secured and in the process of collection, it may still be considered accruing.

The following table reflects the financing receivables on non-accrual status as of March 31, 2015 and December 31, 2014, respectively. The balances are presented by class of financing receivable (in thousands):

	March 31, 2015	December 31, 2014
Real estate loans:
Mortgages	$ 809	$ 676
Home Equity	141	152
Commercial	5,030	5,010
Consumer	57	47
Other commercial loans	1,112	714
	$ 7,149	$ 6,599

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of interest or principal, or both, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company’s investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower’s ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  Based on this evaluation management would no longer consider a loan to be a TDR when the relevant facts support such a conclusion. As of March 31, 2015 and December 31, 2014, included within the allowance for loan losses are reserves of $25,000 and $26,000 respectively, that are associated with loans modified as TDRs.

Loan modifications that are considered TDRs completed during the three months ended March 31, 2015 and 2014 were as follows (dollars in thousands):

	For the Three Months Ended March 31, 2015
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Mortgages	1	-	$ 71	-	$ 71	-
Total	1	-	$ 71	$ -	$ 71	$ -

	For the Three Months Ended March 31, 2014
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	1	$ -	$ 125	$ -	$ 125
Total	-	1	$ -	$ 125	$ -	$ 125

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The following table presents the recorded investment in loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which begin January 1, 2015 and 2014, respectively, and that subsequently defaulted during these reporting periods (dollars in thousands):

	For the Three Months Ended
	March 31, 2015		March 31, 2014
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Real estate loans:
Commercial	1	$ 124	1	$ 483
Total recidivism	1	$ 124	1	$ 483

Allowance for Loan Losses

The following table segregates the allowance for loan losses (ALLL) into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2015 and December 31, 2014, respectively (in thousands):

	March 31, 2015			December 31, 2014
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real estate loans:
Residential	$ 25	$ 898	$ 923	$ 25	$ 853	$ 878
Commercial and agricultural	72	3,627	3,699	72	3,798	3,870
Construction	-	11	11	-	26	26
Consumer	-	82	82	-	84	84
Other commercial and agricultural loans	91	1,195	1,286	1	1,223	1,224
State and political
subdivision loans	-	572	572	-	545	545
Unallocated	-	349	349	-	188	188
Total	$ 188	$ 6,734	$ 6,922	$ 98	$ 6,717	$ 6,815

The following tables roll forward the balance of the ALLL by portfolio segment for the three month periods ended March 31, 2015 and 2014, respectively (in thousands):

	Balance at December 31, 2014	Charge-offs	Recoveries	Provision	Balance at March 31, 2015
Real estate loans:
Residential	$ 878	$ (17)	$ -	$ 62	$ 923
Commercial and agricultural	3,870	-	4	(175)	3,699
Construction	26	-	-	(15)	11
Consumer	84	(7)	8	(3)	82
Other commercial and agricultural loans	1,224	(1)	-	63	1,286
State and political				-
subdivision loans	545	-	-	27	572
Unallocated	188	-	-	161	349
Total	$ 6,815	$ (25)	$ 12	$ 120	$ 6,922

	Balance at December 31, 2013	Charge-offs	Recoveries	Provision	Balance at March 31, 2014
Real estate loans:
Residential	$ 946	$ (38)	$ -	$ (22)	$ 886
Commercial and agricultural	4,558	(10)	2	(20)	4,530
Construction	50	-	-	(42)	8
Consumer	105	(8)	9	(23)	83
Other commercial and agricultural loans	942	-	-	231	1,173
State and political				-
subdivision loans	330	-	-	66	396
Unallocated	167	-	-	(10)	157
Total	$ 7,098	$ (56)	$ 11	$ 180	$ 7,233

The Company allocates the ALLL based on the factors described below, which conform to the Company’s loan classification policy and credit quality measurements. In reviewing risk within the Company’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The ALLL consists of amounts applicable to: (i) residential real estate loans; (ii) residential real estate home equity loans; (iii) commercial real estate loans; (iv) agricultural real estate loans; (v) real estate construction loans; (vi) other commercial and agricultural loans; (vii) consumer loans; (viii) other agricultural loans and (ix) state and political subdivision loans. Factors considered in this process include general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are evaluated to determine additional inherent risks in the loan portfolio, which are not necessarily reflected in the historical loss percentages. These factors are then added to the historical allocation percentage to get the adjusted factor to be applied to non-classified loans. The following qualitative factors are analyzed:

•	Level of and trends in delinquencies, impaired/classified loans
Change in volume and severity of past due loans
Volume of non-accrual loans
Volume and severity of classified, adversely or graded loans;
•	Level of and trends in charge-offs and recoveries;
•	Trends in volume, terms and nature of the loan portfolio;
•	Effects of any changes in risk selection and underwriting standards and any other changes in lending and recovery policies, procedures and practices;
•	Changes in the quality of the Company’s loan review system;
•	Experience, ability and depth of lending management and other relevant staff;
•	National, state, regional and local economic trends and business conditions
General economic conditions
Unemployment rates
Inflation / Consumer Price Index
Changes in values of underlying collateral for collateral-dependent loans;
•	Industry conditions including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses; and
•	Existence and effect of any credit concentrations, and changes in the level of such concentrations; and
•	Any change in the level of board oversight.

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

 We continually review the model utilized in calculating the required allowance. The following qualitative factors experienced changes during the three months ended March 31, 2015:

•
The qualitative factor for national, state, regional and local economic trends and business conditions was increased for all loan categories due to an increase in the unemployment rates in the local economy during the first quarter of 2015.

•
The qualitative factor for industry conditions, including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses was increased for agricultural related loans due to the decrease in the price received for product sold and the increase in feed costs, which negatively affected customer earnings that occurred in the first quarter of 2015.

•
The qualitative factor for levels of and trends in charge-offs and recoveries was increased for residential real estate loans due to the increase in charge-offs compared to historical norms for the Company.

•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans was decreased for other commercial loans due to the decrease in the amount of classified loans as of March 31, 2015.

•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans was increased for residential mortgages due to increases in the amount of delinquent loans as of March 31, 2015.

•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans was increased for agricultural related loans due to increases in the amount of loans past due as of March 31, 2015.

The primary factor that resulted in negative provision for commercial and agricultural loans was the reduction in the amount of special mention and substandard loans for the period ended March 31, 2015.

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

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of March 31, 2015 and December 31, 2014 included with other assets are $1,773,000 and 1,792,000, respectively, of foreclosed assets. As of March 31, 2015, included within the foreclosed assets is $321,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of March 31, 2015, the Company has initiated formal foreclosure proceeds on $1,411,000 of consumer residential mortgages, which have not yet been transferred into foreclosed assets.

Note 6 – Federal Home Loan Bank Stock

The Bank is a member of the FHLB of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of March 31, 2015 and December 31, 2014, the Bank’s investment in FHLB stock was $1,353,000 and $1,761,000, respectively. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) a significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios have improved, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members and has paid a quarterly cash dividend.

Note 7 - Employee Benefit Plans

For additional detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 10 of the Company's Consolidated Financial Statements included in the 2014 Annual Report on Form 10-K.

Noncontributory Defined Benefit Pension Plan

The Company sponsors a noncontributory defined benefit pension plan (“Pension Plan”) covering substantially all employees and officers.  The Company’s funding policy is to make annual contributions, if needed, based upon the funding formula developed by the plan’s actuary. Any employee with a hire date of January 1, 2007 or later is not eligible to participate in the Pension Plan. In lieu of the Pension Plan, employees with a hire date of January 1, 2007 or later are eligible to receive, after meeting certain length of service requirements, an annual discretionary 401(k) plan contribution from the Company equal to a percentage of an employee’s base compensation.  The contribution amount, if any, is placed in a separate account within the 401(k) plan and is subject to a vesting requirement.

For employees who are eligible to participate in the Pension Plan, the Pension Plan requires benefits to be paid to eligible employees based primarily upon age and compensation rates during employment.  Upon retirement or other termination of employment, employees can elect either an annuity benefit or a lump sum distribution of vested benefits in the Pension Plan.

The following sets forth the components of net periodic benefit costs of the Pension Plan for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Service cost	$ 86	$ 90
Interest cost	102	96
Expected return on plan assets	(207)	(122)
Net amortization and deferral	48	12
Net periodic benefit cost	$ 29	$ 76

The Company expects to contribute $500,000 to the Pension Plan in 2015.

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately. Contributions by the Company totaled $62,000 and $57,000 for the three months ended March 31, 2015 and 2014, respectively.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  At March 31, 2015 and December 31, 2014, an obligation of $938,000 and $969,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Amounts included in interest expense on the deferred amounts totaled $7,000 and $5,000 for each of the three months ended March 31, 2015 and 2014, respectively.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  A total of 100,000 shares of the Company’s common stock have been authorized under the Plan, which terminates in April 2016. As of March 31, 2015, 64,002 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted shares during 2015 and 2014:

	Three months ended March 31,
	2015		2014
		Weighted		Weighted
	Unvested	Average	Unvested	Average
	Shares	Market Price	Shares	Market Price
Outstanding, beginning of period	6,971	$ 48.55	7,172	$ 42.02
Granted	156	53.15	392	50.50
Forfeited	-	-	-	-
Vested	(129)	50.50	(1,324)	37.35
Outstanding, end of period	6,998	$ 48.61	6,240	$ 43.55

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $42,000 and $36,000 for the three months ended March 31, 2015 and 2014, respectively.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law. At March 31, 2015 and December 31, 2014, an obligation of $1,233,000 and $1,198,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Expenses related to this plan totaled $35,000 and $38,000 for the three months ended March 31, 2015 and 2014, respectively.

Note 8 – Accumulated Comprehensive Income

The following tables present the changes in accumulated other comprehensive (loss) income by component net of tax for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended March 31, 2015
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2014	$ 3,093	$ (2,326)	$ 767
Other comprehensive income before reclassifications (net of tax)	887	-	887
Amounts reclassified from accumulated other
comprehensive income (net of tax)	(83)	32	(51)
Net current period other comprehensive income	804	32	836
Balance as of March 31, 2015	$ 3,897	$ (2,294)	$ 1,603

	Three months ended March 31, 2014
Balance as of December 31, 2013	$ (108)	$ (1,117)	$ (1,225)
Other comprehensive income before reclassifications (net of tax)	1,485	-	1,485
Amounts reclassified from accumulated other
comprehensive income (net of tax)	(113)	7	(106)
Net current period other comprehensive income	1,372	7	1,379
Balance as of March 31, 2014	$ 1,264	$ (1,110)	$ 154
(a) Amounts in parentheses indicate debits

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2015 and 2014 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the statement where net Income is presented
	Three Months Ended March 31,
	2015	2014
Unrealized gains and losses on available for sale securities
	$ 126	$ 171	Investment securities gains, net
	(43)	(58)	Provision for income taxes
	$ 83	$ 113	Net of tax

Defined benefit pension items
	$ (48)	$ (12)	Salaries and employee benefits
	16	5	Provision for income taxes
	$ (32)	$ (7)	Net of tax
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

The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of March 31, 2015 and December 31, 2014 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

March 31, 2015	Level I	Level II	Level III	Total
Assets
Securities available for sale:
U.S. agency securities	$ -	$ 143,839	$ -	$ 143,839
Obligations of state and
political subdivisions	-	105,436	-	105,436
Corporate obligations	-	12,935	-	12,935
Mortgage-backed securities in
government sponsored entities	-	28,077	-	28,077
Equity securities in financial
institutions	1,617	-	-	1,617

December 31, 2014	Level I	Level II	Level III	Total
Securities available for sale:
U.S. agency securities	$ -	$ 150,885	$ -	$ 150,885
U.S. treasuries securities	-	4,849	-	4,849
Obligations of state and
political subdivisions	-	105,036	-	105,036
Corporate obligations	-	13,958	-	13,958
Mortgage-backed securities in
government sponsored entities	-	29,728	-	29,728
Equity securities in financial institutions	1,690	-	-	1,690

Financial Instruments, Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during 2015 and 2014 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense.

•
Impaired Loans - Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment using one of several methods, including collateral value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Collateral values are estimated using Level II inputs based on observable market data and Level III inputs based on customized discounting criteria. For a majority of impaired real estate related loans, the Company obtains a current external appraisal. Other valuation techniques are used as well, including internal valuations, comparable property analysis and contractual sales information.

•
Other Real Estate owned – Other real estate owned, which is obtained through the Bank’s foreclosure process is valued utilizing the appraised collateral value. Collateral values are estimated using Level II inputs based on observable market data and Level III inputs based on customized discounting criteria. At the time the foreclosure is completed, the Company obtains an updated external appraisal.

 Assets measured at fair value on a nonrecurring basis as of March 31, 2015 and December 31, 2014 are included in the table below (in thousands):

March 31, 2015	Level I	Level II	Level III	Total
Impaired Loans	$ -	$ -	$ 9,022	$ 9,022
Other real estate owned	-	-	1,773	1,773

December 31, 2014
Impaired Loans	$ -	$ -	$ 8,724	$ 8,724
Other real estate owned	-	-	1,792	1,792

The following table provides a listing of the significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques.

March 31, 2015	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	$ 488	Discounted Cash Flows	Probability of Default	0%	0.00%
			Change in interest rates	0-5.5%	0.98%

	8,534	Appraised Collateral Values	Discount for time since appraisal	0-30%	22.00%
			Selling costs	4%-10%	9.07%
			Holding period	0 - 18 months	12 months

Other real estate owned	1,773	Appraised Collateral Values	Discount for time since appraisal	0-20%	20%
			Selling costs	4%-10%	9%
			Holding period	0 - 18 months	12

December 31, 2014	Fair Value	Valuation Technique(s)	Unobservable input	Range
Impaired Loans	$ 230	Discounted Cash Flows	Probability of Default	0%	0.00%
			Change in interest rates	0-5.5%	1.99%

	8,494	Appraised Collateral Values	Discount for time since appraisal	0-30%	22.00%
			Selling costs	4%-10%	8.55%
			Holding period	0 - 18 months	15 months

Other real estate owned	1,792	Appraised Collateral Values	Discount for time since appraisal	0-20%	20%
			Selling costs	4%-10%	9%
			Holding period	0 - 18 months	12

The fair values of the Company’s financial instruments are as follows (in thousands):

	Carrying
March 31, 2015	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$ 18,783	$ 18,783	$ 18,783	$ -	$ -
Interest bearing time deposits with other banks	5,960	5,969			5,969
Available-for-sale securities	291,904	291,904	1,617	290,287
Loans held for sale	1,029	1,029	1,029
Net loans	558,257	579,059	-	-	579,059
Bank owned life insurance	20,461	20,461	20,461	-	-
Regulatory stock	1,628	1,628	1,628	-	-
Accrued interest receivable	3,636	3,636	3,636	-	-

Financial liabilities:
Deposits	$ 788,776	$ 790,052	$ 535,856	$ -	$ 254,196
Borrowed funds	29,388	26,946	-	-	26,946
Accrued interest payable	691	691	691	-	-

	Carrying
December 31, 2014	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$ 11,423	$ 11,423	$ 11,423	$ -	$ -
Interest bearing time deposits with other banks	5,960	5,969	-	-	5,969
Available-for-sale securities	306,146	306,146	1,690	304,456	-
Loans held for sale	497	497	497
Net loans	547,290	564,944	-	-	564,944
Bank owned life insurance	20,309	20,309	20,309	-	-
Regulatory stock	2,035	2,035	2,035	-	-
Accrued interest receivable	3,644	3,644	3,644	-	-

Financial liabilities:
Deposits	$ 773,933	$ 774,387	$ 525,166	$ -	$ 249,221
Borrowed funds	41,799	38,219	16,593	-	21,626
Accrued interest payable	756	756	756	-	-

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

Cash and Cash Equivalents:

The carrying amounts for cash and cash equivalents approximate fair value because they have original maturities of 90 days or less and do not present unanticipated credit concerns.

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

In June 2014, the FASB issued ASU 2014-10, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  The amendments in this Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.  The amendments also require enhanced disclosures. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014.  An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Earlier application is prohibited.  The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date.  This Update did not have a significant impact on the Company’s financial statements.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) Eliminate the presumption that a general partner should consolidate a limited partnership; (3) Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.  The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017.  This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), as part of its initiative to reduce complexity in accounting standards.  To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update.  For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.  An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. This Update is not expected to have a significant impact on the Company’s financial statements.

 In April 2015, the FASB issued ASU 2015-04, Compensation-Retirement Benefits (Topic 715), as part of its initiative to reduce complexity in accounting standards.  For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this Update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. The practical expedient should be applied consistently to all plans if an entity has more than one plan. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangible – Goodwill and Other Internal Use Software (Topic 350-40), as part of its initiative to reduce complexity in accounting standards. This guidance  will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The amendments in this Update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  For public business entities, the Board decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. For all other entities, the amendments will be effective for annual periods beginning after December 15, 2015, and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted for all entities. This Update is not expected to have a significant impact on the Company’s financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of Citizens Financial Services, Inc., First Citizens Community Bank, First Citizens Insurance Agency, Inc. or the combined Company. When we use words such as “believes,” “expects,” “anticipates,” or similar expressions, we are making forward-looking statements. For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements.  The Company cautions readers that the following important factors, among others, could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement:

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

•	The agricultural economy is subject to extreme swings in both the costs of resources and the prices received from the sale of products, which could negatively impact our customers.
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

Additional factors that may affect our results are discussed under “Part II – Item 1A – Risk Factors” in this report and in the Company’s 2014 Annual Report on Form 10-K under “Item 1.A/ Risk Factors.”  Except as required by applicable law and regulation, we assume no obligation to update or revise any forward-looking statements after the date on which they are made.

Introduction

The following is management's discussion and analysis of the financial condition and results of operations presented in the accompanying Consolidated Financial Statements for the Company.  The Company's consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results you may expect for the full year.

The Company currently engages in the general business of banking throughout our service area of Clinton, Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. We maintain our main office in Mansfield, Pennsylvania. Presently we operate 20 banking facilities, 18 of which operate as bank branches.  In Pennsylvania, we have branch offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Wellsboro Weis Market store, the Mansfield Wal-Mart Super Center and Mill Hall, which was opened in 2015. We also have a loan production office in Dallas, Pennsylvania. In New York, we have a branch office in Wellsville, Allegany County.

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

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Financial Statements since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in the Company’s financial statements. As of March 31, 2015 and December 31, 2014, the Trust Department had $100.4 million and $100.7 million of assets under management, respectively.

 Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Financial Statements since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $111.7 million at December 31, 2014 to $114.8 million at March 31, 2015. Fee income from the sale of these products is reflected in the Company’s financial statements as a component of non-interest income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, and as such, has added additional resources to support this growth.

In addition to the trust and investment services offered we have an oil and gas division, which serves as a network of experts to assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. As of March 31, 2015, customers owning 7,306 acres have signed agreements with the Bank that provide for the Bank to manage oil and gas matters related to the customers land, which may include negotiating lease payments and royalty percentages, resolving leasing issues, accounting for and ensuring the accuracy of royalty checks, distributing revenue to satisfy investment objectives and providing customized reports outlining payment and distribution information.

Results of Operations

Overview of the Income Statement

The Company had net income of $3,120,000 for the first three months of 2015 compared to $3,176,000 for last year’s comparable period, a decrease of $56,000 or 1.8%. Basic earnings per share for the first three months of 2015 were $1.03, compared to $1.04 last year, representing a 1.0% decrease.  Annualized return on assets and return on equity for the three months of 2015 were 1.36% and 12.38%, respectively, compared with 1.41% and 13.38% for last year’s comparable period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the first three months of 2015 was $7,587,000, an increase of $75,000, or 1.0%, compared to the same period in 2014.  For the first three months of 2015, the provision for loan losses totaled $120,000, a decrease of $60,000 over the comparable period in 2014.  Consequently, net interest income after the provision for loan losses was $7,467,000 compared to $7,332,000 during the first three months of 2014.

 The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the three months ended March 31, 2015 and 2014 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates (1)
	Three Months Ended
	March 31, 2015			March 31, 2014
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	8,722	2	0.09	5,276	1	0.05
Total short-term investments	8,722	2	0.09	5,276	1	0.05
Interest bearing time deposits at banks	5,960	29	1.97	2,480	12	2.02
Investment securities:
Taxable	195,468	853	1.75	220,146	938	1.70
Tax-exempt (3)	102,433	1,285	5.02	95,378	1,276	5.35
Total investment securities	297,901	2,138	2.87	315,524	2,214	2.81
Loans:
Residential mortgage loans	184,409	2,539	5.58	186,321	2,631	5.73
Construction	5,707	72	5.09	7,337	82	4.52
Commercial & farm loans	276,014	3,647	5.36	268,595	3,618	5.46
Loans to state & political subdivisions	81,316	917	4.57	63,471	710	4.54
Other loans	8,176	162	8.05	9,010	181	8.16
Loans, net of discount (2)(3)(4)	555,622	7,337	5.36	534,734	7,222	5.48
Total interest-earning assets	868,205	9,506	4.44	858,014	9,449	4.47
Cash and due from banks	3,877			3,784
Bank premises and equipment	12,546			11,069
Other assets	35,798			29,262
Total non-interest earning assets	52,221			44,115
Total assets	920,426			902,129
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	225,284	198	0.36	216,725	195	0.36
Savings accounts	110,682	33	0.12	96,846	28	0.12
Money market accounts	94,338	109	0.47	83,274	94	0.46
Certificates of deposit	249,639	669	1.09	264,549	788	1.21
Total interest-bearing deposits	679,943	1,009	0.60	661,394	1,105	0.68
Other borrowed funds	36,388	175	1.95	51,210	164	1.30
Total interest-bearing liabilities	716,331	1,184	0.67	712,604	1,269	0.72
Demand deposits	94,094			86,968
Other liabilities	9,186			7,584
Total non-interest-bearing liabilities	103,280			94,552
Stockholders' equity	100,815			94,973
Total liabilities & stockholders' equity	920,426			902,129
Net interest income		8,322			8,180
Net interest spread (5)			3.77%			3.74%
Net interest income as a percentage
of average interest-earning assets			3.89%			3.87%
Ratio of interest-earning assets
to interest-bearing liabilities			121%			120%

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ending March 31, 2015 and 2014 (in thousands):

	For the Three Months
	Ended March 31
	2015	2014
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$ 1,732	$ 1,793
Tax equivalent adjustment	437	434
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$ 2,169	$ 2,227

Interest and fees on loans (non-tax adjusted)	$ 7,039	$ 6,988
Tax equivalent adjustment	298	234
Interest and fees on loans (tax equivalent basis)	$ 7,337	$ 7,222

Total interest income	$ 8,771	$ 8,781
Total interest expense	1,184	1,269
Net interest income	7,587	7,512
Total tax equivalent adjustment	735	668
Net interest income (tax equivalent basis)	$ 8,322	$ 8,180

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):
	Three months ended March 31, 2015 vs. 2014 (1)
	Change in	Change	Total
	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ -	$ 1	$ 1
Interest bearing time deposits at banks	17	-	17
Investment securities:
Taxable	(108)	23	(85)
Tax-exempt	57	(48)	9
Total investments	(51)	(25)	(76)
Loans:
Residential mortgage loans	(26)	(66)	(92)
Construction	(23)	13	(10)
Commercial & farm loans	93	(64)	29
Loans to state & political subdivisions	201	6	207
Other loans	(17)	(2)	(19)
Total loans, net of discount	228	(113)	115
Total Interest Income	194	(137)	57
Interest Expense:
Interest-bearing deposits:
NOW accounts	3	-	3
Savings accounts	5	-	5
Money Market accounts	13	2	15
Certificates of deposit	(43)	(76)	(119)
Total interest-bearing deposits	(22)	(74)	(96)
Other borrowed funds	(15)	26	11
Total interest expense	(37)	(48)	(85)
Net interest income	$ 231	$ (89)	$ 142

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $8,180,000 for the three month period ended March 31, 2014 to $8,322,000 for the three month period ended March 31, 2015, an increase of $142,000. The tax equivalent net interest margin increased from 3.87% for the first three months of 2014 to 3.89% in 2015.

Total tax equivalent interest income for the 2015 three month period increased $57,000, from $9,449,000 for the three months ended March 31, 2014 to $9,506,000 for the three months ended March 31, 2015. This increase was primarily a result of an increase of $10.2 million increase in interest earning assets, which resulted in an increase in interest income of $194,000. This increase was offset by a decrease of $137,000 due to a change in rate, as the yield on interest earning assets decreased from 4.47% to 4.44% or 3 basis points for the comparable periods. While the Bank has been able to add interest earning assets, the new assets are priced at lower rates than assets that have matured due to the prolonged low interest rate environment. Additionally, assets repriced at lower rates during the 2015 period.

Tax equivalent investment income for the three months ended March 31, 2015 decreased $76,000 over the same period last year. The primary cause of this decrease was a decrease in the average balance of investment securities, which decreased $17.6 million in 2015 compared to the comparable period in 2014 primarily due to the investment leverage strategy in place in the first quarter of 2014 to increase investment income. This decrease resulted in investment income decreasing $51,000.

•
The average balance of taxable securities decreased by $24.7 million, which had the effect of decreasing investment income $108,000. The average balance for tax-exempt securities increased by $7.1 million, which had the effect of increasing interest income by $57,000 due to volume.

•
The yield on tax-exempt securities decreased 33 basis points from 5.35% to 5.02%, which corresponds to a decrease in interest income of $48,000. The yield on taxable securities increased 5 basis points from 1.70% to 1.75%, which corresponds to a increase in interest income of $23,000. The yield on tax-exempt investments declined due to the amount of purchases we made in the current low interest rate environment. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

The purchase of tax-exempt securities, along with municipal loans and investment tax credits, allows us to manage and reduce our effective tax rate as well as the overall yield on our interest earning assets.

Total loan interest income increased $115,000 for the three months ended March 31, 2015 compared to the same period last year.

•
The average balance of state and political subdivision loans increased $17.8 million from a year ago. This had a positive impact of $201,000 on total interest income due to volume. In addition, the yield earned increased 3 basis points to 4.57%, which increased loan interest income $6,000.

•
The average balance of commercial and agricultural loans increased $7.4 million from a year ago. This had a positive impact of $93,000 on total interest income due to volume, which was offset by a decrease of $64,000 due to rate, as the yield earned decreased from 5.46% to 5.36% due to the continued low rate environment and increased competition.

•
Interest income on residential mortgage loans decreased $92,000 primarily as a result of change in rates, which resulted in a decrease of $66,000. The yield earned on residential loans decreased 15 basis points compared to 2014. In addition, there was a decrease attributed to volume of $26,000 as the average balance decreased $1.9 million for the comparable periods.

Total interest expense decreased $85,000 for the three months ended March 31, 2015 compared with last year. The decrease is primarily attributable to a change in average rate from .72% in 2014 to .67% in the comparable 2015 period, which had the effect of decreasing interest expense by $48,000. The low interest rate environment prompted by the Federal Reserve had the effect of decreasing our short-term borrowing costs as well as rates on all deposit products. While the Company’s rates on deposit products are below historical averages they are competitive with rates paid by other institutions in the marketplace. The average balance of interest bearing liabilities increased $3.7 million from March 31, 2014 to March 31, 2015. Increases were experienced in NOW accounts of $8.6 million, savings accounts of $13.8 million and money market accounts of $11.1 million. The cumulative effect of these increases was an increase in interest expense of $21,000. The average balance of certificates of deposit decreased $14.9 million, which resulted in a decrease in interest expense due to volume of $43,000, while the average balance for other borrowed funds decreased $14.8 million resulting in a decrease in interest expense of $15,000. (see also “Financial Condition – Deposits”).

•
Interest expense on certificates of deposits decreased $119,000 over the same period last year. There was a decrease in the average rate on certificates of deposit from 1.21% to 1.09% resulting in a decrease in interest expense of $76,000. Additionally, the average balance of certificates of deposit decreased $14.9 million causing a decrease in interest expense of $43,000.

•
Interest expense on other borrowed funds increased $11,000 over the same period last year. The primary cause of the increase was the average rate on other borrowed funds increased 65 basis points resulting in an increase in interest expense of $26,000. The increase in rate on the other borrowed funds is a result of the significant amount of overnight borrowings that were outstanding during the 2014 period compared to the 2015 period. The average balance of other borrowed funds decreased $14.8 million resulting in a decrease in interest expense due to volume of $15,000.

Provision for Loan Losses

For the three month period ended March 31, 2015, we recorded a provision for loan losses of $120,000, which represents a decrease of $60,000 from the $180,000 provision recorded in the corresponding three months of last year. The provision was lower in 2015 than 2014 due to the improvement in the credit quality of the loan portfolio. see “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

Non-interest Income

The following table shows the breakdown of non-interest income for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended
	March 31,		Change
	2015	2014	Amount	%
Service charges	$ 976	$ 1,039	$ (63)	(6.1)
Trust	194	191	3	1.6
Brokerage and insurance	127	120	7	5.8
Investment securities gains, net	126	171	(45)	(26.3)
Gains on loans sold	38	40	(2)	(5.0)
Earnings on bank owned life insurance	152	121	31	25.6
Other	115	105	10	9.5
Total	$ 1,728	$ 1,787	$ (59)	(3.3)

Non-interest income for the three months ended March 31, 2015 totaled $1,728,000, a decrease of $59,000 when compared to the same period in 2014. During the first three months of 2015, investment security gains amounted to $126,000 compared to gains of $171,000 last year. We sold three agency securities for gains totaling $100,000, one mortgage backed security in government sponsored entities for a gain of $37,000, and a US Treasury note for a loss of $11,000 due to favorable market conditions. In 2014, we sold two agency securities for gains totaling $51,000, three mortgage backed securities in government sponsored entities for gains totaling $79,000, and a portion of a financial institution equity holding for a gain of $41,000.

For the first three months of 2015, account service charges totaled $976,000, a decrease of $63,000 or 6.1%, when compared to the same period in 2014. The primary decrease was associated with a $53,000 decrease attributable to fees charged to customers for non-sufficient funds.  Management continues to monitor regulatory changes to determine the level of impact that these changes may have on the fees that the Company realizes. The increase in earnings on bank owned life insurances is due to purchases of an additional $5.0 million of insurance made late in the fourth quarter of 2014.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three months ended March 31, 2015 and 2014 (in thousands):

	Three months ended
	March 31,		Change
	2015	2014	Amount	%
Salaries and employee benefits	$ 3,056	$ 2,917	$ 139	4.8
Occupancy	369	350	19	5.4
Furniture and equipment	128	100	28	28.0
Professional fees	232	234	(2)	(0.9)
FDIC insurance	116	113	3	2.7
Pennsylvania shares tax	201	193	8	4.1
Other	1,233	1,184	49	4.1
Total	$ 5,335	$ 5,091	$ 244	4.8

Non-interest expenses increased $244,000, or 4.8%, for the three months ended March 31, 2015 compared to the same period in 2014. Salaries and employee benefits increased $139,000 or 4.8%. Merit increases effective at the beginning of 2015 and an increase in full time equivalent employees, as part of implementing the Bank’s strategic plan, accounted for an increase in salaries and employee benefits of approximately $99,000. Insurance related expenses have increased $41,000 as a result of an increase in claims experience.

As a result of purchasing certain non-capitalized equipment and furniture for the new Mill Hall branch, which was opened in February 2015, furniture and fixture expenses increased $28,000. The increase in other expenses is primarily attributable to an increase in other real estate owned expenses of $27,000.

Provision for Income Taxes

The provision for income taxes was $740,000 for the three month period ended March 31, 2015 compared to $852,000 for the same period in 2014.  The decrease is attributable to a decrease in income before provision for income taxes of $168,000 and an increase in tax-exempt income as a proportion of total interest income. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 19.2% and 21.2% for the first three months of 2015 and 2014, respectively, compared to the statutory rate of 34%.

 We have invested in four limited partnership agreements that established low-income housing projects in our market areas. We anticipate recognizing an aggregate of $1.2 million of tax credits over the next nine years, with an additional $149,000 anticipated to be recognized during 2015.

 Financial Condition

Total assets were $930.0 million at March 31, 2015, an increase of $4.9 million, or 0.5% from $925.0 million at December 31, 2014.  Cash and cash equivalents increased $7.4 million or 64.4% to $18.8 million. Investment securities decreased to $291.9 million and net loans increased 2.0% to $558.3 million at March 31, 2015.  Total deposits increased $14.8 million to $788.8 million since year-end 2014, while borrowed funds decreased $12.4 million to $29.4 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $18.8 million at March 31, 2015 compared to $11.4 million at December 31, 2014, an increase of $7.4 million. Management actively measures and evaluates its liquidity through our Asset–Liability Committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the composition of the investment portfolio as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31, 2015		December 31, 2014
	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$ 143,839	49.3	$ 150,885	49.3
U. S. Treasury notes	-	-	4,849	1.6
Obligations of state & political
subdivisions	105,436	36.1	105,036	34.3
Corporate obligations	12,935	4.4	13,958	4.6
Mortgage-backed securities in
government sponsored entities	28,077	9.6	29,728	9.6
Equity securities in financial
institutions	1,617	0.6	1,690	0.6
Total	$ 291,904	100.0	$ 306,146	100.0

	March 31, 2015/
	December 31, 2014
	Change
(dollars in thousands)	Amount	%
Available-for-sale:
U. S. Agency securities	$ (7,046)	(4.7)
U. S. Treasury notes	(4,849)	(100.0)
Obligations of state & political
subdivisions	400	0.4
Corporate obligations	(1,023)	(7.3)
Mortgage-backed securities in
government sponsored entities	(1,651)	(5.6)
Equity securities in financial
institutions	(73)	(4.3)
Total	$ (14,242)	(4.7)

Our investment portfolio decreased by $14.2 million, or 4.7%, from December 31, 2014 to March 31, 2015.  During 2015, we purchased approximately $7.0 million of U.S. agency obligations and $6.0 million of state and local obligations, which helped offset the $1.3 million of principal repayments and $12.2 million of calls and maturities that occurred during the three month period. We also sold $14.6 million of various securities at a gain of $126,000. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the three month period ended March 31, 2015 yielded 2.87% compared to 2.81% for the same period in 2014 on a tax equivalent basis.

During the first three months of 2015, there were significant swings in the yield on investments as a result of economic indicators and comments made by the Federal Reserve that have indicated a potential rise in rates in the near future.  As a result of this volatility, the Company’s has limited the amount of investment purchases made in the first quarter of 2015. Additionally, the Company has seen a slight increase in loan demand further decreasing the amount of funds available to make investment purchases. For the limited amount of purchases made, the investment strategy in 2015 has been to purchase agency securities with maturities of less than five years and high quality municipal bonds with high coupons. The Bank believes it has provided itself protection to rising interest rates, if they occur. Additionally, high coupon municipal bonds have less price volatility in rising rate scenarios than similar lower coupon bonds. We believe this strategy will enable us to reinvest cash flows in the next two to five years when and if investment opportunities improve.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the securities portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

Loans

The following table shows the composition of the loan portfolio as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31,		December 31,
	2015		2014
	Amount	%	Amount	%
Real estate:
Residential	$ 183,838	32.5	$ 185,438	33.5
Commercial	192,701	34.1	190,945	34.5
Agricultural	25,691	4.5	24,639	4.4
Construction	6,036	1.1	6,353	1.1
Consumer	8,171	1.4	8,497	1.5
Other commercial and agricultural loans	63,386	11.2	58,516	10.6
State & political subdivision loans	85,356	15.2	79,717	14.4
Total loans	565,179	100.0	554,105	100.0
Less allowance for loan losses	6,922		6,815
Net loans	$ 558,257		$ 547,290

	March 31, 2015/
	December 31, 2014
	Change
	Amount	%
Real estate:
Residential	$ (1,600)	(0.9)
Commercial	1,756	0.9
Agricultural	1,052	4.3
Construction	(317)	(5.0)
Consumer	(326)	(3.8)
Other commercial and agricultural loans	4,870	8.3
State & political subdivision loans	5,639	7.1
Total loans	$ 11,074	2.0

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

During the first three months of 2015, the Company experienced growth in state and political subdivision loans, which increased $5.7 million or 7.1%, other commercial and agricultural loans which increased $4.9 million or 8.3%, commercial real estate which increased $1.8 million or 0.9% and agricultural real estate loans which increased $1.1 million or 4.3%. The increase in state and political loans, other commercial and agricultural, commercial real estate and agricultural real estate loans reflects on the Company’s experienced lenders and their ability to identify and meet the needs of our customers while providing growth opportunities for the Company’s loan portfolio.  We also look at commercial relationships as a way to obtain deposits from farmers, small businesses and municipalities throughout our market area. We continue to experience growth in our loan production office in Dallas, PA and in the Mill Hall branch that opened in February 2015. Commercial loan demand is subject to significant competitive pressures, the yield curve, the strength of the overall regional and national economy and the local economy. The local economy has been impacted significantly by natural gas exploration activities, which are impacted by regulations and changes in the market price of natural gas. Due to the low price for natural gas exploration activities remained curtailed. We work closely with local municipalities and school districts to meet their needs that otherwise would be provided by the municipal bond market.

Residential real estate loans decreased $1.6 million during the first three months of 2015. Loan demand for conforming mortgages, which the Company typically sells on the secondary market remained steady in 2015 when compared to 2014. During the first three months of 2015, $3.2 million of loans were originated, which compares to $2.8 million originated during the same period in 2014. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.  Management continues to build technologies which make it easier and more efficient for customers to choose the Company for their mortgage needs.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the three months ended March 31, 2015 and for the years ended December 31, 2014, 2013, 2012 and 2011 (dollars in thousands):

	March 31,	December 31,
	2015	2014	2013	2012	2011
Balance
at beginning of period	$ 6,815	$ 7,098	$ 6,784	$ 6,487	$ 5,915
Charge-offs:
Real estate:
Residential	17	97	17	95	101
Commercial	-	516	62	2	29
Agricultural	-	-	-	-	-
Consumer	7	47	54	54	71
Other commercial and agricultural loans	1	250	1	21	6
Total loans charged-off	25	910	134	172	207
Recoveries:
Real estate:
Residential	-	-	5	-	-
Commercial	4	15	5	9	15
Agricultural	-	-	-	-	-
Consumer	8	27	33	33	57
Other commercial and agricultural loans	-	-	-	7	32
Total loans recovered	12	42	43	49	104

Net loans charged-off	13	868	91	123	103
Provision charged to expense	120	585	405	420	675
Balance at end of year	$ 6,922	$ 6,815	$ 7,098	$ 6,784	$ 6,487

Loans outstanding at end of period	$ 565,179	$ 554,105	$ 540,612	$ 502,463	$ 487,509
Average loans outstanding, net	$ 555,622	$ 540,541	$ 516,748	$ 496,822	$ 474,972
Non-performing assets:
Non-accruing loans	$ 7,149	$ 6,599	$ 8,097	$ 8,067	$ 9,165
Accrual loans - 90 days or more past due	403	836	697	506	275
Total non-performing loans	$ 7,552	$ 7,435	$ 8,794	$ 8,573	$ 9,440
Foreclosed assets held for sale	1,773	1,792	1,360	616	860
Total non-performing assets	$ 9,325	$ 9,227	$ 10,154	$ 9,189	$ 10,300

Annualized net charge-offs to average loans	0.01%	0.16%	0.02%	0.02%	0.02%
Allowance to total loans	1.22%	1.23%	1.31%	1.35%	1.33%
Allowance to total non-performing loans	91.66%	91.66%	80.71%	79.13%	68.72%
Non-performing loans as a percent of loans
net of unearned income	1.34%	1.34%	1.63%	1.71%	1.94%
Non-performing assets as a percent of loans
net of unearned income	1.65%	1.67%	1.88%	1.83%	2.11%

Management believes it uses the best information available when estimating the allowance for loan losses and that the allowance for loan losses is adequate as of March 31, 2015.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

 The balance in the allowance for loan losses was $6,922,000 or 1.22% of total loans as of March 31, 2015 as compared to $6,815,000 or 1.23% of loans as of December 31, 2014.  The $107,000 increase is a result of a $120,000 provision for the first three months offset by net charge-offs of $13,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of March 31, 2015 and December 31, 2014, 2013, 2012 and 2011:

	March 31		December 31
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$ 923	32.5	$ 878	33.5	$ 946	34.6	$ 875	35.4	$ 805	37.7
Commercial, agricultural	3,699	38.6	3,870	38.9	4,558	39.8	4,437	38.8	4,132	37.9
Construction	11	1.1	26	1.1	50	1.7	38	2.4	15	1.7
Consumer	82	1.4	84	1.5	105	1.7	119	2.1	111	2.2
Other commercial and agricultural loans	1,286	11.2	1,224	10.6	942	10.0	728	9.5	674	9.1
State & political subdivision loans	572	15.2	545	14.4	330	12.2	271	11.8	235	11.4
Unallocated	349	N/A	188	N/A	167	N/A	316	N/A	515	N/A
Total allowance for loan losses	$ 6,922	100.0	$ 6,815	100.0	$ 7,098	100.0	$ 6,784	100.0	$ 6,487	100.0

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate total 38.6% of the loan portfolio, 53.4% of the allowance is assigned to this segment of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions.

The following table identifies amounts of loans contractually past due 30 to 89 days and non-performing loans by loan category, as well as the change from December 31, 2014 to March 31, 2015 in non-performing loans(dollars in thousands). Non-performing loans include those loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	March 31, 2015				December 31, 2014
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days				30 - 89 Days
	Past Due	90 Days Past	Non-	Total Non-	Past Due	90 Days Past	Non-	Total Non-
(in thousands)	Accruing	Due Accruing	accrual	Performing	Accruing	Due Accruing	accrual	Performing
Real estate:
Residential	$ 1,145	$ 340	$ 950	$ 1,290	$ 1,089	$ 346	$ 828	$ 1,174
Commercial	934	44	5,030	5,074	147	310	5,010	5,320
Agricultural	210	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Consumer	21	1	57	58	75	6	47	53
Other commercial and
agricultural loans	231	18	1,112	1,130	761	174	714	888
Total nonperforming loans	$ 2,541	$ 403	$ 7,149	$ 7,552	$ 2,072	$ 836	$ 6,599	$ 7,435

	Change in Non-Performing Loans
	March 31, 2015 /December 31, 2014
(in thousands)	Amount	%
Real estate:
Residential	$ 116	9.9
Commercial	(246)	(4.6)
Agricultural	-	N/A
Construction	-	N/A
Consumer	5	9.4
Other commercial and
agricultural loans	242	27.3
Total nonperforming loans	$ 117	1.6

For the three month period ended March 31, 2015, we recorded a provision for loan losses of $120,000, which compares to $180,000 for the same time period in 2014. Non-performing loans increased $117,000 or 1.6%, from December 31, 2014 to March 31, 2015. Approximately 60.1% of the Bank’s non-performing loans are associated with the following three customer relationships:

•
A commercial customer with a total loan relationship of $3.5 million secured by 164 residential properties was considered non-accrual as of March 31, 2015. In the first quarter of 2011, the Company and borrower entered into a forbearance agreement to restructure the debt. In July of 2013, the customer filed for bankruptcy under Chapter 11 and a Trustee was appointed in January of 2014. We continue to monitor the bankruptcy proceedings to identify potential changes in the customer’s operations and the impact these would have on the loan payments for our loans to the customer and the underlying collateral that supports these loans.

•
A commercial customer with a relationship of approximately $469,000 after a charge-off of $463,000 during the second quarter of 2014, secured by commercial real estate was considered non-accrual as of March 31, 2015. The current economic conditions have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and in the second quarter of 2014 charged-off of a portion of the balance associated with this customer, which was based on the appraised value of collateral and as a result there is no specific reserve as of March 31, 2015.

•
A commercial customer with a relationship of approximately $604,000 secured by vacant real estate, equipment and accounts receivable was considered non-accrual as of March 31, 2015. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer. Management reviewed the collateral and there is no specific reserve as of March 31, 2015.

Management of the Bank believes that the allowance for loan losses is adequate at March 31, 2015, which is based on the following factors:

•	One loan relationship comprises 45.8% of the non-performing loan balance, whose debt is current through March 31, 2015.

•	Net and gross charge-offs have returned to their low historical rate of .01 on an annualized basis in the first quarter of 2015.

•
Real estate values in the Bank’s primary market area have remained stable. Additionally, our primary market area is predominately centered in a natural gas exploration and drilling area, and while the activities associated with this exploration are cyclical, it has provided a positive impact on the value of local real estate.

Bank Owned Life Insurance

The Company purchased bank owned life insurance to offset future employee benefit costs.  As of March 31, 2015, the cash surrender value of this life insurance is $20,461,000, which has resulted in income recognized in the first three months of 2015 of $152,000 compared to $121,000 during the comparable period in 2014. The use of life insurance policies provides the Bank with an asset that will generate earnings to partially offset the current costs of benefits and eventually (at the death of the individuals) provides partial recovery of cash outflows associated with the benefits.

Premises and Equipment

Premises and equipment increased from $12.4 million at December 31, 2014 to $12.6 million at March 31, 2015. This occurred primarily as a result of costs associated with the construction of our branch in Mill Hall, which opened in February 2015.

Deposits

The following table shows the composition of deposits as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	March 31,		December 31,
	2015		2014
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 100,263	12.7	$ 95,526	12.3
NOW accounts	227,946	28.9	226,038	29.2
Savings deposits	113,338	14.4	108,252	14.0
Money market deposit accounts	94,309	12.0	95,350	12.3
Certificates of deposit	252,920	32.0	248,767	32.2
Total	$ 788,776	100.0	$ 773,933	100.0

	March 31, 2015/
	December 31, 2014
	Change
	Amount	%
Non-interest-bearing deposits	$ 4,737	5.0
NOW accounts	1,908	0.8
Savings deposits	5,086	4.7
Money market deposit accounts	(1,041)	(1.1)
Certificates of deposit	4,153	1.7
Total	$ 14,843	1.9

Deposits increased $14.8 million since December 31, 2014. The biggest increase was in savings deposit accounts, which increased $5.1 million, followed closely by the increase in non-interest bearing deposits of $4.7 million and certificates of deposit (CDs) of $4.2 million. The primary driver of the increase in CDs was the opening of the Mill Hall branch and rate specials that were run in the market to attract new customers. The increase in savings accounts and now accounts is the result of a general increase in deposits and was not driven by a single customer or special. The increase in CDs reverses the trend of the prior years, in which as CDs mature customers convert funds to other types of deposit accounts.

Borrowed Funds

Borrowed funds decreased $12.4 million during the first three months of 2015. The decrease was the result of repaying $16.6 million of overnight borrowings from the FHLB. The repayments were offset by borrowing $4.7 million from the FHLB on a long term basis. Additionally, there was a decrease of approximately $543,000 in the balances outstanding under repurchase agreements. The Bank’s current strategy for borrowings is to consider terms and structures to manage interest rate risk and liquidity in a potential rising interest rate environment. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

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

Total stockholders’ equity was $102.3 million at March 31, 2015 compared to $100.5 million at December 31, 2014, an increase of $1.8 million or 1.8%.  Excluding accumulated other comprehensive income stockholders’ equity increased $925,000, or 0.9%. The Company purchased 18,424 shares of treasury stock at a weighted average cost of $52.67 per share.  In the first three months of 2015, the Company had net income of $3.1 million and declared cash dividends of $1.2 million, or $0.405 per share, representing a cash dividend payout ratio of 39.2%.

All of the Company’s investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. As a result of changes in the interest rate environment, accumulated other comprehensive income associated with the change in investment securities increased $887,000 from December 31, 2014 and accounts for the majority of the total change in accumulated other comprehensive income of $836,000.

The Company has complied with standards of being well capitalized mandated by the banking regulators. The Company’s primary regulators have established “risk-based” capital requirements designed to measure capital adequacy.  Risk-based capital ratios reflect the relative risks associated with various assets entities hold in their portfolios.  A weight category of 0% (lowest risk assets), 20%, 50%, or 150% (highest risk assets for the Company and Bank), is assigned to each asset on the balance sheet. The Company’s computed risk-based capital ratios are as follows (dollars in thousands):

	March 31,		December 31,
	2015		2014
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$ 108,013	19.00%	$ 106,891	18.55%
For capital adequacy purposes	45,484	8.00%	46,105	8.00%
To be well capitalized	56,855	10.00%	57,631	10.00%
Tier I capital (to risk-weighted assets)
Company	$ 100,740	17.72%	$ 99,692	17.30%
For capital adequacy purposes	34,113	6.00%	23,053	4.00%
To be well capitalized	45,484	8.00%	34,579	6.00%
Common Equity Tier I capital (to risk-weighted assets)
Company	$ 93,240	16.40%	N/A	N/A
For capital adequacy purposes	25,585	4.50%	N/A	N/A
To be well capitalized	36,956	6.50%	N/A	N/A
Tier I capital (to average assets)
Company	$ 100,740	11.04%	$ 99,692	10.99%
For capital adequacy purposes	36,516	4.00%	36,272	4.00%
To be well capitalized	45,645	5.00%	45,341	5.00%

The Bank’s computed risk-based capital ratios are as follows (dollars in thousands):

	March 31,		December 31,
	2015		2014
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$ 99,671	17.58%	$ 97,498	16.97%
For capital adequacy purposes	45,349	8.00%	45,969	8.00%
To be well capitalized	56,686	10.00%	57,462	10.00%
Tier I capital (to risk-weighted assets)
Bank	$ 92,559	16.33%	$ 90,500	15.75%
For capital adequacy purposes	34,012	6.00%	22,985	4.00%
To be well capitalized	45,349	8.00%	34,477	6.00%
Common Equity Tier I capital (to risk-weighted assets)
Bank	$ 92,559	16.33%	N/A	N/A
For capital adequacy purposes	41,016	4.50%	N/A	N/A
To be well capitalized	59,246	6.50%	N/A	N/A
Tier I capital (to average assets)
Bank	$ 92,559	10.15%	$ 90,500	10.00%
For capital adequacy purposes	36,459	4.00%	36,218	4.00%
To be well capitalized	45,574	5.00%	45,273	5.00%

Off Balance-Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Commitments to extend credit	$ 121,117	$108,951
Standby letters of credit	10,024	10,389
	$ 131,141	$119,340

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at March 31, 2015 and December 31, 2014 was $12,382,000 and $12,360,000, respectively. The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other significant uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first three months of 2015 were $403,000, primarily related to our Mill Hall branch, compared to $28,000 during the same time period in 2014.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short-term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $266.4 million, of which $16.5 million was outstanding at March 31, 2015. Additionally, we have a Federal funds line totaling $10.0 million from a third party bank at market rates.  This line is not drawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $9.2 million, which also is not drawn upon as of March 31, 2015. The Company continues to evaluate its liquidity needs and as necessary tests its sources to ensure that they are available to utilized and looks for additional sources of liquidity.

 Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At March 31, 2015, Citizens Financial Services, Inc. had liquid assets of $7.1 million.

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

The Bank currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Bank’s risk exposure.  In this analysis, the Bank examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of March 31, 2015 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income

-100 Shock	$ 29,323	$ (481)	(1.61)
Base	29,804	-	-
+100 Shock	28,947	(857)	(2.88)
+200 Shock	28,256	(1,548)	(5.19)
+300 Shock	27,578	(2,226)	(7.47)
+400 Shock	26,875	(2,929)	(9.83)

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

(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. At March 31, 2015 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
1/1/15 to 1/31/15	-	$0.00	-	73,001
2/1/15 to 2/28/15	9,230	$52.44	9,230	63,771
3/1/15 to 3/31/15	9,194	$52.90	9,194	54,577
Total	18,424	$52.67	18,424	54,577

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
101 **
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Cash Flows (unaudited) and (v) related notes (unaudited).

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

Citizens Financial Services, Inc. (Registrant)

May 7, 2015	By:	/s/ Randall E. Black
Randall E. Black
President and Chief Executive Officer (Principal Executive Officer)

May 7, 2015	By:	/s/ Mickey L. Jones
Mickey L. Jones
Chief Financial Officer (Principal Accounting Officer)