Form 10-Q
period 2015-06-30
CITIZENS FINANCIAL SERVICES INC
filed 2015-08-06
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
Or

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

The number of outstanding shares of the Registrant’s Common Stock, as of July 28, 2015, was 3,028,676.

Citizens Financial Services, Inc.
Form 10-Q

INDEX

		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheet as of June 30,2015 and December 31, 2014	1
	Consolidated Statement of Income for the Three and Six months Ended June 30,2015 and 2014	2
	Consolidated Statement of Comprehensive Income for the Three and Six months ended June 30, 2015 and 2014	3
	Consolidated Statement of Cash Flows for the Six Months ended June 30, 2015 and 2014	4
	Notes to Consolidated Financial Statements	5-29
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-51
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	51-52

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52-53
Item 5.	Other Information	53
Item 6.	Exhibits	53
	Signatures	54

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30,	December 31,
(in thousands except share data)	2015	2014
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 9,910	$ 10,091
Interest-bearing	1,002	1,332
Total cash and cash equivalents	10,912	11,423
Interest bearing time deposits with other banks	5,960	5,960
Available-for-sale securities	304,792	306,146
Loans held for sale	1,152	497

Loans (net of allowance for loan losses:
2015, $6,959 and 2014, $6,815)	564,692	547,290

Premises and equipment	12,582	12,357
Accrued interest receivable	3,584	3,644
Goodwill	10,256	10,256
Bank owned life insurance	20,615	20,309
Other assets	7,934	7,166

TOTAL ASSETS	$ 942,479	$ 925,048

LIABILITIES:
Deposits:
Noninterest-bearing	$ 100,469	$ 95,526
Interest-bearing	691,418	678,407
Total deposits	791,887	773,933
Borrowed funds	39,194	41,799
Accrued interest payable	674	756
Other liabilities	7,499	8,032
TOTAL LIABILITIES	839,254	824,520
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares: none issued or outstanding at
June 30, 2015 and December 31, 2014;	-	-
Common stock
$1.00 par value; authorized 15,000,000 shares; issued 3,335,236 at June 30, 2015 and
December 31, 2014	3,335	3,335
Additional paid-in capital	25,124	25,150
Retained earnings	83,371	79,512
Accumulated other comprehensive income	171	767
Treasury stock, at cost: 306,560 shares at June 30, 2015
and 296,280 shares at December 31, 2014	(8,776)	(8,236)
TOTAL STOCKHOLDERS' EQUITY	103,225	100,528
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 942,479	$ 925,048

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30		June 30,
(in thousands, except share and per share data)	2015	2014	2015	2014
INTEREST INCOME:
Interest and fees on loans	$ 7,129	$ 7,118	$ 14,168	$ 14,106
Interest-bearing deposits with banks	39	13	70	26
Investment securities:
Taxable	765	849	1,519	1,737
Nontaxable	801	840	1,649	1,682
Dividends	34	69	133	119
TOTAL INTEREST INCOME	8,768	8,889	17,539	17,670
INTEREST EXPENSE:
Deposits	1,035	1,094	2,044	2,199
Borrowed funds	172	145	347	309
TOTAL INTEREST EXPENSE	1,207	1,239	2,391	2,508
NET INTEREST INCOME	7,561	7,650	15,148	15,162
Provision for loan losses	120	150	240	330
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,441	7,500	14,908	14,832
NON-INTEREST INCOME:
Service charges	1,028	1,102	2,004	2,141
Trust	180	186	374	377
Brokerage and insurance	255	137	382	257
Gains on loans sold	60	30	98	70
Investment securities gains, net	175	75	301	246
Earnings on bank owned life insurance	154	121	306	242
Other	103	104	218	209
TOTAL NON-INTEREST INCOME	1,955	1,755	3,683	3,542
NON-INTEREST EXPENSES:
Salaries and employee benefits	2,993	2,893	6,049	5,810
Occupancy	348	304	717	654
Furniture and equipment	87	94	215	194
Professional fees	180	208	412	442
FDIC insurance	116	116	232	229
Pennsylvania shares tax	200	191	401	384
Other	1,504	1,194	2,737	2,378
TOTAL NON-INTEREST EXPENSES	5,428	5,000	10,763	10,091
Income before provision for income taxes	3,968	4,255	7,828	8,283
Provision for income taxes	779	890	1,519	1,742
NET INCOME	$ 3,189	$ 3,365	$ 6,309	$ 6,541

PER COMMON SHARE DATA:
Net Income - Basic	$ 1.06	$ 1.11	$ 2.09	$ 2.15
Net Income - Diluted	$ 1.06	$ 1.11	$ 2.09	$ 2.15
Cash Dividends Paid	$ 0.405	$ 0.385	$ 0.810	$ 0.770

Number of shares used in computation - basic	3,019,661	3,039,734	3,022,945	3,040,822
Number of shares used in computation - diluted	3,020,725	3,040,661	3,023,479	3,041,227

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF
COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)		2015		2014		2015		2014
Net income		$ 3,189		$ 3,365		$ 6,309		$ 6,541
Other comprehensive income (loss):
Change in unrealized gains on available
for sale securities	(2,049)		1,494		(704)		3,743
Income tax effect	698		(508)		240		(1,272)
Change in unrecognized pension cost	54		13		102		25
Income tax effect	(19)		(4)		(35)		(9)
Less: Reclassification adjustment for investment
security gains included in net income	(175)		(75)		(301)		(246)
Income tax effect	59		26		102		84
Other comprehensive income (loss), net of tax		(1,432)		946		(596)		2,325
Comprehensive income		$ 1,757		$ 4,311		$ 5,713		$ 8,866

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Six Months Ended
	June 30,
(in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 6,309	$ 6,541
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	240	330
Depreciation and amortization	236	233
Amortization and accretion of investment securities	992	1,100
Deferred income taxes	112	498
Investment securities gains, net	(301)	(246)
Earnings on bank owned life insurance	(306)	(242)
Originations of loans held for sale	(7,479)	(5,286)
Proceeds from sales of loans held for sale	6,922	5,089
Realized gains on loans sold	(98)	(70)
Increase in accrued interest receivable	60	171
Decrease in accrued interest payable	(81)	(160)
Other, net	(1,158)	(1,107)
Net cash provided by operating activities	5,448	6,851
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	18,393	12,151
Proceeds from maturity and principal repayments	31,163	29,294
Purchase of securities	(49,579)	(33,822)
Proceeds from redemption of regulatory stock	1,513	2,216
Purchase of regulatory stock	(1,342)	(1,484)
Net increase in loans	(17,792)	(113)
Purchase of premises and equipment	(514)	(145)
Proceeds from sale of foreclosed assets held for sale	100	296
Net cash (used) provided by investing activities	(18,058)	8,393
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	17,954	17,140
Proceeds from long-term borrowings	5,286	4,010
Repayments of long-term borrowings	(551)	(4,200)
Net decrease in short-term borrowed funds	(7,340)	(23,667)
Purchase of treasury and restricted stock	(997)	(733)
Dividends paid	(2,253)	(2,137)
Net cash provided (used) by financing activities	12,099	(9,587)
Net (decrease) increase in cash and cash equivalents	(511)	5,657
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,423	10,083
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 10,912	$ 15,740

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 2,472	$ 2,668
Income taxes paid	$ 2,025	$ 1,885
Loans transferred to foreclosed property	$ 241	$ 239
Premises and equipment transferred from other assets	$ -	$ 549
Investments purchased and not settled	$ 319	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

Citizens Financial Services, Inc. (individually and collectively with its direct and indirect subsidiaries, the “Company”) is a Pennsylvania corporation organized as the holding company of its wholly owned subsidiary, First Citizens Community Bank (the “Bank”), and the Bank’s wholly owned subsidiary, First Citizens Insurance Agency, Inc. (“First Citizens Insurance”).

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

In the opinion of management of the Company, the accompanying interim financial statements at June 30, 2015 and for the periods ended June 30, 2015 and 2014 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the six month period ended June 30, 2015 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share.  Earnings per share calculations give retroactive effect to stock dividends declared by the Company.
	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income applicable to common stock	$3,189,000	$3,365,000	$6,309,000	$6,541,000

Basic earnings per share computation
Weighted average common shares outstanding	3,019,661	3,039,734	3,022,945	3,040,822
Earnings per share - basic	$1.06	$1.11	$2.09	$2.15

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	3,019,661	3,039,734	3,022,945	3,040,822
Add: Dilutive effects of restricted stock	1,064	927	534	405
Weighted average common shares outstanding for dilutive earnings per share	3,020,725	3,040,661	3,023,479	3,041,227
Earnings per share - diluted	$1.06	$1.11	$2.09	$2.15

For the three months ended June 30, 2015 and 2014, there were 3,287 and 2,188 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $44.50-$53.15 for the three month period ended June 30, 2015 and prices ranging from $50.15-$50.50 for the three month period ended June 30, 2014. For the six months ended June 30, 2015 and 2014, 3,287 and 2,409 shares, respectively, related to the restricted stock plan were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $44.50-$53.15 for the six month period ended June 30, 2015 and prices ranging from $34.70-$50.50 for the six month period ended June 30, 2014.

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of tax-exempt income earned from state and municipal securities and loans and investments in tax credits.

Investments in Qualified Affordable Housing Projects

As of June 30, 2015 and December 31, 2014, the Company was invested in four partnerships that provide affordable housing. The balance of the investments, which is included within other assets in the Consolidated Balance Sheet, was $1,088,000 and $1,218,000 as of June 30, 2015 and December 31, 2014, respectively. Investments purchased prior to January 1, 2015, are accounted for utilizing the effective yield method. As of June 30, 2015, the Company has $1,143,000 of tax credits remaining that will be recognized over seven years. Tax credits of $49,000 and $99,000 were recognized as a reduction of tax expense during the three and six months ended June 30, 2015, respectively.

Note 4 – Investments

The amortized cost, gross unrealized gains and losses,  and fair value of investment securities at June 30, 2015 and December 31, 2014 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2015	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. agency securities	$ 167,187	$ 778	$ (385)	$ 167,580
Obligations of state and
political subdivisions	93,796	2,829	(343)	96,282
Corporate obligations	12,713	141	(49)	12,805
Mortgage-backed securities in
government sponsored entities	26,096	287	(33)	26,350
Equity securities in financial institutions	1,318	457	-	1,775
Total available-for-sale securities	$ 301,110	$ 4,492	$ (810)	$ 304,792

December 31, 2014
Available-for-sale securities:
U.S. agency securities	$ 150,847	$ 638	$ (600)	$ 150,885
U.S. treasury securities	4,944	-	(95)	4,849
Obligations of state and
political subdivisions	101,281	3,854	(99)	105,036
Corporate obligations	13,853	190	(85)	13,958
Mortgage-backed securities in
government sponsored entities	29,397	368	(37)	29,728
Equity securities in financial institutions	1,137	553	-	1,690
Total available-for-sale securities	$ 301,459	$ 5,603	$ (916)	$ 306,146

The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014 (in thousands). As of June 30, 2015, the Company owned 72 securities whose fair value was less than their cost basis.

June 30, 2015	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$ 60,908	$ (302)	$ 10,910	$ (83)	$ 71,818	$ (385)
Obligations of state and
political subdivisions	23,486	(263)	5,212	(80)	28,698	(343)
Corporate obligations	5,434	(31)	2,184	(18)	7,618	(49)
Mortgage-backed securities in
government sponsored entities	4,616	(21)	273	(12)	4,889	(33)
Total securities	$ 94,444	$ (617)	$ 18,579	$ (193)	$ 113,023	$ (810)

December 31, 2014
U.S. agency securities	$ 27,382	$ (110)	$ 43,642	$ (490)	$ 71,024	$ (600)
U.S. treasury securities	-	-	4,849	(95)	4,849	(95)
Obligations of states and
political subdivisions	3,596	(19)	8,584	(80)	12,180	(99)
Corporate obligations	505	(1)	7,707	(84)	8,212	(85)
Mortgage-backed securities in
government sponsored entities	5,025	(4)	2,229	(33)	7,254	(37)
Total securities	$ 36,508	$ (134)	$ 67,011	$ (782)	$ 103,519	$ (916)

As of June 30, 2015, the Company’s investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, obligations of states and political subdivisions, corporate obligations and mortgage backed securities issued by government sponsored entities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or issuer-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale for the six months ended June 30, 2015 and 2014 were $18,393,000 and $12,151,000, respectively.  For the three months ended June 30, 2015 and 2014, there were sales of $3,770,000 and $6,595,000, respectively, of available-for-sale securities. The gross gains and losses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Gross gains	$ 175	$ 75	$ 312	$ 246
Gross losses	-	-	(11)	-
Net gains	$ 175	$ 75	$ 301	$ 246

Investment securities with an approximate carrying value of $170.9 million and $186.4 million at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public funds and certain other deposits.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at June 30, 2015, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$ 3,420	$ 3,459
Due after one year through five years	166,695	167,737
Due after five years through ten years	44,355	45,146
Due after ten years	85,322	86,675
Total	$ 299,792	$ 303,017

Note 5 – Loans

The Company grants loans primarily to customers throughout North Central Pennsylvania and Southern New York.  Although the Company had a diversified loan portfolio at June 30, 2015 and December 31, 2014, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for loan losses as of June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 181,566	$ 333	$ 181,233
Commercial and agricultural	224,450	5,578	218,872
Construction	8,025	-	8,025
Consumer	8,374	-	8,374
Other commercial and agricultural loans	64,506	2,248	62,258
State and political subdivision loans	84,730	-	84,730
Total	571,651	$ 8,159	$ 563,492
Allowance for loan losses	6,959
Net loans	$ 564,692

December 31, 2014
Real estate loans:
Residential	$ 185,438	$ 316	$ 185,122
Commercial and agricultural	215,584	6,112	209,472
Construction	6,353	-	6,353
Consumer	8,497	-	8,497
Other commercial and agricultural loans	58,516	2,394	56,122
State and political subdivision loans	79,717	-	79,717
Total	554,105	$ 8,822	$ 545,283
Allowance for loan losses	6,815
Net loans	$ 547,290

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

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables by class, with the associated allowance amount, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
June 30, 2015	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$ 305	$ 118	$ 152	$ 270	$ 29
Home Equity	63	-	63	63	12
Commercial	8,051	5,469	109	5,578	48
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	2,354	1,164	1,084	2,248	185
Other agricultural loans	-	-	-	-	-
State and political subdivision loans	-	-	-	-	-
Total	$ 10,773	$ 6,751	$ 1,408	$ 8,159	$ 274

December 31, 2014
Real estate loans:
Mortgages	$ 222	$ 125	$ 66	$ 191	$ 13
Home Equity	130	60	65	125	12
Commercial	8,433	5,708	404	6,112	72
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	2,480	2,346	48	2,394	1
Other agricultural loans	-	-	-	-	-
State and political subdivision loans	-	-	-	-	-
Total	$ 11,265	$ 8,239	$ 583	$ 8,822	$ 98

The following tables includes the average balance of impaired financing receivables by class and the income recognized on impaired loans for the three and six month periods ended June 30, 2015 and 2014(in thousands):

For the Six Months ended
	June 30, 2015			June 30, 2014
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	Cash Basis	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$ 224	$ 4	$ 5	$ 202	$ 4	$ -
Home Equity	114	2	-	132	2	-
Commercial	5,862	32	-	8,039	44	-
Agricultural	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer	-	-	-	15	-	-
Other commercial loans	2,678	49	3	2,000	46	-
Other agricultural loans	-	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-	-
Total	$ 8,878	$ 87	$ 8	$ 10,388	$ 96	$ -

For the Three Months Ended
	June 30, 2015			June 30, 2014
Real estate loans:
Mortgages	$ 259	$ 2	$ 5	$ 200	$ 2	$ -
Home Equity	103	1	-	131	1	-
Commercial	5,700	19	-	7,544	18	-
Agricultural	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer	-	-	-	15	-	-
Other commercial loans	2,629	24	2	2,108	13	-
Other agricultural loans	-	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-	-
Total	$ 8,691	$ 46	$ 7	$ 9,998	$ 34	$ -

Credit Quality Information

For commercial real estate, agricultural real estate, construction, other commercial, other agricultural and state and political subdivision loans, management uses a nine grade internal risk rating system to monitor credit quality. The first five categories are considered not criticized and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The definitions of each rating are defined below:

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay the loan as agreed, the Company’s loan rating process includes several layers of internal and external oversight. The Company’s loan officers are responsible for the timely and accurate risk rating of the loans in each of their portfolios at origination and on an ongoing basis under the supervision of management.  All commercial and agricultural loans are reviewed annually to ensure the appropriateness of the loan grade. In addition, the Company engages an external consultant on at least an annual basis to 1) review a minimum of 55% of the dollar volume of the commercial loan portfolio on an annual basis, 2) review new loans originated for over $1.0 million in the last year, 3) review a majority of borrowers with commitments greater than or equal to $1.0 million,  4) review selected loan relationships over $750,000 which are over 30 days past due, classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate.

The following tables represent credit exposures by internally assigned grades as of June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$ 177,073	$ 4,390	$ 12,220	$ 44	$ -	$ 193,727
Agricultural	27,638	2,600	485	-	-	30,723
Construction	8,025	-	-	-	-	8,025
Other commercial loans	45,715	817	5,443	145	-	52,120
Other agricultural loans	11,989	397	-	-	-	12,386
State and political
subdivision loans	84,730	-	-	-	-	84,730
Total	$ 355,170	$ 8,204	$ 18,148	$ 189	$ -	$ 381,711

December 31, 2014
Real estate loans:
Commercial	$ 169,383	$ 8,948	$ 12,614	$ -	$ -	$ 190,945
Agricultural	19,575	3,394	1,670	-	-	24,639
Construction	6,353	-	-	-	-	6,353
Other commercial loans	40,683	4,413	2,355	-	-	47,451
Other agricultural loans	9,221	727	1,117	-	-	11,065
State and political
subdivision loans	79,717	-	-	-	-	79,717
Total	$ 324,932	$ 17,482	$ 17,756	$ -	$ -	$ 360,170

For residential real estate mortgages, home equity and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below and all loans past due 90 or more days and still accruing. The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2015 and December 31, 2014 (in thousands):

June 30, 2015	Performing	Non-performing	Total
Real estate loans:
Mortgages	$ 119,649	$ 1,160	$ 120,809
Home Equity	60,608	149	60,757
Consumer	8,320	54	8,374
Total	$ 188,577	$ 1,363	$ 189,940

December 31, 2014
Real estate loans:
Mortgages	$ 121,968	$ 890	$ 122,858
Home Equity	62,296	284	62,580
Consumer	8,444	53	8,497
Total	$ 192,708	$ 1,227	$ 193,935

Aging Analysis of Past Due Financing Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due financing receivables as of June 30, 2015 and December 31, 2014 (in thousands):

							90 Days or
	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	Greater and
June 30, 2015	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
Real estate loans:
Mortgages	$ 502	$ 154	$ 866	$ 1,522	$ 119,287	$ 120,809	$ 380
Home Equity	395	84	136	615	60,142	60,757	80
Commercial	114	524	4,034	4,672	189,055	193,727	104
Agricultural	39	170	-	209	30,514	30,723	-
Construction	-	-	-	-	8,025	8,025	-
Consumer	38	30	12	80	8,294	8,374	1
Other commercial loans	526	56	919	1,501	50,619	52,120	261
Other agricultural loans	-	97	-	97	12,289	12,386	-
State and political subdivision loans	-	-	-	-	84,730	84,730	-
Total	$ 1,614	$ 1,115	$ 5,967	$ 8,696	$ 562,955	$ 571,651	$ 826
Loans considered non-accrual	$ 524	$ 496	$ 5,141	$ 6,161	$ 406	$ 6,567
Loans still accruing	1,090	619	826	2,535	562,549	565,084
Total	$ 1,614	$ 1,115	$ 5,967	$ 8,696	$ 562,955	$ 571,651

December 31, 2014
Real estate loans:
Mortgages	$ 318	$ 230	$ 675	$ 1,223	$ 121,635	$ 122,858	$ 214
Home Equity	442	99	260	801	61,779	62,580	132
Commercial	97	231	1,432	1,760	189,185	190,945	310
Agricultural	-	-	-	-	24,639	24,639	-
Construction	-	-	-	-	6,353	6,353	-
Consumer	119	4	7	130	8,367	8,497	6
Other commercial loans	503	258	476	1,237	46,214	47,451	174
Other agricultural loans	-	-	-	-	11,065	11,065	-
State and political subdivision loans	-	-	-	-	79,717	79,717	-
Total	$ 1,479	$ 822	$ 2,850	$ 5,151	$ 548,954	$ 554,105	$ 836
Loans considered non-accrual	$ 48	$ 181	$ 2,014	$ 2,243	$ 4,356	$ 6,599
Loans still accruing	1,431	641	836	2,908	544,598	547,506
Total	$ 1,479	$ 822	$ 2,850	$ 5,151	$ 548,954	$ 554,105

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

The following table reflects the financing receivables on non-accrual status as of June 30, 2015 and December 31, 2014, respectively. The balances are presented by class of financing receivable (in thousands):

	June 30, 2015	December 31, 2014
Real estate loans:
Mortgages	$ 780	$ 676
Home Equity	69	152
Commercial	4,547	5,010
Agricultural	-	-
Construction	-	-
Consumer	53	47
Other commercial loans	1,118	714
Other agricultural loans	-	-
State and political subdivision loans	-	-
	$ 6,567	$ 6,599

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of interest or principal, or both, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company’s investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower’s ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  Based on this evaluation management would no longer consider a loan to be a TDR when the relevant facts support such a conclusion. As of June 30, 2015 and December 31, 2014, included within the allowance for loan losses are reserves of $41,000 and $26,000 respectively, that are associated with loans modified as TDRs.

Loan modifications that are considered TDRs completed during the three and six months ended June 30, 2015 and 2014 were as follows (dollars in thousands):

	For the Three Months Ended June 30, 2015
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Mortgages	-	1	$ -	$ 19	$ -	$ 19
Total	-	1	$ -	$ 19	$ -	$ 19

	For the Six Months Ended June 30, 2015
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Mortgages	1	1	$ 71	$ 19	$ 71	$ 19
Total	1	1	$ 71	$ 19	$ 71	$ 19

	For the Three Months Ended June 30, 2014
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	1	$ -	$ 28	$ -	$ 28
Total	-	1	$ -	$ 28	$ -	$ 28

	For the Six Months Ended June 30, 2014
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	2	$ -	$ 153	$ -	$ 153
Total	-	2	$ -	$ 153	$ -	$ 153

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The following table presents the recorded investment in loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which begin January 1, 2015 and 2014 (six month periods) and April 1, 2015 and 2014 (3 month periods), respectively, and that subsequently defaulted during these reporting periods (dollars in thousands):

	For the Three Months Ended				For the Six Months Ended
	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Real estate loans:
Commercial	-	$ -	-	$ -	-	$ -	1	$ 483
Total recidivism	-	$ -	-	$ -	-	$ -	1	$ 483

Allowance for Loan Losses

The following table segregates the allowance for loan losses (ALLL) into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30,2015 and December 31, 2014, respectively (in thousands):

	June 30, 2015			December 31, 2014
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real estate loans:
Residential	$ 41	$ 890	$ 931	$ 25	$ 853	$ 878
Commercial and agricultural	48	3,631	3,679	72	3,798	3,870
Construction	-	14	14	-	26	26
Consumer	-	89	89	-	84	84
Other commercial and agricultural loans	185	1,317	1,502	1	1,223	1,224
State and political subdivision loans	-	568	568	-	545	545
Unallocated	-	176	176	-	188	188
Total	$ 274	$ 6,685	$ 6,959	$ 98	$ 6,717	$ 6,815

The following tables roll forward the balance of the ALLL by portfolio segment for the three and six month periods ended June 30, 2015 and 2014, respectively (in thousands):

	Balance at March 31, 2015	Charge-offs	Recoveries	Provision	Balance at June 30, 2015
Real estate loans:
Residential	$ 923	$ (17)	$ -	$ 25	$ 931
Commercial and agricultural	3,699	(56)	3	33	3,679
Construction	11	-	-	3	14
Consumer	82	(17)	4	20	89
Other commercial and agricultural loans	1,286	-	-	216	1,502
State and political subdivision loans	572	-	-	(4)	568
Unallocated	349	-	-	(173)	176
Total	$ 6,922	$ (90)	$ 7	$ 120	$ 6,959

	Balance at December 31, 2014	Charge-offs	Recoveries	Provision	Balance at June 30, 2015
Real estate loans:
Residential	$ 878	$ (34)	$ -	$ 87	$ 931
Commercial and agricultural	3,870	(56)	7	(142)	3,679
Construction	26	-	-	(12)	14
Consumer	84	(24)	12	17	89
Other commercial and agricultural loans	1,224	(1)	-	279	1,502
State and political subdivision loans	545	-	-	23	568
Unallocated	188	-	-	(12)	176
Total	$ 6,815	$ (115)	$ 19	$ 240	$ 6,959

	Balance at March 31, 2014	Charge-offs	Recoveries	Provision	Balance at June 30, 2014
Real estate loans:
Residential	$ 886	$ (7)	$ -	$ -	$ 879
Commercial and agricultural	4,530	(465)	3	(259)	3,809
Construction	8	-	-	5	13
Consumer	83	(6)	6	3	86
Commercial and other loans	1,173	(163)	-	141	1,151
State and political subdivision loans	396	-	-	59	455
Unallocated	157	-	-	201	358
Total	$ 7,233	$ (641)	$ 9	$ 150	$ 6,751

	Balance at December 31, 2013	Charge-offs	Recoveries	Provision	Balance at June 30, 2014
Real estate loans:
Residential	$ 946	$ (45)	$ -	$ (22)	$ 879
Commercial and agricultural	4,558	(475)	5	(279)	3,809
Construction	50	-	-	(37)	13
Consumer	105	(14)	15	(20)	86
Commercial and other loans	942	(163)	-	372	1,151
State and political subdivision loans	330	-	-	125	455
Unallocated	167	-	-	191	358
Total	$ 7,098	$ (697)	$ 20	$ 330	$ 6,751

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
Inflation rate/ Consumer Price Index
Changes in values of underlying collateral for collateral-dependent loans;
•	Industry conditions including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses; and
•	Existence and effect of any credit concentrations, and changes in the level of such concentrations; and
•	Any change in the level of board oversight.

The Company also maintains an unallocated allowance to account for any factors or conditions that may cause a potential loss but are not specifically addressed in the process described above. The Company analyzes its loan portfolio each quarter to determine the appropriateness of its ALLL.

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

 We continually review the model utilized in calculating the required ALLL. The following qualitative factors experienced changes during the first six months of 2015:

•
The qualitative factor for national, state, regional and local economic trends and business conditions was increased for all loan categories due to an increase in the unemployment rates in the local economy during the first six months of 2015.

•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were decreased for commercial and agricultural real estate due to the decrease in the amount of loans classified as substandard.

•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for other commercial and agricultural loans due to an increase in the amount of loans classified as substandard.

•
The qualitative factor for levels of and trends in charge-offs and recoveries was decreased for commercial and agricultural real estate and other commercial and agricultural loans due to the decrease in charge-offs compared to the prior year as charge-offs returned to historical levels for the Bank.

•
The qualitative factor for experience, ability and depth of lending management and other relevant staff was decreased for commercial real estate, agricultural real estate, other commercial and other agricultural loans due to the length of time employees involved throughout the loan process have been in their positions.

•
The qualitative factor for industry conditions, including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses was increased for commercial and agricultural related loans due to the decrease in the price received for product sold and the increase in feed costs that has occurred in 2015, which negatively affected customer earnings.

•
The qualitative factor for levels of and trends in charge-offs and recoveries was increased for residential real estate loans due to the increase in charge-offs compared to historical norms for the Company.

•	The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans was increased for residential mortgages due to increases in the amount of delinquent loans.

The following qualitative factors experienced changes during the three months ended June 30, 2015:

•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were decreased for commercial and agricultural real estate due to the decrease in the amount of loans classified as substandard.

•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for other commercial and agricultural loans due to an increase in the amount of loans classified as substandard.

•
The qualitative factor for levels of and trends in charge-offs and recoveries was decreased for commercial and agricultural real estate and other commercial and agricultural loans due to the decrease in charge-offs compared to the prior year as charge-offs returned to historical levels for the Bank.

•
The qualitative factor for experience, ability and depth of lending management and other relevant staff was decreased for all commercial real estate, agricultural real estate, other commercial and other agricultural loans due to the length of time employees involved throughout the loan process have been in their positions.

The primary factor that resulted in negative provision for commercial and agricultural loans for the six month period ended June 30, 2015 was the reduction in the amount of special mention and substandard loans since December 31, 2014.

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

•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for other commercial and agricultural loans due to an increase in classified loans during the quarter.

•
The qualitative factor for levels of and trends in charge-offs and recoveries was increased for commercial and agricultural real estate and other commercial and agricultural loans due to the increase in charge-offs compared to historical norms for the Bank.

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

•
The qualitative factor for levels of and trends in charge-offs and recoveries was increased for commercial and agricultural real estate and other commercial and agricultural loans due to the increase in charge-offs compared to historical norms for the Bank.

•
The qualitative factor for experience, ability and depth of lending management and other relevant staff was decreased for all loan categories due to the length of time employees involved throughout the loan process have been in their positions.

•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were decreased for commercial and agricultural real estate due to the decrease in the Company’s classified loans.

•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for other commercial and agricultural loans due to an increase in classified loans during the quarter.

The primary factor that resulted in negative provisions for certain portfolio segments for the three and six month periods ended June 30, 2014 was due to decreases in the outstanding balances for certain portfolio segments compared to December 31, 2013, a reduction in the amount of substandard loans and the decrease in the qualitative factor associated with the improvement in unemployment rates noted above.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of June 30, 2015 and December 31, 2014 included with other assets are $1,815,000 and 1,792,000, respectively, of foreclosed assets. As of June 30, 2015, included within the foreclosed assets is $422,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of June 30, 2015, the Company has initiated formal foreclosure proceeds on $1,329,000 of consumer residential mortgages, which have not yet been transferred into foreclosed assets.

Note 6 – Federal Home Loan Bank Stock

The Bank is a member of the FHLB of Pittsburgh and, as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of June 30, 2015 and December 31, 2014, the Bank’s investment in FHLB stock was $1,590,000 and $1,761,000, respectively. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) a significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios have improved, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members and has paid a quarterly cash dividend.

Note 7 - Employee Benefit Plans

For additional detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 11 of the Company's Consolidated Financial Statements included in the 2014 Annual Report on Form 10-K.

Noncontributory Defined Benefit Pension Plan

The Bank sponsors a noncontributory defined benefit pension plan (“Pension Plan”) covering substantially all employees and officers that were hired prior to January 1, 2007. The Bank’s funding policy is to make annual contributions, if needed, based upon the funding formula developed by the plan’s actuary. Any employee with a hire date of January 1, 2007 or later is not eligible to participate in the Pension Plan. In lieu of the Pension Plan, employees with a hire date of January 1, 2007 or later are eligible to receive, after meeting certain length of service requirements, an annual discretionary 401(k) plan contribution from the Bank equal to a percentage of an employee’s base compensation.  The contribution amount, if any, is placed in a separate account within the 401(k) plan and is subject to a vesting requirement.

For employees who are eligible to participate in the Pension Plan, the Pension Plan requires benefits to be paid to eligible employees based primarily upon age and compensation rates during employment.  Upon retirement or other termination of employment, employees can elect either an annuity benefit or a lump sum distribution of vested benefits in the Pension Plan.

The following sets forth the components of net periodic benefit costs of the Pension Plan for the three and six months ended June 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$ 78	$ 63	$ 132	$ 153
Interest cost	90	111	153	207
Expected return on plan assets	(172)	(215)	(290)	(393)
Net amortization and deferral	45	(43)	76	25
Net periodic cost (benefit)	$ 41	$ (84)	$ 71	$ (8)

The Company expects to contribute $400,000 to the Pension Plan in 2015.

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately. Contributions by the Company totaled $155,000 and $146,000 for the six months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015 and 2014, contributions by the Company totaled $93,000 and $88,000, respectively.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  At June 30, 2015 and December 31, 2014, an obligation of $945,000 and $969,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Amounts included in interest expense on the deferred amounts totaled $5,000 and $6,000 for each of the three months ended June 30, 2015 and 2014. For the six months ended June 30, 2015 and 2014, amounts included in interest expense on the deferred amounts totaled $12,000 and $11,000, respectively.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  A total of 100,000 shares of the Company’s common stock have been authorized under the Plan, which terminates in April 2016. As of June 30, 2015, 60,662 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted shares during 2015 and 2014:

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
		Weighted		Weighted		Weighted		Weighted
	Unvested	Average	Unvested	Average	Unvested	Average	Unvested	Average
	Shares	Market Price	Shares	Market Price	Shares	Market Price	Shares	Market Price
Outstanding, beginning of period	6,998	$ 48.61	6,240	$ 43.55	6,971	$ 48.55	7,172	$ 42.02
Granted	3,340	49.87	3,206	53.10	3,496	50.02	3,598	52.82
Forfeited	-	-	-	-	-	-	-	-
Vested	(3,320)	45.62	(2,259)	42.06	(3,449)	45.80	(3,583)	40.30
Outstanding, end of period	7,018	$ 50.63	7,187	$ 48.28	7,018	$ 50.63	7,187	$ 48.28

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $85,000 and $73,000 for the six months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015 and 2014, compensation expense totaled $43,000 and $37,000, respectively. At June 30, 2015 the total compensation cost related to nonvested awards that has not yet been recognized was $355,000, which is expected to be recognized over the next 2.83 years.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law. At June 30, 2015 and December 31, 2014, an obligation of $1,269,000 and $1,198,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Expenses related to this plan totaled $71,000 and $76,000 for the six months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015 and 2014, expenses totaled $36,000 and $38,000, respectively.

Note 8 – Accumulated Comprehensive Income

The following tables present the changes in accumulated other comprehensive income by component net of tax for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three months ended June 30, 2015
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of March 31, 2015	$ 3,897	$ (2,294)	$ 1,603
Other comprehensive income (loss) before reclassifications (net of tax)	(1,351)	-	(1,351)
Amounts reclassified from accumulated other
comprehensive income (net of tax)	(116)	35	(81)
Net current period other comprehensive income (loss)	(1,467)	35	(1,432)
Balance as of June 30, 2015	$ 2,430	$ (2,259)	$ 171

	Six months ended June 30, 2015
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2014	$ 3,093	$ (2,326)	$ 767
Other comprehensive income (loss) before reclassifications (net of tax)	(464)	-	(464)
Amounts reclassified from accumulated other
comprehensive income (net of tax)	(199)	67	(132)
Net current period other comprehensive income (loss)	(663)	67	(596)
Balance as of June 30, 2015	$ 2,430	$ (2,259)	$ 171

	Three months ended June 30, 2014
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of March 31, 2014	$ 1,264	$ (1,110)	$ 154
Other comprehensive income (loss) before reclassifications (net of tax)	986	-	986
Amounts reclassified from accumulated other
comprehensive income (net of tax)	(49)	9	(40)
Net current period other comprehensive income (loss)	937	9	946
Balance as of June 30, 2014	$ 2,201	$ (1,101)	$ 1,100

	Six months ended June 30, 2014
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2013	$ (108)	$ (1,117)	$ (1,225)
Other comprehensive income (loss) before reclassifications (net of tax)	2,471	-	2,471
Amounts reclassified from accumulated other
comprehensive income (net of tax)	(162)	16	(146)
Net current period other comprehensive income (loss)	2,309	16	2,325
Balance as of June 30, 2014	$ 2,201	$ (1,101)	$ 1,100

(a) Amounts in parentheses indicate debits to the Consolidated Balance Sheet

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income for the three and six months ended June 30, 2015 and 2014 (in thousands):

Details about accumulated other comprehensive income	Amount reclassified from accumulated comprehensive income (a)		Affected line item in the statement where net Income is presented
	Three Months Ended June 30,
	2015	2014
Unrealized gains and losses on available for sale securities
	$ 175	$ 75	Investment securities gains, net
	(59)	(26)	Provision for income taxes
	$ 116	$ 49	Net of tax
Defined benefit pension items
	$ (54)	$ (13)	Salaries and employee benefits
	19	4	Provision for income taxes
	$ (35)	$ (9)	Net of tax

Total reclassifications	$ 81	$ 40

	Six Months Ended June 30,
	2015	2014
Unrealized gains and losses on available for sale securities
	$ 301	$ 246	Investment securities gains, net
	(102)	(84)	Provision for income taxes
	$ 199	$ 162	Net of tax
Defined benefit pension items
	$ (102)	$ (25)	Salaries and employee benefits
	35	9	Provision for income taxes
	$ (67)	$ (16)	Net of tax

Total reclassifications	$ 132	$ 146

(a) Amounts in parentheses indicate expenses and other amounts indicate income on the Consolidated Statement of Income

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

The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of June 30, 2015 and December 31, 2014 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

June 30, 2015	Level I	Level II	Level III	Total
Assets
Securities available for sale:
U.S. Agency securities	$ -	$ 167,580	$ -	$ 167,580
Obligations of state and
political subdivisions	-	96,282	-	96,282
Corporate obligations	-	12,805	-	12,805
Mortgage-backed securities in
government sponsored entities	-	26,350	-	26,350
Equity securities in financial
institutions	1,775	-	-	1,775

December 31, 2014	Level I	Level II	Level III	Total
Securities available for sale:
U.S. agency securities	$ -	$ 150,885	$ -	$ 150,885
U.S. treasuries securities	-	4,849	-	4,849
Obligations of state and
political subdivisions	-	105,036	-	105,036
Corporate obligations	-	13,958	-	13,958
Mortgage-backed securities in
government sponsored entities	-	29,728	-	29,728
Equity securities in financial
institutions	1,690	-	-	1,690

Financial Instruments, Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment).
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

•
Other Real Estate owned – Other real estate owned, which is obtained through the Bank’s foreclosure process, is valued utilizing the appraised collateral value. Collateral values are estimated using Level II inputs based on observable market data and Level III inputs based on customized discounting criteria. At the time the foreclosure is completed, the Company obtains an updated external appraisal.

 Assets measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014 are included in the table below (in thousands):

June 30, 2015	Level I	Level II	Level III	Total
Impaired Loans	$ -	$ -	$ 7,885	$ 7,885
Other real estate owned	-	-	1,815	1,815

December 31, 2014
Impaired Loans	$ -	$ -	$ 8,724	$ 8,724
Other real estate owned	-	-	1,792	1,792

The following table provides a listing of the significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques.

Quantitative Information about Level 3 Fair Value Measurements
June 30, 2015	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average

Impaired Loans	$ 206	Discounted Cash Flows	Change in interest rates	0-5.5%	3.21%

	7,679	Appraised Collateral Values	Discount for time since appraisal	0-30%	17.09%
			Selling costs	5%-10%	9.28%
			Holding period	0 - 18 months	12 months

Other real estate owned	1,815	Appraised Collateral Values	Discount for time since appraisal	0-20%	20%
			Selling costs	4%-10%	9%
			Holding period	0 - 18 months	12

December 31, 2014	Fair Value	Valuation Technique(s)	Unobservable input	Range
Impaired Loans	$ 230	Discounted Cash Flows	Change in interest rates	0-5.5%	1.99%

	8,494	Appraised Collateral Values	Discount for time since appraisal	0-30%	22.00%
			Selling costs	4%-10%	8.55%
			Holding period	0 - 18 months	15 months

Other real estate owned	1,792	Appraised Collateral Values	Discount for time since appraisal	0-20%	20%
			Selling costs	4%-10%	9%
			Holding period	0 - 18 months	12

The fair values of the Company’s financial instruments are as follows (in thousands):

	Carrying
June 30, 2015	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$ 10,912	$ 10,912	$ 10,912	$ -	$ -
Interest bearing time deposits with other banks	5,960	5,969			5,969
Available-for-sale securities	304,792	304,792	1,775	303,017
Loans held for sale	1,152	1,152	1,152
Net loans	564,692	580,732	-	-	580,732
Bank owned life insurance	20,615	20,615	20,615	-	-
Regulatory stock	1,864	1,864	1,864	-	-
Accrued interest receivable	3,584	3,584	3,584	-	-

Financial liabilities:
Deposits	$ 791,887	$ 792,477	$ 544,830	$ -	$ 247,647
Borrowed funds	39,194	36,080	6,287	-	29,793
Accrued interest payable	674	674	674	-	-

	Carrying
December 31, 2014	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$ 11,423	$ 11,423	$ 11,423	$ -	$ -
Interest bearing time deposits with other banks	5,960	5,969	-	-	5,969
Available-for-sale securities	306,146	306,146	1,690	304,456	-
Loans held for sale	497	497	497
Net loans	547,290	564,944	-	-	564,944
Bank owned life insurance	20,309	20,309	20,309	-	-
Regulatory stock	2,035	2,035	2,035	-	-
Accrued interest receivable	3,644	3,644	3,644	-	-

Financial liabilities:
Deposits	$ 773,933	$ 774,387	$ 525,166	$ -	$ 249,221
Borrowed funds	41,799	38,219	16,593	-	21,626
Accrued interest payable	756	756	756	-	-

Fair value is determined based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions can significantly affect the estimates.

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

Loans held for sale:

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

In May 2015, the FASB issued ASU 2015-08, Business Combinations - Pushdown Accounting - Amendment to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This ASU was issued to amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115. This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update.  This Update is not expected to have a significant impact on the Company’s financial statements.

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

Introduction

The following is management's discussion and analysis of the financial condition and results of operations presented in the accompanying consolidated financial statements for the Company.  Our Company's consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results you may expect for the full year.

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

In the second quarter of 2015, the Company entered into a definitive agreement to acquire The First National Bank of Fredericksburg, which is expected to close in the fourth quarter of 2015.

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

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Financial Statements since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in the Company’s financial statements. As of June 30, 2015 and December 31, 2014, the Trust Department had $96.5 million and $100.7 million of assets under management, respectively. The decrease in assets under management was primarily due to one trust account closing in the second quarter of 2015.

 Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Financial Statements since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $111.7 million at December 31, 2014 to $116.8 million at June 30, 2015. Fee income from the sale of these products is reflected in the Company’s financial statements as a component of non-interest income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, and as such, has added additional resources to support these opportunities.

In addition to the trust and investment services offered we have an oil and gas division, which serves as a network of experts to assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. As of June 30, 2015, customers owning 8,300 acres have signed agreements with the Bank that provide for the Bank to manage oil and gas matters related to the customers land, which may include negotiating lease payments and royalty percentages, resolving leasing issues, accounting for and ensuring the accuracy of royalty checks, distributing revenue to satisfy investment objectives and providing customized reports outlining payment and distribution information.

Results of Operations

Overview of the Income Statement

The Company had net income of $6,309,000 for the first six months of 2015 compared to $6,541,000 for last year’s comparable period, a decrease of $232,000 or 3.6%. Basic earnings per share for the first six months of 2015 were $2.09, compared to $2.15 last year, representing a 3.0% decrease.  Annualized return on assets and return on equity for the six months of 2015 were 1.36% and 12.41%, respectively, compared with 1.45% and 13.63% for last year’s comparable period.

Net income for the three months ended June 30, 2015 was $3,189,000 compared to $3,365,000 in the comparable 2014 period, a decrease of $176,000 or 5.2%. Basic earnings per share for the three months ended June 30, 2015 were $1.06, compared to $1.11 last year, representing a 4.6% decrease. Annualized return on assets and return on equity for the quarter ended June 30, 2015 was 1.36% and 12.45%, respectively, compared with 1.49% and 13.88% for the same 2014 period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the first six months of 2015 was $15,148,000, a decrease of $14,000, or 0.1%, compared to the same period in 2014.  For the first six months of 2015, the provision for loan losses totaled $240,000, a decrease of $90,000 over the comparable period in 2014.  Consequently, net interest income after the provision for loan losses was $14,908,000 compared to $14,832,000 during the first six months of 2014.

For the three months ended June 30, 2015, net interest income was $7,561,000 compared to $7,650,000, a decrease of $89,000, or 1.2% over the comparable period in 2014. The provision for loan losses this quarter was $120,000 compared to $150,000 for last year’s second quarter.  Consequently, net interest income after the provision for loan losses was $7,441,000 for the quarter ended June 30, 2015 compared to $7,500,000 in 2014.

 The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the six months and three months ended June 30, 2015 and 2014 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates (1)
	Six Months Ended
	June 30, 2015			June 30, 2014
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	14,331	12	0.17	5,701	1	0.04
Total short-term investments	14,331	12	0.17	5,701	1	0.04
Interest bearing time deposits at banks	5,960	58	1.97	2,480	25	2.02
Investment securities:
Taxable	195,079	1,652	1.69	217,369	1,856	1.71
Tax-exempt (3)	99,925	2,498	5.00	95,832	2,548	5.32
Total investment securities	295,004	4,150	2.81	313,201	4,404	2.81
Loans:
Residential mortgage loans	183,827	5,057	5.55	186,727	5,284	5.71
Construction	6,313	160	5.11	5,383	123	4.61
Commercial & agricultural loans	280,823	7,377	5.30	270,348	7,320	5.46
Loans to state & political subdivisions	83,055	1,853	4.50	64,911	1,522	4.73
Other loans	8,120	322	8.00	8,862	359	8.17
Loans, net of discount (2)(3)(4)	562,138	14,769	5.30	536,231	14,608	5.49
Total interest-earning assets	877,433	18,989	4.36	857,613	19,038	4.48
Cash and due from banks	3,933			3,777
Bank premises and equipment	12,579			11,122
Other assets	35,788			29,174
Total non-interest earning assets	52,300			44,073
Total assets	929,733			901,686
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	231,106	407	0.36	218,528	388	0.36
Savings accounts	112,734	67	0.12	98,444	55	0.11
Money market accounts	94,474	219	0.47	84,579	189	0.45
Certificates of deposit	249,866	1,351	1.09	261,932	1,567	1.21
Total interest-bearing deposits	688,180	2,044	0.60	663,483	2,199	0.67
Other borrowed funds	33,603	347	2.08	45,569	309	1.37
Total interest-bearing liabilities	721,783	2,391	0.67	709,052	2,508	0.71
Demand deposits	97,498			89,396
Other liabilities	8,813			7,252
Total non-interest-bearing liabilities	106,311			96,648
Stockholders' equity	101,639			95,986
Total liabilities & stockholders' equity	929,733			901,686
Net interest income		16,598			16,530
Net interest spread (5)			3.69%			3.77%
Net interest income as a percentage
of average interest-earning assets			3.81%			3.89%
Ratio of interest-earning assets
to interest-bearing liabilities			122%			121%

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
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

	Analysis of Average Balances and Interest Rates (1)
	Three Months Ended
	June 30, 2015			June 30, 2014
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	19,879	10	0.19	6,122	-	0.03
Total short-term investments	19,879	10	0.19	6,122	-	0.03
Interest bearing time deposits at banks	5,960	29	1.97	2,480	13	2.02
Investment securities:
Taxable	188,736	799	1.69	212,143	918	1.73
Tax-exempt (3)	97,443	1,212	4.98	96,282	1,272	5.28
Total investment securities	286,179	2,011	2.87	308,425	2,190	2.84
Loans:
Residential mortgage loans	183,251	2,519	5.51	187,129	2,654	5.69
Construction	6,912	89	5.15	3,450	41	4.77
Commercial & farm loans	285,580	3,730	5.24	272,525	3,703	5.45
Loans to state & political subdivisions	84,776	936	4.43	66,335	812	4.91
Other loans	8,064	160	7.94	8,716	176	8.10
Loans, net of discount (2)(3)(4)	568,583	7,434	5.24	538,155	7,386	5.50
Total interest-earning assets	880,601	9,484	4.32	855,182	9,589	4.50
Cash and due from banks	3,988			3,771
Bank premises and equipment	12,611			11,174
Other assets	41,736			31,121
Total non-interest earning assets	58,335			46,066
Total assets	938,936			901,248
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	236,864	209	0.35	220,310	194	0.35
Savings accounts	114,764	35	0.12	100,025	27	0.11
Money market accounts	94,609	109	0.46	85,869	95	0.44
Certificates of deposit	250,091	682	1.09	259,344	778	1.20
Total interest-bearing deposits	696,328	1,035	0.60	665,548	1,094	0.66
Other borrowed funds	30,849	172	2.24	39,990	145	1.45
Total interest-bearing liabilities	727,177	1,207	0.67	705,538	1,239	0.70
Demand deposits	100,865			91,798
Other liabilities	8,441			6,924
Total non-interest-bearing liabilities	109,306			98,722
Stockholders' equity	102,453			96,988
Total liabilities & stockholders' equity	938,936			901,248
Net interest income		8,277			8,350
Net interest spread (5)			3.65%			3.80%
Net interest income as a percentage
of average interest-earning assets			3.77%			3.92%
Ratio of interest-earning assets
to interest-bearing liabilities			121%			121%

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ending June 30, 2015 and 2014 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2015	2014	2015	2014
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$ 1,639	$ 1,771	$ 3,371	$ 3,564
Tax equivalent adjustment	411	432	849	866
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$ 2,050	$ 2,203	$ 4,220	$ 4,430

Interest and fees on loans (non-tax adjusted)	$ 7,129	$ 7,118	$ 14,168	$ 14,106
Tax equivalent adjustment	305	268	601	502
Interest and fees on loans (tax equivalent basis)	$ 7,434	$ 7,386	$ 14,769	$ 14,608

Total interest income	$ 8,768	$ 8,889	$ 17,539	$ 17,670
Total interest expense	1,207	1,239	2,391	2,508
Net interest income	7,561	7,650	15,148	15,162
Total tax equivalent adjustment	716	700	1,450	1,368
Net interest income (tax equivalent basis)	$ 8,277	$ 8,350	$ 16,598	$ 16,530

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis (1)
	Three months ended June 30, 2015 vs. 2014 (1)			Six months ended June 30, 2015 vs. 2014 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ 3	$ 7	$ 10	$ 3	$ 8	$ 11
Interest bearing time deposits at banks	17	(1)	16	34	(1)	33
Investment securities:
Taxable	(99)	(20)	(119)	(189)	(15)	(204)
Tax-exempt	16	(76)	(60)	125	(175)	(50)
Total investments	(83)	(96)	(179)	(64)	(190)	(254)
Loans:
Residential mortgage loans	(54)	(81)	(135)	(81)	(146)	(227)
Construction	45	3	48	23	14	37
Commercial & agricultural loans	141	(114)	27	247	(190)	57
Loans to state & political subdivisions	191	(67)	124	401	(70)	331
Other loans	(13)	(3)	(16)	(30)	(7)	(37)
Total loans, net of discount	310	(262)	48	560	(399)	161
Total Interest Income	247	(352)	(105)	533	(582)	(49)
Interest Expense:
Interest-bearing deposits:
NOW accounts	15	-	15	22	(3)	19
Savings accounts	4	4	8	8	4	12
Money Market accounts	10	4	14	23	7	30
Certificates of deposit	(27)	(69)	(96)	(70)	(146)	(216)
Total interest-bearing deposits	2	(61)	(59)	(17)	(138)	(155)
Other borrowed funds	(20)	47	27	(38)	76	38
Total interest expense	(18)	(14)	(32)	(55)	(62)	(117)
Net interest income	$ 265	$ (338)	$ (73)	$ 588	$ (520)	$ 68

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $16,530,000 for the six month period ended June 30, 2014 to $16,598,000 for the six month period ended June 30, 2015, an increase of $68,000. The tax equivalent net interest margin decreased from 3.89% for the first six months of 2014 to 3.81% in 2015.

Total tax equivalent interest income for the 2015 six month period decreased $49,000 as compared to the 2014 six month period. This decrease was primarily a result of a decrease of $582,000 due to a change in rate, as the yield on interest earning assets decreased from 4.48% to 4.36% or 12 basis points for the comparable periods. This decrease was offset by an increase of $533,000 as a result of an increase in the average balance of interest earning assets of $19.8 million for the comparable periods. While the Bank has been able to add interest earning assets, the new assets are priced at lower rates than assets that have matured due to the prolonged low interest rate environment. Additionally, assets repriced at lower rates during the 2015 period.

Tax equivalent investment income for the six months ended June 30, 2015 decreased $254,000 over the same period last year. The primary causes of the decrease were a decrease in the average outstanding balance of taxable securities and a decrease in the yield earned on tax exempt securities.

•
The average balance of taxable securities decreased by $22.3 million which resulted in a decrease in investment income of $189,000. The reason there was such a large decrease in the average balance of taxable securities was due to less than favorable investment opportunities. The yield earned on taxable securities decreased 2 basis points, which resulted in a further decrease in investment income of $15,000.

•
The yield on tax-exempt securities decreased 32 basis points from 5.32% to 5.00%, which corresponds to a decrease in interest income of $175,000. The yield decrease was due to the amount of purchases we made in the current low interest rate environment. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.  Offsetting this decrease, the average balance of tax-exempt securities increased $4.1 million resulting in an increase in investment income of $125,000.

The purchase of tax-exempt securities, along with municipal loans and investment tax credits, allows us to manage and reduce our effective tax rate as well as increase the overall after-tax yield on our interest earning assets.

Total loan interest income increased $161,000 for the six months ended June 30, 2015 compared to the same period last year.

•
The average balance of state and political subdivision loans increased $18.1 million from a year ago. This had a positive impact of $401,000 on total interest income due to volume. Offsetting this increase, the yield earned decreased 23 basis points to 4.50%, which decreased loan interest income $70,000.

•
The average balance of commercial and agricultural loans increased $10.5 million from a year ago. This had a positive impact of $247,000 on total interest income due to volume, which was offset by a decrease of $190,000 due to rate, as the yield earned decreased from 5.46% to 5.30% due to the continued low rate environment and increased competition.

•
Interest income on residential mortgage loans decreased $227,000. The average balance of residential loans decreased $2.9 million from a year ago. This resulted in a decrease in loan interest income of $81,000. Additionally, the yield earned on residential loans decreased 16 basis points compared to 2014, which corresponds to a decrease in interest income of $146,000.

Total interest expense decreased $117,000 for the six months ended June 30, 2015 compared with last year. A decrease of $62,000 was the result of a decrease in the average rate paid from 0.71% to 0.67%. The low interest rate environment prompted by the Federal Reserve had the effect of decreasing our rates paid on certificates of deposit. While the Company’s rates on deposit products are below its historical averages, they are competitive with rates paid by other institutions in the marketplace. The average balance of interest bearing liabilities increased $12.7 million from June 30, 2014 to June 30, 2015. Increases were experienced in NOW accounts of $12.6 million, savings accounts of $14.3 million and money market accounts of $9.9 million. The cumulative effect of these increases was an increase in interest expense of $53,000. Certificates of deposit decreased $12.1 million, which resulted in a decrease in interest expense due to volume of $70,000. (see also “Financial Condition – Deposits”).

•
Interest expense on certificates of deposits decreased $216,000 over the same period last year. There was a decrease in the average rate on certificates of deposit from 1.21% to 1.09% resulting in a decrease in interest expense of $146,000. Additionally, the average balance of certificates of deposit decreased $12.1 million causing a decrease in interest expense of $70,000.

•
Interest expense on other borrowed funds increased $38,000 over the same period last year. The primary cause of the increase was the average rate on other borrowed funds increasing 71 basis points resulting in an increase in interest expense of $76,000. The increase in rate on the other borrowed funds is a result of the significant amount of overnight borrowings that were outstanding during the 2014 period compared to the 2015 period. In the current rate environment, overnight borrowings have a lower rate than longer term borrowings. The average balance of other borrowed funds decreased $12.0 million resulting in a decrease in interest expense due to volume of $38,000.

Tax equivalent net interest income for the three months ended June 30, 2015 was $8,277,000 which compares to $8,350,000 for the same period last year.  This represents a decrease of $73,000 or 0.9%.

Total tax equivalent interest income was $9,484,000 for the three month period ended June 30,2015, compared with $9,589,000 for the comparable period last year, a decrease of $105,000. The primary driver of this decrease was a decrease in yield of 18 basis points on interest earning assets from 4.50% to 4.32%:

•
Total investment income decreased by $179,000 compared to same period last year.  This was due to a 30 point decrease in rate on tax exempt investments from 5.28% to 4.98%, which equates to a $76,000 decrease in income. In addition, there was a decrease in income of $99,000 as a result of a $23.4 million decrease in the average balance of taxable securities.

•
Total loan interest income increased $48,000 compared to the same period last year. This was primarily due to an increase in volume of $25.4 million, which corresponds to a $310,000 increase in interest income. This was offset by a decrease in rate of 26 points from 5.50% to 5.24%, which corresponds to a decrease in loan interest income of $262,000.

Total interest expense decreased $32,000 for the three months ended June 30, 2015 compared with last year as a result of a decrease in the average rate on interest-bearing liabilities of 3 basis points from 0.70% to 0.67%, accounting for a $14,000 decrease in interest expense. Additionally, due to a $9.3 million decrease in the average balance of certificates of deposit, there was a $27,000 decrease in interest expense.

Provision for Loan Losses

For the six month period ending June 30, 2015, we recorded a provision for loan losses of $240,000, which represents a decrease of $90,000 from the $330,000 provision recorded in the corresponding six months of last year. The provision was lower in 2015 than 2014 due to the improvement in the credit quality of the loan portfolio. see “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

For the three months ending June 30, 2015, we recorded a provision of $120,000 compared to $150,000 in 2014.

Non-interest Income

The following table shows the breakdown of non-interest income for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Six months ended June 30,		Change
	2015	2014	Amount	%
Service charges	$ 2,004	$ 2,141	$ (137)	(6.4)
Trust	374	377	(3)	(0.8)
Brokerage and insurance	382	257	125	48.6
Gains on loans sold	98	70	28	40.0
Investment securities gains, net	301	246	55	22.4
Earnings on bank owned life insurance	306	242	64	26.4
Other	218	209	9	4.3
Total	$ 3,683	$ 3,542	$ 141	4.0

	Three months ended June 30,		Change
	2015	2014	Amount	%
Service charges	$ 1,028	$ 1,102	$ (74)	(6.7)
Trust	180	186	(6)	(3.2)
Brokerage and insurance	255	137	118	86.1
Gains on loans sold	60	30	30	100.0
Investment securities gains, net	175	75	100	133.3
Earnings on bank owned life insurance	154	121	33	27.3
Other	103	104	(1)	(1.0)
Total	$ 1,955	$ 1,755	$ 200	11.4

Non-interest income for the six months ended June 30, 2015 totaled $3,683,000, an increase of $141,000 when compared to the same period in 2014. During the first six months of 2014, net investment security gains amounted to $301,000 compared to gains of $246,000 last year. We sold three agency securities for gains totaling $100,000, one mortgage backed security in government sponsored entities for a gain of $37,000, seven municipal bonds for gains totaling $99,000, a financial institution equity holding for a gain of $76,000 and a US Treasury note for a loss of $11,000 in order to take advantage of certain market conditions. In 2014, we sold five agency securities for gains totaling $95,000, three mortgage backed securities in government sponsored entities for gains totaling $78,000, and a portion of a financial institution equity holding for a gain of $73,000.

For the first six months of 2015, account service charges totaled $2,004,000, a decrease of $137,000 or 6.4%, when compared to the same period in 2014. The primary decrease was associated with a $109,000 decrease attributable to fees charged to customers for non-sufficient funds.  This revenue source has been negatively impacted and will continue to be negatively impacted by changes in regulations implemented as part of Dodd-Frank. The increase in earnings on bank owned life insurances of $64,000 is due to purchases of an additional $5.0 million of insurance made late in the fourth quarter of 2014. The increase in brokerage and insurance revenues of $125,000 in the current six months is primarily due to sales to a new customer, with a large brokerage balance. The increase in gains on loans sold is due to an increase of 36.0% in the amount of loans sold in 2015 compared to 2014. During the first six months of 2015, the Company received proceeds of $6.9 million from the sale of conforming loans compared to $5.1 million of proceeds for the comparable 2014 period.

For the three month period ended June 30, 2015, the changes experienced from the prior year correspond to the changes experienced for the six month period. The decrease in revenue associated with non-sufficient funds continued into the second quarter, while increases related to brokerage, and earnings on bank owned life insurance continue and are consistent with year to date changes.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Six months ended
	June 30,		Change
	2015	2014	Amount	%
Salaries and employee benefits	$ 6,049	$ 5,810	$ 239	4.1
Occupancy	717	654	63	9.6
Furniture and equipment	215	194	21	10.8
Professional fees	412	442	(30)	(6.8)
FDIC insurance	232	229	3	1.3
Pennsylvania shares tax	401	384	17	4.4
ORE expenses	358	137	221	161.3
Other	2,379	2,241	138	6.2
Total	$ 10,763	$ 10,091	$ 672	6.7

	Three months ended
	June 30,		Change
	2015	2014	Amount	%
Salaries and employee benefits	$ 2,993	$ 2,893	$ 100	3.5
Occupancy	348	304	44	14.5
Furniture and equipment	87	94	(7)	(7.4)
Professional fees	180	208	(28)	(13.5)
FDIC insurance	116	116	-	-
Pennsylvania shares tax	200	191	9	4.7
ORE expenses	240	47	193	410.6
Other	1,264	1,147	117	10.2
Total	$ 5,428	$ 5,000	$ 428	8.6

Non-interest expenses increased $672,000 for the six months ended June 30, 2015 compared to the same period in 2014. Salaries and employee benefits increased $239,000 or 4.1%. Merit increases effective at the beginning of 2015 and an increase in full time equivalent employees, as part of implementing the Bank’s strategic plan, accounted for an increase in salaries and employee benefits of approximately $179,000. Insurance related expenses increased $48,000 as a result of an increase in claims experience. Due to actuarial changes, pension expense has increased $78,000 in 2015 compared to the 2014 six month period. As a result of the increase in brokerage and insurance revenues, commission expense has increased $41,000. Profit sharing expenses have decreased $99,000 compared to the comparable period of 2014.

The primary cause of the increases in occupancy and furniture and fixtures is the opening of the Mill Hall branch in the first quarter of 2015. The increase in ORE expenses in 2015 is the result of a $109,000 write-down on one OREO property taken in the second quarter of 2015 due to an updated appraisal and expenses related to OREO proceedings. The largest driver of the increase in other expenses is fees related to the pending merger with The First National Bank of Fredericksburg, which is expected to close in the fourth quarter of 2015.

For the three months ended, June 30, 2015, non-interest expenses increased $428,000 when compared to the same period in 2014. ORE expenses increased $193,000 primarily due to the $109,000 ORE write down and fees related to OREO court proceedings. The increase in other expenses is primarily driven as a result of fees associated with the pending merger.

Provision for Income Taxes

The provision for income taxes was $1,519,000 for the six month period ended June 30, 2015 compared to $1,742,000 for the same period in 2014.  The decrease is attributable to a decrease in income before the provision for income taxes of $455,000 and an increase in tax-exempt income as a proportion of total interest income. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 19.4% and 21.0% for the first six months of 2015 and 2014, respectively, compared to the statutory rate of 34%.

For the three months ended June 30, 2015, the provision for income taxes was $779,000 compared to $890,000 for the same period in 2014. The decrease is attributable to the decrease in income before the provision for income taxes of $287,000 and an increase in tax-exempt income as a proportion of total interest income. Our effective tax rate was 19.6% and 20.9% for the three months ended June 30, 2015 and 2014, respectively, compared to the statutory rate of 34%.

We have invested in four limited partnership agreements that established low-income housing projects in our market areas. We anticipate recognizing an aggregate of $1.1 million of tax credits over the next seven years, with an additional $99,000 anticipated to be recognized during 2015.

 Financial Condition

Total assets were $942.5 million at June 30, 2015, an increase of $17.5 million, or 1.9% from $925.0 million at December 31, 2014.  Cash and cash equivalents decreased $511,000 or 4.5% to $10.9 million. Investment securities decreased to $304.8 million and net loans increased 3.2% to $564.7 million at June 30, 2015.  Total deposits increased $18.0 million to $791.9 million since year-end 2014, while borrowed funds decreased $2.6 million to $39.2 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $10.9 million at June 30, 2015 compared to $11.4 million at December 31, 2014, a decrease of $0.5 million. Management actively measures and evaluates its liquidity through our Asset–Liability Committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the composition of the investment portfolio as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30, 2015		December 31, 2014
	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$ 167,580	55.0	$ 150,885	49.3
U. S. Treasury notes	-	-	4,849	1.6
Obligations of state & political subdivisions	96,282	31.6	105,036	34.3
Corporate obligations	12,805	4.2	13,958	4.6
Mortgage-backed securities in government sponsored entities	26,350	8.6	29,728	9.6
Equity securities in financial institutions	1,775	0.6	1,690	0.6
Total	$ 304,792	100.0	$ 306,146	100.0

	June 30, 2015/ December 31, 2014
	Change
	Amount	%
Available-for-sale:
U. S. Agency securities	$ 16,695	11.1
U. S. Treasury notes	(4,849)	(100.0)
Obligations of state & political subdivisions	(8,754)	(8.3)
Corporate obligations	(1,153)	(8.3)
Mortgage-backed securities in government sponsored entities	(3,378)	(11.4)
Equity securities in financial institutions	85	5.0
Total	$ (1,354)	(0.4)

Our investment portfolio decreased by $1.4 million, or 0.4%, from December 31, 2014 to June 30, 2015.  During 2015, we purchased approximately $38.9 million of U.S. agency obligations, $10.5 million of state and local obligations and $218,000 of equity securities in financial institutions, which helped offset the $2.8 million of principal repayments and $28.3 million of calls and maturities that occurred during the six month period. We also sold $18.4 million of various securities at a gain of $301,000. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the six month period ended June 30, 2015 yielded 2.81%, which is the same as the comparable period in 2014 on a tax equivalent basis.

During the first six months of 2015, there were significant swings in the yield on investments as a result of economic indicators, comments made by the Federal Reserve that have indicated a potential rise in rates in the near future and turbulence in foreign markets.  As a result of this volatility, we have monitored the trading ranges for various investment products and have tried to limit purchases to times when yields are in the top third of the trading range. Additionally, for the purchases made, the investment strategy in 2015 has been to purchase agency securities with maturities of less than five years and high quality municipal bonds with high coupons. The Bank believes it has appropriately mitigated its interest rate risk exposure in the event of rising interest rates, if they occur. Additionally, high coupon municipal bonds have less price volatility in rising rate scenarios than similar lower coupon bonds. We believe this strategy will enable us to reinvest cash flows in the next two to five years when and if investment opportunities improve.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the securities portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

Loans

The following table shows the composition of the loan portfolio as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30,		December 31,
	2015		2014
	Amount	%	Amount	%
Real estate:
Residential	$ 181,566	31.8	$ 185,438	33.5
Commercial	193,727	33.9	190,945	34.5
Agricultural	30,723	5.4	24,639	4.4
Construction	8,025	1.4	6,353	1.1
Consumer	8,374	1.5	8,497	1.5
Other commercial and agricultural loans	64,506	11.3	58,516	10.6
State & political subdivision loans	84,730	14.7	79,717	14.4
Total loans	571,651	100.0	554,105	100.0
Less allowance for loan losses	6,959		6,815
Net loans	$ 564,692		$ 547,290

	June 30, 2015/
	December 31, 2014
	Change
	Amount	%
Real estate:
Residential	$ (3,872)	(2.1)
Commercial	2,782	1.5
Agricultural	6,084	24.7
Construction	1,672	26.3
Consumer	(123)	(1.4)
Other commercial and agricultural loans	5,990	10.2
State & political subdivision loans	5,013	6.3
Total loans	$ 17,546	3.2

The Company’s lending is focused in the north central Pennsylvania market and the southern tier of New York.  The composition of our loan portfolio consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally owned small businesses and area municipalities.  New loans are primarily direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants and existing customers and the efforts and expertise of our business development officers.

During the first six months of 2015, the Company experienced growth in state and political subdivision loans, which increased $5.0 million or 6.3%, other commercial and agricultural loans, which increased $6.0 million or 10.2%, commercial real estate, which increased $2.8 million or 1.5%, agricultural real estate loans, which increased $6.1 million or 24.7% and construction loans, which increased $1.7 million, or 26.3%. The increase in state and political loans, other commercial and agricultural, commercial real estate and agricultural real estate loans reflects on the Company’s experienced lenders and their ability to identify and meet the needs of our customers while providing growth opportunities for the Company’s loan portfolio.  We also look at commercial relationships as a way to obtain deposits from farmers, small businesses and municipalities throughout our market area. We continue to experience growth in the Mill Hall branch that opened in February 2015. Commercial loan demand is subject to significant competitive pressures, the yield curve, the strength of the overall regional and national economy and the local economy. The local economy has been impacted significantly by natural gas exploration activities, which are impacted by regulations and changes in the market price of natural gas. Due to the low price for natural gas exploration activities remained curtailed. We work closely with local municipalities and school districts to meet their needs that otherwise would be provided by the municipal bond market.

Residential real estate loans decreased $3.9 million during the first six months of 2015. Loan demand for conforming mortgages, which the Company typically sells on the secondary market has increased slightly in 2015 when compared to 2014. During the first six months of 2015, $7.5 million of loans were originated, which compares to $5.3 million originated during the same period in 2014. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.  Management continues to build technologies which make it easier and more efficient for customers to choose the Company for their mortgage needs.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the six months ended June 30, 2015 and for the years ended December 31, 2014, 2013, 2012 and 2011 (dollars in thousands):

	June 30,	December 31,
	2015	2014	2013	2012	2011
Balance
at beginning of period	$ 6,815	$ 7,098	$ 6,784	$ 6,487	$ 5,915
Charge-offs:
Real estate:
Residential	34	97	17	95	101
Commercial	56	516	62	2	29
Agricultural	-	-	-	-	-
Consumer	24	47	54	54	71
Other commercial and agricultural loans	1	250	1	21	6
Total loans charged-off	115	910	134	172	207
Recoveries:
Real estate:
Residential	-	-	5	-	-
Commercial	7	15	5	9	15
Agricultural	-	-	-	-	-
Consumer	12	27	33	33	57
Other commercial and agricultural loans	-	-	-	7	32
Total loans recovered	19	42	43	49	104
Net loans charged-off	96	868	91	123	103
Provision charged to expense	240	585	405	420	675
Balance at end of period	$ 6,959	$ 6,815	$ 7,098	$ 6,784	$ 6,487

Loans outstanding at end of period	$ 571,651	$ 554,105	$ 540,612	$ 502,463	$ 487,509
Average loans outstanding, net	$ 562,138	$ 540,541	$ 516,748	$ 496,822	$ 474,972
Non-performing assets:
Non-accruing loans	$ 6,567	$ 6,599	$ 8,097	$ 8,067	$ 9,165
Accrual loans - 90 days or more past due	826	836	697	506	275
Total non-performing loans	$ 7,393	$ 7,435	$ 8,794	$ 8,573	$ 9,440
Foreclosed assets held for sale	1,815	1,792	1,360	616	860
Total non-performing assets	$ 9,208	$ 9,227	$ 10,154	$ 9,189	$ 10,300
Annualized net charge-offs to average loans	0.03%	0.16%	0.02%	0.02%	0.02%
Allowance to total loans	1.22%	1.23%	1.31%	1.35%	1.33%
Allowance to total non-performing loans	94.13%	91.66%	80.71%	79.13%	68.72%
Non-performing loans as a percent of loans
net of unearned income	1.29%	1.34%	1.63%	1.71%	1.94%
Non-performing assets as a percent of loans
net of unearned income	1.61%	1.67%	1.88%	1.83%	2.11%

Management believes it uses the best information available when estimating the allowance for loan losses and that the allowance for loan losses is adequate as of June 30, 2015.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

 The balance in the allowance for loan losses was $6,959,000 or 1.22% of total loans as of June 30, 2015 as compared to $6,815,000 or 1.23% of loans as of December 31, 2014.  The $144,000 increase is a result of a $240,000 provision for the first six months offset by net charge-offs of $96,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of June 30, 2015 and December 31, 2014, 2013, 2012 and 2011:

	June 30		December 31
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$ 931	31.8	$ 878	33.5	$ 946	34.6	$ 875	35.4	$ 805	37.7
Commercial, agricultural	3,679	39.3	3,870	38.9	4,558	39.8	4,437	38.8	4,132	37.9
Construction	14	1.4	26	1.1	50	1.7	38	2.4	15	1.7
Consumer	89	1.5	84	1.5	105	1.7	119	2.1	111	2.2
Other commercial and agricultural loans	1,502	11.3	1,224	10.6	942	10.0	728	9.5	674	9.1
State & political subdivision loans	568	14.7	545	14.4	330	12.2	271	11.8	235	11.4
Unallocated	176	N/A	188	N/A	167	N/A	316	N/A	515	N/A
Total allowance for loan losses	$ 6,959	100.0	$ 6,815	100.0	$ 7,098	100.0	$ 6,784	100.0	$ 6,487	100.0

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate total 39.3% of the loan portfolio, 52.9% of the allowance is assigned to this segment of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions.

The following table identifies amounts of loans contractually past due 30 to 89 days and non-performing loans by loan category, as well as the change from December 31, 2014 to June 30,2015 in non-performing loans(dollars in thousands). Non-performing loans include those loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	June 30, 2015				December 31, 2014
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days				30 - 89 Days
	Past Due	90 Days Past	Non-	Total Non-	Past Due	90 Days Past	Non-	Total Non-
(in thousands)	Accruing	Due Accruing	accrual	Performing	Accruing	Due Accruing	accrual	Performing
Real estate:
Residential	$ 1,038	$ 460	$ 849	$ 1,309	$ 1,089	$ 346	$ 828	$ 1,174
Commercial	59	104	4,547	4,651	147	310	5,010	5,320
Agricultural	209	-	-	-	-	-	-	-
Consumer	38	1	53	54	75	6	47	53
Other commercial and
agricultural loans	365	261	1,118	1,379	761	174	714	888
Total nonperforming loans	$ 1,709	$ 826	$ 6,567	$ 7,393	$ 2,072	$ 836	$ 6,599	$ 7,435

	Change in Non-Performing Loans
	June 30, 2015 /December 31, 2014
(in thousands)	Amount	%
Real estate:
Residential	$ 135	11.5
Commercial	(669)	(12.6)
Agricultural	-	N/A
Construction	-	N/A
Consumer	1	1.9
Other commercial and
agricultural loans	491	55.3
Total nonperforming loans	$ (42)	(0.6)

For the six month period ending June 30, 2015, we recorded a provision for loan losses of $240,000, which compares to $330,000 for the same time period in 2014. Non-performing loans decreased $42,000 or 0.6%, from December 31, 2014 to June 30, 2015. Approximately 60.0% of the Bank’s non-performing loans are associated with the following three customer relationships:

•
A commercial customer with a total loan relationship of $3.4 million secured by 164 residential properties was considered non-accrual as of June 30, 2015. In the first quarter of 2011, the Company and borrower entered into a forbearance agreement to restructure the debt. In July of 2013, the customer filed for bankruptcy under Chapter 11 and a Trustee was appointed in January of 2014. In 2015, the Trustee has decreased the loan payments below what was agreed to in the forbearance agreement. This decrease is currently being litigated in bankruptcy court. As a result of the decrease, the relationship has become more than 90 days past due. In the second quarter of 2015, 25 appraisals were completed and management observed an additional 20 properties. These items did not note any significant change in collateral values. We continue to monitor the bankruptcy proceedings to identify potential changes in the customer’s operations and the impact these would have on the loan payments for our loans to the customer and the underlying collateral that supports these loans.

•
A commercial customer with a relationship of approximately $435,000 after a charge-off of $463,000 during the second quarter of 2014, secured by commercial real estate was considered non-accrual as of June 30, 2015. The current economic conditions have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and in the second quarter of 2014 charged-off of a portion of the balance associated with this customer, which was based on the appraised value of collateral and as a result there is no specific reserve as of June 30, 2015.

•
A commercial customer with a relationship of approximately $583,000 secured by vacant real estate, equipment and accounts receivable was considered non-accrual as of June 30, 2015. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer. Management reviewed the collateral and there is a specific reserve of $56,000 as of June 30, 2015.

Management of the Bank believes that the allowance for loan losses is adequate, which is based on the following factors:

•	One loan relationship comprises 46.2% of the non-performing loan balance, whose debt is well collateralized as of June 30, 2015.

•	Net and gross charge-offs have returned to their low historical rate of .03% on an annualized basis in the first half of 2015.

•
Real estate values in the Bank’s primary market area have remained stable. Additionally, our primary market area is predominately centered in a natural gas exploration and drilling area, and while the activities associated with this exploration are cyclical, it has provided a positive impact on the value of local real estate.

Bank Owned Life Insurance

The Company purchased bank owned life insurance to offset future employee benefit costs.  As of June 30, 2015, the cash surrender value of this life insurance is $20,615,000, which has resulted in income recognized in the first six months of 2015 of $306,000 compared to $242,000 during the comparable period in 2014. The use of life insurance policies provides the Bank with an asset that will generate earnings to partially offset the current costs of benefits and eventually (at the death of the individuals) provides partial recovery of cash outflows associated with the benefits.

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

 Premises and Equipment

Premises and equipment increased from $12.4 million at December 31, 2014 to $12.6 million at June 30, 2015. This occurred primarily as a result of costs associated with the construction of our branch in Mill Hall, which opened in February 2015.

Deposits

The following table shows the composition of deposits as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	June 30		December 31,
	2015		2014
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 100,469	12.7	$ 95,526	12.3
NOW accounts	236,545	29.9	226,038	29.2
Savings deposits	116,201	14.7	108,252	14.0
Money market deposit accounts	91,615	11.6	95,350	12.3
Certificates of deposit	247,057	31.1	248,767	32.2
Total	$ 791,887	100.0	$ 773,933	100.0

	June 30, 2015/
	December 31, 2014
	Change
	Amount	%
Non-interest-bearing deposits	$ 4,943	5.2
NOW accounts	10,507	4.6
Savings deposits	7,949	7.3
Money market deposit accounts	(3,735)	(3.9)
Certificates of deposit	(1,710)	(0.7)
Total	$ 17,954	2.3

Deposits increased $18.0 million since December 31, 2014. The biggest increase was in NOW accounts, which increased $10.5 million, followed closely by the increase in savings deposit accounts of $7.9 million and non-interest bearing deposits of $4.9 million. The primary drivers of the increase in NOW accounts and Savings accounts is the result of deposits from local government customers and gas related deposits for customers in the Potter County market. The decrease in Money market accounts was attributable to a decrease in local school district deposits. Similar to the prior year, as CD’s mature, some customers are converting the balances to other deposits accounts at the bank. This is occurring as customers are seeking more liquidity during this low rate environment. The Bank currently does not have any outstanding brokered certificates of deposit.

Borrowed Funds

Borrowed funds decreased $2.6 million during the first six months of 2015. The decrease was the result of repaying $10.3 million of overnight borrowings from the FHLB. The repayments were offset by borrowing $4.7 million from the FHLB on a long term basis and $4.0 million on a short term basis. Additionally, there was a decrease of approximately $1.1 million in the balances outstanding under repurchase agreements. The Bank’s current strategy for borrowings is to consider terms and structures to manage interest rate risk and liquidity in a potential rising interest rate environment. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

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

Total stockholders’ equity was $103.2 million at June 30, 2015 compared to $100.5 million at December 31, 2014, an increase of $2.7 million or 2.7%.  Excluding accumulated other comprehensive income (loss) stockholders’ equity increased $3.3 million, or 3.37%. The Company purchased 18,788 shares of treasury stock at a weighted average cost of $52.59 per share.  The Company reissued 3,956 shares as part of the dividend reinvestment program at a weighted average cost of $52.90, 3,340 shares as part of the restricted stock program at a weighted average cost of $52.42 and 1,206 shares as part of an incentive program at a weighted average cost of $52.90. In the first six months of 2015, the Company had net income of $6.3 million and declared cash dividends of $2.5 million, or $0.81 per shares, representing a cash dividend payout ratio of 38.8%.

All of the Company’s investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. As a result of changes in the interest rate environment, accumulated other comprehensive income (loss) associated with the change in investment securities decreased $663,000 from December 31, 2014 and accounts for the majority of the total decrease in accumulated other comprehensive income (loss) of $596,000.

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

	June 30,		December 31,
	2015		2014
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Company	$ 110,485	19.06%	$ 106,891	18.55%
For capital adequacy purposes	46,367	8.00%	46,105	8.00%
To be well capitalized	57,959	10.00%	57,631	10.00%
Tier I capital (to risk-weighted assets)
Company	$ 103,185	17.80%	$ 99,692	17.30%
For capital adequacy purposes	34,775	6.00%	23,053	4.00%
To be well capitalized	46,367	8.00%	34,579	6.00%
Community Equity Tier I capital (to risk-weighted assets)
Company	$ 95,685	16.51%	N/A	N/A
For capital adequacy purposes	26,082	4.50%	N/A	N/A
To be well capitalized	37,673	6.50%	N/A	N/A
Tier I capital (to average assets)
Company	$ 103,185	11.08%	$ 99,692	10.99%
For capital adequacy purposes	37,259	4.00%	36,272	4.00%
To be well capitalized	46,574	5.00%	45,341	5.00%

The Bank’s computed risk-based capital ratios are as follows (dollars in thousands):

	June 30,		December 31,
	2015		2014
Total capital (to risk-weighted assets)	Amount	Ratio	Amount	Ratio
Bank	$ 101,796	17.62%	$ 97,498	16.97%
For capital adequacy purposes	46,217	8.00%	45,969	8.00%
To be well capitalized	57,772	10.00%	57,462	10.00%
Tier I capital (to risk-weighted assets)
Bank	$ 94,656	16.38%	$ 90,500	15.75%
For capital adequacy purposes	34,663	6.00%	22,985	4.00%
To be well capitalized	46,217	8.00%	34,477	6.00%
Community Equity Tier I capital (to risk-weighted assets)
Bank	$ 94,656	16.38%	N/A	N/A
For capital adequacy purposes	41,848	4.50%	N/A	N/A
To be well capitalized	60,447	6.50%	N/A	N/A
Tier I capital (to average assets)
Bank	$ 94,656	10.18%	$ 90,500	10.00%
For capital adequacy purposes	37,198	4.00%	36,218	4.00%
To be well capitalized	46,497	5.00%	45,273	5.00%

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Commitments to extend credit	$ 118,876	$ 108,951
Standby letters of credit	10,024	10,389
	$ 128,900	$ 119,340

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at June 30, 2015 and December 31, 2014 was $12,373,000 and $12,360,000, respectively.  The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other significant uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first six months of 2015 were $514,000, primarily related to our Mill Hall branch, compared to $145,000 during the same time period in 2014.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short-term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $263.1 million, of which $26.9 million was outstanding at June 30, 2015. Additionally, we have a Federal funds line totaling $10.0 million from a third party bank at market rates.  This line is not drawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $8.7 million, which also is not drawn upon as of June 30, 2015. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

 Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At June 30, 2015, Citizens Financial Services, Inc. had liquid assets of $7.3 million.

Interest Rate and Market Risk Management

The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances and the market value risk of assets and liabilities.

Because of the nature of our operations, we are not subject to foreign currency exchange or commodity price risk and, since our Company has no trading portfolio, it is not subject to trading risk. Currently, our Company has equity securities that represent only 0.6% of our investment portfolio and, therefore, equity risk is not significant.

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

The Bank currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Bank’s risk exposure.  In this analysis, the Bank examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of June 30, 2015 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income

-100 Shock	$ 29,428	$ (267)	(0.90)
Base	29,695	-	-
+100 Shock	28,707	(988)	(3.33)
+200 Shock	27,910	(1,785)	(6.01)
+300 Shock	27,045	(2,650)	(8.92)
+400 Shock	26,061	(3,634)	(12.24)

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

(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. At June 30, 2015 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

4/1/15 to 4/30/15	-	-	-	54,577
5/1/15 to 5/31/15	364	$48.50	364	54,213
6/1/15 to 6/30/15	-	-	-	54,213
Total	364	$48.50	364	54,577

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

Item 3 - Defaults Upon Senior Securities

Not applicable.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 - Other Information

None.

Item 6 - Exhibits

(a)  The following documents are filed as a part of this report:

2.1	Agreement and Plan of Merger by and among Citizens Financial Services, Inc., First Citizens Community Bank and The First National Bank of Fredericksburg, dated as of June 30, 2015(1)
3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended (2)
3.2	Bylaws of Citizens Financial Services, Inc.(3)
4.1	Form of Common Stock Certificate.(4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101 **
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30,2015, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Cash Flows (unaudited) and (v) related notes (unaudited).

(1) Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on July 1, 2015.

(2) Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the Commission on May 12, 2010.

(3) Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 24, 2009.

(4) Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006.

** Furnished, not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Citizens Financial Services, Inc. (Registrant)

August 6, 2015	By:	/s/ Randall E. Black
Randall E. Black
President and Chief Executive Officer (Principal Executive Officer)

August 6, 2015	By:	/s/ Mickey L. Jones
Mickey L. Jones
Chief Financial Officer (Principal Accounting Officer)