Form 10-Q
period 2015-09-30
CITIZENS FINANCIAL SERVICES INC
filed 2015-11-05
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
Or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes____ No __X__

The number of outstanding shares of the Registrant’s Common Stock, as of October 26, 2015, was 3,001,071.

Citizens Financial Services, Inc.
Form 10-Q

INDEX

		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheet as of September 30,2015 and December 31, 2014	1
	Consolidated Statement of Income for the Three and Nine months Ended September 30,2015 and 2014	2
	Consolidated Statement of Comprehensive Income for the Three and Nine months ended September 30, 2015 and 2014	3
	Consolidated Statement of Cash Flows for the Nine Months ended September 30, 2015 and 2014	4
	Notes to Consolidated Financial Statements	5-28
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-50
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50-51
Item 4.	Controls and Procedures	51

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51-52
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	52
	Signatures	53

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30,	December 31,
(in thousands except share data)	2015	2014
ASSETS:
Cash and due from banks:
Noninterest-bearing	$ 9,437	$ 10,091
Interest-bearing	877	1,332
Total cash and cash equivalents	10,314	11,423
Interest bearing time deposits with other banks	6,460	5,960
Available-for-sale securities	300,630	306,146
Loans held for sale	1,248	497

Loans (net of allowance for loan losses:
2015, $7,045 and 2014, $6,815)	575,964	547,290

Premises and equipment	12,544	12,357
Accrued interest receivable	3,566	3,644
Goodwill	10,256	10,256
Bank owned life insurance	20,773	20,309
Other assets	12,222	7,166

TOTAL ASSETS	$ 953,977	$ 925,048

LIABILITIES:
Deposits:
Noninterest-bearing	$ 106,957	$ 95,526
Interest-bearing	690,891	678,407
Total deposits	797,848	773,933
Borrowed funds	44,657	41,799
Accrued interest payable	693	756
Other liabilities	6,875	8,032
TOTAL LIABILITIES	850,073	824,520
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares September 30, 2015 and December 31, 2014;
none issued in 2015 or 2014	-	-
Common stock
$1.00 par value; authorized 15,000,000 shares; issued 3,335,236 at September 30, 2015 and
December 31, 2014	3,335	3,335
Additional paid-in capital	25,131	25,150
Retained earnings	84,698	79,512
Accumulated other comprehensive income	842	767
Treasury stock, at cost: 334,165 shares at September 30, 2015
and 296,280 shares at December 31, 2014	(10,102)	(8,236)
TOTAL STOCKHOLDERS' EQUITY	103,904	100,528
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 953,977	$ 925,048

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	September30,		September30,
(in thousands, except share and per share data)	2015	2014	2015	2014
INTEREST INCOME:
Interest and fees on loans	$ 7,248	$ 7,094	$ 21,416	$ 21,200
Interest-bearing deposits with banks	33	25	103	51
Investment securities:
Taxable	798	805	2,317	2,542
Nontaxable	749	844	2,398	2,526
Dividends	35	40	168	159
TOTAL INTEREST INCOME	8,863	8,808	26,402	26,478
INTEREST EXPENSE:
Deposits	1,044	1,092	3,088	3,291
Borrowed funds	174	142	521	451
TOTAL INTEREST EXPENSE	1,218	1,234	3,609	3,742
NET INTEREST INCOME	7,645	7,574	22,793	22,736
Provision for loan losses	120	150	360	480
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,525	7,424	22,433	22,256
NON-INTEREST INCOME:
Service charges	1,054	1,098	3,058	3,239
Trust	149	151	523	528
Brokerage and insurance	181	141	563	398
Gains on loans sold	85	40	183	110
Investment securities gains, net	129	242	430	488
Earnings on bank owned life insurance	158	124	464	366
Other	109	128	327	337
TOTAL NON-INTEREST INCOME	1,865	1,924	5,548	5,466
NON-INTEREST EXPENSES:
Salaries and employee benefits	3,069	2,790	9,118	8,600
Occupancy	347	313	1,064	967
Furniture and equipment	108	86	323	280
Professional fees	202	207	614	649
FDIC insurance	116	116	348	345
Pennsylvania shares tax	201	101	602	485
Merger and acquisition	282	187	405	237
ORE expenses	328	106	686	243
Other	1,199	1,161	3,455	3,352
TOTAL NON-INTEREST EXPENSES	5,852	5,067	16,615	15,158
Income before provision for income taxes	3,538	4,281	11,366	12,564
Provision for income taxes	681	913	2,200	2,655
NET INCOME	$ 2,857	$ 3,368	$ 9,166	$ 9,909
PER COMMON SHARE DATA:
Net Income - Basic	$ 0.95	$ 1.11	$ 3.04	$ 3.26
Net Income - Diluted	$ 0.95	$ 1.11	$ 3.03	$ 3.26
Cash Dividends Paid	$ 0.510	$ 1.000	$ 1.320	$ 1.772

Number of shares used in computation - basic	3,011,687	3,035,214	3,019,202	3,038,973
Number of shares used in computation - diluted	3,013,151	3,036,700	3,020,670	3,040,400
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF
COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Nine Months Ended
	September30,				September30,
(in thousands)		2015		2014		2015		2014
Net income		$ 2,857		$ 3,368		$ 9,166		$ 9,909
Other comprehensive income (loss):
Change in unrealized gains on available
for sale securities	1,094		855		390		4,598
Income tax effect	(372)		(291)		(132)		(1,563)
Change in unrecognized pension cost	51		13		153		38
Income tax effect	(17)		(4)		(52)		(13)
Less: Reclassification adjustment for investment
security gains included in net income	(129)		(242)		(430)		(488)
Income tax effect	44		82		146		166
Other comprehensive income, net of tax		671		413		75		2,738
Comprehensive income		$ 3,528		$ 3,781		$ 9,241		$ 12,647

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Nine Months Ended
	September 30,
(in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 9,166	$ 9,909
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	360	480
Depreciation and amortization	370	358
Amortization and accretion of investment securities	1,521	1,632
Deferred income taxes	(39)	562
Investment securities gains, net	(430)	(488)
Earnings on bank owned life insurance	(464)	(366)
Originations of loans held for sale	(13,510)	(8,055)
Proceeds from sales of loans held for sale	12,942	7,690
Realized gains on loans sold	(183)	(110)
Decrease in accrued interest receivable	78	39
Decrease in accrued interest payable	(63)	(142)
Other, net	(842)	(222)
Net cash provided by operating activities	8,906	11,287
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	18,393	17,338
Proceeds from maturity and principal repayments	39,472	39,416
Purchase of securities	(58,667)	(44,769)
Purchase of interest bearing time deposits with other banks	(500)	(3,232)
Proceeds from redemption of regulatory stock	2,150	2,891
Purchase of regulatory stock	(2,097)	(1,895)
Net increase in loans	(29,148)	(4,680)
Purchase of premises and equipment	(633)	(555)
Proceeds from sale of foreclosed assets held for sale	340	647
Net cash (used) provide by investing activities	(30,690)	5,161
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	23,915	19,726
Proceeds from long-term borrowings	5,288	6,815
Repayments of long-term borrowings	(700)	(4,200)
Net increase in short-term borrowed funds	(1,730)	(31,818)
Purchase of treasury and restricted stock	(2,315)	(733)
Dividends paid	(3,783)	(4,998)
Net cash (used) provided by financing activities	20,675	(15,208)
Net (decrease) increase in cash and cash equivalents	(1,109)	1,240
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	11,423	10,083
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 10,314	$ 11,323

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 3,672	$ 3,884
Income taxes paid	$ 2,425	$ 2,085
Loans transferred to foreclosed property	$ 241	$ 867
Premises and equipment transferred from other assets	$ -	$ 549
Investments sold and not settled	$ 5,187	$ -
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

In the opinion of management of the Company, the accompanying interim financial statements at September 30, 2015 and for the periods ended September 30, 2015 and 2014 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the nine month period ended September 30, 2015 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share.  Earnings per share calculations give retroactive effect to stock dividends declared by the Company.

	Three months ended		Nine months ended
	September30,		September30,
	2015	2014	2015	2014
Net income applicable to common stock	$2,857,000	$3,368,000	$9,166,000	$9,909,000

Basic earnings per share computation
Weighted average common shares outstanding	3,011,687	3,035,214	3,019,202	3,038,973
Earnings per share - basic	$0.95	$1.11	$3.04	$3.26

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	3,011,687	3,035,214	3,019,202	3,038,973
Add: Dilutive effects of restricted stock	1,464	1,486	1,468	1,427
Weighted average common shares outstanding for dilutive earnings per share	3,013,151	3,036,700	3,020,670	3,040,400
Earnings per share - diluted	$0.95	$1.11	$3.03	$3.26

For the three months ended September 30, 2015 and 2014, there were 2,696 and 1,938 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $44.50-$53.15 for the three month period ended September 30, 2015 and prices ranging from $34.70-$50.50 for the three month period ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, 2,696 and 2,913 shares, respectively, related to the restricted stock plan were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $44.50-$53.15 for the nine month period ended September 30, 2015 and prices ranging from $34.70-$50.50 for the nine month period ended September 30, 2014.

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of tax-exempt income earned from state and municipal securities and loans and investments in affordable housing tax credits.

Investments in Qualified Affordable Housing Projects

As of September 30, 2015 and December 31, 2014, the Company was invested in four partnerships that provide affordable housing. The balance of the investments, which is included within other assets in the Consolidated Balance Sheet, was $1,024,000 and $1,218,000 as of September 30, 2015 and December 31, 2014, respectively. Investments purchased prior to January 1, 2015, are accounted for utilizing the effective yield method. As of September 30, 2015, the Company has $1,094,000 of tax credits remaining that will be recognized over seven years. Tax credits of $50,000 and $149,000 were recognized as a reduction of tax expense during the three and nine months ended September 30, 2015, respectively.

Note 4 – Investments

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at September 30, 2015 and December 31, 2014 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2015	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. agency securities	$ 163,012	$ 1,113	$ (23)	$ 164,102
Obligations of state and political subdivisions	95,374	2,946	(155)	98,165
Corporate obligations	12,643	103	(39)	12,707
Mortgage-backed securities in
government sponsored entities	23,635	305	(41)	23,899
Equity securities in financial institutions	1,319	448	(10)	1,757
Total available-for-sale securities	$ 295,983	$ 4,915	$ (268)	$ 300,630

December 31, 2014
Available-for-sale securities:
U.S. agency securities	$ 150,847	$ 638	$ (600)	$ 150,885
U.S. treasury securities	4,944	-	(95)	4,849
Obligations of state and political subdivisions	101,281	3,854	(99)	105,036
Corporate obligations	13,853	190	(85)	13,958
Mortgage-backed securities in
government sponsored entities	29,397	368	(37)	29,728
Equity securities in financial institutions	1,137	553	-	1,690
Total available-for-sale securities	$ 301,459	$ 5,603	$ (916)	$ 306,146

The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014 (in thousands). As of September 30, 2015, the Company owned 46 securities whose fair value was less than their cost basis.

September 30, 2015	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$ 10,067	$ (16)	$ 10,986	$ (7)	$ 21,053	$ (23)
Obligations of state and political subdivisions	17,133	(104)	4,747	(51)	21,880	(155)
Corporate obligations	5,399	(23)	2,167	(16)	7,566	(39)
Mortgage-backed securities in
government sponsored entities	4,317	(31)	250	(10)	4,567	(41)
Equity securities in financial institutions	590	(10)	-	-	590	(10)
Total securities	$ 37,506	$ (184)	$ 18,150	$ (84)	$ 55,656	$ (268)

December 31, 2014
U.S. agency securities	$ 27,382	$ (110)	$ 43,642	$ (490)	$ 71,024	$ (600)
U.S. treasury securities	-	-	4,849	(95)	4,849	(95)
Obligations of state and political subdivisions	3,596	(19)	8,584	(80)	12,180	(99)
Corporate obligations	505	(1)	7,707	(84)	8,212	(85)
Mortgage-backed securities in
government sponsored entities	5,025	(4)	2,229	(33)	7,254	(37)
Total securities	$ 36,508	$ (134)	$ 67,011	$ (782)	$ 103,519	$ (916)

As of September 30, 2015, the Company’s investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, obligations of states and political subdivisions, corporate obligations, mortgage backed securities issued by government sponsored entities, and equity securities in financial institutions. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or issuer-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale for the nine months ended September 30, 2015 and 2014 were $18,393,000 and $17,338,000, respectively.  For the three months ended September 30, 2015 and 2014, sales of available-for-sale securities were $5,187,000 for each period. The gross gains and losses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Gross gains	$ 129	$ 242	$ 441	$ 488
Gross losses	-	-	(11)	-
Net gains	$ 129	$ 242	$ 430	$ 488

Investment securities with an approximate carrying value of $182.7 million and $186.4 million at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public funds and certain other deposits.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at September 30, 2015, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$ 6,593	$ 6,606
Due after one year through five years	161,984	163,761
Due after five years through ten years	44,998	46,018
Due after ten years	81,089	82,488
Total	$ 294,664	$ 298,873

Note 5 – Loans

The Company grants loans primarily to customers throughout North Central Pennsylvania and Southern New York.  Although the Company had a diversified loan portfolio at September 30, 2015 and December 31, 2014, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for loan losses as of September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015	Total Loans	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 178,280	$ 330	$ 177,950
Commercial and agricultural	233,931	5,583	228,348
Construction	10,159	-	10,159
Consumer	8,473	-	8,473
Other commercial and agricultural loans	64,712	2,237	62,475
State and political subdivision loans	87,454	-	87,454
Total	583,009	$ 8,150	$ 574,859
Allowance for loan losses	7,045
Net loans	$ 575,964

December 31, 2014
Real estate loans:
Residential	$ 185,438	$ 316	$ 185,122
Commercial and agricultural	215,584	6,112	209,472
Construction	6,353	-	6,353
Consumer	8,497	-	8,497
Other commercial and agricultural loans	58,516	2,394	56,122
State and political subdivision loans	79,717	-	79,717
Total	554,105	$ 8,822	$ 545,283
Allowance for loan losses	6,815
Net loans	$ 547,290

The segments of the Company’s loan portfolio are disaggregated into classes to a level that allows management to monitor risk and performance. Residential real estate mortgages consist primarily of 15 to 30 year first mortgages on residential real estate, while residential real estate home equity loans are consumer purpose installment loans or lines of credit with terms of 15 years or less secured by a mortgage which is often a second lien on residential real estate. Commercial real estate loans are business purpose loans secured by a mortgage on commercial real estate. Agricultural real estate loans are loans secured by a mortgage on real estate used in agriculture production. Construction real estate loans are loans secured by residential or commercial real estate used during the construction phase of residential and commercial projects. Consumer loans are typically unsecured or primarily secured by assets other than real estate and overdraft lines of credit are typically secured by customer deposit accounts. Other commercial loans are loans for commercial purposes primarily secured by non-real estate collateral. Other agricultural loans are loans for agricultural purposes primarily secured by non-real estate collateral. State and political subdivision loans are loans to state and local municipalities for capital and operating expenses or tax free loans used to finance commercial development.

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

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables by class, with the associated allowance amount, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
September 30, 2015	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$ 304	$ 119	$ 149	$ 268	$ 27
Home Equity	62	-	62	62	12
Commercial	7,965	5,314	99	5,413	34
Agricultural	170	170	-	170	-
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	2,238	1,125	999	2,124	123
Other agricultural loans	113	113	-	113	-
State and political subdivision loans	-	-	-	-	-
Total	$ 10,852	$ 6,841	$ 1,309	$ 8,150	$ 196

December 31, 2014
Real estate loans:
Mortgages	$ 222	$ 125	$ 66	$ 191	$ 13
Home Equity	130	60	65	125	12
Commercial	8,433	5,708	404	6,112	72
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	2,480	2,346	48	2,394	1
Other agricultural loans	-	-	-	-	-
State and political subdivision loans	-	-	-	-	-
Total	$ 11,265	$ 8,239	$ 583	$ 8,822	$ 98

The following tables includes the average balance of impaired financing receivables by class and the income recognized on impaired loans for the three and nine month periods ended September 30, 2015 and 2014(in thousands):

	For the Nine Months ended
	September 30, 2015			September 30, 2014
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	Cash Basis	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$ 239	$ 8	$ 5	$ 201	$ 7	$ -
Home Equity	97	3	-	131	3	-
Commercial	5,728	46	-	7,616	66	-
Agricultural	19	1	-	-	-	-
Construction	-	-	-	-	-	-
Consumer	-	-	-	13	-	-
Other commercial loans	2,488	64	4	1,982	61	-
Other agricultural loans	13	1	-	-	-	-
State and political subdivision loans	-	-	-	-	-	-
Total	$ 8,584	$ 123	$ 9	$ 9,943	$ 137	$ -

	For the Three Months Ended
	September 30, 2015			September 30, 2014
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	Cash Basis	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$ 269	$ 4	$ -	$ 197	$ 3	$ -
Home Equity	62	1	-	130	1	-
Commercial	5,462	14	-	6,770	22	-
Agricultural	57	1	-	-	-	-
Construction	-	-	-	-	-	-
Consumer	-	-	-	10	-	-
Other commercial loans	2,107	15	1	1,943	15	-
Other agricultural loans	38	1	-	-	-	-
State and political subdivision loans	-	-	-	-	-	-
Total	$ 7,995	$ 36	$ 1	$ 9,050	$ 41	$ -

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

The following tables represent credit exposures by internally assigned grades as of September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$ 181,306	$ 3,860	$ 12,575	$ 34	$ -	$ 197,775
Agricultural	32,326	3,302	528	-	-	36,156
Construction	10,123	36	-	-	-	10,159
Other commercial loans	46,435	480	5,140	140	-	52,195
Other agricultural loans	11,756	648	113	-	-	12,517
State and political
subdivision loans	87,454	-	-	-	-	87,454
Total	$ 369,400	$ 8,326	$ 18,356	$ 174	$ -	$ 396,256

December 31, 2014
Real estate loans:
Commercial	$ 169,383	$ 8,948	$ 12,614	$ -	$ -	$ 190,945
Agricultural	19,575	3,394	1,670	-	-	24,639
Construction	6,353	-	-	-	-	6,353
Other commercial loans	40,683	4,413	2,355	-	-	47,451
Other agricultural loans	9,221	727	1,117	-	-	11,065
State and political
subdivision loans	79,717	-	-	-	-	79,717
Total	$ 324,932	$ 17,482	$ 17,756	$ -	$ -	$ 360,170

For residential real estate mortgages, home equity and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below, and all loans past due 90 or more days and still accruing. The following table presents the recorded investment in those loan classes based on payment activity as of September 30, 2015 and December 31, 2014 (in thousands):

September 30, 2015	Performing	Non-performing	Total
Real estate loans:
Mortgages	$ 117,363	$ 1,032	$ 118,395
Home Equity	59,714	171	59,885
Consumer	8,421	52	8,473
Total	$ 185,498	$ 1,255	$ 186,753

December 31, 2014	Performing	Non-performing	Total
Real estate loans:
Mortgages	$ 121,968	$ 890	$ 122,858
Home Equity	62,296	284	62,580
Consumer	8,444	53	8,497
Total	$ 192,708	$ 1,227	$ 193,935

Aging Analysis of Past Due Financing Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due financing receivables as of September 30, 2015 and December 31, 2014 (in thousands):

							90 Days or
	30-59 Days	60-89 Days	90 Days	Total Past		Total Financing	Greater and
September 30, 2015	Past Due	Past Due	Or Greater	Due	Current	Receivables	Accruing
Real estate loans:
Mortgages	$ 388	$ 133	$ 663	$ 1,184	$ 117,211	$ 118,395	$ 303
Home Equity	521	21	158	700	59,185	59,885	106
Commercial	302	130	4,138	4,570	193,205	197,775	60
Agricultural	38	170	-	208	35,948	36,156	-
Construction	-	-	-	-	10,159	10,159	-
Consumer	41	29	24	94	8,379	8,473	-
Other commercial loans	528	30	756	1,314	50,881	52,195	199
Other agricultural loans	30	168	-	198	12,319	12,517	-
State and political subdivision loans	-	-	-	-	87,454	87,454	-
Total	$ 1,848	$ 681	$ 5,739	$ 8,268	$ 574,741	$ 583,009	$ 668
Loans considered non-accrual	$ 319	$ 204	$ 5,071	$ 5,594	$ 725	$ 6,319
Loans still accruing	1,529	477	668	2,674	574,016	576,690
Total	$ 1,848	$ 681	$ 5,739	$ 8,268	$ 574,741	$ 583,009

December 31, 2014
Real estate loans:
Mortgages	$ 318	$ 230	$ 675	$ 1,223	$ 121,635	$ 122,858	$ 214
Home Equity	442	99	260	801	61,779	62,580	132
Commercial	97	231	1,432	1,760	189,185	190,945	310
Agricultural	-	-	-	-	24,639	24,639	-
Construction	-	-	-	-	6,353	6,353	-
Consumer	119	4	7	130	8,367	8,497	6
Other commercial loans	503	258	476	1,237	46,214	47,451	174
Other agricultural loans	-	-	-	-	11,065	11,065	-
State and political subdivision loans	-	-	-	-	79,717	79,717	-
Total	$ 1,479	$ 822	$ 2,850	$ 5,151	$ 548,954	$ 554,105	$ 836
Loans considered non-accrual	$ 48	$ 181	$ 2,014	$ 2,243	$ 4,356	$ 6,599
Loans still accruing	1,431	641	836	2,908	544,598	547,506
Total	$ 1,479	$ 822	$ 2,850	$ 5,151	$ 548,954	$ 554,105

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

The following table reflects the financing receivables on non-accrual status as of September 30, 2015 and December 31, 2014, respectively. The balances are presented by class of financing receivable (in thousands):

	September 30, 2015	December 31, 2014
Real estate loans:
Mortgages	$ 729	$ 676
Home Equity	65	152
Commercial	4,441	5,010
Agricultural	-	-
Construction	-	-
Consumer	52	47
Other commercial loans	1,032	714
Other agricultural loans	-	-
State and political subdivision loans	-	-
	$ 6,319	$ 6,599

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of interest or principal, or both, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company’s investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower’s ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  Based on this evaluation management would no longer consider a loan to be a TDR when the relevant facts support such a conclusion. As of September 30, 2015 and December 31, 2014, included within the allowance for loan losses are reserves of $39,000 and $26,000 respectively, that are associated with loans modified as TDRs.

There were no loan modifications that were considered TDRs during the three months ended September 30, 2015 or 2014. Loan modifications that are considered TDRs completed during the nine months ended September 30, 2015 and 2014 were as follows (dollars in thousands):

	For the Nine Months Ended September 30, 2015
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

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The following table presents the recorded investment in loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which begin January 1, 2015 and 2014 (nine month periods) and July 1, 2015 and 2014 (3 month periods), respectively, and that subsequently defaulted during these reporting periods (dollars in thousands):

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Real estate loans:
Commercial	-	$ -	-	$ -	-	$ -	1	$ 483
Total recidivism	-	$ -	-	$ -	-	$ -	1	$ 483

Allowance for Loan Losses

The following table segregates the allowance for loan losses (ALLL) into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2015 and December 31, 2014, respectively (in thousands):

	September 30, 2015			December 31, 2014
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real estate loans:
Residential	$ 39	$ 874	$ 913	$ 25	$ 853	$ 878
Commercial and agricultural	34	3,769	3,803	72	3,798	3,870
Construction	-	17	17	-	26	26
Consumer	-	91	91	-	84	84
Other commercial and agricultural loans	123	1,322	1,445	1	1,223	1,224
State and political subdivision loans	-	586	586	-	545	545
Unallocated	-	190	190	-	188	188
Total	$ 196	$ 6,849	$ 7,045	$ 98	$ 6,717	$ 6,815

The following tables roll forward the balance of the ALLL by portfolio segment for the three and nine month periods ended September 30, 2015 and 2014, respectively (in thousands):

	Balance at June 30, 2015	Charge-offs	Recoveries	Provision	Balance at September 30, 2015
Real estate loans:
Residential	$ 931	$ -	$ -	$ (18)	$ 913
Commercial and agricultural	3,679	-	4	120	3,803
Construction	14	-	-	3	17
Consumer	89	(11)	13	-	91
Other commercial and agricultural loans	1,502	(40)	-	(17)	1,445
State and political subdivision loans	568	-	-	18	586
Unallocated	176	-	-	14	190
Total	$ 6,959	$ (51)	$ 17	$ 120	$ 7,045

	Balance at December 31, 2014	Charge-offs	Recoveries	Provision	Balance at September 30, 2015
Real estate loans:
Residential	$ 878	$ (34)	$ -	$ 69	$ 913
Commercial and agricultural	3,870	(56)	11	(22)	3,803
Construction	26	-	-	(9)	17
Consumer	84	(35)	25	17	91
Other commercial and agricultural loans	1,224	(41)	-	262	1,445
State and political subdivision loans	545	-	-	41	586
Unallocated	188	-	-	2	190
Total	$ 6,815	$ (166)	$ 36	$ 360	$ 7,045

	Balance at June 30, 2014	Charge-offs	Recoveries	Provision	Balance at September 30, 2014
Real estate loans:
Residential	$ 879	$ -	$ -	$ 7	$ 886
Commercial and agricultural	3,809	(11)	4	(99)	3,703
Construction	13	-	-	10	23
Consumer	86	(26)	6	20	86
Commercial and other loans	1,151	(58)	-	70	1,163
State and political subdivision loans	455	-	-	(5)	450
Unallocated	358	-	-	147	505
Total	$ 6,751	$ (95)	$ 10	$ 150	$ 6,816

	Balance at December 31, 2013	Charge-offs	Recoveries	Provision	Balance at September 30, 2014
Real estate loans:
Residential	$ 946	$ (45)	$ -	$ (15)	$ 886
Commercial and agricultural	4,558	(486)	9	(378)	3,703
Construction	50	-	-	(27)	23
Consumer	105	(40)	21	-	86
Commercial and other loans	942	(221)	-	442	1,163
State and political subdivision loans	330	-	-	120	450
Unallocated	167	-	-	338	505
Total	$ 7,098	$ (792)	$ 30	$ 480	$ 6,816

The Company allocates the ALLL based on the factors described below, which conform to the Company’s loan classification policy and credit quality measurements. In reviewing risk within the Company’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The ALLL consists of amounts applicable to: (i) residential real estate loans; (ii) residential real estate home equity loans; (iii) commercial real estate loans; (iv) agricultural real estate loans; (v) real estate construction loans; (vi) other commercial and agricultural loans; (vii) consumer loans; (viii) other agricultural loans and (ix) state and political subdivision loans. Factors considered in this process include general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are evaluated to determine additional inherent risks in the loan portfolio, which are not necessarily reflected in the historical loss percentages. These factors are then added to the historical allocation percentage to get the adjusted factor to be applied to non-classified loans. The following qualitative factors are analyzed:

•	Level of and trends in delinquencies and impaired/classified loans
Change in volume and severity of past due loans
Volume of non-accrual loans
Volume and severity of classified, adversely or graded loans;
•	Level of and trends in charge-offs and recoveries;
•	Trends in volume, terms and nature of the loan portfolio;
•	Effects of any changes in risk selection and underwriting standards and any other changes in lending and recovery policies, procedures and practices;
•	Changes in the quality of the Company’s loan review system;
•	Experience, ability and depth of lending management and other relevant staff;
•	National, state, regional and local economic trends and business conditions
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

We continually review the model utilized in calculating the required ALLL. The following qualitative factors experienced changes during the first nine months of 2015:

•
The qualitative factor for national, state, regional and local economic trends and business conditions was increased for all loan categories due to an increase in the unemployment rates in the local economy during the first nine months of 2015.

•
The qualitative factors for changes in levels of and trends in delinquencies and impaired/classified loans were decreased for commercial and agricultural real estate due to the decrease in the amount of loans classified as substandard. While there has been an increase in delinquencies of commercial and agricultural real estate loans, the qualitative factor was not increased. The increase in delinquencies is attributable to one relationship, which is classified as impaired and management does not believe that this delinquency is a reflection of a further decrease in the credit quality of the commercial and agricultural real estate loan portfolio.

•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for other commercial and agricultural loans due to an increase in the amount of loans classified as substandard.

•
The qualitative factor for levels of and trends in charge-offs and recoveries was decreased for commercial and agricultural real estate and other commercial and agricultural loans due to the decrease in charge-offs compared to the prior year as charge-offs returned to historical norms for the Bank.

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

•
The qualitative factors for changes in levels of and trends in delinquencies and impaired/classified loans was increased for residential mortgages due to increases in the amount of non-performing loans.

The following qualitative factors experienced changes during the three months ended September 30, 2015:
•
The qualitative factors for changes in levels of and trends in delinquencies and impaired/classified loans were increased for other agricultural loans due to an increase in the amount of classified loans.

•	The qualitative factor for levels of and trends in charge-offs and recoveries was increased for other commercial loans due to the increase in charge-offs during the quarter.

The primary factor that resulted in negative provision for commercial and agricultural loans for the nine month period ended September 30, 2015 was the reduction in the amount of special mention and substandard loans since December 31, 2014.

The following qualitative factors experienced changes during the first nine months of 2014:

•
The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for all loan categories due to a decrease in the unemployment rates in the local and state economy.

•
The qualitative factors for changes in levels of and trends in delinquencies and impaired/classified loans were decreased for commercial and agricultural real estate due to the decrease in the Company’s classified loans to its lowest level in three years and a decrease in the amount of loans past due.

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

The primary factor that resulted in negative provisions for certain portfolio segments for the three and nine month periods in 2014 was due to decreases in the outstanding balances for certain portfolio segments compared to December 31, 2013, a reduction in the amount of substandard loans and the decrease in the qualitative factor associated with the improvement in unemployment rates noted above.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of September 30, 2015 and December 31, 2014 included with other assets are $1,429,000 and $1,792,000, respectively, of foreclosed assets. As of September 30, 2015, included within the foreclosed assets is $305,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of September 30, 2015, the Company has initiated formal foreclosure proceedings on $1,256,000 of consumer residential mortgages, which have not yet been transferred into foreclosed assets.

Note 6 – Federal Home Loan Bank Stock

The Bank is a member of the FHLB of Pittsburgh and, as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of September 30, 2015 and December 31, 2014, the Bank’s investment in FHLB stock was $1,708,000 and $1,761,000, respectively. The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost and evaluated by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) a significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios have improved, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members and has paid a quarterly cash dividend.

Note 7 – Repurchase Agreements

We utilize securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.

The remaining contractual maturity of repurchase agreements in the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 is presented in the following tables.

Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
September 30, 2015	Continuous	30 Days	30 - 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$ 6,112,000	$ -	$ -	$ 2,070,000	$ -
Total carrying value of collateral pledged	$ 6,112,000	$ -	$ -	$ 2,070,000	$ 8,182,000

Total liability recognized for repurchase agreements					$ 5,728,000

Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
December 31, 2014	Continuous	30 Days	30 - 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$ 10,368,000	$ 1,015,000	$ -	$ 2,940,000	$ -
Total carrying value of collateral pledged	$ 10,368,000	$ 1,015,000	$ -	$ 2,940,000	$ 14,323,000

Total liability recognized for repurchase agreements					$ 5,906,000

Note 8 - Employee Benefit Plans

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

The following sets forth the components of net periodic benefit costs of the Pension Plan for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$ 110	$ 77	$ 242	$ 230
Interest cost	128	104	281	311
Expected return on plan assets	(243)	(197)	(533)	(590)
Net amortization and deferral	65	13	141	38
Net periodic benefit cost	$ 60	$ (3)	$ 131	$ (11)

The Company has contributed $400,000 to the Pension Plan in 2015.

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately. Contributions by the Company totaled $215,000 and $201,000 for the nine months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015 and 2014, contributions by the Company totaled $60,000 and $55,000, respectively.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  At September 30, 2015 and December 31, 2014, an obligation of $952,000 and $969,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Amounts included in interest expense on the deferred amounts totaled $5,000 and $4,000 for each of the three months ended September 30, 2015 and 2014. For the nine months ended September 30, 2015 and 2014, amounts included in interest expense on the deferred amounts totaled $17,000 and $15,000, respectively.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  A total of 100,000 shares of the Company’s common stock have been authorized under the Plan, which terminates in April 2016. As of September 30, 2015, 60,662 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted shares during 2015 and 2014:

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
		Weighted		Weighted		Weighted		Weighted
	Unvested	Average	Unvested	Average	Unvested	Average	Unvested	Average
	Shares	Market Price	Shares	Market Price	Shares	Market Price	Shares	Market Price
Outstanding, beginning of period	7,018	$ 50.63	7,187	$ 48.28	6,971	$ 48.55	7,172	$ 42.02
Granted	-	-	-	-	3,496	50.02	3,598	52.82
Forfeited	(139)	51.49	(7)	37.10	(139)	51.49	(7)	37.10
Vested	-	-	-	-	(3,449)	45.80	(3,583)	40.30
Outstanding, end of period	6,879	$ 50.61	7,180	$ 48.29	6,879	$ 50.61	7,180	$ 48.29

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $129,000 and $115,000 for the nine months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015 and 2014, compensation expense totaled $44,000 and $42,000, respectively. At September 30, 2015 the total compensation cost related to nonvested awards that has not yet been recognized was $349,000, which is expected to be recognized over the next 2.58 years.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law. At September 30, 2015 and December 31, 2014, an obligation of $1,304,000 and $1,198,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Expenses related to this plan totaled $106,000 and $114,000 for the nine months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015 and 2014, expenses totaled $35,000 and $38,000, respectively.

Note 9 – Accumulated Comprehensive Income

The following tables present the changes in accumulated other comprehensive income by component net of tax for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three months ended September 30, 2015
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of June 30, 2015	$ 2,430	$ (2,259)	$ 171
Other comprehensive income (loss) before reclassifications, net of tax	722	-	722
Amounts reclassified from accumulated other
comprehensive income (loss), net of tax	(85)	34	(51)
Net current period other comprehensive income	637	34	671
Balance as of September 30, 2015	$ 3,067	$ (2,225)	$ 842

	Nine months ended September 30, 2015
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2014	$ 3,093	$ (2,326)	$ 767
Other comprehensive income (loss) before reclassifications, net of tax	258	-	258
Amounts reclassified from accumulated other
comprehensive income (loss), net of tax	(284)	101	(183)
Net current period other comprehensive income (loss)	(26)	101	75
Balance as of September 30, 2015	$ 3,067	$ (2,225)	$ 842

	Three months ended September 30, 2014
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of June 30, 2014	$ 2,201	$ (1,101)	$ 1,100
Other comprehensive income (loss) before reclassifications, net of tax	564	-	564
Amounts reclassified from accumulated other
comprehensive income (loss), net of tax	(160)	9	(151)
Net current period other comprehensive income	404	9	413
Balance as of September 30, 2014	$ 2,605	$ (1,092)	$ 1,513

	Nine months ended September 30, 2014
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2013	$ (108)	$ (1,117)	$ (1,225)
Other comprehensive income (loss) before reclassifications, net of tax	3,035	-	3,035
Amounts reclassified from accumulated other
comprehensive income (loss), net of tax	(322)	25	(297)
Net current period other comprehensive income	2,713	25	2,738
Balance as of September 30, 2014	$ 2,605	$ (1,092)	$ 1,513

(a) Amounts in parentheses indicate debits to the Consolidated Balance Sheet

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income for the three and nine months ended September 30, 2015 and 2014 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the income statement where net Income is presented
	Three Months Ended September 30,
	2015	2014
Unrealized gains and losses on available for sale securities
	$ 129	$ 242	Investment securities gains, net
	(44)	(82)	Provision for income taxes
	$ 85	$ 160	Net of tax
Defined benefit pension items
	$ (51)	$ (13)	Salaries and employee benefits
	17	4	Provision for income taxes
	$ (34)	$ (9)	Net of tax
Total reclassifications	$ 51	$ 151

	Nine Months Ended September 30,
	2015	2014
Unrealized gains and losses on available for sale securities
	$ 430	$ 488	Investment securities gains, net
	(146)	(166)	Provision for income taxes
	$ 284	$ 322	Net of tax
Defined benefit pension items
	$ (153)	$ (38)	Salaries and employee benefits
	52	13	Provision for income taxes
	$ (101)	$ (25)	Net of tax
Total reclassifications	$ 183	$ 297

(a) Amounts in parentheses indicate expenses and other amounts indicate income

Note 10 – Fair Value Measurements

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

The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of September 30, 2015 and December 31, 2014 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

September 30, 2015	Level I	Level II	Level III	Total
Assets
Securities available for sale:
U.S. Agency securities	$ -	$ 164,102	$ -	$ 164,102
Obligations of state and
political subdivisions	-	98,165	-	98,165
Corporate obligations	-	12,707	-	12,707
Mortgage-backed securities in
government sponsored entities	-	23,899	-	23,899
Equity securities in financial
institutions	1,757	-	-	1,757

December 31, 2014	Level I	Level II	Level III	Total
Securities available for sale:
U.S. agency securities	$ -	$ 150,885	$ -	$ 150,885
U.S. treasuries securities	-	4,849	-	4,849
Obligations of state and
political subdivisions	-	105,036	-	105,036
Corporate obligations	-	13,958	-	13,958
Mortgage-backed securities in
government sponsored entities	-	29,728	-	29,728
Equity securities in financial
institutions	1,690	-	-	1,690

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

Assets measured at fair value on a nonrecurring basis as of September 30, 2015 and December 31, 2014 are included in the table below (in thousands):

September 30, 2015	Level I	Level II	Level III	Total
Impaired Loans	$ -	$ -	$ 7,954	$ 7,954
Other real estate owned	-	-	1,429	1,429

December 31, 2014
Impaired Loans	$ -	$ -	$ 8,724	$ 8,724
Other real estate owned	-	-	1,792	1,792

The following table provides a listing of the significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques (dollars in thousands).

September 30, 2015	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	$ 206	Discounted Cash Flows	Discount in interest rates	0-5.5%	3.19%

	7,748	Appraised Collateral Values	Discount for time since appraisal	0-30%	16.66%
			Selling costs	5%-10%	13.25%
			Holding period	0 - 18 months	12 months

Other real estate owned	1,429	Appraised Collateral Values	Discount for time since appraisal	0-20%	20%
			Selling costs	4%-10%	9%
			Holding period	0 - 18 months	12 months

December 31, 2014	Fair Value	Valuation Technique(s)	Unobservable input	Range
Impaired Loans	$ 230	Discounted Cash Flows	Discount in interest rates	0-5.5%	1.99%

	8,494	Appraised Collateral Values	Discount for time since appraisal	0-30%	22.00%
			Selling costs	4%-10%	8.55%
			Holding period	0 - 18 months	15 months

Other real estate owned	1,792	Appraised Collateral Values	Discount for time since appraisal	0-20%	20%
			Selling costs	4%-10%	9%
			Holding period	0 - 18 months	12 months

The fair values of the Company’s financial instruments are as follows (in thousands):

	Carrying
September 30, 2015	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$ 10,314	$ 10,314	$ 10,314	$ -	$ -
Interest bearing time deposits with other banks	6,460	6,465	-	-	6,465
Available-for-sale securities	300,630	300,630	1,757	298,873
Loans held for sale	1,248	1,248	1,248
Net loans	575,964	605,361	-	-	605,361
Bank owned life insurance	20,773	20,773	20,773	-	-
Regulatory stock	1,983	1,983	1,983	-	-
Accrued interest receivable	3,566	3,566	3,566	-	-

Financial liabilities:
Deposits	$ 797,848	$ 799,026	$ 550,646	$ -	$ 248,380
Borrowed funds	44,657	41,978	12,882	-	29,096
Accrued interest payable	693	693	693	-	-

	Carrying
December 31, 2014	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$ 11,423	$ 11,423	$ 11,423	$ -	$ -
Interest bearing time deposits with other banks	5,960	5,969	-	-	5,969
Available-for-sale securities	306,146	306,146	1,690	304,456	-
Loans held for sale	497	497	497
Net loans	547,290	564,944	-	-	564,944
Bank owned life insurance	20,309	20,309	20,309	-	-
Regulatory stock	2,035	2,035	2,035	-	-
Accrued interest receivable	3,644	3,644	3,644	-	-

Financial liabilities:
Deposits	$ 773,933	$ 774,387	$ 525,166	$ -	$ 249,221
Borrowed funds	41,799	38,219	16,593	-	21,626
Accrued interest payable	756	756	756	-	-

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

Note 11 – Recent Accounting Pronouncements

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contract with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year.  Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019.  The Company is evaluating the effect of adopting this new accounting Update.

In August 2015, the FASB issued ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.  This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.  This Update is not expected to have a significant impact on the Company’s financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or expected future results of operations of Citizens Financial Services, Inc., First Citizens Community Bank, First Citizens Insurance Agency, Inc. or the combined Company. When we use words such as “believes,” “expects,” “anticipates,” or similar expressions, we are making forward-looking statements. For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements.  The Company cautions readers that the following important factors, among others, could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement:

•	Interest rates could change more rapidly or more significantly than we expect.
•
The economy could change significantly in an unexpected way, which would cause the demand for new loans and the ability of borrowers to repay outstanding loans to change in ways that our models do not anticipate.

•
The financial markets could suffer a significant disruption, which may have a negative effect on our financial condition and that of our borrowers, and on our ability to raise capital by issuing new securities.

•	It could take us longer than we anticipate to implement strategic initiatives designed to increase revenues or manage expenses, or we may be unable to implement those initiatives at all.
•	Acquisitions and dispositions of assets or businesses could affect us in ways that management has not anticipated.
•	We may become subject to new legal obligations or the resolution of litigation may have a negative effect on our financial condition or operating results.
•	We may become subject to new and unanticipated accounting, tax, or regulatory practices or requirements.
•	We could experience greater loan delinquencies than anticipated, adversely affecting our earnings and financial condition.
•	We could also experience greater losses than expected due to the ever increasing volume of information theft and fraudulent scams impacting our customers and the banking industry.
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

Introduction

The following is management's discussion and analysis of the financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our Company's consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results you may expect for the full year.

The Company currently engages in the general business of banking throughout our service area of Clinton, Potter, Tioga and Bradford counties in North Central Pennsylvania and Allegany, Steuben, Chemung and Tioga counties in Southern New York. We maintain our main office in Mansfield, Pennsylvania. Presently we operate 19 banking facilities, 18 of which operate as bank branches.  In Pennsylvania, we have branch offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Wellsboro Weis Market store, the Mansfield Wal-Mart Super Center and Mill Hall, which was opened in 2015. In New York, we have a branch office in Wellsville, Allegany County.

In the second quarter of 2015, the Company entered into a definitive agreement to acquire The First National Bank of Fredericksburg. The transaction is expected to close in the fourth quarter of 2015, subject to the satisfaction of customary closing conditions.

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

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Department offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Financial Statements since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in the Company’s financial statements. As of September 30, 2015 and December 31, 2014, the Trust Department had $92.8 million and $100.7 million of assets under management, respectively. The decrease in assets under management was due to one trust account closing in the second quarter of 2015 and a decline in investment values.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Financial Statements since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $111.7 million at December 31, 2014 to $112.7 million at September 30, 2015. Fee income from the sale of these products is reflected in the Company’s financial statements as a component of non-interest income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, and as such, has added additional resources to support these opportunities.

In addition to the trust and investment services offered we have an oil and gas division, which serves as a network of experts to assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. As of September 30, 2015, customers owning 8,300 acres have signed agreements with the Bank that provide for the Bank to manage oil and gas matters related to the customers land, which may include negotiating lease payments and royalty percentages, resolving leasing issues, accounting for and ensuring the accuracy of royalty checks, distributing revenue to satisfy investment objectives and providing customized reports outlining payment and distribution information.

Results of Operations

Overview of the Income Statement

The Company had net income of $9,166,000 for the first nine months of 2015 compared to $9,909,000 for last year’s comparable period, a decrease of $743,000 or 7.5%. The decrease in net income is primarily the result of hiring additional employees as part of the strategic plan, additional expenses and losses associated with foreclosed properties and expenses incurred in preparing for the merger with The First National Bank of Fredericksburg.  Basic earnings per share for the first nine months of 2015 were $3.04, compared to $3.26 last year, representing a 6.9% decrease.  Annualized return on assets and return on equity for the nine months of 2015 were 1.31% and 11.93%, respectively, compared with 1.46% and 13.64% for last year’s comparable period.

Net income for the three months ended September 30, 2015 was $2,857,000 compared to $3,368,000 in the comparable 2014 period, a decrease of $511,000 or 15.2%. The decrease in net income is primarily the result of hiring additional employees as part of the strategic plan, additional expenses and losses associated with foreclosed properties and expenses incurred in preparing for the merger with The First National Bank of Fredericksburg. Basic earnings per share for the three months ended September 30, 2015 were $0.95, compared to $1.11 last year, representing a 14.5% decrease. Annualized return on assets and return on equity for the quarter ended September 30, 2015 was 1.21% and 11.00%, respectively, compared with 1.48% and 13.59% for the same 2014 period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the first nine months of 2015 was $22,793,000, an increase of $57,000, or 0.3%, compared to the same period in 2014.  For the first nine months of 2015, the provision for loan losses totaled $360,000, a decrease of $120,000 over the comparable period in 2014.  Consequently, net interest income after the provision for loan losses was $22,433,000 compared to $22,256,000 during the first nine months of 2014.

For the three months ended September 30, 2015, net interest income was $7,645,000 compared to $7,574,000, an increase of $71,000, or 0.9% over the comparable period in 2014. The provision for loan losses this quarter was $120,000 compared to $150,000 for last year’s third quarter.  Consequently, net interest income after the provision for loan losses was $7,525,000 for the quarter ended September 30, 2015 compared to $7,424,000 in 2014.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the nine months and three months ended September 30, 2015 and 2014 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates (1)
	Nine Months Ended
	September 30, 2015			September 30, 2014
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	12,469	14	0.15	8,839	8	0.12
Total short-term investments	12,469	14	0.15	8,839	8	0.12
Interest bearing time deposits at banks	6,037	89	1.97	2,900	43	2.02
Investment securities:
Taxable	199,122	2,485	1.66	215,058	2,701	1.67
Tax-exempt (3)	98,291	3,633	4.93	96,653	3,827	5.28
Total investment securities	297,413	6,118	2.74	311,711	6,528	2.79
Loans:
Residential mortgage loans	182,662	7,559	5.53	187,139	7,950	5.68
Construction	7,433	285	5.12	5,116	178	4.66
Commercial & agricultural loans	285,134	11,195	5.25	269,483	10,963	5.44
Loans to state & political subdivisions	83,901	2,800	4.46	67,114	2,349	4.68
Other loans	8,143	487	8.00	8,738	531	8.13
Loans, net of discount (2)(3)(4)	567,273	22,326	5.26	537,590	21,971	5.46
Total interest-earning assets	883,192	28,547	4.32	861,040	28,550	4.43
Cash and due from banks	3,922			3,775
Bank premises and equipment	12,581			11,271
Other assets	35,840			29,283
Total non-interest earning assets	52,343			44,329
Total assets	935,535			905,369
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	229,886	604	0.35	218,557	572	0.35
Savings accounts	114,682	105	0.12	100,619	87	0.12
Money market accounts	97,830	352	0.48	89,595	309	0.46
Certificates of deposit	249,516	2,027	1.09	259,907	2,323	1.19
Total interest-bearing deposits	691,914	3,088	0.60	668,678	3,291	0.66
Other borrowed funds	34,000	521	2.05	40,416	451	1.49
Total interest-bearing liabilities	725,914	3,609	0.66	709,094	3,742	0.71
Demand deposits	98,929			92,150
Other liabilities	8,285			7,253
Total non-interest-bearing liabilities	107,214			99,403
Stockholders' equity	102,407			96,872
Total liabilities & stockholders' equity	935,535			905,369
Net interest income		24,938			24,808
Net interest spread (5)			3.66%			3.72%
Net interest income as a percentage
of average interest-earning assets			3.78%			3.85%
Ratio of interest-earning assets
to interest-bearing liabilities			122%			121%

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
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

	Analysis of Average Balances and Interest Rates (1)
	Three Months Ended
	September 30, 2015			September 30, 2014
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	8,804	3	0.14	15,013	6	0.16
Total short-term investments	8,804	3	0.14	15,013	6	0.16
Interest bearing time deposits at banks	6,188	30	1.98	3,725	19	2.02
Investment securities:
Taxable	200,888	833	1.66	206,785	845	1.63
Tax-exempt (3)	95,077	1,135	4.78	98,268	1,278	5.20
Total investment securities	295,965	1,968	2.66	305,053	2,123	2.78
Loans:
Residential mortgage loans	180,370	2,502	5.50	187,951	2,665	5.69
Construction	9,636	124	5.12	4,590	56	4.86
Commercial & farm loans	293,613	3,818	5.16	267,780	3,643	5.46
Loans to state & political subdivisions	85,565	948	4.39	71,450	827	4.64
Other loans	8,192	165	7.98	8,495	172	8.14
Loans, net of discount (2)(3)(4)	577,376	7,557	5.19	540,266	7,363	5.47
Total interest-earning assets	888,333	9,558	4.27	864,057	9,511	4.41
Cash and due from banks	3,901			3,769
Bank premises and equipment	12,585			11,563
Other assets	42,133			33,227
Total non-interest earning assets	58,619			48,559
Total assets	946,952			912,616
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	227,487	197	0.34	218,615	184	0.34
Savings accounts	118,514	37	0.12	104,897	32	0.12
Money market accounts	104,433	133	0.51	99,466	120	0.48
Certificates of deposit	248,828	677	1.08	255,921	756	1.18
Total interest-bearing deposits	699,262	1,044	0.59	678,899	1,092	0.64
Other borrowed funds	34,782	174	1.98	30,279	142	1.88
Total interest-bearing liabilities	734,044	1,218	0.66	709,178	1,234	0.70
Demand deposits	101,743			97,030
Other liabilities	7,248			7,255
Total non-interest-bearing liabilities	108,991			104,285
Stockholders' equity	103,917			99,153
Total liabilities & stockholders' equity	946,952			912,616
Net interest income		8,340			8,277
Net interest spread (5)			3.61%			3.71%
Net interest income as a percentage
of average interest-earning assets			3.73%			3.84%
Ratio of interest-earning assets
to interest-bearing liabilities			121%			122%

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ending September 30, 2015 and 2014 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2015	2014	2015	2014
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$ 1,615	$ 1,714	$ 4,986	$ 5,278
Tax equivalent adjustment	386	434	1,235	1,301
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$ 2,001	$ 2,148	$ 6,221	$ 6,579

Interest and fees on loans (non-tax adjusted)	$ 7,248	$ 7,094	$ 21,416	$ 21,200
Tax equivalent adjustment	309	269	910	771
Interest and fees on loans (tax equivalent basis)	$ 7,557	$ 7,363	$ 22,326	$ 21,971

Total interest income	$ 8,863	$ 8,808	$ 26,402	$ 26,478
Total interest expense	1,218	1,234	3,609	3,742
Net interest income	7,645	7,574	22,793	22,736
Total tax equivalent adjustment	695	703	2,145	2,072
Net interest income (tax equivalent basis)	$ 8,340	$ 8,277	$ 24,938	$ 24,808

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis (1)
	Three months ended September 30, 2015 vs. 2014 (1)			Nine months ended September 30, 2015 vs. 2014 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ (2)	$ (1)	$ (3)	$ 3	$ 3	$ 6
Interest bearing time deposits at banks	12	(1)	11	47	(1)	46
Investment securities:
Taxable	(25)	13	(12)	(199)	(17)	(216)
Tax-exempt	(41)	(102)	(143)	66	(260)	(194)
Total investments	(66)	(89)	(155)	(133)	(277)	(410)
Loans:
Residential mortgage loans	(77)	(86)	(163)	(188)	(203)	(391)
Construction	65	3	68	87	20	107
Commercial & agricultural loans	351	(176)	175	580	(348)	232
Loans to state & political subdivisions	162	(41)	121	554	(103)	451
Other loans	(5)	(2)	(7)	(36)	(8)	(44)
Total loans, net of discount	496	(302)	194	997	(642)	355
Total Interest Income	440	(393)	47	914	(917)	(3)
Interest Expense:
Interest-bearing deposits:
NOW accounts	10	3	13	30	2	32
Savings accounts	4	1	5	13	5	18
Money Market accounts	8	5	13	29	14	43
Certificates of deposit	(12)	(67)	(79)	(90)	(206)	(296)
Total interest-bearing deposits	10	(58)	(48)	(18)	(185)	(203)
Other borrowed funds	24	8	32	(51)	121	70
Total interest expense	34	(50)	(16)	(69)	(64)	(133)
Net interest income	$ 406	$ (343)	$ 63	$ 983	$ (853)	$ 130

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $24,808,000 for the nine month period ended September 30, 2014 to $24,938,000 for the nine month period ended September 30, 2015, an increase of $130,000. The tax equivalent net interest margin decreased from 3.85% for the first nine months of 2014 to 3.78% in 2015.

Total tax equivalent interest income for the 2015 nine month period decreased $3,000 as compared to the 2014 nine month period. This decrease was primarily a result of a decrease of $917,000 due to a change in rate, as the yield on interest earning assets decreased from 4.43% to 4.32% or 11 basis points for the comparable periods. This decrease was offset by an increase of $914,000 as a result of an increase in the average balance of interest earning assets of $22.2 million for the comparable periods. While the Bank has been able to add interest earning assets, the new assets are priced at lower rates than assets that have matured due to the prolonged low interest rate environment and additional competition in our markets. Additionally, assets repriced at lower rates during the 2015 period.

Tax equivalent investment income for the nine months ended September 30, 2015 decreased $410,000 over the same period last year. The primary causes of the decrease were a decrease in the average outstanding balance of taxable securities and a decrease in the yield earned on tax exempt securities.

•
The average balance of taxable securities decreased by $15.9 million which resulted in a decrease in investment income of $199,000. The reason there was such a decrease in the average balance of taxable securities was due to less than favorable investment opportunities.

•
The yield on tax-exempt securities decreased 35 basis points from 5.28% to 4.93%, which corresponds to a decrease in interest income of $260,000. The yield decrease was due to the amount of purchases we made in the current low interest rate environment. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.  Offsetting this decrease, the average balance of tax-exempt securities increased $1.6 million resulting in an increase in investment income of $66,000.

The purchase of tax-exempt securities, along with municipal loans and investment tax credits, allows us to manage and reduce our effective tax rate as well as increase the overall after-tax yield on our interest earning assets.

Total loan interest income increased $355,000 for the nine months ended September 30, 2015 compared to the same period last year.

•
The average balance of state and political subdivision loans increased $16.8 million from a year ago. This had a positive impact of $554,000 on total interest income due to volume. Offsetting this increase, the yield decreased 22 basis points to 4.46%, which decreased loan interest income $103,000.

•
The average balance of commercial and agricultural loans increased $15.7 million from a year ago. This had a positive impact of $580,000 on total interest income due to volume, which was offset by a decrease of $348,000 due to rate, as the yield earned decreased from 5.44% to 5.25% due to the continued low rate environment and increased competition.

•
Interest income on residential mortgage loans decreased $391,000. The average balance of residential loans decreased $4.5 million from a year ago. This resulted in a decrease in loan interest income of $188,000. Additionally, the yield earned on residential loans decreased 15 basis points compared to 2014, which corresponds to a decrease in interest income of $203,000.

Total interest expense decreased $133,000 for the nine months ended September 30, 2015 compared with last year. A decrease of $64,000 was the result of a decrease in the average rate paid from 0.71% to 0.66%. The low interest rate environment prompted by the Federal Reserve had the effect of decreasing our rates paid on certificates of deposit. While the Company’s rates on deposit products are below its historical averages, we believe they are competitive with rates paid by other institutions in the marketplace.

•
The average balance of interest bearing liabilities increased $16.8 million from September 30, 2014 to September 30, 2015. Increases were experienced in NOW accounts of $11.3 million, savings accounts of $14.1 million and money market accounts of $8.2 million. The cumulative effect of these increases was an increase in interest expense of $72,000. Certificates of deposit decreased $10.4 million, which resulted in a decrease in interest expense due to volume of $90,000. (see also “Financial Condition – Deposits”).

•	There was a decrease in the average rate on certificates of deposit from 1.19% to 1.09% resulting in a decrease in interest expense of $206,000.

•
Interest expense on other borrowed funds increased $70,000 over the same period last year. The primary cause of the increase was the average rate on other borrowed funds increasing 56 basis points resulting in an increase in interest expense of $121,000. The increase in rate on the other borrowed funds is a result of the significant amount of overnight borrowings that were outstanding during the 2014 period compared to the 2015 period. In the current rate environment, overnight borrowings have a lower rate than longer term borrowings. The average balance of other borrowed funds decreased $6.4 million resulting in a decrease in interest expense due to volume of $51,000.

Tax equivalent net interest income for the three months ended September 30, 2015 was $8,340,000 which compares to $8,277,000 for the same period last year.  This represents an increase of $63,000 or 0.8%.

Total tax equivalent interest income was $9,558,000 for the three month period ended September 30, 2015, compared with $9,511,000 for the comparable period last year, an increase of $47,000. The primary driver of this decrease was an increase in average balance of interest earning assets of $24.3 million, which corresponds to the increase we experienced on a year to date basis.

•
Total loan interest income increased $194,000 compared to the same period last year. This was primarily due to an increase in volume of $37.1 million, which corresponds to a $496,000 increase in interest income. This was offset by a decrease in rate of 28 points from 5.47% to 5.19%, which corresponds to a decrease in loan interest income of $302,000.

•
Total investment income decreased by $155,000 compared to same period last year.  This was due to a 42 point decrease in rate on tax exempt investments from 5.20% to 4.78%, which equates to a $102,000 decrease in income. In addition, there was a decrease in income of $41,000 as a result of a $3.2 million decrease in the average balance of tax exempt securities.

Total interest expense decreased $16,000 for the three months ended September 30, 2015 compared with last year as a result of a decrease in the average rate on interest-bearing liabilities of 4 basis points from 0.70% to 0.66%, accounting for a $50,000 decrease in interest expense. Interest expense increased $34,000 as a result of an increase in the average outstanding balance of interest bearing liabilities of $24.9 million.

Provision for Loan Losses

For the nine month period ending September 30, 2015, we recorded a provision for loan losses of $360,000, which represents a decrease of $120,000 from the $480,000 provision recorded in the corresponding nine months of last year. The provision was lower in 2015 than 2014 due to the improvement in the credit quality of the loan portfolio. see “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

For the three months ending September 30, 2015, we recorded a provision of $120,000 compared to $150,000 in 2014. The provision was lower in 2015 than 2014 due to the improvement in the credit quality of the loan portfolio. see “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

Non-interest Income

The following table shows the breakdown of non-interest income for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine months ended September 30,		Change
	2015	2014	Amount	%
Service charges	$ 3,058	$ 3,239	$ (181)	(5.6)
Trust	523	528	(5)	(0.9)
Brokerage and insurance	563	398	165	41.5
Gains on loans sold	183	110	73	66.4
Investment securities gains, net	430	488	(58)	(11.9)
Earnings on bank owned life insurance	464	366	98	26.8
Other	327	337	(10)	(3.0)
Total	$ 5,548	$ 5,466	$ 82	1.5

	Three months ended September 30,		Change
	2015	2014	Amount	%
Service charges	$ 1,054	$ 1,098	$ (44)	(4.0)
Trust	149	151	(2)	(1.3)
Brokerage and insurance	181	141	40	28.4
Gains on loans sold	85	40	45	112.5
Investment securities gains, net	129	242	(113)	(46.7)
Earnings on bank owned life insurance	158	124	34	27.4
Other	109	128	(19)	(14.8)
Total	$ 1,865	$ 1,924	$ (59)	(3.1)

Non-interest income for the nine months ended September 30, 2015 totaled $5,548,000, an increase of $82,000 when compared to the same period in 2014. During the first nine months of 2015, net investment security gains amounted to $430,000 compared to gains of $488,000 last year. We sold five agency securities for gains totaling $196,000, five mortgage backed securities in government sponsored entities for gains totaling $70,000, seven municipal bonds for gains totaling $99,000, a financial institution equity holding for a gain of $76,000 and a US Treasury note for a loss of $11,000 in order to take advantage of certain market conditions. In 2014, we sold seven agency securities for gains totaling $137,000, three mortgage backed securities in government sponsored entities for gains totaling $78,000, one municipal security for a gain of $172,000 and a portion of a financial institution equity holding for a gain of $101,000.

For the first nine months of 2015, account service charges totaled $3,058,000, a decrease of $181,000 or 5.6%, when compared to the same period in 2014. The decrease was associated with a $139,000 decrease attributable to fees charged to customers for non-sufficient funds and a $14,900 decrease in interchange revenue. This revenue source has been negatively impacted and is expected to continue to be negatively impacted by changes in regulations implemented as part of Dodd-Frank. The increase in earnings on bank owned life insurance of $98,000 is due to purchases of an additional $5.0 million of insurance made late in the fourth quarter of 2014. The increase in brokerage and insurance revenues of $165,000 in the current nine months is primarily due to sales to a new customer, with a large brokerage balance. The increase in gains on loans sold is due to an increase of 68.3% in the amount of loans sold in 2015 compared to 2014. During the first nine months of 2015, the Company received proceeds of $12.9 million from the sale of conforming loans compared to $7.7 million of proceeds for the comparable 2014 period.

For the three month period ended September 30, 2015, the changes experienced from the prior year correspond to the changes experienced for the nine month period. The decrease in revenue associated with non-sufficient funds continued into the third quarter, while increases related to brokerage, and earnings on bank owned life insurance continue and are consistent with year to date changes.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine months ended
	September 30,		Change
	2015	2014	Amount	%
Salaries and employee benefits	$ 9,118	$ 8,600	$ 518	6.0
Occupancy	1,064	967	97	10.0
Furniture and equipment	323	280	43	15.4
Professional fees	614	649	(35)	(5.4)
FDIC insurance	348	345	3	0.9
Pennsylvania shares tax	602	485	117	24.1
Merger and acquisition	405	237	168	70.9
ORE expenses	686	243	443	182.3
Other	3,455	3,352	103	3.1
Total	$ 16,615	$ 15,158	$ 1,457	9.6

	Three months ended
	September 30,		Change
	2015	2014	Amount	%
Salaries and employee benefits	$ 3,069	$ 2,790	$ 279	10.0
Occupancy	347	313	34	10.9
Furniture and equipment	108	86	22	25.6
Professional fees	202	207	(5)	(2.4)
FDIC insurance	116	116	-	-
Pennsylvania shares tax	201	101	100	99.0
Merger and acquisition	282	187	95	50.8
ORE expenses	328	106	222	209.4
Other	1,199	1,161	38	3.3
Total	$ 5,852	$ 5,067	$ 785	15.5

Non-interest expenses increased $1,457,000 for the nine months ended September 30, 2015 compared to the same period in 2014. Salaries and employee benefits increased $518,000 or 6.0%. Merit increases effective at the beginning of 2015 and an increase in full time equivalent employees, as part of implementing the Bank’s strategic plan and opening a new branch, accounted for an increase in salaries and employee benefits of approximately $282,000. Health insurance related expenses increased $93,000 as a result of an increase in claims experience. Due to actuarial changes, pension expense has increased $141,000 in 2015 compared to the 2014 nine month period. As a result of the increase in brokerage and insurance revenues, commission expense has increased $59,000. Profit sharing expenses have decreased $100,000 compared to the comparable period of 2014.

The primary cause of the increases in occupancy and furniture and fixtures is the opening of the Mill Hall branch in the first quarter of 2015, which includes some one-time costs incurred as part of the opening. The increase in ORE expenses in 2015 is the result of $262,000 of write-downs on two OREO properties taken in the second and third quarters of 2015 due to updated appraisals, legal expenses related to OREO proceedings and paying real estate taxes. The increase in Pennsylvania shares tax expense is due to the fact that in 2014, the Bank received a tax credit that has not yet been granted in 2015 due to the Pennsylvania state budget impasse. The increase in merger and acquisition expenses is the result of merger with the First National Bank of Fredericksburg expected to close in the fourth quarter of 2015. The largest driver of the increase in other expenses is charge-offs related to fraudulent charges on our customers debit cards.

For the three months ended, September 30, 2015, non-interest expenses increased $785,000 when compared to the same period in 2014. ORE expenses increased $222,000 primarily due to $153,000 of ORE write-downs and paying real estate taxes. The increases in Pennsylvania shares tax and salaries and employee benefits correspond to the increases incurred on a year to date basis.

Provision for Income Taxes

The provision for income taxes was $2,200,000 for the nine month period ended September 30, 2015 compared to $2,655,000 for the same period in 2014.  The decrease is attributable to a decrease in income before the provision for income taxes of $1,198,000 and an increase in tax-exempt income as a proportion of total interest income. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 19.4% and 21.1% for the first nine months of 2015 and 2014, respectively, compared to the statutory rate of 34%.

For the three months ended September 30, 2015, the provision for income taxes was $681,000 compared to $913,000 for the same period in 2014. The decrease is attributable to the decrease in income before the provision for income taxes of $743,000 and an increase in tax-exempt income as a proportion of total interest income. Our effective tax rate was 19.3% and 21.3% for the three months ended September 30, 2015 and 2014, respectively, compared to the statutory rate of 34%.

We have invested in four limited partnership agreements that established low-income housing projects in our market areas. We anticipate recognizing an aggregate of $1.0 million of tax credits over the next seven years, with an additional $50,000 anticipated to be recognized during 2015.

Financial Condition

Total assets were $954.0 million at September 30, 2015, an increase of $29.0 million, or 3.1% from $925.0 million at December 31, 2014.  Cash and cash equivalents decreased $1.1 million to $10.3 million. Investment securities decreased to $300.6 million and net loans increased 5.2% to $576.0 million at September 30, 2015.  Total deposits increased $23.9 million to $797.8 million since year-end 2014, while borrowed funds increased $2.9 million to $44.7 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $10.3 million at September 30, 2015 compared to $11.4 million at December 31, 2014, a decrease of $1.1 million. Management actively measures and evaluates its liquidity position through our Asset–Liability Committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments
The following table shows the composition of the investment portfolio as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30, 2015		December 31, 2014
	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$ 164,102	54.6	$ 150,885	49.3
U. S. Treasury notes	-	-	4,849	1.6
Obligations of state & political subdivisions	98,165	32.7	105,036	34.3
Corporate obligations	12,707	4.2	13,958	4.6
Mortgage-backed securities in government sponsored entities	23,899	7.9	29,728	9.6
Equity securities in financial institutions	1,757	0.6	1,690	0.6
Total	$ 300,630	100.0	$ 306,146	100.0

	September 30, 2015/ December 31, 2014
	Change
	Amount	%
Available-for-sale:
U. S. Agency securities	$ 13,217	8.8
U. S. Treasury notes	(4,849)	(100.0)
Obligations of state & political subdivisions	(6,871)	(6.5)
Corporate obligations	(1,251)	(9.0)
Mortgage-backed securities in government sponsored entities	(5,829)	(19.6)
Equity securities in financial institutions	67	4.0
Total	$ (5,516)	(1.8)

Our investment portfolio decreased by $5.5 million, or 1.8%, from December 31, 2014 to September 30, 2015.  During 2015, we purchased approximately $43.5 million of U.S. agency obligations, $15.0 million of state and local obligations and $218,000 of equity securities in financial institutions, which helped offset the $4.3 million of principal repayments and $35.2 million of calls and maturities that occurred during the nine month period. We also sold $23.6 million of various securities at a gain of $430,000. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the nine month period ended September 30, 2015 yielded 2.74%, compared to 2.79% in the comparable period in 2014 on a tax equivalent basis.

During 2015, there were significant fluctuations in the yield on investments as a result of economic indicators, comments made by the Federal Reserve that have indicated a potential rise in short term rates in the near future, and turbulence in foreign markets.  As a result of this volatility and as a result of loan growth the Company experienced, a portion of the cash flows from the investment portfolio were utilized to fund the loan growth and were not reinvested in the bond market. For the investment cash flows that were reinvested, we monitored the trading ranges for various investment products and limited purchases to times when yields were in the top third of the trading range. Additionally, for the purchases made, the investment strategy in 2015 has been to purchase agency securities with maturities of less than five years and high quality municipal bonds with high coupons. The Bank believes it has appropriately mitigated its interest rate risk exposure in the event of rising interest rates, if they occur. Additionally, high coupon municipal bonds have less price volatility in rising rate scenarios than similar lower coupon bonds. We believe this strategy will enable us to reinvest cash flows in the next two to five years when and if investment opportunities improve.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the securities portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

Loans

The following table shows the composition of the loan portfolio as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30,		December 31,
	2015		2014
	Amount	%	Amount	%
Real estate:
Residential	$ 178,280	30.6	$ 185,438	33.5
Commercial	197,775	33.9	190,945	34.5
Agricultural	36,156	6.2	24,639	4.4
Construction	10,159	1.7	6,353	1.1
Consumer	8,473	1.5	8,497	1.5
Other commercial and agricultural loans	64,712	11.1	58,516	10.6
State & political subdivision loans	87,454	15.0	79,717	14.4
Total loans	583,009	100.0	554,105	100.0
Less allowance for loan losses	7,045		6,815
Net loans	$ 575,964		$ 547,290
	September 30, 2015/
	December 31, 2014
	Change
	Amount	%
Real estate:
Residential	$ (7,158)	(3.9)
Commercial	6,830	3.6
Agricultural	11,517	46.7
Construction	3,806	59.9
Consumer	(24)	(0.3)
Other commercial and agricultural loans	6,196	10.6
State & political subdivision loans	7,737	9.7
Total loans	$ 28,904	5.2

The Company’s lending is focused in the north central Pennsylvania market and the southern tier of New York.  The composition of our loan portfolio consists principally of retail lending, which includes single-family residential mortgages and other consumer lending, and commercial lending primarily to locally owned small businesses and area municipalities.  New loans are primarily direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants, existing customers and the efforts and expertise of our business development officers.

During the first nine months of 2015, the Company experienced growth in state and political subdivision loans, which increased $7.7 million or 9.7%, other commercial and agricultural loans, which increased $6.2 million or 10.6%, commercial real estate, which increased $6.8 million or 3.6%, agricultural real estate loans, which increased $11.5 million or 46.7% and construction loans, which increased $3.8 million, or 59.9%. We continue to experience growth in the Mill Hall branch that opened in February 2015, as loans outstanding for this branch have increased $11.2 million in 2015. The Company attributes the increase in state and political loans, other commercial and agricultural, commercial real estate and agricultural real estate loans to the Company’s experienced lenders and their ability to identify and meet the needs of our customers while providing growth opportunities for the Company’s loan portfolio.  We also look at commercial relationships as a way to obtain deposits from farmers, small businesses and municipalities throughout our market area. Commercial loan demand is subject to significant competitive pressures, the yield curve, the strength of the overall national, regional and local economies. The local economy has been impacted significantly by natural gas exploration activities, which are impacted by regulations and changes in the market price of natural gas. Due to the low price for natural gas exploration activities remained curtailed. We work closely with local municipalities and school districts to meet their needs that otherwise would be provided by the municipal bond market.

Residential real estate loans decreased $7.2 million during the first nine months of 2015. Loan demand for conforming mortgages, which the Company typically sells on the secondary market has increased in 2015 when compared to 2014. During the first nine months of 2015, $13.5 million of loans were originated, which compares to $8.1 million originated during the same period in 2014. It should be noted that through September 30, 2015 and 2014, that $1.8 million and $3.1 million, respectively, of conforming mortgages were not sold, but were instead maintained in the Bank’s loan portfolio. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.  Management continues to build technologies which make it easier and more efficient for customers to choose the Company for their mortgage needs.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the nine months ended September 30, 2015 and for the years ended December 31, 2014, 2013, 2012 and 2011 (dollars in thousands):

	September 30,	December 31,
	2015	2014	2013	2012	2011
Balance
at beginning of period	$ 6,815	$ 7,098	$ 6,784	$ 6,487	$ 5,915
Charge-offs:
Real estate:
Residential	34	97	17	95	101
Commercial	56	516	62	2	29
Agricultural	-	-	-	-	-
Consumer	35	47	54	54	71
Other commercial and agricultural loans	41	250	1	21	6
Total loans charged-off	166	910	134	172	207
Recoveries:
Real estate:
Residential	-	-	5	-	-
Commercial	11	15	5	9	15
Agricultural	-	-	-	-	-
Consumer	25	27	33	33	57
Other commercial and agricultural loans	-	-	-	7	32
Total loans recovered	36	42	43	49	104
Net loans charged-off	130	868	91	123	103
Provision charged to expense	360	585	405	420	675
Balance at end of year	$ 7,045	$ 6,815	$ 7,098	$ 6,784	$ 6,487

Loans outstanding at end of period	$ 583,009	$ 554,105	$ 540,612	$ 502,463	$ 487,509
Average loans outstanding, net	$ 567,273	$ 540,541	$ 516,748	$ 496,822	$ 474,972
Non-performing assets:
Non-accruing loans	$ 6,319	$ 6,599	$ 8,097	$ 8,067	$ 9,165
Accrual loans - 90 days or more past due	668	836	697	506	275
Total non-performing loans	$ 6,987	$ 7,435	$ 8,794	$ 8,573	$ 9,440
Foreclosed assets held for sale	1,429	1,792	1,360	616	860
Total non-performing assets	$ 8,416	$ 9,227	$ 10,154	$ 9,189	$ 10,300

Annualized net charge-offs to average loans	0.03%	0.16%	0.02%	0.02%	0.02%
Allowance to total loans	1.21%	1.23%	1.31%	1.35%	1.33%
Allowance to total non-performing loans	100.83%	91.66%	80.71%	79.13%	68.72%
Non-performing loans as a percent of loans
net of unearned income	1.20%	1.34%	1.63%	1.71%	1.94%
Non-performing assets as a percent of loans
net of unearned income	1.44%	1.67%	1.88%	1.83%	2.11%

Management believes it uses the best information available when estimating the allowance for loan losses and that the allowance for loan losses is adequate as of September 30, 2015.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The balance in the allowance for loan losses was $7,045,000 or 1.21% of total loans as of September 30, 2015 as compared to $6,815,000 or 1.23% of loans as of December 31, 2014.  The $230,000 increase is a result of a $360,000 provision for the first nine months offset by net charge-offs of $130,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category as of September 30, 2015 and December 31, 2014, 2013, 2012 and 2011 (dollars in thousands):

	September 30		December 31
	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$ 913	30.6	$ 878	33.5	$ 946	34.6	$ 875	35.4	$ 805	37.7
Commercial, agricultural	3,803	40.1	3,870	38.9	4,558	39.8	4,437	38.8	4,132	37.9
Construction	17	1.7	26	1.1	50	1.7	38	2.4	15	1.7
Consumer	91	1.5	84	1.5	105	1.7	119	2.1	111	2.2
Other commercial and agricultural loans	1,445	11.1	1,224	10.6	942	10.0	728	9.5	674	9.1
State & political subdivision loans	586	15.0	545	14.4	330	12.2	271	11.8	235	11.4
Unallocated	190	N/A	188	N/A	167	N/A	316	N/A	515	N/A
Total allowance for loan losses	$ 7,045	100.0	$ 6,815	100.0	$ 7,098	100.0	$ 6,784	100.0	$ 6,487	100.0

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate total 40.1% of the loan portfolio, 52.2% of the allowance is assigned to this segment of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions.

The following table identifies amounts of loans contractually past due 30 to 89 days and non-performing loans by loan category, as well as the change from December 31, 2014 to September 30, 2015 in non-performing loans(dollars in thousands). Non-performing loans include those loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	September 30, 2015				December 31, 2014
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days				30 - 89 Days
	Past Due	90 Days Past	Non-	Total Non-	Past Due	90 Days Past	Non-	Total Non-
(in thousands)	Accruing	Due Accruing	accrual	Performing	Accruing	Due Accruing	accrual	Performing
Real estate:
Residential	$ 1,034	$ 409	$ 794	$ 1,203	$ 1,089	$ 346	$ 828	$ 1,174
Commercial	302	60	4,441	4,501	147	310	5,010	5,320
Agricultural	208	-	-	-	-	-	-	-
Consumer	41	-	52	52	75	6	47	53
Other commercial and
agricultural loans	421	199	1,032	1,231	761	174	714	888
Total nonperforming loans	$ 2,006	$ 668	$ 6,319	$ 6,987	$ 2,072	$ 836	$ 6,599	$ 7,435

	Change in Non-Performing Loans
	September 30, 2015 /December 31, 2014
(in thousands)	Amount	%
Real estate:
Residential	$ 29	2.5
Commercial	(819)	(15.4)
Agricultural	-	N/A
Consumer	(1)	(1.9)
Other commercial and
agricultural loans	343	38.6
Total nonperforming loans	$ (448)	(6.0)

For the nine month period ending September 30, 2015, we recorded a provision for loan losses of $360,000, which compares to $480,000 for the same time period in 2014. Non-performing loans decreased $448,000 or 6.0%, from December 31, 2014 to September 30, 2015, primarily due to loans charged off and loan payments. Approximately 62.0% of the Bank’s non-performing loans at September 30, 2015 are associated with the following three customer relationships:

•
A commercial customer with a total loan relationship of $3.3 million secured by 164 residential properties was considered non-accrual as of September 30, 2015. In the first quarter of 2011, the Company and borrower entered into a forbearance agreement to restructure the debt. In July of 2013, the customer filed for bankruptcy under Chapter 11 and a Trustee was appointed in January of 2014. In 2015, the Trustee has decreased the loan payments below what was agreed to in the forbearance agreement. This decrease is currently being litigated in bankruptcy court. As a result of the decrease, the relationship has become more than 90 days past due. In the second quarter of 2015, 25 appraisals were completed and management observed an additional 20 properties. These items did not note any significant change in collateral values. We continue to monitor the bankruptcy proceedings to identify potential changes in the customer’s operations and the impact these would have on the loan payments for our loans to the customer and the underlying collateral that supports these loans. As of September 30, 2015, there is no specific reserve for this relationship.

•
A commercial customer with a relationship of approximately $435,000, after a charge-off of $463,000 during the second quarter of 2014, secured by commercial real estate was considered non-accrual as of September 30, 2015. The current economic conditions have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and in the second quarter of 2014 charged-off of a portion of the balance associated with this customer, which was based on the appraised value of collateral and as a result there is no specific reserve as of September 30, 2015.

•
A commercial customer with a relationship of approximately $557,000 secured by vacant real estate, equipment and accounts receivable was considered non-accrual as of September 30, 2015. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer. Management reviewed the collateral and there is a specific reserve of $30,000 as of September 30, 2015.

Management of the Bank believes that the allowance for loan losses is adequate, which is based on the following factors:

•	One loan relationship comprises 47.8% of the non-performing loan balance, whose debt is well collateralized as of September 30, 2015.

•	Net and gross charge-offs have returned to their low historical rate of .03% on an annualized basis in the first half of 2015.
•
Real estate values in the Bank’s primary market area have remained stable. Additionally, our primary market area is predominately centered in a natural gas exploration and drilling area, and while the activities associated with this exploration are cyclical, it has provided a positive impact on the value of local real estate.

Bank Owned Life Insurance

The Company purchased bank owned life insurance to offset future employee benefit costs.  As of September 30, 2015, the cash surrender value of this life insurance is $20,773,000, which has resulted in income recognized in the first nine months of 2015 of $464,000 compared to $366,000 during the comparable period in 2014. The use of life insurance policies provides the Bank with an asset that will generate earnings to partially offset the current costs of benefits and eventually (at the death of the individuals) provides partial recovery of cash outflows associated with the benefits.

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

Premises and Equipment

Premises and equipment increased from $12.4 million at December 31, 2014 to $12.5 million at September 30, 2015. This occurred primarily as a result of costs associated with the construction of our branch in Mill Hall, which opened in February 2015.

Deposits

The following table shows the composition of deposits as of September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30,		December 31,
	2015		2014
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 106,957	13.4	$ 95,526	12.3
NOW accounts	223,719	28.0	226,038	29.2
Savings deposits	119,358	15.0	108,252	14.0
Money market deposit accounts	100,612	12.6	95,350	12.3
Certificates of deposit	247,202	31.0	248,767	32.2
Total	$ 797,848	100.0	$ 773,933	100.0

	September 30, 2015/
	December 31, 2014
	Change
	Amount	%
Non-interest-bearing deposits	$ 11,431	12.0
NOW accounts	(2,319)	(1.0)
Savings deposits	11,106	10.3
Money market deposit accounts	5,262	5.5
Certificates of deposit	(1,565)	(0.6)
Total	$ 23,915	3.1

Deposits increased $23.9 million since December 31, 2014. The largest driver of this increase was due to deposits from local municipalities, as they increased $22.2 million across various product types. This growth was driven by obtaining new customers and the receipt of ACT 13 impact fees, which are fees collected by Pennslyvania, on behalf of local municipalities, as a result of the exploration for natural gas. The decrease in NOW accounts was driven by a decrease in our senior checking product, the settlement of a large estate and a general decrease in business NOW accounts. Similar to the prior year, as CD’s mature, some customers are converting the balances to other deposits accounts at the bank. This is occurring as customers are seeking more liquidity during this low rate environment. The Bank currently does not have any outstanding brokered certificates of deposit.

Borrowed Funds

Borrowed funds increased $2.9 million during the first nine months of 2015. The increase was the result of borrowing $4.7 million from the FHLB on a long term basis and $2.0 million on a short term basis. These borrowings were offset by repaying $3.7 million of overnight borrowings from the FHLB. Additionally, there was a decrease of approximately $178,000 in the balances outstanding under repurchase agreements. The Bank’s current strategy for borrowings is to consider terms and structures to manage interest rate risk and liquidity in a potential rising interest rate environment. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

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

Total stockholders’ equity was $103.9 million at September 30, 2015 compared to $100.5 million at December 31, 2014, an increase of $3.4 million or 3.4%.  Excluding accumulated other comprehensive income stockholders’ equity increased $3.3 million, or 3.3%. The Company purchased 46,254 shares of treasury stock at a weighted average cost of $49.87 per share.  The Company reissued 3,956 shares as part of the dividend reinvestment program at a weighted average cost of $52.90, 3,340 shares as part of the restricted stock program at a weighted average cost of $52.42 and 1,206 shares as part of an incentive program at a weighted average cost of $52.90. In the first nine months of 2015, the Company had net income of $9.2 million and declared cash dividends of $4.0 million, or $1.32 per shares, representing a cash dividend payout ratio of 43.4%.

All of the Company’s investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. As a result of changes in the interest rate environment, accumulated other comprehensive income associated with the change in investment securities decreased $26,000 from December 31, 2014.

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under U.S. GAAP, regulatory reporting requirements, and regulatory capital standards. The Company and Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios  of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). 7 Management believes, as of September 30, 2015 and December 31, 2014, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2015, and December 31, 2014, the Company and Bank are categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company and Bank’s computed risk-based capital ratios are as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$ 110,645	18.67%	$ 47,406	8.00%	$ 59,258	10.00%
Bank	$ 103,477	17.51%	$ 47,266	8.00%	$ 59,083	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Company	$ 103,268	17.43%	$ 35,555	6.00%	$ 47,406	8.00%
Bank	$ 96,240	16.29%	$ 35,450	6.00%	$ 47,266	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$ 95,768	16.16%	$ 26,666	4.50%	$ 38,517	6.50%
Bank	$ 96,240	16.29%	$ 26,587	4.50%	$ 38,404	6.50%

Tier 1 Capital (to Average Assets):
Company	$ 103,268	10.99%	$ 37,582	4.00%	$ 46,978	5.00%
Bank	$ 96,240	10.26%	$ 37,515	4.00%	$ 46,894	5.00%

December 31, 2014
Total Capital (to Risk Weighted Assets):
Company	$ 106,891	18.55%	$ 46,105	8.00%	$ 57,631	10.00%
Bank	$ 97,498	16.97%	$ 45,969	8.00%	$ 57,462	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Company	$ 99,692	17.30%	$ 23,053	4.00%	$ 34,579	6.00%
Bank	$ 90,500	15.75%	$ 22,985	4.00%	$ 34,477	6.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	N/A	N/A	N/A	N/A	N/A	N/A
Bank	N/A	N/A	N/A	N/A	N/A	N/A

Tier 1 Capital (to Average Assets):
Company	$ 99,692	10.99%	$ 36,272	4.00%	$ 45,341	5.00%
Bank	$ 90,500	10.00%	$ 36,218	4.00%	$ 45,273	5.00%

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Commitments to extend credit	$ 126,961	$ 108,951
Standby letters of credit	9,950	10,389
	$ 136,911	$ 119,340

The increase in the amount of outstanding commitments to extend credit was driven by commitments to commercial and municipal interests in our local market area.

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at September 30, 2015 and December 31, 2014 was $12,411,000 and $12,360,000, respectively.  The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other significant uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first nine months of 2015 were $633,000, primarily related to our Mill Hall branch, compared to $555,000 during the same time period in 2014.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short-term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $251.2 million, of which $31.4 million was outstanding at September 30, 2015. Additionally, we have a Federal funds line totaling $10.0 million from a third party bank at market rates.  This line is not drawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $8.2 million, which also is not drawn upon as of September 30, 2015. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At September 30, 2015, Citizens Financial Services, Inc. (on an unconsolidated basis) had liquid assets of $5.8 million.

Interest Rate and Market Risk Management

The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances and the market value risk of assets and liabilities.

Because of the nature of our operations, we are not subject to foreign currency exchange or commodity price risk and, because we have no trading portfolio, we are not subject to trading risk. Currently, the Company has equity securities that represent only 0.6% of its investment portfolio and, therefore, equity risk is not significant.

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

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company’s risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of September 30, 2015 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-100 Shock	$ 29,598	$ (266)	(0.89)
Base	29,864	-	-
+100 Shock	28,880	(984)	(3.29)
+200 Shock	28,130	(1,734)	(5.81)
+300 Shock	27,152	(2,712)	(9.08)
+400 Shock	26,097	(3,767)	(12.61)

The model makes estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage backed securities, call activity of other investment securities, and deposit selection, re-pricing and maturity structure.  Because of these assumptions, actual results could differ significantly from these estimates which would result in significant differences in the calculated projected change on net interest income. Additionally, the changes above do not necessarily represent the level of change under which management would undertake specific measures to realign its portfolio in order to reduce the projected level of change. It should be noted that the changes in net interest income noted above are in line with Company policy for interest rate risk.

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

(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. At September 30, 2015 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
7/1/15 to 7/31/15	-	$0.00	-	54,213
8/1/15 to 9/31/15	16,887	$48.55	16,887	37,326
9/1/15 to 9/30/15	10,579	$47.15	10,579	26,747
Total	27,466	$48.01	27,466	26,747

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
101 **
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Cash Flows (unaudited) and (v) related notes (unaudited).

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

Citizens Financial Services, Inc.

November 5, 2015	By:	/s/ Randall E. Black
Randall E. Black
President and Chief Executive Officer (Principal Executive Officer)

November 5, 2015	By:	/s/ Mickey L. Jones
Mickey L. Jones
Chief Financial Officer (Principal Accounting Officer)