Form 10-K
period 2015-12-31
CITIZENS FINANCIAL SERVICES INC
filed 2016-03-10
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

■     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2015

or

□     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-13222

CITIZENS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	23-2265045
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
15 South Main Street, Mansfield, Pennsylvania	16933
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(570) 662-2121

Securities registered pursuant to Section 12(b) of the Act:	None

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
    □  Yes     ■  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $131,083,374 as of June 30, 2015.

As of February 23, 2016, there were 3,335,876 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference to the Registrant’s Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders.

Citizens Financial Services, Inc. Form 10-K INDEX
Page
PART I
ITEM 1 – BUSINESS	1 – 8
ITEM 1A – RISK FACTORS	8 – 14
ITEM 1B – UNRESOLVED STAFF COMMENTS	14
ITEM 2 – PROPERTIES	14
ITEM 3 – LEGAL PROCEEDINGS	14
ITEM 4 – MINE SAFETY DISCLOSURES	14
PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	15 – 16
ITEM 6 – SELECTED FINANCIAL DATA	17
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18 – 47
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	47
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	48 – 100
ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	101
ITEM 9A – CONTROLS AND PROCEDURES	101
ITEM 9B– OTHER INFORMATION	101
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	102
ITEM 11 – EXECUTIVE COMPENSATION	102
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	102 – 103
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	103
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES	103
PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	104 – 105
SIGNATURES	106

PART I

ITEM 1 – BUSINESS.

CITIZENS FINANCIAL SERVICES, INC.

Citizens Financial Services, Inc. (the “Company”), a Pennsylvania corporation, was incorporated on April 30, 1984 to be the holding company for First Citizens Community Bank (the “Bank”), which until 2012, and in connection with its conversion from a national bank to a Pennsylvania-chartered bank and trust company, operated under the name First Citizens National Bank. The Company is primarily engaged in the ownership and management of the Bank and the Bank’s wholly-owned insurance agency subsidiary, First Citizens Insurance Agency, Inc. On December 11, 2015, the Company completed the acquisition of The First National Bank of Fredericksburg (“FNB”) by merging FNB into the Bank, with the Bank as the resulting institution.

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

The Bank’s main office is located at 15 South Main Street, Mansfield, (Tioga County) Pennsylvania.  The Bank’s primary market area consists of the Pennsylvania Counties of Bradford, Clinton, Potter and Tioga in north central Pennsylvania.  It also includes Allegany, Steuben, Chemung and Tioga Counties in Southern New York.  With the completion of the FNB acquisition, the Bank has added seven additional banking offices in south central Pennsylvania; four offices in Lebanon Country, two offices in Schuylkill County, and one office in Berks County. The economy of the Bank’s market areas are diversified and include manufacturing industries, wholesale and retail trade, service industries, agricultural and the production of natural resources of gas and timber.  We are dependent geographically upon the economic conditions in both north central and south central Pennsylvania, as well as the southern tier of New York.  In addition to the main office in Mansfield and the additional seven offices acquired from FNB, the Bank has 16 other full service branch offices in its market areas.

As of December 31, 2015, the Bank had 229 full time employees and 51 part-time employees, resulting in 246 full time equivalent employees at our corporate offices and other banking locations.

COMPETITION

The banking industry in the Bank’s service area is intensely competitive, both among commercial banks and with financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies, credit unions, mortgage banking firms, financial companies, financial affiliates of industrial companies, internet entities, and government sponsored agencies, such as Freddie Mac and Fannie Mae, provide additional competition for loans and other financial services.  The overall economy, which continues to be sluggish, has also increased competitive pressures particularly for entities seeking loan growth.  Additionally, north central Pennsylvania has benefited from additional wealth resulting from the exploration for natural gas in our primary market.  This has resulted in increased competition from brokerage firms and retirement fund management firms.  The Bank is generally competitive with all competing financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

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

THE DODD-FRANK ACT

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) has significantly changed the current bank regulatory structure and will affect it into the immediate future the lending and investment activities and general operations of depository institutions and their holding companies.

The Dodd-Frank Act requires the FRB to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depository institutions; the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless (i) such securities are issued by bank holding companies with assets of less than $500 million or (ii) such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The exclusion of such proceeds are phased in over a three year period beginning in 2013.

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

Under provisions of the Dodd-Frank Act referred to as the “Volcker Rule” certain limitations are placed on the ability of bank holding companies and their affiliates to engage in sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds (collectively “covered funds”). The Volcker Rule also places restrictions on proprietary trading, which could impact certain hedging activities. The Volcker Rule became fully effective in July 2015. We do not expect this rule to have a material impact on the Company.

The Dodd-Frank Act requires various federal agencies to promulgate numerous and extensive implementing regulations. Although the substance and scope of many of these regulations cannot be determined at this time, particularly those provisions relating to the new Consumer Financial Protection Bureau, the Dodd-Frank Act and implementing regulations may have a material impact on operations through, among other things, increased compliance costs, heightened regulatory supervision, and higher interest expense.

CURRENT CAPITAL REQUIREMENTS

Federal regulations require FDIC-insured depository institutions, including state-chartered, FRB-member banks, to meet several minimum capital standards.  These capital standards were effective January 1, 2015, and result from a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6.0% and 8.0%, respectively, and a leverage ratio of at least 4% of Tier 1 capital.  Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital.  Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  The Company has exercised the AOCI opt-out option and therefore AOCI is not incorporated into common equity Tier 1 capital.  Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset.  Higher levels of capital are required for asset categories believed to present greater risk.  For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions by the institution and certain discretionary bonus payments to management if an institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

The FRB has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances.

As of December 31, 2015, we met all applicable capital adequacy requirements.

PROMPT CORRECTIVE ACTION RULES

Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions.  The law requires that certain supervisory actions be taken against undercapitalized institutions, the severity of which depends on the degree of undercapitalization.  The FRB has adopted regulations to implement the prompt corrective action legislation as to state member banks.  The regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015.  An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater.  An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater.  An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%.  An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%.  An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

Subject to a narrow exception, a receiver or conservator must be appointed for an institution that is “critically undercapitalized” within specified time frames.  The regulations also provide that a capital restoration plan must be filed with the FRB within 45 days of the date an institution is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the capital restoration plan must be guaranteed by any parent holding company up to the lesser of 5% of the depository institution’s total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  The FRB could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.

STANDARDS FOR SAFETY AND SOUNDNESS

The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness in various areas such as internal controls and information systems, internal audit, loan documentation and credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation, fees and benefits.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the FRB determines that a state member bank fails to meet any standard prescribed by the guidelines, the FRB may require the institution to submit an acceptable plan to achieve compliance with the standard.

ENFORCEMENT

The PDB maintains enforcement authority over the Bank, including the power to issue cease and desist orders and civil money penalties and remove directors, officers or employees.  The PDB also has the power to appoint a conservator or receiver for a bank upon insolvency, imminent insolvency, unsafe or unsound condition or certain other situations.  The FRB has primary federal enforcement responsibility over FRB-member state banks and has authority to bring actions against the institution and all institution-affiliated parties, including shareholders, who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on the bank. Formal enforcement action may range from the issuance of a capital directive or a cease and desist order, to removal of officers and/or directors.  Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases.  The FDIC, as deposit insurer, has the authority to recommend to the FRB that enforcement action be taken with respect to a member bank.  If the FRB does not take action, the FDIC has authority to take such action under certain circumstances.  In general, regulatory enforcement actions occur with respect to situations involving unsafe or unsound practices or conditions, violations of law or regulation or breaches of fiduciary duty.  Federal and Pennsylvania law also establish criminal penalties for certain violations.

REGULATORY RESTRICTIONS ON BANK DIVIDENDS

The Bank may not declare a dividend without approval of the FRB, unless the dividend to be declared by the Bank's Board of Directors does not exceed the total of:  (i) the Bank's net profits for the current year to date, plus (ii) its retained net profits for the preceding two years, less any required transfers to surplus.

Under Pennsylvania law, the Bank may only declare and pay dividends from its accumulated net earnings.  In addition, the Bank may not declare and pay dividends from the surplus funds that Pennsylvania law requires that it maintain.  Under these policies and subject to the restrictions applicable to the Bank, the Bank could have declared, during 2015, without prior regulatory approval, aggregate dividends of approximately $9.2 million, plus net profits earned to the date of such dividend declaration.

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

As required by the Dodd-Frank Act, the FDIC has issued final rules implementing changes to the assessment rules. The rules change the assessment base used for calculating deposit insurance assessments from deposits to total assets less tangible (Tier 1) capital. Since the new base is larger than the previous base, the FDIC also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. The range of adjusted assessment rates is now 2.5 to 45 basis points of the new assessment base. The rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which are thought to have greater access to nondeposit funding. No institution may pay a dividend if it is in default of its assessments.  As a result of the Dodd-Frank Act, deposit insurance per account owner is $250,000 for all types of accounts.

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

FEDERAL RESERVE SYSTEM

Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily NOW and regular checking accounts). For 2016, the Bank is required to maintain average daily reserves equal to 3% on aggregate transaction accounts of up to $110.0 million, plus 10% on the remainder, and the first $15.2 million of otherwise reservable balances will be exempt. These reserve requirements are subject to annual adjustment by the FRB.  The Bank is in compliance with the foregoing requirements.

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

HOLDING COMPANY REGULATION

The Company, as a bank holding company, is subject to examination, supervision, regulation, and periodic reporting under the BHCA, as administered by the FRB.  The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company.  Prior FRB approval would be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company.

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

Local economic conditions are impacted by the exploration and drilling activities for natural gas in the in the Marcellus and Utica Shale formations.

Our market area is predominately centered in the Marcellus and Utica Shale natural gas exploration and drilling area, and as a result, the economy in north central Pennsylvania has become increasingly influenced by the natural gas industry.  Loan demand, deposit levels and the market value of local real estate have been impacted by this activity.  While the Company does not lend to the various entities directly engaged in exploration, drilling or production activities, many of our customers provide transportation and other services and products that support natural gas exploration and production activities.  Therefore, our customers could be negatively impacted by the market price for natural gas as a significant downturn in this industry could impact the ability of our borrowers to repay their loans in accordance with their terms.  Additionally, exploration and drilling activities may be affected by federal, state and local laws and regulations such as restrictions on production, permitting, changes in taxes and environmental protection.  Regulatory and market pricing of natural gas could also impact and/or reduce demand for loans and deposit levels.  These factors could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our allowance for loan losses amounted to $7.1 million, or 1.02% of total loans outstanding and 99.3% of nonperforming loans, at December 31, 2015. Our allowance for loan losses at December 31, 2015 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at December 31, 2015, we had a total of 29 loan relationships with outstanding balances that exceeded $3.0 million, 28 of which were performing according to their original terms. However, the deterioration of one or more of these loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

Our emphasis on commercial real estate, agricultural, construction and municipal lending may expose us to increased lending risks.

At December 31, 2015, we had $237.5 million in loans secured by commercial real estate, $57.8 million in agricultural loans, $15.0 million in construction loans and $98.5 million in municipal loans. Commercial real estate loans, agricultural, construction and municipal loans represented 34.2%, 8.3%, 2.2% and 14.1%, respectively, of our loan portfolio.  At December 31, 2015, we had $4.4 million of reserves specifically allocated to these loan types.  While commercial real estate, agricultural, construction and municipal loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans.

Loan participations have been a significant source of loan originations in recent periods and a decline in loan participation volume could hurt profits and slow loan growth.

We have actively engaged in loan participations in recent periods whereby we are invited to participate in loans, primarily commercial real estate and municipal loans, originated by another financial institution known as the lead lender.  We have participated with other financial institutions in both our primary markets and out of market areas. Loan participations accounted for approximately $14.3 million, $14.4 million and $13.1 million, or 37.6%, 100% and 50.4% of the Company’s net organic loan growth during 2013, 2014 and 2015, respectively.  Our profits and loan growth could be significantly and adversely affected if the volume of loan participations would materially decrease, whether because loan demand declines, loan payoffs, lead lenders may come to perceive us as a potential competitor in their respective market areas, or otherwise.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio monthly and at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2015, our investment portfolio included available for sale investment securities with an amortized cost of $356.4 million and a fair value of $359.7 million, which included unrealized losses on 91 securities totaling $801,000.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Failure to resolve the Pennsylvania state budget impasse could hurt our profits, asset values and liquidity.

The Company makes loans to, invests in securities issued by, and maintains deposit accounts of Pennsylvania municipalities, primarily school districts.  Until funding was distributed in January 2016, the state budget impasse resulted in the non-receipt by municipalities of state subsidies, which is a significant source of cash flow needed to meet their financial obligations.  If the budget impasse remains unresolved, we may incur losses on loans granted to municipalities as well as incur losses, including impairment losses as a result of credit rating downgrades or otherwise, on municipal securities in which we invest.  The continuing budget impasse may also reduce municipal funds on deposit with the Company, which could hurt our liquidity and our earnings if we would have to resort to higher cost funding sources to meet our liquidity needs.

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

As a result of the acquisition of FNB, the Bank acquired a portfolio of loans sold to the FHLB, which were sold under the Mortgage Partnership Finance Program ("MPF"). The Bank is no longer an active participant in the MPF program. The MPF portfolio balance was $40,437,000 at December 31, 2015, respectively. The FHLB maintains a first-loss position for the MPF portfolio that totals $104,000. Should the FHLB exhaust its first-loss position, recourse to the Bank's credit enhancement would be up to the next $4,345,000 of losses. The Bank has not experienced any losses for the MPF portfolio.

The Company’s financial condition and results of operations are dependent on the economy in the Bank’s market area.

The Bank’s primary market area consists of the Pennsylvania Counties of Bradford, Clinton, Potter, and Tioga in north central Pennsylvania and Allegany, Steuben, Chemung and Tioga Counties in southern New York.  With the acquisition of FNB, south central Pennsylvania counties of Lebanon, Schuylkill and Berks represents a new market area.  As of December 31, 2015, management estimates that approximately 92.1% of deposits and 77.0% of loans came from households whose primary address is located in the Bank’s primary market area.  Because of the Bank’s concentration of business activities in its market area, the Company’s financial condition and results of operations depend upon economic conditions in its market area.  Adverse economic conditions in our market areas could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.  Conditions such as inflation, recession, unemployment, high interest rates and short money supply and other factors beyond our control may adversely affect our profitability.  We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the States of Pennsylvania and New York could adversely affect the value of our assets, revenues, results of operations and financial condition.  Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

A return of recessionary conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Although the U.S. economy is not currently in a recession, economic growth has been slow and uneven, and the percentage of people out of the workforce or uemployed remains elevated. A return to prolonged deteriorating economic conditions and/or continued negative developments in the domestic and international credit markets could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.

We may fail to realize all of the anticipated benefits of the acquisition of FNB.

With the FNB acquisition, the Company entered into a new banking market area.  The success of the FNB acquisition will depend upon, in part, the Company’s ability to realize the anticipated benefits and cost savings from combining the businesses of the Company and FNB.  To realize these anticipated benefits and cost savings, the businesses must be successfully combined and operated.  If the Company is not able to achieve these objectives, the anticipated benefits, including growth and cost savings related to the combined businesses, may not be realized at all or may take longer to realize than expected.  If the Company fails to realize the anticipated benefits of the acquisition, the Company’s results of operations could be adversely affected.

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

Strong competition within the Bank’s market areas could hurt profits and slow growth.

The Bank faces intense competition both in making loans and attracting deposits.  This competition has made it more difficult for the Bank to make new loans and at times has forced the Bank to offer higher deposit rates.  Price competition for loans and deposits might result in the Bank earning less on loans and paying more on deposits, which would reduce net interest income.  Competition also makes it more difficult to increase the volume of our loan and deposit portfolios.  As of June 30, 2015, which is the most recent date for which information is available, we held 35.5% of the FDIC insured deposits in Bradford, Potter and Tioga Counties, Pennsylvania, which was the largest share of deposits out of eight financial institutions with offices in the area, and 6.1% of the FDIC insured deposits in Allegany County, New York, which was the fourth largest share of deposits out of five financial institutions with offices in this area. As of June 30, 2015, which is prior to the acquisition by the Company, FNB held 6.9% of the deposits in Lebanon County, Pennsylvania. This data does not include deposits held by credit unions. Competition also makes it more difficult to hire and retain experienced employees.  Some of the institutions with which the Bank competes have substantially greater resources and lending limits than the Bank has and may offer services that the Bank does not provide.  Management expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  The Bank’s profitability depends upon its continued ability to compete successfully in its market area.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2 – PROPERTIES.

The headquarters of the Company and Bank are located at 15 South Main Street, Mansfield, Pennsylvania. The building contains the central offices of the Company and Bank. Our bank owns twenty one banking facilities and leases four other facilities. All buildings owned by the Bank are free of any liens or encumbrances.

The net book value of owned banking facilities and leasehold improvements totaled $16,317,000 as of December 31, 2015.  The properties are adequate to meet the needs of the employees and customers. We have equipped all of our facilities with current technological improvements for data processing.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's stock is not listed on any stock exchange, but it is quoted on the OTC Pink Market under the trading symbol CZFS.  Prices presented in the table below are bid prices between broker-dealers published by the OTC Pink Market and the Pink Sheets Electronic Quotation Service.  The prices do not include retail markups or markdowns or any commission to the broker-dealer.  The bid prices do not necessarily reflect prices in actual transactions.  Cash dividends are declared on a quarterly basis and are summarized in the table below

			Dividends			Dividends
	2015		declared	2014		declared
	High	Low	per share	High	Low	per share
First quarter	$ 53.63	$ 49.39	$ 0.405	$ 52.56	$ 47.00	$ 0.385
Second quarter	50.14	48.00	0.405	53.56	50.02	0.385
Third quarter	49.89	45.50	0.510	52.59	50.86	1.000
Fourth quarter	49.22	45.50	0.410	53.34	51.51	0.400

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

As of February 23, 2016, the Company had approximately 1,738 stockholders of record.  The computation of stockholders of record excludes investors whose shares were held for them by a bank or broker at that date. The following table presents information regarding the Company’s stock repurchases during the three months ended December 31, 2015:

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

10/1/15 to 10/31/15	1	$48.15	1	176,746
11/1/15 to 11/31/15	3,147	$46.00	3,147	173,599
12/1/15 to 12/31/15	63	$46.00	63	173,536
Total	3,211	$46.00	3,211	173,536

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

(2)
On October 20, 2015, the Company announced that the Board of Directors authorized the Company to repurchase up to an additional 150,000 shares.  The repurchases will be conducted through open-market purchases or privately negotiated transactions and will be made from time to time depending on market conditions and other factors.  No time limit was placed on the duration of the share repurchase program.  Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Set forth below is a line graph comparing the yearly dollar changes in the cumulative shareholder return on the Company’s common stock against the cumulative total return of the S&P 500 Stock index, SNL Mid-Atlantic Bank Index and SNL Bank $500 Million to $1 Billion index for the period of seven fiscal years assuming the investment of $100.00 on December 31, 2008 and assuming the reinvestment of dividends. The $1 Billion to $5 Billion Index was added to the chart in 2015 due to the Company exceeding $1.0 billion in assets in December as a result of the FNB acquisition.  The shareholder return shown on the graph below is not necessarily indicative of future performance and was obtained from SNL Financial LC, Charlottesville, VA.

Total Return Performance
Index Value
0
50
100
150
200
250
300
350
400
Citizens Financial Services, Inc.
S&P 500
SNL Mid-Atlantic Bank
SNL Bank $1B-$5B
SNL Bank $500M-$1B
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Citizens Financial Services, Inc.	100.00	139.87	210.87	204.87	268.13	362.46	378.63	358.26
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19	259.43	263.02
SNL Mid-Atlantic Bank	100.00	105.27	122.81	92.26	123.59	166.59	181.49	188.30
SNL Bank $1B-$5B	100.00	71.68	81.25	74.10	91.37	132.87	138.93	155.51
SNL Bank $500M-$1B	100.00	95.24	103.96	91.46	117.25	152.05	166.81	188.27

ITEM 6 - SELECTED FINANCIAL DATA.

The following table sets forth certain financial data as of and for each of the years in the five year period ended December 31, 2015:

(in thousands, except share data)	2015	2014	2013	2012	2011
Interest and dividend income	$ 35,653	$ 35,291	$ 36,234	$ 38,085	$ 38,293
Interest expense	4,820	4,953	6,315	7,659	9,683
Net interest income	30,833	30,338	29,919	30,426	28,610
Provision for loan losses	480	585	405	420	675
Net interest income after provision
for loan losses	30,353	29,753	29,514	30,006	27,935
Non-interest income	6,994	6,740	6,982	7,364	6,625
Investment securities gains, net	429	616	441	604	334
Non-interest expenses	23,429	20,165	19,810	19,428	18,452
Income before provision for income taxes	14,347	16,944	17,127	18,546	16,442
Provision for income taxes	2,721	3,559	3,752	4,331	3,610
Net income	$ 11,626	$ 13,385	$ 13,375	$ 14,215	$ 12,832

Per share data:
Net income - Basic (1)	$ 3.84	$ 4.41	$ 4.38	$ 4.61	$ 4.12
Net income - Diluted (1)	3.83	4.40	4.38	4.60	4.12
Cash dividends declared (1)	1.73	2.17	1.21	1.49	1.08
Stock dividend	0%	1%	5%	1%	1%
Book value (1) (2)	35.97	32.83	30.64	27.62	24.64

End of Period Balances:
Total assets	$1,162,984	$ 925,048	$ 914,934	$ 882,427	$ 878,567
Total investments	359,737	306,146	317,301	310,252	318,823
Loans	695,031	554,105	540,612	502,463	487,509
Allowance for loan losses	7,106	6,815	7,098	6,784	6,487
Total deposits	988,031	773,933	748,316	737,096	733,993
Total borrowings	41,631	41,799	66,932	46,126	53,882
Stockholders' equity	119,760	100,528	92,056	89,475	81,468

Key Ratios
Return on assets (net income to average total assets)	1.22%	1.48%	1.51%	1.62%	1.52%
Return on equity (net income to average total equity)	11.20%	13.73%	14.89%	17.48%	17.86%
Equity to asset ratio (average equity to average total assets,
excluding other comprehensive income)	10.91%	10.74%	10.13%	9.26%	8.49%
Net interest margin	3.76%	3.84%	3.87%	3.99%	3.94%
Efficiency	54.50%	48.61%	48.12%	46.10%	46.23%
Dividend payout ratio (dividends declared divided by net income)	46.00%	49.32%	27.63%	32.37%	26.30%
Tier 1 leverage	11.01%	10.99%	10.42%	9.70%	8.83%
Common equity risk based capital	14.14%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital	15.20%	17.30%	16.44%	16.21%	14.94%
Total risk-based capital	16.23%	18.55%	17.75%	17.50%	16.23%
Nonperforming assets/total loans	1.22%	1.67%	1.88%	1.83%	2.11%
Nonperforming loans/total loans	1.03%	1.34%	1.63%	1.71%	1.94%
Allowance for loan losses/total loans	1.02%	1.23%	1.31%	1.35%	1.33%
Net charge-offs/average loans	0.03%	0.16%	0.02%	0.02%	0.02%

(1) Amounts were adjusted to reflect stock dividends.
(2) Calculation excludes accumulated other comprehensive income (loss).

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

·	The agricultural economy is subject to extreme swings in both the costs of resources and the prices received from the sale of products, which could negatively impact our customers.
·	The budget impasse in the Commonwealth of Pennsylvania could impact our asset values, liquidity and profitability.
·
Companies providing support services related to the exploration and drilling of the natural gas reserves in our market area may be affected by federal, state and local laws and regulations such as restrictions on production, permitting, changes in taxes and environmental protection, which could negatively impact our customers and, as a result, negatively impact our loan and deposit volume and loan quality. Additionally, the activities the companies providing support services related to the exploration and drilling of the natural gas reserves may be dependent on the market price of natural gas.  As a result, decreases in the market price of natural gas could also negatively impact these companies, our customers.

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

Our Company currently engages in the general business of banking throughout our service area of Potter, Tioga, Clinton and Bradford counties in north central Pennsylvania, Lebanon, Berks and Schuylkill counties in south central Pennsylvania and Allegany county in southern New York. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 25 banking facilities, 24 of which operate as bank branches.  In Pennsylvania, these offices are located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg and three branches near the city of Lebanon, Pennsylvania. In New York, our office is in Wellsville.

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

TRUST AND INVESTMENT SERVICES; OIL AND GAS SERVICES

Our Investment and Trust Division is committed to helping our customers meet their financial goals.  The Trust Division offers professional trust administration, investment management services, estate planning and administration, custody of securities and individual retirement accounts.  Assets held by the Bank in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Bank. As of December 31, 2015 and 2014, assets owned and invested by customers of the Bank through the Bank’s investment representatives totaled $119.7 million and $111.7 million, respectively.  Additionally, as summarized in the table below, the Trust Department had assets under management as of December 31, 2015 and 2014 of $110.2 million and $100.7 million, respectively. The increase in assets under management is due to several factors with the primary increased being due to the acquisition of FNB, which increased assets under management by $12.4 million. The Company also assigned a value to mineral rights in 2015 that resulted in a $2.8 million increase. These increases were offset by net withdrawals/account closings of $6.2 million. Changes in market values resulted in an approximately $500,000 increase in assets under management.

(market values - in thousands)	2015	2014
INVESTMENTS:
Bonds	$ 16,425	$ 15,558
Stock	18,574	17,925
Savings and Money Market Funds	12,437	12,395
Mutual Funds	58,644	53,456
Mineral interests	2,781	-
Mortgages	686	701
Real Estate	565	637
Miscellaneous	68	49
TOTAL	$ 110,180	$ 100,721
ACCOUNTS:
Trusts	26,746	21,268
Guardianships	1,274	1,684
Employee Benefits	46,888	41,289
Investment Management	35,268	36,478
Custodial	4	2
TOTAL	$ 110,180	$ 100,721

Our financial consultants offer full service brokerage and financial planning services throughout the Bank’s market areas.  Appointments can be made at any Bank branch.  Products such as mutual funds, annuities, health and life insurance are made through our insurance subsidiary, First Citizens Insurance Agency, Inc.

In addition to the trust and investment services offered we have a mineral management division, which serves as a network of experts to assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. As of December 31, 2015, customers owning 6,653 acres have signed agreements with the Bank that provide for the Bank to manage oil and gas matters related to the customers land, which may include negotiating lease payments and royalty percentages, resolving leasing issues, accounting for and ensuring the accuracy of royalty checks, distributing revenue to satisfy investment objectives and providing customized reports outlining payment and distribution information.

RESULTS OF OPERATIONS

Net income for the year ended December 31, 2015 was $11,626,000, which represents a decrease of $1,759,000, or 13.1%, when compared to the 2014 related period.  Net income for the year ended December 31, 2014 was $13,385,000, which represents an increase of $10,000, or 0.1%, when compared to the 2013 related period.  Basic earnings per share were $3.84, $4.41, and $4.38 for the years ended 2015, 2014 and 2013, respectively. Diluted earnings per share were $3.83, $4.40 and  $4.38 for the years ended 2015, 2014 and 2013, respectively.

Net income is influenced by five key components: net interest income, provision for loan losses, non-interest income, non-interest expenses, and the provision for income taxes.

Net Interest Income

The most significant source of revenue is net interest income; the amount of interest earned on interest-earning assets exceeding interest paid on interest-bearing liabilities.  Factors that influence net interest income are changes in volume of interest-earning assets and interest-bearing liabilities as well as changes in the associated interest rates.

The following table sets forth our Company’s average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created. It should be noted that average balances and rates for 2015 were slightly impacted by the acquisition of FNB, which closed on December 11, 2015:

Analysis of Average Balances and Interest Rates
	2015			2014			2013
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	12,218	20	0.16	8,479	9	0.11	15,024	25	0.17
Total short-term investments	12,218	20	0.16	8,479	9	0.11	15,024	25	0.17
Interest bearing time deposits at banks	6,215	122	1.97	3,651	73	2.00	743	15	2.02
Investment securities:
Taxable	202,991	3,320	1.64	212,338	3,531	1.66	215,746	3,807	1.76
Tax-exempt (3)	97,852	4,776	4.88	96,954	5,082	5.24	92,911	5,159	5.55
Total investment securities	300,843	8,096	2.69	309,292	8,613	2.78	308,657	8,966	2.90
Loans:
Residential mortgage loans	182,877	10,059	5.50	187,057	10,582	5.66	181,887	10,941	6.02
Construction loans	8,518	438	5.14	5,237	247	4.71	13,098	647	4.94
Commercial & agricultural loans	292,518	15,294	5.23	270,164	14,618	5.41	252,242	14,794	5.87
Loans to state & political subdivisions	85,631	3,815	4.45	69,440	3,225	4.64	59,759	2,647	4.43
Other loans	8,448	676	8.00	8,643	703	8.13	9,762	802	8.22
Loans, net of discount (2)(3)(4)	577,992	30,282	5.24	540,541	29,375	5.43	516,748	29,831	5.77
Total interest-earning assets	897,268	38,520	4.29	861,963	38,070	4.42	841,172	38,837	4.62
Cash and due from banks	4,197			3,781			3,750
Bank premises and equipment	12,837			11,454			11,375
Other assets	36,781			30,152			29,905
Total non-interest earning assets	53,789			45,387			45,030
Total assets	951,083			907,350			886,202
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	230,675	801	0.35	219,473	764	0.35	209,275	791	0.38
Savings accounts	119,021	144	0.12	101,639	119	0.12	92,095	146	0.16
Money market accounts	98,452	481	0.49	91,373	424	0.46	85,688	405	0.47
Certificates of deposit	250,952	2,687	1.07	257,723	3,040	1.18	271,862	3,765	1.38
Total interest-bearing deposits	699,100	4,113	0.59	670,208	4,347	0.65	658,920	5,107	0.78
Other borrowed funds	36,700	707	1.93	39,209	606	1.55	42,214	1,208	2.86
Total interest-bearing liabilities	735,800	4,820	0.66	709,417	4,953	0.70	701,134	6,315	0.90
Demand deposits	102,977			92,878			87,496
Other liabilities	8,510			7,578			7,767
Total non-interest-bearing liabilities	111,487			100,456			95,263
Stockholders' equity	103,796			97,477			89,805
Total liabilities & stockholders' equity	951,083			907,350			886,202
Net interest income		33,700			33,117			32,522
Net interest spread (5)			3.63%			3.72%			3.72%
Net interest income as a percentage
of average interest-earning assets			3.76%			3.84%			3.87%
Ratio of interest-earning assets
to interest-bearing liabilities			1.22			1.22			1.20

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

Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the 34% Federal statutory rate.  Accordingly, tax equivalent adjustments for investments and loans have been made accordingly to the previous table for the years ended December 31, 2015, 2014 and 2013, respectively (in thousands):

	2015	2014	2013
Interest and dividend income from investment securities,
interest bearing time deposits and short-term investments (non-tax adjusted)	$ 6,614	$ 6,967	$ 7,252
Tax equivalent adjustment	1,624	1,728	1,754
Interest and dividend income from investment securities,
interest bearing time deposits and short-term investments (tax equivalent basis)	$ 8,238	$ 8,695	$ 9,006

	2015	2014	2013
Interest and fees on loans (non-tax adjusted)	$ 29,039	$ 28,324	$ 28,982
Tax equivalent adjustment	1,243	1,051	849
Interest and fees on loans (tax equivalent basis)	$ 30,282	$ 29,375	$ 29,831

	2015	2014	2013
Total interest income	$ 35,653	$ 35,291	$ 36,234
Total interest expense	4,820	4,953	6,315
Net interest income	30,833	30,338	29,919
Total tax equivalent adjustment	2,867	2,779	2,603
Net interest income (tax equivalent basis)	$ 33,700	$ 33,117	$ 32,522

The following table shows the tax-equivalent effect of changes in volume and rates on interest income and expense (in thousands):

Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis
	2015 vs. 2014 (1)			2014 vs. 2013 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ 5	$ 6	$ 11	$ (9)	$ (7)	$ (16)
Interest bearing time deposits at banks	50	(1)	49	58	-	58
Investment securities:
Taxable	(154)	(57)	(211)	(59)	(217)	(276)
Tax-exempt	47	(353)	(306)	270	(347)	(77)
Total investment securities	(107)	(410)	(517)	211	(564)	(353)
Total investment income	(52)	(405)	(457)	260	(571)	(311)
Loans:
Residential mortgage loans	(234)	(289)	(523)	328	(687)	(359)
Construction loans	166	25	191	(371)	(29)	(400)
Commercial & agricultural loans	1,141	(465)	676	1,947	(2,123)	(176)
Loans to state & political subdivisions	715	(125)	590	445	133	578
Other loans	(16)	(11)	(27)	(91)	(8)	(99)
Total loans, net of discount	1,772	(865)	907	2,258	(2,714)	(456)
Total Interest Income	1,720	(1,270)	450	2,518	(3,285)	(767)
Interest Expense:
Interest-bearing deposits:
NOW accounts	39	(2)	37	43	(70)	(27)
Savings accounts	21	4	25	18	(45)	(27)
Money Market accounts	34	23	57	26	(7)	19
Certificates of deposit	(77)	(276)	(353)	(188)	(537)	(725)
Total interest-bearing deposits	17	(251)	(234)	(101)	(659)	(760)
Other borrowed funds	(35)	136	101	(81)	(521)	(602)
Total interest expense	(18)	(115)	(133)	(182)	(1,180)	(1,362)
Increase (decrease) in net interest income	$ 1,738	$ (1,155)	$ 583	$ 2,700	$ (2,105)	$ 595

(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

2015 vs. 2014

Tax equivalent net interest income for 2015 was $33,700,000 compared with $33,117,000 for 2014, an increase of $583,000 or 1.8%. Total interest income increased $450,000, as loan interest income increased $907,000, which was offset by a decrease in total investment income of $457,000. Interest expense decreased $133,000 from 2014.

Total tax equivalent interest income from investment securities decreased $517,000 in 2015 from 2014.  The average tax-effected yield on our investment portfolio decreased from 2.78% in 2014 to 2.69% in 2015.  This had the effect of decreasing interest income by $410,000 due to rate, the majority of which was related to non-taxable securities whose yield decreased from 5.24% in 2014 to 4.88% in 2015. The average balance of investment securities decreased $8.4 million, which had an effect of decreasing interest income by $107,000 due to volume. During 2015, there were significant fluctuations in the yield on investments as a result of economic indicators in the United States and global markets, turbulence in foreign markets and comments made by the Federal Reserve about raising the Fed funds rate and the actual increase in the Fed funds rate of 25 bps in late 2015. These factors led to a further flattening of the yield curve in late 2015, which has continued into 2016. Prior to the acquisition close, we chose to fund a portion of our loan growth from the cash flows from the investment portfolio, which were not reinvested in the bond market. For the investment cash flows that were reinvested, we monitored the trading ranges for various investment products and limited purchases to times when yields were in the top third of the trading range. Additionally, for the purchases made prior to the acquisition, the investment strategy in 2015 was to purchase agency securities with maturities of less than five years and high quality municipal bonds with high coupons. The acquisition of FNB increased the liquidity during this time of volatility in the investment markets. Due to the amount of liquidity obtained as part of the acquisition, purchases made subsequent to the acquisition included US treasury securities as the spread between agency and treasuries on the short end of the curve was insignificant and therefore treasury securities were purchased. Additionally, mortgage backed securities were purchased to provide a higher yield than agencies. The Bank believes its investment strategy has appropriately mitigated its interest rate risk exposure in the event of rising interest rates, while also providing sufficient cashflows to fund loan growth expected as a result of the acquisition. The investment strategy benefits from the fact that high coupon municipal bonds generally have less price volatility in rising rate scenarios than similar lower coupon municipal bonds.

In total, loan interest income increased $907,000 in 2015 from 2014.  The average balance of our loan portfolio increased by $37.5 million in 2015 compared to 2014, which resulted in an increase in interest income of $1,772,000 due to volume.  Offsetting this was a decrease in average yield on total loans from 5.43% in 2014 to 5.24% in 2015 resulting in a decrease in interest income of $865,000 due to rate.

Interest income on residential mortgage loans decreased $523,000. The change due to rate was a decrease of $289,000 as the average yield on residential mortgages decreased from 5.66% in 2014 to 5.50% in 2015. Additionally, the average balance of residential mortgage loans decreased $4.2 million, resulting in a decrease of $234,000 due to volume. Loan demand for conforming mortgages in 2015 increased over demand in 2014 as a result of a decrease in interest rates in the secondary market. Additionally, demand for nonconforming loans remained limited. Due to the decrease in rates in the secondary market, we did not portfolio as many loans that qualified for sale in 2015 as we did in 2014. In 2015, the Company added to its portfolio $2.0 million of conforming mortgages with maturities of less than 15 years compared to $5.1 million of similar loans in 2014.  The Company originated loans to be sold of $18.9 million during 2015, which compares to $11.1 million originated and sold in 2014. Currently, all loans sold by the Bank are sold without recourse, with servicing retained. As a result of the acquisition completed in 2015, the Bank obtained a portfolio of serviced loans that include recourse, which totaled $40.4 million at December 31, 2015.

The average balance of construction loans increased $3.3 million from 2014 to 2015, due to several large projects in progress during 2015, which resulted in an increase of $166,000 in interest income. Additionally, the average yield on construction loans increased from 4.71% to 5.14%, which correlated to a $25,000 increase in interest income.

The Company attributes the increase in state and political loans, other commercial and agricultural, commercial real estate and agricultural real estate loans to the Company’s experienced lenders and their ability to identify and meet the needs of our customers while providing growth opportunities for the Company’s loan portfolio.  We also look at commercial relationships as a way to obtain deposits from farmers, small businesses and municipalities throughout our market area. During 2015, there was an increase in pricing pressure for loans that has resulted in the Bank reducing loan rates and/or changing the terms of loans in order to maintain the relationship. We believe our lenders are adept at customizing and structuring loans to customers that meet their needs and satisfy our commitment to credit quality. In many cases, the Bank works with the United States Department of Agriculture’s (USDA) and Small Business Administration (SBA) guaranteed loan programs to offset risk and to further promote economic growth in our market area. During 2015, despite these competitive pressures, the average balance of commercial and agricultural loans increased $22.4 million which had a positive impact of $1,141,000 on total interest income due to volume.  Offsetting the increase due to volume, the average yield on commercial and agricultural loans decreased from 5.41% in 2014 to 5.23% in 2015, decreasing interest income by $465,000. The average balance of loans to state and political subdivisions increased $16.2 million from 2014 to 2015 which had a positive impact of $715,000 on total interest income due to volume. The average tax equivalent yield on loans to state and political subdivisions decreased from 4.64% in 2014 to 4.45% in 2015, decreasing interest income by $125,000.

Total interest expense decreased $133,000 in 2015 compared to 2014.  The decrease is primarily attributable to a change in average rate from .70% in 2014 to .66% in 2015, which had the effect of decreasing interest expense by $115,000. The continued low interest rate environment prompted by the Federal Reserve had the effect of decreasing our rates on certificate of deposit products. While the Company’s rates on certificate of deposit products are below historical averages they are competitive with rates paid by other institutions in the marketplace. The average balance of interest bearing liabilities increased $26.4 million from 2014 to 2015. Certificates of deposit and other borrowed funds decreased $6.8 million and $2.5 million, respectively, which resulted in a decrease in interest expense due to volume of $112,000. These decreases were offset by increases in NOW accounts of $11.2 million, savings accounts of $17.4 million and money market accounts of $7.1 million. The cumulative effect of these increases was an increase in interest expense of $94,000.

The average balance of certificates of deposit decreased $6.8 million causing a decrease in interest expense of $77,000.  In addition, as a result of the continued low rate environment, there was a decrease in the average rate on certificates of deposit from 1.18% to 1.07% resulting in a decrease in interest expense of $276,000. The continued low interest rate environment, both short-term and longer-term rates, has contributed to the decline in certificate of deposit balances.  Customers, who typically utilize certificate of deposits as a means of generating income or as a longer term investment option, continue to move funds into money market and savings accounts in order to maintain flexibility for potentially rising interest rates.

The average balance of other borrowed funds decreased $2.5 million causing a decrease in interest expense of $35,000. Offsetting this decrease, there was an increase in the average rate on other borrowed funds from 1.55% to 1.93% resulting in an increase in interest expense of $136,000.  The increase in rate on borrowed funds was the result of the taking out a long term borrowing during the first quarter of 2015 and a decrease in the amount of funds borrowed overnight from the Federal Home Loan Bank of Pittsburgh as a result of an increase in deposit levels.

Our net interest spread for 2015 and 2014 was 3.63%.  The current economic situation has resulted in a flattening of the yield curve. It should be noted that there is currently more downward pressure on the pricing of interest earning assets than there is on interest bearing liabilities due to the rates that are currently being offered. Should short or long-term interest rates move in such a way that results in a further flattened or inverted yield curve, we would anticipate additional pressure on our margin.

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

Interest income on residential mortgage loans decreased $359,000. The change due to rate was a decrease of $687,000 as the average yield on residential mortgages decreased from 6.02% in 2013 to 5.66% in 2014. Offsetting this decrease was an increase of $328,000 due to volume as the average balance of residential mortgage loans increased $5.2 million. During 2014, the Company added to its portfolio $5.1 million of conforming mortgages with maturities of less than 15 years that would typically be sold due to lower nonconforming loan demand. The Company originated and sold $11.1 million of conforming mortgages in 2014.

The average balance of construction loans decreased $7.9 million from 2013 to 2014, due to the completion of several projects, which resulted in a decrease of $371,000 in interest income. Additionally, the average yield on construction loans decreased from 4.94% to 4.71%, which correlated to a $29,000 decrease in interest income.

During 2014, the average balance of commercial and agricultural loans increased $17.9 million which had a positive impact of $1,947,000 on total interest income due to volume.  Offsetting the increase due to volume, the average yield on commercial and agricultural loans decreased from 5.87% in 2013 to 5.41% in 2014, decreasing interest income by $2,123,000. The Company focus during 2014 was to grow its commercial and agricultural loan portfolio, utilizing its strong and experienced team of business development lenders.

The average balance of loans to state and political subdivisions increased $9.7 million from 2013 to 2014 which had a positive impact of $445,000 on total interest income due to volume.  Part of the growth during 2014 was the result of municipalities in our area that continued to borrow funds to ensure compliance with U.S. Environmental Protection Agency laws and regulations impacting the Chesapeake Bay watershed. Additionally, the Company participated in hospital loans with other community banks, both in and out of our primary markets, to meet the needs of these customers. The average tax equivalent yield on loans to state and political subdivisions increased from 4.43% in 2013 to 4.64% in 2014, increasing interest income by $133,000.

Total interest expense decreased $1,362,000 in 2014 compared to 2013.  The decrease is primarily attributable to a change in average rate from .90% in 2013 to .70% in 2014, which had the effect of decreasing interest expense by $1,180,000. The low interest rate environment had the effect of decreasing our short and long term borrowing costs as well as rates on all deposit products. The average balance of interest bearing liabilities increased $8,283,000 from 2013 to 2014. Certificates of deposit and other borrowed funds decreased $14.1 million and $3.0 million, respectively, which resulted in a decrease in interest expense due to volume of $269,000. These decreases were offset by increases in NOW accounts of $10.2 million, savings accounts of $9.5 million and money market accounts of $5.7 million. The cumulative effect of these increases was an increase in interest expense of $87,000.

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

Our net interest spread for 2014 and 2013 was 3.72%.

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2015, we recorded a provision for loan losses of $480,000. The provision for 2015 was $105,000, or 18.0%, lower than the provision in 2014. The decrease in the provision for loan losses was primarily the result of the decrease in charge-offs the Company recorded in 2015 compared to 2014. (see also “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

For the year ended December 31, 2014, we recorded a provision for loan losses of $585,000. The provision for 2014 was $180,000, or 44.4%, higher than the same time period in 2013. The increase in the provision for loan losses was primarily the result of the increase in charge-offs the Company recorded in 2014. (see also “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

NON-INTEREST INCOME

The following table reflects non-interest income by major category for the periods ended December 31 (dollars in thousands):

	2015	2014	2013
Service charges	$ 4,126	$ 4,297	$ 4,453
Trust	673	688	694
Brokerage and insurance	720	567	444
Investment securities gains, net	429	616	441
Gains on loans sold	404	236	443
Earnings on bank owned life insurance	628	507	502
Other	443	445	446
Total	$ 7,423	$ 7,356	$ 7,423

	2015/2014		2014/2013
	Change		Change
	Amount	%	Amount	%
Service charges	$ (171)	(4.0)	$ (156)	(3.5)
Trust	(15)	(2.2)	(6)	(0.9)
Brokerage and insurance	153	27.0	123	27.7
Investment securities gains, (losses), net	(187)	(30.4)	175	39.7
Gains on loans sold	168	71.2	(207)	(46.7)
Earnings on bank owned life insurance	121	23.9	5	1.0
Other	(2)	(0.4)	(1)	(0.2)
Total	$ 67	0.9	$ (67)	(0.9)

2015 vs. 2014

Non-interest income increased $67,000 in 2015 from 2014, or 0.9%.  We recorded investment securities gains totaling $429,000 compared with net gains of $616,000 in 2014. During 2015, we sold five agency securities for gains totaling $196,000, five mortgage backed securities in government sponsored entities for gains totaling $69,000, seven municipal bonds for gains totaling $99,000, a financial institution equity holding for a gain of $76,000 and a US Treasury note for a loss of $11,000 in order to take advantage of interest rate market conditions. As a result of the acquisition, we sold seven agency securities and three mortgage backed securities, as a result of their risk profile in a rising interest rate environment. These securities were sold upon the acquisition date and as a result no gains or losses were recorded on the sale. During 2014 we elected to sell eight agency securities, seven mortgage backed securities, several lots of an equity security, and one municipal security for gains of $177,000, $197,000, $101,000 and $172,000, respectively. We also sold two US Treasury securities for a loss of $31,000.

Gains on loans sold increased $168,000 compared to last year, which is the result of an increased level of refinancing activities in 2015 versus 2014 for conforming loans. During 2015, the Bank generated $19.2 million of loan sale proceeds, which was $8.1 million, or 72.6% more than the proceeds received in 2014.

Service charge income decreased by $171,000 in 2015 compared to 2014, but still continues to be the Company’s primary source of non-interest income. The largest decrease was in fees charged to customers for insufficient funds, which experienced a decrease of $139,000. ATM income decreased $22,000 in 2015 compared to 2014 due to decreased usage of the Company’s ATM machines by non-customers. Management continues to monitor regulatory changes to determine the level of impact that these regulations will have on the Company.

The increase in earnings on bank owned life insurance of $121,000 is primarily due to purchases of an additional $5.0 million of insurance made late in the fourth quarter of 2014. The increase in brokerage and insurance revenues of $153,000 is primarily due to sales to a new customer, with a large brokerage balance.

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

Gains on loans sold in 2014 decreased $207,000 compared to 2013, which is the result of a lower level of refinancing activities in 2014 versus 2013 for conforming loans. During 2014, the Bank generated $11.1 million of loan sale proceeds, but this was $10.8 million or 49.0% less than the proceeds received in 2013.

Service charge income decreased by $156,000 in 2014 compared to 2013. The largest decrease was in fees charged to customers for insufficient funds, which experienced a decrease of $153,000. ATM income decreased $18,000 in 2014 compared to 2013 due to decreased usage of the Company’s ATM machines by non-customers. Service charge fees related to customers’ usage of their debit cards increased by $22,000.

The increase in brokerage and insurance revenues was the result of hiring additional brokers in 2014 that resulted in additional business. There was also an in increase in brokerage activity as a result of increases in the stock market during 2014 as customers had renewed interest in non-bank investments in the low interest rate environment.

Non-interest Expenses

The following tables reflect the breakdown of non-interest expense by major category for the periods ended December 31 (dollars in thousands):

	2015	2014	2013
Salaries and employee benefits	$ 12,504	$ 11,505	$ 11,392
Occupancy	1,424	1,287	1,271
Furniture and equipment	506	362	492
Professional fees	846	820	781
FDIC insurance	464	461	450
ORE expenses	969	299	191
Pennsylvania shares tax	713	686	640
Merger and acquisition	1,103	237	55
Other	4,900	4,508	4,538
Total	$ 23,429	$ 20,165	$ 19,810

	2015/2014		2014/2013
	Change		Change
	Amount	%	Amount	%
Salaries and employee benefits	$ 999	8.7	$ 113	1.0
Occupancy	137	10.6	16	1.3
Furniture and equipment	144	39.8	(130)	(26.4)
Professional fees	26	3.2	39	5.0
FDIC insurance	3	0.7	11	2.4
ORE expenses	670	224.1	108	56.5
Pennsylvania shares tax	27	3.9	46	7.2
Merger and acquisition	866	365.4	182	330.9
Other	392	8.7	(30)	(0.7)
Total	$ 3,264	16.2	$ 355	1.8

2015 vs. 2014

Non-interest expenses for 2015 totaled $23,429,000, which represents an increase of $3,264,000, compared with 2014 expenses of $20,165,000.  Salary and benefit costs increased $999,000.  Base salaries and related payroll taxes increased $597,000, primarily due to merit increases and additional head count as a result of continuing to implement the Company’s strategic and expansion plans and, to a lesser extent, increased headcount as a result of the FNB acquisition.  Full time equivalent staffing was 195 and 189 employees for 2015 and 2014, respectively. Health insurance related expenses increased $128,418 from 2014 due to increased claims experience in 2015. Retirement expenses increased $192,000 compared to 2014 as a result of actuarial changes and a decrease in earnings on pension plan assets.

The increases in occupancy and furniture and equipment was primarily related to the opening of the Mill Hall branch in the first quarter of 2015, which includes some one-time costs incurred as part of the opening. The increase in ORE expenses was primarily the result of recording several properties to fair value based on updated appraisals. During 2015, the Company experienced losses on ORE properties of $409,000 compared to losses of $16,400 in 2014. The other large increase in ORE expenses was the result of an increase in legal fees and real estate taxes on certain properties and loans in foreclosure.

The increase in merger and acquisition costs was the result of the completed FNB acquisition in 2015, which resulted in severance costs, professional fees to assist with the completion of the merger, and system conversion costs to combine financial systems and records.

The largest driver of the increase in other expenses is charge-offs related to fraudulent charges on our customers debit cards. In addition, increases in other expenses included office and printing supplies for the new Mill Hall branch and the acquired branches as part of the FNB transaction, travel related expenses as a result of opening the new Mill Hall branch and the acquisition, and amortization of the core deposit intangible associated with the acquisition.

2014 vs. 2013

Non-interest expenses for 2014 totaled $20,165,000 which represents an increase of $355,000, compared with 2013 expenses of $19,810,000.  Salary and benefit costs increased $113,000.  Base salaries and related payroll taxes increased $375,000, primarily due to merit increases and additional head count.  Full time equivalent staffing was 189 and 186 employees for 2014 and 2013, respectively. Health insurance related expenses decreased $182,000 from 2013 due to significantly improved claims experience in 2014. Incentive costs increased $213,000 compared to 2013.  Retirement expenses decreased $295,000 compared to 2013 mostly due to improved earnings on pension plan assets and a decrease in the net amortization and deferral of actuarial gains and losses.

The increase in merger and acquisition costs was the result of investigating merger targets during 2014, but did not result in a completed transaction. The increase in ORE expenses is due to the increase in foreclosed properties owned by the Company in 2014. Furniture and equipment costs decreased as a result of purchasing equipment for the online teller system implemented during 2013 and additional assets becoming fully depreciated.

Provision for Income Taxes

The provision for income taxes was $2,721,000, $3,559,000 and $3,752,000 for 2015, 2014 and 2013, respectively. The effective tax rates for 2015, 2014 and 2013 were 19.0%, 21.0%, and 21.9%, respectively.

Income before the provision for income taxes decreased by $2,597,000 in 2015 compared to 2014. As the result of this decrease and an increase in non-taxable investment and loan interest income, the provision for income taxes decreased by $838,000 when compared to 2014. We have managed our effective tax rate by remaining invested in tax-exempt municipal loans and bonds and investments in certain partnerships that provide the Company with tax credits.

Income before the provision for income taxes decreased by $183,000 in 2014 compared to 2013. As the result of this decrease and an increase in non-taxable investment and loan interest income, the provision for income taxes decreased by $193,000 when compared to 2013.

We are involved in four limited partnership agreements that established low-income housing projects in our market area. During 2015, 2014 and 2013, we recognized tax credits related to two of the four partnerships. The tax credits for the other two projects were fully utilized by December 31, 2012. We anticipate recognizing an aggregate of $1.0 million of tax credits over the next seven years.

FINANCIAL CONDITION

The following table presents ending balances (dollars in millions), growth and the percentage change during the past two years:

	2015		%	2014		%	2013
	Balance	Increase	Change	Balance	Increase	Change	Balance
Total assets	$ 1,163.0	$ 238.0	25.7	$ 925.0	$ 10.1	1.1	$ 914.9
Total investments	359.7	53.6	17.5	306.1	(11.2)	(3.5)	317.3
Total loans, net	687.9	140.6	25.7	547.3	13.8	2.6	533.5
Total deposits	988.0	214.1	27.7	773.9	25.6	3.4	748.3
Total stockholders' equity	119.8	19.3	19.2	100.5	8.4	9.1	92.1

Cash and Cash Equivalents

Cash and cash equivalents totaled $24.4 million at December 31, 2015 compared with $11.4 million at December 31, 2014. The increase in cash and cash equivalents is the result of the Company’s acquisition of FNB in December of 2015, which resulted in a significant cash increase. Management actively measures and evaluates its liquidity through our Asset – Liability committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the year-end composition of the investment portfolio for the five years ended December 31 (dollars in thousands):

	2015	% of	2014	% of	2013	% of	2012	% of	2011	% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Available-for-sale:
U. S. Agency securities	$ 199,591	55.5	$ 150,885	49.3	$ 152,189	48.0	$ 127,234	41.0	$ 168,600	52.9
U.S. Treasuries	10,082	2.8	4,849	1.6	11,309	3.6	4,947	1.6	-	-
Obligations of state & political
subdivisions	102,863	28.6	105,036	34.3	95,005	29.9	100,875	32.5	101,547	31.9
Corporate obligations	14,565	4.0	13,958	4.6	16,802	5.3	22,109	7.1	8,460	2.7
Mortgage-backed securities	30,204	8.4	29,728	9.6	40,671	12.8	53,673	17.3	38,974	12.2
Equity securities	2,432	0.7	1,690	0.6	1,325	0.4	1,414	0.5	1,242	0.3
Total	$ 359,737	100.0	$ 306,146	100.0	$ 317,301	100.0	$ 310,252	100.0	$ 318,823	100.0

2015

The Company’s investment portfolio increased by $53.6 million, or 17.5%, during the past year primarily due to the acquisition of FNB. As part of the acquisition, we acquired $17.8 million of U.S. agency obligations, $1.2 million of mortgage backed securities, $1.8 million of state and local obligations and $3.0 million of corporate obligations. In addition, during 2015, we purchased $10.1 million of U.S treasuries, $74.5 million of U.S. agencies, $6.8 million of mortgage backed securities, $19.1 million of state and local obligations and $901,000 of equity securities, which helped to offset the $5.7 million of principal repayments and $42.5 million of calls and maturities that occurred during the year. We also sold $30.5 million of bonds and equities at a net gain of $429,000. The market value of our investment portfolio decreased approximately $1.3 million in 2015 due to interest rate fluctuations. Excluding our short term investments consisting of monies held primarily at the Federal Reserve, the effective yield on our investment portfolio for 2015 was 2.69% compared to 2.78% for 2014 on a tax equivalent basis.

During 2015, rates on the short end of the Treasury yield curve experienced an increase, as the result of the increase in the federal funds rate and the potential for additional increases in the federal funds rate in the near future, while the long end of the curve experienced significant volatility throughout the year and ended the year up slightly from 2014. The investment strategy in 2015 prior to the acquisition of FNB was to purchase agency securities with maturities of less than five years and high quality municipal bonds with high coupons. Due to the amount of liquidity obtained as part of the acquisition, purchases made subsequently included US Treasury securities as the spread between agency and treasuries on the short end of the curve was insignificant and thus the Treasury security was purchased. Additionally, mortgage backed securities were purchased to provide a higher yield than agencies. The Bank believes its investment strategy has appropriately mitigated its interest rate risk exposure in the event of rising interest rates while providing sufficient cashflows to fund loan growth expected as a result of the acquisition.

At December 31, 2015, the Company did not own any securities, other than government-sponsored and government-guaranteed mortgage-backed securities, that had an aggregate book value in excess of 10% of its stockholders’ equity at that date.

The expected principal repayments (amortized cost) and average weighted yields for the investment portfolio (excluding equity securities) as of December 31, 2015, are shown below (dollars in thousands). Expected principal repayments, which include prepayment speed assumptions for mortgage-backed securities, are significantly different than the contractual maturities detailed in Note 3 of the consolidated financial statements. Yields on tax-exempt securities are presented on a fully taxable equivalent basis, assuming a 34% tax rate.

			After One Year		After Five Years
	One Year or Less		to Five years		to Ten Years		After Ten Years		Total
	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield
	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%
Available-for-sale securities:
U.S. agency securities	$ 16,753	0.9	$ 179,937	1.4	$ 3,059	2.0	$ -	-	$ 199,749	1.4
U.S. treasuries	2,119	0.7	7,984	1.0	-	-	-	-	10,103	0.9
Obligations of state & political
subdivisions	4,601	4.2	63,563	4.0	16,419	4.8	15,273	5.8	99,856	4.4
Corporate obligations	6,536	2.8	8,047	5.3	-	-	-	-	14,583	4.1
Mortgage-backed securities	7,809	2.0	14,017	2.1	6,936	2.2	1,345	2.4	30,107	2.1
Total available-for-sale	$ 37,818	1.8	$ 273,548	2.1	$ 26,414	3.8	$ 16,618	5.5	$ 354,398	2.4

At December 31, 2015, approximately 87.9% of the amortized cost of debt securities is expected to mature, call or pre-pay within five years or less.  The Company expects that earnings from operations, the levels of cash held at the Federal Reserve and other correspondent banks, the high liquidity level of the available-for-sale securities, growth of deposits and the availability of borrowings from the Federal Home Loan Bank and other third party banks will be sufficient to meet future liquidity needs.

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

During 2014, rates on the short end of the Treasury yield curve experienced an increase, as the result of an expected rise in the federal funds rate in the near future due to the end of the quantitative easing program by the Federal Reserve, while the long end of the curve, particularly the 10 year treasury, experienced a decrease in excess of 80 basis points. These changes resulted in the market value of the investment portfolio increasing. As a result of these items, the investment strategy during 2014 was to purchase agency securities with maturities of less than four years and high quality municipal bonds with high coupons.

At December 31, 2014, the Company did not own any securities, other than government-sponsored and government-guaranteed mortgage-backed securities, that had an aggregate book value in excess of 10% of its stockholders’ equity at that date.

Loans

The Bank’s lending efforts have historically focused on north central Pennsylvania and southern New York. With the acquisition of FNB, this focus will change to include opportunities in the Lebanon, Schuylkill and Berks County markets of south central, Pennsylvania. We originate loans primarily through direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank’s website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  As of December 31, 2015, approximately 74.0% of our loan portfolio consisted of real estate loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors.

The Bank primarily offers fixed rate residential mortgage loans with terms of up to 25 years and adjustable rate mortgage loans (with amortization schedules based up to 30 years) with interest rates and payments that adjust based on one, three, and five year fixed periods.  Loan to value ratios are usually 80% or less with exceptions for individuals with excellent credit and low debt to income and/or high net worth. Adjustable rate mortgages are tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate.  Home equity loans are written with terms of up to 15 years at fixed rates.  Home equity lines of credit are variable rate loans tied to the Prime Rate generally with a ten year draw period followed by a ten year repayment period. Home equity loans are typically written with a maximum 80% loan to value.

Commercial real estate loan terms are generally 20 years or less, with one to five year adjustable interest rates.  The adjustable rates are typically tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate with a maximum loan to value ratio of 80%. Where feasible, the Bank works with the United States Department of Agriculture’s (USDA) and Small Business Administration (SBA) guaranteed loan programs to offset risk and to further promote economic growth in our market area.  During 2015, we originated $5.5 million in USDA and SBA guaranteed commercial real estate loans.

Agriculture, and particularly dairy farming, is an important industry in our market area. Therefore, the Bank has developed an agriculture lending team with significant experience that has a thorough understanding of this industry. Agricultural loans focus on character, cash flow and collateral, while also taking into account the particular risks of the industry.  Loan terms are generally 20 years or less, with one to five year adjustable interest rates.  The adjustable rates are typically tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate with a maximum loan to value of 80%. The Bank is a preferred lender under the USDA’s Farm Service Agency (FSA) and participates in the FSA guaranteed loan program.

The Bank, as part of its commitment to the communities it serves, is an active lender for projects by our local municipalities and school districts. These loans range from short term bridge financing to 20 year term loans for specific projects. These loans are typically written at rates that adjust at least every five years. Due to the size of certain municipal loans, we have developed participation lending relationships with other community banks that allow us to meet regulatory compliance issues, while meeting the needs of the customer. At December 31, 2015, the aggregate balance of our participation loans with other lenders totaled $86.3 million.

Activity associated with exploration for natural gas significantly decreased in 2015 due to the low price of natural gas produced in our area. While the Bank has loaned to companies that service the exploration activities, the Bank did not originate any loans to Companies performing the actual drilling and exploration activities. Loans made by the Company were to service industry customers which included trucking companies, stone quarries and other support businesses. We also originated loans to businesses and individuals for restaurants, hotels and apartment rentals that were developed and expanded to meet the housing and living needs of the gas workers. Due to our understanding of the industry and its cyclical nature, the loans made for natural gas-related activities were originated in a prudent and cautious manner and were subject to specific policies and procedures for lending to these entities, which included lower loan to value thresholds, shortened amortization periods, and expansion of our monitoring of loan concentrations associated with this activity.

The following table shows the year-end composition of the loan portfolio for the five years ended December 31 (dollars in thousands):

	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate:
Residential	$ 203,407	29.3	$ 185,438	33.5	$ 187,101	34.6	$ 178,080	35.4	$ 184,034	37.7
Commercial	237,542	34.2	190,945	34.5	193,087	35.7	176,710	35.2	165,826	34.0
Agricultural	57,822	8.3	24,639	4.4	22,001	4.1	18,015	3.6	19,224	3.9
Construction	15,011	2.2	6,353	1.1	8,937	1.7	12,011	2.4	8,481	1.7
Consumer	11,543	1.7	8,497	1.5	9,563	1.7	10,559	2.1	10,746	2.2
Other commercial and agricultural loans	71,206	10.2	58,516	10.6	54,029	10.0	47,880	9.5	44,299	9.1
State & political subdivision loans	98,500	14.1	79,717	14.4	65,894	12.2	59,208	11.8	54,899	11.4
Total loans	695,031	100.0	554,105	100.0	540,612	100.0	502,463	100.0	487,509	100.0
Less allowance for loan losses	7,106		6,815		7,098		6,784		6,487
Net loans	$ 687,925		$ 547,290		$ 533,514		$ 495,679		$ 481,022

	2015/2014		2014/2013
	Change		Change
	Amount	%	Amount	%
Real estate:
Residential	$ 17,969	9.7	$ (1,663)	(0.9)
Commercial	46,597	24.4	(2,142)	(1.1)
Agricultural	33,183	134.7	2,638	12.0
Construction	8,658	136.3	(2,584)	(28.9)
Consumer	3,046	35.8	(1,066)	(11.1)
Other commercial and agricultural loans	12,690	21.7	4,487	8.3
State & political subdivision loans	18,783	23.6	13,823	21.0
Total loans	$ 140,926	25.4	$ 13,493	2.5

2015

Total loans grew $140.9 million in 2015 from $554.1 million at the end of 2014 to $695.0 million at the end of 2015. The primary driver of the increase was $115.2 million in loans acquired from the acquisition of FNB as of December 11, 2015. The remaining growth was the result of our continued emphasis on growing commercial, agricultural and municipal relationships through well collateralized loans to meet our customers’ needs.

During 2015, exclusive of the FNB acquisition, the Company experienced growth in agricultural real estate loans of $13.1 million, state and political subdivision loans of $8.9 million, construction loans of $5.8 million, other commercial and agricultural loans of $5.7 million and commercial real estate loans of $2.1 million. The increase in agricultural real estate, state and political loans, other commercial and agricultural loans and commercial real estate loans is attributable to the Company’s experienced lenders and their ability to identify and meet the needs of our customers while providing growth opportunities for the Company’s loan portfolio. We work closely with local municipalities and school districts to meet their needs that otherwise would be provided by the municipal bond market. We also look at commercial relationships as a way to obtain deposits from farmers, small businesses and municipalities throughout our market area. Commercial loan demand is subject to significant competitive pressures, the yield curve, and the strength of the overall national, regional and local economies. The opening of the Mill Hall branch resulted in loan growth of $13.1 million and was the primary contributor to the increase in agricultural loans independent of the acquisition of FNB. Commercial loan demand is subject to significant competitive pressures, the yield curve, the strength of the overall regional and national economy and the local economy.

Excluding the FNB acquisition, residential real estate loans experienced a decrease of $9.6 million during 2015. This decrease is attributable to an increase in loan demand for conforming mortgages, which the Company typically sells on the secondary market. During 2015, $18.9 million of loans were originated for sale on the secondary market, which compares to $11.1 million for 2014.  In addition to the loans originated for sale, the Company added in 2015 $2.0 million to its residential real estate portfolio in 2015 of certain 15 year mortgage loans that met secondary market standards. During 2014, the Company did not sell $5.1 million of residential mortgages that met secondary market standards. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.  Management continues to build technologies which make it easier and more efficient for customers to choose the Company for their mortgage needs.

2014

Total loans grew $13.5 million in 2014 from a balance of $540.6 million at the end of 2013 to $554.1 million at the end of 2014.  Total loans grew 2.5% in 2014 compared with a 7.6% loan growth rate in 2013.

During 2014, the Company experienced growth in state and political subdivision loans, which increased $13.8 million or 21.0%, other commercial and agricultural loans which increased $4.5 million or 8.3% and agricultural real estate loans which increased $2.6 million or 12.0%. The Company did have several large commercial real estate loans payoff during 2014, which resulted in a decrease of $2.1 million, or 1.1%.

Residential real estate loans decreased $1.7 million during 2014. Loan demand for conforming mortgages slowed during 2014 when compared to 2013. During 2014, $11.1 million of loans were originated and sold on the secondary market, which compares to $20.2 million for 2013. Due to the decline in demand for non-conforming mortgages and the difficult investment environment, the Company decided that certain 15 year mortgage loans that met secondary market standards would not be sold on the secondary market, but would instead be held as part of the Bank’s residential real estate portfolio. During 2014, the Company did not sell $5.1 million of residential mortgages that met secondary market standards. In 2013, the Company did not sell $7.5 million of loans, which met secondary market standards.

The decrease in construction loans of $2.6 million is attributable to transfers out of construction at completion to commercial, state and political subdivision loans and residential real estate during 2014.
The following table shows the maturity of commercial business and agricultural, state and political subdivision loans,  commercial real estate loans, and construction loans as of December 31, 2015, classified according to the sensitivity to changes in interest rates within various time intervals (in thousands).  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Commercial,
	municipal,	Real estate
	agricultural	construction	Total
Maturity of loans:
One year or less	$ 22,265	$ 2,208	$ 24,473
Over one year through five years	61,325	4,937	66,262
Over five years	381,480	7,866	389,346
Total	$ 465,070	$ 15,011	$ 480,081
Sensitivity of loans to changes in interest
rates - loans due after December 31, 2016:
Predetermined interest rate	$ 96,839	$ 6,178	$ 103,017
Floating or adjustable interest rate	345,966	6,625	352,591
Total	$ 442,805	$ 12,803	$ 455,608

Allowance for Loan Losses and Credit Quality Risk

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the change in the allowance for loan losses and a summary of our non-performing assets for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. All non-accruing troubled debt restructurings (TDRs) are also included the non-accruing loans totals.

	December 31,
	2015	2014	2013	2012	2011
Balance
at beginning of period	$ 6,815	$ 7,098	$ 6,784	$ 6,487	$ 5,915
Charge-offs:
Real estate:
Residential	66	97	17	95	101
Commercial	84	516	62	2	29
Agricultural	-	-	-	-	-
Consumer	47	47	54	54	71
Other commercial and agricultural loans	41	250	1	21	6
Total loans charged-off	238	910	134	172	207
Recoveries:
Real estate:
Residential	-	-	5	-	-
Commercial	14	15	5	9	15
Agricultural	-	-	-	-	-
Consumer	33	27	33	33	57
Other commercial and agricultural loans	2	-	-	7	32
Total loans recovered	49	42	43	49	104

Net loans charged-off	189	868	91	123	103
Provision charged to expense	480	585	405	420	675
Balance at end of year	$ 7,106	$ 6,815	$ 7,098	$ 6,784	$ 6,487

Loans outstanding at end of period	$ 695,031	$ 554,105	$ 540,612	$ 502,463	$ 487,509
Average loans outstanding, net	$ 577,992	$ 540,541	$ 516,748	$ 496,822	$ 474,972
Non-performing assets:
Non-accruing loans	$ 6,531	$ 6,599	$ 8,097	$ 8,067	$ 9,165
Accrual loans - 90 days or more past due	623	836	697	506	275
Total non-performing loans	$ 7,154	$ 7,435	$ 8,794	$ 8,573	$ 9,440
Foreclosed assets held for sale	1,354	1,792	1,360	616	860
Total non-performing assets	$ 8,508	$ 9,227	$ 10,154	$ 9,189	$ 10,300

Troubled debt restructurings (TDR)
Non-accruing TDRs	$ 3,397	$ 3,654	$ 4,701	$ 4,834	$ 5,490
Accrual TDRs	2,243	2,502	2,510	193	123
Total troubled debt restructurings	$ 5,640	$ 6,156	$ 7,211	$ 5,027	$ 5,613
Net charge-offs to average loans	0.03%	0.16%	0.02%	0.02%	0.02%
Allowance to total loans	1.02%	1.23%	1.31%	1.35%	1.33%
Allowance to total non-performing loans	99.33%	91.66%	80.71%	79.13%	68.72%
Non-performing loans as a percent of loans
net of unearned income	1.03%	1.34%	1.63%	1.71%	1.94%
Non-performing assets as a percent of loans
net of unearned income	1.22%	1.67%	1.88%	1.83%	2.11%

The Company utilizes a disciplined and thorough loan review process based upon our internal loan policy approved by the Company’s Board of Directors.  The purpose of the review is to assess loan quality, analyze delinquencies, identify problem loans, evaluate potential charge-offs and recoveries, and assess general overall economic conditions in the markets served.  An external independent loan review is performed on our commercial portfolio semi-annually for the Company.  The external consultant is engaged to 1) review a minimum of 55% (60% of loans prior to 2013) of the dollar volume of the commercial loan portfolio on an annual basis, 2) new loans originated for over $1.0 million in the last year, 3) a majority of borrowers with commitments greater than or equal to $1.0 million,  4) review selected loan relationships over $750,000 which are over 30 days past due, or classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate. As part of this review, our underwriting process and loan grading system is evaluated.

Management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate as of December 31, 2015.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The adequacy of the allowance for loan losses is subject to a formal, quarterly analysis by management of the Company.  In order to better analyze the risks associated with the loan portfolio, the entire portfolio is divided into several categories.  As stated above, loans on non-accrual status are specifically reviewed for impairment and given a specific reserve, if appropriate.  Loans evaluated and not found to be impaired are included with other performing loans, by category, by their respective homogenous pools.  Three year average historical loss factors were calculated for each pool and applied to the performing portion of the loan category for each year presented. The historical loss factors for both reviewed and homogeneous pools are adjusted based upon the following qualitative factors:

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

See also “Note 4 – Loans and Related Allowance for Loan Losses” to the consolidated financial statements.

The allowance for loan losses was $7,106,000 or 1.02% of total loans as of December 31, 2015 as compared to $6,815,000 or 1.23% of loans as of December 31, 2014.  The $291,000 increase is a result of a $480,000 provision for loan losses less net charge-offs of $189,000. The decrease as a percent of loans is attributable to the increase in loans as part of the acquisition of FNB and the associated purchase accounting adjustments that were applied to the FNB loan portfolio. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of December 31:

	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$ 905	29.3	$ 878	33.5	$ 946	34.6	$ 875	35.4	$ 805	37.7
Commercial, agricultural	3,785	42.5	3,870	38.9	4,558	39.8	4,437	38.8	4,132	37.9
Construction	24	2.2	26	1.1	50	1.7	38	2.4	15	1.7
Consumer	102	1.7	84	1.5	105	1.7	119	2.1	111	2.2
Other commercial and agricultural loans	1,305	10.2	1,224	10.6	942	10.0	728	9.5	674	9.1
State & political subdivision loans	593	14.1	545	14.4	330	12.2	271	11.8	235	11.4
Unallocated	392	N/A	188	N/A	167	N/A	316	N/A	515	N/A
Total allowance for loan losses	$ 7,106	100.0	$ 6,815	100.0	$ 7,098	100.0	$ 6,784	100.0	$ 6,487	100.0

As a result of previous loss experiences and other the risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate loans total 42.5% of the loan portfolio, 53.3% of the allowance is assigned to this segment of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions. Residential real estate loans comprise 29.3% of the loan portfolio as of December 31, 2015 and 12.7% of the allowance is assigned to this segment as generally there are less inherent risks then commercial and agricultural loans.

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2014 to December 31, 2015 in non-performing loans (dollars in thousands).  Non-performing loans include those loans that are contractually past due 90 days or more and non-accrual loans.  Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	December 31, 2015				December 31, 2014
		Non-Performing Loans				Non-Performing Loans
	30 - 90 Days	90 Days Past	Non-	Total Non-	30 - 90 Days	90 Days Past	Non-	Total Non-
	Past Due	Due Accruing	accrual	Performing	Past Due	Due Accruing	accrual	Performing
Real estate:
Residential	$ 1,273	$ 394	$ 1,008	$ 1,402	$ 1,089	$ 346	$ 828	$ 1,174
Commercial	859	60	4,422	4,482	147	310	5,010	5,320
Agricultural	344	-	34	34	-	-	-	-
Construction	-	-	-	-	-	-	-	-
Consumer	262	9	55	64	75	6	47	53
Other commercial and agricultural loans	319	160	1,012	1,172	761	174	714	888
Total nonperforming loans	$ 3,057	$ 623	$ 6,531	$ 7,154	$ 2,072	$ 836	$ 6,599	$ 7,435

	Change in Non-Performing Loans
	2015 / 2014
	Amount	%
Real estate:
Residential	$ 228	19.4
Commercial	(838)	(15.8)
Agricultural	34	NA
Construction	-	-
Consumer	11	20.8
Other commercial and agricultural loans	284	32.0
Total nonperforming loans	$ (281)	(3.8)

The following table shows the distribution of non-performing loans by loan category (dollars in thousands) for the past five years as of December 31:

	Non-Performing Loans
	2015	2014	2013	2012	2011
Real estate:
Residential	$ 1,402	$ 1,174	$ 1,037	$ 995	$ 653
Commercial	4,482	5,320	7,591	7,194	8,270
Agricultural	34	-	-	-	-
Construction	-	-	-	-	-
Consumer	64	53	16	4	-
Other commercial and agricultural loans	1,172	888	150	380	517
State & political subdivision loans	-	-	-	-	-
Total nonperforming loans	7,154	7,435	8,794	8,573	9,440

For the year ended December 31, 2015, we recorded a provision for loan losses of $480,000 which compares to $585,000 for the same period in 2014, a decrease of $105,000. The decrease is primarily attributable to the decrease in net charged off loans during 2015 of $679,000. While charge-offs in 2014 were historically high for the Company, they were still low relative to peer and were primarily driven by two customers, which experienced charge-offs of $463,000 and $175,000. Additionally, it should be noted that non-performing loans decreased $281,000 or 3.78%, from December 31, 2014 to December 31, 2015. At December 31, 2015, approximately 59.4% of the Bank’s non-performing loans are associated with the following three customer relationships:

•
A commercial customer with a total loan relationship of $3.3 million secured by approximately 160 residential properties was on non-accrual status as of December 31, 2015. In the first quarter of 2011, the Company and borrower entered into a forbearance agreement to restructure the debt. In July of 2013, the customer filed for bankruptcy under Chapter 11 and a Trustee was appointed in January of 2014. In 2015, the Trustee decreased the loan payments below what was agreed to in the forbearance agreement. This decrease is currently being litigated in bankruptcy court. As a result of the decrease, the relationship has become more than 90 days past due. In the second quarter of 2015, 25 appraisals were completed and management observed an additional 20 properties. The appraisals and observations did not note any significant change in collateral values. We continue to monitor the bankruptcy proceedings to identify potential changes in the customer’s operations and the impact these would have on the loan payments for our loans to the customer and the underlying collateral that supports these loans. As of December 31, 2015, there is no specific reserve for this relationship.

•
A commercial customer with a relationship of approximately $435,000 after a charge-off of $463,000 during the second quarter of 2014, secured by real estate was on non-accrual status as of December 31, 2015. The current economic conditions have significantly impacted the cash flows from the customer’s activities. Management reviewed the collateral and in the second quarter of 2014 charged-off of a portion of the balance associated with this customer, which was based on the appraised value of collateral and as a result there is no specific reserve as of December 31, 2015.

•
A commercial customer with a relationship of approximately $550,000 secured by real estate, equipment and accounts receivable was on non-accrual status as of December 31, 2015. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer. Management reviewed the collateral value  and determined that a specific reserve of $125,000 was required as of December 31, 2015.

Management believes that the allowance for loan losses at December 31, 2015 was adequate at that date, which was based on the following factors:

•	One loan relationship comprises 47.8% of the non-performing loan balance, whose debt was well collateralized as of December 31, 2015.
•	Net and gross charge-offs have returned to their low historical rate of .03% on an annualized basis in 2015.
•	Real estate values in the Bank’s primary market areas have only decreased slightly with the decrease in the market price for natural gas.

Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of December 31, 2015 and 2014, the cash surrender value of the life insurance was $25.5 million and $20.3 million, respectively.  The primary cause of the increase was related to the acquisition of FNB, which increased the balance by $4.6 million. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations.  The amounts recorded as non-interest income totaled $628,000, $507,000 and $502,000 in 2015, 2014 and 2013, respectively.  The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

Effective January 1, 2015, the Company restructured its agreements so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under the restructured agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB, provide a fixed dollar benefit for the beneficiaries estate, which is dependent on several factors including whether the covered individual was a Director of FNB or an employee of FNB and their salary level.

Other Assets

2015

Other assets increased $5.4 million in 2015 to $12.1 million from $6.7 million in 2014. As a result of the decrease in the market value of the Company’s investment portfolio and the acquisition of FNB, net deferred taxes changed from a liability of $28,000 as of December 31, 2014 to an asset of $3.5 million as of December 31, 2015. As a result of the acquisition of FNB, regulatory stock increased $1.4 million.

2014

Other assets decreased $4.3 million in 2014 to $6.7 million from $11.0 million in 2013. As a result of the decrease in the market value of the Company’s investment portfolio, net deferred taxes changed from an asset of $1,477,000 as of December 31, 2013 to a liability of $28,000. Due to actuarial changes in the pension plan, the funded status of the plan changed from an asset of $780,000 as of December 31, 2013 to a liability of $738,000. As a result of a decrease in FHLB borrowings regulatory stock decreased $1.9 million.

Deposits
The following table shows the breakdown of deposits by deposit type (dollars in thousands):

	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Non-interest-bearing deposits	$ 150,960	15.3	$ 95,526	12.3	$ 85,585	11.4
NOW accounts	279,655	28.3	226,038	29.2	215,656	28.8
Savings deposits	170,277	17.2	108,252	14.0	95,678	12.8
Money market deposit accounts	105,229	10.7	95,350	12.3	85,038	11.4
Certificates of deposit	281,910	28.5	248,767	32.2	266,359	35.6
Total	$ 988,031	100.0	$ 773,933	100.0	$ 748,316	100.0

	2015/2014		2014/2013
	Change		Change
	Amount	%	Amount	%
Non-interest-bearing deposits	$ 55,434	58.0	$ 9,941	11.6
NOW accounts	53,617	23.7	10,382	4.8
Savings deposits	62,025	57.3	12,574	13.1
Money market deposit accounts	9,879	10.4	10,312	12.1
Certificates of deposit	33,143	13.3	(17,592)	(6.6)
Total	$ 214,098	27.7	$ 25,617	3.4

2015

Total deposits increased $214.1 million in 2015, or 27.7%.  The primary driver of the increase was the acquisition of FNB, which resulted in an increase in deposits of $225.2 million. Excluding the acquisition, deposits decreased $11.1 million with the largest driver of the decrease being a decrease in public deposits. This was due to the fact that the Commonwealth of Pennsylvania had not passed a budget for the 2015-2016 fiscal year and as a result was not passing funds through to local public governments who maintain their deposit accounts with the Company. As a result, to fund operations, these entities were experiencing significant decreases in their deposit balances. In January, Pennsylvania did pass funds through to the entities to ease funding issues temporarily until a final budget is approved.

Excluding the acquisition, non-interest bearing deposits increased $6.9 million in 2015.  As a percentage of total deposits, non-interest bearing deposits totaled 15.3% as of the end of 2015, which compares to 12.3% at the end of 2014 with the increase being driven by the acquisition of FNB. In order to manage our overall cost of funds, the Company continues to focus on adding low cost deposits by having several checking products available for retail customers as well as being the primary checking account for commercial customers who also have loans with the Company.

Excluding the acquisition, NOW accounts decreased by $16.4 million, money market deposit accounts decreased by $2.7 million and savings deposits increased $10.7 million since the end of 2014.  The primary cause of the decrease in NOW accounts and money market accounts was the Pennsylvania budget stalemate described previously. The increase in savings accounts was primarily driven by our Wellsville office.
Excluding the impact of the acquisition, certificates of deposits decreased in 2015 by a total of $9.5 million. During 2015 the Company continued to pay historically low rates on certificates of deposits which are less attractive to the Company’s customers. Certain customers who typically utilize certificate of deposits as a means of generating income or as a longer term investment option, were moving funds into money market and savings accounts that still paid interest in order to maintain flexibility for potentially rising interest rates. The rates paid on certificates of deposit by the Company remain competitive with rates paid by our competition.

2014

Total deposits increased $25.6 million in 2014, or 3.4%.  Non-interest bearing deposits increased $9.9 million, or 11.6% in 2014.  As a percentage of total deposits, non-interest bearing deposits totaled 12.3% as of the end of 2014, which compared to 11.4% at the end of 2013.

NOW accounts increased by $10.4 million, or 4.8%, money market deposit accounts increased by $10.3 million or 12.1% and savings deposits decreased $12.6 million, or 13.1%, since the end of 2013.  A portion of the increase in NOW accounts, money market accounts and savings deposits was offset by the decrease in certificates of deposits of $17.6 million from 2013 to 2014. The largest part of the remaining increase was attributable to Pennsylvania Act 13 impact fees paid to local governments, who have been impacted by the exploration activities for natural gas. As in 2013, during 2014 the Company continued to lower rates paid on certificates of deposits, including long term CD rates, which were less attractive to the Company’s customers.
Remaining maturities of certificates of deposit of $100,000 or more are as follows (dollars in thousands):

	2015	2014	2013
3 months or less	$ 17,475	$ 13,036	$ 13,699
Over 3 months through 6 months	11,804	13,908	11,118
Over 6 months through 12 months	27,226	28,042	37,289
Over 12 months	69,875	57,211	55,836
Total	$ 126,380	$ 112,197	$ 117,942
As a percent of total
certificates of deposit	44.83%	45.10%	44.28%

Interest expense on certificates of deposit of $100,000 or more amounted to $1,406,000, $1,379,000 and $1,516,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Deposits by type of depositor are as follows (dollars in thousands):

	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Individuals	$ 634,109	64.2	$ 468,595	60.5	$ 462,268	61.8
Businesses and other organizations	193,527	19.6	149,983	19.4	143,082	19.1
United States government	-	-	-	-	-	-
State & political subdivisions	160,395	16.2	155,355	20.1	142,966	19.1
Total	$ 988,031	100.0	$ 773,933	100.0	$ 748,316	100.0

Borrowed Funds

2015

Borrowed funds decreased $168,000 during 2015. The decrease was associated with a decrease of $15.0 million of short term borrowings from the FHLB, which was offset by an increase of $10.1 in repurchase agreements and a $4.7 million increase in long term borrowings. Term loans increased from $11.8 million as of December 31, 2014 to $16.5 million as of December 31, 2015 (see Note 9 of the consolidated financial statements for additional information).  Due to the rate environment in 2015, and as a strategy to manage interest rate risk against the potential for rising rates in future years, the Company borrowed $4.7 million of long term loans at favorable rates. Management will continue to monitor interest rates and to minimize interest rate risk in future years may extend some of the short term borrowings via term notes. Short term borrowings from the FHLB were $1.6 million as of December 21, 2015 compared to $16.6 million as of December 31, 2014.

2014

Borrowed funds decreased $25.1 million during 2014, or 37.6%. The decrease was associated with a decrease of $26.4 million of short term borrowings from the FHLB and a decrease of $1.4 in repurchase agreements. Long term borrowings increased $2.6 million during 2014. Term loans increased from $9.2 million as of December 31, 2013 to $11.8 million as of December 31, 2014 (see Note 9 of the consolidated financial statements for additional information).  Due to the rate environment in 2014, and as a strategy to manage interest rate risk against the potential for rising rates in future years, the Company borrowed $6.8 million of long term loans. Short term borrowings from the FHLB were $16.6 million as of December 21, 2014 compared to $43.0 million as of December 31, 2013.

Other Liabilities

2015

Other liabilities increased $4.8 million during 2015, or 59.7%. The primary driver of this increase was the acquisition of FNB, which resulted in an increase in pension liabilities of $2.3 million, other post-retirement benefits of $1.3 million and other liabilities of approximately $1.0 million.

2014

Other liabilities increased $1,297,000 during 2014, or 19.3%. The primary driver of this increase was due to actuarial changes in the pension plan in 2014, which resulted in the funded status of the pension plan changing from an asset of $780,000 as of December 31, 2013 to a liability of $738,000.

Stockholders’ Equity

We evaluate stockholders’ equity in relation to total assets and the risk associated with those assets. The greater our capital resources, the greater the likelihood of meeting our cash obligations and absorbing unforeseen losses.  For these reasons, capital adequacy has been, and will continue to be, of paramount importance.  Due to its importance, we develop a capital plan and stress test capital levels using various techniques and assumptions annually to ensure that in the event of unforeseen circumstances, we would remain in compliance with our capital plan approved by the Board of Directors and regulatory requirement levels.

Our Board of Directors determines our dividend rate after considering our capital requirements, current and projected net income, and other factors. In 2015 and 2014, the Company paid out 46.0% and 49.3% of net income in dividends, respectively. The dividends paid in 2015 and 2014 included special dividends of $0.10 and $0.60 per share, respectively, which were paid in the third quarter of each year.

As of December 31, 2015, the total number of common shares outstanding was 3,335,875. As part of the acquisition of FNB, we issued 336,515 shares at a value of $47.50 per share. During 2015, we purchased 49,465 shares of treasury stock at a weighted average cost of $49.62 per share. The Company awarded 4,996 shares of restricted stock to employees and 1,206 shares to the Board of Directors under equity incentive programs.

For 2015, there are four federal regulatory measures of capital adequacy, which compares to three measures in 2014. The Company’s ratios meet the regulatory standards for well capitalized for 2015 and 2014, as detailed in Note 14 of the consolidated financial statements.

2015

Stockholders’ equity increased 19.1% in 2015 to $119.8 million.  Excluding accumulated other comprehensive income, which is the after-tax effect of unrealized holding gains and losses on available-for-sale securities and additional pension obligation, stockholders’ equity increased $20.2 million, or 20.3%.  This increase is due to issuing 336,515 shares with a value of $16.0 million for the FNB acquisition, net income of $11.6 million, offset by net cash dividends of $5.2 million and the purchase of treasury stock of $2.5 million. All of the Company’s investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. Accumulated other comprehensive income (loss) decreased $1,003,000 from December 31, 2014 primarily as result of the decrease in the fair market value of the investment portfolio. Total equity was approximately 10.30% of total assets as of December 31, 2015, compared to 10.87% of total assets as of December 31, 2014.

2014

Stockholders’ equity increased 9.2% in 2014 to $100.5 million from the end of 2013. Excluding accumulated other comprehensive income, stockholders’ equity increased $6.5 million, or 7.0%.  This increase was due to net income of $13,385,000, offset by net cash dividends of $6,121,000 and the purchase of treasury stock of $814,000. Accumulated other comprehensive income (loss) increased $1,992,000 from December 31, 2013 primarily as result of the increase in the fair market value of the investment portfolio. Total equity was approximately 10.87% of total assets as of December 31, 2014, compared to 10.06% of total assets as of December 31, 2013.

LIQUIDITY

Liquidity is a measure of the Company’s ability to efficiently meet normal cash flow requirements of both borrowers and depositors. Liquidity is needed to meet depositors’ withdrawal demands, extend credit to meet borrowers’ needs, provide funds for normal operating expenses and cash dividends, and fund future capital expenditures.

To maintain proper liquidity, we use funds management policies along with our investment and asset liability policies to assure we can meet our financial obligations to depositors, credit customers and stockholders.  Management monitors liquidity by reviewing loan demand, investment opportunities, deposit pricing and the cost and availability of borrowing funds. Additionally, the bank has established various limits and ratios to monitor liquidity. On a quarterly basis, we stress test our liquidity position to ensure that the Bank has the capability of meeting its cash flow requirements in the event of unforeseen circumstances. The Company’s historical activity in this area can be seen in the Consolidated Statement of Cash Flows from investing and financing activities.

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

Capital expenditures in 2015 totaled $776,000, which included:

Completion of the Mill Hall branch construction and equipment for the branch totaling $488,000
Signage for buildings acquired in the acquisition of $30,700
Computer and copier upgrades totaling $62,900
Bank vehicle replacement of $24,500
Card pinning machines for various branches totaling $27,200
ATM upgrades totaling $20,000

Capital expenditures in 2014 totaled $1,309,000, which included:

Construction of a new branch in the Mill Hall market totaling $1,113,000
Upgraded software totaling $42,600
Computer and copier upgrades totaling $29,400
Bank by phone system upgrade of $28,300

We expect these expenditures will allow us to support our growth initiatives over the next decade, create greater operating efficiency and provide the customer with higher quality banking services.

In addition, to the Bank’s cash balances, the Bank achieves additional liquidity primarily from its investment in the FHLB of Pittsburgh and the resulting borrowing capacity obtained through this investment, investments that mature in less than one year and expected principal repayments from mortgage backed securities.  The Bank has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $254.3 million, inclusive of any outstanding amounts, as a source of liquidity.  The Bank also has a federal funds line with a third party provider in the amount of $10.0 million as of December 31, 2015, which is unsecured and a borrower in custody agreement was established with the FRB in the amount of $7.9 million, which is collateralized by $16.1 million of municipal loans.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The Bank may not declare a dividend without approval of the FRB, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The FRB, the OCC, the PDB and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At December 31, 2015, the Company (unconsolidated basis) had liquid assets of $4.6 million.

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations, including contractual obligations which may require cash payments. The following table presents as of December 31, 2015, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the obligations can be found in Notes 8, 9 and 16 to the Consolidated Financial Statements.

	One year	One to	Three to	Over Five
Contractual Obligations	or Less	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$ 706,121	$ -	$ -	$ -	$ 706,121
Time deposits	128,954	99,848	43,355	9,753	281,910
FHLB Advances	1,598	-	-	-	1,598
Long-term borrowings - FHLB	-	3,000	2,000	11,525	16,525
Note Payable	7,500	-	-	-	7,500
Repurchase agreements	15,448	560	-	-	16,008
Operating leases	254	379	275	185	1,093
Total	$ 859,875	$ 103,787	$ 45,630	$ 21,463	$ 1,029,662

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

For the year ended December 31, 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

At December 31, 2015, the Company had equity securities that represent only 0.7% of our investment portfolio, and therefore equity risk is not significant.

The primary factors that make assets interest-sensitive include adjustable-rate features on loans and investments, loan repayments, investment maturities and money market investments. The primary components of interest-sensitive liabilities include maturing certificates of deposit, IRA certificates of deposit, repurchase agreements and short-term borrowings. Savings deposits, NOW accounts and money market investor accounts, with the exception of top interest tier money market and NOW accounts, are considered core deposits and are not short-term interest sensitive and therefore are included in the table below in the over five year column.  Top interest tier money market and NOW accounts are included in the table below in the within three month column.

The following table shows the cumulative static gap (at amortized cost) for various time intervals (dollars in thousands):

Maturity or Re-pricing of Company Assets and Liabilities as of December 31, 2015
	Within	Four to	One to	Two to	Three to	Over
	Three	Twelve	Two	Three	Five	Five
	Months	Months	Years	Years	Years	Years	Total
Interest-earning assets:
Interest-bearing deposits at banks	$ 10,296	$ 742	$ 743	$ 2,480	$ 3,731	$ -	$ 17,992
Investment securities	10,326	41,184	88,860	78,412	122,093	13,523	354,398
Residential mortgage loans	32,136	48,470	45,384	32,019	32,923	12,475	203,407
Construction loans	2,284	7,466	5,261	-	-	-	15,011
Commercial and farm loans	133,705	53,744	55,758	56,234	53,248	13,881	366,570
Loans to state & political subdivisions	4,273.00	3,252	17,851	19,375	11,846	41,903	98,500
Other loans	2,512	2,639	2,416	1,360	951	1,665	11,543
Total interest-earning assets	$ 195,532	$ 157,497	$ 216,273	$ 189,880	$ 224,792	$ 83,447	$ 1,067,421
Interest-bearing liabilities:
NOW accounts	$ 153,248	$ -	$ -	$ -	$ -	$ 126,407	$ 279,655
Savings accounts	-	-	-	-	-	170,277	170,277
Money Market accounts	89,830	-	-	-	-	15,399	105,229
Certificates of deposit	41,643	87,311	61,608	38,240	43,355	9,753	281,910
Short-term borrowing	16,512	-	-	-	-	-	16,512
Long-term borrowing	7,500	534	2,000	1,000	2,560	11,525	25,119
Total interest-bearing liabilities	$ 308,733	$ 87,845	$ 63,608	$ 39,240	$ 45,915	$ 333,361	$ 878,702
Excess interest-earning
assets (liabilities)	$ (113,201)	$ 69,652	$ 152,665	$ 150,640	$ 178,877	$ (249,914)
Cumulative interest-earning assets	$ 195,532	$ 353,029	$ 569,302	$ 759,182	$ 983,974	$ 1,067,421
Cumulative interest-bearing liabilities	308,733	396,578	460,186	499,426	545,341	878,702
Cumulative gap	$ (113,201)	$ (43,549)	$ 109,116	$ 259,756	$ 438,633	$ 188,719
Cumulative interest rate
sensitivity ratio (1)	0.63	0.89	1.24	1.52	1.80	1.21

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

The Bank currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Bank’s risk exposure.  In this analysis, the Bank examines the results of movements in interest rates with additional assumptions made concerning the timing of interest rate changes, prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of December 31, 2015 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-100 Shock	$ 35,687	$ (799)	(2.19)
Base	36,486
+100 Shock	35,989	(497)	(1.36)
+200 Shock	35,599	(887)	(2.43)
+300 Shock	35,026	(1,460)	(4.00)
+400 Shock	34,453	(2,033)	(5.57)

The model makes estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage backed securities, call activity of other investment securities, and deposit selection, re-pricing and maturity structure.  Because of these assumptions, actual results could differ significantly from these estimates which would result in significant differences in the calculated projected change on net interest income. Additionally, the changes above do not necessarily represent the level of change under which management would undertake specific measures to realign its portfolio in order to reduce the projected level of change. The projections above utilize a static balance sheet and does not include any changes that may result from the growth of the Bank. Management has developed policy limits for acceptable changes in net interest income for multiple scenarios, including shock scenarios. As of December 31, 2015, changes in net interest income projected for all scenarios, including the shock scenarios noted above are in line with Bank policy limits for interest rate risk.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This information is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate and Market Risk Management”, appearing in this Annual Report on Form 10-K.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Citizens Financial Services, Inc.
Consolidated Balance Sheet
	December 31,
(in thousands, except share data)	2015	2014
ASSETS:
Cash and cash equivalents:
Noninterest-bearing	$ 14,088	$ 10,091
Interest-bearing	10,296	1,332
Total cash and cash equivalents	24,384	11,423
Interest bearing time deposits with other banks	7,696	5,960
Available-for-sale securities	359,737	306,146
Loans held for sale	603	497
Loans (net of allowance for loan losses:
2015, $7,106; 2014, $6,815)	687,925	547,290
Premises and equipment	17,263	12,357
Accrued interest receivable	4,211	3,644
Goodwill	21,089	10,256
Bank owned life insurance	25,535	20,309
Other intangibles	2,437	473
Other assets	12,104	6,693
TOTAL ASSETS	$ 1,162,984	$ 925,048
LIABILITIES:
Deposits:
Noninterest-bearing	$ 150,960	$ 95,526
Interest-bearing	837,071	678,407
Total deposits	988,031	773,933
Borrowed funds	41,631	41,799
Accrued interest payable	734	756
Other liabilities	12,828	8,032
TOTAL LIABILITIES	1,043,224	824,520
STOCKHOLDERS' EQUITY:
Preferred Stock $1.00 par value; authorized 3,000,000 shares
2015 and 2014; none issued in 2015 or 2014	-	-
Common Stock
$1.00 par value; authorized 15,000,000 shares 2015 and 2014;
issued 3,671,751 and 3,335,236 shares in 2015 and 2014,
respectively	3,672	3,335
Additional paid-in capital	40,715	25,150
Retained earnings	85,790	79,512
Accumulated other comprehensive income (loss)	(236)	767
Treasury stock, at cost:
335,876 and 296,280 shares for 2015 and 2014, respectively	(10,181)	(8,236)
TOTAL STOCKHOLDERS' EQUITY	119,760	100,528
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,162,984	$ 925,048
See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Income
Year Ended December 31,
(in thousands, except share and per share data)	2015	2014	2013
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$ 29,039	$ 28,324	$ 28,982
Interest-bearing deposits with banks	142	82	40
Investment securities:
Taxable	3,102	3,337	3,721
Nontaxable	3,152	3,354	3,405
Dividends	218	194	86
TOTAL INTEREST AND DIVIDEND INCOME	35,653	35,291	36,234
INTEREST EXPENSE:
Deposits	4,113	4,347	5,107
Borrowed funds	707	606	1,208
TOTAL INTEREST EXPENSE	4,820	4,953	6,315
NET INTEREST INCOME	30,833	30,338	29,919
Provision for loan losses	480	585	405
NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	30,353	29,753	29,514
NON-INTEREST INCOME:
Service charges	4,126	4,297	4,453
Trust	673	688	694
Brokerage and insurance	720	567	444
Investment securities gains, net	429	616	441
Gains on loans sold	404	236	443
Earnings on bank owned life insurance	628	507	502
Other	443	445	446
TOTAL NON-INTEREST INCOME	7,423	7,356	7,423
NON-INTEREST EXPENSES:
Salaries and employee benefits	12,504	11,505	11,392
Occupancy	1,424	1,287	1,271
Furniture and equipment	506	362	492
Professional fees	846	820	781
Federal depository insurance	464	461	450
Pennsylvania shares tax	713	686	640
Merger and acquisition	1,103	237	55
ORE expenses	969	299	191
Other	4,900	4,508	4,538
TOTAL NON-INTEREST EXPENSES	23,429	20,165	19,810
Income before provision for income taxes	14,347	16,944	17,127
Provision for income taxes	2,721	3,559	3,752
NET INCOME	$ 11,626	$ 13,385	$ 13,375
PER COMMON SHARE DATA:
NET INCOME - BASIC	$ 3.84	$ 4.41	$ 4.38
NET INCOME - DILUTED	$ 3.83	$ 4.40	$ 4.38
CASH DIVIDENDS PER SHARE	$ 1.73	$ 2.17	$ 1.21

Number of shares used in computation - basic	3,031,282	3,038,298	3,055,034
Number of shares used in computation - diluted	3,032,642	3,039,593	3,056,204

See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Comprehensive Income
Year Ended December 31,

(in thousands)	2015	2014	2013
Net Income	$ 11,626	$ 13,385	$ 13,375

Other Comprehensive income (loss)
Securities available for sale
Net unrealized gain (loss) during the period	(920)	5,465	(9,955)
Income tax expense (benefit)	(314)	1,857	(3,384)
	(606)	3,608	(6,571)
Reclassification adjustment for gains
included in income	(429)	(616)	(441)
Income tax (benefit)	(146)	(209)	(150)
	(283)	(407)	(291)

Unrealized gain on interest rate swap	-	-	200
Income tax expense	-	-	68
Other comprehensive gain on interest rate swap	-	-	132

Change in unrecognized pension costs	(172)	(1,832)	1,325
Income tax (benefit) expense	(58)	(623)	451
	(114)	(1,209)	874

Net other comprehensive income (loss)	(1,003)	1,992	(5,856)
Comprehensive income	$ 10,623	$ 15,377	$ 7,519

See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Changes in Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2012	3,161,324	$ 3,161	$ 16,468	$ 71,813	$ 4,631	$ (6,598)	$ 89,475

Net income				13,375			13,375
Net other comprehensive loss					(5,856)		(5,856)
Stock dividend	144,193	145	7,022	(7,167)			-
Purchase of treasury stock (31,092 shares)						(1,483)	(1,483)
Restricted stock and Board of Director awards			(149)			34	(115)
Restricted stock vesting			218				218
Forfeited restricted stock (55 shares)			2			(2)	-
Cash dividend reinvestment paid from treasury stock (2,877 shares)			1	(138)		137	-
Cash dividends, $1.21 per share				(3,558)			(3,558)
Balance, December 31, 2013	3,305,517	3,306	23,562	74,325	(1,225)	(7,912)	92,056

Net income				13,385			13,385
Net other comprehensive income					1,992		1,992
Stock dividend	29,719	29	1,568	(1,597)			-
Purchase of treasury stock (15,474 shares)						(814)	(814)
Restricted stock and Board of Director awards			(189)			19	(170)
Restricted stock vesting			200				200
Cash dividend reinvestment paid from treasury stock (9,277 shares)			9	(480)		471	-
Cash dividends, $2.17 per share				(6,121)			(6,121)
Balance, December 31, 2014	3,335,236	3,335	25,150	79,512	767	(8,236)	100,528

Net income				11,626			11,626
Net other comprehensive loss					(1,003)		(1,003)
Stock issued for acquisition	336,515	337	15,647	-			15,984
Purchase of treasury stock (49,465 shares)						(2,455)	(2,455)
Restricted stock and Board of Director awards			(256)			308	52
Restricted stock vesting			179				179
Forfeited restricted stock (139 shares)			7			(7)	-
Cash dividend reinvestment paid from treasury stock (3,956 shares)			(12)	(197)		209	-
Cash dividends, $1.73 per share				(5,151)			(5,151)
Balance, December 31, 2015	3,671,751	$ 3,672	$ 40,715	$ 85,790	$ (236)	$ (10,181)	$ 119,760

See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Cash Flows
	Year Ended December 31,
(in thousands)	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$ 11,626	$ 13,385	$ 13,375
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	480	585	405
Depreciation and amortization	464	472	428
Amortization and accretion on investment securities	2,057	2,133	2,427
Deferred income taxes	(192)	478	670
Investment securities gains, net	(429)	(616)	(441)
Earnings on bank owned life insurance	(628)	(507)	(502)
Stock awards	179	200	218
Originations of loans held for sale	(18,945)	(11,129)	(20,239)
Proceeds from sales of loans held for sale	19,243	11,146	21,862
Realized gains on loans sold	(404)	(236)	(443)
(Increase) decrease in accrued interest receivable	(285)	84	88
Increase (decrease) in accrued interest payable	(36)	(139)	(248)
Other, net	(319)	322	217
Net cash provided by operating activities	12,811	16,178	17,817
Cash Flows from Investing Activities:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	30,464	28,989	25,461
Proceeds from maturity and principal repayments of securities	48,103	41,756	78,596
Purchase of securities	(111,304)	(56,257)	(123,488)
Proceeds from redemption of Regulatory Stock	4,476	4,706	1,634
Purchase of Regulatory Stock	(3,879)	(2,815)	(1,997)
Net increase in loans	(25,981)	(15,331)	(38,620)
Purchase of interest bearing time deposits	(500)	(3,480)	(2,480)
Purchase of bank owned life insurance	-	(5,123)	-
Purchase of premises, equipment and software	(776)	(1,309)	(328)
Proceeds from sale of foreclosed assets held for sale	565	647	285
Acquisition, net of cash paid	77,895	-	-
Net cash provided by (used in) investing activities	19,063	(8,217)	(60,937)
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(11,132)	25,617	11,220
Proceeds from long-term borrowings	5,291	6,820	-
Repayments of long-term borrowings	(700)	(4,200)	(20,781)
Net increase (decrease) in short-term borrowed funds	(4,759)	(27,753)	41,587
Purchase of treasury stock	(2,455)	(814)	(1,483)
Purchase of restricted stock	(7)	(170)	(115)
Dividends paid	(5,151)	(6,121)	(3,558)
Net cash (used in) provided by financing activities	(18,913)	(6,621)	26,870
Net increase (decrease) in cash and cash equivalents	12,961	1,340	(16,250)
Cash and Cash Equivalents at Beginning of Year	11,423	10,083	26,333
Cash and Cash Equivalents at End of Year	$ 24,384	$ 11,423	$ 10,083

See accompanying notes to consolidated financial statements.

Supplemental Disclosures of Cash Flow Information:
Interest paid	$ 4,841	$ 5,092	$ 6,563
Income taxes paid	$ 3,375	$ 2,835	$ 3,245
Non-cash activities:
Real estate acquired in settlement of loans	$ 323	$ 1,095	$ 1,051
Real estate transferred from other assets	$ -	$ 549	$ -

Acquisition of The First National Bank of Fredericksburg
Non-cash assets acquired
Available-for-sale securities	23,831
Interest bearing time deposits with other banks	1,236
Loans	115,211
Premises and equipment	4,743
Accrued interest receivable	282
Bank owned life insurance	4,598
Intangibles	1,981
Deferred tax asset	2,979
Other assets	2,332
Goodwill	10,833
	168,026

Liabilities assumed
Noninterest-bearing deposits	71,971
Interest-bearing deposits	153,259
Accrued interest payable	14
Other liabilities	4,693
	229,937
Net non-cash liabilities acquired	(61,911)
Cash and cash equivalents acquired	$ 83,514

See accompanying notes to consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Citizens Financial Services, Inc. (individually and collectively, the “Company”) is headquartered in Mansfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, First Citizens Community  Bank (the “Bank”), and its wholly owned subsidiary, First Citizens Insurance Agency, Inc.  On December 11, 2015, the Company completed its acquisition of The First National Bank of Fredericksburg (FNB). As of December 31, 2015, the Bank operates twenty five full-service banking branches in Potter, Tioga, Bradford, Clinton, Lebanon, Berks and Schuylkill counties, Pennsylvania and Allegany County, New York. The Bank also provides trust services, including the administration of trusts and estates, retirement plans, and other employee benefit plans, along with a brokerage division that provides a comprehensive menu of investment services. The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services.  The Company and Bank are supervised by the Board of Governors of the Federal Reserve System, while the Bank is subject to additional regulation and supervision by the Pennsylvania Department of Banking.

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

Use of Estimates

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

Cash and Cash Equivalents

Cash equivalents include cash on hand, deposits in banks and interest-earning deposits.  Interest-earning deposits with original maturities of 90 days or less are considered cash equivalents. Net cash flows are reported for loan, deposits and short term borrowing transactions.

Interest bearing time deposits with other banks are not included with cash and cash equivalents as the original maturities were greater than 90 days.

Investment Securities

Investment securities at the time of purchase are classified as one of the three following types:

Held-to-Maturity Securities - Includes securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. The Company had no held-to-maturity securities as of December 31, 2015 and 2014.

Trading Securities - Includes debt and equity securities bought and held principally for the purpose of selling them in the near term. Such securities are reported at fair value with unrealized holding gains and losses included in earnings. The Company had no trading securities as of December 31, 2015 and 2014.

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

Common stock of the Federal Reserve Bank, Federal Home Loan Bank of Pittsburgh (FHLB) and correspondent banks represent ownership in institutions which are wholly owned by other financial institutions. These equity securities are accounted for at cost and are classified as other assets.

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

Loans Held for Sale

Certain newly originated fixed-rate residential mortgage loans are classified as held for sale, because it is management’s intent to sell these residential mortgage loans. The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value.

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

Impaired loans are other commercial and agricultural, municipal, agricultural real estate, commercial real estate loans and certain residential mortgages cross collateralized with commercial relationships for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications. The definition of “impaired loans” is not the same as the definition of “non-accrual loans,” although the two categories overlap. The Company may choose to place a loan on non-accrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired if the loan is not a commercial, agricultural, municipal or commercial real estate loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value; or, as a practical expedient in the case of a collateral dependent loan, the difference between the fair value of the collateral and the recorded amount of the loans.

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

The Company allocates the allowance based on the factors described below, which conform to the Company’s loan classification policy. In reviewing risk within the Bank’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The allowance for loan losses consists of amounts applicable to: (i) residential real estate loans; (ii) commercial and agricultural real estate loans; (iii) construction; (iv) consumer loans; (v) other commercial and agricultural loans and (vi) state and political subdivision loans. Factors considered in this process include general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are evaluated to determine additional inherent risks in the loan portfolio, which are not necessarily reflected in the historical loss percentages. These factors are then added to the historical allocation percentage to get the adjusted factor to be applied to non classified loans. The following qualitative factors are analyzed:

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

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. In addition to the allowance for the pooled portfolios, management has developed a separate allowance for loans that are identified as impaired through a TDR. TDRs are excluded from pooled loss forecasts and a separate reserve is provided under the accounting guidance for loan impairment.

Purchased Credit Impaired Loans

The Company purchased loans in connection with its acquisition of FNB in 2015, some of which have shown evidence of credit deterioration since origination. These purchased credit impaired (PCI) loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Over the life of the loan, expected cash flows continue to be estimated. If this subsequent estimated indicated that the present value of expected cash flows is less than the carrying amount, a charge to the allowance for loan loss is made through a provision. If the estimate indicates that the present value of the expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Such purchased credit impaired loans are accounted for individually, and the Company estimates the amount and timing of expected cash flows for each loan. The expected cash flows in excess of the amount paid is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not amortized over the remaining life of the loan (nonaccretable difference).

For loans purchased that did not show evidence of credit deterioration, the difference between the fair value of the loan at the acquisition date and the loan’s face value is being amortized as a yield adjustment over the estimated remaining life of the loan using the effective interest method.

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

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost, less accumulated depreciation. Depreciation expense is computed on straight line and accelerated methods over the estimated useful lives of the assets, which range from 3 to 15 years for furniture, fixtures and equipment and 5 to 40 years for building premises. Repair and maintenance expenditures which extend the useful life of an asset are capitalized and other repair expenditures are expensed as incurred.

When premises or equipment are retired or sold, the remaining cost and accumulated depreciation are removed from the accounts and any gain or loss is credited to income or charged to expense, respectively.

Intangible Assets

Intangible assets include core deposit intangibles, covenants not to compete and mortgage servicing rights (MSRs). Core deposit intangibles are a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases. Covenants not to compete are payments made to former employees as compensation for agreeing not to work for competitors. The core deposit intangibles are being amortized over 10 years using the sum-of-the-years digits method of amortization, while the covenant not to compete is being amortized over four years on a straight line basis.

MSR’s arose from the Company originating certain loans for the express purpose of selling such loans in the secondary market.  The Company maintains all servicing rights for these loans.  The loans held for sale are carried at lower of cost or market.  Originated MSRs are recorded by allocating total costs incurred between the loan and servicing rights based on their relative fair values.  MSRs are amortized in proportion to the estimated servicing income over the estimated life of the servicing portfolio and measured annually for impairment.

The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense.

Goodwill

The Company utilizes a two-step process for testing the impairment of goodwill on at least an annual basis.  This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts.  The Company performs an annual impairment analysis of goodwill.  Based on the fair value of the reporting unit, no impairment of goodwill was recognized in 2015, 2014 or 2013.

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain employees. As of December 31, 2014, the Company was the owner and sole beneficiary of the policies. Effective January 1, 2015, the insurance policies were restructured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these restructured agreements, the Bank receives the cash surrender value of the policy plus 50% of the benefit in excess of the cash surrender value and the remaining amount of the payout will be given to the beneficiary of the policy. Additionally, as a result of the acquisition of FNB, the Company acquired life insurance policies on former FNB employees and directors. The policies obtained as part of the acquisition provide a fixed dollar benefit to the former employee or director beneficiaries, whether or not the insured person is affiliated with the Company at the time of his or her death. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized.  Increases in the cash surrender value are recognized as other non-interest income.

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

Employee Benefit Plans

The Company has noncontributory defined benefit pension plans covering employees hired before January 1, 2007 and employees acquired as part of the FNB acquisition. It is the Company’s policy to fund pension costs on a current basis to the extent deductible under existing tax regulations. Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.

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

All derivatives are recognized on the balance sheet at their fair value. The derivative entered into by the Company qualified for and was designated as a cash flow hedge. Changes in the fair value of a derivative that is highly effective, and that is designated and qualifies as a cash flow hedge to the extent that the hedge is effective, are recorded in other comprehensive income (loss) until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of a variable asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. There was no net gain or loss recognized in earnings related to our derivative instruments during the year ended December 31, 2013.

Advertising Costs

Advertising costs are generally expensed as incurred.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40).  The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  This Update is not expected to have a significant impact on the Company’s financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related-party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.  The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017.  This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), as part of its initiative to reduce complexity in accounting standards.  To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update.  For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.  An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. This Update is not expected to have a significant impact on the Company’s financial.

In May 2015, the FASB issued ASU 2015-08, Business Combinations – Pushdown Accounting – Amendment to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This Update was issued to amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115.  This Update is not expected to have a significant impact on the Company’s financial statements.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the FASB Accounting Standards Codification (“Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update.  This Update is not expected to have a significant impact on the Company’s financial statements.

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

In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting.  This Update adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.  This Update is not expected to have a significant impact on the Company’s financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805).  The amendments in this Update require that an acquirer recognizes adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position.  For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. This Update is not expected to have a significant impact on the Company’s financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments.  Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  For all other entities including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease id defined as one in which: (a) the lease term is 12 months or less, and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial statements.
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

	2015	2014	2013
Basic earnings per share computation:
Net income applicable to common stock	$11,626,000	$13,385,000	$13,375,000
Weighted average common shares outstanding	3,031,282	3,038,298	3,055,034
Earnings per share - basic	$3.84	$4.41	$4.38

Diluted earnings per share computation:
Net income applicable to common stock	$11,626,000	$13,385,000	$13,375,000
Weighted average common shares outstanding for basic earnings per share	3,031,282	3,038,298	3,055,034
Add: Dilutive effects of restricted stock	1,360	1,295	1,170
Weighted average common shares outstanding for dilutive earnings per share	3,032,642	3,039,593	3,056,204
Earnings per share - dilutive	$3.83	$4.40	$4.38

Nonvested shares of restricted stock totaling 2,105, 2,248 and 2,555 were outstanding during 2015, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. These anti-dilutive shares had prices ranging from $50.15-$53.15, $37.10-$50.50 and $34.70-$44.50 for 2015, 2014 and 2013, respectively.

Reclassification

Certain of the prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income or stockholders’ equity.

2. RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserves, in the form of cash balances with the Federal Reserve Bank, against its deposit liabilities.  The amount of such reserves was $1,646,000 and $1,526,000 at December 31, 2015 and 2014, respectively.

Non-retirement account deposits with one financial institution are insured up to $250,000. At times, the Company maintains cash and cash equivalents with other financial institutions in excess of the insured amount.

3. INVESTMENT SECURITIES

The amortized cost and fair value of investment securities at December 31, 2015 and 2014 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 199,749	$ 369	$ (527)	$ 199,591
U.S. Treasuries	10,103	-	(21)	10,082
Obligations of state and
political subdivisions	99,856	3,080	(73)	102,863
Corporate obligations	14,583	68	(86)	14,565
Mortgage-backed securities in
government sponsored entities	30,107	186	(89)	30,204
Equity securities in financial institutions	2,001	436	(5)	2,432
Total available-for-sale securities	$ 356,399	$ 4,139	$ (801)	$ 359,737

December 31, 2014	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$ 150,847	$ 638	$ (600)	$ 150,885
U.S. Treasuries	4,944	-	(95)	4,849
Obligations of state and
political subdivisions	101,281	3,854	(99)	105,036
Corporate obligations	13,853	190	(85)	13,958
Mortgage-backed securities in
government sponsored entities	29,397	368	(37)	29,728
Equity securities in financial institutions	1,137	553	-	1,690
Total available-for-sale securities	$ 301,459	$ 5,603	$ (916)	$ 306,146

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at December 31, 2015 and 2014 (in thousands).  As of December 31, 2015, the Company owned 91 securities whose fair value was less than their cost basis.

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2015	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$ 123,591	$ (527)	$ -	$ -	$ 123,591	$ (527)
U.S. Treasuries	10,082	(21)	-	-	10,082	(21)
Obligations of states and
political subdivisions	7,023	(57)	2,914	(16)	9,937	(73)
Corporate obligations	5,822	(61)	2,138	(25)	7,960	(86)
Mortgage-backed securities in
government sponsored entities	9,830	(77)	227	(12)	10,057	(89)
Equity securities in financial institutions	106	(5)	-	-	106	(5)
Total securities	$ 156,454	$ (748)	$ 5,279	$ (53)	$ 161,733	$ (801)

2014
U.S. agency securities	$ 27,382	$ (110)	$ 43,642	$ (490)	$ 71,024	$ (600)
U.S. Treasuries	-	-	4,849	(95)	4,849	(95)
Obligations of states and
political subdivisions	3,596	(19)	8,584	(80)	12,180	(99)
Corporate obligations	505	(1)	7,707	(84)	8,212	(85)
Mortgage-backed securities in
government sponsored entities	5,025	(4)	2,229	(33)	7,254	(37)
Total securities	$ 36,508	$ (134)	$ 67,011	$ (782)	$ 103,519	$ (916)

As of December 31, 2015, the Company’s investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, U.S treasury notes, obligations of states and political subdivisions, corporate obligations, mortgage backed securities in government sponsored entities and equity securities in financial institutions. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company’s policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  As of December 31, 2015 and 2014, the Company had concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale during 2015, 2014 and 2013 were $30,464,000, $28,989,000 and $25,461,000, respectively. The gross gains realized during 2015 consisted of $196,000, $69,000, $99,000 and $76,000 from the sales of five agency securities, five mortgage backed securities, seven municipal securities and an entire equity security position, respectively. The gross loss of $11,000 was made from the sale of one US treasury security. The gross gains realized during 2014 consisted of $177,000, $197,000, $172,000 and $101,000 from the sales eight agency securities, seven mortgage backed securities, one municipal security and a portion of one equity security, respectively. The gross loss of $31,000 was made from the sale of two US treasury securities The gross gains realized during 2013 consisted of realized gains of $86,000, $356,000, $296,000, $87,000 and $2,000 from the sale of seven agency securities, nine mortgage backed securities, portions of three equity securities, four municipal securities and one corporate security, respectively. The gross losses incurred during 2013 were made up of realized losses of $246,000 and $140,000 from the sale of a corporate security and two mortgage backed securities, respectively. Gross gains and gross losses were realized as follows (in thousands):

	2015	2014	2013
Gross gains	$ 440	$ 647	$ 827
Gross losses	(11)	(31)	(386)
Net gains	$ 429	$ 616	$ 441

Investment securities with an approximate carrying value of $203,769,000 and $186,388,000 at December 31, 2015 and 2014, respectively, were pledged to secure public funds and certain other deposits as provided by law and certain borrowing arrangements of the Company.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at December 31, 2015, by contractual maturity are shown below (in thousands). Municipal securities that have been refunded and will therefore pay-off on the call date are reflected in the table below utilizing the call date as the date of repayment as payment is guaranteed on that day:

	Amortized
	Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$ 19,839	$ 19,878
Due after one year through five years	203,928	204,375
Due after five years through ten years	41,041	41,905
Due after ten years	89,590	91,147
Total	$ 354,398	$ 357,305

4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout north central and south central Pennsylvania and southern New York.  Although the Company has a diversified loan portfolio at December 31, 2015 and 2014, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio, as well as how those segments are analyzed within the allowance for loan losses as of December 31, 2015 and 2014 (in thousands):

2015	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$ 203,407	$ 304	$ 35	$ 203,068
Commercial and agricultural	295,364	6,235	2,908	286,221
Construction	15,011	-	-	15,011
Consumer	11,543	-	9	11,534
Other commercial and agricultural loans	71,206	5,745	866	64,595
State and political subdivision loans	98,500	-	-	98,500
Total	695,031	12,284	3,818	678,929
Allowance for loan losses	7,106	355	-	6,751
Net loans	$ 687,925	$ 11,929	$ 3,818	$ 672,178

2014	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$ 185,438	$ 316	$ -	$ 185,122
Commercial and agricultural	215,584	6,112	-	209,472
Construction	6,353	-	-	6,353
Consumer	8,497	-	-	8,497
Other commercial and agricultural loans	58,516	2,394	-	56,122
State and political subdivision loans	79,717	-	-	79,717
Total	554,105	8,822	-	545,283
Allowance for loan losses	6,815	98	-	6,717
Net loans	$ 547,290	$ 8,724	$ -	$ 538,566

Purchased loans acquired are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether an acquired loan was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. There were no material increases or decreases in the expected cash flows of these loans between December 11, 2015 (the “acquisition date”) and December 31, 2015. The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral. The carrying value of purchased loans acquired with deteriorated credit quality was $3,818,000 at December 31, 2015.

On the acquisition date, the preliminary estimate of the unpaid principal balance for all loans evidencing credit impairment acquired in the FNB acquisition was $6,969,000 and the estimated fair value of the loans was $3,809,000. Total contractually required payments on these loans, including interest, at the acquisition date was $9,913,000. However, the Company’s preliminary estimate of expected cash flows was $4,474,000. At such date, the Company established a credit risk related non-accretable discount (a discount representing amounts which are not expected to be collected from the customer nor liquidation of collateral) of $5,439,000 relating to these impaired loans, reflected in the recorded net fair value. Such amount is reflected as a non-accretable fair value adjustment to loans. The Company further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $665,000 on the acquisition date relating to these impaired loans.

The table below presents the components of the purchase accounting adjustments related to the purchased impaired loans acquired in the FNB Acquisition as of December 11, 2015:

(In Thousands)	December 11, 2015
Contractually required principal and interest at acquisition	$ 9,913
Non-accretable discount	(5,439)
Expected cash flows	4,474
Accretable discount	(665)
Estimated fair value	$ 3,809

Changes in the amortizable yield for purchased credit-impaired loans were as follows for the month ended December 31, 2015:

(In Thousands)	December 31, 2015
Balance at beginning of period	$ 665
Accretion	(28)
Balance at end of period	$ 637

The following table presents additional information regarding loans acquired with specific evidence of deterioration in credit quality under ASC 310-30:

(In Thousands)	December 11, 2015	December 31, 2015
Outstanding balance	$ 6,969	$ 6,950
Carrying amount	3,809	3,818

Real estate loans serviced for Freddie Mac, Fannie Mae and the FHLB, which are not included in the Consolidated Balance Sheet, totaled $133,210,000 and $84,676,000 at December 31, 2015 and 2014, respectively. Loans sold to Freddie Mac and Fannie Mae were sold without recourse and total $92,773,000 and $84,676,000 at December 31, 2015 and 2014, respectively. Additionally, the Bank acquired a portfolio of loans sold to the FHLB during the acquisition of FNB, which were sold under the Mortgage Partnership Finance Program ("MPF"). The Bank is no longer an active participant in the MPF program. The MPF portfolio balance was $40,437,000 at December 31, 2015, respectively. The FHLB maintains a first-loss position for the MPF portfolio that totals $104,000. Should the FHLB exhaust its first-loss position, recourse to the Bank's credit enhancement would be up to the next $4,345,000 of losses. The Bank has not experienced any losses for the MPF portfolio.

As of December 31, 2015 and 2014, net unamortized loan fees and costs of $1,170,000 and $1,173,000, respectively, were included in the carrying value of loans.

The segments of the Bank’s loan portfolio are disaggregated into classes to a level that allows management to monitor risk and performance. Residential real estate mortgages consists of 15 to 30 year first mortgages on residential real estate, while residential real estate home equities are consumer purpose installment loans or lines of credit  secured by a mortgage which is often a second lien on residential real estate with terms of 15 years or less. Commercial real estate are business purpose loans secured by a mortgage on commercial real estate. Agricultural real estate are loans secured by a mortgage on real estate used in agriculture production. Construction real estate are loans secured by residential or commercial real estate used during the construction phase of residential and commercial projects. Consumer loans are typically unsecured or primarily secured by collateral other than real estate and overdraft lines of credit connected with customer deposit accounts. Other commercial loans are loans for commercial purposes primarily secured by non-real estate collateral. Other agricultural loans are loans for agricultural purposes primarily secured by non real estate collateral. State and political subdivisions are loans for state and local municipalities for capital and operating expenses or tax free loans used to finance commercial development.

Management considers other commercial and agricultural  loans, commercial and agricultural real estate loans and state and political subdivision loans which are 90 days or more past due to be impaired. Certain residential mortgages, home equity and consumer loans that are cross collateralized with commercial relationships determined to be impaired may be classified as impaired as well. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance allocation or a charge-off to the allowance.

The following table includes the recorded investment and unpaid principal balances for impaired loans by class, with the associated allowance amount as of December 31, 2015 and 2014, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
	Balance	Allowance	Allowance	Investment	Allowance
2015
Real estate loans:
Mortgages	$ 281	$ 114	$ 129	$ 243	$ 26
Home Equity	61	-	61	61	11
Commercial	8,654	5,843	225	6,068	62
Agricultural	167	167	-	167	-
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	5,535	4,653	987	5,640	256
Other agricultural loans	105	105	-	105	-
State and political
subdivision loans	-	-	-	-	-
Total	$ 14,803	$ 10,882	$ 1,402	$ 12,284	$ 355

2014
Real estate loans:
Mortgages	$ 222	$ 125	$ 66	$ 191	$ 13
Home Equity	130	60	65	125	12
Commercial	8,433	5,708	404	6,112	72
Agricultural	-	-	-	-	-
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	2,480	2,346	48	2,394	1
Other agricultural loans	-	-	-	-	-
State and political
subdivision loans	-	-	-	-	-
Total	$ 11,265	$ 8,239	$ 583	$ 8,822	$ 98

The following table includes the average investment in impaired loans and the income recognized on impaired loans for 2015, 2014 and 2013 (in thousands):

			Interest
	Average	Interest	Income
	Recorded	Income	Recognized
2015	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$ 240	$ 12	$ -
Home Equity	88	4	-
Commercial	5,683	63	5
Agricultural	56	2	-
Construction	-	-	-
Consumer	-	-	-
Other commercial loans	2,700	98	6
Other agricultural loans	37	1	-
State and political subdivision loans	-	-	-
Total	$ 8,804	$ 180	$ 11

2014
Real estate loans:
Mortgages	$ 198	$ 9	$ -
Home Equity	130	4	-
Commercial	7,270	54	-
Agricultural	-	-	-
Construction	-	-	-
Consumer	10	-	-
Other commercial loans	2,031	79	-
Other agricultural loans	-	-	-
State and political subdivision loans	-	-	-
Total	$ 9,639	$ 146	$ -

2013
Real estate loans:
Mortgages	$ 327	$ 7	$ -
Home Equity	136	4	-
Commercial	8,499	457	377
Agricultural	-	-	-
Construction	-	-	-
Consumer	5	-	-
Other commercial loans	1,761	79	-
Other agricultural loans	-	-	-
State and political subdivision loans	-	-	-
Total	$ 10,728	$ 547	$ 377

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

•
Substandard (Grade 7) – This loan grade is in accordance with regulatory guidance and includes loans that have a well-defined weakness based on objective evidence and are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay the loan as agreed, the Bank’s loan rating process includes several layers of internal and external oversight. The Company’s loan officers are responsible for the timely and accurate risk rating of the loans in each of their portfolios at origination and on an ongoing basis under the supervision of management.  All commercial and agricultural loans are reviewed annually to ensure the appropriateness of the loan grade. In addition, the Bank engages an external consultant on at least an annual basis. The external consultant is engaged to 1) review a minimum of 55% of the dollar volume of the commercial loan portfolio on an annual basis, 2) review new loans originated for over $1.0 million in the last years, 3) review a majority of borrowers with commitments greater than or equal to $1.0 million,  4) review selected loan relationships over $750,000 which are over 30 days past due, or classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate.

The following tables represent credit exposures by internally assigned grades as of December 31, 2015 and 2014 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
2015
Real estate loans:
Commercial	$ 217,544	$ 4,150	$ 15,816	$ 32	$ -	$ 237,542
Agricultural	53,695	2,865	1,262	-	-	57,822
Construction	14,422	589	-	-	-	15,011
Other commercial loans	51,297	446	5,669	137	-	57,549
Other agricultural loans	13,318	234	105	-	-	13,657
State and political
subdivision loans	98,500	-	-	-	-	98,500
Total	$ 448,776	$ 8,284	$ 22,852	$ 169	$ -	$ 480,081

2014
Real estate loans:
Commercial	$ 169,383	$ 8,948	$ 12,614	$ -	$ -	$ 190,945
Agricultural	19,575	3,394	1,670	-	-	24,639
Construction	6,353	-	-	-	-	6,353
Other commercial loans	40,683	4,413	2,355	-	-	47,451
Other agricultural loans	9,221	727	1,117	-	-	11,065
State and political
subdivision loans	79,717	-	-	-	-	79,717
Total	$ 324,932	$ 17,482	$ 17,756	$ -	$ -	$ 360,170

For residential real estate mortgages, home equities and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below and all loans past due 90 or more days. The following table presents the recorded investment in those loan classes based on payment activity as of December 31, 2015 and 2014 (in thousands):

2015	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$ 139,734	$ 1,270	$ 35	$ 141,039
Home Equity	62,236	132	-	62,368
Consumer	11,470	64	9	11,543
Total	$ 213,440	$ 1,466	$ 44	$ 214,950

2014	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$ 121,968	$ 890	$ -	$ 122,858
Home Equity	62,296	284	-	62,580
Consumer	8,444	53	-	8,497
Total	$ 192,708	$ 1,227	$ -	$ 193,935

Aging Analysis of Past Due Loans by Class

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loans as of December 31, 2015 and 2014 (in thousands):

	30-59 Days	60-89 Days	90 Days	Total Past			Total Financing	90 Days and
2015	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	Accruing
Real estate loans:
Mortgages	$ 487	$ 283	$ 687	$ 1,457	$ 139,547	$ 35	$ 141,039	$ 321
Home Equity	630	15	121	766	61,602	-	62,368	73
Commercial	824	57	4,139	5,020	230,352	2,170	237,542	60
Agricultural	177	167	-	344	56,740	738	57,822	-
Construction	-	-	-	-	15,011	-	15,011	-
Consumer	239	37	49	325	11,209	9	11,543	9
Other commercial loans	143	214	1,010	1,367	55,316	866	57,549	160
Other agricultural loans	9	-	-	9	13,648	-	13,657	-
State and political
subdivision loans	-	-	-	-	98,500	-	98,500	-
Total	$ 2,509	$ 773	$ 6,006	$ 9,288	$ 681,925	$ 3,818	$ 695,031	$ 623

Loans considered non-accrual	$ 54	$ 171	$ 5,383	$ 5,608	$ 923	$ -	$ 6,531
Loans still accruing	2,455	602	623	3,680	681,002	3,818	688,500
Total	$ 2,509	$ 773	$ 6,006	$ 9,288	$ 681,925	$ 3,818	$ 695,031

	30-59 Days	60-89 Days	90 Days	Total Past			Total Financing	90 Days and
2014	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	Accruing
Real estate loans:
Mortgages	$ 318	$ 230	$ 675	$ 1,223	$ 121,635	$ -	$ 122,858	$ 214
Home Equity	442	99	260	801	61,779	-	62,580	132
Commercial	97	231	1,432	1,760	189,185	-	190,945	310
Agricultural	-	-	-	-	24,639	-	24,639	-
Construction	-	-	-	-	6,353	-	6,353	-
Consumer	119	4	7	130	8,367	-	8,497	6
Other commercial loans	503	258	476	1,237	46,214	-	47,451	174
Other agricultural loans	-	-	-	-	11,065	-	11,065	-
State and political
subdivision loans	-	-	-	-	79,717	-	79,717	-
Total	$ 1,479	$ 822	$ 2,850	$ 5,151	$ 548,954	$ -	$ 554,105	$ 836

Loans considered non-accrual	$ 48	$ 181	$ 2,014	$ 2,243	$ 4,356	$ -	$ 6,599
Loans still accruing	1,431	641	836	2,908	544,598	-	547,506
Total	$ 1,479	$ 822	$ 2,850	$ 5,151	$ 548,954	$ -	$ 554,105

Nonaccrual Loans

Loans are considered for nonaccrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans or if full payment of principal and interest is not expected.

The following table reflects the loans on nonaccrual status as of December 31, 2015 and 2014, respectively. The balances are presented by class of loan (in thousands):

	2015	2014
Real estate loans:
Mortgages	$ 949	$ 676
Home Equity	59	152
Commercial	4,422	5,010
Agricultural	34	-
Construction	-	-
Consumer	55	47
Other commercial loans	1,012	714
Other agricultural loans	-	-
State and political subdivision	-	-
	$ 6,531	$ 6,599

Interest income on loans would have increased by approximately $463,000, $527,000 and, $632,000 during 2015, 2014 and 2013, respectively, if these loans had performed in accordance with their terms.

Troubled Debt Restructurings (TDR)

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. Management strives to identify borrowers in financial difficulty early and work with them to modify more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company’s investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower’s ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  Based on this evaluation management would no longer consider a loan to be a TDR when the relevant facts support such a conclusion. As of December 31, 2015, 2014 and 2013, included within the allowance for loan losses are reserves of $37,000, $26,000 and $28,000, respectively, that are associated with loans modified as TDRs.

Loan modifications that are considered TDRs completed during the years ended December 31, 2015, 2014 and 2013 were as follows (dollars in thousands):

	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
2015
Real estate loans:
Mortgages	1	1	$ 71	$ 19	$ 71	$ 19
Total	1	1	$ 71	$ 19	$ 71	$ 19

2014
Real estate loans:
Commercial	-	2	$ -	$ 153	$ -	$ 153
Total	-	2	$ -	$ 153	$ -	$ 153

2013
Real estate loans:
Mortgages	1	-	$ 72	$ -	$ 72	$ -
Commercial	-	2	-	1,365	-	1,365
Other commercial loans	-	2	-	1,530	-	1,530
Total	1	4	$ 72	$ 2,895	$ 72	$ 2,895

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The following table presents the recorded investment in loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which begin January 1, 2015, 2014 and 2013, respectively, and that subsequently defaulted during these reporting periods (dollars in thousands):

	2015		2014		2013
	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Real estate loans:
Commercial	-	$ -	1	$ 50	1	$ 55
Other commercial loans	-	-	-	-	1	6
Total recidivism	-	$ -	1	$ 50	2	$ 61

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of December 31, 2015 and 2014 included with other assets are $1,354,000 and $1,792,000, respectively, of foreclosed assets. As of December 31, 2015, included within the foreclosed assets is $339,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of December 31, 2015, the Company has initiated formal foreclosure proceedings on $1,199,000 of consumer residential mortgages, which have not yet been transferred into foreclosed assets.

Allowance for Loan Losses

The following tables roll forward the balance of the allowance for loan and lease losses for the years ended December 31, 2015, 2014 and 2013 and is segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2015, 2014 and 2013 (in thousands):

	Balance at December 31, 2014	Charge-offs	Recoveries	Provision	Balance at December 31, 2015	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 878	$ (66)	$ -	$ 93	$ 905	$ 37	$ 868
Commercial and agricultural	3,870	(84)	14	(15)	3,785	62	3,723
Construction	26	-	-	(2)	24	-	24
Consumer	84	(47)	33	32	102	-	102
Other commercial and agricultural loans	1,224	(41)	2	120	1,305	256	1,049
State and political				-
subdivision loans	545	-	-	48	593	-	593
Unallocated	188	-	-	204	392	-	392
Total	$ 6,815	$ (238)	$ 49	$ 480	$ 7,106	$ 355	$ 6,751

	Balance at December 31, 2013	Charge-offs	Recoveries	Provision	Balance at December 31, 2014	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 946	$ (97)	$ -	$ 29	$ 878	$ 25	$ 853
Commercial and agricultural	4,558	(516)	15	(187)	3,870	72	3,798
Construction	50	-	-	(24)	26	-	26
Consumer	105	(47)	27	(1)	84	-	84
Other commercial and agricultural loans	942	(250)	-	532	1,224	1	1,223
State and political				-
subdivision loans	330	-	-	215	545	-	545
Unallocated	167	-	-	21	188	-	188
Total	$ 7,098	$ (910)	$ 42	$ 585	$ 6,815	$ 98	$ 6,717

	Balance at December 31, 2012	Charge-offs	Recoveries	Provision	Balance at December 31, 2013	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$ 875	$ (17)	$ 5	$ 83	$ 946	$ 27	$ 919
Commercial and agricultural	4,437	(62)	5	178	4,558	305	4,253
Construction	38	-	-	12	50	-	50
Consumer	119	(54)	33	7	105	-	105
Other commercial and agricultural loans	728	(1)	-	215	942	1	941
State and political				-
subdivision loans	271	-	-	59	330	-	330
Unallocated	316	-	-	(149)	167	-	167
Total	$ 6,784	$ (134)	$ 43	$ 405	$ 7,098	$ 333	$ 6,765

As discussed in Footnote 1, management evaluates various qualitative factors on a quarterly basis. The following are factors that experienced changes during:

2015

•
The qualitative factor for national, state, regional and local economic trends and business conditions was increased for all loan categories due to an increase in the unemployment rates in the local economy during 2015 and the reduction in natural gas exploration and extraction activity.

•
The qualitative factors for changes in levels of and trends in delinquencies and impaired/classified loans were decreased for commercial and agricultural real estate due to the decrease in the amount of loans classified as substandard, excluding loans acquired as part of the FNB acquisition. While there has been an increase in delinquencies of commercial and agricultural real estate loans, the qualitative factor was not increased. The increase in delinquencies is attributable to one relationship, which is classified as impaired and management does not believe that this delinquency is a reflection of a further decrease in the credit quality of the commercial and agricultural real estate loan portfolio.

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

5. PREMISES & EQUIPMENT

Premises and equipment at December 31, 2015 and 2014 are summarized as follows (in thousands):

	December 31,
	2015	2014
Land	$ 5,110	$ 3,295
Buildings	17,349	12,456
Furniture, fixtures and equipment	6,636	6,187
Construction in process	88	1,836
	29,183	23,774
Less: accumulated depreciation	11,920	11,417
Premises and equipment, net	$ 17,263	$ 12,357

Depreciation expense amounted to $608,000, $537,000 and $598,000 for 2015, 2014 and 2013, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization of intangible assets as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015			December 31, 2014
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$ 1,336	$ (638)	$ 698	$ 1,023	$ (550)	$ 473
Core deposit intangibles	1,641	(25)	1,616	-	-	-
Covenant not to compete	125	(2)	123	-	-	-
Total amortized intangible assets	$ 3,102	$ (665)	$ 2,437	$ 1,023	$ (550)	$ 473
Unamortized intangible assets:
Goodwill	$ 21,089			$ 10,256
(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at December 31, 2015. Future amortization expense may vary from these projections (in thousands):

	MSRs	Core deposit intangibles	Covenant not to compete	Total
Year ended December 31, 2015 (actual)	$ 129	$ 25	$ 2	$ 156
Estimate for year ended December 31,
2016	173	296	31	500
2017	142	266	31	439
2018	113	236	31	380
2019	88	206	30	324
2020	66	177	—	243

7. FEDERAL HOME LOAN BANK (FHLB) STOCK

The Bank is a member of the FHLB of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of December 31, 2015 and 2014, the Bank holds $2,800,000 and $1,761,000, respectively. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) A significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios have improved, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members and has paid a quarterly cash dividend.

8. DEPOSITS

The following table shows the breakdown of deposits as of December 31, 2015 and 2014, by deposit type (dollars in thousands):

	2015	2014
Non-interest-bearing deposits	$ 150,960	$ 95,526
NOW accounts	279,655	226,038
Savings deposits	170,277	108,252
Money market deposit accounts	105,229	95,350
Certificates of deposit	281,910	248,767
Total	$ 988,031	$ 773,933

Certificates of deposit of $250,000 or more amounted to $51,818,000 and $47,310,000 at December 31, 2015 and 2014, respectively.

Following are maturities of certificates of deposit as of December 31, 2015 (in thousands):

2016	$ 128,954
2017	61,608
2018	38,240
2019	18,761
2020	24,594
Thereafter	9,753
Total certificates of deposit	$ 281,910

9. BORROWED FUNDS AND REPURCHASE AGREEMENTS

The following table shows the breakdown of borrowed funds as of December 31, 2015 and 2014, (dollars in thousands):

	Securities
	Sold Under						Total
	Agreements to	FHLB	Federal Funds	FRB	Notes	Term	Borrowed
	Repurchase(a)	Advances(b)	Line (c)	BIC Line (d)	Payable(e)	Loans(f)	Funds
2015
Balance at December 31	$ 16,008	$ 1,598	$ -	$ -	$ 7,500	$ 16,525	$ 41,631
Highest balance at any month-end	16,008	26,996	-	-	7,500	20,569	71,073
Average balance	5,998	5,218	-	-	7,500	17,984	36,700
Weighted average interest rate:
Paid during the year	0.82%	0.35%	0.00%	0.77%	3.14%	2.25%	1.93%
As of year-end	0.45%	0.43%	0.00%	0.00%	3.33%	2.44%	1.74%
2014
Balance at December 31	$ 5,906	$ 16,593	$ -	$ -	$ 7,500	$ 11,800	$ 41,799
Highest balance at any month-end	7,277	39,902	-	-	7,500	18,200	72,879
Average balance	6,535	9,991	1	1	7,500	15,180	39,208
Weighted average interest rate:
Paid during the year	0.91%	0.27%	0.76%	0.75%	3.09%	1.89%	1.55%
As of year-end	0.99%	0.24%	0.00%	0.00%	3.04%	2.54%	1.50%
2013
Balance at December 31	$ 7,278	$ 42,954	$ -	$ -	$ 7,500	$ 9,200	$ 66,932
Highest balance at any month-end	8,923	42,954	-	-	7,500	30,000	89,377
Average balance	7,821	4,871	-	-	7,500	22,022	42,214
Weighted average interest rate:
Paid during the year	0.88%	0.25%	0.73%	0.75%	5.82%	3.13%	2.86%
As of year-end	0.87%	0.25%	0.00%	0.00%	3.04%	2.78%	0.96%

(a) We utilize securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents.

The collateral pledged on the repurchase agreements by the remaining contractual maturity of the repurchase agreements in the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
2015	Continuous	30 Days	30 - 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$ 18,144	$ -	$ -	$ 2,049	$ 20,193
Total carrying value of collateral pledged	18,144	-	-	2,049	20,193
Total liability recognized for repurchase agreements					16,008

2014	Continuous	30 Days	30 - 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$ 10,368	$ 1,015	$ -	$ 2,940	$ 14,323
Total carrying value of collateral pledged	10,368	1,015	-	2,940	14,323
Total liability recognized for repurchase agreements					5,906

(b) FHLB Advances consist of an “Open RepoPlus” agreement with the FHLB of Pittsburgh. FHLB “Open RepoPlus” advances are short-term borrowings that bear interest based on the FHLB discount rate or Federal Funds rate, whichever is higher.  The Company has a borrowing limit of $254,270,000, inclusive of any outstanding advances. FHLB advances are secured by a blanket security agreement that includes the Company’s FHLB stock, as well as certain investment and mortgage-backed securities held in safekeeping at the FHLB and certain residential and commercial mortgage loans.

(c) The federal funds line consists of an unsecured line from a third party bank at market rates.  The Company has a borrowing limit of $10,000,000, inclusive of any outstanding balances.  No specific collateral is required to be pledged for these borrowings.

(d) The Federal Reserve Bank Borrower in Custody (FRB BIC) Line consists of a borrower in custody in agreement open in January 2010 with the Federal Reserve Bank of Philadelphia secured by municipal loans maintained in the Company's possession.  As of December 31, 2015, the Company has a borrowing limit of $7,949,000, inclusive of any outstanding advances. The approximate carrying value of the municipal loan collateral was $16,146,000 and $17,071,000 as of December 31, 2015 and 2014, respectively.

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

(f) Term Loans consist of separate loans with the FHLB of Pittsburgh as follows (in thousands):

		December 31,	December 31,
Interest Rate	Maturity	2015	2014
Fixed:
2.29%	October 2, 2017	2,000	2,000
2.72%	July 12, 2018	1,000	1,000
1.87%	February 4, 2019	2,000	2,000
2.61%	February 3, 2021	2,000	2,000
3.52%	July 12, 2021	2,000	2,000
2.37%	August 20, 2021	2,800	2,800
2.08%	January 6, 2022	4,725	-
Total term loans		$ 16,525	$ 11,800

Following are maturities of borrowed funds as of December 31, 2015 (in thousands):

2016	$ 24,546
2017	2,000
2018	1,000
2019	2,000
2020	560
Thereafter	11,525
Total borrowed funds	$ 41,631

10. EMPLOYEE BENEFIT PLANS

Noncontributory Defined Benefit Pension Plan

The Bank sponsors a trusteed, noncontributory defined benefit pension plans covering substantially all employees and officers hired prior to January 1, 2007. Additionally, the Bank assumed the noncontributory defined benefit pension plan of FNB when it was acquired during 2015. The FNB plan was frozen prior to the acquisition and therefore, no additional benefits will accrue for employees covered under that plan. These two plans are collectively referred to herein as “the Plans”.  The pension plans call for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank and compensation rates during employment. Upon retirement or other termination of employment, employees can elect either an annuity benefit or a lump sum distribution of vested benefits in the pension plan. The Bank’s funding policy is to make annual contributions, if needed, based upon the funding formula developed by the pension plans’ actuary. For the years ended December 31, 2015, 2014 and 2013, contributions to the pension plans totaled $400,000, $300,000 and $1,000,000, respectively.

In lieu of the pension plan, employees with a hire date of January 1, 2007 or later are eligible to receive, after meeting length of service requirements, an annual discretionary 401(k) plan contribution from the Bank equal to a percentage of an employee’s base compensation.  The contribution amount is placed in a separate account within the 401(k) plan and is subject to a vesting requirement. Contributions by the Company totaled $61,000, $46,000 and $40,000 for 2015, 2014 and 2013, respectively.

The following table sets forth the obligation and funded status as of December 31 (in thousands):

	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$11,777	$9,739
Benefit obligation acquired as part of FNB acquisition	6,377	-
Service cost	352	307
Interest cost	424	415
Actuarial (Gain) / Loss	(456)	1,645
Benefits paid	(665)	(329)
Benefit obligation at end of year	17,809	11,777
Change in plan assets
Fair value of plan assets at beginning of year	11,039	10,519
Fair value of plan assets at acquisition	4,053	-
Actual return (loss) on plan assets	(41)	549
Employer contribution	400	300
Benefits paid	(665)	(329)
Fair value of plan assets at end of year	14,786	11,039
Funded status	$(3,023)	$(738)

Amounts not yet recognized as a component of net periodic pension cost (in thousands):

Amounts recognized in accumulated other
comprehensive loss consists of:	2015	2014
Net loss	$3,919	$3,795
Prior service cost	(222)	(270)
Total	$3,697	$3,525

The accumulated benefit obligation for the defined benefit pension plan was $17,809,000 and $11,777,000 at December 31, 2015 and 2014, respectively.

The components of net periodic benefit costs for the years ended December 31 are as follows (in thousands):

	2015	2014	2013
Service cost	$352	$307	$342
Interest cost	424	415	363
Return on plan assets	(791)	(786)	(673)
Net amortization and deferral	205	51	257
Net periodic benefit cost	$190	$(13)	$289

The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost in 2016 is $288,000 and $(47,000), respectively.

The weighted-average assumptions used to determine benefit obligations at December 31, 2015 and 2014 is summarized in the following table. The change in the discount rate is the primary driver of the actuarial gain that occurred in 2015 of $456,000.

	2015	2014
Discount rate	3.94%	3.50%
Rate of compensation increase	3.00%	3.00%

The weighted-average assumptions used to determine net periodic benefit cost (income) for the year ended December 31:

	2015	2014	2013
Discount rate	3.61%	4.30%	3.30%
Expected long-term return on plan assets	7.00%	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%	3.00%

The long-term rate of return on plan assets gives consideration to returns currently being earned on plan assets as well as future rates expected to be earned.  The investment objective is to maximize total return consistent with the interests of the participants and beneficiaries, and prudent investment management.  The allocation of the pension plan assets is determined on the basis of sound economic principles and is continually reviewed in light of changes in market conditions.  Asset allocation favors equity securities, with a target allocation of 50-70%.  The target allocation for debt securities is 30-50%.  At December 31, 2015, the pension plan had a sufficient cash and money market position in order to re-allocate the equity portfolio for diversification purposes and reduce risk in the total portfolio.  The following table sets forth by level, within the fair value hierarchy as defined in footnote 17, the Plan’s assets at fair value as of December 31, 2015 and 2014 (in thousands):

2015	Level I	Level II	Level III	Total	Allocation
Assets
Cash and cash equivalents	$ 1,704	$ -	$ -	$ 1,704	11.5%
Equity Securities
U.S. Companies	3,821	-	-	3,821	25.8%
Mutual Funds and ETF's	6,085	-	-	6,085	41.3%
Corporate Bonds	-	3,019	-	3,019	20.4%
Municipal Bonds	-	107	-	107	0.7%
U.S. Agency Securities	-	50	-	50	0.3%
Total	$ 11,610	$ 3,176	$ -	$ 14,786	100.0%

2014	Level I	Level II	Level III	Total	Allocation
Assets
Cash and cash equivalents	$ 516	$ -	$ -	$ 516	4.7%
Equity Securities
U.S. Companies	3,761	-	-	3,761	34.0%
Mutual Funds and ETF's	3,960	-	-	3,960	35.9%
Corporate Bonds	-	2,604	-	2,604	23.6%
U.S. Agency Securities	-	198	-	198	1.8%
Total	$ 8,237	$ 2,802	$ -	$ 11,039	100.0%

Equity securities include the Company’s common stock in the amounts of $502,000 (3.4% of total plan assets) and $550,000 (5.0% of total plan assets) at December 31, 2015 and 2014, respectively.

The Bank expects to contribute $500,000 to its pension plans in 2016.  Expected future benefit payments that the Bank estimates from its pension plan are as follows (in thousands):

2016	$ 586
2017	710
2018	653
2019	2,134
2020	1,536
2021 - 2025	6,573

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $285,000, $267,000 and $255,000 for 2015, 2014 and 2013, respectively.

Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the deferred compensation plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the deferred compensation plan are not guaranteed and represent a general liability of the Company.  As of December 31, 2015 and 2014, an obligation of $958,000 and $969,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Amounts included in interest expense on the deferred amounts totaled $22,000, $20,000 and $16,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the Plan) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including in the case of employees, continuous employment or service with the Company.  In total, 100,000 shares of the Company’s common stock have been authorized under the Plan, which terminates April 18, 2016. As of December 31, 2015, 59,162 shares remain available to be issued under the Plan. The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted shares during 2015:

	2015
		Weighted
		Average
	Shares	Market Price
Outstanding, beginning of year	6,971	$ 48.55
Granted	4,996	49.02
Forfeited	(139)	51.49
Vested	(3,559)	45.76
Outstanding, end of year	8,269	$ 49.98

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.  Compensation expense related to restricted stock was $172,000, $157,000 and $155,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The weighted-average grant-date fair value of restricted shares granted during 2015, 2014 and 2013 was $49.02, $52.82 and $48.21, respectively.  At December 31, 2015 the total compensation cost related to nonvested awards that has not yet been recognized was $413,000, which is expected to be recognized over the next 3 years.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law.  At December 31, 2015 and 2014, an obligation of $1,339,000 and $1,198,000, respectively, was included in other liabilities for the SERP in the Consolidated Balance Sheet.  Expenses related to the SERP totaled $141,000, $152,000 and $145,000 for the years ended December 31, 2015, 2014 and 2013.

Salary Continuation Plan

The Company maintains a salary continuation plan for certain employees acquired through the acquisition of the FNB.  At December 31 2015 an obligation of $710,000 was included in other liabilities for this plan in the Consolidated Balance Sheet.  There were no expenses related to this plan during the year ended December 31, 2015.

Continuation of Life Insurance Plan

The Company, as part of the acquisition of FNB, has promised a continuation of life insurance coverage to certain persons post-retirement. GAAP requires the recording of post-retirement costs and a liability equal to the present value of the cost of post-retirement insurance during the person’s term of service. The estimated present value of future benefits to be paid totaled $574,000 at December 31, 2015, which is included in other liabilities in the Consolidated Balance Sheet. There were no expenses related to this plan during the year ended December 31, 2015.

11. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Currently payable	$ 2,913	$ 3,081	$ 3,082
Deferred taxes	(192)	478	670
Provision for income taxes	$ 2,721	$ 3,559	$ 3,752

The following temporary differences gave rise to the net deferred tax asset and liabilities at December 31, 2015 and 2014, respectively (in thousands):

	2015	2014
Deferred tax assets:
Allowance for loan losses	$ 4,238	$ 2,317
Deferred compensation	772	503
Merger & acquisition costs	20	24
Allowance for losses on available-for-sale securities	436	420
Pension and other retirement obligation	1,483	658
Interest on non-accrual loans	1,001	825
Incentive plan accruals	362	352
Other real estate owned	136	24
Low income housing tax credits	63	33
NOL carry forward	950	-
AMT Credit Carryforward	152	-
Other	157	78
Total	$ 9,770	$ 5,234

Deferred tax liabilities:
Premises and equipment	$ (919)	$ (306)
Investment securities accretion	(177)	(302)
Loan fees and costs	(154)	(166)
Goodwill and core deposit intangibles	(3,594)	(2,734)
Mortgage servicing rights	(238)	(161)
Unrealized gains on available-for-sale securities	(1,135)	(1,594)
Other	(44)	-
Total	(6,261)	(5,263)
Deferred tax asset (liability), net	$ 3,509	$ (29)

No valuation allowance was established at December 31, 2015 and 2014, due to the Company’s ability to carryback to taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company’s earnings potential.

The total provision for income taxes is different from that computed at the statutory rates due to the following items (in thousands):

	Year Ended December 31,
	2015	2014	2013
Provision at statutory rates on
pre-tax income	$ 4,878	$ 5,761	$ 5,823
Effect of tax-exempt income	(1,915)	(1,865)	(1,752)
Low income housing tax credits	(198)	(198)	(198)
Bank owned life insurance	(214)	(172)	(171)
Nondeductible interest	61	60	70
Nondeductible merger and acquisition expenses	102	-	-
Other items	7	(27)	(20)
Provision for income taxes	$ 2,721	$ 3,559	$ 3,752
Statutory tax rates	34%	34%	34%
Effective tax rates	19.0%	21.0%	21.9%

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exception, the Company’s federal and state income tax returns for taxable years through 2011 have been closed for purposes of examination by the federal and state taxing jurisdictions.

Investments in Qualified Affordable Housing Projects

As of December 31, 2015 and 2014, the Company was invested in four partnerships that provide affordable housing. The balance of the investments, which is included within other assets in the Consolidated Balance Sheet, was $959,000 and $1,218,000 as of December 31, 2015 and 2014, respectively. Investments purchased prior to January 1, 2015, are accounted for utilizing the effective yield method. As of December 31, 2015, the Company has $1,044,000 of tax credits remaining that will be recognized over seven years. Tax credits of $198,000 were recognized as a reduction of tax expense during 2015. Included within other expenses on the Consolidated Statement of Income was $259,000 of amortization of the investments in qualified affordable housing projects.

12. OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income (loss), net of tax, as of December 31, were as follows (in thousands):

	2015	2014
Net unrealized gain on securities available for sale	$ 3,339	$ 4,687
Tax effect	(1,135)	(1,594)
Net -of-tax amount	2,204	3,093

Unrecognized pension costs	(3,697)	(3,525)
Tax effect	1,257	1,199
Net -of-tax amount	(2,440)	(2,326)

Total accumulated other comprehensive income (loss)	$ (236)	$ 767

The following tables present the changes in accumulated other comprehensive (loss) income by component net of tax for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Unrealized gain (loss) on available for sale securities (a)	Unrealized gain (loss) on interest rate swap (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2012	$ 6,754	$ (132)	$ (1,991)	$ 4,631
Other comprehensive income (loss) before reclassifications (net of tax)	(6,571)	132	704	(5,735)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(291)	-	170	(121)
Net current period other comprehensive income (loss)	(6,862)	132	874	(5,856)
Balance as of December 31, 2013	$ (108)	$ -	$ (1,117)	$ (1,225)

Balance as of December 31, 2013	$ (108)	$ -	$ (1,117)	$ (1,225)
Other comprehensive income (loss) before reclassifications (net of tax)	3,608	-	(1,243)	2,365
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(407)	-	34	(373)
Net current period other comprehensive income (loss)	3,201	-	(1,209)	1,992
Balance as of December 31, 2014	$ 3,093	$ -	$ (2,326)	$ 767

Balance as of December 31, 2014	$ 3,093	$ -	$ (2,326)	$ 767
Other comprehensive loss before reclassifications (net of tax)	(606)	-	(249)	(855)
Amounts reclassified from accumulated other
comprehensive loss (net of tax)	(283)	-	135	(148)
Net current period other comprehensive loss	(889)	-	(114)	(1,003)
Balance as of December 31, 2015	$ 2,204	$ -	$ (2,440)	$ (236)

(a) Amounts in parentheses indicate debits

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013:

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)			Affected line item in the statement where net Income is presented
	December 31,
	2015	2014	2013
Unrealized gains and losses on available for sale securities
	$ 429	$ 616	$ 441	Investment securities gains, net
	(146)	(209)	(150)	Provision for income taxes
	$ 283	$ 407	$ 291	Net of tax

Defined benefit pension items
	$ (205)	$ (51)	$ (257)	Salaries and employee benefits
	70	17	87	Provision for income taxes
	$ (135)	$ (34)	$ (170)	Net of tax
Total reclassifications	$ 148	$ 373	$ 121

(a) Amounts in parentheses indicate debits to profit/loss

13. RELATED PARTY TRANSACTIONS

Certain executive officers and directors of the Company, or companies in which they have 10 percent or more beneficial ownership, were indebted to the Bank.  Such loans were made in the ordinary course of business at the Bank’s normal credit terms and do not present more than a normal risk of collection.  A summary of loan activity for the years ended December 31, 2015 and 2014 with officers, directors, stockholders and associates of such persons is listed below (in thousands):

	Year Ended December 31,
	2015	2014
Balance, beginning of year	$ 4,314	$ 4,263
New loans	5,828	2,212
Repayments	(4,799)	(2,161)
Balance, end of year	$ 5,343	$ 4,314

14. REGULATORY MATTERS

Dividend Restrictions:

The approval of the Federal Reserve Board is required for a bank to pay dividends up to the Company if the total of all dividends declared in any calendar year exceeds the Bank’s net income (as defined) for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2016 without approval of the FRB or PDB of approximately $6,340,000, plus the Bank’s 2016 year-to-date net income at the time of the dividend declaration.

Loans:

The Bank is subject to regulatory restrictions which limit its ability to loan funds to the Company.  At December 31, 2015, the Bank’s regulatory lending limit amounted to approximately $16,235,000.

Regulatory Capital Requirements:

Federal regulations require the Company and the Bank to maintain minimum amounts of capital. Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total, Tier I and Common Equity Tier I capital to risk-weighted assets and of Tier I capital to average total assets.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (FDICIA) established five capital categories ranging from “well capitalized” to “critically under-capitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized”, it would become subject to a series of increasingly restrictive regulatory actions.

As of December 31, 2015 and 2014, the FRB categorized the Company and the Bank as well capitalized, under the regulatory framework for prompt corrective action.  To be categorized as a well capitalized financial institution, Total risk-based, Tier I risk-based, Common Equity Tier I risk based and Tier I leverage capital ratios must be at least 10%, 8%, 6.5% and 5%, respectively.

The Company and Bank’s computed risk-based capital ratios are as follows as of December 31, 2015 and 2014 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$ 114,886	16.23%	$ 56,630	8.00%	$ 70,787	10.00%
Bank	$ 108,232	15.34%	$ 56,443	8.00%	$ 70,554	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Company	$ 107,612	15.20%	$ 42,472	6.00%	$ 56,630	8.00%
Bank	$ 100,958	14.31%	$ 42,332	6.00%	$ 56,443	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$ 100,112	14.14%	$ 31,854	4.50%	$ 46,012	6.50%
Bank	$ 100,958	14.31%	$ 31,749	4.50%	$ 45,860	6.50%

Tier 1 Capital (to Average Assets):
Company	$ 107,612	11.01%	$ 39,083	4.00%	$ 48,854	5.00%
Bank	$ 100,958	10.35%	$ 39,006	4.00%	$ 48,757	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$ 106,891	18.55%	$ 46,105	8.00%	$ 57,631	10.00%
Bank	$ 97,498	16.97%	$ 45,969	8.00%	$ 57,462	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Company	$ 99,692	17.30%	$ 23,053	4.00%	$ 34,579	6.00%
Bank	$ 90,500	15.75%	$ 22,985	4.00%	$ 34,477	6.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	N/A	N/A	N/A	N/A	N/A	N/A
Bank	N/A	N/A	N/A	N/A	N/A	N/A

Tier 1 Capital (to Average Assets):
Company	$ 99,692	10.99%	$ 36,272	4.00%	$ 45,341	5.00%
Bank	$ 90,500	10.00%	$ 36,218	4.00%	$ 45,273	5.00%

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

Credit Extension Commitments

The Company’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments, whose contract amounts represent credit risk at December 31, 2015 and 2014, are as follows (in thousands):

	2015	2014
Commitments to extend credit	$143,134	$108,951
Standby letters of credit	13,751	10,389
	$156,885	$119,340

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

The Company also offers limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use.  The non-contractual amount of financial instruments with off-balance sheet risk at December 31, 2015 was $12,485,000.  The Company reserves the right to discontinue this service without prior notice.

Litigation Matters

The Company is subject to lawsuits and claims arising out of its business. There are no legal proceedings or claims currently pending or threatened other than those encountered during the normal course of business, which include various foreclosure proceedings. As a result of these proceedings, it is not unusual for customers to countersue the Bank, which are vigorously challenged by the Bank.

16. OPERATING LEASES

The following schedule shows future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 2015 (in thousands):

2016	$ 254
2017	188
2018	191
2019	194
2020	81
Thereafter	185
Total	$ 1,093

The Company’s operating lease obligations represent short and long-term lease and rental payments for facilities. Total rental expense for all operating leases for the years ended December 31, 2015, 2014 and 2013 were $175,000, $171,000 and $162,000, respectively.

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

The following tables present the assets reported on the consolidated balance sheet at their fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands) by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

2015	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. agency securities	$ -	$ 199,591	$ -	$ 199,591
U.S. treasuries securities	10,082	-	-	10,082
Obligations of state and
political subdivisions	-	102,863	-	102,863
Corporate obligations	-	14,565	-	14,565
Mortgage-backed securities in
government sponsored entities	-	30,204	-	30,204
Equity securities in financial institutions	2,432	-	-	2,432

2014	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. agency securities	$ -	$ 150,885	$ -	$ 150,885
U.S. treasuries	4,849	-	-	4,849
Obligations of state and
political subdivisions	-	105,036	-	105,036
Corporate obligations	-	13,958	-	13,958
Mortgage-backed securities in
government sponsored entities	-	29,728	-	29,728
Equity securities in financial institutions	1,690	-	-	1,690

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

Assets measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014 (in thousands) are included in the table below:

2015	Level I	Level II	Level III	Total
Impaired Loans	$ -	$ -	$ 894	$ 894
Other real estate owned	-	-	1,197	1,197

2014	Level I	Level II	Level III	Total
Impaired Loans	$ -	$ -	$ 846	$ 846
Other real estate owned	-	-	893	893

•
Impaired Loans - The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level III measurement.  If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not current being carried at its fair value.

•
Other Real Estate owned – OREO is carried at the lower of cost or fair value, which is measured at the date foreclosure.  If the fair value of the collateral exceeds the carrying amount of the loan, no charge-off or adjustment is necessary, the loan is not considered to be carried at fair value, and is therefore not included in the table above. If the fair value of the collateral is less than the carrying amount of the loan, management will charge the loan down to its estimated realizable value. The fair value of OREO is based on the appraised value of the property, which is generally unadjusted by management and is based on comparable sales for similar properties in the same geographic region as the subject property, and is included in the above table as a Level II measurement.  In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.  In these cases, the loans are categorized in the above table as Level III measurement since these adjustments are considered to be unobservable inputs. Income and expenses from operations and further declines in the fair value of the collateral subsequent to foreclosure are included in net expenses from OREO.

The following table provides a listing of the significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques.

Quantitative Information about Level 3 Fair Value Measurements
2015	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	894	Appraised Collateral Values	Discount for time since appraisal	0-70%	46.50%
			Selling costs	4%-10%	7.75%
			Holding period	0 - 12 months	10 months

Other real estate owned	1,197	Appraised Collateral Values	Discount for time since appraisal	0-75%	25%

2014	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	846	Appraised Collateral Values	Discount for time since appraisal	0-20%	2.00%
			Selling costs	4%-10%	8.54%
			Holding period	12 months	12 months

Other real estate owned	893	Appraised Collateral Values	Discount for time since appraisal	0-20%	20%

The fair values of the Company’s financial instruments are as follows (in thousands):

	Carrying
December 31, 2015	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$ 24,384	$ 24,384	$ 24,384	$ -	$ -
Interest bearing time deposits with other banks	7,696	7,705	-	-	7,705
Available-for-sale securities	359,737	359,737	12,514	347,223	-
Loans held for sale	603	603	603
Net loans	687,925	712,524	-	-	712,524
Bank owned life insurance	25,535	25,535	25,535	-	-
Regulatory stock	3,459	3,459	3,459	-	-
Accrued interest receivable	4,211	4,211	4,211	-	-

Financial liabilities:
Deposits	$ 988,031	$ 987,542	$ 706,121	$ -	$ 281,421
Borrowed funds	41,631	38,863	1,598	-	37,265
Accrued interest payable	734	734	734	-	-

	Carrying
December 31, 2014	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$ 11,423	$ 11,423	$ 11,423	$ -	$ -
Interest bearing time deposits with other banks	5,960	5,969	-	-	5,969
Available-for-sale securities	306,146	306,146	6,539	299,607	-
Loans held for sale	497	497	497
Net loans	547,290	564,944	-	-	564,944
Bank owned life insurance	20,309	20,309	20,309	-	-
Regulatory stock	2,035	2,035	2,035	-	-
Accrued interest receivable	3,644	3,644	3,644	-	-

Financial liabilities:
Deposits	$ 773,933	$ 774,387	$ 525,166	$ -	$ 249,221
Borrowed funds	41,799	38,219	16,593	-	21,626
Accrued interest payable	756	756	756	-	-

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

Fair value for significant nonperforming loans is based on recent external appraisals or estimated cash flows discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

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

18. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

The following is condensed financial information for Citizens Financial Services, Inc.:

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED BALANCE SHEET
	December 31,
(in thousands)	2015	2014
Assets:
Cash	$ 4,593	$ 7,911
Available-for-sale securities	2,332	1,556
Investment in subsidiary:
First Citizens Community Bank	120,370	98,542
Other assets	557	511
Total assets	$ 127,852	$ 108,520

Liabilities:
Other liabilities	$ 592	$ 492
Borrowed funds	7,500	7,500
Total liabilities	8,092	7,992
Stockholders' equity	119,760	100,528
Total liabilities and stockholders' equity	$ 127,852	$ 108,520

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED STATEMENT OF INCOME
	Year Ended December 31,
(in thousands)	2015	2014	2013
Dividends from:
Bank subsidiary	$ 5,582	$ 14,332	$ 4,142
Available-for-sale securities	71	56	51
Total income	5,653	14,388	4,193
Realized securities gains	76	-	183
Expenses	892	555	638
Income before equity
in undistributed earnings
of subsidiary	4,837	13,833	3,738
Equity in undistributed
earnings - First Citizens Community Bank	6,789	(448)	9,637
Net income	$ 11,626	$ 13,385	$ 13,375
Comprehensive income	$ 10,623	$ 15,377	$ 7,519

CITIZENS FINANCIAL SERVICES, INC.
STATEMENT OF CASH FLOWS
	Year Ended December 31,
(in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$ 11,626	$ 13,385	$ 13,375
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(6,789)	448	(9,637)
Investment securities gains, net	(76)	-	(183)
Other, net	322	174	309
Net cash provided by operating activities	5,083	14,007	3,864
Cash flows from investing activities:
Purchases of available-for-sale securities	(901)	(602)	(1)
Proceeds from the sale of available-for-sale securities	113	-	538
Net cash provided by (used in) investing activities	(788)	(602)	537
Cash flows from financing activities:
Cash dividends paid	(5,151)	(6,121)	(3,558)
Purchase of treasury stock	(2,455)	(814)	(1,483)
Purchase of restricted stock	(7)	(170)	(115)
Net cash used in financing activities	(7,613)	(7,105)	(5,156)
Net (decrease) increase in cash	(3,318)	6,300	(755)
Cash at beginning of year	7,911	1,611	2,366
Cash at end of year	$ 4,593	$ 7,911	$ 1,611

19. CONSOLIDATED CONDENSED QUARTERLY DATA (UNAUDITED)

The following table presents summarized quarterly financial data for 2015 and 2014:

(in thousands, except per share data)		Three Months Ended,
2015	Mar 31	June 30	Sep 30	Dec 31
Interest income	$ 8,771	$ 8,768	$ 8,863	$ 9,251
Interest expense	1,184	1,207	1,218	1,211
Net interest income	7,587	7,561	7,645	8,040
Provision for loan losses	120	120	120	120
Non-interest income	1,602	1,780	1,736	1,876
Investment securities gains (losses), net	126	175	129	(1)
Non-interest expenses	5,335	5,428	5,852	6,814
Income before provision for income taxes	3,860	3,968	3,538	2,981
Provision for income taxes	740	779	681	521
Net income	$ 3,120	$ 3,189	$ 2,857	$ 2,460
Earnings Per Share Basic	$ 1.03	$ 1.06	$ 0.95	$ 0.80
Earnings Per Share Diluted	$ 1.03	$ 1.06	$ 0.95	$ 0.79

		Three Months Ended,
2014	Mar 31	June 30	Sep 30	Dec 31
Interest income	$ 8,781	$ 8,889	$ 8,808	$ 8,813
Interest expense	1,269	1,239	1,234	1,211
Net interest income	7,512	7,650	7,574	7,602
Provision for loan losses	180	150	150	105
Non-interest income	1,616	1,680	1,682	1,762
Investment securities gains, net	171	75	242	128
Non-interest expenses	5,091	5,000	5,067	5,007
Income before provision for income taxes	4,028	4,255	4,281	4,380
Provision for income taxes	852	890	913	904
Net income	$ 3,176	$ 3,365	$ 3,368	$ 3,476
Earnings Per Share Basic	$ 1.05	$ 1.11	$ 1.11	$ 1.14
Earnings Per Share Diluted	$ 1.04	$ 1.11	$ 1.11	$ 1.14

19. ACQUISITION OF FNB

In the second quarter of 2015, the Company announced the signing of a definitive merger agreement to acquire 100% of the outstanding equity interest of FNB for $630 per share in cash and stock. FNB was a Pennsylvania bank that conducted its business from a main office in Lebanon County, Pennsylvania with four branches in Lebanon County, two branches in Schuylkill County, Pennsylvania, and one Branch in Berks County, Pennsylvania.

The transaction closed on December 11, 2015, with FNB having been merged into First Citizens Community Bank, with First Citizens Community Bank as the surviving entity. The acquisition established the Company’s presence in the Lebanon, Berks and Schuylkill Counties, Pennsylvania markets.

Under the terms of the merger agreement, the Company acquired all of the outstanding shares of FNB for a total purchase price of approximately $21,603,000.  As a result of the acquisition, the Company issued 336,515 common shares and $5.6 million in cash to the former shareholders of FNB. The shares were issued with a value of $47.50 per share, which was based on the close price of the Company’s stock on December 11, 2015.

The acquired assets and assumed liabilities were measured at estimated fair values. Management made significant estimates and exercised significant judgment in accounting for the acquisition.  Management measured loan fair values based on loan file reviews, appraised collateral values, expected cash flows, and historical loss factors of FNB.  Real estate acquired through foreclosure was primarily valued based on appraised collateral values.  The Company also recorded an identifiable intangible asset representing the core deposit base of FNB based on management’s evaluation of the cost of such deposits relative to alternative funding sources.  The Company also recorded an identifiable intangible asset representing a covenant not-to-compete with the former President of FNB. Management used significant estimates including the average lives of depository accounts, future interest rate levels, and the cost of servicing various depository products. Management used market quotations to determine the fair value of investment securities.

The business combination resulted in the acquisition of loans with and without evidence of credit quality deterioration. FNB’s loans were deemed to have credit impairment at the acquisition date if the Company did not expect to receive all contractually required cash flows due to concerns about credit quality.  Such loans were fair valued and the difference between contractually required payments at the acquisition date and cash flows expected to be collected was recorded as a non-accretable difference. At the acquisition date, the Company recorded $3,809,000 of purchased credit-impaired loans. The method of measuring carrying value of purchased loans differs from loans originated by the Company (originated loans), and as such, the Company identifies purchased loans and purchased loans with a credit quality discount and originated loans at amortized cost.

FNB’s loans without evidence of credit deterioration were fair valued by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value.  Additionally, consideration was given to management’s best estimates of default rates and pre-payment speeds.

The following table summarizes the purchase of FNB as of December 11, 2015:

(In Thousands, Except Per Share Data)
Purchase Price Consideration in Common Stock
Citizens Financial Services, Inc. shares issued	336,515
Value assigned to Citizens Financial Services, Inc. common share	$ 47.50
Purchase price assigned to FNB common shares exchanged for Citizens Financial Services, Inc.		$ 15,984
Purchase Price Consideration - Cash for Common Stock
Purchase price assigned to The First National Bank of Fredericksburg common shares exchanged for cash		5,619
Total Purchase Price		21,603
Net Assets Acquired:
The First National Bank of Fredericksburg shareholders’ equity	$ 12,298
Adjustments to reflect assets acquired at fair value:
Loans
Interest rate	31
General credit	(1,362)
Specific credit - non-amortizing	(2,495)
Specific credit - amortizing	(665)
Core deposit intangible	1,641
Covenant not to compete	125
Premises and equipment	1,203
Leased premises contracts	(359)
Other assets	(358)
Deferred tax assets	785
Adjustments to reflect liabilities acquired at fair value:
Time deposits	(74)
		10,770
Goodwill resulting from merger		$ 10,833

The following condensed statement reflects the amounts recognized as of the acquisition date for each major class of asset acquired and liability assumed:

(In Thousands)
Total purchase price		$ 21,603
Assets (liabilities) acquired:
Cash and cash equivalents	$ 83,514
Interest bearing time deposits with other banks	1,236
Securities available for sale	23,831
Loans	115,211
Premises and equipment, net	4,743
Accrued interest receivable	282
Bank-owned life insurance	4,598
Intangibles	1,981
Deferred tax asset	2,979
Other assets	2,332
Time deposits	(42,675)
Deposits other than time deposits	(182,555)
Accrued interest payable	(14)
Other liabilities	(4,693)
		10,770
Goodwill resulting from the FNB merger		$ 10,833

The Company recorded goodwill and other intangibles associated with the purchase of FNB totaling $12,814,000.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Company did not recognize any impairment from December 11, 2015 to December 31, 2015. None of the goodwill acquired is expected to be deductible for tax purposes.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. For the period from December 11, 2015 to December 31, 2015, no such adjustments were recorded.  The identifiable intangible assets consist of a core deposit intangible, covenant not to compete intangible and MSRs which are being amortized on an accelerated basis over the useful life of such assets.  The gross carrying amount of the core deposit intangible, covenant not to compete and MSRs intangible at December 31, 2015 was $1,641,000, $125,000 and $215,000, respectively, with $25,000, $2,000 and $0 accumulated amortization, respectively, as of that date.

As of December 31, 2015, the current year and estimated future amortization expense for the core deposit, covenant not to compete intangible and MSRs was (in thousands):

2015	$ 27
2016	366
2017	332
2018	298
2019	264
2020	200
Thereafter	494
Total	$ 1,981

Amounts recognized separately from the acquisition include primarily legal fees, investment banking fees, system conversion costs, severance costs and contract termination costs. These costs were included in merger and acquisition expenses within non-interest expenses on the Consolidated Statement of Income and amounted to approximately $1,103,000 for the year ended December 31, 2015.

Results of operations for FNB prior to the acquisition date are not included in the Consolidated Statement of Income for the year ended December 31, 2015.  Due to the significant amount of fair value adjustments, historical results of FNB are not relevant to the Company’s results of operations.  Therefore, no pro forma information is presented.

The following table presents financial information regarding the former FNB operations included in our Consolidated Statement of Income from the date of acquisition through December 31, 2015 under the column “Actual from Acquisition Date through December 31, 2015”.  In addition, the following table presents unaudited pro forma information as if the acquisition of FNB had occurred on January 1, 2014 under the “Pro Forma” columns.  The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited proforma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition.  Merger and acquisition integration costs and amortization of fair value adjustments are included in the numbers below.

		Pro Formas
	Actual from Acquisition Date Through December 31, 2015	Twelve Months Ended December 31,
(In Thousands, Except Per Share Data)		2015	2014
Net interest income	$ 401	$ 37,736	$ 37,634
Non-interest income	21	8,576	8,184
Net income	(22)	8,640	14,019
Pro forma earnings per share:
Basic		$ 2.57	$ 4.15
Diluted		$ 2.57	$ 4.15

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

A material weakness is a significant deficiency (as defined in Public Company Accounting Oversight Board Auditing Standard No. 5), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course by management or employees in the normal course of performing their assigned functions.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.  Because there were no material weaknesses discovered, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of December 31, 2015, a copy of which is included in this Annual Report on Form 10-K.

/s/ Randall E. Black
By: Randall E. Black
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 10, 2016

/s/ Mickey L. Jones
By: Mickey L. Jones
Treasurer
(Principal Financial & Accounting Officer)

Date: March 10, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Citizens Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of Citizens Financial Services, Inc. and subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidted financial statements are the responsibility of Citizens Financial Services, Inc.'s management. Our responsibility is to express an opinion on these consolidted financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Financial Services, Inc. and subsidiary as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens Financial Services, Inc. and subsidiary's  internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/S.R. Snodgrass, P.C.
Wexford, Pennsylvania
March 10, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Citizens Financial Services, Inc.

We have audited the Citizens Financial Services, Inc. and subsidiary internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013.  Citizens Financial Services, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Citizens Fianncial Services, Inc.'s internal control over financial reporting based on our audit.

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

In our opinion, Citizens Financial Services, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by COSO in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015, of Citizens Financial Services, Inc. and subsidiary and our report dated March 10, 2016, expressed an unqualified opinion.

/s/S.R. Snodgrass, P.C.
Wexford, Pennsylvania
March 10, 2016

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

(b)	Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting and the attestation report of the independent registered public accounting firm are incorporated herein by reference to Item 8 - the Company’s audited Consolidated Financial Statements in this Annual Report on Form 10-K.

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION.

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information relating to the directors of the Company, the section captioned “Proposal 1. Election of Directors” in the Company’s Proxy Statement for the 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) is incorporated by reference.

Executive Officers

For information relating to officers of the Company, the section captioned “Proposal 1. Election of Directors” in the 2016 Proxy Statement is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2016 Proxy Statement is incorporated by reference.

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

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors” in the Company’s 2016 Proxy Statement is incorporated by reference.

ITEM 11 – EXECUTIVE COMPENSATION

Executive Compensation

For information regarding executive and director compensation, the sections captioned “Director Compensation”, “Executive Compensation”, “Compensation Discussion and Analysis” and “Compensation Committee Report” in the Company’s 2016 Proxy Statement are incorporated by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s 2016 Proxy Statement.

(b)	Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s 2016 Proxy Statement.

(c)
Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)
Equity Compensation Plan Information

The following table sets forth information as of December 31, 2015 about Company common stock that may be issued under the Company’s 2006 Restricted Stock Plan. The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	n/a	n/a	59,162

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	n/a	n/a	59,162

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers - Transactions with Related Persons” in the Company’s 2016 Proxy Statement is incorporated by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in the Company’s 2016 Proxy Statement is incorporated by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses the section captioned “Audit – Related Matters” in the Company’s 2016 Proxy Statement is incorporated by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  The following documents are filed as a part of this report:

1.  The following financial statements are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2015 and 2014
Consolidated Statement of Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statement of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

2.  All financial statement schedules are omitted because the required information is either not applicable, not required or isshown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection (a)(1) of this item.

3. The following Exhibits are filed herewith, or incorporated by reference as a part of this report.

3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended(1)
3.2	Bylaws of Citizens Financial Services, Inc.(2)
4	Instrument defining the rights of security holders (3)
10.1	*Amended and Restated Executive Employment Agreement between Citizens Financial Services, Inc., First Citizens Community Bank and Randall E. Black(4)
10.2	*Citizens Financial Services, Inc. Directors’ Deferred Compensation Plan(5)
10.3	*Citizens Financial Services, Inc. Directors’ Life Insurance Program(6)
10.4	*Citizens Financial Services, Inc. 2006 Restricted Stock Plan(7)
10.5	*Form of Award Agreement for Citizens Financial Services, Inc. 2006 Restricted Stock Plan(8)
10.6	*Supplemental Executive Retirement Plan(9)
10.7	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Terry B. Osborne (10)
10.8	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Mickey L. Jones (11)
10.9	*First Citizens Community Bank Annual Incentive Plan (12)
10.10	*First Citizens Community Bank Endorsement Split-Dollar Life Insurance Plan (13)
21	List of Subsidiaries
23	Consent of S.R. Snodgrass, P.C., Independent Registered Public Accountants
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) related notes.

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

Date: March 10, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Capacity	Date
/s/ Randall E. Black Randall E. Black, Chief Executive Officer, President and Director (Principal Executive Officer)	March 10, 2016
/s/ R. Lowell Coolidge R. Lowell Coolidge, Director	March 10, 2016
/s/ Rudolph J. van der Hiel Rudolph J. van der Hiel, Director	March 10, 2016
/s/ Robert W. Chappell Robert W. Chappell, Director	March 10, 2016
/s/ R. Joseph Landy R. Joseph Landy, Director	March 10, 2016
/s/ Roger C. Graham, Jr. Roger C. Graham, Director	March 10, 2016
/s/ E. Gene Kosa E. Gene Kosa, Director	March 10, 2016
/s/ Rinaldo A. DePaola Rinaldo A. DePaola, Director	March 10, 2016
/s/ Thomas E. Freeman Thomas E. Freeman, Director	March 10, 2016
/s/ Alletta M. Schadler Alletta M. Schadler Director	March 10, 2016
/s/ Mickey L. Jones Mickey L. Jones, Treasurer and Chief Financial Officer (Principal Financial & Accounting Officer)	March 10, 2016