Form 10-Q
period 2016-03-31
CITIZENS FINANCIAL SERVICES INC
filed 2016-05-05
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10‑Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from_____________________ to ___________________

Commission file number 0‑13222

CITIZENS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

            PENNSYLVANIA                                                                                                                    23‑2265045
   (State or other jurisdiction of incorporation or organization)                                                                     (I.R.S. Employer Identification No.)

15 South Main Street
Mansfield, Pennsylvania 16933
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (570) 662‑2121

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes __X__ No_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____    Accelerated filer _X__

Non-accelerated filer ____    Smaller reporting company ____
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes____ No __X__

The number of outstanding shares of the Registrant's Common Stock, as of April 26, 2016, was 3,319,958.

Citizens Financial Services, Inc.
Form 10-Q

INDEX

		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheet as of March 31,2016 and December 31, 2015	1
	Consolidated Statement of Income for the Three months Ended March 31, 2016 and 2015	2
	Consolidated Statement of Comprehensive Income for the Three Months ended March 31, 2016 and 2015	3
	Consolidated Statement of Cash Flows for the Three Months ended March 31, 2016 and 2015	4
	Notes to Consolidated Financial Statements	5-31
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22-52
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	52

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	52-53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Mine Safety Disclosures	53
Item 5.	Other Information	53
Item 6.	Exhibits	53-54
	Signatures	55

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31	December 31
(in thousands except share data)	2016	2015
ASSETS:
Cash and due from banks:
Noninterest-bearing	$14,746	$14,088
Interest-bearing	22,633	10,296
Total cash and cash equivalents	37,379	24,384
Interest bearing time deposits with other banks	7,697	7,696
Available-for-sale securities	371,925	359,737
Loans held for sale	1,557	603

Loans (net of allowance for loan losses:
2016, $7,275 and 2015, $7,106)	692,428	687,925

Premises and equipment	17,249	17,263
Accrued interest receivable	4,096	4,211
Goodwill	21,089	21,089
Bank owned life insurance	25,705	25,535
Other intangibles	2,309	2,437
Other assets	11,130	12,104

TOTAL ASSETS	$1,192,564	$1,162,984

LIABILITIES:
Deposits:
Noninterest-bearing	$147,897	$150,960
Interest-bearing	869,914	837,071
Total deposits	1,017,811	988,031
Borrowed funds	39,996	41,631
Accrued interest payable	660	734
Other liabilities	12,126	12,828
TOTAL LIABILITIES	1,070,593	1,043,224
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares March 31, 2016 and December 31, 2015;
none issued in 2016 or 2015	-	-
Common stock
$1.00 par value; authorized 15,000,000 shares; issued 3,671,751 at March 31, 2016 and
December 31, 2015	3,672	3,672
Additional paid-in capital	40,722	40,715
Retained earnings	87,696	85,790
Accumulated other comprehensive income (loss)	903	(236)
Treasury stock, at cost: 353,400 shares at March 31, 2016
and 335,876 shares at December 31, 2015	(11,022)	(10,181)
TOTAL STOCKHOLDERS' EQUITY	121,971	119,760
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,192,564	$1,162,984

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended
	March 31
(in thousands, except share and per share data)	2016	2015
INTEREST INCOME:
Interest and fees on loans	$8,596	$7,039
Interest-bearing deposits with banks	71	31
Investment securities:
Taxable	944	754
Nontaxable	771	848
Dividends	80	99
TOTAL INTEREST INCOME	10,462	8,771
INTEREST EXPENSE:
Deposits	1,074	1,009
Borrowed funds	183	175
TOTAL INTEREST EXPENSE	1,257	1,184
NET INTEREST INCOME	9,205	7,587
Provision for loan losses	135	120
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	9,070	7,467
NON-INTEREST INCOME:
Service charges	1,102	976
Trust	196	194
Brokerage and insurance	209	127
Gains on loans sold	46	38
Investment securities gains, net	27	126
Earnings on bank owned life insurance	170	152
Other	166	115
TOTAL NON-INTEREST INCOME	1,916	1,728
NON-INTEREST EXPENSES:
Salaries and employee benefits	3,882	3,056
Occupancy	445	369
Furniture and equipment	157	128
Professional fees	287	232
FDIC insurance	157	116
Pennsylvania shares tax	150	201
Amortization of intangibles	82	-
ORE expenses	92	117
Other	1,660	1,116
TOTAL NON-INTEREST EXPENSES	6,912	5,335
Income before provision for income taxes	4,074	3,860
Provision for income taxes	791	740
NET INCOME	$3,283	$3,120

PER COMMON SHARE DATA:
Net Income – Basic	$0.99	$1.03
Net Income – Diluted	$0.99	$1.03
Cash Dividends Paid	$0.415	$0.405

Number of shares used in computation - basic	3,323,949	3,026,265
Number of shares used in computation - diluted	3,323,949	3,026,265

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended
	March 31,
(in thousands)		2016		2015
Net income		$3,283		$3,120
Other comprehensive income:
Unrealized gains on available for sale securities	1,694		1,345
Income tax effect	(577)		(458)
Change in unrecognized pension cost	61		48
Income tax effect	(21)		(16)
Less: Reclassification adjustment for investment security gains included in net income	(27)		(126)
Income tax effect	9		43
Other comprehensive income, net of tax		1,139		836
Comprehensive income		$4,422		$3,956

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Three Months Ended
	March 31,
(in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,283	$3,120
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	135	120
Depreciation and amortization	76	125
Amortization and accretion of investment securities	567	516
Deferred income taxes	(115)	(128)
Investment securities gains, net	(27)	(126)
Earnings on bank owned life insurance	(170)	(152)
Originations of loans held for sale	(3,913)	(3,155)
Proceeds from sales of loans held for sale	3,005	2,661
Realized gains on loans sold	(46)	(38)
Increase in accrued interest receivable	115	8
Decrease in accrued interest payable	(74)	(65)
Other, net	(467)	207
Net cash provided by operating activities	2,369	3,093
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	5,020	14,623
Proceeds from maturity and principal repayments	9,757	13,521
Purchase of securities	(25,840)	(13,074)
Proceeds from redemption of regulatory stock	112	1,271
Purchase of regulatory stock	-	(864)
Net increase in loans	(4,454)	(11,054)
Purchase of premises and equipment	(166)	(403)
Proceeds from sale of foreclosed assets held for sale	289	17
Net cash (used in) provided by investing activities	(15,282)	4,037
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	29,780	14,843
Proceeds from long-term borrowings	2	4,730
Net decrease in short-term borrowed funds	(1,637)	(17,141)
Purchase of treasury and restricted stock	(860)	(979)
Dividends paid	(1,377)	(1,223)
Net cash provided by financing activities	25,908	230
Net increase in cash and cash equivalents	12,995	7,360
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,384	11,423
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,379	$18,783

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,331	$1,249
Income taxes paid	$450	$600
Loans transferred to foreclosed property	$64	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

Citizens Financial Services, Inc. (individually and collectively with its direct and indirect subsidiaries, the "Company") is a Pennsylvania corporation organized as the holding company of its wholly owned subsidiary, First Citizens Community Bank (the "Bank"), and the Bank's wholly owned subsidiary, First Citizens Insurance Agency, Inc. ("First Citizens Insurance"). On December 11, 2015, the Company completed its acquisition of The First National Bank of Fredericksburg (FNB) by merging FNB into the Bank.

The accompanying consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission ("SEC") and in conformity with U.S. generally accepted accounting principles.  Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  Certain of the prior year amounts have been reclassified to conform with the current year presentation.  Such reclassifications had no effect on net income or stockholders' equity.  All material inter‑company balances and transactions have been eliminated in consolidation.

In the opinion of management of the Company, the accompanying interim financial statements at March 31, 2016 and for the three month periods ended March 31, 2016 and 2015 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the three month period ended March 31, 2016 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share.

	Three months ended
	March 31,
	2016	2015
Net income applicable to common stock	$3,283,000	$3,120,000

Basic earnings per share computation
Weighted average common shares outstanding	3,323,949	3,026,265
Earnings per share - basic	$0.99	$1.03

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	3,323,949	3,026,265
Add: Dilutive effects of restricted stock	-	-
Weighted average common shares outstanding for dilutive earnings per share	3,323,949	3,026,265
Earnings per share - diluted	$0.99	$1.03

For the three months ended March 31, 2016 and 2015, there were 5,325 and 4,082 shares, respectively, related to the restricted stock program that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $46.69 to $53.15 for the three month period ended March 31, 2016 and prices ranging from $37.10 to $53.50 for the three month period ended March 31, 2015.

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of tax-exempt income earned from state and municipal securities and loans and investments in affordable housing tax credits.

Investments in Qualified Affordable Housing Projects

As of March 31, 2016 and December 31, 2015, the Company was invested in four partnerships that provide affordable housing. The balance of the investments, which is included within other assets in the Consolidated Balance Sheet, was $894,000 and $959,000 as of March 31, 2016 and December 31, 2015, respectively. Investments purchased prior to January 1, 2015, are accounted for utilizing the effective yield method. As of March 31, 2016, the Company has $995,000 of tax credits remaining that will be recognized over 6.7 years. Tax credits of $50,000 were recognized as a reduction of tax expense during the three months ended March 31, 2016 and 2015.

Note 4 – Investments

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at March 31, 2016 and December 31, 2015 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2016	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. agency securities	$212,978	$1,377	$(36)	$214,319
U.S. treasury securities	5,078	4	-	5,082
Obligations of state and
political subdivisions	101,685	3,089	(116)	104,658
Corporate obligations	12,503	52	(19)	12,536
Mortgage-backed securities in
government sponsored entities	32,675	351	(37)	32,989
Equity securities in financial
institutions	2,001	364	(24)	2,341
Total available-for-sale securities	$366,920	$5,237	$(232)	$371,925

December 31, 2015
Available-for-sale securities:
U.S. agency securities	$199,749	$369	$(527)	$199,591
U.S. treasury securities	10,103	-	(21)	10,082
Obligations of state and
political subdivisions	99,856	3,080	(73)	102,863
Corporate obligations	14,583	68	(86)	14,565
Mortgage-backed securities in
government sponsored entities	30,107	186	(89)	30,204
Equity securities in financial institutions	2,001	436	(5)	2,432
Total available-for-sale securities	$356,399	$4,139	$(801)	$359,737

The following table shows the Company's gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015 (in thousands). As of March 31, 2016, the Company owned 44 securities whose fair value was less than their cost basis.

March 31, 2016	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$34,231	$(36)	$-	$-	$34,231	$(36)
Obligations of state and
political subdivisions	12,058	(96)	2,197	(20)	14,255	(116)
Corporate obligations	4,257	(14)	2,140	(5)	6,397	(19)
Mortgage-backed securities in
government sponsored entities	6,174	(21)	929	(16)	7,103	(37)
Equity securities in financial institutions	985	(24)	-	-	985	(24)
Total securities	$57,705	$(191)	$5,266	$(41)	$62,971	$(232)

December 31, 2015
U.S. agency securities	$123,591	$(527)	$-	$-	$123,591	$(527)
U.S. treasury securities	10,082	(21)	-	-	10,082	(21)
Obligations of states and
political subdivisions	7,023	(57)	2,914	(16)	9,937	(73)
Corporate obligations	5,822	(61)	2,138	(25)	7,960	(86)
Mortgage-backed securities in
government sponsored entities	9,830	(77)	227	(12)	10,057	(89)
Equity securities in financial institutions	106	(5)	-	-	106	(5)
Total securities	$156,454	$(748)	$5,279	$(53)	$161,733	$(801)

As of March 31, 2016, the Company's investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, obligations of states and political subdivisions, corporate obligations, mortgage backed securities issued by government sponsored entities, and equity securities in financial institutions. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security's amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company's intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security's amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company's policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or issuer-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale for the three months ended March 31, 2016 and 2015 were $5,020,000 and $14,623,000, respectively. The gross gains and losses were as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Gross gains	$27	$137
Gross losses	-	(11)
Net gains	$27	$126

Investment securities with an approximate carrying value of $221.9 million and $203.8 million at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public funds and certain other deposits.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at March 31, 2016, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$37,238	$37,445
Due after one year through five years	198,445	200,491
Due after five years through ten years	43,004	43,960
Due after ten years	86,232	87,688
Total	$364,919	$369,584

Note 5 – Loans

The Company grants loans primarily to customers throughout north central and south central Pennsylvania and the southern tier New York.  Although the Company had a diversified loan portfolio at March 31, 2016 and December 31, 2015, a substantial portion of its debtors' ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for loan losses as of March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$201,988	$523	$33	$201,432
Commercial and agricultural	299,633	6,438	2,761	290,434
Construction	8,699	-	-	8,699
Consumer	11,125	-	8	11,117
Other commercial and agricultural loans	69,197	6,277	681	62,239
State and political subdivision loans	109,061	-	-	109,061
Total	699,703	13,238	3,483	682,982
Allowance for loan losses	7,275	475	-	6,800
Net loans	$692,428	$12,763	$3,483	$676,182

December 31, 2015
Real estate loans:
Residential	$203,407	$304	$35	$203,068
Commercial and agricultural	295,364	6,235	2,908	286,221
Construction	15,011	-	-	15,011
Consumer	11,543	-	9	11,534
Other commercial and agricultural loans	71,206	5,745	866	64,595
State and political subdivision loans	98,500	-	-	98,500
Total	695,031	12,284	3,818	678,929
Allowance for loan losses	7,106	355	-	6,751
Net loans	$687,925	$11,929	$3,818	$672,178

Purchased loans acquired in the FNB acquisition are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether an acquired loan was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired loans (PCI) are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. There were no material increases or decreases in the expected cash flows of these loans between December 11, 2015 (the "acquisition date") and March 31, 2016. The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral. The carrying value of purchased loans acquired with deteriorated credit quality was $3,483,000 and $3,818,000 at March 31, 2016 and December 31, 2015, respectively.

On the acquisition date, the preliminary estimate of the unpaid principal balance for all loans evidencing credit impairment acquired in the FNB acquisition was $6,969,000 and the estimated fair value of the loans was $3,809,000. Total contractually required payments on these loans, including interest, at the acquisition date was $9,913,000. However, the Company's preliminary estimate of expected cash flows was $4,474,000. At such date, the Company established a credit risk related non-accretable discount (a discount representing amounts which are not expected to be collected from the customer nor liquidation of collateral) of $5,439,000 relating to these impaired loans, reflected in the recorded net fair value. Such amount is reflected as a non-accretable fair value adjustment to loans. The Company further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $665,000 on the acquisition date relating to these impaired loans.

The carrying value of the loans acquired in the FNB acquisition with specific evidence of deterioration in credit quality was determined by projected discounted contractual cash flows.

Changes in the accretable yield for purchased credit-impaired loans were as follows for the three months ended March 31, 2016:

(In Thousands)	March 31, 2016
Balance at beginning of period	$ 637
Accretion	(86)
Balance at end of period	$ 551

The following table presents additional information regarding loans acquired with specific evidence of deterioration in credit quality under ASC 310-30:

(In Thousands)	March 31, 2016	December 31, 2015
Outstanding balance	$6,516	$6,950
Carrying amount	3,483	3,818

The segments of the Company's loan portfolio are disaggregated into classes to a level that allows management to monitor risk and performance. Residential real estate mortgages consist primarily of 15 to 30 year first mortgages on residential real estate, while residential real estate home equity loans are consumer purpose installment loans or lines of credit with terms of 15 years or less secured by a mortgage which is often a second lien on residential real estate. Commercial real estate loans are business purpose loans secured by a mortgage on commercial real estate. Agricultural real estate loans are loans secured by a mortgage on real estate used in agriculture production. Construction real estate loans are loans secured by residential or commercial real estate used during the construction phase of residential and commercial projects. Consumer loans are typically unsecured or primarily secured by assets other than real estate and overdraft lines of credit are typically secured by customer deposit accounts. Other commercial loans are loans for commercial purposes primarily secured by non-real estate collateral. Other agricultural loans are loans for agricultural purposes primarily secured by non-real estate collateral. State and political subdivision loans are loans to state and local municipalities for capital and operating expenses or tax free loans used to finance commercial development.

Management considers commercial loans, other agricultural loans, state and political subdivision loans, commercial real estate loans and agricultural real estate loans which are 90 days or more past due to be impaired. Management will also consider a loan impaired based on other factors it becomes aware of, including the customer's results of operations and cash flows or if the loan is modified in a troubled debt restructuring. In addition, certain residential mortgages, home equity and consumer loans that are cross collateralized with commercial relationships that are determined to be impaired may also be classified as impaired. Impaired loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allocation of the allowance for loan losses or a charge-off to the allowance for loan losses.

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables by class, with the associated allowance amount, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
March 31, 2016	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$504	$115	$348	$463	$38
Home Equity	60	-	60	60	11
Commercial	8,922	6,064	209	6,273	103
Agricultural	165	165	-	165	-
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	6,295	5,122	1,051	6,173	323
Other agricultural loans	104	104	-	104	-
State and political
subdivision loans	-	-	-	-	-
Total	$16,050	$11,570	$1,668	$13,238	$475

December 31, 2015
Real estate loans:
Mortgages	$281	$114	$129	$243	$26
Home Equity	61	-	61	61	11
Commercial	8,654	5,843	225	6,068	62
Agricultural	167	167	-	167	-
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	5,535	4,653	987	5,640	256
Other agricultural loans	105	105	-	105	-
State and political
subdivision loans	-	-	-	-	-
Total	$14,803	$10,882	$1,402	$12,284	$355

The following table includes the average balance of impaired financing receivables by class and the income recognized on impaired loans for the three month periods ended March 31, 2016 and 2015(in thousands):

	For the Three Months Ended
	March 31, 2016			March 31, 2015
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	Cash Basis	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$391	$4	$-	$188	$2	$-
Home Equity	60	1	-	124	1	-
Commercial	6,179	26	-	6,023	13	-
Agricultural	165	2	-	-	-	-
Construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Other commercial loans	5,952	66	1	2,729	25	1
Other agricultural loans	105	1	-	-	-	-
State and political subdivision loans	-	-	-	-	-	-
Total	$12,852	$100	$1	$9,064	$41	$1

Credit Quality Information

For commercial real estate, agricultural real estate, construction, other commercial, other agricultural and state and political subdivision loans, management uses a nine grade internal risk rating system to monitor credit quality. The first five categories are considered not criticized and are aggregated as "Pass" rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The definitions of each rating are defined below:
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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay the loan as agreed, the Company's loan rating process includes several layers of internal and external oversight. The Company's loan officers are responsible for the timely and accurate risk rating of the loans in each of their portfolios at origination and on an ongoing basis under the supervision of management.  All commercial and agricultural loans are reviewed annually to ensure the appropriateness of the loan grade. In addition, the Company engages an external consultant on at least an annual basis to 1) review a minimum of 55% of the dollar volume of the commercial loan portfolio on an annual basis, 2) review new loans originated for over $1.0 million in the last year, 3) review a majority of borrowers with commitments greater than or equal to $1.0 million,  4) review selected loan relationships over $750,000 which are over 30 days past due or classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate.

The following tables represent credit exposures by internally assigned grades as of March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$220,649	$4,258	$16,097	$30	$-	$241,034
Agricultural	53,867	3,844	888	-	-	58,599
Construction	8,699	-	-	-	-	8,699
Other commercial loans	49,353	594	5,524	134	-	55,605
Other agricultural loans	13,093	395	104	-	-	13,592
State and political
subdivision loans	109,061	-	-	-	-	109,061
Total	$454,722	$9,091	$22,613	$164	$-	$486,590

December 31, 2015
Real estate loans:
Commercial	$217,544	$4,150	$15,816	$32	$-	$237,542
Agricultural	53,695	2,865	1,262	-	-	57,822
Construction	14,422	589	-	-	-	15,011
Other commercial loans	51,297	446	5,669	137	-	57,549
Other agricultural loans	13,318	234	105	-	-	13,657
State and political
subdivision loans	98,500	-	-	-	-	98,500
Total	$448,776	$8,284	$22,852	$169	$-	$480,081

For residential real estate mortgages, home equity and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below, and all loans past due 90 or more days and still accruing. The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2016 and December 31, 2015 (in thousands):

March 31, 2016	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$140,106	$1,568	$33	$141,707
Home Equity	60,049	232	-	60,281
Consumer	11,055	62	8	11,125
Total	$211,210	$1,862	$41	$213,113

December 31, 2015	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$139,734	$1,270	$35	$141,039
Home Equity	62,236	132	-	$62,368
Consumer	11,470	64	9	$11,543
Total	$213,440	$1,466	$44	$214,950

Aging Analysis of Past Due Financing Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due financing receivables as of March 31, 2016 and December 31, 2015 (in thousands):

							Total	90 Days or
	30-59 Days	60-89 Days	90 Days	Total Past			Financing	Greater and
March 31, 2016	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	Accruing
Real estate loans:
Mortgages	$551	$96	$728	$1,375	$140,299	$33	$141,707	$173
Home Equity	370	64	176	610	59,671	-	60,281	71
Commercial	1,550	204	4,289	6,043	232,953	2,038	241,034	222
Agricultural	36	164	-	200	57,676	723	58,599	-
Construction	-	-	-	-	8,699	-	8,699	-
Consumer	180	51	51	282	10,835	8	11,125	11
Other commercial loans	77	209	1,053	1,339	53,585	681	55,605	143
Other agricultural loans	496	84	-	580	13,012	-	13,592	-
State and political
subdivision loans	-	-	-	-	109,061	-	109,061	-
Total	$3,260	$872	$6,297	$10,429	$685,791	$3,483	$699,703	$620

Loans considered non-accrual	$140	$-	$5,677	$5,817	$1,166	$-	$6,983
Loans still accruing	3,120	872	620	4,612	684,625	3,483	692,720
Total	$3,260	$872	$6,297	$10,429	$685,791	$3,483	$699,703

December 31, 2015
Real estate loans:
Mortgages	$487	$283	$687	$1,457	$139,547	$35	$141,039	$321
Home Equity	630	15	121	766	61,602	-	62,368	73
Commercial	824	57	4,139	5,020	230,352	2,170	237,542	60
Agricultural	177	167	-	344	56,740	738	57,822	-
Construction	-	-	-	-	15,011	-	15,011	-
Consumer	239	37	49	325	11,209	9	11,543	9
Other commercial loans	143	214	1,010	1,367	55,316	866	57,549	160
Other agricultural loans	9	-	-	9	13,648	-	13,657	-
State and political
subdivision loans	-	-	-	-	98,500	-	98,500	-
Total	$2,509	$773	$6,006	$9,288	$681,925	$3,818	$695,031	$623

Loans considered non-accrual	$54	$171	$5,383	$5,608	$923	$-	$6,531
Loans still accruing	2,455	602	623	3,680	681,002	3,818	688,500
Total	$2,509	$773	$6,006	$9,288	$681,925	$3,818	$695,031

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

The following table reflects the financing receivables on non-accrual status as of March 31, 2016 and December 31, 2015, respectively. The balances are presented by class of financing receivable (in thousands):

	March 31, 2016	December 31, 2015
Real estate loans:
Mortgages	$1,395	$949
Home Equity	161	59
Commercial	4,265	4,422
Agricultural	32	34
Consumer	51	55
Other commercial loans	1,079	1,012
	$6,983	$6,531

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to structure more affordable terms before their loan reaches nonaccrual status. These restructured terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of interest or principal, or both, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company's investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower's ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  Based on this evaluation management would no longer consider a loan to be a TDR when the relevant facts support such a conclusion. As of March 31, 2016 and December 31, 2015, included within the allowance for loan losses are reserves of $35,000 and $37,000 respectively, that are associated with loans modified as TDRs.

There were no loan modifications that were considered TDRs during the three months ended March 31, 2016. Loan modifications that are considered TDRs completed during the three months ended March 31, 2015 were as follows (dollars in thousands):

	For the Three Months Ended March 31, 2015
	Interest Rate Modification
	Number of contracts	Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate loans:
Mortgages	1	$71	$71
Total	1	$71	$71

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The following table presents the recorded investment in loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which begin January 1, 2016 and 2015 (three month periods), respectively, and that subsequently defaulted during these reporting periods (dollars in thousands):

	For the Three Months Ended
	March 31, 2016		March 31, 2015
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Real estate loans:
Commercial	-	$-	1	$124
Total recidivism	-	$-	1	$124

Allowance for Loan Losses

The following table segregates the allowance for loan losses (ALLL) into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2016 and December 31, 2015, respectively (in thousands):

	March 31, 2016			December 31, 2015
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real estate loans:
Residential	$49	$917	$966	$37	$868	$905
Commercial and agricultural	103	3,835	3,938	62	3,723	3,785
Construction	-	14	14	-	24	24
Consumer	-	96	96	-	102	102
Other commercial and agricultural loans	323	1,024	1,347	256	1,049	1,305
State and political
subdivision loans	-	666	666	-	593	593
Unallocated	-	248	248	-	392	392
Total	$475	$6,800	$7,275	$355	$6,751	$7,106
The following tables roll forward the balance of the ALLL by portfolio segment for the three month periods ended March 31, 2016 and 2015, respectively (in thousands):
	Balance at December 31, 2015	Charge-offs	Recoveries	Provision	Balance at March 31, 2016
Real estate loans:
Residential	$905	$-	$-	$61	$966
Commercial and agricultural	3,785	-	4	149	3,938
Construction	24	-	-	(10)	14
Consumer	102	(15)	39	(30)	96
Other commercial and agricultural loans	1,305	-	6	36	1,347
State and political				-
subdivision loans	593	-	-	73	666
Unallocated	392	-	-	(144)	248
Total	$7,106	$(15)	$49	$135	$7,275

	Balance at December 31, 2014	Charge-offs	Recoveries	Provision	Balance at March 31, 2015
Real estate loans:
Residential	$878	$(17)	$-	$62	$923
Commercial and agricultural	3,870	-	4	(175)	3,699
Construction	26	-	-	(15)	11
Consumer	84	(7)	8	(3)	82
Other commercial and agricultural loans	1,224	(1)	-	63	1,286
State and political				-
subdivision loans	545	-	-	27	572
Unallocated	188	-	-	161	349
Total	$6,815	$(25)	$12	$120	$6,922

The Company allocates the ALLL based on the factors described below, which conform to the Company's loan classification policy and credit quality measurements. In reviewing risk within the Company's loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The ALLL consists of amounts applicable to: (i) residential real estate loans; (ii) residential real estate home equity loans; (iii) commercial real estate loans; (iv) agricultural real estate loans; (v) real estate construction loans; (vi) other commercial and agricultural loans; (vii) consumer loans; (viii) other agricultural loans and (ix) state and political subdivision loans. Factors considered in this process include general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are evaluated to determine additional inherent risks in the loan portfolio, which are not necessarily reflected in the historical loss percentages. These factors are then added to the historical allocation percentage to get the adjusted factor to be applied to non-classified loans. The following qualitative factors are analyzed:

•	Level of and trends in delinquencies and impaired/classified loans
▪	Change in volume and severity of past due loans
▪	Volume of non-accrual loans
▪	Volume and severity of classified, adversely or graded loans;
•	Level of and trends in charge-offs and recoveries;
•	Trends in volume, terms and nature of the loan portfolio;
•	Effects of any changes in risk selection and underwriting standards and any other changes in lending and recovery policies, procedures and practices;
•	Changes in the quality of the Company's loan review system;
•	Experience, ability and depth of lending management and other relevant staff;
•	National, state, regional and local economic trends and business conditions
▪	General economic conditions
▪	Unemployment rates
▪	Inflation rate/ Consumer Price Index
▪	Changes in values of underlying collateral for collateral-dependent loans;
•	Industry conditions including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses;
•	Existence and effect of any credit concentrations, and changes in the level of such concentrations; and
•	Any change in the level of board oversight.

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

We continually review the model utilized in calculating the required ALLL. The following qualitative factors experienced changes during the first three months of 2016:

•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for residential, consumer and commercial real estate due to an increase in past due, non-accrual and classified loans.

•
The qualitative factor for industry conditions, including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses was increased for agricultural related loans due to the decrease in the price received for product sold and the increase in feed costs that has occurred in 2016, which negatively affected customer earnings.

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

The primary factor that resulted in negative provision for commercial and agricultural loans for the three month period ended March 31, 2015 was the reduction in the amount of special mention and substandard loans since December 31, 2014.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of March 31, 2016 and December 31, 2015 included with other assets are $1,170,000 and $1,354,000, respectively, of foreclosed assets. As of March 31, 2016, included within the foreclosed assets is $307,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of March 31, 2016, the Company has initiated formal foreclosure proceedings on $1,308,000 of consumer residential mortgages, which have not yet been transferred into foreclosed assets.

Note 6 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016			December 31, 2015
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$1,336	$(684)	$652	$1,336	$(638)	$698
Core deposit intangibles	1,641	(99)	1,542	1,641	(25)	1,616
Covenant not to compete	125	(10)	115	125	(2)	123
Total amortized intangible assets	$3,102	$(793)	$2,309	$3,102	$(665)	$2,437
Unamortized intangible assets:
Goodwill	$21,089			$21,089
(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at December 31, 2015. Future amortization expense may vary from these projections (in thousands):

	MSRs	Core deposit intangibles	Covenant not to compete	Total
Three Months ended March 31, 2016 (actual)	$46	$74	$8	$128
Estimate for year ended December 31,
Remaining 2016	127	222	23	372
2017	142	266	31	439
2018	113	236	31	380
2019	88	206	30	324
2020	66	177	—	243

Note 7 – Federal Home Loan Bank Stock

The Bank is a member of the FHLB of Pittsburgh and, as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of March 31, 2016 and December 31, 2015, the Bank's investment in FHLB stock was $2,689,000 and $2,800,000, respectively. The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost and evaluated by management.  The stock's value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) a significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB's regulatory capital ratios have improved, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members and has paid a quarterly cash dividend.

Note 8 – Repurchase Agreements

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

The value of the collateral segmented by the remaining contractual maturity of the repurchase agreements in the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 is presented in the following tables (in thousands)

	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
March 31, 2016	Continuous	30 Days	30 - 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$17,771	$-	$-	$2,073	$19,844
Total carrying value of collateral pledged	$17,771	$-	$-	$2,073	$19,844

Total liability recognized for repurchase agreements					$15,971

	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
December 31, 2015	Continuous	30 Days	30 - 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$18,144	$-	$-	$2,049	$20,193
Total carrying value of collateral pledged	$18,144	$-	$-	$2,049	$20,193

Total liability recognized for repurchase agreements					$16,008

Note 9 - Employee Benefit Plans

For additional detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 11 of the Company's Consolidated Financial Statements included in the 2015 Annual Report on Form 10-K.

Noncontributory Defined Benefit Pension Plan

The Bank sponsors a noncontributory defined benefit pension plan ("Pension Plan") covering substantially all employees and officers that were hired prior to January 1, 2007. Additionally, the Bank assumed the noncontributory defined benefit pension plan of FNB when it was acquired during 2015. The FNB plan was frozen prior to the acquisition and therefore, no additional benefits will accrue for employees covered under that plan. These two plans are collectively referred to herein as "the Plans." The Bank's funding policy is to make annual contributions, if needed, based upon the funding formula developed by the plans' actuary. Any employee with a hire date of January 1, 2007 or later is not eligible to participate in the Pension Plan. In lieu of the Pension Plan, employees with a hire date of January 1, 2007 or later are eligible to receive, after meeting certain length of service requirements, an annual discretionary 401(k) plan contribution from the Bank equal to a percentage of an employee's base compensation.  The contribution amount, if any, is placed in a separate account within the 401(k) plan and is subject to a vesting requirement.

For employees who are eligible to participate in the Pension Plan, the Pension Plan requires benefits to be paid to eligible employees based primarily upon age and compensation rates during employment.  Upon retirement or other termination of employment, employees can elect either an annuity benefit or a lump sum distribution of vested benefits in the Pension Plan.

The following sets forth the components of net periodic benefit costs of the Pension Plan for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Service cost	$90	$86
Interest cost	172	102
Expected return on plan assets	(260)	(207)
Net amortization and deferral	61	48
Net periodic benefit cost	$63	$29

The Company expects to contribute $500,000 to the Pension Plans in 2016.

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company's contributions vest immediately. Contributions by the Company totaled $83,000 and $62,000 for the three months ended March 31, 2016 and 2015, respectively.

Directors' Deferred Compensation Plan

The Company's directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  At March 31, 2016 and December 31, 2015, an obligation of $923,000 and $958,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Amounts included in interest expense on the deferred amounts totaled $4,000 and $7,000 for each of the three months ended March 31, 2016 and 2015, respectively.
Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the "Plan") whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company's common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  A total of 150,000 shares of the Company's common stock have been authorized under the Plan. As of March 31, 2016, 59,162 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted shares during the three months ended March 31, 2016:

		Weighted
	Unvested	Average
	Shares	Market Price
Outstanding, beginning of period	8,269	$49.98
Granted	-	-
Forfeited	-	-
Vested	(158)	51.25
Outstanding, end of period	8,111	$49.96

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period. Compensation expense related to restricted stock was $47,000 and $42,000 for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016 the total compensation cost related to nonvested awards that has not yet been recognized was $405,000, which is expected to be recognized over the next 2.75 years.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan ("SERP") for certain executives to compensate those executive participants in the Company's noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law. At March 31, 2016 and December 31, 2015, an obligation of $1,369,000 and $1,339,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Expenses related to this plan totaled $30,000 and $35,000 for the three months ended March 31, 2016 and 2015, respectively.

Salary Continuation Plan

The Company maintains a salary continuation plan for certain employees acquired through the acquisition of the FNB.  At March 31, 2016 and December 31 2015, an obligation of $717,000 and $710,000 was included in other liabilities for this plan in the Consolidated Balance Sheet.  Expenses related to this plan totaled $16,000 for the three months ended March 31, 2016.

Continuation of Life Insurance Plan

The Company, as part of the acquisition of FNB, has promised a continuation of certain split-dollar life insurance policies that provide coverage to certain persons post-retirement. U.S. generally accepted accounting principles require the recording of post-retirement costs and a liability equal to the present value of the cost of post-retirement insurance during the person's term of service. The estimated present value of future benefits to be paid totaled $574,000 at both March 31, 2016 and December 31, 2015, which is included in other liabilities in the Consolidated Balance Sheet.

Note 9 – Accumulated Comprehensive Income

The following tables present the changes in accumulated other comprehensive income by component net of tax for the three months ended March 31, 2016 and 2015 (in thousands):

	Three months ended March 31, 2016
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2015	$2,204	$(2,440)	$(236)
Other comprehensive income before reclassifications (net of tax)	1,117	-	1,117
Amounts reclassified from accumulated other
comprehensive income (net of tax)	(18)	40	22
Net current period other comprehensive income	1,099	40	1,139
Balance as of March 31, 2016	$3,303	$(2,400)	$903

	Three months ended March 31, 2015
Balance as of December 31, 2014	$3,093	$(2,326)	$767
Other comprehensive income before reclassifications (net of tax)	887	-	887
Amounts reclassified from accumulated other
comprehensive income (net of tax)	(83)	32	(51)
Net current period other comprehensive income	804	32	836
Balance as of March 31, 2015	$3,897	$(2,294)	$1,603

(a) Amounts in parentheses indicate debits

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2016 and 2015 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the consolidated income statement
	Three Months Ended March 31,
	2016	2015
Unrealized gains and losses on available for sale securities
	$27	$126	Investment securities gains, net
	(9)	(43)	Provision for income taxes
	$18	$83	Net of tax

Defined benefit pension items
	$(61)	$(48)	Salaries and employee benefits
	21	16	Provision for income taxes
	$(40)	$(32)	Net of tax

Total reclassifications	$(22)	$51

(a) Amounts in parentheses indicate expenses and other amounts indicate income on the consolidated statement of income.

Note 10 – Fair Value Measurements

The Company has established a hierarchal disclosure framework associated with the level of pricing observability utilized in measuring assets and liabilities at fair value. The three broad levels defined by this hierarchy are as follows:

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

Level III:
Assets and liabilities that have little to no pricing observability as of the reported date. These items do not have two-way markets and are measured using management's best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company's valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company's monthly and/or quarterly valuation process.

Financial Instruments Recorded at Fair Value on a Recurring Basis

The fair values of securities available for sale are determined by quoted prices in active markets, when available, and classified as Level I. If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique, widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities and classified as Level II. The fair values consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things.

The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of March 31, 2016 and December 31, 2015 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

March 31, 2016	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Securities available for sale:
U.S. Agency securities	$-	$214,319	$-	$214,319
U.S. Treasury securities	5,082	-	-	5,082
Obligations of state and
political subdivisions	-	104,658	-	104,658
Corporate obligations	-	12,536	-	12,536
Mortgage-backed securities in
government sponsored entities	-	32,989	-	32,989
Equity securities in financial institutions	2,341	-	-	2,341

December 31, 2015
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. Agency securities	$-	$199,591	$-	$199,591
U.S. Treasuries securities	10,082	-	-	10,082
Obligations of state and
political subdivisions	-	102,863	-	102,863
Corporate obligations	-	14,565	-	14,565
Mortgage-backed securities in
government sponsored entities	-	30,204	-	30,204
Equity securities in financial institutions	2,432	-	-	2,432

Financial Instruments, Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during 2016 and 2015 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense.

Assets measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015 are included in the table below (in thousands):

March 31, 2016	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$1,041	$1,041
Other real estate owned	-	-	949	949

December 31, 2015
Impaired Loans	$-	$-	$894	$894
Other real estate owned	-	-	1,197	1,197

•
Impaired Loans - The Company has measured impairment on impaired loans generally based on the fair value of the loan's collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level III measurement.  If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not current being carried at its fair value. The fair values above excluded estimated selling costs of $118,000 and $91,000 at March 31, 2016 and December 31, 2015, respectively.

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

Quantitative Information about Level 3 Fair Value Measurements
March 31, 2016	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	$1,041	Appraised Collateral Values	Discount to appraised value	0-70%	43.48%
			Selling costs	4%-10%	8.00%
			Holding period	0 - 12 months	10 months

Other real estate owned	949	Appraised Collateral Values	Discount to appraised value	0-37%	25.00%

December 31, 2015	Fair Value	Valuation Technique(s)	Unobservable input	Range
Impaired Loans	894	Appraised Collateral Values	Discount to appraised value	0-70%	46.50%
			Selling costs	4%-10%	7.75%
			Holding period	0 - 12 months	10 months

Other real estate owned	1,197	Appraised Collateral Values	Discount to appraised value	0-75%	25%

The fair values of the Company's financial instruments are as follows (in thousands):

	Carrying
March 31, 2016	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$37,379	$37,379	$37,379	$-	$-
Interest bearing time deposits with other banks	7,697	7,705	-	-	7,705
Available-for-sale securities	371,925	371,925	7,423	364,502
Loans held for sale	1,557	1,557	1,557
Net loans	692,428	714,301	-	-	714,301
Bank owned life insurance	25,705	25,705	25,705	-	-
Regulatory stock	3,347	3,347	3,347	-	-
Accrued interest receivable	4,096	4,096	4,096	-	-

Financial liabilities:
Deposits	$1,017,811	$1,018,969	$742,069	$-	$276,900
Borrowed funds	39,996	38,068	-	-	38,068
Accrued interest payable	660	660	660	-	-

	Carrying
December 31, 2015	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$24,384	$24,384	$24,384	$-	$-
Interest bearing time deposits with other banks	7,696	7,705	-	-	7,705
Available-for-sale securities	359,737	359,737	12,514	347,223	-
Loans held for sale	603	603	603
Net loans	687,925	712,524	-	-	712,524
Bank owned life insurance	25,535	25,535	25,535	-	-
Regulatory stock	3,459	3,459	3,459	-	-
Accrued interest receivable	4,211	4,211	4,211	-	-

Financial liabilities:
Deposits	$988,031	$987,542	$706,121	$-	$281,421
Borrowed funds	41,631	38,863	1,598	-	37,265
Accrued interest payable	734	734	734	-

Fair value is determined based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions can significantly affect the estimates.

Fair values have been determined by the Company using historical data, as generally provided in the Company's regulatory reports, and an estimation methodology suitable for each category of financial instruments. The Company's fair value estimates, methods and assumptions are set forth below for the Company's other financial instruments.

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

Available-For-Sale Securities:

The fair values of securities available for sale are determined by quoted prices in active markets, when available, and classified as Level I. If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique, widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities and classified as Level II. The fair values consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things.

Loans held for sale:

The carrying amount for loans held for sale approximates fair value as the loans are only held for less than a week from origination.

Loans:

Fair values are estimated for portfolios of loans with similar financial characteristics.  The fair value of performing loans has been estimated by discounting expected future cash flows. The discount rate used in these calculations is derived from the Treasury yield curve adjusted for credit quality, operating expense and prepayment option price, and is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company's historical experience with repayments for each loan classification, modified as required by an estimate of the effect of current economic and lending conditions.

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

The deposits' fair value estimates do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market, commonly referred to as the core deposit intangible.

Borrowed Funds:

Rates available to the Company for borrowed funds with similar terms and remaining maturities are used to estimate the fair value of borrowed funds.

Note 11 – Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update's core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is evaluating the effect of adopting this new accounting Update.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements -Going Concern (Subtopic 205-40).  The amendments in this Update provide guidance in accounting principles generally accepted in the United States of America about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  This Update is not expected to have a significant impact on the Company's financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810). The amendments in this Update affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.  The amendments in this Update are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company's financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30), as part of its initiative to reduce complexity in accounting standards.  To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update.  For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.  An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. This Update is not expected to have a significant impact on the Company's financial statements.

In June 2015, the FASB issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update.  This Update is not expected to have a significant impact on the Company's financial statements.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805).  The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position.  For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. This Update is not expected to have a significant impact on the Company's financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments.  Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (g) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (h) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  For all other entities including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which: (a) the lease term is 12 months or less, and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after
December 15, 2020.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20). The standard provides that liabilities related to the sale of prepaid stored-value products within the scope of this Update are financial liabilities. The amendments in the Update provide a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage for those liabilities be accounted for consistent with the breakage guidance in Topic 606. The amendments in this Update are effective for public business entities, certain not-for-profit entities, and certain employee benefit plans for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Earlier application is permitted, including adoption in an interim period.  This Update is not expected to have a significant impact on the Company's financial statements.

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815). The amendments in this Update apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a heading instrument under Topic 815. The standards in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. An entity has an option to apply the amendments in this Update on either a prospective basis or a modified retrospective basis. Early adoption is permitted, including adoption in an interim period. This Update is not expected to have a significant impact on the Company's financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815).  The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments in this update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt host. An entity performing the assessment under the amendments in this Update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. For entities other than public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

In March 2016, the FASB issued ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323).  The Update affects all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence. The amendments in this Update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments in this Update require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Earlier application is permitted. This Update is not expected to have a significant impact on the Company's financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). The amendments in this Update affect entities with transactions included within the scope of Topic 606, which includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity's ordinary activities) in exchange for consideration.  The amendments in this update do not change the core principle of the guidance in Topic 606; they simply clarify the implementation guidance on principal versus agent considerations. The amendments in this Update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update affect all entities that issue share-based payment awards to their employees. The standards in this Update provide simplification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as with equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition to those simplifications, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is being superseded was never effective. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606).  The amendments in this Update affect entities with transactions included within the scope of Topic 606, which includes entities that enter into contracts with customers to transfer goods or services in exchange for consideration. The amendments in this Update do not change the core principle for revenue recognition in Topic 606. Instead, the amendments provide (1) more detailed guidance in a few areas and (2) additional implementation guidance and examples based on feedback the FASB received from its  stakeholders. The amendments are expected to reduce the degree of judgment necessary to comply with Topic 606, which the FASB expects will reduce the potential for diversity arising in practice and reduce the cost and complexity of applying the guidance.  The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or expected future results of operations of Citizens Financial Services, Inc., First Citizens Community Bank, First Citizens Insurance Agency, Inc. or the combined Company. When we use words such as "believes," "expects," "anticipates," or similar expressions, we are making forward-looking statements. For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements.  The Company cautions readers that the following important factors, among others, could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement:
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

•	It could take us longer than we anticipate to implement strategic initiatives designed to increase revenues or manage expenses, or we may be unable to implement those initiatives at all.
•	We may not be able to successfully integrate businesses we acquire or be able to fully realize the expected financial and other benefits from acquisitions.
•	Acquisitions and dispositions of assets could affect us in ways that management has not anticipated.
•	We may become subject to new legal obligations or the resolution of litigation may have a negative effect on our financial condition or operating results.
•	We may become subject to new and unanticipated accounting, tax, or regulatory practices or requirements.
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

•	The agricultural economy is subject to extreme swings in both the costs of resources and the prices received from the sale of products, which could negatively impact our customers.
•	Budget delays in the Commonwealth of Pennsylvania could impact our asset values, liquidity and profitability.
•
Companies providing support services related to the exploration and drilling of the natural gas reserves in our market area may be affected by federal, state and local laws and regulations such as restrictions on production, permitting, changes in taxes and environmental protection, which could negatively impact our customers and, as a result, negatively impact our loan and deposit volume and loan quality. Additionally, the activities of the companies providing support services related to the exploration and drilling of the natural gas reserves may be dependent on the market price of natural gas.  As a result, decreases in the market price of natural gas could also negatively impact these companies, our customers.

Additional factors that may affect our results are discussed under "Part II – Item 1A – Risk Factors" in this report and in the Company's 2015 Annual Report on Form 10-K under "Item 1.A/ Risk Factors."  Except as required by applicable law and regulation, we assume no obligation to update or revise any forward-looking statements after the date on which they are made.

Introduction

The following is management's discussion and analysis of the financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. Management's discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results you may expect for the full year.

The Company currently engages in the general business of banking throughout our service area of Potter, Tioga, Clinton and Bradford counties in north central Pennsylvania, Lebanon, Berks and Schuylkill counties in south central Pennsylvania and Allegany county in southern New York. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 25 banking facilities, 24 of which operate as bank branches.  In Pennsylvania, these offices are located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg and three branches near the city of Lebanon, Pennsylvania. In New York, our office is in Wellsville. In the first quarter of 2016, we received approval to open an office in Winfield, Pennsylvania, which is expected to primarily serve agricultural customers in the central Pennsylvania market.

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

Competition

The banking industry in the Bank's service area continues to be extremely competitive, both among commercial banks and with financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies, agricultural cooperatives, credit unions and internet entities.  The increased competition has resulted from changes in the legal and regulatory guidelines as well as from economic conditions, specifically, the additional wealth resulting from the exploration of natural gas in our primary market and the limited loan growth opportunities in our primary market and surrounding areas.  Mortgage banking firms, financial companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms and even government agencies provide additional competition for loans and other financial services.  The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Financial Statements since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of March 31, 2016 and December 31, 2015, the Trust Department had $111.0 million and $110.2 million of assets under management, respectively.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank's market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Financial Statements since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank's Investment Representatives increased from $119.7 million at December 31, 2015 to $124.0 million at March 31, 2016. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, and as such, has added additional resources to support these opportunities.

In addition to the trust and investment services offered we have a mineral management division, which serves as a network of experts to assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. As of March 31, 2016, customers owning 5,955 acres have signed agreements with the Bank that provide for the Bank to manage oil and gas matters related to the customers land, which may include negotiating lease payments and royalty percentages, resolving leasing issues, accounting for and ensuring the accuracy of royalty checks, distributing revenue to satisfy investment objectives and providing customized reports outlining payment and distribution information.

Results of Operations

Overview of the Income Statement

The Company had net income of $3,283,000 for the first three months of 2016 compared to $3,120,000 for last year's comparable period, an increase of $163,000 or 5.2%. The increase in net income is primarily attributable to the acquisition of FNB, which was completed in the fourth quarter of 2015 and loan growth experienced in our historical markets during 2015. Basic earnings per share for the first three months of 2016 were $0.99, compared to $1.03 last year, representing a 3.9% decrease.  Annualized return on assets and return on equity for the three months of 2016 were 1.11% and 10.81%, respectively, compared with 1.36% and 12.38% for last year's comparable period.

Net Interest Income

Net interest income, the most significant component of the Company's earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the first three months of 2016 was $9,205,000, an increase of $1,618,000, or 21.3%, compared to the same period in 2015.  For the first three months of 2016, the provision for loan losses totaled $135,000, an increase of $15,000 over the comparable period in 2015.  Consequently, net interest income after the provision for loan losses was $9,070,000 compared to $7,467,000 during the first three months of 2015.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders' equity, the related rates, net interest income and interest rate spread created for the three months ended March 31, 2016 and 2015 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates (1)
	Three Months Ended
	March 31, 2016			March 31, 2015
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$		$ %	$		$ %
ASSETS
Interest-bearing deposits at banks	33,660	35	0.42	8,722	2	0.09
Interest bearing time deposits at banks	7,697	36	1.87	5,960	29	1.97
Investment securities:
Taxable	261,076	1,024	1.57	195,468	853	1.75
Tax-exempt (3)	100,103	1,169	4.67	102,433	1,285	5.02
Total investment securities	361,179	2,193	2.43	297,901	2,138	2.87
Loans:
Residential mortgage loans	202,535	2,672	5.31	184,409	2,539	5.58
Construction	13,295	165	4.99	5,707	72	5.09
Commercial & agricultural loans	365,257	4,761	5.24	276,014	3,647	5.36
Loans to state & political subdivisions	106,067	1,143	4.34	81,316	917	4.57
Other loans	11,231	229	8.19	8,176	162	8.05
Loans, net of discount (2)(3)(4)	698,385	8,970	5.17	555,622	7,337	5.36
Total interest-earning assets	1,100,921	11,234	4.10	868,205	9,506	4.44
Cash and due from banks	7,174			3,877
Bank premises and equipment	17,292			12,546
Other assets	56,961			35,798
Total non-interest earning assets	81,427			52,221
Total assets	1,182,348			920,426
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	295,954	225	0.31	225,284	198	0.36
Savings accounts	175,106	47	0.11	110,682	33	0.12
Money market accounts	115,582	131	0.45	94,338	109	0.47
Certificates of deposit	279,040	671	0.97	249,639	669	1.09
Total interest-bearing deposits	865,682	1,074	0.50	679,943	1,009	0.60
Other borrowed funds	39,632	183	1.86	36,388	175	1.95
Total interest-bearing liabilities	905,314	1,257	0.56	716,331	1,184	0.67
Demand deposits	143,231			94,094
Other liabilities	12,334			9,186
Total non-interest-bearing liabilities	155,565			103,280
Stockholders' equity	121,469			100,815
Total liabilities & stockholders' equity	1,182,348			920,426
Net interest income		9,977			8,322
Net interest spread (5)			3.54%			3.77%
Net interest income as a percentage
of average interest-earning assets			3.64%			3.89%
Ratio of interest-earning assets
to interest-bearing liabilities			122%			121%

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company's 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ending March 31, 2016 and 2015 (in thousands):

	For the Three Months
	Ended March 31,
	2016	2015
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$1,866	$1,732
Tax equivalent adjustment	398	437
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$2,264	$2,169

Interest and fees on loans (non-tax adjusted)	$8,596	$7,039
Tax equivalent adjustment	374	298
Interest and fees on loans (tax equivalent basis)	$8,970	$7,337

Total interest income	$10,462	$8,771
Total interest expense	1,257	1,184
Net interest income	9,205	7,587
Total tax equivalent adjustment	772	735
Net interest income (tax equivalent basis)	$9,977	$8,322

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended March 31, 2016 vs. 2015 (1)
	Change in	Change	Total
	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$15	$18	$33
Interest bearing time deposits at banks	8	(1)	7
Investment securities:
Taxable	245	(74)	171
Tax-exempt	(29)	(87)	(116)
Total investments	216	(161)	55
Loans:
Residential mortgage loans	248	(115)	133
Construction	94	(1)	93
Commercial & agricultural loans	1,192	(78)	1,114
Loans to state & political subdivisions	271	(45)	226
Other loans	64	3	67
Total loans, net of discount	1,869	(236)	1,633
Total Interest Income	2,108	(380)	1,728
Interest Expense:
Interest-bearing deposits:
NOW accounts	48	(21)	27
Savings accounts	17	(3)	14
Money Market accounts	26	(4)	22
Certificates of deposit	79	(77)	2
Total interest-bearing deposits	170	(105)	65
Other borrowed funds	16	(8)	8
Total interest expense	186	(113)	73
Net interest income	$1,922	$(267)	$1,655

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $8,322,000 for the three month period ended March 31, 2015 to $9,977,000 for the three month period ended March 31, 2016, an increase of $1,655,000. The tax equivalent net interest margin decreased from 3.89% for the first three months of 2015 to 3.64% in 2016.

Total tax equivalent interest income for the 2016 three month period increased $1,728,000 as compared to the 2015 three month period. This increase was primarily a result of an increase of $2,108,000 due to a change in volume as interest bearing assets increased $232.7 million. This increase was offset by a decrease of $380,000 as a result of a decrease in the average yield on interest earning assets of 34 basis points from 4.44% to 4.10% for the comparable periods. The Bank was able to add a significant amount of interest earning assets as a result the acquisition of FNB; however, the assets purchased are priced at lower rates. In addition to the acquisition of FNB, the Company was able to grow loans in its historical markets during 2015, which contributed to the volume increase experienced in interest bearing assets.

Tax equivalent investment income for the three months ended March 31, 2016 increased $55,000 over the same period last year. The primary causes of the increase was an increase in the average outstanding balance of taxable securities.
•
The average balance of taxable securities increased by $65.6 million which resulted in an increase in investment income of $245,000. The increase in the average balance of taxable securities was due to the acquisition of FNB and purchases made to utilize some of the excess liquidity acquired as part of the acquisition. The yield on taxable securities decreased 18 basis points from 1.75% to 1.57% as a result of purchases made in this low rate environment, which included securities acquired as part of the FNB acquisition.

•
The yield on tax-exempt securities decreased 35 basis points from 5.02% to 4.67%, which corresponds to a decrease in interest income of $87,000. The yield decrease was due to the amount of purchases we made in the current low interest rate environment. For a discussion of the Company's current investment strategy, see the "Financial Condition – Investments". In addition, the average balance of tax-exempt securities decreased $2.3 million resulting in a decrease in investment income of $29,000.

The purchase of tax-exempt securities, along with municipal loans and investment tax credits, allows us to manage and reduce our effective tax rate as well as increase the overall after-tax yield on our interest earning assets.

Total loan interest income increased $1,633,000 for the three months ended March 31, 2016 compared to the same period last year, primarily as a result of the acquisition of FNB and loan growth that occurred in 2015.
•
The average balance of commercial and agricultural loans increased $89.2 million from a year ago. This had a positive impact of $1,192,000 on total interest income due to volume, which was offset by a decrease of $78,000 due to rate, as the yield earned decreased from 5.36% to 5.24% due to the continued low rate environment and the assets acquired as part of the FNB acquisition, which have a lower yield than our existing portfolio.

•
The average balance of state and political subdivision loans increased $24.8 million from a year ago. This had a positive impact of $271,000 on total interest income due to volume. Offsetting this increase, the yield decreased 23 basis points to 4.34%, which decreased loan interest income $45,000.

•
Interest income on residential mortgage loans increased $133,000. The average balance of residential loans increased $18.1 million from a year ago. This resulted in an increase in loan interest income of $248,000. Offsetting the increase, the yield earned on residential loans decreased 27 basis points compared to 2015, which corresponds to a decrease in interest income of $115,000.

Total interest expense increased $73,000 for the three months ended March 31, 2016 compared with last year primarily as a result of an increase in deposits associated with the acquisition of FNB. Interest expense increased $186,000 as a result of volume as the average balance of interest bearing liabilities increased $189.0 million. Offsetting this increase was a decrease of $113,000 due to rate as a result of a decrease in the average rate paid from 0.67% to 0.56%. The low interest rate environment prompted by the Federal Reserve had the effect of decreasing our rates paid on certificates of deposit. While the Company's rates on deposit products are below its historical averages, we believe they are competitive with rates paid by other institutions in the marketplace.

•
The average balance of interest bearing deposits increased $185.7 million from March 31, 2015 to March 31, 2016. Increases were experienced in NOW accounts of $70.7 million, savings accounts of $64.4 million, money market accounts of $21.2 million and certificates of deposit of $29.4 million. The cumulative effect of these increases was an increase in interest expense of $170,000, which was primarily driven by the FNB acquisition. (see also "Financial Condition – Deposits").

•	There was a decrease in the average rate on certificates of deposit from 1.09% to 0.97% resulting in a decrease in interest expense of $77,000.
Provision for Loan Losses

For the three month period ending March 31, 2016, we recorded a provision for loan losses of $135,000, which represents an increase of $15,000 from the $120,000 provision recorded in the corresponding three months of last year. The provision was higher in 2016 than 2015 due to the increase in past due loans and special mention loans. see "Financial Condition – Allowance for Loan Losses and Credit Quality Risk").

Non-interest Income

The following table shows the breakdown of non-interest income for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three months ended March 31,		Change
	2016	2015	Amount	%
Service charges	$1,102	$976	$126	12.9
Trust	196	194	2	1.0
Brokerage and insurance	209	127	82	64.6
Gains on loans sold	46	38	8	21.1
Investment securities gains, net	27	126	(99)	(78.6)
Earnings on bank owned life insurance	170	152	18	11.8
Other	166	115	51	44.3
Total	$1,916	$1,728	$188	10.9

Non-interest income for the three months ended March 31, 2016 totaled $1,916,000, an increase of $188,000 when compared to the same period in 2015. During the first three months of 2016, net investment security gains amounted to $27,000 compared to gains of $126,000 last year. We sold two US treasury securities for gains totaling $27,000 as a result of interest rates at the time of the sale. In 2015, we sold three agency securities for gains totaling $100,000, one mortgage backed security in government sponsored entities for a gain of $37,000, and a US Treasury note for a loss of $11,000 due to market conditions.

For the first three months of 2016, account service charges totaled $1,102,000, an increase of $126,000 or 12.9%, when compared to the same period in 2015. The increase was associated with a $31,300 increase attributable to fees charged to customers for non-sufficient funds, an $82,300 increase in interchange revenue and a $15,400 increase in ATM income. Each of these increases was primarily attributable to the acquisition of FNB. Management continues to monitor regulatory changes to determine the level of impact that these regulations will have on the Company.

The increase in earnings on bank owned life insurance of $18,000 is due to additional insurance obtained as part of the FNB acquisition. The increase in brokerage and insurance revenues of $82,000 in the current three months was due to general sales increases made by our brokers during the quarter. The increase in other income is attributable to the acquisition and includes increases in safe deposit rents and loan servicing fees.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three months ended
	March 31,		Change
	2016	2015	Amount	%
Salaries and employee benefits	$3,882	$3,056	$826	27.0
Occupancy	445	369	76	20.6
Furniture and equipment	157	128	29	22.7
Professional fees	287	232	55	23.7
FDIC insurance	157	116	41	35.3
Pennsylvania shares tax	150	201	(51)	(25.4)
Amortization of intangibles	82	-	82	-
ORE expenses	92	117	(25)	(21.4)
Other	1,660	1,116	544	48.7
Total	$6,912	$5,335	$1,577	29.6

Non-interest expenses increased $1,577,000 for the three months ended March 31, 2016 compared to the same period in 2015, with the primary driver being the acquisition FNB, which resulted in the Bank acquiring seven new branches and the respective employee base. Salaries and employee benefits increased $826,000 or 27.0%. Merit increases effective at the beginning of 2016 and an increase in full time equivalent employees as a result of the acquisition accounted for an increase in salaries and employee benefits of approximately $624,000. Health insurance related expenses increased $81,600 as a result of covering additional employees obtained as part of the acquisition. Retirement and profit sharing plan expenses, which include pension plans, profit sharing, SERP and salary continuation plans increased $92,800 in 2016 compared to the 2015 three  month period. As a result of the increase in brokerage and insurance revenues, commission expense increased $21,800.

The primary cause of the increases in occupancy and furniture and fixtures is due to the acquisition of FNB. The increase in other expenses was driven primarily by three items. The first was a general expense increase due to the acquisition of FNB and its seven branches. The second was an increase in contributions of $100,000 made as part of the Pennsylvania EITC program. The contribution was to be made in the fourth quarter of 2015, but due to the Pennsylvania budget impasse, the contribution was delayed until the first quarter of 2016. The final increase was associated with charges as a result of customers' accounts being compromised and experiencing fraudulent charges. The increase in professional fees is primarily associated with legal fees as the Company looks to exit certain contracts and has closed a branch in 2016. The decrease in Pennsylvania shares tax expense is due to the EITC contribution made in the first quarter of 2016, which can be used to offset the PA shares tax.

Provision for Income Taxes

The provision for income taxes was $791,000 for the three month period ended March 31, 2016 compared to $740,000 for the same period in 2015.  The increase is attributable to an increase in income before the provision for income taxes of $214,000. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 19.4% and 19.2% for the first three months of 2016 and 2015, respectively, compared to the statutory rate of 34%.

We have invested in four limited partnership agreements that established low-income housing projects in our market areas. We anticipate recognizing an aggregate of $1.0 million of tax credits over the next 6.7 years, with an additional $149,000 anticipated to be recognized during 2016.

Financial Condition

Total assets were $1.193 billion at March 31, 2016, an increase of $29.6 million, or 2.5% from $1.163 billion at December 31, 2015.  Cash and cash equivalents increased $13.0 million to $37.4 million. Investment securities increased $12.2 million and net loans increased to $692.4 million at March 31, 2016.  Total deposits increased $29.8 million to $1.018 billion since year-end 2015, while borrowed funds decreased $1.6 million to $40.0 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $37.4 million at March 31, 2016 compared to $24.4 million at December 31, 2015, an increase of $13.0 million. Management actively measures and evaluates its liquidity position through our Asset–Liability Committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank's core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the composition of the investment portfolio as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31, 2016		December 31, 2015
	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$214,319	57.6	$199,591	55.5
U. S. Treasury notes	5,082	1.4	10,082	2.8
Obligations of state & political
subdivisions	104,658	28.1	102,863	28.6
Corporate obligations	12,536	3.4	14,565	4.0
Mortgage-backed securities in government sponsored entities	32,989	8.9	30,204	8.4
Equity securities in financial institutions	2,341	0.6	2,432	0.7
Total	$371,925	100.0	$359,737	100.0

	March 31, 2016/
	December 31, 2015
	Change
	Amount	%
Available-for-sale:
U. S. Agency securities	$14,728	7.4
U. S. Treasury notes	(5,000)	(49.6)
Obligations of state & political
subdivisions	1,795	1.7
Corporate obligations	(2,029)	(13.9)
Mortgage-backed securities in government sponsored entities	2,785	9.2
Equity securities in financial institutions	(91)	(3.7)
Total	$12,188	3.4

Our investment portfolio increased by $12.2 million, or 3.4%, from December 31, 2015 to March 31, 2016.  During 2016, we purchased approximately $15.6 million of U.S. agency obligations, $6.2 million of state and local obligations and $4.1 million of the mortgage backed securities in government sponsored entities, which helped offset the $1.4 million of principal repayments and $8.3 million of calls and maturities that occurred during the three month period. We also sold $5.0 million of various securities at a gain of $27,000. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the three month period ended March 31, 2016 yielded 2.43%, compared to 2.87% in the comparable period in 2015 on a tax equivalent basis.

With the additional liquidity obtained as part of the acquisition of FNB, and volatility in the interest rate market, purchases in 2016 have focused on cash flow and purchasing securities that fill positions in the Company's investment cashflow ladder for the next four years. We continually monitor interest rate trading ranges and try to focus purchases to times when rates are in the top third of the trading range. Our primary focus in investments continues to be to purchase agency securities with maturities of less than five years and high quality municipal bonds with high coupons. The Bank believes its investment strategy has appropriately mitigated its interest rate risk exposure in the event of rising interest rates while providing sufficient cashflows to fund loan growth expected as a result of the acquisition and other lending growth initiatives.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the securities portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

Loans

The following table shows the composition of the loan portfolio as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31,		December 31,
	2016		2015
	Amount	%	Amount	%
Real estate:
Residential	$201,988	28.9	$203,407	29.3
Commercial	241,034	34.4	237,542	34.2
Agricultural	58,599	8.4	57,822	8.3
Construction	8,699	1.2	15,011	2.2
Consumer	11,125	1.6	11,543	1.7
Other commercial and agricultural loans	69,197	9.9	71,206	10.2
State & political subdivision loans	109,061	15.6	98,500	14.1
Total loans	699,703	100.0	695,031	100.0
Less allowance for loan losses	7,275		7,106
Net loans	$692,428		$687,925

	March 31, 2016/
	December 31, 2015
	Change
	Amount	%
Real estate:
Residential	$(1,419)	(0.7)
Commercial	3,492	1.5
Agricultural	777	1.3
Construction	(6,312)	(42.0)
Consumer	(418)	(3.6)
Other commercial and agricultural loans	(2,009)	(2.8)
State & political subdivision loans	10,561	10.7
Total loans	$4,672	0.7

The Bank's lending efforts have historically focused on north central Pennsylvania and southern New York. With the acquisition of FNB, this focus will include opportunities in the Lebanon, Schuylkill and Berks County markets of south central, Pennsylvania. In addition, in the first quarter of 2016, we received approval and hired employees to open an office just outside Lewisburg, Pennsylvania that will focus on agricultural customers in central Pennsylvania. We originate loans primarily through direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank's website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors.

During the first three months of 2016, the primary driver of growth in the loan portfolio was in state and political subdivision loans, which increased $10.6 million or 10.7%. We work closely with local municipalities and school districts to meet their needs that otherwise would be provided by the municipal bond market. The increase in commercial and agricultural real estate was due to transfers from construction as certain projects were completed. While loan demand for commercial and agricultural loans was soft in the first quarter, we look at commercial relationships as a way to grow our loan portfolio and obtain deposits from farmers, small businesses and municipalities throughout our market area. Commercial loan demand is subject to significant competitive pressures, the yield curve, and the strength of the overall national, regional and local economies.

Activity associated with exploration for natural gas remains limited in 2016 due to the low price of natural gas produced in our area. While the Bank has loaned to companies that service the exploration activities, the Bank has not originated any loans to Companies performing the actual drilling and exploration activities. Loans made by the Company were to service industry customers which included trucking companies, stone quarries and other support businesses. We also have originated loans to businesses and individuals for restaurants, hotels and apartment rentals that have been developed and expanded to meet the housing and living needs of the gas workers. Due to our understanding of the industry and its cyclical nature, the loans made for natural gas-related activities were originated in accordance with specific policies and procedures for lending to these entities, which included lower loan to value thresholds, shortened amortization periods, and expansion of our monitoring of loan concentrations associated with this activity.

Residential real estate loans decreased $1.4 million during the first three months of 2016. Loan demand for conforming mortgages, which the Company typically sells on the secondary market has increased in 2016 when compared to 2015, some of which is attributable to the acquisition of FNB. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.  Management continues to build technologies which make it easier and more efficient for customers to choose the Company for their mortgage needs.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which in management's judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the three months ended March 31, 2016 and for the years ended December 31, 2015, 2014, 2013 and 2012 (dollars in thousands):

	March 31,	December 31,
	2016	2015	2014	2013	2012
Balance
at beginning of period	$7,106	$6,815	$7,098	$6,784	$6,487
Charge-offs:
Real estate:
Residential	-	66	97	17	95
Commercial	-	84	516	62	2
Agricultural	-	-	-	-	-
Consumer	15	47	47	54	54
Other commercial and agricultural loans	-	41	250	1	21
Total loans charged-off	15	238	910	134	172
Recoveries:
Real estate:
Residential	-	-	-	5	-
Commercial	4	14	15	5	9
Agricultural	-	-	-	-	-
Consumer	39	33	27	33	33
Other commercial and agricultural loans	6	2	-	-	7
Total loans recovered	49	49	42	43	49

Net loans charged-off (recovered)	(34)	189	868	91	123
Provision charged to expense	135	480	585	405	420
Balance at end of the period	$7,275	$7,106	$6,815	$7,098	$6,784

Loans outstanding at end of period	$699,703	$695,031	$554,105	$540,612	$502,463
Average loans outstanding, net	$698,385	$577,992	$540,541	$516,748	$496,822
Non-performing assets:
Non-accruing loans	$6,983	$6,531	$6,599	$8,097	$8,067
Accrual loans - 90 days or more past due	620	623	836	697	506
Total non-performing loans	$7,603	$7,154	$7,435	$8,794	$8,573
Foreclosed assets held for sale	1,170	1,354	1,792	1,360	616
Total non-performing assets	$8,773	$8,508	$9,227	$10,154	$9,189

Annualized net charge-offs (recoveries) to average loans	(0.02%)	0.03%	0.16%	0.02%	0.02%
Allowance to total loans	1.04%	1.02%	1.23%	1.31%	1.35%
Allowance to total non-performing loans	95.69%	99.33%	91.66%	80.71%	79.13%
Non-performing loans as a percent of loans
net of unearned income	1.09%	1.03%	1.34%	1.63%	1.71%
Non-performing assets as a percent of loans
net of unearned income	1.25%	1.22%	1.67%	1.88%	1.83%

Management believes it uses the best information available when estimating the allowance for loan losses and that the allowance for loan losses is adequate as of March 31, 2016.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank's allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

On a monthly basis, problem loans are identified and updated primarily using internally prepared past due reports.  Based on data surrounding the collection process of each identified loan, the loan may be added or deleted from the monthly watch list.  The watch list includes loans graded special mention, substandard, doubtful, and loss, as well as additional loans that management may choose to include.  Watch list loans are continually monitored going forward until satisfactory conditions exist that allow management to upgrade and remove the loan.  In certain cases, loans may be placed on non-accrual status or charged-off based upon management's evaluation of the borrower's ability to pay.  All commercial loans, which include commercial real estate, agricultural real estate, state and political subdivision loans and other commercial and agricultural loans, on non-accrual are evaluated quarterly for impairment.

The balance in the allowance for loan losses was $7,275,000 or 1.04% of total loans as of March 31, 2016 as compared to $7,106,000 or 1.02% of loans as of December 31, 2015.  The $169,000 increase is a result of a $135,000 provision for the first three months and net recoveries of previously charged off loans of $34,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category as of March 31, 2016 and December 31, 2015, 2014, 2013 and 2012 (dollars in thousands):

	March 31,			December 31
	2016			2015			2014			2013			2012
	Amount	%		Amount	%		Amount	%		Amount	%		Amount	%
Real estate loans:
Residential	$966	28.9		$905	29.3		$878	33.5		$946	34.6		$875	35.4
Commercial, agricultural	3,938	42.8		3,785	42.5		3,870	38.9		4,558	39.8		4,437	38.8
Construction	14	1.2		24	2.2		26	1.1		50	1.7		38	2.4
Consumer	96	1.6		102	1.7		84	1.5		105	1.7		119	2.1
Other commercial and agricultural loans	1,347	9.9		1,305	10.2		1,224	10.6		942	10.0		728	9.5
State & political subdivision loans	666	15.6		593	14.1		545	14.4		330	12.2		271	11.8
Unallocated	248	N/	A	392	N/	A	188	N/	A	167	N/	A	316	N/	A
Total allowance for loan losses	$7,275	100.0		$7,106	100.0		$6,815	100.0		$7,098	100.0		$6,784	100.0

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank's allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate total 42.8% of the loan portfolio, 54.1% of the allowance is assigned to this segment of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions.

The following table identifies amounts of loans contractually past due 30 to 89 days and non-performing loans by loan category, as well as the change from December 31, 2015 to March 31, 2016 in non-performing loans(dollars in thousands). Non-performing loans include accruing loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	March 31, 2016				December 31, 2015
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days	90 Days and			30 - 89 Days	90 Days and
	Past Due	Greater Past	Non-	Total Non-	Past Due	Greater Past	Non-	Total Non-
(in thousands)	Accruing	Due Accruing	accrual	Performing	Accruing	Due Accruing	accrual	Performing
Real estate:
Residential	$951	$244	$1,556	$1,800	$1,273	$394	$1,008	$1,402
Commercial	1,754	222	4,265	4,487	859	60	4,422	4,482
Agricultural	200	-	32	32	344	-	34	34
Construction	-	-	-	-	-	-	-	-
Consumer	221	11	51	62	262	9	55	64
Other commercial and
agricultural loans	866	143	1,079	1,222	319	160	1,012	1,172
Total nonperforming loans	$3,992	$620	$6,983	$7,603	$3,057	$623	$6,531	$7,154

	Change in Non-Performing Loans
	March 31, 2016 /December 31, 2015
(in thousands)	Amount	%
Real estate:
Residential	$398	28.4
Commercial	5	0.1
Agricultural	(2)	(5.9)
Construction	-	N/	A
Consumer	(2)	(3.1)
Other commercial and
agricultural loans	50	4.3
Total nonperforming loans	$449	6.3

For the three month period ended March 31, 2016, we recorded a provision for loan losses of $135,000, which compares to $120,000 for the same time period in 2015. Non-performing loans increased $449,000 or 6.3%, from December 31, 2015 to March 31 2016, primarily due to one residential mortgage loan relationship placed on non-accrual status in the first quarter of 2016. Approximately 54.9% of the Bank's non-performing loans at March 31, 2016 are associated with the following three customer relationships:

•
A commercial customer with a total loan relationship of $3.2 million secured by approximately 160 residential properties was on non-accrual status as of March 31, 2016. In the first quarter of 2011, the Company and borrower entered into a forbearance agreement to restructure the debt. In July of 2013, the customer filed for bankruptcy under Chapter 11 and a Trustee was appointed in January of 2014. In 2015, the Trustee decreased the loan payments below what was agreed to in the forbearance agreement. This decrease is currently being litigated in bankruptcy court. As a result of the decrease, the relationship has become more than 90 days past due. In the second quarter of 2015, 25 appraisals were completed and management observed an additional 20 properties. The appraisals and observations did not note any significant change in collateral values. We continue to monitor the bankruptcy proceedings to identify potential changes in the customer's operations and the impact these would have on the loan payments for our loans to the customer and the underlying collateral that supports these loans. As of March 31, 2016, there is no specific reserve for this relationship.

•
A commercial customer with a relationship of approximately $435,000 after a charge-off of $463,000 during the second quarter of 2014, secured by real estate was on non-accrual status as of March 31, 2016. The current economic conditions have significantly impacted the cash flows from the customer's activities. Management reviewed the collateral and in the second quarter of 2014 charged-off of a portion of the balance associated with this customer, which was based on the appraised value of collateral and as a result there is no specific reserve as of March 31, 2016.

•
A commercial customer with a relationship of approximately $557,000 secured by vacant real estate, equipment and accounts receivable was on non-accrual status as of March 31, 2016. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer, who provided trucking services related to these activities. Management reviewed the collateral and determined that a specific reserve of $128,000 was required as of March 31, 2016.

Management of the Bank believes that the allowance for loan losses is adequate as of March 31, 2016, which is based on the following factors:
•	One loan relationship comprises 42.0% of the non-performing loan balance, whose debt is well collateralized as of March 31, 2016.
•	Net and gross charge-offs have returned to their low historical rate of .03% in 2015 and have remained low in 2016.
•	Real estate values in the Bank's primary market areas have only decreased slightly with the decrease in the market price for natural gas.

Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of March 31, 2016 and December 31, 2015, the cash surrender value of the life insurance was $25.7 million and $25.5 million, respectively.  The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations.  The amounts recorded as non-interest income totaled $170,000 and $152,000 for the three month periods ended March 31, 2016 and 2015, respectively. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers' credit ratings.

The Company agreements that were purchased directly from insurance companies are structured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the employee's beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB provide a fixed split-dollar benefit for the beneficiaries estate, which is dependent on several factors including whether the covered individual was a Director of FNB or an employee of FNB and their salary level.

Premises and Equipment

Premises and equipment decreased $14,000 to $17.2 million as of March 31, 2016 from December 31, 2015. This occurred primarily as a result of normal depreciation recorded in the first three months of 2016.

Deposits

The following table shows the composition of deposits as of March 31, 2016 and December 31, 2015 (dollars in thousands):

	March 31,		December 31,
	2016		2015
	Amount	%	Amount	%
Non-interest-bearing deposits	$147,897	14.5	$150,960	15.3
NOW accounts	300,034	29.5	279,655	28.3
Savings deposits	181,730	17.9	170,277	17.2
Money market deposit accounts	112,408	11.0	105,229	10.7
Certificates of deposit	275,742	27.1	281,910	28.5
Total	$1,017,811	100.0	$988,031	100.0

	March 31, 2016/
	December 31, 2015
	Change
	Amount	%
Non-interest-bearing deposits	$(3,063)	(2.0)
NOW accounts	20,379	7.3
Savings deposits	11,453	6.7
Money market deposit accounts	7,179	6.8
Certificates of deposit	(6,168)	(2.2)
Total	$29,780	3.0

Deposits increased $29.8 million since December 31, 2015. The largest driver of this increase was due to deposits from local municipalities, as they increased $39.3 million across various product types. This growth was driven by the Pennsylvania budget impasse for 2015 being resolved during the first quarter of 2016, which resulted in funds flowing to our local school district and municipalities from the Commonwealth. Certificates of deposits decreased $6.2 million in 2016. During 2016 the Company continued to pay historically low rates on certificates of deposits which are less attractive to the Company's customers. Certain customers who typically utilize certificate of deposits as a means of generating income or as a longer term investment option, are moving funds into money market and savings accounts that still paid interest in order to maintain flexibility for potentially rising interest rates. The rates paid on certificates of deposit by the Company remain competitive with rates paid by our competition. As of March 31, 2016, the Bank did not have any outstanding brokered certificates of deposit.

Borrowed Funds

Borrowed funds decreased $1.6 million during the first three months of 2016. The decrease was the result of repaying $1.6 million of overnight advances from the FHLB Additionally, there was a decrease of approximately $37,000 in the balances outstanding under repurchase agreements. The Bank's current strategy for borrowings is to consider terms and structures to manage interest rate risk and liquidity in a potential rising interest rate environment. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

In December 2003, the Company formed a special purpose entity, Citizens Financial Statutory Trust I ("the Entity"), to issue $7,500,000 of floating rate obligated mandatory redeemable securities as part of a pooled offering.  The rate is determined quarterly based on the 3 month LIBOR plus 2.80%.  The Entity may redeem them, in whole or in part, at face value at any time.  The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable, which is included within "Borrowed Funds" in the liabilities section of the Company's balance sheet. Under current accounting rules, the Company's minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet.  The Entity is not consolidated as part of the Company's Consolidated Financial Statements.

Stockholders' Equity

We evaluate stockholders' equity in relation to total assets and the risks associated with those assets.  The greater the capital resource, the more likely a corporation will meet its cash obligations and absorb unforeseen losses.  For these reasons, capital adequacy has been, and will continue to be, of paramount importance. As such, the Company has implemented policies and procedures to ensure that it has adequate capital levels. As part of this process, we routinely stress test our capital levels and identify potential risk and alternative sources of additional capital should the need arise.

Total stockholders' equity was $122.0 million at March 31, 2016 compared to $119.8 million at December 31, 2015, an increase of $2.2 million or 1.9%.  Excluding accumulated other comprehensive income stockholders' equity increased $1.1 million, or 0.9%. The Company purchased 17,897 shares of treasury stock at a weighted average cost of $48.02 per share.  The Company reissued 372 shares as services awards for Company employees, at a weighted average cost of $47.95. In the first three months of 2016, the Company had net income of $3.3 million and declared cash dividends of $1.4 million, or $0.415 per shares, representing a cash dividend payout ratio of 42.0%.

All of the Company's investment securities are classified as available-for-sale, making this portion of the Company's balance sheet more sensitive to the changing market value of investments. As a result of changes in the interest rate environment, accumulated other comprehensive income associated with the change in investment securities increased $1.1 million from December 31, 2015.

The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company and Bank's assets, liabilities, and certain off-balance-sheet items as calculated under U.S. GAAP, regulatory reporting requirements, and regulatory capital standards. The Company and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios  of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). 7 Management believes, as of March 31, 2016 and December 31, 2015, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2016 and December 31, 2015, the Company and Bank are categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company and Bank's computed risk‑based capital ratios are as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$117,032	16.58%	$56,471	8.00%	$70,588	10.00%
Bank	$110,118	15.65%	$56,280	8.00%	$70,351	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Company	$109,454	15.51%	$42,353	6.00%	$56,471	8.00%
Bank	$102,662	14.59%	$42,210	6.00%	$56,280	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$101,954	14.44%	$31,765	4.50%	$45,882	6.50%
Bank	$102,662	14.59%	$31,658	4.50%	$45,728	6.50%

Tier 1 Capital (to Average Assets):
Company	$109,454	9.42%	$46,486	4.00%	$58,108	5.00%
Bank	$102,662	8.85%	$46,394	4.00%	$57,993	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$114,886	16.23%	$56,630	8.00%	$70,787	10.00%
Bank	$108,232	15.34%	$56,443	8.00%	$70,554	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Company	$107,612	15.20%	$42,472	6.00%	$56,630	8.00%
Bank	$100,958	14.31%	$42,332	6.00%	$56,443	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$100,112	14.14%	$31,854	4.50%	$46,012	6.50%
Bank	$100,958	14.31%	$31,749	4.50%	$45,860	6.50%

Tier 1 Capital (to Average Assets):
Company	$107,612	11.01%	$39,083	4.00%	$48,854	5.00%
Bank	$100,958	10.35%	$39,006	4.00%	$48,757	5.00%

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Commitments to extend credit	$142,720	$143,134
Standby letters of credit	14,026	13,751
	$156,746	$156,885

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at March 31, 2016 and December 31, 2015 was $13,027,000 and $12,485,000, respectively. The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other significant uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first three months of 2016 were $166,000 compared to $403,000 during the same time period in 2015.

Short-term debt from the FHLB supplements the Bank's availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $298.8 million, of which $16.5 million was outstanding at March 31, 2016. Additionally, we have a Federal funds line totaling $10.0 million from a third party bank at market rates.  This line is not drawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $8.1 million, which also is not drawn upon as of March 31, 2016. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial's primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank's Board of Directors does not exceed the total of:  (i) the Bank's net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At March 31, 2016, Citizens Financial(on an unconsolidated basis) had liquid assets of $4.0 million.

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

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company's risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of March 31, 2016 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income

-100 Shock	$35,234	$(921)	(2.55)
Base	36,155	-	-
+100 Shock	35,650	(505)	(1.40)
+200 Shock	35,285	(870)	(2.41)
+300 Shock	34,628	(1,527)	(4.22)
+400 Shock	34,037	(2,118)	(5.86)

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

Item 3-Quantitative and Qualitative Disclosure about Market Risk

In the normal course of conducting business activities, the Company is exposed to market risk, principally interest rate risk, through the operations of its banking subsidiary.  Interest rate risk arises from market driven fluctuations in interest rates that affect cash flows, income, expense and values of financial instruments and was discussed previously in this Form 10-Q.  Management and a committee of the Board of Directors manage interest rate risk (see also "Interest Rate and Market Risk Management").

Item 4-Control and Procedures

(a) Disclosure Controls and Procedures

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act").  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1 ‑ Legal Proceedings

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1.A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. At March 31, 2016 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1) (2)

1/1/16 to 1/31/16	-	$0.00	-	173,536
2/1/16 to 2/29/16	9,295	$48.21	9,295	164,241
3/1/16 to 3/31/16	8,602	$47.82	8,602	155,639
Total	17,897	$48.02	17,897	155,639

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

Item 3 ‑ Defaults Upon Senior Securities

Not applicable.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 ‑ Other Information

None

Item 6 ‑ Exhibits

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
101 **
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Cash Flows (unaudited) and (v) related notes (unaudited).

(1)    Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the Commission on May 12, 2010.

(2)     Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, as filed with the Commission on December 24, 2009.

(3)     Incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006.

** Furnished, not filed.

     Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Citizens Financial Services, Inc.

May 5, 2016	By:	/s/ Randall E. Black
Randall E. Black
President and Chief Executive Officer (Principal Executive Officer)

May 5, 2016	By:	/s/ Mickey L. Jones
Mickey L. Jones
Chief Financial Officer (Principal Accounting Officer)