Form 10-Q
period 2016-06-30
CITIZENS FINANCIAL SERVICES INC
filed 2016-08-04
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10‑Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
Or

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

N/A
(Former Name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes____ No __X__

The number of outstanding shares of the Registrant's Common Stock, as of July 26, 2016, was 3,349,753.

Citizens Financial Services, Inc.
Form 10-Q

INDEX

		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheet as of June 30,2016 and December 31, 2015	1
	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2016 and 2015	2
	Consolidated Statement of Comprehensive Income for the Three and Six Months ended June 30, 2016 and 2015	3
	Consolidated Statement of Cash Flows for the Six Months ended June 30, 2016 and 2015	4
	Notes to Consolidated Financial Statements	5-34
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	35-57
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	57
Item 4.	Controls and Procedures	57

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	58
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3.	Defaults Upon Senior Securities	58
Item 4.	Mine Safety Disclosures	58
Item 5.	Other Information	58
Item 6.	Exhibits	58-59
	Signatures	60

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30	December 31
(in thousands except share data)	2016	2015
ASSETS:
Cash and due from banks:
Noninterest-bearing	$14,908	$14,088
Interest-bearing	11,914	10,296
Total cash and cash equivalents	26,822	24,384
Interest bearing time deposits with other banks	6,954	7,696
Available-for-sale securities	360,944	359,737
Loans held for sale	1,304	603

Loans (net of allowance for loan losses:
2016, $7,359 and 2015, $7,106)	701,756	687,925

Premises and equipment	17,239	17,263
Accrued interest receivable	4,176	4,211
Goodwill	21,089	21,089
Bank owned life insurance	25,877	25,535
Other intangibles	2,183	2,437
Other assets	11,174	12,104

TOTAL ASSETS	$1,179,518	$1,162,984

LIABILITIES:
Deposits:
Noninterest-bearing	$142,327	$150,960
Interest-bearing	861,155	837,071
Total deposits	1,003,482	988,031
Borrowed funds	38,786	41,631
Accrued interest payable	644	734
Other liabilities	12,150	12,828
TOTAL LIABILITIES	1,055,062	1,043,224
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares June 30, 2016 and December 31, 2015;
none issued in 2016 or 2015	-	-
Common stock
$1.00 par value; authorized 15,000,000 shares; issued 3,704,375 at June 30, 2016 and
3,671,751 at December 31, 2015	3,704	3,672
Additional paid-in capital	42,241	40,715
Retained earnings	87,753	85,790
Accumulated other comprehensive income (loss)	2,042	(236)
Treasury stock, at cost: 358,921 shares at June 30, 2016
and 335,876 shares at December 31, 2015	(11,284)	(10,181)
TOTAL STOCKHOLDERS' EQUITY	124,456	119,760
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,179,518	$1,162,984

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2016	2015	2016	2015
INTEREST INCOME:
Interest and fees on loans	$8,587	$7,129	$17,183	$14,168
Interest-bearing deposits with banks	64	39	135	70
Investment securities:
` Taxable	959	765	1,903	1,519
Nontaxable	755	801	1,526	1,649
Dividends	61	34	141	133
TOTAL INTEREST INCOME	10,426	8,768	20,888	17,539
INTEREST EXPENSE:
Deposits	1,072	1,035	2,146	2,044
Borrowed funds	183	172	366	347
TOTAL INTEREST EXPENSE	1,255	1,207	2,512	2,391
NET INTEREST INCOME	9,171	7,561	18,376	15,148
Provision for loan losses	135	120	270	240
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	9,036	7,441	18,106	14,908
NON-INTEREST INCOME:
Service charges	1,128	1,028	2,230	2,004
Trust	182	180	378	374
Brokerage and insurance	158	255	367	382
Gains on loans sold	70	60	116	98
Investment securities gains, net	128	175	155	301
Earnings on bank owned life insurance	172	154	342	306
Other	145	103	311	218
TOTAL NON-INTEREST INCOME	1,983	1,955	3,899	3,683
NON-INTEREST EXPENSES:
Salaries and employee benefits	3,900	2,993	7,782	6,049
Occupancy	455	348	900	717
Furniture and equipment	171	87	328	215
Professional fees	266	180	553	412
FDIC insurance	160	116	317	232
Pennsylvania shares tax	240	200	390	401
Amortization of other intangibles	82	-	164	-
ORE expenses	212	357	305	358
Other	1,815	1,147	3,474	2,379
TOTAL NON-INTEREST EXPENSES	7,301	5,428	14,213	10,763
Income before provision for income taxes	3,718	3,968	7,792	7,828
Provision for income taxes	687	779	1,478	1,519
NET INCOME	$3,031	$3,189	$6,314	$6,309

PER COMMON SHARE DATA:
Net Income - Basic	$0.91	$1.04	$1.88	$2.06
Net Income - Diluted	$0.91	$1.04	$1.88	$2.06
Cash Dividends Paid	$0.419	$0.402	$0.829	$0.802

Number of shares used in computation - basic	3,343,254	3,052,285	3,349,913	3,055,569
Number of shares used in computation - diluted	3,343,663	3,053,349	3,350,118	3,056,103

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF
COMPREHENSIVE INCOME		`
(UNAUDITED)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)		2016		2015		2016		2015
Net income		$3,031		$3,189		$6,314		$6,309
Other comprehensive income (loss):
Unrealized gains on available for sale securities	1,794		(2,049)		3,489		(704)
Income tax effect	(610)		698		(1,188)		240
Change in unrecognized pension cost	60		54		121		102
Income tax effect	(21)		(19)		(42)		(35)
Less: Reclassification adjustment for investment
security gains included in net income	(128)		(175)		(155)		(301)
Income tax effect	44		59		53		102
Other comprehensive income (loss), net of tax		1,139		(1,432)		2,278		(596)
Comprehensive income		$4,170		$1,757		$8,592		$5,713

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Six Months Ended
	June 30,
(in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,314	$6,309
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	270	240
Provision for off-balance sheet items	30	-
Depreciation and amortization	175	236
Amortization and accretion of investment securities	1,148	992
Deferred income taxes	81	112
Investment securities gains, net	(155)	(301)
Earnings on bank owned life insurance	(342)	(306)
Originations of loans held for sale	(8,580)	(7,479)
Proceeds from sales of loans held for sale	7,995	6,922
Realized gains on loans sold	(116)	(98)
Increase in accrued interest receivable	35	60
Decrease in accrued interest payable	(90)	(81)
Other, net	(519)	(1,158)
Net cash provided by operating activities	6,246	5,448
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	12,077	18,393
Proceeds from maturity and principal repayments	21,561	31,163
Purchase of securities	(32,507)	(49,579)
Proceeds from matured interest bearing time deposits with other banks	744	-
Proceeds from redemption of regulatory stock	184	1,513
Purchase of regulatory stock	(132)	(1,342)
Net increase in loans	(14,135)	(17,792)
Purchase of premises and equipment	(398)	(514)
Proceeds from sale of foreclosed assets held for sale	374	100
Net cash used in investing activities	(12,232)	(18,058)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	15,451	17,954
Proceeds from long-term borrowings	539	5,286
Repayments of long-term borrowings	(534)	(551)
Net increase in short-term borrowed funds	(2,850)	(7,340)
Purchase of treasury and restricted stock	(1,482)	(997)
Dividends paid	(2,700)	(2,253)
Net cash provided by financing activities	8,424	12,099
Net (decrease) increase in cash and cash equivalents	2,438	(511)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	24,384	11,423
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,822	$10,912

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,602	$2,472
Income taxes paid	$1,400	$2,025
Loans transferred to foreclosed property	$519	$241
Investments purchased and not settled	$-	$319

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

In the opinion of management of the Company, the accompanying interim financial statements at June 30, 2016 and for the periods ended June 30, 2016 and 2015 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the six month period ended June 30, 2016 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share. Earnings per share calculations give retroactive effect to stock dividends declared by the Company.

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income applicable to common stock	$3,031,000	$3,189,000	$6,314,000	$6,309,000

Basic earnings per share computation
Weighted average common shares outstanding	3,343,254	3,052,285	3,349,913	3,055,569
Earnings per share - basic	$0.91	$1.04	$1.88	$2.06

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	3,343,254	3,052,285	3,349,913	3,055,569
Add: Dilutive effects of restricted stock	409	1,064	205	534
Weighted average common shares outstanding for dilutive earnings per share	3,343,663	3,053,349	3,350,118	3,056,103
Earnings per share - diluted	$0.91	$1.04	$1.88	$2.06

For the three months ended June 30, 2016 and 2015, there were 4,521 and 3,287 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $46.69-$53.15 for the three month period ended June 30, 2016 and prices ranging from $44.50-$53.15 for the three month period ended June 30, 2015. For the six months ended June 30, 2016 and 2015, 4,521 and 3,287 shares, respectively, related to the restricted stock plan were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $46.69-$53.15 for the six month period ended June 30, 2016 and prices ranging from $44.50-$53.15 for the six month period ended June 30, 2015.

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of tax-exempt income earned from state and municipal securities and loans and investments in affordable housing tax credits.

Investments in Qualified Affordable Housing Projects

As of June 30, 2016 and December 31, 2015, the Company was invested in four partnerships that provide affordable housing. The balance of the investments, which is included within other assets in the Consolidated Balance Sheet, was $829,000 and $959,000 as of June 30, 2016 and December 31, 2015, respectively. Investments purchased prior to January 1, 2015, are accounted for utilizing the effective yield method. As of June 30, 2016, the Company has $945,000 of tax credits remaining that will be recognized over 6.4 years. Tax credits of $49,000 were recognized as a reduction of tax expense during the three months ended June 30, 2016 and 2015. Tax credits of $99,000 were recognized as a reduction of tax expense during the six months ended June 30, 2016 and 2015.

Note 4 – Investments

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at June 30, 2016 and December 31, 2015 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2016	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. agency securities	$203,461	$2,359	$(1)	$205,819
U.S. treasury securities	5,046	7	-	5,053
Obligations of state and
political subdivisions	101,144	3,338	(10)	104,472
Corporate obligations	11,430	50	-	11,480
Mortgage-backed securities in
government sponsored entities	31,190	456	(40)	31,606
Equity securities in financial
Institutions	2,001	518	(5)	2,514
Total available-for-sale securities	$354,272	$6,728	$(56)	$360,944

December 31, 2015
Available-for-sale securities:
U.S. agency securities	$199,749	$369	$(527)	$199,591
U.S. treasury securities	10,103	-	(21)	10,082
Obligations of state and
political subdivisions	99,856	3,080	(73)	102,863
Corporate obligations	14,583	68	(86)	14,565
Mortgage-backed securities in
government sponsored entities	30,107	186	(89)	30,204
Equity securities in financial institutions	2,001	436	(5)	2,432
Total available-for-sale securities	$356,399	$4,139	$(801)	$359,737

The following table shows the Company's gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at June 30, 2016 and December 31, 2015 (in thousands). As of June 30, 2016, the Company owned 17 securities whose fair value was less than their cost basis.

June 30, 2016	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$8,509	$(1)	$-	$-	$8,509	$(1)
Obligations of state and
political subdivisions	4,342	(9)	503	(1)	4,845	(10)
Mortgage-backed securities in
government sponsored entities	3,716	(22)	1,987	(18)	5,703	(40)
Equity securities in financial institutions	111	(5)	-	-	111	(5)
Total securities	$16,678	$(37)	$2,490	$(19)	$19,168	$(56)

December 31, 2015
U.S. agency securities	$123,591	$(527)	$-	$-	$123,591	$(527)
U.S. treasury securities	10,082	(21)	-	-	10,082	(21)
Obligations of states and
political subdivisions	7,023	(57)	2,914	(16)	9,937	(73)
Corporate obligations	5,822	(61)	2,138	(25)	7,960	(86)
Mortgage-backed securities in
government sponsored entities	9,830	(77)	227	(12)	10,057	(89)
Equity securities in financial institutions	106	(5)	-	-	106	(5)
Total securities	$156,454	$(748)	$5,279	$(53)	$161,733	$(801)

As of June 30, 2016, the Company's investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, obligations of states and political subdivisions, mortgage backed securities issued by government sponsored entities, and equity securities in financial institutions. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security's amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company's intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security's amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company's policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or issuer-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale for the six months ended June 30, 2016 and 2015 were $12,077,000 and $18,393,000, respectively.  For the three months ended June 30, 2016 and 2015, there were sales of $7,057,000 and $3,770,000, respectively, of available-for-sale securities. The gross gains and losses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Gross gains	$128	$175	$155	$312
Gross losses	-	-	-	(11)
Net gains	$128	$175	$155	$301

Investment securities with an approximate carrying value of $221.9 million and $203.8 million at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public funds and certain other deposits.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities at June 30, 2016, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$41,555	$41,758
Due after one year through five years	190,450	193,673
Due after five years through ten years	41,023	42,092
Due after ten years	79,243	80,907
Total	$352,271	$358,430

Note 5 – Loans

The Company grants loans primarily to customers throughout north central, central and south central Pennsylvania and the southern tier New York.  Although the Company had a diversified loan portfolio at June 30, 2016 and December 31, 2015, a substantial portion of its debtors' ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for loan losses as of June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$203,980	$518	$34	$203,428
Commercial and agricultural	309,287	6,404	2,753	300,130
Construction	10,481	-	-	10,481
Consumer	11,439	-	6	11,433
Other commercial and agricultural loans	74,089	5,682	876	67,531
State and political subdivision loans	99,839	-	-	99,839
Total	709,115	12,604	3,669	692,842
Allowance for loan losses	7,359	587	-	6,772
Net loans	$701,756	$12,017	$3,669	$686,070

December 31, 2015	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$203,407	$304	$35	$203,068
Commercial and agricultural	295,364	6,235	2,908	286,221
Construction	15,011	-	-	15,011
Consumer	11,543	-	9	11,534
Other commercial and agricultural loans	71,206	5,745	866	64,595
State and political subdivision loans	98,500	-	-	98,500
Total	695,031	12,284	3,818	678,929
Allowance for loan losses	7,106	355	-	6,751
Net loans	$687,925	$11,929	$3,818	$672,178

Purchased loans acquired in the FNB acquisition were recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether an acquired loan was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. There were no material increases or decreases in the expected cash flows of these loans between December 11, 2015 (the "acquisition date") and June 30, 2016. The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral. The carrying value of purchased loans acquired with deteriorated credit quality was $3,669,000 and $3,818,000 at June 30, 2016 and December 31, 2015, respectively.

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

Changes in the accretable yield for purchased credit-impaired loans were as follows for the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended	Six Months Ended
Balance at beginning of period	$551	$637
Accretion	(87)	(173)
Balance at end of period	$464	$464

The following table presents additional information regarding loans acquired with specific evidence of deterioration in credit quality under ASC 310-30 (in thousands):

	June 30, 2016	December 31, 2015
Outstanding balance	$6,616	$6,950
Carrying amount	3,669	3,818

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

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables by class, with the associated allowance amount, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
June 30, 2016	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$502	$114	$345	$459	$35
Home Equity	59	-	59	59	11
Commercial	8,888	5,944	295	6,239	126
Agricultural	165	165	-	165	-
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	5,717	4,547	1,031	5,578	415
Other agricultural loans	104	104	-	104	-
State and political subdivision loans	-	-	-	-	-
Total	$15,435	$10,874	$1,730	$12,604	$587

December 31, 2015
Real estate loans:
Mortgages	$281	$114	$129	$243	$26
Home Equity	61	-	61	61	11
Commercial	8,654	5,843	225	6,068	62
Agricultural	167	167	-	167	-
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	5,535	4,653	987	5,640	256
Other agricultural loans	105	105	-	105	-
State and political subdivision loans	-	-	-	-	-
Total	$14,803	$10,882	$1,402	$12,284	$355

The following tables includes the average balance of impaired financing receivables by class and the income recognized on impaired loans for the three and six month periods ended June 30, 2016 and 2015(in thousands):

	For the Six Months ended
	June 30, 2016			June 30, 2015
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	Cash Basis	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$425	$9	$-	$224	$4	$5
Home Equity	60	2	-	114	2	-
Commercial	6,142	52	-	5,862	32	-
Agricultural	165	5	-	-	-	-
Construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Other commercial loans	5,942	134	3	2,678	49	3
Other agricultural loans	104	3	-	-	-	-
State and political
subdivision loans	-	-	-	-	-	-
Total	$12,838	$205	$3	$8,878	$87	$8

	For the Three Months Ended
	June 30, 2016			June 30, 2015
Real estate loans:
Mortgages	$460	$5	$-	$259	$2	$5
Home Equity	59	1	-	103	1	-
Commercial	6,158	26	-	5,700	19	-
Agricultural	165	3	-	-	-	-
Construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Other commercial loans	5,933	68	2	2,629	24	2
Other agricultural loans	104	2	-	-	-	-
State and political
subdivision loans	-	-	-	-	-	-
Total	$12,879	$105	$2	$8,691	$46	$7

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

The following tables represent credit exposures by internally assigned grades as of June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$228,452	$3,619	$14,796	$28	$-	$246,895
Agricultural	53,701	5,951	2,740	-	-	62,392
Construction	10,481	-	-	-	-	10,481
Other commercial loans	48,344	2,148	5,061	133	-	55,686
Other agricultural loans	14,454	2,320	1,629	-	-	18,403
State and political
subdivision loans	91,639	8,200	-	-	-	99,839
Total	$447,071	$22,238	$24,226	$161	$-	$493,696

December 31, 2015
Real estate loans:
Commercial	$217,544	$4,150	$15,816	$32	$-	$237,542
Agricultural	53,695	2,865	1,262	-	-	57,822
Construction	14,422	589	-	-	-	15,011
Other commercial loans	51,297	446	5,669	137	-	57,549
Other agricultural loans	13,318	234	105	-	-	13,657
State and political
subdivision loans	98,500	-	-	-	-	98,500
Total	$448,776	$8,284	$22,852	$169	$-	$480,081

For residential real estate mortgages, home equity and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below, and all loans past due 90 or more days and still accruing. The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2016 and December 31, 2015 (in thousands):

June 30, 2016	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$142,633	$1,474	$34	$144,141
Home Equity	59,709	130	-	59,839
Consumer	11,385	48	6	11,439
Total	$213,727	$1,652	$40	$215,419

December 31, 2015	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$139,734	$1,270	$35	$141,039
Home Equity	62,236	132	-	$62,368
Consumer	11,470	64	9	$11,543
Total	$213,440	$1,466	$44	$214,950

Aging Analysis of Past Due Financing Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due financing receivables as of June 30, 2016 and December 31, 2015 (in thousands):

							Total	90 Days or
	30-59 Days	60-89 Days	90 Days	Total Past			Financing	Greater and
June 30, 2016	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	Accruing
Real estate loans:
Mortgages	$1,564	$25	$704	$2,293	$141,814	$34	$144,141	$195
Home Equity	478	74	77	629	59,210	-	59,839	24
Commercial	1,257	958	4,147	6,362	238,517	2,016	246,895	461
Agricultural	166	58	165	389	61,266	737	62,392	165
Construction	-	-	-	-	10,481	-	10,481	-
Consumer	210	39	48	297	11,136	6	11,439	9
Other commercial loans	15	3,062	1,012	4,089	50,721	876	55,686	146
Other agricultural loans	66	91	104	261	18,142	-	18,403	104
State and political
subdivision loans	-	-	-	-	99,839	-	99,839	-
Total	$3,756	$4,307	$6,257	$14,320	$691,126	$3,669	$709,115	$1,104

Loans considered non-accrual	$373	$3,759	$5,153	$9,285	$921	$-	$10,206
Loans still accruing	3,383	548	1,104	5,035	690,205	3,669	698,909
Total	$3,756	$4,307	$6,257	$14,320	$691,126	$3,669	$709,115

							Total	90 Days or
	30-59 Days	60-89 Days	90 Days	Total Past			Financing	Greater and
December 31, 2015	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	Accruing
Real estate loans:
Mortgages	$487	$283	$687	$1,457	$139,547	$35	$141,039	$321
Home Equity	630	15	121	766	61,602	-	62,368	73
Commercial	824	57	4,139	5,020	230,352	2,170	237,542	60
Agricultural	177	167	-	344	56,740	738	57,822	-
Construction	-	-	-	-	15,011	-	15,011	-
Consumer	239	37	49	325	11,209	9	11,543	9
Other commercial loans	143	214	1,010	1,367	55,316	866	57,549	160
Other agricultural loans	9	-	-	9	13,648	-	13,657	-
State and political
subdivision loans	-	-	-	-	98,500	-	98,500	-
Total	$2,509	$773	$6,006	$9,288	$681,925	$3,818	$695,031	$623

Loans considered non-accrual	$54	$171	$5,383	$5,608	$923	$-	$6,531
Loans still accruing	2,455	602	623	3,680	681,002	3,818	688,500
Total	$2,509	$773	$6,006	$9,288	$681,925	$3,818	$695,031

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

The following table reflects the financing receivables on non-accrual status as of June 30, 2016 and December 31, 2015, respectively. The balances are presented by class of financing receivable (in thousands):

	June 30, 2016	December 31, 2015
Real estate loans:
Mortgages	$1,279	$949
Home Equity	106	59
Commercial	4,711	4,422
Agricultural	29	34
Consumer	39	55
Other commercial loans	4,042	1,012
	$10,206	$6,531

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to structure more affordable terms before their loan reaches nonaccrual status. These restructured terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of interest or principal, or both, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company's investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower's ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  Based on this evaluation management would no longer consider a loan to be a TDR when the relevant facts support such a conclusion. As of June 30, 2016 and December 31, 2015, included within the allowance for loan losses are reserves of $33,000 and $37,000 respectively, that are associated with loans modified as TDRs.

Loan modifications that are considered TDRs completed during the three and six months ended June 30, 2016 and 2015 were as follows (dollars in thousands):

	For the Three Months Ended June 30, 2016
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	3	$-	$438	$-	$438
Total	-	3	$-	$438	$-	$438

	For the Six Months Ended June 30, 2016
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	3	$-	$438	$-	$438
Total	-	3	$-	$438	$-	$438

	For the Three Months Ended June 30, 2015
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Mortgages	-	1	$-	$19	$-	$19
Total	-	1	$-	$19	$-	$19

	For the Six Months Ended June 30, 2015
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Mortgages	1	1	$71	$19	$71	$19
Total	1	1	$71	$19	$71	$19

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. There were no loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which begin January 1, 2016 and 2015 (six month periods) and April 1, 2016 and 2015 (3 month periods), respectively, that subsequently defaulted during these reporting periods.

Allowance for Loan Losses
The following table segregates the allowance for loan losses (ALLL) into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2016 and December 31, 2015, respectively (in thousands):
	June 30, 2016			December 31, 2015
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real estate loans:
Residential	$46	$944	$990	$37	$868	$905
Commercial and agricultural	126	3,793	3,919	62	3,723	3,785
Construction	-	18	18	-	24	24
Consumer	-	104	104	-	102	102
Other commercial and agricultural loans	415	1,149	1,564	256	1,049	1,305
State and political
subdivision loans	-	764	764	-	593	593
Unallocated	-	-	-	-	392	392
Total	$587	$6,772	$7,359	$355	$6,751	$7,106

The following tables roll forward the balance of the ALLL by portfolio segment for the three and six month periods ended June 30, 2016 and 2015, respectively (in thousands):
	Balance at March 31, 2016	Charge-offs	Recoveries	Provision	Balance at June 30, 2016
Real estate loans:
Residential	$966	$(43)	$-	$67	$990
Commercial and agricultural	3,938	-	4	(23)	3,919
Construction	14	-	-	4	18
Consumer	96	(23)	29	2	104
Other commercial and agricultural loans	1,347	(18)	-	235	1,564
State and political				-
subdivision loans	666	-	-	98	764
Unallocated	248	-	-	(248)	-
Total	$7,275	$(84)	$33	$135	$7,359

	Balance at December 31, 2015	Charge-offs	Recoveries	Provision	Balance at June 30, 2016
Real estate loans:
Residential	$905	$(43)	$-	$128	$990
Commercial and agricultural	3,785	-	8	126	3,919
Construction	24	-	-	(6)	18
Consumer	102	(38)	68	(28)	104
Other commercial and agricultural loans	1,305	(18)	6	271	1,564
State and political				-
subdivision loans	593	-	-	171	764
Unallocated	392	-	-	(392)	-
Total	$7,106	$(99)	$82	$270	$7,359

	Balance at March 31, 2015	Charge-offs	Recoveries	Provision	Balance at June 30, 2015
Real estate loans:
Residential	$923	$(17)	$-	$25	$931
Commercial and agricultural	3,699	(56)	3	33	3,679
Construction	11	-	-	3	14
Consumer	82	(17)	4	20	89
Other commercial and agricultural loans	1,286	-	-	216	1,502
State and political				-
subdivision loans	572	-	-	(4)	568
Unallocated	349	-	-	(173)	176
Total	$6,922	$(90)	$7	$120	$6,959

	Balance at December 31, 2014	Charge-offs	Recoveries	Provision	Balance at June 30, 2015
Real estate loans:
Residential	$878	$(34)	$-	$87	$931
Commercial and agricultural	3,870	(56)	7	(142)	3,679
Construction	26	-	-	(12)	14
Consumer	84	(24)	12	17	89
Other commercial and agricultural loans	1,224	(1)	-	279	1,502
State and political				-
subdivision loans	545	-	-	23	568
Unallocated	188	-	-	(12)	176
Total	$6,815	$(115)	$19	$240	$6,959

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

The Company analyzes its loan portfolio each quarter to determine the adequacy of its ALLL.

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

We continually review the model utilized in calculating the required ALLL. The following qualitative factors experienced changes during the first six months of 2016:

•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for residential, consumer and agricultural related loans due to an increase in past due, non-accrual and classified loans.

•
The qualitative factor for industry conditions, including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses was increased for agricultural related loans due to the decrease in the price received for product sold and the increase in feed costs that has occurred in 2016, which negatively affected customer earnings.

•
The qualitative factor for national, state, regional and local economic trends and business conditions was increased for all loan categories due to an increase in the unemployment rates in the local economy during the first six months of 2016.

The following qualitative factors experienced changes during the three months ended June 30, 2016:

•
The qualitative factor for national, state, regional and local economic trends and business conditions was increased for all loan categories due to an increase in the unemployment rates in the local economy during the quarter.

•
The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for agricultural related loans due to an increase in past due, non-accrual and classified loans.

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

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of June 30, 2016 and December 31, 2015 included with other assets are $1,558,000 and $1,354,000, respectively, of foreclosed assets. As of June 30, 2016, included within the foreclosed assets is $453,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of June 30, 2016, the Company has initiated formal foreclosure proceedings on $1,424,000 of consumer residential mortgages, which have not yet been transferred into foreclosed assets.

Note 6 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016			December 31, 2015
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$1,336	$(728)	$608	$1,336	$(638)	$698
Core deposit intangibles	1,641	(173)	1,468	1,641	(25)	1,616
Covenant not to compete	125	(18)	107	125	(2)	123
Total amortized intangible assets	$3,102	$(919)	$2,183	$3,102	$(665)	$2,437
Unamortized intangible assets:
Goodwill	$21,089			$21,089
(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at June 30, 2016. Future amortization expense may vary from these projections (in thousands):

	MSRs	Core deposit intangibles	Covenant not to compete	Total
Six months ended June 30, 2016 (actual)	$90	$148	$16	$254
Three months ended June 30, 2016 (actual)	$44	$74	$8	$126
Estimate for year ended December 31,
Remaining 2016	83	148	15	246
2017	142	266	31	439
2018	113	236	31	380
2019	88	206	30	324
2020	66	177	-	243

Note 7 – Federal Home Loan Bank Stock

The Bank is a member of the FHLB of Pittsburgh and, as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of June 30, 2016 and December 31, 2015, the Bank's investment in FHLB stock was $2,643,000 and $2,800,000, respectively. The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost and evaluated by management.  The stock's value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) a significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB's regulatory capital ratios have improved, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members and has paid a quarterly cash dividend.

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

The value of the collateral segmented by the remaining contractual maturity of the repurchase agreements in the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 is presented in the following tables (in thousands):

	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
June 30, 2016	Continuous	30 Days	30 - 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$18,024	$-	$-	$2,129	$20,153
Total carrying value of collateral pledged	$18,024	$-	$-	$2,129	$20,153
Total liability recognized for repurchase agreements					$14,761

	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
December 31, 2015	Continuous	30 Days	30 - 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$18,144	$-	$-	$2,049	$20,193
Total carrying value of collateral pledged	$18,144	$-	$-	$2,049	$20,193

Total liability recognized for repurchase agreements					$16,008

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

The following sets forth the components of net periodic benefit costs of the Pension Plan for the three and six months ended June 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Service cost	$89	$78	$179	$132
Interest cost	173	90	345	153
Expected return on plan assets	(260)	(172)	(520)	(290)
Net amortization and deferral	60	45	121	76
Net periodic benefit cost	$62	$41	$125	$71

The Company expects to contribute $700,000 to the Pension Plans in 2016.

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company's contributions vest immediately. Contributions by the Company totaled $180,000 and $155,000 for the six months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016 and 2015, contributions by the Company totaled $97,000 and $93,000, respectively.

Directors' Deferred Compensation Plan

The Company's directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  At June 30, 2016 and December 31, 2015, an obligation of $929,000 and $958,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Amounts included in interest expense on the deferred amounts totaled $4,000 and $5,000 for each of the three months ended June 30, 2016 and 2015, respectively. For the six months ended June 30, 2016 and 2015, amounts included in interest expense on the deferred amounts totaled $8,000 and $12,000, respectively.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the "Plan") whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company's common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  A total of 150,000 shares of the Company's common stock have been authorized under the Plan. As of June 30, 2016, 146,350 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted shares during the three and six month periods ended June 30, 2016:

	Three months		Six months
		Weighted		Weighted
	Unvested	Average	Unvested	Average
	Shares	Market Price	Shares	Market Price
Outstanding, beginning of period	8,111	$49.96	8,269	$49.98
Granted	3,650	47.81	3,650	47.81
Forfeited	-	-	-	-
Vested	(3,158)	50.41	(3,316)	(50.45)
Outstanding, end of period	8,603	$48.88	8,603	$48.88

Compensation cost related to restricted stock is recognized, based on the market price of the stock at the grant date, over the vesting period. Compensation expense related to restricted stock was $92,000 and $85,000 for the six months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016 and 2015, compensation expense totaled $45,000 and $43,000, respectively. At June 30, 2016 the total compensation cost related to nonvested awards that has not yet been recognized was $421,000, which is expected to be recognized over the next 2.75 years.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan ("SERP") for certain executives to compensate those executive participants in the Company's noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law. At June 30, 2016 and December 31, 2015, an obligation of $1,400,000 and $1,339,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Expenses related to this plan totaled $61,000 and $71,000 for the six months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016 and 2015, expenses totaled $31,000 and $36,000, respectively.

Salary Continuation Plan

The Company maintains a salary continuation plan for certain employees acquired through the acquisition of the FNB.  At June 30, 2016 and December 31 2015, an obligation of $716,000 and $710,000 was included in other liabilities for this plan in the Consolidated Balance Sheet.  Expenses related to this plan totaled $16,000 for the three months ended June 30, 2016. For the six months ended June 30, 2016, expenses related to this plan totaled $32,000.

Continuation of Life Insurance Plan

The Company, as part of the acquisition of FNB, has promised a continuation of certain split-dollar life insurance policies that provide coverage to certain persons post-retirement. U.S. generally accepted accounting principles require the recording of post-retirement costs and a liability equal to the present value of the cost of post-retirement insurance during the person's term of service. The estimated present value of future benefits to be paid totaled $574,000 at both June 30, 2016 and December 31, 2015, which is included in other liabilities in the Consolidated Balance Sheet.

Note 9 – Accumulated Comprehensive Income

The following tables present the changes in accumulated other comprehensive income by component net of tax for the three and six months ended June 30, 2016 and 2015 (in thousands):
	Three months ended June 30, 2016
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of March 31, 2016	$3,303	$(2,400)	$903
Other comprehensive income before reclassifications (net of tax)	1,184	-	1,184
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(84)	39	(45)
Net current period other comprehensive income	1,100	39	1,139
Balance as of June 30, 2016	$4,403	$(2,361)	$2,042

	Six months ended June 30, 2016
Balance as of December 31, 2015	$2,204	$(2,440)	$(236)
Other comprehensive income before reclassifications (net of tax)	2,301	-	2,301
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(102)	79	(23)
Net current period other comprehensive income	2,199	79	2,278
Balance as of June 30, 2016	$4,403	$(2,361)	$2,042

	Three months ended June 30, 2015
Balance as of March 31, 2015	$3,897	$(2,294)	$1,603
Other comprehensive income (loss) before reclassifications (net of tax)	(1,351)	-	(1,351)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(116)	35	(81)
Net current period other comprehensive income (loss)	(1,467)	35	(1,432)
Balance as of June 30, 2015	$2,430	$(2,259)	$171

	Six months ended June 30, 2015
Balance as of December 31, 2014	$3,093	$(2,326)	$767
Other comprehensive income (loss) before reclassifications (net of tax)	(464)	-	(464)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(199)	67	(132)
Net current period other comprehensive income (loss)	(663)	67	(596)
Balance as of June 30, 2015	$2,430	$(2,259)	$171

(a) Amounts in parentheses indicate debits to the Consolidated Balance Sheet

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income for the three and six months ended June 30, 2016 and 2015 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the statement where net Income is presented
	Three Months Ended June 30,
	2016	2015
Unrealized gains and losses on available for sale securities
	$128	$175	Investment securities gains, net
	(44)	(59)	Provision for income taxes
	$84	$116	Net of tax

Defined benefit pension items
	$(60)	$(54)	Salaries and employee benefits
	21	19	Provision for income taxes
	$(39)	$(35)	Net of tax

Total reclassifications	$45	$81

	Six Months Ended June 30,
	2016	2015
Unrealized gains and losses on available for sale securities
	$155	$301	Investment securities gains, net
	(53)	(102)	Provision for income taxes
	$102	$199	Net of tax

Defined benefit pension items
	$(121)	$(102)	Salaries and employee benefits
	42	35	Provision for income taxes
	$(79)	$(67)	Net of tax

Total reclassifications	$23	$132

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
The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of June 30, 2016 and December 31, 2015 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

June 30, 2016	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Securities available for sale:
U.S. Agency securities	$-	$205,819	$-	$205,819
U.S. Treasury securities	5,053	-	-	5,053
Obligations of state and
political subdivisions	-	104,472	-	104,472
Corporate obligations	-	11,480	-	11,480
Mortgage-backed securities in
government sponsored entities	-	31,606	-	31,606
Equity securities in financial institutions	2,514	-	-	2,514

December 31, 2015
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. Agency securities	$-	$199,591	$-	$199,591
U.S. Treasuries securities	10,082	-	-	10,082
Obligations of state and
political subdivisions	-	102,863	-	102,863
Corporate obligations	-	14,565	-	14,565
Mortgage-backed securities in
government sponsored entities	-	30,204	-	30,204
Equity securities in financial institutions	2,432	-	-	2,432

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

Assets measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015 are included in the table below (in thousands):

June 30, 2016	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$989	$989
Other real estate owned	-	-	1,007	1,007

December 31, 2015
Impaired Loans	$-	$-	$894	$894
Other real estate owned	-	-	1,197	1,197

•
Impaired Loans - The Company has measured impairment on impaired loans generally based on the fair value of the loan's collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level III measurement.  If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not current being carried at its fair value. The fair values above excluded estimated selling costs of $126,000 and $91,000 at June 30, 2016 and December 31, 2015, respectively.

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

Quantitative Information about Level 3 Fair Value Measurements
June 30, 2016	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	$989	Appraised Collateral Values	Discount to appraised value	0-75%	36.64%
			Selling costs	5%-10%	8.18%
			Holding period	0 - 12 months	10 months

Other real estate owned	1,007	Appraised Collateral Values	Discount to appraised value	0-37%	24.70%

December 31, 2015	Fair Value	Valuation Technique(s)	Unobservable input	Range
Impaired Loans	894	Appraised Collateral Values	Discount to appraised value	0-70%	46.50%
			Selling costs	4%-10%	7.75%
			Holding period	0 - 12 months	10 months

Other real estate owned	1,197	Appraised Collateral Values	Discount to appraised value	0-75%	25%

The fair values of the Company's financial instruments are as follows (in thousands):

	Carrying
June 30, 2016	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$26,822	$26,822	$26,822	$-	$-
Interest bearing time deposits with other banks	6,954	6,961	-	-	6,961
Available-for-sale securities	360,944	360,944	7,567	353,377
Loans held for sale	1,304	1,304	1,304
Net loans	701,756	726,584	-	-	726,584
Bank owned life insurance	25,877	25,877	25,877	-	-
Regulatory stock	3,407	3,407	3,407	-	-
Accrued interest receivable	4,176	4,176	4,176	-	-

Financial liabilities:
Deposits	$1,003,482	$1,005,158	$734,593	$-	$270,565
Borrowed funds	38,786	37,240	-	-	37,240
Accrued interest payable	644	644	644	-	-

	Carrying
December 31, 2015	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$24,384	$24,384	$24,384	$-	$-
Interest bearing time deposits with other banks	7,696	7,705	-	-	7,705
Available-for-sale securities	359,737	359,737	12,514	347,223	-
Loans held for sale	603	603	603
Net loans	687,925	712,524	-	-	712,524
Bank owned life insurance	25,535	25,535	25,535	-	-
Regulatory stock	3,459	3,459	3,459	-	-
Accrued interest receivable	4,211	4,211	4,211	-	-

Financial liabilities:
Deposits	$988,031	$987,542	$706,121	$-	$281,421
Borrowed funds	41,631	38,863	1,598	-	37,265
Accrued interest payable	734	734	734	-

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

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivative and Hedging (Topic 815), which rescinds SEC paragraphs pursuant to two SEC Staff Announcements at the March 3, 2016, Emerging Issues Task Force meeting.  This Update did not have a significant impact on the Company's financial statements

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606), which among other things clarifies the objective of the collectability criterion in Topic 606, as well as certain narrow aspects of Topic 606. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. This Update is not expected to have a significant impact on the Company's financial statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which changes the impairment model for most financial assets. This ASU is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The underlying premise of the ASU is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management's current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

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

•	The agricultural economy is subject to extreme swings in both the costs of resources and the prices received from the sale of products, which could negatively impact our customers.
•	Delays in passing a budget by the Commonwealth of Pennsylvania could impact our asset values, liquidity and profitability.
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

Introduction

The following is management's discussion and analysis of the financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. Management's discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results you may expect for the full year.

The Company currently engages in the general business of banking throughout our service area of Potter, Tioga, Clinton and Bradford counties in north central Pennsylvania, Lebanon, Lancaster, Berks and Schuylkill counties in south central Pennsylvania and Allegany county in southern New York. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 26 banking facilities, 24 of which operate as bank branches.  In Pennsylvania, these offices are located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg and three branches near the city of Lebanon, Pennsylvania. In New York, our office is in Wellsville. We have a loan production office in Winfield, Pennsylvania, which primarily serves agricultural customers in the central Pennsylvania market. In the third quarter of 2016, we received regulatory approval to establish a branch to be located in Mount Joy, Pennsylvania, which we anticipate opening in September 2016.

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

Competition

The banking industry in the Bank's service areas continue to be extremely competitive, both among commercial banks and with financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies, credit unions, agricultural cooperatives and internet entities.  The increased competition has resulted from changes in the legal and regulatory guidelines as well as from economic conditions in our north central and south central Pennsylvania markets and the limited loan growth opportunities in the north central market and surrounding areas.  Mortgage banking firms, financial companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms and even government agencies provide additional competition for loans and other financial services.  The Bank is generally competitive with all competing financial institutions in its service area with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Financial Statements since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of June 30, 2016 and December 31, 2015, the Trust Department had $110.8 million and $110.2 million of assets under management, respectively.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank's market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Financial Statements since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank's Investment Representatives increased from $119.7 million at December 31, 2015 to $130.1 million at June 30, 2016. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, and as such, has added additional resources to support these opportunities.

In addition to the trust and investment services offered we have a mineral management division, which serves as a network of experts to assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. As of June 30, 2016, customers owning 5,955 acres have signed agreements with the Bank that provide for the Bank to manage oil and gas matters related to the customers land, which may include negotiating lease payments and royalty percentages, resolving leasing issues, accounting for and ensuring the accuracy of royalty checks, distributing revenue to satisfy investment objectives and providing customized reports outlining payment and distribution information.

Results of Operations

Overview of the Income Statement

The Company had net income of $6,314,000 for the first six months of 2016 compared to $6,309,000 for last year's comparable period, an increase of $5,000. Basic earnings per share for the first six months of 2016 were $1.88, compared to $2.06 last year, representing an 8.7% decrease.  Annualized return on assets and return on equity for the six months of 2016 were 1.06% and 10.34%, respectively, compared with 1.36% and 12.41% for last year's comparable period.

Net income for the three months ended June 30, 2016 was $3,031,000 compared to $3,189,000 in the comparable 2015 period, a decrease of $158,000 or 5.0%. Basic earnings per share for the three months ended June 30, 2016 were $0.91, compared to $1.04 last year, representing a 12.5% decrease. Annualized return on assets and return on equity for the quarter ended June 30, 2016 was 1.02% and 9.88%, respectively, compared with 1.36% and 12.45% for the same 2015 period.

Net Interest Income

Net interest income, the most significant component of the Company's earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the first six months of 2016 was $18,376,000, an increase of $3,228,000, or 21.3%, compared to the same period in 2015.  For the first six months of 2016, the provision for loan losses totaled $270,000, an increase of $30,000 over the comparable period in 2015.  Consequently, net interest income after the provision for loan losses was $18,106,000 compared to $14,908,000 during the first six months of 2015.

For the three months ended June 30, 2016, net interest income was $9,171,000 compared to $7,561,000, an increase of $1,610,000, or 21.3% over the comparable period in 2015. The provision for loan losses this quarter was $135,000 compared to $120,000 for last year's second quarter.  Consequently, net interest income after the provision for loan losses was $9,036,000 for the quarter ended June 30, 2016 compared to $7,441,000 in 2015.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders' equity, the related rates, net interest income and interest rate spread created for the six months and three months ended June 30, 2016 and 2015 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates (1)
	Six Months Ended
	June 30, 2016			June 30, 2015
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	32,770	65	0.40	14,331	12	0.17
Total short-term investments	32,770	65	0.40	14,331	12	0.17
Interest bearing time deposits at banks	7,513	70	1.89	5,960	58	1.97
Investment securities:
Taxable	263,302	2,044	1.55	195,079	1,652	1.69
Tax-exempt (3)	100,766	2,313	4.59	99,925	2,498	5.00
Total investment securities	364,068	4,357	2.39	295,004	4,150	2.81
Loans:
Residential mortgage loans	202,813	5,337	5.29	183,827	5,057	5.55
Construction	11,247	286	5.12	6,313	160	5.11
Commercial & agricultural loans	371,026	9,627	5.22	280,823	7,377	5.30
Loans to state & political subdivisions	103,707	2,201	4.27	83,055	1,853	4.50
Other loans	11,103	449	8.13	8,120	322	8.00
Loans, net of discount (2)(3)(4)	699,896	17,900	5.14	562,138	14,769	5.30
Total interest-earning assets	1,104,247	22,392	4.08	877,433	18,989	4.36
Cash and due from banks	7,352			3,933
Bank premises and equipment	17,264			12,579
Other assets	57,268			35,788
Total non-interest earning assets	81,884			52,300
Total assets	1,186,131			929,733
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	303,297	468	0.31	231,106	407	0.36
Savings accounts	174,141	93	0.11	112,734	67	0.12
Money market accounts	114,478	257	0.45	94,474	219	0.47
Certificates of deposit	275,925	1,328	0.97	249,866	1,351	1.09
Total interest-bearing deposits	867,841	2,146	0.50	688,180	2,044	0.60
Other borrowed funds	39,500	366	1.86	33,603	347	2.08
Total interest-bearing liabilities	907,341	2,512	0.56	721,783	2,391	0.67
Demand deposits	144,198			97,498
Other liabilities	12,487			8,813
Total non-interest-bearing liabilities	156,685			106,311
Stockholders' equity	122,105			101,639
Total liabilities & stockholders' equity	1,186,131			929,733
Net interest income		19,880			16,598
Net interest spread (5)			3.52%			3.69%
Net interest income as a percentage
of average interest-earning assets			3.62%			3.81%
Ratio of interest-earning assets
to interest-bearing liabilities			122%			122%

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
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

	Analysis of Average Balances and Interest Rates (1)
	Three Months Ended
	June 30, 2016			June 30, 2015
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$		$ %	$		$ %
ASSETS
Short-term investments:
Interest-bearing deposits at banks	31,880	30	0.38	19,879	10	0.19
Total short-term investments	31,880	30	0.38	19,879	10	0.19
Interest bearing time deposits at banks	7,332	34	1.85	5,960	29	1.97
Investment securities:
Taxable	258,197	1,020	1.58	188,736	799	1.69
Tax-exempt (3)	101,428	1,144	4.51	97,443	1,212	4.98
Total investment securities	359,625	2,164	2.41	286,179	2,011	2.87
Loans:
Residential mortgage loans	203,091	2,665	5.28	183,251	2,519	5.51
Construction	9,198	121	5.29	6,912	89	5.15
Commercial & farm loans	376,795	4,865	5.19	285,580	3,730	5.24
Loans to state & political subdivisions	101,348	1,058	4.20	84,776	936	4.43
Other loans	10,975	220	8.07	8,064	160	7.94
Loans, net of discount (2)(3)(4)	701,407	8,929	5.12	568,583	7,434	5.24
Total interest-earning assets	1,100,244	11,157	4.08	880,601	9,484	4.32
Cash and due from banks	7,530			3,988
Bank premises and equipment	17,236			12,611
Other assets	64,904			41,736
Total non-interest earning assets	89,670			58,335
Total assets	1,189,914			938,936
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	310,640	243	0.31	236,864	209	0.35
Savings accounts	173,176	46	0.11	114,764	35	0.12
Money market accounts	113,373	126	0.45	94,609	109	0.46
Certificates of deposit	272,809	657	0.97	250,091	682	1.09
Total interest-bearing deposits	869,998	1,072	0.50	696,328	1,035	0.60
Other borrowed funds	39,369	183	1.87	30,849	172	2.24
Total interest-bearing liabilities	909,367	1,255	0.55	727,177	1,207	0.67
Demand deposits	145,164			100,865
Other liabilities	12,642			8,441
Total non-interest-bearing liabilities	157,806			109,306
Stockholders' equity	122,741			102,453
Total liabilities & stockholders' equity	1,189,914			938,936
Net interest income		9,902			8,277
Net interest spread (5)			3.53%			3.65%
Net interest income as a percentage
of average interest-earning assets			3.62%			3.77%
Ratio of interest-earning assets
to interest-bearing liabilities			121%			121%

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company's 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ending June 30, 2016 and 2015 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$1,839	$1,639	$3,705	$3,371
Tax equivalent adjustment	389	411	787	849
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$2,228	$2,050	$4,492	$4,220

Interest and fees on loans (non-tax adjusted)	$8,587	$7,129	$17,183	$14,168
Tax equivalent adjustment	342	305	717	601
Interest and fees on loans (tax equivalent basis)	$8,929	$7,434	$17,900	$14,769

Total interest income	$10,426	$8,768	$20,888	$17,539
Total interest expense	1,255	1,207	2,512	2,391
Net interest income	9,171	7,561	18,376	15,148
Total tax equivalent adjustment	731	716	1,504	1,450
Net interest income (tax equivalent basis)	$9,902	$8,277	$19,880	$16,598

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended June 30, 2016 vs. 2015 (1)			Six months ended June 30, 2016 vs. 2015 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$7	$13	$20	$26	$27	$53
Interest bearing time deposits at banks	7	(2)	5	14	(2)	12
Investment securities:
Taxable	270	(49)	221	515	(123)	392
Tax-exempt	53	(121)	(68)	21	(206)	(185)
Total investments	323	(170)	153	536	(329)	207
Loans:
Residential mortgage loans	246	(100)	146	494	(214)	280
Construction	29	3	32	125	1	126
Commercial & agricultural loans	1,167	(32)	1,135	2,360	(110)	2,250
Loans to state & political subdivisions	167	(45)	122	437	(89)	348
Other loans	57	3	60	121	6	127
Total loans, net of discount	1,666	(171)	1,495	3,537	(406)	3,131
Total Interest Income	2,003	(330)	1,673	4,113	(710)	3,403
Interest Expense:
Interest-bearing deposits:
NOW accounts	53	(19)	34	102	(41)	61
Savings accounts	15	(4)	11	32	(6)	26
Money Market accounts	20	(3)	17	45	(7)	38
Certificates of deposit	86	(111)	(25)	350	(373)	(23)
Total interest-bearing deposits	174	(137)	37	529	(427)	102
Other borrowed funds	28	(17)	11	46	(27)	19
Total interest expense	202	(154)	48	575	(454)	121
Net interest income	$1,801	$(176)	$1,625	$3,538	$(256)	$3,282

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $16,598,000 for the six month period ended June 30, 2015 to $19,880,000 for the six month period ended June 30, 2016, an increase of $3,282,000. The tax equivalent net interest margin decreased from 3.81% for the first six months of 2015 to 3.62% for the comparable period in 2016.
Total tax equivalent interest income for the 2016 six month period increased $3,403,000 as compared to the 2015 six month period. This increase was primarily a result of an increase of $4,113,000 due to a change in volume as interest bearing assets increased $226.8 million. This increase was offset by a decrease of $710,000 as a result of a decrease in the average yield on interest earning assets of 28 basis points from 4.36% to 4.08% for the comparable periods. The Bank was able to add a significant amount of interest earning assets as a result the acquisition of FNB; however, these assets are priced at lower rates. In addition to the acquisition of FNB, the Company was able to grow loans in its historical markets during 2015 and 2016 and has experienced loan demand in its central Pennsylvania office, which contributed to the volume increase experienced in interest bearing assets.

Tax equivalent investment income for the six months ended June 30, 2016 increased $207,000 over the same period last year. The primary cause of the increase was an increase in the average outstanding balance of taxable securities.
•
The average balance of taxable securities increased by $68.2 million which resulted in an increase in investment income of $515,000. The increase in the average balance of taxable securities was due to the acquisition of FNB and purchases made to utilize some of the excess liquidity acquired as part of the acquisition. The yield on taxable securities decreased 14 basis points from 1.69% to 1.55% as a result of purchases made in this low rate environment, which included securities acquired as part of the FNB acquisition.

•
The yield on tax-exempt securities decreased 41 basis points from 5.00% to 4.59%, which corresponds to a decrease in interest income of $206,000. The yield decrease was due to the amount of purchases we made in the current low interest rate environment. For a discussion of the Company's current investment strategy, see the "Financial Condition – Investments". Offsetting this decrease in yield, the average balance of tax-exempt securities increased $841,000 resulting in an increase in investment income of $21,000.

The purchase of tax-exempt securities, along with municipal loans and investment tax credits, allows us to manage and reduce our effective tax rate as well as increase the overall after-tax yield on our interest earning assets.
Total loan interest income increased $3,131,000 for the six months ended June 30, 2016 compared to the same period last year, primarily as a result of the acquisition of FNB and loan growth that occurred in 2015 and 2016 in our historical markets and the new central Pennsylvania market.
•
The average balance of commercial and agricultural loans increased $90.2 million from a year ago. This had a positive impact of $2,360,000 on total interest income due to volume, which was offset by a decrease of $110,000 due to rate, as the yield earned decreased from 5.30% to 5.22% due to the continued low rate environment and the assets acquired as part of the FNB acquisition, which have a lower yield than our historical portfolio.

•
The average balance of state and political subdivision loans increased $20.7 million from a year ago as a result of the FNB acquisition. This had a positive impact of $437,000 on total interest income due to volume. Offsetting this increase, the yield decreased 23 basis points to 4.27%, which decreased loan interest income $89,000.

•
Interest income on residential mortgage loans increased $280,000. The average balance of residential loans increased $19.0 million from a year ago due to the FNB acquisition. This resulted in an increase in loan interest income of $494,000. Offsetting the increase, the yield earned on residential loans decreased 26 basis points compared to 2015, which corresponds to a decrease in interest income of $214,000.

Total interest expense increased $121,000 for the six months ended June 30, 2016 compared with last year primarily as a result of an increase in deposits associated with the acquisition of FNB. Interest expense increased $575,000 as a result of volume as the average balance of interest bearing liabilities increased $185.6 million. Offsetting this increase was a decrease of $454,000 due to rate as a result of a decrease in the average rate paid from 0.67% to 0.56%. The low interest rate environment prompted by the Federal Reserve had the effect of decreasing our rates paid on certificates of deposit. While the Company's rates on deposit products are below its historical averages, we believe they are competitive with rates paid by other institutions in the marketplace.
•
The average balance of interest bearing deposits increased $179.7 million from June 30, 2015 to June 30, 2016. Increases were experienced in NOW accounts of $72.2 million, savings accounts of $61.4 million, money market accounts of $20.0 million and certificates of deposit of $26.1 million. The cumulative effect of these increases was an increase in interest expense of $529,000, which was primarily driven by the FNB acquisition. (see also "Financial Condition – Deposits").

•	There was a decrease in the average rate on certificates of deposit from 1.09% to 0.97% resulting in a decrease in interest expense of $373,000.
Tax equivalent net interest income for the three months ended June 30, 2016 was $9,902,000 which compares to $8,277,000 for the same period last year.  This represents an increase of $1,625,000 or 19.6%. The tax equivalent net interest margin decreased from 3.77% for the three months ended June 30, 2015 to 3.62% for the comparable period in 2016.
Total tax equivalent interest income was $11,157,000 for the three month period ended June 30, 2016, compared to $9,484,000 for the comparable period last year, an increase of $1,673,000. This primary driver of this increase was an increase of $2,003,000 due to a change in volume as interest bearing assets increased $219.6 million as a result of the FNB acquisition and growth in the north central and central Pennsylvania markets. . This increase was offset by a decrease of $330,000 as a result of a decrease in the average yield on interest earning assets of 24 basis points from 4.32% to 4.08% for the comparable periods.
•
Total investment income increased by $153,000 compared to same period last year.  The primary cause of the increase was an increase of $69.5 million in the average outstanding balance of taxable securities, which equates to an increase of $270,000. Offsetting this increase, there was a 47 point decrease in rate on tax exempt investments from 4.98% to 4.51%, which equates to a $121,000 decrease in income.

•
Total loan interest income increased $1,495,000 compared to the same period last year. This was primarily due to an increase in volume of $132.8 million, which corresponds to a $1,666,000 increase in interest income. This was offset by a decrease in rate of 12 points from 5.24% to 5.12%, which corresponds to a decrease in loan interest income of $171,000.

Total interest expense increased $48,000 for the three months ended June 30, 2016 compared with last year as a result of the increase in the average balance of interest bearing liabilities of $182.2 million, accounting for a $202,000 increase in interest expense. The average rate on interest-bearing liabilities decreased 12 basis points from 0.67% to 0.55%, which reduced interest expense $154,000.

Provision for Loan Losses

For the six month period ending June 30, 2016, we recorded a provision for loan losses of $270,000, which represents an increase of $30,000 from the $240,000 provision recorded in the corresponding six months of last year. The provision was higher in 2016 than 2015 due to the increase in past due loans, special mention loans and substandard loans. see "Financial Condition – Allowance for Loan Losses and Credit Quality Risk").

For the three months ending June 30, 2016, we recorded a provision of $135,000 compared to $120,000 in 2015.

Non-interest Income

The following table shows the breakdown of non-interest income for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six months ended June 30,		Change
	2016	2015	Amount	%
Service charges	$2,230	$2,004	$226	11.3
Trust	378	374	4	1.1
Brokerage and insurance	367	382	(15)	(3.9)
Gains on loans sold	116	98	18	18.4
Investment securities gains, net	155	301	(146)	(48.5)
Earnings on bank owned life insurance	342	306	36	11.8
Other	311	218	93	42.7
Total	$3,899	$3,683	$216	5.9

	Three months ended June 30,		Change
	2016	2015	Amount	%
Service charges	$1,128	$1,028	$100	9.7
Trust	182	180	2	1.1
Brokerage and insurance	158	255	(97)	(38.0)
Gains on loans sold	70	60	10	16.7
Investment securities gains, net	128	175	(47)	(26.9)
Earnings on bank owned life insurance	172	154	18	11.7
Other	145	103	42	40.8
Total	$1,983	$1,955	$28	1.4

Non-interest income for the six months ended June 30, 2016 totaled $3,899,000, an increase of $216,000 when compared to the same period in 2015. During the first six months of 2016, net investment securities gains amounted to $155,000 compared to gains of $301,000 last year. We sold two US treasury securities and one agency security for gains totaling $27,000 and $48,000, respectively, as a result of interest rates at the time of the sale. We also sold four municipal securities for gains totaling $80,000. In 2015, we sold three agency securities for gains totaling $100,000, one mortgage backed security in government sponsored entities for a gain of $37,000, seven municipal bonds for gains totaling $99,000, a financial institution equity holding for a gain of $76,000 and a US Treasury note for a loss of $11,000 due to market conditions.

For the first six months of 2016, account service charges totaled $2,230,000, an increase of $226,000 or 11.3%, when compared to the same period in 2015. The increase was associated with a $41,000 increase attributable to fees charged to customers for non-sufficient funds, an $159,000 increase in interchange revenue and a $26,000 increase in ATM income. Each of these increases was primarily attributable to the acquisition of FNB. The increase in earnings on bank owned life insurance of $36,000 is due to additional insurance obtained as part of the FNB acquisition. The increase in other income is attributable to the acquisition and includes increases in safe deposit rents and loan servicing fees.

For the three month period ended June 30, 2016, the changes experienced from the prior year related to service charges, earnings on bank owned life insurance and other income correspond to the changes experienced for the six month period, which was the result of the acquisition. The decrease in brokerage and insurance revenues of $97,000 was due to sales to a new customer in the second quarter of 2015.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six months ended
	June 30,		Change
	2016	2015	Amount	%
Salaries and employee benefits	$7,782	$6,049	$1,733	28.6
Occupancy	900	717	183	25.5
Furniture and equipment	328	215	113	52.6
Professional fees	553	412	141	34.2
FDIC insurance	317	232	85	36.6
Pennsylvania shares tax	390	401	(11)	(2.7)
Amortization of intangibles	164	-	164	NA
ORE expenses	305	358	(53)	(14.8)
Other	3,474	2,379	1,095	46.0
Total	$14,213	$10,763	$3,450	32.1

	Three months ended
	June 30,		Change
	2016	2015	Amount	%
Salaries and employee benefits	$3,900	$2,993	$907	30.3
Occupancy	455	348	107	30.7
Furniture and equipment	171	87	84	96.6
Professional fees	266	180	86	47.8
FDIC insurance	160	116	44	37.9
Pennsylvania shares tax	240	200	40	20.0
Amortization of intangibles	82	-	82	NA
ORE expenses	212	357	(145)	(40.6)
Other	1,815	1,147	668	58.2
Total	$7,301	$5,428	$1,873	34.5

Non-interest expenses increased $3,450,000 for the six months ended June 30, 2016 compared to the same period in 2015, with the primary driver being the acquisition of FNB, which resulted in the Bank acquiring seven new branches and the associated employee base. Salaries and employee benefits increased $1,733,000 or 28.6%. Merit increases effective at the beginning of 2016 and an increase in full time equivalent employees of 56.3 as a result of the acquisition and the hiring of the agricultural loan team accounted for an increase in salaries and employee benefits of approximately $1,324,000. Health insurance related expenses increased $223,000 as a result of covering additional employees obtained as part of the acquisition. Retirement and profit sharing plan expenses, which include pension plans, profit sharing, SERP and salary continuation plans increased $181,000 in 2016 compared to the 2015 six month period.  A second agricultural team was hired July 1, 2016 to service the Lebanon and Lancaster County markets.

The primary cause of the increases in occupancy and furniture and fixtures is due to the acquisition of FNB. The increase in other expenses was driven primarily by three items. The first was a general expense increase due to the acquisition of FNB and its seven branches. The second was an increase in contributions of $100,000 made as part of the Pennsylvania Educational Improvement Tax Credit Program. The contribution was to be made in the fourth quarter of 2015, but due to the Pennsylvania budget impasse, the contribution was delayed until the first quarter of 2016. The final increase of $350,000 was associated with charges as a result of customers' accounts being compromised and experiencing fraudulent charges. The increase in professional fees is associated with legal fees as the Company looks to exit certain contracts and has closed a branch in 2016 and consulting fees associated with system upgrades, which include the issuances of new debit cards, which will occur in the third quarter of 2016, that include additional security features, which we anticipate will reduce our fraudulent card experience.

For the three months ended, June 30, 2016, non-interest expenses increased $1,873,000 when compared to the same period in 2015. The increases for the quarter are consistent with the increases for the six month period and are primarily driven by the acquisition of FNB.

Provision for Income Taxes

The provision for income taxes was $1,478,000 for the six month period ended June 30, 2016 compared to $1,519,000 for the same period in 2015.  The decrease is attributable to the decrease in income before the provision for income taxes and an increase in tax-exempt income as a proportion of total interest income. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 19.0% and 19.4% for the first six months of 2016 and 2015, respectively, compared to the statutory rate of 34%.

For the three months ended June 30, 2016, the provision for income taxes was $687,000 compared to $779,000 for the same period in 2015. The decrease is attributable to the decrease in income before the provision for income taxes of $250,000. Our effective tax rate was 18.5% and 19.6% for the three months ended June 30, 2016 and 2015, respectively, compared to the statutory rate of 34%.

We have invested in four limited partnership agreements that established low-income housing projects in our market areas. We anticipate recognizing an aggregate of $945,000 of tax credits over the next 6.5 years, with an additional $99,000 anticipated to be recognized during 2016.

Financial Condition

Total assets were $1.180 billion at June 30, 2016, an increase of $16.5 million, or 1.4% from $1.163 billion at December 31, 2015.  Cash and cash equivalents increased $2.4 million to $26.8 million. Investment securities increased $1.2 million and net loans increased to $701.8 million at June 30, 2016.  Total deposits increased $15.5 million to $1.003 billion since year-end 2015, while borrowed funds decreased $2.8 million to $38.8 million.

Cash and Cash Equivalents
Cash and cash equivalents totaled $26.8 million at June 30, 2016 compared to $24.4 million at December 31, 2015, an increase of $2.4 million. Management actively measures and evaluates its liquidity position through our Asset–Liability Committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank's core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.
Investments

The following table shows the composition of the investment portfolio as of June 30 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016		December 31, 2015
	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$205,819	57.0	$199,591	55.5
U. S. Treasury notes	5,053	1.4	10,082	2.8
Obligations of state & political
subdivisions	104,472	28.9	102,863	28.6
Corporate obligations	11,480	3.2	14,565	4.0
Mortgage-backed securities in
government sponsored entities	31,606	8.8	30,204	8.4
Equity securities in financial
institutions	2,514	0.7	2,432	0.7
Total	$360,944	100.0	$359,737	100.0

	June 30, 2016/
	December 31, 2015
	Change
	Amount	%
Available-for-sale:
U. S. Agency securities	$6,228	3.1
U. S. Treasury notes	(5,029)	(49.9)
Obligations of state & political
subdivisions	1,609	1.6
Corporate obligations	(3,085)	(21.2)
Mortgage-backed securities in
government sponsored entities	1,402	4.6
Equity securities in financial
institutions	82	3.4
Total	$1,207	0.3

Our investment portfolio increased by $1.2 million, or 0.3%, from December 31, 2015 to June 30, 2016.  During 2016, we purchased approximately $18.6 million of U.S. agency obligations, $9.8 million of state and local obligations and $4.1 million of the mortgage backed securities in government sponsored entities, which helped offset the $2.9 million of principal repayments and $18.7 million of calls and maturities that occurred during the six month period. We also sold $12.1 million of various securities at a gain of $155,000. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the six month period ended June 30, 2016 yielded 2.39%, compared to 2.81% in the comparable period in 2015 on a tax equivalent basis.

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

Loans

The following table shows the composition of the loan portfolio as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30,		December 31,
	2016		2015
	Amount	%	Amount	%
Real estate:
Residential	$203,980	28.8	$203,407	29.3
Commercial	246,895	34.8	237,542	34.2
Agricultural	62,392	8.8	57,822	8.3
Construction	10,481	1.5	15,011	2.2
Consumer	11,439	1.6	11,543	1.7
Other commercial and agricultural loans	74,089	10.4	71,206	10.2
State & political subdivision loans	99,839	14.1	98,500	14.1
Total loans	709,115	100.0	695,031	100.0
Less allowance for loan losses	7,359		7,106
Net loans	$701,756		$687,925

	June 30, 2016/
	December 31, 2015
	Change
	Amount	%
Real estate:
Residential	$573	0.3
Commercial	9,353	3.9
Agricultural	4,570	7.9
Construction	(4,530)	(30.2)
Consumer	(104)	(0.9)
Other commercial and agricultural loans	2,883	4.0
State & political subdivision loans	1,339	1.4
Total loans	$14,084	2.0

The Bank's lending efforts have historically focused on north central Pennsylvania and southern New York. With the acquisition of FNB, this focus now includes opportunities in the Lebanon, Lancaster, Schuylkill and Berks County markets of south central, Pennsylvania. In addition, in 2016, we opened an office in Winfield Pennsylvania that focuses on agricultural customers in central Pennsylvania. We have also received regulatory approval in the third quarter of 2016 to establish a branch in Mount Joy, Pennsylvania. We originate loans primarily through direct loans to our existing customer base, with new customers generated by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank's website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors.

During the first six months of 2016, the primary driver of growth in the loan portfolio was in commercial and agricultural interests and was primarily driven by the agricultural team hired for the Winfield location. The increase in state and political subdivision loans is due to us working closely with local municipalities and school districts to meet their needs that otherwise would be provided by the municipal bond market. We look at commercial relationships as a way to grow our loan portfolio and obtain deposits from farmers, small businesses and municipalities throughout our market area, and the addition of the central Pennsylvania agricultural team has resulted in an increase in demand for agricultural loans that will be recorded in the third and fourth quarters. Commercial loan demand is subject to significant competitive pressures, the yield curve, and the strength of the overall national, regional and local economies.
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
Residential real estate loans increased $573,000 during the first six months of 2016. Loan demand for conforming mortgages, which the Company typically sells on the secondary market has increased in 2016 when compared to 2015, some of which is attributable to the acquisition of FNB. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.  Management continues to build technologies which make it easier and more efficient for customers to choose the Company for their mortgage needs.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which in management's judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the six months ended June 30, 2016 and for the years ended December 31, 2015, 2014, 2013 and 2012 (dollars in thousands):

	June 30,	December 31,
	2016	2015	2014	2013	2012
Balance
at beginning of period	$7,106	$6,815	$7,098	$6,784	$6,487
Charge-offs:
Real estate:
Residential	43	66	97	17	95
Commercial	-	84	516	62	2
Agricultural	-	-	-	-	-
Consumer	38	47	47	54	54
Other commercial and agricultural loans	18	41	250	1	21
Total loans charged-off	99	238	910	134	172
Recoveries:
Real estate:
Residential	-	-	-	5	-
Commercial	8	14	15	5	9
Agricultural	-	-	-	-	-
Consumer	68	33	27	33	33
Other commercial and agricultural loans	6	2	-	-	7
Total loans recovered	82	49	42	43	49

Net loans charged-off	17	189	868	91	123
Provision charged to expense	270	480	585	405	420
Balance at end of year	$7,359	$7,106	$6,815	$7,098	$6,784

Loans outstanding at end of period	$709,115	$695,031	$554,105	$540,612	$502,463
Average loans outstanding, net	$699,896	$577,992	$540,541	$516,748	$496,822
Non-performing assets:
Non-accruing loans	$10,206	$6,531	$6,599	$8,097	$8,067
Accrual loans - 90 days or more past due	1,104	623	836	697	506
Total non-performing loans	$11,310	$7,154	$7,435	$8,794	$8,573
Foreclosed assets held for sale	1,558	1,354	1,792	1,360	616
Total non-performing assets	$12,868	$8,508	$9,227	$10,154	$9,189

Annualized net charge-offs to average loans	0.00%	0.03%	0.16%	0.02%	0.02%
Allowance to total loans	1.04%	1.02%	1.23%	1.31%	1.35%
Allowance to total non-performing loans	65.07%	99.33%	91.66%	80.71%	79.13%
Non-performing loans as a percent of loans
net of unearned income	1.59%	1.03%	1.34%	1.63%	1.71%
Non-performing assets as a percent of loans
net of unearned income	1.81%	1.22%	1.67%	1.88%	1.83%

Management believes it uses the best information available when estimating the allowance for loan losses and that the allowance for loan losses is adequate as of June 30, 2016.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank's allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The balance in the allowance for loan losses was $7,359,000 or 1.04% of total loans as of June 30, 2016 as compared to $7,106,000 or 1.02% of loans as of December 31, 2015. The decrease as a percent of loans compared to year end 2014, 2013 and 2012 is attributable to the increase in loans as part of the acquisition of FNB and the associated purchase accounting adjustments that were applied to the FNB loan portfolio.  The $253,000 increase is a result of a $270,000 provision for the first six months and net charge-offs of loans of $17,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category as of June 30, 2016 and December 31, 2015, 2014, 2013 and 2012 (dollars in thousands):

	June 30,			December 31
	2016			2015			2014			2013			2012
	Amount	%		Amount	%		Amount	%		Amount	%		Amount	%
Real estate loans:
Residential	$990	28.8		$905	29.3		$878	33.5		$946	34.6		$875	35.4
Commercial, agricultural	3,919	43.6		3,785	42.5		3,870	38.9		4,558	39.8		4,437	38.8
Construction	18	1.5		24	2.2		26	1.1		50	1.7		38	2.4
Consumer	104	1.6		102	1.7		84	1.5		105	1.7		119	2.1
Other commercial and agricultural loans	1,564	10.4		1,305	10.2		1,224	10.6		942	10.0		728	9.5
State & political subdivision loans	764	14.1		593	14.1		545	14.4		330	12.2		271	11.8
Unallocated	-	N/	A	392	N/	A	188	N/	A	167	N/	A	316	N/	A
Total allowance for loan losses	$7,359	100.0		$7,106	100.0		$6,815	100.0		$7,098	100.0		$6,784	100.0

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank's allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate total 43.6% of the loan portfolio, 53.3% of the allowance is assigned to this segment of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions.

The following table identifies amounts of loans contractually past due 30 to 89 days and non-performing loans by loan category, as well as the change from December 31, 2015 to June 30, 2016 in non-performing loans(dollars in thousands). Non-performing loans include accruing loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	June 30, 2016				December 31, 2015
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days				30 - 89 Days
	Past Due	90 Days Past	Non-	Total Non-	Past Due	90 Days Past	Non-	Total Non-
(in thousands)	Accruing	Due Accruing	accrual	Performing	Accruing	Due Accruing	accrual	Performing
Real estate:
Residential	$1,817	$219	$1,385	$1,604	$1,273	$394	$1,008	$1,402
Commercial	1,402	461	4,711	5,172	859	60	4,422	4,482
Agricultural	251	165	29	194	344	-	34	34
Construction	-	-	-	-	-	-	-	-
Consumer	243	9	39	48	262	9	55	64
Other commercial and
agricultural loans	218	250	4,042	4,292	319	160	1,012	1,172
Total nonperforming loans	$3,931	$1,104	$10,206	$11,310	$3,057	$623	$6,531	$7,154

	Change in Non-Performing Loans June 30, 2016/
	December 31, 2015
(in thousands)	Amount	%
Real estate:
Residential	$202	14.4
Commercial	690	15.4
Agricultural	160	470.6
Construction	-	N/	A
Consumer	(16)	(25.0)
Other commercial and
agricultural loans	3,120	266.2
Total nonperforming loans	$4,156	58.1

For the six month period ended June 30, 2016, we recorded a provision for loan losses of $270,000, which compares to $240,000 for the same time period in 2015. Non-performing loans increased $4.2 million or 58.1%, from December 31, 2015 to June 30, 2016, primarily due to one commercial relationship with a balance of $3.7 million that was placed on non-accrual status in the second quarter of 2016. Approximately 68.1% of the Bank's non-performing loans at June 30, 2016 are associated with the following four customer relationships:

•
A commercial customer with a total loan relationship of $3.7 million secured by undeveloped land, stone quarries and equipment was on non-accrual status as of June 30, 2016. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer, who provided excavation services and stone for pad construction related to these activities. Management reviewed the collateral and determined that no specific reserve was required as of June 30, 2016.

•
A commercial customer with a total loan relationship of $3.1 million secured by approximately 160 residential properties was on non-accrual status as of June 30, 2016. In the first quarter of 2011, the Company and borrower entered into a forbearance agreement to restructure the debt. In July of 2013, the customer filed for bankruptcy under Chapter 11 and a Trustee was appointed in January of 2014. In 2015, the Trustee decreased the loan payments below what was agreed to in the forbearance agreement. This decrease is currently being litigated in bankruptcy court. As a result of the decrease, the relationship has become more than 90 days past due. In the second quarter of 2016, the Company began the process of appraising the underlying collateral. As of June 30, 2016, approximately 75% of the appraisals ordered have been received. The appraisals received have indicated a slight decrease in collateral values compared to the appraisals ordered for the loan origination, however, the loan is still considered well secured on a loan to value basis. We continue to monitor the bankruptcy proceedings to identify potential changes in the customer's operations and the impact these would have on the loan payments for our loans to the customer and the underlying collateral that supports these loans. As of June 30, 2016, there is no specific reserve for this relationship.

•
A commercial customer with a relationship of approximately $435,000 after a charge-off of $463,000 during the second quarter of 2014, secured by real estate was on non-accrual status as of June 30, 2016. The current economic conditions have significantly impacted the cash flows from the customer's activities. Management reviewed the collateral and in the second quarter of 2014 charged-off of a portion of the balance associated with this customer, which was based on the appraised value of collateral and as a result there is no specific reserve as of June 30, 2016. The customer is currently working with another financial institution to refinance the loan, which is expected to close in the third quarter of 2016.

•
A commercial customer with a relationship of approximately $420,000 secured by vacant real estate and accounts receivable was on non-accrual status as of June 30, 2016. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer, who provided trucking services related to these activities. Management reviewed the collateral and determined that a specific reserve of $197,000 was required as of June 30, 2016.

Management of the Bank believes that the allowance for loan losses is adequate as of June 30, 2016, which is based on the following factors:
•	Two loan relationships comprises 60.6% of the non-performing loan balance, whose debt is well collateralized as of June 30, 2016.
•	Net and gross charge-offs have returned to their low historical rate of .03% in 2015 and have remained low in 2016.
•	Real estate values in the Bank's primary market areas have only decreased slightly with the decrease in the market price for natural gas.

Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of June 30, 2016 and December 31, 2015, the cash surrender value of the life insurance was $25.9 million and $25.5 million, respectively.  The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations.  The amounts recorded as non-interest income totaled $342,000 and $306,000 for the six month periods ended June 30, 2016 and 2015, respectively. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers' credit ratings.
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

Premises and Equipment

Premises and equipment decreased $24,000 to $17.2 million as of June 30, 2016 from December 31, 2015. This occurred primarily as a result of normal depreciation expense recorded in the first six months of 2016.

Deposits

The following table shows the composition of deposits as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30,		December 31,
	2016		2015
	Amount	%	Amount	%
Non-interest-bearing deposits	$142,327	14.2	$150,960	15.3
NOW accounts	299,130	29.8	279,655	28.3
Savings deposits	169,990	16.9	170,277	17.2
Money market deposit accounts	123,146	12.3	105,229	10.7
Certificates of deposit	268,889	26.8	281,910	28.5
Total	$1,003,482	100.0	$988,031	100.0

	June 30, 2016/
	December 31, 2015
	Change
	Amount	%
Non-interest-bearing deposits	$(8,633)	(5.7)
NOW accounts	19,475	7.0
Savings deposits	(287)	(0.2)
Money market deposit accounts	17,917	17.0
Certificates of deposit	(13,021)	(4.6)
Total	$15,451	1.6

Deposits increased $15.5 million since December 31, 2015. The largest driver of this increase was due to deposits from local municipalities, as they increased $42.4 million across various product types. This growth was driven by the Pennsylvania budget impasse for 2015 being resolved during the first quarter of 2016, which resulted in funds flowing to our local school district and municipalities from the Commonwealth. Certificates of deposits decreased $13.0 million in 2016. During 2016 the Company continued to pay historically low rates on certificates of deposits which are less attractive to the Company's customers. Certain customers who typically utilize certificate of deposits as a means of generating income or as a longer term investment option, are moving funds into money market that still paid interest in order to maintain flexibility for potentially rising interest rates. The rates paid on certificates of deposit by the Company remain competitive with rates paid by our competition. As of June 30, 2016, the Bank did not have any outstanding brokered certificates of deposit.

Borrowed Funds

      Borrowed funds decreased $2.8 million during the first six months of 2016. The decrease was the result of repaying $1.6 million of overnight advances from the FHLB Additionally, there was a decrease of approximately $1.2 million in the balances outstanding under repurchase agreements. The Bank's current strategy for borrowings is to consider terms and structures to manage interest rate risk and liquidity in a potential rising interest rate environment. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

In December 2003, the Company formed a special purpose entity, Citizens Financial Statutory Trust I ("the Entity"), to issue $7,500,000 of floating rate obligated mandatory redeemable securities as part of a pooled offering.  The rate is determined quarterly based on the 3 month LIBOR, plus 2.80%.  The Entity may redeem the securities, in whole or in part, at face value at any time.  The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable, which is included within "Borrowed Funds" in the liabilities section of the Company's balance sheet. Under current accounting rules, the Company's minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet.  The Entity is not consolidated as part of the Company's Consolidated Financial Statements.

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

Total stockholders' equity was $124.5 million at June 30, 2016 compared to $119.8 million at December 31, 2015, an increase of $4.7 million or 3.9%.  Excluding accumulated other comprehensive income stockholders' equity increased $2.4 million, or 2.0%. The Company purchased 30,914 shares of treasury stock at a weighted average cost of $47.90 per share. The Company reissued 1,608 shares as part of the dividend reinvestment program at a weighted average cost of $47.40 per share, 3,650 shares as part of the restricted stock program at a weighted average cost of $47.84 per share and 1,016 shares as part of an incentive program at a weighted average cost of $47.65 per share. The Company reissued 372 shares as services awards for Company employees, at a weighted average cost of $47.95 per share. The Company reissued 1,223 shares through the employee stock ownership plan, at a weighted average cost of $48.51. In the first six months of 2016, the Company had net income of $6.3 million and declared cash dividends of $2.8 million, or $0.829 per share, representing a cash dividend payout ratio of 44.0%. We also issued a one percent stock dividend to the Company's shareholders, which had a market value of $1.6 million at its issuance.

All of the Company's investment securities are classified as available-for-sale, making this portion of the Company's balance sheet more sensitive to the changing market value of investments. As a result of changes in the interest rate environment, accumulated other comprehensive income associated with the change in investment securities increased $2.2 million from December 31, 2015.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios  of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2016 and December 31, 2015, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2016 and December 31, 2015, the Company and Bank are categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company and Bank's computed risk‑based capital ratios are as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$117,683	16.16%	$58,248	8.00%	$72,810	10.00%
Bank	$112,026	15.43%	$58,077	8.00%	$72,596	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Company	$109,928	15.10%	$43,686	6.00%	$58,248	8.00%
Bank	$104,450	14.39%	$43,558	6.00%	$58,077	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$102,428	14.07%	$32,765	4.50%	$47,327	6.50%
Bank	$104,450	14.39%	$32,668	4.50%	$47,188	6.50%

Tier 1 Capital (to Average Assets):
Company	$109,928	9.40%	$46,793	4.00%	$58,491	5.00%
Bank	$104,450	8.95%	$46,691	4.00%	$58,364	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$114,886	16.23%	$56,630	8.00%	$70,787	10.00%
Bank	$108,232	15.34%	$56,443	8.00%	$70,554	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Company	$107,612	15.20%	$42,472	6.00%	$56,630	8.00%
Bank	$100,958	14.31%	$42,332	6.00%	$56,443	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$100,112	14.14%	$31,854	4.50%	$46,012	6.50%
Bank	$100,958	14.31%	$31,749	4.50%	$45,860	6.50%

Tier 1 Capital (to Average Assets):
Company	$107,612	11.01%	$39,083	4.00%	$48,854	5.00%
Bank	$100,958	10.35%	$39,006	4.00%	$48,757	5.00%

Off Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Commitments to extend credit	$186,943	$143,134
Standby letters of credit	13,884	13,751
	$200,827	$156,885

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at June 30, 2016 and December 31, 2015 was $12,606,000 and $12,485,000, respectively. The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other significant uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first six months of 2016 were $398,000 compared to $514,000 during the same time period in 2015.

Short-term debt from the FHLB supplements the Bank's availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $310.4 million, of which $16.5 million was outstanding at June 30, 2016. Additionally, we have a Federal funds line totaling $10.0 million from a third party bank at market rates.  This line is not drawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $3.9 million, which also is not drawn upon as of June 30, 2016. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial's primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank's Board of Directors does not exceed the total of:  (i) the Bank's net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At June 30, 2016, Citizens Financial(on an unconsolidated basis) had liquid assets of $3.7 million.

Interest Rate and Market Risk Management

      The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances and the market value risk of assets and liabilities.

      Because of the nature of our operations, we are not subject to foreign currency exchange or commodity price risk and, because we have no trading portfolio, we are not subject to trading risk. Currently, the Company has equity securities that represent only 0.7% of its investment portfolio and, therefore, equity risk is not significant.

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

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company's risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of June 30, 2016 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income

-100 Shock	$35,090	$(757)	(2.11)
Base	35,847	-	-
+100 Shock	35,293	(554)	(1.55)
+200 Shock	34,816	(1,031)	(2.88)
+300 Shock	34,157	(1,690)	(4.71)
+400 Shock	33,400	(2,447)	(6.83)

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

(b) Changes to Internal Control over Financial Reporting

     There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A – Risk Factors

      In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1.A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. At June 30, 2016 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
4/1/16 to 4/30/16	29	$47.00	29	155,610
5/1/16 to 5/31/16	7,271	$47.78	7,271	148,339
6/1/16 to 6/30/16	5,717	$47.65	5,717	142,622
Total	13,017	$47.72	13,017	142,622

(1)
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
101 **
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Cash Flows (unaudited) and (v) related notes (unaudited).

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

Citizens Financial Services, Inc.

August 4, 2016	By:	/s/ Randall E. Black
Randall E. Black
President and Chief Executive Officer (Principal Executive Officer)

August 4, 2016	By:	/s/ Mickey L. Jones
Mickey L. Jones
Chief Financial Officer (Principal Accounting Officer)