Form 10-K
period 2016-12-31
CITIZENS FINANCIAL SERVICES INC
filed 2017-03-09
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

■  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2016

or

□  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-13222

CITIZENS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	23-2265045
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
15 South Main Street, Mansfield, Pennsylvania	16933
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code	(570) 662-2121

Securities registered pursuant to Section 12(b) of the Act:	None

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
                ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
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
    □  Yes     ■  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $151,208,703 as of June 30, 2016.

As of February 23, 2017, there were 3,323,997 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference to the Registrant's Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders.

Citizens Financial Services, Inc. Form 10-K INDEX
Page
PART I
ITEM 1 – BUSINESS	1 – 10
ITEM 1A – RISK FACTORS	10 – 16
ITEM 1B – UNRESOLVED STAFF COMMENTS	16
ITEM 2 – PROPERTIES	16
ITEM 3 – LEGAL PROCEEDINGS	17
ITEM 4 – MINE SAFETY DISCLOSURES	17
PART II
ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	18 – 19
ITEM 6 – SELECTED FINANCIAL DATA	20
ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21 – 52
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	52
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	53 – 112
ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	113
ITEM 9A – CONTROLS AND PROCEDURES	113
ITEM 9B– OTHER INFORMATION	113
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	114
ITEM 11 – EXECUTIVE COMPENSATION	114
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	114 – 115
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	115
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES	115
PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	116 – 118
ITEM 16 – FORM 10-K SUMMARY	118

SIGNATURES	119

PART I

ITEM 1 – BUSINESS.
CITIZENS FINANCIAL SERVICES, INC.
Citizens Financial Services, Inc. (the "Company"), a Pennsylvania corporation, was incorporated on April 30, 1984 to be the holding company for First Citizens Community Bank (the "Bank"), a Pennsylvania-chartered bank and trust company. The Company is primarily engaged in the ownership and management of the Bank and the Bank's wholly-owned insurance agency subsidiary, First Citizens Insurance Agency, Inc. On December 11, 2015, the Company completed the acquisition of The First National Bank of Fredericksburg ("FNB") by merging FNB into the Bank, with the Bank as the resulting institution.
AVAILABLE INFORMATION
A copy of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current events reports on Form 8-K, and amendments to these reports, filed or furnished pursuant to Section 13(a) or 15(d)  of the Securities Exchange Act of 1934, as amended, are made available free of charge through the Company's web site at www.firstcitizensbank.com as soon as reasonably practicable after such reports are filed with or furnished to  the Securities and Exchange Commission. Information on our website shall not be considered as incorporated by reference into this Form 10-K.
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
The Bank's main office is located at 15 South Main Street, Mansfield (Tioga County), Pennsylvania.  The Bank's primary market area consists of the Pennsylvania Counties of Bradford, Clinton, Potter and Tioga in north central Pennsylvania.  It also includes Allegany, Steuben, Chemung and Tioga Counties in Southern New York.  With the completion of the FNB acquisition, the Bank added seven additional banking offices in south central Pennsylvania; four offices in Lebanon County, two offices in Schuylkill County, and one office in Berks County. During 2016, the Bank opened a full service branch in Lancaster County, Pennsylvania and a limited branch office in Union County, Pennsylvania. The economy of the Bank's market areas are diversified and include manufacturing industries, wholesale and retail trade, service industries, agricultural and the production of natural resources of gas and timber.  We are dependent geographically upon the economic conditions in north central, central and south central Pennsylvania, as well as the southern tier of New York.  In addition to the main office in Mansfield, the Bank operates 24 full service offices and one limited branch office in its market areas.
As of December 31, 2016, the Bank had 226 full time employees and 44 part-time employees, resulting in 254 full time equivalent employees at our corporate offices and other banking locations.
COMPETITION
The banking industry in the Bank's service area is intensely competitive, both among commercial banks and with financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies, credit unions, mortgage banking firms, financial companies, financial affiliates of industrial companies, internet entities, and government sponsored agencies, such as Freddie Mac and Fannie Mae, provide additional competition for loans and other financial services.  There has been an increase in competitive pressures as entities continue to seek loan growth. Additionally, north central Pennsylvania has benefited from additional wealth resulting from the exploration for natural gas in our primary market.  This has resulted in increased competition from brokerage firms and retirement fund management firms.  The Bank is generally competitive with all competing financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Additional information related to our business and competition is included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

SUPERVISION AND REGULATION

GENERAL

The Bank is subject to extensive regulation, examination and supervision by the Pennsylvania Department of Banking ("PDB") and, as a member of the Federal Reserve System, by the Board of Governors of the Federal Reserve System (the "FRB").  Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, terms of deposit accounts, loans a bank makes, the interest rates a bank charges and collateral a bank takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches.  The Company is registered as a bank holding company and is subject to supervision and regulation by the FRB under the Bank Holding Company Act of 1956, as amended (the "BHCA").

PENNSYLVANIA BANKING LAWS

The Pennsylvania Banking Code ("Banking Code") contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rule-making power and administrative discretion to the PDB so that the supervision and regulation of state chartered banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.
Pennsylvania law also provides Pennsylvania state chartered institutions elective parity with the power of national banks, federal thrifts, and state-chartered institutions in other states as authorized by the FDIC, subject to a required notice to the PDB. The Federal Deposit Insurance Corporation Act ("FDIA"), however, prohibits state chartered banks from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the FDIC determines the activity or investment does not pose a significant risk of loss to the Deposit Insurance Fund and (2) the bank meets all applicable capital requirements. Accordingly, the additional operating authority provided to the Bank by the Banking Code is restricted by the FDIA.
In April 2008, banking regulators in the States of New Jersey, New York, and Pennsylvania entered into a Memorandum of Understanding (the "Interstate MOU") to clarify their respective roles, as home and host state regulators, regarding interstate branching activity on a regional basis pursuant to the Riegle-Neal Amendments Act of 1997. The Interstate MOU establishes the regulatory responsibilities of the respective state banking regulators regarding bank regulatory examinations and is intended to reduce the regulatory burden on state chartered banks branching within the region by eliminating duplicative host state compliance exams.  Under the Interstate MOU, the activities of branches we established in New York would be governed by Pennsylvania state law to the same extent that federal law governs the activities of the branch of an out-of-state national bank in such host states. Issues regarding whether a particular host state law is preempted are to be determined in the first instance by the PDB. In the event that the PDB and the applicable host state regulator disagree regarding whether a particular host state law is pre-empted, the PDB and the applicable host state regulator would use their reasonable best efforts to consider all points of view and to resolve the disagreement.

COMMUNITY REINVESTMENT ACT
The Community Reinvestment Act, ("CRA"), as implemented by FRB regulations, provides that the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  The CRA requires the FRB, in connection with its examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain corporate applications by such institution, such as mergers and branching.  The Bank's most recent rating was "Satisfactory."  Various consumer laws and regulations also affect the operations of the Bank.  In addition to the impact of regulation, commercial banks are affected significantly by the actions of the FRB as it attempts to control the money supply and credit availability in order to influence the economy.
THE DODD-FRANK ACT
The Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act") has significantly changed the current bank regulatory structure and will affect it into the immediate future the lending and investment activities and general operations of depository institutions and their holding companies.
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
 The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with extensive powers to implement and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks, among other things, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. However, institutions of less than $10 billion in assets, such as the Bank, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.
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

Under provisions of the Dodd-Frank Act referred to as the "Volcker Rule" certain limitations are placed on the ability of bank holding companies and their affiliates to engage in sponsoring, investing in and transacting with certain investment funds, including hedge funds and private equity funds (collectively "covered funds"). The Volcker Rule also places restrictions on proprietary trading, which could impact certain hedging activities. The Volcker Rule became fully effective in July 2015. We do not expect this rule to have a material impact on the Company.
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
        The capital standards require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6.0% and 8.0%, respectively, and a leverage ratio of at least 4% of Tier 1 capital.  Common equity Tier 1 capital is generally defined as common stockholders' equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and Additional Tier 1 capital.  Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus Additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income ("AOCI"), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  The Company has exercised the AOCI opt-out option and therefore AOCI is not incorporated into common equity Tier 1 capital.  Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
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
        In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions by the institution and certain discretionary bonus payments to management if an institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

        The FRB has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular risks or circumstances.
        As of December 31, 2016, we met all applicable capital adequacy requirements.
PROMPT CORRECTIVE ACTION RULES
        Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions.  The law requires that certain supervisory actions be taken against undercapitalized institutions, the severity of which depends on the degree of undercapitalization.  The FRB has adopted regulations to implement the prompt corrective action legislation as to state member banks.  The regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015.  An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater.  An institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater.  An institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%.  An institution is deemed to be "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%.  An institution is considered to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.
        Subject to a narrow exception, a receiver or conservator must be appointed for an institution that is "critically undercapitalized" within specified time frames.  The regulations also provide that a capital restoration plan must be filed with the FRB within 45 days of the date an institution is deemed to have received notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the capital restoration plan must be guaranteed by any parent holding company up to the lesser of 5% of the depository institution's total assets when it was deemed to be undercapitalized or the amount necessary to achieve compliance with applicable capital requirements.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  The FRB could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.  Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.
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
Under Pennsylvania law, the Bank may only declare and pay dividends from its accumulated net earnings.  In addition, the Bank may not declare and pay dividends from the surplus funds that Pennsylvania law requires that it maintain.  Under these policies and subject to the restrictions applicable to the Bank, the Bank could have declared, during 2016, without prior regulatory approval, aggregate dividends of approximately $6.3 million, plus net profits earned to the date of such dividend declaration.
BANK SECRECY ACT
Under the Bank Secrecy Act (BSA), banks and other financial institutions are required to retain records to assure that the details of financial transactions can be traced if investigators need to do so.  Banks are also required to report most cash transactions in amounts exceeding $10,000 made by or on behalf of their customers.  Failure to meet BSA requirements may expose the Bank to statutory penalties, and a negative compliance record may affect the willingness of regulating authorities to approve certain actions by the Bank requiring regulatory approval, including acquisition and opening new branches.
INSURANCE OF DEPOSIT ACCOUNTS
The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund (DIF) of the FDIC.  Under the FDIC's risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments.  An institution's assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations.  Until recently, assessment rates ranged from seven to 77.5 basis points of assessable deposits.
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
FEDERAL RESERVE SYSTEM
Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily NOW and regular checking accounts). For 2017, the Bank is required to maintain average daily reserves equal to 3% on aggregate transaction accounts of up to and including $115.1 million, plus 10% on the remainder, and the first $15.5 million of otherwise reservable balances will be exempt. These reserve requirements are subject to annual adjustment by the FRB.  The Bank is in compliance with the foregoing requirements.
PROHIBITIONS AGAINST TYPING ARRANGEMENTS
State-chartered banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.
OTHER REGULATIONS
Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.  The Bank's operations are also subject to federal and state laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•	Truth in Savings Act; and
•	Rules and regulations of the various federal and state agencies charged with the responsibility of implementing such laws.

The Bank's operations also are subject to the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
Check Clearing for the 21st Century Act (also known as "Check 21"), which gives "substitute checks," such as digital check images and copies made from that image, the same legal standing as the original paper check;

•
The USA PATRIOT Act, which requires banks operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution's privacy policy and provide such customers the opportunity to "opt out" of the sharing of certain personal financial information with unaffiliated third parties.

HOLDING COMPANY REGULATION
The Company, as a bank holding company, is subject to examination, supervision, regulation, and periodic reporting under the BHCA, as administered by the FRB.  The Company is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company.  Prior FRB approval is also required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company.
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
A bank holding company that meets specified conditions, including that its depository institutions subsidiaries are "well capitalized" and "well managed," can opt to become a "financial holding company." A "financial holding company" may engage in a broader array of financial activities than permitted a typical bank holding company.  Such activities can include insurance underwriting and investment banking.  The Company does not anticipate opting for "financial holding company" status at this time.
The Company is subject to the FRB's consolidated capital adequacy guidelines for bank holding companies.  Traditionally, those guidelines have been structured similarly to the regulatory capital requirements for the subsidiary depository institutions, but were somewhat more lenient.  For example, the holding company capital requirements allowed inclusion of certain instruments in Tier 1 capital that are not includable at the institution level.  As previously noted, the Dodd-Frank Act requires that the guidelines be amended so that they are at least as stringent as those required for the subsidiary depository institutions.  See  "—The Dodd-Frank Act."
A bank holding company is generally required to give the FRB prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company's consolidated net worth.  The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB.  The FRB has adopted an exception to that approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The FRB has issued a policy statement regarding the payment of dividends by bank holding companies.  In general, the FRB's policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization's capital needs, asset quality and overall financial condition.  The FRB's policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by using available resources to provide capital funds during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary.  The Dodd-Frank Act codified the source of strength policy and requires the promulgation of implementing regulations.  Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.  These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.
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
ACQUISITION OF THE HOLDING COMPANY
Under the Federal Change in Bank Control Act (the "CIBCA"), a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's shares of outstanding common stock, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the FRB generally has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by the Company and the Bank, and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain "control" of the Company within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25% or more of any class of voting securities of the Company or the ability to control in any manner the election of a majority of the Company's directors. An existing bank holding company would be required to obtain the FRB's prior approval under the BHCA before acquiring more than 5% of the Company's voting stock.
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

In view of the changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities including the Federal Reserve System, no prediction can be made as to possible changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Company and the Bank.   Additional information is included under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing in this Annual Report on Form 10-K.

ITEM 1A – RISK FACTORS.
Changing interest rates may decrease our earnings and asset values.
Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings.  Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding.  Changes in interest rates—up or down—could adversely affect our net interest margin and, as a result, our net interest income.  Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract.  Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates.  As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our net interest margin to contract until the asset yields catch up.   Changes in the slope of the "yield curve"—or the spread between short-term and long-term interest rates—could also reduce our net interest margin.  Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates.  Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets.
Changes in interest rates also affect the value of the Bank's interest-earning assets, and in particular the Bank's securities portfolio.  Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates.  Unrealized gains and losses on securities available for sale are reported as a separate component of shareholder equity, net of tax.  Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on shareholders' equity.
Local economic conditions are impacted by the exploration and drilling activities for natural gas in the in the Marcellus and Utica Shale formations.
Our north central Pennsylvania market area is predominately centered in the Marcellus and Utica Shale natural gas exploration and drilling area, and as a result, the economy in north central Pennsylvania is influenced by the natural gas industry.  Loan demand, deposit levels and the market value of local real estate are impacted by this activity.  While the Company does not lend to the various entities directly engaged in exploration, drilling or production activities, many of our customers provide transportation and other services and products that support natural gas exploration and production activities.  Therefore, our customers are impacted by changes in the market price for natural gas, as a significant downturn in this industry could impact the ability of our borrowers to repay their loans in accordance with their terms.  Additionally, exploration and drilling activities may be affected by federal, state and local laws and regulations such as restrictions on production, permitting, changes in taxes and environmental protection.  Regulatory and market pricing of natural gas could also impact and/or reduce demand for loans and deposit levels or loan collateral values. These factors could have a material adverse effect on our business, prospects, financial condition and results of operations.
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

Our allowance for loan losses amounted to $8.9 million, or 1.11% of total loans outstanding and 74.9% of nonperforming loans, at December 31, 2016. Our allowance for loan losses at December 31, 2016 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at December 31, 2016 we had a total of 25 loan relationships with outstanding balances that exceeded $3.0 million, 23 of which were performing according to their original terms. However, the deterioration of one or more of these loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.
Our emphasis on commercial real estate, agricultural real estate, construction and municipal lending may expose us to increased lending risks.
At December 31, 2016, we had $252.6 million in loans secured by commercial real estate, $123.6 million in agricultural real estate loans, $25.4 million in construction loans and $97.5 million in municipal loans. Commercial real estate loans, agricultural real estate, construction and municipal loans represented 31.6%, 15.5%, 3.2% and 12.2%, respectively, of our loan portfolio.  At December 31, 2016, we had $6.0 million of reserves specifically allocated to these loan types.  While commercial real estate, agricultural real estate, construction and municipal loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property's value at completion of construction and the estimated cost of construction.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans.
Agricultural loans are dependent for repayment on the successful operation and management of the farm property, the health of the agricultural industry broadly, and on the location of the borrower in particular, and other factors outside of the borrower's control.
At December 31, 2016, our agricultural loans, consisting primarily of agricultural real estate loans and other agricultural loans were $147.0 million representing 18.4% of our total loan portfolio. The primary activities of our agricultural customers include dairy and beef farms, poultry and swine operations, crops and support businesses.  Agricultural markets are highly sensitive to real and perceived changes in the supply and demand of agricultural products. Weaker prices, could reduce the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land, animals and equipment that serves as collateral for certain of our loans.  At December 31, 2016, the Company had one loan concentration within the dairy industry totaling $95,328,000 or 11.9% of total loans.
Our agricultural loans are dependent on the profitable operation and management of the farm property securing the loan and its cash flows. The success of a farm property may be affected by many factors outside the control of the borrower, including:

•	adverse weather conditions (such as hail, drought and floods), restrictions on water supply or other conditions that prevent the planting of a crop or limit crop yields;
•	loss of crops or livestock due to disease or other factors;
•	declines in the market prices or demand for agricultural products (both domestically and internationally), for any reason;
•	increases in production costs (such as the costs of labor, rent, feed, fuel and fertilizer);
•
the impact of government policies and regulations (including changes in price supports, subsidies, government-sponsored crop insurance, minimum ethanol content requirements for gasoline, tariffs, trade barriers and health and environmental regulations);

•	access to technology and the successful implementation of production technologies; and
•	changes in the general economy that could affect the availability of off-farm sources of income and prices of real estate for borrowers.
Lower prices for agricultural products may cause farm revenues to decline and farm operators may be unable to reduce expenses as quickly as their revenues decline. In addition, many farms are dependent on a limited number of key individuals whose injury or death could significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. Consequently, agricultural loans may involve a greater degree of risk than residential mortgage lending, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale) or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value.
Loan participations have been a significant source of loan originations in recent periods and a decline in loan participation volume could hurt profits and slow loan growth.
We have actively engaged in loan participations in recent periods whereby we are invited to participate in loans, primarily commercial real estate and municipal loans, originated by another financial institution known as the lead lender.  We have participated with other financial institutions in both our primary markets and out of market areas. Loan participations accounted for approximately $14.4 million, $13.1 million and $400,000, or 100%, 50.4% and 0.3% of the Company's net organic loan growth during 2014, 2015 and 2016, respectively. As of December 31, 2016, $86.7 million of our outstanding loan portfolio was from purchased participation loans. Our profits and loan growth could be significantly and adversely affected if the volume of loan participations would materially decrease, whether because loan demand declines, loan payoffs, lead lenders may come to perceive us as a potential competitor in their respective market areas, or otherwise.
If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.
We review our investment securities portfolio monthly and at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2016, our investment portfolio included available for sale investment securities with an amortized cost of $312.0 million and a fair value of $314.0 million, which included unrealized losses on 88 securities totaling $1,109,000.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Failure to pass a Pennsylvania state budget could hurt our profits, asset values and liquidity.
The Company makes loans to, invests in securities issued by, and maintains deposit accounts of Pennsylvania municipalities, primarily school districts.  Until funding was distributed in January 2016 for the fiscal year 2015-2016, the state budget impasse resulted in the non-receipt by municipalities of state subsidies, which is a significant source of cash flow needed to meet their financial obligations.  If in the future another budget impasse occurs, we may incur losses on loans granted to municipalities as well as incur losses, including impairment losses as a result of credit rating downgrades or otherwise, on municipal securities in which we invest.  A budget impasse may also reduce municipal funds on deposit with the Company, which could hurt our liquidity and our earnings if we would have to resort to higher cost funding sources to meet our liquidity needs.
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
As a result of the acquisition of FNB, the Bank acquired a portfolio of loans sold to the FHLB, which were sold under the Mortgage Partnership Finance Program ("MPF"). The Bank is no longer an active participant in the MPF program. The MPF portfolio balance was $32,960,000 at December 31, 2016. The FHLB maintains a first-loss position for the MPF portfolio that totals $120,000. Should the FHLB exhaust its first-loss position, recourse to the Bank's credit enhancement would be up to the next $985,000 of losses. The Bank has not experienced any losses for the MPF portfolio.
The Company's financial condition and results of operations are dependent on the economy in the Bank's market area.
The Bank's primary market area consists of the Pennsylvania Counties of Bradford, Clinton, Potter, and Tioga in north central Pennsylvania and Allegany, Steuben, Chemung and Tioga Counties in southern New York.  With the acquisition of FNB, south central Pennsylvania counties of Lebanon, Schuylkill and Berks represents a new market area.  As a result of opening a full service branch in 2016 in Mount Joy, Pennsylvania, we consider Lancaster County to now be part of the south central Pennsylvania market.  As of December 31, 2016, management estimates that approximately 92.0% of deposits and 71.7% of loans came from households whose primary address is located in the Bank's primary market areas.  Because of the Bank's concentration of business activities in its market area, the Company's financial condition and results of operations depend upon economic conditions in its market areas.  Adverse economic conditions in our market areas could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.  Conditions such as inflation, recession, unemployment, high interest rates and short money supply and other factors beyond our control may adversely affect our profitability.  We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the States of Pennsylvania and New York could adversely affect the value of our assets, revenues, results of operations and financial condition.  Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

A return of recessionary conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.
Although the U.S. economy is not currently in a recession, economic growth has been slow and uneven, and the percentage of people out of the workforce or unemployed remains elevated. A return to prolonged deteriorating economic conditions and/or continued negative developments in the domestic and international credit markets could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.
We may fail to realize all of the anticipated benefits of entering new markets.
With the FNB acquisition and the hiring of an additional agricultural lending teams, the Company entered into new banking market areas.  The success of the FNB acquisition will depend upon, in part, the Company's ability to realize the anticipated benefits and cost savings from combining the businesses of the Company and FNB, as well as organically growing loans and deposits.  To realize these anticipated benefits and cost savings, the businesses and individuals must be successfully combined and operated.  If the Company is not able to achieve these objectives, the anticipated benefits, including growth and cost savings related to the combined businesses, may not be realized at all or may take longer to realize than expected.  If the Company fails to realize the anticipated benefits of the acquisition and the new employee hirings, the Company's results of operations could be adversely affected.
Regulation of the financial services industry is undergoing major changes, and future legislation could increase our cost of doing business or harm our competitive position.
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
Federal and state banking agencies periodically conduct examinations of our business, including compliance with applicable laws and regulations. If, as a result of an examination, a banking agency was to determine that the financial condition, capital resources, asset quality, asset concentration, earnings prospects, management, liquidity, sensitivity to market risk or other aspects of any of our operations has become unsatisfactory, or that we or our management is in violation of any law or regulation, it could take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin "unsafe or unsound" practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the composition of our assets or liabilities, to assess civil monetary penalties against us and/or our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, our business, results of operations and reputation may be negatively impacted.

Strong competition within the Bank's market areas could hurt profits and slow growth.
The Bank faces intense competition both in making loans and attracting deposits.  This competition has made it more difficult for the Bank to make new loans and at times has forced the Bank to offer higher deposit rates.  Price competition for loans and deposits might result in the Bank earning less on loans and paying more on deposits, which would reduce net interest income.  Competition also makes it more difficult to increase the volume of our loan and deposit portfolios.  As of June 30, 2016, which is the most recent date for which information is available, we held 35.6% of the FDIC insured deposits in Bradford, Potter and Tioga Counties, Pennsylvania, which was the largest share of deposits out of eight financial institutions with offices in the area, and 6.1% of the FDIC insured deposits in Allegany County, New York, which was the fourth largest share of deposits out of five financial institutions with offices in this area. As of June 30, 2016, we held 6.4% of the deposits in Lebanon County, Pennsylvania, which was the fifth largest share out of the 12 financial institutions with offices in the County. This data does not include deposits held by credit unions. Competition also makes it more difficult to hire and retain experienced employees.  Some of the institutions with which the Bank competes have substantially greater resources and lending limits than the Bank has and may offer services that the Bank does not provide.  Management expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  The Bank's profitability depends upon its continued ability to compete successfully in its market area.
We rely on our management and other key personnel, and the loss of any of them may adversely affect our operations.
We are and will continue to be dependent upon the services of our executive management team. In addition, we will continue to depend on our ability to retain and recruit key commercial and agricultural loan officers. The unexpected loss of services of any key management personnel or commercial and agricultural loan officers could have an adverse effect on our business and financial condition because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.
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

We are subject to certain risks in connection with our use of technology.
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

ITEM 1B – UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2 – PROPERTIES.
The headquarters of the Company and Bank are located at 15 South Main Street, Mansfield, Pennsylvania. The building contains the central offices of the Company and Bank. Our bank owns twenty one banking facilities and leases six other facilities. All buildings owned by the Bank are free of any liens or encumbrances.
The net book value of owned banking facilities and leasehold improvements totaled $15,992,000 as of December 31, 2016.  The properties are adequate to meet the needs of the employees and customers. We have equipped all of our facilities with current technological improvements for data processing.

ITEM 3 - LEGAL PROCEEDINGS.
The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The Company's stock is not listed on any stock exchange, but it is quoted on the OTC Pink Market under the trading symbol CZFS.  Prices presented in the table below are bid prices between broker-dealers published by the OTC Pink Market and the Pink Sheets Electronic Quotation Service.  The prices do not include retail markups or markdowns or any commission to the broker-dealer.  The bid prices do not necessarily reflect prices in actual transactions.  For 2016 and 2015, cash dividends were declared on a quarterly basis and are summarized in the table below
			Dividends			Dividends
	2016		declared	2015		declared
	High	Low	per share	High	Low	per share
First quarter	$48.51	$46.78	$0.415	$53.63	$49.39	$0.405
Second quarter	48.50	46.53	0.415	50.14	48.00	0.405
Third quarter	52.00	47.25	0.420	49.89	45.50	0.510
Fourth quarter	51.75	49.50	0.420	49.22	45.50	0.410
The Company has paid dividends since April 30, 1984, the effective date of our formation as a bank holding company. The Company's Board of Directors expects that comparable cash dividends will continue to be paid by the Company in the future; however, future dividends necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors in existence at the time the Board of Directors considers a dividend distribution. Cash available for dividend distributions to stockholders of the Company comes primarily from dividends paid to the Company by the Bank. Therefore, restrictions on the ability of the Bank to make dividend payments are directly applicable to the Company.  Under the Pennsylvania Business Corporation Law of 1988, the Company may pay dividends only if, after payment, the Company would be able to pay debts as they become due in the usual course of our business and total assets will be greater than the sum of total liabilities.  These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions. Also see "Supervision and Regulation – Regulatory Restrictions on Bank Dividends," "Supervision and Regulation – Holding Company Regulation," and "Note 14 – Regulatory Matter" to the consolidated financial statements.
As of February 23, 2017, the Company had approximately 1,754 stockholders of record.  The computation of stockholders of record excludes investors whose shares were held for them by a bank or broker at that date. The following table presents information regarding the Company's stock repurchases during the three months ended December 31, 2016:
Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

10/1/16 to 10/31/16	3,000	$50.00	3,000	134,933
11/1/16 to 11/31/16	27,507	$49.63	27,507	107,426
12/1/16 to 12/31/16	90	$49.26	90	107,336
Total	30,597	$49.67	30,597	107,336
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

Set forth below is a line graph comparing the yearly dollar changes in the cumulative shareholder return on the Company's common stock against the cumulative total return of the S&P 500 Stock index, SNL Mid-Atlantic Bank Index, SNL Bank $1 Billion to $5 Billion index and SNL Bank $500 Million to $1 Billion index for the period of seven fiscal years assuming the investment of $100.00 on December 31, 2009 and assuming the reinvestment of dividends. The $1 Billion to $5 Billion index was added to the chart in 2015 due to the Company exceeding $1.0 billion in assets in December of 2015 as a result of the FNB acquisition. The shareholder return shown on the graph below is not necessarily indicative of future performance and was obtained from SNL Financial LC, Charlottesville, VA.

Total Return Performance
Index Value
400
350
300
250
200
150
100
50
0
Citizens Financial Services, Inc.
S&P 500
SNL Mid-Atlantic Bank
SNL Bank $1B-$5B
SNL Bank $500M-$1B
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016

	Period Ended
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Citizens Financial Services, Inc.	100	150.76	146.47	191.7	259.14	270.7	256.14	289.37
S&P 500	100	115.06	117.49	136.3	180.44	205.14	207.98	232.85
SNL Mid-Atlantic Bank	100	116.66	87.64	117.4	158.25	172.41	178.88	227.36
SNL Bank $1B-$5B	100	113.35	103.38	127.47	185.36	193.81	216.95	312.12
SNL Bank $500M-$1B	100	109.16	96.03	123.12	159.65	175.15	197.69	266.93

ITEM 6 - SELECTED FINANCIAL DATA.
The following table sets forth certain financial data as of and for each of the years in the five year period ended December 31, 2016:
(in thousands, except per share data)	2016	2015	2014	2013	2012
Interest and dividend income	$43,005	$35,653	$35,291	$36,234	$38,085
Interest expense	5,041	4,820	4,953	6,315	7,659
Net interest income	37,964	30,833	30,338	29,919	30,426
Provision for loan losses	1,520	480	585	405	420
Net interest income after provision
for loan losses	36,444	30,353	29,753	29,514	30,006
Non-interest income	7,644	6,994	6,740	6,982	7,364
Investment securities gains, net	255	429	616	441	604
Non-interest expenses	28,671	23,429	20,165	19,810	19,428
Income before provision for income taxes	15,672	14,347	16,944	17,127	18,546
Provision for income taxes	3,034	2,721	3,559	3,752	4,331
Net income	$12,638	$11,626	$13,385	$13,375	$14,215

Per share data:
Net income - Basic (1)	$3.78	$3.79	$4.36	$4.33	$4.56
Net income - Diluted (1)	3.78	3.79	4.36	4.33	4.56
Cash dividends declared (1)	1.66	1.71	2.15	1.20	1.48
Stock dividend	1%	0%	1%	5%	1%
Book value (1) (2)	37.55	35.62	32.48	30.31	27.33

End of Period Balances:
Total assets	$1,223,018	$1,162,984	$925,048	$914,934	$882,427
Total investments	314,017	359,737	306,146	317,301	310,252
Loans	799,611	695,031	554,105	540,612	502,463
Allowance for loan losses	8,886	7,106	6,815	7,098	6,784
Total deposits	1,005,503	988,031	773,933	748,316	737,096
Total borrowings	79,662	41,631	41,799	66,932	46,126
Stockholders' equity	123,268	119,760	100,528	92,056	89,475

Key Ratios
Return on assets (net income to average total assets)	1.06%	1.22%	1.48%	1.51%	1.62%
Return on equity (net income to average total equity)	10.24%	11.20%	13.73%	14.89%	17.48%
Equity to asset ratio (average equity to average total assets,
excluding other comprehensive income)	10.35%	10.91%	10.74%	10.13%	9.26%
Net interest margin	3.68%	3.76%	3.84%	3.87%	3.99%
Efficiency (3)	57.97%	54.50%	48.61%	48.12%	46.10%
Dividend payout ratio (dividends declared divided by net income)	44.12%	46.00%	49.32%	27.63%	32.37%
Tier 1 leverage	9.46%	11.01%	10.99%	10.42%	9.70%
Common equity risk based capital	12.89%	14.14%	N/A	N/A	N/A
Tier 1 risk-based capital	13.81%	15.20%	17.30%	16.44%	16.21%
Total risk-based capital	14.93%	16.23%	18.55%	17.75%	17.50%
Nonperforming assets/total loans	1.61%	1.22%	1.67%	1.88%	1.83%
Nonperforming loans/total loans	1.48%	1.03%	1.34%	1.63%	1.71%
Allowance for loan losses/total loans	1.11%	1.02%	1.23%	1.31%	1.35%
Net (recoveries)charge-offs/average loans	(0.04%)	0.03%	0.16%	0.02%	0.02%
(1) Amounts were retroactively adjusted to reflect stock dividends.
(2) Calculation excludes accumulated other comprehensive income.
(3) Bank expenses to tax adjusted net interest income and non-interest income excluding security gains

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
·
We may become subject to new and unanticipated accounting, tax, regulatory or compliance practices or requirements. Failure to comply with any one or more of these requirements could have an adverse effect on our operations.

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

·	The agricultural economy is subject to extreme swings in both the costs of resources and the prices received from the sale of products, which could negatively impact our customers.
·	A budget impasse in the Commonwealth of Pennsylvania could impact our asset values, liquidity and profitability.
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

Additional factors are discussed in this Annual Report on Form 10-K under "Item 1A. Risk Factors."  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  Forward-looking statements speak only as of the date they are made and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date of the forward-looking statements or to reflect the occurrence of unanticipated events. Accordingly, past results and trends should not be used by investors to anticipate future results or trends.

INTRODUCTION
The following is management's discussion and analysis of the significant changes in financial condition, the results of operations, capital resources and liquidity presented in its accompanying consolidated financial statements for the Company. Our Company's consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. Management's discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes. Except as noted, tabular information is presented in thousands of dollars.
Our Company currently engages in the general business of banking throughout our service area of Potter, Tioga, Clinton and Bradford counties in north central Pennsylvania, Lebanon, Berks, Schuylkill and Lancaster counties in south central Pennsylvania and Allegany county in southern New York. We also have a limited branch office in Union county, Pennsylvania, which primarily serves agricultural customers in the central Pennsylvania market. We maintain our main office in Mansfield, Pennsylvania. Presently we operate 27 banking facilities, 26 of which operate as bank branches.  In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy and three branches near the city of Lebanon, Pennsylvania. We also have a limited branch office in Winfield, Pennsylvania. In New York, our office is in Wellsville.
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

TRUST AND INVESTMENT SERVICES; OIL AND GAS SERVICES
Our Investment and Trust Division is committed to helping our customers meet their financial goals.  The Trust Division offers professional trust administration, investment management services, estate planning and administration, custody of securities and individual retirement accounts.  Assets held by the Bank in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Bank. As of December 31, 2016 and 2015, assets owned and invested by customers of the Bank through the Bank's investment representatives totaled $137.4 million and $119.7 million, respectively.  Additionally, as summarized in the table below, the Trust Department had assets under management as of December 31, 2016 and 2015 of $110.6 million and $110.2 million, respectively. The increase in assets under management is due to due to new accounts and contributions of $13.4 million, accounts closings and distributions of $24.1 million and changes in market value and income of $11.1 million.
(market values - in thousands)	2016	2015
INVESTMENTS:
Bonds	$17,871	$16,425
Stock	18,860	18,574
Savings and Money Market Funds	10,697	12,437
Mutual Funds	59,306	58,644
Mineral interests	2,598	2,781
Mortgages	456	686
Real Estate	613	565
Miscellaneous	170	68
TOTAL	$110,571	$110,180
ACCOUNTS:
Trusts	26,597	26,746
Guardianships	1,846	1,274
Employee Benefits	48,692	46,888
Investment Management	33,434	35,268
Custodial	2	4
TOTAL	$110,571	$110,180
Our financial consultants offer full service brokerage and financial planning services throughout the Bank's market areas.  Appointments can be made at any Bank branch.  Products such as mutual funds, annuities, health and life insurance are made through our insurance subsidiary, First Citizens Insurance Agency, Inc.
In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. As of December 31, 2016, customers owning 6,961 acres have signed agreements with the Bank that provide for the Bank to manage oil and gas matters related to the customers land, which may include negotiating lease payments and royalty percentages, resolving leasing issues, accounting for and ensuring the accuracy of royalty checks, distributing revenue to satisfy investment objectives and providing customized reports outlining payment and distribution information.
RESULTS OF OPERATIONS
Net income for the year ended December 31, 2016 was $12,638,000, which represents an increase of $1,012,000, or 8.7%, when compared to the 2015 related period.  Net income for the year ended December 31, 2015 was $11,626,000, which represents a decrease of $1,759,000, or 13.1%, when compared to the 2014 related period.  Basic earnings per share were $3.78, $3.79, and $4.36 for the years ended 2016, 2015 and 2014, respectively. Diluted earnings per share were $3.78, $3.79 and  $4.36 for the years ended 2016, 2015 and 2014, respectively.
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
The following table sets forth our Company's average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders' equity, the related rates, net interest income and rate "spread" created. It should be noted that average balances and rates for 2016 were impacted by the acquisition of FNB, which closed on December 11, 2015. This acquisition had a small impact on average balances for 2015:

Analysis of Average Balances and Interest Rates
	2016			2015			2014
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	22,726	82	0.36	12,218	20	0.16	8,479	9	0.11
Total short-term investments	22,726	82	0.36	12,218	20	0.16	8,479	9	0.11
Interest bearing time deposits at banks	7,232	139	1.92	6,215	122	1.97	3,651	73	2.00
Investment securities:
Taxable	254,673	3,971	1.56	202,991	3,320	1.64	212,338	3,531	1.66
Tax-exempt (3)	99,689	4,499	4.51	97,852	4,776	4.88	96,954	5,082	5.24
Total investment securities	354,362	8,470	2.39	300,843	8,096	2.69	309,292	8,613	2.78
Loans:
Residential mortgage loans	204,278	10,749	5.26	182,877	10,059	5.50	187,057	10,582	5.66
Construction loans	15,242	752	4.93	8,518	438	5.14	5,237	247	4.71
Commercial & agricultural loans	393,996	20,537	5.21	292,518	15,294	5.23	270,164	14,618	5.41
Loans to state & political subdivisions	101,329	4,278	4.22	85,631	3,815	4.45	69,440	3,225	4.64
Other loans	11,036	916	8.30	8,448	676	8.00	8,643	703	8.13
Loans, net of discount (2)(3)(4)	725,881	37,232	5.13	577,992	30,282	5.24	540,541	29,375	5.43
Total interest-earning assets	1,110,201	45,923	4.14	897,268	38,520	4.29	861,963	38,070	4.42
Cash and due from banks	7,357			4,197			3,781
Bank premises and equipment	17,218			12,837			11,454
Other assets	57,604			36,781			30,152
Total non-interest earning assets	82,179			53,815			45,387
Total assets	1,192,380			951,083			907,350
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	301,681	917	0.30	230,675	801	0.35	219,473	764	0.35
Savings accounts	172,182	184	0.11	119,021	144	0.12	101,639	119	0.12
Money market accounts	118,486	523	0.44	98,452	481	0.49	91,373	424	0.46
Certificates of deposit	271,117	2,623	0.97	250,952	2,687	1.07	257,723	3,040	1.18
Total interest-bearing deposits	863,466	4,247	0.49	699,100	4,113	0.59	670,208	4,347	0.65
Other borrowed funds	47,004	794	1.69	36,700	707	1.93	39,209	606	1.55
Total interest-bearing liabilities	910,470	5,041	0.55	735,800	4,820	0.66	709,417	4,953	0.70
Demand deposits	145,968			102,977			92,878
Other liabilities	12,524			8,510			7,578
Total non-interest-bearing liabilities	158,492			111,487			100,456
Stockholders' equity	123,418			103,796			97,477
Total liabilities & stockholders' equity	1,192,380			951,083			907,350
Net interest income		40,882			33,700			33,117
Net interest spread (5)			3.59%			3.63%			3.72%
Net interest income as a percentage
of average interest-earning assets			3.68%			3.76%			3.84%
Ratio of interest-earning assets
to interest-bearing liabilities			1.22			1.22			1.22

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
Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the 34% Federal statutory rate.  Accordingly, tax equivalent adjustments for investments and loans have been made accordingly to the previous table for the years ended December 31, 2016, 2015 and 2014, respectively (in thousands):

	2016	2015	2014
Interest and dividend income from investment securities,
interest bearing time deposits and short-term investments (non-tax adjusted)	$7,161	$6,614	$6,967
Tax equivalent adjustment	1,530	1,624	1,728
Interest and dividend income from investment securities,
interest bearing time deposits and short-term investments (tax equivalent basis)	$8,691	$8,238	$8,695

	2016	2015	2014
Interest and fees on loans (non-tax adjusted)	$35,844	$29,039	$28,324
Tax equivalent adjustment	1,388	1,243	1,051
Interest and fees on loans (tax equivalent basis)	$37,232	$30,282	$29,375

	2016	2015	2014
Total interest income	$43,005	$35,653	$35,291
Total interest expense	5,041	4,820	4,953
Net interest income	37,964	30,833	30,338
Total tax equivalent adjustment	2,918	2,867	2,779
Net interest income (tax equivalent basis)	$40,882	$33,700	$33,117
The following table shows the tax-equivalent effect of changes in volume and rates on interest income and expense (in thousands):
Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis
	2016 vs. 2015 (1)			2015 vs. 2014 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$26	$36	$62	$5	$6	$11
Interest bearing time deposits at banks	20	(3)	17	50	(1)	49
Investment securities:
Taxable	797	(146)	651	(154)	(57)	(211)
Tax-exempt	92	(369)	(277)	47	(353)	(306)
Total investment securities	889	(515)	374	(107)	(410)	(517)
Total investment income	935	(482)	453	(52)	(405)	(457)
Loans:
Residential mortgage loans	1,096	(406)	690	(234)	(289)	(523)
Construction loans	331	(17)	314	166	25	191
Commercial & agricultural loans	5,290	(47)	5,243	1,141	(465)	676
Loans to state & political subdivisions	648	(185)	463	715	(125)	590
Other loans	214	26	240	(16)	(11)	(27)
Total loans, net of discount	7,579	(629)	6,950	1,772	(865)	907
Total Interest Income	8,514	(1,111)	7,403	1,720	(1,270)	450
Interest Expense:
Interest-bearing deposits:
NOW accounts	195	(79)	116	39	(2)	37
Savings accounts	54	(14)	40	21	4	25
Money Market accounts	79	(37)	42	34	23	57
Certificates of deposit	321	(385)	(64)	(77)	(276)	(353)
Total interest-bearing deposits	649	(515)	134	17	(251)	(234)
Other borrowed funds	156	(69)	87	(35)	136	101
Total interest expense	805	(584)	221	(18)	(115)	(133)
Net interest income	$7,709	$(527)	$7,182	$1,738	$(1,155)	$583

(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

2016 vs. 2015
Tax equivalent net interest income for 2016 was $40,882,000 compared with $33,700,000 for 2015, an increase of $7,182,000 or 21.3%. Total interest income increased $7,403,000, as loan interest income increased $6,950,000, while total investment income increased $453,000. Interest expense increased $221,000 from 2015.
Total tax equivalent interest income from investment securities increased $374,000 in 2016 from 2015. The average balance of investment securities increased $53.5 million, which had an effect of increasing interest income by $889,000 due to volume. The majority of the increase in volume was in taxable securities, which experienced an increase in the average balance of $51.7 million. The average tax-effected yield on our investment portfolio decreased from 2.69% in 2015 to 2.39% in 2016.  This had the effect of decreasing interest income by $515,000 due to rate, the majority of which was related to non-taxable securities whose yield decreased from 4.88% in 2015 to 4.51% in 2016. The primary driver of the increase in the average balance of investments securities is attributable to the FNB acquisition.  The decrease in yield is also attributable to the acquisition of FNB, as the securities acquired had a lower yield than our existing portfolio.  Due to the amount of liquidity obtained as part of the FNB acquisition, during the first part of 2016 purchases made included US agency securities, mortgage backed securities, and high coupon municipal bonds.  During the second half of 2016, we chose to fund a portion of our loan growth from the cash flows from the investment portfolio, which were not reinvested in the bond market.  The Bank believes its investment strategy has appropriately mitigated its interest rate risk exposure if interest rates continue to rise, while also providing sufficient cash flows to fund loan growth expected as a result of the acquisition and strategic efforts.
In total, loan interest income increased $6,950,000 in 2016 from 2015.  The average balance of our loan portfolio increased by $147.9 million in 2016 compared to 2015, which resulted in an increase in interest income of $7,579,000 due to volume.  Offsetting this was a decrease in average yield on total loans from 5.24% in 2015 to 5.13% in 2016 resulting in a decrease in interest income of $629,000 due to rate. The increase in the average balance of loans was driven by the FNB acquisition as well as loan growth in our central and south central Pennsylvania markets as a result of lending teams hired in 2016.
•
Interest income on residential mortgage loans increased $690,000. The average balance of residential mortgage loans increased $21.4 million, resulting in an increase of $1,096,000 due to volume. The increase in volume was a result of the FNB acquisition.  The change due to rate was a decrease of $406,000 as the average yield on residential mortgages decreased from 5.50% in 2015 to 5.26% in 2016.  The Bank originated loans to be sold of $22.2 million during 2016, which compares to $18.9 million originated in 2015. Currently, all loans sold by the Bank are sold without recourse, with servicing retained.

•
The average balance of construction loans increased $6.7 million from 2015 to 2016, due to several large projects in progress during 2016 which resulted in an increase of $331,000 in interest income. Additionally, the average yield on construction loans decreased from 5.14% to 4.93%, which correlated to a $17,000 decrease in interest income.

•
Interest income on commercial and agricultural loans increased $5,243,000 from 2015 to 2016.  The increase in the average balance of commercial and agricultural loans of $101.5 million is primarily attributable to the acquisition of FNB as well as the additional lenders hired in 2016 to serve the central and south central markets. The ability of these lenders to attract and retain previous loan relationships, and the market upheaval created by several bank mergers in the Lebanon and Lancaster markets, resulted in commercial and agricultural loan growth.  The increase in the average balance of these loans resulted in an increase in interest income due to volume of $5,290,000.  We believe our lenders are adept at customizing and structuring loans to customers that meet their needs and satisfy our commitment to credit quality. In many cases, the Bank works with the United States Department of Agriculture's (USDA) and Small Business Administration (SBA) guaranteed loan programs to offset risk and to further promote economic growth in our market area.

•
 The average balance of loans to state and political subdivisions increased $15.7 million from 2015 to 2016 which had a positive impact of $648,000 on total interest income due to volume. The average tax equivalent yield on loans to state and political subdivisions decreased from 4.45% in 2015 to 4.22% in 2016, decreasing interest income by $185,000.

Total interest expense increased $221,000 in 2016 compared to 2015.  The increase is attributable to a change in volume as the average balance of interest bearing liabilities increased $174.7 million in 2016, which had the effect of increasing interest expense by $805,000. This increase was attributable to the FNB acquisition, which increased our deposit levels and the increase in borrowings to fund our loan portfolio growth. Increases in average deposits included NOW accounts of $71.0 million, savings accounts of $53.2 million, money markets accounts of $20.0 and certificates of deposit of $20.2 million. The combined impact to interest expense of these increases was an increase $649,000. The average balance of other borrowed funds increased $10.3 million as a result of funding loan growth in the second half of 2016, which corresponds to an increase in interest expense of $156,000.
The average interest rate paid on interest bearing liabilities decreased from 0.66% in 2015 to 0.55% in 2016, which resulted in a decrease in interest expense of $584,000. The low interest rate environment prompted by the Federal Reserve again had the effect of decreasing our rates on certificate of deposit products. While the Company's rates on certificate of deposit products are below historical averages they are competitive with rates paid by other institutions in the marketplace. The average rate on certificates of deposit decreased from 1.07% to 0.97% resulting in a decrease in interest expense of $385,000. The average rate paid on other borrowed funds decreased from 1.93% to 1.69% resulting in a decrease in interest expense of $69,000. Decreases in rates paid on NOW accounts, savings accounts and money market accounts were less than 5 basis points, and resulted in a cumulative decrease in interest expense of $130,000.
Our net interest margin for 2016 was 3.68% compared to 3.76% for 2015.  The interest rate environment for the majority of 2016 resulted in a very flat yield curve, which resulted in more downward pressure on the pricing of interest earning assets than on interest bearing liabilities. Should short or long-term interest rates move in such a way that results in a return to a flattened or inverted yield curve, we would anticipate additional pressure on our margin.

2015 vs. 2014
Tax equivalent net interest income for 2015 was $33,700,000 compared with $33,117,000 for 2014, an increase of $583,000 or 1.8%. Total interest income increased $450,000, as loan interest income increased $907,000, which was offset by a decrease in total investment income of $457,000. Interest expense decreased $133,000 from 2014.
Total tax equivalent interest income from investment securities decreased $517,000 in 2015 from 2014.  The average tax-effected yield on our investment portfolio decreased from 2.78% in 2014 to 2.69% in 2015.  This had the effect of decreasing interest income by $410,000 due to rate, the majority of which was related to non-taxable securities whose yield decreased from 5.24% in 2014 to 4.88% in 2015. The average balance of investment securities decreased $8.4 million, which had an effect of decreasing interest income by $107,000 due to volume. During 2015, there were significant fluctuations in the yield on investments as a result of economic indicators in the United States and global markets, turbulence in foreign markets, and comments made by the Federal Reserve about raising the Fed funds rate and the actual increase in the Fed funds rate of 25 bps in late 2015. These factors led to a further flattening of the yield curve in late 2015. Prior to the acquisition close, we chose to fund a portion of our loan growth from the cash flows from the investment portfolio, which were not reinvested in the bond market. For the investment cash flows that were reinvested, we monitored the trading ranges for various investment products and limited purchases to times when yields were in the top third of the trading range. Additionally, for the purchases made prior to the acquisition, the investment strategy in 2015 was to purchase agency securities with maturities of less than five years and high quality municipal bonds with high coupons. Due to the amount of liquidity obtained as part of the acquisition, purchases made subsequent to the acquisition included US treasury securities as the spread between agency and treasuries on the short end of the curve was insignificant and therefore treasury securities were purchased. Additionally, mortgage backed securities were purchased to provide a higher yield than agencies.

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
•
Interest income on residential mortgage loans decreased $523,000. The change due to rate was a decrease of $289,000 as the average yield on residential mortgages decreased from 5.66% in 2014 to 5.50% in 2015. Additionally, the average balance of residential mortgage loans decreased $4.2 million, resulting in a decrease of $234,000 due to volume. Loan demand for conforming mortgages in 2015 increased over demand in 2014 as a result of a decrease in interest rates in the secondary market. Due to the decrease in rates in the secondary market, we did not portfolio as many loans that qualified for sale in 2015 as we did in 2014. In 2015, the Company added to its portfolio $2.0 million of conforming mortgages with maturities of less than 15 years compared to $5.1 million of similar loans in 2014.  The Company originated loans to be sold of $18.9 million during 2015, which compares to $11.1 million originated and sold in 2014. As a result of the FNB acquisition, the Bank obtained a portfolio of serviced loans that include recourse, which totaled $40.4 million at December 31, 2015.

•
The average balance of construction loans increased $3.3 million from 2014 to 2015, due to several large projects, which resulted in an increase of $166,000 in interest income. Additionally, the average yield on construction loans increased from 4.71% to 5.14%, which correlated to a $25,000 increase in interest income.

•
During 2015 the average balance of commercial and agricultural loans increased $22.4 million which had a positive impact of $1,141,000 on total interest income due to volume.  Offsetting the increase due to volume, the average yield on commercial and agricultural loans decreased from 5.41% in 2014 to 5.23% in 2015, decreasing interest income by $465,000.

•
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

PROVISION FOR LOAN LOSSES
For the year ended December 31, 2016, we recorded a provision for loan losses of $1,520,000. The provision for 2016 was $1,040,000, or 216.7%, higher than the provision in 2015. The increase in the provision for loan losses was primarily the result of the organic loan growth experienced in 2016 and the increase in classified loans from December 31, 2015 to December 31, 2016. (see also "Financial Condition – Allowance for Loan Losses and Credit Quality Risk").
For the year ended December 31, 2015, we recorded a provision for loan losses of $480,000. The provision for 2015 was $105,000, or 18.0%, lower than the provision in 2014. The decrease in the provision for loan losses was primarily the result of the decrease in charge-offs the Company recorded in 2015 compared to 2014. (see also "Financial Condition – Allowance for Loan Losses and Credit Quality Risk").
NON-INTEREST INCOME
The following table reflects non-interest income by major category for the periods ended December 31 (dollars in thousands):

The following table reflects non-interest income by major category for the periods ended December 31 (dollars in thousands):
	2016	2015	2014
Service charges	$4,461	$4,126	$4,297
Trust	693	673	688
Brokerage and insurance	766	720	567
Investment securities gains, net	255	429	616
Gains on loans sold	449	404	236
Earnings on bank owned life insurance	688	628	507
Other	587	443	445
Total	$7,899	$7,423	$7,356

	2016/2015		2015/2014
	Change		Change
	Amount	%	Amount	%
Service charges	$335	8.1	$(171)	(4.0)
Trust	20	3.0	(15)	(2.2)
Brokerage and insurance	46	6.4	153	27.0
Investment securities gains, net	(174)	(40.6)	(187)	(30.4)
Gains on loans sold	45	11.1	168	71.2
Earnings on bank owned life insurance	60	9.6	121	23.9
Other	144	32.5	(2)	(0.4)
Total	$476	6.4	$67	0.9

2016 vs. 2015
Non-interest income increased $476,000 in 2016 from 2015, or 6.4%.  We recorded investment securities gains totaling $255,000 compared with net gains of $429,000 in 2015. During 2016, we sold two US treasury securities and one agency security for gains totaling $27,000 and $48,000, respectively, as a result of interest rates at the time of the sale. We sold four municipal securities for gains totaling $80,000. We also sold 7 agency securities for a gain of $2,000 and 6 corporate securities for a loss of $35,000 to fund loan growth that occurred in the fourth quarter and the uncertainty in the markets after the 2016 presidential election. Finally, we sold portions of three of the equity security positions as a result of their rise in price subsequent to the presidential election for a total gain of $133,000. During 2015, we sold five agency securities for gains totaling $196,000, five mortgage backed securities in government sponsored entities for gains totaling $69,000, seven municipal bonds for gains totaling $99,000, a financial institution equity holding for a gain of $76,000 and a US Treasury note for a loss of $11,000 in order to take advantage of interest rate market conditions. Subsequent to the acquisition in 2015, we sold seven agency securities and three mortgage backed securities, as a result of their risk profile in a rising interest rate environment. These securities were sold upon the acquisition close and as a result no gains or losses were recorded on the sale.

Gains on loans sold increased $45,000 compared to last year, which is the result of the additional market areas obtained as part of the acquisition. During 2016, the Bank generated $21.5 million of loan sale proceeds, which was $2.2 million, or 11.5% more than the proceeds received in 2015.
Service charge income increased by $335,000 in 2016 compared to 2015, and continues to be the Company's primary source of non-interest income. The Company experienced a $33,000 increase in fees charged to customers for insufficient funds. ATM income increased $32,000 in 2016 compared to 2015 and interchange revenue increased $272,000. The increases were the result of the additional customers obtained as part of the acquisition.
The increase in earnings on bank owned life insurance of $60,000 is primarily due to the additional insurance obtained as part of the acquisition. The increase in other income is attributable to the acquisition and includes increases in safe deposit rents and loan servicing fees.
2015 vs. 2014
Non-interest income increased $67,000 in 2015 from 2014, or 0.9%.  We recorded investment securities gains totaling $429,000 compared with net gains of $616,000 in 2014. During 2015, we sold five agency securities for gains totaling $196,000, five mortgage backed securities in government sponsored entities for gains totaling $69,000, seven municipal bonds for gains totaling $99,000, a financial institution equity holding for a gain of $76,000 and a US Treasury note for a loss of $11,000. As a result of the acquisition, we sold seven agency securities and three mortgage backed securities. These securities were sold upon the acquisition date and as a result no gains or losses were recorded on the sale. During 2014 we elected to sell eight agency securities, seven mortgage backed securities, several lots of an equity security, and one municipal security for gains of $177,000, $197,000, $101,000 and $172,000, respectively. We also sold two US Treasury securities for a loss of $31,000.
Gains on loans sold increased $168,000 for 2015 compared to 2014, which is the result of an increased level of refinancing activities in 2015 versus 2014 for conforming loans. During 2015, the Bank generated $19.2 million of loan sale proceeds, which was $8.1 million, or 72.6% more than the proceeds received in 2014.
Service charge income decreased by $171,000 in 2015 compared to 2014. The largest decrease was in fees charged to customers for insufficient funds, which experienced a decrease of $139,000. ATM income decreased $22,000 in 2015 compared to 2014 due to decreased usage of the Company's ATM machines by non-customers.
The increase in earnings on bank owned life insurance of $121,000 is primarily due to purchases of an additional $5.0 million of insurance made late in the fourth quarter of 2014. The increase in brokerage and insurance revenues of $153,000 is primarily due to sales to a new customer, with a large brokerage balance.
Non-interest Expenses
The following tables reflect the breakdown of non-interest expense by major category for the periods ended December 31 (dollars in thousands):

	2016	2015	2014
Salaries and employee benefits	$16,410	$12,504	11,505
Occupancy	1,900	1,424	1,287
Furniture and equipment	644	506	362
Professional fees	1,094	846	820
FDIC insurance	572	464	461
ORE expenses	389	969	299
Pennsylvania shares tax	690	713	686
Amortization of intangibles	327	-	-
Merger and acquisition	-	1,103	237
Other	6,645	4,900	4,508
Total	$28,671	$23,429	20,165

	2016/2015		2015/2014
	Change		Change
	Amount	%	Amount	%
Salaries and employee benefits	$3,906	31.2	$999	8.7
Occupancy	476	33.4	137	10.6
Furniture and equipment	138	27.3	144	39.8
Professional fees	248	29.3	26	3.2
FDIC insurance	108	23.3	3	0.7
ORE expenses	(580)	(59.9)	670	224.1
Pennsylvania shares tax	(23)	(3.2)	27	3.9
Amortization of intangibles	327	-	-	-
Merger and acquisition	(1,103)	(100.0)	866	365.4
Other	1,745	35.6	392	8.7
Total	$5,242	22.4	$3,264	16.2

2016 vs. 2015
Non-interest expenses for 2016 totaled $28,671,000, which represents an increase of $5,242,000, compared with 2015 expenses of $23,429,000. The primary cause of the total increase was the acquisition of FNB and the retained employees and branches and the hiring of the lending teams in 2016. Salary and benefit costs increased $3,906,000.  Base salaries and related payroll taxes increased $2,848,000. Full time equivalent staffing was 252 and 195 employees for 2016 and 2015, respectively. Health insurance related expenses increased $615,000 from 2015 due to increased claims experience in 2016 from the additional headcount due to the acquisition and hiring of lending teams. Retirement and profit sharing expenses increased $286,000 compared to 2015, also as a result of the increased headcount.
The increases in occupancy and furniture and equipment was primarily related to the acquisition and the acquired branches as well as the opening of the office in Mount Joy, Pennsylvania and the limited branch office in Winfield, Pennsylvania. The increase in professional fees is associated with legal fees, as the Company looked to exit certain contracts and to close a branch in 2016, and consulting fees associated with system upgrades, including the issuance of new debit cards in the third quarter of 2016. The new chipped cards include additional security features, which we anticipate will reduce our fraudulent card charges.
The decrease in merger and acquisition expense is due to the acquisition that occurred in 2015 with no corresponding activity in 2016. The decrease in ORE expenses is the result of a non-accrual loan paying off in the third quarter of 2016, which resulted in the reimbursement of $240,000 of previously paid real estate taxes and legal fees. Additionally, in 2015, there were two OREO write-downs that totaled $262,000 compared to write-downs in 2016 that totaled $60,000.
The largest driver of the increase in other expenses was a general expense increase as part of the acquisition. These included additional advertising, phone and data communication, supplies and printing expenses. A second factor was an increase of $200,000 in contributions associated with the Pennsylvania educational improvement tax credit program. Also, we experienced an increase of $240,000 in charge-offs related to fraudulent charges on our customers debit cards.

2015 vs. 2014
Non-interest expenses for 2015 totaled $23,429,000, which represents an increase of $3,264,000, compared with 2014 expenses of $20,165,000.  Salary and benefit costs increased $999,000.  Base salaries and related payroll taxes increased $597,000, primarily due to merit increases and additional head count.  Full time equivalent staffing was 195 and 189 employees for 2015 and 2014, respectively. Health insurance related expenses increased $128,418 from 2014 due to increased claims experience in 2015. Retirement expenses increased $192,000 compared to 2014 as a result of actuarial changes and a decrease in earnings on pension plan assets.
The increases in occupancy and furniture and equipment was primarily related to the opening of the Mill Hall branch in the first quarter of 2015, which included some one-time costs incurred as part of the opening. The increase in ORE expenses was primarily the result of writing down several properties to fair value based upon updated appraisals. During 2015, the Company experienced losses on ORE properties of $409,000 compared to losses of $16,400 in 2014. The other large increase in ORE expenses was the result of an increase in legal fees and real estate taxes on certain properties and loans in foreclosure.
The increase in merger and acquisition costs was the result of the completed FNB acquisition in 2015, which resulted in severance costs, professional fees to assist with the completion of the merger, and system conversion costs to combine financial systems and records.
The largest driver of the increase in other expenses was charge-offs related to fraudulent charges on our customers debit cards. In addition, increases in other expenses included office and printing supplies for the new Mill Hall branch and the acquired branches as part of the FNB transaction and travel related expenses as a result of opening the new Mill Hall branch.
Provision for Income Taxes
The provision for income taxes was $3,034,000, $2,721,000 and $3,559,000 for 2016, 2015 and 2014, respectively. The effective tax rates for 2016, 2015 and 2014 were 19.4%, 19.0% and 21.0%, respectively.
Income before the provision for income taxes increased by $1,325,000 in 2016 compared to 2015. As the result of this increase, the provision for income taxes increased by $313,000 when compared to 2015. We have managed our effective tax rate by remaining invested in tax-exempt municipal loans and bonds and investments in certain partnerships that provide the Company with tax credits.
Income before the provision for income taxes decreased by $2,597,000 in 2015 compared to 2014. As the result of this decrease and an increase in non-taxable investment and loan interest income, the provision for income taxes decreased by $838,000 when compared to 2014.
We are involved in four limited partnership agreements that established low-income housing projects in our market area. During 2016, 2015 and 2014, we recognized tax credits related to two of the four partnerships. The tax credits for the other two projects were fully utilized by December 31, 2012. We anticipate recognizing an aggregate of $846,000 of tax credits over the next six years.
FINANCIAL CONDITION
The following table presents ending balances (dollars in millions), growth and the percentage change during the past two years:

	2016		%	2015		%	2014
	Balance	Increase	Change	Balance	Increase	Change	Balance
Total assets	$1,223.0	$60.0	5.2	$1,163.0	$238.0	25.7	$925.0
Total investments	314.0	(45.7)	(12.7)	359.7	53.6	17.5	306.1
Total loans, net	790.7	102.8	14.9	687.9	140.6	25.7	547.3
Total deposits	1,005.5	17.5	1.8	988.0	214.1	27.7	773.9
Total stockholders' equity	123.3	3.5	2.9	119.8	19.3	19.2	100.5

Cash and Cash Equivalents
Cash and cash equivalents totaled $17.8 million at December 31, 2016 compared with $24.4 million at December 31, 2015. Management actively measures and evaluates its liquidity through our Asset – Liability committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.
Investments
The following table shows the year-end composition of the investment portfolio for the five years ended December 31 (dollars in thousands):
	2016	% of	2015	% of	2014	% of	2013	% of	2012	% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Available-for-sale:
U.S. Agency securities	$170,414	54.3	$199,591	55.5	$150,885	49.3	$152,189	48.0	$127,234	41.0
U.S. Treasuries	3,000	0.9	10,082	2.8	4,849	1.6	11,309	3.6	4,947	1.6
Obligations of state & political
subdivisions	96,926	30.9	102,863	28.6	105,036	34.3	95,005	29.9	100,875	32.5
Corporate obligations	3,050	1.0	14,565	4.0	13,958	4.6	16,802	5.3	22,109	7.1
Mortgage-backed securities	37,728	12.0	30,204	8.4	29,728	9.6	40,671	12.8	53,673	17.3
Equity securities	2,899	0.9	2,432	0.7	1,690	0.6	1,325	0.4	1,414	0.5
Total	$314,017	100.0	$359,737	100.0	$306,146	100.0	$317,301	100.0	$310,252	100.0

2016
The Company's investment portfolio decreased by $45.7 million, or 12.7%, during the past year primarily due to investment cash flows being utilized to fund loan growth in 2016. During 2016, we purchased $28.6 million of U.S. agencies, $14.2 million of mortgage backed securities, $9.8 million of state and local obligations and $3.0 million of corporate obligations, which helped to offset the $6.1 million of principal repayments and $61.7 million of calls and maturities that occurred during the year. We also sold $30.1 million of bonds and equities at a net gain of $255,000. The market value of our investment portfolio decreased approximately $1.3 million in 2016 due to interest rate fluctuations. Excluding our short term investments consisting of monies held primarily at the Federal Reserve, the effective yield on our investment portfolio for 2016 was 2.39% compared to 2.69% for 2015 on a tax equivalent basis.
During 2016, rates on the short and long end of the Treasury yield curve increased, as the result of the increase in the federal funds rate and the potential for additional future increases in the federal funds rate, as well as the uncertainty surrounding the economic environment as a result of the 2016 presidential election. The investment strategy in 2016 was to purchase agency securities with maturities of less than five years, mortgage backed securities with predictable cash flows and high quality municipal bonds with high coupons. The Bank believes its investment strategy has appropriately mitigated its interest rate risk exposure if interest rates continue to rise while providing sufficient cash flows to fund anticipated loan growth.

At December 31, 2016, the Company did not own any securities, other than government-sponsored and government-guaranteed mortgage-backed securities, that had an aggregate book value in excess of 10% of its stockholders' equity at that date.
The expected principal repayments at amortized cost and average weighted yields for the investment portfolio (excluding equity securities) as of December 31, 2016, are shown below (dollars in thousands). Expected principal repayments, which include prepayment speed assumptions for mortgage-backed securities, are significantly different than the contractual maturities detailed in Note 3 of the consolidated financial statements. Yields on tax-exempt securities are presented on a fully taxable equivalent basis, assuming a 34% tax rate.
			After One Year		After Five Years
	One Year or Less		to Five years		to Ten Years		After Ten Years		Total
	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield
	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%
Available-for-sale securities:
U.S. agency securities	$40,598	1.1	$126,628	1.5	$3,050	2.0	$-	-	$170,276	1.4
U.S. treasuries	2,999	0.7	-	-	-	-	-	-	2,999	0.7
Obligations of state & political
subdivisions	16,561	3.2	61,159	2.8	10,205	2.8	8,031	4.0	95,956	2.9
Corporate obligations	-	-	-	-	3,000	5.8	-	-	3,000	5.8
Mortgage-backed securities	10,263	1.6	17,709	1.9	9,519	2.0	496	2.2	37,987	1.9
Total available-for-sale	$70,421	1.6	$205,496	1.9	$25,774	2.8	$8,527	3.9	$310,218	2.0
At December 31, 2016, approximately 89.9% of the amortized cost of debt securities is expected to mature, call or pre-pay within five years or less.  The Company expects that earnings from operations, the levels of cash held at the Federal Reserve and other correspondent banks, the high liquidity level of the available-for-sale securities, growth of deposits and the availability of borrowings from the Federal Home Loan Bank and other third party banks will be sufficient to meet future liquidity needs.

2015
The Company's investment portfolio increased by $53.6 million, or 17.5%, during 2015, primarily due to the acquisition of FNB. As part of the acquisition, we acquired $17.8 million of U.S. agency obligations, $1.2 million of mortgage backed securities, $1.8 million of state and local obligations and $3.0 million of corporate obligations. In addition, during 2015, we purchased $10.1 million of U.S treasuries, $74.5 million of U.S. agencies, $6.8 million of mortgage backed securities, $19.1 million of state and local obligations and $901,000 of equity securities, which helped to offset the $5.7 million of principal repayments and $42.5 million of calls and maturities that occurred during 2015. We also sold $30.5 million of bonds and equities at a net gain of $429,000. The market value of our investment portfolio decreased approximately $1.3 million in 2015 due to interest rate fluctuations. Excluding our short term investments consisting of monies held primarily at the Federal Reserve, the effective yield on our investment portfolio for 2015 was 2.69% compared to 2.78% for 2014 on a tax equivalent basis.
During 2015, rates on the short end of the Treasury yield curve experienced an increase, due to the increase in the federal funds rate and the potential for additional increases in the federal funds rate in the near future. The long end of the curve experienced significant volatility throughout the year and ended the year up slightly from 2014. The investment strategy in 2015 prior to the acquisition of FNB was to purchase agency securities with maturities of less than five years and high quality municipal bonds with high coupons. Due to the amount of liquidity obtained as part of the acquisition, purchases made subsequently included US Treasury securities as the spread between agency and treasuries on the short end of the curve was insignificant and thus the Treasury security was purchased. Additionally, mortgage backed securities were purchased to provide a higher yield than agencies.
At December 31, 2015, the Company did not own any securities, other than government-sponsored and government-guaranteed mortgage-backed securities, that had an aggregate book value in excess of 10% of its stockholders' equity at that date.

Loans
The Bank's lending efforts have historically focused on north central Pennsylvania and southern New York. With the acquisition of FNB, this focus has grown to include Lebanon, Schuylkill and Berks County markets of south central, Pennsylvania. In addition, we opened an office in Lancaster County and hired additional lenders to further support our opportunities in the south central market. We also hired a lending team which staffs our limited branch office in Union County to support customers in central Pennsylvania. We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships that our new lending teams have with their customers, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank's website.  The Bank offers a variety of loans, although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  As of December 31, 2016, approximately 76.2% of our loan portfolio consisted of real estate loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors.
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
Commercial real estate loan terms are generally 20 years or less, with one to five year adjustable interest rates.  The adjustable rates are typically tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate with a maximum loan to value ratio of 80%. Where feasible, the Bank participates in the United States Department of Agriculture's (USDA) and Small Business Administration (SBA) guaranteed loan programs to offset risk and to further promote economic growth in our market area.  During 2016, we originated $3.1 million in USDA and SBA guaranteed commercial real estate loans.
Agriculture is an important industry in our market area. Therefore, the Bank has not only developed an agriculture lending team with significant experience that has a thorough understanding of this industry, but also hired two agricultural lending teams in 2016. Agricultural loans are made to a diversified customer base that include dairy, swine, poultry and support businesses.  Agricultural loans focus on character, cash flow and collateral, while also taking into account the particular risks of the industry.  Loan terms are generally 20 years or less, with one to five year adjustable interest rates.  The adjustable rates are typically tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate with a maximum loan to value of 80%. The Bank is a preferred lender under the USDA's Farm Service Agency (FSA) and participates in the FSA guaranteed loan program.
The Bank, as part of its commitment to the communities it serves, is an active lender for projects by our local municipalities and school districts. These loans range from short term bridge financing to 20 year term loans for specific projects. These loans are typically written at rates that adjust at least every five years. Due to the size of certain municipal loans, we have developed participation lending relationships with other community banks that allow us to meet regulatory compliance issues, while meeting the needs of the customer. At December 31, 2016, the aggregate balance of our participation loans, in which a portion was sold to other lender's totaled $40.4 million.
Activity associated with exploration for natural gas remained limited in 2016 due to the low price of natural gas produced in our area. While the Bank has loaned to companies that service the exploration activities, the Bank did not originate any loans to companies performing the actual drilling and exploration activities. Loans made by the Company were to service industry customers which included trucking companies, stone quarries and other support businesses. We also originated loans to businesses and individuals for restaurants, hotels and apartment rentals that were developed and expanded to meet the housing and living needs of the gas workers. Due to our understanding of the industry and its cyclical nature, the loans made for natural gas-related activities were originated in a prudent and cautious manner and were subject to specific policies and procedures for lending to these entities, which included lower loan to value thresholds, shortened amortization periods, and expansion of our monitoring of loan concentrations associated with this activity.

The following table shows the year-end composition of the loan portfolio for the five years ended December 31 (dollars in thousands):
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate:
Residential	$207,423	25.9	$203,407	29.3	$185,438	33.5	$187,101	34.6	$178,080	35.4
Commercial	252,577	31.6	237,542	34.2	190,945	34.5	193,087	35.7	176,710	35.2
Agricultural	123,624	15.5	57,822	8.3	24,639	4.4	22,001	4.1	18,015	3.6
Construction	25,441	3.2	15,011	2.2	6,353	1.1	8,937	1.7	12,011	2.4
Consumer	11,005	1.4	11,543	1.7	8,497	1.5	9,563	1.7	10,559	2.1
Other commercial loans	58,639	7.3	57,549	8.2	47,451	8.6	44,488	8.2	41,620	8.3
Other agricultural loans	23,388	2.9	13,657	2.0	11,065	2.0	9,541	1.8	6,260	1.2
State & political subdivision loans	97,514	12.2	98,500	14.1	79,717	14.4	65,894	12.2	59,208	11.8
Total loans	799,611	100.0	695,031	100.0	554,105	100.0	540,612	100.0	502,463	100.0
Less allowance for loan losses	8,886		7,106		6,815		7,098		6,784
Net loans	$790,725		$687,925		$547,290		$533,514		$495,679

	2016/2015		2015/2014
	Change		Change
	Amount	%	Amount	%
Real estate:
Residential	$4,016	2.0	$17,969	9.7
Commercial	15,035	6.3	46,597	24.4
Agricultural	65,802	113.8	33,183	134.7
Construction	10,430	69.5	8,658	136.3
Consumer	(538)	(4.7)	3,046	35.8
Other commercial loans	1,090	1.9	10,098	21.3
Other agricultural loans	9,731	71.3	2,592	23.4
State & political subdivision loans	(986)	(1.0)	18,783	23.6
Total loans	$104,580	15.0	$140,926	25.4

2016
Total loans grew $104.6 million in 2016 from $695.0 million at the end of 2015 to $799.6 million at the end of 2016. During 2016, the Company experienced growth in agricultural real estate loans of $65.8 million, commercial real estate loans of $15.0 million, construction loans of $10.4 million, other agricultural loans of $9.7 million and other commercial loans of $1.1 million The increases in these areas is the result of entering into the south central Pennsylvania market via the FNB acquisition, the hiring of additional agricultural and commercial lenders in the south central market and the hiring of an agricultural lending team to enter the central Pennsylvania market.
The increase of $4.0 million in residential loans was due us entering the south central Pennsylvania market and making additional residential loans in this market. During 2016, $22.2 million of loans were originated for sale on the secondary market, which compares to $18.9 million for 2015.  For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.  Management continues to build technologies which make it easier and more efficient for customers to choose the Company for their mortgage needs.

2015
Total loans grew $140.9 million in 2015 from $554.1 million at the end of 2014 to $695.0 million at the end of 2015. The primary driver of the increase was $115.2 million in loans acquired from the acquisition of FNB as of December 11, 2015. The remaining growth was the result of our continued emphasis on growing commercial, agricultural and municipal relationships through well collateralized loans to meet our customers' needs.
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
The following table shows the maturity of commercial business and agricultural, state and political subdivision loans,  commercial real estate loans, and construction loans as of December 31, 2016, classified according to the sensitivity to changes in interest rates within various time intervals (in thousands).  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Commercial,
	municipal,	Real estate
	agricultural	construction	Total
Maturity of loans:
One year or less	$18,268	$-	$18,268
Over one year through five years	67,521	4,490	72,011
Over five years	469,953	20,951	490,904
Total	$555,742	$25,441	$581,183
Sensitivity of loans to changes in interest
rates - loans due after December 31, 2015:
Predetermined interest rate	$88,222	$7,810	$96,032
Floating or adjustable interest rate	449,252	17,631	466,883
Total	$537,474	$25,441	$562,915
Allowance for Loan Losses and Credit Quality Risk
The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the change in the allowance for loan losses and a summary of our non-performing assets for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. All non-accruing troubled debt restructurings (TDRs) are also included the non-accruing loans totals.

	December 31,
	2016	2015	2014	2013	2012
Balance
at beginning of period	$7,106	$6,815	$7,098	$6,784	$6,487
Charge-offs:
Real estate:
Residential	85	66	97	17	95
Commercial	100	84	516	62	2
Consumer	100	47	47	54	54
Other commercial loans	55	41	250	1	21
Other agricultural loans	-	-	-	-	-
Total loans charged-off	340	238	910	134	172
Recoveries:
Real estate:
Residential	-	-	-	5	-
Commercial	479	14	15	5	9
Consumer	88	33	27	33	33
Other commercial loans	33	2	-	-	-
Other agricultural loans	-	-	-	-	7
Total loans recovered	600	49	42	43	49

Net loans charged-off (recovered)	(260)	189	868	91	123
Provision charged to expense	1,520	480	585	405	420
Balance at end of year	$8,886	$7,106	$6,815	$7,098	$6,784

Loans outstanding at end of period	$799,611	$695,031	$554,105	$540,612	$502,463
Average loans outstanding, net	$725,881	$577,992	$540,541	$516,748	$496,822
Non-performing assets:
Non-accruing loans	$11,454	$6,531	$6,599	$8,097	$8,067
Accrual loans - 90 days or more past due	405	623	836	697	506
Total non-performing loans	$11,859	$7,154	$7,435	$8,794	$8,573
Foreclosed assets held for sale	1,036	1,354	1,792	1,360	616
Total non-performing assets	$12,895	$8,508	$9,227	$10,154	$9,189

Troubled debt restructurings (TDR)
Non-accruing TDRs	$6,758	$3,397	$3,654	$4,701	$4,834
Accruing TDRs	6,095	2,243	2,502	2,510	193
Total troubled debt restructurings	$12,853	$5,640	$6,156	$7,211	$5,027
Net charge-offs to average loans	-0.04%	0.03%	0.16%	0.02%	0.02%
Allowance to total loans	1.11%	1.02%	1.23%	1.31%	1.35%
Allowance to total non-performing loans	74.93%	99.33%	91.66%	80.71%	79.13%
Non-performing loans as a percent of loans
net of unearned income	1.48%	1.03%	1.34%	1.63%	1.71%
Non-performing assets as a percent of loans
net of unearned income	1.61%	1.22%	1.67%	1.88%	1.83%
The Company utilizes a disciplined and thorough loan review process based upon our internal loan policy approved by the Company's Board of Directors.  The purpose of the review is to assess loan quality, analyze delinquencies, identify problem loans, evaluate potential charge-offs and recoveries, and assess general overall economic conditions in the markets served.  An external independent loan review is performed on our commercial portfolio semi-annually for the Company.  The external consultant is engaged to 1) review a minimum of 55% (60% of loans prior to 2013) of the dollar volume of the commercial loan portfolio on an annual basis, 2) new loans originated for over $1.0 million in the last year, 3) a majority of borrowers with commitments greater than or equal to $1.0 million,  4) review selected loan relationships over $750,000 which are over 30 days past due, or classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate. As part of this review, our underwriting process and loan grading system is evaluated.

Management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate as of December 31, 2016.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank's allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.
On a monthly basis, problem loans are identified and updated primarily using internally prepared past due reports.  Based on data surrounding the collection process of each identified loan, the loan may be added or deleted from the monthly watch list.  The watch list includes loans graded special mention, substandard, doubtful, and loss, as well as additional loans that management may choose to include.  Watch list loans are continually monitored going forward until satisfactory conditions exist that allow management to upgrade and remove the loan from the watchlist.  In certain cases, loans may be placed on non-accrual status or charged-off based upon management's evaluation of the borrower's ability to pay.  All commercial loans, which include commercial real estate, agricultural real estate, state and political subdivision loans, other commercial loans and other agricultural loans, on non-accrual are evaluated quarterly for impairment.
The adequacy of the allowance for loan losses is subject to a formal, quarterly analysis by management of the Company.  In order to better analyze the risks associated with the loan portfolio, the entire portfolio is divided into several categories.  As stated above, loans on non-accrual status are specifically reviewed for impairment and given a specific reserve, if appropriate.  Loans evaluated and not found to be impaired are included with other performing loans, by category, by their respective homogenous pools.  Three year average historical loss factors were calculated for each pool and applied to the performing portion of the loan category for each year presented. The historical loss factors for both reviewed and homogeneous pools are adjusted based upon the following qualitative factors:
•	Level of and trends in delinquencies, impaired/classified loans
▪	Change in volume and severity of past due loans
▪	Volume of non-accrual loans
▪	Volume and severity of classified, adversely or graded loans
•	Level of and trends in charge-offs and recoveries
•	Trends in volume, terms and nature of the loan portfolio
•	Effects of any changes in risk selection and underwriting standards and any other changes in lending and recovery policies, procedures and practices
•	Changes in the quality of the Bank's loan review system
•	Experience, ability and depth of lending management and other relevant staff
•	National, state, regional and local economic trends and business conditions
▪	General economic conditions
▪	Unemployment rates
▪	Inflation / CPI
▪	Changes in values of underlying collateral for collateral-dependent loans
•	Industry conditions including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses.
•	Existence and effect of any credit concentrations, and changes in the level of such concentrations
•	Any change in the level of board oversight

See also "Note 4 – Loans and Related Allowance for Loan Losses" to the consolidated financial statements.

The allowance for loan losses was $8,886,000 or 1.11% of total loans as of December 31, 2016 as compared to $7,106,000 or 1.02% of loans as of December 31, 2015.  The $1,780,000 increase is a result of a $1,520,000 provision for loan losses plus net recoveries of $260,000. In the third quarter of 2016, a loan paid off on which management fully collected a previous charge-off of $463,000, which is the reason for the net recoveries in 2016. The decrease as a percent of loans for 2016 and 2015 compared to 2014, 2013 and 2012 is attributable to the increase in loans as part of the acquisition of FNB and the associated purchase accounting adjustments that were applied to the FNB loan portfolio. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of December 31:
	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$1,064	25.9	$905	29.3	$878	33.5	$946	34.6	$875	35.4
Commercial	3,589	31.6	3,376	34.2	3,419	34.5	3,983	35.7	3,897	35.2
Agricultural	1,494	15.5	409	8.3	451	4.4	575	4.1	390	3.6
Construction	47	3.2	24	2.2	26	1.1	50	1.7	38	2.4
Consumer	122	1.4	102	1.7	84	1.5	105	1.7	119	2.1
Other commercial loans	1,327	7.3	1,183	8.2	1,007	8.6	686	8.2	728	8.3
Other agricultural loans	312	2.9	122	2.0	217	2.0	256	1.8	150	1.2
State & political subdivision loans	833	12.2	593	14.1	545	14.4	330	12.2	271	11.8
Unallocated	98	N/A	392	N/A	188	N/A	167	N/A	316	N/A
Total allowance for loan losses	$8,886	100.0	$7,106	100.0	$6,815	100.0	$7,098	100.0	$6,784	100.0
As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank's allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate loans total 47.1% of the loan portfolio, 57.2% of the allowance is assigned to these portions of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions. Residential real estate loans comprise 25.9% of the loan portfolio as of December 31, 2016 and 12.0% of the allowance is assigned to this segment as generally there are less inherent risks then commercial and agricultural loans.
The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2015 to December 31, 2016 in non-performing loans (dollars in thousands).  Non-performing loans include those loans that are contractually past due 90 days or more and non-accrual loans.  Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	December 31, 2016				December 31, 2015
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days	90 Days Past	Non-	Total Non-	30 - 89 Days	90 Days Past	Non-	Total Non-
	Past Due	Due Accruing	accrual	Performing	Past Due	Due Accruing	accrual	Performing
Real estate:
Residential	$1,010	$333	$1,570	$1,903	$1,273	$394	$1,008	$1,402
Commercial	1,703	-	4,445	4,445	859	60	4,422	4,482
Agricultural	-	-	1,340	1,340	344	-	34	34
Construction	-	-	-	-	-	-	-	-
Consumer	131	67	42	109	262	9	55	64
Other commercial loans	78	-	4,057	4,057	310	160	1,012	1,172
Other agricultural loans	77	5	-	5	9	-	-	-
Total nonperforming loans	$2,999	$405	$11,454	$11,859	$3,057	$623	$6,531	$7,154

	Change in Non-Performing Loans
	2016 / 2015
	Amount	%
Real estate:
Residential	$501	35.7
Commercial	(37)	(0.8)
Agricultural	1,306	3,841.2
Construction	-	-
Consumer	45	70.3
Other commercial loans	2,885	246.2
Other agricultural loans	5	N/A
Total nonperforming loans	$4,705	65.8

The following table shows the distribution of non-performing loans by loan category (dollars in thousands) for the past five years as of December 31:
	Non-Performing Loans
	2016	2015	2014	2013	2012
Real estate:
Residential	$1,903	$1,402	$1,174	$1,037	$995
Commercial	4,445	4,482	5,320	7,591	7,194
Agricultural	1,340	34	-	-	-
Construction	-	-	-	-	-
Consumer	109	64	53	16	4
Other commercial loans	4,057	1,172	888	150	380
Other agricultural loans	5	-	-	-	-
State & political subdivision loans	-	-	-	-	-
Total nonperforming loans	11,859	7,154	7,435	8,794	8,573
For the year ended December 31, 2016, we recorded a provision for loan losses of $1,520,000 which compares to $480,000 for the same period in 2015, an increase of $1,040,000. The increase is primarily attributable to the organic loan growth for 2016 and the increase in non-performing and classified assets experienced during 2016. Non-performing loans increased $4,705,000 from December 31, 2015 to December 31, 2016 with the increase being primarily related to two relationships with a total balance of $5,049,000 at December 31, 2016. At December 31, 2016, approximately 67.8% of the Bank's non-performing loans are associated with the following three customer relationships:
•
A commercial customer with a total loan relationship of $3.7 million secured by undeveloped land, stone quarries and equipment was on non-accrual status as of December 31, 2016. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer, who provides excavation services and stone for pad construction related to these activities. Management reviewed the collateral value and determined that no specific reserve was required as of December 31, 2016.

•
A commercial customer with a total loan relationship of $3.0 million secured by approximately 160 residential properties was on non-accrual status as of December 31, 2016. In the first quarter of 2011, the Company and borrower entered into a forbearance agreement to restructure the debt. In July of 2013, the customer filed for bankruptcy under Chapter 11 and a Trustee was appointed in January of 2014. In 2015, the Trustee decreased the loan payments below what was agreed to in the forbearance agreement. This decrease is currently being litigated in bankruptcy court. As a result of the decrease, the relationship has become more than 90 days past due. During 2016, the Company appraised the underlying collateral. The appraisals indicated a slight decrease in collateral values compared to the appraisals ordered for the loan origination, however, the loan is still considered well secured on a loan to value basis. We continue to monitor the bankruptcy proceedings to identify potential changes in the customer's operations and the impact these would have on the loan payments for our loans to the customer and the underlying collateral that supports these loans. As of December 31, 2016, there was no specific reserve for this relationship.

•
An agricultural customer with a relationship of approximately $1.3 million secured by land, agricultural buildings and equipment was placed on non-accrual status in 2016. The customers transition to organic farming and contractual issues with a supplier have significantly impacted the cash flows from the customer's activities The customer is currently marketing the real estate and buildings for sale. Management reviewed the collateral value and determined that a specific reserve of $54,000 was required as of December 31, 2016.

Management believes that the allowance for loan losses at December 31, 2016 was adequate at that date, which was based on the following factors:
•	Two loan relationships comprise 56.5% of the non-performing loan balance, whose debt is considered well collateralized as of December 31, 2016.
•	In 2016, we experienced a net recovery and in 2015 net and gross charge-offs returned to their low historical rate of .03%.
•	Real estate values in the Bank's primary market areas have only decreased slightly with the decrease in the market price for natural gas.

Bank Owned Life Insurance
The Company holds bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of December 31, 2016 and 2015, the cash surrender value of the life insurance was $26.2 million and $25.5 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations.  The amounts recorded as non-interest income totaled $688,000, $628,000 and $507,000 in 2016, 2015 and 2014, respectively.  The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers' credit ratings.
Effective January 1, 2015, the Company restructured its agreements so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under the restructured agreements, the employee's beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB, provide a fixed dollar benefit for the beneficiaries estate, which is dependent on several factors including whether the covered individual was a Director of FNB or an employee of FNB and their salary level. As of December 31, 2016, included in other liabilities on the Consolidated Balance sheet is a liability of $569,000 for the obligation under the split-dollar benefit agreements.

Other Assets
2016
Other assets increased $9.1 million in 2016 to $21.2 million from $12.1 million in 2015. As the result of an investment sale not settling until 2017, other assets increased $7.6 million. As a result of an increase in FHLB borrowings regulatory stock increased $1.8 million.
2015
      Other assets increased $5.4 million in 2015 to $12.1 million from $6.7 million in 2014. As a result of the decrease in the market value of the Company's investment portfolio and the acquisition of FNB, net deferred taxes changed from a liability of $28,000 as of December 31, 2014 to an asset of $3.5 million as of December 31, 2015. As a result of the acquisition of FNB, regulatory stock increased $1.4 million.
Deposits
The following table shows the breakdown of deposits by deposit type (dollars in thousands) at December 31:
	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Non-interest-bearing deposits	$147,425	14.7	$150,960	15.3	$95,526	12.3
NOW accounts	305,862	30.4	279,655	28.3	226,038	29.2
Savings deposits	170,722	17.0	170,277	17.2	108,252	14.0
Money market deposit accounts	116,880	11.6	105,229	10.7	95,350	12.3
Certificates of deposit	264,614	26.3	281,910	28.5	248,767	32.2
Total	$1,005,503	100.0	$988,031	100.0	$773,933	100.0

	2016/2015		2015/2014
	Change		Change
	Amount	%	Amount	%
Non-interest-bearing deposits	$(3,535)	(2.3)	$55,434	58.0
NOW accounts	26,207	9.4	53,617	23.7
Savings deposits	445	0.3	62,025	57.3
Money market deposit accounts	11,651	11.1	9,879	10.4
Certificates of deposit	(17,296)	(6.1)	33,143	13.3
Total	$17,472	1.8	$214,098	27.7

2016
Total deposits increased $17.5 million in 2016, or 1.8%.  The primary driver of the increase was an increase in public deposits. This was due to the fact that at December 31, 2015, the Commonwealth of Pennsylvania had not passed a budget for the 2015-2016 fiscal year and as a result was not passing funds through to local public governments who maintain their deposit accounts with the Company. As a result, to fund operations, these entities were experiencing significant decreases in their deposit balances. Once a budget was passed in 2016, funding was restored to the local public governments.
Non-interest bearing deposits decreased $3.5 million in 2016.  As a percentage of total deposits, non-interest bearing deposits totaled 14.7% as of the end of 2016, which compares to 15.3% at the end of 2015. In order to manage our overall cost of funds, the Company continues to focus on adding low cost deposits by having several checking products available for retail customers as well as being the primary checking account for commercial customers who also have loans with the Company.
NOW accounts increased by $26.2 million and money market deposit accounts increased by $11.7 million since the end of 2015.  The primary causes of the increase in NOW accounts and money market accounts was the resolution of the  Pennsylvania budget stalemate described previously and transfers from certificates of deposit. Certificates of deposits decreased in 2016 by a total of $17.3 million. During 2016 the Company continued to pay historically low rates on certificates of deposits due to the interest rate environment. Certain customers who typically utilize certificate of deposits as a means of generating income or as a longer term investment option, were moving funds into money market and savings accounts that still paid interest in order to maintain flexibility for potentially rising interest rates. The rates paid on certificates of deposit by the Company remain competitive with rates paid by our competition.

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
Excluding the impact of the acquisition, certificates of deposits decreased in 2015 by a total of $9.5 million. During 2015 the Company continued to pay historically low rates on certificates of deposits, which resulted in the Company's customers looking for other investment alternatives and liquidity.

Remaining maturities of certificates of deposit of $100,000 or more are as follows (dollars in thousands) at December 31:
	2016	2015	2014
3 months or less	$13,402	$17,475	$13,036
Over 3 months through 6 months	10,299	11,804	13,908
Over 6 months through 12 months	41,481	27,226	28,042
Over 12 months	59,324	69,875	57,211
Total	$124,506	$126,380	$112,197
As a percent of total
certificates of deposit	47.05%	44.83%	45.10%
Interest expense on certificates of deposit of $100,000 or more amounted to  $1,415,000, $1,406,000 and $1,379,000 for the years ended December 31, 2016, 2015, and 2014, respectively.
Deposits by type of depositor are as follows (dollars in thousands) at December 31:
	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Individuals	$624,030	62.0	$634,109	64.2	$468,595	60.5
Businesses and other organizations	200,718	20.0	193,527	19.6	149,983	19.4
State & political subdivisions	180,755	18.0	160,395	16.2	155,355	20.1
Total	$1,005,503	100.0	$988,031	100.0	$773,933	100.0

Borrowed Funds
2016
Borrowed funds increased $38.0 million during 2016. The increase was associated with an increase of $39.7 million of short term borrowings from the FHLB, which was used to fund the organic loan growth experienced by the Bank in 2016. The increase was offset by a decrease of $1.7 in repurchase agreements. Term loans totaled $16.5 million as of December 31, 2016 and 2015 (see Note 9 of the consolidated financial statements for additional information).  Management continually monitors interest rates in order to minimize interest rate risk in future years and as part of this may extend some of the short term borrowings via term notes. Short term borrowings from the FHLB were $41.3 million as of December 21, 2016 compared to $1.6 million as of December 31, 2015.
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
Other Liabilities
2016
Other liabilities increased $1.0 million during 2016, or 8.08%. The primary driver of this increase was a contract enhancement payment, which will be recognized over the life of the contract of five years, which had a balance at December 31, 2016 of $1.3 million.
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
Our Board of Directors determines our dividend rate after considering our capital requirements, current and projected net income, and other factors. In 2016 and 2015, the Company paid out 44.1% and 46.0% of net income in dividends, respectively. The dividend paid in 2015 included special dividend of $0.10 per share, respectively, which was paid in the third quarter of 2015. There were no special dividends in 2016

As of December 31, 2016, the total number of common shares outstanding was 3,319,704. For comparative purposes, outstanding shares for prior periods were adjusted for the June 2016 stock dividend in computing earnings and cash dividends per share as detailed in Note 1 of the consolidated financial statements. During 2016, we purchased 66,110 shares of treasury stock at a weighted average cost of $48.82 per share. The Company awarded 4,110 shares of restricted stock to employees and 1,016 shares to the Board of Directors under equity incentive programs.
There are currently four federal regulatory measures of capital adequacy. The Company's ratios meet the regulatory standards for well capitalized for 2016 and 2015, as detailed in Note 14 of the consolidated financial statements.
2016
Stockholders' equity increased 2.9% in 2016 to $123.3 million.  Excluding accumulated other comprehensive income, which is the after-tax effect of unrealized holding gains and losses on available-for-sale securities and additional pension obligation, stockholders' equity increased $4.7 million, or 3.9%. This increase is due to net income of $12,638,000, offset by net cash dividends of $5,081,000 and net treasury stock activity of $2,391,000. All of the Company's investment securities are classified as available-for-sale, making this portion of the Company's balance sheet more sensitive to the changing market value of investments. Accumulated other comprehensive income decreased $1,156,000 from December 31, 2015 primarily as result of the decrease in the fair market value of the investment portfolio. Total stockholders' equity was approximately 10.08% of total assets as of December 31, 2016, compared to 10.30% of total assets as of December 31, 2015.
2015
Stockholders' equity increased 19.1% in 2015 to $119.8 million.  Excluding accumulated other comprehensive income, stockholders' equity increased $20.2 million, or 20.3%.  This increase is due to issuing 336,515 shares with a value of $16.0 million for the FNB acquisition, net income of $11.6 million, offset by net cash dividends of $5.2 million and the purchase of treasury stock of $2.5 million. Accumulated other comprehensive income (loss) decreased $1,003,000 from December 31, 2014 primarily as result of the decrease in the fair market value of the investment portfolio. Total equity was approximately 10.30% of total assets as of December 31, 2015, compared to 10.87% of total assets as of December 31, 2014.
LIQUIDITY
Liquidity is a measure of the Company's ability to efficiently meet normal cash flow requirements of both borrowers and depositors. Liquidity is needed to meet depositors' withdrawal demands, extend credit to meet borrowers' needs, provide funds for normal operating expenses and cash dividends, and fund future capital expenditures.
To maintain proper liquidity, we use funds management policies along with our investment and asset liability policies to assure we can meet our financial obligations to depositors, credit customers and stockholders.  Management monitors liquidity by reviewing loan demand, investment opportunities, deposit pricing and the cost and availability of borrowing funds. Additionally, the bank has established various limits and ratios to monitor liquidity. On a quarterly basis, we stress test our liquidity position to ensure that the Bank has the capability of meeting its cash flow requirements in the event of unforeseen circumstances. The Company's historical activity in this area can be seen in the Consolidated Statement of Cash Flows from investing and financing activities.
Cash generated by operating activities, investing activities and financing activities influences liquidity management. The most important source of funds is the deposits that are primarily core deposits (deposits from customers with other relationships). Short-term debt from the Federal Home Loan Bank supplements the Company's availability of funds as well as a line of credit arrangement with a corresponding bank.  Other sources of short-term funds include brokered CDs and the sale of loans, if needed.

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is detailed. Other significant uses of funds are capital expenditures, purchase of loans and acquisition premiums. Surplus funds are then invested in investment securities.
Capital expenditures in 2016 totaled $587,000, which included:
▪	ATM upgrades totaling $329,000
▪	Leasehold improvements to open the Mount Joy branch and the Winfield limited branch office totaling $137,000
▪	Computer and copier upgrades totaling $98,000
▪	Bank vehicle replacement of $17,000
Capital expenditures in 2015 totaled $776,000, which included:
▪	Completion of the Mill Hall branch construction and equipment for the branch totaling $488,000
▪	Signage for buildings acquired in the acquisition of $30,700
▪	Computer and copier upgrades totaling $62,900
▪	Bank vehicle replacement of $24,500
▪	Card pinning machines for various branches totaling $27,200
▪	ATM upgrades totaling $20,000

We expect these expenditures will allow us to support our growth initiatives over the next decade, create greater operating efficiency and provide the customer with higher quality banking services.
In addition to the Bank's cash balances, the Bank achieves additional liquidity primarily from its investment in the FHLB of Pittsburgh and the resulting borrowing capacity obtained through this investment, investments that mature in less than one year and expected principal repayments from mortgage backed securities.  The Bank has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $343.2 million, inclusive of any outstanding amounts, as a source of liquidity.  The Bank also has a federal funds line with a third party provider in the amount of $10.0 million as of December 31, 2016, which is unsecured and a borrower in custody agreement was established with the FRB in the amount of $4.4 million, which is collateralized by $15.6 million of municipal loans.
The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company's primary source of income is dividends received from the Bank.  The Bank may not declare a dividend without approval of the FRB, unless the dividend to be declared by the Bank's Board of Directors does not exceed the total of:  (i) the Bank's net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The FRB, the OCC, the PDB and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At December 31, 2016, the Company (unconsolidated basis) had liquid assets of $2.2 million.
CONTRACTUAL OBLIGATIONS
The Company has various financial obligations, including contractual obligations which may require cash payments. The following table presents as of December 31, 2016, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the obligations can be found in Notes 8, 9 and 16 to the Consolidated Financial Statements.

	One year	One to	Three to	Over Five
Contractual Obligations	or Less	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$740,889	$-	$-	$-	$740,889
Time deposits	128,641	83,395	47,623	4,955	264,614
FHLB Advances	41,330	-	-	-	41,330
Long-term borrowings - FHLB	2,000	3,000	6,800	4,725	16,525
Note Payable	7,500	-	-	-	7,500
Repurchase agreements	13,203	-	1,104	-	14,307
Operating leases	251	512	256	241	1,260
Total	$933,814	$86,907	$55,783	$9,921	$1,086,425
OFF-BALANCE SHEET ARRANGEMENTS
In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers' requests for funding and take the form of loan commitments, unused lines of credit and letters of credit. For information about our loan commitments, unused lines of credit and letters of credit, see Note 15 of the notes to consolidated financial statements.
For the year ended December 31, 2016, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
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
At December 31, 2016, the Company had equity securities that represent only 0.9% of our investment portfolio, and therefore equity risk is not significant.
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
The following table shows the cumulative static gap (at amortized cost) for various time intervals (dollars in thousands):

Maturity or Re-pricing of Company Assets and Liabilities as of December 31, 2016
	Within	Four to	One to	Two to	Three to	Over
	Three	Twelve	Two	Three	Five	Five
	Months	Months	Years	Years	Years	Years	Total
Interest-earning assets:
Interest-bearing deposits at banks	$900	$744	$2,480	$3,232	$499	$-	$7,855
Investment securities	34,903	45,132	69,996	76,690	67,983	15,514	310,218
Residential mortgage loans	32,514	49,078	44,303	31,285	35,679	14,179	207,038
Construction loans	3,895	11,163	10,383	-	-	-	25,441
Commercial and farm loans	147,371	56,866	78,166	54,341	103,349	18,135	458,228
Loans to state & political subdivisions	1,921	16,200	32,191	5,624	10,538	31,040	97,514
Other loans	2,996	2,517	2,208	1,175	1,053	1,441	11,390
Total interest-earning assets	$224,500	$181,700	$239,727	$172,347	$219,101	$80,324	$1,117,684
Interest-bearing liabilities:
NOW accounts	$180,091	$-	$-	$-	$-	$125,771	$305,862
Savings accounts	-	-	-	-	-	170,722	170,722
Money Market accounts	102,013	-	-	-	-	14,867	116,880
Certificates of deposit	38,576	94,316	45,857	33,868	47,622	4,375	264,614
Short-term borrowing	54,533	-	-	-	-	-	54,533
Long-term borrowing	7,500	2,000	1,000	2,000	7,904	4,725	25,129
Total interest-bearing liabilities	$382,713	$96,316	$46,857	$35,868	$55,526	$320,460	$937,740
Excess interest-earning
assets (liabilities)	$(147,118)	$85,384	$192,870	$136,479	$163,575	$(240,151)
Cumulative interest-earning assets	$224,500	$406,200	$645,927	$818,274	$1,037,375	$1,117,684
Cumulative interest-bearing liabilities	382,713	479,029	525,886	561,754	617,280	937,740
Cumulative gap	$(158,213)	$(72,829)	$120,0416	$256,520	$420,095	$179,944
Cumulative interest rate
sensitivity ratio (1)	0.59	0.85	1.23	1.46	1.68	1.19

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
Gap analysis, one of the methods used by us to analyze interest rate risk, does not necessarily show the precise impact of specific interest rate movements on the Bank's net interest income because the re-pricing of certain assets and liabilities is discretionary and is subject to competition and other pressures. In addition, assets and liabilities within the same period may, in fact, be repaid at different times and at different rate levels. We have not experienced the kind of earnings volatility that might be indicated from gap analysis.
The Bank currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Bank's risk exposure.  In this analysis, the Bank examines the results of movements in interest rates with additional assumptions made concerning the timing of interest rate changes, prepayment speeds on mortgage loans and mortgage securities and deposit pricing movements.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of December 31, 2016 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-100 Shock	$38,080	$(890)	(2.28)
Base	38,970
+100 Shock	38,261	(709)	(1.82)
+200 Shock	37,447	(1,523)	(3.91)
+300 Shock	36,468	(2,502)	(6.42)
+400 Shock	35,373	(3,597)	(9.23)
The model makes estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage backed securities, call activity of other investment securities, and deposit selection, re-pricing and maturity structure.  Because of these assumptions, actual results could differ significantly from these estimates which would result in significant differences in the calculated projected change on net interest income. Additionally, the changes above do not necessarily represent the level of change under which management would undertake specific measures to realign its portfolio in order to reduce the projected level of change. The projections above utilize a static balance sheet and do not include any changes that may result from the growth of the Bank. Management has developed policy limits for acceptable changes in net interest income for multiple scenarios, including shock scenarios. As of December 31, 2016, changes in net interest income projected for all scenarios, including the shock scenarios noted above are in line with Bank policy limits for interest rate risk.
CRITICAL ACCOUNTING POLICIES
 The Company's accounting policies are integral to understanding the results reported.  The accounting policies are described in detail in Note 1 of the consolidated financial statements.  Our most complex accounting policies require management's judgment to ascertain the valuation of assets, liabilities, commitments and contingencies.  We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period.   In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner.  The following is a brief description of our current accounting policies involving significant management valuation judgments.
Other than Temporary Impairment
 All securities are evaluated periodically to determine whether a decline in their value is other than temporary and is a matter of judgment.  For debt securities, management considers whether the present value of cash flows expected to be collected are less than the security's amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company's intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security's amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company's policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.
Allowance for Loan Losses
Arriving at an adequate level of allowance for loan losses involves a high degree of judgment.  The Company's allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio.

Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen.  This evaluation is inherently subjective as it requires significant estimates that may be susceptible to significant change, subjecting the Bank to volatility of earnings.  The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.  For a full discussion of the Company's methodology of assessing the adequacy of the reserve for loan losses, refer to Note 1 of the consolidated financial statements.
Goodwill and Other Intangible Assets
As discussed in Note 1 of the consolidated financial statements, the Company must assess goodwill and other intangible assets each year for impairment.  This assessment involves estimating the fair value of the Company's reporting units.  If the fair value of the reporting unit is less than its carrying value including goodwill, we would be required to take a charge against earnings to write down the assets to the lower value.
Pension Benefits
Pension costs and liabilities are dependent on assumptions used in calculating such amounts.  These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors.  In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation of future periods.  While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company's pension obligations and future expense.  Our pension benefits are described further in Note 10 of the "Notes to Consolidated Financial Statements."
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
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
This information is included under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate and Market Risk Management", appearing in this Annual Report on Form 10-K.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Citizens Financial Services, Inc.
Consolidated Balance Sheet
		December 31,
(in thousands, except share data)		2016	2015
ASSETS:
Cash and cash equivalents:
Noninterest-bearing		$16,854	$14,088
Interest-bearing		900	10,296
Total cash and cash equivalents		17,754	24,384
Interest bearing time deposits with other banks		6,955	7,696
Available-for-sale securities		314,017	359,737
Loans held for sale		1,827	603
Loans (net of allowance for loan losses:
2016,	$8,886; 2015, $7,106)	790,725	687,925
Premises and equipment, net		17,030	17,263
Accrued interest receivable		4,089	4,211
Goodwill		21,089	21,089
Bank owned life insurance		26,223	25,535
Other intangibles		2,096	2,437
Unsettled security sales		7,759	-
Other assets		13,454	12,104
TOTAL ASSETS		$1,223,018	$1,162,984
LIABILITIES:
Deposits:
Noninterest-bearing		$147,425	$150,960
Interest-bearing		858,078	837,071
Total deposits		1,005,503	988,031
Borrowed funds		79,662	41,631
Accrued interest payable		720	734
Other liabilities		13,865	12,828
TOTAL LIABILITIES		1,099,750	1,043,224
STOCKHOLDERS' EQUITY:
Preferred Stock $1.00 par value; authorized 3,000,000 shares
2016 and 2015; none issued in 2016 or 2015		-	-
Common Stock
$1.00 par value; authorized 15,000,000 shares 2016 and 2015;
issued 3,704,375 and 3,671,751 shares in 2016 and 2015,
respectively		3,704	3,672
Additional paid-in capital		42,250	40,715
Retained earnings		91,278	85,790
Accumulated other comprehensive loss		(1,392)	(236)
Treasury stock, at cost:
384,671 and 335,876 shares for 2016 and 2015, respectively		(12,572)	(10,181)
TOTAL STOCKHOLDERS' EQUITY		123,268	119,760
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$1,223,018	$1,162,984
See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Income
Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$35,844	$29,039	$28,324
Interest-bearing deposits with banks	221	142	82
Investment securities:
Taxable	3,687	3,102	3,337
Nontaxable	2,970	3,152	3,354
Dividends	283	218	194
TOTAL INTEREST AND DIVIDEND INCOME	43,005	35,653	35,291
INTEREST EXPENSE:
Deposits	4,247	4,113	4,347
Borrowed funds	794	707	606
TOTAL INTEREST EXPENSE	5,041	4,820	4,953
NET INTEREST INCOME	37,964	30,833	30,338
Provision for loan losses	1,520	480	585
NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	36,444	30,353	29,753
NON-INTEREST INCOME:
Service charges	4,461	4,126	4,297
Trust	693	673	688
Brokerage and insurance	766	720	567
Investment securities gains, net	255	429	616
Gains on loans sold	449	404	236
Earnings on bank owned life insurance	688	628	507
Other	587	443	445
TOTAL NON-INTEREST INCOME	7,899	7,423	7,356
NON-INTEREST EXPENSES:
Salaries and employee benefits	16,410	12,504	11,505
Occupancy	1,900	1,424	1,287
Furniture and equipment	644	506	362
Professional fees	1,094	846	820
Federal depository insurance	572	464	461
Pennsylvania shares tax	690	713	686
Amortization of intangibles	327	-	-
Merger and acquisition	-	1,103	237
ORE expenses	389	969	299
Other	6,645	4,900	4,508
TOTAL NON-INTEREST EXPENSES	28,671	23,429	20,165
Income before provision for income taxes	15,672	14,347	16,944
Provision for income taxes	3,034	2,721	3,559
NET INCOME	$12,638	$11,626	$13,385
PER COMMON SHARE DATA:
NET INCOME - BASIC	$3.78	$3.79	$4.36
NET INCOME - DILUTED	$3.78	$3.79	$4.36
CASH DIVIDENDS PER SHARE	$1.66	$1.71	$2.15

Number of shares used in computation - basic	3,341,933	3,063,906	3,070,922
Number of shares used in computation - diluted	3,343,489	3,065,266	3,072,217
Per share data has been restated to reflect a 1% stock dividend paid on June 30, 2016
See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Changes in Comprehensive Income
Year Ended December 31,

(in thousands)	2016	2015	2014
Net Income	$12,638	$11,626	$13,385

Other Comprehensive income (loss)
Securities available for sale
Unrealized holding gain (loss) during the period	(1,105)	(920)	5,465
Income tax benefit	375	314	(1,857)
	(730)	(606)	3,608
Reclassification adjustment for gains
included in income	(255)	(429)	(616)
Income tax benefit	87	146	209
	(168)	(283)	(407)

Change in unrecognized pension costs	(391)	(172)	(1,832)
Income tax benefit	133	58	623
	(258)	(114)	(1,209)

Net other comprehensive income (loss)	(1,156)	(1,003)	1,992
Comprehensive income	$11,482	$10,623	$15,377

See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Changes in Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2013	3,305,517	$3,306	$23,562	$74,325	$(1,225)	$(7,912)	$92,056
Comprehensive income:
Net income				13,385			13,385
Net other comprehensive income					1,992		1,992
Stock dividend	29,719	29	1,568	(1,597)			-
Purchase of treasury stock (15,474 shares)						(814)	(814)
Restricted stock and Board of Director awards			(189)			19	(170)
Restricted stock vesting			200				200
Cash dividend reinvestment paid from treasury stock			9	(480)		471	-
Cash dividends, $2.15 per share				(6,121)			(6,121)
Balance, December 31, 2014	3,335,236	3,335	25,150	79,512	767	(8,236)	100,528

Comprehensive income:
Net income				11,626			11,626
Net other comprehensive loss					(1,003)		(1,003)
Stock issued for acquisition	336,515	337	15,647				15,984
Purchase of treasury stock (49,465 shares)						(2,455)	(2,455)
Restricted stock and Board of Director awards			(256)			308	52
Restricted stock vesting			179				179
Forfeited restricted stock			7			(7)	-
Cash dividend reinvestment paid from treasury stock			(12)	(197)		209	-
Cash dividends, $1.71 per share				(5,151)			(5,151)
Balance, December 31, 2015	3,671,751	3,672	40,715	85,790	(236)	(10,181)	119,760

Comprehensive income:
Net income				12,638			12,638
Net other comprehensive loss					(1,156)		(1,156)
Stock dividend	32,624	32	1,542	(1,574)			-
Purchase of treasury stock (66,110 shares)						(3,227)	(3,227)
Restricted stock, executive and Board of Director awards			(197)			288	91
Restricted stock vesting			184				184
Reissuance of treasury stock for employee stock purchase plan			(1)			60	59
Forfeited restricted stock			4			(4)	-
Cash dividend reinvestment paid from treasury stock			3	(495)		492	-
Cash dividends, $1.66 per share				(5,081)			(5,081)
Balance, December 31, 2016	3,704,375	$3,704	$42,250	$91,278	$(1,392)	$(12,572)	$123,268

Per share data has been restated to reflect a 1% stock dividend paid on June 30, 2016
See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Cash Flows
	Year Ended December 31,
(in thousands)	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$12,638	$11,626	$13,385
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	1,520	480	585
Depreciation and amortization	320	464	472
Amortization and accretion on investment securities	2,302	2,057	2,133
Deferred income taxes	362	(192)	478
Investment securities gains, net	(255)	(429)	(616)
Earnings on bank owned life insurance	(688)	(628)	(507)
Stock awards	284	179	200
Originations of loans held for sale	(22,237)	(18,945)	(11,129)
Proceeds from sales of loans held for sale	21,462	19,243	11,146
Realized gains on loans sold	(449)	(404)	(236)
(Increase) decrease in accrued interest receivable	122	(285)	84
Decrease in accrued interest payable	(14)	(36)	(139)
Other, net	827	(319)	322
Net cash provided by operating activities	16,194	12,811	16,178
Cash Flows from Investing Activities:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	22,372	30,464	28,989
Proceeds from maturity and principal repayments of securities	67,782	48,103	41,756
Purchase of securities	(55,600)	(111,304)	(56,257)
Proceeds from redemption of Regulatory Stock	1,556	4,476	4,706
Purchase of Regulatory Stock	(3,403)	(3,879)	(2,815)
Net increase in loans	(103,915)	(25,981)	(15,331)
Purchase of interest bearing time deposits	-	(500)	(3,480)
Proceeds from matured interest bearing time deposits with other banks	744	-	-
Purchase of bank owned life insurance	-	-	(5,123)
Purchase of premises, equipment and software	(587)	(776)	(1,309)
Proceeds from sale of foreclosed assets held for sale	973	565	647
Acquisition, net of cash paid	-	77,895	-
Net cash (used in) provided by investing activities	(70,078)	19,063	(8,217)
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	17,472	(11,132)	25,617
Proceeds from long-term borrowings	543	5,291	6,820
Repayments of long-term borrowings	(534)	(700)	(4,200)
Net increase (decrease) in short-term borrowed funds	38,022	(4,759)	(27,753)
Purchase of treasury stock	(3,227)	(2,455)	(814)
Purchase of restricted stock	-	(7)	(170)
Reissuance of treasury stock to employee stock purchase plan	59	-	-
Dividends paid	(5,081)	(5,151)	(6,121)
Net cash provided by (used in) financing activities	47,254	(18,913)	(6,621)
Net (decrease) increase in cash and cash equivalents	(6,630)	12,961	1,340
Cash and Cash Equivalents at Beginning of Year	24,384	11,423	10,083
Cash and Cash Equivalents at End of Year	$17,754	$24,384	$11,423

Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,055	$4,841	$5,092
Income taxes paid	$2,475	$3,375	$2,835
Non-cash activities:
Stock dividend	$1,574	$-	$1,597
Real estate acquired in settlement of loans	$599	$323	$1,095
Real estate transferred from other assets	$-	$-	$549
Investments sold and not settled included in other assets	$7,759	$-	$-

Acquisition of The First National Bank of Fredericksburg
Non-cash assets acquired
Available-for-sale securities	$-	$23,831	$-
Interest bearing time deposits with other banks	-	1,236	-
Loans	-	115,211	-
Premises and equipment	-	4,743	-
Accrued interest receivable	-	282	-
Bank owned life insurance	-	4,598	-
Intangibles	-	1,981	-
Deferred tax asset	-	2,979	-
Other assets	-	2,332	-
Goodwill	-	10,833	-
	-	168,026	-

Liabilities assumed
Noninterest-bearing deposits	-	71,971	-
Interest-bearing deposits	-	153,259	-
Accrued interest payable	-	14	-
Other liabilities	-	4,693	-
	-	229,937	-
Net non-cash liabilities acquired	-	(61,911)	-
Cash and cash equivalents acquired	$-	$83,514	$-

See accompanying notes to consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Organization
Citizens Financial Services, Inc. (individually and collectively, the "Company") is headquartered in Mansfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, First Citizens Community  Bank (the "Bank"), and its wholly owned subsidiary, First Citizens Insurance Agency, Inc.  On December 11, 2015, the Company completed its acquisition of The First National Bank of Fredericksburg (FNB). As of December 31, 2016, the Bank operates twenty five full-service banking branches in Potter, Tioga, Bradford, Clinton, Lebanon, Lancaster, Berks and Schuylkill counties, Pennsylvania and Allegany County, New York and one limited branch office in Union county, Pennsylvania. The Bank also provides trust services, including the administration of trusts and estates, retirement plans, and other employee benefit plans, along with a brokerage division that provides a comprehensive menu of investment services. The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services.  The Company and Bank are supervised by the Board of Governors of the Federal Reserve System, while the Bank is subject to additional regulation and supervision by the Pennsylvania Department of Banking.
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
Operating Segments
An operating segment is defined as a component of an enterprise that engages in business activities that generates revenue and incurs expense, and the operating results of which are reviewed by the chief operating decision maker in the determination of resource allocation and performance.  While the Company's chief decision makers monitor the revenue streams of the various Company's products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  Consistent with our internal reporting, the Company's business activities are reported as one segment, which is community banking.

Cash and Cash Equivalents
Cash equivalents include cash on hand, deposits in banks and interest-earning deposits.  Interest-earning deposits with original maturities of 90 days or less are considered cash equivalents. Net cash flows are reported for loans, deposits and short term borrowing transactions.
Interest bearing time deposits with other banks are not included with cash and cash equivalents as the original maturities were greater than 90 days.
Investment Securities
Investment securities at the time of purchase are classified as one of the three following types:
Held-to-Maturity Securities - Includes securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. The Company had no held-to-maturity securities as of December 31, 2016 and 2015.
Trading Securities - Includes debt and equity securities bought and held principally for the purpose of selling them in the near term. Such securities are reported at fair value with unrealized holding gains and losses included in earnings. The Company had no trading securities as of December 31, 2016 and 2015.
Available-for-Sale Securities - Includes debt and equity securities not classified as held-to-maturity or trading securities that will be held for indefinite periods of time. These securities may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and yield of alternative investments.  Such securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of estimated income tax effect.
The amortized cost of investment in debt securities is adjusted for amortization of premiums and accretion of discounts, computed by a method that results in a level yield. Gains and losses on the sale of investment securities are computed on the basis of specific identification of the adjusted cost of each security.
Securities are periodically reviewed for other-than-temporary impairment. For debt securities, management considers whether the present value of future cash flows expected to be collected are less than the security's amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company's intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security's amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company's policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the Consolidated Statement of Income.
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
Loans Held for Sale
Certain newly originated fixed-rate residential mortgage loans are classified as held for sale, because it is management's intent to sell these residential mortgage loans. The residential mortgage loans held for sale are carried at the lower of aggregate cost or market value.
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
Allowance for Loan Losses
The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in its loan portfolio. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses which is charged to operations. The provision is based upon management's periodic evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses are particularly susceptible to significant change in the near term.
Impaired loans are other commercial, other agricultural, municipal, agricultural real estate, commercial real estate loans and certain residential mortgages cross collateralized with commercial relationships for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Company individually evaluates such loans for impairment and does not aggregate loans by major risk classifications. The definition of "impaired loans" is not the same as the definition of "non-accrual loans," although the two categories overlap. The Company may choose to place a loan on non-accrual status due to payment delinquency or uncertain collectability, while not classifying the loan as impaired if the loan is not a commercial, agricultural, municipal or commercial real estate loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original interest rate, and its recorded value; or, as a practical expedient in the case of a collateral dependent loan, the difference between the fair value of the collateral and the recorded amount of the loans.
Mortgage loans on one to four family properties and all consumer loans are large groups of smaller balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which is defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the borrower's prior payment record, and the amount of shortfall in relation to the principal and interest owed.

The Company allocates the allowance based on the factors described below, which conform to the Company's loan classification policy. In reviewing risk within the Bank's loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The allowance for loan losses consists of amounts applicable to: (i) residential real estate loans; (ii) commercial real estate (iii) agricultural real estate loans; (iv) construction; (v) consumer loans; (vi) other commercial loans (vii) other agricultural loans and (viii) state and political subdivision loans. Factors considered in this process include general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are evaluated to determine additional inherent risks in the loan portfolio, which are not necessarily reflected in the historical loss percentages. These factors are then added to the historical allocation percentage to get the adjusted factor to be applied to non classified loans. The following qualitative factors are analyzed:
•	Level of and trends in delinquencies, impaired/classified loans
▪	Change in volume and severity of past due loans
▪	Volume of non-accrual loans
▪	Volume and severity of classified, adversely or graded loans
•	Level of and trends in charge-offs and recoveries
•	Trends in volume, terms and nature of the loan portfolio
•	Effects of any changes in risk selection and underwriting standards and any other changes in lending and recovery policies, procedures and practices
•	Changes in the quality of the Bank's loan review system
•	Experience, ability and depth of lending management and other relevant staff
•	National, state, regional and local economic trends and business conditions
▪	General economic conditions
▪	Unemployment rates
▪	Inflation / CPI
▪	Changes in values of underlying collateral for collateral-dependent loans
•	Industry conditions including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses.
•	Existence and effect of any credit concentrations, and changes in the level of such concentrations
•	Any change in the level of board oversight
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

Purchased Credit Impaired Loans
The Company purchased loans in connection with its acquisition of FNB in 2015, some of which showed evidence of credit deterioration as of the acquisition since origination. These purchased credit impaired (PCI) loans were recorded at the amount paid, such that there is no carryover of the seller's allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Over the life of the loan, expected cash flows continue to be estimated. If this subsequent estimated indicated that the present value of expected cash flows is less than the carrying amount, a charge to the allowance for loan loss is made through a provision. If the estimate indicates that the present value of the expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.
Such purchased credit impaired loans are accounted for individually, and the Company estimates the amount and timing of expected cash flows for each loan. The expected cash flows in excess of the amount paid is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan's contractual principal and interest over expected cash flows is not amortized over the remaining life of the loan (nonaccretable difference).
For loans purchased that did not show evidence of credit deterioration, the difference between the fair value of the loan at the acquisition date and the loan's face value is being amortized as a yield adjustment over the estimated remaining life of the loan using the effective interest method.
Foreclosed Assets Held For Sale
Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell. Prior to foreclosure, the value of the underlying loan is written down to fair market value of the real estate or other assets to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income and losses on disposition, are included in other expenses and gains and losses are included in other non-interest income or other non-interest expense.
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
MSR's arose from the Company originating certain loans for the express purpose of selling such loans in the secondary market.  The Company maintains all servicing rights for these loans.  The loans held for sale are carried at lower of cost or market.  Originated MSRs are recorded by allocating total costs incurred between the loan and servicing rights based on their relative fair values.  MSRs are amortized in proportion to the estimated servicing income over the estimated life of the servicing portfolio and measured annually for impairment.

The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense.
Goodwill
The Company utilizes a two-step process for testing the impairment of goodwill on at least an annual basis.  This approach could cause more volatility in the Company's reported net income because impairment losses, if any, could occur irregularly and in varying amounts.  The Company may also perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on the fair value of the reporting unit, no impairment of goodwill was recognized in 2016, 2015 or 2014.
Bank Owned Life Insurance
The Company has purchased life insurance policies on certain employees. Prior to January 1, 2015, the Company was the owner and sole beneficiary of the policies. Effective January 1, 2015, the insurance policies were restructured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these restructured agreements, the Bank receives the cash surrender value of the policy plus 50% of the benefit in excess of the cash surrender value and the remaining amount of the payout will be given to the beneficiary of the policy. Additionally, as a result of the acquisition of FNB, the Company acquired life insurance policies on former FNB employees and directors. The policies obtained as part of the acquisition provide a fixed dollar benefit to the former employee or director beneficiaries, whether or not the insured person is affiliated with the Company at the time of his or her death. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized.  Increases in the cash surrender value are recognized as other non-interest income.  The obligation under an split-dollar benefit agreements to former employees and directors or their beneficiaries have been recognized as liabilities on the consolidated balance sheet.
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
Employee Benefit Plans
The Company has noncontributory defined benefit pension plans covering employees hired before January 1, 2007 and employees acquired as part of the FNB acquisition. It is the Company's policy to fund pension costs on a current basis to the extent deductible under existing tax regulations. Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future.
The Company has a defined contribution, 401(k) plan covering eligible employees. The employee may also contribute to the plan on a voluntary basis, up to a maximum percentage allowable not to exceed the limits of Code Sections 401(k).   Under the plan, the Company also makes contributions on behalf of eligible employees, which vest immediately. For employees hired after January 1, 2007, in lieu of the pension plan, an additional annual discretionary 401(k) plan contribution is made and is equal to a percentage of an employee's base compensation.

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
The Company has an employee stock purchase plan that allows employees to withhold money from their paychecks, which is then utilized to purchase shares of the Company's stock on either the open market or through treasury stock, if shares are unavailable on the open market.
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
Advertising Costs
Advertising costs are generally expensed as incurred.
Comprehensive Loss
The Company is required to present comprehensive income in a full set of general purpose financial statements for all periods presented. Other comprehensive loss is comprised of unrealized holding gains (losses) on the available-for-sale securities portfolio and unrecognized pension costs.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update's core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, we do not expect the new standard, or any of the amendments, to result in a material change from our current accounting for revenue because the majority of the Company's financial instruments are not within the scope of Topic 606.  However, we do expect that the standard will result in new disclosure requirements, which are currently being evaluated.
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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805).  The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. This Update is not expected to have a significant impact on the Company's consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments.  Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company's consolidated financial position or results of operations.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact to the financial statements. Based on the Company's preliminary analysis of its current portfolio, the impact to the Company's balance sheet is estimated to result in less than a 1% increase in assets and liabilities. The Company also anticipates additional disclosures to be provided at adoption.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606). The amendments in this Update affect entities with transactions included within the scope of Topic 606, which includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity's ordinary activities) in exchange for consideration.  The amendments in this Update do not change the core principle of the guidance in Topic 606; they simply clarify the implementation guidance on principal versus agent considerations. The amendments in this Update are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's consolidated financial position or results of operations.
In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). The amendments in this Update affect all entities that issue share-based payment awards to their employees. The standards in this Update provide simplification for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as with equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition to those simplifications, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. This should not result in a change in practice because the guidance that is being superseded was never effective. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact the adoption of the standard will have on the Company's consolidated financial position or results of operations.
In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606).  The amendments in this Update affect entities with transactions included within the scope of Topic 606, which includes entities that enter into contracts with customers to transfer goods or services in exchange for consideration. The amendments in this Update do not change the core principle for revenue recognition in Topic 606. Instead, the amendments provide (1) more detailed guidance in a few areas and (2) additional implementation guidance and examples based on feedback the FASB received from its  stakeholders. The amendments are expected to reduce the degree of judgment necessary to comply with Topic 606, which the FASB expects will reduce the potential for diversity arising in practice and reduce the cost and complexity of applying the guidance.  The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's consolidated financial position or results of operations.
In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606), which among other things clarifies the objective of the collectability criterion in Topic 606, as well as certain narrow aspects of Topic 606. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. This Update is not expected to have a significant impact on the Company's consolidated financial statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management's current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.
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
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) ("ASU 2016-16"), which requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs.  Consequently, the amendments in this Update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those annual reporting periods. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual periods beginning after December 15, 2019.  Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, earlier adoption should be in the first interim period if an entity issues interim financial statements. The amendments in this Update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's consolidated financial position or results of operations.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810) ("ASU 2016-17"), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties.  This Update is not expected to have a significant impact on the Company's consolidated financial statements.
In October 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) ("ASU 2016-18"), which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The amendments in this Update should be applied using a retrospective transition method to each period presented.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's statement of cash flows.
In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements, which represents changes to clarify, correct errors, or make minor improvements to the Accounting Standards Codification. The amendments make the Accounting Standards Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications.  Most of the amendments in this Update do not require transition guidance and are effective upon issuance of this Update. This Update is not expected to have a significant impact on the Company's consolidated financial statements.
In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers "ASU 2016-20".  This Update, among others things, clarifies that guarantee fees within the scope of Topic 460, Guarantees, (other than product or service warranties) are not within the scope of Topic 606. The effective date and transition requirements for ASU 2016-20 are the same as the effective date and transition requirements for the new revenue recognition guidance. For public entities with a calendar year-end, the new guidance is effective in the quarter and year beginning January 1, 2018. For all other entities with a calendar year-end, the new guidance is effective in the year ending December 31, 2019, and interim periods in 2020.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's consolidated financial position or results of operations.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business "ASU 2017-01", which provides a more robust framework to use in determining when a set of assets and activities (collectively referred to as a "set") is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated.  Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.  The amendments in this Update should be applied prospectively on or after the effective date.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's consolidated financial position or results of operations.

Treasury Stock
The purchase of the Company's common stock is recorded at cost.  At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a last-in-first-out basis.
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
	2016	2015	2014
Basic earnings per share computation:
Net income applicable to common stock	$12,638,000	$11,626,000	$13,385,000
Weighted average common shares outstanding	3,341,933	3,063,906	3,070,922
Earnings per share - basic	$3.78	$3.79	$4.36

Diluted earnings per share computation:
Net income applicable to common stock	$12,638,000	$11,626,000	$13,385,000
Weighted average common shares outstanding for basic earnings per share	3,341,933	3,063,906	3,070,922
Add: Dilutive effects of restricted stock	1,556	1,360	1,295
Weighted average common shares outstanding for dilutive earnings per share	3,343,489	3,065,266	3,072,217
Earnings per share - dilutive	$3.78	$3.79	$4.36
Nonvested shares of restricted stock totaling 3,087, 2,105 and 2,248 were outstanding during 2016, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. These anti-dilutive shares had per share prices ranging from $46.69-$53.15, $50.15-$53.15 and $37.10-$50.50 for 2016, 2015 and  2014, respectively.
Reclassification
Certain of the prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income or stockholders' equity.

2. RESTRICTIONS ON CASH AND DUE FROM BANKS
The Bank is required to maintain reserves, in the form of cash balances with the Federal Reserve Bank, against its deposit liabilities.  The amount of such reserves was $2,297,000 and $1,646,000 at December 31, 2016 and 2015, respectively.
Non-retirement account deposits with one financial institution are insured up to $250,000. At times, the Company maintains cash and cash equivalents with other financial institutions in excess of the insured amount.
3. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses, and fair value of investment securities at December 31, 2016 and 2015 were as follows (in thousands):
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2016	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$170,276	$407	$(269)	$170,414
U.S. Treasuries	2,999	1	-	3,000
Obligations of state and
political subdivisions	95,956	1,463	(493)	96,926
Corporate obligations	3,000	50	-	3,050
Mortgage-backed securities in
government sponsored entities	37,987	88	(347)	37,728
Equity securities in financial institutions	1,821	1,078	-	2,899
Total available-for-sale securities	$312,039	$3,087	$(1,109)	$314,017

2015
Available-for-sale securities:
U.S. Agency securities	$199,749	$369	$(527)	$199,591
U.S. Treasuries	10,103	-	(21)	10,082
Obligations of state and
political subdivisions	99,856	3,080	(73)	102,863
Corporate obligations	14,583	68	(86)	14,565
Mortgage-backed securities in
government sponsored entities	30,107	186	(89)	30,204
Equity securities in financial institutions	2,001	436	(5)	2,432
Total available-for-sale securities	$356,399	$4,139	$(801)	$359,737
The following table shows the Company's gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at December 31, 2016 and 2015 (in thousands).  As of December 31, 2016, the Company owned 88 securities whose fair value was less than their cost basis.

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2016	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$50,947	$(269)	$-	$-	$50,947	$(269)
Obligations of states and
political subdivisions	28,398	(472)	767	(21)	29,165	(493)
Mortgage-backed securities in
government sponsored entities	26,717	(330)	753	(17)	27,470	(347)
Total securities	$106,062	$(1,071)	$1,520	$(38)	$107,582	$(1,109)

2015
U.S. Agency securities	$123,591	$(527)	$-	$-	$123,591	$(527)
U.S. Treasuries	10,082	(21)	-	-	10,082	(21)
Obligations of states and
political subdivisions	7,023	(57)	2,914	(16)	9,937	(73)
Corporate obligations	5,822	(61)	2,138	(25)	7,960	(86)
Mortgage-backed securities in
government sponsored entities	9,830	(77)	227	(12)	10,057	(89)
Equity securities in financial institutions	106	(5)	-	-	106	(5)
Total securities	$156,454	$(748)	$5,279	$(53)	$161,733	$(801)
As of December 31, 2016, the Company's investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, obligations of states and political subdivisions and mortgage backed securities in government sponsored entities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security's amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company's intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security's amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company's policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  As of December 31, 2016 and 2015, the Company had concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale during 2016, 2015 and, 2014 were $22,372,000, $30,464,000 and $28,989,000, respectively. The gross gains realized during 2016 consisted of $72,000, $27,000, $80,000 and $133,000 from the sales of four agency securities, two US treasury notes, four municipal securities and portions of three equity security positions, respectively. The gross losses realized during 2016 consisted of $22,000 and $35,000 from the sales of four agency securities and six corporate securities. The gross gains realized during 2015 consisted of $196,000, $69,000, $99,000 and $76,000 from the sales of five agency securities, five mortgage backed securities, seven municipal securities and an entire equity security position, respectively. The gross loss of $11,000 was realized from the sale of one US treasury security. The gross gains realized during 2014 consisted of $177,000, $197,000, $172,000 and $101,000 from the sales eight agency securities, seven mortgage backed securities, one municipal security and a portion of one equity security, respectively. The gross loss of $31,000 was realized from the sale of two US treasury securities. Gross gains and gross losses were realized as follows (in thousands):
	2016	2015	2014
Gross gains	$312	$440	$647
Gross losses	(57)	(11)	(31)
Net gains	$255	$429	$616
Investment securities with an approximate carrying value of $206,322,000 and $203,769,000 at December 31, 2016 and 2015, respectively, were pledged to secure public funds and certain other deposits as provided by law and certain borrowing arrangements of the Company.
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of debt securities at December 31, 2016, by contractual maturity are shown below (in thousands). Municipal securities that have been refunded and will therefore pay-off on the call date are reflected in the table below utilizing the call date as the date of repayment as payment is guaranteed on that day:
	Amortized
	Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$44,331	$44,484
Due after one year through five years	155,199	156,177
Due after five years through ten years	38,363	38,305
Due after ten years	72,325	72,152
Total	$310,218	$311,118
4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES
The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout north central and south central Pennsylvania and southern New York.  Although the Company has a diversified loan portfolio at December 31, 2016 and 2015, a substantial portion of its debtors' ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio, as well as how those segments are analyzed within the allowance for loan losses as of December 31, 2016 and 2015 (in thousands):
2016	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$207,423	$957	$35	$206,431
Commercial	252,577	5,742	1,969	244,866
Agricultural	123,624	3,346	738	119,540
Construction	25,441	-	-	25,441
Consumer	11,005	-	4	11,001
Other commercial loans	58,639	5,994	621	52,024
Other agricultural loans	23,388	1,654	-	21,734
State and political subdivision loans	97,514	-	-	97,514
Total	799,611	17,693	3,367	778,551
Less: Allowance for loan losses	8,886	487	-	8,399
Net loans	$790,725	$17,206	$3,367	$770,152

2015	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$203,407	$304	$35	$203,068
Commercial	237,542	6,068	2,170	229,304
Agricultural	57,822	167	738	56,917
Construction	15,011	-	-	15,011
Consumer	11,543	-	9	11,534
Other commercial loans	57,549	5,640	866	51,043
Other agricultural loans	13,657	105		13,552
State and political subdivision loans	98,500	-	-	98,500
Total	695,031	12,284	3,818	678,929
Less: Allowance for loan losses	7,106	355	-	6,751
Net loans	$687,925	$11,929	$3,818	$672,178
As of December 31, 2016 and 2015, net unamortized loan fees and costs of $732,000 and $1,170,000, respectively, were included in the carrying value of loans. Purchased loans acquired in connection with the FNB acquisition were recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.
Upon acquisition, the Company evaluated whether an acquired loan was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired ("PCI") loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The fair value of PCI loans, on the acquisition date, was determined, primarily based on the fair value of the loans' collateral. The carrying value of PCI loans was $3,367,000 and $3,818,000 at December 31, 2016 and December 31, 2015, respectively. The carrying value of the PCI loans was determined by projected discounted contractual cash flows.
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
Changes in the amortizable yield for PCI loans were as follows for the years ended December 31, 2016 and 2015 (in thousands):
	December 31, 2016	December 31, 2015
Balance at beginning of period	$637	$665
Accretion	(349)	(28)
Reclassification of non-accretable discount	101	-
Balance at end of period	$389	$637

The following table presents additional information regarding PCI loans:
(In Thousands)	December 31, 2016	December 31, 2015
Outstanding balance	$6,487	$6,950
Carrying amount	3,367	3,818
Real estate loans serviced for Freddie Mac, Fannie Mae and the FHLB, which are not included in the Consolidated Balance Sheet, totaled $135,404,000 and $133,210,000 at December 31, 2016 and 2015, respectively. Loans sold to Freddie Mac and Fannie Mae were sold without recourse and total $102,444,000 and $92,773,000 at December 31, 2016 and 2015, respectively. Additionally, the Bank acquired a portfolio of loans sold to the FHLB during the acquisition of FNB, which were sold under the Mortgage Partnership Finance Program ("MPF"). The Bank is no longer an active participant in the MPF program. The MPF portfolio balance was $32,960,000 and $40,437,000 at December 31, 2016 and 2015, respectively. The FHLB maintains a first-loss position for the MPF portfolio that totals $120,000. Should the FHLB exhaust its first-loss position, recourse to the Bank's credit enhancement would be up to the next $985,000 of losses. The Bank has not experienced any losses for the MPF portfolio.
The segments of the Bank's loan portfolio are disaggregated into classes to a level that allows management to monitor risk and performance. Residential real estate mortgages consists of 15 to 30 year first mortgages on residential real estate, while residential real estate home equities are consumer purpose installment loans or lines of credit  secured by a mortgage which is often a second lien on residential real estate with terms of 15 years or less. Commercial real estate are business purpose loans secured by a mortgage on commercial real estate. Agricultural real estate are loans secured by a mortgage on real estate used in agriculture production. Construction real estate are loans secured by residential or commercial real estate used during the construction phase of residential and commercial projects. Consumer loans are typically unsecured or primarily secured by collateral other than real estate and overdraft lines of credit connected with customer deposit accounts. Other commercial loans are loans for commercial purposes primarily secured by non-real estate collateral. Other agricultural loans are loans for agricultural purposes primarily secured by non real estate collateral. State and political subdivisions are loans for state and local municipalities for capital and operating expenses or tax free loans used to finance commercial development.
Management considers other commercial loans, other agricultural loans, commercial and agricultural real estate loans and state and political subdivision loans which are 90 days or more past due to be impaired. Certain residential mortgages, home equity and consumer loans that are cross collateralized with commercial relationships determined to be impaired may be classified as impaired as well. These loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance allocation or a charge-off to the allowance.
The following table includes the recorded investment and unpaid principal balances for impaired loans by class, with the associated allowance amount as of December 31, 2016 and 2015, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
2016	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$953	$570	$330	$900	$22
Home Equity	57	-	57	57	10
Commercial	7,958	5,697	45	5,742	45
Agricultural	3,347	2,000	1,347	3,347	54
Other commercial loans	6,159	5,135	859	5,994	326
Other agricultural loans	1,653	1,629	24	1,653	30
Total	$20,127	$15,031	$2,662	$17,693	$487

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
2015	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$281	$114	$129	$243	$26
Home Equity	61	-	61	61	11
Commercial	8,654	5,843	225	6,068	62
Agricultural	167	167	-	167	-
Other commercial loans	5,535	4,653	987	5,640	256
Other agricultural loans	105	105	-	105	-
Total	$14,803	$10,882	$1,402	$12,284	$355
The following table includes the average investment in impaired loans and the income recognized on impaired loans for 2016, 2015 and 2014 (in thousands):
			Interest
	Average	Interest	Income
	Recorded	Income	Recognized
2016	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$590	$13	$-
Home Equity	59	4	-
Commercial	5,959	69	1
Agricultural	361	17	-
Consumer	-	-	-
Other commercial loans	5,715	87	6
Other agricultural loans	190	11	-
Total	$12,874	$201	$7

2015
Real estate loans:
Mortgages	$240	$12	$-
Home Equity	88	4	-
Commercial	5,683	63	5
Agricultural	56	2	-
Consumer	-	-	-
Other commercial loans	2,700	98	6
Other agricultural loans	37	1	-
Total	$8,804	$180	$11

2014
Real estate loans:
Mortgages	$198	$9	$-
Home Equity	130	4	-
Commercial	7,270	54	-
Agricultural	-	-	-
Consumer	10	-	-
Other commercial loans	2,031	79	-
Other agricultural loans	-	-	-
Total	$9,639	$146	$-

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay the loan as agreed, the Bank's loan rating process includes several layers of internal and external oversight. The Company's loan officers are responsible for the timely and accurate risk rating of the loans in each of their portfolios at origination and on an ongoing basis under the supervision of management.  All commercial and agricultural loans are reviewed annually to ensure the appropriateness of the loan grade. In addition, the Bank engages an external consultant on at least an annual basis. The external consultant is engaged to 1) review a minimum of 55% of the dollar volume of the commercial loan portfolio on an annual basis, 2) review new loans originated for over $1.0 million in the last years, 3) review a majority of borrowers with commitments greater than or equal to $1.0 million,  4) review selected loan relationships over $750,000 which are over 30 days past due, or classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate.

The following tables represent credit exposures by internally assigned grades as of December 31, 2016 and 2015 (in thousands):
	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
2016
Real estate loans:
Commercial	$225,185	$14,045	$13,347	$-	$-	$252,577
Agricultural	110,785	8,231	4,608	-	-	123,624
Construction	25,441	-	-	-	-	25,441
Other commercial loans	51,396	2,049	5,105	89	-	58,639
Other agricultural loans	20,178	1,733	1,477	-	-	23,388
State and political
subdivision loans	83,620	13,066	828	-	-	97,514
Total	$516,605	$39,124	$25,365	$89	$-	$581,183

2015
Real estate loans:
Commercial	$217,544	$4,150	$15,816	$32	$-	$237,542
Agricultural	53,695	2,865	1,262	-	-	57,822
Construction	14,422	589	-	-	-	15,011
Other commercial loans	51,297	446	5,669	137	-	57,549
Other agricultural loans	13,318	234	105	-	-	13,657
State and political
subdivision loans	98,500	-	-	-	-	98,500
Total	$448,776	$8,284	$22,852	$169	$-	$480,081
For residential real estate mortgages, home equities and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below and all loans past due 90 or more days. The following table presents the recorded investment in those loan classes based on payment activity as of December 31, 2016 and 2015 (in thousands):
2016	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$147,047	$1,648	$35	$148,730
Home Equity	58,438	255	-	58,693
Consumer	10,892	109	4	11,005
Total	$216,377	$2,012	$39	$218,428

2015	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$139,734	$1,270	$35	$141,039
Home Equity	62,236	132	-	62,368
Consumer	11,470	64	9	11,543
Total	$213,440	$1,466	$44	$214,950
Aging Analysis of Past Due Loans by Class
Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loans as of December 31, 2016 and 2015 (in thousands):
	30-59 Days	60-89 Days	90 Days	Total Past			Total Financing	90 Days and
2016	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	Accruing
Real estate loans:
Mortgages	$630	$36	$1,109	$1,775	$146,920	$35	$148,730	$173
Home Equity	384	49	209	642	58,051	-	58,693	160
Commercial	1,757	58	4,302	6,117	244,491	1,969	252,577	-
Agricultural	-	-	1,145	1,145	121,741	738	123,624	-
Construction	-	-	-	-	25,441	-	25,441	-
Consumer	115	40	83	238	10,763	4	11,005	67
Other commercial loans	95	35	4,004	4,134	53,884	621	58,639	-
Other agricultural loans	43	34	5	82	23,306	-	23,388	5
State and political
subdivision loans	-	-	-	-	97,514	-	97,514	-
Total	$3,024	$252	$10,857	$14,133	$782,111	$3,367	$799,611	$405

Loans considered non-accrual	$172	$105	$10,452	$10,729	$725	$-	$11,454
Loans still accruing	2,852	147	405	3,404	781,386	3,367	788,157
Total	$3,024	$252	$10,857	$14,133	$782,111	$3,367	$799,611

	30-59 Days	60-89 Days	90 Days	Total Past			Total Financing	90 Days and
2015	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	Accruing
Real estate loans:
Mortgages	$487	$283	$687	$1,457	$139,547	$35	$141,039	$321
Home Equity	630	15	121	766	61,602	-	62,368	73
Commercial	824	57	4,139	5,020	230,352	2,170	237,542	60
Agricultural	177	167	-	344	56,740	738	57,822	-
Construction	-	-	-	-	15,011	-	15,011	-
Consumer	239	37	49	325	11,209	9	11,543	9
Other commercial loans	143	214	1,010	1,367	55,316	866	57,549	160
Other agricultural loans	9	-	-	9	13,648	-	13,657	-
State and political
subdivision loans	-	-	-	-	98,500	-	98,500	-
Total	$2,509	$773	$6,006	$9,288	$681,925	$3,818	$695,031	$623

Loans considered non-accrual	$54	$171	$5,383	$5,608	$923	$-	$6,531
Loans still accruing	2,455	602	623	3,680	681,002	3,818	688,500
Total	$2,509	$773	$6,006	$9,288	$681,925	$3,818	$695,031

Nonaccrual Loans
Loans are considered for nonaccrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans or if full payment of principal and interest is not expected.
The following table reflects the loans on nonaccrual status as of December 31, 2016 and 2015, respectively. The balances are presented by class of loan (in thousands):

	2016	2015
Real estate loans:
Mortgages	$1,475	$949
Home Equity	95	59
Commercial	4,445	4,422
Agricultural	1,340	34
Construction	-	-
Consumer	42	55
Other commercial loans	4,057	1,012
Other agricultural loans	-	-
State and political subdivision	-	-

	$11,454	$6,531
Interest income on loans would have increased by approximately $603,000, $463,000 and $527,000 during 2016, 2015 and 2014, respectively, if these loans had performed in accordance with their terms.
Troubled Debt Restructurings (TDR)
In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. Management strives to identify borrowers in financial difficulty early and work with them to modify more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company's investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower's ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  Based on this evaluation management would no longer consider a loan to be a TDR when the relevant facts support such a conclusion. As of December 31, 2016, 2015 and 2014, included within the allowance for loan losses are reserves of $29,000, $37,000 and $26,000, respectively, that are associated with loans modified as TDRs.

Loan modifications that are considered TDRs completed during the years ended December 31, 2016, 2015 and 2014 were as follows (dollars in thousands):
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
2016
Real estate loans:
Commercial	-	4	$-	$1,188	$-	$1,188
Agricultural	-	5	-	1,956	-	1,956
Other commercial loans	-	3	-	3,076	-	3,076
Other agricultural loans	-	7	-	1,558	-	1,558
Total	-	19	$-	$7,778	$-	$7,778

2015
Real estate loans:
Mortgages	1	1	$71	$19	$71	$19
Total	1	1	$71	$19	$71	$19

2014
Real estate loans:
Commercial	-	2	$-	$153	$-	$153
Total	-	2	$-	$153	$-	$153
Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The following table presents the recorded investment in loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which begin January 1, 2016, 2015 and 2014, respectively, and that subsequently defaulted during these reporting periods (dollars in thousands):
	December 31, 2016		December 31, 2015		December 31, 2014
	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Real estate loans:
Commercial	-	$-	-	$-	1	$50
Total recidivism	-	$-	-	$-	1	$50

Foreclosed Assets Held For Sale
Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of December 31, 2016 and 2015 included with other assets are $1,036,000 and $1,354,000, respectively, of foreclosed assets. As of December 31, 2016, included within the foreclosed assets is $217,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of December 31, 2016, the Company has initiated formal foreclosure proceedings on $1,239,000 of consumer residential mortgages, which have not yet been transferred into foreclosed assets.

Allowance for Loan Losses
The following tables roll forward the balance of the allowance for loan and lease losses for the years ended December 31, 2016, 2015 and 2014 and is segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2016, 2015 and 2014 (in thousands):
	Balance at December 31, 2015	Charge-offs	Recoveries	Provision	Balance at December 31, 2016	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$905	$(85)	$-	$244	$1,064	$32	$1,032
Commercial	3,376	(100)	479	(166)	3,589	45	3,544
Agricultural	409	-	-	1,085	1,494	54	1,440
Construction	24	-	-	23	47	-	47
Consumer	102	(100)	88	32	122	-	122
Other commercial loans	1,183	(55)	33	166	1,327	326	1,001
Other agricultural loans	122	-	-	190	312	30	282
State and political
subdivision loans	593	-	-	240	833	-	833
Unallocated	392	-	-	(294)	98	-	98
Total	$7,106	$(340)	$600	$1,520	$8,886	$487	$8,399

	Balance at December 31, 2014	Charge-offs	Recoveries	Provision	Balance at December 31, 2015	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$878	$(66)	$-	$93	$905	$37	$868
Commercial	3,419	(84)	14	27	3,376	62	3,314
Agricultural	451			(42)	409	-	409
Construction	26	-	-	(2)	24	-	24
Consumer	84	(47)	33	32	102	-	102
Other commercial loans	1,007	(41)	2	215	1,183	256	927
Other agricultural loans	217			(95)	122		122
State and political				-
subdivision loans	545	-	-	48	593	-	593
Unallocated	188	-	-	204	392	-	392
Total	$6,815	$(238)	$49	$480	$7,106	$355	$6,751
	Balance at December 31, 2013	Charge-offs	Recoveries	Provision	Balance at December 31, 2014	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$946	$(97)	$-	$29	$878	$25	$853
Commercial	3,983	(516)	15	(63)	3,419	72	3,347
Agricultural	575			(124)	451		451
Construction	50	-	-	(24)	26	-	26

Consumer	105	(47)	27	(1)	84	-	84
Other commercial loans	686	(250)	-	571	1,007	1	1,006
Other agricultural loans	256			(39)	217		217
State and political				-
subdivision loans	330	-	-	215	545	-	545
Unallocated	167	-	-	21	188	-	188
Total	$7,098	$(910)	$42	$585	$6,815	$98	$6,717
As discussed in Footnote 1, management evaluates various qualitative factors on a quarterly basis. The following are explanations for the changes in the allowance by portolio segments:
2016
Residential - There was an increase in the historical loss factor for residential loans when comparing 2015 and 2016. The specific reserve for residential loans decreased slightly between 2015 and 2016.   The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for residential loans due to an increase in past due, non-accrual and classified loans.  The qualitative factor for national, state, regional and local economic trends and business conditions was increased for residential loan categories due to an increase in the unemployment rates in the local economy during 2016.
Commercial real estate– There was a decrease in the historical loss factor for commercial real estate loans when comparing 2015 and 2016. The specific reserve for commercial real estate loans decreased slightly between 2015 and 2016. The qualitative factor for national, state, regional and local economic trends and business conditions was increased for all commercial real estate loans due to an increase in the unemployment rates in the local economy during 2016. The qualitative factors for changes in quality of the institutions loan review system were increased for commercial real estate loans due to the addition of new staff and processes.
Agricultural real estate – There was no change in the historical loss factor for agricultural real estate loans from 2015 to 2016.  The specific reserve for agricultural real estate loans increased from 2015 to 2016. The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans was increased for agricultural real estate due to an increase in past due, non-accrual and classified loans.  The qualitative factor for industry conditions, including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses, was increased for agricultural real estate due to the decrease in the price received for product sold and the increase in feed costs that has occurred in 2016, which negatively affected customer earnings. The qualitative factor for national, state, regional and local economic trends and business conditions was increased for agricultural real estate loans due to an increase in the unemployment rates in the local economy during 2016. The qualitative factors for changes in quality of the institutions loan review system were increased for agricultural real estate due to the addition of new staff and processes. The qualitative factors for trends in volume, terms and nature of the loan portfolio were increased for agricultural real estate loans due to growth in these loan categories.
Other commercial - There was an increase in the historical loss factor for other commercial loans when comparing 2015 and 2016. The specific reserve for other commercial loans increased from 2015 to 2016. The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans was not increased due to the increase being caused by one relationship instead of a larger trend.  The qualitative factor for national, state, regional and local economic trends and business conditions was increased for other commercial loans due to an increase in the unemployment rates in the local economy during 2016. The qualitative factors for changes in quality of the institutions loan review system were increased for other commercial due to the addition of new staff and processes.
Other agricultural - There was no change in the historical loss factor for other agricultural loans from 2015 to 2016.  The specific reserve for other agricultural loans increased from 2015 to 2016. The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for other agricultural loans due to an increase in past due, non-accrual and classified loans  The qualitative factor for industry conditions, including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses, was increased for other agricultural loans due to the decrease in the price received for product sold and the increase in feed costs that has occurred in 2016, which negatively affected customer earnings. The qualitative factor for national, state, regional and local economic trends and business conditions was increased for other agricultural loan categories due to an increase in the unemployment rates in the local economy during 2016. The qualitative factors for changes in quality of the institutions loan review system were increased for other agricultural loans due to the addition of new staff and processes. The qualitative factors for trends in volume, terms and nature of the loan portfolio were increased for other agricultural loans due to growth in these loan categories.

Municipal loans - There was no changes in the historical loss factor or specific reserve for municipal loans from 2015 to 2016. The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for municipal loans due to an increase in classified loans. The qualitative factor for national, state, regional and local economic trends and business conditions was increased for municipal loans due to an increase in the unemployment rates in the local economy during 2016. The qualitative factors for trends in volume, terms and nature of the loan portfolio were decreased for municipal loans due to this loan segment making up a smaller portion of the Bank's overall loan portfolio as we continue to grow commercial and agricultural loans. The qualitative factors for experience, ability, and depth of lending management was decreased for municipal loans due to employees gaining additional experience and the use of a third party in reviewing loan information.
2015
Residential - There was a decrease in the historical loss factor for residential loans when comparing 2014 and 2015. The specific reserve for residential loans increased slightly between 2014 and 2015.   The qualitative factor for levels of and trends in charge-offs and recoveries was increased for residential real estate loans due to the increase in charge-offs compared to historical norms for the Company. The qualitative factors for changes in levels of and trends in delinquencies and impaired/classified loans was increased for residential mortgages due to increases in the amount of non-performing loans. The qualitative factor for national, state, regional and local economic trends and business conditions was increased for residential loan categories due to an increase in the unemployment rates in the local economy during 2015 and the reduction in natural gas exploration and extraction activity.
Commercial real estate– There was an increase in the historical loss factor for commercial real estate loans when comparing 2014 and 2015. The specific reserve for commercial real estate loans decreased slightly between 2014 and 2015. The qualitative factor for national, state, regional and local economic trends and business conditions was increased for all commercial real estate loans due to an increase in the unemployment rates in the local economy during 2015 and the reduction in natural gas exploration and extraction activity. The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for commercial real estate loans due to an increase in the amount of loans classified as substandard. The qualitative factor for levels of and trends in charge-offs and recoveries was decreased for commercial real estate due to the decrease in charge-offs compared to the prior year as charge-offs returned to historical norms for the Bank. The qualitative factor for experience, ability and depth of lending management and other relevant staff was decreased for commercial real estate, due to the length of time employees involved throughout the loan process have been in their positions.
Agricultural real estate – There were no changes in the historical loss factor and specifc reserve for agricultural real estate loans from 2014 to 2015. The qualitative factor for national, state, regional and local economic trends and business conditions was increased for all agricultural real estate loans due to an increase in the unemployment rates in the local economy during 2015 and the reduction in natural gas exploration and extraction activity. The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were decreased for agricultural real estate to the decrease in the amount of loans classified as substandard, excluding loans acquired as part of the FNB acquisition. The qualitative factor for experience, ability and depth of lending management and other relevant staff was decreased for agricultural real estate, due to the length of time employees involved throughout the loan process have been in their positions.  The qualitative factor for industry conditions, including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses, was increased for agricultural real estate due to the decrease in the price received for product sold and the increase in feed costs that has occurred in 2015, which negatively affected customer earnings.

Other commercial - There was a decrease in the historical loss factor for other commercial loans when comparing 2014 and 2015. The specific reserve for other commercial loans increased from 2014 to 2015. The qualitative factor for national, state, regional and local economic trends and business conditions was increased for other commercial loans due to an increase in the unemployment rates in the local economy during 2015 and the reduction in natural gas exploration and extraction activity. The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for other commercial loans due to an increase in the amount of loans classified as substandard. The qualitative factor for levels of and trends in charge-offs and recoveries was decreased for other commercial loans due to the decrease in charge-offs compared to the prior year as charge-offs returned to historical norms for the Bank. The qualitative factor for experience, ability and depth of lending management and other relevant staff was decreased for other commercial loans real estate, due to the length of time employees involved throughout the loan process have been in their positions.
Other agricultural - There were no changes in the historical loss factor or specific reserve for other agricultural loans from 2014 to 2015. The qualitative factor for national, state, regional and local economic trends and business conditions was increased for other agricultural real estate loans due to an increase in the unemployment rates in the local economy during 2015 and the reduction in natural gas exploration and extraction activity. The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were decreased for other agricultural loans to the decrease in the amount of loans classified as substandard, excluding loans acquired as part of the FNB acquisition. The qualitative factor for experience, ability and depth of lending management and other relevant staff was decreased for other agricultural loans, due to the length of time employees involved throughout the loan process have been in their positions.  The qualitative factor for industry conditions, including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses, was increased for other agricultural loans due to the decrease in the price received for product sold and the increase in feed costs that has occurred in 2015, which negatively affected customer earnings.
Municipal loans - There were no changes in the historical loss factor or specific reserve for municipal loans from 2014 to 2015. The qualitative factor for national, state, regional and local economic trends and business conditions was increased for municipal loans due to an increase in the unemployment rates in the local economy during 2015 and the reduction in natural gas exploration and extraction activity.
2014
Residential - There was a decrease in the historical loss factor for residential loans when comparing 2013 and 2014. The specific reserve for residential loans decreased slightly between 2013 and 2014. The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for residential loans due to a decrease in both local and state unemployment rates during 2014.
Commercial real estate– There was an increase in the historical loss factor for commercial real estate loans when comparing 2013 and 2014. The specific reserve for commercial real estate loans decreased between 2013 and 2014. The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for commercial real estate loans due to a decrease in both local and state unemployment rates during 2014. The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans was decreased for commercial real estate loans due to the decrease in the Company's classified loans and a decrease in the amount of loans past due. This was the primary cause of the negative provisions of $63,000 for commercial real estate loans. The qualitative factor for levels of and trends in charge-offs and recoveries was increased for commercial real estate loans due to the increase in charge-offs compared to historical norms for the Bank. The qualitative factor for experience, ability and depth of lending management and other relevant staff was decreased for commercial real estate loans due to the length of time employees involved throughout the loan process have been in their positions.

Agricultural real estate – There were no changes in the historical loss factor or specific reserves for agricultural real estate loans from 2013 to 2014. The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for agricultural real estate loans due to a decrease in both local and state unemployment rates during 2014. The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans was decreased for agricultural real estate loans due to the decrease in the Company's classified loans and a decrease in the amount of loans past due. This was the primary cause of the negative provisions of $124,000 for agricultural real estate loans. The qualitative factor for experience, ability and depth of lending management and other relevant staff was decreased for agricultural real estate loans due to the length of time employees involved throughout the loan process have been in their positions. The qualitative factor for industry conditions, including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses was decreased for agricultural real estate loans due to the improvement in the agricultural economy as reflected by milk and commodity prices and our customers financial results.
Other commercial - There was an increase in the historical loss factor for other commercial loans when comparing 2013 and 2014. There was no change in the specific reserve for other commercial loans from 2013 to 2014. The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for other commercial loans due to a decrease in both local and state unemployment rates during 2014. The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for other commercial loans due to the increase in the Company's classified loans and loans past due. The qualitative factor for levels of and trends in charge-offs and recoveries was increased for other commercial loans due to the increase in charge-offs compared to historical norms for the Bank. The qualitative factor for experience, ability and depth of lending management and other relevant staff was decreased for other commercial loans due to the length of time employees involved throughout the loan process have been in their positions.
Other agricultural - There was no change in the historical loss factor or specific reserves for other agricultural loans from 2013 to 2014. The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for other agricultural real estate loans due to a decrease in both local and state unemployment rates during 2014. The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans was decreased for other agricultural real estate loans due to the decrease in the Company's classified loans and a decrease in the amount of loans past due. This was the primary cause of the negative provisions of $39,000 for other agricultural real estate loans. The qualitative factor for experience, ability and depth of lending management and other relevant staff was decreased for other agricultural loans due to the length of time employees involved throughout the loan process have been in their positions. The qualitative factor for industry conditions, including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses was decreased for other agricultural loans due to the improvement in the agricultural economy as reflected by milk and commodity prices and our customers financial results.
Municipal loans - There was no changes in the historical loss factor or specific reserve for municipal loans from 2013 to 2014. The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for municipal loans due to a decrease in both local and state unemployment rates during 2014. The qualitative factor for experience, ability and depth of lending management and other relevant staff was decreased for municipal loans due to the length of time employees involved throughout the loan process have been in their positions.
5. PREMISES & EQUIPMENT
Premises and equipment at December 31, 2016 and 2015 are summarized as follows (in thousands):
	December 31,
	2016	2015
Land	$5,110	$5,110
Buildings	17,315	17,349
Furniture, fixtures and equipment	6,678	6,636
Construction in process	5	88
	29,108	29,183
Less: accumulated depreciation	12,078	11,920
Premises and equipment, net	$17,030	$17,263
Depreciation expense amounted to $763,000, $608,000 and $537,000 for 2016, 2015 and 2014, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table provides the gross carrying value and accumulated amortization of intangible assets as of December 31, 2016 and 2015 (in thousands):
	December 31, 2016			December 31, 2015
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$1,471	$(787)	$684	$1,336	$(638)	$698
Core deposit intangibles	1,641	(320)	1,321	1,641	(25)	1,616
Covenant not to compete	125	(34)	91	125	(2)	123
Total amortized intangible assets	$3,237	$(1,141)	$2,096	$3,102	$(665)	$2,437
Unamortized intangible assets:
Goodwill	$21,089			$21,089
(1) Excludes fully amortized intangible assets
The following table provides the current year and estimated future amortization expense for the next five years of amortized intangible assets (in thousands). We based our projections of amortization expense shown below on existing asset balances at December 31, 2016. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Covenant not to compete	Total
Year ended December 31, 2016 (actual)	$173	$295	$32	$500
Estimate for year ended December 31,
2017	177	266	31	474
2018	143	236	30	409
2019	113	206	30	349
2020	87	177	-	264
2021	64	147	-	211
7. FEDERAL HOME LOAN BANK (FHLB) STOCK
The Bank is a member of the FHLB of Pittsburgh and as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of December 31, 2016 and 2015, the Bank held $4,542,000 and $2,800,000, respectively, of FHLB stock. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management.  The stock's value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) A significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB's regulatory capital ratios have improved, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members and has paid a quarterly cash dividend.

8. DEPOSITS
The following table shows the breakdown of deposits as of December 31, 2016 and 2015, by deposit type (in thousands):

	2016	2015
Non-interest-bearing deposits	$147,425	$150,960
NOW accounts	305,862	279,655
Savings deposits	170,722	170,277
Money market deposit accounts	116,880	105,229
Certificates of deposit	264,614	281,910
Total	$1,005,503	$988,031
Certificates of deposit of $250,000 or more amounted to $56,743,000 and $51,818,000 at December 31, 2016 and 2015, respectively.
Following are maturities of certificates of deposit as of December 31, 2016 (in thousands):
2017	$128,641
2018	47,673
2019	35,722
2020	25,036
2021	22,587
Thereafter	4,955
Total certificates of deposit	$264,614
9. BORROWED FUNDS AND REPURCHASE AGREEMENTS
The following table shows the breakdown of borrowed funds as of December 31, 2016 and 2015, (dollars in thousands):
	Securities
	Sold Under						Total
	Agreements to	FHLB	Federal Funds	FRB	Notes	Term	Borrowed
	Repurchase(a)	Advances(b)	Line (c)	BIC Line (d)	Payable(e)	Loans(f)	Funds
2016
Balance at December 31	$14,307	$41,330	$-	$-	$7,500	$16,525	$79,662
Highest balance at any month-end	16,132	45,125	-	-	7,500	16,525	85,282
Average balance	15,057	7,917	2	3	7,500	16,525	47,004
Weighted average interest rate:
Paid during the year	0.49%	0.63%	0.76%	1.00%	3.55%	2.44%	1.69%
As of year-end	0.67%	0.74%	0.00%	0.00%	3.79%	2.44%	1.36%
2015
Balance at December 31	$16,008	$1,598	$-	$-	$7,500	$16,525	$41,631
Highest balance at any month-end	16,008	26,996	-	-	7,500	20,569	71,073
Average balance	5,998	5,218	-	-	7,500	17,984	36,700
Weighted average interest rate:
Paid during the year	0.82%	0.35%	0.00%	0.77%	3.14%	2.25%	1.93%
As of year-end	0.45%	0.43%	0.00%	0.00%	3.33%	2.40%	1.74%

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

The collateral pledged on the repurchase agreements by the remaining contractual maturity of the repurchase agreements in the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
2016	Continuous	30 Days	30 - 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$16,118	$-	$-	$2,059	$18,177
Total carrying value of collateral pledged	$16,118	$-	$-	$2,059	$18,177

Total liability recognized for repurchase agreements					$14,307

2015
Repurchase Agreements:
U.S. agency securities	$18,144	$-	$-	$2,049	$20,193
Total carrying value of collateral pledged	$18,144	$-	$-	$2,049	$20,193

Total liability recognized for repurchase agreements					$16,008
(b)    FHLB Advances consist of an "Open RepoPlus" agreement with the FHLB of Pittsburgh. FHLB "Open RepoPlus" advances are short-term borrowings that bear interest based on the FHLB discount rate or Federal Funds rate, whichever is higher.  The Company has a borrowing limit of $343,209,000, inclusive of any outstanding advances. FHLB advances are secured by a blanket security agreement that includes the Company's FHLB stock, as well as certain investment and mortgage-backed securities held in safekeeping at the FHLB and certain residential and commercial mortgage loans.
(c)    The federal funds line consists of an unsecured line from a third party bank at market rates.  The Company has a borrowing limit of $10,000,000, inclusive of any outstanding balances.  No specific collateral is required to be pledged for these borrowings.
(d)    The Federal Reserve Bank Borrower in Custody (FRB BIC) Line consists of a borrower in custody in agreement open in January 2010 with the Federal Reserve Bank of Philadelphia secured by municipal loans maintained in the Company's possession.  As of December 31, 2016 and 2015, the Company has a borrowing limit of $4,360,000 and $7,949,000, respectively, inclusive of any outstanding advances. The approximate carrying value of the municipal loan collateral was $15,560,000 and $16,146,000 as of December 31, 2016 and 2015, respectively.
(e)    In December 2003, the Company formed a special purpose entity ("Entity") to issue $7,500,000 of floating rate obligated mandatory redeemable trust preferred securities as part of a pooled offering.  The rate was determined quarterly and floated based on the 3 month LIBOR plus 2.80.   The Entity may redeem them, in whole or in part, at face value after December 17, 2008, and on a quarterly basis thereafter.  The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable.  Debt issue costs of $75,000 have been capitalized and fully amortized as of December 31, 2008.  Under current accounting rules, the Company's minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet.  The Entity is not consolidated as part of the Company's consolidated financial statements.
(f)    Term Loans consist of separate loans with the FHLB of Pittsburgh as follows (in thousands):
		December 31,	December 31,
Interest Rate	Maturity	2016	2015
Fixed:
2.29%	October 2, 2017	2,000	2,000
2.72%	July 12, 2018	1,000	1,000
1.87%	February 4, 2019	2,000	2,000
2.61%	February 3, 2021	2,000	2,000
3.52%	July 12, 2021	2,000	2,000
2.37%	August 20, 2021	2,800	2,800
2.08%	January 6, 2022	4,725	4,725
Total term loans		$16,525	$16,525

Following are maturities of borrowed funds as of December 31, 2016 (in thousands):
2017	$64,033
2018	1,000
2019	2,000
2020	570
2021	7,334
Thereafter	4,725
Total borrowed funds	$79,662
10. EMPLOYEE BENEFIT PLANS
Noncontributory Defined Benefit Pension Plan
The Bank sponsors a trusteed, noncontributory defined benefit pension plan covering substantially all employees and officers hired prior to January 1, 2007. Additionally, the Bank assumed the noncontributory defined benefit pension plan of FNB when it was acquired during 2015. The FNB plan was frozen prior to the acquisition and therefore, no additional benefits will accrue for employees covered under that plan. These two plans are collectively referred to herein as "the Plans".  The pension plans call for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank and compensation rates during employment. Upon retirement or other termination of employment, employees can elect either an annuity benefit or a lump sum distribution of vested benefits in the pension plan. The Bank's funding policy is to make annual contributions, if needed, based upon the funding formula developed by the pension plans' actuary. For the years ended December 31, 2016, 2015 and 2014, contributions to the pension plans totaled $818,000, $400,000 and $300,000, respectively.
In lieu of the pension plan, employees with a hire date of January 1, 2007 or later are eligible to receive, after meeting length of service requirements, an annual discretionary 401(k) plan contribution from the Bank equal to a percentage of an employee's base compensation.  The contribution amount is placed in a separate account within the 401(k) plan and is subject to a vesting requirement. Contributions by the Company totaled $82,000, $61,000 and $46,000 for 2016, 2015 and 2014, respectively.
The following table sets forth the obligation and funded status as of December 31 (in thousands):
	2016	2015

Change in benefit obligation
Benefit obligation at beginning of year	$17,809	$11,777
Benefit obligation acquired as part of FNB acquisition	-	6,377
Service cost	345	352
Interest cost	692	424
Actuarial (Gain) / Loss	439	(456)
Benefits paid	(682)	(665)
Benefit obligation at end of year	18,603	17,809

Change in plan assets
Fair value of plan assets at beginning of year	14,786	11,039
Fair value of plan assets at acquisition	-	4,053
Actual return (loss) on plan assets	864	(41)
Employer contribution	818	400
Benefits paid	(682)	(665)
Fair value of plan assets at end of year	15,786	14,786

Funded status	$(2,817)	$(3,023)

Amounts not yet recognized as a component of net periodic pension cost as of December 31 (in thousands):

Amounts recognized in accumulated other
comprehensive loss consists of:	2016	2015
Net loss	$4,263	$3,919
Prior service cost	(175)	(222)
Total	$4,088	$3,697
The accumulated benefit obligation for the defined benefit pension plan was $18,603,000 and $17,809,000 at December 31, 2016 and 2015, respectively.
The components of net periodic benefit costs for the years ended December 31 are as follows (in thousands):
	2016	2015	2014

Service cost	$345	$352	$307
Interest cost	692	424	415
Return on plan assets	(1,034)	(791)	(786)
Net amortization and deferral	219	205	51
Net periodic benefit cost	$222	$190	$(13)
The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost in 2017 is $286,000 and $(47,000), respectively.
The weighted-average assumptions used to determine benefit obligations at December 31, 2016 and 2015 is summarized in the following table. The change in the discount rate is the primary driver of the actuarial loss that occurred in 2016 of $439,000.
	2016	2015
Discount rate	3.78%	3.94%
Rate of compensation increase	3.00%	3.00%
The weighted-average assumptions used to determine net periodic benefit cost (income) for the year ended December 31:
	2016	2015	2014
Discount rate	3.94%	3.61%	4.30%
Expected long-term return on plan assets	7.00%	7.00%	7.50%
Rate of compensation increase	3.00%	3.00%	3.00%
The long-term rate of return on plan assets gives consideration to returns currently being earned on plan assets as well as future rates expected to be earned.  The investment objective is to maximize total return consistent with the interests of the participants and beneficiaries, and prudent investment management.  The allocation of the pension plan assets is determined on the basis of sound economic principles and is continually reviewed in light of changes in market conditions.  Asset allocation favors equity securities, with a target allocation of 50-70%.  The target allocation for debt securities is 30-50%.  At December 31, 2016, the pension plan had a sufficient cash and money market position in order to re-allocate the equity portfolio for diversification purposes and reduce risk in the total portfolio.  The following table sets forth by level, within the fair value hierarchy as defined in footnote 17, the Plan's assets at fair value as of December 31, 2016 and 2015 (in thousands):

2016	Level I	Level II	Level III	Total	Allocation
Assets
Cash and cash equivalents	$863	$-	$-	$863	5.5%
Equity securities	5,404	-	-	5,404	34.1%
Mutual funds and ETF's	5,235	-	-	5,235	33.2%
Corporate bonds	-	3,641	-	3,641	23.1%
Municipal bonds		107		107	0.7%
U.S. Agency securities	-	536	-	536	3.4%
Total	$11,502	$4,284	$-	$15,786	100.0%

2015	Level I	Level II	Level III	Total	Allocation
Assets
Cash and cash equivalents	$1,704	$-	$-	$1,704	11.5%
Equity securities	3,821	-	-	3,821	25.8%
Mutual funds and ETF's	6,085	-	-	6,085	41.3%
Corporate bonds	-	3,019	-	3,019	20.4%
Municipal bonds		107		107	0.7%
U.S. Agency securities	-	50	-	50	0.3%
Total	$11,610	$3,176	$-	$14,786	100.0%
Equity securities include the Company's common stock in the amounts of $548,000 (3.5% of total plan assets) and $502,000 (3.4% of total plan assets) at December 31, 2016 and 2015, respectively.
The Bank expects to contribute $520,000 to its pension plans in 2017.  Expected future benefit payments that the Bank estimates from its pension plan are as follows (in thousands):
2017	$733
2018	591
2019	1,820
2020	1,549
2021	1,403
2022 - 2026	7,407
Defined Contribution Plan
The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company's contributions vest immediately.  Contributions by the Company totaled $351,000, $285,000 and $267,000 for 2016, 2015 and 2014, respectively.
Directors' Deferred Compensation Plan
The Company's directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the deferred compensation plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the deferred compensation plan are not guaranteed and represent a general liability of the Company.  As of December 31, 2016 and 2015, an obligation of $940,000 and $958,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Amounts included in interest expense on the deferred amounts totaled $15,000, $22,000 and $20,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Restricted Stock Plan
The Company maintains a Restricted Stock Plan (the Plan) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company's common stock and maybe subject to certain vesting requirements including in the case of employees, continuous employment or service with the Company.  In April of 2016, the Company's shareholders authorized a total of 150,000 shares of the Company's common stock to be made available under the Plan. As of December 31, 2016, 145,890 shares remain available to be issued under the Plan. The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.
The following table details the vesting, awarding and forfeiting of restricted shares during 2016:
	2016
		Weighted
		Average
	Shares	Market Price
Outstanding, beginning of year	8,269	$49.98
Granted	4,110	48.13
Forfeited	(90)	49.26
Increase due to stock dividends	-	-
Vested	(3,818)	49.95
Outstanding, end of year	8,471	$49.10
Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.  Compensation expense related to restricted stock was $193,000, $172,000 and $157,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The per share weighted-average grant-date fair value of restricted shares granted during 2016, 2015 and 2014 was $48.13, $49.02 and $52.82, respectively.  At December 31, 2016, the total compensation cost related to nonvested awards that has not yet been recognized was $416,000, which is expected to be recognized over the next 3 years.
Supplemental Executive Retirement Plan
The Company maintains a non-qualified supplemental executive retirement plan ("SERP") for certain executives to compensate those executive participants in the Company's noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law.  At December 31, 2016 and 2015, an obligation of $1,460,000 and   $1,339,000, respectively, was included in other liabilities for the SERP in the Consolidated Balance Sheet.  Expenses related to the SERP totaled $121,000, $141,000 and $152,000 for the years ended December 31, 2016, 2015 and 2014.
Salary Continuation Plan
The Company maintains a salary continuation plan for certain employees acquired through the acquisition of the FNB.  At December 31, 2016 and 2015 an obligation of $720,000 and $710,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet.  Expenses related to the salary continuation plan totaled $62,000 for the year ended December 31, 2016. There were no expenses related to this plan during the years ended December 31, 2015 and 2014.
Continuation of Life Insurance Plan
The Company, as part of the acquisition of FNB, has promised a continuation of life insurance coverage to certain persons post-retirement. GAAP requires the recording of post-retirement costs and a liability equal to the present value of the cost of post-retirement insurance during the person's term of service. The estimated present value of future benefits to be paid totaled $569,000 and $574,000 at December 31, 2016 and 2015, respectively, which is included in other liabilities in the Consolidated Balance Sheet. There were no expenses related to this plan during the years ended December 31, 2016, 2015 and 2014.

11. INCOME TAXES
The provision for income taxes consists of the following (in thousands):
	Year Ended December 31,
	2016	2015	2014
Currently payable	$2,672	$2,913	$3,081
Deferred tax liability (asset)	362	(192)	478
Provision for income taxes	$3,034	$2,721	$3,559
The following temporary differences gave rise to the net deferred tax asset and liabilities at December 31, 2016 and 2015, respectively (in thousands):
	2016	2015
Deferred tax assets:
Allowance for loan losses	$4,518	$4,238
Deferred compensation	757	772
Merger & acquisition costs	16	20
Allowance for losses on available-for-sale securities	250	436
Pension and other retirement obligation	1,454	1,483
Interest on non-accrual loans	1,259	1,001
Incentive plan accruals	421	362
Other real estate owned	152	136
Low income housing tax credits	94	63
NOL carry forward	709	950
AMT Credit Carryforward	8	152
Other	156	157
Total	$9,794	$9,770

Deferred tax liabilities:
Premises and equipment	$(998)	$(919)
Investment securities accretion	(189)	(177)
Loan fees and costs	(369)	(154)
Goodwill and core deposit intangibles	(3,573)	(3,594)
Mortgage servicing rights	(233)	(238)
Unrealized gains on available-for-sale securities	(673)	(1,135)
Other	(17)	(44)
Total	(6,052)	(6,261)
Deferred tax asset, net	$3,742	$3,509
No valuation allowance was established at December 31, 2016 and 2015, due to the Company's ability to carryback to taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company's earnings potential.
The total provision for income taxes is different from that computed at the statutory rates due to the following items (in thousands):
	Year Ended December 31,
	2016	2015	2014
Provision at statutory rates on
pre-tax income	$5,328	$4,878	$5,761
Effect of tax-exempt income	(1,943)	(1,915)	(1,865)
Low income housing tax credits	(198)	(198)	(198)
Bank owned life insurance	(234)	(214)	(172)
Nondeductible interest	55	61	60
Nondeductible merger and acquisition expenses	-	102	-
Other items	26	7	(27)
Provision for income taxes	$3,034	$2,721	$3,559
Statutory tax rates	34%	34%	34%
Effective tax rates	19.4%	19.0%	21.0%

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exception, the Company's federal and state income tax returns for taxable years through 2012 have been closed for purposes of examination by the federal and state taxing authorities.
Investments in Qualified Affordable Housing Projects
As of December 31, 2016 and 2015, the Company was invested in four partnerships that provide affordable housing. The balance of the investments, which is included within other assets in the Consolidated Balance Sheet, was $700,000 and $959,000 as of December 31, 2016 and 2015, respectively. Investments purchased prior to January 1, 2015, are accounted for utilizing the effective yield method. As of December 31, 2016, the Company has $846,000 of tax credits remaining that will be recognized over six years. Tax credits of $198,000 were recognized as a reduction of tax expense during 2016 and 2015. Included within other expenses on the Consolidated Statement of Income was $259,000 of amortization of the investments in qualified affordable housing projects for 2016 and 2015.
12. OTHER COMPREHENSIVE INCOME
The components of accumulated other comprehensive loss, net of tax, as of December 31, were as follows (in thousands):
	2016	2015
Net unrealized gain on securities available for sale	$1,979	$3,339
Tax effect	673	1,135
Net -of-tax amount	1,306	2,204

Unrecognized pension costs	(4,088)	(3,697)
Tax effect	(1,390)	(1,257)
Net -of-tax amount	(2,698)	(2,440)

Total accumulated other comprehensive loss	$(1,392)	$(236)

The following tables present the changes in accumulated other comprehensive loss by component net of tax for the years ended December 31, 2016, 2015 and 2014 (in thousands):
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2013	$(108)	$(1,117)	$(1,225)
Other comprehensive income (loss) before reclassifications (net of tax)	3,608	(1,243)	2,365
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(407)	34	(373)
Net current period other comprehensive income (loss)	3,201	(1,209)	1,992
Balance as of December 31, 2014	$3,093	$(2,326)	$767

Balance as of December 31, 2014	$3,093	$(2,326)	$767
Other comprehensive loss before reclassifications (net of tax)	(606)	(249)	(855)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(283)	135	(148)
Net current period other comprehensive loss	(889)	(114)	(1,003)
Balance as of December 31, 2015	$2,204	$(2,440)	$(236)

Balance as of December 31, 2015	$2,204	$(2,440)	$(236)
Other comprehensive loss before reclassifications (net of tax)	(730)	(403)	(1,133)
Amounts reclassified from accumulated other
comprehensive loss (net of tax)	(168)	145	(23)
Net current period other comprehensive loss	(898)	(258)	(1,156)
Balance as of December 31, 2016	$1,306	$(2,698)	$(1,392)

(a) Amounts in parentheses indicate debits on the consolidated balance sheet.
The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the years ended December 31, 2016, 2015 and 2014:
Details about accumulated other comprehensive loss	Amount reclassified from accumulated comprehensive loss (a)			Affected line item in the Consolidated Statement of Income
	December 31,
	2016	2015	2014
Unrealized gains and losses on available for sale securities
	$255	$429	$616	Investment securities gains, net
	(87)	(146)	(209)	Provision for income taxes
	$168	$283	$407	Net of tax

Defined benefit pension items
	$(219)	$(205)	$(51)	Salaries and employee benefits
	74	70	17	Provision for income taxes
	$(145)	$(135)	$(34)	Net of tax
Total reclassifications	$23	$148	$373

(a) Amounts in parentheses indicate debits.

13. RELATED PARTY TRANSACTIONS
Certain executive officers and directors of the Company, or companies in which they have 10 percent or more beneficial ownership, were indebted to the Bank.  Such loans were made in the ordinary course of business at the Bank's normal credit terms and do not present more than a normal risk of collection.  A summary of loan activity for the years ended December 31, 2016 and 2015 with officers, directors, stockholders and associates of such persons is listed below (in thousands):
	Year Ended December 31,
	2016	2015
Balance, beginning of year	$5,343	$4,314
New loans	4,512	5,828
Repayments	(4,285)	(4,799)
Balance, end of year	$5,570	$5,343
14. REGULATORY MATTERS
Dividend Restrictions:
The approval of the Federal Reserve Board is required for a bank to pay dividends up to the Company if the total of all dividends declared in any calendar year exceeds the Bank's net income (as defined) for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2017 without approval of the FRB or PDB of approximately $13,925,000, plus the Bank's 2017 year-to-date net income at the time of the dividend declaration.
Loans:
The Bank is subject to regulatory restrictions which limit its ability to loan funds to the Company.  At December 31, 2016, the Bank's regulatory lending limit amounted to approximately $17,631,000.
Regulatory Capital Requirements:
Federal regulations require the Company and the Bank to maintain minimum amounts of capital. Specifically, each is required to maintain certain minimum dollar amounts and ratios of Total, Tier I and Common Equity Tier I capital to risk-weighted assets and of Tier I capital to average total assets.
In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (FDICIA) established five capital categories ranging from "well capitalized" to "critically under-capitalized." Should any institution fail to meet the requirements to be considered "adequately capitalized", it would become subject to a series of increasingly restrictive regulatory actions.
As of December 31, 2016 and 2015, the FRB categorized the Company and the Bank as well capitalized, under the regulatory framework for prompt corrective action.  To be categorized as a well capitalized financial institution, Total risk-based, Tier I risk-based, Common Equity Tier I risk based and Tier I leverage capital ratios must be at least 10%, 8%, 6.5% and 5%, respectively.
The Company and Bank's computed risk‑based capital ratios are as follows as of December 31, 2016 and 2015 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$121,717	14.93%	$65,217	8.00%	$81,522	10.00%
Bank	$117,537	14.46%	$65,020	8.00%	$81,275	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$112,599	13.81%	$48,913	6.00%	$65,217	8.00%
Bank	$108,419	13.34%	$48,765	6.00%	$65,020	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$105,099	12.89%	$36,685	4.50%	$52,989	6.50%
Bank	$108,419	13.34%	$36,574	4.50%	$52,829	6.50%
Tier 1 Capital (to Average Assets):
Company	$112,599	9.46%	$47,586	4.00%	$59,483	5.00%
Bank	$108,419	9.13%	$39,006	4.00%	$48,757	5.00%

2015
Total Capital (to Risk Weighted Assets):
Company	$114,886	16.23%	$56,630	8.00%	$70,787	10.00%
Bank	$108,232	15.34%	$56,443	8.00%	$70,554	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$107,612	15.20%	$42,472	6.00%	$56,630	8.00%
Bank	$100,958	14.31%	$42,332	6.00%	$56,443	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$100,112	14.14%	$31,854	4.50%	$46,012	6.50%
Bank	$100,958	14.31%	$31,749	4.50%	$45,860	6.50%
Tier 1 Capital (to Average Assets):
Company	$107,612	11.01%	$39,083	4.00%	$48,854	5.00%
Bank	$100,958	10.35%	$39,006	4.00%	$48,757	5.00%
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
Credit Extension Commitments
The Company's exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments, whose contract amounts represent credit risk at December 31, 2016 and 2015, are as follows (in thousands):

	2016	2015
Commitments to extend credit	$206,505	$143,134
Standby letters of credit	14,955	13,751
	$221,460	$156,885
Commitments to extend credit are legally binding agreements to lend to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of fees. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future liquidity requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company on extension of credit is based on management's credit assessment of the counter party.
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
The Company also offers limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use.  The non-contractual amount of financial instruments with off-balance sheet risk at December 31, 2016 was $9,124,000.  The Company reserves the right to discontinue this service without prior notice.
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
16. OPERATING LEASES
The following schedule shows future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 2016 (in thousands):
2017	$251
2018	253
2019	259
2020	152
2021	104
Thereafter	241
Total	$1,260
The Company's operating lease obligations represent short and long-term lease and rental payments for facilities. Total rental expense for all operating leases for the years ended December 31, 2016, 2015 and 2014 were $289,000, $175,000 and $171,000, respectively.

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
The following tables present the assets reported on the consolidated balance sheet at their fair value on a recurring basis as of December 31, 2016 and 2015 (in thousands) by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
2016	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. Agency securities	$-	$170,414	$-	$170,414
U.S. Treasuries securities	3,000	-	-	3,000
Obligations of state and
political subdivisions	-	96,926	-	96,926
Corporate obligations	-	3,050	-	3,050
Mortgage-backed securities in
government sponsored entities	-	37,728	-	37,728
Equity securities in financial institutions	2,899	-	-	2,899

2015	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. Agency securities	$-	$199,591	$-	$199,591
U.S. Treasuries securities	10,082	-	-	10,082
Obligations of state and
political subdivisions	-	102,863	-	102,863
Corporate obligations	-	14,565	-	14,565
Mortgage-backed securities in
government sponsored entities	-	30,204	-	30,204
Equity securities in financial institutions	2,432	-	-	2,432

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
Assets measured at fair value on a nonrecurring basis as of December 31, 2016 and 2015 (in thousands) are included in the table below:
2016	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$2,033	$2,033
Other real estate owned	-	-	839	839

2015	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$894	$894
Other real estate owned	-	-	1,197	1,197
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
Quantitative Information about Level 3 Fair Value Measurements
2016	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	2,033	Appraised Collateral Values	Discount for time since appraisal	0-65%	28.98%
			Selling costs	5%-9%	7.56%
			Holding period	6 - 12 months	11 months

Other real estate owned	839	Appraised Collateral Values	Discount for time since appraisal	10-67%	25.45%

2015	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	894	Appraised Collateral Values	Discount for time since appraisal	0-70%	46.50%
			Selling costs	4%-10%	7.75%
			Holding period	12 months	10 months

Other real estate owned	1,197	Appraised Collateral Values	Discount for time since appraisal	0-75%	25%
The fair values of the Company's financial instruments are as follows (in thousands):
	Carrying
December 31, 2016	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$17,754	$17,754	$17,754	$-	$-
Interest bearing time deposits with other banks	6,955	6,960	-	-	6,960
Available-for-sale securities	314,017	314,017	5,899	308,118	-
Loans held for sale	1,827	1,827	1,827	-	-
Net loans	790,725	797,184	-	-	797,184
Bank owned life insurance	26,223	26,223	26,223	-	-
Regulatory stock	5,306	5,306	5,306	-	-
Accrued interest receivable	4,089	4,089	4,089	-	-

Financial liabilities:
Deposits	$1,005,503	$1,004,072	$740,889	$-	$263,183
Borrowed funds	79,662	77,425	41,330	-	36,095
Accrued interest payable	720	720	720	-	-

	Carrying
December 31, 2015	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$24,384	$24,384	$24,384	$-	$-
Interest bearing time deposits with other banks	7,696	7,705	-	-	7,705
Available-for-sale securities	359,737	359,737	12,514	347,223	-
Loans held for sale	603	603	603
Net loans	687,925	712,524	-	-	712,524
Bank owned life insurance	25,535	25,535	25,535	-	-
Regulatory stock	3,459	3,459	3,459	-	-
Accrued interest receivable	4,211	4,211	4,211	-	-

Financial liabilities:
Deposits	$988,031	$987,542	$706,121	$-	$281,421
Borrowed funds	41,631	38,863	1,598	-	37,265
Accrued interest payable	734	734	734	-	-

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
18. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
The following is condensed financial information for Citizens Financial Services, Inc.:

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED BALANCE SHEET
	December 31,
(in thousands)	2016	2015
Assets:
Cash	$2,245	$4,593
Available-for-sale securities	2,735	2,332
Investment in subsidiary:
First Citizens Community Bank	125,973	120,370
Other assets	564	557
Total assets	$131,517	$127,852

Liabilities:
Other liabilities	$749	$592
Borrowed funds	7,500	7,500
Total liabilities	8,249	8,092
Stockholders' equity	123,268	119,760
Total liabilities and stockholders' equity	$131,517	$127,852

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED STATEMENT OF INCOME
	Year Ended December 31,
(in thousands)	2016	2015	2014
Dividends from:
Bank subsidiary	$5,842	$5,582	$14,332
Available-for-sale securities	92	71	56
Total income	5,934	5,653	14,388
Realized securities gains	31	76	-
Expenses	463	892	555
Income before equity
in undistributed earnings
of subsidiary	5,502	4,837	13,833
Equity in undistributed
earnings - First Citizens Community Bank	7,136	6,789	(448)
Net income	$12,638	$11,626	$13,385
Comprehensive income	$11,482	$10,623	$15,377

CITIZENS FINANCIAL SERVICES, INC.
STATEMENT OF CASH FLOWS
	Year Ended December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$12,638	$11,626	$13,385
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(7,136)	(6,789)	448
Investment securities gains	(31)	(76)	-
Other, net	289	322	174
Net cash provided by operating activities	5,760	5,083	14,007
Cash flows from investing activities:
Purchases of available-for-sale securities	(1)	(901)	(602)
Proceeds from the sale of available-for-sale securities	201	113	-
Net cash provided by (used in) investing activities	200	(788)	(602)
Cash flows from financing activities:
Cash dividends paid	(5,081)	(5,151)	(6,121)
Purchase of treasury stock	(3,227)	(2,455)	(814)
Purchase of restricted stock	-	(7)	(170)
Net cash used in financing activities	(8,308)	(7,613)	(7,105)
Net decrease in cash	(2,348)	(3,318)	6,300
Cash at beginning of year	4,593	7,911	1,611
Cash at end of year	$2,245	$4,593	$7,911
19. CONSOLIDATED CONDENSED QUARTERLY DATA (UNAUDITED)
The following table presents summarized quarterly financial data for 2016 and 2015:
(in thousands, except share data)		Three Months Ended,
2016	Mar 31	June 30	Sep 30	Dec 31
Interest income	$10,462	$10,426	$10,948	$11,169
Interest expense	1,257	1,255	1,236	1,293
Net interest income	9,205	9,171	9,712	9,876
Provision for loan losses	135	135	500	750
Non-interest income	1,889	1,855	1,908	1,992
Investment securities gains, net	27	128	-	100
Non-interest expenses	6,912	7,301	7,200	7,258
Income before provision for income taxes	4,074	3,718	3,920	3,960
Provision for income taxes	791	687	767	789
Net income	$3,283	$3,031	$3,153	$3,171
Earnings Per Share Basic	$0.98	$0.91	$0.94	$0.95
Earnings Per Share Diluted	$0.98	$0.91	$0.94	$0.95

		Three Months Ended,
2015	Mar 31	June 30	Sep 30	Dec 31
Interest income	$8,771	$8,768	$8,863	$9,251
Interest expense	1,184	1,207	1,218	1,211
Net interest income	7,587	7,561	7,645	8,040
Provision for loan losses	120	120	120	120
Non-interest income	1,602	1,780	1,736	1,876
Investment securities gains, net	126	175	129	(1)
Non-interest expenses	5,335	5,428	5,852	6,814
Income before provision for income taxes	3,860	3,968	3,538	2,981
Provision for income taxes	740	779	681	521
Net income	$3,120	$3,189	$2,857	$2,460
Earnings Per Share Basic	$1.02	$1.04	$0.94	$0.79
Earnings Per Share Diluted	$1.02	$1.04	$0.94	$0.79
20. ACQUISITION OF FNB
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
The transaction closed on December 11, 2015, with FNB having been merged into First Citizens Community Bank, with First Citizens Community Bank as the surviving entity. The acquisition established the Company's presence in the Lebanon, Berks and Schuylkill Counties, Pennsylvania markets.
Under the terms of the merger agreement, the Company acquired all of the outstanding shares of FNB for a total purchase price of approximately $21,603,000.  As a result of the acquisition, the Company issued 336,515 common shares and $5.6 million in cash to the former shareholders of FNB. The shares were issued with a value of $47.50 per share, which was based on the close price of the Company's stock on December 11, 2015.
 The acquired assets and assumed liabilities were measured at estimated fair values. Management made significant estimates and exercised significant judgment in accounting for the acquisition.  Management measured loan fair values based on loan file reviews, appraised collateral values, expected cash flows, and historical loss factors of FNB.  Real estate acquired through foreclosure was primarily valued based on appraised collateral values.  The Company also recorded an identifiable intangible asset representing the core deposit base of FNB based on management's evaluation of the cost of such deposits relative to alternative funding sources.  The Company also recorded an identifiable intangible asset representing a covenant not-to-compete with the former President of FNB. Management used significant estimates including the average lives of depository accounts, future interest rate levels, and the cost of servicing various depository products. Management used market quotations to determine the fair value of investment securities.
 The business combination resulted in the acquisition of loans with and without evidence of credit quality deterioration. FNB's loans were deemed to have credit impairment at the acquisition date if the Company did not expect to receive all contractually required cash flows due to concerns about credit quality.  Such loans were fair valued and the difference between contractually required payments at the acquisition date and cash flows expected to be collected was recorded as a non-accretable difference. At the acquisition date, the Company recorded $3,809,000 of purchased credit-impaired loans. The method of measuring carrying value of purchased loans differs from loans originated by the Company (originated loans), and as such, the Company identifies purchased loans and purchased loans with a credit quality discount and originated loans at amortized cost.
 FNB's loans without evidence of credit deterioration were fair valued by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value.  Additionally, consideration was given to management's best estimates of default rates and pre-payment speeds.

The following table summarizes the purchase of FNB as of December 11, 2015:
(In Thousands, Except Per Share Data)
Purchase Price Consideration in Common Stock
Citizens Financial Services, Inc. shares issued	336,515
Value assigned to Citizens Financial Services, Inc. common share	$47.50
Purchase price assigned to FNB common shares exchanged for Citizens Financial Services, Inc.		$15,984
Purchase Price Consideration - Cash for Common Stock
Purchase price assigned to The First National Bank of Fredericksburg common shares exchanged for cash		5,619
Total Purchase Price		21,603
Net Assets Acquired:
The First National Bank of Fredericksburg shareholders' equity	$12,298
Adjustments to reflect assets acquired at fair value:
Loans
Interest rate	31
General credit	(1,362)
Specific credit - non-amortizing	(2,495)
Specific credit - amortizing	(665)
Core deposit intangible	1,641
Covenant not to compete	125
Premises and equipment	1,203
Leased premises contracts	(359)
Other assets	(358)
Deferred tax assets	785
Adjustments to reflect liabilities acquired at fair value:
Time deposits	(74)
		10,770
Goodwill resulting from merger		$10,833
The following condensed statement reflects the amounts recognized as of the acquisition date for each major class of asset acquired and liability assumed:
(In Thousands)
Total purchase price		$21,603
Assets (liabilities) acquired:
Cash and cash equivalents	$83,514
Interest bearing time deposits with other banks	1,236
Securities available for sale	23,831
Loans	115,211
Premises and equipment, net	4,743
Accrued interest receivable	282
Bank-owned life insurance	4,598
Intangibles	1,981
Deferred tax asset	2,979
Other assets	2,332
Time deposits	(42,675)
Deposits other than time deposits	(182,555)
Accrued interest payable	(14)
Other liabilities	(4,693)
		10,770
Goodwill resulting from the FNB merger		$10,833
The Company recorded goodwill and other intangibles associated with the purchase of FNB totaling $12,814,000.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Company did not recognize any impairment from December 11, 2015 to December 31, 2016. None of the goodwill acquired is expected to be deductible for tax purposes.
Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. For the period from December 11, 2015 to December 31, 2016, no such adjustments were recorded.  The identifiable intangible assets consist of a core deposit intangible, covenant not to compete intangible and MSRs which are being amortized on an accelerated basis over the useful life of such assets. See footnote 6 for additional information on the identifiable intangible assets.

Amounts recognized separately from the acquisition include primarily legal fees, investment banking fees, system conversion costs, severance costs and contract termination costs. These costs were included in merger and acquisition expenses within non-interest expenses on the Consolidated Statement of Income and amounted to approximately $1,103,000 for the year ended December 31, 2015.
Results of operations for FNB prior to the acquisition date are not included in the Consolidated Statement of Income for the year ended December 31, 2015.  Due to the significant amount of fair value adjustments, historical results of FNB are not relevant to the Company's results of operations.  Therefore, no pro forma information is presented.
 The following table presents financial information regarding the former FNB operations included in our Consolidated Statement of Income from the date of acquisition through December 31, 2015 under the column "Actual from Acquisition Date through December 31, 2015".  In addition, the following table presents unaudited pro forma information as if the acquisition of FNB had occurred on January 1, 2014 under the "Pro Forma" columns.  The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited proforma information does not reflect management's estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition.  Merger and acquisition integration costs and amortization of fair value adjustments are included in the numbers below.
		Pro Formas
	Actual from Acquisition Date Through December 31, 2015	Twelve Months Ended December 31,
(In Thousands, Except Per Share Data)		2016	2015	2014
Net interest income	$401	$35,837	$37,736	$37,634
Non-interest income	21	7,899	8,576	8,184
Net income	(22)	12,073	8,640	14,019
Pro forma earnings per share:
Basic		$3.61	$2.57	$4.15
Diluted		$3.61	$2.57	$4.15

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. Management's assessment did not identify any material weaknesses in the Company's internal control over financial reporting.
In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.  Because there were no material weaknesses discovered, management believes that, as of December 31, 2016, the Company's internal control over financial reporting was effective.
The Company's independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effective operation of the Company's internal control over financial reporting as of December 31, 2016, a copy of which is included in this Annual Report on Form 10-K.

/s/ Randall E. Black
By: Randall E. Black
Chief Executive Officer and President
 (Principal Executive Officer)
Date: March 9, 2017

/s/ Mickey L. Jones
 By: Mickey L. Jones
Treasurer
 (Principal Financial & Accounting Officer)
Date: March 9, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Citizens Financial Services, Inc.

We have audited the accompanying consolidated balance sheets of Citizens Financial Services, Inc. and subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of Citizens Financial Services, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens Financial Services, Inc. and Subsidiary as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Citizens Financial Services, Inc. and subsidiary's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2016, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/S.R. Snodgrass, P.C.

Wexford, Pennsylvania
March 9, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Citizens Financial Services, Inc.
We have audited Citizens Financial Services, Inc. and subsidiary's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in 2013.  Citizens Financial Services, Inc.'s  management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Citizens Financial Services, Inc.'s internal control over financial reporting based on our audit.
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
In our opinion, Citizens Financial Services, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by COSO in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016, of Citizens Financial Services, Inc. and subsidiary and our report dated March 9, 2017, expressed an unqualified opinion.

/s/S.R. Snodgrass, P.C.

Wexford, Pennsylvania
March 9, 2017

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A – CONTROLS AND PROCEDURES.

(a)	Disclosure Controls and Procedures

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act").  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Control Over Financial Reporting

Management's annual report on internal control over financial reporting and the attestation report of the independent registered public accounting firm are incorporated herein by reference to Item 8 - the Company's audited Consolidated Financial Statements in this Annual Report on Form 10-K

(c)	Changes to Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B – OTHER INFORMATION.
             None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
            For information relating to the directors of the Company, the section captioned "Proposal 1. Election of Directors" in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders (the "2017 Proxy Statement") is incorporated by reference.
Executive Officers
            For information relating to officers of the Company, the section captioned "Proposal 1. Election of Directors" in the 2017 Proxy Statement is incorporated by reference.
Compliance with Section 16(a) of the Exchange Act
            For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned "Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2017 Proxy Statement is incorporated by reference.
Disclosure of Code of Ethics
            The Company has adopted a Code of Ethics that applies to directors, officers and employees of the Company and the Bank.  A copy of the Code of Ethics is posted on the Company's website at www.firstcitizensbank.com.  The Company intends to satisfy the disclosure requirement of Form 8-K regarding an amendment to, or a waiver from, a provision of its Code of Ethics by posting such information on its website.
Corporate Governance
            For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned "Corporate Governance – Committees of the Board of Directors" in the Company's 2017 Proxy Statement is incorporated by reference.

ITEM 11 – EXECUTIVE COMPENSATION
Executive Compensation
            For information regarding executive and director compensation, the sections captioned "Director Compensation", "Executive Compensation", "Compensation Discussion and Analysis" and "Compensation Committee Report" in the Company's 2017 Proxy Statement are incorporated by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in the Company's 2017 Proxy Statement.

(b)	Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in the Company's 2017 Proxy Statement.

(c)	Changes in Control
Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

                                 The following table sets forth information as of December 31, 2016 about Company common stock that may be issued under the Company's 2016 Restricted Stock Plan.  The plan was approved by the Company's stockholders.
Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	n/a	n/a	145,890

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	n/a	n/a	145,890

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
            For information regarding certain relationships and related transactions, the section captioned "Other Information Relating to Directors and Executive Officers - Transactions with Related Persons" in the Company's 2017 Proxy Statement is incorporated by reference.
Director Independence
            For information regarding director independence, the section captioned "Corporate Governance – Director Independence" in the Company's 2017 Proxy Statement is incorporated by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
For information regarding the principal accountant fees and expenses the section captioned "Audit – Related Matters" in the Company's 2017 Proxy Statement is incorporated by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)  The following documents are filed as a part of this report:
    1.  The following financial statements are incorporated by reference in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2016 and 2015
    Consolidated Statement of Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014
    Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2016, 2015 and  2014
    Consolidated Statement of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
    Notes to Consolidated Financial Statements

    2.  All financial statement schedules are omitted because the required information is either not applicable, not required or is  shown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection  (a)(1) of this item.
    3. The following Exhibits are filed herewith, or incorporated by reference as a part of this report.
3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended(1)
3.2	Bylaws of Citizens Financial Services, Inc.(2)
4	Instrument defining the rights of security holders (3)
10.1	*Amended and Restated Executive Employment Agreement between Citizens Financial Services, Inc., First Citizens Community Bank and Randall E. Black(4)
10.2	*Citizens Financial Services, Inc. Directors' Deferred Compensation Plan(5)
10.3	*Citizens Financial Services, Inc. Directors' Life Insurance Program(6)
10.4	*Citizens Financial Services, Inc. 2006 Restricted Stock Plan(7)
10.5	*Form of Award Agreement for Citizens Financial Services, Inc. 2006 Restricted Stock Plan(8)
10.6	*Supplemental Executive Retirement Plan(9)
10.7	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Terry B. Osborne (10)
10.8	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Mickey L. Jones (11)
10.9	*First Citizens Community Bank Annual Incentive Plan (12)
10.10	*First Citizens Community Bank Endorsement Split-Dollar Life Insurance Plan (13)
10.11	Citizens Financial Services, Inc. 2016 Equity Incentive Plan (14)
21	List of Subsidiaries

23	Consent of S.R. Snodgrass, P.C., Independent Registered Public Accountants
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders' Equity, (v) the Consolidated Statement of Cash Flows and (vi) related notes.

*Management contract or compensatory plan, contract or arrangement
 (1)   Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, as filed with the Commission on May 12, 2010.
(2)    Incorporated by reference to Exhibit 3.2) to the Company's Current Report on Form 8-K, as filed with the Commission on December 24, 2009.
(3)    Incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the commission on March 14, 2006.
(4)    Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 9, 2012.
(5)    Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Commission on March 6, 2014.
(6)    Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 14, 2005.
(7)    Incorporated by reference to Exhibit 4.1 to the Company's Form S-8, as filed with the Commission on August 29, 2006.
(8)    Incorporated by reference to Exhibits 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 9, 2012.
(9)    Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Commission on March 7, 2013.
(10)  Incorporated by reference to Exhibits 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 9, 2012.
(11)  Incorporated by reference to Exhibits 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 9, 2012.
(12)  Incorporated by reference to Exhibits 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed with the Commission on August 8, 2013.
(13)  Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on January 7, 2015.
(14)  Incorporated by reference to Exhibit A to the Company's definitive proxy statements for the 2016 Annual Meeting of Shareholders, as filed with the Commission on March 10, 2016.

ITEM 16 – FORM 10-K SUMMARY
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Citizens Financial Services, Inc.
(Registrant)
/s/ Randall E. Black
By: Randall E. Black
Chief Executive Officer and President
 (Principal Executive Officer)
Date: March 9, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Capacity	Date
/s/ Randall E. Black Randall E. Black, Chief Executive Officer, President and Director (Principal Executive Officer)	March 9, 2017
/s/ Mickey L. Jones Mickey L. Jones, Treasurer and Chief Financial Officer (Principal Financial & Accounting Officer)	March 9, 2017
/s/ R. Lowell Coolidge R. Lowell Coolidge, Director	March 9, 2017
/s/ Rudolph J. van der Hiel Rudolph J. van der Hiel, Director	March 9, 2017
/s/ Robert W. Chappell Robert W. Chappell, Director	March 9, 2017
/s/ R. Joseph Landy R. Joseph Landy, Director	March 9, 2017
/s/ Roger C. Graham, Jr. Roger C. Graham, Director	March 9, 2017
/s/ E. Gene Kosa E. Gene Kosa, Director	March 9, 2017
/s/ Rinaldo A. DePaola Rinaldo A. DePaola, Director	March 9, 2017
/s/ Thomas E. Freeman Thomas E. Freeman, Director	March 9, 2017
/s/ Alletta M. Schadler Alletta M. Schadler Director	March 9, 2017

                                                                                                                      March 9, 2017

                                                                     March 9, 2017
                                                               March 9, 2017
                                                                               March 9, 2017
                                                                         March 9, 2017
                                                                        March 9, 2017
                                                                            March 9, 2017
                                                                              March 9, 2017
                                                                              March 9, 2017

                                                                           March 9, 2017