Form 10-Q
period 2017-03-31
CITIZENS FINANCIAL SERVICES INC
filed 2017-05-10
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10‑Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
Or

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes __X__ No_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                                                    ____                                                      Accelerated filer  _X__

Non-accelerated filer                                                                      ____                                                      Smaller reporting company                                                                                    ____
(Do not check if a smaller reporting company)                                                                                                                                                            Emerging growth company  ____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes____ No __X__

The number of outstanding shares of the Registrant's Common Stock, as of May 2, 2017, was 3,320,366.

Citizens Financial Services, Inc.
Form 10-Q

INDEX

		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheet as of March 31,2017 and December 31, 2016	1
	Consolidated Statement of Income for the Three Months Ended March 31, 2017 and 2016	2
	Consolidated Statement of Comprehensive Income for the Three Months ended March 31, 2017 and 2016	3
	Consolidated Statement of Cash Flows for the Three Months ended March 31, 2017 and 2016	4
	Notes to Consolidated Financial Statements	5-32
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33-51
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	52

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Mine Safety Disclosures	53
Item 5.	Other Information	53
Item 6.	Exhibits	53-54
	Signatures	55

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31	December 31
(in thousands except share data)	2017	2016
ASSETS:
Cash and due from banks:
Noninterest-bearing	$13,587	$16,854
Interest-bearing	1,210	900
Total cash and cash equivalents	14,797	17,754
Interest bearing time deposits with other banks	6,708	6,955
Available-for-sale securities	281,773	314,017
Loans held for sale	1,581	1,827

Loans (net of allowance for loan losses:
2017, $9,405 and 2016, $8,886)	835,902	790,725

Premises and equipment	16,949	17,030
Accrued interest receivable	3,618	4,089
Goodwill	21,089	21,089
Bank owned life insurance	26,389	26,223
Other intangibles	2,012	2,096
Receivable for settlement of security sales	1,297	7,759
Other assets	12,409	13,454

TOTAL ASSETS	$1,224,524	$1,223,018

LIABILITIES:
Deposits:
Noninterest-bearing	$157,426	$147,425
Interest-bearing	880,183	858,078
Total deposits	1,037,609	1,005,503
Borrowed funds	46,836	79,662
Accrued interest payable	612	720
Other liabilities	14,511	13,865
TOTAL LIABILITIES	1,099,568	1,099,750
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares March 31, 2017 and December 31, 2016;
none issued in 2017 or 2016	-	-
Common stock
$1.00 par value; authorized 15,000,000 shares; issued 3,704,375 at March 31, 2017 and
December 31, 2016	3,704	3,704
Additional paid-in capital	42,256	42,250
Retained earnings	93,172	91,278
Accumulated other comprehensive loss	(1,421)	(1,392)
Treasury stock, at cost: 388,190 shares at March 31, 2017
and 384,671 shares at December 31, 2016	(12,755)	(12,572)
TOTAL STOCKHOLDERS' EQUITY	124,956	123,268
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,224,524	$1,223,018

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended
	March 31,
(in thousands, except share and per share data)	2017	2016
INTEREST INCOME:
Interest and fees on loans	$9,717	$8,596
Interest-bearing deposits with banks	35	71
Investment securities:
Taxable	804	944
Nontaxable	668	771
Dividends	76	80
TOTAL INTEREST INCOME	11,300	10,462
INTEREST EXPENSE:
Deposits	1,045	1,074
Borrowed funds	258	183
TOTAL INTEREST EXPENSE	1,303	1,257
NET INTEREST INCOME	9,997	9,205
Provision for loan losses	615	135
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	9,382	9,070
NON-INTEREST INCOME:
Service charges	1,058	1,102
Trust	221	196
Brokerage and insurance	191	209
Gains on loans sold	101	46
Investment securities gains, net	172	27
Earnings on bank owned life insurance	166	170
Other	126	166
TOTAL NON-INTEREST INCOME	2,035	1,916
NON-INTEREST EXPENSES:
Salaries and employee benefits	4,319	3,882
Occupancy	527	445
Furniture and equipment	139	157
Professional fees	310	287
FDIC insurance	105	157
Pennsylvania shares tax	281	150
Amortization of intangibles	76	82
ORE expenses	90	92
Other	1,344	1,660
TOTAL NON-INTEREST EXPENSES	7,191	6,912
Income before provision for income taxes	4,226	4,074
Provision for income taxes	923	791
NET INCOME	$3,303	$3,283

PER COMMON SHARE DATA:
Net Income - Basic	$1.00	$0.98
Net Income - Diluted	$1.00	$0.98
Cash Dividends Paid	$0.425	$0.411

Number of shares used in computation - basic	3,313,616	3,356,573
Number of shares used in computation - diluted	3,313,636	3,356,573

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended
	March 31,
(in thousands)		2017		2016
Net income		$3,303		$3,283
Other comprehensive income (loss):
Change in unrealized gains on available for sale securities	70		1,694
Income tax effect	(24)		(577)
Change in unrecognized pension cost	60		61
Income tax effect	(21)		(21)
Less: Reclassification adjustment for investment security gains included in net income	(172)		(27)
Income tax effect	58		9
Other comprehensive income (loss), net of tax		(29)		1,139
Comprehensive income		$3,274		$4,422

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Three Months Ended
	March 31,
(in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,303	$3,283
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	615	135
Depreciation and amortization	108	76
Amortization and accretion of investment securities	382	567
Deferred income taxes	(174)	(115)
Investment securities gains, net	(172)	(27)
Earnings on bank owned life insurance	(166)	(170)
Originations of loans held for sale	(4,727)	(3,913)
Proceeds from sales of loans held for sale	5,075	3,005
Realized gains on loans sold	(101)	(46)
Decrease in accrued interest receivable	471	115
Decrease in accrued interest payable	(108)	(74)
Other, net	1,801	(467)
Net cash provided by operating activities	6,307	2,369
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	18,766	5,020
Proceeds from maturity and principal repayments	29,858	9,757
Purchase of securities	(11,039)	(25,840)
Purchase of interest bearing time deposits with other banks	(746)	-
Proceeds from redemption of regulatory stock	2,617	112
Purchase of regulatory stock	(1,288)	-
Net increase in loans	(45,880)	(4,454)
Purchase of premises and equipment	(113)	(166)
Proceeds from sale of interest bearing time deposits with other banks	750	-
Proceeds from sale of foreclosed assets held for sale	125	289
Net cash used in investing activities	(6,950)	(15,282)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	32,106	29,780
Proceeds from long-term borrowings	2	2
Net increase in short-term borrowed funds	(32,828)	(1,637)
Purchase of treasury and restricted stock	(396)	(860)
Dividends paid	(1,198)	(1,377)
Net cash (used) provided by financing activities	(2,314)	25,908
Net (decrease) increase in cash and cash equivalents	(2,957)	12,995
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,754	24,384
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,797	$37,379

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,411	$1,331
Income taxes paid	$-	$450
Loans transferred to foreclosed property	$307	$64
Investments and time deposits sold and not settled	$1,297	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

 CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

Citizens Financial Services, Inc. (individually and collectively with its direct and indirect subsidiaries, the "Company") is a Pennsylvania corporation and the holding company of its wholly owned subsidiary, First Citizens Community Bank (the "Bank"), and of the Bank's wholly owned subsidiary, First Citizens Insurance Agency, Inc. ("First Citizens Insurance").

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

In the opinion of management of the Company, the accompanying interim financial statements at March 31, 2017 and for the periods ended March 31, 2017 and 2016 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the three month period ended March 31, 2017 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share. Earnings per share calculations give retroactive effect to stock dividends declared by the Company.

	Three months ended
	March 31,
	2017	2016
Net income applicable to common stock	$3,303,000	$3,283,000

Basic earnings per share computation
Weighted average common shares outstanding	3,313,616	3,356,573
Earnings per share - basic	$1.00	$0.98

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	3,313,616	3,356,573
Add: Dilutive effects of restricted stock	20	-
Weighted average common shares outstanding for dilutive earnings per share	3,313,636	3,356,573
Earnings per share - diluted	$1.00	$0.98

For the three months ended March 31, 2017 and 2016, there were 2,087 and 5,325 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had per share prices ranging from $49.87-$53.15 for the three month period ended March 31, 2017 and per share prices ranging from $46.69-$53.15 for the three month period ended March 31, 2016.

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of tax-exempt income earned from state and municipal securities and loans and investments in affordable housing tax credits.

Investments in Qualified Affordable Housing Projects

As of March 31, 2017 and December 31, 2016, the Company was invested in four partnerships that provide affordable housing. The balance of the investments, which is included within other assets in the Consolidated Balance Sheet, was $660,000 and $700,000 as of March 31, 2017 and December 31, 2016, respectively. Investments purchased prior to January 1, 2015, are accounted for utilizing the effective yield method. As of March 31, 2017, the Company had $811,000 of tax credits remaining that will be recognized over 5.75 years. Tax credits of $35,000 and $50,000 were recognized as a reduction of tax expense during the three months ended March 31, 2017 and 2016, respectively. Amortization of the investment included in other expenses on the Consolidated Statement of Income was $40,000 and $65,000 during the three months ended March 31, 2017 and 2016, respectively.

Note 4 – Investments

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at March 31, 2017 and December 31, 2016 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2017	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. agency securities	$147,624	$297	$(263)	$147,658
Obligations of state and
political subdivisions	87,082	1,500	(339)	88,243
Corporate obligations	3,000	95	-	3,095
Mortgage-backed securities in
government sponsored entities	41,292	82	(256)	41,118
Equity securities in financial
institutions	899	760	-	1,659
Total available-for-sale securities	$279,897	$2,734	$(858)	$281,773

December 31, 2016
Available-for-sale securities:
U.S. agency securities	$170,276	$407	$(269)	$170,414
U.S. treasury securities	2,999	1	-	3,000
Obligations of state and
political subdivisions	95,956	1,463	(493)	96,926
Corporate obligations	3,000	50	-	3,050
Mortgage-backed securities in
government sponsored entities	37,987	88	(347)	37,728
Equity securities in financial institutions	1,821	1,078	-	2,899
Total available-for-sale securities	$312,039	$3,087	$(1,109)	$314,017

The following table shows the Company's gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at March 31, 2017 and December 31, 2016 (in thousands). As of March 31, 2017, the Company owned 80 securities whose fair value was less than their cost basis.

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$61,938	$(263)	$-	$-	$61,938	$(263)
Obligations of state and
political subdivisions	18,733	(279)	2,117	(60)	20,850	(339)
Mortgage-backed securities in
government sponsored entities	23,028	(221)	3,159	(35)	26,187	(256)
Total securities	$103,699	$(763)	$5,276	$(95)	$108,975	$(858)

December 31, 2016
U.S. agency securities	$50,947	$(269)	$-	$-	$50,947	$(269)
Obligations of states and
political subdivisions	28,398	(472)	767	(21)	29,165	(493)
Mortgage-backed securities in
government sponsored entities	26,717	(330)	753	(17)	27,470	(347)
Total securities	$106,062	$(1,071)	$1,520	$(38)	$107,582	$(1,109)

As of March 31, 2017 and December 31, 2016, the Company's investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, obligations of states and political subdivisions and mortgage backed securities issued by government sponsored entities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security's amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company's intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security's amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company's policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or issuer-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale for the three months ended March 31, 2017 and 2016 were $18,766,000 and $5,020,000, respectively. The gross gains and losses were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Gross gains	$172	$27
Gross losses	-	-
Net gains	$172	$27

Investment securities with an approximate carrying value of $206.5 million and $206.3 million at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public funds and certain other deposits.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities (excludes equity securities) at March 31, 2017, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$36,081	$36,288
Due after one year through five years	141,531	142,341
Due after five years through ten years	38,172	38,283
Due after ten years	63,214	63,202
Total	$278,998	$280,114

Note 5 – Loans

The Company grants loans primarily to customers throughout north central, central and south central Pennsylvania and the southern tier of New York.  Although the Company had a diversified loan portfolio at March 31, 2017 and December 31, 2016, a substantial portion of its debtors' ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for loan losses as of March 31, 2017 and December 31, 2016 (in thousands):

March 31, 2017	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$203,817	$945	$35	$202,837
Commercial	267,097	6,347	1,965	258,785
Agricultural	156,299	3,476	737	152,086
Construction	26,118	-	-	26,118
Consumer	10,508	2	1	10,505
Other commercial loans	59,800	5,281	863	53,656
Other agricultural loans	24,227	1,612	-	22,615
State and political subdivision loans	97,441	-	-	97,441
Total	845,307	17,663	3,601	824,043
Allowance for loan losses	9,405	404	-	9,001
Net loans	$835,902	$17,259	$3,601	$815,042

December 31, 2016
Real estate loans:
Residential	$207,423	$957	$35	$206,431
Commercial	252,577	5,742	1,969	244,866
Agricultural	123,624	3,346	738	119,540
Construction	25,441	-	-	25,441
Consumer	11,005	-	4	11,001
Other commercial loans	58,639	5,994	621	52,024
Other agricultural loans	23,388	1,654	-	21,734
State and political subdivision loans	97,514	-	-	97,514
Total	799,611	17,693	3,367	778,551
Allowance for loan losses	8,886	487	-	8,399
Net loans	$790,725	$17,206	$3,367	$770,152

Purchased loans acquired in The First National Bank of Fredericksburg (FNB) acquisition were recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether an acquired loan was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired ("PCI") loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Based upon management's review, there were no material increases or decreases in the expected cash flows of these loans between December 11, 2015 (the "acquisition date") and March 31, 2017. The fair value of PCI loans, on the acquisition date, was determined, primarily based on the fair value of the loans' collateral. The carrying value of PCI loans was $3,601,000 and $3,367,000 at March 31, 2017 and December 31, 2016, respectively.

The carrying value of the PCI loans was determined by projected discounted contractual cash flows.

Changes in the accretable yield for PCI loans were as follows for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	March 31, 2017	March 31, 2016
Balance at beginning of period	$389	$637
Accretion	(114)	(86)
Balance at end of period	$275	$551

The following table presents additional information regarding loans acquired with specific evidence of deterioration in credit quality under ASC 310-30 (in thousands):

	March 31, 2017	December 31, 2016
Outstanding balance	$6,688	$6,487
Carrying amount	3,601	3,367

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

Management considers other commercial loans, other agricultural loans, state and political subdivision loans, commercial real estate loans and agricultural real estate loans which are 90 days or more past due to be impaired. Management will also consider a loan impaired based on other factors it becomes aware of, including the customer's results of operations and cash flows or if the loan is modified in a troubled debt restructuring. In addition, certain residential mortgages, home equity and consumer loans that are cross collateralized with commercial relationships that are determined to be impaired may also be classified as impaired. Impaired loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allocation of the allowance for loan losses or a charge-off to the allowance for loan losses.

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables by class, excluding PCI loans, with the associated allowance amount, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
March 31, 2017	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$949	$568	$322	$890	$28
Home Equity	55	-	55	55	10
Commercial	8,628	5,937	410	6,347	47
Agricultural	3,487	2,146	1,330	3,476	103
Construction	-	-	-	-	-
Consumer	2	-	2	2	2
Other commercial loans	5,797	4,806	475	5,281	195
Other agricultural loans	1,612	1,593	19	1,612	19
State and political
subdivision loans	-	-	-	-	-
Total	$20,530	$15,050	$2,613	$17,663	$404

December 31, 2016
Real estate loans:
Mortgages	$953	$570	$330	$900	$22
Home Equity	57	-	57	57	10
Commercial	7,958	5,697	45	5,742	45
Agricultural	3,347	2,000	1,347	3,347	54
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	6,159	5,135	859	5,994	326
Other agricultural loans	1,653	1,629	24	1,653	30
State and political
subdivision loans	-	-	-	-	-
Total	$20,127	$15,031	$2,662	$17,693	$487

The following tables includes the average balance of impaired financing receivables by class and the income recognized on these receivables for the three month periods ended March 31, 2017 and 2016(in thousands):

	For the Three Months Ended
	March 31, 2017			March 31, 2016
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	Cash Basis	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$894	$3	$-	$391	$4	$-
Home Equity	56	1	-	60	1	-
Commercial	5,793	24	3	6,179	26	-
Agricultural	3,382	31	-	165	2	-
Construction	-	-	-	-	-	-
Consumer	1	-	-	-	-	-
Other commercial loans	5,597	40	10	5,952	66	1
Other agricultural loans	1,627	23	-	105	1	-
State and political
subdivision loans	-	-	-	-	-	-
Total	$17,350	$122	$13	$12,852	$100	$1

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

The following tables represent credit exposures by internally assigned grades as of March 31, 2017 and December 31, 2016 (in thousands):

March 31, 2017	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$240,229	$14,732	$12,136	$-	$-	$267,097
Agricultural	143,715	7,835	4,749	-	-	156,299
Construction	26,118	-	-	-	-	26,118
Other commercial loans	53,657	1,560	4,498	85	-	59,800
Other agricultural loans	21,218	1,300	1,709	-	-	24,227
State and political
subdivision loans	83,548	13,095	798	-	-	97,441
Total	$568,485	$38,522	$23,890	$85	$-	$630,982

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$225,185	$14,045	$13,347	$-	$-	$252,577
Agricultural	110,785	8,231	4,608	-	-	123,624
Construction	25,441	-	-	-	-	25,441
Other commercial loans	51,396	2,049	5,105	89	-	58,639
Other agricultural loans	20,178	1,733	1,477	-	-	23,388
State and political
subdivision loans	83,620	13,066	828	-	-	97,514
Total	$516,605	$39,124	$25,365	$89	$-	$581,183

For residential real estate mortgages, home equity and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below, and all loans past due 90 or more days and still accruing. The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2017 and December 31, 2016 (in thousands):

March 31, 2017	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$145,446	$1,539	$35	$147,020
Home Equity	56,566	231	-	56,797
Consumer	10,395	112	1	10,508
Total	$212,407	$1,882	$36	$214,325

December 31, 2016
Real estate loans:
Mortgages	$147,047	$1,648	$35	$148,730
Home Equity	58,438	255	-	$58,693
Consumer	10,892	109	4	$11,005
Total	$216,377	$2,012	$39	$218,428

Aging Analysis of Past Due Financing Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due financing receivables as of March 31, 2017 and December 31, 2016 (in thousands):

							Total	90 Days or
	30-59 Days	60-89 Days	90 Days	Total Past			Financing	Greater and
March 31, 2017	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	Accruing
Real estate loans:
Mortgages	$315	$49	$988	$1,352	$145,633	$35	$147,020	$230
Home Equity	156	85	188	429	56,368	-	56,797	146
Commercial	301	645	3,973	4,919	260,213	1,965	267,097	58
Agricultural	22	-	1,338	1,360	154,202	737	156,299	334
Construction	-	-	-	-	26,118	-	26,118	-
Consumer	90	35	110	235	10,272	1	10,508	22
Other commercial loans	161	2	2,597	2,760	56,177	863	59,800	-
Other agricultural loans	774	-	225	999	23,228	-	24,227	225
State and political
subdivision loans	-	-	-	-	97,441	-	97,441	-
Total	$1,819	$816	$9,419	$12,054	$829,652	$3,601	$845,307	$1,015

Loans considered non-accrual	$77	$10	$8,404	$8,491	$1,991	$-	$10,482
Loans still accruing	1,742	806	1,015	3,563	827,661	3,601	834,825
Total	$1,819	$816	$9,419	$12,054	$829,652	$3,601	$845,307

December 31, 2016
Real estate loans:
Mortgages	$630	$36	$1,109	$1,775	$146,920	$35	$148,730	$173
Home Equity	384	49	209	642	58,051	-	58,693	160
Commercial	1,757	58	4,302	6,117	244,491	1,969	252,577	-
Agricultural	-	-	1,145	1,145	121,741	738	123,624	-
Construction	-	-	-	-	25,441	-	25,441	-
Consumer	115	40	83	238	10,763	4	11,005	67
Other commercial loans	95	35	4,004	4,134	53,884	621	58,639	-
Other agricultural loans	43	34	5	82	23,306	-	23,388	5
State and political
subdivision loans	-	-	-	-	97,514	-	97,514	-

Total	$3,024	$252	$10,857	$14,133	$782,111	$3,367	$799,611	$405

Loans considered non-accrual	$172	$105	$10,452	$10,729	$725	$-	$11,454
Loans still accruing	2,852	147	405	3,404	781,386	3,367	788,157
Total	$3,024	$252	$10,857	$14,133	$782,111	$3,367	$799,611

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

The following table reflects the financing receivables, excluding PCI loans, on non-accrual status as of March 31, 2017 and December 31, 2016, respectively. The balances are presented by class of financing receivable (in thousands):

	March 31, 2017	December 31, 2016
Real estate loans:
Mortgages	$1,309	$1,475
Home Equity	85	95
Commercial	4,448	4,445
Agricultural	1,322	1,340
Consumer	90	42
Other commercial loans	3,228	4,057
	$10,482	$11,454

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to structure more affordable terms before their loan reaches nonaccrual status. These restructured terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of interest or principal, or both, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company's investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower's ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  Based on this evaluation management would no longer consider a loan to be a TDR when the relevant facts support such a conclusion. As of March 31, 2017 and December 31, 2016, included within the allowance for loan losses are reserves of $27,000 and $29,000 respectively, that are associated with loans modified as TDRs.

Loan modifications that are considered TDRs completed during the three months ended March 31, 2017 were as follows (dollars in thousands):

	For the Three Months Ended March 31, 2017
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	2	$-	$703	$-	$703
Total	-	2	$-	$703	$-	$703

There were no loan modifications that were considered TDRs during the three months ended March 31, 2016.

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. There were no loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which began January 1, 2017 and 2016 (three month periods) that subsequently defaulted during these reporting periods.

Allowance for Loan Losses
The following table segregates the allowance for loan losses (ALLL) into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2017 and December 31, 2016, respectively (in thousands):

	March 31, 2017			December 31, 2016
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real estate loans:
Residential	$38	$1,004	$1,042	$32	$1,032	$1,064
Commercial	47	3,618	3,665	45	3,544	3,589
Agricultural	103	1,849	1,952	54	1,440	1,494
Construction	-	46	46	-	47	47
Consumer	2	121	123	-	122	122
Other commercial loans	195	1,020	1,215	326	1,001	1,327
Other agricultural loans	19	287	306	30	282	312
State and political
subdivision loans	-	824	824	-	833	833
Unallocated	-	232	232	-	98	98
Total	$404	$9,001	$9,405	$487	$8,399	$8,886

The following tables roll forward the balance of the ALLL by portfolio segment for the three month periods ended March 31, 2017 and 2016, respectively (in thousands):

	For the three months ended March 31, 2017
	Balance at December 31, 2016	Charge-offs	Recoveries	Provision	Balance at March 31, 2017
Real estate loans:
Residential	$1,064	$(45)	$-	$23	$1,042
Commercial	3,589	(41)	4	113	3,665
Agricultural	1,494			458	1,952
Construction	47	-	-	(1)	46
Consumer	122	(28)	10	19	123
Other commercial loans	1,327	-	9	(121)	1,215
Other agricultural loans	312	(5)		(1)	306
State and political
subdivision loans	833	-	-	(9)	824
Unallocated	98	-	-	134	232
Total	$8,886	$(119)	$23	$615	$9,405

	For the three months ended March 31, 2016
	Balance at December 31, 2015	Charge-offs	Recoveries	Provision	Balance at March 31, 2016
Real estate loans:
Residential	$905	$-	$-	$61	$966
Commercial	3,376	-	4	153	3,533
Agricultural	409			(4)	405
Construction	24	-	-	(10)	14
Consumer	102	(15)	39	(30)	96
Other commercial loans	1,183	-	6	33	1,222
Other agricultural loans	122			3	125
State and political				-
subdivision loans	593	-	-	73	666
Unallocated	392	-	-	(144)	248
Total	$7,106	$(15)	$49	$135	$7,275

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

We continually review the model utilized in calculating the required ALLL. The following are explanations for significant changes in the allowance by portfolio segment during the first three months of 2017:

•
Residential - There was an increase in the historical loss factor for residential loans when comparing March 31, 2017 to December 31, 2016. The specific reserve for residential loans increased slightly from December 31, 2016 to March 31, 2017. The qualitative factor level of and trend in charge-offs was increased for residential loans due the increase in charged off loans in the quarter. The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were decreased for residential loans due to the decrease in past due, non-accrual and classified loans.  The qualitative factor for national, state, regional and local economic trends and business conditions were decreased for residential loan categories due to a decrease in the unemployment rates in the local economy during 2017.

•
Commercial real estate– There was an increase in the historical loss factor for commercial real estate loans when comparing March 31, 2017 to December 31, 2016. The specific reserve for commercial real estate loans increased slightly from December 31, 2016 to March 31, 2017. The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for all commercial real estate loans due to a decrease in the unemployment rates in the local economy during 2017. The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were decreased for commercial real estate loans due to the decrease in past due and classified loans.

•
Agricultural real estate – There was no change in the historical loss factor for agricultural real estate loans from December 31, 2016 to March 31, 2017. The specific reserve for agricultural real estate loans increased from December 31, 2016 to March 31, 2017. The qualitative factor for industry conditions, including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses, was decreased for agricultural real estate due to the improvement in the ratio of the price received for product sold versus feed costs that has occurred in 2017. The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for agricultural real estate loans due to a decrease in the unemployment rates in the local economy during 2017.

•
Other commercial - There was a decrease in the historical loss factor for other commercial loans when comparing December 31, 2016 to March 31, 2017. The specific reserve for other commercial loans decreased from December 31, 2016 to March 31, 2017. The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans was decreased due to the decrease in past due loans. The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for other commercial loans due to a decrease in the unemployment rates in the local economy during 2017.

The following are explanations for changes in the allowance by portfolio segment during the first three months of 2016:

•
Residential - There was an increase in the historical loss factor for residential loans when comparing December 31, 2015 to Marth 31, 2016. The specific reserve for residential loans increase between December 31, 2015 and March 31, 2016. The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for residential loans due to an increase in past due, non-accrual and classified loans.

•
Commercial real estate– There was an increase in the historical loss factor for commercial real estate loans comparing December 31, 2015 to Marth 31, 2016. The specific reserve for commercial real estate loans increased between December 31, 2015 and March 31, 2016. The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for commercial real estate loans due to an increase in past due, non-accrual and classified loans.

•
Agricultural real estate – There were no changes in the historical loss factor or specific reserves for agricultural real estate loans from December 31, 2015 to March 31, 2016. The qualitative factor for industry conditions, including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses, was increased for agricultural real estate due to the decrease in the price received for product sold and the increase in feed costs that occurred in 2016, which negatively affected customer earnings.

•
Other commercial - There was a decrease in the historical loss factor for other commercial loans when comparing December 31, 2015 to March 31, 2016. The specific reserve for other commercial loans increased from December 31, 2015 to December 31, 2016. There were no qualitative factor changes in the first quarter of 2016 for other commercial loans.

•
Other agricultural - There were no changes in the historical loss factor or specific reserves for other agricultural loans from December 31, 2015 to March 31, 2016. The qualitative factor for industry conditions, including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses, was increased for other agricultural loans due to the decrease in the price received for product sold and the increase in feed costs that occurred in 2016, which negatively affected customer earnings.

•
Municipal loans - There was no changes in the historical loss factor or specific reserve for municipal loans from December 31, 2015 to March 31, 2016. There were no qualitative factor changes in the first quarter of 2016 for other commercial loans.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of March 31, 2017 and December 31, 2016, included with other assets are $1,248,000 and $1,036,000, respectively, of foreclosed assets. As of March 31, 2017, included within the foreclosed assets are $265,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of March 31, 2017, the Company has initiated formal foreclosure proceedings on $1,422,000 of consumer residential mortgages, which have not yet been transferred into foreclosed assets.

Note 6 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017			December 31, 2016
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$1,509	$(833)	$676	$1,471	$(787)	$684
Core deposit intangibles	1,641	(388)	1,253	1,641	(320)	1,321
Covenant not to compete	125	(42)	83	125	(34)	91
Total amortized intangible assets	$3,275	$(1,262)	$2,012	$3,237	$(1,141)	$2,096
Unamortized intangible assets:
Goodwill	$21,089			$21,089
(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at March 31, 2017. Future amortization expense may vary from these projections (in thousands):

	MSRs	Core deposit intangibles	Covenant not to compete	Total
Three months ended March 31, 2017 (actual)	$47	$68	$8	$123
Three months ended March 31, 2016 (actual)	$46	$74	$8	$128
Estimate for year ended December 31,
Remaining 2017	138	198	23	360
2018	150	236	30	416
2019	119	206	30	355
2020	91	177	-	268
2021	68	147	-	215

Note 7 – Federal Home Loan Bank Stock

The Bank is a member of the FHLB of Pittsburgh and, as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of March 31, 2017 and December 31, 2016, the Bank's investment in FHLB stock was $3,213,600 and $4,542,000, respectively. The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost and evaluated by management for impairment.  The stock's value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) a significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB's regulatory capital ratios are sufficient, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members and has paid a quarterly cash dividend.

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

The value of the collateral segmented by the remaining contractual maturity of the repurchase agreements in the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 is presented in the following tables (in thousands):

	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
March 31, 2017	Continuous	30 Days	30 - 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$16,157	$-	$-	$2,060	$18,217
Total carrying value of collateral pledged	$16,157	$-	$-	$2,060	$18,217

Total liability recognized for repurchase agreements					$15,962

	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
December 31, 2016	Continuous	30 Days	30 - 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$16,118	$-	$-	$2,059	$18,177
Total carrying value of collateral pledged	$16,118	$-	$-	$2,059	$18,177

Total liability recognized for repurchase agreements					$14,307

Note 9 - Employee Benefit Plans

For additional detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 11 of the Company's Consolidated Financial Statements included in the 2016 Annual Report on Form 10-K.

Noncontributory Defined Benefit Pension Plan

The Bank sponsors a trusteed noncontributory defined benefit pension plan ("Pension Plan") covering substantially all employees and officers hired prior to January 1, 2007. Additionally, the Bank assumed the noncontributory defined benefit pension plan of FNB when it was acquired. The FNB plan was frozen prior to the acquisition and therefore, no additional benefits will accrue for employees covered under that plan. These two plans are collectively referred to herein as "the Plans." The Bank's funding policy is to make annual contributions, if needed, based upon the funding formula developed by the plans' actuary. Any employee with a hire date of January 1, 2007 or later is not eligible to participate in the Pension Plan.

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

The following sets forth the components of net periodic benefit costs of the Pension Plan for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Service cost	$91	$90
Interest cost	167	172
Expected return on plan assets	(274)	(260)
Net amortization and deferral	60	61
Net periodic benefit cost	$44	$63

The Bank expects to contribute $520,000 to the Pension Plans in 2017.

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  For the three months ended March 31, 2017 and 2016, contributions by the Company totaled $99,000 and $83,000, respectively.

Directors' Deferred Compensation Plan

The Company's directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  At March 31, 2017 and December 31, 2016, an obligation of $907,000 and $940,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Amounts included in interest expense on the deferred amounts totaled $5,000 and $4,000 for each of the three months ended March 31, 2017 and 2016, respectively.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the "Plan") whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company's common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  In April of 2016, the Company's shareholders authorized a total of 150,000 shares of the Company's common stock to be made available under the Plan. As of March 31, 2017, 145,740 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted shares during the three month period ended March 31, 2017:

		Weighted
	Unvested	Average
	Shares	Market Price
Outstanding, beginning of period	8,471	$49.10
Granted	150	51.13
Vested	(162)	(51.24)
Outstanding, end of period	8,459	$49.10

Compensation cost related to restricted stock is recognized, based on the market price of the stock at the grant date, over the vesting period. Compensation expense related to restricted stock was $50,000 and $47,000 for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, the total compensation cost related to nonvested awards that has not yet been recognized was $415,000, which is expected to be recognized over the next three years.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan ("SERP") for certain executives to compensate those executive participants in the Company's noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law. At March 31, 2017 and December 31, 2016, an obligation of $1,488,000 and $1,460,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Expenses related to this plan totaled $28,000 and $30,000 for the three months ended March 31, 2017 and 2016, respectively.

Salary Continuation Plan

The Company maintains a salary continuation plan for certain employees retained through the acquisition of FNB or that were formerly employed by FNB.  At March 31, 2017 and December 31 2016, an obligation of $720,000 was included in other liabilities for this plan in the Consolidated Balance Sheet.  Expenses related to this plan totaled $13,000 and $16,000 for the three months ended March 31, 2017 and 2016, respectively.

Continuation of Life Insurance Plan

The Company, as part of the acquisition of FNB, has promised a continuation of certain split-dollar life insurance policies that provide coverage to certain persons post-retirement. U.S. generally accepted accounting principles require the recording of post-retirement costs and a liability equal to the present value of the cost of post-retirement insurance during the person's term of service. The estimated present value of future benefits to be paid totaled $571,000 and $569,000 as of March 31, 2017 and December 31, 2016, respectively, which is included in other liabilities in the Consolidated Balance Sheet.

Note 9 – Accumulated Comprehensive Income

The following tables present the changes in accumulated other comprehensive income by component net of tax for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31, 2017
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2016	$1,306	$(2,698)	$(1,392)
Other comprehensive income (loss) before reclassifications (net of tax)	46	-	46
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(114)	39	(75)
Net current period other comprehensive income (loss)	(68)	39	(29)
Balance as of March 31, 2017	$1,238	$(2,659)	$(1,421)

	Three months ended March 31, 2016
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2015	$2,204	$(2,440)	$(236)
Other comprehensive income (loss) before reclassifications (net of tax)	1,117	-	1,117
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(18)	40	22
Net current period other comprehensive income (loss)	1,099	40	1,139
Balance as of March 31, 2016	$3,303	$(2,400)	$903

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2017 and 2016 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the Consolidated Statement of Income
	Three Months Ended March 31,
	2017	2016
Unrealized gains and losses on available for sale securities
	$172	$27	Investment securities gains, net
	(58)	(9)	Provision for income taxes
	$114	$18	Net of tax

Defined benefit pension items
	$(60)	$(60)	Salaries and employee benefits
	21	20	Provision for income taxes
	$(39)	$(40)	Net of tax
Total reclassifications	$75	$(22)

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
The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of March 31, 2017 and December 31, 2016 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

March 31, 2017	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Securities available for sale:
U.S. Agency securities	$-	$147,658	$-	$147,658
Obligations of state and
political subdivisions	-	88,243	-	88,243
Corporate obligations	-	3,095	-	3,095
Mortgage-backed securities in
government sponsored entities	-	41,118	-	41,118
Equity securities in financial institutions	1,659	-	-	1,659

December 31, 2016	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. Agency securities	$-	$170,414	$-	$170,414
U.S. Treasuries securities	3,000	-	-	3,000
Obligations of state and
political subdivisions	-	96,926	-	96,926
Corporate obligations	-	3,050	-	3,050
Mortgage-backed securities in
government sponsored entities	-	37,728	-	37,728
Equity securities in financial institutions	2,899	-	-	2,899

Financial Instruments, Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during 2017 and 2016 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense.

Assets measured at fair value on a nonrecurring basis as of March 31, 2017 and December 31, 2016 are included in the table below (in thousands):

March 31, 2017	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$2,064	$2,064
Other real estate owned	-	-	1,074	1,074

December 31, 2016
Impaired Loans	$-	$-	$2,033	$2,033
Other real estate owned	-	-	839	839
•
Impaired Loans - The Company has measured impairment on impaired loans generally based on the fair value of the loan's collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level III measurement.  If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. The fair values above excluded estimated selling costs of $185,000 and $188,000 at March 31, 2017 and December 31, 2016, respectively.

•
Other Real Estate Owned (OREO) – OREO is carried at the lower of cost or fair value, which is measured at the date of foreclosure.  If the fair value of the collateral exceeds the carrying amount of the loan, no charge-off or adjustment is necessary, the loan is not considered to be carried at fair value, and is therefore not included in the table above. If the fair value of the collateral is less than the carrying amount of the loan, management will charge the loan down to its estimated realizable value. The fair value of OREO is based on the appraised value of the property, which is generally unadjusted by management and is based on comparable sales for similar properties in the same geographic region as the subject property, and is included in the above table as a Level II measurement.  In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.  In these cases, the loans are categorized in the above table as Level III measurement since these adjustments are considered to be unobservable inputs. Income and expenses from operations and further declines in the fair value of the collateral subsequent to foreclosure are included in net expenses from OREO.

The following table provides a listing of the significant unobservable inputs used in the fair value measurement process for items valued utilizing Level III techniques (dollars in thousands).

Quantitative Information about Level III Fair Value Measurements
March 31, 2017	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	$2,064	Appraised Collateral Values	Discount for time since appraisal	0-90%	28.73%
			Selling costs	5%-10%	7.55%
			Holding period	6 - 12 months	12 months

Other real estate owned	1,074	Appraised Collateral Values	Discount for time since appraisal	12-47%	21.51%

December 31, 2016	Fair Value	Valuation Technique(s)	Unobservable input	Range
Impaired Loans	2,033	Appraised Collateral Values	Discount for time since appraisal	0-65%	28.98%
			Selling costs	5%-9%	7.56%
			Holding period	6 - 12 months	11 months

Other real estate owned	839	Appraised Collateral Values	Discount for time since appraisal	10-67%	25.45%

The fair values of the Company's financial instruments are as follows (in thousands):

	Carrying
March 31, 2017	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$14,797	$14,797	$14,797	$-	$-
Interest bearing time deposits with other banks	6,708	6,712	-	-	6,712
Available-for-sale securities	281,773	281,773	1,659	280,114
Loans held for sale	1,581	1,581	1,581
Net loans	835,902	838,299	-	-	838,299
Bank owned life insurance	26,389	26,389	26,389	-	-
Regulatory stock	3,977	3,977	3,977	-	-
Accrued interest receivable	3,618	3,618	3,618	-	-

Financial liabilities:
Deposits	$1,037,609	$1,036,063	$775,628	$-	$260,435
Borrowed funds	46,836	45,104	6,849	-	38,255
Accrued interest payable	612	612	612	-	-

December 31, 2016
Financial assets:
Cash and due from banks	$17,754	$17,754	$17,754	$-	$-
Interest bearing time deposits with other banks	6,955	6,960	-	-	6,960
Available-for-sale securities	314,017	314,017	5,899	308,118	-
Loans held for sale	1,827	1,827	1,827
Net loans	790,725	797,184	-	-	797,184
Bank owned life insurance	26,223	26,223	26,223	-	-
Regulatory stock	5,306	5,306	5,306	-	-
Accrued interest receivable	4,089	4,089	4,089	-	-

Financial liabilities:
Deposits	$1,005,503	$1,004,072	$740,889	$-	$263,183
Borrowed funds	79,662	77,425	41,330	-	36,095
Accrued interest payable	720	720	720	-

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

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The amendments in this Update defer the effective date of ASU 2014-09 for all entities by one year.  Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019.  The Company is evaluating the effect of adopting this new accounting Update.

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

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606), which among other things clarifies the objective of the collectability criterion in Topic 606, as well as certain narrow aspects of Topic 606. The amendments in this Update affect the guidance in ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. This Update is not expected to have a significant impact on the Company's consolidated financial statements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management's current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in practice.  Among these include recognizing cash payments for debt prepayment or debt extinguishment as cash outflows for financing activities; cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; and cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities while the cash payments for premiums on bank-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities.  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact the adoption of the standard will have on the Company's statement of cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), which requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs.  Consequently, the amendments in this Update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those annual reporting periods. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual periods beginning after December 15, 2019.  Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, earlier adoption should be in the first interim period if an entity issues interim financial statements. The amendments in this Update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's consolidated financial position or results of operations.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. Under the amendments, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties.  This Update is not expected to have a significant impact on the Company's consolidated financial statements.

In October 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The amendments in this Update should be applied using a retrospective transition method to each period presented.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's statement of cash flows.

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

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.  This Update, among others things, clarifies that guarantee fees within the scope of Topic 460, Guarantees, (other than product or service warranties) are not within the scope of Topic 606. The effective date and transition requirements for ASU 2016-20 are the same as the effective date and transition requirements for the new revenue recognition guidance. For public entities with a calendar year-end, the new guidance is effective in the quarter and year beginning January 1, 2018. For all other entities with a calendar year-end, the new guidance is effective in the year ending December 31, 2019, and interim periods in 2020.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's consolidated financial position or results of operations.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which provides a more robust framework to use in determining when a set of assets and activities (collectively referred to as a "set") is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated.  Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.  The amendments in this Update should be applied prospectively on or after the effective date.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's consolidated financial position or results of operations.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323), Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. This Update adds an SEC paragraph to the Codification following an SEC Staff Announcement about applying Staff Accounting Bulletin (SAB) Topic 11.M. Specifically, this announcement applies to ASU 2014-09, Revenue from Contracts with Customers (Topic 606); ASU 2016-02, Leases (Topic 842); and ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. A registrant should evaluate Updates that have not yet been adopted to determine the appropriate financial statement disclosures about the potential material effects of those Updates on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact that adoption of the Updates referenced in this announcement are expected to have on the financial statements, then in addition to making a statement to that effect, that registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact that the standard will have on the financial statements of the registrant when adopted. In this regard, the SEC staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies that the registrant expects to apply, if determined, and a comparison to the registrant's current accounting policies. Also, a registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The amendments in this Update are effective immediately.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test.  In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  A public business entity that is a U.S. Securities and Exchange Commission ("SEC") filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020.  All other entities, including not-for-profit entities that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021.

In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The amendments in this Update clarify what constitutes a financial asset within the scope of Subtopic 610-20.  The amendments also clarify that entities should identify each distinct nonfinancial asset or in substance nonfinancial asset that is promised to a counterparty and to derecognize each asset when the counterparty obtains control.  There is also additional guidance provided for partial sales of a nonfinancial asset and when derecognition, and the related gain or loss, should be recognized.  The amendments in this Update are effective at the same time as the amendments in Update 2014-09. Therefore, for public entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  For all other entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019.

In February 2017, the FASB issued ASU 2017-06, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965). This Update relates primarily to the reporting by an employee benefit plan for its interest in a master trust, which is a trust for which a regulated financial institution serves as a trustee or custodian and in which assets of more than one plan sponsored by a single employer or by a group of employers under common control are held.  For each master trust in which a plan holds an interest, the amendments in this Update require a plan's interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively.  The amendments in this Update remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments, which supplements the existing requirement to disclose the master trusts balances in each general type of investments.  There are also increased disclosure requirements for investments in master trusts.  The amendments in this Update are effective for fiscal years beginning after December 15, 2018. Early adoption is permitted.

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715). The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20). The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.  Early adoption is permitted, including adoption in an interim period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity should apply the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

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

•	The agricultural economy is subject to extreme swings in both the costs of resources and the prices received from the sale of products, which could negatively impact our customers.
•	A budget impasse in the Commonwealth of Pennsylvania could impact our asset values, liquidity and profitability.
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

Additional factors that may affect our results are discussed under "Part II – Item 1A – Risk Factors" in this report and in the Company's 2016 Annual Report on Form 10-K under "Item 1.A/ Risk Factors."  Except as required by applicable law and regulation, we assume no obligation to update or revise any forward-looking statements after the date on which they are made.

Introduction

The following is management's discussion and analysis of the financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. Management's discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results you may expect for the full year.

The Company currently engages in the general business of banking throughout our service area of Potter, Tioga, Clinton and Bradford counties in north central Pennsylvania, Union county in central Pennsylvania, Lebanon, Lancaster, Berks and Schuylkill counties in south central Pennsylvania and Allegany county in southern New York. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 27 banking facilities, 26 of which operate as bank branches.  In Pennsylvania, these offices are located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy and three branches near the city of Lebanon, Pennsylvania. In New York, our office is in Wellsville. We have a limited branch office in Winfield, Pennsylvania, which primarily serves agricultural customers in the central Pennsylvania market.

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

Competition

The banking industry in the Bank's service areas continue to be extremely competitive, both among commercial banks and with financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies, credit unions, agricultural cooperatives and internet entities. Competition in our north central Pennsylvania market has increased as a result of other financial institutions looking to expand into new markets. With larger population centers in our central and south central markets, we experience more competition to gather deposits and to make loans than in our north central Pennsylvania market. Mortgage banking firms, financial companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms and even government agencies provide additional competition for loans and other financial services.  The Bank is generally competitive with all competing financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Financial Statements since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of March 31, 2017 and December 31, 2016, the Trust Department had $114.6 million and $110.6 million of assets under management, respectively.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank's market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Financial Statements since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank's Investment Representatives increased from $137.4 million at December 31, 2016 to $142.8 million at March 31, 2017. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, especially in our central and south central Pennsylvania markets.

In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. As of March 31, 2017, customers owning 6,961 acres have signed agreements with the Bank that provide for the Bank to manage oil and gas matters related to the customers land, which may include negotiating lease payments and royalty percentages, resolving leasing issues, accounting for and ensuring the accuracy of royalty checks, distributing revenue to satisfy investment objectives and providing customized reports outlining payment and distribution information.

Results of Operations

Overview of the Income Statement

The Company had net income of $3,303,000 for the first three months of 2017 compared to $3,283,000 for last year's comparable period, an increase of $20,000. Basic earnings per share for the first three months of 2017 were $1.00, compared to $0.98 last year, representing a 2.0% increase.  Annualized return on assets and return on equity for the three months of 2017 were 1.08% and 10.45%, respectively, compared with 1.11% and 10.81% for last year's comparable period.

Net Interest Income

Net interest income, the most significant component of the Company's earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the first three months of 2017 was $9,997,000, an increase of $792,000, or 8.6%, compared to the same period in 2016.  For the first three months of 2017, the provision for loan losses totaled $615,000, an increase of $480,000 over the comparable period in 2016.  Consequently, net interest income after the provision for loan losses was $9,382,000 compared to $9,070,000 during the first three months of 2016.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders' equity, the related rates, net interest income and interest rate spread created for the three months ended March 31, 2017 and 2016 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates (1)
	Three Months Ended
	March 31, 2017			March 31, 2016
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$		$ %	$		$ %
ASSETS
Short-term investments:
Interest-bearing deposits at banks	7,643	2	0.11	33,660	35	0.42
Total short-term investments	7,643	2	0.11	33,660	35	0.42
Interest bearing time deposits at banks	6,870	33	1.97	7,697	36	1.87
Investment securities:
Taxable	210,364	879	1.67	261,076	1,024	1.57
Tax-exempt (3)	90,783	1,013	4.46	100,103	1,169	4.67
Total investment securities	301,147	1,892	2.51	361,179	2,193	2.43
Loans:
Residential mortgage loans	205,978	2,634	5.19	202,535	2,672	5.31
Construction	28,150	304	4.38	13,295	165	4.99
Commercial & farm loans	485,338	5,879	4.91	365,257	4,761	5.24
Loans to state & political subdivisions	97,178	1,012	4.22	106,067	1,143	4.34
Other loans	10,495	209	8.06	11,231	229	8.19
Loans, net of discount (2)(3)(4)	827,139	10,038	4.92	698,385	8,970	5.17
Total interest-earning assets	1,142,799	11,965	4.25	1,100,921	11,234	4.10
Cash and due from banks	6,671			7,174
Bank premises and equipment	17,007			17,292
Other assets	56,145			56,961
Total non-interest earning assets	79,823			81,427
Total assets	1,222,622			1,182,348
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	310,621	240	0.31	295,954	225	0.31
Savings accounts	175,424	45	0.10	175,106	47	0.11
Money market accounts	116,889	130	0.45	115,582	131	0.45
Certificates of deposit	262,523	630	0.97	279,040	671	0.97
Total interest-bearing deposits	865,457	1,045	0.49	865,682	1,074	0.50
Other borrowed funds	68,854	258	1.52	39,632	183	1.86
Total interest-bearing liabilities	934,311	1,303	0.57	905,314	1,257	0.56
Demand deposits	147,019			143,231
Other liabilities	14,872			12,334
Total non-interest-bearing liabilities	161,891			155,655
Stockholders' equity	126,420			121,469
Total liabilities & stockholders' equity	1,222,622			1,182,348
Net interest income		10,662			9,977
Net interest spread (5)			3.68%			3.54%
Net interest income as a percentage
of average interest-earning assets			3.78%			3.64%
Ratio of interest-earning assets
to interest-bearing liabilities			122%			122%

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company's 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended March 31, 2017 and 2016(in thousands):

	For the Three Months
	Ended March 31,
	2017	2016
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$1,583	$1,866
Tax equivalent adjustment	344	398
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$1,927	$2,264

Interest and fees on loans (non-tax adjusted)	$9,717	$8,596
Tax equivalent adjustment	321	374
Interest and fees on loans (tax equivalent basis)	$10,038	$8,970

Total interest income	$11,300	$10,462
Total interest expense	1,303	1,257
Net interest income	9,997	9,205
Total tax equivalent adjustment	665	772
Net interest income (tax equivalent basis)	$10,662	$9,977

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended March 31, 2017 vs 2016 (1)
	Change in	Change	Total
	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$(17)	$(16)	$(33)
Interest bearing time deposits at banks	(4)	1	(3)
Investment securities:
Taxable	(219)	74	(145)
Tax-exempt	(106)	(50)	(156)
Total investments	(325)	24	(301)
Loans:
Residential mortgage loans	26	(64)	(38)
Construction	156	(17)	139
Commercial & agricultural loans	1,392	(274)	1,118
Loans to state & political subdivisions	(102)	(29)	(131)
Other loans	(16)	(4)	(20)
Total loans, net of discount	1,456	(388)	1,068
Total Interest Income	1,110	(379)	731
Interest Expense:
Interest-bearing deposits:
NOW accounts	9	6	15
Savings accounts	-	(2)	(2)
Money Market accounts	-	(1)	(1)
Certificates of deposit	(45)	4	(41)
Total interest-bearing deposits	(36)	7	(29)
Other borrowed funds	100	(25)	75
Total interest expense	64	(18)	46
Net interest income	$1,046	$(361)	$685

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $9,977,000 for the three month period ended March 31, 2016 to $10,662,000 for the three month period ended March 31, 2017, an increase of $685,000. The tax equivalent net interest margin increased from 3.64% for the first three months of 2016 to 3.78% for the comparable period in 2017.
Total tax equivalent interest income for the 2017 three month period increased $731,000 as compared to the 2016 three month period. This increase was primarily a result of an increase of $1,110,000 due to a change in volume as average interest bearing assets increased $41.9 million. This increase was offset by a decrease of $379,000 as a result of a decrease in the average yield on loans of 25 basis points from 5.17% to 4.92% for the comparable periods. As a result of converting investment assets to loans, the yield on average interest earning assets increased 15 basis points from 4.10% to 4.25%.

Tax equivalent investment income for the three months ended March 31, 2017 decreased $301,000 over the same period last year. The primary cause of the decrease was a decrease in the average outstanding balance of investments.
•
The average balance of taxable securities decreased by $50.7 million, which resulted in a decrease in investment income of $219,000. The decrease in the average balance of taxable securities was due to the Bank's strategy of funding loan growth through the cashflows of the investment portfolio. The yield on taxable securities increased 10 basis points from 1.57% to 1.67% as a result of the recent rise in rates and the calls and maturities of lower yielding investments. This resulted in an increase in investment income of $74,000.

•
The average balance of tax-exempt securities decreased by $9.3 million, which resulted in a decrease in investment income of $106,000. The yield on tax-exempt securities decreased 21 basis points from 4.67% to 4.46%, which corresponds to a decrease in interest income of $50,000. The yield decrease was due to higher yielding securities being called and maturing and either being replaced by lower yielding securities or not replaced and utilized to fund loan growth. For a discussion of the Company's current investment strategy, see the "Financial Condition – Investments".

Total loan interest income increased $1,068,000 for the three months ended March 31, 2017 compared to the same period last year, primarily as a result of loan growth achieved in 2016 that was due to the hiring of experienced lending teams in our central and south central Pennsylvania markets.
•
The average balance of commercial and agricultural loans increased $120.1 million from a year ago. This had a positive impact of $1,392,000 on total interest income due to volume. Offsetting this increase, there was a $274,000 decrease due to rate, as the yield earned decreased from 5.24% to 4.91%. The lending teams were able to grow our agricultural and commercial loan portfolios by originating high quality loans to new customers of the Bank in the central and south central Pennsylvania markets.

•
The average balance of construction loans increased $14.9 million from a year ago. This had a positive impact of $156,000 on total interest income due to volume. Offsetting this increase, there was a $17,000 decrease due to rate, as the yield earned decreased from 4.99% to 4.38%.

•
The average balance of state and political subdivision loans decreased $8.9 million from a year ago. This resulted in decrease of $102,000 on total interest income due to volume. In addition, the yield decreased 12 basis points to 4.22%, which decreased loan interest income $29,000. The decrease in this portfolio is due to fewer opportunities to loan to municipalities in the first quarter of 2017.

•
Interest income on residential mortgage loans decreased $38,000. The average balance of residential loans increased $3.4 million from a year ago, which resulted in an increase in loan interest income of $26,000. Offsetting the increase, the yield earned on residential loans decreased 12 basis points compared to 2016, which corresponds to a decrease in interest income of $64,000.

Total interest expense increased $46,000 for the three months ended March 31, 2017 compared with the comparative period last year primarily as a result of an increase in borrowings to fund loan growth experienced in the latter half of 2016 and the first quarter of 2017. Interest expense increased $64,000 as a result of volume as the average balance of interest bearing liabilities increased $29.0 million. Offsetting this increase was a decrease of $18,000 due to rate as a result of a decrease in the average rate paid on borrowings from 1.86% to 1.52%. The average rate paid on all interest bearing liabilities increased 1 basis point from 0.56% to 0.57%. A portion of the Bank's loan growth was funded through overnight borrowings, which resulted in the lowering of the rate paid on borrowed funds.

•
The average balance of interest bearing deposits decreased $225,000 from the quarter ended March 31, 2016 to March 31, 2017. Increases were experienced in NOW accounts of $14.7 million, savings accounts of $318,000 and money market accounts of $1.3 million. The average balance of certificates of deposit decreased $16.5 million. The cumulative effect of these volume changes was a decrease in interest expense of $36,000, which was primarily driven by the decrease in certificate of deposits.  (see also "Financial Condition – Deposits").

•
The average balance of other borrowed funds increased $29.2 million from a year ago. This resulted in an increase in interest expense of $100,000. There was a decrease in the average rate on other borrowed fund from 1.86% to 1.52% due to an increase in the amount of funds borrowed overnight resulting in a decrease in interest expense of $25,000.

Provision for Loan Losses

For the three month period ending March 31, 2017, we recorded a provision for loan losses of $615,000, which represents an increase of $480,000 from the $135,000 provision recorded in the corresponding three months of last year. The provision was higher in 2017 than 2016 primarily due to the loan growth that occurred in 2017 (see "Financial Condition – Allowance for Loan Losses and Credit Quality Risk").

Non-interest Income

The following table shows the breakdown of non-interest income for the three months ended March 31, 2017 and 2016 (dollars in thousands):
	Three months ended March 31,		Change
	2017	2016	Amount	%
Service charges	$1,058	$1,102	$(44)	(4.0)
Trust	221	196	25	12.8
Brokerage and insurance	191	209	(18)	(8.6)
Gains on loans sold	101	46	55	119.6
Investment securities gains, net	172	27	145	537.0
Earnings on bank owned life insurance	166	170	(4)	(2.4)
Other	126	166	(40)	(24.1)
Total	$2,035	$1,916	$119	6.2

Non-interest income for the three months ended March 31, 2017 totaled $2,035,000, an increase of $119,000 when compared to the same period in 2016. During the first three months of 2017, net investment securities gains amounted to $172,000 compared to gains of $27,000 last year. We sold five agency securities for gains totaling $10,000 and two of our equity positions for a gain of $160,000. The equity securities were sold to realize the gains experienced since the 2016 presidential election. In 2016, we sold two US treasury securities for gains totaling $27,000 as a result of market conditions at the time of the sale.

For the first three months of 2017, account service charges totaled $1,058,000, a decrease of $44,000 or 4.0%, when compared to the same period in 2016. The decrease was associated with a $48,000 decrease attributable to fees charged to customers for non-sufficient funds. The increase in gains on loans sold is due to an increase in the amount of loans sold in 2017 compared to 2016. The decrease in other income is attributable to a decrease in loan broker commissions and merchant fees.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three months ended
	March 31,		Change
	2017	2016	Amount	%
Salaries and employee benefits	$4,319	$3,882	$437	11.3
Occupancy	527	445	82	18.4
Furniture and equipment	139	157	(18)	(11.5)
Professional fees	310	287	23	8.0
FDIC insurance	105	157	(52)	(33.1)
Pennsylvania shares tax	281	150	131	87.3
Amortization of intangibles	76	82	(8)	(9.8)
ORE expenses (recovery)	90	92	(2)	(2.2)
Other	1,344	1,660	(314)	(18.9)
Total	$7,191	$6,912	$279	4.0

Non-interest expenses increased $279,000 for the three months ended March 31, 2017 compared to the same period in 2016. Salaries and employee benefits increased $437,000 or 11.3%. The increase was due to merit increases effective at the beginning of 2017 and an increase in the number of full-time equivalent employees of 9.7 as a result of the hiring of the additional lending teams in the last three quarters of 2016.

The primary cause of the increases in occupancy expenses are due to openings of the limited branch office in Winfield, Pennsylvania and the full service branch in Mount Joy, Pennsylvania. The increase in the Pennsylvania shares tax is due to an increase in the tax rate, an increase in Bank Capital and a credit incurred in the first quarter of 2016 as a result of charitable contribution made as part of the Pennsylvania EITC program.

The decrease in other expenses is due to a decrease in charitable contributions of $92,000, a decrease of $166,000 in charges as a result of customers' accounts being compromised and experiencing fraudulent charges and a decrease of $34,000 in ATM operating expenses as a result of a vendor's contract enhancement fee.

Provision for Income Taxes

The provision for income taxes was $923,000 for the three month period ended March 31, 2017 compared to $791,000 for the same period in 2016.  The increase is attributable to the increase in income before the provision for income taxes and the tax credit generation period ending for one of the investments in low income housing. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 21.8% and 19.4% for the first three months of 2017 and 2016, respectively, compared to the statutory rate of 34%.

We are invested in four limited partnership agreements that have established low-income housing projects in our market areas. We anticipate recognizing an aggregate of $811,000 of tax credits over the next 5.75 years, with an additional $106,000 anticipated to be recognized during 2017.

Financial Condition

Total assets were $1.225 billion at March 31, 2017, an increase of $1.5 million from $1.223 billion at December 31, 2016.  Cash and cash equivalents decreased $3.0 million to $14.8 million. Investment securities decreased $32.2 million and net loans increased $45.2 million to $835.9 million at March 31, 2017.  Total deposits increased $32.1 million to $1.038 billion since year-end 2016, while borrowed funds decreased $32.8 million to $46.8 million.

Cash and Cash Equivalents
Cash and cash equivalents totaled $14.8 million at March 31, 2017 compared to $17.8 million at December 31, 2016, a decrease of $3.0 million. Management actively measures and evaluates its liquidity position through our Asset–Liability Committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank's core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the composition of the investment portfolio as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$147,658	52.4	$170,414	54.3
U. S. Treasury notes	-	-	3,000	0.9
Obligations of state & political
subdivisions	88,243	31.3	96,926	30.9
Corporate obligations	3,095	1.1	3,050	1.0
Mortgage-backed securities in
government sponsored entities	41,118	14.6	37,728	12.0
Equity securities in financial
institutions	1,659	0.6	2,899	0.9
Total	$281,773	100.0	$314,017	100.0

	March 31, 2017/
	December 31, 2016
	Change
	Amount	%
Available-for-sale:
U. S. Agency securities	$(22,756)	(13.4)
U. S. Treasury notes	(3,000)	(100.0)
Obligations of state & political
subdivisions	(8,683)	(9.0)
Corporate obligations	45	1.5
Mortgage-backed securities in
government sponsored entities	3,390	9.0
Equity securities in financial
institutions	(1,240)	(42.8)
Total	$(32,244)	(10.3)

Our investment portfolio decreased by $32.2 million, or 10.3%, from December 31, 2016 to March 31, 2017. During 2017, we purchased approximately $6.0 million of U.S. agency obligations and $5.0 million of mortgage backed securities in government sponsored entities, which helped offset the $1.7 million of principal repayments and $28.2 million of calls and maturities that occurred during the three month period. We also sold $13.1 million of various securities at a gain of $172,000. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the three month period ended March 31, 2017 yielded 2.51%, compared to 2.43% in the comparable period in 2016 on a tax equivalent basis.

The investment strategy for 2017 has been to utilize cashflows from the investment portfolio to fund the strong loan growth the Company has experienced, while maintaining a portfolio sufficient to support our various pledging requirements for deposits, borrowings and liquidity. Investment purchases have been focused on securities with short fixed maturities for agency securities and short repricing windows for asset backed securities. We have also focused our purchases on securities with lower risk weightings due to the loan growth experienced that carries a higher risk weight for capital adequacy purposes. We continually monitor interest rate trading ranges and try to focus purchases to times when rates are in the top third of the trading range. The Bank believes its investment strategy has appropriately mitigated its interest rate risk exposure if rates continue to rise while providing sufficient cashflows to fund loan growth expected as a result of the loan growth initiatives.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the securities portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

Loans
The following table shows the composition of the loan portfolio as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31,		December 31,
	2017		2016
	Amount	%	Amount	%
Real estate:
Residential	$203,817	24.1	$207,423	25.9
Commercial	267,097	31.6	252,577	31.6
Agricultural	156,299	18.5	123,624	15.5
Construction	26,118	3.1	25,441	3.2
Consumer	10,508	1.2	11,005	1.4
Other commercial loans	59,800	7.1	58,639	7.3
Other agricultural loans	24,227	2.9	23,388	2.9
State & political subdivision loans	97,441	11.5	97,514	12.2
Total loans	845,307	100.0	799,611	100.0
Less allowance for loan losses	9,405		8,886
Net loans	$835,902		$790,725

	March 31, 2017/
	December 31, 2016
	Change
	Amount	%
Real estate:
Residential	$(3,606)	(1.7)
Commercial	14,520	5.7
Agricultural	32,675	26.4
Construction	677	2.7
Consumer	(497)	(4.5)
Other commercial loans	1,161	2.0
Other agricultural loans	839	3.6
State & political subdivision loans	(73)	(0.1)
Total loans	$45,696	5.7

The Bank's lending efforts have historically focused on north central Pennsylvania and southern New York. With the acquisition of FNB, this focus now includes opportunities in the Lebanon, Lancaster, Schuylkill and Berks County markets of south central, Pennsylvania. In addition, in 2016, we opened an office in Winfield, Pennsylvania, which focuses on agricultural customers in central Pennsylvania. We also opened an office in Mount Joy, Pennsylvania to better serve Lancaster County customers. We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships our new lending teams have with their customers, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank's website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors. As of March 31, 2017, the Company had one loan concentration  within the dairy industry totaling $106.9 million or 12.6% of total loans.

During the first three months of 2017, the primary driver of growth in the loan portfolio was in commercial and agricultural real estate loans and was primarily driven by the lending teams hired in 2016 in both the central and south central Pennsylvania markets. Commercial loan demand is subject to significant competitive pressures, the yield curve, and the strength of the overall national, regional and local economies.
Activity associated with exploration for natural gas remains limited in 2017, but has increased slightly compared to 2016. While the Bank has loaned to companies that service the exploration activities, the Bank has not originated any loans to companies performing the actual drilling and exploration activities. Loans made by the Company are to service industry customers which include trucking companies, stone quarries and other support businesses. We also have originated loans to businesses and individuals for restaurants, hotels and apartment rentals that have been developed and expanded to meet the housing and living needs of the gas workers. Due to our understanding of the industry and its cyclical nature, the loans made for natural gas-related activities have been originated in accordance with specific policies and procedures for lending to these entities, which include lower loan to value thresholds, shortened amortization periods, and expansion of our monitoring of loan concentrations associated with this activity.
Residential real estate loans decreased $3.6 million during the first three months of 2017. Loan demand for conforming mortgages, which the Company typically sells on the secondary market has increased in 2017 when compared to 2016. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which in management's judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the three months ended March 31, 2017 and for the years ended December 31, 2016, 2015, 2014 and 2013 (dollars in thousands):

	March 31,	December 31,
	2017	2016	2015	2014	2013
Balance
at beginning of period	$8,886	$7,106	$6,815	$7,098	$6,784
Charge-offs:
Real estate:
Residential	45	85	66	97	17
Commercial	41	100	84	516	62
Agricultural	-	-	-	-	-
Consumer	28	100	47	47	54
Other commercial loans	-	55	41	250	1
Other agricultural loans	5	-
Total loans charged-off	119	340	238	910	134
Recoveries:
Real estate:
Residential	-	-	-	-	5
Commercial	4	479	14	15	5
Agricultural	-	-	-	-	-
Consumer	10	88	33	27	33
Other commercial loans	9	33	2	-	-
Other agricultural loans	-	-	-	-	-
Total loans recovered	23	600	49	42	43

Net loans charged-off (recovered)	96	(260)	189	868	91
Provision charged to expense	615	1,520	480	585	405
Balance at end of year	$9,405	$8,886	$7,106	$6,815	$7,098

Loans outstanding at end of period	$845,307	$799,611	$695,031	$554,105	$540,612
Average loans outstanding, net	$827,139	$725,881	$577,992	$540,541	$516,748
Non-performing assets:
Non-accruing loans	$10,482	$11,454	$6,531	$6,599	$8,097
Accrual loans - 90 days or more past due	1,015	405	623	836	697
Total non-performing loans	$11,497	$11,859	$7,154	$7,435	$8,794
Foreclosed assets held for sale	1,248	1,036	1,354	1,792	1,360
Total non-performing assets	$12,745	$12,895	$8,508	$9,227	$10,154

Annualized net charge-offs to average loans	0.05%	(0.04%)	0.03%	0.16%	0.02%
Allowance to total loans	1.11%	1.11%	1.02%	1.23%	1.31%
Allowance to total non-performing loans	81.80%	74.93%	99.33%	91.66%	80.71%
Non-performing loans as a percent of loans
net of unearned income	1.36%	1.48%	1.03%	1.34%	1.63%
Non-performing assets as a percent of loans
net of unearned income	1.51%	1.61%	1.22%	1.67%	1.88%

Management believes it uses the best information available when estimating the allowance for loan losses and that the allowance for loan losses is adequate as of March 31, 2017.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank's allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The allowance for loan losses was $9,405,000 or 1.11% of total loans as of March 31, 2017 as compared to $8,886,000 or 1.11% of loans as of December 31, 2016. The decrease as a percent of loans compared to year end 2014 and 2013 is attributable to the increase in loans as part of the acquisition of FNB and the associated purchase accounting adjustments that were applied to the FNB loan portfolio.  The $519,000 increase in the allowance during the first quarter of 2017 is the result of a $615,000 provision and net charge-offs of $96,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category as of March 31, 2017 and December 31, 2016, 2015, 2014 and 2013 (dollars in thousands):

	March 31,		December 31
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$1,042	24.1	$1,064	25.9	$905	29.3	$878	33.5	$946	34.6
Commercial	3,665	31.6	3,589	31.6	3,376	34.2	3,419	34.5	3,983	35.7
Agricultural	1,952	18.5	1,494	15.5	409	8.3	451	4.4	575	4.1
Construction	46	3.1	47	3.2	24	2.2	26	1.1	50	1.7
Consumer	123	1.2	122	1.4	102	1.7	84	1.5	105	1.7
Other commercial loans	1,215	7.1	1,327	7.3	1,183	8.2	1,007	8.6	686	8.2
Other agricultural loans	306	2.9	312	2.9	122	2.0	217	2.0	256	1.8
State & political subdivision loans	824	11.5	833	12.2	593	14.1	545	14.4	330	12.2
Unallocated	232	N/A	98	N/A	392	N/A	188	N/A	167	N/A
Total allowance for loan losses	$9,405	100.0	$8,886	100.0	$7,106	100.0	$6,815	100.0	$7,098	100.0

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank's allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate total 50.1% of the loan portfolio, 59.7% of the allowance is assigned to this segment of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions.

The following table identifies amounts of loans contractually past due 30 to 89 days and non-performing loans by loan category, as well as the change from December 31, 2016 to March 31, 2017 in non-performing loans(dollars in thousands). Non-performing loans include accruing loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	March 31, 2017				December 31, 2016
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days				30 - 89 Days
	Past Due	90 Days Past	Non-	Total Non-	Past Due	90 Days Past	Non-	Total Non-
(in thousands)	Accruing	Due Accruing	accrual	Performing	Accruing	Due Accruing	accrual	Performing
Real estate:
Residential	$574	$376	$1,394	$1,770	$1,010	$333	$1,570	$1,903
Commercial	936	58	4,448	4,506	1,703	-	4,445	4,445
Agricultural	-	334	1,322	1,656	-	-	1,340	1,340
Consumer	125	22	90	112	131	67	42	109
Other commercial loans	139	-	3,228	3,228	78	-	4,057	4,057
Other agricultural loans	774	225	-	225	77	5	-	5
Total nonperforming loans	$2,548	$1,015	$10,482	$11,497	$2,999	$405	$11,454	$11,859

	Change in Non-Performing Loans
	March 31, 2017 /December 31, 2016
(in thousands)	Amount	%
Real estate:
Residential	$(133)	(7.0)
Commercial	61	1.4
Agricultural	316	23.6
Consumer	3	2.8
Other commercial loans	(829)	(20.4)
Other agricultural loans	220	4,400.0
Total nonperforming loans	$(362)	(3.1)

For the three month period ended March 31, 2017, we recorded a provision for loan losses of $615,000, which compares to $135,000 for the same period in 2016. Non-performing loans decreased $362,000 or 3.1%, from December 31, 2016 to March 31, 2017, primarily due to payments from two customers whose loans are on non-accrual status. Approximately 68.0% of the Bank's non-performing loans at March 31, 2017 are associated with the following three customer relationships:

•
A commercial customer with a total loan relationship of $3.6 million secured by undeveloped land, stone quarries, equipment and the owner's residence was on non-accrual status as of March 31, 2017. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer, who provides excavation services and stone for pad construction related to these activities. Management reviewed the collateral value and determined that no specific reserve was required as of March 31, 2017.

•
A commercial customer with a total loan relationship of $2.9 million secured by approximately 160 residential properties was on non-accrual status as of March 31, 2017. In the first quarter of 2011, the Company and borrower entered into a forbearance agreement to restructure the debt. In July of 2013, the customer filed for bankruptcy under Chapter 11 and a Trustee was appointed in January of 2014. In 2015, the Trustee decreased the loan payments below what was agreed to in the forbearance agreement. This decrease is currently being litigated in bankruptcy court. As a result of the decrease, the relationship has become more than 90 days past due. During 2016, the Company appraised the underlying collateral. The appraisals indicated a slight decrease in collateral values compared to the appraisals ordered for the loan origination, however, the loan is still considered well secured on a loan to value basis. We continue to monitor the bankruptcy proceedings to identify potential changes in the customer's operations and the impact these would have on the loan payments for our loans to the customer and the underlying collateral that supports these loans. As of March 31, 2017, there was no specific reserve for this relationship.

•
An agricultural customer with a relationship of approximately $1.3 million secured by land, agricultural buildings and equipment was on non-accrual status as of March 31, 2017. The customers transition to organic farming and contractual issues with a supplier have significantly impacted the cash flows from the customer's activities The customer is currently marketing the real estate and buildings for sale. Management reviewed the collateral value and determined that a specific reserve of $104,000 was required as of March 31, 2017.

Management of the Bank believes that the allowance for loan losses is adequate as of March 31, 2017, which is based on the following factors:
•	Two loan relationships comprise 56.5% of the non-performing loan balance, whose debt is considered well collateralized and has no specific reserves as of March 31, 2017.
•	Net and gross charge-offs remain low in 2017 after a net recovery in 2016.
•	Real estate values in the Bank's primary market areas have only decreased slightly with the decrease in the market price for natural gas.

Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of March 31, 2017 and December 31, 2016, the cash surrender value of the life insurance was $26.4 million and $26.2 million, respectively.  The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations.  The amounts recorded as non-interest income totaled $166,000 and $170,000 for the three month periods ended March 31, 2017 and 2016, respectively. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers' credit ratings.
The Company agreements that were purchased directly from insurance companies are structured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the employee's beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB provide a fixed split-dollar benefit for the beneficiaries estate, which is dependent on several factors including whether the covered individual was a Director of FNB or an employee of FNB and their salary level. As of March 31, 2017 and December 31, 2016, included in other liabilities on the Consolidated Balance Sheet was a liability of $571,000 and $569,000, respectively, for the obligation under the split-dollar benefit agreements.

Premises and Equipment

Premises and equipment decreased $81,000 to $16.9 million as of March 31, 2017 from December 31, 2016. This occurred primarily as a result of normal depreciation expense recorded in the first three months of 2017.

Deposits

The following table shows the composition of deposits as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31,		December 31,
	2017		2016
	Amount	%	Amount	%
Non-interest-bearing deposits	$157,426	15.2	$147,425	14.7
NOW accounts	316,549	30.5	305,862	30.4
Savings deposits	180,674	17.4	170,722	17.0
Money market deposit accounts	120,979	11.7	116,880	11.6
Certificates of deposit	261,981	25.2	264,614	26.3
Total	$1,037,609	100.0	$1,005,503	100.0

	March 31, 2017/
	December 31, 2016
	Change
	Amount	%
Non-interest-bearing deposits	$10,001	6.8
NOW accounts	10,687	3.5
Savings deposits	9,952	5.8
Money market deposit accounts	4,099	3.5
Certificates of deposit	(2,633)	(1.0)
Total	$32,106	3.2

Deposits increased $32.1 million since December 31, 2016. As a result of timing, deposits from local municipalities increased across various categories including non-interest bearing, money markets and NOW accounts. We also experienced a general increase in business related deposits, which have helped to support the loan growth the Bank has experienced. The deposit increases have been across both our northern tier and south central Pennsylvania markets.

Certificates of deposits decreased $2.6 million in 2017. The rates paid on certificates of deposits remain near historic lows due to the interest rate environment. Certain customers who typically utilize certificate of deposits as a means of generating income or as a longer term investment option, continued to move funds into money market and savings accounts that still pay interest in order to maintain flexibility for potentially rising interest rates. The rates paid on certificates of deposit by the Company remain competitive with rates paid by our competition. As of Marth 31, 2017, the Bank did not have any outstanding brokered certificates of deposit.

Borrowed Funds

      Borrowed funds decreased $32.8 million during the first three months of 2017. The decrease was the result of a repaying $34.5 million of overnight advances from the FHLB as a result of the deposit growth and investment portfolio cashflows. Offsetting this, there was an increase of approximately $1.7 million in the balances outstanding under repurchase agreements. The Bank's current strategy for borrowings is to consider terms and structures to manage interest rate risk and liquidity in a potential rising interest rate environment. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

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

Total stockholders' equity was $125.0 million at March 31, 2017 compared to $123.3 million at December 31, 2016, an increase of $1.7 million or 1.4%.  Excluding accumulated other comprehensive income, stockholders' equity also increased $1.7 million, or 1.4%. The Company purchased 7,812 shares of treasury stock at a weighted average cost of $50.66 per share. The Company reissued 4,143 shares as part of the dividend reinvestment program at a weighted average cost of $49.70 per share and 150 shares as part of the restricted stock program at a weighted average cost of $49.44 per share. In the first three months of 2017, the Company had net income of $3.3 million and declared cash dividends of $1.4 million, or $0.425 per share, representing a cash dividend payout ratio of 42.7%.

All of the Company's investment securities are classified as available-for-sale, making this portion of the Company's balance sheet more sensitive to the changing market value of investments. As a result of changes in the interest rate environment, accumulated other comprehensive income associated with the change in investment securities increased $69,000 from December 31, 2016.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios  of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2017 and December 31, 2016, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2017 and December 31, 2016, the Company and Bank are categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company and Bank's computed risk‑based capital ratios are as follows (dollars in thousands):
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$123,788	14.57%	$67,954	8.00%	$84,943	10.00%
Bank	$119,700	14.13%	$67,765	8.00%	$84,706	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Company	$114,168	13.44%	$50,966	6.00%	$67,954	8.00%
Bank	$110,081	13.00%	$50,824	6.00%	$67,765	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$106,668	12.56%	$38,224	4.50%	$55,213	6.50%
Bank	$110,081	13.00%	$38,118	4.50%	$55,059	6.50%

Tier 1 Capital (to Average Assets):
Company	$114,168	9.52%	$47,994	4.00%	$58,393	5.00%
Bank	$110,081	9.20%	$47,858	4.00%	$58,276	5.00%

December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$121,717	14.93%	$65,217	8.00%	$81,522	10.00%
Bank	$117,537	14.46%	$65,020	8.00%	$81,275	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Company	$112,599	13.81%	$48,913	6.00%	$65,217	8.00%
Bank	$108,419	13.34%	$48,765	6.00%	$65,020	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$105,099	12.89%	$36,685	4.50%	$52,989	6.50%
Bank	$108,419	13.34%	$36,574	4.50%	$52,829	6.50%

Tier 1 Capital (to Average Assets):
Company	$112,599	9.46%	$47,586	4.00%	$59,483	5.00%
Bank	$108,419	9.13%	$39,006	4.00%	$48,757	5.00%

Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Commitments to extend credit	$226,896	$206,505
Standby letters of credit	14,705	14,955
	$241,601	$221,460

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at March 31, 2017 and December 31, 2016 was $9,185,000 and $9,124,000, respectively. The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first three months of 2017 were $113,000 compared to $166,000 during the same time period in 2016.

Short-term debt from the FHLB supplements the Bank's availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $377.3 million, of which $23.4 million was outstanding at March 31, 2017. Additionally, we have a Federal funds line totaling $10.0 million from a third party bank at market rates.  This line is not drawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $4.5 million, which also is not drawn upon as of March 31, 2017. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial Services, Inc. is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial Services, Inc.'s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank's Board of Directors does not exceed the total of:  (i) the Bank's net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At March 31, 2017, Citizens Financial Services, Inc. (on an unconsolidated basis) had liquid assets of $2.3 million.

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

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company's risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of March 31, 2017 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-100 Shock	$38,444	$(1,071)	(2.71)
Base	39,515	-	-
+100 Shock	38,783	(732)	(1.85)
+200 Shock	37,931	(1,584)	(4.01)
+300 Shock	36,987	(2,528)	(6.40)
+400 Shock	35,958	(3,557)	(9.00)

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

(b) Changes to Internal Control over Financial Reporting

     There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A – Risk Factors

      In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1.A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. At March 31, 2017 the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

1/1/17 to 1/31/17	-	$0.00	-	107,336
2/1/17 to 2/28/17	6,673	$50.78	6,673	100,663
3/1/16 to 3/31/17	1,139	$50.00	1,139	99,524
Total	7,812	$50.66	7,812	99,524

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
101 **
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Cash Flows (unaudited) and (v) related notes (unaudited).

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

Citizens Financial Services, Inc. (Registrant)

May 10, 2017	By:	/s/ Randall E. Black
Randall E. Black
President and Chief Executive Officer (Principal Executive Officer)

May 10, 2017	By:	/s/ Mickey L. Jones
Mickey L. Jones
Chief Financial Officer (Principal Accounting Officer)