Form 10-Q
period 2017-09-30
CITIZENS FINANCIAL SERVICES INC
filed 2017-11-09
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10‑Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
Or

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

The number of outstanding shares of the Registrant's Common Stock, as of November 1, 2017, was 3,491,511.

Citizens Financial Services, Inc.
Form 10-Q

INDEX

		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheet as of September 30,2017 and December 31, 2016	1
	Consolidated Statement of Income for the Three and Nine Months Ended September 30, 2017 and 2016	2
	Consolidated Statement of Comprehensive Income for the Three and Nine Months ended September 30, 2017 and 2016	3
	Consolidated Statement of Cash Flows for the Nine Months ended September 30, 2017 and 2016	4
	Notes to Consolidated Financial Statements	5-31
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32-54
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	54-55

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 3.	Defaults Upon Senior Securities	55
Item 4.	Mine Safety Disclosures	56
Item 5.	Other Information	56
Item 6.	Exhibits	56
	Signatures	57

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30	December 31
(in thousands except share data)	2017	2016
ASSETS:
Cash and due from banks:
Noninterest-bearing	$12,887	$16,854
Interest-bearing	928	900
Total cash and cash equivalents	13,815	17,754
Interest bearing time deposits with other banks	10,031	6,955
Available-for-sale securities	263,588	314,017
Loans held for sale	1,431	1,827

Loans (net of allowance for loan losses:
2017, $10,447 and 2016, $8,886)	896,715	790,725

Premises and equipment	16,624	17,030
Accrued interest receivable	3,786	4,089
Goodwill	21,089	21,089
Bank owned life insurance	26,722	26,223
Other intangibles	1,872	2,096
Other investment sale receivable	-	7,759
Other assets	14,114	13,454

TOTAL ASSETS	$1,269,787	$1,223,018

LIABILITIES:
Deposits:
Noninterest-bearing	$154,142	$147,425
Interest-bearing	897,963	858,078
Total deposits	1,052,105	1,005,503
Borrowed funds	73,628	79,662
Accrued interest payable	731	720
Other liabilities	13,441	13,865
TOTAL LIABILITIES	1,139,905	1,099,750
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares at September 30, 2017 and
December 31, 2016; none issued in 2017 or 2016	-	-
Common stock
$1.00 par value; authorized 15,000,000 shares; issued 3,869,939
at September 30, 2017 and 3,704,375 at December 31, 2016	3,870	3,704
Additional paid-in capital	51,091	42,250
Retained earnings	88,318	91,278
Accumulated other comprehensive loss	(1,128)	(1,392)
Treasury stock, at cost: 378,428 shares at September 30, 2017
and 384,671 shares at December 31, 2016	(12,269)	(12,572)
TOTAL STOCKHOLDERS' EQUITY	129,882	123,268
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,269,787	$1,223,018

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2017	2016	2017	2016
INTEREST INCOME:
Interest and fees on loans	$10,659	$9,204	$30,680	$26,387
Interest-bearing deposits with banks	49	50	129	185
Investment securities:
Taxable	762	897	2,341	2,800
Nontaxable	588	733	1,857	2,259
Dividends	62	64	191	205
TOTAL INTEREST INCOME	12,120	10,948	35,198	31,836
INTEREST EXPENSE:
Deposits	1,210	1,048	3,398	3,194
Borrowed funds	293	188	782	554
TOTAL INTEREST EXPENSE	1,503	1,236	4,180	3,748
NET INTEREST INCOME	10,617	9,712	31,018	28,088
Provision for loan losses	500	500	1,740	770
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	10,117	9,212	29,278	27,318
NON-INTEREST INCOME:
Service charges	1,145	1,115	3,323	3,345
Trust	187	161	596	539
Brokerage and insurance	154	211	459	578
Gains on loans sold	134	109	383	225
Investment securities gains, net	9	-	204	155
Earnings on bank owned life insurance	166	174	499	515
Other	126	138	380	450
TOTAL NON-INTEREST INCOME	1,921	1,908	5,844	5,807
NON-INTEREST EXPENSES:
Salaries and employee benefits	4,237	4,285	12,880	12,067
Occupancy	475	485	1,479	1,385
Furniture and equipment	159	164	444	492
Professional fees	286	283	854	836
FDIC insurance	95	175	295	492
Pennsylvania shares tax	243	240	767	630
Amortization of intangibles	74	82	223	246
ORE expenses (recoveries)	171	(71)	343	234
Other	1,507	1,557	4,319	5,031
TOTAL NON-INTEREST EXPENSES	7,247	7,200	21,604	21,413
Income before provision for income taxes	4,791	3,920	13,518	11,712
Provision for income taxes	1,141	767	3,097	2,245
NET INCOME	$3,650	$3,153	$10,421	$9,467

PER COMMON SHARE DATA:
Net Income - Basic	$1.05	$0.90	$2.99	$2.70
Net Income - Diluted	$1.05	$0.90	$2.99	$2.69
Cash Dividends Paid	$0.430	$0.400	$1.240	$1.183

Number of shares used in computation - basic	3,482,936	3,505,526	3,480,760	3,512,187
Number of shares used in computation - diluted	3,485,221	3,507,220	3,482,634	3,513,885

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands)		2017		2016		2017		2016
Net income		$3,650		$3,153		$10,421		$9,467
Other comprehensive income (loss):
Unrealized gains on available for sale securities	(288)		(1,049)		437		2,439
Income tax effect	98		357		(149)		(830)
Change in unrecognized pension cost	56		61		168		181
Income tax effect	(19)		(21)		(57)		(62)
Less: Reclassification adjustment for investment
security gains included in net income	(9)		-		(204)		(155)
Income tax effect	3		-		69		53
Other comprehensive income (loss), net of tax		(159)		(652)		264		1,626
Comprehensive income		$3,491		$2,501		$10,685		$11,093

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Nine Months Ended
	September 30,
(in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,421	$9,467
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	1,740	770
Provision for off-balance sheet items	-	30
Depreciation and amortization	321	265
Amortization and accretion of investment securities	1,089	1,750
Deferred income taxes	(381)	141
Investment securities gains, net	(204)	(155)
Earnings on bank owned life insurance	(499)	(515)
Originations of loans held for sale	(17,144)	(15,698)
Proceeds from sales of loans held for sale	17,789	15,950
Realized gains on loans sold	(383)	(225)
Increase in accrued interest receivable	303	223
Increase (decrease) in accrued interest payable	11	(98)
Other, net	(360)	(1,137)
Net cash provided by operating activities	12,703	10,768
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	30,393	12,077
Proceeds from maturity and principal repayments	47,677	43,759
Purchase of securities	(20,548)	(44,567)
Purchase of interest bearing time deposits with other banks	(6,301)	-
Proceeds from sale of interest bearing time deposits with other banks	2,741	-
Proceeds from matured interest bearing time deposits with other banks	496	744
Proceeds from redemption of regulatory stock	6,090	459
Purchase of regulatory stock	(5,668)	(1,138)
Net increase in loans	(107,864)	(55,846)
Purchase of premises and equipment	(179)	(500)
Proceeds from sale of foreclosed assets held for sale	312	900
Net cash used in investing activities	(52,851)	(44,112)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	46,602	20,716
Proceeds from long-term borrowings	7	541
Repayments of long-term borrowings	-	(534)
Net (decrease) increase in short-term borrowed funds	(6,041)	10,221
Purchase of treasury and restricted stock	(645)	(1,713)
Dividends paid	(3,714)	(3,900)
Net cash provided by financing activities	36,209	25,331
Net decrease in cash and cash equivalents	(3,939)	(8,013)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,754	24,384
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,815	$16,371

Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,169	$3,846
Income taxes paid	$2,950	$1,700
Loans transferred to foreclosed property	$785	$633

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

In the opinion of management of the Company, the accompanying interim financial statements at September 30, 2017 and for the periods ended September 30, 2017 and 2016 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the nine month period ended September 30, 2017 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Note 2 - Earnings per Share

The following table sets forth the computation of earnings per share. Earnings per share calculations give retroactive effect to stock dividends declared by the Company.

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income applicable to common stock	$3,650,000	$3,153,000	$10,421,000	$9,467,000

Basic earnings per share computation
Weighted average common shares outstanding	3,482,936	3,505,526	3,480,760	3,512,187
Earnings per share - basic	$1.05	$0.90	$2.99	$2.70

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	3,482,936	3,505,526	3,480,760	3,512,187
Add: Dilutive effects of restricted stock	2,285	1,694	1,874	1,698
Weighted average common shares outstanding for dilutive earnings per share	3,485,221	3,507,220	3,482,634	3,513,885
Earnings per share - diluted	$1.05	$0.90	$2.99	$2.69

For the three months ended September 30, 2017 and 2016, there were 1,107 and 3,804 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had per share prices ranging from $49.87-$53.15 for the three month period ended September 30, 2017 and per share prices ranging from $46.69-$53.15 for the three month period ended September 30, 2016. For the nine months ended September 30, 2017 and 2016, 4,162 and 3,804 shares, respectively, related to the restricted stock plan were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $46.69-$53.15 for the nine month period ended September 30, 2017 and prices ranging from $46.69-$53.15 for the nine month period ended September 30, 2016.

Note 3 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of tax-exempt income earned from state and municipal securities and loans and the recognition of qualified affordable housing tax credits.

Investments in Qualified Affordable Housing Projects

As of September 30, 2017 and December 31, 2016, the Company was invested in four partnerships that provide affordable housing. The balance of the investments, which is included within other assets in the Consolidated Balance Sheet, was $581,000 and $700,000 as of September 30, 2017 and December 31, 2016, respectively. Investments purchased prior to January 1, 2015, are accounted for utilizing the effective yield method. As of September 30, 2017, the Company had $740,000 of tax credits remaining that will be recognized over 5.25 years. Tax credits of $36,000 and $50,000 were recognized as a reduction of tax expense during the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, tax credits of $106,000 and $149,000, respectively, were recognized as a reduction of tax expense. Amortization of the investment included in other expenses on the Consolidated Statement of Income was $39,000 and $65,000 during the three months ended September 30, 2017 and 2016, respectively. Amortization of the investment included in other expenses on the Consolidated Statement of Income was $119,000 and $194,000 during the nine months ended September 30, 2017 and 2016, respectively.

Note 4 – Investments

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at September 30, 2017 and December 31, 2016 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2017	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. agency securities	$132,555	$191	$(195)	$132,551
Obligations of state and
political subdivisions	80,439	1,382	(98)	81,723
Corporate obligations	3,000	101	-	3,101
Mortgage-backed securities in
government sponsored entities	44,391	83	(197)	44,277
Equity securities in financial
institutions	992	944	-	1,936
Total available-for-sale securities	$261,377	$2,701	$(490)	$263,588

December 31, 2016
Available-for-sale securities:
U.S. agency securities	$170,276	$407	$(269)	$170,414
U.S. treasury securities	2,999	1	-	3,000
Obligations of state and
political subdivisions	95,956	1,463	(493)	96,926
Corporate obligations	3,000	50	-	3,050
Mortgage-backed securities in
government sponsored entities	37,987	88	(347)	37,728
Equity securities in financial institutions	1,821	1,078	-	2,899
Total available-for-sale securities	$312,039	$3,087	$(1,109)	$314,017

The following table shows the Company's gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at September 30, 2017 and December 31, 2016 (in thousands). As of September 30, 2017, the Company owned 70 securities whose fair value was less than their cost basis.

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2017	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$55,048	$(119)	$7,922	$(76)	$62,970	$(195)
Obligations of state and
political subdivisions	6,146	(21)	8,564	(77)	14,710	(98)
Mortgage-backed securities in
government sponsored entities	26,683	(166)	2,810	(31)	29,493	(197)
Total securities	$87,877	$(306)	$19,296	$(184)	$107,173	$(490)

December 31, 2016
U.S. agency securities	$50,947	$(269)	$-	$-	$50,947	$(269)
Obligations of states and
political subdivisions	28,398	(472)	767	(21)	29,165	(493)
Mortgage-backed securities in
government sponsored entities	26,717	(330)	753	(17)	27,470	(347)
Total securities	$106,062	$(1,071)	$1,520	$(38)	$107,582	$(1,109)

As of September 30, 2017 and December 31, 2016, the Company's investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, obligations of states and political subdivisions and mortgage backed securities issued by government sponsored entities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security's amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company's intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security's amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company's policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or issuer-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale for the nine months ended September 30, 2017 and 2016 were $30,393,000 and $12,077,000, respectively.  For the three months ended September 30, 2017 there were sales of $4,986,000 of available-for-sale securities. There were no sales of available for sale securities during the three months ended September 30, 2016. The gross gains and losses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Gross gains	$9	$-	$211	$155
Gross losses	-	-	(7)	-
Net gains	$9	$-	$204	$155

Investment securities with an approximate carrying value of $243.9 million and $206.3 million at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public funds and certain other deposits.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities (excludes equity securities) at September 30, 2017, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$52,243	$52,375
Due after one year through five years	113,014	113,722
Due after five years through ten years	35,712	35,950
Due after ten years	59,416	59,605
Total	$260,385	$261,652

Note 5 – Loans

The Company grants loans primarily to customers throughout north central, central and south central Pennsylvania and the southern tier of New York.  Although the Company had a diversified loan portfolio at September 30, 2017 and December 31, 2016, a substantial portion of its debtors' ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for loan losses as of September 30, 2017 and December 31, 2016 (in thousands):

September 30, 2017	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$206,389	$864	$34	$205,491
Commercial	273,624	13,759	2,016	257,849
Agricultural	207,052	3,964	733	202,355
Construction	17,074	-	-	17,074
Consumer	10,784	4	-	10,780
Other commercial loans	56,222	4,228	538	51,456
Other agricultural loans	34,066	1,418	-	32,648
State and political subdivision loans	101,951	-	-	101,951
Total	907,162	24,237	3,321	879,604
Allowance for loan losses	10,447	442	-	10,005
Net loans	$896,715	$23,795	$3,321	$869,599

December 31, 2016
Real estate loans:
Residential	$207,423	$957	$35	$206,431
Commercial	252,577	5,742	1,969	244,866
Agricultural	123,624	3,346	738	119,540
Construction	25,441	-	-	25,441
Consumer	11,005	-	4	11,001
Other commercial loans	58,639	5,994	621	52,024
Other agricultural loans	23,388	1,654	-	21,734
State and political subdivision loans	97,514	-	-	97,514
Total	799,611	17,693	3,367	778,551
Allowance for loan losses	8,886	487	-	8,399
Net loans	$790,725	$17,206	$3,367	$770,152

Purchased loans acquired in The First National Bank of Fredericksburg (FNB) acquisition, completed in 2015, were recorded at fair value on their purchase date without a carryover of the related allowance for loan losses. Upon acquisition, the Company evaluated whether an acquired loan was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired ("PCI") loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Based upon management's review, there were no material increases or decreases in the expected cash flows of these loans between December 11, 2015 (the "acquisition date") and September 30, 2017. The fair value of PCI loans, on the acquisition date, was determined, primarily based on the fair value of the loans' collateral. The carrying value of PCI loans was $3,321,000 and $3,367,000 at September 30, 2017 and December 31, 2016, respectively.

The carrying value of the PCI loans was determined by projected discounted contractual cash flows.

Changes in the accretable yield for PCI loans were as follows for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Balance at beginning of period	$167	$464	$389	$637
Accretion	(90)	(88)	(312)	(261)
Balance at end of period	$77	$376	$77	$376

The following table presents additional information regarding loans acquired with specific evidence of deterioration in credit quality under ASC 310-30 (in thousands):

	September 30, 2017	December 31, 2016
Outstanding balance	$6,328	$6,487
Carrying amount	3,321	3,367

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

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables by class, excluding PCI loans, with the associated allowance amount, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
September 30, 2017	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$865	$280	$515	$795	$17
Home Equity	69	16	53	69	9
Commercial	16,240	13,329	430	13,759	67
Agricultural	3,983	1,933	2,031	3,964	99
Construction	-	-	-	-	-
Consumer	4	2	2	4	2
Other commercial loans	4,690	3,759	469	4,228	208
Other agricultural loans	1,442	1,309	109	1,418	40
State and political
subdivision loans	-	-	-	-	-
Total	$27,293	$20,628	$3,609	$24,237	$442

December 31, 2016
Real estate loans:				$-
Mortgages	$953	$570	$330	900	$22
Home Equity	57	-	57	57	10
Commercial	7,958	5,697	45	5,742	45
Agricultural	3,347	2,000	1,347	3,347	54
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	6,159	5,135	859	5,994	326
Other agricultural loans	1,653	1,629	24	1,653	30
State and political
subdivision loans	-	-	-	-	-
Total	$20,127	$15,031	$2,662	$17,693	$487

The following tables includes the average balance of impaired financing receivables by class and the income recognized on these receivables for the three and nine month periods ended September 30, 2017 and 2016(in thousands):

	For the Three Months Ended
	September 30, 2017			September 30, 2016
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	Cash Basis	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$741	$3	$-	$607	$1	$-
Home Equity	70	1	-	58	1	-
Commercial	13,663	122	2	5,980	35	-
Agricultural	3,799	27	-	-	2	-
Construction	-	-	-	-	-	-
Consumer	4	-	-	-	-	-
Other commercial loans	4,337	54	25	5,298	53	2
Other agricultural loans	1,443	10	-	-	-	-
State and political
subdivision loans	-	-	-	-	-	-
Total	$24,057	$217	$27	$11,943	$92	$2

	For the Nine Months ended
	September 30, 2017			September 30, 2016
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	Cash Basis	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$874	$9	$-	$486	$10	$-
Home Equity	62	3	-	59	3	-
Commercial	10,812	280	5	6,088	87	-
Agricultural	3,609	90	-	110	7	-
Construction	-	-	-	-	-	-
Consumer	2	-	-	-	-	-
Other commercial loans	4,988	131	52	5,743	187	5
Other agricultural loans	1,528	55	-	70	3	-
State and political
subdivision loans	-	-	-	-	-	-
Total	$21,875	$568	$57	$12,556	$297	$5

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay the loan as agreed, the Company's loan rating process includes several layers of internal and external oversight. The Company's loan officers are responsible for the timely and accurate risk rating of the loans in each of their portfolios at origination and on an ongoing basis under the supervision of management.  All commercial and agricultural loans are reviewed annually to ensure the appropriateness of the loan grade. In addition, the Company engages an external consultant on at least an annual basis to 1) review a minimum of 50% of the dollar volume of the commercial loan portfolio on an annual basis (60% for 2016), 2) review new loans originated for over $1.0 million in the last year, 3) review a majority of borrowers with commitments greater than or equal to $1.0 million,  4) review selected loan relationships over $750,000 which are over 30 days past due or classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate.

The following tables represent credit exposures by internally assigned grades as of September 30, 2017 and December 31, 2016 (in thousands):

September 30, 2017	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$246,405	$15,069	$12,150	$-	$-	$273,624
Agricultural	195,469	4,824	6,759	-	-	207,052
Construction	17,074	-	-	-	-	17,074
Other commercial loans	51,341	635	4,165	81	-	56,222
Other agricultural loans	31,791	198	2,077	-	-	34,066
State and political
subdivision loans	88,251	2,891	10,809	-	-	101,951
Total	$630,331	$23,617	$35,960	$81	$-	$689,989

December 31, 2016	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$225,185	$14,045	$13,347	$-	$-	$252,577
Agricultural	110,785	8,231	4,608	-	-	123,624
Construction	25,441	-	-	-	-	25,441
Other commercial loans	51,396	2,049	5,105	89	-	58,639
Other agricultural loans	20,178	1,733	1,477	-	-	23,388
State and political
subdivision loans	83,620	13,066	828	-	-	97,514
Total	$516,605	$39,124	$25,365	$89	$-	$581,183

For residential real estate mortgages, home equity and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below, and all loans past due 90 or more days and still accruing. The following table presents the recorded investment in those loan classes based on payment activity as of September 30, 2017 and December 31, 2016 (in thousands):

September 30, 2017	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$147,785	$1,254	$34	$149,073
Home Equity	57,148	168	-	57,316
Consumer	10,683	101	-	10,784
Total	$215,616	$1,523	$34	$217,173

December 31, 2016	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$147,047	$1,648	$35	$148,730
Home Equity	58,438	255	-	$58,693
Consumer	10,892	109	4	$11,005
Total	$216,377	$2,012	$39	$218,428

Aging Analysis of Past Due Financing Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due financing receivables as of September 30, 2017 and December 31, 2016 (in thousands):

							Total	90 Days or
	30-59 Days	60-89 Days	90 Days	Total Past			Financing	Greater and
September 30, 2017	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	Accruing
Real estate loans:
Mortgages	$1,087	$242	$612	$1,941	$147,098	$34	$149,073	$49
Home Equity	347	33	80	460	56,856	-	57,316	30
Commercial	1,184	211	3,814	5,209	266,399	2,016	273,624	80
Agricultural	-	17	1,165	1,182	205,137	733	207,052	-
Construction	-	-	-	-	17,074	-	17,074	-
Consumer	115	48	100	263	10,521	-	10,784	14
Other commercial loans	230	43	2,634	2,907	52,777	538	56,222	-
Other agricultural loans	187	-	-	187	33,879	-	34,066	-
State and political
subdivision loans	-	-	-	-	101,951	-	101,951	-
Total	$3,150	$594	$8,405	$12,149	$891,692	$3,321	$907,162	$173

Loans considered non-accrual	$317	$67	$8,232	$8,616	$3,205	$-	$11,821
Loans still accruing	2,833	527	173	3,533	888,487	3,321	895,341
Total	$3,150	$594	$8,405	$12,149	$891,692	$3,321	$907,162

								90 Days or
	30-59 Days	60-89 Days	90 Days	Total Past			Total Financing	Greater and
December 31, 2016	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	Accruing
Real estate loans:
Mortgages	$630	$36	$1,109	$1,775	$146,920	$35	$148,730	$173
Home Equity	384	49	209	642	58,051	-	58,693	160
Commercial	1,757	58	4,302	6,117	244,491	1,969	252,577	-
Agricultural	-	-	1,145	1,145	121,741	738	123,624	-
Construction	-	-	-	-	25,441	-	25,441	-
Consumer	115	40	83	238	10,763	4	11,005	67
Other commercial loans	95	35	4,004	4,134	53,884	621	58,639	-
Other agricultural loans	43	34	5	82	23,306	-	23,388	5
State and political
subdivision loans	-	-	-	-	97,514	-	97,514	-
Total	$3,024	$252	$10,857	$14,133	$782,111	$3,367	$799,611	$405

Loans considered non-accrual	$172	$105	$10,452	$10,729	$725	$-	$11,454
Loans still accruing	2,852	147	405	3,404	781,386	3,367	788,157
Total	$3,024	$252	$10,857	$14,133	$782,111	$3,367	$799,611

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

The following table reflects the financing receivables, excluding PCI loans, on non-accrual status as of September 30, 2017 and December 31, 2016, respectively. The balances are presented by class of financing receivable (in thousands):

	September 30, 2017	December 31, 2016
Real estate loans:
Mortgages	$1,205	$1,475
Home Equity	138	95
Commercial	5,262	4,445
Agricultural	1,464	1,340
Construction	-	-
Consumer	88	42
Other commercial loans	3,008	4,057
Other agricultural loans	656	-
State and political subdivision	-	-
	$11,821	$11,454

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to structure more affordable terms before their loan reaches nonaccrual status. These restructured terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of interest or principal, or both, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company's investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower's ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  Based on this evaluation management would no longer consider a loan to be a TDR when the relevant facts support such a conclusion. As of September 30, 2017 and December 31, 2016, included within the allowance for loan losses are reserves of $85,000 and $29,000 respectively, that are associated with loans modified as TDRs.

Loan modifications that are considered TDRs completed during the three and nine months ended September 30, 2017 and 2016 were as follows (dollars in thousands):

	For the Three Months Ended September 30, 2017
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Agricultural	-	2	$-	$150	$-	$150
Other agricultural loans	-	1	-	161	-	161
Total	-	3	$-	$311	$-	$311

	For the Nine Months Ended September 30, 2017
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	7	$-	$6,797	$-	$6,797
Agricultural	-	2	-	150	-	150
Other agricultural loans	-	1	-	161	-	161
Total	-	10	$-	$7,108	$-	$7,108

	For the Three Months Ended September 30, 2016
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	1	$-	$750	$-	$750
Other commercial loans	-	3	-	3,076	-	3,076
Total	-	4	$-	$3,826	$-	$3,826

	For the Nine Months Ended September 30, 2016
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	4	$-	$1,188	$-	$1,188
Other commercial loans	-	3	-	3,076	-	3,076
Total	-	7	$-	$4,264	$-	$4,264

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism on modified loans occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. There were no loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which began January 1, 2017 and 2016 (nine month periods) and June 1, 2017 and 2016 (3 month periods), respectively, that subsequently defaulted during these reporting periods.

Allowance for Loan Losses
The following table segregates the allowance for loan losses (ALLL) into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2017 and December 31, 2016, respectively (in thousands):
	September 30, 2017			December 31, 2016
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real estate loans:
Residential	$26	$1,054	$1,080	$32	$1,032	$1,064
Commercial	67	3,515	3,582	45	3,544	3,589
Agricultural	99	2,595	2,694	54	1,440	1,494
Construction	-	31	31	-	47	47
Consumer	2	135	137	-	122	122
Other commercial loans	208	904	1,112	326	1,001	1,327
Other agricultural loans	40	422	462	30	282	312
State and political
subdivision loans	-	874	874	-	833	833
Unallocated	-	475	475	-	98	98
Total	$442	$10,005	$10,447	$487	$8,399	$8,886

The following tables roll forward the balance of the ALLL by portfolio segment for the three and nine month periods ended September 30, 2017 and 2016, respectively (in thousands):

	Balance at June 30, 2017	Charge-offs	Recoveries	Provision	Balance at September 30, 2017
Real estate loans:
Residential	$1,104	$(11)	$-	$(13)	$1,080
Commercial	3,541	-	5	36	3,582
Agricultural	2,452	-	-	242	2,694
Construction	45	-	-	(14)	31
Consumer	125	(45)	13	44	137
Other commercial loans	1,131	-	5	(24)	1,112
Other agricultural loans	431	-	1	30	462
State and political subdivision loans	838	-	-	36	874
Unallocated	312	-	-	163	475
Total	$9,979	$(56)	$24	$500	$10,447

	Balance at June 30, 2016	Charge-offs	Recoveries	Provision	Balance at September 30, 2016
Real estate loans:
Residential	$990	$(9)	$-	$32	$1,013
Commercial	3,338	(100)	467	(90)	3,615
Agricultural	581			410	991
Construction	18	-	-	16	34
Consumer	104	(27)	16	16	109
Other commercial loans	1,316	(37)	25	39	1,343
Other agricultural loans	248			51	299
State and political subdivision loans	764	-	-	7	771
Unallocated	-	-	-	19	19
Total	$7,359	$(173)	$508	$500	$8,194

	Balance at December 31, 2016	Charge-offs	Recoveries	Provision	Balance at September 30, 2017
Real estate loans:
Residential	$1,064	$(104)	$-	$120	$1,080
Commercial	3,589	(41)	11	23	3,582
Agricultural	1,494	-	-	1,200	2,694
Construction	47	-	-	(16)	31
Consumer	122	(90)	35	70	137
Other commercial loans	1,327	-	14	(229)	1,112
Other agricultural loans	312	(5)	1	154	462
State and political subdivision loans	833	-	-	41	874
Unallocated	98	-	-	377	475
Total	$8,886	$(240)	$61	$1,740	$10,447

	Balance at December 31, 2015	Charge-offs	Recoveries	Provision	Balance at September 30, 2016
Real estate loans:
Residential	$905	$(52)	$-	$160	$1,013
Commercial	3,376	(100)	475	(136)	3,615
Agricultural	409	-		582	991
Construction	24	-	-	10	34
Consumer	102	(65)	84	(12)	109
Other commercial loans	1,183	(55)	31	184	1,343
Other agricultural loans	122			177	299
State and political subdivision loans	593	-	-	178	771
Unallocated	392	-	-	(373)	19
Total	$7,106	$(272)	$590	$770	$8,194

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

For the three months ended September 30, 2017, the allowance for residential real estate increased in general reserves for pooled loans as a result of increased loss rates reflected in the charge-offs for the three month period, as well as higher loan balances. The increase was offset by a decrease in the specific reserve for individually evaluated residential loans. This was represented as a decrease to the provision.  The allowance for commercial real estate was increased in general reserves due to growth in the commercial real estate loan portfolio, which was represented as an increase in the provision. The allowance for agricultural real estate loans was increased in general reserves as a result of higher loan balances. The result of this growth was represented as an increase in the provision. The allowance for other commercial loans was reduced as a result of a decrease in the historical loss factor in the portfolio segment and decrease in specific reserves. This was represented by a decrease to the provision.  The allowance for other agricultural loans was increased in general reserves as a result of higher loan balances. It was also impacted by an increase in specific reserves during the quarter. The result of these changes was represented as an increase in the provision.

For the nine months ended September 30, 2017, the allowance for residential real estate increased in general reserves as a result of increased loss rates reflected in the charge-offs for the nine month period. This was represented as an increase to the provision.  The allowance for agricultural real estate loans was increased in general reserves as a result of higher loan balances as well as an increase in specific reserves. It was also impacted by the classified loan trend in the agricultural real estate portfolio. The result of these changes was represented as an increase in the provision. The allowance for other commercial loans was reduced as a result of lower loan balances, an improvement in the amount of classified loans and a reduction in the historical loss factor. This was represented by a decrease to the provision.  The allowance for other agricultural loans was increased in general reserves as a result of higher loan balances. It was also impacted by the classified loan trend in the other agricultural loan portfolio. The result of these changes was represented as an increase in the provision.

For the three months ended September 30, 2016, the allowance for commercial real estate was increased in general reserves due to the increase in the amount of classified loans. Offsetting this increase was the recovery of a previously charged-off amount during the quarter. This resulted in a decrease in the provision. The allowance for agricultural real estate loans was increased in general reserves as a result of higher loan balances. It was also impacted by the classified loan trend in the agricultural real estate portfolio. The result of these changes was represented as an increase in the provision. The allowance for other commercial loans was increased as a result of higher loan balances and an increase in the historical loss factor. This was represented by an increase to the provision.  The allowance for other agricultural loans was increased in general reserves as a result of higher loan balances. It was also impacted by the classified loan trend in the other agricultural loan portfolio. The result of these changes was represented as an increase in the provision.

For the nine months ended September 30, 2016, the allowance for agricultural real estate loans was increased in general reserves as a result of higher loan balances. It was also impacted by the classified loan trend in the agricultural real estate portfolio and the general industry conditions. The result of these changes was represented as an increase in the provision. The allowance for other commercial loans was increased as a result of the increase in the amount of classified loans and an increase in the specific reserves. This was represented by an increase to the provision. The allowance for other agricultural loans was increased in general reserves as a result of higher loan balances. It was also impacted by the classified loan trend in the other agricultural loan portfolio and in the general industry conditions. The result of these changes was represented as an increase in the provision. The allowance for state and political loans was increased for general reserves due to an increase in special mention loans during the period. This was represented as an increase in the provision. The allowance for commercial real estate was increased due to a recovery that occurred in the third quarter of 2016. As a result of the recovery, a negative provision was recorded.
Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of September 30, 2017 and December 31, 2016, included with other assets are $1,570,000 and $1,036,000, respectively, of foreclosed assets. As of September 30, 2017, included within the foreclosed assets are $644,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of September 30, 2017, the Company has initiated formal foreclosure proceedings on $1,377,000 of consumer residential mortgages, which have not yet been transferred into foreclosed assets.

Note 6 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017			December 31, 2016
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$1,604	$(921)	$683	$1,471	$(787)	$684
Core deposit intangibles	1,641	(520)	1,121	1,641	(320)	1,321
Covenant not to compete	125	(57)	68	125	(34)	91
Total amortized intangible assets	$3,370	$(1,498)	$1,872	$3,237	$(1,141)	$2,096
Unamortized intangible assets:
Goodwill	$21,089			$21,089
(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for amortized intangible assets. We based our projections of amortization expense shown below on existing asset balances at September 30, 2017. Future amortization expense may vary from these projections (in thousands):

	MSRs	Core deposit intangibles	Covenant not to compete	Total
Three months ended September 30, 2017 (actual)	$44	$66	$8	$118
Nine months ended September 30, 2017 (actual)	$134	$200	$23	$357
Three months September 30, 2016 (actual)	$42	$74	$8	$124
Nine months September 30, 2016 (actual)	$132	$222	$24	$378
Estimate for year ended December 31,
Remaining 2017	49	65	8	122
2018	138	236	30	404
2019	134	206	30	370
2020	103	177	-	280
2021	78	147	-	225

Note 7 – Federal Home Loan Bank Stock

The Bank is a member of the FHLB of Pittsburgh and, as such, is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of September 30, 2017 and December 31, 2016, the Bank's investment in FHLB stock was $4,120,200 and $4,542,000, respectively. The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost and evaluated by management for impairment.  The stock's value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) a significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB's regulatory capital ratios are sufficient, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members and has paid a quarterly cash dividend.

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

The value of the collateral segmented by the remaining contractual maturity of the repurchase agreements in the Consolidated Balance Sheets as of September 30 2017 and December 31, 2016 is presented in the following tables (in thousands):

	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
September 30, 2017	Continuous	30 Days	30 - 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$18,153	$-	$-	$2,061	$20,214
Total carrying value of collateral pledged	$18,153	$-	$-	$2,061	$20,214
Total liability recognized for repurchase agreements					$16,643

	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
December 31, 2016	Continuous	30 Days	30 - 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$16,118	$-	$-	$2,059	$18,177
Total carrying value of collateral pledged	$16,118	$-	$-	$2,059	$18,177
Total liability recognized for repurchase agreements					$14,307

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

The following sets forth the components of net periodic benefit costs of the Pension Plan for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$87	$90	$262	$269
Interest cost	168	172	503	517
Expected return on plan assets	(274)	(260)	(821)	(780)
Net amortization and deferral	56	61	168	182

Net periodic benefit cost	$37	$63	$112	$188

The Bank expects to contribute $400,000 to the Pension Plans in 2017.

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  Contributions by the Company totaled $303,000 and $269,000 for the nine months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017 and 2016, contributions by the Company totaled $96,000 and $89,000, respectively.

Directors' Deferred Compensation Plan

The Company's directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  At September 30, 2017 and December 31, 2016, an obligation of $921,000 and $940,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Amounts included in interest expense on the deferred amounts totaled $5,000 and $3,000 for three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, amounts included in interest expense on the deferred amounts totaled $14,000 and $11,000, respectively.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the "Plan") whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company's common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  In April of 2016, the Company's shareholders authorized a total of 150,000 shares of the Company's common stock to be made available under the Plan. As of September 30, 2017, 141,678 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted shares during the three and nine month periods ended September 30, 2017:

	Three months		Nine months
		Weighted		Weighted
	Unvested	Average	Unvested	Average
	Shares	Market Price	Shares	Market Price
Outstanding, beginning of period	9,169	$50.66	8,471	$49.10
Granted	-	-	4,212	53.38
Forfeited	-	-	(43)	(48.56)
Vested	-	-	(3,471)	(50.19)
Outstanding, end of period	9,169	$50.66	9,169	$50.66

Compensation cost related to restricted stock is recognized, based on the market price of the stock at the grant date, over the vesting period. Compensation expense related to restricted stock was $158,000 and $142,000 for the nine months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017 and 2016, compensation expense totaled $54,000 and $50,000, respectively. At September 30, 2017, the total compensation cost related to nonvested awards that has not yet been recognized was $464,000, which is expected to be recognized over the next three years.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan ("SERP") for certain executives to compensate those executive participants in the Company's noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law. At September 30, 2017 and December 31, 2016, an obligation of $1,544,000 and $1,460,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Expenses related to this plan totaled $84,000 and $91,000 for the nine months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017 and 2016, expenses totaled $28,000 and $30,000, respectively.

Salary Continuation Plan

The Company maintains a salary continuation plan for certain employees retained through the acquisition of FNB or that were formerly employed by FNB.  At September 30, 2017 and December 31 2016, an obligation of $720,000 was included in other liabilities for this plan in the Consolidated Balance Sheet.  Expenses related to this plan totaled $13,000 and $17,000 for the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, expenses related to this plan totaled $40,000 and $49,000, respectively.

Continuation of Life Insurance Plan

The Company, as part of the acquisition of FNB, has promised a continuation of certain split-dollar life insurance policies that provide coverage to certain persons post-retirement. U.S. generally accepted accounting principles require the recording of post-retirement costs and a liability equal to the present value of the cost of post-retirement insurance during the person's term of service. The estimated present value of future benefits to be paid totaled $576,000 and $569,000 as of September 30, 2017 and December 31, 2016, respectively, which is included in other liabilities in the Consolidated Balance Sheet.

Note 10 – Accumulated Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) by component net of tax for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30, 2017
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of June 30, 2017	$1,655	$(2,624)	$(969)
Other comprehensive loss before reclassifications (net of tax)	(190)	-	(190)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(6)	37	31
Net current period other comprehensive income (loss)	(196)	37	(159)
Balance as of September 30, 2017	$1,459	$(2,587)	$(1,128)

	Nine months ended September 30, 2017
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2016	$1,306	$(2,698)	$(1,392)
Other comprehensive income before reclassifications (net of tax)	288	-	288
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(135)	111	(24)
Net current period other comprehensive income	153	111	264
Balance as of September 30, 2017	$1,459	$(2,587)	$(1,128)

	Three months ended September 30, 2016
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of June 30, 2016	$4,403	$(2,361)	$2,042
Other comprehensive loss before reclassifications (net of tax)	(692)	-	(692)
Amounts reclassified from accumulated other
comprehensive income (net of tax)	-	40	40
Net current period other comprehensive income (loss)	(692)	40	(652)
Balance as of September 30, 2016	$3,711	$(2,321)	$1,390

	Nine months ended September 30, 2016
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2015	$2,204	$(2,440)	$(236)
Other comprehensive income before reclassifications (net of tax)	1,609	-	1,609
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(102)	119	17
Net current period other comprehensive income	1,507	119	1,626
Balance as of September 30, 2016	$3,711	$(2,321)	$1,390

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income for the three and nine months ended September 30, 2017 and 2016 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss)		Affected line item in the Consolidated Statement of Income
	Three Months Ended September 30,
	2017	2016
Unrealized gains and losses on available for sale securities
	$9	$-	Investment securities gains, net
	(3)	-	Provision for income taxes
	$6	$-

Defined benefit pension items
	$(56)	$(61)	Salaries and employee benefits
	19	21	Provision for income taxes
	$(37)	$(40)

Total reclassifications	$(31)	$(40)

	Nine Months Ended September 30,
	2017	2016
Unrealized gains and losses on available for sale securities
	$204	$155	Investment securities gains, net
	(69)	(53)	Provision for income taxes
	$135	$102

Defined benefit pension items
	$(168)	$(181)	Salaries and employee benefits
	57	62	Provision for income taxes
	$(111)	$(119)

Total reclassifications	$24	$(17)

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
The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of September 30, 2017 and December 31, 2016 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

September 30, 2017	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Securities available for sale:
U.S. agency securities	$-	$132,551	$-	$132,551
Obligations of state and
political subdivisions	-	81,723	-	81,723
Corporate obligations	-	3,101	-	3,101
Mortgage-backed securities in
government sponsored entities	-	44,277	-	44,277
Equity securities in financial institutions	1,936	-	-	1,936

December 31, 2016	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. agency securities	$-	$170,414	$-	$170,414
U.S. treasury securities	3,000	-	-	3,000
Obligations of state and
political subdivisions	-	96,926	-	96,926
Corporate obligations	-	3,050	-	3,050
Mortgage-backed securities in
government sponsored entities	-	37,728	-	37,728
Equity securities in financial institutions	2,899	-	-	2,899

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

Assets measured at fair value on a nonrecurring basis as of September 30, 2017 and December 31, 2016 are included in the table below (in thousands):

September 30, 2017	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$3,024	$3,024
Other real estate owned	-	-	1,478	1,478

December 31, 2016
Impaired Loans	$-	$-	$2,033	$2,033
Other real estate owned	-	-	839	839

•
Impaired Loans - The Company has measured impairment on impaired loans generally based on the fair value of the loan's collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level III measurement.  If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. The fair values above excluded estimated selling costs of $246,000 and $188,000 at September 30, 2017 and December 31, 2016, respectively.

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

September 30, 2017	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	$ 3,024	Appraised Collateral Values	Discount for time since appraisal	0-100%	21.22%
			Selling costs	5%-9%	7.13%
			Holding period	0 - 24 months	8.31 months

Other real estate owned	1,478	Appraised Collateral Values	Discount for time since appraisal	12-47%	22.32%

December 31, 2016	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	$ 2,033	Appraised Collateral Values	Discount for time since appraisal	0-65%	28.98%
			Selling costs	5%-9%	7.56%
			Holding period	6 - 12 months	11 months

Other real estate owned	839	Appraised Collateral Values	Discount for time since appraisal	10-67%	25.45%

The fair values of the Company's financial instruments are as follows (in thousands):

	Carrying
September 30, 2017	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$13,815	$13,815	$13,815	$-	$-
Interest bearing time deposits with other banks	10,031	10,038	-	-	10,038
Available-for-sale securities	263,588	263,588	1,936	261,652	-
Loans held for sale	1,431	1,431	1,431	-	-
Net loans	896,715	894,706	-	-	894,706
Bank owned life insurance	26,722	26,722	26,722	-	-
Regulatory stock	4,884	4,884	4,884	-	-
Accrued interest receivable	3,786	3,786	3,786	-	-

Financial liabilities:
Deposits	$1,052,105	$1,050,362	$792,133	$-	$258,229
Borrowed funds	73,628	71,965	32,960	-	39,005
Accrued interest payable	731	731	731	-	-

December 31, 2016
Financial assets:
Cash and due from banks	$17,754	$17,754	$17,754	$-	$-
Interest bearing time deposits with other banks	6,955	6,960	-	-	6,960
Available-for-sale securities	314,017	314,017	5,899	308,118	-
Loans held for sale	1,827	1,827	1,827	-	-
Net loans	790,725	797,184	-	-	797,184
Bank owned life insurance	26,223	26,223	26,223	-	-
Regulatory stock	5,306	5,306	5,306	-	-
Accrued interest receivable	4,089	4,089	4,089	-	-

Financial liabilities:
Deposits	$1,005,503	$1,004,072	$740,889	$-	$263,183
Borrowed funds	79,662	77,425	41,330	-	36,095
Accrued interest payable	720	720	720	-	-

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

Introduction

The following is management's discussion and analysis of the financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. Management's discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results you may expect for the full year.

The Company currently engages in the general business of banking throughout our service area of Potter, Tioga, Clinton and Bradford counties in north central Pennsylvania, Union county in central Pennsylvania, Lebanon, Lancaster, Berks and Schuylkill counties in south central Pennsylvania and Allegany county in southern New York. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 28 banking facilities, 26 of which operate as bank branches.  In Pennsylvania, these offices are located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy and three branches near the city of Lebanon, Pennsylvania. In New York, our office is in Wellsville. We have a limited branch office in Winfield, Pennsylvania, which primarily serves agricultural customers in the central Pennsylvania market. We also have a limited branch office in Narvon, Pennsylvania to further serve customers in Lancaster County.

On July 27, 2017, we entered into a definitive agreement with S&T Bank to acquire its State College, Pennsylvania office. Regulatory approval was received in the fourth quarter of 2017 and the deal is expected to close in the fourth quarter of 2017.

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

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Balance Sheets since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of September 30, 2017 and December 31, 2016, the Trust Department had $116.3 million and $110.6 million of assets under management, respectively.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank's market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Balance Sheets since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank's Investment Representatives increased from $137.4 million at December 31, 2016 to $142.4 million at September 30, 2017. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, especially in our central and south central Pennsylvania markets.

In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. As of September 30, 2017, customers owning 7,012 acres have signed agreements with the Bank that provide for the Bank to manage oil and gas matters related to the customers land, which may include negotiating lease payments and royalty percentages, resolving leasing issues, accounting for and ensuring the accuracy of royalty checks, distributing revenue to satisfy investment objectives and providing customized reports outlining payment and distribution information.

Results of Operations

Overview of the Income Statement

The Company had net income of $10,421,000 for the first nine months of 2017 compared to $9,467,000 for last year's comparable period, an increase of $954,000, or 10.1%. Basic earnings per share for the first nine months of 2017 were $2.99, compared to $2.70 last year, representing a 10.7% increase.  Annualized return on assets and return on equity for the nine months of 2017 were 1.12% and 10.81%, respectively, compared with 1.06% and 10.28% for last year's comparable period.

Net income for the three months ended September 30, 2017 was $3,650,000 compared to $3,153,000 in the comparable 2016 period, an increase of $497,000 or 15.8%. Basic earnings per share for the three months ended September 30, 2017 were $1.05, compared to $0.90 last year, representing a 16.7% increase. Annualized return on assets and return on equity for the quarter ended September 30, 2017 was 1.15% and 11.16%, respectively, compared with 1.06% and 10.18% for the same 2016 period.

Net Interest Income

Net interest income, the most significant component of the Company's earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the first nine months of 2017 was $31,018,000, an increase of $2,930,000, or 10.4%, compared to the same period in 2016.  For the first nine months of 2017, the provision for loan losses totaled $1,740,000, an increase of $970,000 over the comparable period in 2016.  Consequently, net interest income after the provision for loan losses was $29,278,000 compared to $27,318,000 during the first nine months of 2016.

For the three months ended September 30, 2017, net interest income was $10,617,000 compared to $9,712,000, an increase of $905,000, or 9.3% over the comparable period in 2016. The provision for loan losses was $500,000 for both the 2017 and 2016 quarters ended September 30. Consequently, net interest income after the provision for loan losses was $10,117,000 for the quarter ended September 30, 2017 compared to $9,212,000 in 2016.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders' equity, the related rates, net interest income and interest rate spread created for the nine months and three months ended September 30, 2017 and 2016 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates (1)
	Nine Months Ended
	September 30, 2017			September 30, 2016
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$		$ %	$		$ %
ASSETS
Short-term investments:
Interest-bearing deposits at banks	8,919	12	0.18	27,765	81	0.39
Total short-term investments	8,919	12	0.18	27,765	81	0.39
Interest bearing time deposits at banks	7,740	117	2.03	7,326	105	1.91
Investment securities:
Taxable	197,814	2,532	1.71	259,172	3,004	1.55
Tax-exempt (3)	86,033	2,813	4.36	100,594	3,423	4.54
Total investment securities	283,847	5,345	2.51	359,766	6,427	2.38
Loans:
Residential mortgage loans	205,860	7,967	5.17	203,387	8,038	5.28
Construction	26,804	851	4.25	12,304	471	5.11
Commercial & agricultural loans	524,088	19,155	4.89	380,190	15,004	5.27
Loans to state & political subdivisions	97,139	3,055	4.21	102,583	3,250	4.23
Other loans	10,403	621	7.98	11,075	682	8.23
Loans, net of discount (2)(3)(4)	864,294	31,649	4.90	709,539	27,445	5.17
Total interest-earning assets	1,164,800	37,123	4.26	1,104,396	34,058	4.12
Cash and due from banks	6,650			7,431
Bank premises and equipment	16,871			17,249
Other assets	55,874			57,653
Total non-interest earning assets	79,395			82,333
Total assets	1,244,195			1,186,729
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	322,084	829	0.34	301,885	687	0.30
Savings accounts	178,806	141	0.11	173,108	139	0.11
Money market accounts	126,874	469	0.49	118,252	392	0.44
Certificates of deposit	262,321	1,959	1.00	273,007	1,976	0.97
Total interest-bearing deposits	890,085	3,398	0.51	866,252	3,194	0.49
Other borrowed funds	58,651	782	1.78	39,801	554	1.86
Total interest-bearing liabilities	948,736	4,180	0.59	906,053	3,748	0.55
Demand deposits	152,188			145,663
Other liabilities	14,686			12,258
Total non-interest-bearing liabilities	166,874			157,921
Stockholders' equity	128,585			122,755
Total liabilities & stockholders' equity	1,244,195			1,186,729
Net interest income		32,943			30,310
Net interest spread (5)			3.67%			3.57%
Net interest income as a percentage
of average interest-earning assets			3.78%			3.67%
Ratio of interest-earning assets
to interest-bearing liabilities			123%			122%

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
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

	Analysis of Average Balances and Interest Rates (1)
	Three Months Ended
	September 30, 2017			September 30, 2016
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$		$ %	$		$ %
ASSETS
Short-term investments:
Interest-bearing deposits at banks	8,552	3	0.16	17,864	16	0.36
Total short-term investments	8,552	3	0.16	17,864	16	0.36
Interest bearing time deposits at banks	8,953	47	2.07	6,956	34	1.92
Investment securities:
Taxable	180,004	824	1.83	244,044	961	1.58
Tax-exempt (3)	83,164	891	4.29	100,255	1,110	4.43
Total investment securities	263,168	1,715	2.61	344,299	2,071	2.41
Loans:
Residential mortgage loans	205,548	2,677	5.17	204,522	2,702	5.26
Construction	26,028	278	4.23	14,396	185	5.11
Commercial & agricultural loans	557,393	6,797	4.84	398,318	5,377	5.37
Loans to state & political subdivisions	97,771	1,029	4.18	100,359	1,048	4.16
Other loans	10,420	205	7.83	11,021	233	8.41
Loans, net of discount (2)(3)(4)	897,160	10,986	4.86	728,616	9,545	5.21
Total interest-earning assets	1,177,833	12,751	4.30	1,097,735	11,666	4.23
Cash and due from banks	6,739			7,587
Bank premises and equipment	16,722			17,220
Other assets	64,851			65,369
Total non-interest earning assets	88,312			90,176
Total assets	1,266,145			1,187,911
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	327,391	295	0.36	299,091	219	0.29
Savings accounts	180,891	49	0.11	171,064	46	0.11
Money market accounts	134,610	178	0.53	125,718	136	0.43
Certificates of deposit	263,065	688	1.04	267,235	647	0.96
Total interest-bearing deposits	905,957	1,210	0.53	863,108	1,048	0.48
Other borrowed funds	61,215	293	1.90	40,397	188	1.85
Total interest-bearing liabilities	967,172	1,503	0.62	903,505	1,236	0.54
Demand deposits	153,747			148,563
Other liabilities	14,388			11,803
Total non-interest-bearing liabilities	168,135			160,366
Stockholders' equity	130,838			124,040
Total liabilities & stockholders' equity	1,266,145			1,187,911
Net interest income		11,248			10,430
Net interest spread (5)			3.68%			3.69%
Net interest income as a percentage
of average interest-earning assets			3.79%			3.78%
Ratio of interest-earning assets
to interest-bearing liabilities			122%			121%

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company's 34% Federal statutory rate.  The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended September 30, 2017 and 2016(in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$1,461	$1,744	$4,518	$5,449
Tax equivalent adjustment	304	377	956	1,164
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$1,765	$2,121	$5,474	$6,613

Interest and fees on loans (non-tax adjusted)	$10,659	$9,204	$30,680	$26,387
Tax equivalent adjustment	327	341	969	1,058
Interest and fees on loans (tax equivalent basis)	$10,986	$9,545	$31,649	$27,445

Total interest income	$12,120	$10,948	$35,198	$31,836
Total interest expense	1,503	1,236	4,180	3,748
Net interest income	10,617	9,712	31,018	28,088
Total tax equivalent adjustment	631	718	1,925	2,222
Net interest income (tax equivalent basis)	$11,248	$10,430	$32,943	$30,310

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended September 30, 2017 vs 2016 (1)			Nine months ended September 30, 2017 vs. 2016 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$(7)	$(6)	$(13)	$(39)	$(30)	$(69)
Interest bearing time deposits at banks	10	3	13	6	6	12
Investment securities:
Taxable	(360)	223	(137)	(844)	372	(472)
Tax-exempt	(184)	(35)	(219)	(480)	(130)	(610)
Total investments	(544)	188	(356)	(1,324)	242	(1,082)
Loans:
Residential mortgage loans	21	(46)	(25)	94	(165)	(71)
Construction	118	(25)	93	444	(64)	380
Commercial & agricultural loans	1,884	(464)	1,420	5,147	(996)	4,151
Loans to state & political subdivisions	(24)	5	(19)	(174)	(21)	(195)
Other loans	(11)	(17)	(28)	(41)	(20)	(61)
Total loans, net of discount	1,988	(547)	1,441	5,470	(1,266)	4,204
Total Interest Income	1,447	(362)	1,085	4,113	(1,048)	3,065
Interest Expense:
Interest-bearing deposits:
NOW accounts	23	53	76	48	94	142
Savings accounts	3	-	3	5	(3)	2
Money Market accounts	11	31	42	30	47	77
Certificates of deposit	(8)	49	41	(94)	77	(17)
Total interest-bearing deposits	29	133	162	(11)	215	204
Other borrowed funds	100	5	105	250	(22)	228
Total interest expense	129	138	267	239	193	432
Net interest income	$1,318	$(500)	$818	$3,874	$(1,241)	$2,633

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $30,310,000 for the nine month period ended September 30, 2016 to $32,943,000 for the nine month period ended September 30, 2017, an increase of $2,633,000. The tax equivalent net interest margin increased from 3.67% for the first nine months of 2016 to 3.78% for the comparable period in 2017.

Total tax equivalent interest income for the 2017 nine month period increased $3,065,000 as compared to the 2016 nine month period. This increase was primarily a result of an increase of $4,113,000 due to a change in volume as average interest-bearing assets increased $60.4 million. This increase was offset by a decrease of $1,048,000 as a result of a decrease in the average yield on loans of 27 basis points from 5.17% to 4.90% for the comparable periods. As a result of converting investment assets to loans, the yield on average interest earning assets increased 14 basis points from 4.12% to 4.26%.
Tax equivalent investment income for the nine months ended September 30, 2017 decreased $1,082,000 over the same period last year. The primary cause of the decrease was a decrease in the average outstanding balance of investments.
•
The average balance of taxable securities decreased by $61.4 million, which resulted in a decrease in investment income of $844,000. The decrease in the average balance of taxable securities was due to the Bank's strategy of funding loan growth through the cashflows of the investment portfolio. The yield on taxable securities increased 16 basis points from 1.55% to 1.71% as a result of the recent rise in rates and the calls and maturities of lower yielding investments. This resulted in an increase in investment income of $372,000.

•
The average balance of tax-exempt securities decreased by $14.6 million, which resulted in a decrease in investment income of $480,000. The yield on tax-exempt securities decreased 18 basis points from 4.54% to 4.36%, which corresponds to a decrease in interest income of $130,000. The yield decrease was due to higher yielding securities being called and maturing and either being replaced by lower yielding securities or not replaced and utilized to fund loan growth. For a discussion of the Company's current investment strategy, see the "Financial Condition – Investments".

Total loan interest income increased $4,204,000 for the nine months ended September 30, 2017 compared to the same period last year, primarily as a result of loan growth achieved in the last half of 2016 and throughout 2017 that was primarily due to the hiring of experienced lending teams in our central and south central Pennsylvania markets.
•
The average balance of commercial and agricultural loans increased $143.9 million from a year ago. This had a positive impact of $5,147,000 on total interest income due to volume. Offsetting this increase, there was a $996,000 decrease due to rate, as the yield earned decreased from 5.27% to 4.89%. The lending teams were able to grow our agricultural and commercial loan portfolios by originating loans to new customers of the Bank in the central and south central Pennsylvania markets.

•
The average balance of construction loans increased $14.5 million from a year ago. This had a positive impact of $444,000 on total interest income due to volume. Offsetting this increase, there was a $64,000 decrease due to rate, as the yield earned decreased from 5.11% to 4.25%.

•
The average balance of state and political subdivision loans decreased $5.4 million from a year ago. This resulted in decrease of $174,000 on total interest income due to volume. In addition, the yield decreased 2 basis points to 4.21%, which decreased loan interest income $21,000. The decrease in this portfolio is due to fewer opportunities to loan to municipalities in 2017.

Total interest expense increased $432,000 for the nine months ended September 30, 2017 compared with the comparative period last year primarily as a result of an increase in borrowings to fund loan growth in the latter half of 2016 and the first half of 2017 and higher rates paid on deposits. Interest expense increased $239,000 as a result of volume as the average balance of interest bearing liabilities increased $42.7 million. In addition, there was an increase of $193,000 due to rate as a result of an increase in the average rate paid on interest bearing liabilities from 0.55% to 0.59%. A portion of the Bank's loan growth was funded through overnight borrowings, which resulted in the lowering of the rate paid on borrowed funds.

•
The average balance of interest bearing deposits increased $23.8 million from September 30, 2016 to September 30, 2017. Increases were experienced in NOW accounts of $20.2 million, savings accounts of $5.7 million and money market accounts of $8.6 million. The cumulative effect of these volume changes was an increase in interest expense of $83,000. The average balance of certificates of deposit decreased $10.7 million resulting in a decrease in interest expense of $94,000. (see also "Financial Condition – Deposits"). The rate paid on interest bearing deposits increased 2 basis points to 0.510% for the first nine months of 2017 compared to 2016. As a result of small variances in interest rates paid on individual products, interest expense on deposits increased $215,000.

•
The average balance of other borrowed funds increased $18.9 million from a year ago. This resulted in an increase in interest expense of $250,000. There was a decrease in the average rate on other borrowed fund from 1.86% to 1.78% due to an increase in the amount of funds borrowed overnight resulting in a decrease in interest expense of $22,000.

Tax equivalent net interest income for the three months ended September 30, 2017 was $11,248,000 which compares to $10,430,000 for the same period last year.  This represents an increase of $818,000 or 7.8%. The tax equivalent net interest margin increased from 3.78% for the three months ended September 30, 2016 to 3.79% for the comparable period in 2017.
Total tax equivalent interest income was $12,751,000 for the three months ended September 30, 2017, compared to $11,666,000 for the comparable period last year, an increase of $1,085,000. The primary driver of this increase was an increase of $1,447,000 due to a change in volume as interest bearing assets increased $80.1 million as a result loan growth attributable to the experienced loan teams hired in 2016 and 2017 in the south central and central Pennsylvania markets. This increase was offset by a decrease of $362,000 as a result of a decrease in the average yield on loans of 35 basis points from 5.21% to 4.86% for the comparable periods.

•
Total investment income decreased by $356,000 compared to same period last year.  The primary cause of the decrease was a decrease of $81.1 million in the average outstanding balance of investment securities, which equates to a decrease of $544,000 in investment income. Offsetting this increase, there was a 20 point increase in rate on investments securities from 2.41% to 2.61%, which equates to a $188,000 increase in income.

•
Total loan interest income increased $1,441,000 compared to the same period last year. This was primarily due to an increase in volume of $168.5 million, which corresponds to a $1,988,000 increase in interest income. This was offset by a decrease in rate of 35 points from 5.21% to 4.86%, which corresponds to a decrease in loan interest income of $547,000. Loan interest income for the third quarter of 2016 was impacted by the payoff of a non-accrual loan that resulted in the recognition of $232,000 of interest income.

Total interest expense increased $267,000 for the three months ended September 30, 2017 compared with last year as a result of the increase in the average balance of interest bearing liabilities of $63.7 million, accounting for a $129,000 increase in interest expense. The average rate on interest-bearing liabilities increased 8 basis points from 0.54% to 0.62%, which increased interest expense $138,000.

Provision for Loan Losses

For the nine month period ending September 30, 2017, we recorded a provision for loan losses of $1,740,000, which represents an increase of $970,000 from the $770,000 provision recorded in the corresponding nine months of last year. The provision was higher in 2017 than 2016 primarily due to the loan growth that occurred in 2017 (see "Financial Condition – Allowance for Loan Losses and Credit Quality Risk").

For the three months ended September 30, 2017 and 2016, we recorded a provision of $500,000. The increased provision was due to the loan growth that occurred in both the 2017 and 2016 third quarters.

Non-interest Income

The following table shows the breakdown of non-interest income for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine months ended September 30,		Change
	2017	2016	Amount	%
Service charges	$3,323	$3,345	$(22)	(0.7)
Trust	596	539	57	10.6
Brokerage and insurance	459	578	(119)	(20.6)
Gains on loans sold	383	225	158	70.2
Investment securities gains, net	204	155	49	31.6
Earnings on bank owned life insurance	499	515	(16)	(3.1)
Other	380	450	(70)	(15.6)
Total	$5,844	$5,807	$37	0.6

	Three months ended September 30,		Change
	2017	2016	Amount	%
Service charges	$1,145	$1,115	$30	2.7
Trust	187	161	26	16.1
Brokerage and insurance	154	211	(57)	(27.0)
Gains on loans sold	134	109	25	22.9
Investment securities gains, net	9	-	9	N/A
Earnings on bank owned life insurance	166	174	(8)	(4.6)
Other	126	138	(12)	(8.7)
Total	$1,921	$1,908	$13	0.7

Non-interest income for the nine months ended September 30, 2017 totaled $5,844,000, an increase of $37,000 when compared to the same period in 2016. During the first nine months of 2017, net investment securities gains amounted to $204,000 compared to gains of $155,000 last year. We sold nine agency securities for gains totaling $15,000, two equity positions for a gain of $158,000 and a mortgage backed security for a gain of $20,000. We also sold 11 investments in time deposits for a gain of $11,000. In 2016, we sold two US treasury and one agency security for gains totaling $27,000 and $48,000, respectively, as a result of market conditions at the time of the sale. We also sold four municipal securities for gains totaling $80,000 in 2016.

For the first nine months of 2017, account service charges totaled $3,323,000, a decrease of $22,000 or 0.7%, when compared to the same period in 2016. The decrease was associated with an $110,000 decrease attributable to fees charged to customers for non-sufficient funds. The increase in gains on loans sold is due to an increase in the amount of loans sold in 2017 compared to 2016. The decrease in other income is attributable to a decrease in loan broker commissions and merchant card fees. Trust revenues have increased as the result of estate settlement fees increasing.

For the three month period ended September 30, 2017, the changes experienced from the prior year related to gains on loans sold, trust fee and other income correspond to the changes experienced for the nine month period. Service charge revenues increased as a result of increases in interchange revenue and ATM income of $32,000 and $39,000, respectively. This was offset by a decrease of $33,000 attributable to fees charged to customers for non-sufficient funds.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine months ended
	September 30,		Change
	2017	2016	Amount	%
Salaries and employee benefits	$12,880	$12,067	$813	6.7
Occupancy	1,479	1,385	94	6.8
Furniture and equipment	444	492	(48)	(9.8)
Professional fees	854	836	18	2.2
FDIC insurance	295	492	(197)	(40.0)
Pennsylvania shares tax	767	630	137	21.7
Amortization of intangibles	223	246	(23)	NA
ORE expenses	343	234	109	46.6
Other	4,319	5,031	(712)	(14.2)
Total	$21,604	$21,413	$191	0.9

	Three months ended
	September 30,		Change
	2017	2016	Amount	%
Salaries and employee benefits	$4,237	$4,285	$(48)	(1.1)
Occupancy	475	485	(10)	(2.1)
Furniture and equipment	159	164	(5)	(3.0)
Professional fees	286	283	3	1.1
FDIC insurance	95	175	(80)	(45.7)
Pennsylvania shares tax	243	240	3	1.3
Amortization of intangibles	74	82	(8)	(9.8)
ORE expenses (recovery)	171	(71)	242	(340.8)
Other	1,507	1,557	(50)	(3.2)
Total	$7,247	$7,200	$47	0.7

Non-interest expenses increased $191,000 for the nine months ended September 30, 2017 compared to the same period in 2016. Salaries and employee benefits increased $813,000 or 6.7%. The increase was due to merit increases effective at the beginning of 2017 and an increase in the number of full-time equivalent employees as a result of the hiring of the additional lending teams in the last three quarters of 2016.

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

The decrease in other expenses is due to a decrease in charitable contributions of $93,000, a decrease of $420,000 in charges as a result of customers' accounts being compromised and experiencing fraudulent charges and a decrease of $97,000 in ATM operating expenses as a result of a vendor's contract enhancement fee.

The increase in ORE expenses is the result of a non-accrual loan paying off in the third quarter of 2016, which resulted in the reimbursement of $240,000 of previously paid real estate taxes and legal fees.

For the three months ended September 30, 2017, non-interest expenses increased $47,000 when compared to the same period in 2016. The primary driver of the increase was the result of a non-accrual loan paying off in the third quarter of 2016, which resulted in the reimbursement of $240,000 of previously paid real estate taxes and legal fees.

Provision for Income Taxes

The provision for income taxes was $3,097,000 for the nine months ended September 30, 2017 compared to $2,245,000 for the same period in 2016.  The increase is attributable to the increase in income before the provision for income taxes and the tax credit generation period ending for one of the investments in low income housing. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 22.9% and 19.2% for the first nine months of 2017 and 2016, respectively, compared to the statutory rate of 34%.

For the three months ended September 30, 2017, the provision for income taxes was $1,141,000 compared to $767,000 for the same period in 2016. The increase is attributable to the increase in income before the provision for income taxes and the tax credit generation period ending for one of the investments in low income housing. Our effective tax rate was 23.8% and 19.6% for the three months ended September 30, 2017 and 2016, respectively, compared to the statutory rate of 34%.

We are invested in four limited partnership agreements that have established low-income housing projects in our market areas. We anticipate recognizing an aggregate of $740,000 of tax credits over the next 5.25 years, with an additional $35,000 anticipated to be recognized during 2017.

Financial Condition

Total assets were $1.27 billion at September 30, 2017, an increase of $46.8 million from $1.22 billion at December 31, 2016.  Cash and cash equivalents decreased $3.9 million to $13.8 million. Investment securities decreased $50.4 million and net loans increased $106.0 million to $896.7 million at September 30, 2017.  Total deposits increased $46.6 million to $1.05 billion since year-end 2016, while borrowed funds decreased $6.0 million to $73.6 million.

Cash and Cash Equivalents
Cash and cash equivalents totaled $13.8 million at September 30, 2017 compared to $17.8 million at December 31, 2016, a decrease of $3.9 million. Management actively measures and evaluates its liquidity position through our Asset–Liability Committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank's core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.
Investments

The following table shows the composition of the investment portfolio as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017		December 31, 2016
	Amount	%	Amount	%
Available-for-sale:
U. S. Agency securities	$132,551	50.3	$170,414	54.3
U. S. Treasury notes	-	-	3,000	0.9
Obligations of state & political subdivisions	81,723	31.0	96,926	30.9
Corporate obligations	3,101	1.2	3,050	1.0
Mortgage-backed securities in
government sponsored entities	44,277	16.8	37,728	12.0
Equity securities in financial institutions	1,936	0.7	2,899	0.9
Total	$263,588	100.0	$314,017	100.0

	September 30, 2017/
	December 31, 2016
	Change
	Amount	%
Available-for-sale:
U. S. Agency securities	$(37,863)	(22.2)
U. S. Treasury notes	(3,000)	(100.0)
Obligations of state & political subdivisions	(15,203)	(15.7)
Corporate obligations	51	1.7
Mortgage-backed securities in
government sponsored entities	6,549	17.4
Equity securities in financial institutions	(963)	(33.2)
Total	$(50,429)	(16.1)

Our investment portfolio decreased by $50.4 million, or 16.1%, from December 31, 2016 to September 30, 2017. During 2017, we purchased approximately $6.0 million of U.S. agency obligations, $12.7 million of mortgage-backed securities in government sponsored entities and $1.8 million of municipal obligations, which helped offset the $5.6 million of principal repayments and $42.1 million of calls and maturities that occurred during the nine month period. We also sold $22.6 million of various securities at a gain of $193,000. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the nine month period ended September 30, 2017 yielded 2.51%, compared to 2.38% in the comparable period in 2016 on a tax equivalent basis.

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

Loans

The following table shows the composition of the loan portfolio as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30,		December 31,
	2017		2016
	Amount	%	Amount	%
Real estate:
Residential	$206,389	22.8	$207,423	25.9
Commercial	273,624	30.2	252,577	31.6
Agricultural	207,052	22.8	123,624	15.5
Construction	17,074	1.9	25,441	3.2
Consumer	10,784	1.2	11,005	1.4
Other commercial loans	56,222	6.2	58,639	7.3
Other agricultural loans	34,066	3.8	23,388	2.9
State & political subdivision loans	101,951	11.1	97,514	12.2
Total loans	907,162	100.0	799,611	100.0
Less allowance for loan losses	10,447		8,886
Net loans	$896,715		$790,725

	September 30, 2017/
	December 31, 2016
	Change
	Amount	%
Real estate:
Residential	$(1,034)	(0.5)
Commercial	21,047	8.3
Agricultural	83,427	67.5
Construction	(8,367)	(32.9)
Consumer	(221)	(2.0)
Other commercial loans	(2,417)	(4.1)
Other agricultural loans	10,678	45.7
State & political subdivision loans	4,437	4.6
Total loans	$107,550	13.5

The Bank's lending efforts have historically focused on north central Pennsylvania and southern New York. With the acquisition of FNB, this focus now includes opportunities in the Lebanon, Lancaster, Schuylkill and Berks County markets of south central Pennsylvania. In addition, in 2016, we opened an office in Winfield, Pennsylvania, which focuses on agricultural and commercial customers in central Pennsylvania. We also opened an office in Mount Joy, Pennsylvania to better serve Lancaster County customers. In 2017, we have opened a limited office in Narvon, Pennsylvania to increase the Lancaster County footprint. We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships our new lending teams have with their customers, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank's website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors. As of September 30, 2017, the Company had one industry specific loan concentration, within the dairy industry, totaling $134.7 million or 15.0% of total loans.
During the first nine months of 2017, the primary driver of growth in the loan portfolio was in commercial and agricultural real estate loans in both the central and south central Pennsylvania markets. Commercial loan demand is subject to significant competitive pressures, the yield curve, and the strengthening of the overall national, regional and local economies.
Activity associated with exploration for natural gas remains limited in 2017, but has increased slightly compared to 2016. While the Bank has lent to companies that service the exploration activities, the Bank has not originated any loans to companies performing the actual drilling and exploration activities. Loans made by the Company are to service industry customers which include trucking companies, stone quarries and other support businesses. We also have originated loans to businesses and individuals for restaurants, hotels and apartment rentals that have been developed and expanded to meet the housing and living needs of the gas workers. Due to our understanding of the industry and its cyclical nature, the loans made for natural gas-related activities have been originated in accordance with specific policies and procedures for lending to these entities, which include more stringent loan to value thresholds, shortened amortization periods, and expansion of our monitoring of loan concentrations associated with this activity.

Residential real estate loans decreased $1.0 million during the first nine months of 2017. Loan demand for conforming mortgages, which the Company typically sells on the secondary market has increased in 2017 when compared to 2016. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which in management's judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the nine months ended September 30, 2017 and for the years ended December 31, 2016, 2015, 2014 and 2013 (dollars in thousands):

	September 30,	December 31,
	2017	2016	2015	2014	2013
Balance
at beginning of period	$8,886	$7,106	$6,815	$7,098	$6,784
Charge-offs:
Real estate:
Residential	104	85	66	97	17
Commercial	41	100	84	516	62
Agricultural	-	-	-	-	-
Consumer	90	100	47	47	54
Other commercial loans	-	55	41	250	1
Other agricultural loans	5	-	-	-	-
Total loans charged-off	240	340	238	910	134
Recoveries:
Real estate:
Residential	-	-	-	-	5
Commercial	11	479	14	15	5
Agricultural	-	-	-	-	-
Consumer	35	88	33	27	33
Other commercial loans	14	33	2	-	-
Other agricultural loans	1	-	-	-	-
Total loans recovered	61	600	49	42	43
Net loans (recovered) charged-off	179	(260)	189	868	91
Provision charged to expense	1,740	1,520	480	585	405
Balance at end of period	$10,447	$8,886	$7,106	$6,815	$7,098

Loans outstanding at end of period	$907,162	$799,611	$695,031	$554,105	$540,612
Average loans outstanding, net	$864,294	$725,881	$577,992	$540,541	$516,748
Non-performing assets:
Non-accruing loans	$11,821	$11,454	$6,531	$6,599	$8,097
Accrual loans - 90 days or more past due	173	405	623	836	697
Total non-performing loans	$11,994	$11,859	$7,154	$7,435	$8,794
Foreclosed assets held for sale	1,570	1,036	1,354	1,792	1,360
Total non-performing assets	$13,564	$12,895	$8,508	$9,227	$10,154

Annualized net charge-offs to average loans	0.03%	-0.04%	0.03%	0.16%	0.02%
Allowance to total loans	1.15%	1.11%	1.02%	1.23%	1.31%
Allowance to total non-performing loans	87.10%	74.93%	99.33%	91.66%	80.71%
Non-performing loans as a percent of loans outstanding	1.32%	1.48%	1.03%	1.34%	1.63%
Non-performing assets as a percent of loans outstanding	1.50%	1.61%	1.22%	1.67%	1.88%

Management believes it uses the best information available when estimating the allowance for loan losses and that the allowance for loan losses is adequate as of September 30, 2017.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank's allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The allowance for loan losses was $10,447,000 or 1.15% of total loans as of September 30, 2017 as compared to $8,886,000 or 1.11% of loans as of December 31, 2016. The decrease as a percent of loans in 2015 compared to year end 2014 and 2013 is attributable to the increase in loans as part of the acquisition of FNB and the associated purchase accounting adjustments that were applied to the FNB loan portfolio.  The $1,561,000 increase in the allowance during the first nine months of 2017 is the result of a $1,740,000 provision and net charge-offs of $179,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category as of September 30, 2017 and December 31, 2016, 2015, 2014 and 2013 (dollars in thousands):

	September 30,		December 31
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$1,080	22.8	$1,064	25.9	$905	29.3	$878	33.5	$946	34.6
Commercial	3,582	30.2	3,589	31.6	3,376	34.2	3,419	34.5	3,983	35.7
Agricultural	2,694	22.8	1,494	15.5	409	8.3	451	4.4	575	4.1
Construction	31	1.9	47	3.2	24	2.2	26	1.1	50	1.7
Consumer	137	1.2	122	1.4	102	1.7	84	1.5	105	1.7
Other commercial loans	1,112	6.2	1,327	7.3	1,183	8.2	1,007	8.6	686	8.2
Other agricultural loans	462	3.8	312	2.9	122	2.0	217	2.0	256	1.8
State & political subdivision loans	874	11.1	833	12.2	593	14.1	545	14.4	330	12.2
Unallocated	475	N/A	98	N/A	392	N/A	188	N/A	167	N/A
Total allowance for loan losses	$10,447	100.0	$8,886	100.0	$7,106	100.0	$6,815	100.0	$7,098	100.0

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank's allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate total 53.0% of the loan portfolio, 60.1% of the allowance is assigned to this segment of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions.

The following table identifies amounts of loans contractually past due 30 to 89 days and non-performing loans by loan category, as well as the change from December 31, 2016 to September 30, 2017 in non-performing loans(dollars in thousands). Non-performing loans include accruing loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	September 30, 2017				December 31, 2016
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days				30 - 89 Days
	Past Due	90 Days Past	Non-	Total Non-	Past Due	90 Days Past	Non-	Total Non-
(in thousands)	Accruing	Due Accruing	accrual	Performing	Accruing	Due Accruing	accrual	Performing
Real estate:
Residential	$1,596	$79	$1,343	$1,422	$1,010	$333	$1,570	$1,903
Commercial	1,142	80	5,262	5,342	1,703	-	4,445	4,445
Agricultural	-	-	1,464	1,464	-	-	1,340	1,340
Construction	-	-	-	-	-	-	-	-
Consumer	163	14	88	102	131	67	42	109
Other commercial loans	272	-	3,008	3,008	78	-	4,057	4,057
Other agricultural loans	187	-	656	656	77	5	-	5
Total nonperforming loans	$3,360	$173	$11,821	$11,994	$2,999	$405	$11,454	$11,859

	Change in Non-Performing Loans
	September 30, 2017 /December 31, 2016
(in thousands)	Amount	%
Real estate:
Residential	$(481)	(25.3)
Commercial	897	20.2
Agricultural	124	9.3
Construction	-	N/A
Consumer	(7)	(6.4)
Other commercial loans	(1,049)	(25.9)
Other agricultural loans	651	13,020.0
Total nonperforming loans	$135	1.1

For the nine months ended September 30, 2017, we recorded a provision for loan losses of $1,740,000, which compares to $770,000 for the same period in 2016. The increase was primarily attributable to the loan growth experienced during 2017. Non-performing loans increased $135,000 or 1.1%, from December 31, 2016 to September 30, 2017, primarily due to one customer. Approximately 61.6% of the Bank's non-performing loans at September 30, 2017 are associated with the following three customer relationships:

•
A commercial customer with a total loan relationship of $3.3 million, secured by undeveloped land, stone quarries, equipment and the owner's residence, was on non-accrual status as of September 30, 2017. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer, who provides excavation services and stone for pad construction related to these activities. The collateral was appraised in the first quarter of 2017. Management assessed the collateral value and determined that no specific reserve was required as of September 30, 2017.

•
A commercial customer with a total loan relationship of $2.7 million, secured by approximately 160 residential properties, was on non-accrual status as of September 30, 2017. In the first quarter of 2011, the Company and borrower entered into a forbearance agreement to restructure the debt. In July of 2013, the customer filed for bankruptcy under Chapter 11 and a Trustee was appointed in January of 2014. In 2015, the Trustee decreased the loan payments below what was agreed to in the forbearance agreement. This decrease is currently being litigated in bankruptcy court. As a result of the decrease, the relationship has become more than 90 days past due. During 2016, the Company appraised the underlying collateral. The appraisals indicated a slight decrease in collateral values compared to the appraisals ordered for the loan origination, however, the loan is still considered well secured on a loan to value basis. We continue to monitor the bankruptcy proceedings to identify potential changes in the customer's operations and the impact these would have on the loan payments for our loans to the customer and the underlying collateral that supports these loans. As of September 30, 2017, there was no specific reserve for this relationship.

•
An agricultural customer with a relationship of approximately $1.3 million, secured by land, agricultural buildings and equipment, was on non-accrual status as of September 30, 2017. The customers transition to organic farming and contractual issues with a supplier have significantly impacted the cash flows from the customer's activities. The customer has entered into a sales agreement and the sale is expected to close in the fourth quarter of 2017. Management assessed the collateral value and determined that a specific reserve of $62,000 was required as of September 30, 2017.

Management of the Bank believes that the allowance for loan losses as of September 30, 2017 is adequate, which is based on the following factors:
•	Two loan relationships comprise 50.6% of the non-performing loan balance, whose debt is considered well collateralized and has no specific reserves as of September 30, 2017.
•	Net and gross charge-offs remain low in 2017 after a net recovery in 2016.
•	Real estate values in the Bank's primary market areas have only decreased slightly with the decrease in the market price for natural gas.

Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of September 30, 2017 and December 31, 2016, the cash surrender value of the life insurance was $26.7 million and $26.2 million, respectively.  The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations.  The amounts recorded as non-interest income totaled $499,000 and $515,000 for the nine month periods ended September 30, 2017 and 2016, respectively. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers' credit ratings.

The Company agreements that were purchased directly from insurance companies are structured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the employee's beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB provide a fixed split-dollar benefit for the beneficiaries estate, which is dependent on several factors including whether the covered individual was a Director of FNB or an employee of FNB and their salary level. As of September 30, 2017 and December 31, 2016, included in other liabilities on the Consolidated Balance Sheet was a liability of $576,000 and $569,000, respectively, for the obligation under the split-dollar benefit agreements.

Premises and Equipment

Premises and equipment decreased $406,000 to $16.6 million as of September 30, 2017 from December 31, 2016. This occurred primarily as a result of normal depreciation expense recorded in the first nine months of 2017.

Deposits

The following table shows the composition of deposits as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30,		December 31,
	2017		2016
	Amount	%	Amount	%
Non-interest-bearing deposits	$154,142	14.7	$147,425	14.7
NOW accounts	326,612	31.0	305,862	30.4
Savings deposits	179,518	17.1	170,722	17.0
Money market deposit accounts	131,861	12.5	116,880	11.6
Certificates of deposit	259,972	24.7	264,614	26.3
Total	$1,052,105	100.0	$1,005,503	100.0

	September 30, 2017/
	December 31, 2016
	Change
	Amount	%
Non-interest-bearing deposits	$6,717	4.6
NOW accounts	20,750	6.8
Savings deposits	8,796	5.2
Money market deposit accounts	14,981	12.8
Certificates of deposit	(4,642)	(1.8)
Total	$46,602	4.6

Deposits increased $46.6 million since December 31, 2016. As a result of timing and new account acquisition, deposits from local municipalities increased across various categories including non-interest bearing, money markets and NOW accounts. We also experienced a general increase in business related deposits, which have helped to support the loan growth the Bank has experienced. The deposit increases have been across both our northern tier and south central Pennsylvania markets.

Certificates of deposits decreased $4.6 million in 2017. The rates paid on certificates of deposits remain near historic lows due to the interest rate environment. Certain customers who typically utilize certificate of deposits as a means of generating income or as a longer term investment option, continued to move funds into money market and savings accounts that still pay interest in order to maintain flexibility for potentially rising interest rates. The rates paid on certificates of deposit by the Company remain competitive with rates paid by our competition. As of September 30, 2017, the Bank did not have any outstanding brokered certificates of deposit.

Borrowed Funds

      Borrowed funds decreased $6.0 million during the first nine months of 2017. The decrease was the result of repaying $8.4 million of overnight advances from the FHLB as a result of the deposit growth and investment portfolio cashflows. Offsetting this, there was an increase of approximately $2.3 million in the balances outstanding under repurchase agreements. The Bank's current strategy for borrowings is to consider terms and structures to manage interest rate risk and liquidity in a potential rising interest rate environment. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

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

Total stockholders' equity was $129.9 million at September 30, 2017 compared to $123.3 million at December 31, 2016, an increase of $6.6 million or 5.4%.  Excluding accumulated other comprehensive income, stockholders' equity increased $6.4 million, or 5.1%. The Company purchased 12,453 shares of treasury stock at a weighted average cost of $51.82 per share. The Company reissued 12,383 shares as part of the dividend reinvestment program at a weighted average cost of $50.88 per share and 4,212 shares as part of the restricted stock program at a weighted average cost of $50.33 per share. In the first nine months of 2017, the Company had net income of $10.4 million and declared cash dividends of $4.4 million, or $1.24 per share, representing a cash dividend payout ratio of 41.8%.  We also issued a five percent stock dividend to the Company's shareholders, which had a market value of $9.0 million at its issuance.

All of the Company's investment securities are classified as available-for-sale, making this portion of the Company's balance sheet more sensitive to the changing market value of investments. As a result of changes in the interest rate environment and the defined benefit plan obligations, accumulated other comprehensive income increased $264,000 from December 31, 2016.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios  of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2017 and December 31, 2016, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2017 and December 31, 2016, the Company and Bank are categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company and Bank's computed risk‑based capital ratios are as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$129,736	14.41%	$72,002	8.00%	$90,002	10.00%
Bank	$124,317	13.83%	$71,928	8.00%	$89,911	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Company	$119,068	13.23%	$54,001	6.00%	$72,002	8.00%
Bank	$113,650	12.64%	$53,946	6.00%	$71,928	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$111,568	12.40%	$40,501	4.50%	$58,501	6.50%
Bank	$113,650	12.64%	$40,460	4.50%	$58,442	6.50%

Tier 1 Capital (to Average Assets):
Company	$119,068	9.57%	$49,780	4.00%	$62,225	5.00%
Bank	$113,650	9.15%	$49,690	4.00%	$62,113	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$121,717	14.93%	$65,217	8.00%	$81,522	10.00%
Bank	$117,537	14.46%	$65,020	8.00%	$81,275	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Company	$112,599	13.81%	$48,913	6.00%	$65,217	8.00%
Bank	$108,419	13.34%	$48,765	6.00%	$65,020	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$105,099	12.89%	$36,685	4.50%	$52,989	6.50%
Bank	$108,419	13.34%	$36,574	4.50%	$52,829	6.50%

Tier 1 Capital (to Average Assets):
Company	$112,599	9.46%	$47,586	4.00%	$59,483	5.00%
Bank	$108,419	9.13%	$39,006	4.00%	$48,757	5.00%

Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Commitments to extend credit	$221,492	$206,505
Standby letters of credit	15,046	14,955
	$236,538	$221,460

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at September 30, 2017 and December 31, 2016 was $9,244,000 and $9,124,000, respectively. The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first nine months of 2017 were $179,000 compared to $500,000 during the same time period in 2016.

Short-term debt from the FHLB supplements the Bank's availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $432.5 million, of which $49.5 million was outstanding at September 30, 2017. Additionally, we have a Federal funds line totaling $10.0 million from a third party bank at market rates.  This line is not drawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $4.5 million, which also is not drawn upon as of September 30, 2017. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial Services, Inc. is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial Services, Inc.'s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank's Board of Directors does not exceed the total of:  (i) the Bank's net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At September 30, 2017, Citizens Financial Services, Inc. (on an unconsolidated basis) had liquid assets of $4.1 million.

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

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company's risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of September 30, 2017 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-100 Shock	$41,024	$(957)	(2.28)
Base	41,981	-	-
+100 Shock	41,014	(967)	(2.30)
+200 Shock	39,873	(2,108)	(5.02)
+300 Shock	38,708	(3,273)	(7.80)
+400 Shock	37,428	(4,553)	(10.85)

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

(b) Changes to Internal Control over Financial Reporting

      There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A – Risk Factors

      In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1.A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. At September 30, 2017, the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

7/1/17 to 7/31/17	-	$0.00	-	97,529
8/1/17 to 8/31/17	2,233	$53.51	2,233	95,296
9/30/17 to 9/30/17	320	$53.99	320	94,976
Total	2,553	$53.57	2,553	94,976

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
101 **
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended  September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Cash Flows (unaudited) and (v) related notes (unaudited).

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

Citizens Financial Services, Inc. (Registrant)

November 9, 2017	By:	/s/ Randall E. Black
Randall E. Black
President and Chief Executive Officer (Principal Executive Officer)

November 9, 2017	By:	/s/ Mickey L. Jones
Mickey L. Jones
Chief Financial Officer (Principal Financial and Accounting Officer)