Form 10-K
period 2017-12-31
CITIZENS FINANCIAL SERVICES INC
filed 2018-03-08
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

■  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2017

or

□  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-13222

CITIZENS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	23-2265045
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
15 South Main Street, Mansfield, Pennsylvania	16933
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code	(570) 662-2121

Securities registered pursuant to Section 12(b) of the Act:	None

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
                ■

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.:
Large accelerated filer  ☐                                                                                                                                                             Accelerated filer  ■
Non-accelerated filer  ☐                                                                                                                                                                Smaller reporting company  ☐
(Do not check if a smaller reporting company)                                                                                                                              Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended reporting transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the exchange act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
    □  Yes     ■  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $166,105,387 as of June 30, 2017.

As of February 26, 2018, there were 3,484,305 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference to the Registrant's Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders.

Citizens Financial Services, Inc. Form 10-K INDEX
Page
PART I
ITEM 1 – BUSINESS	1 – 9
ITEM 1A – RISK FACTORS	9 – 16
ITEM 1B – UNRESOLVED STAFF COMMENTS	17
ITEM 2 – PROPERTIES	17
ITEM 3 – LEGAL PROCEEDINGS	17
ITEM 4 – MINE SAFETY DISCLOSURES	17
PART II
ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	18 – 19
ITEM 6 – SELECTED FINANCIAL DATA	20
ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21 – 51
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	51
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	52 – 113
ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	114
ITEM 9A – CONTROLS AND PROCEDURES	114
ITEM 9B– OTHER INFORMATION	114
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	115
ITEM 11 – EXECUTIVE COMPENSATION	115
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	115 – 116
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	116
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES	116
PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	117 – 119
ITEM 16 – FORM 10-K SUMMARY	119

SIGNATURES	120

PART I

ITEM 1 – BUSINESS.
CITIZENS FINANCIAL SERVICES, INC.
Citizens Financial Services, Inc. (the "Company"), a Pennsylvania corporation, was incorporated on April 30, 1984 to be the holding company for First Citizens Community Bank (the "Bank"), a Pennsylvania-chartered bank and trust company. The Company is primarily engaged in the ownership and management of the Bank and the Bank's wholly-owned insurance agency subsidiary, First Citizens Insurance Agency, Inc. We completed the acquisition of a branch in Centre County, Pennsylvania on December 8, 2017. On December 11, 2015, the Company completed the acquisition of The First National Bank of Fredericksburg ("FNB") by merging FNB into the Bank, with the Bank as the resulting institution.
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
The Bank's main office is located at 15 South Main Street, Mansfield (Tioga County), Pennsylvania.  The Bank's primary market area consists of the Pennsylvania Counties of Bradford, Clinton, Potter and Tioga in north central Pennsylvania.  It also includes Allegany, Steuben, Chemung and Tioga Counties in Southern New York.  With the completion of the FNB acquisition, the Bank added seven additional banking offices in south central Pennsylvania; four offices in Lebanon County, two offices in Schuylkill County, and one office in Berks County. During 2016, the Bank opened a full service branch in Lancaster County, Pennsylvania and a limited branch office in Union County, Pennsylvania. In 2017, the Bank opened a limited branch office in Lancaster County. We also purchased a full service branch in State College, Pennsylvania in 2017, which is located in Centre County, Pennsylvania. The economy of the Bank's market areas are diversified and include manufacturing industries, wholesale and retail trade, service industries, agricultural and the production of natural resources of gas and timber.  We are dependent geographically upon the economic conditions in north central, central and south central Pennsylvania, as well as the southern tier of New York.  In addition to the main office in Mansfield, the Bank operates 25 full service offices and two limited branch office in its market areas.
As of December 31, 2017, the Bank had 233 full time employees and 40 part-time employees, resulting in 253 full time equivalent employees at our corporate offices and other banking locations.

COMPETITION
The banking industry in the Bank's service area is intensely competitive, both among commercial banks and with financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies, credit unions, mortgage banking firms, financial companies, financial affiliates of industrial companies, internet entities, and government sponsored agencies, such as Freddie Mac and Fannie Mae.  There has been an increase in competitive pressures as entities continue to seek loan growth and expand into new markets. In north central Pennsylvania there has been additional competition from brokerage firms and retirement fund management firms due to the wealth generated from the exploration for natural gas in the market area.  The Bank is generally competitive with all competing financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.
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
The Dodd-Frank Act requires the FRB to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depository institutions; the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless (i) such securities are issued by bank holding companies with assets of less than $500 million or (ii) such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The exclusion of such proceeds were phased in over a three year period beginning in 2013.
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
The Dodd-Frank Act made many other changes in banking regulation. Those include allowing depository institutions, for the first time, to pay interest on business checking accounts, requiring originators of securitized loans to retain a percentage of the risk for transferred loans, establishing regulatory rate-setting for certain debit card interchange fees and establishing a number of reforms for mortgage originations. Effective October 1, 2011, the debit-card interchange fee, for banks with assets about $10.0 billion, was capped at $0.21 per transaction, plus an additional 5 basis point charge to cover fraud losses.

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
CURRENT CAPITAL REQUIREMENTS
Federal regulations require FDIC-insured depository institutions, including state-chartered, FRB-member banks, to meet several minimum capital standards.  These capital standards were effective January 1, 2015, and result from a final rule implementing regulator amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.
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

As of December 31, 2017, we met all applicable capital adequacy requirements.
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
Under Pennsylvania law, the Bank may only declare and pay dividends from its accumulated net earnings.  In addition, the Bank may not declare and pay dividends from the surplus funds that Pennsylvania law requires that it maintain.  Under these policies and subject to the restrictions applicable to the Bank, the Bank could have declared, during 2017, without prior regulatory approval, aggregate dividends of approximately $13.9 million, plus net profits earned to the date of such dividend declaration.
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
FEDERAL RESERVE SYSTEM
Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily NOW and regular checking accounts). For 2018, the Bank is required to maintain average daily reserves equal to 3% on aggregate transaction accounts of up to and including $122.3 million, plus 10% on the remainder, and the first $16.0 million of otherwise reservable balances will be exempt. These reserve requirements are subject to annual adjustment by the FRB.  The Bank is in compliance with the foregoing requirements.
PROHIBITIONS AGAINST TYING ARRANGEMENTS
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
ACQUISITION OF THE HOLDING COMPANY
Under the Change in Bank Control Act (the "CIBCA"), a federal statute, a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's shares of outstanding common stock, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the FRB generally has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by the Company and the Bank, and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain "control" of the Company within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25% or more of any class of voting securities of the Company or the ability to control in any manner the election of a majority of the Company's directors. An existing bank holding company would be required to obtain the FRB's prior approval under the BHCA before acquiring more than 5% of the Company's voting stock.
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
Activities related to the drilling for natural gas in the in the Marcellus and Utica Shale formations impacts certain customers of the Bank.
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

Our allowance for loan losses amounted to $11.2 million, or 1.12% of total loans outstanding and 104.3% of nonperforming loans, at December 31, 2017. Our allowance for loan losses at December 31, 2017 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at December 31, 2017 we had a total of 39 loan relationships with outstanding balances that exceeded $3.0 million, 38 of which were performing according to their original terms. However, the deterioration of one or more of these loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets.  The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management's current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The implementation of this standard may result in significant changes to the balance in the allowance for loan losses and may results in significant costs being expended to implement.
Our emphasis on commercial real estate, agricultural real estate, construction and municipal lending may expose us to increased lending risks.
At December 31, 2017, we had $308.1 million in loans secured by commercial real estate, $240.0 million in agricultural real estate loans, $13.5 million in construction loans and $104.7 million in municipal loans. Commercial real estate loans, agricultural real estate, construction and municipal loans represented 30.8%, 24.0%, 1.3% and 10.5%, respectively, of our loan portfolio.  At December 31, 2017, we had $7.8 million of reserves specifically allocated to these loan types.  While commercial real estate, agricultural real estate, construction and municipal loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property's value at completion of construction and the estimated cost of construction.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans. We monitor loan concentrations on an individual relationship and industry wide basis to monitor the amount of risk we have in our loan portfolio.
Agricultural loans are dependent for repayment on the successful operation and management of the farm property, the health of the agricultural industry broadly, and on the location of the borrower in particular, and other factors outside of the borrower's control.
At December 31, 2017, our agricultural loans, consisting primarily of agricultural real estate loans and other agricultural loans were $277.8 million representing 27.8% of our total loan portfolio. The primary activities of our agricultural customers include dairy and beef farms, poultry and swine operations, crops and support businesses.  Agricultural markets are highly sensitive to real and perceived changes in the supply and demand of agricultural products. Weaker prices, could reduce the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land, animals and equipment that serves as collateral for certain of our loans. At December 31, 2017, the Company had a loan concentration to the dairy industry as loans to this industry totaled $137,502,000, or 13.7% of total loans.

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
Lower prices for agricultural products may cause farm revenues to decline and farm operators may be unable to reduce expenses as quickly as their revenues decline. In addition, many farms are dependent on a limited number of key individuals whose injury or death could significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower's ability to repay the loan may be impaired. Consequently, agricultural loans may involve a greater degree of risk than residential mortgage lending, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale) or perishable assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value.
Loan participations comprise a significant portion of our loan portfolio and a decline in loan participation volume could hurt profits and slow loan growth.
We have actively engaged in loan participations whereby we are invited to participate in loans, primarily commercial real estate and municipal loans, originated by another financial institution known as the lead lender.  We have participated with other financial institutions in both our primary markets and out of market areas. Loan participations totaled $84.7 million, $86.7 million and $86.3 million at December 31, 2017, 2016 and 2015, respectively. As a percent of total loans, participation purchased loans were 8.5%, 10.8% and 12.4% as of December 31, 2017, 2016 and 2015. Our profits and loan growth could be significantly and adversely affected if the volume of loan participations would materially decrease, whether because loan demand declines, loan payoffs, lead lenders may come to perceive us as a potential competitor in their respective market areas, or otherwise.
If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.
We review our investment securities portfolio monthly and at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2017, our investment portfolio included available for sale investment securities with an amortized cost of $255.1 million and a fair value of $254.9 million, which included unrealized losses on 122 securities totaling $1,288,000.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

Our profits, asset values and liquidity could be hurt if the Pennsylvania state legislature and governor fail to pass a state budget.
The Company makes loans to, invests in securities issued by, and maintains deposit accounts of Pennsylvania municipalities, primarily school districts.  If a budget impasse occurs, we may incur losses on loans granted to municipalities as well as incur losses, including impairment losses as a result of credit rating downgrades or otherwise, on municipal securities in which we invest.  A budget impasse may also reduce municipal funds on deposit with the Company, which could hurt our liquidity and our earnings if we would have to resort to higher cost funding sources to meet our liquidity needs.
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
As a result of the acquisition of FNB, the Bank acquired a portfolio of loans sold to the FHLB, which were sold under the Mortgage Partnership Finance Program ("MPF"). The Bank is no longer an active participant in the MPF program. The MPF portfolio balance was $28,329,000 at December 31, 2017. The FHLB maintains a first-loss position for the MPF portfolio that totals $123,000. Should the FHLB exhaust its first-loss position, recourse to the Bank's credit enhancement would be up to the next $980,000 of losses. The Bank has not experienced any losses for the MPF portfolio.
The Company's financial condition and results of operations are dependent on the economy in the Bank's market area.
The Bank's primary market area consists of the Pennsylvania Counties of Bradford, Clinton, Potter, and Tioga in north central Pennsylvania, Lebanon, Schuylkill, Berks and Lancaster in south central, Pennsylvania  and Allegany, Steuben, Chemung and Tioga Counties in southern New York.  With the acquisition of the State College branch in December 2017, we consider Centre County to be a primary market going forward. As of December 31, 2017, management estimates that approximately 90.1% of deposits and 64.5% of loans came from households whose primary address is located in the Bank's primary market areas.  Because of the Bank's concentration of business activities in its market area, the Company's financial condition and results of operations depend upon economic conditions in its market areas.  Adverse economic conditions in our market areas could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.  Conditions such as inflation, recession, unemployment, high interest rates and short money supply and other factors beyond our control may adversely affect our profitability.  We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the States of Pennsylvania and New York could adversely affect the value of our assets, revenues, results of operations and financial condition.  Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.
A return of recessionary conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Although the U.S. economy is not currently in a recession, economic growth has been uneven, and while the unemployment rate has decreased, the percentage of people out of the workforce remains elevated. A return to prolonged deteriorating economic conditions and/or negative developments in the domestic and international credit markets could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.
We may fail to realize all of the anticipated benefits of entering new markets.
With the FNB acquisition in 2015, the hiring of additional agricultural lending teams in 2016 and the State College branch acquisition in 2017, the Company entered into new banking market areas.  The success of entering these new markets will depend upon, in part, the Company's ability to realize the anticipated benefits and cost savings from combining the businesses of the Company and the acquisition, as well as organically growing loans and deposits.  To realize these anticipated benefits and cost savings, the businesses and individuals must be successfully combined and operated.  If the Company is not able to achieve these objectives, the anticipated benefits, including growth and cost savings related to the combined businesses, may not be realized at all or may take longer to realize than expected.  If the Company fails to realize the anticipated benefits of the acquisition and the new employee hiring's, the Company's results of operations could be adversely affected.
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

The Bank faces intense competition both in making loans and attracting deposits.  This competition has made it more difficult for the Bank to make new loans and at times has forced the Bank to offer higher deposit rates.  Price competition for loans and deposits might result in the Bank earning less on loans and paying more on deposits, which would reduce net interest income.  Competition also makes it more difficult to increase the volume of our loan and deposit portfolios.  As of June 30, 2017, which is the most recent date for which information is available, we held 35.7% of the FDIC insured deposits in Bradford, Potter and Tioga Counties, Pennsylvania, which was the largest share of deposits out of eight financial institutions with offices in the area, and 6.2% of the FDIC insured deposits in Allegany County, New York, which was the fourth largest share of deposits out of five financial institutions with offices in this area. As of June 30, 2017, we held 7.1% of the deposits in Lebanon County, Pennsylvania, which was the fifth largest share out of the 12 financial institutions with offices in the County. This data does not include deposits held by credit unions. Competition also makes it more difficult to hire and retain experienced employees.  Some of the institutions with which the Bank competes have substantially greater resources and lending limits than the Bank has and may offer services that the Bank does not provide.  Management expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  The Bank's profitability depends upon its continued ability to compete successfully in its market area.
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
Impairment of goodwill could require charges to earnings, which could result in a negative impact on our results of operations.
Our goodwill could become impaired in the future. If goodwill were to become impaired, it could limit the ability of the Bank to pay dividends to the Company, adversely impacting the Company's liquidity and ability to pay dividends. The most significant assumptions affecting our goodwill impairment evaluation are variables including the market price of our Common Stock, projections of earnings, and the control premium above our current stock price that an acquirer would pay to obtain control of us. We are required to test goodwill for impairment at least annually or when impairment indicators are present. If an impairment determination is made in a future reporting period, our earnings and book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our Common Stock, or our regulatory capital levels, but such an impairment loss could significantly reduce the Bank's earnings and thereby restrict the Bank's ability to make dividend payments to us without prior regulatory approval, because Federal Reserve policy states the bank holding company dividends should be paid from current earnings. At December 31, 2017, the book value of our goodwill was $23.3 million, all of which was recorded at the Bank.

ITEM 1B – UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2 – PROPERTIES.
The headquarters of the Company and Bank are located at 15 South Main Street, Mansfield, Pennsylvania. The building contains the central offices of the Company and Bank. Our bank owns twenty two banking facilities and leases seven other facilities. All buildings owned by the Bank are free of any liens or encumbrances.
The net book value of owned banking facilities and leasehold improvements totaled $15,603,000 as of December 31, 2017.  The properties are adequate to meet the needs of the employees and customers. We have equipped all of our facilities with current technological improvements for data processing.

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

PART II
ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The Company's stock is not listed on any stock exchange, but it is quoted on the OTC Pink Market under the trading symbol CZFS.  Prices presented in the table below are bid prices between broker-dealers published by the OTC Pink Market and the Pink Sheets Electronic Quotation Service.  The prices do not include retail markups or markdowns or any commission to the broker-dealer.  The bid prices do not necessarily reflect prices in actual transactions.  For 2017 and 2016, cash dividends were declared on a quarterly basis and are summarized in the table below:
			Dividends			Dividends
	2017		declared	2016		declared
	High	Low	per share	High	Low	per share
First quarter	$50.29	$48.29	$0.425	$48.51	$46.78	$0.415
Second quarter	53.50	50.10	0.425	48.50	46.53	0.415
Third quarter	57.00	52.65	0.430	52.00	47.25	0.420
Fourth quarter	62.51	57.05	0.430	51.75	49.50	0.420
The Company has paid dividends since April 30, 1984, the effective date of our formation as a bank holding company. The Company's Board of Directors expects that comparable cash dividends will continue to be paid by the Company in the future; however, future dividends necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors in existence at the time the Board of Directors considers a dividend distribution. Cash available for dividend distributions to stockholders of the Company comes primarily from dividends paid to the Company by the Bank. Therefore, restrictions on the ability of the Bank to make dividend payments are directly applicable to the Company.  Under the Pennsylvania Business Corporation Law of 1988, the Company may pay dividends only if, after payment, the Company would be able to pay debts as they become due in the usual course of our business and total assets will be greater than the sum of total liabilities.  These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions. Also see "Supervision and Regulation – Regulatory Restrictions on Bank Dividends," "Supervision and Regulation – Holding Company Regulation," and "Note 14 – Regulatory Matters" to the consolidated financial statements.
As of February 26, 2018, the Company had approximately 1,766 stockholders of record.  The computation of stockholders of record excludes investors whose shares were held for them by a bank or broker at that date. The following table presents information regarding the Company's stock repurchases during the three months ended December 31, 2017:
Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
10/1/17 to 10/31/17	-	$0.00	-	94,976
11/1/17 to 11/30/17	451	$59.37	451	94,525
12/1/17 to 12/31/17	5,086	$60.27	5,086	89,439
Total	5,537	$60.20	5,537	89,439
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

Set forth below is a line graph comparing the yearly dollar changes in the cumulative shareholder return on the Company's common stock against the cumulative total return of the S&P 500 Stock index, SNL Mid-Atlantic Bank Index, SNL Bank $1 Billion to $5 Billion index and SNL Bank $500 Million to $1 Billion index for the period of seven fiscal years assuming the investment of $100.00 on December 31, 2010 and assuming the reinvestment of dividends. The $1 Billion to $5 Billion index was added to the chart in 2015 due to the Company exceeding $1.0 billion in assets in December of 2015 as a result of the FNB acquisition. The shareholder return shown on the graph below is not necessarily indicative of future performance and was obtained from SNL Financial LC, Charlottesville, VA.

Total Return Performance
Index Value
400
350
300
250
200
150
100
50
0
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
Citizens Financial Services, Inc.
S&P 500
SNL Mid-Atlantic Bank
SNL Bank $1B-$5B
SNL Bank $500M-$1B

	Period Ended
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Citizens Financial Services, Inc.	100	97.16	127.15	171.89	179.56	169.90	191.94	245.23
S&P 500	100	102.11	118.45	156.82	178.28	180.75	202.37	246.55
SNL Mid-Atlantic Bank	100	75.13	100.64	135.65	147.79	153.33	194.89	238.86
SNL Bank $1B-$5B	100	91.2	112.45	163.52	170.98	191.39	275.35	293.55
SNL Bank $500M-$1B	100	87.98	112.79	146.26	160.46	181.11	244.54	298.34

ITEM 6 - SELECTED FINANCIAL DATA.
The following table sets forth certain financial data as of and for each of the years in the five year period ended December 31, 2017:
(in thousands, except per share data)	2017	2016	2015	2014	2013
Interest and dividend income	$48,093	$43,005	$35,653	$35,291	$36,234
Interest expense	5,839	5,041	4,820	4,953	6,315
Net interest income	42,254	37,964	30,833	30,338	29,919
Provision for loan losses	2,540	1,520	480	585	405
Net interest income after provision
for loan losses	39,714	36,444	30,353	29,753	29,514
Non-interest income	7,621	7,644	6,994	6,740	6,982
Investment securities gains (losses), net	1,035	255	429	616	441
Non-interest expenses	29,314	28,671	23,429	20,165	19,810
Income before provision for income taxes	19,056	15,672	14,347	16,944	17,127
Provision for income taxes	6,031	3,034	2,721	3,559	3,752
Net income	$13,025	$12,638	$11,626	$13,385	$13,375

Per share data:
Net income - Basic (1)	$3.74	$3.60	$3.60	$4.14	$4.11
Net income - Diluted (1)	3.74	3.60	3.60	4.13	4.11
Cash dividends declared (1)	1.67	1.58	1.63	2.04	1.14
Stock dividend	5%	1%	0%	1%	5%
Book value (1) (2)	37.81	35.77	33.95	30.82	28.76

End of Period Balances:
Total assets	$1,361,886	$1,223,018	$1,162,984	$925,048	$914,934
Total investments	254,782	314,017	359,737	306,146	317,301
Loans	1,000,525	799,611	695,031	554,105	540,612
Allowance for loan losses	11,190	8,886	7,106	6,815	7,098
Total deposits	1,104,943	1,005,503	988,031	773,933	748,316
Total borrowed funds	114,664	79,662	41,631	41,799	66,932
Stockholders' equity	129,011	123,268	119,760	100,528	92,056

Key Ratios:
Return on assets (net income to average total assets)	1.03%	1.06%	1.22%	1.48%	1.51%
Return on equity (net income to average total equity)	10.04%	10.24%	11.20%	13.73%	14.89%
Equity to asset ratio (average equity to average total assets,
excluding other comprehensive income)	10.31%	10.35%	10.91%	10.74%	10.13%
Net interest margin	3.80%	3.68%	3.76%	3.84%	3.87%
Efficiency (3)	54.82%	57.97%	54.50%	48.61%	48.12%
Dividend payout ratio (dividends declared divided by net income)	44.97%	44.12%	46.00%	49.32%	27.63%
Tier 1 leverage	9.18%	9.46%	11.01%	10.99%	10.42%
Common equity risk based capital	11.27%	12.89%	14.14%	N/A	N/A
Tier 1 risk-based capital	12.04%	13.81%	15.20%	17.30%	16.44%
Total risk-based capital	13.21%	14.93%	16.23%	18.55%	17.75%
Nonperforming assets/total loans	1.18%	1.61%	1.22%	1.67%	1.88%
Nonperforming loans/total loans	1.07%	1.48%	1.03%	1.34%	1.63%
Allowance for loan losses/total loans	1.12%	1.11%	1.02%	1.23%	1.31%
Net charge-offs (recoveries)/average loans	0.03%	(0.04%)	0.03%	0.16%	0.02%

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

·
It could take us longer than we anticipate implementing strategic initiatives, including expansions, designed to increase revenues or manage expenses, or we may be unable to implement those initiatives at all.

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
· We could experience greater losses than expected due to the ever increasing volume of information theft and fraudulent scams impacting our customers and the banking industry.
·
We could lose the services of some or all of our key personnel, which would negatively impact our business because of their business development skills, financial expertise, lending experience, technical expertise and market area knowledge.

·	The agricultural economy is subject to extreme swings in both the costs of resources and the prices received from the sale of products, which could negatively impact our customers.
·	Loan concentrations in certain industries could negatively impact our results, if financial results or economic conditions deteriorate.
·
A budget impasse in the Commonwealth of Pennsylvania could impact our asset values, liquidity and profitability as a result of either delayed or reduced funding to school districts and municipalities who are customers of the bank.

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

INTRODUCTION
The following is management's discussion and analysis of the significant changes in financial condition, the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for the Company. The Company's consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. Management's discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes. Except as noted, tabular information is presented in thousands of dollars.
The Company currently engages in the general business of banking throughout our service area of Potter, Tioga, Clinton, Potter and Centre counties in north central Pennsylvania, Lebanon, Berks, Schuylkill and Lancaster counties in south central Pennsylvania and Allegany county in southern New York. We also have a limited branch office in Union county, Pennsylvania, which primarily serves agricultural customers in the central Pennsylvania market. We maintain our main office in Mansfield, Pennsylvania. Presently we operate 29 banking facilities, 28 of which operate as bank branches.  In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy, State College and three branches near the city of Lebanon, Pennsylvania. We also have limited branch offices in Winfield and Narvon, Pennsylvania. In New York, our office is in Wellsville.
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
TRUST AND INVESTMENT SERVICES; OIL AND GAS SERVICES
Our Investment and Trust Division is committed to helping our customers meet their financial goals.  The Trust Division offers professional trust administration, investment management services, estate planning and administration, custody of securities and individual retirement accounts.  Assets held by the Bank in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Bank. As of December 31, 2017 and 2016, assets owned and invested by customers of the Bank through the Bank's investment representatives totaled $156.0 million and $137.4 million, respectively.  Additionally, as summarized in the table below, the Trust Department had assets under management as of December 31, 2017 and 2016 of $122.7 million and $110.6 million, respectively. The increase in assets under management is due to due to new accounts and contributions of $7.5 million, accounts closings and distributions of $7.2 million and changes in market value and income of $11.8 million.
(market values - in thousands)	2017	2016
INVESTMENTS:
Bonds	$18,672	$17,871
Stock	18,957	18,860
Savings and Money Market Funds	13,076	10,697
Mutual Funds	67,027	59,306
Mineral interests	3,885	2,598
Mortgages	343	456
Real Estate	513	613
Miscellaneous	238	170
Cash	9	-
TOTAL	$122,720	$110,571
ACCOUNTS:
Trusts	28,714	26,597
Guardianships	748	1,846
Employee Benefits	57,035	48,692
Investment Management	36,221	33,434
Custodial	2	2
TOTAL	$122,720	$110,571
Our financial consultants offer full service brokerage and financial planning services throughout the Bank's market areas.  Appointments can be made at any Bank branch.  Products such as mutual funds, annuities, health and life insurance are made through our insurance subsidiary, First Citizens Insurance Agency, Inc.
In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. As of December 31, 2017, customers owning 7,012 acres have signed agreements with the Bank that provide for the Bank to manage oil and gas matters related to the customers land, which may include negotiating lease payments and royalty percentages, resolving leasing issues, accounting for and ensuring the accuracy of royalty checks, distributing revenue to satisfy investment objectives and providing customized reports outlining payment and distribution information.
RESULTS OF OPERATIONS
Net income for the year ended December 31, 2017 was $13,025,000, which represents an increase of $387,000, or 3.1%, when compared to the 2016 related period.  Net income for the year ended December 31, 2016 was $12,638,000, which represents an increase of $1,012,000, or 8.7%, when compared to the 2015 related period.  Basic and diluted earnings per share were $3.74, $3.60, and $3.60 for the years ended 2017, 2016 and 2015, respectively.

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
The following table sets forth our Company's average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders' equity, the related rates, net interest income and rate "spread" created. It should be noted that average balances and rates for 2017 were slightly impacted by the acquisition of the State College branch, which closed on December 8, 2017. The average balances and rates for 2016 were impacted by the acquisition of FNB, which closed on December 11, 2015. The FNB acquisition had a small impact on average balances for 2015:

Analysis of Average Balances and Interest Rates
	2017			2016			2015
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	8,790	15	0.17	22,726	82	0.36	12,218	20	0.16
Total short-term investments	8,790	15	0.17	22,726	82	0.36	12,218	20	0.16
Interest bearing time deposits at banks	8,346	171	2.05	7,232	139	1.92	6,215	122	1.97
Investment securities:
Taxable	194,716	3,366	1.73	254,673	3,971	1.56	202,991	3,320	1.64
Tax-exempt (3)	84,235	3,657	4.34	99,689	4,499	4.51	97,852	4,776	4.88
Total investment securities	278,951	7,023	2.52	354,362	8,470	2.39	300,843	8,096	2.69
Loans:
Residential mortgage loans	206,321	10,660	5.17	204,278	10,749	5.26	182,877	10,059	5.50
Construction loans	24,299	1,040	4.28	15,242	752	4.93	8,518	438	5.14
Commercial Loans	329,767	17,525	5.31	302,717	16,163	5.34	248,754	12,969	5.21
Agricultural Loans	214,200	9,251	4.32	91,279	4,374	4.79	43,764	2,325	5.31
Loans to state & political subdivisions	98,427	4,146	4.21	101,329	4,278	4.22	85,631	3,815	4.45
Other loans	10,341	823	7.96	11,036	916	8.30	8,448	676	8.00
Loans, net of discount (2)(3)(4)	883,355	43,445	4.92	725,881	37,232	5.13	577,992	30,282	5.24
Total interest-earning assets	1,179,442	50,654	4.29	1,110,201	45,923	4.14	897,268	38,520	4.29
Cash and due from banks	6,774			7,357			4,197
Bank premises and equipment	16,799			17,218			12,837
Other assets	55,910			57,604			36,781
Total non-interest earning assets	79,483			82,179			53,815
Total assets	1,258,925			1,192,380			951,083
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	323,105	1,139	0.35	301,681	917	0.30	230,675	801	0.35
Savings accounts	179,557	191	0.11	172,182	184	0.11	119,021	144	0.12
Money market accounts	127,888	650	0.51	118,486	523	0.44	98,452	481	0.49
Certificates of deposit	261,758	2,645	1.01	271,117	2,623	0.97	250,952	2,687	1.07
Total interest-bearing deposits	892,308	4,625	0.52	863,466	4,247	0.49	699,100	4,113	0.59
Other borrowed funds	68,536	1,214	1.77	47,004	794	1.69	36,700	707	1.93
Total interest-bearing liabilities	960,844	5,839	0.61	910,470	5,041	0.55	735,800	4,820	0.66
Demand deposits	153,523			145,968			102,977
Other liabilities	14,802			12,524			8,510
Total non-interest-bearing liabilities	168,325			158,492			111,487
Stockholders' equity	129,756			123,418			103,796
Total liabilities & stockholders' equity	1,258,925			1,192,380			951,083
Net interest income		44,815			40,882			33,700
Net interest spread (5)			3.68%			3.59%			3.63%
Net interest income as a percentage
of average interest-earning assets			3.80%			3.68%			3.76%
Ratio of interest-earning assets
to interest-bearing liabilities			1.23			1.22			1.22

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
Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 34%, which is the Bank's federal income tax rate for 2017, 2016 and 2015.
For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the 34% Federal statutory rate.  Accordingly, tax equivalent adjustments for investments and loans have been made accordingly to the previous table for the years ended December 31, 2017, 2016 and 2015, respectively (in thousands):

	2017	2016	2015
Interest and dividend income from investment securities,
interest bearing time deposits and short-term investments (non-tax adjusted)	$5,966	$7,161	$6,614
Tax equivalent adjustment	1,243	1,530	1,624
Interest and dividend income from investment securities,
interest bearing time deposits and short-term investments (tax equivalent basis)	$7,209	$8,691	$8,238

	2017	2016	2015
Interest and fees on loans (non-tax adjusted)	$42,127	$35,844	$29,039
Tax equivalent adjustment	1,318	1,388	1,243
Interest and fees on loans (tax equivalent basis)	$43,445	$37,232	$30,282

	2017	2016	2015
Total interest income	$48,093	$43,005	$35,653
Total interest expense	5,839	5,041	4,820
Net interest income	42,254	37,964	30,833
Total tax equivalent adjustment	2,561	2,918	2,867
Net interest income (tax equivalent basis)	$44,815	$40,882	$33,700

The following table shows the tax-equivalent effect of changes in volume and rates on interest income and expense (in thousands):
Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis
	2017 vs. 2016 (1)			2016 vs. 2015 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Interest-bearing deposits at banks	$(36)	$(31)	$(67)	$26	$36	$62
Interest bearing time deposits at banks	23	9	32	20	(3)	17
Investment securities:
Taxable	(1,121)	516	(605)	797	(146)	651
Tax-exempt	(677)	(165)	(842)	92	(369)	(277)
Total investment securities	(1,798)	351	(1,447)	889	(515)	374
Total investment income	(1,811)	329	(1,482)	935	(482)	453
Loans:
Residential mortgage loans	110	(199)	(89)	1,096	(406)	690
Construction loans	371	(83)	288	331	(17)	314
Commercial Loans	1,437	(75)	1,362	2,875	319	3,194
Agricultural Loans	5,263	(386)	4,877	2,252	(203)	2,049
Loans to state & political subdivisions	(122)	(10)	(132)	648	(185)	463
Other loans	(56)	(37)	(93)	214	26	240
Total loans, net of discount	7,003	(790)	6,213	7,416	(466)	6,950
Total Interest Income	5,192	(461)	4,731	8,351	(948)	7,403
Interest Expense:
Interest-bearing deposits:
NOW accounts	69	153	222	195	(79)	116
Savings accounts	8	(1)	7	54	(14)	40
Money Market accounts	44	83	127	79	(37)	42
Certificates of deposit	(78)	100	22	321	(385)	(64)
Total interest-bearing deposits	43	335	378	649	(515)	134
Other borrowed funds	379	41	420	156	(69)	87
Total interest expense	422	376	798	805	(584)	221
Change in net interest income	$4,770	$(837)	$3,933	$7,546	$(364)	$7,182

(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

2017 vs. 2016
Tax equivalent net interest income for 2017 was $44,815,000 compared to $40,882,000 for 2016, an increase of $3,933,000 or 9.6%. Total interest income increased $4,731,000, as loan interest income increased $6,213,000, while total investment income decreased $1,482,000. Interest expense increased $798,000 from 2016.
Total tax equivalent interest income from investment securities decreased $1,447,000 in 2017 from 2016. The average balance of investment securities decreased $75.4 million, which had an effect of decreasing interest income by $1,798,000 due to volume. The majority of the decrease in volume was in taxable securities, which experienced a decrease in the average balance of $60.0 million. The average tax-effected yield on our investment portfolio increased from 2.39% in 2016 to 2.52% in 2017.  This had the effect of increasing interest income by $351,000 due to rate, which was related to taxable securities whose yield increased from 1.56% in 2016 to 1.73% in 2017. The primary driver of the decrease in the average balance of investments securities is attributable to the decision to fund a portion of our strong loan growth through the cashflows of the investment portfolio. The increase in yield is attributable to the Federal Reserve raising interest rates during 2017. Investment purchases in 2017 focused on securities with short fixed maturities for agency securities and short repricing windows for asset backed securities. We also focused our purchases on securities with lower risk weightings due to the loan growth experienced that carries a higher risk weight for capital adequacy purposes. We continually monitor interest rate trading ranges and try to focus purchases to times when rates are in the top third of the trading range. The Bank believes its investment strategy has appropriately mitigated its interest rate risk exposure if rates continue to rise, while providing sufficient cashflows.
In total, loan interest income increased $6,213,000 in 2017 from 2016.  The average balance of our loan portfolio increased by $157.5 million in 2017 compared to 2016, which resulted in an increase in interest income of $7,003,000 due to volume.  Offsetting this was a decrease in average yield on total loans from 5.13% in 2016 to 4.92% in 2017 resulting in a decrease in interest income of $790,000 due to rate. The increase in the average balance of loans was driven by the loan growth in our central and south central Pennsylvania markets as a result of lending teams hired in 2016.
•
Interest income on residential mortgage loans decreased $89,000. The average balance of residential mortgage loans increased $2.0 million, resulting in an increase of $110,000 due to volume. The change due to rate was a decrease of $199,000 as the average yield on residential mortgages decreased from 5.26% in 2016 to 5.17% in 2017.

•
The average balance of construction loans increased $9.1 million from 2016 to 2017, due to several large projects in progress during 2017 which resulted in an increase of $371,000 in interest income. Additionally, the average yield on construction loans decreased from 4.93% to 4.28%, which correlated to a $83,000 decrease in interest income.

•
Interest income on commercial loans increased $1,362,000 from 2016 to 2017.  The increase in the average balance of commercial loans of $27.1 million is primarily attributable to the additional lenders hired in 2016 to serve the central and south central markets. The ability of these lenders to attract and retain previous loan relationships, and the market upheaval created by several bank mergers in the Lebanon and Lancaster markets, resulted in commercial loan growth.  The increase in the average balance of these loans resulted in an increase in interest income due to volume of $1,437,000.  We believe our lenders are adept at customizing and structuring loans to customers that meet their needs and satisfy our commitment to credit quality. In many cases, the Bank works with the Small Business Administration (SBA) guaranteed loan programs to offset risk and to further promote economic growth in our market area.

•
Interest income on agricultural loans increased $4,877,000 from 2016 to 2017.  The increase in the average balance of agricultural loans of $122.9 million is primarily attributable to the additional lenders hired in 2016 to serve the central and south central markets. The market disruption discussed above resulted in agricultural loan growth in the Lancaster and Lebanon markets.  The increase in the average balance of these loans resulted in an increase in interest income due to volume of $5,263,000.  The average yield on agricultural loans decreased from 4.79% in 2016 to 4.32% in 2017 resulting in a decrease in interest income due to rate of $386,000. We believe our lenders are adept at customizing and structuring loans to customers that meet their needs and satisfy our commitment to credit quality. In many cases, the Bank works with the United States Department of Agriculture's (USDA) guaranteed loan programs to offset risk and to further promote economic growth in our market area.

•
The average balance of loans to state and political subdivisions decreased $2.9 million from 2016 to 2017 which had a negative impact of $122,000 on total interest income due to volume. The average tax equivalent yield on loans to state and political subdivisions decreased from 4.22% in 2016 to 4.21% in 2017, decreasing interest income by $10,000.

Total interest expense increased $798,000 in 2017 compared to 2016.  A portion of the increase is attributable to a change in volume as the average balance of interest bearing liabilities increased $50.4 million in 2017, which had the effect of increasing interest expense by $422,000. This increase was attributable to growth necessary to fund the loan growth experienced by the Bank. Increases in average deposits included NOW accounts of $21.4 million, savings accounts of $7.4 million and money markets accounts of $9.4. The combined impact to interest expense of these increases was an increase $121,000. The average balance of other borrowed funds increased $21.5 million as a result of funding loan growth, which corresponds to an increase in interest expense of $3789,000. The average balance of certificates of deposits decreased $9.4 million, which corresponds to a decrease in interest expense of $78,000.
The average interest rate paid on interest bearing liabilities increased from 0.55% in 2016 to 0.61% in 2017, which resulted in an increase in interest expense of $376,000. The Federal Reserve raised short term rates during 2017, but long term rates experienced little change. The average rate on certificates of deposit increased from 0.97% to 1.01% resulting in an increase in interest expense of $100,000. The average rate paid on other borrowed funds increased from 1.69% to 1.77% resulting in an increase in interest expense of $41,000. Increases in rates paid on NOW accounts, savings accounts and money market accounts were less than 7 basis points, and resulted in a cumulative increase in interest expense of $235,000.
Our net interest margin for 2017 was 3.80% compared to 3.68% for 2016.  The interest rate environment for the majority of 2017 was a flat yield curve with short term rates rising, while longer term rates remained steady. Should short or long-term interest rates move in such a way that results in a further flattening or inverted yield curve, we would anticipate additional pressure on our margin.

2016 vs. 2015
Tax equivalent net interest income for 2016 was $40,882,000 compared to $33,700,000 for 2015, an increase of $7,182,000 or 21.3%. Total interest income increased $7,403,000, as loan interest income increased $6,950,000, while total investment income increased $453,000. Interest expense increased $221,000 from 2015.
Total tax equivalent interest income from investment securities increased $374,000 in 2016 from 2015. The average balance of investment securities increased $53.5 million, which had an effect of increasing interest income by $889,000 due to volume. The majority of the increase in volume was in taxable securities, which experienced an increase in the average balance of $51.7 million. The average tax-effected yield on our investment portfolio decreased from 2.69% in 2015 to 2.39% in 2016.  This had the effect of decreasing interest income by $515,000 due to rate, the majority of which was related to non-taxable securities whose yield decreased from 4.88% in 2015 to 4.51% in 2016. The primary driver of the increase in the average balance of investments securities was attributable to the FNB acquisition.  The decrease in yield was also attributable to the acquisition of FNB, as the securities acquired had a lower yield than our existing portfolio.  Due to the amount of liquidity obtained as part of the FNB acquisition, during the first part of 2016 purchases made included US agency securities, mortgage backed securities, and high coupon municipal bonds.  During the second half of 2016, we chose to fund a portion of our loan growth from the cash flows from the investment portfolio, which were not reinvested in the bond market.

In total, loan interest income increased $6,950,000 in 2016 from 2015.  The average balance of the loan portfolio increased by $147.9 million in 2016 compared to 2015, which resulted in an increase in interest income of $7,416,000 due to volume.  Offsetting this was a decrease in average yield on total loans from 5.24% in 2015 to 5.13% in 2016 resulting in a decrease in interest income of $466,000 due to rate. The increase in the average balance of loans was driven by the FNB acquisition as well as loan growth in our central and south central Pennsylvania markets as a result of lending teams hired in 2016.
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

•
Interest income on commercial loans increased $3,194,000 from 2015 to 2016.  The increase in the average balance of commercial loans of $54.0 million is primarily attributable to the acquisition of FNB. The increase in the average balance of these loans resulted in an increase in interest income due to volume of $2,875,000.  The average rate on commercial loans increased 13 basis points to 5.34% in 2016, resulting in an increase in income of $319,000.

•
Interest income on agricultural loans increased $2,049,000 from 2015 to 2016.  The increase in the average balance of agricultural loans of $47.5 million is primarily attributable to the additional lenders hired in 2016 to serve the central and south central markets. The increase in the average balance of these loans resulted in an increase in interest income due to volume of $2,252,000.  The average yield on agricultural loans decreased from 5.31% in 2015 to 4.79% in 2016 resulting in a decrease in interest income due to rate of $203,000.

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
The average interest rate paid on interest bearing liabilities decreased from 0.66% in 2015 to 0.55% in 2016, which resulted in a decrease in interest expense of $584,000 during 2016. The low interest rate environment had the effect of decreasing our rates on certificate of deposit products. The average rate on certificates of deposit decreased from 1.07% to 0.97% resulting in a decrease in interest expense of $385,000. The average rate paid on other borrowed funds decreased from 1.93% to 1.69% resulting in a decrease in interest expense of $69,000. Decreases in rates paid on NOW accounts, savings accounts and money market accounts were less than 5 basis points, and resulted in a cumulative decrease in interest expense of $130,000.

Our net interest margin for 2016 was 3.68% compared to 3.76% for 2015.

PROVISION FOR LOAN LOSSES
For the year ended December 31, 2017, we recorded a provision for loan losses of $2,540,000. The provision for 2017 was $1,020,000, or 67.1%, higher than the provision in 2016. The increase in the provision for loan losses was primarily the result of the organic loan growth experienced in 2017. (see also "Financial Condition – Allowance for Loan Losses and Credit Quality Risk").
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
NON-INTEREST INCOME
The following table reflects non-interest income by major category for the periods ended December 31 (dollars in thousands):
NON-INTEREST INCOME

	2017	2016	2015
Service charges	$4,456	$4,461	$4,126
Trust	755	693	673
Brokerage and insurance	635	766	720
Investment securities gains, net	1,035	255	429
Gains on loans sold	578	449	404
Earnings on bank owned life insurance	660	688	628
Other	537	587	443
Total	$8,656	$7,899	$7,423

	2017/2016		2016/2015
	Change		Change
	Amount	%	Amount	%
Service charges	$(5)	(0.1)	$335	8.1
Trust	62	8.9	20	3.0
Brokerage and insurance	(131)	(17.1)	46	6.4
Investment securities gains, net	780	305.9	(174)	(40.6)
Gains on loans sold	129	28.7	45	11.1
Earnings on bank owned life insurance	(28)	(4.1)	60	9.6
Other	(50)	(8.5)	144	32.5
Total	$757	9.6	$476	6.4

2017 vs. 2016
Non-interest income increased $757,000 in 2017 from 2016, or 9.6%.  We recorded investment securities gains totaling $1,035,000 compared with net gains of $255,000 in 2016. During 2017, we sold 24 agency securities for a net loss of $147,183 to fund loan growth and to restructure the investment portfolio for future rate increases. We also sold one Agency MBS security for a gain of $20,000. Finally, in anticipation of the adoption of accounting standard ASU 2016-01, the Company chose to sell a significant portion of its equity securities portfolio that resulted in a gain of $1,149,000. We also sold several interest bearing time deposits during 2017 for a gain of $13,000. During 2016, we sold two US treasury securities and one agency security for gains totaling $27,000 and $48,000, respectively, as a result of interest rates at the time of the sale. We sold four municipal securities for gains totaling $80,000. We also sold 7 agency securities for a gain of $2,000 and 6 corporate securities for a loss of $35,000 to fund loan growth that occurred in the fourth quarter. Finally, we sold portions of three of the equity security positions as a result of their rise in price subsequent to the presidential election for a total gain of $133,000.

Gains on loans sold increased $129,000 compared to last year. During 2017, the Bank generated $25.1 million of residential mortgage loan sale proceeds, which was $3.6 million, or 16.8% more than the proceeds received in 2016. We also sold the credit card portfolio for $1.0 million in 2017 generating a gain on the sale of approximately $39,000.
The decrease in brokerage revenues is due to the loss of service of two employees early in 2017, whose positions remained unfilled for a portion of the year. The increase in trust revenues was due to settling several estates in 2017.
2016 vs. 2015
Non-interest income increased $476,000 in 2016 from 2015, or 6.4%.  We recorded investment securities gains totaling $255,000 compared with net gains of $429,000 in 2015. During 2016, we sold two US treasury securities and one agency security for gains totaling $27,000 and $48,000, respectively, as a result of interest rates at the time of the sale. We sold four municipal securities for gains totaling $80,000. We also sold 7 agency securities for a gain of $2,000 and 6 corporate securities for a loss of $35,000 to fund loan growth that occurred in the fourth quarter. Finally, we sold portions of three of the equity security positions as a result of their rise in price subsequent to the presidential election for a total gain of $133,000. During 2015, we sold five agency securities for gains totaling $196,000, five mortgage backed securities in government sponsored entities for gains totaling $69,000, seven municipal bonds for gains totaling $99,000, a financial institution equity holding for a gain of $76,000 and a US Treasury note for a loss of $11,000. Subsequent to the acquisition in 2015, we sold seven agency securities and three mortgage backed securities, as a result of their risk profile in a rising interest rate environment. These securities were sold upon the acquisition close and as a result no gains or losses were recorded on the sale.
Gains on loans sold increased $45,000 in 2016 compared to 2015, which is the result of the additional market areas obtained as part of the FNB acquisition. During 2016, the Bank generated $21.5 million of loan sale proceeds, which was $2.2 million, or 11.5% more than the proceeds received in 2015.
Service charge income increased by $335,000 in 2016 compared to 2015. The Company experienced a $33,000 increase in fees charged to customers for insufficient funds. ATM income increased $32,000 in 2016 compared to 2015 and interchange revenue increased $272,000. The increases were the result of the additional customers obtained as part of the FNB acquisition.
The increase in earnings on bank owned life insurance of $60,000 is primarily due to the additional insurance obtained as part of the FNB acquisition. The increase in other income is attributable to the FNB acquisition and includes increases in safe deposit rents and loan servicing fees.
Non-interest Expenses
The following tables reflect the breakdown of non-interest expense by major category for the periods ended December 31 (dollars in thousands):

	2017	2016	2015
Salaries and employee benefits	$17,456	$16,410	$12,504
Occupancy	1,988	1,900	1,424
Furniture and equipment	603	644	506
Professional fees	1,039	1,094	846
FDIC insurance	385	572	464
Pennsylvania shares tax	705	690	713
Amortization of intangibles	297	327	-
Merger and acquisition	165	-	1,103
ORE expenses	655	389	969
Other	6,021	6,645	4,900
Total	$29,314	$28,671	$23,429

	2017/2016 Change		2016/2015 Change
	Amount	%	Amount	%
Salaries and employee benefits	$1,046	6.4	$3,906	31.2
Occupancy	88	4.6	476	33.4
Furniture and equipment	(41)	(6.4)	138	27.3
Professional fees	(55)	5.7	248	29.3
FDIC insurance	(187)	(32.7)	108	23.3
Pennsylvania shares tax	15	2.2	(23)	(3.2)
Amortization of intangibles	(30)	(9.2)	327	-
Merger and acquisition	165	N/A	(1,103)	(100.0)
ORE expenses	266	68.4	(580)	(59.9)
Other	(624)	(9.4)	1,745	35.6
Total	$643	2.2	$5,242	22.4

2017 vs. 2016
Non-interest expenses for 2017 totaled $29,314,000, which represents an increase of $643,000, compared to 2016 expenses of $28,671,000. The primary cause of the total increase was salaries and benefits. Salary and benefit costs increased $1,046,000.  Base salaries and related payroll taxes increased $902,000 as a result of 2017 merit increases and staffing mix changes. Full time equivalent staffing was 253 and 252 employees for 2017 and 2016, respectively. Retirement and profit sharing expenses increased $235,000 compared to 2016, also as a result of a change in the employee mix and increased profitability.
The increase in ORE expenses is the result of a non-accrual loan paying off in the third quarter of 2016, which resulted in the reimbursement of $240,000 in 2016 of previously paid real estate taxes and legal fees. The decrease in FDIC insurances expense is due to a lower assessment charged by the FDIC. The increase in merger and acquisition expenses is due to the acquisition of the State College branch in 2017.  The largest driver of the decrease in other expenses is a decrease of $377,000 in charge-offs related to fraudulent charges on our customers debit cards.
2016 vs. 2015
Non-interest expenses for 2016 totaled $28,671,000, which represents an increase of $5,242,000, compared to 2015 expenses of $23,429,000. The primary cause of the total increase was the acquisition of FNB and the retained employees and branches and the hiring of the lending teams in 2016. Salary and benefit costs increased $3,906,000.  Base salaries and related payroll taxes increased $2,848,000. Full time equivalent staffing was 252 and 195 employees for 2016 and 2015, respectively. Health insurance related expenses increased $615,000 from 2015 due to increased claims experience in 2016 from the additional headcount due to the acquisition and hiring of lending teams. Retirement and profit sharing expenses increased $286,000 compared to 2015, also as a result of the increased headcount.
The increases in occupancy and furniture and equipment in 2016 was primarily related to the acquisition and the acquired branches as well as the opening of the office in Mount Joy, Pennsylvania and the limited branch office in Winfield, Pennsylvania. The increase in professional fees was associated with legal fees, as the Company look exited certain contracts and closed a branch in 2016, and consulting fees associated with system upgrades, including the issuance of new debit cards in the third quarter of 2016.

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
The largest driver of the increase in other expenses for 2016 was a general expense increase as part of the FNB acquisition. These included additional advertising, phone and data communication, supplies and printing expenses. A second factor was an increase of $200,000 in contributions associated with the Pennsylvania educational improvement tax credit program. Also, we experienced an increase of $240,000 in charge-offs related to fraudulent charges on our customers debit cards.
Provision for Income Taxes
The provision for income taxes was $6,031,000, $3,034,000 and $2,721,000 for 2017, 2016 and 2015, respectively. The effective tax rates for 2017, 2016 and 2015 were 31.7%, 19.4% and 19.0%, respectively.
The increase in income tax expense of $2,997,000 in 2017 has two primary drivers. The first was the increase of $3,384,000 in income before the provision for income taxes, which accounts for an increase in tax expense of $1,151,000 at a 34% tax rate. The second driver was a $1,531,000 increase in tax expense due to the Tax Cuts and Jobs Act, enacted on December 22, 2017, which lowered the federal corporate income tax rate from 35% to 21% effective January 1, 2018.  As a result of the lowered tax rate, the carrying value of the Company's net deferred tax asset was reduced by $1,531,000, which was charged to income tax expense. The remaining increase was due to a lower amount of tax exempt income in 2017 and a reduction in tax credits due to one expiring in December of 2016.
Income before the provision for income taxes increased by $1,325,000 in 2016 compared to 2015. As the result of this increase, the provision for income taxes increased by $313,000 when compared to 2015.
We are involved in four limited partnership agreements that established low-income housing projects in our market area. During 2017, we recognized tax credits related to one of the four partnerships and in 2016 and 2015, we recognized tax credits related to two of the four partnerships.  Tax credits associated with one project became fully utilized in December 2016. The tax credits for the other two projects were fully utilized by December 31, 2012. We anticipate recognizing an aggregate of $705,000 of tax credits over the next five years.
FINANCIAL CONDITION
The following table presents ending balances (dollars in millions), the dollar amount of change and the percentage change during the past two years:
	2017		%	2016		%	2015
	Balance	Increase	Change	Balance	Increase	Change	Balance
Total assets	$1,361.9	$138.9	11.4	$1,223.0	$60.0	5.2	$1,163.0
Total investments	254.8	(59.2)	(18.9)	314.0	(45.7)	(12.7)	359.7
Total loans, net	989.3	198.6	25.1	790.7	102.8	14.9	687.9
Total deposits	1,104.9	99.4	9.9	1,005.5	17.5	1.8	988.0
Total borrowings	114.7	35.0	43.9	79.7	38.1	91.6	41.6
Total stockholders' equity	129.0	5.7	4.6	123.3	3.5	2.9	119.8

Cash and Cash Equivalents
Cash and cash equivalents totaled $18.5 million at December 31, 2017 compared to $17.8 million at December 31, 2016. Management actively measures and evaluates its liquidity through our Asset – Liability committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.
Investments
The following table shows the year-end composition of the investment portfolio for the five years ended December 31 (dollars in thousands):
	2017	% of	2016	% of	2015	% of	2014	% of	2013	% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Available-for-sale:
U. S. agency securities	$98,887	38.8	$170,414	54.3	$199,591	55.5	$150,885	49.3	$152,189	48.0
U.S. treasuries	28,604	11.2	3,000	0.9	10,082	2.8	4,849	1.6	11,309	3.6
Obligations of state & political
subdivisions	79,090	31.0	96,926	30.9	102,863	28.6	105,036	34.3	95,005	29.9
Corporate obligations	3,083	1.2	3,050	1.0	14,565	4.0	13,958	4.6	16,802	5.3
Mortgage-backed securities	45,027	17.7	37,728	12.0	30,204	8.4	29,728	9.6	40,671	12.8
Equity securities	91	0.1	2,899	0.9	2,432	0.7	1,690	0.6	1,325	0.4
Total	$254,782	100.0	$314,017	100.0	$359,737	100.0	$306,146	100.0	$317,301	100.0

2017
The Company's investment portfolio decreased by $59.2 million, or 18.9%, during the past year primarily due to investment cash flows being utilized to fund loan growth in 2017. During 2017, we purchased $28.8 million of U.S. Treasury securities, $6.1 million of U.S. agencies, $15.7 million of mortgage backed securities, $3.4 million of state and local obligations and $100,000 of equity securities in financial corporations, which helped to offset the $7.5 million of principal repayments and $52.6 million of calls and maturities that occurred during the year. We also sold $50.4 million of bonds and equities at a net gain of $1,022,000. The market value of our investment portfolio decreased approximately $2.3 million in 2017 due to interest rate fluctuations and sales of securities during 2017. Excluding our short term investments consisting of monies held primarily at the Federal Reserve, the effective yield on our investment portfolio for 2017 was 2.52% compared to 2.39% for 2016 on a tax equivalent basis.
During 2017, rates on the short end of the Treasury yield curve increased as a result of the increase in the federal funds rate and the potential for additional future increases in the federal funds rate. This resulted in a flattening of the yield curve. The investment strategy in 2017 was to utilize cashflows from the investment portfolio to fund the strong loan growth the Company has experienced, while maintaining a portfolio sufficient to support our various pledging requirements for deposits, borrowings and liquidity. Investment purchases have been focused on securities with short fixed maturities for treasury and agency securities and short repricing windows for asset backed securities. We have also focused our purchases on securities with lower risk weightings due to the loan growth experienced that carries a higher risk weight for capital adequacy purposes. We continually monitor interest rate trading ranges and try to focus purchases to times when rates are in the top third of the trading range. The Bank believes its investment strategy has appropriately mitigated its interest rate risk exposure if rates continue to rise while providing sufficient cashflows to fund loan growth expected as a result of the loan growth initiatives.
At December 31, 2017, the Company did not own any securities, other than government-sponsored and government-guaranteed mortgage-backed securities, that had an aggregate book value in excess of 10% of its stockholders' equity at that date.

The expected principal repayments at amortized cost and average weighted yields for the investment portfolio (excluding equity securities) as of December 31, 2017, are shown below (dollars in thousands). Expected principal repayments, which include prepayment speed assumptions for mortgage-backed securities, are significantly different than the contractual maturities detailed in Note 3 of the consolidated financial statements. Yields on tax-exempt securities are presented on a fully taxable equivalent basis, assuming a 34% tax rate, which was the rate in effect at December 31, 2017.
			After One Year		After Five Years
	One Year or Less		to Five years		to Ten Years		After Ten Years		Total
	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield
	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%
Available-for-sale securities:
U.S. agency securities	$33,502	1.2	$65,952	1.7	$-	-	$-	-	$99,454	1.5
U.S. treasuries	-	-	28,782	2.0	-	-	-	-	28,782	2.0
Obligations of state & political
subdivisions	16,194	3.2	50,126	2.6	9,167	3.0	2,922	4.2	78,409	2.8
Corporate obligations	-	-	-	-	3,000	5.8	-	-	3,000	5.8
Mortgage-backed securities	16,643	1.7	18,289	1.9	10,089	2.2	364	2.7	45,385	1.9
Total available-for-sale	$66,339	1.8	$163,149	1.7	$22,256	3.0	$3,286	4.0	$255,030	2.1
At December 31, 2017, approximately 90.0% of the amortized cost of debt securities is expected to mature, call or pre-pay within five years or less.  The Company expects that earnings from operations, the levels of cash held at the Federal Reserve and other correspondent banks, the high liquidity level of the available-for-sale securities, growth of deposits and the availability of borrowings from the Federal Home Loan Bank and other third party banks will be sufficient to meet future liquidity needs.

2016
The Company's investment portfolio decreased by $45.7 million, or 12.7%, during 2016 primarily due to investment cash flows being utilized to fund loan growth in 2016. During 2016, we purchased $28.6 million of U.S. agencies, $14.2 million of mortgage backed securities, $9.8 million of state and local obligations and $3.0 million of corporate obligations, which helped to offset the $6.1 million of principal repayments and $61.7 million of calls and maturities that occurred during the year. We also sold $30.1 million of bonds and equities at a net gain of $255,000. The market value of our investment portfolio decreased approximately $1.3 million in 2016 due to interest rate fluctuations. Excluding our short term investments consisting of monies held primarily at the Federal Reserve, the effective yield on our investment portfolio for 2016 was 2.39% compared to 2.69% for 2015 on a tax equivalent basis.
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
Loans
The Bank's lending efforts have historically focused on north central Pennsylvania and southern New York. With the acquisition of FNB and the opening of offices in Lancaster County, this focus has grown to include Lebanon, Schuylkill, Berks and Lancaster County markets of south central, Pennsylvania. In 2016, we opened a limited branch office in Union County that is staffed by a lending team to primarily support agricultural opportunities in central Pennsylvania. We also opened a full service branch in Mount Joy, Pennsylvania in 2016. In December 2017, we completed a branch acquisition in State College, which  provides us with opportunities in Centre County, Pennsylvania. We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships that our lending teams have with their customers, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank's website.  The Bank offers a variety of loans, although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  As of December 31, 2017, approximately 77.5% of our loan portfolio consisted of real estate loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors.

The Bank primarily offers fixed rate residential mortgage loans with terms of up to 25 years and adjustable rate mortgage loans (with amortization schedules up to 30 years) with interest rates and payments that adjust based on one, three, and five year fixed periods.  Loan to value ratios are usually 80% or less with exceptions for individuals with excellent credit and low debt to income and/or high net worth. Adjustable rate mortgages are tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate.  Home equity loans are written with terms of up to 15 years at fixed rates.  Home equity lines of credit are variable rate loans tied to the Prime Rate generally with a ten year draw period followed by a ten year repayment period. Home equity loans are typically written with a maximum 80% loan to value.
Commercial real estate loan terms are generally 20 years or less, with one to five year adjustable interest rates.  The adjustable rates are typically tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate with a maximum loan to value ratio of 80%. Where feasible, the Bank participates in the United States Department of Agriculture's (USDA) and Small Business Administration (SBA) guaranteed loan programs to offset risk and to further promote economic growth in our market area.  During 2017, we originated $7.5 million in USDA and SBA guaranteed commercial real estate loans.
Agriculture is an important industry throughout our market areas. Therefore, the Bank has not only developed an agriculture lending team with significant experience that has a thorough understanding of this industry, but also hired two additional agricultural lending teams in 2016. We've also developed an agricultural policy to assist in underwriting agricultural loans.  Agricultural loans are made to a diversified customer base that include dairy, swine and poultry farmers and their support businesses.  Agricultural loans focus on character, cash flow and collateral, while also taking into account the particular risks of the industry.  Loan terms are generally 20 years or less, with one to five year adjustable interest rates.  The adjustable rates are typically tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate with a maximum loan to value of 80%. The Bank is a preferred lender under the USDA's Farm Service Agency (FSA) and participates in the FSA guaranteed loan program.
The Bank, as part of its commitment to the communities it serves, is an active lender for projects by our local municipalities and school districts. These loans range from short term bridge financing to 20 year term loans for specific projects. These loans are typically written at rates that adjust at least every five years. Due to the size of certain municipal loans, we have developed participation lending relationships with other community banks that allow us to meet regulatory compliance issues, while meeting the needs of the customer. At December 31, 2017, the aggregate balance of our participation loans, in which a portion was sold to other lender's totaled $50.4 million.
Activity associated with exploration for natural gas remained limited in 2017 due to the low price of natural gas produced in our area. There was an increase in pipeline installations in 2017, which may lead to increased exploration in the future. While the Bank has loaned to companies that service the exploration activities, the Bank did not originate any loans to companies performing the actual drilling and exploration activities. Loans made by the Company were to service industry customers which included trucking companies, stone quarries and other support businesses. We also originated loans to businesses and individuals for restaurants, hotels and apartment rentals that were developed and expanded to meet the housing and living needs of the gas workers. Due to our understanding of the industry and its cyclical nature, the loans made for natural gas-related activities were originated in a prudent and cautious manner and were subject to specific policies and procedures for lending to these entities, which included lower loan to value thresholds, shortened amortization periods, and expansion of our monitoring of loan concentrations associated with this activity.

The following table shows the year-end composition of the loan portfolio for the five years ended December 31 (dollars in thousands):
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate:
Residential	$214,479	21.4	$207,423	25.9	$203,407	29.3	$185,438	33.5	$187,101	34.6
Commercial	308,084	30.8	252,577	31.6	237,542	34.2	190,945	34.5	193,087	35.7
Agricultural	239,957	24.0	123,624	15.5	57,822	8.3	24,639	4.4	22,001	4.1
Construction	13,502	1.3	25,441	3.2	15,011	2.2	6,353	1.1	8,937	1.7
Consumer	9,944	1.0	11,005	1.4	11,543	1.7	8,497	1.5	9,563	1.7
Other commercial loans	72,013	7.2	58,639	7.3	57,549	8.2	47,451	8.6	44,488	8.2
Other agricultural loans	37,809	3.8	23,388	2.9	13,657	2.0	11,065	2.0	9,541	1.8
State & political subdivision loans	104,737	10.5	97,514	12.2	98,500	14.1	79,717	14.4	65,894	12.2
Total loans	1,000,525	100.0	799,611	100.0	695,031	100.0	554,105	100.0	540,612	100.0
Less allowance for loan losses	11,190		8,886		7,106		6,815		7,098
Net loans	$989,335		$790,725		$687,925		$547,290		$533,514

	2017/2016	2016/2015
	Change		Change
	Amount	%	Amount	%
Real estate:
Residential	$7,056	3.4	$4,016	2.0
Commercial	55,507	22.0	15,035	6.3
Agricultural	116,333	94.1	65,802	113.8
Construction	(11,939)	(46.9)	10,430	69.5
Consumer	(1,061)	(9.6)	(538)	(4.7)
Other commercial loans	13,374	22.8	1,090	1.9
Other agricultural loans	14,421	61.7	9,731	71.3
State & political subdivision loans	7,223	7.4	(986)	(1.0)
Total loans	$200,914	25.1	$104,580	15.0

2017
Total loans grew $200.9 million in 2017 from $799.6 million at the end of 2016 to $1.0 billion at the end of 2017. In December 2017, the Company completed the acquisition of a branch in State College, Pennsylvania, which included loans totaling $39.8 million. During 2017, excluding the branch acquisition, the Company experienced growth in agricultural real estate loans of $116.3 million, commercial real estate loans of $35.7 million, other agricultural loans of $14.4 million, other commercial loans of $7.5 million and state and political subdivision loans of $4.5 million. A portion of the increases in agricultural real estate and commercial real estate was due to transfers from construction, which decreased $12.3 million, excluding the impact of the State College branch acquisition. The growth in agricultural and commercial loan categories was primarily in our southcentral and central Pennsylvania markets and is a result of entering the south central and central Pennsylvania markets as a result of the FNB acquisition and the hiring of additional agricultural and commercial lenders.
Excluding the State College branch acquisition, residential real estate loans decreased $3.7 million. Demand for non-conforming loans remains limited and was highly competitive, especially in the north central Pennsylvania market. During 2017, $24.3 million of residential real estate loans were originated for sale on the secondary market, which compares to $22.2 million for 2016.  For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.

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

The following table shows the maturity of commercial business and agricultural, state and political subdivision loans,  commercial real estate loans, and construction loans as of December 31, 2017, classified according to the sensitivity to changes in interest rates within various time intervals (in thousands).  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Commercial,
	municipal,	Real estate
	agricultural	construction	Total
Maturity of loans:
One year or less	$23,115	$1,062	$24,177
Over one year through five years	79,769	124	79,893
Over five years	659,716	12,316	672,032
Total	$762,600	$13,502	$776,102
Sensitivity of loans to changes in interest
rates - loans due after December 31, 2018:
Predetermined interest rate	$107,942	$861	$108,803
Floating or adjustable interest rate	631,543	11,579	643,122
Total	$739,485	$12,440	$751,925
Allowance for Loan Losses and Credit Quality Risk
The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the change in the allowance for loan losses and a summary of our non-performing assets for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. All non-accruing troubled debt restructurings (TDRs) are also included the non-accruing loans totals.

	December 31,
	2017	2016	2015	2014	2013
Balance
at beginning of period	$8,886	$7,106	$6,815	$7,098	$6,784
Charge-offs:
Real estate:
Residential	107	85	66	97	17
Commercial	41	100	84	516	62
Agricultural	30	-	-	-	-
Consumer	130	100	47	47	54
Other commercial loans	-	55	41	250	1
Other agricultural loans	5	-	-	-	-
Total loans charged-off	313	340	238	910	134
Recoveries:
Real estate:
Residential	-	-	-	-	5
Commercial	11	479	14	15	5
Agricultural	-	-	-	-	-
Consumer	49	88	33	27	33
Other commercial loans	16	33	2	-	-
Other agricultural loans	1	-	-	-	-
Total loans recovered	77	600	49	42	43

Net loans charged-off (recovered)	236	(260)	189	868	91
Provision charged to expense	2,540	1,520	480	585	405
Balance at end of year	$11,190	$8,886	$7,106	$6,815	$7,098

Loans outstanding at end of period	$1,000,525	$799,611	$695,031	$554,105	$540,612
Average loans outstanding, net	$883,355	$725,881	$577,992	$540,541	$516,748
Non-performing assets:
Non-accruing loans	$10,171	$11,454	$6,531	$6,599	$8,097
Accrual loans - 90 days or more past due	555	405	623	836	697
Total non-performing loans	$10,726	$11,859	$7,154	$7,435	$8,794
Foreclosed assets held for sale	1,119	1,036	1,354	1,792	1,360
Total non-performing assets	$11,845	$12,895	$8,508	$9,227	$10,154

Troubled debt restructurings (TDR)
Non-accruing TDRs	$6,798	$6,758	$3,397	$3,654	$4,701
Accrual TDRs	13,056	6,095	2,243	2,502	2,510
Total troubled debt restructurings	$19,854	$12,853	$5,640	$6,156	$7,211
Net charge-offs (recoveries) to average loans	0.03%	(0.04%)	0.03%	0.16%	0.02%
Allowance to total loans	1.12%	1.11%	1.02%	1.23%	1.31%
Allowance to total non-performing loans	104.33%	74.93%	99.33%	91.66%	80.71%
Non-performing loans as a percent of loans
net of unearned income	1.07%	1.48%	1.03%	1.34%	1.63%
Non-performing assets as a percent of loans
net of unearned income	1.18%	1.61%	1.22%	1.67%	1.88%

The Company believes it utilizes a disciplined and thorough loan review process based upon its internal loan policy approved by the Company's Board of Directors.  The purpose of the review is to assess loan quality, analyze delinquencies, identify problem loans, evaluate potential charge-offs and recoveries, and assess general overall economic conditions in the markets served.  An external independent loan review is performed on our commercial portfolio semi-annually for the Company.  The external consultant is engaged to 1) review a minimum of 50% (55% for loans between 2016 and 2013 and 60% of loans prior to 2013) of the dollar volume of the commercial loan portfolio on an annual basis, 2) new loans originated for over $1.0 million in the last year, 3) a majority of borrowers with commitments greater than or equal to $1.0 million,  4) review selected loan relationships over $750,000 which are over 30 days past due, or classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate. As part of this review, our underwriting process and loan grading system is evaluated.
Management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate as of December 31, 2017.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank's allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.
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

See also "Note 4 – Loans and Related Allowance for Loan Losses" to the consolidated financial statements.
The allowance for loan losses was $11,190,000 or 1.12% of total loans as of December 31, 2017 as compared to $8,886,000 or 1.11% of loans as of December 31, 2016.  The $2,304,000 increase is a result of a $2,540,000 provision for loan losses less net charge-offs of $236,000. The decrease as a percent of loans for 2017, 2016 and 2015 when compared to 2014 and 2013 is attributable to the increase in loans as part of the acquisition of FNB and the State College branch acquisition and the associated purchase accounting adjustments that were applied to the acquired loan portfolios. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of December 31:
	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$1,049	21.4	$1,064	25.9	$905	29.3	$878	33.5	$946	34.6
Commercial	3,867	30.8	3,589	31.6	3,376	34.2	3,419	34.5	3,983	35.7
Agricultural	3,143	24.0	1,494	15.5	409	8.3	451	4.4	575	4.1
Construction	23	1.3	47	3.2	24	2.2	26	1.1	50	1.7
Consumer	124	1.0	122	1.4	102	1.7	84	1.5	105	1.7
Other commercial loans	1,272	7.2	1,327	7.3	1,183	8.2	1,007	8.6	686	8.2
Other agricultural loans	492	3.8	312	2.9	122	2.0	217	2.0	256	1.8
State & political subdivision loans	816	10.5	833	12.2	593	14.1	545	14.4	330	12.2
Unallocated	404	N/A	98	N/A	392	N/A	188	N/A	167	N/A
Total allowance for loan losses	$11,190	100.0	$8,886	100.0	$7,106	100.0	$6,815	100.0	$7,098	100.0
As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank's allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate loans total 54.8% of the loan portfolio, 62.7% of the allowance is assigned to these portions of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions. Residential real estate loans comprise 21.4% of the loan portfolio as of December 31, 2017 and 9.37% of the allowance is assigned to this segment as generally there are less inherent risks then commercial and agricultural loans.
The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2016 to December 31, 2017 in non-performing loans (dollars in thousands).  Non-performing loans include those loans that are contractually past due 90 days or more and non-accrual loans.  Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.
	December 31, 2017				December 31, 2016
	30 - 89 Days	Non-Performing Loans			30 - 89 Days	Non-Performing Loans
	Past Due	90 Days Past	Non-	Total Non-	Past Due	90 Days Past	Non-	Total Non-
	Accruing	Due Accruing	accrual	Performing	Accruing	Due Accruing	accrual	Performing
Real estate:
Residential	$1,550	$218	$1,386	$1,604	$1,010	$333	$1,570	$1,903
Commercial	1,519	162	5,192	5,354	1,703	-	4,445	4,445
Agricultural	242	30	175	205	-	-	1,340	1,340
Construction	-	-	133	133	-	-	-	-
Consumer	86	7	42	49	131	67	42	109
Other commercial loans	50	32	2,637	2,669	78	-	4,057	4,057
Other agricultural loans	42	106	606	712	77	5	-	5
Total nonperforming loans	$3,489	$555	$10,171	$10,726	$2,999	$405	$11,454	$11,859

	Change in Non-Performing Loans
	2017 / 2016
	Amount	%
Real estate:
Residential	$(299)	(15.7)
Commercial	909	20.4
Agricultural	(1,135)	(84.7)
Construction	133	-
Consumer	(60)	(55.0)
Other commercial loans	(1,388)	(34.2)
Other agricultural loans	707	14,140.0
Total nonperforming loans	$(1,133)	(9.6)
The following table shows the distribution of non-performing loans by loan category (dollars in thousands) for the past five years as of December 31:
	Non-Performing Loans
	2017	2016	2015	2014	2013
Real estate:
Residential	$1,604	$1,903	$1,402	$1,174	$1,037
Commercial	5,354	4,445	4,482	5,320	7,591
Agricultural	205	1,340	34	-	-
Construction	133	-	-	-	-
Consumer	49	109	64	53	16
Other commercial loans	2,669	4,057	1,172	888	150
Other agricultural loans	712	5	-	-	-
State & political subdivision loans	-	-	-	-	-
Total nonperforming loans	10,726	11,859	7,154	7,435	8,794
For the year ended December 31, 2017, we recorded a provision for loan losses of $2,540,000 which compares to $1,520,000 for the same period in 2016, an increase of $1,020,000. The increase is primarily attributable to the organic loan growth for 2017. Non-performing loans decreased $1,133,000 from December 31, 2016 to December 31, 2017 with the decrease being primarily related to one agricultural relationship that paid off in 2017. At December 31, 2017, approximately 63.3% of the Bank's non-performing loans are associated with the following three customer relationships:
•
A commercial loan relationship of $3.2 million, secured by undeveloped land, stone quarries and equipment, was on non-accrual status as of December 31, 2017. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer, who provides excavation services and stone for pad construction related to these activities. During 2017, the Company had the underlying collateral appraised. The appraisals indicated a decrease in collateral values compared to the appraisals ordered for the loan origination, however, the loan is still considered well secured on a loan to value basis. Management determined that no specific reserve was required as of December 31, 2017.

•
A commercial loan relationship of $2.7 million, secured by residential rental properties, was on non-accrual status as of December 31, 2017. In the first quarter of 2011, the Company and borrower entered into a forbearance agreement to restructure the debt. In July of 2013, the customer filed for bankruptcy under Chapter 11 and a Trustee was appointed in January of 2014. In 2015, the Trustee decreased the loan payments below what was agreed to in the forbearance agreement. This decrease is currently being litigated in bankruptcy court. As a result of the decrease, the relationship has become more than 90 days past due. During 2016, the Company appraised the underlying collateral. The appraisals indicated a slight decrease in collateral values compared to the appraisals ordered for the loan origination, however, the loan is still considered well secured on a loan to value basis. We continue to monitor the bankruptcy proceedings to identify potential changes in the customer's operations and the impact these would have on the loan payments for our loans to the customer and the underlying collateral that supports these loans. As of December 31, 2017, there was no specific reserve for this relationship.

•
A commercial loan relationship of $902,000, secured by residential rental properties, was on non-accrual status as of December 31, 2017. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer, as he rented his properties to individuals working on the exploration activities. During 2017, the Company had the underlying collateral appraised. The appraisals indicated a decrease in collateral values compared to the appraisals ordered for the loan origination, however, the loan is still considered well secured on a loan to value basis. Management determined that no specific reserve was required as of December 31, 2017.

Management believes that the allowance for loan losses at December 31, 2017 was adequate at that date, which was based on the following factors:
•	Three loan relationships comprise 63.3% of the non-performing loan balance, whose debt is considered well collateralized as of December 31, 2017.
•
As seen on page 39, the Company has a history of low charge-offs, which continued in 2017 as the net charge-offs were .03% of average loans and only $236,000. In 2016, a net recovery was experienced as the result of recovering a loan that was partially charged off in 2014.

Bank Owned Life Insurance
The Company holds bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of December 31, 2017 and 2016, the cash surrender value of the life insurance was $26.9 million and $26.2 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations.  The amounts recorded as non-interest income totaled $660,000, $688,000 and $628,000 in 2017, 2016 and 2015, respectively.  The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers' credit ratings.
Effective January 1, 2015, the Company restructured its agreements so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under the restructured agreements, the employee's beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB, provide a fixed dollar benefit for the beneficiaries estate, which is dependent on several factors including whether the covered individual was a Director of FNB or an employee of FNB and their salary level. As of December 31, 2017 and 2016, included in other liabilities on the Consolidated Balance sheet is a liability of $578,000 and $569,000, respectively, for the obligation under the split-dollar benefit agreements.

Other Assets
2017
Other assets increased $1.2 million in 2017 to $14.7 million from $13.5 million in 2016. As a result of an increase in FHLB borrowings regulatory stock increased $1.5 million. The deferred tax asset decreased $1.3 million, primarily due to a change in the federal income tax rate to 21%. As a result of funding the pension plans, pension plan assets increased from $0 to $717,000.
2016
Other assets increased $1.4 million in 2016 to $13.5 million from $12.1 million in 2015. Due to the increase in FHLB borrowings, regulatory stock increased $1.8 million.

Deposits
The following table shows the breakdown of deposits by deposit type (dollars in thousands) at December 31:
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Non-interest-bearing deposits	$171,840	15.6	$147,425	14.7	$150,960	15.3
NOW accounts	337,307	30.5	305,862	30.4	279,655	28.3
Savings deposits	184,057	16.7	170,722	17.0	170,277	17.2
Money market deposit accounts	145,287	13.1	116,880	11.6	105,229	10.7
Certificates of deposit	266,452	24.1	264,614	26.3	281,910	28.5
Total	$1,104,943	100.0	$1,005,503	100.0	$988,031	100.0

	2017/2016		2016/2015
	Change		Change
	Amount	%	Amount	%
Non-interest-bearing deposits	$24,415	16.6	$(3,535)	(2.3)
NOW accounts	31,445	10.3	26,207	9.4
Savings deposits	13,335	7.8	445	0.3
Money market deposit accounts	28,407	24.3	11,651	11.1
Certificates of deposit	1,838	0.7	(17,296)	(6.1)
Total	$99,440	9.9	$17,472	1.8

2017
Total deposits increased $99.4 million in 2017, or 9.9%. The State College branch acquisition accounted for $37.9 million of this growth, with the remaining $61.5 million being organic growth. Excluding the acquisition, growth was experienced across all product lines and customer types, with the exception of certificates of deposit (CD). Excluding the acquisition, non-interest bearing accounts increased $18.9 million in 2017.  As a percentage of total deposits, non-interest bearing deposits totaled 15.6% as of the end of 2017, which compares to 14.7% at the end of 2016. In order to manage our overall cost of funds, the Company continues to focus on adding low cost deposits by having several checking products available for retail customers as well as being the primary checking account for commercial customers who also have loans with the Company.
NOW accounts increased by $31.4 million and money market deposit accounts increased by $10.1 million, exclusive of the acquisition, since the end of 2016. The primary causes of the increase in NOW accounts and money market accounts was in state political organizations as we continue to gather deposits from our local municipalities and school districts. Due to the low interest rate environment, individuals moved money from certificates of deposit to savings accounts. Excluding the acquisition, savings accounts increased $12.6 million, CDs decreased $11.4 million. During 2017, the Company continued to pay historically low rates on certificates of deposits due to the interest rate environment. Certain customers who typically utilize certificate of deposits as a means of generating income or as a longer term investment option, were continuing to move funds into money market and savings accounts that still paid interest in order to maintain flexibility for potentially rising interest rates. The rates paid on certificates of deposit by the Company remain competitive with rates paid by our competition. With the increase in the fed funds rate during 2017, the Bank increased interest rates on both certificates of deposits and certain transactional deposit accounts.

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
NOW accounts increased by $26.2 million and money market deposit accounts increased by $11.7 million since the end of 2015.  The primary causes of the increase in NOW accounts and money market accounts was the resolution of the  Pennsylvania budget stalemate described previously and transfers from certificates of deposit. Certificates of deposits decreased in 2016 by $17.3 million. During 2016 the Company continued to pay historically low rates on CDs, which resulted in the Company's customers looking for other investment alternatives and liquidity.

Remaining maturities of certificates of deposit of $100,000 or more are as follows (dollars in thousands) at December 31:
	2017	2016	2015
3 months or less	$15,118	$13,402	$17,475
Over 3 months through 6 months	12,461	10,299	11,804
Over 6 months through 12 months	23,775	41,481	27,226
Over 12 months	82,572	59,324	69,875
Total	$133,926	$124,506	$126,380
As a percent of total
certificates of deposit	50.26%	47.05%	44.83%
Interest expense on certificates of deposit of $100,000 or more amounted to $1,504,000, $1,415,000 and $1,406,000 for the years ended December 31, 2017, 2016, and 2015, respectively.
Deposits by type of depositor are as follows (dollars in thousands) at December 31:
	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Individuals	$651,845	59.0	$624,030	62.0	$634,109	64.2
Businesses and other organizations	229,425	20.8	200,718	20.0	193,527	19.6
State & political subdivisions	223,673	20.2	180,755	18.0	160,395	16.2
Total	$1,104,943	100.0	$1,005,503	100.0	$988,031	100.0
Borrowed Funds
2017
Borrowed funds increased $35.0 million during 2017. The increase was associated with an increase of $36.3 million of short term borrowings from the FHLB, which was used to fund the organic loan growth experienced by the Bank in 2017. In addition, we experienced a $682,000 increase in repurchase agreements. Term loans totaled $14.5 million and $16.5 million as of December 31, 2017 and 2016, respectively. The change in term loans was due to a $2.0 million maturity in 2017 (see Note 9 of the consolidated financial statements for additional information).  Management continually monitors interest rates in order to minimize interest rate risk in future years and as part of this may extend some of the short term borrowings via term notes. Short term borrowings from the FHLB were $77.7 million as of December 21, 2017 compared to $41.3 million as of December 31, 2016.
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

Other Liabilities
2017
Other liabilities decreased $1.5 million during 2017, or 10.8%. The primary driver of the decrease was a decrease in pension liabilities due to contributions made to the plan in 2017.
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
Our Board of Directors determines our cash dividend rate after considering our capital requirements, current and projected net income, and other factors. In 2017 and 2016, the Company paid out 44.97% and 44.12% of net income in cash dividends, respectively.
As of December 31, 2017, the total number of common shares outstanding was 3,486,874. For comparative purposes, outstanding shares for prior periods were adjusted for the June 2017 stock dividend in computing earnings and cash dividends per share as detailed in Note 1 of the consolidated financial statements. During 2017, we purchased 17,990 shares of treasury stock at a weighted average cost of $54.40 per share. The Company awarded 4,482 shares of restricted stock to employees at a weighted average cost per share of $53.84 under an equity incentive plan. The Board of Directors was awarded 1,350 shares at a cost of $53.47 per share under equity incentive program.
There are currently four federal regulatory measures of capital adequacy. The Company's ratios meet the regulatory standards for well capitalized for 2017 and 2016, as detailed in Note 14 of the consolidated financial statements.
2017
Stockholders' equity increased 4.7% in 2017 to $129.0 million.  Excluding accumulated other comprehensive income, which is the after-tax effect of unrealized holding gains and losses on available-for-sale securities and additional pension obligation, stockholders' equity increased $7.7 million, or 6.2%. This increase is due to net income of $13,025,000, offset by net cash dividends of $5,177,000 and net treasury stock activity of $21,000. All of the Company's debt investment securities are classified as available-for-sale, making this portion of the Company's balance sheet more sensitive to the changing market value of investments. Accumulated other comprehensive income decreased $2,006,000 from December 31, 2016 as result of the decrease in the fair market value of the investment portfolio and the cumulative effect adjustment for the adoption of ASU 2018-02 - Income Statement-Reporting Comprehensive Income (Topic 220). Total stockholders' equity was approximately 9.47% of total assets as of December 31, 2017, compared to 10.08% of total assets as of December 31, 2016.
2016
Stockholders' equity increased 2.9% in 2016 to $123.3 million.  Excluding accumulated other comprehensive income, stockholders' equity increased $4.7 million, or 3.9%. This increase is due to net income of $12,638,000, offset by net cash dividends of $5,081,000 and net treasury stock activity of $2,391,000. Accumulated other comprehensive income decreased $1,156,000 from December 31, 2015 primarily as result of the decrease in the fair market value of the investment portfolio. Total stockholders' equity was approximately 10.08% of total assets as of December 31, 2016, compared to 10.30% of total assets as of December 31, 2015.

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
Capital expenditures in 2017 totaled $208,000, which included:
▪	Mail equipment totaling $73,000
▪	Compliance and other software totaling $25,000
▪	Computer and copier upgrades totaling $49,000

Capital expenditures in 2016 totaled $587,000, which included:
▪	ATM upgrades totaling $329,000
▪	Leasehold improvements to open the Mount Joy branch and the Winfield limited branch office totaling $137,000
▪	Computer and copier upgrades totaling $98,000
▪	Bank vehicle replacement of $17,000

These expenditures will support our initiatives and will create operating efficiencies, while providing quality customer service.
In addition to the Bank's cash balances, the Bank achieves additional liquidity primarily from its investment in the FHLB of Pittsburgh and the resulting borrowing capacity obtained through this investment, investments that mature in less than one year and expected principal repayments from mortgage backed securities.  The Bank has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $453.4 million, inclusive of any outstanding amounts, as a source of liquidity.  The Bank also has a federal funds line with a third party provider in the amount of $10.0 million as of December 31, 2017, which is unsecured and a borrower in custody agreement was established with the FRB in the amount of $4.4 million, which is collateralized by $14.6 million of municipal loans.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company's primary source of income is dividends received from the Bank.  The Bank may not declare a dividend without approval of the FRB, unless the dividend to be declared by the Bank's Board of Directors does not exceed the total of:  (i) the Bank's net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The FRB, the OCC, the PDB and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At December 31, 2017, the Company (unconsolidated basis) had liquid assets of $6.2 million.
CONTRACTUAL OBLIGATIONS
The Company has various financial obligations, including contractual obligations which may require cash payments. The following table presents as of December 31, 2017, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the obligations can be found in Notes 8, 9 and 16 to the Consolidated Financial Statements.
	One year	One to	Three to	Over Five
Contractual Obligations	or Less	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$838,491	$-	$-	$-	$838,491
Time deposits	107,591	107,586	45,260	6,015	266,452
FHLB Advances	77,650	-	-	-	77,650
Long-term borrowings - FHLB	1,000	2,000	11,525	-	14,525
Note Payable	7,500	-	-	-	7,500
Repurchase agreements	13,875	580	534	-	14,989
Operating leases	324	546	329	141	1,340
Total	$1,046,431	$110,712	$57,648	$6,156	$1,220,947
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
For the year ended December 31, 2017, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
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
At December 31, 2017, the Company had equity securities that represent only 0.1% of our investment portfolio, and therefore equity risk is not significant.
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
The following table shows the cumulative static gap (at amortized cost) for various time intervals (dollars in thousands):
Maturity or Re-pricing of Company Assets and Liabilities as of December 31, 2017
	Within	Four to	One to	Two to	Three to	Over
	Three	Twelve	Two	Three	Five	Five
	Months	Months	Years	Years	Years	Years	Total
Interest-earning assets:
Interest-bearing deposits at banks	$2,170	$744	$1,988	$350	$7,201	$-	$12,453
Investment securities	34,977	39,379	62,257	51,405	56,343	10,669	255,030
Residential mortgage loans	36,385	46,936	44,899	33,784	37,535	14,940	214,479
Construction loans	5,333	3,943	4,102	-	-	124	13,502
Commercial and farm loans	160,760	97,452	93,433	96,420	187,599	22,199	657,863
Loans to state & political subdivisions	11,311	34,050	5,885	8,596	6,856	38,039	104,737
Other loans	2,737	2,279	1,953	1,172	1,078	725	9,944
Total interest-earning assets	$253,673	$224,783	$214,517	$191,727	$296,612	$86,696	$1,268,008
Interest-bearing liabilities:
NOW accounts	$205,543	$-	$-	$-	$-	$131,764	$337,307
Savings accounts	-	-	-	-	-	184,057	184,057
Money Market accounts	128,863	-	-	-	-	16,424	145,287
Certificates of deposit	32,015	75,576	51,071	56,515	45,260	6,015	266,452
Short-term borrowing	91,525	-	-	-	-	-	91,525
Long-term borrowing	7,500	1,000	2,000	580	12,059	-	23,139
Total interest-bearing liabilities	$465,446	$76,576	$53,071	$57,095	$57,319	$338,260	$1,047,767
Excess interest-earning
assets (liabilities)	$(211,773)	$148,207	$161,446	$134,632	$239,293	$(251,564)
Cumulative interest-earning assets	$253,673	$478,456	$692,973	$884,700	$1,181,312	$1,268,008
Cumulative interest-bearing liabilities	$465,446	$542,022	$595,093	$652,188	$709,507	$1,047,767
Cumulative gap	$(211,773)	$(63,566)	$97,880	$232,512	$471,805	$220,241
Cumulative interest rate
sensitivity ratio (1)	0.55	0.88	1.16	1.36	1.66	1.21

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

The Bank currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Bank's risk exposure.  In this analysis, the Bank examines the results of movements in interest rates with additional assumptions made concerning the timing of interest rate changes, prepayment speeds on mortgage loans and mortgage securities and deposit pricing movements.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of December 31, 2017 (dollars in thousands):
		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-100 Shock	$44,485	$(966)	(2.13)
Base	45,451
+100 Shock	44,231	(1,220)	(2.68)
+200 Shock	42,872	(2,579)	(5.67)
+300 Shock	41,446	(4,005)	(8.81)
+400 Shock	39,969	(5,482)	(12.06)
The model makes estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage backed securities, call activity of other investment securities, and deposit selection, re-pricing and maturity structure.  Because of these assumptions, actual results could differ significantly from these estimates which would result in significant differences in the calculated projected change on net interest income. Additionally, the changes above do not necessarily represent the level of change under which management would undertake specific measures to realign its portfolio in order to reduce the projected level of change. The projections above utilize a static balance sheet and do not include any changes that may result from the growth of the Bank. Management has developed policy limits for acceptable changes in net interest income for multiple scenarios, including shock scenarios. As of December 31, 2017, changes in net interest income projected for all scenarios, including the shock scenarios noted above are in line with Bank policy limits for interest rate risk.
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
Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen.  This evaluation is inherently subjective as it requires significant estimates that may be susceptible to significant change, subjecting the Bank to volatility of earnings.  The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.  For a full discussion of the Company's methodology of assessing the adequacy of the allowance for loan losses, refer to Note 1 of the consolidated financial statements.
Goodwill and Other Intangible Assets
As discussed in Note 1 of the consolidated financial statements, the Company performs an evaluation of goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Management performed an evaluation of the Company's goodwill during the fourth quarter of 2017. In performing its evaluation, management obtained several commonly used financial ratios from pending and completed purchase transactions for banks based in the Mid-Atlantic. Management used these ratios to determine an implied fair value for the Company. The implied fair value exceeded the carrying value including goodwill. Therefore management concluded that goodwill was not impaired and made no adjustment in 2017.
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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Citizens Financial Services, Inc.
Consolidated Balance Sheet
	December 31,
(in thousands, except share data)	2017	2016
ASSETS:
Cash and cash equivalents:
Noninterest-bearing	$16,347	$16,854
Interest-bearing	2,170	900
Total cash and cash equivalents	18,517	17,754
Interest bearing time deposits with other banks	10,283	6,955
Available-for-sale securities	254,782	314,017
Loans held for sale	1,439	1,827
Loans (net of allowance for loan losses:
$2017, 11,190; 2016, $8,886)	989,335	790,725
Premises and equipment	16,523	17,030
Accrued interest receivable	4,196	4,089
Goodwill	23,296	21,089
Bank owned life insurance	26,883	26,223
Other intangibles	1,953	2,096
Investment sale receivable	-	7,759
Other assets	14,679	13,454
TOTAL ASSETS	$1,361,886	$1,223,018
LIABILITIES:
Deposits:
Noninterest-bearing	$171,840	$147,425
Interest-bearing	933,103	858,078
Total deposits	1,104,943	1,005,503
Borrowed funds	114,664	79,662
Accrued interest payable	897	720
Other liabilities	12,371	13,865
TOTAL LIABILITIES	1,232,875	1,099,750
STOCKHOLDERS' EQUITY:
Preferred Stock $1.00 par value; authorized 3,000,000 shares
2017 and 2016; none issued in 2017 or 2016	-	-
Common Stock
$1.00 par value; authorized 15,000,000 shares 2017 and 2016;
issued 3,869,939 and 3,704,375 shares in 2017 and 2016,
respectively	3,870	3,704
Additional paid-in capital	51,108	42,250
Retained earnings	89,982	91,278
Accumulated other comprehensive loss	(3,398)	(1,392)
Treasury stock, at cost:
383,065 and 384,671 shares for 2017 and 2016, respectively	(12,551)	(12,572)
TOTAL STOCKHOLDERS' EQUITY	129,011	123,268
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,361,886	$1,223,018
See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Income
Year Ended December 31,
(in thousands, except per share data)	2017	2016	2015
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$42,127	$35,844	$29,039
Interest-bearing deposits with banks	186	221	142
Investment securities:
Taxable	3,095	3,687	3,102
Nontaxable	2,414	2,970	3,152
Dividends	271	283	218
TOTAL INTEREST AND DIVIDEND INCOME	48,093	43,005	35,653
INTEREST EXPENSE:
Deposits	4,625	4,247	4,113
Borrowed funds	1,214	794	707
TOTAL INTEREST EXPENSE	5,839	5,041	4,820
NET INTEREST INCOME	42,254	37,964	30,833
Provision for loan losses	2,540	1,520	480
NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	39,714	36,444	30,353
NON-INTEREST INCOME:
Service charges	4,456	4,461	4,126
Trust	755	693	673
Brokerage and insurance	635	766	720
Investment securities gains, net	1,035	255	429
Gains on loans sold	578	449	404
Earnings on bank owned life insurance	660	688	628
Other	537	587	443
TOTAL NON-INTEREST INCOME	8,656	7,899	7,423
NON-INTEREST EXPENSES:
Salaries and employee benefits	17,456	16,410	12,504
Occupancy	1,988	1,900	1,424
Furniture and equipment	603	644	506
Professional fees	1,039	1,094	846
Federal depository insurance	385	572	464
Pennsylvania shares tax	705	690	713
Amortization of intangibles	297	327	-
Merger and acquisition	165	-	1,103
ORE expenses	655	389	969
Other	6,021	6,645	4,900
TOTAL NON-INTEREST EXPENSES	29,314	28,671	23,429
Income before provision for income taxes	19,056	15,672	14,347
Provision for income taxes	6,031	3,034	2,721
NET INCOME	$13,025	$12,638	$11,626
PER COMMON SHARE DATA:
NET INCOME - BASIC	$3.74	$3.60	$3.60
NET INCOME - DILUTED	$3.74	$3.60	$3.60
CASH DIVIDENDS PER SHARE	$1.67	$1.58	$1.63

Number of shares used in computation - basic	3,481,366	3,507,497	3,229,470
Number of shares used in computation - diluted	3,483,090	3,509,053	3,230,830

See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Changes in Comprehensive Income
Year Ended December 31,

(in thousands)	2017	2016	2015
Net Income	$13,025	$12,638	$11,626

Other Comprehensive income
Securities available for sale
Unrealized holding loss during the period	(1,283)	(1,105)	(920)
Income tax benefit	436	375	314
	(847)	(730)	(606)
Reclassification adjustment for (gains) losses
included in income	(1,035)	(255)	(429)
Income tax benefit	352	87	146
	(683)	(168)	(283)

Change in unrecognized pension costs	127	(391)	(172)
Income tax benefit	(44)	133	58
	83	(258)	(114)

Net other comprehensive income	(1,447)	(1,156)	(1,003)
Comprehensive income	$11,578	$11,482	$10,623

See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Changes in Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2014	3,335,236	$3,335	$25,150	$79,512	$767	$(8,236)	$100,528
Net income				11,626			11,626
Net other comprehensive income					(1,003)		(1,003)
Stock issued for acquisition	336,515	337	15,647	-			15,984
Purchase of treasury stock (49,465 shares)						(2,455)	(2,455)
Restricted stock and Board of Director awards			(256)			308	52
Restricted stock vesting			179				179
Forfeited restricted stock			7			(7)	-
Cash dividend reinvestment paid from treasury stock			(12)	(197)		209	-
Cash dividends, $1.63 per share				(5,151)			(5,151)
Balance, December 31, 2015	3,671,751	3,672	40,715	85,790	(236)	(10,181)	119,760

Net income				12,638			12,638
Net other comprehensive income					(1,156)		(1,156)
Stock dividend	32,624	32	1,542	(1,574)			-
Purchase of treasury stock (66,110 shares)						(3,227)	(3,227)
Restricted stock, executive and Board of Director awards			(197)			288	91
Restricted stock vesting			184				184
Sale of treasury stock			(1)			60	59
Forfeited restricted stock			4			(4)	-
Cash dividend reinvestment paid from treasury stock			3	(495)		492	-
Cash dividends, $1.58 per share				(5,081)			(5,081)
Balance, December 31, 2016	3,704,375	$3,704	$42,250	$91,278	$(1,392)	$(12,572)	$123,268

Net income				13,025			13,025
Net other comprehensive income					(1,447)		(1,447)
Stock dividend	165,564	166	8,857	(9,023)			-
Purchase of treasury stock (17,990 shares)						(979)	(979)
Restricted stock, executive and Board of Director awards			(224)			296	72
Restricted stock vesting			206				206
Sale of treasury stock			-			43	43
Forfeited restricted stock			2			(2)	-
Reclassification of certain income tax effects from
accumulated other comprehensive income				559	(559)		-
Cash dividend reinvestment paid from treasury stock			17	(680)		663	-
Cash dividends, $1.67 per share				(5,177)			(5,177)
Balance, December 31, 2017	3,869,939	$3,870	$51,108	$89,982	$(3,398)	$(12,551)	$129,011
Per share data has been restated to reflect a 5% stock dividend paid on June 30, 2017
See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Cash Flows
	Year Ended December 31,
(in thousands)	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$13,025	$12,638	$11,626
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	2,540	1,520	480
Depreciation and amortization	200	320	464
Amortization and accretion on investment securities, net	1,441	2,302	2,057
Deferred income taxes	1,448	362	(192)
Investment securities gains, net	(1,035)	(255)	(429)
Earnings on bank owned life insurance	(660)	(688)	(628)
Stock awards	278	284	179
Originations of loans held for sale	(25,305)	(22,237)	(18,945)
Proceeds from sales of loans held for sale	26,086	21,462	19,243
Realized gains on loans sold	(578)	(449)	(404)
(Increase) decrease in accrued interest receivable	(34)	122	(285)
Increase (decrease) in accrued interest payable	147	(14)	(36)
Other, net	(1,814)	827	(319)
Net cash provided by operating activities	15,739	16,194	12,811
Cash Flows from Investing Activities:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	58,177	22,372	30,464
Proceeds from maturity and principal repayments of securities	60,081	67,782	48,103
Purchase of securities	(54,003)	(55,600)	(111,304)
Proceeds from redemption of Regulatory Stock	7,425	1,556	4,476
Purchase of Regulatory Stock	(8,903)	(3,403)	(3,879)
Net increase in loans	(161,127)	(103,915)	(25,981)
Purchase of interest bearing time deposits	(7,301)	-	(500)
Proceeds from matured interest bearing time deposits with other banks	744	744	-
Proceeds from sale of interest bearing time deposits with other banks	3,243	-	-
Purchase of premises, equipment and software	(208)	(587)	(776)
Proceeds from sale of premises and equipment	-	-	-
Proceeds from sale of foreclosed assets held for sale	846	973	565
Acquisition, net of cash paid	(4,399)	-	77,895
Net cash used in investing activities	(105,425)	(70,078)	19,063
Cash Flows from Financing Activities:
Net (decrease) increase in deposits	61,560	17,472	(11,132)
Proceeds from long-term borrowings	9	543	5,291
Repayments of long-term borrowings	(2,000)	(534)	(700)
Net increase (decrease) in short-term borrowed funds	36,993	38,022	(4,759)
Purchase of treasury stock	(979)	(3,227)	(2,455)
Purchase of restricted stock	-	-	(7)
Reissuance of treasury stock to employee stock purchase plan	43	59	-
Dividends paid	(5,177)	(5,081)	(5,151)
Net cash provided by (used in) financing activities	90,449	47,254	(18,913)
Net increase (decrease) in cash and cash equivalents	763	(6,630)	12,961
Cash and Cash Equivalents at Beginning of Year	17,754	24,384	11,423
Cash and Cash Equivalents at End of Year	$18,517	$17,754	$24,384

Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,662	$5,055	$4,841
Income taxes paid	$4,550	$2,475	$3,375
Non-cash activities:
Stock dividend	$9,023	$1,574	$-
Real estate acquired in settlement of loans	$911	$599	$323
Investments sold and not settled included in other assets	$-	$7,759	$-

	Acquisition of
	State College S&T Branch		The First National Bank of Fredericksburg
Non-cash assets acquired
Available-for-sale securities	$-	$-	$23,831
Interest bearing time deposits with other banks	-	-	1,236
Loans	39,847	-	115,211
Premises and equipment	86	-	4,743
Accrued interest receivable	74	-	282
Bank owned life insurance	-	-	4,598
Intangibles	145	-	1,981
Deferred tas asset	-	-	2,979
Other assets	-	-	2,332
Goodwill	2,207	-	10,833
	42,359	-	168,026

Liabilities assumed
Noninterest-bearing deposits	37,880	-	71,971
Interest-bearing deposits	-	-	153,259
Accrued interest payable	29	-	14
Other liabilities	51	-	4,693
	37,960	-	229,937
Net non-cash assets (liabilities) acquired	4,399	-	(61,911)
Cash and cash equivalents acquired	$154	$-	$83,514

See accompanying notes to consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Organization
Citizens Financial Services, Inc. (individually and collectively, the "Company") is headquartered in Mansfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, First Citizens Community  Bank (the "Bank"), and its wholly owned subsidiary, First Citizens Insurance Agency, Inc.  On December 11, 2015, the Company completed its acquisition of The First National Bank of Fredericksburg (FNB).  On December 8, 2017, the Bank completed its acquisition of the S&T branch in State College (State College). As of December 31, 2017, the Bank operates twenty six full-service banking branches in Potter, Tioga, Bradford, Clinton, Lebanon, Lancaster, Berks, Schuylkill and Centre counties, Pennsylvania and Allegany County, New York, and a limited branch office in both Union and Lancaster counties, Pennsylvania. The Bank also provides trust services, including the administration of trusts and estates, retirement plans, and other employee benefit plans, along with a brokerage division that provides a comprehensive menu of investment services. The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services.  The Company and Bank are supervised by the Board of Governors of the Federal Reserve System, while the Bank is subject to additional regulation and supervision by the Pennsylvania Department of Banking.
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
Use of Estimates
In preparing the financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change relate to determination of the allowance for loan losses, pension plans and deferred tax assets and liabilities.
Operating Segments
An operating segment is defined as a component of an enterprise that engages in business activities that generates revenue and incurs expense, and the operating results of which are reviewed by the chief operating decision maker in the determination of resource allocation and performance.  While the Company's chief decision makers monitor the revenue streams of the various Company's products, services and regions, operations are managed and financial performance is evaluated on a Company-wide basis.  Consistent with our internal reporting, the Company's business activities are reported as one segment, which is community banking.

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
Investment Securities
Investment securities at the time of purchase are classified as one of the three following types:
Held-to-Maturity Securities - Includes securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. The Company had no held-to-maturity securities as of December 31, 2017 and 2016.
Trading Securities - Includes debt and equity securities bought and held principally for the purpose of selling them in the near term. Such securities are reported at fair value with unrealized holding gains and losses included in earnings. The Company had no trading securities as of December 31, 2017 and 2016.
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

Purchased Credit Impaired Loans
The Company purchased loans in connection with its acquisition of FNB in 2015 and its acquisition of the State College branch  in 2017, some of which showed evidence of credit deterioration as of the acquisition since origination. These purchased credit impaired (PCI) loans were recorded at the amount paid, such that there is no carryover of the seller's allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Over the life of the loan, expected cash flows continue to be estimated. If this subsequent estimated indicated that the present value of expected cash flows is less than the carrying amount, a charge to the allowance for loan loss is made through a provision. If the estimate indicates that the present value of the expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.
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
Foreclosed Assets Held For Sale
Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell. Prior to foreclosure, as the value of the underlying loan is written down to fair market value of the real estate or other assets to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income and losses on disposition, are included in other expenses and gains and losses are included in other non-interest income or other non-interest expense.
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
Intangible Assets
Intangible assets, other than goodwill, include core deposit intangibles, covenants not to compete and mortgage servicing rights (MSRs). Core deposit intangibles are a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases. Covenants not to compete are payments made to former employees as compensation for agreeing not to work for competitors. The core deposit intangibles are being amortized over 10 years using the sum-of-the-years digits method of amortization, while the covenant not to compete is being amortized over four years on a straight line basis.

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
Goodwill
The Company utilizes a two-step process for testing the impairment of goodwill on at least an annual basis.  This approach could cause more volatility in the Company's reported net income because impairment losses, if any, could occur irregularly and in varying amounts.  The Company may also perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on the fair value of the reporting unit, no impairment of goodwill was recognized in 2017, 2016 or 2015.
Bank Owned Life Insurance
The Company has purchased life insurance policies on certain employees. Prior to January 1, 2015, the Company was the owner and sole beneficiary of the policies. Effective January 1, 2015, the insurance policies were restructured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these restructured agreements, the Bank receives the cash surrender value of the policy plus 50% of the benefit in excess of the cash surrender value and the remaining amount of the payout will be given to the beneficiary of the policy. Additionally, as a result of the acquisition of FNB, the Company acquired life insurance policies on former FNB employees and directors. The policies obtained as part of the acquisition provide a fixed dollar benefit to the former employee or director beneficiaries, whether or not the insured person is affiliated with the Company at the time of his or her death. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized.  Increases in the cash surrender value are recognized as other non-interest income.  The obligation of $578,000 and $569,000 under split-dollar benefit agreements to former employees and directors or their beneficiaries have been recognized as liabilities on the consolidated balance sheet.at December 31, 2017 and 2016.
Income Taxes
The Company and the Bank file a consolidated federal income tax return.  Deferred tax assets and liabilities are computed based on the difference between the financial statement basis and income tax basis of assets and liabilities using the enacted marginal tax rates.  Deferred income tax expenses or benefits are based on the changes in the net deferred tax asset or liability from period to period. The Tax Cuts and Jobs Act, enacted on December 22, 2017, lowered the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, the carrying value of net deferred tax assets was reduced which increased income tax expense by $1,531,000.
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
Advertising Costs
Advertising costs are generally expensed as incurred and amounted to $343,000, $356,000 and $243,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
Comprehensive Loss
The Company is required to present comprehensive income in a full set of general purpose financial statements for all periods presented. Other comprehensive loss is comprised of unrealized holding gains (losses) on the available-for-sale securities portfolio and unrecognized pension costs.
Change in Accounting Principal
On February 14, 2018, the Financial Accounting Standards Board finalized ASU 2018-02 - Income Statement-Reporting Comprehensive Income (Topic 220). This accounting standard allows Companies to reclassify the "stranded" tax effect in accumulated other comprehensive income that resulted from the U.S. federal government enacted a tax bill, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (Tax Cuts and Jobs Act), which requires deferred tax liabilities and assets to be adjusted for the effect of a change in tax laws.
The Company has elected to early-adopt this accounting standard, which provides a benefit to the financial statements by more accurately aligning the impacts of the items carried in accumulated other comprehensive income with the associate tax effect.  The adoption was applied on a modified retrospective and resulted in a one-time cumulative effect adjustment of $559,000 between Retained Earnings and Accumulated Other Comprehensive Income on the Consolidated Balance Sheet as of the beginning of the current period.  The adjustment had no impact on Net Income or any prior periods presented.

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (a new revenue recognition standard). The Update's core principle is that a company will recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, this Update specifies the accounting for certain costs to obtain or fulfill a contract with a customer and expands disclosure requirements for revenue recognition. This Update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Since the guidance scopes out revenue associated with financial instruments, including loan receivables and investment securities, we do not expect the adoption of the new standard, or any of the amendments, to result in a material change from our current accounting for revenue because the majority of the Company's revenue is not within the scope of Topic 606.  However, we do expect that the standard will result in new disclosure requirements, which are currently being evaluated.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities.  This Update applies to all entities that hold financial assets or owe financial liabilities and is intended to provide more useful information on the recognition, measurement, presentation, and disclosure of financial instruments.  Among other things, this Update (a) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  For all other entities, including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon adoption on January 1, 2018, the Company made a one-time cumulative effect adjustment from accumulated other comprehensive income to retained earnings of $1,000.  The net effect was a decrease to retained earnings.

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
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test.  In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020.  All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. This Update is not expected to have a significant impact on the Company's financial statements.
I

n March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715). The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.  The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments in this Update are effective for annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.  The amendments in this Update should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. This Update is not expected to have a significant impact on the Company's financial statements.
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
In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivative and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity's own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down- round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Accounting Standards Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part I of this Update should be applied either retrospectively to outstanding financial instruments with a down-round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective or retrospectively to outstanding financial instruments with a down-round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect.  This Update is not expected to have a significant impact on the Company's financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 850), the objective of which is to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. In addition, the amendments in this Update make certain targeted improvements to simplify the application and disclosure of the hedge accounting guidance in current general accepted accounting principles.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. Early application is permitted in any period after issuance.  For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively. The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.
In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current lease guidance in Topic 840.  An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date the entity adopts Topic 842; otherwise, an entity should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease.  The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02.  This Update is not expected to have a significant impact on the Company's financial statements.
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

	2017	2016	2015

Basic earnings per share computation:
Net income applicable to common stock	$13,025,000	$12,638,000	$11,626,000
Weighted average common shares outstanding	3,481,366	3,507,497	3,229,470
Earnings per share - basic	$3.74	$3.60	$3.60

Diluted earnings per share computation:
Net income applicable to common stock	$13,025,000	$12,638,000	$11,626,000

Weighted average common shares outstanding for basic earnings per share	3,481,366	3,507,497	3,229,470
Add: Dilutive effects of restricted stock	1,724	1,556	1,360
Weighted average common shares outstanding for dilutive earnings per share	3,483,090	3,509,053	3,230,830
Earnings per share - dilutive	$3.74	$3.60	$3.60
Nonvested shares of restricted stock totaling 3,403, 3,087 and 2,105 were outstanding during 2017, 2016 and 2015, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. These anti-dilutive shares had per share prices ranging from $46.69-$53.15, $46.69-$53.15 and $50.15-$53.15 for  2017, 2016 and  2015, respectively.
Reclassification
Certain of the prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income or stockholders' equity.
2. RESTRICTIONS ON CASH AND DUE FROM BANKS
The Bank is required to maintain reserves, in the form of cash balances with the Federal Reserve Bank, against its deposit liabilities.  The amount of such reserves was $2,645,000 and $2,297,000 at December 31, 2017 and 2016, respectively.
Non-retirement account deposits with one financial institution are insured up to $250,000. At times, the Company maintains cash and cash equivalents with other financial institutions in excess of the insured amount.
3. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses, and fair value of investment securities at December 31, 2017 and 2016 were as follows (in thousands):
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2017	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$99,454	$26	$(593)	$98,887
U.S. Treasuries	28,782	-	(178)	28,604
Obligations of state and
political subdivisions	78,409	820	(139)	79,090
Corporate obligations	3,000	83	-	3,083
Mortgage-backed securities in
government sponsored entities	45,385	19	(377)	45,027
Equity securities in financial institutions	92	-	(1)	91
Total available-for-sale securities	$255,122	$948	$(1,288)	$254,782

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2016	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$170,276	$407	$(269)	$170,414
U.S. Treasuries	2,999	1	-	3,000
Obligations of state and
political subdivisions	95,956	1,463	(493)	96,926
Corporate obligations	3,000	50	-	3,050
Mortgage-backed securities in
government sponsored entities	37,987	88	(347)	37,728
Equity securities in financial institutions	1,821	1,078	-	2,899
Total available-for-sale securities	$312,039	$3,087	$(1,109)	$314,017
The following table shows the Company's gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at December 31, 2017 and 2016 (in thousands).  As of December 31, 2017, the Company owned 122 securities whose fair value was less than their cost basis.
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2017	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$74,952	$(421)	$16,928	$(172)	$91,880	$(593)
U.S. Treasuries	28,604	(178)	-	-	28,604	(178)
Obligations of states and
political subdivisions	14,885	(85)	5,958	(54)	20,843	(139)
Mortgage-backed securities in
government sponsored entities	27,154	(190)	13,822	(187)	40,976	(377)
Equity securities in financial institutions	91	(1)	-	-	91	(1)
Total securities	$145,686	$(875)	$36,708	$(413)	$182,394	$(1,288)

2016
U.S. Agency securities	$50,947	$(269)	$-	$-	$50,947	$(269)
Obligations of states and
political subdivisions	28,398	(472)	767	(21)	29,165	(493)
Mortgage-backed securities in
government sponsored entities	26,717	(330)	753	(17)	27,470	(347)
Total securities	$106,062	$(1,071)	$1,520	$(38)	$107,582	$(1,109)
As of December 31, 2017, the Company's investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, U.S Treasury securities, obligations of states and political subdivisions, mortgage backed securities in government sponsored entities and equity securities in financial institutions. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security's amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company's intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security's amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. For equity securities where the fair value has been significantly below cost for one year, the Company's policy is to recognize an impairment loss unless sufficient evidence is available that the decline is not other than temporary and a recovery period can be predicted.  As of December 31, 2017 and 2016, the Company had concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale during 2017, 2016 and, 2015 were $58,177,000, $22,372,000 and  $30,464,000, respectively. The gross gains realized during 2017 consisted of $23,000, $20,000, $13,000 and $1,149,000 from the sales of ten agency securities, one mortgage backed security, thirteen interest bearing time deposits with other banks and five equity security positions, respectively. The gross losses realized during 2017 consisted of $170,000 from the sale of fourteen agency securities. The gross gains realized during 2016 consisted of $72,000, $27,000, $80,000 and $133,000 from the sales of four agency securities, two US treasury notes, four municipal securities and portions of three equity security positions, respectively. The gross losses realized during 2016 consisted of $22,000 and $35,000 from the sales of four agency securities and six corporate securities. The gross gains realized during 2015 consisted of $196,000, $69,000, $99,000 and $76,000 from the sales of five agency securities, five mortgage backed securities, seven municipal securities and an entire equity security position, respectively. The gross loss of $11,000 was realized from the sale of one US treasury security. Gross gains and gross losses were realized as follows (in thousands):
	2017	2016	2015
Gross gains	$1,205	$312	$440
Gross losses	(170)	(57)	(11)
Net (losses) gains	$1,035	$255	$429
Investment securities with an approximate carrying value of $243,382,000 and $206,322,000 at December 31, 2017 and 2016, respectively, were pledged to secure public funds and certain other deposits as provided by law and certain borrowing arrangements of the Company.
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of debt securities at December 31, 2017, by contractual maturity are shown below (in thousands). Municipal securities that have been refunded and will therefore pay-off on the call date are reflected in the table below utilizing the call date as the date of repayment as payment is guaranteed on that day:
	Amortized
	Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$45,328	$45,369
Due after one year through five years	118,597	118,331
Due after five years through ten years	31,687	31,676
Due after ten years	59,418	59,315
Total	$255,030	$254,691
4. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES
The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout north central and south central Pennsylvania and southern New York.  Although the Company has a diversified loan portfolio at December 31, 2017 and 2016, a substantial portion of its debtors' ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio, as well as how those segments are analyzed within the allowance for loan losses as of December 31, 2017 and 2016 (in thousands):

2017	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$214,479	$1,065	$33	$213,381
Commercial	308,084	13,864	1,460	292,760
Agricultural	239,957	3,901	702	235,354
Construction	13,502	-	-	13,502
Consumer	9,944	8	-	9,936
Other commercial loans	72,013	4,197	443	67,373
Other agricultural loans	37,809	1,363	-	36,446
State and political subdivision loans	104,737	-	-	104,737
Total	1,000,525	24,398	2,638	973,489
Allowance for loan losses	11,190	410	-	10,780
Net loans	$989,335	$23,988	$2,638	$962,709

2016
Real estate loans:
Residential	$207,423	$957	$35	$206,431
Commercial	252,577	5,742	1,969	244,866
Agricultural	123,624	3,347	738	119,539
Construction	25,441	-	-	25,441
Consumer	11,005	-	4	11,001
Other commercial loans	58,639	5,994	621	52,024
Other agricultural loans	23,388	1,653	-	21,735
State and political subdivision loans	97,514	-	-	97,514
Total	799,611	17,693	3,367	778,551
Allowance for loan losses	8,886	487	-	8,399
Net loans	$790,725	$17,206	$3,367	$770,152
As of December 31, 2017 and 2016, net unamortized loan fees and costs of $794,000 and $732,000, respectively, were included in the carrying value of loans. Purchased loans acquired in connection with the FNB acquisition and the State College branch acquisition were recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.
Upon acquisition, the Company evaluated whether an acquired loan was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired ("PCI") loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The fair value of PCI loans, on the acquisition date, was determined, primarily based on the fair value of the loans' collateral. The carrying value of PCI loans was $2,638,000 and $3,367,000 at December 31, 2017 and December 31, 2016, respectively. The carrying value of the PCI loans was determined by projected discounted contractual cash flows.
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

Changes in the amortizable yield for PCI loans were as follows for the years ended December 31, 2017 and 2016 (in thousands):
	December 31, 2017	December 31, 2016
Balance at beginning of period	$389	$637
Accretion	(632)	(349)
Reclassification of non-accretable discount	349	101
Balance at end of period	$106	$389
The following table presents additional information regarding PCI loans (in thousands):
	December 31, 2017	December 31, 2016
Outstanding balance	$5,295	$6,487
Carrying amount	2,638	3,367
Real estate loans serviced for Freddie Mac, Fannie Mae and the FHLB, which are not included in the Consolidated Balance Sheet, totaled $142,972,000 and $135,404,000 at December 31, 2017 and 2016, respectively. Loans sold to Freddie Mac and Fannie Mae were sold without recourse and total $114,643,000 and $102,444,000 at December 31, 2017 and 2016, respectively. Additionally, the Bank acquired a portfolio of loans sold to the FHLB during the acquisition of FNB, which were sold under the Mortgage Partnership Finance Program ("MPF"). The Bank is no longer an active participant in the MPF program. The MPF portfolio balance was $28,329,000 and $32,960,000 at December 31, 2017 and 2016, respectively. The FHLB maintains a first-loss position for the MPF portfolio that totals $123,000. Should the FHLB exhaust its first-loss position, recourse to the Bank's credit enhancement would be up to the next $980,000 of losses. The Bank has not experienced any losses for the MPF portfolio.
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
The following table includes the recorded investment and unpaid principal balances for impaired loans by class, with the associated allowance amount as of December 31, 2017 and 2016, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
2017	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$1,055	$273	$700	$973	$47
Home Equity	92	40	52	92	9
Commercial	16,363	13,154	710	13,864	94
Agricultural	5,231	3,283	618	3,901	3
Consumer	10	2	6	8	-
Other commercial loans	4,739	3,766	431	4,197	231
Other agricultural loans	1,397	1,238	125	1,363	26
Total	$28,887	$21,756	$2,642	$24,398	$410

2016
Real estate loans:
Mortgages	$953	$570	$330	$900	$22
Home Equity	57	-	57	57	10
Commercial	7,958	5,697	45	5,742	45
Agricultural	3,347	2,000	1,347	3,347	54
Other commercial loans	6,159	5,135	859	5,994	326
Other agricultural loans	1,653	1,629	24	1,653	30
Total	$20,127	$15,031	$2,662	$17,693	$487
The following table includes the average investment in impaired loans and the income recognized on impaired loans for 2017, 2016 and 2015 (in thousands):
			Interest
	Average	Interest	Income
	Recorded	Income	Recognized
2017	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$900	$13	$-
Home Equity	67	4	-
Commercial	11,567	385	7
Agricultural	3,574	131	-
Consumer	3	-	-
Other commercial loans	4,790	152	52
Other agricultural loans	1,491	65	-
Total	$22,392	$750	$59

2016
Real estate loans:
Mortgages	$590	$13	$-
Home Equity	59	4	-
Commercial	5,959	69	1
Agricultural	361	17	-
Consumer	-	-	-
Other commercial loans	5,715	87	6
Other agricultural loans	190	11	-
Total	$12,874	$201	$7

			Interest
	Average	Interest	Income
	Recorded	Income	Recognized
2015	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$240	$12	$-
Home Equity	88	4	-
Commercial	5,683	63	5
Agricultural	56	2	-
Consumer	-	-	-
Other commercial loans	2,700	98	6
Other agricultural loans	37	1	-
Total	$8,804	$180	$11
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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay the loan as agreed, the Bank's loan rating process includes several layers of internal and external oversight. The Company's loan officers are responsible for the timely and accurate risk rating of the loans in each of their portfolios at origination and on an ongoing basis under the supervision of management.  All commercial and agricultural loans are reviewed annually to ensure the appropriateness of the loan grade. In addition, the Bank engages an external consultant on at least an annual basis. The external consultant is engaged to 1) review a minimum of 50% of the dollar volume of the commercial loan portfolio on an annual basis, 2) review new loans originated over $1.0 million in the last years, 3) review a majority of borrowers with commitments greater than or equal to $1.0 million,  4) review selected loan relationships over $750,000 which are over 30 days past due, or classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate.
The following tables represent credit exposures by internally assigned grades as of December 31, 2017 and 2016 (in thousands):

2017	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$281,742	$15,029	$11,271	$42	$-	$308,084
Agricultural	222,198	11,538	6,221	-	-	239,957
Construction	13,364	-	138	-	-	13,502
Other commercial loans	67,706	615	3,567	125	-	72,013
Other agricultural loans	34,914	1,325	1,570	-	-	37,809
State and political subdivision loans	94,125	-	10,612	-	-	104,737
Total	$714,049	$28,507	$33,379	$167	$-	$776,102

2016	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$225,185	$14,045	$13,347	$-	$-	$252,577
Agricultural	110,785	8,231	4,608	-	-	123,624
Construction	25,441	-	-	-	-	25,441
Other commercial loans	51,396	2,049	5,105	89	-	58,639
Other agricultural loans	20,178	1,733	1,477	-	-	23,388
State and political subdivision loans	83,620	13,066	828	-	-	97,514
Total	$516,605	$39,124	$25,365	$89	$-	$581,183
For residential real estate mortgages, home equities and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below and all loans past due 90 or more days. The following table presents the recorded investment in those loan classes based on payment activity as of December 31, 2017 and 2016 (in thousands):
2017	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$152,820	$1,492	$33	$154,345
Home Equity	60,022	112	-	60,134
Consumer	9,895	49	-	9,944
Total	$222,737	$1,653	$33	$224,423

2016	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$147,047	$1,648	$35	$148,730
Home Equity	58,438	255	-	58,693
Consumer	10,892	109	4	11,005
Total	$216,377	$2,012	$39	$218,428
Aging Analysis of Past Due Loans by Class
Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loans as of December 31, 2017 and 2016 (in thousands):

	30-59 Days	60-89 Days	90 Days	Total Past			Total Financing	90 Days and
2017	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	Accruing
Real estate loans:
Mortgages	$996	$362	$810	$2,168	$152,144	$33	$154,345	$218
Home Equity	277	86	78	441	59,693	-	60,134	-
Commercial	1,353	1,010	3,865	6,228	300,396	1,460	308,084	162
Agricultural	242	-	205	447	238,808	702	239,957	30
Construction	-	-	133	133	13,369	-	13,502	-
Consumer	53	33	49	135	9,809	-	9,944	7
Other commercial loans	132	-	2,372	2,504	69,066	443	72,013	32
Other agricultural loans	-	42	106	148	37,661	-	37,809	106
State and political
subdivision loans	-	-	-	-	104,737	-	104,737	-
Total	$3,053	$1,533	$7,618	$12,204	$985,683	$2,638	$1,000,525	$555

Loans considered non-accrual	$816	$281	$7,063	$8,160	$2,011	$-	$10,171
Loans still accruing	2,237	1,252	555	4,044	983,672	2,638	990,354
Total	$3,053	$1,533	$7,618	$12,204	$985,683	$2,638	$1,000,525

2016
Real estate loans:
Mortgages	$630	$36	$1,109	$1,775	$146,920	$35	$148,730	$173
Home Equity	384	49	209	642	58,051	-	58,693	160
Commercial	1,757	58	4,302	6,117	244,491	1,969	252,577	-
Agricultural	-	-	1,145	1,145	121,741	738	123,624	-
Construction	-	-	-	-	25,441	-	25,441	-
Consumer	115	40	83	238	10,763	4	11,005	67
Other commercial loans	95	35	4,004	4,134	53,884	621	58,639	-
Other agricultural loans	43	34	5	82	23,306	-	23,388	5
State and political
subdivision loans	-	-	-	-	97,514	-	97,514	-
Total	$3,024	$252	$10,857	$14,133	$782,111	$3,367	$799,611	$405

Loans considered non-accrual	$172	$105	$10,452	$10,729	$725	$-	$11,454
Loans still accruing	2,852	147	405	3,404	781,386	3,367	788,157
Total	$3,024	$252	$10,857	$14,133	$782,111	$3,367	$799,611
Nonaccrual Loans
Loans are considered for nonaccrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans or if full payment of principal and interest is not expected.
The following table reflects the loans on nonaccrual status as of December 31, 2017 and 2016, respectively. The balances are presented by class of loan (in thousands):

	2017	2016
Real estate loans:
Mortgages	$1,274	$1,475
Home Equity	112	95
Commercial	5,192	4,445
Agricultural	175	1,340
Construction	133	-
Consumer	42	42
Other commercial loans	2,637	4,057
Other agricultural loans	606	-
	$10,171	$11,454
Interest income on loans would have increased by approximately $709,000, $603,000 and $463,000 during 2017, 2016 and 2015, respectively, if these loans had performed in accordance with their terms.
Troubled Debt Restructurings (TDR)
In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. Management strives to identify borrowers in financial difficulty early and work with them to modify more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company's investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower's ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  Based on this evaluation management would no longer consider a loan to be a TDR when the relevant facts support such a conclusion. As of December 31, 2017, 2016 and 2015, included within the allowance for loan losses are reserves of $41,000, $29,000 and $37,000, respectively, that are associated with loans modified as TDRs.
Loan modifications that are considered TDRs completed during the years ended December 31, 2017, 2016 and 2015 were as follows (dollars in thousands):

	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
2017	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Home Equity	-	1	$-	$25	$-	$25
Commercial	-	5	-	7,021	-	7,021
Agricultural	-	4	-	1,475	-	1,475
Other commercial loans	-	1	-	9	-	9
Other agricultural loans	-	1	-	161	-	161
Total	-	12	$-	$8,691	$-	$8,691

2016
Real estate loans:
Commercial	-	4	$-	$1,188	$-	$1,188
Agricultural	-	5	-	1,956	-	1,956
Other commercial loans	-	3	-	3,076	-	3,076
Other agricultural loans	-	7	-	1,558	-	1,558
Total	-	19	$-	$7,778	$-	$7,778

2015
Real estate loans:
Mortgages	1	1	$71	$19	$71	$19
Total	1	1	$71	$19	$71	$19
Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The following table presents the recorded investment in loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which begin January 1, 2017, 2016 and 2015, respectively, and that subsequently defaulted during these reporting periods (dollars in thousands):
	December 31, 2017		December 31, 2016		December 31, 2015
	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Other agricultural loans	2	$632	-	$-	-	$-
Total recidivism	2	$632	-	$-	-	$-
Foreclosed Assets Held For Sale
Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of December 31, 2017 and 2016 included with other assets are $1,119,000, and $1,036,000, respectively, of foreclosed assets. As of December 31, 2017, included within the foreclosed assets is $254,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of December 31, 2017, the Company has initiated formal foreclosure proceedings on $1,600,000 of consumer residential mortgages, which have not yet been transferred into foreclosed assets.
Allowance for Loan Losses
The following tables roll forward the balance of the allowance for loan and lease losses for the years ended December 31, 2017, 2016 and 2015 and is segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2017, 2016 and 2015 (in thousands):

	Balance at December 31, 2016	Charge-offs	Recoveries	Provision (Benefit)	Balance at December 31, 2017	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$1,064	$(107)	$-	$92	$1,049	$56	$993
Commercial	3,589	(41)	11	308	3,867	94	3,773
Agricultural	1,494	(30)	-	1,679	3,143	3	3,140
Construction	47	-	-	(24)	23	-	23
Consumer	122	(130)	49	83	124	-	124
Other commercial loans	1,327	-	16	(71)	1,272	231	1,041
Other agricultural loans	312	(5)	1	184	492	26	466
State and political
subdivision loans	833	-	-	(17)	816	-	816
Unallocated	98	-	-	306	404	-	404
Total	$8,886	$(313)	$77	$2,540	$11,190	$410	$10,780

	Balance at December 31, 2015	Charge-offs	Recoveries	Provision (Benefit)	Balance at December 31, 2016	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$905	$(85)	$-	$244	$1,064	$32	$1,032
Commercial	3,376	(100)	479	(166)	3,589	45	3,544
Agricultural	409	-	-	1,085	1,494	54	1,440
Construction	24	-	-	23	47	-	47
Consumer	102	(100)	88	32	122	-	122
Other commercial loans	1,183	(55)	33	166	1,327	326	1,001
Other agricultural loans	122	-	-	190	312	30	282
State and political
subdivision loans	593	-	-	240	833	-	833
Unallocated	392	-	-	(294)	98	-	98
Total	$7,106	$(340)	$600	$1,520	$8,886	$487	$8,399
	Balance at December 31, 2014	Charge-offs	Recoveries	Provision (Benefit)	Balance at December 31, 2015	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$878	$(66)	$-	$93	$905	$37	$868
Commercial	3,419	(84)	14	27	3,376	62	3,314
Agricultural	451	-	-	(42)	409		409
Construction	26	-	-	(2)	24	-	24
Consumer	84	(47)	33	32	102	-	102
Other commercial loans	1,007	(41)	2	215	1,183	256	927
Other agricultural loans	217	-	-	(95)	122		122
State and political				-
subdivision loans	545	-	-	48	593	-	593
Unallocated	188	-	-	204	392	-	392
Total	$6,815	$(238)	$49	$480	$7,106	$355	$6,751
As discussed in Footnote 1, management evaluates various qualitative factors on a quarterly basis. The following are explanations for the changes in the allowance by portfolio segments:
2017
Residential - There was an increase in the historical loss factor for residential loans when comparing 2016 and 2017. The specific reserve for residential loans increased slightly between 2016 and 2017.   The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for residential loans due to an increase in past due.  The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for residential loan categories due to an decrease in the unemployment rates in the local economy during 2017.

Commercial real estate– There was a decrease in the historical loss factor for commercial real estate loans when comparing 2016 and 2017. The specific reserve for commercial real estate loans increased slightly between 2016 and 2017. The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for all commercial real estate loans due to an decrease in the unemployment rates in the local economy during 2017. The qualitative factors for changes in the levels of and trends in delinquencies, impaired and classified loans was decreased due to a lower amount of substandard loans.
Agricultural real estate – There was an increase in the historical loss factor for agricultural real estate loans from 2016 to 2017.  The specific reserve for agricultural real estate loans decreased from 2016 to 2017. The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans was increased for agricultural real estate due to an increase in classified loans.  The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for agricultural real estate loans due to a decrease in the unemployment rates in the local economy during 2017. The qualitative factors for existence of credit concentrations and changes in the level of concentrations were increased for agricultural real estate loans due to growth in these loan categories.
Other commercial - There was a decrease in the historical loss factor for other commercial loans when comparing 2016 and 2017. The specific reserve for other commercial loans decreased from 2016 to 2017. The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans was decreased due to the decrease in non-accrual loans and past due loans.  The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for other commercial loans due to an decrease in the unemployment rates in the local economy during 2017. The qualitative factors for existence of credit concentrations and changes in the level of concentrations were decreased for other commercial loans due to limited organic growth in these loan categories.
Other agricultural - There was an increase in the historical loss factor for other agricultural loans from 2016 to 2017.  The specific reserve for other agricultural loans decreased slightly from 2016 to 2017. The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for other agricultural loans due to an increase in past due, non-accrual and substandard loans. The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for other agricultural loan categories due to a decrease in the unemployment rates in the local economy during 2017. The qualitative factors for existence of credit concentrations and changes in the level of concentrations were increased for other agricultural loans due to growth in these loan categories.
Municipal loans - There was no change in the historical loss factor or specific reserve for municipal loans from 2016 to 2017. The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for municipal loans due to a decrease in the unemployment rates in the local economy during 2017.
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
Municipal loans - There was no change in the historical loss factor or the specific reserve for municipal loans from 2015 to 2016. The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for municipal loans due to an increase in classified loans. The qualitative factor for national, state, regional and local economic trends and business conditions was increased for municipal loans due to an increase in the unemployment rates in the local economy during 2016. The qualitative factors for trends in volume, terms and nature of the loan portfolio were decreased for municipal loans due to this loan segment making up a smaller portion of the Bank's overall loan portfolio as we continue to grow commercial and agricultural loans. The qualitative factors for experience, ability, and depth of lending management was decreased for municipal loans due to employees gaining additional experience and the use of a third party in reviewing loan information.

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
5. PREMISES & EQUIPMENT
Premises and equipment at December 31, 2017 and 2016 are summarized as follows (in thousands):
	December 31,
	2017	2016
Land	$5,110	$5,110
Buildings	17,402	17,315
Furniture, fixtures and equipment	6,698	6,678
Construction in process	16	5
	29,226	29,108
Less: accumulated depreciation	12,703	12,078
Premises and equipment, net	$16,523	$17,030
Depreciation expense amounted to $776,000, $763,000 and $608,000 for 2017, 2016 and 2015, respectively.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table provides the gross carrying value and accumulated amortization of intangible assets as of December 31, 2017 and 2016 (in thousands):
	December 31, 2017			December 31, 2016
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$1,605	$(912)	$693	$1,471	$(787)	$684
Core deposit intangibles	1,786	(586)	1,200	1,641	(320)	1,321
Covenant not to compete	125	(65)	60	125	(34)	91
Total amortized intangible assets	$3,516	$(1,563)	$1,953	$3,237	$(1,141)	$2,096
Unamortized intangible assets:
Goodwill	$23,296			$21,089
(1) Excludes fully amortized intangible assets
The following table provides the current year and estimated future amortization expense for the next five years of amortized intangible assets (in thousands). We based our projections of amortization expense shown below on existing asset balances at December 31, 2017. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Covenant not to compete	Total
Year ended December 31, 2017 (actual)	$177	$266	$31	$474
Estimate for year ended December 31,
2018	184	265	31	480
2019	148	230	29	407
2020	115	197	-	312
2021	88	165	-	253
2022	64	133	-	197
7. FEDERAL HOME LOAN BANK (FHLB) STOCK
As a member of the FHLB of Pittsburgh, the Bank is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of December 31, 2017 and 2016, the Bank held $6,021,000 and $4,542,000, respectively, of FHLB stock. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management.  The stock's value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) A significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB's regulatory capital ratios have improved, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members and has paid a quarterly cash dividend.
8. DEPOSITS
The following table shows the breakdown of deposits as of December 31, 2017 and 2016, by deposit type (in thousands):
	2017	2016
Non-interest-bearing deposits	$171,840	$147,425
NOW accounts	337,307	305,862
Savings deposits	184,057	170,722
Money market deposit accounts	145,287	116,880
Certificates of deposit	266,452	264,614
Total	$1,104,943	$1,005,503
Certificates of deposit of $250,000 or more amounted to $62,561,000 and $56,743,000 at December 31, 2017 and 2016, respectively.
Following are maturities of certificates of deposit as of December 31, 2017 (in thousands):
2018	$107,591
2019	51,071
2020	56,515
2021	24,390
2022	20,870
Thereafter	6,015
Total certificates of deposit	$266,452
9. BORROWED FUNDS AND REPURCHASE AGREEMENTS
The following table shows the breakdown of borrowed funds as of December 31, 2017 and 2016, (dollars in thousands):

	Securities
	Sold Under						Total
	Agreements to	FHLB	Federal Funds	FRB	Notes	Term	Borrowed
	Repurchase(a)	Advances(b)	Line (c)	BIC Line (d)	Payable(e)	Loans(f)	Funds
2017
Balance at December 31	$14,989	$77,650	$-	$-	$7,500	$14,525	$114,664
Highest balance at any month-end	16,643	78,858	-	-	7,500	16,525	119,526
Average balance	15,598	29,409	1	2	7,500	16,026	68,536
Weighted average interest rate:
Paid during the year	0.97%	1.25%	1.52%	1.75%	4.06%	2.44%	1.77%
As of year-end	1.37%	1.54%	0.00%	0.00%	4.40%	2.42%	1.82%
2016
Balance at December 31	$14,307	$41,330	$-	$-	$7,500	$16,525	$79,662
Highest balance at any month-end	16,132	45,125	-	-	7,500	16,525	85,282
Average balance	15,057	7,917	2	3	7,500	16,525	47,004
Weighted average interest rate:
Paid during the year	0.49%	0.63%	0.76%	1.00%	3.55%	2.44%	1.69%
As of year-end	0.67%	0.74%	0.00%	0.00%	3.79%	2.44%	1.36%
The collateral pledged on the repurchase agreements by the remaining contractual maturity of the repurchase agreements in the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016 is presented in the following tables.

	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
2017	Continuous	30 Days	30 - 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$16,027	$-	$-	$2,035
Total carrying value of collateral pledged	$16,027	$-	$-	$2,035	$18,062

Total liability recognized for repurchase agreements					$14,989

	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
2016	Continuous	30 Days	30 - 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$16,118	$-	$-	$2,059
Total carrying value of collateral pledged	$16,118	$-	$-	$2,059	$18,177

Total liability recognized for repurchase agreements					$14,307

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
(b)    FHLB Advances consist of an "Open RepoPlus" agreement with the FHLB of Pittsburgh. FHLB "Open RepoPlus" advances are short-term borrowings that bear interest based on the FHLB discount rate or Federal Funds rate, whichever is higher.  The Company has a borrowing limit of $453,407,000, inclusive of any outstanding advances. FHLB advances are secured by a blanket security agreement that includes the Company's FHLB stock, as well as certain investment and mortgage-backed securities held in safekeeping at the FHLB and certain residential and commercial mortgage loans.
(c)    The federal funds line consists of an unsecured line from a third party bank at market rates.  The Company has a borrowing limit of $10,000,000, inclusive of any outstanding balances.  No specific collateral is required to be pledged for these borrowings.
(d)    The Federal Reserve Bank Borrower in Custody (FRB BIC) Line consists of a borrower in custody in agreement open in January 2010 with the Federal Reserve Bank of Philadelphia secured by municipal loans maintained in the Company's possession.  As of December 31, 2017 and 2016, the Company has a borrowing limit of $4,400,000 and $4,360,000, respectively, inclusive of any outstanding advances. The approximate carrying value of the municipal loan collateral was $14,590,000 and  $15,560,000 as of December 31, 2017 and 2016, respectively.

(e)    In December 2003, the Company formed a special purpose entity ("Entity") to issue $7,500,000 of floating rate obligated mandatory redeemable trust preferred securities as part of a pooled offering.  The rate was determined quarterly and floated based on the 3 month LIBOR plus 2.80 percent.   The Entity may redeem them, in whole or in part, at face value after December 17, 2008, and on a quarterly basis thereafter.  The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable.  Debt issue costs of $75,000 have been capitalized and fully amortized as of December 31, 2008.  Under current accounting rules, the Company's minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet.  The Entity is not consolidated as part of the Company's consolidated financial statements.
(f)    Term Loans consist of separate loans with the FHLB of Pittsburgh as follows (in thousands):

		December 31,	December 31,
Interest Rate	Maturity	2017	2016
Fixed:
2.29%	October 2, 2017		2,000
2.72%	July 12, 2018	1,000	1,000
1.87%	February 4, 2019	2,000	2,000
2.61%	February 3, 2021	2,000	2,000
3.52%	July 12, 2021	2,000	2,000
2.37%	August 20, 2021	2,800	2,800
2.08%	January 6, 2022	4,725	4,725
Total term loans		$14,525	$16,525
Following are maturities of borrowed funds as of December 31, 2017 (in thousands):
2018	$100,025
2019	2,000
2020	580
2021	7,334
2022	4,725
Thereafter	-
Total borrowed funds	$114,664
10. EMPLOYEE BENEFIT PLANS
Noncontributory Defined Benefit Pension Plan
The Bank sponsors a trusteed, noncontributory defined benefit pension plan covering substantially all employees and officers hired prior to January 1, 2007. Additionally, the Bank assumed the noncontributory defined benefit pension plan of FNB when it was acquired during 2015. The FNB plan was frozen prior to the acquisition and therefore, no additional benefits will accrue for employees covered under that plan. These two plans are collectively referred to herein as "the Plans".  The pension plans call for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank and compensation rates during employment. Upon retirement or other termination of employment, employees can elect either an annuity benefit or a lump sum distribution of vested benefits in the pension plan. The Bank's funding policy is to make annual contributions, if needed, based upon the funding formula developed by the pension plans' actuary. For the years ended December 31, 2017, 2016 and 2015, contributions to the pension plans totaled $3,000,000, $818,000 and $400,000, respectively.

In lieu of the pension plan, employees with a hire date of January 1, 2007 or later are eligible to receive, after meeting length of service requirements, an annual discretionary 401(k) plan contribution from the Bank equal to a percentage of an employee's base compensation.  The contribution amount is placed in a separate account within the 401(k) plan and is subject to a vesting requirement. Contributions by the Company totaled $133,000, $82,000 and $61,000 for 2017, 2016 and 2015, respectively.
The following table sets forth the obligation and funded status as of December 31 (in thousands):
	2017	2016

Change in benefit obligation
Benefit obligation at beginning of year	$18,603	$17,809
Service cost	349	345
Interest cost	671	692
Actuarial (Gain) / Loss	1,015	439
Benefits paid	(805)	(682)
Benefit obligation at end of year	19,833	18,603

Change in plan assets
Fair value of plan assets at beginning of year	15,786	14,786
Actual return (loss) on plan assets	2,011	864
Employer contribution	3,000	818
Benefits paid	(805)	(682)
Fair value of plan assets at end of year	19,992	15,786

Funded status	$159	$(2,817)
Amounts not yet recognized as a component of net periodic pension cost as of December 31 (in thousands):

Amounts recognized in accumulated other
comprehensive loss consists of:	2017	2016
Net loss	$4,088	$4,263
Prior service cost	(127)	(175)
Total	$3,961	$4,088
The accumulated benefit obligation for the defined benefit pension plan was $19,833,000 and $18,603,000 at December 31, 2017 and 2016, respectively.
The components of net periodic benefit costs for the years ended December 31 are as follows (in thousands):
	2017	2016	2015

Service cost	$349	$345	$352
Interest cost	671	692	424
Return on plan assets	(1,094)	(1,034)	(791)
Net amortization and deferral	224	219	205
Net periodic benefit cost	$150	$222	$190
The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost (income) in 2018 is $233,000 and $(48,000), respectively.
The weighted-average assumptions used to determine benefit obligations at December 31, 2017 and 2016 is summarized in the following table. The change in the discount rate is the primary driver of the actuarial loss that occurred in 2017 of $1,015,000.

	2017	2016
Discount rate	3.35%	3.78%
Rate of compensation increase	3.00%	3.00%
The weighted-average assumptions used to determine net periodic benefit cost (income) for the year ended December 31:
	2017	2016	2015
Discount rate	3.78%	3.94%	3.61%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.00%	3.00%	3.00%
The long-term rate of return on plan assets gives consideration to returns currently being earned on plan assets as well as future rates expected to be earned.  The investment objective is to maximize total return consistent with the interests of the participants and beneficiaries, and prudent investment management.  The allocation of the pension plan assets is determined on the basis of sound economic principles and is continually reviewed in light of changes in market conditions.  Asset allocation favors equity securities, with a target allocation of 50-70%.  The target allocation for debt securities is 30-50%.  At December 31, 2017, the pension plan had a sufficient cash and money market position in order to re-allocate the equity portfolio for diversification purposes and reduce risk in the total portfolio.  The following table sets forth by level, within the fair value hierarchy as defined in footnote 17, the Plan's assets at fair value as of December 31, 2016 and 2017 (in thousands):
2017	Level I	Level II	Level III	Total	Allocation
Assets
Cash and cash equivalents	$3,827	$-	$-	$3,827	19.1%
Equity Securities	6,018	-	-	6,018	30.1%
Mutual Funds and ETF's	6,090	-	-	6,090	30.5%
Corporate Bonds	-	3,469	-	3,469	17.4%
Municipal Bonds		105		105	0.5%
U.S. Agency Securities	-	483	-	483	2.4%
Certificate of deposit	-	-	-	-	0.0%
Total	$15,935	$4,057	$-	$19,992	100.0%

2016	Level I	Level II	Level III	Total	Allocation
Assets
Cash and cash equivalents	$863	$-	$-	$863	5.5%
Equity securities	5,404	-	-	5,404	34.1%
Mutual funds and ETF's	5,235	-	-	5,235	33.2%
Corporate bonds	-	3,641	-	3,641	23.1%
Municipal bonds		107		107	0.7%
U.S. Agency securities	-	536	-	536	3.4%
Total	$11,502	$4,284	$-	$15,786	100.0%
Equity securities include the Company's common stock in the amounts of $684,000 (3.4% of total plan assets) and $548,000 (3.5% of total plan assets) at December 31, 2017 and 2016, respectively.
Due to the contributions made in 2017, the Bank does not expect to contribute to its pension plans in 2018.  Expected future benefit payments that the Bank estimates from its pension plan are as follows (in thousands):
2018	$629
2019	1,896
2020	1,599
2021	1,421
2022	843
2023 - 2027	7,805

Defined Contribution Plan
The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company's contributions vest immediately.  Contributions by the Company totaled $388,000, $351,000 and $285,000 for 2017, 2016 and 2015, respectively.
Directors' Deferred Compensation Plan
The Company's directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the deferred compensation plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the deferred compensation plan are not guaranteed and represent a general liability of the Company.  As of December 31, 2017 and 2016, an obligation of $928,000 and $940,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Amounts included in interest expense on the deferred amounts totaled $19,000, $15,000 and $22,000 for the years ended December 31, 2017, 2016 and 2015, respectively.
Restricted Stock Plan
The Company maintains a Restricted Stock Plan (the Plan) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company's common stock and maybe subject to certain vesting requirements including in the case of employees, continuous employment or service with the Company.  In April of 2016, the Company's shareholders authorized a total of 150,000 shares of the Company's common stock to be made available under the Plan. As of December 31, 2017, 141,408 shares remain available to be issued under the Plan. The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.
The following table details the vesting, awarding and forfeiting of restricted shares during 2017:
	2017
		Weighted
		Average
	Shares	Market Price
Outstanding, beginning of year	8,471	$49.10
Granted	4,482	53.84
Forfeited	(43)	48.56
Vested	(4,127)	49.78
Outstanding, end of year	8,783	$51.20
Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.  Compensation expense related to restricted stock was $214,000, $193,000 and $172,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The per share weighted-average grant-date fair value of restricted shares granted during 2017, 2016 and 2015 was $53.84, $48.13 and $49.02, respectively.  At December 31, 2017, the total compensation cost related to nonvested awards that has not yet been recognized was $450,000, which is expected to be recognized over the next 3 years.
Supplemental Executive Retirement Plan
The Company maintains a non-qualified supplemental executive retirement plan ("SERP") for certain executives to compensate those executive participants in the Company's noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law.  At December 31, 2017 and 2016, an obligation of $1,571,000 and $1,460,000, respectively, was included in other liabilities for the SERP in the Consolidated Balance Sheet.  Expenses related to the SERP totaled $111,000, $121,000 and $141,000 for the years ended December 31, 2017, 2016 and 2015.

Salary Continuation Plan
The Company maintains a salary continuation plan for certain employees acquired through the acquisition of the FNB.  At December 31, 2017 and 2016 an obligation of $716,000 and $720,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet.  Expenses related to the salary continuation plan totaled $54,000 and $62,000 for the years ended December 31, 2017 and 2016, respectively. There were no expenses related to this plan during the year ended December 31, 2015.
Continuation of Life Insurance Plan
The Company, as part of the acquisition of FNB, has promised a continuation of life insurance coverage to certain persons post-retirement. GAAP requires the recording of post-retirement costs and a liability equal to the present value of the cost of post-retirement insurance during the person's term of service. The estimated present value of future benefits to be paid totaled $578,000 and $569,000 at December 31, 2017 and 2016, respectively, which is included in other liabilities in the Consolidated Balance Sheet. Expenses for the plan total $9,000 during 2017. There were no expenses related to this plan during the years ended December 31, 2016 and 2015.
11. INCOME TAXES
The provision for income taxes consists of the following (in thousands):
	Year Ended December 31,
	2017	2016	2015
Currently payable	$4,583	$2,672	$2,913
Change in corporate tax rate	1,531	-	-
Deferred tax	(83)	362	(192)
Provision for income taxes	$6,031	$3,034	$2,721
The following temporary differences gave rise to the net deferred tax asset and liabilities at December 31, 2017 and 2016, respectively (in thousands):

	2017	2016
Deferred tax assets:
Allowance for loan losses	$3,058	$4,518
Deferred compensation	464	757
Merger & acquisition costs	7	16
Allowance for losses on available-for-sale securities	6	250
Pension and other retirement obligation	297	1,454
Interest on non-accrual loans	917	1,259
Incentive plan accruals	324	421
Other real estate owned	108	152
Unrealized losses on available-for-sale securities	71	-
Low income housing tax credits	64	94
NOL carry forward	339	709
AMT Credit Carryforward	8	8
Other	117	156
Total	$5,780	$9,794

Deferred tax liabilities:
Premises and equipment	$(623)	$(998)
Investment securities accretion	(66)	(189)
Loan fees and costs	(257)	(369)
Goodwill and core deposit intangibles	(2,200)	(3,573)
Mortgage servicing rights	(146)	(233)
Unrealized gains on available-for-sale securities	-	(673)
Other	(7)	(17)
Total	(3,299)	(6,052)
Deferred tax asset, net	$2,481	$3,742
No valuation allowance was established at December 31, 2017 and 2016, due to the Company's ability to carryback to taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company's earnings potential.
The total provision for income taxes is different from that computed at the statutory rates due to the following items (in thousands):
	Year Ended December 31,
	2017	2016	2015
Provision at statutory rates on
pre-tax income	$6,505	$5,328	$4,878
Effect of tax-exempt income	(1,710)	(1,943)	(1,915)
Low income housing tax credits	(141)	(198)	(198)
Bank owned life insurance	(225)	(234)	(214)
Nondeductible interest	54	55	61
Nondeductible merger and acquisition expenses	-	-	102
Change in tax rate	1,531	-	-
Other items	17	26	7
Provision for income taxes	$6,031	$3,034	$2,721
Statutory tax rates	34%	34%	34%
Effective tax rates	31.6%	19.4%	19.0%
The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exception, the Company's federal and state income tax returns for taxable years through 2013 have been closed for purposes of examination by the federal and state taxing authorities.

Investments in Qualified Affordable Housing Projects
As of December 31, 2017 and 2016, the Company was invested in four partnerships that provide affordable housing. The balance of the investments, which is included within other assets in the Consolidated Balance Sheet, was $541,000 and $700,000 as of December 31, 2017 and 2016, respectively. Investments purchased prior to January 1, 2015, are accounted for utilizing the effective yield method. As of December 31, 2017, the Company has $705,000 of tax credits remaining that will be recognized over five years. Tax credits of $141,000, $198,000 and $198,000 were recognized as a reduction of tax expense during 2017, 2016 and 2015, respectively. Included within other expenses on the Consolidated Statement of Income was $159,000, $259,000 and $259,000 of amortization of the investments in qualified affordable housing projects for 2017, 2016 and 2015, respectively.
12. OTHER COMPREHENSIVE INCOME
The components of accumulated other comprehensive loss, net of tax, as of December 31, were as follows (in thousands):
	2017	2016
Net unrealized gain on securities available for sale	$(340)	$1,979
Tax effect	71	(673)
Net -of-tax amount	(269)	1,306

Unrecognized pension costs	(3,961)	(4,088)
Tax effect	832	1,390
Net -of-tax amount	(3,129)	(2,698)

Total accumulated other comprehensive income	$(3,398)	$(1,392)
The following tables present the changes in accumulated other comprehensive loss by component net of tax for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2014	$3,093	$(2,326)	$767
Other comprehensive income (loss) before reclassifications (net of tax)	(606)	(249)	(855)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(283)	135	(148)
Net current period other comprehensive income (loss)	(889)	(114)	(1,003)
Balance as of December 31, 2015	$2,204	$(2,440)	$(236)

Balance as of December 31, 2015	$2,204	$(2,440)	$(236)
Other comprehensive income (loss) before reclassifications (net of tax)	(730)	(403)	(1,133)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(168)	145	(23)
Net current period other comprehensive income (loss)	(898)	(258)	(1,156)
Balance as of December 31, 2016	$1,306	$(2,698)	$(1,392)

Balance as of December 31, 2016	$1,306	$(2,698)	$(1,392)
Other comprehensive income (loss) before reclassifications (net of tax)	(847)	(65)	(912)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(683)	148	(535)
Net current period other comprehensive income (loss)	(1,530)	83	(1,447)
Change in other comprehensive income due to change
in the federal tax rate	(45)	(514)	(559)
Balance as of December 31, 2017	$(269)	$(3,129)	$(3,398)

(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheet.
The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the years ended December 31, 2017, 2016 and 2015:
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)			Affected line item in the Consolidated Statement of Income
	December 31,
	2017	2016	2015
Unrealized gains and losses on available for sale securities
	$1,035	$255	$429	Investment securities gains, net
	(352)	(87)	(146)	Provision for income taxes
	$683	$168	$283	Net of tax

Defined benefit pension items
	$(224)	$(219)	$(205)	Salaries and employee benefits
	76	74	70	Provision for income taxes
	$(148)	$(145)	$(135)	Net of tax
Total reclassifications	$535	$23	$148

(a) Amounts in parentheses indicate debits
13. RELATED PARTY TRANSACTIONS
Certain executive officers and directors of the Company, or companies in which they have 10 percent or more beneficial ownership, were indebted to the Bank.  Such loans were made in the ordinary course of business at the Bank's normal credit terms and do not present more than a normal risk of collection.  A summary of loan activity for the years ended December 31, 2017 and 2016 with officers, directors, stockholders and associates of such persons is listed below (in thousands):

	Year Ended December 31,
	2017	2016
Balance, beginning of year	$5,570	$5,343
New loans	4,161	4,512
Repayments	(5,146)	(4,285)
Balance, end of year	$4,585	$5,570
14. REGULATORY MATTERS
Dividend Restrictions:
The approval of the Federal Reserve Board (FRB) is required for the Bank to pay dividends to the Company if the total of all dividends declared in any calendar year exceeds the Bank's net income (as defined) for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2018 without approval of the FRB or Pennsylvania Department of Banking of approximately $12,397,000, plus the Bank's 2018 year-to-date net income at the time of the dividend declaration.
Loans:
The Bank is subject to regulatory restrictions which limit its ability to loan funds to the Company.  At December 31, 2017, the Bank's regulatory lending limit amounted to approximately $19,287,000.
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
As of December 31, 2017 and 2016, the FRB categorized the Company and the Bank as well capitalized, under the regulatory framework for prompt corrective action.  To be categorized as a well capitalized financial institution, Total risk-based, Tier I risk-based, Common Equity Tier I risk based and Tier I leverage capital ratios must be at least 10%, 8%, 6.5% and 5%, respectively.
The Company and Bank's computed risk‑based capital ratios are as follows as of December 31, 2017 and 2016 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$128,578	13.20%	$77,906	8.00%	$97,383	10.00%
Bank	$122,469	12.58%	$77,852	8.00%	$97,315	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$117,224	12.04%	$58,430	6.00%	$77,906	8.00%
Bank	$111,114	11.42%	$58,389	6.00%	$77,852	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$109,724	11.27%	$43,822	4.50%	$63,299	6.50%
Bank	$111,114	11.42%	$43,792	4.50%	$63,255	6.50%
Tier 1 Capital (to Average Assets):
Company	$117,224	9.18%	$51,085	4.00%	$63,857	5.00%
Bank	$111,114	8.71%	$51,023	4.00%	$63,778	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$121,717	14.93%	$65,217	8.00%	$81,522	10.00%
Bank	$117,537	14.46%	$65,020	8.00%	$81,275	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$112,599	13.81%	$48,913	6.00%	$65,217	8.00%
Bank	$108,419	13.34%	$48,765	6.00%	$65,020	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$105,099	12.89%	$36,685	4.50%	$52,989	6.50%
Bank	$108,419	13.34%	$36,574	4.50%	$52,829	6.50%
Tier 1 Capital (to Average Assets):
Company	$112,599	9.46%	$47,586	4.00%	$59,483	5.00%
Bank	$108,419	9.13%	$39,006	4.00%	$48,757	5.00%
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
Credit Extension Commitments
The Company's exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments, whose contract amounts represent credit risk at December 31, 2017 and 2016, are as follows (in thousands):

	2017	2016
Commitments to extend credit	$188,482	$206,505
Standby letters of credit	15,244	14,955
	$203,726	$221,460
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
The Company also offers limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use.  The non-contractual amount of financial instruments with off-balance sheet risk at December 31, 2017 was $9,335,000.  The Company reserves the right to discontinue this service without prior notice.
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
16. OPERATING LEASES
The following schedule shows future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 2017 (in thousands):
2018	$324
2019	327
2020	219
2021	171
2022	158
Thereafter	141
Total	$1,340
The Company's operating lease obligations represent short and long-term lease and rental payments for facilities. Total rental expense for all operating leases for the years ended December 31, 2017, 2016 and 2015 were $351,000, $289,000 and $175,000, respectively.
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
The following tables present the assets reported on the consolidated balance sheet at their fair value on a recurring basis as of December 31, 2017 and 2016 (in thousands) by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
2017	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. Agency securities	$-	$98,887	$-	$98,887
U.S. Treasuries securities	28,604	-	-	28,604
Obligations of state and
political subdivisions	-	79,090	-	79,090
Corporate obligations	-	3,083	-	3,083
Mortgage-backed securities in
government sponsored entities	-	45,027	-	45,027
Equity securities in financial institutions	91	-	-	91

2016	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. Agency securities	$-	$170,414	$-	$170,414
U.S. Treasuries securities	3,000	-	-	3,000
Obligations of state and
political subdivisions	-	96,926	-	96,926
Corporate obligations	-	3,050	-	3,050
Mortgage-backed securities in
government sponsored entities	-	37,728	-	37,728
Equity securities in financial institutions	2,899	-	-	2,899

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
Assets measured at fair value on a nonrecurring basis as of December 31, 2017 and 2016 (in thousands) are included in the table below:
2017	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$1,569	$1,569
Other real estate owned	-	-	1,024	1,024

2016	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$2,033	$2,033
Other real estate owned	-	-	839	839
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
Quantitative Information about Level 3 Fair Value Measurements
2017	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	$1,569	Appraised Collateral Values	Discount for time since appraisal	0-100%	30.83%
			Selling costs	5%-9%	8.35%
			Holding period	6 - 12 months	11 months

Other real estate owned	$1,024	Appraised Collateral Values	Discount for time since appraisal	15-65%	26.26%

2016	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	$2,033	Appraised Collateral Values	Discount for time since appraisal	0-65%	28.98%
			Selling costs	5%-9%	7.56%
			Holding period	6 - 12 months	11 months

Other real estate owned	$839	Appraised Collateral Values	Discount for time since appraisal	10-67%	25.45%
The fair values of the Company's financial instruments are as follows (in thousands):
	Carrying
December 31, 2017	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$18,517	$18,517	$18,517	$-	$-
Interest bearing time deposits with other banks	10,283	10,287	-	-	10,287
Available-for-sale securities	254,782	254,782	28,695	226,087	-
Loans held for sale	1,439	1,439	1,439
Net loans	989,335	981,238	-	-	981,238
Bank owned life insurance	26,883	26,883	26,883	-	-
Regulatory stock	6,784	6,784	6,784	-	-
Accrued interest receivable	4,196	4,196	4,196	-	-

Financial liabilities:
Deposits	$1,104,943	$1,101,583	$838,490	$-	$263,093
Borrowed funds	114,664	113,452	77,650	-	35,802
Accrued interest payable	897	897	897	-	-

	Carrying
December 31, 2016	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$17,754	$17,754	$17,754	$-	$-
Interest bearing time deposits with other banks	6,955	6,960	-	-	6,960
Available-for-sale securities	314,017	314,017	5,899	308,118	-
Loans held for sale	1,827	1,827	1,827
Net loans	790,725	797,184	-	-	797,184
Bank owned life insurance	26,223	26,223	26,223	-	-
Regulatory stock	5,306	5,306	5,306	-	-
Accrued interest receivable	4,089	4,089	4,089	-	-

Financial liabilities:
Deposits	$1,005,503	$1,004,072	$740,889	$-	$263,183
Borrowed funds	79,662	77,425	41,330	-	36,095
Accrued interest payable	720	720	720	-
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
18. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
The following is condensed financial information for Citizens Financial Services, Inc.:

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED BALANCE SHEET

	December 31,
(in thousands)	2017	2016
Assets:
Cash	$6,238	$2,245
Available-for-sale securities	91	2,735
Investment in subsidiary:
First Citizens Community Bank	130,402	125,973
Other assets	369	564
Total assets	$137,100	$131,517

Liabilities:
Other liabilities	$589	$749
Borrowed funds	7,500	7,500
Total liabilities	8,089	8,249
Stockholders' equity	129,011	123,268
Total liabilities and stockholders' equity	$137,100	$131,517

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED STATEMENT OF INCOME
	Year Ended December 31,
(in thousands)	2017	2016	2015
Dividends from:
Bank subsidiary	$7,507	$5,842	$5,582
Equity securities	60	92	71
Total income	7,567	5,934	5,653
Realized securities gains	1,021	31	76
Expenses	824	463	892
Income before equity
in undistributed earnings
of subsidiary	7,764	5,502	4,837
Equity in undistributed
earnings - First Citizens Community Bank	5,261	7,136	6,789
Net income	$13,025	$12,638	$11,626
Comprehensive income	$11,578	$11,482	$10,623

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED STATEMENT OF CASH FLOWS
	Year Ended December 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$13,025	$12,638	$11,626
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(5,261)	(7,136)	(6,789)
Investment securities gains, net	(1,021)	(31)	(76)
Other, net	629	230	322
Net cash provided by operating activities	7,372	5,701	5,083
Cash flows from investing activities:
Purchases of available-for-sale securities	(94)	(1)	(901)
Proceeds from the sale of available-for-sale securities	2,828	201	113
Net cash provided by (used in) investing activities	2,734	200	(788)
Cash flows from financing activities:
Cash dividends paid	(5,177)	(5,081)	(5,151)
Purchase of treasury stock	(979)	(3,227)	(2,455)
Reissuance of treasury stock to employee stock purchase plan	43	59	-
Purchase of restricted stock	-	-	(7)
Net cash used in financing activities	(6,113)	(8,249)	(7,613)
Net decrease in cash	3,993	(2,348)	(3,318)
Cash at beginning of year	2,245	4,593	7,911
Cash at end of year	$6,238	$2,245	$4,593
19. CONSOLIDATED CONDENSED QUARTERLY DATA (UNAUDITED)
The following table presents summarized quarterly financial data for 2017 and 2016:
(in thousands, except per share data)		Three Months Ended,
2017	Mar 31	June 30	Sep 30	Dec 31
Interest income	$11,300	$11,778	$12,120	$12,895
Interest expense	1,303	1,374	1,503	1,659
Net interest income	9,997	10,404	10,617	11,236
Provision for loan losses	615	625	500	800
Non-interest income	1,863	1,865	1,912	1,981
Investment securities gains, net	172	23	9	831
Non-interest expenses	7,191	7,166	7,247	7,710
Income before provision for income taxes	4,226	4,501	4,791	5,538
Provision for income taxes	923	1,033	1,141	2,934
Net income	$3,303	$3,468	$3,650	$2,604
Earnings Per Share Basic	$0.94	$1.00	$1.05	$0.75
Earnings Per Share Diluted	$0.94	$1.00	$1.05	$0.75

		Three Months Ended,
2016	Mar 31	June 30	Sep 30	Dec 31
Interest income	$10,462	$10,426	$10,948	$11,169
Interest expense	1,257	1,255	1,236	1,293
Net interest income	9,205	9,171	9,712	9,876
Provision for loan losses	135	135	500	750
Non-interest income	1,889	1,855	1,908	1,992
Investment securities gains, net	27	128	-	100
Non-interest expenses	6,912	7,301	7,200	7,258
Income before provision for income taxes	4,074	3,718	3,920	3,960
Provision for income taxes	791	687	767	789
Net income	$3,283	$3,031	$3,153	$3,171
Earnings Per Share Basic	$0.93	$0.86	$0.90	$0.91
Earnings Per Share Diluted	$0.93	$0.86	$0.90	$0.91
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
The Company recorded goodwill and other intangibles associated with the purchase of FNB totaling $12,814,000.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Company did not recognize any impairment from December 11, 2015 to December 31, 2017. None of the goodwill acquired is expected to be deductible for tax purposes.
Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. For the period from December 11, 2015 to December 31, 2017, no such adjustments were recorded.  The identifiable intangible assets consist of a core deposit intangible, covenant not to compete intangible and MSRs which are being amortized on an accelerated basis over the useful life of such assets. See footnote 6 for additional information on the identifiable intangible assets.

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
21. ACQUISITION OF STATE COLLEGE BRANCH
In the second quarter of 2017, the Company announced the signing of a purchase and assumption agreement to acquire the full service branch in State College of S&T Bank. The transaction closed on December 8, 2017, and the Bank paid consideration of $1,044,000, which was based on the average deposit balances for the 30 days prior to the branch merging into First Citizens Community Bank. The acquisition established the Company's presence in the Centre County, Pennsylvania market.
 The acquired assets and assumed liabilities were measured at estimated fair values. Management made significant estimates and exercised significant judgment in accounting for the acquisition.  Management measured loan fair values based on loan file reviews, appraised collateral values, expected cash flows, and historical loss factors of S&T. The Bank also recorded an identifiable intangible asset representing the core deposit base of the branch based on management's evaluation of the cost of such deposits relative to alternative funding sources.
 The business combination resulted in the acquisition of loans without evidence of credit quality deterioration. Loans without evidence of credit deterioration were fair valued by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value.  Additionally, consideration was given to management's best estimates of default rates and pre-payment speeds.
The following table summarizes the purchase of the branch as of December 7, 2017:
(In Thousands)
Purchase Price Consideration in cash		$1,044
Net Assets Acquired for cash
Loans, interest, PP&E less deposits, interest and escrow payable		3,509
Total cash consideration		4,553
Net Assets Acquired for cash	$3,509
Adjustments to reflect assets acquired at fair value:
Loans
Interest rate	(522)
General credit	(740)
Core deposit intangible	145
Adjustments to reflect liabilities acquired at fair value:
Time deposits	(46)
Acquired net assets at fair value		2,346
Goodwill resulting from acquisition		$2,207

The following condensed statement reflects the amounts recognized as of the acquisition date for each major class of asset acquired and liability assumed:
(In Thousands)
Total purchase price		$4,553
Net assets acquired:
Cash and cash equivalents	$154
Loans	39,847
Premises and equipment, net	86
Accrued interest receivable	74
Intangibles	145
Deposits	(37,880)
Accrued interest payable	(29)
Other liabilities	(51)
		2,346
Goodwill resulting from the branch acquisition		$2,207
The Company recorded goodwill and other intangibles associated with the purchase of the branch totaling $2,352,000.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Company did not recognize any impairment from December 8, 2017 to December 31, 2017.
Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. For the period from December 8, 2017 to December 31, 2017, no such adjustments were recorded.  The identifiable intangible assets consist of a core deposit intangible. See footnote 6 for additional information on the identifiable intangible assets.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. Management's assessment did not identify any material weaknesses in the Company's internal control over financial reporting.
 In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.  Because there were no material weaknesses discovered, management believes that, as of December 31, 2017, the Company's internal control over financial reporting was effective.
The Company's independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effective operation of the Company's internal control over financial reporting as of December 31, 2017, a copy of which is included in this Annual Report on Form 10-K.

/s/ Randall E. Black
By: Randall E. Black
Chief Executive Officer and President
 (Principal Executive Officer)
Date: March 8, 2018

/s/ Mickey L. Jones
 By: Mickey L. Jones
Treasurer
 (Principal Financial & Accounting Officer)
Date: March 8, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Citizens Financial Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Citizens Financial Services, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016; the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017; and the related notes to the consolidated financial statements (collectively, the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 8, 2018, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 1994.

/s/S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania
March 8, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Citizens Financial Services, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Citizens Financial Services, Inc. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, of the Company and our report dated March 8, 2018, expressed an unqualified opinion.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management's Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania
March 8, 2018

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
There were no changes in the Company's internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B – OTHER INFORMATION.
None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
            For information relating to the directors of the Company, the section captioned "Proposal 1. Election of Directors" in the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders (the "2018 Proxy Statement") is incorporated by reference.
Executive Officers
            For information relating to officers of the Company, the section captioned "Proposal 1. Election of Directors" in the 2018 Proxy Statement is incorporated by reference.
Compliance with Section 16(a) of the Exchange Act
            For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned "Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2018 Proxy Statement is incorporated by reference.
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
Corporate Governance
            For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned "Corporate Governance – Committees of the Board of Directors" in the Company's 2018 Proxy Statement is incorporated by reference.

ITEM 11 – EXECUTIVE COMPENSATION
Executive Compensation
            For information regarding executive and director compensation, the sections captioned "Director Compensation", "Executive Compensation", "Compensation Discussion and Analysis" and "Compensation Committee Report" in the Company's 2018 Proxy Statement are incorporated by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in the Company's 2018 Proxy Statement.

(b)	Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in the Company's 2018 Proxy Statement.

(c)	Changes in Control
Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information
The following table sets forth information as of December 31, 2017 about Company common stock that may be issued under the Company's 2017 Restricted Stock Plan.  The plan was approved by the Company's stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	n/a	n/a	141,408

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	n/a	n/a	141,408

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
            For information regarding certain relationships and related transactions, the section captioned "Other Information Relating to Directors and Executive Officers - Transactions with Related Persons" in the Company's 2018 Proxy Statement is incorporated by reference.
Director Independence
            For information regarding director independence, the section captioned "Corporate Governance – Director Independence" in the Company's 2018 Proxy Statement is incorporated by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
For information regarding the principal accountant fees and expenses the section captioned "Audit – Related Matters" in the Company's 2018 Proxy Statement is incorporated by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)  The following documents are filed as a part of this report:
    1.  The following financial statements are incorporated by reference in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2017 and 2016
Consolidated Statement of Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2017, 2016 and  2015
 Consolidated Statement of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

    2.  All financial statement schedules are omitted because the required information is either not applicable, not required or is  shown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection  (a)(1) of this item.
    3. The following Exhibits are filed herewith, or incorporated by reference as a part of this report.
3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended(1)
3.2	Bylaws of Citizens Financial Services, Inc.(2)
4	Instrument defining the rights of security holders (3)
10.1	*Amended and Restated Executive Employment Agreement between Citizens Financial Services, Inc., First Citizens Community Bank and Randall E. Black(4)
10.2	*Citizens Financial Services, Inc. Directors' Deferred Compensation Plan(5)
10.3	*Citizens Financial Services, Inc. Directors' Life Insurance Program(6)
10.4	*Citizens Financial Services, Inc. 2006 Restricted Stock Plan(7)
10.5	*Form of Award Agreement for Citizens Financial Services, Inc. 2006 Restricted Stock Plan(8)
10.6	*Supplemental Executive Retirement Plan(9)
10.7	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Terry B. Osborne (10)
10.8	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Mickey L. Jones (11)
10.9	*First Citizens Community Bank Annual Incentive Plan (12)
10.10	*First Citizens Community Bank Endorsement Split-Dollar Life Insurance Plan (13)
10.11	Citizens Financial Services, Inc. 2016 Equity Incentive Plan (14)
10.12	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Jeffrey L. Wilson (15)

10.13	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Jeffrey B. Carr (16)
21	List of Subsidiaries
23	Consent of S.R. Snodgrass, P.C., Independent Registered Public Accountants
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders' Equity, (v) the Consolidated Statement of Cash Flows and (vi) related notes.

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
(6)                   Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 15, 2005.
(7)                   Incorporated by reference to Exhibit 4.1 to the Company's Form S-8, as filed with the Commission on August 29, 2006.
(8)                   Incorporated by reference to Exhibits 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 9, 2012.
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

(12)                 Incorporated by reference to Exhibits 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed with the Commission on August 8, 2013.
(13)                 Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the Commission on January 7, 2015.
(14)                 Incorporated by reference to Exhibit A to the Company's definitive proxy statements for the 2016 Annual Meeting of Shareholders, as filed with the Commission on March 10, 2016.
(15)                 Incorporated by reference to Exhibit 99.1 to the Company's Form 8-K, as filed with the Commission on December 22, 2016.
(16)                 Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on December 21, 2017.

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
Date: March 8, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Capacity	Date
/s/ Randall E. Black Randall E. Black, Chief Executive Officer, President and Director (Principal Executive Officer)	March 8, 2018
/s/ Mickey L. Jones Mickey L. Jones, Treasurer and Chief Financial Officer (Principal Financial & Accounting Officer)	March 8, 2018
/s/ R. Lowell Coolidge R. Lowell Coolidge, Director	March 8, 2018
/s/ Rudolph J. van der Hiel Rudolph J. van der Hiel, Director	March 8, 2018
/s/ Robert W. Chappell Robert W. Chappell, Director	March 8, 2018
/s/ R. Joseph Landy R. Joseph Landy, Director	March 8, 2018
/s/ Roger C. Graham, Jr. Roger C. Graham, Director	March 8, 2018
/s/ E. Gene Kosa E. Gene Kosa, Director	March 8, 2018
/s/ Rinaldo A. DePaola Rinaldo A. DePaola, Director	March 8, 2018
/s/ Thomas E. Freeman Thomas E. Freeman, Director	March 8, 2018
/s/ Alletta M. Schadler Alletta M. Schadler, Director	March 8, 2018
/s/ David Z. Richards, Jr. David Z. Richards, Jr., Director	March 8, 2018