Form 10-Q
period 2018-03-31
CITIZENS FINANCIAL SERVICES INC
filed 2018-05-10
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10‑Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
Or

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

The number of outstanding shares of the Registrant's Common Stock, as of May 2, 2018, was 3,481,687.

Citizens Financial Services, Inc.
Form 10-Q

INDEX

		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheet as of March 31,2018 and December 31, 2017	1
	Consolidated Statement of Income for the Three Months Ended March 31, 2018 and 2017	2
	Consolidated Statement of Comprehensive Income for the Three Months ended March 31, 2018 and 2017	3
	Consolidated Statement of Cash Flows for the Three Months ended March 31, 2018 and 2017	4
	Notes to Consolidated Financial Statements	5-31
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32-51
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	54

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	52-53
	Signatures	54

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	December 31,
(in thousands except share data)	2018	2017
ASSETS:
Cash and due from banks:
Noninterest-bearing	$10,141	$16,347
Interest-bearing	2,334	2,170
Total cash and cash equivalents	12,475	18,517
Interest bearing time deposits with other banks	10,532	10,283
Equity securities	188	-
Available-for-sale debt securities	251,340	254,782
Loans held for sale	233	1,439

Loans (net of allowance for loan losses:
2018, $11,587 and 2017, $11,190)	1,020,151	989,335

Premises and equipment	16,378	16,523
Accrued interest receivable	4,283	4,196
Goodwill	23,296	23,296
Bank owned life insurance	27,035	26,883
Other intangibles	1,856	1,953
Other assets	14,716	14,679

TOTAL ASSETS	$1,382,483	$1,361,886

LIABILITIES:
Deposits:
Noninterest-bearing	$173,124	$171,840
Interest-bearing	942,029	933,103
Total deposits	1,115,153	1,104,943
Borrowed funds	124,121	114,664
Accrued interest payable	867	897
Other liabilities	12,492	12,371
TOTAL LIABILITIES	1,252,633	1,232,875
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000: none issued in 2018 or
2017	-	-
Common stock
$1.00 par value; authorized 15,000,000 shares; issued 3,869,939
at March 31, 2018 and December 31, 2017	3,870	3,870
Additional paid-in capital	51,113	51,108
Retained earnings	92,713	89,982
Accumulated other comprehensive income	(4,977)	(3,398)
Treasury stock, at cost: 388,177 shares at March 31, 2018
and 383,065 shares at December 31, 2017	(12,869)	(12,551)
TOTAL STOCKHOLDERS' EQUITY	129,850	129,011
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,382,483	$1,361,886

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended
	March 31,
(in thousands, except share and per share data)	2018	2017
INTEREST INCOME:
Interest and fees on loans	$11,861	$9,717
Interest-bearing deposits with banks	58	35
Investment securities:
Taxable	800	804
Nontaxable	527	668
Dividends	137	76
TOTAL INTEREST INCOME	13,383	11,300
INTEREST EXPENSE:
Deposits	1,316	1,045
Borrowed funds	647	258
TOTAL INTEREST EXPENSE	1,963	1,303
NET INTEREST INCOME	11,420	9,997
Provision for loan losses	500	615
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	10,920	9,382
NON-INTEREST INCOME:
Service charges	1,104	1,058
Trust	251	221
Brokerage and insurance	181	191
Gains on loans sold	72	101
Equity security gains, net	6	-
Available for sale security gains, net	-	172
Earnings on bank owned life insurance	152	166
Other	140	126
TOTAL NON-INTEREST INCOME	1,906	2,035
NON-INTEREST EXPENSES:
Salaries and employee benefits	4,835	4,366
Occupancy	592	527
Furniture and equipment	142	139
Professional fees	295	310
FDIC insurance	100	105
Pennsylvania shares tax	300	281
Amortization of intangibles	76	76
ORE expenses	138	90
Other	1,354	1,297
TOTAL NON-INTEREST EXPENSES	7,832	7,191
Income before provision for income taxes	4,994	4,226
Provision for income taxes	747	923
NET INCOME	$4,247	$3,303

PER COMMON SHARE DATA:
Net Income - Basic	$1.22	$0.94
Net Income - Diluted	$1.22	$0.94
Cash Dividends Paid	$0.435	$0.405

Number of shares used in computation - basic	3,478,280	3,479,180
Number of shares used in computation - diluted	3,478,643	3,479,200

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended
	March 31,
(in thousands)		2018		2017
Net income		$4,247		$3,303
Other comprehensive loss:
Change in unrealized gains on available for sale securities	(2,045)		70
Income tax effect	428		(24)
Change in unrecognized pension cost	46		60
Income tax effect	(9)		(21)
Less: Reclassification adjustment for investment security gains included in net income	-		(172)
Income tax effect	-		58
Other comprehensive loss, net of tax		(1,580)		(29)
Comprehensive income		$2,667		$3,274

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Three Months Ended
	March 31,
(in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,247	$3,303
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	500	615
Depreciation and amortization	69	108
Amortization and accretion of investment securities	306	382
Deferred income taxes	(181)	(174)
Equity security gains, net	(6)	-
Available for sale security gains, net	-	(172)
Earnings on bank owned life insurance	(152)	(166)
Originations of loans held for sale	(2,523)	(4,727)
Proceeds from sales of loans held for sale	3,772	5,075
Realized gains on loans sold	(72)	(101)
(Increase) decrease in accrued interest receivable	(87)	471
Decrease in accrued interest payable	(30)	(108)
Other, net	482	1,801
Net cash provided by operating activities	6,325	6,307
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	-	18,766
Proceeds from maturity and principal repayments	22,872	29,858
Purchase of securities	(21,963)	(11,039)
Purchase of interest bearing time deposits with other banks	(249)	(746)
Proceeds from redemption of regulatory stock	2,709	2,617
Purchase of regulatory stock	(2,630)	(1,288)
Net increase in loans	(31,081)	(45,880)
Purchase of premises and equipment	(41)	(113)
Proceeds from sale of interest bearing time deposits with other banks	-	750
Proceeds from sale of foreclosed assets held for sale	195	125
Net cash used in investing activities	(30,188)	(6,950)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	10,210	32,106
Proceeds from long-term borrowings	2	2
Net (decrease) increase in short-term borrowed funds	9,455	(32,828)
Purchase of treasury and restricted stock	(331)	(396)
Dividends paid	(1,515)	(1,198)
Net cash (used) provided by financing activities	17,821	(2,314)
Net decrease in cash and cash equivalents	(6,042)	(2,957)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,517	17,754
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,475	$14,797

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,993	$1,411
Income taxes paid	$-	$-
Loans transferred to foreclosed property	$13	$307
Investments and time deposits sold and not settled	$-	$1,297

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

In the opinion of management of the Company, the accompanying interim financial statements at March 31, 2018 and for the periods ended March 31, 2018 and 2017 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the three month period ended March 31, 2018 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

In May 2014,the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on January 1, 2018. Adoption of ASU 2014-09 did not have a material impact on the Company's consolidated financial statements and related disclosures as the Company's primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09. See Note 2 for additional information related to the adoption of this standard.

In January 2016, the FASB finalized ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This accounting standard (a) requires separate presentation of equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) on the balance sheet and measured at fair value with changes in fair value recognized in net income; (b) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (c) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (d) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (e) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (f) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (g) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.

The adoption resulted in the Company recognizing a one-time cumulative effect adjustment of $1,000 between accumulated other comprehensive income and retained earnings on the consolidated balance sheet for the fair value of equity securities included in accumulated other comprehensive income as of the beginning of the period. The adjustment had no impact on net income on any prior periods presented.

The Company has adopted this standard during the reporting period. On a prospective basis, the Company implemented changes to the measurement of the fair value of financial instruments using an exit price notion for disclosure purposes included in Note 12 to the financial statements. The March 3l, 2018, fair value of each class of financial instruments disclosure did utilize the exit price notion when measuring fair value and, therefore, may not be comparable to the December 3l , 2017 disclosure.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 71S). The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. The Company adopted the standard on January 1, 2018, which resulted in a reclassification of $(47) from Salaries and employee benefits into Other noninterest expenses on the Consolidated Statement of Income for the period ended March 31, 2017. See note 10 for additional information on the presentation of these pension cost components.

Note 2 – Revenue recognition

Effective January 1, 2017, the Company adopted Accounting Standards Update ASU 2014-09 Revenue from Contracts with Customers – Topic 606 and all subsequent ASUs that modified ASC 606. The Company has elected to apply the standard to all prior periods presented utilizing the full retrospective approach. The implementation of the new standard had no material impact to the measurement or recognition of revenue of prior periods. Management determined that the primary sources of revenue emanating from interest and dividend income on loans and investments along with noninterest revenue resulting from investment security gains, loan servicing, gains on loans sold and earnings on bank owned life insurances are not within the scope of ASC 606. As a result, no changes were made during the period related to these sources of revenue, which cumulatively comprise 89.4 percent of the total revenue of the Company. The main types of noninterest income within the scope of the standard are as follows:

•
Service charges on deposit accounts – The Company has contracts with its deposit customers where fees are charged if certain parameters are not met. These agreements can be cancelled at any time by either the Company or the deposit customer. Revenue from these transactions is recognized on a monthly basis as the Company has an unconditional right to the fee consideration. The Company also has transaction fees related to specific transactions or activities resulting from a customer request or activity that include overdraft fees, online banking fees, interchange fees, ATM fees and other transaction fees. All of these fees are attributable to specific performance obligations of the Company where the revenue is recognized at a defined point in time upon the completion of the requested service/transaction.

•
Trust fees – Typical contracts for trust services are based on a fixed percentage of the assets earned ratably over a defined period and billed on a monthly basis. Fees charged to customers' accounts are recognized as revenue over the period during which the Company fulfills its performance obligation under the contract (i.e., holding client asset in a managed fiduciary trust account). For these accounts, the performance obligation of the Company is typically satisfied by holding and managing the customer's assets over time. Other fees related to specific customer requests are attributable to specific performance obligations of the Company where the revenue is recognized at a defined point in time, upon completion of the requested service/transaction.

•
Gains (losses) on sale of other real estate owned – Gains and losses are recognized at the completion of the property sale when the buyer obtains control of the real estate and all of the performance obligations of the Company have been satisfied. Evidence of the buyer obtaining control of the asset include transfer of the property title, physical possession of the asset, and the buyer obtaining control of the risks and rewards related to the asset. In situations where the Company agrees to provide financing to facilitate the sale, additional analysis is performed to ensure that the contract for sale identifies the buyer and seller, the asset to be transferred, payment terms, and that the contract has a true commercial substance and that collection of amounts due from the buyer are reasonable. In situations where financing terms are not reflective of current market terms, the transaction price is discounted impacting the gain/loss and the carrying value of the asset.

•
Brokerage and insurance – Fees includes commissions from the sales of investments and insurance products recognized on a trade date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Additional fees are based on a percentage of the market value of customer accounts and billed on a monthly/quarterly basis. The Company's performance obligation under the contracts with certain customers is generally satisfied through the passage of time as the Company monitors and manages the assets in the customer's portfolio and is not dependent on certain return or performance level of the customer's portfolio. Fees for these services are billed monthly and are recorded as revenue at the end of the month for which the wealth management service has been performed. Other performance obligations (such as the delivery of account statements to customers) are generally considered immaterial to the overall transaction price.

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three months ended March 31, 2018. All revenue in the table below relates to goods and services transferred at a point in time.

Revenue stream:
Service charges on deposit accounts
Overdraft fees	$367
Statement fees	54
Interchange revenue	531
ATM income	96
Other service charges	56
Total Service Charges	1,104
Trust	251
Brokerage and insurance	181
Other	85
Total	$1,621

Note 3 - Earnings per Share

The following table sets forth the computation of earnings per share. Earnings per share calculations give retroactive effect to stock dividends declared by the Company.

	Three months ended
	March 31,
	2018	2017
Net income applicable to common stock	$4,247,000	$3,303,000

Basic earnings per share computation
Weighted average common shares outstanding	3,478,280	3,479,180
Earnings per share - basic	$1.22	$0.94

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	3,478,280	3,479,180
Add: Dilutive effects of restricted stock	363	20
Weighted average common shares outstanding for dilutive earnings per share	3,478,643	3,479,200
Earnings per share - diluted	$1.22	$0.94

For the three months ended March 31, 2018 and 2017, there were 426 and 2,087 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had per share prices ranging from $49.87-$61.04 for the three month period ended March 31, 2018 and per share prices ranging from $49.87-$53.15 for the three month period ended March 31, 2017.

Note 4 - Income Tax Expense

Income tax expense is less than the amount calculated using the statutory tax rate, primarily as a result of tax-exempt income earned from state and municipal securities and loans and the recognition of qualified affordable housing tax credits.

Investments in Qualified Affordable Housing Projects

As of March 31, 2018 and December 31, 2017, the Company was invested in four partnerships that provide affordable housing. The balance of the investments, which is included within other assets in the Consolidated Balance Sheet, was $514,000 and $541,000 as of March 31, 2018 and December 31, 2017, respectively. Investments purchased prior to January 1, 2015, are accounted for utilizing the effective yield method. As of March 31, 2018, the Company had $670,000 of tax credits remaining that will be recognized over 4.75 years. Tax credits of $35,000 were recognized as a reduction of tax expense during the three months ended March 31, 2018 and 2017, respectively. Amortization of the investment included in other expenses on the Consolidated Statement of Income was $27,000 and $40,000 during the three months ended March 31, 2018 and 2017, respectively.

Note 5 – Investments

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at March 31, 2018 and December 31, 2017 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2018	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. agency securities	$100,256	$3	$(1,073)	$99,186
U.S. treasury securities	33,768	-	(656)	33,112
Obligations of state and
political subdivisions	71,365	580	(413)	71,532
Corporate obligations	3,000	50	-	3,050
Mortgage-backed securities in
government sponsored entities	45,336	3	(879)	44,460
Total available-for-sale securities	$253,725	$636	$(3,021)	$251,340

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. agency securities	$99,454	$26	$(593)	$98,887
U.S. treasury securities	28,782	-	(178)	28,604
Obligations of state and
political subdivisions	78,409	820	(139)	79,090
Corporate obligations	3,000	83	-	3,083
Mortgage-backed securities in
government sponsored entities	45,385	19	(377)	45,027
Equity securities in financial institutions	92	-	(1)	91
Total available-for-sale securities	$255,122	$948	$(1,288)	$254,782

The following table shows the Company's gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at March 31, 2018 and December 31, 2017 (in thousands). As of March 31, 2018, the Company owned 138 securities whose fair value was less than their cost basis.

March 31, 2018	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$70,435	$(824)	$16,851	$(249)	$87,286	$(1,073)
U.S. treasury securities	33,112	(656)	-	-	33,112	(656)
Obligations of state and
political subdivisions	27,327	(298)	4,795	(115)	32,122	(413)
Mortgage-backed securities in
government sponsored entities	28,993	(479)	12,817	(400)	41,810	(879)
Total securities	$159,867	$(2,257)	$34,463	$(764)	$194,330	$(3,021)

December 31, 2017
U.S. agency securities	$74,952	$(421)	$16,928	$(172)	$91,880	$(593)
U.S. treasury securities	28,604	(178)	-	-	28,604	(178)
Obligations of states and
political subdivisions	14,885	(85)	5,958	(54)	20,843	(139)
Mortgage-backed securities in
government sponsored entities	27,154	(190)	13,822	(187)	40,976	(377)
Equity securities in financial institutions	91	(1)	-	-	91	(1)
Total securities	$145,686	$(875)	$36,708	$(413)	$182,394	$(1,288)

As of March 31, 2018 and December 31, 2017, the Company's investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, U.S treasury securities, obligations of states and political subdivisions and mortgage backed securities issued by government sponsored entities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security's amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company's intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security's amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or issuer-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale for the three months ended March 31, 2017 were $18,766,000. There were no sales of available for sale securities during the three months ended March 31, 2018. The gross gains and losses were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Gross gains on available for sale securities	-	$172
Gross losses on available for sale securities	-	-
Net gains	$-	$172

The following table presents the net gains on the Company's equity investments recognized in earnings during the three month period ended March 31, 2018, and the portion of unrealized gains for the period that relates to equity investments held at March 31, 2018.

Net gains recognized in equity securities during the period	$6
Less: Net gains realized on the sale of equity securities during the period	-
Net gains	$6

Investment securities with an approximate carrying value of $242.9 million and $243.4 million at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public funds and certain other deposits.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities (excludes equity securities) at March 31, 2018, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$37,488	$37,579
Due after one year through five years	120,367	118,940
Due after five years through ten years	42,684	42,068
Due after ten years	53,186	52,753
Total	$253,725	$251,340

Note 6 – Loans

The Company grants loans primarily to customers throughout north central, central and south central Pennsylvania and the southern tier of New York.  Although the Company had a diversified loan portfolio at March 31, 2018 and December 31, 2017, a substantial portion of its debtors' ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for loan losses as of March 31, 2018 and December 31, 2017 (in thousands):

March 31, 2018	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$215,349	$1,234	$31	$214,084
Commercial	320,381	13,949	1,422	305,010
Agricultural	248,710	3,818	689	244,203
Construction	22,239	-	-	22,239
Consumer	9,672	-	-	9,672
Other commercial loans	74,930	4,139	442	70,349
Other agricultural loans	40,396	1,380	-	39,016
State and political subdivision loans	100,061	-	-	100,061
Total	1,031,738	24,520	2,584	1,004,634
Allowance for loan losses	11,587	408	-	11,179
Net loans	$1,020,151	$24,112	$2,584	$993,455

December 31, 2017	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$214,479	$1,065	$33	$213,381
Commercial	308,084	13,864	1,460	292,760
Agricultural	239,957	3,901	702	235,354
Construction	13,502	-	-	13,502
Consumer	9,944	8	-	9,936
Other commercial loans	72,013	4,197	443	67,373
Other agricultural loans	37,809	1,363	-	36,446
State and political subdivision loans	104,737	-	-	104,737
Total	1,000,525	24,398	2,638	973,489
Allowance for loan losses	11,190	410	-	10,780
Net loans	$989,335	$23,988	$2,638	$962,709

Purchased loans acquired in The First National Bank of Fredericksburg (FNB) acquisition and the State College branch acquisition, were recorded at fair value on their purchase date without a carryover of the related allowance for loan losses. Upon acquisition, the Company evaluated whether an acquired loan was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired ("PCI") loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Based upon management's review, there were no material increases or decreases in the expected cash flows of these loans between the acquisition date and March 31, 2018. The fair value of PCI loans, on the acquisition date, was determined, primarily based on the fair value of the loans' collateral. The carrying value of PCI loans was $2,584,000 and $2,638,000 at March 31, 2018 and December 31, 2017, respectively. The carrying value of the PCI loans was determined by projected discounted contractual cash flows.

Changes in the accretable yield for PCI loans were as follows for the three months ended March 31, 2018 and 2017, respectively (in thousands):

	Three months ended
	March 31,
	2018	2017
Balance at beginning of period	$106	$389
Accretion	(24)	(114)
Balance at end of period	$82	$275

The following table presents additional information regarding loans acquired with specific evidence of deterioration in credit quality under ASC 310-30 (in thousands):

	March 31, 2018	December 31, 2017
Outstanding balance	$5,284	$5,295
Carrying amount	2,584	2,638

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

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables by class, excluding PCI loans, with the associated allowance amount, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
March 31, 2018	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$1,227	$268	$870	$1,138	$22
Home Equity	112	39	57	96	16
Commercial	16,625	12,589	1,360	13,949	170
Agricultural	3,824	3,682	136	3,818	5
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	4,655	3,721	418	4,139	184
Other agricultural loans	1,419	1,249	131	1,380	11
State and political subdivision loans	-	-	-	-	-
Total	$27,862	$21,548	$2,972	$24,520	$408

December 31, 2017
Real estate loans:
Mortgages	$1,055	$273	$700	$973	$47
Home Equity	92	40	52	92	9
Commercial	16,363	13,154	710	13,864	94
Agricultural	5,231	3,283	618	3,901	3
Construction	-	-	-	-	-
Consumer	10	2	6	8	-
Other commercial loans	4,739	3,766	431	4,197	231
Other agricultural loans	1,397	1,238	125	1,363	26
State and political subdivision loans	-	-	-	-	-
Total	$28,887	$21,756	$2,642	$24,398	$410

The following tables includes the average balance of impaired financing receivables by class and the income recognized on these receivables for the three month periods ended March 31, 2018 and 2017(in thousands):

	For the Three Months Ended
	March 31, 2018			March 31, 2017
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	Cash Basis	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$1,023	$4	$-	$894	$3	$-
Home Equity	107	1	-	56	1	-
Commercial	13,795	122	5	5,793	24	3
Agricultural	4,086	51	-	3,382	31	-
Construction	-	-	-	-	-	-
Consumer	4	-	-	1	-	-
Other commercial loans	4,156	26	-	5,597	40	10
Other agricultural loans	1,370	10	-	1,627	23	-
State and political subdivision loans	-	-	-	-	-	-
Total	$24,541	$214	$5	$17,350	$122	$13

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

The following tables represent credit exposures by internally assigned grades as of March 31, 2018 and December 31, 2017 (in thousands):

March 31, 2018	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$294,894	$15,387	$9,981	$119	$-	$320,381
Agricultural	231,711	11,766	5,233	-	-	248,710
Construction	22,108	-	131	-	-	22,239
Other commercial loans	70,850	862	3,095	123	-	74,930
Other agricultural loans	38,697	341	1,358	-	-	40,396
State and political
subdivision loans	89,480	-	10,581	-	-	100,061
Total	$747,740	$28,356	$30,379	$242	$-	$806,717

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$281,742	$15,029	$11,271	$42	$-	$308,084
Agricultural	222,198	11,538	6,221	-	-	239,957
Construction	13,364	-	138	-	-	13,502
Other commercial loans	67,706	615	3,567	125	-	72,013
Other agricultural loans	34,914	1,325	1,570	-	-	37,809
State and political
subdivision loans	94,125	-	10,612	-	-	104,737
Total	$714,049	$28,507	$33,379	$167	$-	$776,102

For residential real estate mortgages, home equity and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below, and all loans past due 90 or more days and still accruing. The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2018 and December 31, 2017 (in thousands):

March 31, 2018	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$154,274	$1,501	$31	$155,806
Home Equity	59,444	99	-	59,543
Consumer	9,635	37	-	9,672
Total	$223,353	$1,637	$31	$225,021

December 31, 2017	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$152,820	$1,492	$33	$154,345
Home Equity	60,022	112	-	60,134
Consumer	9,895	49	-	9,944
Total	$222,737	$1,653	$33	$224,423

Aging Analysis of Past Due Financing Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due financing receivables as of March 31, 2018 and December 31, 2017 (in thousands):

								90 Days or
	30-59 Days	60-89 Days	90 Days	Total Past			Total Financing	Greater and
March 31, 2018	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	Accruing
Real estate loans:
Mortgages	$425	$281	$911	$1,617	$154,158	$31	$155,806	$44
Home Equity	186	54	74	314	59,229	-	59,543	-
Commercial	4,276	241	4,647	9,164	309,795	1,422	320,381	-
Agricultural	112	-	159	271	247,750	689	248,710	-
Construction	-	-	127	127	22,112	-	22,239	-
Consumer	104	44	25	173	9,499	-	9,672	7
Other commercial loans	584	47	2,597	3,228	71,260	442	74,930	378
Other agricultural loans	91	36	-	127	40,269	-	40,396	-
State and political
subdivision loans	-	-	-	-	100,061	-	100,061	-
Total	$5,778	$703	$8,540	$15,021	$1,014,133	$2,584	$1,031,738	$429

Loans considered non-accrual	$375	$446	$8,111	$8,932	$2,501	$-	$11,433
Loans still accruing	5,403	257	429	6,089	1,011,632	2,584	1,020,305
Total	$5,778	$703	$8,540	$15,021	$1,014,133	$2,584	$1,031,738

								90 Days or
	30-59 Days	60-89 Days	90 Days	Total Past			Total Financing	Greater and
December 31, 2017	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	Accruing
Real estate loans:
Mortgages	$996	$362	$810	$2,168	$152,144	$33	$154,345	$218
Home Equity	277	86	78	441	59,693	-	60,134	-
Commercial	1,353	1,010	3,865	6,228	300,396	1,460	308,084	162
Agricultural	242	-	205	447	238,808	702	239,957	30
Construction	-	-	133	133	13,369	-	13,502	-
Consumer	53	33	49	135	9,809	-	9,944	7
Other commercial loans	132	-	2,372	2,504	69,066	443	72,013	32
Other agricultural loans	-	42	106	148	37,661	-	37,809	106
State and political
subdivision loans	-	-	-	-	104,737	-	104,737	-

Total	$3,053	$1,533	$7,618	$12,204	$985,683	$2,638	$1,000,525	$555

Loans considered non-accrual	$816	$281	$7,063	$8,160	$2,011	$-	$10,171
Loans still accruing	2,237	1,252	555	4,044	983,672	2,638	990,354
Total	$3,053	$1,533	$7,618	$12,204	$985,683	$2,638	$1,000,525

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

The following table reflects the financing receivables, excluding PCI loans, on non-accrual status as of March 31, 2018 and December 31, 2017, respectively. The balances are presented by class of financing receivable (in thousands):

	March 31, 2018	December 31, 2017
Real estate loans:
Mortgages	$1,458	$1,274
Home Equity	98	112
Commercial	6,372	5,192
Agricultural	194	175
Construction	127	133
Consumer	30	42
Other commercial loans	2,494	2,637
Other agricultural loans	660	606
State and political subdivision	-	-
	$11,433	$10,171

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to structure more affordable terms before their loan reaches nonaccrual status. These restructured terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of interest or principal, or both, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company's investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower's ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  Based on this evaluation management would no longer consider a loan to be a TDR when the relevant facts support such a conclusion. As of March 31, 2018 and December 31, 2017, included within the allowance for loan losses are reserves of $37,000 and $41,000 respectively, that are associated with loans modified as TDRs.

Loan modifications that are considered TDRs completed during the three months ended March 31, 2018 and 2017 were as follows (dollars in thousands):

	For the Three Months Ended March 31, 2018
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Mortgages	-	1	$-	$7	$-	$7
Total	-	1	$-	$7	$-	$7

	For the Three Months Ended March 31, 2017
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	2	$-	$703	$-	$703
Total	-	2	$-	$703	$-	$703

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism on modified loans occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. There were no loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which began January 1, 2018 and 2017 (3 month periods), respectively, that subsequently defaulted during these reporting periods.

Allowance for Loan Losses
The following table segregates the allowance for loan losses (ALLL) into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2018 and December 31, 2017, respectively (in thousands):

	March 31, 2018			December 31, 2017
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real estate loans:
Residential	$38	$1,039	$1,077	$56	$993	$1,049
Commercial	170	3,836	4,006	94	3,773	3,867
Agricultural	5	3,335	3,340	3	3,140	3,143
Construction	-	39	39	-	23	23
Consumer	-	123	123	-	124	124
Other commercial loans	184	1,089	1,273	231	1,041	1,272
Other agricultural loans	11	521	532	26	466	492
State and political
subdivision loans	-	789	789	-	816	816
Unallocated	-	408	408	-	404	404
Total	$408	$11,179	$11,587	$410	$10,780	$11,190

The following tables roll forward the balance of the ALLL by portfolio segment for the three month periods ended March 31, 2018 and 2017, respectively (in thousands):

	For the three months ended March 31, 2018
	Balance at December 31, 2017	Charge-offs	Recoveries	Provision	Balance at March 31, 2018
Real estate loans:
Residential	$1,049	$(15)	$-	$43	$1,077
Commercial	3,867	-	-	139	4,006
Agricultural	3,143	-	-	197	3,340
Construction	23	-	-	16	39
Consumer	124	(13)	10	2	123
Other commercial loans	1,272	(45)	3	43	1,273
Other agricultural loans	492	(43)	-	83	532
State and political subdivision loans	816	-	-	(27)	789
Unallocated	404	-	-	4	408
Total	$11,190	$(116)	$13	$500	$11,587

	For the three months ended March 31, 2017
	Balance at December 31, 2016	Charge-offs	Recoveries	Provision	Balance at March 31, 2017
Real estate loans:
Residential	$1,064	$(45)	$-	$23	$1,042
Commercial	3,589	(41)	4	113	3,665
Agricultural	1,494			458	1,952
Construction	47	-	-	(1)	46
Consumer	122	(28)	10	19	123
Other commercial loans	1,327	-	9	(121)	1,215
Other agricultural loans	312	(5)		(1)	306
State and political subdivision loans	833	-	-	(9)	824
Unallocated	98	-	-	134	232
Total	$8,886	$(119)	$23	$615	$9,405

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

For the three months ended March 31, 2018, the allowance for residential real estate increased in general reserves for pooled loans as a result of increased loss rates reflected in the charge-offs for the three month period, as well as higher loan balances. The increase was offset by a decrease in the specific reserve for individually evaluated residential loans. This was represented as an increase to the provision.  The allowance for commercial real estate was increased in general reserves due to growth in the commercial real estate loan portfolio. It was also impacted by an increase in specific reserves during the quarter. This was represented as an increase in the provision. The allowance for agricultural real estate loans was increased in general reserves as a result of higher loan balances. The result of this growth was represented as an increase in the provision. The allowance for other agricultural loans was increased in general reserves as a result of higher loan balances. The result of these changes was represented as an increase in the provision.

For the three months ended March 31, 2017, the allowance for commercial real estate was increased in general reserves due to growth in the loan portfolio. This was offset by a decrease in qualitatives associated with the decrease in classified and past due loans. The result of these changes was represented as an increase in the provision. The allowance for agricultural real estate loans was increased in general reserves as a result of higher loan balances. It was also impacted by the classified and past due loan trend in the agricultural real estate portfolio. The result of these changes was represented as an increase in the provision. The allowance for other commercial loans was decreased as a result of a lower specific allowance as well as lower classified and past due loans. This was represented by a decrease to the provision.
Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of March 31, 2018 and December 31, 2017, included with other assets are $952,000 and $1,119,000, respectively, of foreclosed assets. As of March 31, 2018, included within the foreclosed assets are $136,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of March 31 2018, the Company has initiated formal foreclosure proceedings on $1,776,000 of consumer residential mortgages, which have not yet been transferred into foreclosed assets.

Note 7 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018			December 31, 2017
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$1,634	$(961)	$673	$1,605	$(912)	$693
Core deposit intangibles	1,786	(655)	1,131	1,786	(586)	1,200
Covenant not to compete	125	(73)	52	125	(65)	60
Total amortized intangible assets	$3,545	$(1,689)	$1,856	$3,516	$(1,563)	$1,953
Unamortized intangible assets:
Goodwill	$23,296			$23,296
(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for amortized intangible assets for the next five years. We based our projections of amortization expense shown below on existing asset balances at March 31, 2018. Future amortization expense may vary from these projections (in thousands):

	MSRs	Core deposit intangibles	Covenant not to compete	Total
Three months ended March 31, 2018 (actual)	$49	$69	$8	$126
Three months ended March 31, 2017 (actual)	$47	$68	$8	$123
Estimate for year ended December 31,
Remaining 2018	135	196	23	354
2019	153	230	29	412
2020	120	197	-	317
2021	91	165	-	256
2022	67	133	-	200

Note 8 – Federal Home Loan Bank Stock

As a member of the FHLB of Pittsburgh, the Bank is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of March 31, 2018 and December 31, 2017, the Bank's investment in FHLB stock was $5,942,000 and $6,021,000, respectively. The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost and evaluated by management for impairment.  The stock's value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) a significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB's regulatory capital ratios are sufficient, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members and has paid a quarterly cash dividend.

Note 9 – Repurchase Agreements

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

The value of the collateral segmented by the remaining contractual maturity of the repurchase agreements in the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 is presented in the following tables (in thousands):

	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
March 31, 2018	Continuous	30 Days	30 - 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$18,945	$-	$-	$2,009	$20,954
Total carrying value of collateral pledged	$18,945	$-	$-	$2,009	$20,954

Total liability recognized for repurchase agreements					$14,683

December 31, 2017
Repurchase Agreements:
U.S. agency securities	$16,027	$-	$-	$2,035	$18,062
Total carrying value of collateral pledged	$16,027	$-	$-	$2,035	$18,062

Total liability recognized for repurchase agreements					$14,989

Note 10 - Employee Benefit Plans

For additional detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 11 of the Company's Consolidated Financial Statements included in the 2017 Annual Report on Form 10-K.

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

The following sets forth the components of net periodic benefit costs of the Pension Plan and the line item on the Consolidated Statement of Income where such amounts are included, for the three months ended March 31, 2018 and 2017, respectively (in thousands):

	Three Months Ended
	March 31,		Affected line item on the Consolidated
	2018	2017	Statement of income
Service cost	$89	$91	Salary and employee benefits
Interest cost	163	167	Other expenses
Expected return on plan assets	(344)	(274)	Other expenses
Net amortization and deferral	46	60	Other expenses
Net periodic(benefit) cost	$(46)	$44

The Bank does not expect to make any contributions to the Pension Plans during 2018.

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  Contributions by the Company totaled $111,000 and $99,000 for the three months ended March 31, 2018 and 2017, respectively.

Directors' Deferred Compensation Plan

The Company's directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the plan are not guaranteed and represent a general liability of the Company.  At March 31, 2018 and December 31, 2017, an obligation of $896,000 and $928,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Amounts included in interest expense on the deferred amounts totaled $5,000 for each of the three months ended March 31, 2018 and 2017, respectively.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the "Plan") whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company's common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  In April of 2016, the Company's shareholders authorized a total of 150,000 shares of the Company's common stock to be made available under the Plan. As of March 31, 2018, 141,408 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted shares during the three month period ended March 31, 2018:

	Three months
		Weighted
	Unvested	Average
	Shares	Market Price
Outstanding, beginning of period	8,783	$51.20
Granted	-	-
Forfeited	-	-
Vested	(92)	52.05
Outstanding, end of period	8,691	$51.19

Compensation cost related to restricted stock is recognized, based on the market price of the stock at the grant date, over the vesting period. Compensation expense related to restricted stock was $56,000 and $50,000 for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, the total compensation cost related to nonvested awards that has not yet been recognized was $445,000, which is expected to be recognized over the next three years.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan ("SERP") for certain executives to compensate those executive participants in the Company's noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law. At March 31, 2018 and December 31, 2017, an obligation of $1,619,000 and $1,571,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Expenses related to this plan totaled $48,000 and $28,000 for the three months ended March 31, 2018 and 2017, respectively.

Salary Continuation Plan

The Company maintains a salary continuation plan for certain employees retained through the acquisition of FNB or that were formerly employed by FNB.  At March 31, 2018 and December 31 2017, an obligation of $713,000 and $716,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet.  Expenses related to this plan totaled $13,000 for each of the three months ended March 31, 2018 and 2017.

Continuation of Life Insurance Plan

The Company, as part of the acquisition of FNB, has promised a continuation of certain split-dollar life insurance policies that provide coverage to certain persons post-retirement. U.S. generally accepted accounting principles require the recording of post-retirement costs and a liability equal to the present value of the cost of post-retirement insurance during the person's term of service. The estimated present value of future benefits to be paid totaled $598,000 and $578,000 as of March 31, 2018 and December 31, 2017, respectively, which is included in other liabilities in the Consolidated Balance Sheet. Expenses related to this plan totaled $33,000 and $19,000 for the three months ended March 31, 2018 and 2017, respectively.

Note 11 – Accumulated Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) by component net of tax for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31, 2018
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2017	$(269)	$(3,129)	$(3,398)
Change in accounting policy – ASU 2016-01	1	-	1
Other comprehensive income (loss) before reclassifications (net of tax)	(1,617)	-	(1,617)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	-	37	37
Net current period other comprehensive income (loss)	(1,617)	37	(1,580)
Balance as of March 31, 2018	$(1,885)	$(3,092)	$(4,977)

	Three months ended March 31, 2017
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2016	$1,306	$(2,698)	$(1,392)
Other comprehensive income (loss) before reclassifications (net of tax)	46	-	46
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(114)	39	(75)
Net current period other comprehensive income (loss)	(68)	39	(29)
Balance as of March 31, 2017	$1,238	$(2,659)	$(1,421)

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2018 and 2017 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the Consolidated Statement of Income
	Three Months Ended March 31,
	2018	2017
Unrealized gains and losses on available for sale securities
	$-	$172	Investment securities gains, net
	-	(58)	Provision for income taxes
	$-	$114	Net of tax

Defined benefit pension items
	$(46)	$(60)	Salaries and employee benefits
	9	21	Provision for income taxes
	$(37)	$(39)	Net of tax

Total reclassifications	$(37)	$75

Note 12 – Fair Value Measurements

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

Assets and Liabilities Required to be Measured at Fair Value on a Recurring Basis
The fair values of securities available for sale are determined by quoted prices in active markets, when available, and classified as Level I. If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique, widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities and classified as Level II. The fair values consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things.
The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of March 31, 2018 and December 31, 2017 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

March 31, 2018	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities in financial institutions	$188	$-	$-	$188
Available for sale securities:
U.S. Agency securities	-	99,186	-	99,186
U.S. Treasury securities	33,112	-	-	33,112
Obligations of state and
political subdivisions	-	71,532	-	71,532
Corporate obligations	-	3,050	-	3,050
Mortgage-backed securities in
government sponsored entities	-	44,460	-	44,460

December 31, 2017	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Available for sale securities:
U.S. Agency securities	$-	$98,887	$-	$98,887
U.S. Treasuries securities	28,604	-	-	28,604
Obligations of state and
political subdivisions	-	79,090	-	79,090
Corporate obligations	-	3,083	-	3,083
Mortgage-backed securities in
government sponsored entities	-	45,027	-	45,027
Equity securities in financial institutions	91	-	-	91

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis as of March 31, 2018 and December 31, 2017 are included in the table below (in thousands):

March 31, 2018	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$2,425	$2,425
Other real estate owned	-	-	844	844

December 31, 2017
Impaired Loans	$-	$-	$1,569	$1,569
Other real estate owned	-	-	1,024	1,024

•
Impaired Loans - The Company has measured impairment on impaired loans generally based on the fair value of the loan's collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level III measurement.  If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. The fair values above excluded estimated selling costs of $238,000 and $163,000 at March 31, 2018 and December 31, 2017, respectively.

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

March 31, 2018	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	$2,425	Appraised Collateral Values	Discount for time since appraisal	0-100%	33.77%
			Selling costs	5%-11%	8.47%
			Holding period	0 - 24 months	11.15 months

Other real estate owned	844	Appraised Collateral Values	Discount for time since appraisal	17-35%	24.57%

December 31, 2017	Fair Value	Valuation Technique(s)	Unobservable input	Range
Impaired Loans	1,569	Appraised Collateral Values	Discount for time since appraisal	0-100%	30.83%
			Selling costs	5%-9%	8.35%
			Holding period	6 - 12 months	11 months

Other real estate owned	1,024	Appraised Collateral Values	Discount for time since appraisal	15-65%	26.26%

Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company's financial instruments that are not required to be measured or reported at fair value are as follows (in thousands):

	Carrying
March 31, 2018	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$12,475	$12,475	$12,475	$-	$-
Interest bearing time deposits with other banks	10,532	10,543	-	-	10,543
Loans held for sale	233	233	233	-	-
Net loans	1,020,151	1,001,421	-	-	1,001,421
Bank owned life insurance	27,035	27,035	27,035	-	-
Regulatory stock	6,705	6,705	6,705	-	-
Accrued interest receivable	4,283	4,283	4,283	-	-

Financial liabilities:
Deposits	$1,115,153	$1,110,055	$847,737	$-	$262,318
Borrowed funds	124,121	122,822	87,413	-	35,409
Accrued interest payable	867	867	867	-	-

	Carrying
December 31, 2017	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$18,517	$18,517	$18,517	$-	$-
Interest bearing time deposits with other banks	10,283	10,287	-	-	10,287
Loans held for sale	1,439	1,439	1,439
Net loans	989,335	981,238	-	-	981,238
Bank owned life insurance	26,883	26,883	26,883	-	-
Regulatory stock	6,784	6,784	6,784	-	-
Accrued interest receivable	4,196	4,196	4,196	-	-

Financial liabilities:
Deposits	$1,104,943	$1,101,583	$838,490	$-	$263,093
Borrowed funds	114,664	113,452	77,650	-	35,802
Accrued interest payable	897	897	897	-	-

Note 13 – Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact on the financial statements. Based on the Company's preliminary analysis of its current portfolio, the impact to the Company's balance sheet is estimated to result in less than a 1 percent increase in assets and liabilities. The Company also anticipates additional disclosures to be provided at adoption.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in practice.  Among these include recognizing cash payments for debt prepayment or debt extinguishment as cash outflows for financing activities; cash proceeds received from the settlement of insurance claims should be classified on the basis of the related insurance coverage; and cash proceeds received from the settlement of bank-owned life insurance policies should be classified as cash inflows from investing activities while the cash payments for premiums on bank-owned policies may be classified as cash outflows for investing activities, operating activities, or a combination of investing and operating activities.  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The amendments in this Update should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. This Update did not have a significant impact on the Company's statement of cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), which requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs.  Consequently, the amendments in this Update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those annual reporting periods. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual periods beginning after December 15, 2019.  Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, earlier adoption should be in the first interim period if an entity issues interim financial statements. The amendments in this Update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  This Update did not have a significant impact on the Company's financial statements.

In October 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The amendments in this Update should be applied using a retrospective transition method to each period presented.  This Update did not have a significant impact on the Company's financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which provides a more robust framework to use in determining when a set of assets and activities (collectively referred to as a "set") is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated.  Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019.  The amendments in this Update should be applied prospectively on or after the effective date.  This Update did  not have a significant impact on the Company's financial statements.

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

In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715). The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost as defined in paragraphs 715-30-35-4 and 715-60-35-9 are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are used to present the other components of net benefit cost, that line item or items must be appropriately described. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.  The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company has adopted this standard and has retrospectively applied the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the consolidated statement of income.

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
In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10), to clarify certain aspects of the guidance issued in ASU 2016-01.   (1) An entity measuring an equity security using the measurement alternative may change its measurement approach to a fair value method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer.  Once an entity makes this election, the entity should measure all future purchases of identical or similar investments of the same issuer using a fair value method in accordance with Topic 820.  (2) Adjustments made under the measurement alternative are intended to reflect the fair value of the security as of the date that the observable transaction for a similar security took place.  (3) Remeasuring the entire value of forward contracts and purchased options is required when observable transactions occur on the underlying equity securities.  (4) When the fair value option is elected for a financial liability, the guidance in paragraph 825-10- 45-5 should be applied, regardless of whether the fair value option was elected under either Subtopic 815-15, Derivatives and Hedging—Embedded Derivatives, or 825-10, Financial Instruments—Overall. (5) Financial liabilities for which the fair value option is elected, the amount of change in fair value that relates to the instrument specific credit risk should first be measured in the currency of denomination when presented separately from the total change in fair value of the financial liability. Then, both components of the change in the fair value of the liability should be remeasured into the functional currency of the reporting entity using end-of-period spot rates.  (6) The prospective transition approach for equity securities without a readily determinable fair value in the amendments in Update 2016-01 is meant only for instances in which the measurement alternative is applied. An insurance entity subject to the guidance in Topic 944, Financial Services— Insurance, should apply a prospective transition method when applying the amendments related to equity securities without readily determinable fair values. An insurance entity should apply the selected prospective transition method consistently to the entity's entire population of equity securities for which the measurement alternative is elected.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. For all other entities, the effective date is the same as the effective date in Update 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

ASU 2018-04, Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273, ASU 2018-04 supersedes various SEC paragraphs and adds an SEC paragraph pursuant to the issuance of Staff Accounting Bulletin No. 117.

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

•	The agricultural economy is subject to extreme swings in both the costs of resources and the prices received from the sale of products, which could negatively impact our customers.
•	Loan concentrations in certain industries could negatively impact financial results, if financial results or economic conditions deteriorate.
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

Additional factors that may affect our results are discussed under "Part II – Item 1A – Risk Factors" in this report and in the Company's 2017 Annual Report on Form 10-K under "Item 1.A/ Risk Factors."  Except as required by applicable law and regulation, we assume no obligation to update or revise any forward-looking statements after the date on which they are made.

Introduction

The following is management's discussion and analysis of the financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. Management's discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results you may expect for the full year.

The Company currently engages in the general business of banking throughout our service area of Potter, Tioga, Clinton, Potter and Centre counties in north central Pennsylvania, Lebanon, Berks, Schuylkill and Lancaster counties in south central Pennsylvania and Allegany County in southern New York. We also have a limited branch office in Union county, Pennsylvania, which primarily serves agricultural customers in the central Pennsylvania market. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 29 banking facilities, 28 of which operate as bank branches.  In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy, State College and three branches near the city of Lebanon, Pennsylvania. We also have limited branch offices in Winfield and Narvon, Pennsylvania. In New York, our office is in Wellsville.

On December 8, 2017, we closed the transaction with S&T Bank to acquire its State College, Pennsylvania office.

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

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Balance Sheets since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of March 31, 2018 and December 31, 2017, the Trust Department had $122.4 million and $122.7 million of assets under management, respectively.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank's market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Balance Sheets since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank's Investment Representatives increased from $156.0 million at December 31, 2017 to $158.6 million at March 31, 2018. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, especially in our central and south central Pennsylvania markets.

In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. As of March 31, 2018, customers owning 7,012 acres have signed agreements with the Bank that provide for the Bank to manage oil and gas matters related to the customers land, which may include negotiating lease payments and royalty percentages, resolving leasing issues, accounting for and ensuring the accuracy of royalty checks, distributing revenue to satisfy investment objectives and providing customized reports outlining payment and distribution information.

Results of Operations

Overview of the Income Statement

The Company had net income of $4,247,000 for the first three months of 2018 compared to $3,303,000 for last year's comparable period, an increase of $944,000, or 28.6%. Basic earnings per share for the first three months of 2018 were $1.22, compared to $0.94 last year, representing a 29.8% increase.  Annualized return on assets and return on equity for the three months of 2018 were 1.24% and 12.62%, respectively, compared with 1.08% and 10.45% for last year's comparable period.

Net Interest Income

Net interest income, the most significant component of the Company's earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the first three months of 2018 was $11,420,000, an increase of $1,423,000, or 14.2%, compared to the same period in 2017.  For the first three months of 2018, the provision for loan losses totaled $500,000, a decrease of $115,000 over the comparable period in 2017.  Consequently, net interest income after the provision for loan losses was $10,920,000 compared to $9,382,000 during the first three months of 2017.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders' equity, the related rates, net interest income and interest rate spread created for the three months ended March 31, 2018 and 2017 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates (1)
	Three Months Ended
	March 31, 2018			March 31, 2017
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	8,100	5	0.25	7,643	2	0.11
Total short-term investments	8,100	5	0.25	7,643	2	0.11
Interest bearing time deposits at banks	10,311	53	2.11	6,870	33	1.97
Investment securities:
Taxable	183,155	937	2.05	210,364	879	1.67
Tax-exempt (3)	75,288	667	3.34	90,783	1,013	4.46
Total investment securities	258,443	1,604	2.48	301,147	1,892	2.51
Loans:
Residential mortgage loans	214,598	2,724	5.15	205,978	2,634	5.19
Construction	17,665	201	4.62	28,150	304	4.38
Commercial Loans	388,200	4,978	5.20	316,059	4,066	5.22
Agricultural Loans	283,714	3,037	4.34	169,279	1,813	4.34
Loans to state & political subdivisions	104,511	916	3.55	97,178	1,012	4.22
Other loans	9,507	183	7.79	10,495	209	8.06
Loans, net of discount (2)(3)(4)	1,018,195	12,039	4.79	827,139	10,038	4.92
Total interest-earning assets	1,295,049	13,701	4.29	1,142,799	11,965	4.25
Cash and due from banks	6,908			6,671
Bank premises and equipment	16,481			17,007
Other assets	54,878			56,145
Total non-interest earning assets	78,267			79,823
Total assets	1,373,316			1,222,622
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	325,937	330	0.41	310,621	240	0.31
Savings accounts	185,242	50	0.11	175,424	45	0.10
Money market accounts	145,890	245	0.68	116,889	130	0.45
Certificates of deposit	266,275	691	1.05	262,523	630	0.97
Total interest-bearing deposits	923,344	1,316	0.58	865,457	1,045	0.49
Other borrowed funds	138,613	647	1.89	68,854	258	1.52
Total interest-bearing liabilities	1,061,957	1,963	0.75	934,311	1,303	0.57
Demand deposits	164,189			147,019
Other liabilities	12,537			14,872
Total non-interest-bearing liabilities	176,726			161,891
Stockholders' equity	134,633			126,420
Total liabilities & stockholders' equity	1,373,316			1,222,622
Net interest income		11,738			10,662
Net interest spread (5)			3.54%			3.68%
Net interest income as a percentage
of average interest-earning assets			3.68%			3.78%
Ratio of interest-earning assets
to interest-bearing liabilities			122%			122%

(1) Averages are based on daily averages.
(2) Includes loan origination and commitment fees.
(3) Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21% for 2018 and 34% for 2017.
(4) Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 21% for the first three of 2018 and 34% for the first three months of 2017.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company's Federal statutory rate during the corresponding period. The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended March 31, 2018 and 2017(in thousands):

	For the Three Months
	Ended March 31,
	2018	2017
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$1,522	$1,583
Tax equivalent adjustment	140	344
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$1,662	$1,927

Interest and fees on loans (non-tax adjusted)	$11,861	$9,717
Tax equivalent adjustment	178	321
Interest and fees on loans (tax equivalent basis)	$12,039	$10,038

Total interest income	$13,383	$11,300
Total interest expense	1,963	1,303
Net interest income	11,420	9,997
Total tax equivalent adjustment	318	665
Net interest income (tax equivalent basis)	$11,738	$10,662

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended March 31, 2018 vs. 2017 (1)
	Change in	Change	Total
	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$-	$3	$3
Interest bearing time deposits at banks	17	3	20
Investment securities:
Taxable	(79)	137	58
Tax-exempt	(157)	(189)	(346)
Total investments	(236)	(52)	(288)
Loans:
Residential mortgage loans	109	(19)	90
Construction	(121)	18	(103)
Commercial Loans	925	(13)	912
Agricultural Loans	1,225	(1)	1,224
Loans to state & political subdivisions	88	(184)	(96)
Other loans	(19)	(7)	(26)
Total loans, net of discount	2,207	(206)	2,001
Total Interest Income	1,988	(252)	1,736
Interest Expense:
Interest-bearing deposits:
NOW accounts	12	78	90
Savings accounts	2	3	5
Money Market accounts	38	77	115
Certificates of deposit	9	52	61
Total interest-bearing deposits	61	210	271
Other borrowed funds	313	76	389
Total interest expense	374	286	660
Net interest income	$1,614	$(538)	$1,076

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $10,662,000 for the three month period ended March 31, 2017 to $11,738,000 for the three month period ended March 31, 2018, an increase of $1,076,000. The tax equivalent net interest margin decreased from 3.78% for the first three months of 2017 to 3.68% for the comparable period in 2018 with a portion of the decrease attributable to the decrease in the statutory income tax rate from 34% in 2017 to 21% in 2018.
Total tax equivalent interest income for the 2018 three month period increased $1,736,000 as compared to the 2017 three month period. This increase was primarily a result of an increase of $1,988,000 due to a change in volume as average interest-bearing assets increased $152.3 million. This increase was offset by a decrease of $252,000 as a result of a decrease in the average yield on loans of 13 basis points from 4.92% to 4.79% for the comparable periods. As a result of converting investment assets to loans, the yield on average interest earning assets increased 4 basis points from 4.25% to 4.29%.

Tax equivalent investment income for the three months ended March 31, 2018 decreased $288,000 over the same period last year. The primary cause of the decrease was a decrease in the average outstanding balance of investments.
•
The average balance of taxable securities decreased by $27.2 million, which resulted in a decrease in investment income of $79,000. The decrease in the average balance of taxable securities was due to the Bank's strategy of funding loan growth through the cashflows of the investment portfolio. The yield on taxable securities increased 38 basis points from 1.67% to 2.05% as a result of the recent rise in rates and the calls and maturities of lower yielding investments. This resulted in an increase in investment income of $137,000.

•
The average balance of tax-exempt securities decreased by $15.5 million, which resulted in a decrease in investment income of $157,000. The yield on tax-exempt securities decreased 112 basis points from 4.46% to 3.34%, which corresponds to a decrease in interest income of $189,000. The yield decrease was partially attributable to the decrease in the federal statutory income tax rate as well as higher yielding securities being called and maturing and either being replaced by lower yielding securities or not replaced and utilized to fund loan growth. For a discussion of the Company's current investment strategy, see the "Financial Condition – Investments".

Total tax equivalent loan interest income increased $2,001,000 for the three months ended March 31, 2018 compared to the same period last year, primarily as a result of loan growth achieved throughout 2017 and the first part of 2018 that was primarily due to the hiring of experienced lending teams in our central and south central Pennsylvania markets. It was also positively impacted by the acquisition of the State College branch in December of 2017.
•
The average balance of commercial loans increased $72.1 million from a year ago. The growth was attributable to the State College branch acquisition and organic growth in our central and south central Pennsylvania markets. This had a positive impact of $925,000 on total interest income due to volume. Offsetting this increase, there was a $13,000 decrease due to rate, as the yield earned decreased from 5.22% to 5.20%.

•
Interest income on agricultural loans increased $1,224,000 from 2017 to 2018. The increase in the average balance of agricultural loans of $114.4 million is primarily attributable to the additional lenders hired in 2016 to serve the central and south central markets. The increase in the average balance of these loans resulted in an increase in interest income due to volume of $1,225,000.

•	The average balance of construction loans decreased $10.5 million from a year ago. This had a negative impact of $121,000 and was due to transferring completed projects out of construction.
•
The average balance of state and political subdivision loans increased $7.3 million from a year ago. This resulted in an increase of $88,000 on total interest income due to volume. The yield decreased 67 basis points to 3.55%, which decreased loan interest income $184,000. The decrease in the yield on this portfolio was mostly due to the decrease in the Federal statutory income tax rate from 2017 to 2018.

•
Interest income on residential mortgage loans increased $90,000. The average balance of residential mortgage loans increased $8.6 million, resulting in an increase of $109,000 due to volume. The increase in volume was primarily due to the State College acquisition.

Total interest expense increased $660,000 for the three months ended March 31, 2018 compared with the comparative period last year primarily as a result of an increase in borrowings to fund loan growth in 2017 and 2018 and higher rates paid on deposits and overnight borrowings. Interest expense increased $374,000 as a result of volume as the average balance of interest bearing liabilities increased $127.6 million. In addition, there was an increase of $286,000 due to rate as a result of an increase in the average rate paid on interest bearing liabilities from 0.57% to 0.75%. A significant portion of the average deposit growth from 2017 to 2018 was the result of the State College branch acquisition and the remaining increase was due to deposit growth experienced in 2017.

•
The average balance of interest bearing deposits increased $57.9 million from March 31, 2017 to March 31, 2018. Increases were experienced in NOW accounts of $15.3 million, savings accounts of $9.8 million, money market accounts of $29.0 million and certificates of deposit of $3.8 million. The cumulative effect of these volume changes was an increase in interest expense of $61,000. see also "Financial Condition – Deposits"). The rate paid on interest bearing deposits increased 9 basis points to 0.58% for the first three months of 2018 compared to 2017. As a result of small variances in interest rates paid on individual products, interest expense on deposits increased $210,000.

•
The average balance of other borrowed funds increased $69.8 million from a year ago. This resulted in an increase in interest expense of $313,000. There was an increase in the average rate on other borrowed fund from 1.52% to 1.89% due to an increase in the overnight borrowing rate as a result of the Federal Reserve interest rate moves in 2017 resulting in an increase in interest expense of $76,000.

Provision for Loan Losses

For the three month period ending March 31, 2018, we recorded a provision for loan losses of $500,000, which represents a decrease of $115,000 from the $615,000 provision recorded in the corresponding three months of last year. The provision was lower in 2018 than 2017 primarily due to the lower organic loan growth that occurred in the first three months of 2018 compared to 2017 (see "Financial Condition – Allowance for Loan Losses and Credit Quality Risk").

Non-interest Income

The following table shows the breakdown of non-interest income for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three months ended March 31,		Change
	2018	2017	Amount	%
Service charges	$1,104	$1,058	$46	4.3
Trust	251	221	30	13.6
Brokerage and insurance	181	191	(10)	(5.2)
Gains on loans sold	72	101	(29)	(28.7)
Equity security gains, net	6	-	6	NA
Available for sale security gains, net	-	172	(172)	(100.0)
Earnings on bank owned life insurance	152	166	(14)	(8.4)
Other	140	126	14	11.1
Total	$1,906	$2,035	$(129)	(6.3)

Non-interest income for the three months ended March 31, 2018 totaled $1,906,000, a decrease of $129,000 when compared to the same period in 2017. During the first three months of 2018, net investment securities gains amounted to $6,000 compared to gains of $172,000 last year. We recognized a $6,000 increase in the market value of our equity portfolio in 2018. We did not sell any available for sale securities in 2018. In 2017, we sold five agency securities for gains totaling $10,000 and two of our equity positions for a gain of $160,000.

For the first three months of 2018, account service charges totaled $1,104,000, an increase of $46,000 or 4.3%, when compared to the same period in 2017. The increase was associated with a $32,000 increase in interechange revenue and a $19,000 increase in ATM income. The decrease in gains on loans sold is due to a decrease in the amount of loans sold in 2018 compared to 2017. Trust revenues have increased as the result of estate settlement fees increasing.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three months ended
	March 31,		Change
	2018	2017	Amount	%
Salaries and employee benefits	$4,835	$4,366	$469	10.7
Occupancy	592	527	65	12.3
Furniture and equipment	142	139	3	2.2
Professional fees	295	310	(15)	(4.8)
FDIC insurance	100	105	(5)	(4.8)
Pennsylvania shares tax	300	281	19	6.8
Amortization of intangibles	76	76	-	-
ORE expenses	138	90	48	53.3
Other	1,354	1,297	57	4.4
Total	$7,832	$7,191	$641	8.9

Non-interest expenses increased $641,000 for the three months ended March 31, 2018 compared to the same period in 2017. Salaries and employee benefits increased $469,000 or 10.7%. The increase was due to merit increases effective at the beginning of 2018, an increase in the number of full-time equivalent employees of 7.0 as a result additional branch locations, specifically State College, and an increase in profit sharing and retirement expenses as a result of additional headcount and financial results.

The primary cause of the increases in occupancy expenses are due to the acquisition of the State College branch and the openings of the limited branch office in Narvon, Pennsylvania. The increase in ORE expenses is the result of legal fees associated with a customer that is in bankruptcy.

Provision for Income Taxes

The provision for income taxes was $747,000 for the three months ended March 31, 2018 compared to $923,000 for the same period in 2017.  The decrease is attributable to the decrease in the Federal statutory income tax rate from 34% in 2017 to 21% in 2018. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 15.0% and 21.8% for the first three months of 2018 and 2017, respectively, compared to the statutory rate of 21% for 2018 and 34% for 2017.

We are invested in four limited partnership agreements that have established low-income housing projects in our market areas. We anticipate recognizing an aggregate of $670,000 of tax credits over the next 4.75 years, with an additional $106,000 anticipated to be recognized during 2018.

Financial Condition

Total assets were $1.38 billion at March 31, 2018, an increase of $20.6 million from $1.36 billion at December 31, 2017.  Cash and cash equivalents decreased $6.0 million to $12.5 million. Investment securities decreased $3.4 million and net loans increased $30.8 million to $1.02 billion at March 31, 2018.  Total deposits increased $10.2 million to $1.12 billion since year-end 2017, while borrowed funds increased $9.5 million to $124.1 million.
Cash and Cash Equivalents
Cash and cash equivalents totaled $12.5 million at March 31, 2018 compared to $18.5 million at December 31, 2017, a decrease of $6.0 million. Management actively measures and evaluates its liquidity position through our Asset–Liability Committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank's core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the composition of the investment portfolio (including debt and equity securities) as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018		December 31, 2017
	Amount	%	Amount	%
Debt securities:
U. S. Agency securities	$99,186	39.4	$98,887	38.8
U. S. Treasury notes	33,112	13.2	28,604	11.2
Obligations of state & political subdivisions	71,532	28.4	79,090	31.0
Corporate obligations	3,050	1.2	3,083	1.2
Mortgage-backed securities in
government sponsored entities	44,460	17.7	45,027	17.7
Equity securities (a)	188	0.1	91	0.1
Total	$251,528	100.0	$254,782	100.0

	March 31, 2018/
	December 31, 2017
	Change
	Amount	%
Debt securities:
U. S. Agency securities	$299	0.3
U. S. Treasury notes	4,508	15.8
Obligations of state & political subdivisions	(7,558)	(9.6)
Corporate obligations	(33)	(1.1)
Mortgage-backed securities in
government sponsored entities	(567)	(1.3)
Equity securitie	97	106.6
Total	$(3,254)	(1.3)

a.	As of January 1, 2018, the Company adopted ASU 2016-01 resulting in the reclassification of equity securities from available for sale securities to equity securities in the Consolidated Balance Sheet.

Our investment portfolio decreased by $3.3 million, or 1.3%, from December 31, 2017 to March 31, 2018. During 2018, we purchased approximately $5.0 million of treasury securities, $14.8 million of U.S. agency obligations, $2.1 million of mortgage-backed securities in government sponsored entities and $91,000 of equity securities, which helped offset the $2.1 million of principal repayments and $20.8 million of calls and maturities that occurred during the three month period. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the three month period ended March 31, 2018 yielded 2.48%, compared to 2.51% in the comparable period in 2017 on a tax equivalent basis.

The investment strategy for 2018 has been to utilize cashflows from the investment portfolio to purchase agency and treasury securities to pledge against our public deposits. Investment purchases have been focused on securities with short fixed maturities for agency and treasury securities. We continually monitor interest rate trading ranges and try to focus purchases to times when rates are in the top third of the trading range. The Bank believes its investment strategy has appropriately mitigated its interest rate risk exposure if rates continue to rise, while providing sufficient cashflows to meet liquidity needs.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the securities portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

Loans

The following table shows the composition of the loan portfolio as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31,		December 31,
	2018		2017
	Amount	%	Amount	%
Real estate:
Residential	$215,349	20.9	$214,479	21.4
Commercial	320,381	31.1	308,084	30.8
Agricultural	248,710	24.1	239,957	24.0
Construction	22,239	2.2	13,502	1.3
Consumer	9,672	0.9	9,944	1.0
Other commercial loans	74,930	7.3	72,013	7.2
Other agricultural loans	40,396	3.9	37,809	3.8
State & political subdivision loans	100,061	9.6	104,737	10.5
Total loans	1,031,738	100.0	1,000,525	100.0
Less allowance for loan losses	11,587		11,190
Net loans	$1,020,151		$989,335

	March 31, 2018/
	December 31, 2017
	Change
	Amount	%
Real estate:
Residential	$870	0.4
Commercial	12,297	4.0
Agricultural	8,753	3.6
Construction	8,737	64.7
Consumer	(272)	(2.7)
Other commercial loans	2,917	4.1
Other agricultural loans	2,587	6.8
State & political subdivision loans	(4,676)	(4.5)
Total loans	$31,213	3.1

The Bank's lending efforts have historically focused on north central Pennsylvania and southern New York. The acquisition of FNB in 2015 expanded the focus to Lebanon, Lancaster, Schuylkill and Berks County markets in south central Pennsylvania. The acquisition of the State College branch in 2017 and the opening of the Winfield office in 2016 has increased our presence in the central Pennsylvania market. We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships our new lending teams have with their customers, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank's website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors. As of March 31, 2018, the Company had one industry specific loan concentration, within the dairy industry, totaling $138.4 million or 13.4% of total loans.
During the first three months of 2018, the primary driver of growth in the loan portfolio continued to be commercial and agricultural real estate loans in both the central and south central Pennsylvania markets. Commercial and agricultural loan demand is subject to significant competitive pressures, the yield curve, and the strengthening of the overall national, regional and local economies.
While the Bank has lent to companies that service the exploration for natural gas in our market area, the Bank has not originated any loans to companies performing the actual drilling and exploration activities. Loans made by the Company are to service industry customers which include trucking companies, stone quarries and other support businesses. We also have originated loans to businesses and individuals for restaurants, hotels and apartment rentals that have been developed and expanded to meet the housing and living needs of the gas workers. Due to our understanding of the industry and its cyclical nature, the loans made for natural gas-related activities have been originated in accordance with specific policies and procedures for lending to these entities, which include more stringent loan to value thresholds, shortened amortization periods, and expansion of our monitoring of loan concentrations associated with this activity.

Residential real estate loans increased slightly during the first three months of 2018. Loan demand for conforming mortgages, which the Company typically sells on the secondary market has decreased in 2018 when compared to 2017. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which in management's judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the three months ended March 31, 2018 and for the years ended December 31, 2017, 2016, 2015 and 2014 (dollars in thousands):

	March 31,	December 31,
	2018	2017	2016	2015	2014
Balance at beginning of period	$11,190	$8,886	$7,106	$6,815	$7,098
Charge-offs:
Real estate:
Residential	15	107	85	66	97
Commercial	-	41	100	84	516
Agricultural	-	30	-	-	-
Consumer	13	130	100	47	47
Other commercial loans	45	-	55	41	250
Other agricultural loans	43	5	-	-	-
Total loans charged-off	116	313	340	238	910
Recoveries:
Real estate:
Residential	-	-	-	-	-
Commercial	-	11	479	14	15
Agricultural	-	-	-	-	-
Consumer	10	49	88	33	27
Other commercial loans	3	16	33	2	-
Other agricultural loans	-	1	-	-	-
Total loans recovered	13	77	600	49	42
Net loans (recovered) charged-off	103	236	(260)	189	868
Provision charged to expense	500	2,540	1,520	480	585
Balance at end of period	$11,587	$11,190	$8,886	$7,106	$6,815

Loans outstanding at end of period	$1,031,738	$1,000,525	$799,611	$695,031	$554,105
Average loans outstanding, net	$1,018,195	$883,355	$725,881	$577,992	$540,541
Non-performing assets:
Non-accruing loans	$11,433	$10,171	$11,454	$6,531	$6,599
Accrual loans - 90 days or more past due	429	555	405	623	836
Total non-performing loans	$11,862	$10,726	$11,859	$7,154	$7,435
Foreclosed assets held for sale	952	1,119	1,036	1,354	1,792
Total non-performing assets	$12,814	$11,845	$12,895	$8,508	$9,227

Annualized net charge-offs to average loans	0.04%	0.03%	-0.04%	0.03%	0.16%
Allowance to total loans	1.12%	1.12%	1.11%	1.02%	1.23%
Allowance to total non-performing loans	97.68%	104.33%	74.93%	99.33%	91.66%
Non-performing loans as a percent of loans
net of unearned income	1.15%	1.07%	1.48%	1.03%	1.34%
Non-performing assets as a percent of loans
net of unearned income	1.24%	1.18%	1.61%	1.22%	1.67%

Management believes it uses the best information available when estimating the allowance for loan losses and that the allowance for loan losses is adequate as of March 31, 2018.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank's allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The allowance for loan losses was $11,587,000 or 1.12% of total loans as of March 31, 2018 as compared to $11,190,000 or 1.12% of loans as of December 31, 2017. The $397,000 increase in the allowance during the first three months of 2018 is the result of a $500,000 provision and net charge-offs of $103,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category as of March 31, 2018 and December 31, 2017, 2016, 2015 and 2014 (dollars in thousands):

	March 31,		December 31
	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$1,077	20.9	$1,049	21.4	$1,064	25.9	$905	29.3	$878	33.5
Commercial	4,006	31.1	3,867	30.8	3,589	31.6	3,376	34.2	3,419	34.5
Agricultural	3,340	24.1	3,143	24.0	1,494	15.5	409	8.3	451	4.4
Construction	39	2.2	23	1.3	47	3.2	24	2.2	26	1.1
Consumer	123	0.9	124	1.0	122	1.4	102	1.7	84	1.5
Other commercial loans	1,273	7.3	1,272	7.2	1,327	7.3	1,183	8.2	1,007	8.6
Other agricultural loans	532	3.9	492	3.8	312	2.9	122	2.0	217	2.0
State & political subdivision loans	789	9.6	816	10.5	833	12.2	593	14.1	545	14.4
Unallocated	408	N/A	404	N/A	98	N/A	392	N/A	188	N/A
Total allowance for loan losses	$11,587	100.0	$11,190	100.0	$8,886	100.0	$7,106	100.0	$6,815	100.0

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank's allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate total 55.2% of the loan portfolio, 63.4% of the allowance is assigned to this segment of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions.

The following table identifies amounts of loans contractually past due 30 to 89 days and non-performing loans by loan category, as well as the change from December 31, 2017 to March 31, 2018 in non-performing loans(dollars in thousands). Non-performing loans include accruing loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	March 31, 2018				December 31, 2017
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days				30 - 89 Days
	Past Due	90 Days Past	Non-	Total Non-	Past Due	90 Days Past	Non-	Total Non-
(in thousands)	Accruing	Due Accruing	accrual	Performing	Accruing	Due Accruing	accrual	Performing
Real estate:
Residential	$755	$44	$1,556	$1,600	$1,550	$218	$1,386	$1,604
Commercial	4,198	-	6,372	6,372	1,519	162	5,192	5,354
Agricultural	85	-	194	194	242	30	175	205
Construction	-	-	127	127	-	-	133	133
Consumer	137	7	30	37	86	7	42	49
Other commercial loans	485	378	2,494	2,872	50	32	2,637	2,669
Other agricultural loans	-	-	660	660	42	106	606	712
Total nonperforming loans	$5,660	$429	$11,433	$11,862	$3,489	$555	$10,171	$10,726

	Change in Non-Performing Loans
	March 31, 2018 /December 31, 2017
(in thousands)	Amount	%
Real estate:
Residential	$(4)	(0.2)
Commercial	1,018	19.0
Agricultural	(11)	(5.4)
Construction	(6)	N/A
Consumer	(12)	(24.5)
Other commercial loans	203	7.6
Other agricultural loans	(52)	(7.3)
Total nonperforming loans	$1,136	10.6

For the three months ended March 31, 2018, we recorded a provision for loan losses of $500,000, which compares to $615,000 for the same period in 2017. The decrease was primarily attributable to the loan growth experienced during 2018 being lower than the growth experienced during the comparable period of 2017. Non-performing loans increased $1.1 million or 10.6%, from December 31, 2017 to March 31, 2018, primarily due to two customers. Approximately 50.5% of the Bank's non-performing loans at March 31, 2018 are associated with the following two customer relationships:

•
A commercial customer with a total loan relationship of $3.0 million, secured by undeveloped land, stone quarries and equipment, was on non-accrual status as of March 31, 2018. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer, who provides excavation services and stone for pad construction related to these activities. During 2017, the Company had the underlying collateral appraised. The appraisals indicated a decrease in collateral values compared to the appraisals ordered for the loan origination, however, the loan is still considered well secured on a loan to value basis. Management determined that no specific reserve was required as of March 31, 2018.

•
A commercial customer with a total loan relationship of $2.6 million, secured by residential rental properties, was on non-accrual status as of March 31, 2018. In the first quarter of 2011, the Company and borrower entered into a forbearance agreement to restructure the debt. In July of 2013, the customer filed for bankruptcy under Chapter 11 and a Trustee was appointed in January of 2014. In 2015, the Trustee decreased the loan payments below what was agreed to in the forbearance agreement. This decrease is currently being litigated in bankruptcy court. As a result of the decrease, the relationship has become more than 90 days past due. During 2016, the Company appraised the underlying collateral. The appraisals indicated a slight decrease in collateral values compared to the appraisals ordered for the loan origination, however, the loan is still considered well secured on a loan to value basis. We continue to monitor the bankruptcy proceedings to identify potential changes in the customer's operations and the impact these would have on the loan payments for our loans to the customer and the underlying collateral that supports these loans. As of March 31, 2018, there was no specific reserve for this relationship.

Management of the Bank believes that the allowance for loan losses as of March 31, 2018 is adequate, which is based on the following factors:
•	Two loan relationships comprise 50.5% of the non-performing loan balance, whose debt is considered well collateralized and has no specific reserves as of March 31, 2018.
•
As seen on page 43, the Company has a history of low charge-offs, which continued in 2018 as the net charge-offs were .04% of average loans and only $103,000. In 2016, a net recovery was experienced as the result of recovering a loan that was partially charged off in 2014.

Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of March 31, 2018 and December 31, 2017, the cash surrender value of the life insurance was $27.0 million and $26.9 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations.  The amounts recorded as non-interest income totaled $152,000 and $166,000 for the three month periods ended March 31, 2018 and 2017, respectively. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers' credit ratings.

The Company agreements that were purchased directly from insurance companies are structured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the employee's beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB provide a fixed split-dollar benefit for the beneficiaries estate, which is dependent on several factors including whether the covered individual was a Director of FNB or an employee of FNB and their salary level. As of March 31, 2018 and December 31, 2017, included in other liabilities on the Consolidated Balance Sheet was a liability of $598,000 and $578,000, respectively, for the obligation under the split-dollar benefit agreements.

Premises and Equipment

Premises and equipment decreased $145,000 to $16.4 million as of March 31, 2018 from December 31, 2017. This occurred primarily as a result of normal depreciation expense recorded in the first three months of 2018.

Deposits

The following table shows the composition of deposits as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31,		December 31,
	2018		2017
	Amount	%	Amount	%
Non-interest-bearing deposits	$173,124	15.5	$171,840	15.6
NOW accounts	324,745	29.1	337,307	30.5
Savings deposits	189,429	17.0	184,057	16.7
Money market deposit accounts	160,439	14.4	145,287	13.1
Certificates of deposit	267,416	24.0	266,452	24.1
Total	$1,115,153	100.0	$1,104,943	100.0

	March 31, 2018/
	December 31, 2017
	Change
	Amount	%
Non-interest-bearing deposits	$1,284	0.7
NOW accounts	(12,562)	(3.7)
Savings deposits	5,372	2.9
Money market deposit accounts	15,152	10.4
Certificates of deposit	964	0.4
Total	$10,210	0.9

Deposits increased $10.2 million since December 31, 2017. Customers, including local municipalities transferred balances from NOW accounts to money market accounts, which accounts for the majority of the changes in those accounts. As a result of strategic initiatives, we have grown our deposits through improving our cash management services.

Certificates of deposits increased $964,000 in 2018. The rates paid on certificates of deposits have increased in the first part of 2018 making them more attractive to customers who typically utilize certificate of deposits as a means of generating income or as a longer term investment option. The rates paid on certificates of deposit by the Company remain competitive with rates paid by our competition. As of March 31, 2018, the Bank did not have any outstanding brokered certificates of deposit.

Borrowed Funds

      Borrowed funds increased $9.5 million during the first three months of 2018. The increase was the result of borrowing an additional $9.8 million of overnight advances from the FHLB as a result of the loan growth experienced in the first quarter of 2018. Offsetting this, there was a decrease of approximately $300,000 in the balances outstanding under repurchase agreements. The Bank's current strategy for borrowings is to consider terms and structures to manage interest rate risk and liquidity in a potential rising interest rate environment. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

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

Total stockholders' equity was $129.9 million at March 31, 2018 compared to $129.0 million at December 31, 2017, an increase of $839,000, or 0.7%.  Excluding accumulated other comprehensive income, stockholders' equity increased $2.4 million, or 1.8%. The Company purchased 5,329 shares of treasury stock at a weighted average cost of $62.08 per share. The Company reissued 217 shares to certain employees as a reward for years of services at a weighted average cost of $62.47 per share. In the first three months of 2018, the Company had net income of $4.2 million and declared cash dividends of $1.5 million, or $0.435 per share, representing a cash dividend payout ratio of 35.7%.

All of the Company's debt investment securities are classified as available-for-sale, making this portion of the Company's balance sheet more sensitive to the changing market value of investments. As a result of changes in the interest rate environment and the defined benefit plan obligations, accumulated other comprehensive income decreased approximately $1.6 million from December 31, 2017.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios  of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2018 and December 31, 2017, that the Company and Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2018 and December 31, 2017, the Company and Bank are categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company and Bank's computed risk‑based capital ratios are as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$131,274	13.09%	$80,204	8.00%	$100,255	10.00%
Bank	$125,013	12.48%	$80,168	8.00%	$100,210	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Company	$119,522	11.92%	$60,153	6.00%	$80,204	8.00%
Bank	$113,260	11.30%	$60,126	6.00%	$80,168	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$112,022	11.17%	$45,115	4.50%	$65,166	6.50%
Bank	$113,260	11.30%	$45,095	4.50%	$65,137	6.50%

Tier 1 Capital (to Average Assets):
Company	$119,522	8.87%	$53,887	4.00%	$67,358	5.00%
Bank	$113,260	8.41%	$53,859	4.00%	$67,324	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$128,578	13.20%	$77,906	8.00%	$97,383	10.00%
Bank	$122,469	12.58%	$77,852	8.00%	$97,315	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Company	$117,224	12.04%	$58,430	6.00%	$77,906	8.00%
Bank	$111,114	11.42%	$58,389	6.00%	$77,852	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$109,724	11.27%	$43,822	4.50%	$63,299	6.50%
Bank	$111,114	11.42%	$43,792	4.50%	$63,255	6.50%

Tier 1 Capital (to Average Assets):
Company	$117,224	9.18%	$51,085	4.00%	$63,857	5.00%
Bank	$111,114	8.71%	$51,023	4.00%	$63,778	5.00%

Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Commitments to extend credit	$187,702	$188,482
Standby letters of credit	15,593	15,244
	$203,295	$203,726

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at March 31, 2018 and December 31, 2017 was $9,372,000 and $9,335,000, respectively. The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first three months of 2018 were $41,000 compared to $113,000 during the same time period in 2017.

Short-term debt from the FHLB supplements the Bank's availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $472.1 million, of which $101.9 million was outstanding at March 31, 2018. Additionally, we have a Federal funds line totaling $10.0 million from a third party bank at market rates.  This line is not drawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $4.2 million, which also is not drawn upon as of March 31, 2018. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial Services, Inc. is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial Services, Inc.'s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank's Board of Directors does not exceed the total of:  (i) the Bank's net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At March 31, 2018, Citizens Financial Services, Inc. (on an unconsolidated basis) had liquid assets of $6.1 million.

Interest Rate and Market Risk Management

      The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances and the market value risk of assets and liabilities.

      Because of the nature of our operations, we are not subject to foreign currency exchange or commodity price risk and, because we have no trading portfolio, we are not subject to trading risk. Currently, the Company has equity securities that represent only 0.01% of its total assets and, therefore, equity risk is not significant.

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

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company's risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of March 31, 2018 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-100 Shock	$45,634	$(812)	(1.8)
Base	46,446	-	-
+100 Shock	45,181	(1,265)	(2.7)
+200 Shock	43,699	(2,747)	(5.9)
+300 Shock	42,238	(4,208)	(9.1)
+400 Shock	40,750	(5,696)	(12.3)

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

(b) Changes to Internal Control over Financial Reporting

     There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

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
Item 1A – Risk Factors

      In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1.A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. At March 31, 2018, the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

1/1/18 to 1/31/18	-	$0.00	-	89,439
2/1/18 to 2/28/18	3,969	$62.01	3,936	85,503
3/1/18 to 3/31/18	1,360	$62.29	1,360	84,143
Total	5,329	$62.08	5,296	84,143

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
101 **
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended  March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Cash Flows (unaudited) and (v) related notes (unaudited).

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

Citizens Financial Services, Inc. (Registrant)

May 10, 2018	By:	/s/ Randall E. Black
Randall E. Black
President and Chief Executive Officer (Pricipal Executive Officer)

May 10, 2018	By:	/s/ Mickey L. Jones
Mickey L. Jones
Chief Financial Officer (Principal Financial and Accounting Officer)