Form 10-Q
period 2018-06-30
CITIZENS FINANCIAL SERVICES INC
filed 2018-08-09
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10‑Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
Or

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

The number of outstanding shares of the Registrant's Common Stock, as of August 2, 2018, was 3,512,653.

Citizens Financial Services, Inc.
Form 10-Q

INDEX

		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheet as of June 30,2018 and December 31, 2017	1
	Consolidated Statement of Income for the Three and Six Months Ended June 30, 2018 and 2017	2
	Consolidated Statement of Comprehensive Income for the Three and Six Months ended June 30, 2018 and 2017	3
	Consolidated Statement of Cash Flows for the Six Months ended June 30, 2018 and 2017	4
	Notes to Consolidated Financial Statements	5-29
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30-51
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51-52
Item 4.	Controls and Procedures	52

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52-53
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Mine Safety Disclosures	53
Item 5.	Other Information	53
Item 6.	Exhibits	53
	Signatures	54

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30,	December 31,
(in thousands except share data)	2018	2017
ASSETS:
Cash and due from banks:
Noninterest-bearing	$14,521	$16,347
Interest-bearing	1,092	2,170
Total cash and cash equivalents	15,613	18,517
Interest bearing time deposits with other banks	13,762	10,283
Equity securities	195	-
Available-for-sale securities	250,025	254,782
Loans held for sale	1,931	1,439
Loans (net of allowance for loan losses:
2018, $11,941 and 2017, $11,190)	1,028,259	989,335
Premises and equipment	16,289	16,523
Accrued interest receivable	4,285	4,196
Goodwill	23,296	23,296
Bank owned life insurance	27,189	26,883
Other intangibles	1,756	1,953
Other assets	14,994	14,679

TOTAL ASSETS	$1,397,594	$1,361,886

LIABILITIES:
Deposits:
Noninterest-bearing	$169,014	$171,840
Interest-bearing	949,578	933,103
Total deposits	1,118,592	1,104,943
Borrowed funds	133,652	114,664
Accrued interest payable	903	897
Other liabilities	12,166	12,371
TOTAL LIABILITIES	1,265,313	1,232,875
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares at June 30, 2018 and
December 31, 2017; none issued in 2018 or 2017	-	-
Common stock
$1.00 par value; authorized 25,000,000 shares at June 30, 2018 and
15,000,000 at December 31, 2017; issued 3,904,212 at June 30, 2018 and
3,869,939 at December 31, 2017	3,904	3,870
Additional paid-in capital	53,098	51,108
Retained earnings	93,717	89,982
Accumulated other comprehensive loss	(5,357)	(3,398)
Treasury stock, at cost: 391,559 shares at June 30, 2018
and 383,065 shares at December 31, 2017	(13,081)	(12,551)
TOTAL STOCKHOLDERS' EQUITY	132,281	129,011
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,397,594	$1,361,886

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2018	2017	2018	2017
INTEREST INCOME:
Interest and fees on loans	$12,461	$10,304	$24,322	$20,021
Interest-bearing deposits with banks	66	45	124	80
Investment securities:
Taxable	916	775	1,716	1,579
Nontaxable	474	601	1,001	1,269
Dividends	111	53	248	129
TOTAL INTEREST INCOME	14,028	11,778	27,411	23,078
INTEREST EXPENSE:
Deposits	1,585	1,143	2,901	2,188
Borrowed funds	692	231	1,339	489
TOTAL INTEREST EXPENSE	2,277	1,374	4,240	2,677
NET INTEREST INCOME	11,751	10,404	23,171	20,401
Provision for loan losses	325	625	825	1,240
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,426	9,779	22,346	19,161
NON-INTEREST INCOME:
Service charges	1,170	1,120	2,274	2,178
Trust	150	188	401	409
Brokerage and insurance	168	114	349	305
Gains on loans sold	60	148	132	249
Equity security gains, net	7	-	13	-
Available for sale security gains, net	-	23	-	195
Earnings on bank owned life insurance	154	167	306	333
Other	133	128	273	254
TOTAL NON-INTEREST INCOME	1,842	1,888	3,748	3,923
NON-INTEREST EXPENSES:
Salaries and employee benefits	4,737	4,377	9,572	8,743
Occupancy	514	477	1,106	1,004
Furniture and equipment	122	146	264	285
Professional fees	262	258	557	568
FDIC insurance	107	95	207	200
Pennsylvania shares tax	300	243	600	524
Amortization of intangibles	74	73	150	149
Other real estate owned expenses	157	82	295	172
Other	1,429	1,415	2,783	2,712
TOTAL NON-INTEREST EXPENSES	7,702	7,166	15,534	14,357
Income before provision for income taxes	5,566	4,501	10,560	8,727
Provision for income taxes	875	1,033	1,622	1,956
NET INCOME	$4,691	$3,468	$8,938	$6,771

PER COMMON SHARE DATA:
Net Income - Basic	$1.34	$0.99	$2.55	$1.93
Net Income - Diluted	$1.34	$0.99	$2.55	$1.93
Cash Dividends Paid	$0.435	$0.401	$0.870	$0.802

Number of shares used in computation - basic	3,507,242	3,514,394	3,509,882	3,513,925
Number of shares used in computation - diluted	3,508,709	3,515,582	3,510,513	3,514,535

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)		2018		2017		2018		2017
Net income		$4,691		$3,468		$8,938		$6,771
Other comprehensive income (loss):
Change in unrealized gains on available for sale securities	(529)		654		(2,574)		724
Income tax effect	112		(222)		540		(246)
Change in unrecognized pension cost	47		52		93		112
Income tax effect	(10)		(17)		(19)		(38)
Less: Reclassification adjustment for investment
security gains included in net income	-		(23)		-		(195)
Income tax effect	-		8		-		66
Other comprehensive income (loss), net of tax		(380)		452		(1,960)		423
Comprehensive income		$4,311		$3,920		$6,978		$7,194

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Six Months Ended
	June 30,
(in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,938	$6,771
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	825	1,240
Depreciation and amortization	182	199
Amortization and accretion of investment securities	569	735
Deferred income taxes	42	(105)
Equity and available for sale securities gains, net	(13)	(195)
Earnings on bank owned life insurance	(306)	(333)
Originations of loans held for sale	(7,260)	(10,247)
Proceeds from sales of loans held for sale	6,849	11,840
Realized gains on loans sold	(132)	(249)
(Increase) decrease in accrued interest receivable	(89)	392
Increase (decrease) in accrued interest payable	6	(92)
Other, net	23	(166)
Net cash provided by operating activities	9,634	9,790
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	-	25,407
Proceeds from maturity and principal repayments	31,351	36,510
Purchase of securities	(29,828)	(13,829)
Purchase of equity securities	(91)	-
Purchase of interest bearing time deposits with other banks	(4,721)	(4,069)
Proceeds from sale of interest bearing time deposits with other banks	1,239	1,745
Proceeds from matured interest bearing time deposits with other banks	-	496
Proceeds from redemption of regulatory stock	5,138	4,303
Purchase of regulatory stock	(5,574)	(3,487)
Net increase in loans	(39,375)	(88,468)
Purchase of premises and equipment	(140)	(131)
Proceeds from sale of foreclosed assets held for sale	736	237
Net cash used in investing activities	(41,265)	(41,286)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	13,649	45,706
Proceeds from long-term borrowings	4	5
Net short-term borrowed funds	18,984	(9,669)
Purchase of treasury and restricted stock	(850)	(509)
Dividends paid	(3,060)	(2,429)
Net cash provided by financing activities	28,727	33,104
Net (decrease) increase in cash and cash equivalents	(2,904)	1,608
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,517	17,754
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,613	$19,362

Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,234	$2,769
Income taxes paid	$1,200	$2,075
Loans transferred to foreclosed property	$78	$335
Investments purchased and not settled	$-	$1,541

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

In the opinion of management of the Company, the accompanying interim financial statements at June 30, 2018 and for the periods ended June 30, 2018 and 2017 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the periods. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. The financial performance reported for the Company for the six month period ended June 30, 2018 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

In May 2014,the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard was effective for the Company on January 1, 2018. Adoption of ASU 2014-09 did not have a material impact on the Company's consolidated financial statements other than additional disclosures in note 2 as the Company's primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09.

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

The Company has adopted this standard during the reporting period. On a prospective basis, the Company implemented changes to the measurement of the fair value of financial instruments using an exit price notion for disclosure purposes included in Note 12 to the financial statements. The June 30, 2018 fair value of each class of financial instruments disclosure did utilize the exit price notion when measuring fair value and, therefore, may not be comparable to the December 3l, 2017 disclosure.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 71S). The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. The Company adopted the standard on January 1, 2018, which resulted in a reclassification of $(53)and ($100) from Salaries and employee benefits into Other noninterest expenses on the Consolidated Statement of Income for the three and six month periods ended June 30, 2017. See note 10 for additional information on the presentation of these pension cost components.

Note 2 – Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Update ASU 2014-09 Revenue from Contracts with Customers – Topic 606 and all subsequent ASUs that modified ASC 606. The Company has elected to apply the standard to all prior periods presented utilizing the full retrospective approach. The implementation of the new standard had no material impact to the measurement or recognition of revenue of prior periods. Management determined that the primary sources of revenue emanating from interest and dividend income on loans and investments along with noninterest revenue resulting from investment security gains, loan servicing, gains on loans sold and earnings on bank owned life insurances are not within the scope of ASC 606. As a result, no changes were made during the period related to these sources of revenue, which cumulatively comprise 90.13% and 89.8% of the total revenue of the Company for the three and six months ended June 30, 2018, respectively. The main types of noninterest income within the scope of the standard are as follows:

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

•
Brokerage and insurance – Fees includes commissions from the sales of investments and insurance products recognized on a trade date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Additional fees are based on a percentage of the market value of customer accounts and billed on a monthly or quarterly basis. The Company's performance obligation under the contracts with certain customers is generally satisfied through the passage of time as the Company monitors and manages the assets in the customer's portfolio and is not dependent on certain return or performance level of the customer's portfolio. Fees for these services are billed monthly and are recorded as revenue at the end of the month for which the wealth management service has been performed. Other performance obligations (such as the delivery of account statements to customers) are generally considered immaterial to the overall transaction price.

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three and six months ended June 30, 2018. All revenue in the table below relates to goods and services transferred at a point in time.

Revenue stream	June 30, 2018
Service charges on deposit accounts	Three Months Ended	Six Months Ended
Overdraft fees	$381	$748
Statement fees	51	105
Interchange revenue	574	1,105
ATM income	101	197
Other service charges	63	119
Total Service Charges	1,170	2,274
Trust	150	401
Brokerage and insurance	168	349
Other	78	163
Total	$1,566	$3,187

Note 3 - Earnings per Share

The following table sets forth the computation of earnings per share. Earnings per share calculations give retroactive effect to stock dividends declared by the Company.

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income applicable to common stock	$4,691,000	$3,468,000	$8,938,000	$6,771,000
Basic earnings per share computation
Weighted average common shares outstanding	3,507,242	3,514,394	3,509,882	3,513,925
Earnings per share - basic	$1.34	$0.99	$2.55	$1.93
Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	3,507,242	3,514,394	3,509,882	3,513,925
Add: Dilutive effects of restricted stock	1,467	1,188	631	610
Weighted average common shares outstanding for dilutive earnings per share	3,508,709	3,515,582	3,510,513	3,514,535
Earnings per share - diluted	$1.34	$0.99	$2.55	$1.93

For the three months ended June 30, 2018 and 2017, there were 465 and 1,562 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had per share prices ranging from $46.69-$61.04 for the three month period ended June 30, 2018 and per share prices ranging from $49.87-$53.15 for the three month period ended June 30, 2017. For the six months ended June 30, 2018 and 2017, 3,349 and 4,921 shares, respectively, related to the restricted stock plan were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $46.69-$61.04 for the six month period ended June 30, 2018 and prices ranging from $47.81-$53.15 for the six month period ended June 30, 2017.

Note 4 – Investments

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at June 30, 2018 and December 31, 2017 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2018	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. agency securities	$103,190	$30	$(1,232)	$101,988
U.S. treasury securities	33,783	-	(791)	32,992
Obligations of state and
political subdivisions	67,763	456	(347)	67,872
Corporate obligations	3,000	23	-	3,023
Mortgage-backed securities in
government sponsored entities	45,202	3	(1,055)	44,150
Total available-for-sale securities	$252,938	$512	$(3,425)	$250,025

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. agency securities	$99,454	$26	$(593)	$98,887
U.S. treasury securities	28,782	-	(178)	28,604
Obligations of state and
political subdivisions	78,409	820	(139)	79,090
Corporate obligations	3,000	83	-	3,083
Mortgage-backed securities in
government sponsored entities	45,385	19	(377)	45,027
Equity securities in financial institutions	92	-	(1)	91
Total available-for-sale securities	$255,122	$948	$(1,288)	$254,782

The following table shows the Company's gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at June 30, 2018 and December 31, 2017 (in thousands). As of June 30, 2018, the Company owned 201 securities whose fair value was less than their cost basis.

June 30, 2018	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$76,159	$(978)	$19,842	$(254)	$96,001	$(1,232)
U.S. treasury securities	32,992	(791)	-	-	32,992	(791)
Obligations of state and
political subdivisions	22,564	(220)	6,007	(127)	28,571	(347)
Mortgage-backed securities in
government sponsored entities	25,918	(399)	17,677	(656)	43,595	(1,055)
Total securities	$157,633	$(2,388)	$43,526	$(1,037)	$201,159	$(3,425)

December 31, 2017
U.S. agency securities	$74,952	$(421)	$16,928	$(172)	$91,880	$(593)
U.S. treasury securities	28,604	(178)	-	-	28,604	(178)
Obligations of states and
political subdivisions	14,885	(85)	5,958	(54)	20,843	(139)
Mortgage-backed securities in
government sponsored entities	27,154	(190)	13,822	(187)	40,976	(377)
Equity securities in financial institutions	91	(1)	-	-	91	(1)
Total securities	$145,686	$(875)	$36,708	$(413)	$182,394	$(1,288)

As of June 30, 2018 and December 31, 2017, the Company's investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, U.S treasury securities, obligations of states and political subdivisions and mortgage backed securities issued by government sponsored entities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security's amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company's intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security's amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or issuer-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

There were no sales of available for sale securities during the six months ended June 30, 2018. Proceeds from sales of securities available-for-sale for the six months ended June 30, 2017 were $25,407,000. There were no sales of available for sale securities during the three months ended June 30, 2018. Proceeds from sales of securities available-for-sale for the three months ended June 30, 2017 were $6,641,000. The gross gains and losses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Gross gains on available for sale securities	$-	$30	$-	$202
Gross losses on available for sale securities	-	(7)	-	(7)
Net gains	$-	$23	$-	$195

The following table presents the net gains on the Company's equity investments recognized in earnings during the three month and six month periods ended June 30, 2018, and the portion of unrealized gains for the period that relates to equity investments held at June 30, 2018 (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net gains recognized in equity securities during the period	$7	$13
Less: Net gains realized on the sale of equity securities during the period	-	-
Unrealized gains recognized in equity securities held at reporting date	$7	$13

Investment securities with an approximate carrying value of $240.8 million and $243.4 million at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public funds and certain other deposits.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities (excludes equity securities) at June 30, 2018, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$47,012	$47,121
Due after one year through five years	106,241	104,395
Due after five years through ten years	50,336	49,644
Due after ten years	49,349	48,865
Total	$252,938	$250,025

Note 5 – Loans

The Company grants loans primarily to customers throughout north central, central and south central Pennsylvania and the southern tier of New York.  Although the Company had a diversified loan portfolio at June 30, 2018 and December 31, 2017, a substantial portion of its debtors' ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for loan losses as of June 30, 2018 and December 31, 2017 (in thousands):

June 30, 2018	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$213,242	$1,131	$30	$212,081
Commercial	309,571	13,791	1,388	294,392
Agricultural	262,691	5,204	683	256,804
Construction	27,901	-	-	27,901
Consumer	9,740	-	-	9,740
Other commercial loans	75,002	3,934	425	70,643
Other agricultural loans	42,131	1,471	-	40,660
State and political subdivision loans	99,922	-	-	99,922
Total	1,040,200	25,531	2,526	1,012,143
Allowance for loan losses	11,941	405	-	11,536
Net loans	$1,028,259	$25,126	$2,526	$1,000,607

December 31, 2017	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$214,479	$1,065	$33	$213,381
Commercial	308,084	13,864	1,460	292,760
Agricultural	239,957	3,901	702	235,354
Construction	13,502	-	-	13,502
Consumer	9,944	8	-	9,936
Other commercial loans	72,013	4,197	443	67,373
Other agricultural loans	37,809	1,363	-	36,446
State and political subdivision loans	104,737	-	-	104,737
Total	1,000,525	24,398	2,638	973,489
Allowance for loan losses	11,190	410	-	10,780
Net loans	$989,335	$23,988	$2,638	$962,709

Purchased loans were recorded at fair value on their purchase date without a carryover of the related allowance for loan losses. Upon acquisition, the Company evaluated whether an acquired loan was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired ("PCI") loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Based upon management's review, there were no material increases or decreases in the expected cash flows of these loans between the acquisition date and June 30, 2018. The fair value of PCI loans, on the acquisition date, was determined, primarily based on the fair value of the loans' collateral. The carrying value of PCI loans was $2,526,000 and $2,638,000 at June 30, 2018 and December 31, 2017, respectively. The carrying value of the PCI loans was determined by projected discounted contractual cash flows and collateral valuations.

Changes in the accretable yield for PCI loans were as follows for the three and six months ended June 30, 2018 and 2017, respectively (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Balance at beginning of period	$82	$275	$106	$389
Accretion	(23)	(108)	(47)	(222)
Balance at end of period	$59	$167	$59	$167

The following table presents additional information regarding loans acquired with specific evidence of deterioration in credit quality under ASC 310-30 (in thousands):

	June 30, 2018	December 31, 2017
Outstanding balance	$5,262	$5,295
Carrying amount	2,526	2,638

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

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables by class, excluding PCI loans, with the associated allowance amount, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
June 30, 2018	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$1,138	$261	$776	$1,037	$15
Home Equity	111	14	80	94	15
Commercial	16,576	12,442	1,349	13,791	159
Agricultural	5,210	3,648	1,556	5,204	25
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	4,489	3,552	382	3,934	151
Other agricultural loans	1,514	1,295	176	1,471	40
State and political subdivision loans	-	-	-	-	-
Total	$29,038	$21,212	$4,319	$25,531	$405

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
December 31, 2017	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$1,055	$273	$700	$973	$47
Home Equity	92	40	52	92	9
Commercial	16,363	13,154	710	13,864	94
Agricultural	5,231	3,283	618	3,901	3
Construction	-	-	-	-	-
Consumer	10	2	6	8	-
Other commercial loans	4,739	3,766	431	4,197	231
Other agricultural loans	1,397	1,238	125	1,363	26
State and political subdivision loans	-	-	-	-	-
Total	$28,887	$21,756	$2,642	$24,398	$410

The following tables includes the average balance of impaired financing receivables by class and the income recognized on these receivables for the three and six month periods ended June 30, 2018 and 2017(in thousands):

	For the Three Months Ended
	June 30, 2018			June 30, 2017
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	Cash Basis	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$1,045	$3	$-	$986	$3	$-
Home Equity	95	1	-	60	1	-
Commercial	13,833	120	3	12,980	134	-
Agricultural	4,185	49	-	3,641	32	-
Construction	-	-	-	-	-	-
Consumer	-	-	-	3	-	-
Other commercial loans	4,067	26	-	5,029	37	17
Other agricultural loans	1,342	9	-	1,515	22	-
State and political subdivision loans	-	-	-	-	-	-
Total	$24,567	$208	$3	$24,214	$229	$17

	For the Six Months ended
	June 30, 2018			June 30, 2017
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	Cash Basis	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$1,034	$7	$-	$940	$6	$-
Home Equity	101	2	-	58	2	-
Commercial	13,814	242	8	9,387	158	3
Agricultural	4,135	100	-	3,513	63	-
Construction	-	-	-	-	-	-
Consumer	2	-	-	2	-	-
Other commercial loans	4,112	52	-	5,313	77	27
Other agricultural loans	1,356	19	-	1,571	45	-
State and political subdivision loans	-	-	-	-	-	-
Total	$24,554	$422	$8	$20,784	$351	$30

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay the loan as agreed, the Company's loan rating process includes several layers of internal and external oversight. The Company's loan officers are responsible for the timely and accurate risk rating of the loans in each of their portfolios at origination and on an ongoing basis under the supervision of management.  All commercial, agricultural and state and political loans are reviewed annually to ensure the appropriateness of the loan grade. In addition, the Company engages an external consultant on at least an annual basis to 1) review a minimum of 50% of the dollar volume of the commercial loan portfolio on an annual basis, 2) review new loans originated for over $1.0 million in the last year, 3) review a majority of borrowers with commitments greater than or equal to $1.0 million,  4) review selected loan relationships over $750,000 which are over 30 days past due or classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate.

The following tables represent credit exposures by internally assigned grades as of June 30, 2018 and December 31, 2017 (in thousands):

June 30, 2018	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$284,415	$13,347	$11,690	$119	$-	$309,571
Agricultural	244,605	12,427	5,659	-	-	262,691
Construction	27,901	-	-	-	-	27,901
Other commercial loans	71,036	870	2,975	121	-	75,002
Other agricultural loans	39,753	1,048	1,330	-	-	42,131
State and political
subdivision loans	89,602	-	10,320	-	-	99,922
Total	$757,312	$27,692	$31,974	$240	$-	$817,218

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$281,742	$15,029	$11,271	$42	$-	$308,084
Agricultural	222,198	11,538	6,221	-	-	239,957
Construction	13,364	-	138	-	-	13,502
Other commercial loans	67,706	615	3,567	125	-	72,013
Other agricultural loans	34,914	1,325	1,570	-	-	37,809
State and political
subdivision loans	94,125	-	10,612	-	-	104,737
Total	$714,049	$28,507	$33,379	$167	$-	$776,102

For residential real estate mortgages, home equity and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below, and all loans past due 90 or more days and still accruing. The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2018 and December 31, 2017 (in thousands):

June 30, 2018	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$153,342	$1,375	$30	$154,747
Home Equity	58,377	118	-	58,495
Consumer	9,683	57	-	9,740
Total	$221,402	$1,550	$30	$222,982

December 31, 2017	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$152,820	$1,492	$33	$154,345
Home Equity	60,022	112	-	$60,134
Consumer	9,895	49	-	$9,944
Total	$222,737	$1,653	$33	$224,423

Aging Analysis of Past Due Financing Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due financing receivables as of June 30, 2018 and December 31, 2017 (in thousands):

								90 Days or
	30-59 Days	60-89 Days	90 Days	Total Past			Total Financing	Greater and
June 30, 2018	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	Accruing
Real estate loans:
Mortgages	$476	$202	$796	$1,474	$153,243	$30	$154,747	$-
Home Equity	220	8	94	322	58,173	-	58,495	-
Commercial	1,649	2,019	4,201	7,869	300,314	1,388	309,571	38
Agricultural	8	1,105	702	1,815	260,193	683	262,691	543
Construction	-	-	-	-	27,901	-	27,901	-
Consumer	31	26	32	89	9,651	-	9,740	32
Other commercial loans	47	8	2,324	2,379	72,198	425	75,002	-
Other agricultural loans	182	569	433	1,184	40,947	-	42,131	433
State and political
subdivision loans	-	-	-	-	99,922	-	99,922	-

Total	$2,613	$3,937	$8,582	$15,132	$1,022,542	$2,526	$1,040,200	$1,046

Loans considered non-accrual	$617	$790	$7,536	$8,943	$1,988	$-	$10,931
Loans still accruing	1,996	3,147	1,046	6,189	1,020,554	2,526	1,029,269
Total	$2,613	$3,937	$8,582	$15,132	$1,022,542	$2,526	$1,040,200

								90 Days or
	30-59 Days	60-89 Days	90 Days	Total Past			Total Financing	Greater and
December 31, 2017	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	Accruing
Real estate loans:
Mortgages	$996	$362	$810	$2,168	$152,144	$33	$154,345	$218
Home Equity	277	86	78	441	59,693	-	60,134	-
Commercial	1,353	1,010	3,865	6,228	300,396	1,460	308,084	162
Agricultural	242	-	205	447	238,808	702	239,957	30
Construction	-	-	133	133	13,369	-	13,502	-
Consumer	53	33	49	135	9,809	-	9,944	7
Other commercial loans	132	-	2,372	2,504	69,066	443	72,013	32
Other agricultural loans	-	42	106	148	37,661	-	37,809	106
State and political
subdivision loans	-	-	-	-	104,737	-	104,737	-
Total	$3,053	$1,533	$7,618	$12,204	$985,683	$2,638	$1,000,525	$555

Loans considered non-accrual	$816	$281	$7,063	$8,160	$2,011	$-	$10,171
Loans still accruing	2,237	1,252	555	4,044	983,672	2,638	990,354
Total	$3,053	$1,533	$7,618	$12,204	$985,683	$2,638	$1,000,525

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

The following table reflects the financing receivables, excluding PCI loans, on non-accrual status as of June 30, 2018 and December 31, 2017, respectively. The balances are presented by class of financing receivable (in thousands):

	June 30, 2018	December 31, 2017
Real estate loans:
Mortgages	$1,375	$1,274
Home Equity	118	112
Commercial	6,262	5,192
Agricultural	167	175
Construction	-	133
Consumer	25	42
Other commercial loans	2,415	2,637
Other agricultural loans	569	606
State and political subdivision	-	-
	$10,931	$10,171

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to structure more affordable terms before their loan reaches nonaccrual status. These restructured terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of interest or principal, or both, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company's investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower's ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  Based on this evaluation management would no longer consider a loan to be a TDR when the relevant facts support such a conclusion. As of June 30, 2018 and December 31, 2017, included within the allowance for loan losses are reserves of $87,000 and $41,000 respectively, that are associated with loans modified as TDRs.

Loan modifications that are considered TDRs completed during the three and six months ended June 30, 2018 and 2017 were as follows (dollars in thousands):

	For the Three Months Ended June 30, 2018
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Home Equity	-	1	$-	$1	$-	$1
Commercial	-	1	-	577	-	577
Agricultural	-	1	-	1,523		1,523
Other agricultural loans	-	4	-	176		176
Total	-	7	$-	$2,277	$-	$2,277

	For the Six Months Ended June 30, 2018
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Mortgages	-	1	$-	$7	$	$7
Home Equity	-	1	-	1	-	1
Commercial	-	1	-	577	-	577
Agricultural	-	1	-	1,523		1,523
Other agricultural loans	-	4	-	176		176
Total	-	8	$-	$2,284	$-	$2,284

	For the Three Months Ended June 30, 2017
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	5	$-	$6,093	$-	$6,093
Total	-	5	$-	$6,093	$-	$6,093

	For the Six Months Ended June 30, 2017
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	7	$-	$6,797	$-	$6,797
Total	-	7	$-	$6,797	$-	$6,797

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism on modified loans occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. There were no loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which began January 1, 2018 and 2017 (6 month periods) and April 1, 2018 and 2017 (3 month periods), respectively, that subsequently defaulted during these reporting periods.

Allowance for Loan Losses
The following table segregates the allowance for loan losses (ALLL) into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2018 and December 31, 2017, respectively (in thousands):

	June 30, 2018			December 31, 2017
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real estate loans:
Residential	$30	$1,015	$1,045	$56	$993	$1,049
Commercial	159	3,635	3,794	94	3,773	3,867
Agricultural	25	3,648	3,673	3	3,140	3,143
Construction	-	44	44	-	23	23
Consumer	-	115	115	-	124	124
Other commercial loans	151	1,115	1,266	231	1,041	1,272
Other agricultural loans	40	549	589	26	466	492
State and political
subdivision loans	-	767	767	-	816	816
Unallocated	-	648	648	-	404	404
Total	$405	$11,536	$11,941	$410	$10,780	$11,190

The following tables roll forward the balance of the ALLL by portfolio segment for the three and six months ended June 30, 2018 and 2017, respectively (in thousands):

	For the three months ended June 30, 2018
	Balance at March 31, 2018	Charge-offs	Recoveries	Provision	Balance at June 30, 2018
Real estate loans:
Residential	$1,077	$(2)	$69	$(99)	$1,045
Commercial	4,006	-	3	(215)	3,794
Agricultural	3,340	-	-	333	3,673
Construction	39	-	-	5	44
Consumer	123	(6)	7	(9)	115
Other commercial loans	1,273	(46)	11	28	1,266
Other agricultural loans	532	(7)	-	64	589
State and political
subdivision loans	789	-	-	(22)	767
Unallocated	408	-	-	240	648
Total	$11,587	$(61)	$90	$325	$11,941

	For the six months ended June 30, 2018
	Balance at December 31, 2017	Charge-offs	Recoveries	Provision	Balance at June 30, 2018
Real estate loans:
Residential	$1,049	$(17)	$69	$(56)	$1,045
Commercial	3,867	-	3	(76)	3,794
Agricultural	3,143	-	-	530	3,673
Construction	23	-	-	21	44
Consumer	124	(19)	17	(7)	115
Other commercial loans	1,272	(91)	14	71	1,266
Other agricultural loans	492	(50)	-	147	589
State and political
subdivision loans	816	-	-	(49)	767
Unallocated	404	-	-	244	648
Total	$11,190	$(177)	$103	$825	$11,941

	For the three months ended June 30, 2017
	Balance at March 31, 2017	Charge-offs	Recoveries	Provision	Balance at June 30, 2017
Real estate loans:
Residential	$1,042	$(48)	$-	$110	$1,104
Commercial	3,665	-	2	(126)	3,541
Agricultural	1,952			500	2,452
Construction	46	-	-	(1)	45
Consumer	123	(17)	12	7	125
Other commercial loans	1,215	-	-	(84)	1,131
Other agricultural loans	306	-		125	431
State and political
subdivision loans	824	-	-	14	838
Unallocated	232	-	-	80	312
Total	$9,405	$(65)	$14	$625	$9,979

	For the six months ended June 30, 2017
	Balance at December 31, 2016	Charge-offs	Recoveries	Provision	Balance at June 30, 2017
Real estate loans:
Residential	$1,064	$(93)	$-	$133	$1,104
Commercial	3,589	(41)	6	(13)	3,541
Agricultural	1,494	-		958	2,452
Construction	47	-	-	(2)	45
Consumer	122	(45)	22	26	125
Other commercial loans	1,327	-	9	(205)	1,131
Other agricultural loans	312	(5)		124	431
State and political
subdivision loans	833	-	-	5	838
Unallocated	98	-	-	214	312
Total	$8,886	$(184)	$37	$1,240	$9,979

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

For the three months ended June 30, 2018, the allowance for residential real estate decreased in general reserves for pooled loans as a result of a decrease in the qualitative factor associated with unemployment rates. In addition, there was a decrease in total residential loans. This was represented as a decrease to the provision.  The allowance for commercial real estate was decreased in general reserves due to a decrease in the qualitative factor associated with unemployment rates and an improvement in the number of loans classified as special mention. This was represented as a decrease in the provision. The allowance for agricultural real estate loans was increased in general reserves as a result of higher loan balances and an increase in the amount of loans classified as special mention and substandard. The result of this was represented as an increase in the provision. The allowance for other agricultural loans was increased in general reserves as a result of higher loan balances. The result of these changes was represented as an increase in the provision.

For the six months ended June 30, 2018, the allowance for residential real estate decreased in general reserves for pooled loans as a result of a decrease in the qualitative factor associated with unemployment rates. In addition, there was a decrease in total residential loans. This was represented as a decrease to the provision.  The allowance for commercial real estate was decreased in general reserves due to a decrease in the qualitative factor associated with unemployment rates and an improvement in the number of loans classified as special mention. This was represented as a decrease in the provision. The allowance for agricultural real estate loans was increased in general reserves as a result of higher loan balances and an increase in the amount of loans classified as special mention. The result of this was represented as an increase in the provision. The allowance for other agricultural loans was increased in general reserves as a result of higher loan balances. The result of these changes was represented as an increase in the provision.

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
Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of June 30, 2018 and December 31, 2017, included with other assets are $471,000 and $1,119,000, respectively, of foreclosed assets. As of June 30, 2018, included within the foreclosed assets are $175,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of June 30 2018, the Company has initiated formal foreclosure proceedings on $2,023,000 of consumer residential mortgages, which have not yet been transferred into foreclosed assets.

Note 6 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018			December 31, 2017
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$1,656	$(1,009)	$647	$1,605	$(912)	$693
Core deposit intangibles	1,786	(721)	1,065	1,786	(586)	1,200
Covenant not to compete	125	(81)	44	125	(65)	60
Total amortized intangible assets	$3,567	$(1,811)	$1,756	$3,516	$(1,563)	$1,953
Unamortized intangible assets:
Goodwill	$23,296			$23,296
(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for amortized intangible assets for the next five years. We based our projections of amortization expense shown below on existing asset balances at June 30, 2018. Future amortization expense may vary from these projections (in thousands):

	MSRs	Core deposit intangibles	Covenant not to compete	Total
Three months ended June 30, 2018 (actual)	$48	$66	$8	$122
Six months ended June 30, 2018 (actual)	97	134	16	247
Three months ended June 30, 2017 (actual)	45	66	7	118
Six months June 30, 2017 (actual)	91	134	15	240
Estimate for year ended December 31,
Remaining 2018	88	130	15	233
2019	157	230	29	416
2020	123	197	-	320
2021	94	165	-	259
2022	69	133	-	202

Note 7 – Federal Home Loan Bank Stock

As a member of the FHLB of Pittsburgh, the Bank is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of June 30, 2018 and December 31, 2017, the Bank's investment in FHLB stock was $6,456,000 and $6,021,000, respectively. The stock does not have a readily determinable fair value and, as such, is classified as restricted stock, carried at cost and evaluated by management for impairment.  The stock's value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) a significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB's regulatory capital ratios are sufficient, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members and has paid a quarterly cash dividend.

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

The value of the collateral segmented by the remaining contractual maturity of the repurchase agreements in the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 is presented in the following tables (in thousands):

	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
June 30, 2018	Continuous	30 Days	30 - 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$18,909	$-	$-	$1,998	$20,907
Total carrying value of collateral pledged	$18,909	$-	$-	$1,998	$20,907
Total liability recognized for repurchase agreements					$15,061

December 31, 2017
Repurchase Agreements:
U.S. agency securities	$16,027	$-	$-	$2,035	$18,062
Total carrying value of collateral pledged	$16,027	$-	$-	$2,035	$18,062
Total liability recognized for repurchase agreements					$14,989

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

The following sets forth the components of net periodic benefit costs of the Pension Plan and the line item on the Consolidated Statement of Income where such amounts are included, for the three months ended June 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Affected line item on the Consolidated
	2018	2017	2018	2017	Statement of income
Service cost	$90	$84	$179	$175	Salaries and Employee Benefits
Interest cost	162	168	325	335	Other Expenses
Expected return on plan assets	(345)	(273)	(689)	(547)	Other Expenses
Net amortization and deferral	47	52	93	112	Other Expenses

Net periodic (benefit) cost	$(46)	$31	$(92)	$75

The Bank does not expect to make any contributions to the Pension Plans during 2018.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the "Plan") whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company's common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  In April of 2016, the Company's shareholders authorized a total of 150,000 shares of the Company's common stock to be made available under the Plan. As of June 30, 2018, 136,539 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted shares during the three and six months ended June 30, 2018:

	Three months		Six months
		Weighted		Weighted
	Unvested	Average	Unvested	Average
	Shares	Market Price	Shares	Market Price
Outstanding, beginning of period	8,691	$51.19	8,783	$51.20
Granted	4,869	62.91	4,869	62.91
Forfeited	-	-	-	-
Vested	(3,626)	(50.54)	(3,718)	(50.58)
Outstanding, end of period	9,934	$57.18	9,934	$57.18

Compensation cost related to restricted stock is recognized, based on the market price of the stock at the grant date, over the vesting period. Compensation expense related to restricted stock was $119,000 and $104,000 for the six months ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2018 and 2017, compensation expense totaled $63,000 and $54,000, respectively. At June 30, 2018, the total compensation cost related to nonvested awards that has not yet been recognized was $568,000, which is expected to be recognized over the next three years.

Note 10 – Accumulated Comprehensive Loss

The following tables present the changes in accumulated other comprehensive loss by component net of tax for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Six months ended June 30, 2018
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2017	$(269)	$(3,129)	$(3,398)
Change in Accounting policy for equity securities	1	-	1
Other comprehensive loss before reclassifications (net of tax)	(2,034)	-	(2,034)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	-	74	74
Net current period other comprehensive loss	(2,034)	74	(1,960)
Balance as of June 30, 2018	$(2,302)	$(3,055)	$(5,357)

	Six months ended June 30, 2017
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2016	$1,306	$(2,698)	$(1,392)
Other comprehensive income before reclassifications (net of tax)	478	-	478
Amounts reclassified from accumulated other
comprehensive loss (net of tax)	(129)	74	(55)
Net current period other comprehensive income	349	74	423
Balance as of June 30, 2017	$1,655	$(2,624)	$(969)

	Three months ended June 30, 2018
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of March 31, 2018	$(1,885)	$(3,092)	$(4,977)
Other comprehensive loss before reclassifications (net of tax)	(417)	-	(417)
Amounts reclassified from accumulated other
comprehensive loss (net of tax)	-	37	37
Net current period other comprehensive income (loss)	(417)	37	(380)
Balance as of June 30, 2018	$(2,302)	$(3,055)	$(5,357)

	Three months ended June 30, 2017
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of March 31, 2017	$1,238	$(2,659)	$(1,421)
Other comprehensive income before reclassifications (net of tax)	432	-	432
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(15)	35	20
Net current period other comprehensive income (loss)	417	35	452
Balance as of June 30, 2017	$1,655	$(2,624)	$(969)

(a) Amounts in parentheses indicate debits on the Consolidated Balalance Sheet

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income for the three and six months ended June 30, 2018 and 2017 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the Consolidated Statement of Income
	Three Months Ended June 30,
	2018	2017
Unrealized gains and losses on available for sale securities
	$-	$23	Available for sale securities gains, net
	-	(8)	Provision for income taxes
	$-	$15	Net of tax

Defined benefit pension items
	$(47)	$(52)	Salaries and employee benefits
	10	17	Provision for income taxes
	$(37)	$(35)	Net of tax

Total reclassifications	$(37)	$(20)

	Six Months Ended June 30
	2018	2017
Unrealized gains and losses on available for sale securities
	$-	$195	Available for sale securities gains, net
	-	(66)	Provision for income taxes
	$-	$129	Net of tax

Defined benefit pension items
	$(93)	$(112)	Salaries and employee benefits
	19	38	Provision for income taxes
	$(74)	$(74)	Net of tax

Total reclassifications	$(74)	$55

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

Assets and Liabilities Required to be Measured at Fair Value on a Recurring Basis
The fair values of equity securities and securities available for sale are determined by quoted prices in active markets, when available, and classified as Level I. If quoted market prices are not available, the fair value is determined by a matrix pricing, which is a mathematical technique, widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities and classified as Level II. The fair values consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond's terms and conditions, among other things.
The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of June 30, 2018 and December 31, 2017 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

June 30, 2018	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities in financial institutions	$195	$-	$-	$195
Available for sale securities:
U.S. Agency securities	-	101,988	-	101,988
U.S. Treasury securities	32,992	-	-	32,992
Obligations of state and
political subdivisions	-	67,872	-	67,872
Corporate obligations	-	3,023	-	3,023
Mortgage-backed securities in
government sponsored entities	-	44,150	-	44,150

December 31, 2017	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Available for sale securities:
U.S. Agency securities	$-	$98,887	$-	$98,887
U.S. Treasuries securities	28,604	-	-	28,604
Obligations of state and
political subdivisions	-	79,090	-	79,090
Corporate obligations	-	3,083	-	3,083
Mortgage-backed securities in
government sponsored entities	-	45,027	-	45,027
Equity securities in financial institutions	91	-	-	91

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis as of June 30, 2018 and December 31, 2017 are included in the table below (in thousands):

June 30, 2018	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$3,470	$3,470
Other real estate owned	-	-	326	326

December 31, 2017
Impaired Loans	$-	$-	$1,569	$1,569
Other real estate owned	-	-	1,024	1,024

•
Impaired Loans - The Company has measured impairment on impaired loans generally based on the fair value of the loan's collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level III measurement.  If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. The fair values above excluded estimated selling costs of $304,000 and $163,000 at June 30, 2018 and December 31, 2017, respectively.

•
Other Real Estate Owned (OREO) – OREO is carried at the lower of cost or fair value less estimated costs to sell, which is measured at the date of foreclosure.  If the fair value of the collateral exceeds the carrying amount of the loan, no charge-off or adjustment is necessary, the loan is not considered to be carried at fair value, and is therefore not included in the table above. If the fair value of the collateral is less than the carrying amount of the loan, management will charge the loan down to its estimated realizable value. The fair value of OREO is based on the appraised value of the property, which is generally unadjusted by management and is based on comparable sales for similar properties in the same geographic region as the subject property, and is included in the above table as a Level II measurement.  In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.  In these cases, the loans are categorized in the above table as a Level III measurement since these adjustments are considered to be unobservable inputs. Income and expenses from operations and further declines in the fair value of the collateral subsequent to foreclosure are included in net expenses from OREO.

The following table provides a listing of the significant unobservable inputs used in the fair value measurement process for items valued utilizing Level III techniques (dollars in thousands).

June 30, 2018	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	$3,470	Appraised Collateral Values	Discount for time since appraisal	0-100%	27.32%
			Selling costs	5%-11%	7.88%
			Holding period	0 - 12 months	11.4 months

Other real estate owned	326	Appraised Collateral Values	Discount for time since appraisal	25-35%	27.45%

December 31, 2017	Fair Value	Valuation Technique(s)	Unobservable input	Range
Impaired Loans	1,569	Appraised Collateral Values	Discount for time since appraisal	0-100%	30.83%
			Selling costs	5%-9%	8.35%
			Holding period	6 - 12 months	11 months

Other real estate owned	1,024	Appraised Collateral Values	Discount for time since appraisal	15-65%	26.26%

Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company's financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

	Carrying
June 30, 2018	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$15,613	$15,613	$15,613	$-	$-
Interest bearing time deposits with other banks	13,762	13,766	-	-	13,766
Loans held for sale	1,931	1,931	1,931	-	-
Net loans	1,028,259	1,021,166	-	-	1,021,166
Bank owned life insurance	27,189	27,189	27,189	-	-
Regulatory stock	7,220	7,220	7,220	-	-
Accrued interest receivable	4,285	4,285	4,285	-	-

Financial liabilities:
Deposits	$1,118,592	$1,113,001	$847,151	$-	$265,850
Borrowed funds	133,652	132,322	96,566	-	35,756
Accrued interest payable	903	903	903	-	-

	Carrying
December 31, 2017	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$18,517	$18,517	$18,517	$-	$-
Interest bearing time deposits with other banks	10,283	10,287	-	-	10,287
Loans held for sale	1,439	1,439	1,439
Net loans	989,335	981,238	-	-	981,238
Bank owned life insurance	26,883	26,883	26,883	-	-
Regulatory stock	6,784	6,784	6,784	-	-
Accrued interest receivable	4,196	4,196	4,196	-	-

Financial liabilities:
Deposits	$1,104,943	$1,101,583	$838,490	$-	$263,093
Borrowed funds	114,664	113,452	77,650	-	35,802
Accrued interest payable	897	897	897	-	-

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

•	It could take us longer than we anticipate to implement strategic initiatives designed to increase revenues or manage expenses, or we may be unable to implement those initiatives at all.
•	We may not be able to successfully integrate businesses we acquire or be able to fully realize the expected financial and other benefits from acquisitions.
•	Acquisitions and dispositions of assets could affect us in ways that management has not anticipated.
•	We may become subject to new legal obligations or the resolution of litigation may have a negative effect on our financial condition or operating results.
•	We may become subject to new and unanticipated accounting, tax, or regulatory practices or requirements.
•	We could experience greater loan delinquencies than anticipated, adversely affecting our earnings and financial condition.
•	We could experience greater losses than expected due to the ever increasing volume of information theft and fraudulent scams impacting our customers and the banking industry.
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

Introduction

The following is management's discussion and analysis of the financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. Management's discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results you may expect for the full year.

The Company currently engages in the general business of banking throughout our service area of Potter, Tioga, Clinton, Bradford and Centre counties in north central Pennsylvania, Lebanon, Berks, Schuylkill and Lancaster counties in south central Pennsylvania and Allegany County in southern New York. We also have a limited branch office in Union county, Pennsylvania, which primarily serves agricultural customers in the central Pennsylvania market. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 29 banking facilities, 28 of which operate as bank branches.  In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy, State College and three branches near the city of Lebanon, Pennsylvania. We also have limited branch offices in Winfield and Narvon, Pennsylvania. In New York, our office is in Wellsville.

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

Reputational risk, or the risk to our business, earnings, liquidity, and capital from negative public opinion, could result from our actual or alleged conduct in a variety of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, ethical issues, or inadequate protection of customer information, including fraudulent activity outside the Company's control. We expend significant resources to comply with regulatory requirements. Failure to comply could result in reputational harm or significant legal or remedial costs. Damage to our reputation could adversely affect our ability to retain and attract new customers, and adversely impact our earnings and liquidity.

Regulatory and compliance risk represents the possibility that a change in law, regulations or regulatory policy may have a material effect on the business of the Company. We cannot predict what legislation might be enacted or what regulations might be adopted, or if adopted, the effect thereof on our operations.

Competition

The banking industry in the Bank's service areas continue to be extremely competitive, both among commercial banks and with financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies, credit unions, agricultural cooperatives and internet entities. Competition in our north central Pennsylvania market has increased as a result of other financial institutions looking to expand into new markets. With larger population centers in our central and south central markets, we experience more competition to gather deposits and to make loans. Mortgage banking firms, financial companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms and even government agencies provide additional competition for loans and other financial services.  The Bank is generally competitive with all competing financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Balance Sheets since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of June 30, 2018 and December 31, 2017, the Trust Department had $122.2 million and $122.7 million of assets under management, respectively.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank's market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Balance Sheets since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank's Investment Representatives increased from $156.0 million at December 31, 2017 to $165.7 million at June 30, 2018. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, especially in our central and south central Pennsylvania markets.

In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. As of June 30, 2018, customers owning 7,012 acres have signed agreements with the Bank that provide for the Bank to manage oil and gas matters related to the customers land, which may include negotiating lease payments and royalty percentages, resolving leasing issues, accounting for and ensuring the accuracy of royalty checks, distributing revenue to satisfy investment objectives and providing customized reports outlining payment and distribution information.

Results of Operations

Overview of the Income Statement

The Company had net income of $8,938,000 for the first six months of 2018 compared to $6,771,000 for last year's comparable period, an increase of $2,167,000, or 32.0%. Basic earnings per share for the first six months of 2018 were $2.55, compared to $1.93 last year, representing a 32.1% increase.  Annualized return on assets and return on equity for the six months of 2018 were 1.29% and 13.15%, respectively, compared with 1.10% and 10.63% for last year's comparable period.

Net income for the three months ended June 30, 2018 was $4,691,000 compared to $3,468,000 in the comparable 2017 period, an increase of $1,223,000 or 35.3%. Basic earnings per share for the three months ended June 30, 2018 were $1.34, compared to $0.99 last year, representing a 35.4% increase. Annualized return on assets and return on equity for the quarter ended June 30, 2018 was 1.34% and 13.68%, respectively, compared with 1.12% and 10.80% for the same 2017 period.

Net Interest Income

Net interest income, the most significant component of the Company's earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense on interest-bearing liabilities.

Net interest income for the first six months of 2018 was $23,171,000, an increase of $2,770,000, or 13.6%, compared to the same period in 2017.  For the first six months of 2018, the provision for loan losses totaled $825,000, a decrease of $415,000 over the comparable period in 2017.  Consequently, net interest income after the provision for loan losses was $22,346,000 compared to $19,161,000 during the first six months of 2017.

For the three months ended June 30, 2018, net interest income was $11,751,000 compared to $10,404,000, an increase of $1,347,000, or 13.0% over the comparable period in 2017. The provision for loan losses this quarter was $325,000 compared to $625,000 for last year's second quarter.  Consequently, net interest income after the provision for loan losses was $11,426,000 for the quarter ended June 30, 2018 compared to $9,779,000 in 2017.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders' equity, the related rates, net interest income and interest rate spread created for the six and three months ended June 30, 2018 and 2017 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates (1)
	Six Months Ended
	June 30, 2018			June 30, 2017
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$		$ %	$		$ %
ASSETS
Short-term investments:
Interest-bearing deposits at banks	8,609	9	0.21	9,106	9	0.20
Total short-term investments	8,609	9	0.21	9,106	9	0.20
Interest bearing time deposits at banks	10,753	115	2.16	7,123	71	2.01
Investment securities:
Taxable	187,650	1,965	2.09	202,316	1,708	1.69
Tax-exempt (3)	71,775	1,267	3.53	87,491	1,922	4.39
Total investment securities	259,425	3,232	2.49	289,807	3,630	2.51
Loans:
Residential mortgage loans	214,766	5,538	5.20	206,018	5,291	5.18
Construction	20,523	474	4.66	27,198	574	4.25
Commercial Loans	390,068	10,175	5.26	322,012	8,392	5.26
Agricultural Loans	291,030	6,324	4.38	185,160	3,966	4.32
Loans to state & political subdivisions	101,891	1,788	3.54	96,818	2,026	4.22
Other loans	9,500	368	7.81	10,394	415	8.04
Loans, net of discount (2)(3)(4)	1,027,778	24,667	4.84	847,600	20,664	4.92
Total interest-earning assets	1,306,565	28,023	4.33	1,153,636	24,374	4.26
Cash and due from banks	6,717			6,604
Bank premises and equipment	16,418			16,947
Other assets	54,590			55,850
Total non-interest earning assets	77,725			79,401
Total assets	1,384,290			1,233,037
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	328,256	733	0.45	319,387	534	0.34
Savings accounts	187,361	101	0.11	177,746	92	0.10
Money market accounts	153,345	610	0.80	122,943	290	0.48
Certificates of deposit	267,407	1,457	1.10	261,942	1,272	0.98
Total interest-bearing deposits	936,369	2,901	0.62	882,018	2,188	0.50
Other borrowed funds	132,179	1,339	2.04	57,348	489	1.72
Total interest-bearing liabilities	1,068,548	4,240	0.80	939,366	2,677	0.57
Demand deposits	167,255			151,396
Other liabilities	12,577			14,846
Total non-interest-bearing liabilities	179,832			166,242
Stockholders' equity	135,910			127,429
Total liabilities & stockholders' equity	1,384,290			1,233,037
Net interest income		23,783			21,697
Net interest spread (5)			3.53%			3.69%
Net interest income as a percentage
of average interest-earning assets			3.67%			3.79%
Ratio of interest-earning assets
to interest-bearing liabilities			122%			123%

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
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

	Analysis of Average Balances and Interest Rates (1)
	Three Months Ended
	June 30, 2018			June 30, 2017
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$		$ %	$		$ %
ASSETS
Short-term investments:
Interest-bearing deposits at banks	9,112	4	0.18	10,552	7	0.23
Total short-term investments	9,112	4	0.18	10,552	7	0.23
Interest bearing time deposits at banks	11,191	62	2.19	7,374	38	2.03
Investment securities:
Taxable	180,905	1,028	2.27	186,983	828	1.77
Tax-exempt (3)	68,301	600	3.51	84,235	909	4.32
Total investment securities	249,206	1,628	2.61	271,218	1,737	2.56
Loans:
Residential mortgage loans	214,932	2,814	5.25	206,057	2,657	5.17
Construction	23,349	273	4.69	26,258	269	4.12
Commercial Loans	391,935	5,197	5.32	327,924	4,326	5.29
Agricultural Loans	298,266	3,286	4.42	200,865	2,153	4.30
Loans to state & political subdivisions	99,301	873	3.53	96,461	1,014	4.22
Other loans	9,494	184	7.82	10,294	206	8.03
Loans, net of discount (2)(3)(4)	1,037,277	12,627	4.88	867,859	10,625	4.91
Total interest-earning assets	1,306,786	14,321	4.40	1,157,003	12,407	4.30
Cash and due from banks	6,529			6,538
Bank premises and equipment	16,356			16,888
Other assets	65,473			62,907
Total non-interest earning assets	88,358			86,333
Total assets	1,395,144			1,243,336
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	330,550	404	0.49	328,055	294	0.36
Savings accounts	189,457	51	0.11	180,042	47	0.10
Money market accounts	160,719	365	0.91	128,931	160	0.50
Certificates of deposit	268,526	765	1.14	261,368	642	0.98
Total interest-bearing deposits	949,252	1,585	0.67	898,396	1,143	0.51
Other borrowed funds	125,815	692	2.21	45,969	231	2.02
Total interest-bearing liabilities	1,075,067	2,277	0.85	944,365	1,374	0.58
Demand deposits	170,287			155,724
Other liabilities	12,617			14,820
Total non-interest-bearing liabilities	182,904			170,544
Stockholders' equity	137,173			128,427
Total liabilities & stockholders' equity	1,395,144			1,243,336
Net interest income		12,044			11,033
Net interest spread (5)			3.55%			3.72%
Net interest income as a percentage
of average interest-earning assets			3.70%			3.82%
Ratio of interest-earning assets
to interest-bearing liabilities			122%			123%

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 21% for the six and three months ended June 30, 2018 and 34% for the six and three months ended June 30, 2017.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company's Federal statutory rate during the corresponding period. The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended June 30, 2018 and 2017 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$1,567	$1,474	$3,089	$3,057
Tax equivalent adjustment	127	308	267	653
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$1,694	$1,782	$3,356	$3,710

Interest and fees on loans (non-tax adjusted)	$12,461	$10,304	$24,322	$20,021
Tax equivalent adjustment	166	321	345	643
Interest and fees on loans (tax equivalent basis)	$12,627	$10,625	$24,667	$20,664

Total interest income	$14,028	$11,778	$27,411	$23,078
Total interest expense	2,277	1,374	4,240	2,677
Net interest income	11,751	10,404	23,171	20,401
Total tax equivalent adjustment	293	629	612	1,296
Net interest income (tax equivalent basis)	$12,044	$11,033	$23,783	$21,697

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended June 30, 2018 vs 2017 (1)			Six months ended June 30, 2018 vs. 2017 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$(2)	$(1)	$(3)	$-	$-	$-
Interest bearing time deposits at banks	20	4	24	39	5	44
Investment securities:
Taxable	(26)	226	200	(111)	368	257
Tax-exempt	(156)	(153)	(309)	(313)	(342)	(655)
Total investments	(182)	73	(109)	(424)	26	(398)
Loans:
Residential mortgage loans	115	42	157	226	21	247
Construction	(12)	16	4	(163)	63	(100)
Commercial Loans	848	23	871	1,775	8	1,783
Agricultural Loans	1,071	62	1,133	2,300	58	2,358
Loans to state & political subdivisions	31	(172)	(141)	115	(353)	(238)
Other loans	(16)	(6)	(22)	(35)	(12)	(47)
Total loans, net of discount	2,037	(35)	2,002	4,218	(215)	4,003
Total Interest Income	1,873	41	1,914	3,833	(184)	3,649
Interest Expense:
Interest-bearing deposits:
NOW accounts	2	108	110	15	184	199
Savings accounts	3	1	4	5	4	9
Money Market accounts	47	158	205	85	235	320
Certificates of deposit	18	105	123	27	158	185
Total interest-bearing deposits	70	372	442	132	581	713
Other borrowed funds	437	24	461	743	107	850
Total interest expense	507	396	903	875	688	1,563
Net interest income	$1,366	$(355)	$1,011	$2,958	$(872)	$2,086

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $21,697,000 for the six month period ended June 30, 2017 to $23,783,000 for the six month period ended June 30, 2018, an increase of $2,086,000. The tax equivalent net interest margin decreased from 3.79% for the first six months of 2017 to 3.67% for the comparable period in 2017. A significant portion of the decrease is attributable to a change in the corporate tax rate from 34% to 21%, which resulted in the tax equivalent yield on our tax-exempt investments and loans to decrease.

Total tax equivalent interest income for the 2018 six month period increased $3,649,000 as compared to the 2017 six month period. This increase was primarily a result of an increase of $3,833,000 due to a change in volume as average interest-bearing assets increased $152.9 million. This increase was offset by a decrease of $184,000 as a result of a decrease in the average yield on loans of 8 basis points from 4.92% to 4.84% for the comparable periods. As a result of converting investment assets to loans, the yield on average interest earning assets increased 7 basis points from 4.26% to 4.33%.
Tax equivalent investment income for the six months ended June 30, 2018 decreased $398,000 over the same period last year. The primary cause of the decrease was a decrease in the average outstanding balance of investments.
•
The average balance of taxable securities decreased by $14.7 million, which resulted in a decrease in investment income of $111,000. The decrease in the average balance of taxable securities was due to the Bank's strategy of funding loan growth through the cashflows of the investment portfolio. The yield on taxable securities increased 40 basis points from 1.69% to 2.09% as a result of the recent rise in rates and the calls and maturities of lower yielding investments. This resulted in an increase in investment income of $368,000.

•
The average balance of tax-exempt securities decreased by $15.7 million, which resulted in a decrease in investment income of $313,000. The yield on tax-exempt securities decreased 86 basis points from 4.39% to 3.53%, which corresponds to a decrease in interest income of $342,000. The yield decrease was partially attributable to the decrease in the federal statutory income tax rate as well as higher yielding securities being called and maturing and either being replaced by lower yielding securities or not replaced and utilized to fund loan growth. For a discussion of the Company's current investment strategy, see the "Financial Condition – Investments".

Total loan interest income increased $4,003,000 for the six months ended June 30, 2018 compared to the same period last year, primarily as a result of loan growth achieved throughout 2017 and the first half of 2018 that was primarily due to the hiring of experienced lending teams in our central and south central Pennsylvania markets. It was also positively impacted by the acquisition of the State College branch in December of 2017.
•
The average balance of commercial loans increased $68.1 million from a year ago. The growth was attributable to the State College branch acquisition and organic growth in our central and south central Pennsylvania markets. This had a positive impact of $1,775,000 on total interest income due to volume.

•
Interest income on agricultural loans increased $2,358,000 from 2017 to 2018. The increase in the average balance of agricultural loans of $105.9 million is primarily attributable to the additional agricultural lenders hired in 2016 to serve the central and south central markets. The increase in the average balance of these loans resulted in an increase in interest income due to volume of $2,300,000.

•
The average balance of construction loans decreased $6.7 million from a year ago. This resulted in a decrease of $163,000 on total interest income due to volume. Offsetting this decrease, there was a $63,000 increase due to rate, as the yield earned increased from 4.25% to 4.66%.

•
The average balance of state and political subdivision loans increased $5.1 million from a year ago. This resulted in an increase of $115,000 on total interest income due to volume. The yield decreased 68 basis points to 3.54%, which decreased loan interest income $353,000. The decrease in the yield on this portfolio was mostly due to the decrease in the Federal statutory income tax rate from 2017 to 2018.

•
Interest income on residential mortgage loans increased $247,000. The average balance of residential loans increased $8.7 million from a year ago, which resulted in an increase in loan interest income of $226,000.

Total interest expense increased $1,563,000 for the six months ended June 30, 2018 compared with the comparative period last year primarily as a result of an increase in borrowings to fund loan growth in 2017 and 2018 and higher rates paid on deposits and overnight borrowings. Interest expense increased $875,000 as a result of volume as the average balance of interest bearing liabilities increased $129.2 million. In addition, there was an increase of $688,000 due to rate as a result of an increase in the average rate paid on interest bearing liabilities from 0.57% to 0.80%.
•
The average balance of interest bearing deposits increased $54.4 million from June 30, 2017 to June 30, 2018. Increases were experienced in NOW accounts of $8.9 million, savings accounts of $9.6 million, money market accounts of $30.4 million and certificates of deposit of $5.5 million. The cumulative effect of these volume changes was an increase in interest expense of $132,000.  (see also "Financial Condition – Deposits"). The rate paid on interest bearing deposits was 0.62% for the first six months of 2018 and 0.50% for the comparable period in 2017. This resulted in an increase in interest expense of $581,000.

•
The average balance of other borrowed funds increased $74.8 million from a year ago. This resulted in an increase in interest expense of $743,000. There was also an increase in the average rate on other borrowed funds from 1.72% to 2.04% due to an increase in the overnight borrowing rate as a result of the Federal Reserve interest rate increases in 2017 resulting in an increase in interest expense of $107,000.

Tax equivalent net interest income for the three months ended June 30, 2018 was $12,044,000 which compares to $11,033,000 for the same period last year.  This represents an increase of $1,011,000 or 9.2%. The tax equivalent net interest margin decreased from 3.82% for the three months ended June 30, 2017 to 3.70% for the comparable period in 2018 with the majority of the decrease attributable to the decrease in the statutory income tax rate from 34% in 2017 to 21% in 2018.
Total tax equivalent interest income was $14,321,000 for the three month period ended June 30, 2018, compared to $12,407,000 for the comparable period last year, an increase of $1,914,000. The primary driver of this increase was an increase of $1,873,000 due to a change in volume as interest-earning assets increased $149.8 million that was primarily due to the hiring of experienced lending teams in our central and south central Pennsylvania markets. It was also positively impacted by the acquisition of the State College branch in December of 2017. In addition, the average yield on interest-earning assets increased 10 basis points from 4.30% to 4.40% for the comparable periods, resulting in an increase in tax equivalent interest income of $41,000.

•
Total investment income decreased by $109,000 compared to same period last year.  The primary cause of the decrease was a decrease of $22.0 million in the average outstanding balance of investment securities, which equates to a decrease of $182,000. Offsetting this increase, there was a 5 point increase in rate on investments securities from 2.56% to 2.61%, which equates to a $73,000 increase in income.

•
Total loan interest income increased $2,002,000 compared to the same period last year. This was primarily due to an increase in volume of $169.4 million, which corresponds to a $2,037,000 increase in interest income. This was offset by a decrease in rate of 3 points from 4.91% to 4.88%, which corresponds to a decrease in loan interest income of $35,000. The yield on commercial loans was impacted by a prepayment penalty received in the second quarter that was approximately $90,000. This corresponds to 0.09% increase in rate for three months ended June 30, 2018.

Total interest expense increased $903,000 for the three months ended June 30, 2018 compared with last year as a result of the increase in the average balance of interest-bearing liabilities of $130.7 million, accounting for a $507,000 increase in interest expense. The average rate on interest-bearing liabilities increased 27 basis points from 0.58% to 0.85%, which increased interest expense $396,000.
•
The average balance of interest bearing deposits increased $50.9 million from June 30, 2017 to June 30, 2018. The cumulative effect of these volume changes was an increase in interest expense of $70,000.  The rate paid on interest bearing deposits was 0.67% for the first six months of 2018 and 0.51% for the comparable period in 2017. This results in an increase in interest expense of $372,000.

•
The average balance of other borrowed funds increased $80.0 million from a year ago. This resulted in an increase in interest expense of $437,000. There was also an increase in the average rate on other borrowed fund from 2.02% to 2.21% due to an increase in the overnight borrowing rate as a result of the Federal Reserve interest rate moves in 2017 resulting in an increase in interest expense of $24,000.

Provision for Loan Losses

For the six month period ending June 30, 2018, we recorded a provision for loan losses of $825,000, which represents a decrease of $415,000 from the $1,240,000 provision recorded in the corresponding six months of last year. The provision was lower in 2018 than 2017 primarily due to the loan growth that occurred in 2017 compared to the loan growth in 2018. (see "Financial Condition – Allowance for Loan Losses and Credit Quality Risk").

For the three months ending June 30, 2018, we recorded a provision of $325,000 compared to $625,000 in 2017 with the decrease for the three month period being due to the lower level of loan growth in 2018 compared to the same period in 2017.

Non-interest Income

The following table shows the breakdown of non-interest income for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six months ended June 30,		Change
	2018	2017	Amount	%
Service charges	$2,274	$2,178	$96	4.4
Trust	401	409	(8)	(2.0)
Brokerage and insurance	349	305	44	14.4
Gains on loans sold	132	249	(117)	(47.0)
Equity security gains, net	13	-	13	NA
Available for sale security gains, net	-	195	(195)	(100.0)
Earnings on bank owned life insurance	306	333	(27)	(8.1)
Other	273	254	19	7.5
Total	$3,748	$3,923	$(175)	(4.5)

	Three months ended June 30,		Change
	2018	2017	Amount	%
Service charges	$1,170	$1,120	$50	4.5
Trust	150	188	(38)	(20.2)
Brokerage and insurance	168	114	54	47.4
Gains on loans sold	60	148	(88)	(59.5)
Equity security gains, net	7	-	7	NA
Available for sale security gains, net	-	23	(23)	(100.0)
Earnings on bank owned life insurance	154	167	(13)	(7.8)
Other	133	128	5	3.9
Total	$1,842	$1,888	$(46)	(2.4)

Non-interest income for the six months ended June 30, 2018 totaled $3,748,000, a decrease of $175,000 when compared to the same period in 2017. During the first six months of 2018, there were no gains or losses from the sale of available for sale securities as there were no sales in 2018 compared to a $195,000 in 2017. In 2017, we sold seven agency securities for gains totaling $10,000, two of our equity positions for a gain of $158,000 and a mortgage backed security for a gain of $20,000. We recognized a $13,000 increase in the market value of our equity portfolio in 2018.

For the first six months of 2018, account service charges totaled $2,274,000, an increase of $96,000 or 4.4%, when compared to the same period in 2017. The increase was associated with a $69,000 increase in interchange revenue and a $38,000 increase in ATM income. The decrease in gains on loans sold is due to a decrease in the amount of loans sold in 2018 compared to 2017.

For the three month period ended June 30, 2018, the changes experienced from the prior year related to service charges and gains on loans sold correspond to the changes experienced for the six month period. The increase in brokerage and insurance revenues for the current period versus last year was the hiring of a broker in our south central market. The decrease in trust revenues is due to estate fees, which were higher in 2017.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six months ended
	June 30,		Change
	2018	2017	Amount	%
Salaries and employee benefits	$9,572	$8,743	$829	9.5
Occupancy	1,106	1,004	102	10.2
Furniture and equipment	264	285	(21)	(7.4)
Professional fees	557	568	(11)	(1.9)
FDIC insurance	207	200	7	3.5
Pennsylvania shares tax	600	524	76	14.5
Amortization of intangibles	150	149	1	NA
ORE expenses	295	172	123	71.5
Other	2,783	2,712	71	2.6
Total	$15,534	$14,357	$1,177	8.2

	Three months ended
	June 30,		Change
	2018	2017	Amount	%
Salaries and employee benefits	$4,737	$4,377	$360	8.2
Occupancy	514	477	37	7.8
Furniture and equipment	122	146	(24)	(16.4)
Professional fees	262	258	4	1.6
FDIC insurance	107	95	12	12.6
Pennsylvania shares tax	300	243	57	23.5
Amortization of intangibles	74	73	1	1.4
ORE expenses	157	82	75	91.5
Other	1,429	1,415	14	1.0
Total	$7,702	$7,166	$536	7.5

Non-interest expenses increased $1,177,000 for the six months ended June 30, 2018 compared to the same period in 2017. Salaries and employee benefits increased $829,000 or 10.7%. The increase was due to merit increases effective at the beginning of 2018, an increase in the number of full-time equivalent employees of 9.0 as a result of staffing for additional branch locations, specifically State College, and an increase in profit sharing and retirement expenses as a result of additional headcount and financial results.

The primary cause of the increase in occupancy expenses is due to the acquisition of the State College branch and the openings of the limited branch office in Narvon, Pennsylvania. The increase in ORE expenses is the result of legal fees associated with a customer that is in foreclosure.

For the three months ended, June 30, 2018, non-interest expenses increased $536,000 when compared to the same period in 2017. The changes in salaries and employee benefits, occupancy expenses and ORE expenses for the quarter are consistent with the changes for the six month period.

Provision for Income Taxes

The provision for income taxes was $1,622,000 for the six month period ended June 30, 2018 compared to $1,956,000 for the same period in 2017. The decrease is attributable to the decrease in the Federal statutory income tax rate from 35% in 2017 to 21% in 2018. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 15.4% and 22.4% for the first six months of 2018 and 2017, respectively, compared to the statutory rate of 21% for 2018 and 34% for 2017.

For the three months ended June 30, 2018, the provision for income taxes was $875,000 compared to $1,033,000 for the same period in 2017. The decrease is attributable to the decrease in the Federal statutory income tax rate. Our effective tax rate was 15.7% and 23.0% for the three months ended June 30, 2018 and 2017, respectively.

We are invested in four limited partnership agreements that have established low-income housing projects in our market areas. We anticipate recognizing an aggregate of $634,000 of tax credits over the next 4.5 years, with an additional $70,000 anticipated to be recognized during 2018.

Financial Condition

Total assets were $1.40 billion at June 30, 2018, an increase of $35.7 million from $1.36 billion at December 31, 2017.  Cash and cash equivalents decreased $2.9 million to $15.6 million. Investment securities decreased $4.8 million and net loans increased $38.9 million to $1.0 billion at June 30, 2018.  Total deposits increased $13.6 million to $1.12 billion since year-end 2017, while borrowed funds increased $19.0 million to $133.7 million.
Cash and Cash Equivalents
Cash and cash equivalents totaled $15.6 million at June 30, 2018 compared to $18.5 million at December 31, 2017, a decrease of $2.9 million. Management actively measures and evaluates its liquidity position through our Asset–Liability Committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank's core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.
Investments

The following table shows the composition of the investment portfolio (including debt and equity securities as of June 30, 2018 and December 31, 2017 (dollars in thousands):

Fair Market Value of Investment Portfolio
	June 30, 2018		December 31, 2017
	Amount	%	Amount	%
Debt securities:
U. S. Agency securities	$101,988	40.8	$98,887	38.8
U. S. Treasury notes	32,992	13.2	28,604	11.2
Obligations of state & political subdivisions	67,872	27.1	79,090	31.0
Corporate obligations	3,023	1.2	3,083	1.2
Mortgage-backed securities in
government sponsored entities	44,150	17.6	45,027	17.7
Equity securities (a)	195	0.1	91	0.1
Total	$250,220	100.0	$254,782	100.0

	June 30, 2018/
	December 31, 2017
	Change
	Amount	%
Debt securities:
U. S. Agency securities	$3,101	3.1
U. S. Treasury notes	4,388	15.3
Obligations of state & political subdivisions	(11,218)	(14.2)
Corporate obligations	(60)	(1.9)
Mortgage-backed securities in
government sponsored entities	(877)	(1.9)
Equity securities	104	114.3
Total	$(4,562)	(1.8)

a.	As of January 1, 2018, the Company adopted ASU 2016-01 resulting in the reclassification of equity securities from available for sale securities to equity securities in the Consolidated Balance Sheet.

Our investment portfolio decreased by $4.6 million, or 1.8%, from December 31, 2017 to June 30, 2018. During 2018, we purchased $5.0 million of treasury securities, $20.8 million of U.S. agency obligations, $4.1 million of mortgage-backed securities in government sponsored entities and $91,000 of equity securities, which helped offset the $4.1 million of principal repayments and $27.2 million of calls and maturities that occurred during the six month period. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the six month period ended June 30, 2018 yielded 2.49%, compared to 2.51% in the comparable period in 2017 on a tax equivalent basis.

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

Loans

The following table shows the composition of the loan portfolio as of June 30, 2018 and December 31, 2017 (dollars in thousands):
	June 30,		December 31,
	2018		2017
	Amount	%	Amount	%
Real estate:
Residential	$213,242	20.5	$214,479	21.4
Commercial	309,571	29.8	308,084	30.8
Agricultural	262,691	25.3	239,957	24.0
Construction	27,901	2.7	13,502	1.3
Consumer	9,740	0.9	9,944	1.0
Other commercial loans	75,002	7.2	72,013	7.2
Other agricultural loans	42,131	4.1	37,809	3.8
State & political subdivision loans	99,922	9.5	104,737	10.5
Total loans	1,040,200	100.0	1,000,525	100.0
Less allowance for loan losses	11,941		11,190
Net loans	$1,028,259		$989,335

	June 30, 2018/
	December 31, 2017
	Change
	Amount	%
Real estate:
Residential	$(1,237)	(0.6)
Commercial	1,487	0.5
Agricultural	22,734	9.5
Construction	14,399	106.6
Consumer	(204)	(2.1)
Other commercial loans	2,989	4.2
Other agricultural loans	4,322	11.4
State & political subdivision loans	(4,815)	(4.6)
Total loans	$39,675	4.0

The Bank's lending efforts have historically focused on north central Pennsylvania and southern New York. The acquisition of FNB in 2015 expanded the focus into Lebanon, Lancaster, Schuylkill and Berks County markets in south central Pennsylvania. The opening of the Winfield office in 2016 and the acquisition of the State College branch in 2017 has increased our presence in the central Pennsylvania market. We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships our new lending teams have with their customers, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank's website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors. As of June 30, 2018, the Company had one industry specific loan concentration, within the dairy industry, totaling $144.4 million or 13.9% of total loans.
During the first six months of 2018, the primary driver of growth in the loan portfolio continued to be commercial and agricultural real estate loans in both the central and south central Pennsylvania markets. We experienced some significant pay-offs of purchased participation loans in the second quarter, which limited our growth. Commercial and agricultural loan demand is subject to significant competitive pressures, the yield curve, and the strengthening of the overall national, regional and local economies.
While the Bank has lent to companies that service the exploration for natural gas in our market area, the Bank has not originated any loans to companies performing the actual drilling and exploration activities. Loans made by the Company are to service industry customers which include trucking companies, stone quarries and other support businesses. We also have originated loans to businesses and individuals for restaurants, hotels and apartment rentals that have been developed and expanded to meet the housing and living needs of the gas industry workers. Due to our understanding of the industry and its cyclical nature, the loans made for natural gas-related activities have been originated in accordance with specific policies and procedures for lending to these entities, which include more stringent loan to value thresholds, shortened amortization periods, and expansion of our monitoring of loan concentrations associated with this activity.
Residential real estate loans decreased slightly during the first half of 2018. Loan demand for conforming mortgages, which the Company typically sells on the secondary market has decreased in 2018 when compared to 2017. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which in management's judgment is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the six months ended June 30, 2018 and for the years ended December 31, 2017, 2016, 2015 and 2014 (dollars in thousands):

	June 30,	December 31,
	2018	2017	2016	2015	2014
Balance
at beginning of period	$11,190	$8,886	$7,106	$6,815	$7,098
Charge-offs:
Real estate:
Residential	17	107	85	66	97
Commercial	-	41	100	84	516
Agricultural	-	30	-	-	-
Consumer	19	130	100	47	47
Other commercial loans	91	-	55	41	250
Other agricultural loans	50	5	-	-	-
Total loans charged-off	177	313	340	238	910
Recoveries:
Real estate:
Residential	69	-	-	-	-
Commercial	3	11	479	14	15
Agricultural	-	-	-	-	-
Consumer	17	49	88	33	27
Other commercial loans	14	16	33	2	-
Other agricultural loans	-	1	-	-	-
Total loans recovered	103	77	600	49	42

Net loans (recovered) charged-off	74	236	(260)	189	868
Provision charged to expense	825	2,540	1,520	480	585
Balance at end of period	$11,941	$11,190	$8,886	$7,106	$6,815

Loans outstanding at end of period	$1,040,200	$1,000,525	$799,611	$695,031	$554,105
Average loans outstanding, net	$1,027,778	$883,355	$725,881	$577,992	$540,541
Non-performing assets:
Non-accruing loans	$10,931	$10,171	$11,454	$6,531	$6,599
Accrual loans - 90 days or more past due	1,046	555	405	623	836
Total non-performing loans	$11,977	$10,726	$11,859	$7,154	$7,435
Foreclosed assets held for sale	471	1,119	1,036	1,354	1,792
Total non-performing assets	$12,448	$11,845	$12,895	$8,508	$9,227

Annualized net charge-offs to average loans	0.02%	0.03%	-0.04%	0.03%	0.16%
Allowance to total loans	1.15%	1.12%	1.11%	1.02%	1.23%
Allowance to total non-performing loans	99.70%	104.33%	74.93%	99.33%	91.66%
Non-performing loans as a percent of loans
net of unearned income	1.15%	1.07%	1.48%	1.03%	1.34%
Non-performing assets as a percent of loans
net of unearned income	1.20%	1.18%	1.61%	1.22%	1.67%

Management believes it uses the best information available when estimating the allowance for loan losses and that the allowance for loan losses is adequate as of June 30, 2018.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank's allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The allowance for loan losses was $11,941,000 or 1.15% of total loans as of June 30, 2018 as compared to $11,190,000 or 1.12% of loans as of December 31, 2017. The $751,000 increase in the allowance during the first six months of 2018 is the result of a $825,000 provision and net charge-offs of $74,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category as of June 30, 2018 and December 31, 2017, 2016, 2015 and 2014 (dollars in thousands):

	June 30,		December 31
	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$1,045	20.5	$1,049	21.4	$1,064	25.9	$905	29.3	$878	33.5
Commercial	3,794	29.8	3,867	30.8	3,589	31.6	3,376	34.2	3,419	34.5
Agricultural	3,673	25.3	3,143	24.0	1,494	15.5	409	8.3	451	4.4
Construction	44	2.7	23	1.3	47	3.2	24	2.2	26	1.1
Consumer	115	0.9	124	1.0	122	1.4	102	1.7	84	1.5
Other commercial loans	1,266	7.2	1,272	7.2	1,327	7.3	1,183	8.2	1,007	8.6
Other agricultural loans	589	4.1	492	3.8	312	2.9	122	2.0	217	2.0
State & political subdivision loans	767	9.5	816	10.5	833	12.2	593	14.1	545	14.4
Unallocated	648	N/A	404	N/A	98	N/A	392	N/A	188	N/A
Total allowance for loan losses	$11,941	100.0	$11,190	100.0	$8,886	100.0	$7,106	100.0	$6,815	100.0

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank's allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate total 55.1% of the loan portfolio, 62.5% of the allowance is assigned to this segment of the loan portfolio as these loans have more inherent credit risk than residential real estate or loans to state and political subdivisions.

The following table identifies amounts of loans contractually past due 30 to 89 days and non-performing loans by loan category, as well as the change from December 31, 2017 to June 30, 2018 in non-performing loans(dollars in thousands). Non-performing loans include accruing loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	June 30, 2018				December 31, 2017
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days				30 - 89 Days
	Past Due	90 Days Past	Non-	Total Non-	Past Due	90 Days Past	Non-	Total Non-
(in thousands)	Accruing	Due Accruing	accrual	Performing	Accruing	Due Accruing	accrual	Performing
Real estate:
Residential	$905	$-	$1,493	$1,493	$1,550	$218	$1,386	$1,604
Commercial	2,864	38	6,262	6,300	1,519	162	5,192	5,354
Agricultural	1,105	543	167	710	242	30	175	205
Construction	-	-	-	-	-	-	133	133
Consumer	32	32	25	57	86	7	42	49
Other commercial loans	55	-	2,415	2,415	50	32	2,637	2,669
Other agricultural loans	182	433	569	1,002	42	106	606	712
Total nonperforming loans	$5,143	$1,046	$10,931	$11,977	$3,489	$555	$10,171	$10,726

	Change in Non-Performing Loans
	June 30, 2018 /December 31, 2017
(in thousands)	Amount	%
Real estate:
Residential	$(111)	(6.9)
Commercial	946	17.7
Agricultural	505	246.3
Construction	(133)	(100.0)
Consumer	8	16.3
Other commercial loans	(254)	(9.5)
Other agricultural loans	290	40.7
Total nonperforming loans	$1,251	11.7

For the six months ended June 30, 2018, we recorded a provision for loan losses of $825,000, which compares to $1,240,000 for the same period in 2017. The decrease was primarily attributable to the loan growth experienced during 2018 being lower than the growth experienced during the comparable period of 2017. Non-performing loans increased $1.3 million or 11.7%, from December 31, 2017 to June 30, 2018, primarily due to one customer relationship. Approximately 58.5% of the Bank's non-performing loans at June 30, 2018 are associated with the following three customer relationships:

•
A commercial customer with a total loan relationship of $3.0 million, secured by undeveloped land, stone quarries and equipment, was on non-accrual status as of June 30, 2018. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer, who provides excavation services and stone for pad construction related to these activities. During 2017, the Company had the underlying collateral appraised. The appraisals indicated a decrease in collateral values compared to the appraisals ordered for the loan origination, however, the loan is still considered well secured on a loan to value basis. Management determined that no specific reserve was required as of June 30, 2018.

•
A commercial customer with a total loan relationship of $2.5 million, secured by residential rental properties, was on non-accrual status as of June 30, 2018. In the first quarter of 2011, the Company and borrower entered into a forbearance agreement to restructure the debt. In July of 2013, the customer filed for bankruptcy under Chapter 11 and a Trustee was appointed in January of 2014. In 2015, the Trustee decreased the loan payments below what was agreed to in the forbearance agreement. This decrease is currently being litigated in bankruptcy court. As a result of the decrease, the relationship has become more than 90 days past due. During 2016, the Company appraised the underlying collateral. The appraisals indicated a slight decrease in collateral values compared to the appraisals ordered for the loan origination, however, the loan is still considered well secured on a loan to value basis. We continue to monitor the bankruptcy proceedings to identify potential changes in the customer's operations and the impact these would have on the loan payments for our loans to the customer and the underlying collateral that supports these loans. As of June 30, 2018, there was no specific reserve for this relationship.

•
An agricultural customer with a total loan relationship of $2.9 million, secured by real estate, equipment and cattle had $1.5 million in loans that were non-performing as of June 30, 2018. The remaining $1.4 million was considered performing as of June 30, 2018 as the loans were less than 90 days past due. Included within the non-performing portion of loans to this customer are $1,001,000 of loans which are subject to Farm Service Agency guarantees. Depressed milk prices have created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices, which is not assured, we will need to rely upon the collateral for repayment of interest and principal. As of June 30, 2018, there was no specific reserve for this relationship.

Management of the Bank believes that the allowance for loan losses as of June 30, 2018 is adequate, which is based on the following factors:
•	Three loan relationships comprise 58.5% of the non-performing loan balance, whose debt is considered well collateralized and has no specific reserves as of June 30, 2018.
•
The Company has a history of low charge-offs, which continued in 2018 as the net charge-offs were .02% of average loans and only $74,000. In 2016, a net recovery was experienced as the result of recovering a loan that was partially charged off in 2014.

Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of June 30, 2018 and December 31, 2017, the cash surrender value of the life insurance was $27.2 million and $26.9 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations.  The amounts recorded as non-interest income totaled $154,000 and $167,000 for the three month periods ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, $306,000 and $333,000, respectively, was recorded in non-interest income. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers' credit ratings.

The Company agreements that were purchased directly from insurance companies are structured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the employee's beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB provide a fixed split-dollar benefit for the beneficiaries estate, which is dependent on several factors including whether the covered individual was a Director of FNB or an employee of FNB and their salary level. As of June 30, 2018 and December 31, 2017, included in other liabilities on the Consolidated Balance Sheet was a liability of $615,000 and $578,000, respectively, for the obligation under the split-dollar benefit agreements.

Premises and Equipment

Premises and equipment decreased $234,000 to $16.3 million as of June 30, 2018 from December 31, 2017. This occurred primarily as a result of normal depreciation expense recorded in the first six months of 2018.

Deposits

The following table shows the composition of deposits as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30,		December 31,
	2018		2017
	Amount	%	Amount	%
Non-interest-bearing deposits	$169,014	15.1	$171,840	15.6
NOW accounts	321,799	28.8	337,307	30.5
Savings deposits	190,557	17.0	184,057	16.7
Money market deposit accounts	165,781	14.8	145,287	13.1
Certificates of deposit	271,441	24.3	266,452	24.1
Total	$1,118,592	100.0	$1,104,943	100.0

	June 30, 2018/
	December 31, 2017
	Change
	Amount	%
Non-interest-bearing deposits	$(2,826)	(1.6)
NOW accounts	(15,508)	(4.6)
Savings deposits	6,500	3.5
Money market deposit accounts	20,494	14.1
Certificates of deposit	4,989	1.9
Total	$13,649	1.2

Deposits increased $13.6 million since December 31, 2017. Customers, including local municipalities transferred balances from NOW accounts to money market accounts, which accounts for the majority of the changes in those accounts. As a result of strategic initiatives, we have increased our focus and have enhanced our cash management services.

Certificates of deposits increased $5.0 million in 2018. The rates paid on certificates of deposits have increased in the first part of 2018 making them more attractive to customers who typically utilize certificate of deposits as a means of generating income or as a longer term investment option. The rates paid on certificates of deposit by the Company remain competitive with rates paid by our competition. As of June 30, 2018, the Bank did not have any outstanding brokered certificates of deposit.

Borrowed Funds

      Borrowed funds increased $19.0 million during the first six months of 2018. The increase was the result of borrowing an additional $18.9 million of overnight advances from the FHLB as a result of the loan growth experienced in the first half of 2018. The Bank's current strategy for borrowings is to consider terms and structures to manage interest rate risk and liquidity in a potential rising interest rate environment. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

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

Total stockholders' equity was $132.3 million at June 30, 2018 compared to $129.0 million at December 31, 2017, an increase of $3,270,000, or 2.5%.  Excluding accumulated other comprehensive income, stockholders' equity increased $5.2 million, or 4.0%. The Company purchased 8,711 shares of treasury stock at a weighted average cost of $62.29 per share. The Company reissued 217 shares to certain employees as a reward for years of services at a weighted average cost of $62.47 per share. The Company awarded employees 4,869 shares of restricted stock at a weighted average cost of $62.91 per share during the first six months of 2018. For the first six months of 2018, the Company had net income of $8.9 million and declared cash dividends of $3.1 million, or $0.87 per share, representing a cash dividend payout ratio of 34.2%.

All of the Company's debt investment securities are classified as available-for-sale, making this portion of the Company's balance sheet more sensitive to the changing market value of investments. As a result of changes in the interest rate environment and the defined benefit plan obligations, accumulated other comprehensive income decreased approximately $2.0 million from December 31, 2017.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios  of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2018 and December 31, 2017, that the Company and Bank meet all capital adequacy requirements to which they were subject at such dates.

As of June 30, 2018 and December 31, 2017, the Company and Bank are categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company and Bank's computed risk‑based capital ratios are as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$134,566	13.23%	$81,356	8.00%	$101,695	10.00%
Bank	$128,570	12.65%	$81,339	8.00%	$101,674	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$122,460	12.04%	$61,017	6.00%	$81,356	8.00%
Bank	$116,464	11.45%	$61,004	6.00%	$81,339	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$114,960	11.30%	$45,763	4.50%	$66,101	6.50%
Bank	$116,464	11.45%	$45,753	4.50%	$66,088	6.50%
Tier 1 Capital (to Average Assets):
Company	$122,460	8.94%	$54,767	4.00%	$68,459	5.00%
Bank	$116,464	8.51%	$54,748	4.00%	$68,435	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$128,578	13.20%	$77,906	8.00%	$97,383	10.00%
Bank	$122,469	12.58%	$77,852	8.00%	$97,315	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$117,224	12.04%	$58,430	6.00%	$77,906	8.00%
Bank	$111,114	11.42%	$58,389	6.00%	$77,852	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$109,724	11.27%	$43,822	4.50%	$63,299	6.50%
Bank	$111,114	11.42%	$43,792	4.50%	$63,255	6.50%
Tier 1 Capital (to Average Assets):
Company	$117,224	9.18%	$51,085	4.00%	$63,857	5.00%
Bank	$111,114	8.71%	$51,023	4.00%	$63,778	5.00%

Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Commitments to extend credit	$209,549	$188,482
Standby letters of credit	15,465	15,244
	$225,014	$203,726

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at June 30, 2018 and December 31, 2017 was $9,418,000 and $9,335,000, respectively. The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first six months of 2018 were $140,000 compared to $131,000 during the same time period in 2017.

Short-term debt from the FHLB supplements the Bank's availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $494.4 million, of which $151.1 million was outstanding via loans and letters of credits at June 30, 2018. Additionally, we have a Federal funds line totaling $10.0 million from a third party bank at market rates.  This line is not drawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $4.4 million, which also is not drawn upon as of June 30, 2018. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial Services, Inc. is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial Services, Inc.'s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank's Board of Directors does not exceed the total of:  (i) the Bank's net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At June 30, 2018, Citizens Financial Services, Inc. (on an unconsolidated basis) had liquid assets of $5.7 million.

Interest Rate and Market Risk Management

      The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances and the market value risk of assets and liabilities.

      Because of the nature of our operations, we are not subject to foreign currency exchange or commodity price risk and, because we have no trading portfolio, we are not subject to trading risk. Currently, the Company has equity securities that represent only 0.08% of its total assets and, therefore, equity risk is not significant.

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

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company's risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of June 30, 2018 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income

-100 Shock	$46,316	$(1,069)	(2.26)
Base	47,385	-	-
+100 Shock	46,074	(1,311)	(2.77)
+200 Shock	44,564	(2,821)	(5.95)
+300 Shock	43,090	(4,295)	(9.06)
+400 Shock	41,595	(5,790)	(12.22)

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

(b) Changes to Internal Control over Financial Reporting

     There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A – Risk Factors

      In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1.A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. At June 30, 2018, the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

4/1/18 to 4/30/18	75	$61.00	75	84,068
5/1/18 to 5/31/18	-	$0.00	-	84,068
6/1/18 to 6/30/18	3,307	$62.66	3,307	80,761
Total	3,382	$62.62	3,382	80,761

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

Item 3 ‑ Defaults Upon Senior Securities

Not applicable.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 ‑ Other Information

None

Item 6 ‑ Exhibits

(a)  The following documents are filed as a part of this report:

3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended
3.2	Bylaws of Citizens Financial Services, Inc. (1)
4.1	Form of Common Stock Certificate. (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101 **
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended  June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Cash Flows (unaudited) and (v) related notes (unaudited).

(1)                  Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, as filed with the Commission on December 24, 2009.

(2)                  Incorporated by reference to Exhibit 4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006.

** Furnished, not filed.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Citizens Financial Services, Inc. (Registrant)

August 9, 2018	By:	/s/ Randall E. Black
Randall E. Black
President & Chief Executive Officer (Principal Executive Officer)

August 9, 2018	By:	/s/ Mickey L. Jones
Mickey L. Jones
Chief Financial Officer (Principal Financial and Accounting Officer)