Form 10-Q
period 2018-09-30
CITIZENS FINANCIAL SERVICES INC
filed 2018-11-08
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10‑Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
Or

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes __X__ No_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the Registrant's Common Stock, as of October 31, 2018, was 3,509,143.

Citizens Financial Services, Inc.
Form 10-Q

INDEX

		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheet as of September 30,2018 and December 31, 2017	1
	Consolidated Statement of Income for the Three and Nine months Ended September 30, 2018 and 2017	2
	Consolidated Statement of Comprehensive Income for the Three and Nine months ended September 30, 2018 and 2017	3
	Consolidated Statement of Cash Flows for the Nine Months ended September 30, 2018 and 2017	4
	Notes to Consolidated Financial Statements	5-29
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30-52
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	52-53

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Mine Safety Disclosures	53
Item 5.	Other Information	53
Item 6.	Exhibits	54
	Signatures	55

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 30,	December 31,
(in thousands except share data)	2018	2017
ASSETS:
Cash and due from banks:
Noninterest-bearing	$15,496	$16,347
Interest-bearing	1,004	2,170
Total cash and cash equivalents	16,500	18,517
Interest bearing time deposits with other banks	14,754	10,283
Equity Securities	291	-
Available-for-sale securities	240,426	254,782
Loans held for sale	960	1,439

Loans (net of allowance for loan losses:
2018, $12,383 and 2017, $11,190)	1,047,948	989,335

Premises and equipment	16,189	16,523
Accrued interest receivable	4,480	4,196
Goodwill	23,296	23,296
Bank owned life insurance	27,350	26,883
Other intangibles	1,703	1,953
Other assets	13,983	14,679

TOTAL ASSETS	$1,407,880	$1,361,886

LIABILITIES:
Deposits:
Noninterest-bearing	$173,379	$171,840
Interest-bearing	1,001,464	933,103
Total deposits	1,174,843	1,104,943
Borrowed funds	86,097	114,664
Accrued interest payable	979	897
Other liabilities	11,561	12,371
TOTAL LIABILITIES	1,273,480	1,232,875
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares at September 30, 2018 and
December 31, 2017; none issued in 2018 or 2017	-	-
Common stock
$1.00 par value; authorized 25,000,000 shares at September 30 2018 and 15,000,000 at December 31, 2017; issued 3,904,212 at September 30, 2018 and 3,869,939
at December 31, 2017	3,904	3,870
Additional paid-in capital	53,122	51,108
Retained earnings	96,754	89,982
Accumulated other comprehensive loss	(6,081)	(3,398)
Treasury stock, at cost: 395,070 shares at September 30, 2018
and 383,065 shares at December 31, 2017	(13,299)	(12,551)
TOTAL STOCKHOLDERS' EQUITY	134,400	129,011
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,407,880	$1,361,886

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2018	2017	2018	2017
INTEREST INCOME:
Interest and fees on loans	$12,666	$10,659	$36,988	$30,680
Interest-bearing deposits with banks	94	49	218	129
Investment securities:
Taxable	967	762	2,683	2,341
Nontaxable	425	588	1,426	1,857
Dividends	107	62	355	191
TOTAL INTEREST INCOME	14,259	12,120	41,670	35,198
INTEREST EXPENSE:
Deposits	1,794	1,210	4,695	3,398
Borrowed funds	695	293	2,034	782
TOTAL INTEREST EXPENSE	2,489	1,503	6,729	4,180
NET INTEREST INCOME	11,770	10,617	34,941	31,018
Provision for loan losses	475	500	1,300	1,740
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,295	10,117	33,641	29,278
NON-INTEREST INCOME:
Service charges	1,181	1,145	3,455	3,323
Trust	147	187	548	596
Brokerage and insurance	222	154	571	459
Gains on loans sold	170	134	302	383
Equity security gains (losses), net	(4)	-	9	-
Available for sale security gains (losses), net	(8)	9	(8)	204
Earnings on bank owned life insurance	161	166	467	499
Other	141	126	414	380
TOTAL NON-INTEREST INCOME	2,010	1,921	5,758	5,844
NON-INTEREST EXPENSES:
Salaries and employee benefits	4,679	4,287	14,251	13,030
Occupancy	500	475	1,606	1,479
Furniture and equipment	130	159	394	444
Professional fees	507	318	1,273	942
FDIC insurance	120	95	327	295
Pennsylvania shares tax	250	243	850	767
Amortization of intangibles	74	74	224	223
OREO expenses	6	139	92	255
Other	1,522	1,457	4,305	4,169
TOTAL NON-INTEREST EXPENSES	7,788	7,247	23,322	21,604
Income before provision for income taxes	5,517	4,791	16,077	13,518
Provision for income taxes	936	1,141	2,558	3,097
NET INCOME	$4,581	$3,650	$13,519	$10,421

PER COMMON SHARE DATA:
Net Income - Basic	$1.31	$1.04	$3.85	$2.96
Net Income - Diluted	$1.31	$1.04	$3.85	$2.96
Cash Dividends Paid	$0.440	$0.426	$1.302	$1.228

Number of shares used in computation - basic	3,502,859	3,517,208	3,507,515	3,515,032
Number of shares used in computation - diluted	3,503,020	3,519,493	3,509,676	3,516,906

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in thousands)		2018		2017		2018		2017
Net income		$4,581		$3,650		$13,519		$10,421
Other comprehensive income (loss):
Change in unrealized gains (losses) on available
For sale securities	(971)		(288)		(3,544)		437
Income tax effect	205		98		744		(149)
Change in unrecognized pension cost	47		56		140		168
Income tax effect	(11)		(19)		(30)		(57)
Less: Reclassification adjustment for investment
security (gains) losses included in net income	8		(9)		8		(204)
Income tax effect	(2)		3		(2)		69
Other comprehensive income (loss), net of tax		(724)		(159)		(2,684)		264
Comprehensive income		$3,857		$3,491		$10,835		$10,685

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Nine Months Ended
	September 30,
(in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,519	$10,421
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	1,300	1,740
Depreciation and amortization	301	321
Amortization and accretion of investment securities	813	1,089
Deferred income taxes	(260)	(381)
Investment securities (gains) losses, net	1	(204)
Earnings on bank owned life insurance	(467)	(499)
Originations of loans held for sale	(14,709)	(17,144)
Proceeds from sales of loans held for sale	15,374	17,789
Realized gains on loans sold	(302)	(383)
(Increase) decrease in accrued interest receivable	(284)	303
Increase in accrued interest payable	82	11
Other, net	(435)	(360)
Net cash provided by operating activities	14,933	12,703
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	25,168	30,393
Proceeds from maturity and principal repayments	41,027	47,677
Purchase of securities	(56,289)	(20,548)
Purchase of equity securities	(191)	-
Purchase of interest bearing time deposits with other banks	(5,713)	(6,301)
Proceeds from sale of interest bearing time deposits with other banks	1,239	2,741
Proceeds from matured interest bearing time deposits with other banks	-	496
Proceeds from redemption of regulatory stock	7,874	6,090
Purchase of regulatory stock	(6,751)	(5,668)
Net increase in loans	(59,646)	(107,864)
Purchase of premises and equipment	(228)	(179)
Proceeds from sale of foreclosed assets held for sale	899	312
Net cash used in investing activities	(52,611)	(52,851)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	69,900	46,602
Proceeds from long-term borrowings	7	7
Repayments of long-term borrowings	(1,000)	-
Net decrease in short-term borrowed funds	(27,574)	(6,041)
Purchase of treasury and restricted stock	(1,098)	(645)
Dividends paid	(4,574)	(3,714)
Net cash provided by financing activities	35,661	36,209
Net decrease in cash and cash equivalents	(2,017)	(3,939)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,517	17,754
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,500	$13,815

Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,647	$4,169
Income taxes paid	$1,900	$2,950
Loans transferred to foreclosed property	$381	$785

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

In the opinion of management of the Company, the accompanying interim financial statements at September 30, 2018 and for the periods ended September 30, 2018 and 2017 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations at the dates and for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period covered by the Consolidated Income Statement. . The financial performance reported for the Company for the nine month period ended September 30, 2018 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company has adopted this standard during the reporting period. On a prospective basis, the Company implemented changes to the measurement of the fair value of financial instruments using an exit price notion for disclosure purposes included in Note 12 to the financial statements. The September 30, 2018 fair value of each class of financial instruments disclosure did utilize the exit price notion when measuring fair value and, therefore, may not be comparable to the December 3l, 2017 disclosure.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 71S). The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. The Company adopted the standard on January 1, 2018, which resulted in a reclassification of $(50)and ($150) from Salaries and employee benefits into Other noninterest expenses on the Consolidated Statement of Income for the three and nine month periods ended September 30, 2017. See Note 9 for additional information on the presentation of these pension cost components.

Note 2 – Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Update ASU 2014-09 Revenue from Contracts with Customers – Topic 606 and all subsequent ASUs that modified ASC 606. The Company has elected to apply the standard to all prior periods presented utilizing the full retrospective approach. The implementation of the new standard had no material impact to the measurement or recognition of revenue of prior periods. Management determined that the primary sources of revenue emanating from interest and dividend income on loans and investments along with noninterest revenue resulting from investment security gains, loan servicing, gains on loans sold and earnings on bank owned life insurances are not within the scope of ASC 606. As a result, no changes were made during the period related to these sources of revenue, which cumulatively comprise 90.0% and 89.8% of the total revenue of the Company for the three and nine months ended September 30, 2018, respectively. The main types of noninterest income within the scope of the standard are as follows:

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three and nine months ended September 30, 2018 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time.

	September 30, 2018
Revenue stream	Three Months Ended	Nine Months Ended
Service charges on deposit accounts
Overdraft fees	$395	$1,143
Statement fees	50	155
Interchange revenue	566	1,671
ATM income	104	301
Other service charges	66	185
Total Service Charges	1,181	3,455
Trust	147	548
Brokerage and insurance	222	571
Other	84	245
Total	$1,634	$4,819

Note 3 - Earnings per Share

The following table sets forth the computation of earnings per share. Earnings per share calculations give retroactive effect to stock dividends declared by the Company.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income applicable to common stock	$4,581,000	$3,650,000	$13,519,000	$10,421,000
Basic earnings per share computation
Weighted average common shares outstanding	3,502,859	3,517,208	3,507,515	3,515,032
Earnings per share - basic	$1.31	$1.04	$3.85	$2.96
Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	3,502,859	3,517,208	3,507,515	3,515,032
Add: Dilutive effects of restricted stock	161	2,285	2,161	1,874
Weighted average common shares outstanding for dilutive earnings per share	3,503,020	3,519,493	3,509,676	3,516,906
Earnings per share - diluted	$1.31	$1.04	$3.85	$2.96

For the three months ended September 30, 2018 and 2017, there were 4,696 and 1,107 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had per share prices ranging from $46.69-$62.93 for the three month period ended September 30, 2018 and per share prices ranging from $49.87-$53.15 for the three month period ended September 30, 2017. For the nine months ended September 30, 2018 and 2017, 4,033 and 4,162 shares, respectively, related to the restricted stock plan were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $46.69-$61.04 for the nine month period ended September 30, 2018 and prices ranging from $46.69-$53.15 for the nine month period ended September 30, 2017.

Note 4 – Investments

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at September 30, 2018 and December 31, 2017 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2018	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. agency securities	$109,612	$-	$(1,343)	$108,269
U.S. treasury securities	33,798	-	(961)	32,837
Obligations of state and
political subdivisions	51,941	116	(459)	51,598
Corporate obligations	3,000	-	-	3,000
Mortgage-backed securities in
government sponsored entities	45,951	2	(1,231)	44,722
Total available-for-sale securities	$244,302	$118	$(3,994)	$240,426

December 31, 2017
Available-for-sale securities:
U.S. agency securities	$99,454	$26	$(593)	$98,887
U.S. treasury securities	28,782	-	(178)	28,604
Obligations of state and
political subdivisions	78,409	820	(139)	79,090
Corporate obligations	3,000	83	-	3,083
Mortgage-backed securities in
government sponsored entities	45,385	19	(377)	45,027
Equity securities in financial institutions	92	-	(1)	91
Total available-for-sale securities	$255,122	$948	$(1,288)	$254,782

The following table shows the Company's gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at September 30, 2018 and December 31, 2017 (in thousands). As of September 30, 2018, the Company owned 143 securities whose fair value was less than their cost basis.

September 30, 2018	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$54,399	$(656)	$40,554	$(687)	$94,953	$(1,343)
U.S. treasury securities	32,837	(961)	-	-	32,837	(961)
Obligations of state and
political subdivisions	26,648	(249)	8,381	(210)	35,029	(459)
Mortgage-backed securities in
government sponsored entities	17,167	(299)	24,056	(932)	41,223	(1,231)
Total securities	$131,051	$(2,165)	$72,991	$(1,829)	$204,042	$(3,994)

December 31, 2017
U.S. agency securities	$74,952	$(421)	$16,928	$(172)	$91,880	$(593)
U.S. treasury securities	28,604	(178)	-	-	28,604	(178)
Obligations of states and
political subdivisions	14,885	(85)	5,958	(54)	20,843	(139)
Mortgage-backed securities in
government sponsored entities	27,154	(190)	13,822	(187)	40,976	(377)
Equity securities in financial institutions	91	(1)	-	-	91	(1)
Total securities	$145,686	$(875)	$36,708	$(413)	$182,394	$(1,288)

As of September 30, 2018 and December 31, 2017, the Company's investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, U.S treasury securities, obligations of states and political subdivisions and mortgage backed securities issued by government sponsored entities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security's amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company's intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security's amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or issuer-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale for the nine months ended September 30, 2018 and 2017 were $25,168,000 and $30,393,000, respectively. Proceeds from sales of securities available-for-sale for the three months ended September 30, 2018 were $25,168,000. There were no sales of available for sale securities during the three months ended September 30, 2017. The gross gains and losses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2018	2017	2018	2017
Gross gains on available for sale securities	$161	$9	$161	$211
Gross losses on available for sale securities	(169)	-	(169)	(7)
Net gains	$(8)	$9	$(8)	$204

The following table presents the net gains on the Company's equity investments recognized in earnings during the three month and nine month periods ended September 30, 2018, and the portion of unrealized gains for the period that relates to equity investments held at September 30, 2018 (in thousands):

Equity Securities	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net gains (losses) recognized in equity securities during the period	$(4)	$9
Less: Net gains realized on the sale of equity securities during the period	-	-
Net unrealized gains (losses)	$(4)	$9

Investment securities with an approximate carrying value of $237.0 million and $243.4 million at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public funds and certain other deposits.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities (excludes equity securities) at September 30, 2018, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$29,087	$29,035
Due after one year through five years	105,536	103,350
Due after five years through ten years	59,609	58,574
Due after ten years	50,070	49,467
Total	$244,302	$240,426

Note 5 – Loans

The Company grants loans primarily to customers throughout north central, central and south central Pennsylvania and the southern tier of New York.  Although the Company had a diversified loan portfolio at September 30, 2018 and December 31, 2017, a substantial portion of its debtors' ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for loan losses as of September 30, 2018 and December 31, 2017 (in thousands):

September 30, 2018	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$213,255	$915	$30	$212,310
Commercial	312,982	14,148	1,345	297,489
Agricultural	280,569	5,038	683	274,848
Construction	30,262	-	-	30,262
Consumer	9,702	-	-	9,702
Other commercial loans	72,219	3,368	518	68,333
Other agricultural loans	39,917	1,448	-	38,469
State and political subdivision loans	101,425	-	-	101,425
Total	1,060,331	24,917	2,576	1,032,838
Allowance for loan losses	12,383	654	-	11,729
Net loans	$1,047,948	$24,263	$2,576	$1,021,109

December 31, 2017	Total Loans	Individually evaluated for mpairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$214,479	$1,065	$33	$213,381
Commercial	308,084	13,864	1,460	292,760
Agricultural	239,957	3,901	702	235,354
Construction	13,502	-	-	13,502
Consumer	9,944	8	-	9,936
Other commercial loans	72,013	4,197	443	67,373
Other agricultural loans	37,809	1,363	-	36,446
State and political subdivision loans	104,737	-	-	104,737
Total	1,000,525	24,398	2,638	973,489
Allowance for loan losses	11,190	410	-	10,780
Net loans	$989,335	$23,988	$2,638	$962,709

Purchased loans are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses. Upon acquisition, the Company evaluates whether an acquired loan was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired ("PCI") loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Based upon management's review, there were no material decreases in the expected cash flows of these loans between the acquisition date and September 30, 2018. The fair value of PCI loans, on the acquisition date, was determined, primarily based on the fair value of the loans' collateral. The carrying value of PCI loans was $2,576,000 and $2,638,000 at September 30, 2018 and December 31, 2017, respectively. The carrying value of the PCI loans was determined by projected discounted contractual cash flows and collateral valuations.

Changes in the accretable yield for PCI loans were as follows for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Balance at beginning of period	$59	$167	$106	$389
Accretion	(24)	(90)	(71)	(312)
Reclassification of non-accretable discount	93	-	93	-
Balance at end of period	$128	$77	$128	$77

The following table presents additional information regarding loans acquired with specific evidence of deterioration in credit quality under ASC 310-30 (in thousands):

	September 30, 2018	December 31, 2017
Outstanding balance	$5,340	$5,295
Carrying amount	2,576	2,638

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

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables by class, excluding PCI loans, with the associated allowance amount, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
September 30, 2018	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$939	$360	$466	$826	$12
Home Equity	108	12	77	89	15
Commercial	17,043	12,595	1,553	14,148	224
Agricultural	5,050	1,752	3,286	5,038	86
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	3,956	2,990	378	3,368	152
Other agricultural loans	1,498	114	1,334	1,448	165
State and political subdivision loans	-	-	-	-	-
Total	$28,594	$17,823	$7,094	$24,917	$654

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
December 31, 2017	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$1,055	$273	$700	$973	$47
Home Equity	92	40	52	92	9
Commercial	16,363	13,154	710	13,864	94
Agricultural	5,231	3,283	618	3,901	3
Construction	-	-	-	-	-
Consumer	10	2	6	8	-
Other commercial loans	4,739	3,766	431	4,197	231
Other agricultural loans	1,397	1,238	125	1,363	26
State and political subdivision loans	-	-	-	-	-
Total	$28,887	$21,756	$2,642	$24,398	$410

The following tables includes the average balance of impaired financing receivables by class and the income recognized on these receivables for the three and nine month periods ended September 30, 2018 and 2017(in thousands):

	For the Three Months Ended
	September 30, 2018			September 30, 2017
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	Cash Basis	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$896	$3	$-	$741	$3	$-
Home Equity	92	2	-	70	1	-
Commercial	14,116	130	6	13,663	122	2
Agricultural	5,146	24	-	3,799	27	-
Construction	-	-	-	-	-	-
Consumer	-	-	-	4	-	-
Other commercial loans	3,495	21	-	4,337	54	25
Other agricultural loans	1,453	2	-	1,443	10	-
State and political subdivision loans	-	-	-	-	-	-
Total	$25,198	$182	$6	$24,057	$217	$27

	For the Nine Months ended
	September 30, 2018			September 30, 2017
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	Cash Basis	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$988	$10	$-	$874	$9	$-
Home Equity	98	4	-	62	3	-
Commercial	13,915	372	14	10,812	280	5
Agricultural	4,472	124	-	3,609	90	-
Construction	-	-	-	-	-	-
Consumer	2	-	-	2	-	-
Other commercial loans	3,906	73	-	4,988	131	52
Other agricultural loans	1,388	21	-	1,528	55	-
State and political subdivision loans	-	-	-	-	-	-
Total	$24,769	$604	$14	$21,875	$568	$57

Credit Quality Information

For commercial real estate, agricultural real estate, construction, other commercial, other agricultural and state and political subdivision loans, management uses a nine grade internal risk rating system to monitor and assess  credit quality. The first five categories are considered not criticized and are aggregated as "Pass" rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The definitions of each rating are defined below:
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

The following tables represent credit exposures by internally assigned grades as of September 30, 2018 and December 31, 2017 (in thousands):

September 30, 2018	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$289,909	$12,540	$10,415	$118	$-	$312,982
Agricultural	260,554	14,619	5,396	-	-	280,569
Construction	30,262	-	-	-	-	30,262
Other commercial loans	68,449	732	2,918	120	-	72,219
Other agricultural loans	36,320	2,288	1,309	-	-	39,917
State and political
subdivision loans	91,136	9,686	603	-	-	101,425
Total	$776,630	$39,865	$20,641	$238	$-	$837,374

December 31, 2017	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$281,742	$15,029	$11,271	$42	$-	$308,084
Agricultural	222,198	11,538	6,221	-	-	239,957
Construction	13,364	-	138	-	-	13,502
Other commercial loans	67,706	615	3,567	125	-	72,013
Other agricultural loans	34,914	1,325	1,570	-	-	37,809
State and political
subdivision loans	94,125	-	10,612	-	-	104,737
Total	$714,049	$28,507	$33,379	$167	$-	$776,102

For residential real estate mortgages, home equity and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below, and all loans past due 90 or more days and still accruing. The following table presents the recorded investment in those loan classes based on payment activity as of September 30, 2018 and December 31, 2017 (in thousands):

September 30, 2018	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$153,328	$1,264	$30	$154,621
Home Equity	58,547	86	-	58,634
Consumer	9,679	23	-	9,702
Total	$221,554	$1,373	$30	$222,957

December 31, 2017	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$152,820	$1,492	$33	$154,345
Home Equity	60,022	112	-	60,134
Consumer	9,895	49	-	9,944
Total	$222,737	$1,653	$33	$224,423

Aging Analysis of Past Due Financing Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due financing receivables as of September 30, 2018 and December 31, 2017 (in thousands):

								90 Days or
	30-59 Days	60-89 Days	90 Days	Total Past			Total Financing	Greater and
September 30, 2018	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	Accruing
Real estate loans:
Mortgages	$661	$191	$685	$1,537	$153,054	$30	$154,621	$1
Home Equity	125	-	67	192	58,442	-	58,634	-
Commercial	1,576	1,109	4,597	7,282	304,355	1,345	312,982	300
Agricultural	-	6	3,253	3,259	276,627	683	280,569	-
Construction	-	-	-	-	30,262	-	30,262	-
Consumer	69	7	1	77	9,625	-	9,702	1
Other commercial loans	662	141	2,179	2,982	68,719	518	72,219	-
Other agricultural loans	81	195	909	1,185	38,732	-	39,917	-
State and political
subdivision loans	-	-	-	-	101,425	-	101,425	-
Total	$3,174	$1,649	$11,691	$16,514	$1,041,241	$2,576	$1,060,331	$302

Loans considered non-accrual	$326	$1,370	$11,389	$13,085	$1,445	$-	$14,530
Loans still accruing	2,848	279	302	3,429	1,039,796	2,576	1,045,801
Total	$3,174	$1,649	$11,691	$16,514	$1,041,241	$2,576	$1,060,331

								90 Days or
	30-59 Days	60-89 Days	90 Days	Total Past			Total Financing	Greater and
December 31, 2017	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	Accruing
Real estate loans:
Mortgages	$996	$362	$810	$2,168	$152,144	$33	$154,345	$218
Home Equity	277	86	78	441	59,693	-	60,134	-
Commercial	1,353	1,010	3,865	6,228	300,396	1,460	308,084	162
Agricultural	242	-	205	447	238,808	702	239,957	30
Construction	-	-	133	133	13,369	-	13,502	-
Consumer	53	33	49	135	9,809	-	9,944	7
Other commercial loans	132	-	2,372	2,504	69,066	443	72,013	32
Other agricultural loans	-	42	106	148	37,661	-	37,809	106
State and political
subdivision loans	-	-	-	-	104,737	-	104,737	-
Total	$3,053	$1,533	$7,618	$12,204	$985,683	$2,638	$1,000,525	$555

Loans considered non-accrual	$816	$281	$7,063	$8,160	$2,011	$-	$10,171
Loans still accruing	2,237	1,252	555	4,044	983,672	2,638	990,354
Total	$3,053	$1,533	$7,618	$12,204	$985,683	$2,638	$1,000,525

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

The following table reflects the financing receivables, excluding PCI loans, on non-accrual status as of September 30, 2018 and December 31, 2017, respectively. The balances are presented by class of financing receivable (in thousands):

	September 30, 2018	December 31, 2017
Real estate loans:
Mortgages	$1,263	$1,274
Home Equity	86	112
Commercial	6,445	5,192
Agricultural	3,259	175
Construction	-	133
Consumer	22	42
Other commercial loans	2,269	2,637
Other agricultural loans	1,186	606
State and political subdivision	-	-
	$14,530	$10,171

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to structure more affordable terms before their loan reaches nonaccrual status. These restructured terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of interest or principal, or both, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company's investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower's ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  Based on this evaluation management would no longer consider a loan to be a TDR when the relevant facts support such a conclusion. As of September 30, 2018 and December 31, 2017, included within the allowance for loan losses are reserves of $263,000 and $41,000 respectively, that are associated with loans modified as TDRs.

Loan modifications that are considered TDRs completed during the three and nine months ended September 30, 2018 and 2017 were as follows (dollars in thousands):

	For the Three Months Ended September 30, 2018
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	1	$-	$106	$-	$106
Agricultural	-	2	-	1,302	-	1,302
Total	-	3	$-	$1,408	$-	$1,408

	For the Nine Months Ended September 30, 2018
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Mortgages	-	1	$-	$7	$-	$7
Home Equity	-	1	-	1	-	1
Commercial	-	2	-	683	-	683
Agricultural	-	3	-	2,825	-	2,825
Other agricultural loans	-	4	-	176	-	176
Total	-	11	$-	$3,692	$-	$3,692

	For the Three Months Ended September 30, 2017
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Agricultural	-	2	$-	$150	$-	$150
Other agricultural loans	-	1	-	161	-	161
Total	-	3	$-	$311	$-	$311

	For the Nine Months Ended September 30, 2017
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	7	$-	$6,797	$-	$6,797
Agricultural	-	2	-	150	-	150
Other agricultural loans	-	1	-	161	-	161
Total	-	10	$-	$7,108	$-	$7,108

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism on modified loans occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The following table presents the recorded investment in loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which began January 1, 2018 and 2017 (9 month periods) and June 1, 2018 and 2017 (3 month periods), respectively, and that subsequently defaulted during these reporting periods (dollars in thousands):

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Real estate loans:
Agricultural	2	$1,302	-	$-	2	$1,302	-	$-
Other agricultural loans	1	124	-	-	1	124	-	-
Total recidivism	3	$1,426	-	$-	3	$1,426	-	$-

Allowance for Loan Losses
The following table segregates the allowance for loan losses (ALLL) into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2018 and December 31, 2017, respectively (in thousands):

	September 30, 2018			December 31, 2017
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real estate loans:
Residential	$27	$1,025	$1,052	$56	$993	$1,049
Commercial	224	3,701	3,925	94	3,773	3,867
Agricultural	86	3,843	3,929	3	3,140	3,143
Construction	-	49	49	-	23	23
Consumer	-	123	123	-	124	124
Other commercial loans	152	1,067	1,219	231	1,041	1,272
Other agricultural loans	165	534	699	26	466	492
State and political
subdivision loans	-	751	751	-	816	816
Unallocated	-	636	636	-	404	404
Total	$654	$11,729	$12,383	$410	$10,780	$11,190
The following tables roll forward the balance of the ALLL by portfolio segment for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands):

	For the three months ended September 30, 2018
	Balance at June 30, 2018	Charge-offs	Recoveries	Provision	Balance at September 30, 2018
Real estate loans:
Residential	$1,045	$(10)	$1	$16	$1,052
Commercial	3,794	(25)	-	156	3,925
Agricultural	3,673	-	-	256	3,929
Construction	44	-	-	5	49
Consumer	115	(13)	9	12	123
Other commercial loans	1,266	-	5	(52)	1,219
Other agricultural loans	589	-	-	110	699
State and political
subdivision loans	767	-	-	(16)	751
Unallocated	648	-	-	(12)	636
Total	$11,941	$(48)	$15	$475	$12,383

	For the nine months ended September 30, 2018
	Balance at December 31, 2017	Charge-offs	Recoveries	Provision	Balance at September 30, 2018
Real estate loans:
Residential	$1,049	$(27)	$70	$(40)	$1,052
Commercial	3,867	(25)	3	80	3,925
Agricultural	3,143	-	-	786	3,929
Construction	23	-	-	26	49
Consumer	124	(32)	26	5	123
Other commercial loans	1,272	(91)	19	19	1,219
Other agricultural loans	492	(50)	-	257	699
State and political
subdivision loans	816	-	-	(65)	751
Unallocated	404	-	-	232	636
Total	$11,190	$(225)	$118	$1,300	$12,383

	For the three months ended September 30, 2017
	Balance at June 30, 2017	Charge-offs	Recoveries	Provision	Balance at September 30, 2017
Real estate loans:
Residential	$1,104	$(11)	$-	$(13)	$1,080
Commercial	3,541	-	5	36	3,582
Agricultural	2,452			242	2,694
Construction	45	-	-	(14)	31
Consumer	125	(45)	13	44	137
Other commercial loans	1,131	-	5	(24)	1,112
Other agricultural loans	431	-	1	30	462
State and political
subdivision loans	838	-	-	36	874
Unallocated	312	-	-	163	475
Total	$9,979	$(56)	$24	$500	$10,447

	For the nine months ended September 30, 2017
	Balance at December 31, 2016	Charge-offs	Recoveries	Provision	Balance at September 30, 2017
Real estate loans:
Residential	$1,064	$(104)	$-	$120	$1,080
Commercial	3,589	(41)	11	23	3,582
Agricultural	1,494	-		1,200	2,694
Construction	47	-	-	(16)	31
Consumer	122	(90)	35	70	137
Other commercial loans	1,327	-	14	(229)	1,112
Other agricultural loans	312	(5)	1	154	462
State and political
subdivision loans	833	-	-	41	874
Unallocated	98	-	-	377	475
Total	$8,886	$(240)	$61	$1,740	$10,447

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

The Company analyzes its loan portfolio at least each quarter to determine the adequacy of its ALLL.

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

For the three months ended September 30, 2018, the allowance for commercial real estate was increased in general reserves due to an increase in the size of the portfolio as well as an increase in specific reserves. This was represented as an increase in the provision. The allowance for agricultural real estate loans was increased in general reserves as a result of higher loan balances, an increase in the amount of loans classified as non-accrual and an increase in specific reserves. The result of this was represented as an increase in the provision. The allowance for other agricultural loans was increased as a result of an increase in specific reserves, which offset the decrease due to the decrease in the portfolio size. The result of these changes was represented as an increase in the provision.

For the nine months ended September 30, 2018, the allowance for commercial real estate was decreased in general reserves due to a decrease in the qualitative factor associated with unemployment rates and an improvement in the number of loans classified as special mention. There was an increase in specific reserves for commercial real estate. The total change was represented as an increase in the provision. The allowance for agricultural real estate loans was increased in general reserves as a result of higher loan balances and an increase in the amount of loans classified as special mention and nonaccrual. Additionally, there was an increase in specific reserves. These resulted in an increase in the provision. The allowance for other agricultural loans was increased in general reserves as a result of higher loan balances, loans past due and an increase in non-accrual loans. Additionally, specific reserves also increased. The result of these changes was represented as an increase in the provision.

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

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of September 30, 2018 and December 31, 2017, included with other assets are $628,000 and $1,119,000, respectively, of foreclosed assets. As of September 30, 2018, included within the foreclosed assets are $307,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of September 30 2018, the Company has initiated formal foreclosure proceedings on $2,168,000 of consumer residential mortgages, which have not yet been transferred into foreclosed assets.

Note 6 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018			December 31, 2017
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$1,722	$(1,055)	$667	$1,605	$(912)	$693
Core deposit intangibles	1,786	(786)	1,000	1,786	(586)	1,200
Covenant not to compete	125	(89)	36	125	(65)	60
Total amortized intangible assets	$3,633	$(1,930)	$1,703	$3,516	$(1,563)	$1,953
Unamortized intangible assets:
Goodwill	$23,296			$23,296
(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for amortized intangible assets for the next five years. We based our projections of amortization expense shown below on existing asset balances (in thousands) at September 30, 2018. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Covenant not to compete	Total
Three months ended September 30, 2018 (actual)	$46	$66	$8	$120
Nine months ended September 30, 2018 (actual)	143	200	24	367
Three months ended September 30, 2017 (actual)	44	66	8	118
Nine months September 30, 2017 (actual)	134	200	23	357
Estimate for year ended December 31,
Remaining 2018	43	64	7	114
2019	173	230	29	432
2020	137	197	-	334
2021	106	165	-	271
2022	78	133	-	211

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

The value of the collateral segmented by the remaining contractual maturity of the repurchase agreements in the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 is presented in the following tables (in thousands):

	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
September 30, 2018	Continuous	30 Days	30 - 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$16,946	$-	$-	$1,989	$18,935
Total carrying value of collateral pledged	$16,946	$-	$-	$1,989	$18,935
Total liability recognized for repurchase agreements					$15,441

December 31, 2017
Repurchase Agreements:
U.S. agency securities	$16,027	$-	$-	$2,035	$18,062
Total carrying value of collateral pledged	$16,027	$-	$-	$2,035	$18,062
Total liability recognized for repurchase agreements					$14,989

Note 8 - Employee Benefit Plans

For additional detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 11 of the Company's Consolidated Financial Statements included in the 2017 Annual Report on Form 10-K.

Noncontributory Defined Benefit Pension Plan

The Bank sponsors a trusteed noncontributory defined benefit pension plan ("Pension Plan") covering substantially all employees and officers hired prior to January 1, 2007. Additionally, the Bank assumed the noncontributory defined benefit pension plan of FNB when it was acquired. The FNB plan was frozen prior to the acquisition and therefore, no additional benefits will accrue for employees covered under that plan. The Bank has begun proceedings to close the FNB plan, which is expected to occur in 2019. These two plans are collectively referred to herein as "the Plans." The Bank's funding policy is to make annual contributions, if needed, based upon the funding formula developed by the plans' actuary. Any employee with a hire date of January 1, 2007 or later is not eligible to participate in the Pension Plan.

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

The following sets forth the components of net periodic benefit costs of the Pension Plan and the line item on the Consolidated Statement of Income where such amounts are included, for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Affected line item on the Consolidated
	2018	2017	2018	2017	Statement of income
Service cost	$90	$87	$269	$262	Salary and Employee Benefits
Interest cost	164	168	489	503	Other Expenses
Expected return on plan assets	(230)	(274)	(919)	(821)	Other Expenses
Net amortization and deferral	47	56	140	168	Other Expenses
Net periodic benefit cost	$71	$37	$(21)	$112

The Bank does not expect to make any contributions to the Pension Plans during 2018.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the "Plan") whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company's common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  In April of 2016, the Company's shareholders authorized a total of 150,000 shares of the Company's common stock to be made available under the Plan. As of September 30, 2018, 136,539 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted shares during the three and nine months ended September 30, 2018:

	Three months		Nine months
		Weighted		Weighted
	Unvested	Average	Unvested	Average
	Shares	Market Price	Shares	Market Price
Outstanding, beginning of period	9,934	$57.18	8,783	$51.20
Granted	-	-	4,869	62.91
Vested	(401)	(57.23)	(4,119)	(51.22)
Outstanding, end of period	9,533	$57.17	9,533	$57.17

Compensation expense related to restricted stock is recognized, based on the market price of the stock at the grant date, over the vesting period. Compensation expense related to restricted stock was $187,000 and $158,000 for the nine months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018 and 2017, compensation expense totaled $68,000 and $54,000, respectively. At September 30, 2018, the total compensation cost related to nonvested awards that has not yet been recognized was $545,000, which is expected to be recognized over the next three years.

Note 9 – Accumulated Comprehensive Loss

The following tables present the changes in accumulated other comprehensive loss by component net of tax for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Nine months ended September 30, 2018
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2017	$(269)	$(3,129)	$(3,398)
Change in Accounting policy for equity securities	1	-	1
Other comprehensive income (loss) before reclassifications (net of tax)	(2,800)	-	(2,800)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	6	110	116
Net current period other comprehensive income (loss)	(2,794)	110	(2,684)
Balance as of September 30, 2018	$(3,062)	$(3,019)	$(6,081)

	Nine months ended September 30, 2017
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2016	$1,306	$(2,698)	$(1,392)
Other comprehensive income (loss) before reclassifications (net of tax)	288	-	288
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(135)	111	(24)
Net current period other comprehensive income	153	111	264
Balance as of September 30, 2017	$1,459	$(2,587)	$(1,128)

	Three months ended September 30, 2018
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of June 30, 2018	$(2,302)	$(3,055)	$(5,357)
Other comprehensive income (loss) before reclassifications (net of tax)	(766)	-	(766)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	6	36	42
Net current period other comprehensive income (loss)	(760)	36	(724)
Balance as of September 30, 2018	$(3,062)	$(3,019)	$(6,081)

	Three months ended September 30, 2017
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of June 30, 2017	$1,655	$(2,624)	$(969)
Other comprehensive income (loss) before reclassifications (net of tax)	(190)	-	(190)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(6)	37	31
Net current period other comprehensive income (loss)	(196)	37	(159)
Balance as of September 30, 2017	$1,459	$(2,587)	$(1,128)
(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheet.

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income for the three and nine months ended September 30, 2018 and 2017 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the Consolidated Statement of Income
	Three Months Ended September 30,
	2018	2017
Unrealized gains and losses on available for sale securities
	$(8)	$9	Available for sale securities gains, net
	2	(3)	Provision for income taxes
	$(6)	$6	Net of tax

Defined benefit pension items
	$(47)	$(56)	Other expenses
	11	19	Provision for income taxes
	$(36)	$(37)	Net of tax

Total reclassifications	$(42)	$(31)

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the Consolidated Statement of Income
	Nine Months Ended September 30
	2018	2017
Unrealized gains and losses on available for sale securities
	$(8)	$204	Available for sale securities gains, net
	2	(69)	Provision for income taxes
	$(6)	$135	Net of tax

Defined benefit pension items
	$(140)	$(168)	Other expenses
	30	57	Provision for income taxes
	$(110)	$(111)	Net of tax

Total reclassifications	$(116)	$24

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
The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of September 30, 2018 and December 31, 2017 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

September 30, 2018	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Equity securities in financial institutions	$291	$-	$-	$291
Available for sale securities:
U.S. Agency securities	-	108,269	-	108,269
U.S. Treasury securities	32,837	-	-	32,837
Obligations of state and
political subdivisions	-	51,598	-	51,598
Corporate obligations	-	3,000	-	3,000
Mortgage-backed securities in
government sponsored entities	-	44,722	-	44,722

December 31, 2017	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Available for sale securities:
U.S. Agency securities	$-	$98,887	$-	$98,887
U.S. Treasuries securities	28,604	-	-	28,604
Obligations of state and
political subdivisions	-	79,090	-	79,090
Corporate obligations	-	3,083	-	3,083
Mortgage-backed securities in
government sponsored entities	-	45,027	-	45,027
Equity securities in financial institutions	91	-	-	91

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis as of September 30, 2018 and December 31, 2017 are included in the table below (in thousands):

September 30, 2018	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$6,281	$6,281
Other real estate owned	-	-	520	520

December 31, 2017
Impaired Loans	$-	$-	$1,569	$1,569
Other real estate owned	-	-	1,024	1,024

•
Impaired Loans - The Company has measured impairment on impaired loans generally based on the fair value of the loan's collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level III measurement.  If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. The fair values above excluded estimated selling costs of $604,000 and $163,000 at September 30, 2018 and December 31, 2017, respectively.

•
Other Real Estate Owned (OREO) – OREO is carried at the lower of cost or fair value, less estimated costs to sell, which is measured at the date of foreclosure.  If the fair value of the collateral exceeds the carrying amount of the loan, no charge-off or adjustment is necessary, the loan is not considered to be carried at fair value, and is therefore not included in the table above. If the fair value of the collateral is less than the carrying amount of the loan, management will charge the loan down to its estimated realizable value. The fair value of OREO is based on the appraised value of the property, which is generally unadjusted by management and is based on comparable sales for similar properties in the same geographic region as the subject property, and is included in the above table as a Level II measurement.  In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.  In these cases, the loans are categorized in the above table as a Level III measurement since these adjustments are considered to be unobservable inputs. Income and expenses from operations and further declines in the fair value of the collateral subsequent to foreclosure are included in net expenses from OREO.

The following table provides a listing of the significant unobservable inputs used in the fair value measurement process for items valued utilizing Level III techniques (dollars in thousands).

September 30, 2018	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	$6,281	Appraised Collateral Values	Discount for time since appraisal	0-100%	20.06%
			Selling costs	5%-11%	8.73%
			Holding period	0 - 12 months	11.71 months

Other real estate owned	520	Appraised Collateral Values	Discount for time since appraisal	25-35%	26.34%

December 31, 2017	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	1,569	Appraised Collateral Values	Discount for time since appraisal	0-100%	30.83%
			Selling costs	5%-9%	8.35%
			Holding period	6 - 12 months	11.12 months

Other real estate owned	1,024	Appraised Collateral Values	Discount for time since appraisal	15-65%	26.26%

Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company's financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

	Carrying
September 30, 2018	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$16,500	$16,500	$16,500	$-	$-
Interest bearing time deposits with other banks	14,754	14,773	-	-	14,773
Equity securities	291	291	291	-	-
Available-for-sale securities	240,426	240,426	32,837	207,589	-
Loans held for sale	960	960	960	-	-

Net loans	1,047,948	1,037,065	-	-	1,037,065
Bank owned life insurance	27,350	27,350	27,350	-	-
Regulatory stock	5,661	5,661	5,661	-	-
Accrued interest receivable	4,480	4,480	4,480	-	-

Financial liabilities:
Deposits	$1,174,843	$1,168,834	$882,539	$-	$286,295
Borrowed funds	86,097	84,686	49,631	-	35,055
Accrued interest payable	979	979	979	-	-

	Carrying
December 31, 2017	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Cash and due from banks	$18,517	$18,517	$18,517	$-	$-
Interest bearing time deposits with other banks	10,283	10,287	-	-	10,287
Loans held for sale	1,439	1,439	1,439
Net loans	989,335	981,238	-	-	981,238
Bank owned life insurance	26,883	26,883	26,883	-	-
Regulatory stock	6,784	6,784	6,784	-	-
Accrued interest receivable	4,196	4,196	4,196	-	-

Financial liabilities:
Deposits	$1,104,943	$1,101,583	$838,490	$-	$263,093
Borrowed funds	114,664	113,452	77,650	-	35,802
Accrued interest payable	897	897	897	-	-

Note 11 Legal and Regulatory Proceedings

In the ordinary course of business, the Company is subject to legal proceedings, including claims, litigation, investigations and administrative proceedings, all of which are considered incidental to the normal conduct of business. Litigation may relate to lending, deposit and other customer relationships, vendor and contractual issues, employee matters, intellectual property matters, personal injuries and torts, regulatory and legal compliance, and other matters. The Company believes it has substantial defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to defend itself vigorously. Set forth below are descriptions of certain of the Company's legal proceedings.

The Bank was named as a defendant in a lawsuit filed in the United States Bankruptcy Court for Western District of New York District, Arnold v. First Citizens National Bank, wherein the plaintiff is seeking avoid and recover various payments to First Citizens by Cornerstone Homes, Inc. and avoid or subordinate liens made in favor of First Citizens on property of Cornerstone on multiple grounds, including that the transfers constituted fraudulent conveyances under applicable law.

The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of a probable loss is not reasonably estimable, the Company does not accrue legal reserves. Additionally, for those matters where a loss is reasonably possible and the amount of loss is reasonably estimable, the Company estimates the amount of losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is "reasonably possible" if "the chance of the future event or events occurring is more than remote but less than likely" and an event is "remote" if "the chance of the future event or events occurring is slight."

While the outcome of legal proceedings and the timing of the ultimate resolution are inherently difficult to predict, based on information currently available, advice of counsel and available insurance coverage, the Company believes that it has established adequate legal reserves. Further, based upon available information, the Company is of the opinion that these legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations. However, in the event of unexpected future developments, it is reasonably possible that an adverse outcome in any of the matters discussed above could be material to the Company's business, consolidated financial position, results of operations or cash flows for any particular reporting period of occurrence.
28

Note 12 – Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those years.  For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020.  The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company is currently assessing the practical expedients it may elect at adoption, but does not anticipate the amendments will have a significant impact on the Co0mpany's consolidated financial statements. Based on the Company's preliminary analysis of its current portfolio, the impact to the Company's balance sheet is estimated to result in less than a 1 percent increase in assets and liabilities. The Company also anticipates additional disclosures to be provided at adoption.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management's current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the Company's consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This Update provides another transition method which allows entities to initially apply ASC 842 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Entities that elect this approach should report comparative periods in accordance with ASC 840, Leases.  In addition, this Update provides a practical expedient under which lessors may elect, by class of underlying assets, to not separate nonlease components from the associated lease component, similar to the expedient provided for lessees. However, the lessor practical expedient is limited to circumstances in which the nonlease component or components otherwise would be accounted for under the new revenue guidance and both (a) the timing and pattern of transfer are the same for the nonlease component(s) and associated lease component and (b) the lease component, if accounted for separately, would be classified as an operating lease. If the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component in accordance with ASC 606, Revenue from Contracts with Customers. Otherwise, the entity should account for the combined component as an operating lease in accordance with ASC 842. If a lessor elects the practical expedient, certain disclosures are required. This Update is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial statement disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes the Disclosure Requirements for Fair Value Measurements.  The Update removes the requirement to disclose the amount of and reasons for transfers between Level I and Level II of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level III fair value measurements. The Update requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level III fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements. This Update is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The Company is currently evaluating the impact the adoption of the standard will have on the Company's consolidated financial position or results of operations.

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits (Topic 715-20). This Update amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The Update eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The Update also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. This Update is effective for public business entities for fiscal years ending after December 15, 2020, and must be applied on a retrospective basis.  For all other entities, this Update is effective for fiscal years ending after December 15, 2021.  This Update is not expected to have a significant impact on the Company's consolidated financial statements.

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

•	The agricultural economy is subject to extreme swings in both the costs of resources and the prices received from the sale of products, which could negatively impact some of our customers.
•
Agricultural customers could be affected by factors outside of their control including adverse weather conditions, loss of crops or livestock due to diseases or other factors and government policies and regulations.

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

Introduction

The following is management's discussion and analysis of the financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank's financial condition and results of operations. Management's discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results you may expect for the full year.

The Company currently engages in the general business of banking throughout our service area of Potter, Tioga, Clinton, Bradford and Centre counties in north central Pennsylvania, Lebanon, Berks, Schuylkill and Lancaster counties in south central Pennsylvania and Allegany County in southern New York. We also have a limited branch office in Union county, Pennsylvania, which primarily serves agricultural customers in the central Pennsylvania market. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 29 banking facilities, 28 of which operate as bank branches.  In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy, State College and three branches near the city of Lebanon, Pennsylvania. We also have limited branch offices in Winfield and Narvon, Pennsylvania. In New York, our office is in Wellsville. We have received regulatory approval to open a full service branch in Denver, Pennsylvania, which is expected to occur in the fourth quarter. We have also received regulatory approval to close the Narvon limited branch office, which will occur in the fourth quarter.

On December 8, 2017, we closed the transaction with S&T Bank to acquire its State College, Pennsylvania office.

Risk Management

Risk identification and management are essential elements for the successful management of the Company.  In the normal course of business, the Company is subject to various types of risk, including interest rate, credit, liquidity, reputational and regulatory risk.

Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the direction and frequency of changes in market interest rates.  Interest rate risk results from various re-pricing frequencies and the maturity structure of the financial instruments owned by the Company.  The Company uses its asset/liability and funds management policy to control and manage interest rate risk.

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

Competition

The banking industry in the Bank's service areas continue to be extremely competitive, both among commercial banks and with other financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies, credit unions, agricultural cooperatives and internet entities. Competition in our north central Pennsylvania market has increased as a result of other financial institutions looking to expand into new markets. With larger population centers in our central and south central markets, we experience more competition to gather deposits and to make loans. Mortgage banking firms, financial companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms and even government agencies provide additional competition for loans and other financial services.  The Bank is generally competitive with all competing financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Balance Sheets since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of September 30, 2018 and December 31, 2017, the Trust Department had $127.2 million and $122.7 million of assets under management, respectively.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank's market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Balance Sheets since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank's Investment Representatives increased from $156.0 million at December 31, 2017 to $182.7 million at September 30, 2018. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, especially in our central and south central Pennsylvania markets.

In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. As of September 30, 2018, customers owning 7,012 acres have signed agreements with the Bank that provide for the Bank to manage oil and gas matters related to the customers land, which may include negotiating lease payments and royalty percentages, resolving leasing issues, accounting for and ensuring the accuracy of royalty checks, distributing revenue to satisfy investment objectives and providing customized reports outlining payment and distribution information.

Results of Operations

Overview of the Income Statement

The Company had net income of $13,519,000 for the first nine months of 2018 compared to $10,421,000 for last year's comparable period, an increase of $3,098,000, or 29.7%. Basic earnings per share for the first nine months of 2018 were $3.85, compared to $2.96 last year, representing a 30.1% increase.  Annualized return on assets and return on equity for the nine months of 2018 were 1.30% and 13.13%, respectively, compared with 1.12% and 10.81% for last year's comparable period.

Net income for the three months ended September 30, 2018 was $4,581,000 compared to $3,650,000 in the comparable 2017 period, an increase of $931,000 or 25.5%. Basic earnings per share for the three months ended September 30, 2018 were $1.31, compared to $1.04 last year, representing a 26.0% increase. Annualized return on assets and return on equity for the quarter ended September 30, 2018 was 1.30% and 13.08%, respectively, compared with 1.15% and 11.16% for the same 2017 period.

Net Interest Income

Net interest income, the most significant component of the Company's earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense paid on interest-bearing liabilities.

Net interest income for the first nine months of 2018 was $34,941,000, an increase of $3,923,000, or 12.7%, compared to the same period in 2017.  For the first nine months of 2018, the provision for loan losses totaled $1,300,000, a decrease of $440,000 over the comparable period in 2017.  Consequently, net interest income after the provision for loan losses was $33,641,000 compared to $29,278,000 during the first nine months of 2017.

For the three months ended September 30, 2018, net interest income was $11,770,000 compared to $10,617,000, an increase of $1,153,000, or 10.9% over the comparable period in 2017. The provision for loan losses this quarter was $475,000 compared to $500,000 for last year's third quarter.  Consequently, net interest income after the provision for loan losses was $11,295,000 for the quarter ended September 30, 2018 compared to $10,117,000 in 2017.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders' equity, the related rates, net interest income and interest rate spread created for the nine and three months ended September 30, 2018 and 2017 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates (1)
	Nine Months Ended
	September 30, 2018			September 30, 2017
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	8,806	14	0.21	8,919	12	0.18
Total short-term investments	8,806	14	0.21	8,919	12	0.18
Interest bearing time deposits at banks	11,972	204	2.28	7,740	117	2.03
Investment securities:
Taxable	189,220	3,038	2.14	197,814	2,532	1.71
Tax-exempt (3)	68,975	1,805	3.49	86,033	2,813	4.36
Total investment securities	258,195	4,843	2.50	283,847	5,345	2.51
Loans (2)(3)(4):
Residential mortgage loans	214,134	8,347	5.21	205,860	7,967	5.17
Construction	23,441	829	4.73	26,804	851	4.25
Commercial Loans	387,482	15,273	5.27	323,801	12,688	5.24
Agricultural Loans	298,875	9,812	4.39	200,287	6,467	4.32
Loans to state & political subdivisions	101,189	2,693	3.56	97,139	3,055	4.21
Other loans	9,540	553	7.75	10,403	621	7.98
Loans, net of discount	1,034,661	37,507	4.85	864,294	31,649	4.90
Total interest-earning assets	1,313,634	42,568	4.33	1,164,800	37,123	4.26
Cash and due from banks	6,826			6,650
Bank premises and equipment	16,367			16,871
Other assets	54,849			55,874
Total non-interest earning assets	78,042			79,395
Total assets	1,391,676			1,244,195
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	325,667	1,127	0.46	322,084	829	0.34
Savings accounts	189,635	185	0.13	178,806	141	0.11
Money market accounts	162,816	1,091	0.90	126,874	469	0.49
Certificates of deposit	268,737	2,292	1.14	262,321	1,959	1.00
Total interest-bearing deposits	946,855	4,695	0.66	890,085	3,398	0.51
Other borrowed funds	126,158	2,034	2.16	58,651	782	1.78
Total interest-bearing liabilities	1,073,013	6,729	0.84	948,736	4,180	0.59
Demand deposits	168,951			152,188
Other liabilities	12,392			14,686
Total non-interest-bearing liabilities	181,343			166,874
Stockholders' equity	137,320			128,585
Total liabilities & stockholders' equity	1,391,676			1,244,195
Net interest income		35,839			32,943
Net interest spread (5)			3.49%			3.67%
Net interest income as a percentage
of average interest-earning assets			3.65%			3.78%
Ratio of interest-earning assets
to interest-bearing liabilities			122%			123%

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
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

	Analysis of Average Balances and Interest Rates (1)
	Three Months Ended
	September 30, 2018			September 30, 2017
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	9,195	5	0.22	8,552	3	0.16
Total short-term investments	9,195	5	0.22	8,552	3	0.16
Interest bearing time deposits at banks	14,369	89	2.47	8,953	47	2.07
Investment securities:
Taxable	177,937	1,074	2.41	180,004	824	1.83
Tax-exempt (3)	63,467	538	3.49	83,164	891	4.29
Total investment securities	241,404	1,612	2.67	263,168	1,715	2.61
Loans (2)(3)(4):
Residential mortgage loans	212,891	2,808	5.23	205,548	2,677	5.17
Construction	29,184	355	4.82	26,028	278	4.23
Commercial Loans	382,417	5,098	5.29	327,345	4,296	5.21
Agricultural Loans	314,307	3,489	4.40	230,048	2,501	4.31
Loans to state & political subdivisions	99,807	906	3.60	97,771	1,029	4.18
Other loans	9,618	185	7.65	10,420	205	7.83
Loans, net of discount	1,048,224	12,841	4.86	897,160	10,986	4.86
Total interest-earning assets	1,313,192	14,547	4.39	1,177,833	12,751	4.30
Cash and due from banks	7,039			6,739
Bank premises and equipment	16,266			16,722
Other assets	69,708			64,851
Total non-interest earning assets	93,013			88,312
Total assets	1,406,205			1,266,145
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	320,574	394	0.49	327,391	295	0.36
Savings accounts	194,110	84	0.17	180,891	49	0.11
Money market accounts	181,449	480	1.05	134,610	178	0.53
Certificates of deposit	271,355	836	1.22	263,065	688	1.04
Total interest-bearing deposits	967,488	1,794	0.74	905,957	1,210	0.53
Other borrowed funds	114,314	695	2.41	61,215	293	1.90
Total interest-bearing liabilities	1,081,802	2,489	0.91	967,172	1,503	0.62
Demand deposits	172,288			153,747
Other liabilities	12,022			14,388
Total non-interest-bearing liabilities	184,310			168,135
Stockholders' equity	140,093			130,838
Total liabilities & stockholders' equity	1,406,205			1,266,145
Net interest income		12,058			11,248
Net interest spread (5)			3.48%			3.68%
Net interest income as a percentage
of average interest-earning assets			3.64%			3.79%
Ratio of interest-earning assets
to interest-bearing liabilities			121%			122%

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a federal statutory income tax rate of 21% for the nine and three months ended September 30, 2018 and 34% for the nine and three months ended September 30, 2017.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company's Federal statutory rate during the corresponding period. The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended September 30, 2018 and 2017 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$1,593	$1,461	$4,682	$4,518
Tax equivalent adjustment	113	304	379	956
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$1,706	$1,765	$5,061	$5,474

Interest and fees on loans (non-tax adjusted)	$12,666	$10,659	$36,988	$30,680
Tax equivalent adjustment	175	327	519	969
Interest and fees on loans (tax equivalent basis)	$12,841	$10,986	$37,507	$31,649

Total interest income	$14,259	$12,120	$41,670	$35,198
Total interest expense	2,489	1,503	6,729	4,180
Net interest income	11,770	10,617	34,941	31,018
Total tax equivalent adjustment	288	631	898	1,925
Net interest income (tax equivalent basis)	$12,058	$11,248	$35,839	$32,943

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended September 30, 2018 vs 2017 (1)			Nine months ended September 30, 2018 vs. 2017 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$1	$1	$2	$-	$2	$2
Interest bearing time deposits at banks	32	10	42	71	16	87
Investment securities:
Taxable	(9)	259	250	(105)	611	506
Tax-exempt	(188)	(165)	(353)	(502)	(506)	(1,008)
Total investments	(197)	94	(103)	(607)	105	(502)
Loans:
Residential mortgage loans	96	35	131	322	58	380
Construction	36	41	77	(229)	207	(22)
Commercial Loans	733	69	802	2,510	75	2,585
Agricultural Loans	934	54	988	3,235	110	3,345
Loans to state & political subdivisions	22	(145)	(123)	134	(496)	(362)
Other loans	(15)	(5)	(20)	(50)	(18)	(68)
Total loans, net of discount	1,806	49	1,855	5,922	(64)	5,858
Total Interest Income	1,642	154	1,796	5,386	59	5,445
Interest Expense:
Interest-bearing deposits:
NOW accounts	(6)	105	99	9	289	298
Savings accounts	4	31	35	9	35	44
Money Market accounts	78	224	302	161	461	622
Certificates of deposit	22	126	148	49	284	333
Total interest-bearing deposits	98	486	584	228	1,069	1,297
Other borrowed funds	307	95	402	1,059	193	1,252
Total interest expense	405	581	986	1,287	1,262	2,549
Net interest income	$1,237	$(427)	$810	$4,099	$(1,203)	$2,896

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $32,943,000 for the nine month period ended September 30, 2017 to $35,839,000 for the nine month period ended September 30, 2018, an increase of $2,896,000. The tax equivalent net interest margin decreased from 3.78% for the first nine months of 2017 to 3.65% for the comparable period in 2017. A significant portion of the decrease is attributable to a change in the federal corporate tax rate from 34% to 21%, which resulted in the tax equivalent yield on our tax-exempt investments and loans to decrease.
Total tax equivalent interest income for the 2018 nine month period increased $5,445,000 as compared to the 2017 nine month period. This increase was primarily a result of an increase of $5,386,000 due to a change in volume as average interest-bearing assets increased $148.8 million. Additionally, due to an increase in rates on taxable securities, there was an increase due to rate of $59,000. As a result of converting investment assets to loans, the yield on average interest earning assets increased 7 basis points from 4.26% to 4.33%.

Tax equivalent investment income for the nine months ended September 30, 2018 decreased $502,000 over the same period last year. The primary cause of the decrease was a decrease in the average outstanding balance of investments.
•
The average balance of taxable securities decreased by $8.6 million, which resulted in a decrease in investment income of $105,000. The decrease in the average balance of taxable securities was due to the Bank's strategy of funding loan growth through the cashflows of the investment portfolio. The yield on taxable securities increased 43 basis points from 1.71% to 2.14% as a result of the recent rise in rates and the calls and maturities of lower yielding investments. This resulted in an increase in investment income of $611,000.

•
The average balance of tax-exempt securities decreased by $17.1 million, which resulted in a decrease in investment income of $502,000. The decrease was utilized to fund loan growth. The yield on tax-exempt securities decreased 87 basis points from 4.36% to 3.49%, which corresponds to a decrease in interest income of $506,000. The yield decrease was partially attributable to the decrease in the federal statutory income tax rate as well as higher yielding securities being called and maturing and replaced by lower yielding securities. For a discussion of the Company's current investment strategy, see the "Financial Condition – Investments".

Total loan interest income increased $5,858,000 for the nine months ended September 30, 2018 compared to the same period last year, primarily as a result of loan growth achieved in 2017 and the first nine months of 2018 that was primarily due to the hiring of experienced lending teams in our central and south central Pennsylvania markets. It was also positively impacted by the acquisition of the State College branch in December of 2017.
•
The average balance of commercial loans increased $63.7 million from a year ago. The growth was attributable to the State College branch acquisition and organic growth in our central and south central Pennsylvania markets. This had a positive impact of $2,510,000 on total interest income due to volume.

•
Interest income on agricultural loans increased $3,345,000 from 2017 to 2018. The increase in the average balance of agricultural loans of $98.6 million is primarily attributable to the additional agricultural lenders hired in 2016 to serve the central and south central markets. The increase in the average balance of these loans resulted in an increase in interest income due to volume of $3,235,000.

•
The average balance of construction loans decreased $3.4 million from a year ago. This resulted in a decrease of $229,000 on total interest income due to volume. Offsetting this decrease, there was a $207,000 increase due to rate, as the yield earned increased from 4.25% to 4.73%.

•
The average balance of state and political subdivision loans increased $4.1 million from a year ago. This resulted in an increase of $134,000 on total interest income due to volume. The tax effected yield decreased 65 basis points to 3.56%, which decreased loan interest income $496,000. The decrease in the tax effected yield on this portfolio was due to the decrease in the Federal statutory income tax rate from 2017 to 2018, which lowered the tax effected increase to income for tax free loans.

•
Interest income on residential mortgage loans increased $380,000. The average balance of residential loans increased $8.3 million from a year ago, primarily due to the State College acquisition, which resulted in an increase in loan interest income of $322,000.

Total interest expense increased $2,549,000 for the nine months ended September 30, 2018 compared with the comparative period last year primarily as a result of an increase in borrowings to fund loan growth in 2017 and 2018 and higher rates paid on deposits and overnight borrowings. Interest expense increased $1,287,000 as a result of volume as the average balance of interest bearing liabilities increased $124.3 million. In addition, there was an increase of $1,262,000 due to rate as a result of an increase in the average rate paid on interest bearing liabilities from 0.59% to 0.84%.

•
The average balance of interest bearing deposits increased $56.8 million from September 30, 2017 to September 30, 2018. Increases were experienced in NOW accounts of $3.6 million, savings accounts of $10.8 million, money market accounts of $35.9 million and certificates of deposit of $6.4 million. The cumulative effect of these volume changes was an increase in interest expense of $228,000.  (see also "Financial Condition – Deposits"). The rate paid on interest bearing deposits was 0.66% for the first nine months of 2018 and 0.51% for the comparable period in 2017. This resulted in an increase in interest expense of $1,069,000.

•
The average balance of other borrowed funds increased $67.5 million from a year ago. This resulted in an increase in interest expense of $1,059,000. There was also an increase in the average rate on other borrowed funds from 1.78% to 2.16% due to an increase in the overnight borrowing rate as a result of the Federal Reserve interest rate increases in 2017 and 2018 resulting in an increase in interest expense of $193,000.

Tax equivalent net interest income for the three months ended September 30, 2018 was $12,058,000 which compares to $11,248,000 for the same period last year.  This represents an increase of $810,000 or 7.2%. The tax equivalent net interest margin decreased from 3.79% for the three months ended September 30, 2017 to 3.64% for the comparable period in 2018 with the majority of the decrease attributable to the decrease in the federal statutory income tax rate from 34% in 2017 to 21% in 2018.
Total tax equivalent interest income was $14,547,000 for the three month period ended September 30, 2018, compared to $12,751,000 for the comparable period last year, an increase of $1,796,000. The primary driver of this increase was an increase of $1,642,000 due to a change in volume as interest-earning assets increased $135.4 million that was primarily due to the hiring of experienced lending teams in our central and south central Pennsylvania markets. It was also positively impacted by the acquisition of the State College branch in December of 2017. In addition, the average yield on interest-earning assets increased 9 basis points from 4.30% to 4.39% for the comparable periods, resulting in an increase in tax equivalent interest income of $154,000.

•
Total investment income decreased by $103,000 compared to same period last year.  The primary cause of the decrease was a decrease of $21.8 million in the average outstanding balance of investment securities, which equates to a decrease of $197,000. Offsetting this increase, there was a 6 point increase in rate on investments securities from 2.61% to 2.67%, which equates to a $94,000 increase in income.

•
Total loan interest income increased $1,855,000 compared to the same period last year. This was primarily due to an increase in volume of $151.1 million, which corresponds to a $1,806,000 increase in interest income.

Total interest expense increased $986,000 for the three months ended September 30, 2018 compared with last year as a result of the increase in the average balance of interest-bearing liabilities of $114.6 million, accounting for a $405,000 increase in interest expense. The average rate on interest-bearing liabilities increased 29 basis points from 0.62% to 0.91%, which increased interest expense $581,000.
•
The average balance of interest bearing deposits increased $61.5 million for the nine month period ended September 30, 2017 to the comparable period ended September 30, 2018. The cumulative effect of these volume changes was an increase in interest expense of $98,000.  The rate paid on interest bearing deposits was 0.74% for the first nine months of 2018 and 0.53% for the comparable period in 2017. This results in an increase in interest expense of $486,000.

•
The average balance of other borrowed funds increased $53.1 million from a year ago. This resulted in an increase in interest expense of $307,000. There was also an increase in the average rate on other borrowed fund from 1.90% to 2.41% due to an increase in the overnight borrowing rate as a result of the Federal Reserve interest rate moves in 2017 and 2018 resulting in an increase in interest expense of $95,000.

Provision for Loan Losses

For the nine month period ended September 30, 2018, we recorded a provision for loan losses of $1,300,000, which represents a decrease of $440,000 from the $1,740,000 provision recorded in the corresponding nine months of last year. The provision was lower in 2018 than 2017 primarily due to the loan growth that occurred in 2017 compared to the loan growth in 2018. (see "Financial Condition – Allowance for Loan Losses and Credit Quality Risk").

For the three months ended September 30, 2018, we recorded a provision of $475,000 compared to $500,000 in 2017 with the decrease for the three month period being due to the lower level of loan growth in 2018 compared to the same period in 2017.

Non-interest Income

The following table shows the breakdown of non-interest income for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine months ended September 30,		Change
	2018	2017	Amount	%
Service charges	$3,455	$3,323	$132	4.0
Trust	548	596	(48)	(8.1)
Brokerage and insurance	571	459	112	24.4
Gains on loans sold	302	383	(81)	(21.1)
Equity security gains, net	9	-	9	NA
Available for sale security gains, net	(8)	204	(212)	(103.9)
Earnings on bank owned life insurance	467	499	(32)	(6.4)
Other	414	380	34	8.9
Total	$5,758	$5,844	$(86)	(1.5)

	Three months ended September 30,		Change
	2018	2017	Amount	%
Service charges	$1,181	$1,145	$36	3.1
Trust	147	187	(40)	(21.4)
Brokerage and insurance	222	154	68	44.2
Gains on loans sold	170	134	36	26.9
Equity security gains, net	(4)	-	(4)	NA
Available for sale security gains, net	(8)	9	(17)	(188.9)
Earnings on bank owned life insurance	161	166	(5)	(3.0)
Other	141	126	15	11.9
Total	$2,010	$1,921	$89	4.6

Non-interest income for the nine months ended September 30, 2018 totaled $5,758,000, a decrease of $86,000 when compared to the same period in 2017. During the first nine months of 2018, there were $8,000 of losses from the sale of available for sale securities in 2018 compared to a $204,000 gain in 2017. We sold $11.4 million of US agency securities for a loss of $169,000 and $13.8 million of state and political securities for a gain of $161,000. In 2017, we sold nine agency securities for gains totaling $15,000, two of our equity positions for a gain of $158,000 and a mortgage backed security for a gain of $20,000. We recognized a $9,000 increase in the market value of our equity portfolio in 2018.

For the first nine months of 2018, account service charges totaled $3,455,000, an increase of $132,000 or 4.0%, when compared to the same period in 2017. The increase was associated with an $113,000 increase in interchange revenue and a $40,000 increase in ATM income. The increase in brokerage revenues is attributable to the hiring of a broker in the south central market in the second quarter of 2017. The decrease in gains on loans sold is due to a decrease in the amount of loans sold in 2018 compared to 2017. The decrease in Trust revenues is due to estate settlement fees being lower.

For the three month period ended September 30, 2018, the changes experienced from the prior year related to service charges, trust and brokerage and insurance correspond to the changes experienced for the nine month period. The increase in gains on loans sold in the third quarter was attributable to an increase of $2.6 million in proceeds from loan sales when comparing sales in the third quarter of 2018 to the same period in 2017. Proceeds totaled $8.5 million for the third quarter of 2018.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine months ended
	September 30,		Change
	2018	2017	Amount	%
Salaries and employee benefits	$14,251	$13,030	$1,221	9.4
Occupancy	1,606	1,479	127	8.6
Furniture and equipment	394	444	(50)	(11.3)
Professional fees	1,273	942	331	35.1
FDIC insurance	327	295	32	10.8
Pennsylvania shares tax	850	767	83	10.8
Amortization of intangibles	224	223	1	NA
OREO expenses	92	255	(163)	(63.9)
Other	4,305	4,169	136	3.3
Total	$23,322	$21,604	$1,718	8.0

	Three months ended
	September 30,		Change
	2018	2017	Amount	%
Salaries and employee benefits	$4,679	$4,287	$392	9.1
Occupancy	500	475	25	5.3
Furniture and equipment	130	159	(29)	(18.2)
Professional fees	507	318	189	59.4
FDIC insurance	120	95	25	26.3
Pennsylvania shares tax	250	243	7	2.9
Amortization of intangibles	74	74	-	-
OREO expenses (recovery)	6	139	(133)	(95.7)
Other	1,522	1,457	65	4.5
Total	$7,788	$7,247	$541	7.5

Non-interest expenses increased $1,718,000 for the nine months ended September 30, 2018 compared to the same period in 2017. Salaries and employee benefits increased $1,221,000 or 9.4%. The increase was due to merit increases effective at the beginning of 2018, an increase in the number of full-time equivalent employees of 9.0 as a result of staffing for additional branch locations, specifically State College, and an increase in profit sharing and retirement expenses as a result of additional headcount and  improved financial results.

The primary cause of the increase in occupancy expenses is due to the acquisition of the State College branch and the openings of the limited branch office in Narvon, Pennsylvania. The increase in professional fees is the result of legal fees associated with a customer that is in bankruptcy. The decrease in OREO expenses is due to having fewer properties, which results in lower taxes and maintenance costs.

For the three months ended, September 30, 2018, non-interest expenses increased $541,000 when compared to the same period in 2017. The changes in salaries and employee benefits, occupancy expenses, professional fees and ORE expenses for the quarter are consistent with the changes for the nine month period.

Provision for Income Taxes

The provision for income taxes was $2,558,000 for the nine month period ended September 30, 2018 compared to $3,097,000 for the same period in 2017. The decrease is attributable to the decrease in the Federal statutory income tax rate from 35% in 2017 to 21% in 2018. Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 15.9% and 22.9% for the first nine months of 2018 and 2017, respectively, compared to the statutory rate of 21% for 2018 and 34% for 2017.

For the three months ended September 30, 2018, the provision for income taxes was $936,000 compared to $1,141,000 for the same period in 2017. The decrease is attributable to the decrease in the Federal statutory income tax rate. Our effective tax rate was 17.0% and 23.8% for the three months ended September 30, 2018 and 2017, respectively.

We are invested in four limited partnership agreements that have established low-income housing projects in our market areas. We anticipate recognizing an aggregate of $599,000 of tax credits over the next 4.5 years, with an additional $35,000 anticipated to be recognized during 2018.

Financial Condition

Total assets were $1.41 billion at September 30, 2018, an increase of $46.0 million from $1.36 billion at December 31, 2017.  Cash and cash equivalents decreased $2.0 million to $16.5 million. Investment securities decreased $14.4 million and net loans increased $58.6 million to $1.05 billion at September 30, 2018.  Total deposits increased $69.9 million to $1.17 billion since year-end 2017, while borrowed funds decreased $28.6 million to $86.1 million.

Cash and Cash Equivalents
Cash and cash equivalents totaled $16.5 million at September 30, 2018 compared to $18.5 million at December 31, 2017, a decrease of $2.9 million. Management actively measures and evaluates its liquidity position through our Asset–Liability Committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank's core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.
Investments

The following table shows the composition of the investment portfolio (including debt and equity securities as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30, 2018		December 31, 2017
	Amount	%	Amount	%
Debt securities:
U. S. Agency securities	$108,269	45.0	$98,887	38.8
U. S. Treasury notes	32,837	13.6	28,604	11.2
Obligations of state & political subdivisions	51,598	21.4	79,090	31.0
Corporate obligations	3,000	1.2	3,083	1.2
Mortgage-backed securities in
government sponsored entities	44,722	18.6	45,027	17.7
Equity securities (a)	291	0.2	91	0.1
Total	$240,717	100.0	$254,782	100.0

	September 30, 2018/
	December 31, 2017
	Change
	Amount	%
Debt securities:
U. S. Agency securities	$9,382	9.5
U. S. Treasury notes	4,233	14.8
Obligations of state & political subdivisions	(27,492)	(34.8)
Corporate obligations	(83)	(2.7)
Mortgage-backed securities in
government sponsored entities	(305)	(0.7)
Equity securities in financial institutions	200	219.8
Total	$(14,065)	(5.5)

a.	As of January 1, 2018, the Company adopted ASU 2016-01 resulting in the reclassification of equity securities from available for sale securities to equity securities in the Consolidated Balance Sheet.

Our investment portfolio decreased by $14.1 million, or 5.5%, from December 31, 2017 to September 30, 2018. During 2018, we purchased $5.0 million of treasury securities, $44.3 million of U.S. agency obligations, $7.1 million of mortgage-backed securities in government sponsored entities and $191,000 of equity securities, which helped offset the $6.4 million of principal repayments and $34.7 million of calls and maturities that occurred during the nine month period. Additionally, as part of restructuring our investment portfolio, we sold $11.4 million of U.S. agency securities at a loss of $169,000 and $13.8 million of pre-refunded state and political securities at a gain of $161,000. This restructuring was performed to lock in the gains on the pre-refunded securities, which would have been called in the near future and to increase the overall yield of the investment portfolio. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the nine month period ended September 30, 2018 yielded 2.50%, compared to 2.51% in the comparable period in 2017 on a tax equivalent basis.

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

Loans

The following table shows the composition of the loan portfolio as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30,		December 31,
	2018		2017
	Amount	%	Amount	%
Real estate:
Residential	$213,255	20.1	$214,479	21.4
Commercial	312,982	29.5	308,084	30.8
Agricultural	280,569	26.5	239,957	24.0
Construction	30,262	2.9	13,502	1.3
Consumer	9,702	0.9	9,944	1.0
Other commercial loans	72,219	6.8	72,013	7.2
Other agricultural loans	39,917	3.8	37,809	3.8
State & political subdivision loans	101,425	9.5	104,737	10.5
Total loans	1,060,331	100.0	1,000,525	100.0
Less allowance for loan losses	12,383		11,190
Net loans	$1,047,948		$989,335

	September 30, 2018/
	December 31, 2017
	Change
	Amount	%
Real estate:
Residential	$(1,224)	(0.6)
Commercial	4,898	1.6
Agricultural	40,612	16.9
Construction	16,760	124.1
Consumer	(242)	(2.4)
Other commercial loans	206	0.3
Other agricultural loans	2,108	5.6
State & political subdivision loans	(3,312)	(3.2)
Total loans	$59,806	6.0

The Bank's lending efforts have historically focused on north central Pennsylvania and southern New York. The acquisition of FNB in 2015 expanded the focus into Lebanon, Lancaster, Schuylkill and Berks County markets in south central Pennsylvania. The opening of the Winfield office in 2016 and the acquisition of the State College branch in 2017 has increased our presence in the central Pennsylvania market. We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships our new lending teams have with their customers, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank's website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors. As of September 30, 2018, the Company had one industry specific loan concentration, within the dairy industry, totaling $153.5 million or 14.5% of total loans.
During the first nine months of 2018, the primary driver of growth in the loan portfolio continued to be commercial and agricultural real estate loans, some of which is in the construction phase, in both the central and south central Pennsylvania markets. We experienced some significant pay-offs of purchased participation loans in the second quarter, which while limiting our overall growth, provided funding for our organic loan growth that was focused on customer relationships. Commercial and agricultural loan demand is subject to significant competitive pressures, the yield curve, and the strengthening of the overall national, regional and local economies.
While the Bank lends to companies that service the exploration for natural gas in our market area, the Bank has not originated any loans to companies performing the actual drilling and exploration activities. Loans made by the Company are to service industry customers which include trucking companies, stone quarries and other support businesses. We also have originated loans to businesses and individuals for restaurants, hotels and apartment rentals that have been developed and expanded to meet the housing and living needs of the gas industry workers. Due to our understanding of the industry and its cyclical nature, the loans made for natural gas-related activities have been originated in accordance with specific policies and procedures for lending to these entities, which include more stringent loan to value thresholds, shortened amortization periods, and expansion of our monitoring of loan concentrations associated with this activity.
Residential real estate loans decreased slightly during the first nine months of 2018. Loan demand for conforming mortgages, which the Company typically sells on the secondary market has decreased in 2018 when compared to 2017. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which in management's judgment is adequate to absorb probable future loan losses inherent in the loan portfolio at the balance sheet date.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the nine months ended September 30, 2018 and for the years ended December 31, 2017, 2016, 2015 and 2014 (dollars in thousands):

	September 30,	December 31,
	2018	2017	2016	2015	2014
Balance
at beginning of period	$11,190	$8,886	$7,106	$6,815	$7,098
Charge-offs:
Real estate:
Residential	27	107	85	66	97
Commercial	25	41	100	84	516
Agricultural	-	30	-	-	-
Consumer	32	130	100	47	47
Other commercial loans	91	-	55	41	250
Other agricultural loans	50	5	-	-	-
Total loans charged-off	225	313	340	238	910
Recoveries:
Real estate:
Residential	70	-	-	-	-
Commercial	3	11	479	14	15
Agricultural	-	-	-	-	-
Consumer	26	49	88	33	27
Other commercial loans	19	16	33	2	-
Other agricultural loans	-	1	-	-	-
Total loans recovered	118	77	600	49	42

Net loans (recovered) charged-off	107	236	(260)	189	868
Provision charged to expense	1,300	2,540	1,520	480	585
Balance at end of year	$12,383	$11,190	$8,886	$7,106	$6,815

Loans outstanding at end of period	$1,060,331	$1,000,525	$799,611	$695,031	$554,105
Average loans outstanding, net	$1,034,661	$883,355	$725,881	$577,992	$540,541
Non-performing assets:
Non-accruing loans	$14,530	$10,171	$11,454	$6,531	$6,599
Accrual loans - 90 days or more past due	302	555	405	623	836
Total non-performing loans	$14,832	$10,726	$11,859	$7,154	$7,435
Foreclosed assets held for sale	628	1,119	1,036	1,354	1,792
Total non-performing assets	$15,460	$11,845	$12,895	$8,508	$9,227

Annualized net charge-offs to average loans	0.01%	0.03%	-0.04%	0.03%	0.16%
Allowance to total loans	1.17%	1.12%	1.11%	1.02%	1.23%
Allowance to total non-performing loans	83.49%	104.33%	74.93%	99.33%	91.66%
Non-performing loans as a percent of loans
net of unearned income	1.40%	1.07%	1.48%	1.03%	1.34%
Non-performing assets as a percent of loans
net of unearned income	1.46%	1.18%	1.61%	1.22%	1.67%

Management believes it uses the best information available when establishing the allowance for loan losses and that the allowance for loan losses is adequate as of September 30, 2018.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank's allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The allowance for loan losses was $12,383,000 or 1.17% of total loans as of September 30, 2018 as compared to $11,190,000 or 1.12% of loans as of December 31, 2017. The $1,193,000 increase in the allowance during the first nine months of 2018 is the result of a $1,300,000 provision and net charge-offs of $107,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category as of September 30, 2018 and December 31, 2017, 2016, 2015 and 2014 (dollars in thousands):

	September 30,		December 31
	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$1,052	20.1	$1,049	21.4	$1,064	25.9	$905	29.3	$878	33.5
Commercial	3,925	29.5	3,867	30.8	3,589	31.6	3,376	34.2	3,419	34.5
Agricultural	3,929	26.5	3,143	24.0	1,494	15.5	409	8.3	451	4.4
Construction	49	2.9	23	1.3	47	3.2	24	2.2	26	1.1
Consumer	123	0.9	124	1.0	122	1.4	102	1.7	84	1.5
Other commercial loans	1,219	6.8	1,272	7.2	1,327	7.3	1,183	8.2	1,007	8.6
Other agricultural loans	699	3.8	492	3.8	312	2.9	122	2.0	217	2.0
State & political subdivision loans	751	9.5	816	10.5	833	12.2	593	14.1	545	14.4
Unallocated	636	N/A	404	N/A	98	N/A	392	N/A	188	N/A
Total allowance for loan losses	$12,383	100.0	$11,190	100.0	$8,886	100.0	$7,106	100.0	$6,815	100.0

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank's allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate total 56.0% of the loan portfolio, 63.6% of the allowance is assigned to this segment of the loan portfolio as these loans have more inherent credit risk than residential real estate or loans to state and political subdivisions.

The following table identifies amounts of loans contractually past due 30 to 89 days and non-performing loans by loan category, as well as the change from December 31, 2017 to September 30, 2018 in non-performing loans(dollars in thousands). Non-performing loans include accruing loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	September 30, 2018				December 31, 2017
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days				30 - 89 Days
	Past Due	90 Days Past	Non-	Total Non-	Past Due	90 Days Past	Non-	Total Non-
(in thousands)	Accruing	Due Accruing	accrual	Performing	Accruing	Due Accruing	accrual	Performing
Real estate:
Residential	$739	$1	$1,349	$1,350	$1,550	$218	$1,386	$1,604
Commercial	1,536	300	6,445	6,745	1,519	162	5,192	5,354
Agricultural	-	-	3,259	3,259	242	30	175	205
Construction	-	-	-	-	-	-	133	133
Consumer	54	1	22	23	86	7	42	49
Other commercial loans	682	-	2,269	2,269	50	32	2,637	2,669
Other agricultural loans	116	-	1,186	1,186	42	106	606	712
Total nonperforming loans	$3,127	$302	$14,530	$14,832	$3,489	$555	$10,171	$10,726

	Change in Non-Performing Loans
	September 30, 2018 /December 31, 2017
(in thousands)	Amount	%
Real estate:
Residential	$(254)	(15.8)
Commercial	1,391	26.0
Agricultural	3,054	1,489.8
Construction	(133)	(100.0)
Consumer	(26)	(53.1)
Other commercial loans	(400)	(15.0)
Other agricultural loans	474	66.6
Total nonperforming loans	$4,106	38.3

For the nine months ended September 30, 2018, we recorded a provision for loan losses of $1,300,000, which compares to $1,740,000 for the same period in 2017. The decrease was primarily attributable to the loan growth experienced during 2018 being lower than the growth experienced during the comparable period of 2017. Non-performing loans increased $4.1 million or 38.3%, from December 31, 2017 to September 30, 2018, primarily due to two customer relationships. Approximately 67.2% of the Bank's non-performing loans at September 30, 2018 are associated with the following four customer relationships:

•
A commercial customer with a total loan relationship of $3.1 million, secured by undeveloped land, stone quarries and equipment, was on non-accrual status as of September 30, 2018. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer, who provides excavation services and stone for pad construction related to these activities. During 2017, the Company had the underlying collateral appraised. The appraisals indicated a decrease in collateral values compared to the appraisals ordered for the loan origination, however, the loan is still considered well secured on a loan to value basis. Management determined that no specific reserve was required as of September 30, 2018.

•
A commercial customer with a total loan relationship of $2.4 million, secured by residential rental properties, was on non-accrual status as of September 30, 2018. In the first quarter of 2011, the Company and borrower entered into a forbearance agreement to restructure the debt. In July of 2013, the customer filed for bankruptcy under Chapter 11 and a Trustee was appointed in January of 2014. In 2015, the Trustee decreased the loan payments below what was agreed to in the forbearance agreement. As a result of the decrease, the relationship has become more than 90 days past due. During 2016, the Company appraised the underlying collateral. The appraisals indicated a slight decrease in collateral values compared to the appraisals ordered for the loan origination, however, the loan is still considered well secured on a loan to value basis. We continue to monitor the bankruptcy proceedings to identify potential changes in the customer's operations and the impact these would have on the loan payments for our loans to the customer and the underlying collateral that supports these loans. As of September 30, 2018, there was no specific reserve for this relationship.

•
An agricultural customer with a total loan relationship of $2.8 million, secured by real estate, equipment and cattle, was on non-accrual status as of September 30, 2018. Included within these loans to this customer are $1,151,000 of loans which are subject to Farm Service Agency guarantees. Depressed milk prices have created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices, which is not assured, we will need to rely upon the collateral for repayment of interest and principal. As of September 30, 2018, there was a specific reserve of $238,000 for this relationship.

•
An agricultural customer with a total loan relationship of $1.6 million, secured by real estate, equipment and cattle, was on non-accrual status as of September 30, 2018. Included within these loans to this customer are $181,000 of loans which are subject to Farm Service Agency guarantees. Depressed milk prices have created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices, which is not assured, we expect we will need to rely upon the collateral for repayment of interest and principal. As of September 30, 2018, there was a specific reserve of $13,000 for this relationship.

Management of the Bank believes that the allowance for loan losses as of September 30, 2018 is adequate, which is based on the following factors:
•	Four loan relationships comprise 67.2% of the non-performing loan balance, which has approximately $250,000 of specific reserves as of September 30, 2018.
•
The Company has a history of low charge-offs, which continued in 2018 as the net charge-offs were .01% of average loans and only $107,000, which on an annualized basis is less than 2017's charge-offs of $236,000. In 2016, a net recovery was experienced as the result of recovering a loan that was partially charged off in 2014.

Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of September 30, 2018 and December 31, 2017, the cash surrender value of the life insurance was $27.3 million and $26.9 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations.  The amounts recorded as non-interest income totaled $161,000 and $166,000 for the three month periods ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, $467,000 and $499,000, respectively, was recorded in non-interest income. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers' credit ratings.

The Company agreements that were purchased directly from insurance companies are structured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the employee's beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB provide a fixed split-dollar benefit for the beneficiaries estate, which is dependent on several factors including whether the covered individual was a Director of FNB or an employee of FNB and their salary level. As of September 30, 2018 and December 31, 2017, included in other liabilities on the Consolidated Balance Sheet was a liability of $631,000 and $576,000, respectively, for the obligation under the split-dollar benefit agreements.

Premises and Equipment

Premises and equipment decreased $334,000 to $16.2 million as of September 30, 2018 from December 31, 2017. This occurred primarily as a result of normal depreciation expense recorded in the first nine months of 2018.

Deposits

The following table shows the composition of deposits as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30,		December 31,
	2018		2017
	Amount	%	Amount	%
Non-interest-bearing deposits	$173,379	14.8	$171,840	15.6
NOW accounts	327,808	27.9	337,307	30.5
Savings deposits	200,338	17.1	184,057	16.7
Money market deposit accounts	181,014	15.4	145,287	13.1
Certificates of deposit	292,304	24.8	266,452	24.1
Total	$1,174,843	100.0	$1,104,943	100.0

	September 30, 2018/
	December 31, 2017
	Change
	Amount	%
Non-interest-bearing deposits	$1,539	0.9
NOW accounts	(9,499)	(2.8)
Savings deposits	16,281	8.8
Money market deposit accounts	35,727	24.6
Certificates of deposit	25,852	9.7
Total	$69,900	6.3

Deposits increased $69.9 million since December 31, 2017. The increase in money market deposit accounts is attributable to municipal deposits, which increased approximately $33.7 million since year end. The increases are attributable to several new customers, as well as timing of local real estate tax collections. The increase in savings account balances is due to growth in our central and south central markets. The decrease in NOW accounts is primarily due to municipal customers moving money into money market deposit accounts. As a result of strategic initiatives, we have increased our focus and have enhanced our cash management services.

Certificates of deposits increased $25.9 million in 2018. This increase was due to issuing $20.0 million of brokered certificates of deposits in the third quarter of 2018. In addition, a municipality opened a $4.5 million certificate of deposit in the third quarter. The rates paid on certificates of deposits have increased in the first part of 2018 making them more attractive to customers who typically utilize certificate of deposits as a means of generating income or as a longer term investment option. The rates paid on certificates of deposit by the Company remain competitive with rates paid by our competition. As of September 30, 2018, the Bank had $20.0 million of brokered certificates of deposit outstanding.

Borrowed Funds

      Borrowed funds decreased $28.6 million during the first nine months of 2018. The decrease was the result of repaying $28.0 million of overnight advances from the FHLB and $1.0 million of long-term advances from the FHLB as a result of the deposit growth, which included the $20.0 million of brokered certificates of deposit, experienced in the third quarter of 2018. The Bank's current strategy for borrowings is to consider terms and structures to manage interest rate risk and liquidity in a potential rising interest rate environment. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

Stockholders' Equity

We evaluate stockholders' equity in relation to total assets and the risks associated with those assets.  The greater the capital resource, the more likely a corporation will meet its cash obligations and absorb unforeseen losses.  For these reasons, capital adequacy has been, and will continue to be, of paramount importance to the Company. As such, the Company has implemented policies and procedures to ensure that it has adequate capital levels. As part of this process, we routinely stress test our capital levels and identify potential risk and alternative sources of additional capital should the need arise.

Total stockholders' equity was $134.4 million at September 30, 2018 compared to $129.0 million at December 31, 2017, an increase of $5,389,000, or 4.2%.  Excluding accumulated other comprehensive loss, stockholders' equity increased $8.1 million, or 6.1%. The Company purchased 12,710 shares of treasury stock at a weighted average cost of $62.26 per share. The Company reissued 217 shares to certain employees as a reward for years of services at a weighted average cost of $62.47 per share. The Company awarded employees 4,869 shares of restricted stock at a weighted average cost of $62.91 per share during the first nine months of 2018. For the first nine months of 2018, the Company had net income of $13.5 million and declared cash dividends of $4.6 million, or $1.30 per share, representing a cash dividend payout ratio of 34.1%.

All of the Company's debt investment securities are classified as available-for-sale, making this portion of the Company's balance sheet more sensitive to the changing market value of investments. As a result of changes in the interest rate environment and the defined benefit plan obligations, accumulated other comprehensive loss decreased approximately $2.7 million from December 31, 2017.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios  of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2018 and December 31, 2017, that the Company and Bank meet all capital adequacy requirements to which they were subject at such dates.

As of September 30, 2018 and December 31, 2017, the Company and Bank were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company and Bank's computed risk‑based capital ratios are as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$137,977	13.40%	$82,386	8.00%	$102,983	10.00%
Bank	$131,830	12.81%	$82,343	8.00%	$102,929	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$125,429	12.18%	$61,790	6.00%	$82,386	8.00%
Bank	$119,282	11.59%	$61,757	6.00%	$82,343	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$117,929	11.45%	$46,342	4.50%	$66,939	6.50%
Bank	$119,282	11.59%	$46,318	4.50%	$66,904	6.50%
Tier 1 Capital (to Average Assets):
Company	$125,429	9.09%	$55,215	4.00%	$69,019	5.00%
Bank	$119,282	8.64%	$55,195	4.00%	$68,993	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$128,578	13.20%	$77,906	8.00%	$97,383	10.00%
Bank	$122,469	12.58%	$77,852	8.00%	$97,315	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$117,224	12.04%	$58,430	6.00%	$77,906	8.00%
Bank	$111,114	11.42%	$58,389	6.00%	$77,852	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$109,724	11.27%	$43,822	4.50%	$63,299	6.50%
Bank	$111,114	11.42%	$43,792	4.50%	$63,255	6.50%
Tier 1 Capital (to Average Assets):
Company	$117,224	9.18%	$51,085	4.00%	$63,857	5.00%
Bank	$111,114	8.71%	$51,023	4.00%	$63,778	5.00%

Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Commitments to extend credit	$197,057	$188,482
Standby letters of credit	16,012	15,244
	$213,069	$203,726

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at September 30, 2018 and December 31, 2017 was $9,451,000 and $9,335,000, respectively. The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first nine months of 2018 were $228,000 compared to $179,000 during the same time period in 2017.

Short-term debt from the FHLB supplements the Bank's availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $503.1 million, of which $101.3 million was outstanding via loans and letters of credits at September 30, 2018. Additionally, we have a Federal funds line totaling $10.0 million from a third party bank at market rates.  This line is not drawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $4.0 million, which also is not drawn upon as of September 30, 2018. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial Services, Inc. is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial Services, Inc.'s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank's Board of Directors does not exceed the total of:  (i) the Bank's net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At September 30, 2018, Citizens Financial Services, Inc. (on an unconsolidated basis) had liquid assets of $5.9 million.

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

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company's risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of September 30, 2018 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income

-200 Shock	$46,191	$(1,973)	(4.10)
-100 Shock	46,809	(1,355)	(2.81)
Base	48,164	-	-
+100 Shock	46,822	(1,342)	(2.79)
+200 Shock	45,218	(2,946)	(6.12)
+300 Shock	43,622	(4,542)	(9.43)
+400 Shock	42,058	(6,106)	(12.68)

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

(b) Changes to Internal Control over Financial Reporting

     There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

PART II ‑ OTHER INFORMATION

Item 1 ‑ Legal Proceedings

      Management is not aware of any pending or threatened litigation that would have a material adverse effect on the consolidated financial position of the Company.  Other than as disclosed in Note 11 of the accompanying consolidated financial statements, any other pending proceedings are ordinary, routine litigation incidental to the business of the Company and its subsidiary.  In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company and its subsidiary by government authorities.

Item 1A – Risk Factors

      In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1.A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. At September 30, 2018, the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

7/1/18 to 7/31/18	4	$61.50	4	80,757
8/1/18 to 8/31/18	-	$0.00	-	80,757
9/1/18 to 9/30/18	3,995	$62.20	3,995	76,762
Total	3,999	$62.20	3,999	76,762
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

Item 3 ‑ Defaults Upon Senior Securities

Not applicable.
Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 ‑ Other Information

None

Item 6 ‑ Exhibits

(a)  The following documents are filed as a part of this report:

3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended (1)
3.2	Bylaws of Citizens Financial Services, Inc. (2)
4.1	Form of Common Stock Certificate. (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101 **
The following materials from the Company's Quarterly Report on Form 10-Q for the period ended  September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Cash Flows (unaudited) and (v) related notes (unaudited).

(1)    Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, as filed with the Commission on August 9, 2018.
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

Citizens Financial Services, Inc.

November 8, 2018	By:	/s/ Randall E. Black
Randall E. Black
President and Chief Executive Officer (Principal Executive Officer)

November 8, 2018	By:	/s/ Mickey L. Jones
Mickey L. Jones
Chief Financial Officer (Principal Financial and Accounting Officer)