Form 10-K
period 2018-12-31
CITIZENS FINANCIAL SERVICES INC
filed 2019-03-07
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

■  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2018

or

□  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-13222

CITIZENS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	23-2265045
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
15 South Main Street, Mansfield, Pennsylvania	16933
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(570) 662-2121

Securities registered pursuant to Section 12(b) of the Act:	None

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
                ■

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:
Large accelerated filer  ☐                                                                                                                      Accelerated filer  ■
Non-accelerated filer  ☐                                                                                                                   Smaller reporting company  ■
Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended reporting transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the exchange act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
    □  Yes     ■  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $194,033,706 as of June 30, 2018.

As of February 25, 2019, there were 3,500,277 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference to the Registrant’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders.

Citizens Financial Services, Inc. Form 10-K INDEX
Page
PART I
ITEM 1 – BUSINESS	1 – 9
ITEM 1A – RISK FACTORS	9 – 16
ITEM 1B – UNRESOLVED STAFF COMMENTS	16
ITEM 2 – PROPERTIES	16
ITEM 3 – LEGAL PROCEEDINGS	16
ITEM 4 – MINE SAFETY DISCLOSURES	16
PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	17 – 18
ITEM 6 – SELECTED FINANCIAL DATA	19
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20 – 50
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	50
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	51 – 109
ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	110
ITEM 9A – CONTROLS AND PROCEDURES	110
ITEM 9B– OTHER INFORMATION	110
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	111
ITEM 11 – EXECUTIVE COMPENSATION	111
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	111 – 112
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	112
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES	112
PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	113 – 115
ITEM 16 – FORM 10-K SUMMARY	115

SIGNATURES	116

PART I

ITEM 1 – BUSINESS.
CITIZENS FINANCIAL SERVICES, INC.
Citizens Financial Services, Inc. (the “Company”), a Pennsylvania corporation, was incorporated on April 30, 1984 to be the holding company for First Citizens Community Bank (the “Bank”), a Pennsylvania-chartered bank and trust company. The Company is primarily engaged in the ownership and management of the Bank and the Bank’s wholly-owned insurance agency subsidiary, First Citizens Insurance Agency, Inc. We completed the acquisition of a branch in Centre County, Pennsylvania on December 8, 2017. On December 11, 2015, the Company completed the acquisition of The First National Bank of Fredericksburg (“FNB”) by merging FNB into the Bank, with the Bank as the resulting institution.
AVAILABLE INFORMATION
A copy of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current events reports on Form 8-K, and amendments to these reports, filed or furnished pursuant to Section 13(a) or 15(d)  of the Securities Exchange Act of 1934, as amended, are made available free of charge through the Company’s web site at www.firstcitizensbank.com as soon as reasonably practicable after such reports are filed with or furnished to  the Securities and Exchange Commission. Copies of the reports the Company files electronically with the Securities and Exchange Commission are also available through the Securities and Exchange Commission’s website at www.sec.gov. Information on our website shall not be considered as incorporated by reference into this Form 10-K.
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
The Bank’s main office is located at 15 South Main Street, Mansfield (Tioga County), Pennsylvania.  The Bank’s primary market area consists of the Pennsylvania Counties of Bradford, Clinton, Potter and Tioga in north central Pennsylvania.  It also includes Allegany, Steuben, Chemung and Tioga Counties in Southern New York.  With the completion of the FNB acquisition, the Bank added seven additional banking offices in south central Pennsylvania; four offices in Lebanon County, two offices in Schuylkill County, and one office in Berks County. During 2016, the Bank opened a full service branch in Lancaster County, Pennsylvania and a limited branch office in Union County, Pennsylvania. In 2017, the Bank opened a limited branch office in Lancaster County, which was closed in 2018. We have been approved and opened in February 2019, a full service branch in Lancaster County to replace the limited branch office that was closed in December 2018. We also purchased a full service branch in State College, Pennsylvania in 2017, which is located in Centre County, Pennsylvania. The economy of the Bank’s market areas are diversified and include manufacturing industries, wholesale and retail trade, service industries, agricultural and the production of natural resources of gas and timber.  We are dependent geographically upon the economic conditions in north central, central and south central Pennsylvania, as well as the southern tier of New York.  In addition to the main office in Mansfield, the Bank operates 26 full service offices after opening the newest branch in February 2019, and one limited branch office in its market areas.
As of December 31, 2018, the Bank had 238 full time employees and 36 part-time employees, resulting in 257 full time equivalent employees at our corporate offices and other banking locations.

COMPETITION
The banking industry in the Bank’s service area is intensely competitive, with competitors including local community banks, larger regional banks, and financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies, credit unions, mortgage banking firms, financial companies, financial affiliates of industrial companies, internet entities, and government sponsored agencies, such as Freddie Mac and Fannie Mae.  There has been an increase in competitive pressures as entities continue to seek loan growth and expand into new markets. In north central Pennsylvania there has been additional competition from brokerage firms and retirement fund management firms due to the wealth generated from the exploration for natural gas in the market area.  The Bank is generally competitive with all competing financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.
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
CURRENT CAPITAL REQUIREMENTS
Federal regulations require FDIC-insured depository institutions, including state-chartered, FRB-member banks, to meet several minimum capital standards.  These capital standards were effective January 1, 2015, and result from a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).
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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions by the institution and certain discretionary bonus payments to management if an institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented at 2.5% on January 1, 2019.
The FRB has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances.
As of December 31, 2018, we met all applicable capital adequacy requirements.
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
Under Pennsylvania law, the Bank may only declare and pay dividends from its accumulated net earnings.  In addition, the Bank may not declare and pay dividends from the surplus funds that Pennsylvania law requires that it maintain.  Under these policies and subject to the restrictions applicable to the Bank, the Bank could have declared, during 2018, without prior regulatory approval, aggregate dividends of approximately $12.4 million, plus net profits earned to the date of such dividend declaration.
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
FEDERAL RESERVE SYSTEM
Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily NOW and regular checking accounts). For 2019, the Bank is required to maintain average daily reserves equal to 3% on aggregate transaction accounts of up to and including $124.2 million, plus 10% on the remainder, and the first $16.3 million of otherwise reservable balances will be exempt. These reserve requirements are subject to annual adjustment by the FRB.  The Bank is in compliance with the foregoing requirements.
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
OTHER REGULATIONS
Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.  The Bank’s operations are also subject to federal and state laws applicable to credit transactions, such as the:

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

The Bank’s operations also are subject to the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•
The USA PATRIOT Act, which requires banks operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

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
The Company is exempt from the FRB’s consolidated capital adequacy guidelines for bank holding companies because the Company’s consolidated assets are less than $3.0 billion.  The FRB consolidated capital adequacy guidelines are at least as stringent as those required for the subsidiary depository institutions.
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
ACQUISITION OF THE HOLDING COMPANY
Under the Change in Bank Control Act (the “CIBCA”), a federal statute, a notice must be submitted to the FRB if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company’s shares of outstanding common stock, unless the FRB has found that the acquisition will not result in a change in control of the Company. Under the CIBCA, the FRB generally has 60 days within which to act on such notices, taking into consideration certain factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by the Company and the Bank, and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the FRB before it may obtain “control” of the Company within the meaning of the BHCA. Control generally is defined to mean the ownership or power to vote 25% or more of any class of voting securities of the Company or the ability to control in any manner the election of a majority of the Company’s directors. An existing bank holding company would be required to obtain the FRB’s prior approval under the BHCA before acquiring more than 5% of the Company’s voting stock.
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
Changes in interest rates also affect the value of the Bank’s interest-earning assets, and in particular the Bank’s securities portfolio.  Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates.  Unrealized gains and losses on securities available for sale are reported as a separate component of shareholder equity, net of tax, while unrealized gains and losses on equity securities directly impact earnings.  Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on shareholders’ equity or net income.
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

Our allowance for loan losses amounted to $12.9 million, or 1.19% of total loans outstanding and 93.4% of nonperforming loans, at December 31, 2018. Our allowance for loan losses at December 31, 2018 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at December 31, 2018 we had a total of 49 loan relationships with outstanding balances that exceeded $3.0 million, 48 of which were performing according to their original terms. These loans represent approximately 24.4% of our entire outstanding loan portfolio as of December 31, 2018 and the deterioration of one or more of these loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets.  The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. The implementation of this standard may result in significant changes to the balance in the allowance for loan losses and may results in significant costs being expended to implement.
Our emphasis on commercial real estate, agricultural real estate, construction and municipal lending may expose us to increased lending risks.
At December 31, 2018, we had $319.3 million in loans secured by commercial real estate, $284.5 million in agricultural real estate loans, $33.9 million in construction loans and $102.7 million in municipal loans. Commercial real estate loans, agricultural real estate, construction and municipal loans represented 29.5%, 26.3%, 3.1% and 9.5%, respectively, of our loan portfolio.  At December 31, 2018, we had $9.2 million of reserves specifically allocated to these loan types.  While commercial real estate, agricultural real estate, construction and municipal loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans. We monitor loan concentrations on an individual relationship and industry wide basis to monitor the amount of risk we have in our loan portfolio.
Agricultural loans are dependent for repayment on the successful operation and management of the farm property, the health of the agricultural industry broadly, and on the location of the borrower in particular, and other factors outside of the borrower’s control.

At December 31, 2018, our agricultural loans, consisting primarily of agricultural real estate loans and other agricultural loans were $326.7 million representing 30.2% of our total loan portfolio. The primary activities of our agricultural customers include dairy and beef farms, poultry and swine operations, crops and support businesses.  Agricultural markets are highly sensitive to real and perceived changes in the supply and demand of agricultural products. Weaker prices, could reduce the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land, animals and equipment that serves as collateral for certain of our loans. At December 31, 2018, the Company had a loan concentration to the dairy industry as loans to this industry totaled $154,344,000, or 14.3% of total loans.
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

•	access to technology and the successful implementation of production technologies; and
•	changes in the general economy that could affect the availability of off-farm sources of income and prices of real estate for borrowers.
•	Disruptions in the dairy supply chain as retailers opens plants that allow them to process and bottle milk
Lower prices for agricultural products may cause farm revenues to decline and farm operators may be unable to reduce expenses as quickly as their revenues decline. In addition, many farms are dependent on a limited number of key individuals whose injury or death could significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. Consequently, agricultural loans may involve a greater degree of risk than residential mortgage lending, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale) or perishable assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value.
Loan participations comprise a portion of our loan portfolio and a decline in loan participation volume could hurt profits and slow loan growth.
We have actively engaged in loan participations whereby we are invited to participate in loans, primarily commercial real estate and municipal loans, originated by another financial institution known as the lead lender.  We have participated with other financial institutions in both our primary markets and out of market areas. We underwrite any loan we participate in as if we are originating the loan. The primary difference is that financial information is received from the participating financial institution and not the borrower. The loans we participate in totaled $67.1 million, $84.7 million, and $86.7 million at December 31, 2018, 2017 and 2016, respectively. As a percent of total loans, participation purchased loans were 6.2%, 8.5% and 10.8% as of December 31, 2018, 2017 and 2016. Our profits and loan growth could be significantly and adversely affected if the volume of loan participations would materially decrease, whether because loan demand declines, loan payoffs, lead lenders may come to perceive us as a potential competitor in their respective market areas, or otherwise.

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.
We review our investment securities portfolio monthly and at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2018, our investment portfolio included available for sale investment securities with an amortized cost of $242.2 million and a fair value of $241.0 million, which included unrealized losses on 110 securities totaling $1,984,000.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.
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
As a result of the acquisition of FNB, the Bank acquired a portfolio of loans sold to the FHLB, which were sold under the Mortgage Partnership Finance Program ("MPF"). While the Bank was not an active participant in the MPF program in 2018, we continue to evaluate the program to see if it would be beneficial to our customers and our performance. The MPF portfolio balance was $24,853,000 at December 31, 2018. The FHLB maintains a first-loss position for the MPF portfolio that totals $133,000. Should the FHLB exhaust its first-loss position, recourse to the Bank's credit enhancement would be up to the next $856,000 of losses. The Bank has not experienced any losses for the MPF portfolio.
The Company’s financial condition and results of operations are dependent on the economy in the Bank’s market area.
The Bank’s primary market area consists of the Pennsylvania Counties of Bradford, Clinton, Potter, and Tioga in north central Pennsylvania, Lebanon, Schuylkill, Berks and Lancaster in south central, Pennsylvania  and Allegany, Steuben, Chemung and Tioga Counties in southern New York.  With the acquisition of the State College branch in December 2017, we consider Centre County to be a primary market going forward. As of December 31, 2018, management estimates that approximately 87.9% of deposits and 64.9% of loans came from households whose primary address is located in the Bank’s primary market areas.  Because of the Bank’s concentration of business activities in its market area, the Company’s financial condition and results of operations depend upon economic conditions in its market areas.  Adverse economic conditions in our market areas could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.  Conditions such as inflation, recession, unemployment, high interest rates and short money supply and other factors beyond our control may adversely affect our profitability.  We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the States of Pennsylvania and New York could adversely affect the value of our assets, revenues, results of operations and financial condition.  Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

A return of recessionary conditions or further volatility in markets could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.
Although the U.S. economy is not currently in a recession, economic growth has been uneven, and while the unemployment rate remains low, there is still an elevated level of people out of the workforce and the markets have been very volatile. A return to prolonged deteriorating economic conditions and/or negative developments or further volatility in the domestic and international credit and equity markets could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. These events may cause us to incur losses and may adversely affect our financial condition and results of operations.
We may fail to realize all of the anticipated benefits of entering new markets.
With the FNB acquisition in 2015, the hiring of additional agricultural lending teams in 2016 and the State College branch acquisition in 2017, the Company entered into new banking market areas.  The success of entering these new markets will depend upon, in part, the Company’s ability to realize the anticipated benefits and cost savings from combining the businesses of the Company and the acquisition, as well as organically growing loans and deposits.  To realize these anticipated benefits and cost savings, the businesses and individuals must be successfully combined and operated.  If the Company is not able to achieve these objectives, the anticipated benefits, including growth and cost savings related to the combined businesses, may not be realized at all or may take longer to realize than expected.  If the Company fails to realize the anticipated benefits of the acquisitions and the new employee hiring’s, the Company’s results of operations could be adversely affected.
Regulation of the financial services industry is significant, and future legislation could increase our cost of doing business or harm our competitive position.
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
The Bank faces intense competition both in making loans and attracting deposits.  This competition has made it more difficult for the Bank to make new loans and at times has forced the Bank to offer higher deposit rates.  Price competition for loans and deposits might result in the Bank earning less on loans and paying more on deposits, which would reduce net interest income.  Competition also makes it more difficult to increase the volume of our loan and deposit portfolios.  As of June 30, 2018, which is the most recent date for which information is available, we held 35.4% of the FDIC insured deposits in Bradford, Potter and Tioga Counties, Pennsylvania, which was the largest share of deposits out of eight financial institutions with offices in the area, and 6.4% of the FDIC insured deposits in Allegany County, New York, which was the fourth largest share of deposits out of five financial institutions with offices in this area. As of June 30, 2018, we held 7.3% of the deposits in Lebanon County, Pennsylvania, which was the fifth largest share out of the 11 financial institutions with offices in the County. Our offices in Centre, Clinton, Berks, Lancaster and Schuylkill Counties all have less than 3% of the deposits of the corresponding County. This data does not include deposits held by credit unions. Competition also makes it more difficult to hire and retain experienced employees.  Some of the institutions with which the Bank competes have substantially greater resources and lending limits than the Bank has and may offer services that the Bank does not provide.  Management expects competition to increase in the future as a result of legislative, regulatory and technological changes (fintech) and the continuing trend of consolidation in the financial services industry.  The Bank’s profitability depends upon its continued ability to compete successfully in its market area.
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
Our goodwill could become impaired in the future. If goodwill were to become impaired, it could limit the ability of the Bank to pay dividends to the Company, adversely impacting the Company’s liquidity and ability to pay dividends. The most significant assumptions affecting our goodwill impairment evaluation are variables including the market price of our Common Stock, projections of earnings, and the control premium above our current stock price that an acquirer would pay to obtain control of us. We are required to test goodwill for impairment at least annually or when impairment indicators are present. If an impairment determination is made in a future reporting period, our earnings and book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our Common Stock, or our regulatory capital levels, but such an impairment loss could significantly reduce the Bank’s earnings and thereby restrict the Bank's ability to make dividend payments to us without prior regulatory approval, because Federal Reserve policy states the bank holding company dividends should be paid from current earnings. At December 31, 2018, the book value of our goodwill was $23.3 million, all of which was recorded at the Bank.

ITEM 1B – UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2 – PROPERTIES.
The headquarters of the Company and Bank are located at 15 South Main Street, Mansfield, Pennsylvania. The building contains the central offices of the Company and Bank. Our bank owns twenty one banking facilities and leases eight other facilities, including one to be opened in the first quarter of 2019. All buildings owned by the Bank are free of any liens or encumbrances.
The net book value of owned banking facilities and leasehold improvements totaled $15,218,000 as of December 31, 2018.  The properties are adequate to meet the needs of the employees and customers. We have equipped all of our facilities with current technological improvements for data processing.

ITEM 3 - LEGAL PROCEEDINGS.
Management is not aware of any pending or threatened litigation that would have a material adverse effect on the consolidated financial position of the Company.  Other than as disclosed in Note 16 of the accompanying consolidated financial statements, any other pending proceedings are ordinary, routine litigation incidental to the business of the Company and its subsidiary.  In addition, no material proceedings are pending or are known to be threatened or contemplated against the Company and its subsidiary by government authorities.

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The Company's stock is not listed on any stock exchange, but it is quoted on the OTC Pink Market under the trading symbol CZFS.  Prices presented in the table below are bid prices between broker-dealers published by the OTC Pink Market and the Pink Sheets Electronic Quotation Service.  The prices do not include retail markups or markdowns or any commission to the broker-dealer.  The bid prices do not necessarily reflect prices in actual transactions.  For 2018 and 2017, cash dividends were declared on a quarterly basis and are summarized in the table below:
			Dividends			Dividends
	2018		declared	2017		declared
	High	Low	per share	High	Low	per share
First quarter	$62.38	$61.25	$0.435	$50.29	$48.29	$0.425
Second quarter	62.75	61.49	0.435	53.50	50.10	0.425
Third quarter	63.25	61.75	0.440	57.00	52.65	0.430
Fourth quarter	62.60	55.12	0.440	62.51	57.05	0.430
The Company has paid dividends since April 30, 1984, the effective date of our formation as a bank holding company. The Company's Board of Directors expects that comparable cash dividends will continue to be paid by the Company in the future; however, future dividends necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors in existence at the time the Board of Directors considers a dividend distribution. Cash available for dividend distributions to stockholders of the Company comes primarily from dividends paid to the Company by the Bank. Therefore, restrictions on the ability of the Bank to make dividend payments are directly applicable to the Company.  Under the Pennsylvania Business Corporation Law of 1988, the Company may pay dividends only if, after payment, the Company would be able to pay debts as they become due in the usual course of our business and total assets will be greater than the sum of total liabilities.  These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions. Also see “Supervision and Regulation – Regulatory Restrictions on Bank Dividends,” “Supervision and Regulation – Holding Company Regulation,” and “Note 15 – Regulatory Matters” to the consolidated financial statements.
As of February 25, 2019, the Company had 1,769 stockholders of record.  The computation of stockholders of record excludes investors whose shares were held for them by a bank or broker at that date. The following table presents information regarding the Company’s stock repurchases during the three months ended December 31, 2018:
Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

10/1/18 to 10/31/18	2,000	$61.75	2,000	74,762
11/1/18 to 11/30/18	3,883	$61.56	3,883	70,879
12/1/18 to 12/31/18	350	$60.50	350	70,529
Total	6,233	$61.56	6,233	70,529
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

Set forth below is a line graph comparing the yearly dollar changes in the cumulative shareholder return on the Company’s common stock against the cumulative total return of the S&P 500 Stock index, SNL Mid-Atlantic Bank Index, SNL Bank $1 Billion to $5 Billion index and SNL Bank $500 Million to $1 Billion index for the period of seven fiscal years assuming the investment of $100.00 on December 31, 2011 and assuming the reinvestment of dividends. The $1 Billion to $5 Billion index was added to the chart in 2015 due to the Company exceeding $1.0 billion in assets in December of 2015 as a result of the FNB acquisition. The shareholder return shown on the graph below is not necessarily indicative of future performance and was obtained from SNL Financial LC, Charlottesville, VA.

Total Return Performance
350
300
250
200
150
100
50
Index Value
Citizens Financial Services, Inc.
S&P 500
SNL Mid-Atlantic Bank
SNL Bank $1B-$5B
SNL Bank $500M-$1B
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Citizens Financial Services, Inc.	100	130.88	176.92	184.81	174.87	197.56	254.13	232.79
S&P 500	100	116.00	153.57	174.60	177.01	198.18	241.45	230.86
SNL Mid-Atlantic Bank	100	133.96	180.57	196.72	204.10	259.43	317.95	271.67
SNL Bank $1B-$5B	100	123.31	179.31	187.48	209.86	301.92	321.88	282.00
SNL Bank $500M-$1B	100	128.21	166.25	182.39	205.86	277.96	339.11	327.31

ITEM 6 - SELECTED FINANCIAL DATA.
The following table sets forth certain financial data as of and for each of the years in the five year period ended December 31, 2018:
(in thousands, except per share data)	2018	2017	2016	2015	2014
Interest and dividend income	$56,758	$48,093	$43,005	$35,653	$35,291
Interest expense	9,574	5,839	5,041	4,820	4,953
Net interest income	47,184	42,254	37,964	30,833	30,338
Provision for loan losses	1,925	2,540	1,520	480	585
Net interest income after provision
for loan losses	45,259	39,714	36,444	30,353	29,753
Non-interest income	7,754	7,621	7,644	6,994	6,740
Investment securities gains (losses), net	(19)	1,035	255	429	616
Non-interest expenses	31,557	29,314	28,671	23,429	20,165
Income before provision for income taxes	21,437	19,056	15,672	14,347	16,944
Provision for income taxes	3,403	6,031	3,034	2,721	3,559
Net income	$18,034	$13,025	$12,638	$11,626	$13,385

Per share data:
Net income - Basic (1)	$5.14	$3.70	$3.57	$3.56	$4.09
Net income - Diluted (1)	5.14	3.70	3.57	3.56	4.09
Cash dividends declared (1)	1.74	1.65	1.57	1.61	2.02
Stock dividend	1%	5%	1%	0%	1%
Book value (1) (2)	40.85	37.60	35.42	33.63	30.49

End of Period Balances:
Total assets	$1,430,712	$1,361,886	$1,223,018	$1,162,984	$925,048
Available for sale securities	241,010	254,782	314,017	359,737	306,146
Loans	1,081,883	1,000,525	799,611	695,031	554,105
Allowance for loan losses	12,884	11,190	8,886	7,106	6,815
Total deposits	1,185,156	1,104,943	1,005,503	988,031	773,933
Total borrowings	91,194	114,664	79,662	41,631	41,799
Stockholders' equity	139,229	129,011	123,268	119,760	100,528

Key Ratios:
Return on assets (net income to average total assets)	1.29%	1.03%	1.06%	1.22%	1.48%
Return on equity (net income to average total equity)	13.00%	10.04%	10.24%	11.20%	13.73%
Equity to asset ratio (average equity to average total assets,
excluding other comprehensive income)	9.90%	10.31%	10.35%	10.91%	10.74%
Net interest margin (tax equivalent)	3.66%	3.80%	3.68%	3.76%	3.84%
Efficiency (3)	55.04%	54.82%	57.97%	54.50%	48.61%
Dividend payout ratio (dividends declared divided
by net income)	34.08%	44.97%	44.12%	46.00%	49.32%
Tier 1 leverage	9.15%	9.18%	9.46%	11.01%	10.99%
Common equity risk based capital	11.47%	11.27%	12.89%	14.14%	N/A
Tier 1 risk-based capital	12.18%	12.04%	13.81%	15.20%	17.30%
Total risk-based capital	13.42%	13.21%	14.93%	16.23%	18.55%
Nonperforming assets/total loans	1.33%	1.18%	1.61%	1.22%	1.67%
Nonperforming loans/total loans	1.27%	1.07%	1.48%	1.03%	1.34%
Allowance for loan losses/total loans	1.19%	1.12%	1.11%	1.02%	1.23%
Net (recoveries) charge-offs/average loans	0.02%	0.03%	(0.04%)	0.03%	0.16%

(1) Amounts were adjusted to reflect stock dividends.
(2) Calculation excludes accumulated other comprehensive income.
(3) Noninterest expenses to tax adjusted net interest income and non-interest income, excluding security gains.

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

•	The agricultural economy is subject to extreme swings in both the costs of resources and the prices received from the sale of products, which could negatively impact certain of our customers.
•	Loan concentrations in certain industries could negatively impact our results, if financial results or economic conditions deteriorate.
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

INTRODUCTION
The following is management’s discussion and analysis of the significant changes in financial condition, the results of operations, capital resources and liquidity presented in the accompanying consolidated financial statements for the Company. The Company’s consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes. Except as noted, tabular information is presented in thousands of dollars.
The Company currently engages in the general business of banking throughout our service area of Bradford, Tioga, Clinton, Potter and Centre counties in north central Pennsylvania, Lebanon, Berks, Schuylkill and Lancaster counties in south central Pennsylvania and Allegany County in southern New York. We also have a limited branch office in Union county, Pennsylvania, which primarily serves agricultural customers in the central Pennsylvania market. We maintain our main office in Mansfield, Pennsylvania. Presently we operate 29 banking facilities, 28 of which operate as bank branches.  In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy, State College and three branches near the city of Lebanon, Pennsylvania. We also have a limited branch office in Winfield, Pennsylvania. In New York, our office is in Wellsville.  In February of 2019, we opened a full service branch in Fivepointville, Pennsylvania.
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

Readers should carefully review the risk factors described in other documents the Company files with the SEC, including the annual reports on Form 10-K, the quarterly reports on Form 10-Q and any current reports on Form 8-K filed by us.
TRUST AND INVESTMENT SERVICES; OIL AND GAS SERVICES
Our Investment and Trust Division is committed to helping our customers meet their financial goals.  The Trust Division offers professional trust administration, investment management services, estate planning and administration, custody of securities and individual retirement accounts. In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Bank in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Bank. As of December 31, 2018 and 2017, assets owned and invested by customers of the Bank through the Bank’s investment representatives totaled $178.5 million and $156.0 million, respectively.  Additionally, as summarized in the table below, the Trust Department had assets under management as of December 31, 2018 and 2017 of $117.6 million and $122.7 million, respectively. During the year, we opened $10.3 million of new trust accounts and had $6.5 million of accounts closed.  As a result of market fluctuations, the market value of the trust accounts decreased approximately $9.0 million.
(market values - in thousands)	2018	2017
INVESTMENTS:
Bonds	$17,559	$18,672
Stock	16,372	18,957
Savings and Money Market Funds	16,100	13,076
Mutual Funds	60,847	67,027
Mineral interests	4,500	3,885
Mortgages	1,082	343
Real Estate	839	513
Miscellaneous	279	238
Cash	9	9
TOTAL	$117,587	$122,720
ACCOUNTS:
Trusts	30,736	28,714
Guardianships	2,347	748
Employee Benefits	51,907	57,035
Investment Management	32,595	36,221
Custodial	2	2
TOTAL	$117,587	$122,720
Our financial consultants offer full service brokerage and financial planning services throughout the Bank’s market areas.  Appointments can be made at any Bank branch.  Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.
RESULTS OF OPERATIONS
Net income for the year ended December 31, 2018 was $18,034,000, which represents an increase of $5,009,000, or 38.5%, when compared to the 2017 related period.  Net income for the year ended December 31, 2017 was $13,025,000, which represents an increase of $387,000, or 3.1%, when compared to the 2016 related period.  Basic and diluted earnings per share were $5.14, $3.70 and $3.57 for the years ended 2018, 2017 and 2016, respectively.
Net income is influenced by five key components: net interest income, provision for loan losses, non-interest income, non-interest expenses, and the provision for income taxes.

Net Interest Income
The most significant source of revenue is net interest income; the amount by which interest earned on interest-earning assets exceeds interest paid on interest-bearing liabilities.  Factors that influence net interest income are changes in volume of interest-earning assets and interest-bearing liabilities as well as changes in the associated interest rates.
The following table sets forth our Company’s average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created. It should be noted that the acquisition of the State College branch, which closed on December 8, 2017, impacted the average balances and rates for 2018 and had an immaterial impact on the average balance and interest rates for 2017:

Analysis of Average Balances and Interest Rates
	2018			2017			2016
	Average		Average	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	8,929	20	0.22	8,790	15	0.17	22,726	82	0.36
Total short-term investments	8,929	20	0.22	8,790	15	0.17	22,726	82	0.36
Interest bearing time deposits at banks	12,734	299	2.35	8,346	171	2.05	7,232	139	1.92
Investment securities:
Taxable	191,991	4,237	2.21	194,716	3,366	1.73	254,673	3,971	1.56
Tax-exempt (3)	64,728	2,208	3.41	84,235	3,657	4.34	99,689	4,499	4.51
Total investment securities	256,719	6,445	2.51	278,951	7,023	2.52	354,362	8,470	2.39
Loans (2)(3)(4):
Residential mortgage loans	214,458	11,205	5.22	206,321	10,660	5.17	204,278	10,749	5.26
Construction loans	25,698	1,235	4.80	24,299	1,040	4.28	15,242	752	4.93
Commercial loans	388,037	20,611	5.31	329,767	17,525	5.31	302,717	16,163	5.34
Agricultural loans	305,003	13,638	4.47	214,200	9,251	4.32	91,279	4,374	4.79
Loans to state & political subdivisions	101,496	3,759	3.70	98,427	4,146	4.21	101,329	4,278	4.22
Other loans	9,558	737	7.71	10,341	823	7.96	11,036	916	8.30
Loans, net of discount	1,044,250	51,185	4.90	883,355	43,445	4.92	725,881	37,232	5.13
Total interest-earning assets	1,322,632	57,949	4.38	1,179,442	50,654	4.29	1,110,201	45,923	4.14
Cash and due from banks	6,807			6,774			7,357
Bank premises and equipment	16,338			16,799			17,218
Other assets	54,722			55,910			57,604
Total non-interest earning assets	77,867			79,483			82,179
Total assets	1,400,499			1,258,925			1,192,380
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	326,040	1,642	0.50	323,105	1,139	0.35	301,681	917	0.30
Savings accounts	192,727	323	0.17	179,557	191	0.11	172,182	184	0.11
Money market accounts	164,916	1,618	0.98	127,888	650	0.51	118,486	523	0.44
Certificates of deposit	276,213	3,327	1.20	261,758	2,645	1.01	271,117	2,623	0.97
Total interest-bearing deposits	959,896	6,910	0.72	892,308	4,625	0.52	863,466	4,247	0.49
Other borrowed funds	117,912	2,664	2.26	68,536	1,214	1.77	47,004	794	1.69
Total interest-bearing liabilities	1,077,808	9,574	0.89	960,844	5,839	0.61	910,470	5,041	0.55
Demand deposits	171,353			153,523			145,968
Other liabilities	12,647			14,802			12,524
Total non-interest-bearing liabilities	184,000			168,325			158,492
Stockholders' equity	138,691			129,756			123,418
Total liabilities & stockholders' equity	1,400,499			1,258,925			1,192,380
Net interest income		48,375			44,815			40,882
Net interest spread (5)			3.49%			3.68%			3.59%
Net interest income as a percentage
of average interest-earning assets			3.66%			3.80%			3.68%
Ratio of interest-earning assets
to interest-bearing liabilities			1.23			1.23			1.22

(1) Averages are based on daily averages.
(2) Includes loan origination and commitment fees.
(3) Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21% for 2018 and 34% for 2017 and 2016.
(4) Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
Tax exempt interest revenue is shown on a tax-equivalent basis for proper comparison using a statutory, federal income tax rate of 21% for 2018 and 34% for 2017 and 2016, which is the Bank’s federal income tax rate for those years.

For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Federal statutory rate for the corresponding year. Accordingly, tax equivalent adjustments for investments and loans have been made accordingly to the previous table for the years ended December 31, 2018, 2017 and 2016, respectively (in thousands):
	2018	2017	2016
Interest and dividend income from investment securities,
interest bearing time deposits and short-term investments (non-tax adjusted)	$6,300	$5,966	$7,161
Tax equivalent adjustment	464	1,243	1,530
Interest and dividend income from investment securities,
interest bearing time deposits and short-term investments (tax equivalent basis)	$6,764	$7,209	$8,691

	2018	2017	2016
Interest and fees on loans (non-tax adjusted)	$50,458	$42,127	$35,844
Tax equivalent adjustment	727	1,318	1,388
Interest and fees on loans (tax equivalent basis)	$51,185	$43,445	$37,232

	2018	2017	2016
Total interest income	$56,758	$48,093	$43,005
Total interest expense	9,574	5,839	5,041
Net interest income	47,184	42,254	37,964
Total tax equivalent adjustment	1,191	2,561	2,918
Net interest income (tax equivalent basis)	$48,375	$44,815	$40,882

The following table shows the tax-equivalent effect of changes in volume and rates on interest income and expense (in thousands):

Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis
	2018 vs. 2017 (1)			2017 vs. 2016 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$-	$5	$5	$(36)	$(31)	$(67)
Interest bearing time deposits at banks	100	28	128	23	9	32
Investment securities:
Taxable	(46)	917	871	(1,121)	516	(605)
Tax-exempt	(752)	(697)	(1,449)	(677)	(165)	(842)
Total investment securities	(798)	220	(578)	(1,798)	351	(1,447)
Total investment income	(698)	253	(445)	(1,811)	329	(1,482)
Loans:
Residential mortgage loans	424	121	545	110	(199)	(89)
Construction loans	63	132	195	371	(83)	288
Commercial Loans	3,095	(9)	3,086	1,437	(75)	1,362
Agricultural Loans	4,049	338	4,387	5,263	(386)	4,877
Loans to state & political subdivisions	136	(523)	(387)	(122)	(10)	(132)
Other loans	(62)	(24)	(86)	(56)	(37)	(93)
Total loans, net of discount	7,705	35	7,740	7,003	(790)	6,213
Total Interest Income	7,007	288	7,295	5,192	(461)	4,731
Interest Expense:
Interest-bearing deposits:
NOW accounts	11	492	503	69	153	222
Savings accounts	15	117	132	8	(1)	7
Money Market accounts	229	739	968	44	83	127
Certificates of deposit	152	530	682	(78)	100	22
Total interest-bearing deposits	407	1,878	2,285	43	335	378
Other borrowed funds	1,049	401	1,450	379	41	420
Total interest expense	1,456	2,279	3,735	422	376	798
Net interest income	$5,551	$(1,991)	$3,560	$4,770	$(837)	$3,933

(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

2018 vs. 2017
Tax equivalent net interest income for 2018 was $48,375,000 compared to $44,815,000 for 2017, an increase of $3,560,000 or 7.9%. Total interest income increased $7,295,000, as loan interest income increased $7,740,000, while total investment income decreased $445,000. Interest expense increased $3,735,000 from 2017.
Total tax equivalent interest income from investment securities decreased $578,000 in 2018 from 2017. The average balance of investment securities decreased $22.2 million, which had an effect of decreasing interest income by $798,000 due to volume. The majority of the decrease in volume was in tax-exempt securities, which experienced a decrease in the average balance of $19.5 million. The average tax-effected yield on our investment portfolio decreased from 2.52% in 2017 to 2.51% in 2018. The decrease in the tax-effected yield is attributable to change in tax rates between 2017 and 2018. If the same tax rate was utilized for both 2017 and 2018, the tax-effected yields in 2018 would have exceeded 2017. As a result of yield on taxable securities increasing 48 bps to 2.21%, interest income on investment securities increased $220,000. The primary driver of the decrease in the average balance of investments securities is attributable to the decision to fund a portion of our loan growth through the cashflows of the investment portfolio. As a result of the change in tax rates, yields on municipal securities were not as attractive as yields on taxable securities and as such, the tax exempt portfolio was utilized to fund the loan growth. The increase in yield on taxable securities is attributable to the Federal Reserve raising interest rates during 2017 and 2018. Investment purchases in 2018 focused on adding additional duration through longer term bonds to improve the portfolio performance. We continually monitor interest rate trading ranges and focus purchases to times when rates are in the top third of the trading range. The Bank believes its investment strategy has appropriately mitigated its interest rate risk exposure if rates continue to rise, while providing sufficient cashflows.
In total, loan interest income increased $7,740,000 in 2018 from 2017.  The average balance of our loan portfolio increased by $160.9 million in 2018 compared to 2017, which resulted in an increase in interest income of $7,705,000 due to volume.  The increase in the average balance of loans was driven by the acquisition of the State College branch in December of 2017 and growth in our central and south central Pennsylvania markets as a result of our lending teams hired in 2016.
•
Interest income on residential mortgage loans increased $545,000. The average balance of residential mortgage loans increased $8.1 million, primarily due to the State College branch acquisition, resulting in an increase of $424,000 due to volume. The change due to rate was an increase of $121,000 as the average yield on residential mortgages increased from 5.17% in 2017 to 5.22% in 2018.

•
The average balance of construction loans increased $1.4 million from 2017 to 2018, which resulted in an increase of $63,000 in interest income. Additionally, the average yield on construction loans increased from 4.28% to 4.80%, which correlated to a $132,000 increase in interest income.

•
Interest income on commercial loans increased $3,086,000 from 2017 to 2018.  The increase in the average balance of commercial loans of $58.3 million is attributable to the acquisition of the State College branch and organic growth in the central and south central markets. The acquisition of the State College branch provided us with a new expanding market. Our lenders have been able to attract and retain previous loan relationships, and the market upheaval created by several bank mergers in the Lebanon and Lancaster markets, has continued to result in commercial loan growth for us.  The increase in the average balance of these loans resulted in an increase in interest income due to volume of $3,095,000.  We believe our lenders are adept at customizing and structuring loans to customers that meet their needs and satisfy our commitment to credit quality. In many cases, the Bank works with the Small Business Administration (SBA) guaranteed loan programs to offset risk and to further promote economic growth in our market area.

•
Interest income on agricultural loans increased $4,387,000 from 2017 to 2018.  The increase in the average balance of agricultural loans of $90.8 million is primarily attributable to the lenders hired to serve the central and south central markets. The increase in the average balance of these loans resulted in an increase in interest income due to volume of $4,049,000.  The average yield on agricultural loans increased from 4.32% in 2017 to 4.47% in 2018 due to a general increase in rates, resulting in an increase in interest income due to rate of $338,000. We believe our lenders are adept at customizing and structuring loans to customers that meet their needs and satisfy our commitment to credit quality. In many cases, the Bank works with the United States Department of Agriculture’s (USDA) guaranteed loan programs to offset risk and to further promote economic growth in our market area.

•
The average balance of loans to state and political subdivisions increased $3.1 million from 2017 to 2018 which had a positive impact of $136,000 on total interest income due to volume. The average tax equivalent yield on loans to state and political subdivisions decreased from 4.21% in 2017 to 3.70% in 2018, decreasing interest income by $523,000. The decrease in the tax equivalent yield is primarily due to the change in tax rates from 34% in 2017 to 21% in 2018.

Total interest expense increased $3,735,000 in 2018 compared to 2017.  A portion of the increase is attributable to a change in volume as the average balance of interest bearing liabilities increased $117.0 million in 2018, which had the effect of increasing interest expense by $1,456,000. This increase was attributable to the acquisition of the State College branch and growth to fund the loan growth experienced by the Bank. Increases in average deposits included NOW accounts of $2.9 million, savings accounts of $13.2 million, money markets accounts of $37.0 and certificates of deposits of $14.5 million. The combined impact to interest expense of these increases was $407,000. The average balance of other borrowed funds increased $49.4 million as a result of funding loan growth, which corresponds to an increase in interest expense of $1,049,000.
The average interest rate paid on interest bearing liabilities increased from 0.61% in 2017 to 0.89% in 2018, which resulted in an increase in interest expense of $2,279,000. The average rate on certificates of deposit increased from 1.01% to 1.20% resulting in an increase in interest expense of $530,000. The average rate paid on other borrowed funds increased from 1.77% to 2.26% resulting in an increase in interest expense of $401,000. The average rate paid on money market accounts increased from 0.51% to 0.98% resulting in an increase in interest expense of $739,000. Increases in rates paid on NOW accounts and savings accounts were less than 15 basis points, and resulted in a cumulative increase in interest expense of $609,000. The rise in rates was driven by the Federal Reserve continuing to raise short term rates in 2018, which increased pressure on the Bank to raise rates on deposit pricing and to pay higher rates for the overnight borrowings.
Our net interest margin for 2018 was 3.66% compared to 3.80% for 2017, with a large majority of the change attributable to a lower tax-effected yield as a result of the change in tax rates for 2017 and 2018. The interest rate environment for 2018 was a further flattening of the yield curve with short term rates rising, while longer term rates remained steady. As of December 31, 2018, there are portions of the yield curve that are inverted. Should short or long-term interest rates move in such a way that results in a further flattening or inversion, we would anticipate additional pressure on our margin.

2017 vs. 2016
Tax equivalent net interest income for 2017 was $44,815,000 compared to $40,882,000 for 2016, an increase of $3,933,000 or 9.6%. Total interest income increased $4,731,000, as loan interest income increased $6,213,000, while total investment income decreased $1,482,000. Interest expense increased $798,000 from 2016.
Total tax equivalent interest income from investment securities decreased $1,447,000 in 2017 from 2016. The average balance of investment securities decreased $75.4 million, which had an effect of decreasing interest income by $1,798,000 due to volume. The majority of the decrease in volume was in taxable securities, which experienced a decrease in the average balance of $60.0 million. The average tax-effected yield on our investment portfolio increased from 2.39% in 2016 to 2.52% in 2017.  This had the effect of increasing interest income by $351,000 due to rate, which was related to taxable securities whose yield increased from 1.56% in 2016 to 1.73% in 2017. The primary driver of the decrease in the average balance of investments securities was the decision to fund a portion of our strong loan growth through the cashflows of the investment portfolio. The increase in yield is attributable to the Federal Reserve raising interest rates during 2017. Investment purchases in 2017 focused on securities with short fixed maturities for agency securities and short repricing windows for asset backed securities. We also focused our purchases on securities with lower risk weightings due to the loan growth experienced that carries a higher risk weight for capital adequacy purposes.

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
Total interest expense increased $798,000 in 2017 compared to 2016.  A portion of the increase is attributable to a change in volume as the average balance of interest bearing liabilities increased $50.4 million in 2017, which had the effect of increasing interest expense by $422,000. This increase was attributable to growth necessary to fund the loan growth experienced by the Bank. Increases in average deposits included NOW accounts of $21.4 million, savings accounts of $7.4 million and money markets accounts of $9.4 million. The combined impact to interest expense of these increases was an increase $121,000. The average balance of other borrowed funds increased $21.5 million as a result of funding loan growth, which corresponds to an increase in interest expense of $379,000. The average balance of certificates of deposits decreased $9.4 million, which corresponds to a decrease in interest expense of $78,000.
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

PROVISION FOR LOAN LOSSES
For the year ended December 31, 2018, we recorded a provision for loan losses of $1,925,000. The provision for 2018 was $615,000, or 24.2%, lower than the provision in 2017. The decrease in the provision for loan losses was primarily the result of organic loan growth  in 2018 being less than the organic loan growth experienced in 2017. (see also “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).
For the year ended December 31, 2017, we recorded a provision for loan losses of $2,540,000. The provision for 2017 was $1,020,000, or 67.1%, higher than the provision in 2016. The increase in the provision for loan losses was primarily the result of the organic loan growth experienced in 2017. (see also “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).
NON-INTEREST INCOME
The following table reflects non-interest income by major category for the periods ended December 31 (dollars in thousands):
	2018	2017	2016
Service charges	$4,667	$4,456	$4,461
Trust	705	755	693
Brokerage and insurance	790	635	766
Available for sale security gains (losses), net	(19)	1,035	255
Gains on loans sold	382	578	449
Earnings on bank owned life insurance	622	660	688
Other	588	537	587
Total	$7,735	$8,656	$7,899

	2018/2017		2018/2017
	Change		Change
	Amount	%	Amount	%
Service charges	$211	4.7	$(5)	(0.1)
Trust	(50)	(6.6)	62	8.9
Brokerage and insurance	155	24.4	(131)	(17.1)
Investment securities gains, (losses), net	(1,054)	(101.8)	780	305.9
Gains on loans sold	(196)	(33.9)	129	28.7
Earnings on bank owned life insurance	(38)	(5.8)	(28)	(4.1)
Other	51	9.5	(50)	(8.5)
Total	$(921)	(10.6)	$757	9.6

2018 vs. 2017
Non-interest income decreased $921,000 in 2018 from 2017, or 10.6%.  We experienced a $19,000 net loss on available for sale securities in 2018 compared to a net gain totaling $1,035,000 in 2017. During 2018, we sold 7 agency securities for a net loss of $179,000 and 14 municipal securities for a gain of $160,000 to fund loan growth and to restructure the investment portfolio to improve performance in the current rate environment. During 2017, we sold 24 agency securities for a net loss of $147,000 to fund loan growth and to restructure the investment portfolio for future rate increases. We also sold one Agency MBS security for a gain of $20,000. Finally, in anticipation of the adoption of accounting standard ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities, which requires the change in the market value of equity securities to be recorded in income beginning in 2018, the Company chose to sell a significant portion of its equity securities portfolio that resulted in a gain of $1,149,000. We also sold several interest bearing time deposits during 2017 for a gain of $13,000.

Gains on loans sold decreased $196,000 compared to last year. During 2018, the Bank generated $19.7 million of residential mortgage loan sale proceeds, which was $5.4 million, or 21.5% less than the proceeds received in 2017. During 2017, we also sold the credit card portfolio for $1.0 million generating a gain on the sale of approximately $39,000.
The increase in service charges is attributable to the acquisition of the State College branch and customers generating additional interchange and ATM revenue for the Company. The increase in brokerage revenues is due to growth in sales in our south central Pennsylvania market. The decrease in trust revenues was due to estates fees decreasing in 2018 compared to 2017.
2017 vs. 2016
Non-interest income increased $757,000 in 2017 from 2016, or 9.6%.  We recorded investment securities gains totaling $1,035,000 compared with net gains of $255,000 in 2016. As discussed above, during 2017, we sold 24 agency securities for a net loss of $147,000, one Agency MBS security for a gain of $20,000 and a significant portion of its equity securities portfolio for a gain of $1,149,000. During 2016, we sold two US treasury securities and one agency security for gains totaling $27,000 and $48,000, respectively. We sold four municipal securities for gains totaling $80,000. We also sold 7 agency securities for a gain of $2,000 and 6 corporate securities for a loss of $35,000. Finally, we sold portions of three of the equity security positions for a total gain of $133,000.
Gains on loans sold increased $129,000 compared to 2016. During 2017, the Bank generated $25.1 million of residential mortgage loan sale proceeds, which was $3.6 million, or 16.8% more than the proceeds received in 2016. We also sold the credit card portfolio for $1.0 million in 2017 generating a gain on the sale of approximately $39,000.
The decrease in brokerage revenues is due to the loss of service of two employees early in 2017, whose positions remained unfilled for a portion of the year. The increase in trust revenues was due to settling several estates in 2017.

Non-interest Expenses
The following tables reflect the breakdown of non-interest expense by major category for the periods ended December 31 (dollars in thousands):
	2018	2017	2016
Salaries and employee benefits	$19,094	$17,655	$16,533
Occupancy	2,126	1,988	1,900
Furniture and equipment	536	603	644
Professional and legal fees	1,925	1,299	1,200
FDIC insurance	417	385	572
Pennsylvania shares tax	835	705	690
Amortization of intangibles	296	297	327
Merger and acquisition	-	165	-
ORE expenses	158	395	283
Other	6,170	5,822	6,522
Total	$31,557	$29,314	$28,671

	2018/2017		2017/2016
	Change		Change
	Amount	%	Amount	%
Salaries and employee benefits	$1,439	8.2	$1,122	6.8
Occupancy	138	6.9	88	4.6
Furniture and equipment	(67)	(11.1)	(41)	(6.4)
Professional and legal fees	626	48.2	99	8.3
FDIC insurance	32	8.3	(187)	(32.7)
Pennsylvania shares tax	130	18.4	15	2.2
Amortization of intangibles	(1)	(0.3)	(30)	(9.2)
Merger and acquisition	(165)	(100.0)	165	N/A
ORE expenses	(237)	(60.0)	112	39.6
Other	348	6.0	(700)	(10.7)
Total	$2,243	7.7	$643	2.2

2018 vs. 2017
Non-interest expenses for 2018 totaled $31,557,000, which represents an increase of $2,243,000, compared to 2017 expenses of $29,314,000. The primary cause of the total increase was salaries and benefits. Salary and benefit costs increased $1,439,000, or 8.2%.  Base salaries and related payroll taxes increased $1,089,000 as a result of additional headcount, primarily due to the State College branch acquisition, 2018 merit increases and staffing mix changes. Full time equivalent staffing was 261 and 253 employees for 2018 and 2017, respectively. As a result of actual claims utilization, health insurance related expenses decreased $145,000. Retirement and profit sharing expenses increased $389,000 compared to 2017, also as a result of a change in the number of employees, the employee mix and increased profitability.
The increase in occupancy expenses is due to the State College branch acquisition. The increase in professional and legal fees is due to an increase in legal fees associated with a customer’s bankruptcy litigation. The decrease in ORE expenses is the result of having fewer ORE properties in 2018 than 2017. The decrease in merger and acquisition expenses is due to the acquisition of the State College branch in 2017 and no corresponding activity in 2018. The largest drivers of the increase in other expenses was ATM operating expenses and directors fees.
2017 vs. 2016
Non-interest expenses for 2017 totaled $29,314,000, which represents an increase of $643,000, compared to 2016 expenses of $28,671,000. The primary cause of the total increase was salaries and benefits. Salary and benefit costs increased $1,122,000.  Base salaries and related payroll taxes increased $902,000 as a result of 2017 merit increases and staffing mix changes. Full time equivalent staffing was 253 and 252 employees for 2017 and 2016, respectively. Retirement and profit sharing expenses increased $235,000 compared to 2016, also as a result of a change in the employee mix and increased profitability.
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
Provision for Income Taxes
The provision for income taxes was $3,403,000, $6,031,000 and $3,034,000 for 2018, 2017 and 2016, respectively. The effective tax rates for 2018, 2017 and 2016 were 15.9%, 31.7% and 19.4%, respectively.
The decrease in income tax expense of $2,628,000 in 2018 has two primary drivers. The first was a change in the Company’s Federal statutory income tax rate from 35% in 2017 to 21% in 2018. While income before the provision for income taxes increased $2,381,000 to $21,437,000, the decrease in the federal statutory income tax rate corresponds to a reduction in income tax expenses of approximately $1,668,000. The second driver was a $1,531,000 increase in tax expense in 2017 due to the Tax Cuts and Jobs Act, enacted on December 22, 2017, which lowered the federal corporate income tax rate from 35% to 21% effective January 1, 2018.  As a result of the lowered tax rate, the carrying value of the Company’s net deferred tax asset was reduced by $1,531,000, which was charged to income tax expense in 2017. The remaining change was due to a lower amount of tax exempt income in 2018 compared to 2017.

The increase in income tax expense of $2,997,000 in 2017 was due to the increase of $3,384,000 in income before the provision for income taxes, which accounts for an increase in tax expense of $1,151,000 at a 34% tax rate. The second driver was a $1,531,000 increase in tax expense due to the Tax Cuts and Jobs Act, enacted on December 22, 2017 as mentioned above. The remaining increase was due to a lower amount of tax exempt income in 2017 compared to 2016 and a reduction in tax credits due to one expiring in December of 2016.
We are involved in four limited partnership agreements that established low-income housing projects in our market area. During 2018 and 2017, we recognized tax credits related to one of the four partnerships and in 2016 we recognized tax credits related to two of the four partnerships.  Tax credits associated with one project became fully utilized in December 2016. The tax credits for the other two projects were fully utilized by December 31, 2012. We anticipate recognizing an aggregate of $564,000 of tax credits over the next four years.
FINANCIAL CONDITION
The following table presents ending balances (dollars in millions), the dollar amount of change and the percentage change during the past two years:
	2018		%	2017		%	2016
	Balance	Increase	Change	Balance	Increase	Change	Balance
Total assets	$1,430.7	$68.8	5.1	$1,361.9	$138.9	11.4	$1,223.0
Total investments	241.0	(13.8)	(5.4)	254.8	(59.2)	(18.9)	314.0
Total loans, net	1,069.0	79.7	8.1	989.3	198.6	25.1	790.7
Total deposits	1,185.2	80.3	7.3	1,104.9	99.4	9.9	1,005.5
Total borrowings	91.2	(23.5)	(20.5)	114.7	35.0	43.9	79.7
Total stockholders' equity	139.2	10.2	7.9	129.0	5.7	4.6	123.3

Cash and Cash Equivalents
Cash and cash equivalents totaled $16.8 million at December 31, 2018 compared to $18.5 million at December 31, 2017. Management actively measures and evaluates its liquidity through our Asset – Liability committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.
Investments
The following table shows the year-end composition of the investment portfolio for the five years ended December 31 (dollars in thousands):

	2018	% of	2017	% of	2016	% of	2015	% of	2014	% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Available-for-sale:
U. S. Agency securities	$106,385	44.0	$98,887	38.8	$170,414	54.3	$199,591	55.5	$150,885	49.3
U.S. Treasuries	33,358	13.8	28,604	11.2	3,000	0.9	10,082	2.8	4,849	1.6
Obligations of state & political
subdivisions	52,047	21.5	79,090	31.0	96,926	30.9	102,863	28.6	105,036	34.3
Corporate obligations	3,034	1.3	3,083	1.2	3,050	1.0	14,565	4.0	13,958	4.6
Mortgage-backed securities	46,186	19.1	45,027	17.7	37,728	12.0	30,204	8.4	29,728	9.6
Equity securities (a)	516	0.3	91	0.1	2,899	0.9	2,432	0.7	1,690	0.6
Total	$241,526	100.0	$254,782	100.0	$314,017	100.0	$359,737	100.0	$306,146	100.0
(a)	As of January 1, 2018, the Company adopted ASU 2016-01 resulting in the reclassification of equity securities from available for sale securities to equity securities in the Consolidated Balance Sheet.
2018
The Company’s investment portfolio decreased by $13.3 million, or 5.2%, during the past year primarily due to investment cash flows being utilized to fund loan growth in 2018. During 2018, we purchased $5.0 million of U.S. Treasury securities, $52.1 million of U.S. agencies, $10.1 million of mortgage backed securities, $2.2 million of state and local obligations and $425,000 of equity securities in financial corporations, which helped to offset the $8.4 million of principal repayments and $45.6 million of calls and maturities that occurred during the year. We also sold $27.1 million of bonds at a net loss of $19,000. The market value of our investment portfolio decreased approximately $894,000 in 2018 due to interest rate fluctuations and sales of securities during 2018. Excluding our short term investments consisting of monies held primarily at the Federal Reserve, the effective yield on our investment portfolio for 2018 was 2.51% compared to 2.52% for 2017 on a tax equivalent basis.
During 2018, rates on the short end of the Treasury yield curve increased as a result of the increase in the federal funds rate and the potential for additional future increases in the federal funds rate. This resulted in a further flattening of the yield curve and inversion on parts of the yield curve as long-term rates did not increase in a similar manner. The investment strategy in 2018 was to utilize cashflows from the investment portfolio to fund a portion of the strong loan growth the Company experienced, while maintaining a portfolio sufficient to support our various pledging requirements for deposits, borrowings and liquidity. Investment purchases during the year focused on adding additional duration to the portfolio, without exceeding policy limits. During 2018, we executed a strategy to sell pre-refunded municipal securities, which means that the securities would be called at their next call date, to maximize our investment return. We reinvested the proceeds into higher yielding securities thus improving the portfolio profile. We continually monitor interest rate trading ranges and try to focus purchases to times when rates are in the top third of the trading range. The Bank believes its investment strategy has appropriately mitigated its interest rate risk exposure if rates continue to rise while providing sufficient cashflows for the Company’s liquidity needs.
At December 31, 2018, the Company did not own any securities, other than government-sponsored and government-guaranteed mortgage-backed securities, that had an aggregate book value in excess of 10% of its stockholders’ equity at that date.
The expected principal repayments at amortized cost and average weighted yields for the investment portfolio (excluding equity securities) as of December 31, 2018, are shown below (dollars in thousands). Expected principal repayments, which include prepayment speed assumptions for mortgage-backed securities, are significantly different than the contractual maturities detailed in Note 4 of the consolidated financial statements. Yields on tax-exempt securities are presented on a fully taxable equivalent basis, assuming a 21% tax rate, which was the rate in effect at December 31, 2018.

			After One Year		After Five Years
	One Year or Less		to Five years		to Ten Years		After Ten Years		Total
	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield
	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%
Available-for-sale securities:
U.S. agency securities	$18,662	1.5	$67,247	2.3	$20,607	3.1	$-	-	$106,516	2.3
U.S. treasuries	-	-	33,813	2.0	-	-	-	-	33,813	2.0
Obligations of state & political
Subdivisions	13,626	2.5	26,095	2.6	9,856	3.7	2,497	4.3	52,074	2.9
Corporate obligations	-	-	-	-	3,000	5.8	-	-	3,000	5.8
Mortgage-backed securities	16,943	2.3	15,412	2.3	13,987	2.6	497	2.9	46,839	2.4
Total available-for-sale	$49,231	2.1	$142,567	2.3	$47,450	3.3	$2,994	4.1	$242,242	2.4
At December 31, 2018, approximately 79.2% of the amortized cost of debt securities is expected to mature, call or pre-pay within five years or less.  The Company expects that earnings from operations, the levels of cash held at the Federal Reserve and other correspondent banks, the high liquidity level of the available-for-sale securities, growth of deposits and the availability of borrowings from the Federal Home Loan Bank and other third party banks will be sufficient to meet future liquidity needs.
2017
The Company’s investment portfolio decreased by $59.2 million, or 18.9%, during the past year primarily due to investment cash flows being utilized to fund loan growth in 2017. During 2017, we purchased $28.8 million of U.S. Treasury securities, $6.1 million of U.S. agencies, $15.7 million of mortgage backed securities, $3.4 million of state and local obligations and $100,000 of equity securities in financial corporations, which helped to offset the $7.5 million of principal repayments and $52.6 million of calls and maturities that occurred during the year. We also sold $50.4 million of bonds and equities at a net gain of $1,022,000. The market value of our investment portfolio decreased approximately $2.3 million in 2017 due to interest rate fluctuations and sales of securities during 2017. Excluding our short term investments consisting of monies held primarily at the Federal Reserve, the effective yield on our investment portfolio for 2017 was 2.52% compared to 2.39% for 2016 on a tax equivalent basis.
During 2017, rates on the short end of the Treasury yield curve increased as a result of the increase in the federal funds rate and the potential for additional future increases in the federal funds rate. This resulted in a flattening of the yield curve. The investment strategy in 2017 was to utilize cashflows from the investment portfolio to fund loan growth, while maintaining a portfolio sufficient to support our various pledging requirements for deposits, borrowings and liquidity. Investment purchases focused on securities with short fixed maturities for treasury and agency securities and short repricing windows for asset backed securities. We focused our purchases on securities with lower risk weightings due to the loan growth experienced that carries a higher risk weight for capital adequacy purposes.
At December 31, 2017, the Company did not own any securities, other than government-sponsored and government-guaranteed mortgage-backed securities, that had an aggregate book value in excess of 10% of its stockholders’ equity at that date.
Loans
The Bank’s lending efforts have historically focused on north central Pennsylvania and southern New York. With the acquisition of FNB and the opening of offices in Lancaster County, this focus has grown to include Lebanon, Schuylkill, Berks and Lancaster County markets of south central, Pennsylvania. In 2016, we opened a limited branch office in Union County that is staffed by a lending team to primarily support agricultural opportunities in central Pennsylvania. We also opened a full service branch in Mount Joy, Pennsylvania in 2016. In December 2017, we completed a branch acquisition in State College, which  provides us with opportunities in Centre County, Pennsylvania. We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships that our lending teams have with their customers, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank’s website.  The Bank offers a variety of loans, although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  As of December 31, 2018, approximately 78.8% of our loan portfolio consisted of real estate loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors.

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
Commercial real estate loan terms are generally 20 years or less, with one to five year adjustable interest rates.  The adjustable rates are typically tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate with a maximum loan to value ratio of 80%. Where feasible, the Bank participates in the United States Department of Agriculture’s (USDA) and Small Business Administration (SBA) guaranteed loan programs to offset risk and to further promote economic growth in our market area.  During 2018, we originated $3.6 million in USDA and SBA guaranteed real estate loans.
Agriculture is an important industry throughout our market areas. Therefore, the Bank has not only developed an agriculture lending team with significant experience that has a thorough understanding of this industry, but also continually looks for additional employees with a thorough understanding of agriculture. We have an agricultural policy to assist in underwriting agricultural loans.  Agricultural loans are made to a diversified customer base that include dairy, swine and poultry farmers and their support businesses.  Agricultural loans focus on character, cash flow and collateral, while also taking into account the particular risks of the industry.  Loan terms are generally 20 years or less, with one to five year adjustable interest rates.  The adjustable rates are typically tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate with a typical loan to value of less than 80%. The Bank is a preferred lender under the USDA’s Farm Service Agency (FSA) and participates in the FSA guaranteed loan program.
The Bank, as part of its commitment to the communities it serves, is an active lender for projects by our local municipalities and school districts. These loans range from short term bridge financing to 20 year term loans for specific projects. These loans are typically written at rates that adjust at least every five years. Due to the size of certain municipal loans, we have developed participation lending relationships with other community banks that allow us to meet regulatory compliance issues, while meeting the needs of the customer. At December 31, 2018, the aggregate balance of our participation loans, in which a portion was sold to other lender’s totaled $56.4 million.
Activity associated with exploration for natural gas was intermittent in 2018 as certain entities drilled new wells and created new pad sites, while other companies only maintained their existing wells. Natural gas prices fluctuated during 2018 and remained relatively low. There were additional pipeline installations in 2018, which may lead to increased exploration in the future. While the Bank has loaned to companies that service the exploration activities, the Bank did not originate any loans to companies performing the actual drilling and exploration activities. Loans made by the Company were to service industry customers which included trucking companies, stone quarries and other support businesses. We also originated loans to businesses and individuals for restaurants, hotels and apartment rentals that were developed and expanded to meet the housing and living needs of the gas workers. Due to our understanding of the industry and its cyclical nature, the loans made for natural gas-related activities were originated in a prudent and cautious manner and were subject to specific policies and procedures for lending to these entities, which included lower loan to value thresholds, shortened amortization periods, and expansion of our monitoring of loan concentrations associated with this activity.
The following table shows the year-end composition of the loan portfolio for the five years ended December 31 (dollars in thousands):

	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate:
Residential	$215,305	19.9	$214,479	21.4	$207,423	25.9	$203,407	29.3	$185,438	33.5
Commercial	319,265	29.5	308,084	30.8	252,577	31.6	237,542	34.2	190,945	34.5
Agricultural	284,520	26.3	239,957	24.0	123,624	15.5	57,822	8.3	24,639	4.4
Construction	33,913	3.1	13,502	1.3	25,441	3.2	15,011	2.2	6,353	1.1
Consumer	9,858	0.9	9,944	1.0	11,005	1.4	11,543	1.7	8,497	1.5
Other commercial loans	74,118	6.9	72,013	7.2	58,639	7.3	57,549	8.2	47,451	8.6
Other agricultural loans	42,186	3.9	37,809	3.8	23,388	2.9	13,657	2.0	11,065	2.0
State & political subdivision loans	102,718	9.5	104,737	10.5	97,514	12.2	98,500	14.1	79,717	14.4
Total loans	1,081,883	100.0	1,000,525	100.0	799,611	100.0	695,031	100.0	554,105	100.0
Less allowance for loan losses	12,884		11,190		8,886		7,106		6,815
Net loans	$1,068,999		$989,335		$790,725		$687,925		$547,290

	2018/2017		2017/2016
	Change		Change
	Amount	%	Amount	%
Real estate:
Residential	$826	0.4	$7,056	3.4
Commercial	11,181	3.6	55,507	22.0
Agricultural	44,563	18.6	116,333	94.1
Construction	20,411	151.2	(11,939)	(46.9)
Consumer	(86)	(0.9)	(1,061)	(9.6)
Other commercial loans	2,105	2.9	13,374	22.8
Other agricultural loans	4,377	11.6	14,421	61.7
State & political subdivision loans	(2,019)	(1.9)	7,223	7.4
Total loans	$81,358	8.1	$200,914	25.1

2018
Total loans grew $81.4 million in 2018 from $1.0 billion at the end of 2017 to $1.1 billion at the end of 2018. During 2018, the Company experienced growth in agricultural real estate loans of $44.6 million, commercial real estate loans of $11.2 million, other agricultural loans of $4.4 million, other commercial loans of $2.1 million and construction loans of $20.4 million, which will convert primarily to agricultural and commercial real estate upon completion. The growth in agricultural and commercial loan categories was primarily in our southcentral and central Pennsylvania markets and is a result of entering the south central and central Pennsylvania markets with the FNB acquisition and State College branch acquisitions and the hiring of additional agricultural and commercial lenders.
Residential real estate loans increased $826,000. Demand for non-conforming loans was consistent with previous years and remains highly competitive, especially in the north central Pennsylvania market. During 2018, $19.5 million of residential real estate loans were originated for sale on the secondary market, which compares to $24.3 million for 2017.  For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.

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

Excluding the State College branch acquisition, residential real estate loans decreased $3.7 million. Demand for non-conforming loans was limited and highly competitive, especially in the north central Pennsylvania market. During 2017, $24.3 million of residential real estate loans were originated for sale on the secondary market, which compares to $22.2 million for 2016.
The following table shows the maturity of commercial business and agricultural, state and political subdivision loans,  commercial real estate loans, and construction loans as of December 31, 2018, classified according to the sensitivity to changes in interest rates within various time intervals (in thousands).  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Commercial,
	municipal,	Real estate
	agricultural	construction	Total
Maturity of loans:
One year or less	$17,706	$3,713	$21,419
Over one year through five years	106,869	-	106,869
Over five years	698,232	30,200	728,432
Total	$822,807	$33,913	$856,720
Sensitivity of loans to changes in interest
rates - loans due after December 31, 2018:
Predetermined interest rate	$86,039	$414	$86,453
Floating or adjustable interest rate	719,062	29,786	748,848
Total	$805,101	$30,200	$835,301

Allowance for Loan Losses and Credit Quality Risk
The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the change in the allowance for loan losses and a summary of our non-performing assets for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. All non-accruing troubled debt restructurings (TDRs) are also included the non-accruing loans totals.

	December 31,
	2018	2017	2016	2015	2014
Balance
at beginning of period	$11,190	$8,886	$7,106	$6,815	$7,098
Charge-offs:
Real estate:
Residential	118	107	85	66	97
Commercial	66	41	100	84	516
Agricultural	-	30	-	-	-
Consumer	40	130	100	47	47
Other commercial loans	91	-	55	41	250
Other agricultural loans	50	5	-	-	-
Total loans charged-off	365	313	340	238	910
Recoveries:
Real estate:
Residential	69	-	-	-	-
Commercial	3	11	479	14	15
Agricultural	-	-	-	-	-
Consumer	31	49	88	33	27
Other commercial loans	30	16	33	2	-
Other agricultural loans	1	1	-	-	-
Total loans recovered	134	77	600	49	42

Net loans charged-off (recovered)	231	236	(260)	189	868
Provision charged to expense	1,925	2,540	1,520	480	585
Balance at end of year	$12,884	$11,190	$8,886	$7,106	$6,815

Loans outstanding at end of period	$1,081,883	$1,000,525	$799,611	$695,031	$554,105
Average loans outstanding, net	$1,044,250	$883,355	$725,881	$577,992	$540,541
Non-performing assets:
Non-accruing loans	$13,724	$10,171	$11,454	$6,531	$6,599
Accrual loans - 90 days or more past due	68	555	405	623	836
Total non-performing loans	$13,792	$10,726	$11,859	$7,154	$7,435
Foreclosed assets held for sale	601	1,119	1,036	1,354	1,792
Total non-performing assets	$14,393	$11,845	$12,895	$8,508	$9,227

Troubled debt restructurings (TDR)
Non-accruing TDRs	$10,621	$6,798	$6,758	$3,397	$3,654
Accrual TDRs	8,333	13,056	6,095	2,243	2,502
Total troubled debt restructurings	$18,954	$19,854	$12,853	$5,640	$6,156
Net charge-offs (recoveries) to average loans	0.02%	0.03%	(0.04)%	0.03%	0.16%
Allowance to total loans	1.19%	1.12%	1.11%	1.02%	1.23%
Allowance to total non-performing loans	93.42%	104.33%	74.93%	99.33%	91.66%
Non-performing loans as a percent of loans
net of unearned income	1.27%	1.07%	1.48%	1.03%	1.34%
Non-performing assets as a percent of loans
net of unearned income	1.33%	1.18%	1.61%	1.22%	1.67%
The Company believes it utilizes a disciplined and thorough loan review process based upon its internal loan policy approved by the Company’s Board of Directors.  The purpose of the review is to assess loan quality, analyze delinquencies, identify problem loans, evaluate potential charge-offs and recoveries, and assess general overall economic conditions in the markets served.  An external independent loan review is performed on our commercial portfolio semi-annually for the Company.  The external consultant is engaged to 1) review a minimum of 50% (55% for loans between 2016 and 2014) of the dollar volume of the commercial loan portfolio on an annual basis, 2) new loans originated for over $1.0 million in the last year, 3) a majority of borrowers with commitments greater than or equal to $1.0 million,  4) selected loan relationships over $750,000 which are over 30 days past due, or classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate. As part of this review, our underwriting process and loan grading system is evaluated.

Management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate as of December 31, 2018.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.
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
The adequacy of the allowance for loan losses is subject to a formal, quarterly analysis by management of the Company.  In order to better analyze the risks associated with the loan portfolio, the entire portfolio is divided into several categories.  As stated above, loans on non-accrual status are specifically reviewed for impairment and given a specific reserve, if appropriate.  Loans evaluated and not found to be impaired are included with other performing loans, by category, by their respective homogenous pools.  Three year average historical loss factors were calculated for each pool and applied to the performing portion of the loan category for each year presented. The historical loss factors for both reviewed and homogeneous pools are adjusted based upon the following qualitative factors:
•	Level of and trends in delinquencies, impaired/classified loans
•	Change in volume and severity of past due loans
•	Volume of non-accrual loans
•	Volume and severity of classified, adversely or graded loans
•	Level of and trends in charge-offs and recoveries
•	Trends in volume, terms and nature of the loan portfolio
•	Effects of any changes in risk selection and underwriting standards and any other changes in lending and recovery policies, procedures and practices
•	Changes in the quality of the Bank’s loan review system
•	Experience, ability and depth of lending management and other relevant staff
•	National, state, regional and local economic trends and business conditions
•	General economic conditions
•	Unemployment rates
•	Inflation / CPI
•	Changes in values of underlying collateral for collateral-dependent loans
•	Industry conditions including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses.
•	Existence and effect of any credit concentrations, and changes in the level of such concentrations
•	Any change in the level of board oversight

See also “Note 5 – Loans and Related Allowance for Loan Losses” to the consolidated financial statements.
The allowance for loan losses was $12,884,000 or 1.19% of total loans as of December 31, 2018 as compared to $11,190,000 or 1.12% of loans as of December 31, 2017.  The $1,694,000 increase is a result of a $1,925,000 provision for loan losses less net charge-offs of $231,000. The decrease as a percent of loans for 2018, 2017, 2016 and 2015 when compared to 2014 is attributable to the increase in loans as part of the acquisition of FNB and the State College branch acquisition and the associated purchase accounting adjustments that were applied to the acquired loan portfolios. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of December 31:
	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$1,105	19.9	$1,049	21.4	$1,064	25.9	$905	29.3	$878	33.5
Commercial	4,115	29.5	3,867	30.8	3,589	31.6	3,376	34.2	3,419	34.5
Agricultural	4,264	26.3	3,143	24.0	1,494	15.5	409	8.3	451	4.4
Construction	58	3.1	23	1.3	47	3.2	24	2.2	26	1.1
Consumer	120	0.9	124	1.0	122	1.4	102	1.7	84	1.5
Other commercial loans	1,354	6.9	1,272	7.2	1,327	7.3	1,183	8.2	1,007	8.6
Other agricultural loans	752	3.9	492	3.8	312	2.9	122	2.0	217	2.0
State & political subdivision loans	762	9.5	816	10.5	833	12.2	593	14.1	545	14.4
Unallocated	354	N/A	404	N/A	98	N/A	392	N/A	188	N/A
Total allowance for loan losses	$12,884	100.0	$11,190	100.0	$8,886	100.0	$7,106	100.0	$6,815	100.0
As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate loans total 55.8% of the loan portfolio, 65.0% of the allowance is assigned to these portions of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions. Residential real estate loans comprise 19.9% of the loan portfolio as of December 31, 2018 and 8.6% of the allowance is assigned to this segment as generally there are less inherent risks then commercial and agricultural loans.
The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2017 to December 31, 2018 in non-performing loans (in thousands).  Non-performing loans include those accruing loans that are contractually past due 90 days or more and non-accrual loans.  Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.
	December 31, 2018				December 31, 2017
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days	90 Days Past	Non-	Total Non-	30 - 89 Days	90 Days Past	Non-	Total Non-
	Past Due	Due Accruing	accrual	Performing	Past Due	Due Accruing	accrual	Performing
Real estate:
Residential	$1,624	$20	$1,161	$1,181	$1,550	$218	$1,386	$1,604
Commercial	1,444	36	5,957	5,993	1,519	162	5,192	5,354
Agricultural	121	-	3,206	3,206	242	30	175	205
Construction	-	-	-	-	-	-	133	133
Consumer	37	12	14	26	86	7	42	49
Other commercial loans	73	-	2,185	2,185	50	32	2,637	2,669
Other agricultural loans	9	-	1,201	1,201	42	106	606	712
Total nonperforming loans	$3,308	$68	$13,724	$13,792	$3,489	$555	$10,171	$10,726

	Change in Non-Performing Loans
	2018 / 2017
	Amount	%
Real estate:
Residential	$(423)	(26.4)
Commercial	639	11.9
Agricultural	3,001	1,463.9
Construction	(133)	-
Consumer	(23)	(46.9)
Other commercial loans	(484)	(18.1)
Other agricultural loans	489	68.7
Total nonperforming loans	$3,066	28.6

The following table shows the distribution of non-performing loans by loan category (in thousands) for the past five years as of December 31:
	Non-Performing Loans
	2018	2017	2016	2015	2014
Real estate:
Residential	$1,181	$1,604	$1,903	$1,402	$1,174
Commercial	5,993	5,354	4,445	4,482	5,320
Agricultural	3,206	205	1,340	34	-
Construction	-	133	-	-	-
Consumer	26	49	109	64	53
Other commercial loans	2,185	2,669	4,057	1,172	888
Other agricultural loans	1,201	712	5	-	-
State & political subdivision loans	-	-	-	-	-
Total nonperforming loans	13,792	10,726	11,859	7,154	7,435
For the year ended December 31, 2018, we recorded a provision for loan losses of $1,925,000 which compares to $2,540,000 for the same period in 2017, a decrease of $615,000. The decrease is primarily attributable to the decrease in organic loan growth in 2018 compared to the growth in 2017. Non-performing loans increased $3,066,000 from December 31, 2017 to December 31, 2018 with the increase being primarily related to two agricultural relationships that became non-performing in 2018. At December 31, 2018, approximately 68.7% of the Bank’s non-performing loans are associated with the following four customer relationships:
•
A commercial loan relationship with $3.0 million outstanding, and additional letters of credit of $2.1 million available, secured by undeveloped land, stone quarries and equipment, was on non-accrual status as of December 31, 2018. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer, who provides excavation services and stone for pad construction related to these activities. During 2017, the Company had the underlying collateral appraised. The appraisals indicated a decrease in collateral values compared to the appraisals ordered for the loan origination, however, the loan is still considered well secured on a loan to value basis. Management determined that no specific reserve was required as of December 31, 2018.

•
A commercial loan relationship of $2.4 million, secured by residential rental properties, was on non-accrual status as of December 31, 2018. In January of 2019, the Bank and customer entered into a deed in lieu transaction, in which the Company will receive title to 97 properties, the fair value of which we believe is greater than the outstanding loan balance.

•
An agricultural customer with a total loan relationship of $2.8 million, secured by real estate, equipment and cattle, was on non-accrual status as of December 31, 2018. Included within these loans to this customer are $1,151,000 of loans which are subject to Farm Service Agency guarantees. Depressed milk prices have created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices, which is not assured, we will need to rely upon the collateral for repayment of interest and principal. As of December 31, 2018, there was a specific reserve of $238,000 for this relationship.

•
An agricultural customer with a total loan relationship of $1.6 million, secured by real estate, equipment and cattle, was on non-accrual status as of December 31, 2018. Included within these loans to this customer are $165,000 of loans which are subject to Farm Service Agency guarantees. Depressed milk prices have created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices, which is not assured, we expect we will need to rely upon the collateral for repayment of interest and principal. As of September 30, 2018, there was a specific reserve of $5,000 for this relationship.

Management believes that the allowance for loan losses at December 31, 2018 was adequate at that date, which was based on the following factors:
•	Four loan relationships comprise 68.7% of the non-performing loan balance, which has approximately $243,000 of specific reserves as of December 31, 2018.
•
The Company has a history of low charge-offs, which continued in 2018 as the net charge-offs were 0.02% of average loans and only $231,000, which is less than 2017’s charge-offs of $236,000. In 2016, a net recovery was experienced as the result of recovering a loan that was partially charged off in 2014.

Bank Owned Life Insurance
The Company holds bank owned life insurance policies to offset current and future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of December 31, 2018 and 2017, the cash surrender value of the life insurance was $27.5 million and $26.9 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations.  The amounts recorded as non-interest income totaled $622,000, $660,000 and $688,000 in 2018, 2017 and 2016, respectively.  The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.
Effective January 1, 2015, the Company restructured its agreements so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under the restructured agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB, provide a fixed dollar benefit for the beneficiarys’ estate, which is dependent on several factors including whether the covered individual was a Director of FNB or an employee of FNB and their salary level. As of December 31, 2018 and 2017, included in other liabilities on the Consolidated Balance sheet is a liability of $648,000 and $578,000, respectively, for the obligation under the split-dollar benefit agreements.

Other Assets
2018
Other assets decreased $1.1 million in 2018 to $13.6 million from $14.7 million in 2017. As a result of a decrease in FHLB borrowings, regulatory stock decreased $672,000. As a result of selling several OREO properties, OREO decreased $518,000 during 2018. The deferred tax asset increased $574,000.
2017
Other assets increased $1.2 million in 2017 to $14.7 million from $13.5 million in 2016. As a result of an increase in FHLB borrowings regulatory stock increased $1.5 million. The deferred tax asset decreased $1.3 million, primarily due to a change in the federal income tax rate to 21%. As a result of funding the pension plans, pension plan assets increased from $0 to $717,000.

Deposits
The following table shows the breakdown of deposits by deposit type (dollars in thousands) at December 31:

	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Non-interest-bearing deposits	$179,971	15.2	$171,840	15.6	$147,425	14.7
NOW accounts	336,756	28.4	337,307	30.5	305,862	30.4
Savings deposits	205,334	17.3	184,057	16.7	170,722	17.0
Money market deposit accounts	164,625	13.9	145,287	13.1	116,880	11.6
Certificates of deposit	298,470	25.2	266,452	24.1	264,614	26.3
Total	$1,185,156	100.0	$1,104,943	100.0	$1,005,503	100.0

	2018/2017		2017/2016
	Change		Change
	Amount	%	Amount	%
Non-interest-bearing deposits	$8,131	4.7	$24,415	16.6
NOW accounts	(551)	(0.2)	31,445	10.3
Savings deposits	21,277	11.6	13,335	7.8
Money market deposit accounts	19,338	13.3	28,407	24.3
Certificates of deposit	32,018	12.0	1,838	0.7
Total	$80,213	7.3	$99,440	9.9

2018
Total deposits increased $80.2 million in 2018, or 7.3%. The increase in savings deposits is attributable to growth in the central and south central markets and the acquisition of new customers. The growth in money markets was due to municipal entities, which included the acquisition of new customers as well as gathering additional deposits from existing customers. As a result of market conditions and to better manage interest rate risk, we issued $20.0 million of brokered certificates of deposit (CDs). In addition to the brokered CD’s, we also obtained a $9.0 million CD relationship with a Trust administrator in our State College office. The rates paid on certificates of deposit by the Company remain competitive with rates paid by our competition. With the increases in the fed funds rate during 2018, the Bank increased interest rates on both certificates of deposits and certain transactional deposit accounts.
The growth in non-interest bearing deposits was across all customer types. As a percentage of total deposits, non-interest bearing deposits totaled 15.2% as of the end of 2018, which compares to 15.6% at the end of 2017. In order to manage our overall cost of funds, the Company continues to focus on adding low cost deposits by having several checking products available for retail customers as well as being the primary checking account for commercial customers who also have loans with the Company.

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

Remaining maturities of certificates of deposit of $100,000 or more are as follows (dollars in thousands) at December 31:
	2018	2017	2016
3 months or less	$29,574	$15,118	$13,402
Over 3 months through 6 months	10,880	12,461	10,299
Over 6 months through 12 months	26,778	23,775	41,481
Over 12 months	85,719	82,572	59,324
Total	$152,951	$133,926	$126,380
As a percent of total
certificates of deposit	51.25%	50.26%	47.05%
Interest expense on certificates of deposit of $100,000 or more amounted to $2,052,000, $1,504,000 and $1,415,000 for the years ended December 31, 2018, 2017, and 2016, respectively.
Deposits by type of depositor are as follows (dollars in thousands) at December 31:
	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Individuals	$666,255	56.2	$651,845	59.0	$624,030	62.0
Businesses and other organizations	276,248	23.3	229,425	20.8	200,718	20.0
State & political subdivisions	242,653	20.5	223,673	20.2	180,755	18.0
Total	$1,185,156	100.0	$1,104,943	100.0	$1,005,503	100.0
Borrowed Funds
2018
Borrowed funds decreased $23.5 million during 2018 as a result of our deposit growth and usage of investment cashflow exceeding the loan growth experienced in 2018. The decrease was associated with a decrease of $25.5 million of short term borrowings from the FHLB. We experienced a $3.0 million increase in repurchase agreements. Term loans totaled $13.5 million and $14.5 million as of December 31, 2018 and 2017, respectively. The change in term loans was due to a $1.0 million maturity in 2018 (see Note 10 of the consolidated financial statements for additional information).  Management continually monitors interest rates in order to minimize interest rate risk in future years and as part of this may extend some of the short term borrowings via term notes. Short term borrowings from the FHLB were $52.2 million as of December 21, 2018 compared to $77.7 million as of December 31, 2017.
2017
Borrowed funds increased $35.0 million during 2017. The increase was associated with an increase of $36.3 million of short term borrowings from the FHLB, which was used to fund the organic loan growth experienced by the Bank in 2017. In addition, we experienced a $682,000 increase in repurchase agreements. Term loans totaled $14.5 million and $16.5 million as of December 31, 2017 and 2016, respectively. The change in term loans was due to a $2.0 million maturity in 2017 (see Note 10 of the consolidated financial statements for additional information).  Short term borrowings from the FHLB were $77.7 million as of December 21, 2017 compared to $41.3 million as of December 31, 2016.

Other Liabilities
2018
Other liabilities increased $1.7 million during 2018, or 13.6%. The primary driver of the increase was an available for sale security purchase of $1.5 million that did not settle by December 31, 2018.
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
Our Board of Directors determines our cash dividend rate after considering our capital requirements, current and projected net income, and other factors. In 2018 and 2017, the Company paid out 34.08% and 44.97% of net income in cash dividends, respectively.
As of December 31, 2018, the total number of common shares outstanding was 3,504,596. For comparative purposes, outstanding shares for prior periods were adjusted for the June 2018 stock dividend in computing earnings and cash dividends per share as detailed in Note 1 of the consolidated financial statements. During 2018, we purchased 18,943 shares of treasury stock at a weighted average cost of $62.03 per share. The Company awarded 5,826 shares of restricted stock to employees at a weighted average cost per share of $62.74 under an equity incentive plan. The Board of Directors was awarded 1,350 shares at a cost of $62.93 per share under an incentive plan.
There are currently four federal regulatory measures of capital adequacy. The Company’s ratios meet the regulatory standards for well capitalized for 2018 and 2017, as detailed in Note 15 of the consolidated financial statements.
2018
Stockholders’ equity increased 7.9% in 2018 to $139.2 million.  Excluding accumulated other comprehensive income, which is the after-tax effect of unrealized holding gains and losses on available-for-sale securities and additional pension obligation, stockholders’ equity increased $10.7 million, or 8.1%. This increase is due to net income of $18,034,000, offset by net cash dividends of $6,116,000 and net treasury stock activity of $1,029,000. All of the Company’s debt investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. Accumulated other comprehensive income decreased $524,000 from December 31, 2017, primarily as result of the decrease in the fair market value of the investment portfolio. Total stockholders’ equity was approximately 9.73% of total assets as of December 31, 2018, compared to 9.47% of total assets as of December 31, 2017.
2017
Stockholders’ equity increased 4.7% in 2017 to $129.0 million.  Excluding accumulated other comprehensive income, which is the after-tax effect of unrealized holding gains and losses on available-for-sale securities and additional pension obligation, stockholders’ equity increased $7.7 million, or 6.2%. This increase is due to net income of $13,025,000, offset by net cash dividends of $5,177,000 and net treasury stock activity of $21,000. Accumulated other comprehensive income decreased $2,006,000 from December 31, 2016 as result of the decrease in the fair market value of the investment portfolio and the cumulative effect adjustment for the adoption of ASU 2018-02 - Income Statement-Reporting Comprehensive Income (Topic 220). Total stockholders’ equity was approximately 9.47% of total assets as of December 31, 2017, compared to 10.08% of total assets as of December 31, 2016.

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
Capital expenditures in 2018 totaled $500,000, which included:
•	Leasehold improvements and certain equipment for an office to be opened in 2019 totaling $236,000
•	Building and ground improvements totaling $109,834
•	Company vehicle purchased totaling $60,000
•	Generator totaling $24,000
•	Computer and copier upgrades totaling $50,000
Capital expenditures in 2017 totaled $208,000, which included:
•	Mail equipment totaling $73,000
•	Compliance and other software totaling $25,000
•	Computer and copier upgrades totaling $49,000

We expect these expenditures will support our initiatives and will create operating efficiencies, while providing quality customer service.
In addition to the Bank’s cash balances, the Bank achieves additional liquidity primarily from its investment in the FHLB of Pittsburgh and the resulting borrowing capacity obtained through this investment, investments that mature in less than one year and expected principal repayments from mortgage backed securities.  The Bank has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $518.4 million, inclusive of any outstanding amounts, as a source of liquidity.  The Bank also two federal funds line with third party providers in the total amount of $34.0 million as of December 31, 2018, which is unsecured and a borrower in custody agreement was established with the FRB in the amount of $9.8 million, which is collateralized by $28.8 million of municipal loans.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The Bank may not declare a dividend without approval of the FRB, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The FRB, the OCC, the PDB and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At December 31, 2018, the Company (unconsolidated basis) had liquid assets of $5.6 million.
CONTRACTUAL OBLIGATIONS
The Company has various financial obligations, including contractual obligations which may require cash payments. The following table (in thousands)  presents as of December 31, 2018, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the obligations can be found in Notes 9, 10 and 17 to the Consolidated Financial Statements.
	One year	One to	Three to	Over Five
Contractual Obligations	or Less	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$886,686	$-	$-	$-	$886,686
Time deposits	135,301	108,523	51,742	2,904	298,470
FHLB Advances	52,186	-	-	-	52,186
Long-term borrowings - FHLB	2,000	6,800	4,725	-	13,525
Note Payable	7,500	-	-	-	7,500
Repurchase agreements	16,860	1,123	-	-	17,983
Operating leases	388	416	252	72	1,128
Total	$1,100,921	$116,862	$56,719	$2,976	$1,277,478
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
For the year ended December 31, 2018, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
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
At December 31, 2018, the Company had equity securities that represent only 0.3% of our investment portfolio, and therefore equity risk is not significant.
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
The following table shows the cumulative static gap (at amortized cost) for various time intervals (dollars in thousands):
Maturity or Re-pricing of Company Assets and Liabilities as of December 31, 2018
	Within	Four to	One to	Two to	Three to	Over
	Three	Twelve	Two	Three	Five	Five
	Months	Months	Years	Years	Years	Years	Total
Interest-earning assets:
Interest-bearing deposits at banks	$1,470	$1,490	$350	$2,982	$10,676	$-	$16,968
Investment securities	28,410	31,754	48,433	39,664	58,887	35,094	242,242
Residential mortgage loans	35,776	45,230	45,928	35,579	37,466	15,326	215,305
Construction loans	7,663	12,843	13,407	-	-	-	33,913
Commercial and farm loans	169,204	90,188	113,864	134,060	191,341	21,432	720,089
Loans to state & political subdivisions	5,475	6,094	33,994	10,414	8,069	38,672	102,718
Other loans	2,787	2,144	1,998	1,221	1,061	647	9,858
Total interest-earning assets	$250,785	$189,743	$257,974	$223,920	$307,500	$111,171	$1,341,093
Interest-bearing liabilities:
NOW accounts	$203,441	$-	$-	$-	$-	$133,315	$336,756
Savings accounts	-	-	-	-	-	205,334	205,334
Money Market accounts	147,699	-	-	-	-	16,926	164,625
Certificates of deposit	64,617	70,684	64,136	44,387	51,742	2,904	298,470
Short-term borrowing	69,046	-	-	-	-	-	69,046
Long-term borrowing	9,500	-	589	7,334	4,725	-	22,148
Total interest-bearing liabilities	$494,303	$70,684	$64,725	$51,721	$56,467	$358,479	$1,096,379
Excess interest-earning
assets (liabilities)	$(243,518)	$119,059	$193,249	$172,199	$251,033	$(247,308)
Cumulative interest-earning assets	$250,785	$440,528	$698,502	$922,422	$1,229,922	$1,341,093
Cumulative interest-bearing liabilities	494,303	564,987	629,712	681,433	737,900	1,096,379
Cumulative gap	$(243,518)	$(124,459)	$68,790	$240,989	$492,022	$244,714
Cumulative interest rate
sensitivity ratio (1)	0.51	0.78	1.11	1.35	1.67	1.22

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

The Bank currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Bank’s risk exposure.  In this analysis, the Bank examines the results of movements in interest rates with additional assumptions made concerning the timing of interest rate changes, prepayment speeds on mortgage loans and mortgage securities and deposit pricing movements.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of December 31, 2018 (dollars in thousands):
		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-200 Shock	$46,408	$(2,179)	(4.48)
-100 Shock	47,338	(1,249)	(2.57)
Base	48,587	-	-
+100 Shock	47,106	(1,481)	(3.05)
+200 Shock	45,407	(3,180)	(6.54)
+300 Shock	43,692	(4,895)	(10.07)
+400 Shock	42,057	(6,530)	(13.44)
The model makes estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage backed securities, call activity of other investment securities, and deposit selection, re-pricing and maturity structure.  Because of these assumptions, actual results could differ significantly from these estimates which would result in significant differences in the calculated projected change on net interest income. Additionally, the changes above do not necessarily represent the level of change under which management would undertake specific measures to realign its portfolio in order to reduce the projected level of change. The projections above utilize a static balance sheet and do not include any changes that may result from the growth of the Bank. Management has developed policy limits for acceptable changes in net interest income for multiple scenarios, including shock scenarios. As of December 31, 2018, changes in net interest income projected for all scenarios, including the shock scenarios noted above are in line with Bank policy limits for interest rate risk.
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
Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen.  This evaluation is inherently subjective as it requires significant estimates that may be susceptible to significant change, subjecting the Bank to volatility of earnings.  The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.  For a full discussion of the Company’s methodology of assessing the adequacy of the allowance for loan losses, refer to Note 1 of the consolidated financial statements.
Goodwill and Other Intangible Assets
As discussed in Note 1 of the consolidated financial statements, the Company performs an evaluation of goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on the fair value of the reporting unit, no impairment of goodwill was recognized in 2018, 2017 or 2016.
Pension Benefits
Pension costs and liabilities are dependent on assumptions used in calculating such amounts.  These assumptions include discount rates, benefits earned, interest costs, expected return on plan assets, mortality rates, and other factors.  In accordance with GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation of future periods.  While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension obligations and future expense.  Our pension benefits are described further in Note 11 of the “Notes to Consolidated Financial Statements.”
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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Citizens Financial Services, Inc.
Consolidated Balance Sheet
	December 31,
(in thousands, except share data)	2018	2017
ASSETS:
Cash and cash equivalents:
Noninterest-bearing	$15,327	$16,347
Interest-bearing	1,470	2,170
Total cash and cash equivalents	16,797	18,517
Interest bearing time deposits with other banks	15,498	10,283
Equity securities	516	-
Available-for-sale securities	241,010	254,782
Loans held for sale	1,127	1,439
Loans (net of allowance for loan losses:
2018, $12,884; 2017, $11,190)	1,068,999	989,335
Premises and equipment	16,273	16,523
Accrued interest receivable	4,452	4,196
Goodwill	23,296	23,296
Bank owned life insurance	27,505	26,883
Other intangibles	1,623	1,953
Other assets	13,616	14,679
TOTAL ASSETS	$1,430,712	$1,361,886
LIABILITIES:
Deposits:
Noninterest-bearing	$179,971	$171,840
Interest-bearing	1,005,185	933,103
Total deposits	1,185,156	1,104,943
Borrowed funds	91,194	114,664
Accrued interest payable	1,076	897
Other liabilities	14,057	12,371
TOTAL LIABILITIES	1,291,483	1,232,875
STOCKHOLDERS' EQUITY:
Preferred Stock $1.00 par value; authorized 3,000,000 shares
2018 and 2017; none issued in 2018 or 2017	-	-
Common Stock
$1.00 par value; authorized 25,000,000 shares in 2018 and
15,000,000 shares in 2017; issued 3,904,212 and 3,869,939
shares in 2018 and 2017, respectively	3,904	3,870
Additional paid-in capital	53,099	51,108
Retained earnings	99,727	89,982
Accumulated other comprehensive loss	(3,921)	(3,398)
Treasury stock, at cost:
399,616 and 383,065 shares for 2018 and 2017, respectively	(13,580)	(12,551)
TOTAL STOCKHOLDERS' EQUITY	139,229	129,011
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,430,712	$1,361,886
See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Income
Year Ended December 31,
(dollars in thousands, except share and per share data)	2018	2017	2016
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$50,458	$42,127	$35,844
Interest-bearing deposits with banks	319	186	221
Investment securities:
Taxable	3,790	3,095	3,687
Nontaxable	1,744	2,414	2,970
Dividends	447	271	283
TOTAL INTEREST AND DIVIDEND INCOME	56,758	48,093	43,005
INTEREST EXPENSE:
Deposits	6,910	4,625	4,247
Borrowed funds	2,664	1,214	794
TOTAL INTEREST EXPENSE	9,574	5,839	5,041
NET INTEREST INCOME	47,184	42,254	37,964
Provision for loan losses	1,925	2,540	1,520
NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	45,259	39,714	36,444
NON-INTEREST INCOME:
Service charges	4,667	4,456	4,461
Trust	705	755	693
Brokerage and insurance	790	635	766
Available for sale security gains (losses), net	(19)	1,035	255
Gains on loans sold	382	578	449
Earnings on bank owned life insurance	622	660	688
Other	588	537	587
TOTAL NON-INTEREST INCOME	7,735	8,656	7,899
NON-INTEREST EXPENSES:
Salaries and employee benefits	19,094	17,655	16,533
Occupancy	2,126	1,988	1,900
Furniture and equipment	536	603	644
Professional and legal fees	1,925	1,299	1,200
Federal depository insurance	417	385	572
Pennsylvania shares tax	835	705	690
Amortization of intangibles	296	297	327
Merger and acquisition	-	165	-
ORE expenses	158	395	283
Other	6,170	5,822	6,522
TOTAL NON-INTEREST EXPENSES	31,557	29,314	28,671
Income before provision for income taxes	21,437	19,056	15,672
Provision for income taxes	3,403	6,031	3,034
NET INCOME	$18,034	$13,025	$12,638
PER COMMON SHARE DATA:
NET INCOME - BASIC	$5.14	$3.70	$3.57
NET INCOME - DILUTED	$5.14	$3.70	$3.57
CASH DIVIDENDS PER SHARE	$1.74	$1.65	$1.57

Number of shares used in computation - basic	3,505,218	3,515,638	3,541,769
Number of shares used in computation - diluted	3,507,206	3,517,362	3,543,325

See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Changes in Comprehensive Income
Year Ended December 31,

(in thousands)	2018	2017	2016
Net Income	$18,034	$13,025	$12,638

Other Comprehensive loss
Securities available for sale
Unrealized holding loss during the period	(913)	(1,283)	(1,105)
Income tax (benefit)	(193)	(436)	(375)
Subtotal	(720)	(847)	(730)
Reclassification adjustment for (gains) losses
included in income	19	(1,035)	(255)
Income tax (benefit)	4	(352)	(87)
Subtotal	15	(683)	(168)

Change in unrecognized pension costs	229	127	(391)
Income tax (benefit)	48	44	(133)
Other comprehensive gain (loss) gain on unrecognized pension costs	181	83	(258)

Net other comprehensive loss	(524)	(1,447)	(1,156)
Comprehensive income	$17,510	$11,578	$11,482

See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Changes in Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
(in thousands, except share and per share data)	Shares	Amount	Capital	Earnings	(Loss)	Stock	Total
Balance, December 31, 2015	3,671,751	$3,672	$40,715	$85,790	$(236)	$(10,181)	$119,760
Comprehensive income:
Net income				12,638			12,638
Net other comprehensive income					(1,156)		(1,156)
Stock dividend	32,624	32	1,542	(1,574)			-
Purchase of treasury stock (66,110 shares)						(3,227)	(3,227)
Restricted stock, executive and Board of Director awards			(197)			288	91
Restricted stock vesting			184				184
Sale of treasury stock			(1)			60	59
Forfeited restricted stock			4			(4)	-
Cash dividend reinvestment paid from treasury stock			3	(495)		492	-
Cash dividends, $1.57 per share				(5,081)			(5,081)
Balance, December 31, 2016	3,704,375	$3,704	$42,250	$91,278	$(1,392)	$(12,572)	$123,268
Comprehensive income:
Net income				13,025			13,025
Net other comprehensive income					(1,447)		(1,447)
Stock dividend	165,564	166	8,857	(9,023)			-
Purchase of treasury stock (17,990 shares)						(979)	(979)
Restricted stock, executive and Board of Director awards			(224)			296	72
Restricted stock vesting			206				206
Sale of treasury stock			-			43	43
Forfeited restricted stock			2			(2)	-
Change in other comprehensive income due to change
in the federal tax rate				559	(559)		-
Cash dividend reinvestment paid from treasury stock			17	(680)		663	-
Cash dividends, $1.65 per share				(5,177)			(5,177)
Balance, December 31, 2017	3,869,939	$3,870	$51,108	$89,982	$(3,398)	$(12,551)	$129,011

Comprehensive income:
Net income				18,034			18,034
Net other comprehensive income					(524)		(524)
Stock dividend	34,273	34	2,108	(2,142)			-
Purchase of treasury stock (18,943 shares)						(1,175)	(1,175)
Restricted stock, executive and Board of Director awards			(364)			116	(248)
Restricted stock vesting			247				247
Change in Accounting policy for equity securities				(1)	1		-
Cash dividend reinvestment paid from treasury stock			-	(30)		30	-
Cash dividends, $1.74 per share				(6,116)			(6,116)
Balance, December 31, 2018	3,904,212	$3,904	$53,099	$99,727	$(3,921)	$(13,580)	$139,229

See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Cash Flows
	Year Ended December 31,
(in thousands)	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$18,034	$13,025	$12,638
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	1,925	2,540	1,520
Depreciation, amortization and accretion	387	200	320
Amortization and accretion on investment securities	999	1,441	2,302
Deferred income taxes	(435)	1,448	362
Investment securities (gains) losses, net	19	(1,035)	(255)
Earnings on bank owned life insurance	(622)	(660)	(688)
Stock awards	308	278	284
Originations of loans held for sale	(19,153)	(25,305)	(22,237)
Proceeds from sales of loans held for sale	19,696	26,086	21,462
Realized gains on loans sold	(382)	(578)	(449)
(Increase) decrease in accrued interest receivable	(256)	(34)	122
Increase (decrease) in accrued interest payable	179	147	(14)
Other, net	787	(1,814)	827
Net cash provided by operating activities	21,486	15,739	16,194
Cash Flows from Investing Activities:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	27,149	58,177	22,372
Proceeds from maturity and principal repayments of securities	54,041	60,081	67,782
Purchase of securities	(67,899)	(54,003)	(55,600)
Purchase of equity securities	(425)	-	-
Proceeds from redemption of Regulatory Stock	10,209	7,425	1,556
Purchase of Regulatory Stock	(9,537)	(8,903)	(3,403)
Net increase in loans	(81,113)	(161,127)	(103,915)
Purchase of interest bearing time deposits	(6,457)	(7,301)	-
Proceeds from matured interest bearing time deposits with other banks	-	744	744
Proceeds from sale of interest bearing time deposits with other banks	1,239	3,243	-
Purchase of premises, equipment and software	(500)	(208)	(587)
Proceeds from sale of foreclosed assets held for sale	942	846	973
Acquisition, net of cash paid	-	(4,399)	-
Net cash used in investing activities	(72,351)	(105,425)	(70,078)
Cash Flows from Financing Activities:
Net increase in deposits	80,213	61,560	17,472
Proceeds from long-term borrowings	10	9	543
Repayments of long-term borrowings	(1,000)	(2,000)	(534)
Net increase (decrease) in short-term borrowed funds	(22,480)	36,993	38,022
Purchase of treasury stock	(1,175)	(979)	(3,227)
Purchase of restricted stock	(307)	-	-
Reissuance of treasury stock to employee stock purchase plan	-	43	59
Dividends paid	(6,116)	(5,177)	(5,081)
Net cash provided by financing activities	49,145	90,449	47,254
Net increase (decrease) in cash and cash equivalents	(1,720)	763	(6,630)
Cash and Cash Equivalents at Beginning of Year	18,517	17,754	24,384
Cash and Cash Equivalents at End of Year	$16,797	$18,517	$17,754

Supplemental Disclosures of Cash Flow Information:
Interest paid	$9,395	$5,662	$5,055
Income taxes paid	$3,050	$4,550	$2,475
Non-cash activities:
Stock dividend	$2,142	$9,023	$1,574
Real estate acquired in settlement of loans	$393	$911	$599
Investments purchased and not settled included in other liabilities	$1,521	$-	$-
Investments sold and not settled included in other assets	$-	$-	$7,759

Acquisition of		S&T State College branch
Non-cash assets acquired
Available-for-sale securities	$-	$-	$-
Interest bearing time deposits with other banks	-	-	-
Loans	-	39,847	-
Premises and equipment	-	86	-
Accrued interest receivable	-	74	-
Bank owned life insurance	-	-	-
Intangibles	-	145	-
Deferred tas asset	-	-	-
Other assets	-	-	-
Goodwill	-	2,207	-
	-	42,359	-

Liabilities assumed
Noninterest-bearing deposits	-	37,880	-
Interest-bearing deposits	-	-	-
Accrued interest payable	-	29	-
Other liabilities	-	51	-
	-	37,960	-
Net non-cash liabilities acquired	-	4,399	-
Cash and cash equivalents acquired	$-	$154	$-

See accompanying notes to consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Organization
Citizens Financial Services, Inc. (individually and collectively, the “Company”) is headquartered in Mansfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, First Citizens Community  Bank (the “Bank”), and its wholly owned subsidiary, First Citizens Insurance Agency, Inc.  On December 11, 2015, the Company completed its acquisition of The First National Bank of Fredericksburg (FNB).  On December 8, 2017, the Bank completed its acquisition of the S&T Bank branch in State College (State College). As of December 31, 2018, the Bank operates twenty six full-service banking branches in Potter, Tioga, Bradford, Clinton, Lebanon, Lancaster, Berks, Schuylkill and Centre counties, Pennsylvania and Allegany County, New York, and a limited branch office in Union county, Pennsylvania. The Bank also provides trust services, including the administration of trusts and estates, retirement plans, and other employee benefit plans, along with a brokerage division that provides a comprehensive menu of investment services. The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services.  The Company and Bank are supervised by the Board of Governors of the Federal Reserve System, while the Bank is subject to additional regulation and supervision by the Pennsylvania Department of Banking.
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
Operating Segments
An operating segment is defined as a component of an enterprise that engages in business activities that generates revenue and incurs expense, and the operating results of which are reviewed by the chief operating decision maker in the determination of resource allocation and performance.  While the Company’s chief decision makers monitor the revenue streams of the various Company’s products, services and regions, operations are managed and financial performance is evaluated on a Company-wide basis.  Consistent with our internal reporting, the Company’s business activities are reported as one segment, which is community banking.

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
Investment Securities
Investment securities at the time of purchase are classified as one of the three following types:
Held-to-Maturity Securities - Includes securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. The Company had no held-to-maturity securities as of December 31, 2018 and 2017.
Trading Securities - Includes debt and equity securities bought and held principally for the purpose of selling them in the near term. Such securities are reported at fair value with unrealized holding gains and losses included in earnings. The Company had no trading securities as of December 31, 2018 and 2017.
Available-for-Sale Securities – Prior to January 1, 2018, this category included debt and equity securities not classified as held-to-maturity or trading securities that will be held for indefinite periods of time. Subsequent to January 1, 2018, it only includes debt securities not classified as held to maturity or trading securities. These securities may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and yield of alternative investments.  Such securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of the estimated income tax effect.
The amortized cost of investment in debt securities is adjusted for amortization of premiums and accretion of discounts, computed by a method that results in a level yield. Gains and losses on the sale of investment securities are computed on the basis of specific identification of the adjusted cost of each security.
Debt securities are periodically reviewed for other-than-temporary impairment. Management considers whether the present value of future cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings.
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
Equity Securities – For 2018, this category includes common stocks of public companies that the Company has the positive intent and ability to hold for an indeterminate amount of time. Such securities are reported at fair value with unrealized holding gains and losses included in earnings.

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

The Company allocates the allowance based on the factors described below, which conform to the Company’s loan classification policy. In reviewing risk within the Bank’s loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The allowance for loan losses consists of amounts applicable to: (i) residential real estate loans; (ii) commercial real estate (iii) agricultural real estate loans; (iv) construction; (v) consumer loans; (vi) other commercial loans (vii) other agricultural loans and (viii) state and political subdivision loans. Factors considered in this process include general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are evaluated to determine additional inherent risks in the loan portfolio, which are not necessarily reflected in the historical loss percentages. These factors are then added to the historical allocation percentage to get the adjusted factor to be applied to non classified loans. The following qualitative factors are analyzed:
•	Level of and trends in delinquencies, impaired/classified loans
•	Change in volume and severity of past due loans
•	Volume of non-accrual loans
•	Volume and severity of classified, adversely or graded loans
•	Level of and trends in charge-offs and recoveries
•	Trends in volume, terms and nature of the loan portfolio
•	Effects of any changes in risk selection and underwriting standards and any other changes in lending and recovery policies, procedures and practices
•	Changes in the quality of the Bank’s loan review system
•	Experience, ability and depth of lending management and other relevant staff
•	National, state, regional and local economic trends and business conditions
•	General economic conditions
•	Unemployment rates
•	Inflation / CPI
•	Changes in values of underlying collateral for collateral-dependent loans
•	Industry conditions including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses.
•	Existence and effect of any credit concentrations, and changes in the level of such concentrations
•	Any change in the level of board oversight
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

Purchased Credit Impaired Loans
The Company purchased loans in connection with its acquisition of FNB in 2015 and its acquisition of the State College branch in 2017, some of which showed evidence of credit deterioration as of the acquisition since origination. These purchased credit impaired (PCI) loans were recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Over the life of the loan, expected cash flows continue to be estimated. If this subsequent estimate indicated that the present value of expected cash flows is less than the carrying amount, a charge to the allowance for loan loss is made through a provision. If the estimate indicates that the present value of the expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.
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

MSRs arise from the Company originating certain loans for the express purpose of selling such loans in the secondary market.  The Company maintains all servicing rights for these loans.  The loans held for sale are carried at lower of cost or market.  Originated MSRs are recorded by allocating total costs incurred between the loan and servicing rights based on their relative fair values.  MSRs are amortized in proportion to the estimated servicing income over the estimated life of the servicing portfolio and measured annually for impairment.
The recoverability of the carrying value of intangible assets is evaluated on an ongoing basis, and permanent declines in value, if any, are charged to expense.
Goodwill
The Company utilizes a two-step process for testing the impairment of goodwill on at least an annual basis.  This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts.  The Company may also perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on the fair value of the reporting unit, no impairment of goodwill was recognized in 2018, 2017 or 2016.
Bank Owned Life Insurance
The Company has purchased life insurance policies on certain employees. Prior to January 1, 2015, the Company was the owner and sole beneficiary of the policies. Effective January 1, 2015, the insurance policies were restructured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these restructured agreements, the Bank receives the cash surrender value of the policy plus 50% of the benefit in excess of the cash surrender value and the remaining amount of the payout will be given to the beneficiary of the policy. Additionally, as a result of the acquisition of FNB, the Company acquired life insurance policies on former FNB employees and directors. The policies obtained as part of the acquisition provide a fixed dollar benefit to the former employee or director beneficiaries, whether or not the insured person is affiliated with the Company at the time of his or her death. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized.  Increases in the cash surrender value are recognized as other non-interest income.  The obligation of $648,000 and $578,000 under split-dollar benefit agreements to former employees and directors or their beneficiaries have been recognized as liabilities on the consolidated balance sheet.at December 31, 2018 and 2017.
Income Taxes
The Company and the Bank file a consolidated federal income tax return.  Deferred tax assets and liabilities are computed based on the difference between the financial statement basis and income tax basis of assets and liabilities using the enacted marginal tax rates.  Deferred income tax expenses or benefits are based on the changes in the net deferred tax asset or liability from period to period. The Tax Cuts and Jobs Act, enacted on December 22, 2017, lowered the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result, the carrying value of net deferred tax assets was reduced which increased income tax expense by $1,531,000 in 2017.
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
The Company has an employee stock purchase plan that allows employees to withhold money from their paychecks, which is then utilized to purchase shares of the Company’s stock on either the open market or through treasury stock, if shares are unavailable on the open market.
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
The Company maintains a non-tax qualified executive deferred compensation plan (“Deferred Compensation Plan”) for eligible employees designated by the board of directors.  Each of the named executive officers are eligible to participate in the Deferred Compensation Plan. The Deferred Compensation Plan is considered an unfunded plan for tax and ERISA purposes and all obligations arising under the Deferred Compensation Plan are payable from the general assets of the Company.  Expenses under the Deferred Compensation Plan are recognized as earned over the expected years of service.
Advertising Costs
Advertising costs are generally expensed as incurred and amounted to $361,000, $343,000 and $356,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
Comprehensive Loss
The Company is required to present comprehensive income in a full set of general purpose financial statements for all periods presented. Other comprehensive loss is comprised of unrealized holding gains (losses) on the available-for-sale securities portfolio and unrecognized pension costs.
Recent Accounting Pronouncements - Adopted
In May 2014,the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which was subsequently amended, modified, and/or clarified with ASU 2015-14, 2016-08, 2016-10, 2016-12, 2017-05, and 2017-10. The standard requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU replaces most existing revenue recognition guidance in GAAP. The new standard and its related amendments was effective for the Company on January 1, 2018. Adoption of ASU 2014-09 did not have a material impact on the Company's consolidated financial statements other than additional disclosures for revenue recognition in Note 2 as the Company's primary sources of revenues are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of ASU 2014-09.

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
The Company has adopted this standard during the reporting period on a prospective basis. The Company implemented changes to the measurement of the fair value of financial instruments using an exit price notion for disclosure purposes included in Note 18 to the financial statements. The December 31, 2018 fair value of each class of financial instruments disclosure did utilize the exit price notion when measuring fair value and, therefore, may not be comparable to the December 3l, 2017 disclosure.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in practice.  The Company adopted this standard during the year, which did not have a significant impact on the Company’s financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), which requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs.  Consequently, the amendments in this Update eliminate the exception for an intra-entity transfer of an asset other than inventory. ASU 2016-16 became effective for us on January 1, 2018 and did not have a significant impact on our financial statements.
In October 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 became effective for us on January 1, 2018 and did not have a significant impact on our financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which provides a more robust framework to use in determining when a set of assets and activities (collectively referred to as a “set”) is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. ASU 2017-01 became effective for us on January 1, 2018 and did not have a significant impact on our financial statements.
In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20). The amendments in this Update clarify what constitutes a financial asset within the scope of Subtopic 610-20.  The amendments also clarify that entities should identify each distinct nonfinancial asset or in substance nonfinancial asset that is promised to a counterparty and to derecognize each asset when the counterparty obtains control.  There is also additional guidance provided for partial sales of a nonfinancial asset and when derecognition, and the related gain or loss, should be recognized. ASU 2017-05 became effective for us on January 1, 2018 and did not have a significant impact on our financial statements.
In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 71S). The amendments in this Update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. The Company adopted the standard on January 1, 2018, which resulted in a reclassification of $(199)and ($123) from Salaries and employee benefits into other noninterest expenses on the Consolidated Statement of Income for the years ended December 31, 2017 and 2016, respectively. See Note 11 for additional information on the presentation of these pension cost components.
Recent Accounting Pronouncements – Not yet effective
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis.  ASU 2016-02 will be effective for us on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) - Targeted Improvements,” which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Upon adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 on January 1, 2019, we expect to recognize right-of-use assets and related lease liabilities totaling $1.5 million each. We expect to elect to apply certain practical expedients provided under ASU 2016-02 whereby we will not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also do not expect to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). We expect to account for lease and non-lease components separately because such amounts are readily determinable under our lease contracts and because we expect this election will result in a lower impact on our balance sheet. We expect to utilize the modified-retrospective transition approach prescribed by ASU 2018-11.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. In that regard, we have formed a cross-functional working group, under the direction of our Chief Financial Officer. The working group is comprised of individuals from various functional areas including credit, loan origination and finance. We are currently working through our implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development and documentation; and system configuration, among other things. We are also in the process of implementing a third-party vendor solution to assist us in the application of the ASU 2016-13. The adoption of the ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan portfolio as well as the prevailing economic conditions and forecasts as of the adoption date.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test.  In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. This Update is not expected to have a significant impact on the Company’s consolidated financial statements.
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
ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 118, ASU 2018-05 amends the Accounting Standards Codification to incorporate various SEC paragraphs pursuant to the issuance of SAB 118. SAB 118 addresses the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. See Note 12 - Income Taxes.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes the Disclosure Requirements for Fair Value Measurements.  The Update removes the requirement to disclose the amount of and reasons for transfers between Level I and Level II of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level III fair value measurements. The Update requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level III fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level III fair value measurements. This Update is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  This Update is not expected to have a significant impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits (Topic 715-20). This Update amends ASC 715 to add, remove and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The Update eliminates the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as part of net periodic benefit cost over the next year. The Update also removes the disclosure requirements for the effects of a one-percentage-point change on the assumed health care costs and the effect of this change in rates on service cost, interest cost and the benefit obligation for postretirement health care benefits. This Update is effective for public business entities for fiscal years ending after December 15, 2020, and must be applied on a retrospective basis.  For all other entities, this Update is effective for fiscal years ending after December 15, 2021.  This Update is not expected to have a significant impact on the Company’s consolidated financial statements.
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

	2018	2017	2016
Basic earnings per share computation:
Net income applicable to common stock	$18,034,000	$13,025,000	$12,638,000
Weighted average common shares outstanding	3,505,218	3,515,638	3,541,769
Earnings per share - basic	$5.14	$3.70	$3.57

Diluted earnings per share computation:
Net income applicable to common stock	$18,034,000	$13,025,000	$12,638,000

Weighted average common shares outstanding for basic earnings per share	3,505,218	3,515,638	3,541,769
Add: Dilutive effects of restricted stock	1,988	1,724	1,556
Weighted average common shares outstanding for dilutive earnings per share	3,507,206	3,517,362	3,543,325
Earnings per share - dilutive	$5.14	$3.70	$3.57
Nonvested shares of restricted stock totaling 3,201, 3,403 and 3,087 were outstanding during 2018, 2017 and 2016, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. These anti-dilutive shares had per share prices ranging from $47.81-$61.04, $46.69-$53.15 and $46.69-$53.15 for 2018, 2017 and 2016, respectively.
Reclassification
Certain of the prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income or stockholders’ equity.
2. REVENUE RECOGNITION
Effective January 1, 2018, the Company adopted Accounting Standards Update ASU 2014-09 Revenue from Contracts with Customers – Topic 606 and all subsequent ASUs that modified ASC 606. The Company has elected to apply the standard to all prior periods presented utilizing the full retrospective approach. The implementation of the new standard had no material impact to the measurement or recognition of revenue of prior periods. Management determined that the primary sources of revenue emanating from interest and dividend income on loans and investments along with noninterest revenue resulting from investment security gains, loan servicing, gains on loans sold and earnings on bank owned life insurances are not within the scope of ASC 606. As a result, no changes were made during the period related to these sources of revenue, which cumulatively comprise 89.9% of the total revenue of the Company for the year ended December 31, 2018, respectively. The main types of noninterest income within the scope of the standard are as follows:
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

•
Trust fees – Typical contracts for trust services are based on a fixed percentage of the assets earned ratably over a defined period and billed on a monthly basis. Fees charged to customers’ accounts are recognized as revenue over the period during which the Company fulfills its performance obligation under the contract (i.e., holding client asset in a managed fiduciary trust account). For these accounts, the performance obligation of the Company is typically satisfied by holding and managing the customer’s assets over time. Other fees related to specific customer requests are attributable to specific performance obligations of the Company where the revenue is recognized at a defined point in time, upon completion of the requested service/transaction.

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

•
Brokerage and insurance – Fees includes commissions from the sales of investments and insurance products recognized on a trade date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Additional fees are based on a percentage of the market value of customer accounts and billed on a monthly or quarterly basis. The Company’s performance obligation under the contracts with certain customers is generally satisfied through the passage of time as the Company monitors and manages the assets in the customer’s portfolio and is not dependent on certain return or performance level of the customer’s portfolio. Fees for these services are billed monthly and are recorded as revenue at the end of the month for which the wealth management service has been performed. Other performance obligations (such as the delivery of account statements to customers) are generally considered immaterial to the overall transaction price.

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the year ended December 31, 2018 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time.
Revenue stream
Service charges on deposit accounts
Overdraft fees	$1,551
Statement fees	206
Interchange revenue	2,259
ATM income	400
Other service charges	251
Total Service Charges	4,667
Trust	705
Brokerage and insurance	790
Other	350
Total	$6,512
3. RESTRICTIONS ON CASH AND DUE FROM BANKS
The Bank is required to maintain reserves, in the form of cash balances with the Federal Reserve Bank, against its deposit liabilities.  The amount of such reserves was $2,751,000 and $2,645,000 at December 31, 2018 and 2017, respectively.
Non-retirement account deposits with one financial institution are insured up to $250,000. At times, the Company maintains cash and cash equivalents with other financial institutions in excess of the insured amount.
4. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses, and fair value of investment securities at December 31, 2018 and 2017 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$106,516	$509	$(640)	$106,385
U.S. Treasuries	33,813	-	(455)	33,358
Obligations of state and
political subdivisions	52,074	150	(177)	52,047
Corporate obligations	3,000	34	-	3,034
Mortgage-backed securities in
government sponsored entities	46,839	59	(712)	46,186
Total available-for-sale securities	$242,242	$752	$(1,984)	$241,010

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
2017	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$99,454	$26	$(593)	$98,887
U.S. Treasuries	28,782	-	(178)	28,604
Obligations of state and
political subdivisions	78,409	820	(139)	79,090
Corporate obligations	3,000	83	-	3,083
Mortgage-backed securities in
government sponsored entities	45,385	19	(377)	45,027
Equity securities in financial institutions	92	-	(1)	91
Total available-for-sale securities	$255,122	$948	$(1,288)	$254,782

The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at December 31, 2018 and 2017 (in thousands).  As of December 31, 2018, the Company owned 110 securities each of  whose fair value was less than its cost basis.
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2018	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$5,981	$(5)	$52,673	$(635)	$58,654	$(640)
U.S. Treasuries	4,948	(31)	28,410	(424)	33,358	(455)
Obligations of states and
political subdivisions	8,979	(22)	12,441	(155)	21,420	(177)
Mortgage-backed securities in
government sponsored entities	5,272	(18)	32,570	(694)	37,842	(712)
Total securities	$25,180	$(76)	$126,094	$(1,908)	$151,274	$(1,984)

2017
U.S. agency securities	$74,952	$(421)	$16,928	$(172)	$91,880	$(593)
U.S. Treasuries	28,604	(178)	-	-	28,604	(178)
Obligations of states and
political subdivisions	14,885	(85)	5,958	(54)	20,843	(139)
Mortgage-backed securities in
government sponsored entities	27,154	(190)	13,822	(187)	40,976	(377)
Equity securities in financial institutions	91	(1)	-	-	91	(1)
Total securities	$145,686	$(875)	$36,708	$(413)	$182,394	$(1,288)

As of December 31, 2018, the Company’s investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, U.S Treasury securities, obligations of states and political subdivisions and  mortgage backed securities in government sponsored entities. For fixed maturity available for sale investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. As of December 31, 2018 and 2017, the Company had concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.
Proceeds from sales of securities available-for-sale during 2018, 2017 and 2016 were $27,149,000, $58,177,000, and $22,372,000, respectively. The gross gains realized during 2018 consisted of $160,000 from the sale of fourteen municipal securities. The gross losses realized during 2018 consisted of $179,000 from the sale of seven agency securities. The gross gains realized during 2017 consisted of $23,000, $20,000, $13,000 and $1,149,000 from the sales of ten agency securities, one mortgage backed security, thirteen interest bearing time deposits with other banks and five equity security positions. The gross losses realized during 2017 consisted of $170,000 from the sale of fourteen agency securities. The gross gains realized during 2016 consisted of $72,000, $27,000, $80,000 and $133,000 from the sales of four agency securities, two US treasury notes, four municipal securities and portions of three equity security positions, respectively. The gross losses realized during 2016 consisted of $22,000 and $35,000 from the sales of four agency securities and six corporate securities. Gross gains and gross losses were realized as follows on available for sale securities (in thousands):
	2018	2017	2016
Gross gains	$160	$1,205	$312
Gross losses	(179)	(170)	(57)
Net (losses) gains	$(19)	$1,035	$255
The Company’s portfolio of equity securities experienced no net gain or loss during the year.
Investment securities with an approximate carrying value of $221,191,000 and $243,382,000 at December 31, 2018 and 2017, respectively, were pledged to secure public funds and certain other deposits as provided by law and certain borrowing arrangements of the Company.
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of debt securities at December 31, 2018, by contractual maturity are shown below (in thousands). Municipal securities that have been refunded and will therefore pay-off on the call date are reflected in the table below utilizing the call date as the date of repayment as payment is guaranteed on that day:

	Amortized
	Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$23,212	$23,138
Due after one year through five years	111,439	110,666
Due after five years through ten years	55,904	55,838
Due after ten years	51,687	51,368
Total	$242,242	$241,010

5. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES
The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout north central and south central Pennsylvania and southern New York.  Although the Company has a diversified loan portfolio at December 31, 2018 and 2017, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio, as well as how those segments are analyzed within the allowance for loan losses as of December 31, 2018 and 2017 (in thousands):
2018	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$215,305	$890	$28	$214,387
Commercial	319,265	13,327	1,321	304,617
Agricultural	284,520	5,592	-	278,928
Construction	33,913	-	-	33,913
Consumer	9,858	-	-	9,858
Other commercial loans	74,118	2,206	510	71,402
Other agricultural loans	42,186	1,435	-	40,751
State and political subdivision loans	102,718	-	-	102,718
Total	1,081,883	23,450	1,859	1,056,574
Allowance for loan losses	12,884	676	-	12,208
Net loans	$1,068,999	$22,774	$1,859	$1,044,366

2017	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$214,479	$1,065	$33	$213,381
Commercial	308,084	13,864	1,460	292,760
Agricultural	239,957	3,901	702	235,354
Construction	13,502	-	-	13,502
Consumer	9,944	8	-	9,936
Other commercial loans	72,013	4,197	443	67,373
Other agricultural loans	37,809	1,363	-	36,446
State and political subdivision loans	104,737	-	-	104,737
Total	1,000,525	24,398	2,638	973,489
Allowance for loan losses	11,190	410	-	10,780
Net loans	$989,335	$23,988	$2,638	$962,709
As of December 31, 2018 and 2017, net unamortized loan fees and costs of $918,000 and $794,000, respectively, were included in the carrying value of loans. Purchased loans acquired in connection with the FNB acquisition and the State College branch acquisition were recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.
Upon acquisition, the Company evaluated whether an acquired loan was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired (“PCI”) loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The fair value of PCI loans, on the acquisition date, was determined, primarily based on the fair value of the loans’ collateral. The carrying value of PCI loans was $1,859,000 and $2,638,000 at December 31, 2018 and December 31, 2017, respectively. The carrying value of the PCI loans was determined by projected discounted contractual cash flows.
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

Changes in the amortizable yield for PCI loans were as follows for the years ended December 31, 2018 and 2017 (in thousands):
	December 31, 2018	December 31, 2017
Balance at beginning of period	$106	$389
Accretion	(95)	(632)
Reclassification of non-accretable discount	93	349
Balance at end of period	$104	$106
The following table presents additional information regarding PCI loans (in thousands):
	December 31, 2018	December 31, 2017
Outstanding balance	$4,529	$5,295
Carrying amount	1,859	2,638
Real estate loans serviced for Freddie Mac, Fannie Mae and the FHLB, which are not included in the Consolidated Balance Sheet, totaled $147,072,000 and $142,972,000 at December 31, 2018 and 2017, respectively. Loans sold to Freddie Mac and Fannie Mae were sold without recourse and total $122,219,000 and $114,643,000 at December 31, 2018 and 2017, respectively. Additionally, the Bank acquired a portfolio of loans sold to the FHLB during the acquisition of FNB, which were sold under the Mortgage Partnership Finance Program ("MPF"). The Bank was not an active participant in the MPF program in 2018 or 2017. The MPF portfolio balance was $24,853,000 and $28,329,000 at December 31, 2018 and 2017, respectively. The FHLB maintains a first-loss position for the MPF portfolio that totals $133,000. Should the FHLB exhaust its first-loss position, recourse to the Bank's credit enhancement would be up to the next $856,000 of losses. The Bank did not experience any losses for the MPF portfolio during 2018, 2017 or 2016.
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

The following table includes the recorded investment and unpaid principal balances for impaired loans by class, with the associated allowance amount as of December 31, 2018 and 2017, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
2018	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$932	$515	$288	$803	$10
Home Equity	106	12	75	87	14
Commercial	16,326	11,933	1,394	13,327	216
Agricultural	5,598	2,386	3,206	5,592	84
Other commercial loans	2,711	1,836	370	2,206	193
Other agricultural loans	1,487	120	1,315	1,435	159
Total	$27,160	$16,802	$6,648	$23,450	$676

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
2017	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$1,055	$273	$700	$973	$47
Home Equity	92	40	52	92	9
Commercial	16,363	13,154	710	13,864	94
Agricultural	5,231	3,283	618	3,901	3
Consumer	10	2	6	8	-
Other commercial loans	4,739	3,766	431	4,197	231
Other agricultural loans	1,397	1,238	125	1,363	26
Total	$28,887	$21,756	$2,642	$24,398	$410
The following table includes the average investment in impaired loans and the income recognized on impaired loans for 2018, 2017 and 2016 (in thousands):

			Interest
	Average	Interest	Income
	Recorded	Income	Recognized
2018	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$944	$13	$-
Home Equity	95	4	-
Commercial	13,907	506	20
Agricultural	4,736	151	-
Consumer	1	-	-
Other commercial loans	3,659	89	-
Other agricultural loans	1,401	23	-
Total	$24,743	$786	$20

			Interest
	Average	Interest	Income
	Recorded	Income	Recognized
2017	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$900	$13	$-
Home Equity	67	4	-
Commercial	11,567	385	7
Agricultural	3,574	131	-
Consumer	3	-	-
Other commercial loans	4,790	152	52
Other agricultural loans	1,491	65	-
Total	$22,392	$750	$59

			Interest
	Average	Interest	Income
	Recorded	Income	Recognized
2016	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$590	$13	$-
Home Equity	59	4	-
Commercial	5,959	69	1
Agricultural	361	17	-
Consumer	-	-	-
Other commercial loans	5,715	87	6
Other agricultural loans	190	11	-
Total	$12,874	$201	$7
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
The following tables represent credit exposures by internally assigned grades as of December 31, 2018 and 2017 (in thousands):
	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
2018
Real estate loans:
Commercial	$297,690	$10,792	$10,743	$40	$-	$319,265
Agricultural	264,732	10,017	9,771	-	-	284,520
Construction	33,913	-	-	-	-	33,913
Other commercial loans	70,425	777	2,800	116	-	74,118
Other agricultural loans	38,628	1,724	1,834	-	-	42,186
State and political subdivision loans	92,666	9,481	571	-	-	102,718
Total	$798,054	$32,791	$25,719	$156	$-	$856,720

2017	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$281,742	$15,029	$11,271	$42	$-	$308,084
Agricultural	222,198	11,538	6,221	-	-	239,957
Construction	13,364	-	138	-	-	13,502
Other commercial loans	67,706	615	3,567	125	-	72,013
Other agricultural loans	34,914	1,325	1,570	-	-	37,809
State and political subdivision loans	94,125	-	10,612	-	-	104,737
Total	$714,049	$28,507	$33,379	$167	$-	$776,102
For residential real estate mortgages, home equities and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below and all loans past due 90 or more days. The following table presents the recorded investment in those loan classes based on payment activity as of December 31, 2018 and 2017 (in thousands):
2018	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$155,360	$1,099	$28	$156,487
Home Equity	58,736	82	-	58,818
Consumer	9,832	26	-	9,858
Total	$223,928	$1,207	$28	$225,163

2017	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$152,820	$1,492	$33	$154,345
Home Equity	60,022	112	-	60,134
Consumer	9,895	49	-	9,944
Total	$222,737	$1,653	$33	$224,423

Aging Analysis of Past Due Loans by Class
Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loans as of December 31, 2018 and 2017 (in thousands):
	30-59 Days	60-89 Days	90 Days	Total Past			Total Financing	90 Days Past Due
2018	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	And Accruing
Real estate loans:
Mortgages	$483	$789	$686	$1,958	$154,501	$28	$156,487	$20
Home Equity	257	108	63	428	58,390	-	58,818	-
Commercial	999	631	4,706	6,336	311,608	1,321	319,265	36
Agricultural	121	-	3,184	3,305	281,215	-	284,520	-
Construction	-	-	-	-	33,913	-	33,913	-
Consumer	37	14	12	63	9,795	-	9,858	12
Other commercial loans	141	53	2,061	2,255	71,353	510	74,118	-
Other agricultural loans	-	-	1,201	1,201	40,985	-	42,186	-
State and political
subdivision loans	-	-	-	-	102,718	-	102,718	-
Total	$2,038	$1,595	$11,913	$15,546	$1,064,478	$1,859	$1,081,883	$68

Loans considered non-accrual	$72	$253	$11,845	$12,170	$1,554	$-	$13,724
Loans still accruing	1,966	1,342	68	3,376	1,062,924	1,859	1,068,159
Total	$2,038	$1,595	$11,913	$15,546	$1,064,478	$1,859	$1,081,883

	30-59 Days	60-89 Days	90 Days	Total Past			Total Financing	90 Days Past Due
2017	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	and Accruing
Real estate loans:
Mortgages	$996	$362	$810	$2,168	$152,144	$33	$154,345	$218
Home Equity	277	86	78	441	59,693	-	60,134	-
Commercial	1,353	1,010	3,865	6,228	300,396	1,460	308,084	162
Agricultural	242	-	205	447	238,808	702	239,957	30
Construction	-	-	133	133	13,369	-	13,502	-
Consumer	53	33	49	135	9,809	-	9,944	7
Other commercial loans	132	-	2,372	2,504	69,066	443	72,013	32
Other agricultural loans	-	42	106	148	37,661	-	37,809	106
State and political
subdivision loans	-	-	-	-	104,737	-	104,737	-
Total	$3,053	$1,533	$7,618	$12,204	$985,683	$2,638	$1,000,525	$555

Loans considered non-accrual	$816	$281	$7,063	$8,160	$2,011	$-	$10,171
Loans still accruing	2,237	1,252	555	4,044	983,672	2,638	990,354
Total	$3,053	$1,533	$7,618	$12,204	$985,683	$2,638	$1,000,525

Nonaccrual Loans
Loans are considered for nonaccrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans or if full payment of principal and interest is not expected.
The following table reflects the loans on nonaccrual status as of December 31, 2018 and 2017, respectively. The balances are presented by class of loan (in thousands):
	2018	2017
Real estate loans:
Mortgages	$1,079	$1,274
Home Equity	82	112
Commercial	5,957	5,192
Agricultural	3,206	175
Construction	-	133
Consumer	14	42
Other commercial loans	2,185	2,637
Other agricultural loans	1,201	606
	$13,724	$10,171
Interest income on loans would have increased by approximately $961,000, $709,000 and $603,000 during 2018. 2017 and 2016, respectively, if these loans had performed in accordance with their terms.
Troubled Debt Restructurings (TDR)
In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. Management strives to identify borrowers in financial difficulty early and work with them to modify more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company’s investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower’s ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  Based on this evaluation management would no longer consider a loan to be a TDR when the relevant facts support such a conclusion. As of December 31, 2018, 2017 and 2016, included within the allowance for loan losses are reserves of $255,000, $41,000 and $29,000, respectively, that are associated with loans modified as TDRs.
Loan modifications that are considered TDRs completed during the years ended December 31, 2018, 2017 and 2016 were as follows (dollars in thousands):

	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
2018	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Mortgages	-	1	$-	$7	$-	$7
Home Equity	-	1	-	1	-	1
Commercial	-	2	-	683	-	683
Agricultural	-	5	-	3,209	-	3,209
Other agricultural loans	-	4	-	176	-	176
Total	-	13	$-	$4,076	$-	$4,076

2017
Real estate loans:
Home Equity	-	1	$-	$25	$-	$25
Commercial	-	5	-	7,021	-	7,021
Agricultural	-	4	-	1,475	-	1,475
Other commercial loans	-	1	-	9	-	9
Other agricultural loans	-	1	-	161	-	161
Total	-	12	$-	$8,691	$-	$8,691

2016
Real estate loans:
Commercial	-	4	$-	$1,188	$-	$1,188
Agricultural	-	5	-	1,956	-	1,956
Other commercial loans	-	3	-	3,076	-	3,076
Other agricultural loans	-	7	-	1,558	-	1,558
Total	-	19	$-	$7,778	$-	$7,778

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The following table presents the recorded investment in loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which begin January 1, 2018, 2017 and 2016, respectively, and that subsequently defaulted during these reporting periods (dollars in thousands):

	December 31, 2018		December 31, 2017		December 31, 2016
	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Real estate loans:
Commercial	2	$683	-	$-	-	$-
Agricultural	2	1,325	-	-	-	-
Other agricultural loans	1	161	2	632	-	-
Total recidivism	5	$2,169	2	$632	-	$-
Foreclosed Assets Held For Sale
Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of December 31, 2018 and 2017 included with other assets are $601,000, and $1,119,000, respectively, of foreclosed assets. As of December 31, 2018, included within the foreclosed assets is $197,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of December 31, 2018, the Company has initiated formal foreclosure proceedings on $2,635,000 of consumer residential mortgages, which have not yet been transferred into foreclosed assets.

Allowance for Loan Losses
The following tables roll forward the balance of the allowance for loan and lease losses for the years ended December 31, 2018, 2017 and 2016 and is segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2018, 2017 and 2016 (in thousands):
	Balance at December 31, 2017	Charge-offs	Recoveries	Provision	Balance at December 31, 2018	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$1,049	$(118)	$69	$105	$1,105	$24	$1,081
Commercial	3,867	(66)	3	311	4,115	216	3,899
Agricultural	3,143	-	-	1,121	4,264	84	4,180
Construction	23	-	-	35	58	-	58
Consumer	124	(40)	31	5	120	-	120
Other commercial loans	1,272	(91)	30	143	1,354	193	1,161
Other agricultural loans	492	(50)	1	309	752	159	593
State and political
subdivision loans	816	-	-	(54)	762	-	762
Unallocated	404	-	-	(50)	354	-	354
Total	$11,190	$(365)	$134	$1,925	$12,884	$676	$12,208

	Balance at December 31, 2016	Charge-offs	Recoveries	Provision	Balance at December 31, 2017	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$1,064	$(107)	$-	$92	$1,049	$56	$993
Commercial	3,589	(41)	11	308	3,867	94	3,773
Agricultural	1,494	(30)	-	1,679	3,143	3	3,140
Construction	47	-	-	(24)	23	-	23
Consumer	122	(130)	49	83	124	-	124
Other commercial loans	1,327	-	16	(71)	1,272	231	1,041
Other agricultural loans	312	(5)	1	184	492	26	466
State and political
subdivision loans	833	-	-	(17)	816	-	816
Unallocated	98	-	-	306	404	-	404
Total	$8,886	$(313)	$77	$2,540	$11,190	$410	$10,780

	Balance at December 31, 2015	Charge-offs	Recoveries	Provision	Balance at December 31, 2016	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$905	$(85)	$-	$244	$1,064	$32	$1,032
Commercial	3,376	(100)	479	(166)	3,589	45	3,544
Agricultural	409	-	-	1,085	1,494	54	1,440
Construction	24	-	-	23	47	-	47
Consumer	102	(100)	88	32	122	-	122
Other commercial loans	1,183	(55)	33	166	1,327	326	1,001
Other agricultural loans	122	-	-	190	312	30	282
State and political				-
subdivision loans	593	-	-	240	833	-	833
Unallocated	392	-	-	(294)	98	-	98
Total	$7,106	$(340)	$600	$1,520	$8,886	$487	$8,399

As discussed in Footnote 1, management evaluates various qualitative factors on a quarterly basis. The following are explanations for the changes in the allowance by portfolio segments:
2018
Residential - There was a slight increase in the historical loss factor for residential loans when comparing 2017 and 2018. The specific reserve for residential loans decreased slightly between 2017 and 2018.  The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for residential loan categories due to a decrease in the unemployment rates in the local economy during 2018.
Commercial real estate– There was no change in the historical loss factor for commercial real estate loans from 2017 to 2018. The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for all commercial real estate loans due to a decrease in the unemployment rates in the local economy during 2018. The qualitative factors for changes in the levels of and trends in delinquencies, impaired and classified loans was decreased due to a lower amount of substandard loans.
Agricultural real estate – There was no change in the historical loss factor for agricultural real estate loans from 2017 to 2018.  The specific reserve for agricultural real estate loans increased from 2017 to 2018. The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans was increased for agricultural real estate due to an increase in classified and past due loans.  The qualitative factor for industry conditions, including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses, was increased for agricultural real estate due to the prices received for products sold in relation to costs to produce, specifically in the dairy economy in 2018 which negatively affected customer earnings. The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for agricultural real estate loans due to a decrease in the unemployment rates in the local economy during 2018.
Other commercial - There was an increase in the historical loss factor for other commercial loans when comparing 2017 and 2018. The specific reserve for other commercial loans decreased from 2017 to 2018. The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for other commercial loans due to a decrease in the unemployment rates in the local economy during 2018.
Other agricultural - There was an increase in the historical loss factor for other agricultural loans from 2017 to 2018.  The specific reserve for other agricultural loans increased from 2017 to 2018. The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for other agricultural loans due to an increase in past due loans. The qualitative factor for industry conditions, including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses, was increased for other agricultural loans due to the prices received for products sold in relation to costs to produce, specifically in the dairy economy in 2018 which negatively affected customer earnings. The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for other agricultural loan categories due to a decrease in the unemployment rates in the local economy during 2018.
Municipal loans - There was no change in the historical loss factor or specific reserve for municipal loans from 2017 to 2018. The qualitative factor for national, state, regional and local economic trends and business conditions was decreased for municipal loans due to a decrease in the unemployment rates in the local economy during 2018.
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
Municipal loans - There was no change in the historical loss factor or the specific reserve for municipal loans from 2015 to 2016. The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans were increased for municipal loans due to an increase in classified loans. The qualitative factor for national, state, regional and local economic trends and business conditions was increased for municipal loans due to an increase in the unemployment rates in the local economy during 2016. The qualitative factors for trends in volume, terms and nature of the loan portfolio were decreased for municipal loans due to this loan segment making up a smaller portion of the Bank’s overall loan portfolio as we continue to grow commercial and agricultural loans. The qualitative factors for experience, ability, and depth of lending management was decreased for municipal loans due to employees gaining additional experience and the use of a third party in reviewing loan information.
6. PREMISES & EQUIPMENT
Premises and equipment at December 31, 2018 and 2017 are summarized as follows (in thousands):

	December 31,
	2018	2017
Land	$5,110	$5,110
Buildings	17,496	17,402
Furniture, fixtures and equipment	6,798	6,698
Construction in process	300	16
	29,704	29,226
Less: accumulated depreciation	13,431	12,703
Premises and equipment, net	$16,273	$16,523
Depreciation expense amounted to $751,000, $776,000 and $763,000 for 2018, 2017 and 2016, respectively.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table provides the gross carrying value and accumulated amortization of intangible assets as of December 31, 2018 and 2017 (in thousands):
	December 31, 2018			December 31, 2017
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$1,725	$(1,066)	$659	$1,605	$(912)	$693
Core deposit intangibles	1,786	(851)	935	1,786	(586)	1,200
Covenant not to compete	125	(96)	29	125	(65)	60
Total amortized intangible assets	$3,636	$(2,013)	$1,623	$3,516	$(1,563)	$1,953
Unamortized intangible assets:
Goodwill	$23,296			$23,296
(1) Excludes fully amortized intangible assets
The following table provides the current year and estimated future amortization expense for the next five years of amortized intangible assets (in thousands). We based our projections of amortization expense shown below on existing asset balances at December 31, 2018. Future amortization expense may vary from these projections:
	MSRs	Core deposit intangibles	Covenant not to compete	Total
Year ended December 31, 2018 (actual)	$184	$265	$31	$480
Estimate for year ending December 31,
2019	181	230	29	440
2020	143	197	-	340
2021	111	165	-	276
2022	83	133	-	216
2023	60	100	-	160
8. FEDERAL HOME LOAN BANK (FHLB) STOCK
As a member of the FHLB of Pittsburgh, the Bank is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of December 31, 2018 and 2017, the Bank held $5,348,000 and $6,021,000, respectively, of FHLB stock. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) A significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios have improved, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members and has paid a quarterly cash dividend.

9. DEPOSITS
The following table shows the breakdown of deposits as of December 31, 2018 and 2017, by deposit type (in thousands):
	2018	2017
Non-interest-bearing deposits	$179,971	$171,840
NOW accounts	336,756	337,307
Savings deposits	205,334	184,057
Money market deposit accounts	164,625	145,287
Certificates of deposit	298,470	266,452
Total	$1,185,156	$1,104,943
Certificates of deposit of $250,000 or more amounted to $67,191,000 and $62,561,000 at December 31, 2018 and 2017, respectively.
Following are maturities of certificates of deposit as of December 31, 2018 (in thousands):
2019	$135,301
2020	64,136
2021	44,387
2022	34,410
2023	17,332
Thereafter	2,904
Total certificates of deposit	$298,470
10. BORROWED FUNDS AND REPURCHASE AGREEMENTS
The following table shows the breakdown of borrowed funds as of December 31, 2018 and 2017 (dollars in thousands):
	Securities
	Sold Under						Total
	Agreements to	FHLB	Federal Funds	FRB	Notes	Term	Borrowed
	Repurchase(a)	Advances(b)	Lines (c)	BIC Line (d)	Payable(e)	Loans(f)	Funds
2018
Balance at December 31	$17,983	$52,186	$-	$-	$7,500	$13,525	$91,194
Highest balance at any month-end	17,983	114,817	-	-	7,500	14,525	154,825
Average balance	15,226	81,123	-	12	7,500	14,051	117,912
Weighted average interest rate:
Paid during the year	1.77%	2.06%	2.38%	2.47%	5.03%	2.44%	2.26%
As of year-end	2.19%	2.62%	0.00%	0.00%	5.56%	2.40%	2.74%
2017
Balance at December 31	$14,989	$77,650	$-	$-	$7,500	$14,525	$114,664
Highest balance at any month-end	16,643	78,858	-	-	7,500	16,525	119,526
Average balance	15,598	29,409	1	2	7,500	16,026	68,536
Weighted average interest rate:
Paid during the year	0.97%	1.25%	1.52%	1.75%	4.06%	2.44%	1.77%
As of year-end	1.37%	1.54%	0.00%	0.00%	4.40%	2.42%	1.82%

(a)    We utilize securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The collateral pledged on the repurchase agreements by the remaining contractual maturity of the repurchase agreements in the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017 is presented in the following tables (in thousands).

	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
2018	Continuous	30 Days	30 - 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$18,970	$-	$-	$2,008	$20,978
Total carrying value of collateral pledged	$18,970	$-	$-	$2,008	$20,978
Total liability recognized for repurchase agreements					$17,983

2017
Repurchase Agreements:
U.S. agency securities	$16,027	$-	$-	$2,035	$18,062
Total carrying value of collateral pledged	$16,027	$-	$-	$2,035	$18,062
Total liability recognized for repurchase agreements					$14,989
(b)    FHLB Advances consist of an “Open RepoPlus” agreement with the FHLB of Pittsburgh. FHLB “Open RepoPlus” advances are short-term borrowings that bear interest based on the FHLB discount rate or Federal Funds rate, whichever is higher.  The Company has a borrowing limit of $518,353,000, inclusive of any outstanding advances and letters of credit. FHLB advances are secured by a blanket security agreement that includes the Company’s FHLB stock, as well as certain investment and mortgage-backed securities held in safekeeping at the FHLB and certain residential and commercial mortgage loans.
(c)    The federal funds lines consist of unsecured lines from two third party banks at market rates.  The Company has a borrowing limit totaling $34,000,000, inclusive of any outstanding balances.  No specific collateral is required to be pledged for these borrowings.
(d)    The Federal Reserve Bank Borrower in Custody (FRB BIC) Line consists of a borrower in custody in agreement open in January 2010 with the Federal Reserve Bank of Philadelphia secured by municipal loans maintained in the Company's possession.  As of December 31, 2018 and 2017, the Company has a borrowing limit of $9,797,000 and $4,400,000, respectively, inclusive of any outstanding advances. The approximate carrying value of the municipal loan collateral was $28,784,000 and $14,590,000 as of December 31, 2018 and 2017, respectively.
(e)    In December 2003, the Company formed a special purpose entity (“Entity”) to issue $7,500,000 of floating rate obligated mandatory redeemable trust preferred securities as part of a pooled offering.  The rate was determined quarterly and floated based on the 3 month LIBOR plus 2.80 percent.   The Entity may redeem them, in whole or in part, at face value after December 17, 2008, and on a quarterly basis thereafter.  The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable.  Debt issue costs of $75,000 have been capitalized and fully amortized as of December 31, 2008.  Under current accounting rules, the Company’s minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet.  The Entity is not consolidated as part of the Company’s consolidated financial statements.
(f)    Term Loans consist of separate loans with the FHLB of Pittsburgh as follows (dollars in thousands):

Interest Rate		December 31,	December 31,
Fixed:	Maturity	2018	2017
2.72%	July 12, 2018	-	1,000
1.87%	February 4, 2019	2,000	2,000
2.61%	February 3, 2021	2,000	2,000
3.52%	July 12, 2021	2,000	2,000
2.37%	August 20, 2021	2,800	2,800
2.08%	January 6, 2022	4,725	4,725
Total term loans		$13,525	$14,525
Following are maturities of borrowed funds as of December 31, 2018 (in thousands):
2019	$78,546
2020	589
2021	7,334
2022	4,725
2023	-
Thereafter	-
Total borrowed funds	$91,194
11. EMPLOYEE BENEFIT PLANS
Noncontributory Defined Benefit Pension Plan
The Bank sponsors a trusteed, noncontributory defined benefit pension plan covering substantially all employees and officers hired prior to January 1, 2007. Additionally, the Bank assumed the noncontributory defined benefit pension plan of FNB when it was acquired during 2015. The FNB plan was frozen prior to the acquisition and therefore, no additional benefits will accrue for employees covered under that plan. These two plans are collectively referred to herein as “the Plans”.  The pension plans call for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank and compensation rates during employment. Upon retirement or other termination of employment, employees can elect either an annuity benefit or a lump sum distribution of vested benefits in the pension plan. The Bank’s funding policy is to make annual contributions, if needed, based upon the funding formula developed by the pension plans’ actuary. For the years ended December 31, 2018, 2017 and 2016, contributions to the pension plans totaled $0, $3,000,000 and $818,000, respectively. The Board of Directors in 2018 voted to terminate the plan acquired as part of the FNB acquisition, which is expected to be completed in 2019.
In lieu of the pension plan, employees with a hire date of January 1, 2007 or later are eligible to receive, after meeting length of service requirements, an annual discretionary 401(k) plan contribution from the Bank equal to a percentage of an employee’s base compensation.  The contribution amount is placed in a separate account within the 401(k) plan and is subject to a vesting requirement. Contributions by the Company totaled $151,000, $133,000 and $82,000 for 2018, 2017 and 2016, respectively.
The following table sets forth the obligation and funded status of the Plans as of December 31 (in thousands):

	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$19,833	$18,603
Service cost	359	349
Interest cost	652	671
Actuarial (Gain) / Loss	(1,693)	1,015
Benefits paid	(1,256)	(805)
Benefit obligation at end of year	17,895	19,833

Change in plan assets
Fair value of plan assets at beginning of year	19,992	15,786
Actual return (loss) on plan assets	(524)	2,011
Employer contribution	-	3,000
Benefits paid	(1,256)	(805)
Fair value of plan assets at end of year	18,212	19,992

Funded status	$317	$159
Amounts not yet recognized as a component of net periodic pension cost as of December 31 (in thousands):
Amounts recognized in accumulated other
comprehensive loss consists of:	2018	2017
Net loss	$3,811	$4,088
Prior service cost	(80)	(127)
Total	$3,731	$3,961
The accumulated benefit obligation for the defined benefit pension plan was $17,895,000 and $19,833,000 at December 31, 2018 and 2017, respectively.
The components of net periodic benefit costs for the years ended December 31 are as follows (in thousands):
	2018	2017	2016	Affected line item on the Consolidated Statement of Income
Service cost	$359	$349	$345	Salary and Employee Benefits
Interest cost	652	671	692	Other Expenses
Return on plan assets	(1,126)	(1,094)	(1,034)	Other Expenses
Net amortization and deferral	186	224	219	Other Expenses
Net periodic benefit cost	$71	$150	$222
The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost (income) in 2019 is $290,000 and $(48,000), respectively.
The weighted-average assumptions used to determine benefit obligations at December 31, 2018 and 2017 is summarized in the following table. Due to the decision to terminate the pension plan acquired as part of the FNB acquisition, the discount rate for the plans will be separated for the 2018 disclosure. The rate for 2017 represents a combined rate of the plans. The change in the discount rate is the primary driver of the actuarial gain that occurred in 2018 of $1,693,000.
	2018	2017
Discount rate FCCB Plan	4.00%	3.35%
Discount rate FNB Plan	3.49%	3.35%
Rate of compensation increase	3.00%	3.00%
The weighted-average assumptions used to determine net periodic benefit cost (income) for the year ended December 31:

	2018	2017	2016
Discount rate	3.35%	3.78%	3.94%
Expected long-term return on plan assets FCCB plan	7.00%	7.00%	7.00%
Expected long-term return on plan assets FNB plan	3.00%	7.00%	7.00%
Rate of compensation increase	3.00%	3.00%	3.00%
The long-term rate of return on plan assets gives consideration to returns currently being earned on plan assets as well as future rates expected to be earned.  The investment objective is to maximize total return consistent with the interests of the participants and beneficiaries, and prudent investment management.  The allocation of the pension plan assets is determined on the basis of sound economic principles and is continually reviewed in light of changes in market conditions.  Asset allocation favors equity securities, with a target allocation of 50-70%.  The target allocation for debt securities is 30-50%.  At December 31, 2018, the pension plan had a sufficient cash and money market position in order to re-allocate the equity portfolio for diversification purposes and reduce risk in the total portfolio.  The following table sets forth by level, within the fair value hierarchy as defined in footnote 18, the Plan’s assets at fair value as of December 31, 2018 and 2017 (dollars in thousands):
2018	Level I	Level II	Level III	Total	Allocation
Assets
Cash and cash equivalents	$5,057	$-	$-	$5,057	27.8%
Equity Securities	4,891	-	-	4,815	26.8%
Mutual Funds and ETF's	5,114	-	-	5,114	28.1%
Corporate Bonds	-	3,150	-	3,150	17.3%
Municipal Bonds		-		-	0.0%
U.S. Agency Securities	-	-	-	-	0.0%
Certificate of deposit	-	-	-	-	0.0%
Total	$15,062	$3,150	$-	$18,212	100.0%

2017	Level I	Level II	Level III	Total	Allocation
Assets
Cash and cash equivalents	$3,827	$-	$-	$3,827	19.1%
Equity Securities	6,018	-	-	6,018	30.1%
Mutual Funds and ETF's	6,090	-	-	6,090	30.5%
Corporate Bonds	-	3,469	-	3,469	17.4%
Municipal Bonds		105		105	0.5%
U.S. Agency Securities	-	483	-	483	2.4%
Certificate of deposit	-	-	-	-	0.0%
Total	$15,935	$4,057	$-	$19,992	100.0%

Equity securities include the Company’s common stock in the amounts of $610,000 (3.4% of total plan assets) and $684,000 (3.4% of total plan assets) at December 31, 2018and 2017, respectively.
The Bank expects to contribute $500,000 to its pension plans in 2019.  Expected future benefit payments that the Bank estimates from its pension plan are as follows (in thousands):
2019	$7,863
2020	1,238
2021	1,080
2022	531
2023	559
2024 - 2028	5,907
Defined Contribution Plan
The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $433,000, $388,000 and $351,000 for 2018, 2017 and 2016, respectively.

Directors’ Deferred Compensation Plan
The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the deferred compensation plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the deferred compensation plan are not guaranteed and represent a general liability of the Company.  As of December 31, 2018 and 2017, an obligation of $921,000 and $928,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Amounts included in interest expense on the deferred amounts totaled $22,000, $19,000 and $15,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
Restricted Stock Plan
The Company maintains a Restricted Stock Plan (the Plan) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and maybe subject to certain vesting requirements including in the case of employees, continuous employment or service with the Company.  In April of 2016, the Company’s shareholders authorized a total of 150,000 shares of the Company’s common stock to be made available under the Plan. As of December 31, 2018, 135,582 shares remain available to be issued under the Plan. The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation. The following table details the vesting, awarding and forfeiting of restricted shares during 2018:
	2018
		Weighted
		Average
	Shares	Market Price
Outstanding, beginning of year	8,783	$51.20
Granted	5,826	62.74
Vested	(4,845)	50.94
Outstanding, end of year	9,764	$58.21
Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.  Compensation expense related to restricted stock was $256,000, $214,000 and $193,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The per share weighted-average grant-date fair value of restricted shares granted during 2017, 2016 and 2015 was $62.74, $53.84 and $48.13, respectively.  At December 31, 2018, the total compensation cost related to nonvested awards that has not yet been recognized was $568,000, which is expected to be recognized over the next 3 years.
Supplemental Executive Retirement Plan
The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law.  At December 31, 2018 and 2017, an obligation of $1,751,000 and $1,571,000, respectively, was included in other liabilities for the SERP in the Consolidated Balance Sheet.  Expenses related to the SERP totaled $180,000, $111,000 and $121,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
Deferred Compensation Plan
The Company in 2018 initiated a non-qualified executive deferred compensation plan for eligible employees designated by the Board of Directors.  At December 31, 2018 and 2017, an obligation of $95,000 and $0, respectively, was included in other liabilities for the deferred compensation plan in the Consolidated Balance Sheet.  Expenses related to the deferred compensation plan totaled $95,000, $0 and $0 for the years ended December 31, 2018, 2017 and 2016, respectively.

Salary Continuation Plan
The Company maintains a salary continuation plan for certain employees acquired through the acquisition of the FNB.  At December 31, 2018 and 2017 an obligation of $704,000 and $716,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet.  Expenses related to the salary continuation plan totaled $53,000, $54,000 and $62,000 for the years ended December 31, 2018, 2017 and 2016, respectively.
Continuation of Life Insurance Plan
The Company, as part of the acquisition of FNB, has promised a continuation of life insurance coverage to certain persons post-retirement. GAAP requires the recording of post-retirement costs and a liability equal to the present value of the cost of post-retirement insurance during the person’s term of service. The estimated present value of future benefits to be paid totaled $648,000 and $578,000 at December 31, 2018 and 2017, respectively, which is included in other liabilities in the Consolidated Balance Sheet. Expenses for the plan total $70,000 and $9,000 for the years ended December 31, 2018 and 2017, respectively. There were no expenses related to this plan during the year ended December 31, 2016.
12. INCOME TAXES
The provision for income taxes consists of the following (in thousands):
	Year Ended December 31,
	2018	2017	2016
Currently payable	$3,838	$4,583	$2,672
Change in corporate tax rate	-	1,531	-
Deferred	(435)	(83)	362
Provision for income taxes	$3,403	$6,031	$3,034
The following temporary differences gave rise to the net deferred tax asset and liabilities at December 31, 2018 and 2017, respectively (in thousands):

	2018	2017
Deferred tax assets:
Allowance for loan losses	$3,323	$3,058
Deferred compensation	479	464
Merger & acquisition costs	5	7
Allowance for losses on available-for-sale securities	5	6
Pension and other retirement obligation	301	297
Interest on non-accrual loans	1,126	917
Incentive plan accruals	361	324
Other real estate owned	1	108
Unrealized losses on available-for-sale securities	259	71
Low income housing tax credits	139	64
NOL carry forward	212	339
Other	134	125
Total	$6,345	$5,780

Deferred tax liabilities:
Premises and equipment	$(612)	$(623)
Investment securities accretion	(53)	(66)
Loan fees and costs	(253)	(257)
Goodwill and core deposit intangibles	(2,229)	(2,200)
Mortgage servicing rights	(139)	(146)
Other	(4)	(7)
Total	(3,290)	(3,299)
Deferred tax asset, net	$3,055	$2,481
No valuation allowance was established at December 31, 2018 and 2017, due to the Company’s ability to carryback to taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company’s earnings potential.
The total provision for income taxes is different from that computed at the statutory rates due to the following items (dollars in thousands):
	Year Ended December 31,
	2018	2017	2016
Provision at statutory rates on
pre-tax income	$4,502	$6,505	$5,328
Effect of tax-exempt income	(955)	(1,710)	(1,943)
Low income housing tax credits	(141)	(141)	(198)
Bank owned life insurance	(131)	(225)	(234)
Nondeductible interest	41	54	55
Nondeductible merger and acquisition expenses	-	-	-
Change in tax rate	-	1,531	-
Other items	87	17	26
Provision for income taxes	$3,403	$6,031	$3,034
Statutory tax rates	21%	35%	35%
Effective tax rates	15.9%	31.6%	19.4%

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exception, the Company’s federal and state income tax returns for taxable years through 2014 have been closed for purposes of examination by the federal and state taxing authorities.

Investments in Qualified Affordable Housing Projects
As of December 31, 2018 and 2017, the Company was invested in four partnerships that provide affordable housing. The balance of the investments, which is included within other assets in the Consolidated Balance Sheet, was $433,000 and $541,000 as of December 31, 2018 and 2017, respectively. Investments purchased prior to January 1, 2015, are accounted for utilizing the effective yield method. As of December 31, 2018, the Company has $564,000 of tax credits remaining that will be recognized over four years. Tax credits of $141,000, $141,000 and $198,000 were recognized as a reduction of tax expense during 2018, 2017 and 2016, respectively. Included within other expenses on the Consolidated Statement of Income was $108,000, $159,000 and $259,000 of amortization of the investments in qualified affordable housing projects for 2018, 2017 and 2016, respectively.
13. OTHER COMPREHENSIVE INCOME
The components of accumulated other comprehensive loss, net of tax, as of December 31, were as follows (in thousands):
	2018	2017
Net unrealized gain on securities available for sale	$(1,232)	$(340)
Tax effect	259	71
Net -of-tax amount	(973)	(269)

Unrecognized pension costs	(3,731)	(3,961)
Tax effect	783	832
Net -of-tax amount	(2,948)	(3,129)

Total accumulated other comprehensive income	$(3,921)	$(3,398)
The following tables present the changes in accumulated other comprehensive loss by component net of tax for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2015	$2,204	$(2,440)	$(236)
Other comprehensive income (loss) before reclassifications (net of tax)	(730)	(403)	(1,133)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(168)	145	(23)
Net current period other comprehensive income (loss)	(898)	(258)	(1,156)
Balance as of December 31, 2016	$1,306	$(2,698)	$(1,392)

Balance as of December 31, 2016	$1,306	$(2,698)	$(1,392)
Other comprehensive income (loss) before reclassifications (net of tax)	(847)	(65)	(912)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(683)	148	(535)
Net current period other comprehensive income (loss)	(1,530)	83	(1,447)
Change in other comprehensive income due to change
in the federal tax rate	(45)	(514)	(559)
Balance as of December 31, 2017	$(269)	$(3,129)	$(3,398)

Balance as of December 31, 2017	$(269)	$(3,129)	$(3,398)
Change in Accounting policy for equity securities	1		1
Other comprehensive income (loss) before reclassifications (net of tax)	(720)	34	(686)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	15	147	162
Net current period other comprehensive income (loss)	(705)	181	(524)
Balance as of December 31, 2018	$(973)	$(2,948)	$(3,921)

(a) Amounts in parentheses indicate debits to stockholders equity
The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the years ended December 31, 2018, 2017 and 2016 (in thousands):
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)			Affected line item in the Consolidated Statement of Income
	December 31,
	2018	2017	2016
Unrealized gains and losses on available for sale securities
	$(19)	$1,035	$255	Available for sale securities gains, net
	4	(352)	(87)	Provision for income taxes
	$(15)	$683	$168	Net of tax

Defined benefit pension items
	$(186)	$(225)	$(219)	Other expenses
	39	77	74	Provision for income taxes
	$(147)	$(148)	$(145)	Net of tax
Total reclassifications	$(162)	$535	$23

(a) Amounts in parentheses indicate debits to the consolidated statement of income

14. RELATED PARTY TRANSACTIONS
Certain executive officers and directors of the Company, or companies in which they have 10 percent or more beneficial ownership, were indebted to the Bank.  Such loans were made in the ordinary course of business at the Bank’s normal credit terms and do not present more than a normal risk of collection.  A summary of loan activity for the years ended December 31, 2018 and 2017 with officers, directors, stockholders and associates of such persons is listed below (in thousands):
	Year Ended December 31,
	2018	2017
Balance, beginning of year	$4,585	$5,570
New loans	14,377	4,161
Repayments	(4,868)	(5,146)
Balance, end of year	$14,094	$4,585
15. REGULATORY MATTERS
Dividend Restrictions:
The approval of the Federal Reserve Board (FRB) is required for the Bank to pay dividends to the Company if the total of all dividends declared in any calendar year exceeds the Bank’s net income (as defined) for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2019 without approval of the FRB or Pennsylvania Department of Banking of approximately $15,681,000, plus the Bank’s 2019 year-to-date net income at the time of the dividend declaration.
Loans:
The Bank is subject to regulatory restrictions which limit its ability to loan funds to the Company.  At December 31, 2018, the Bank’s regulatory lending limit amounted to approximately $21,191,000.
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
As of December 31, 2018 and 2017, the FRB categorized the Company and the Bank as well capitalized, under the regulatory framework for prompt corrective action.  To be categorized as a well capitalized financial institution, Total risk-based, Tier I risk-based, Common Equity Tier I risk based and Tier I leverage capital ratios must be at least 10%, 8%, 6.5% and 5%, respectively.
The Company and Bank’s computed risk‑based capital ratios are as follows as of December 31, 2018 and 2017 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$141,272	13.42%	$84,227	8.00%	$105,284	10.00%
Bank	$134,841	12.82%	$84,141	8.00%	$105,176	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Company	$128,224	12.18%	$63,171	6.00%	$84,227	8.00%
Bank	$121,792	11.58%	$63,106	6.00%	$84,141	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$120,724	11.47%	$47,378	4.50%	$68,435	6.50%
Bank	$121,792	11.58%	$47,329	4.50%	$68,364	6.50%

Tier 1 Capital (to Average Assets):
Company	$128,224	9.15%	$56,041	4.00%	$70,051	5.00%
Bank	$121,792	8.70%	$56,018	4.00%	$70,023	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$128,578	13.20%	$77,906	8.00%	$97,383	10.00%
Bank	$122,469	12.58%	$77,852	8.00%	$97,315	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$117,224	12.04%	$58,430	6.00%	$77,906	8.00%
Bank	$111,114	11.42%	$58,389	6.00%	$77,852	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$109,724	11.27%	$43,822	4.50%	$63,299	6.50%
Bank	$111,114	11.42%	$43,792	4.50%	$63,255	6.50%
Tier 1 Capital (to Average Assets):
Company	$117,224	9.18%	$51,085	4.00%	$63,857	5.00%
Bank	$111,114	8.71%	$51,023	4.00%	$63,778	5.00%

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
Credit Extension Commitments
The Company’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments, whose contract amounts represent credit risk at December 31, 2018 and 2017, are as follows (in thousands):

	2018	2017
Commitments to extend credit	$199,183	$188,482
Standby letters of credit	16,311	15,244
	$215,494	$203,726
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
The Company also offers limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use.  The non-contractual amount of financial instruments with off-balance sheet risk at December 31, 2018 was $11,855,000.  The Company reserves the right to discontinue this service without prior notice.
Legal and Regulatory Proceedings
In the ordinary course of business, the Company is subject to legal proceedings, including claims, litigation, investigations and administrative proceedings, all of which are considered incidental to the normal conduct of business. Litigation may relate to lending, deposit and other customer relationships, vendor and contractual issues, employee matters, intellectual property matters, personal injuries and torts, regulatory and legal compliance, and other matters. The Company believes it has substantial defenses to the claims asserted against it in its currently outstanding legal proceedings and, with respect to such legal proceedings, intends to defend itself vigorously. Set forth below are descriptions of certain of the Company’s legal proceedings.
The Bank was named as a defendant in a lawsuit filed in the United States Bankruptcy Court for Western District of New York District, Arnold v. First Citizens National Bank, wherein the plaintiff is seeking avoid and recover various payments to First Citizens by Cornerstone Homes, Inc. and avoid or subordinate liens made in favor of First Citizens on property of Cornerstone on multiple grounds, including that the transfers constituted fraudulent conveyances under applicable law. The Bank and Arnold have agreed to a settlement of this matter (see Note 22 of the consolidated financial statements for additional information).
The Company assesses its liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. Where it is probable that the Company will incur a loss and the amount of the loss can be reasonably estimated, the Company records a liability in its consolidated financial statements. These legal reserves may be increased or decreased to reflect any relevant developments. Where a loss is not probable or the amount of a probable loss is not reasonably estimable, the Company does not accrue legal reserves. Additionally, for those matters where a loss is reasonably possible and the amount of loss is reasonably estimable, the Company estimates the amount of losses that it could incur beyond the accrued legal reserves. Under U.S. GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely” and an event is “remote" if “the chance of the future event or events occurring is slight.”
While the outcome of legal proceedings and the timing of the ultimate resolution are inherently difficult to predict, based on information currently available, advice of counsel and available insurance coverage, the Company believes that it has established adequate legal reserves. Further, based upon available information, the Company is of the opinion that these legal proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s financial condition or results of operations. However, in the event of unexpected future developments, it is reasonably possible that an adverse outcome in any of the matters discussed above could be material to the Company’s business, consolidated financial position, results of operations or cash flows for any particular reporting period of occurrence.

17. OPERATING LEASES
The following schedule shows future minimum rental payments under operating leases with noncancellable terms in excess of one year as of December 31, 2018 (in thousands):
2019	388
2020	232
2021	184
2022	171
2023	81
Thereafter	72
Total	$1,128
The Company’s operating lease obligations represent short and long-term lease and rental payments for facilities. Total rental expense for all operating leases for the years ended December 31, 2018, 2017 and 2016 were $412,000, $351,000 and $289,000, respectively.
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
The following tables present the assets reported on the consolidated balance sheet at their fair value on a recurring basis as of December 31, 2018 and 2017 (in thousands) by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
2018	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$516	$-	$-	$516
Available for sale securities:
U.S. Agency securities	-	106,385	-	106,385
U.S. Treasuries securities	33,358	-	-	33,358
Obligations of state and
political subdivisions	-	52,047	-	52,047
Corporate obligations	-	3,034	-	3,034
Mortgage-backed securities in
government sponsored entities	-	46,186	-	46,186

2017	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Securities available for sale:
U.S. Agency securities	$-	$98,887	$-	$98,887
U.S. Treasuries securities	28,604	-	-	28,604
Obligations of state and
political subdivisions	-	79,090	-	79,090
Corporate obligations	-	3,083	-	3,083
Mortgage-backed securities in
government sponsored entities	-	45,027	-	45,027
Equity securities in financial institutions	91	-	-	91

Financial Instruments, Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during 2018 and 2017 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense.

Assets measured at fair value on a nonrecurring basis as of December 31, 2018 and 2017 (in thousands) are included in the table below:
2018	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$5,815	$5,815
Other real estate owned	-	-	532	532

2017	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$1,569	$1,569
Other real estate owned	-	-	1,024	1,024
•
Impaired Loans - The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level III measurement.  If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. The fair values above excluded estimated selling costs of $563,000 and $163,000 at December 31, 2018 and 2017, respectively.

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
Quantitative Information about Level 3 Fair Value Measurements
2018	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	5,815	Appraised Collateral Values	Discount for time since appraisal	0-100%	19.22%
			Selling costs	5%-12%	8.70%
			Holding period	6 - 12 months	11.61 months

Other real estate owned	532	Appraised Collateral Values	Discount for time since appraisal	20-55%	31.44%

2017	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	1,569	Appraised Collateral Values	Discount for time since appraisal	0-100%	30.83%
			Selling costs	5%-9%	8.35%
			Holding period	6 - 12 months	11 months

Other real estate owned	1,024	Appraised Collateral Values	Discount for time since appraisal	15-65%	26.26%

Financial Instruments Not Required to be Measured or Reported at Fair Value
The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):
	Carrying
December 31, 2018	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$15,498	$15,422	$-	$-	15,422
Loans held for sale	1,127	1,126	-	-	1,126
Net loans	1,068,999	1,062,645	-	-	1,062,645

Financial liabilities:
Deposits	$1,185,156	$1,180,694	$886,686	$-	$294,008
Borrowed funds	91,194	90,427	-	-	90,427

	Carrying
December 31, 2017	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$10,283	$10,287	$-	$-	10,287
Loans held for sale	1,439	1,439	1,439
Net loans	989,335	981,238	-	-	981,238

Financial liabilities:
Deposits	$1,104,943	$1,101,583	$838,490	$-	$263,093
Borrowed funds	114,664	113,452	77,650	-	35,802
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
The carrying amounts for cash and due from banks, bank owned life insurance, regulatory stock, accrued interest receivable and payable approximate fair value and are considered Level I measurements.
19. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
The following is condensed financial information for Citizens Financial Services, Inc.:

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED BALANCE SHEET

	December 31,
(in thousands)	2018	2017
Assets:
Cash	$5,576	$6,238
Available-for-sale securities	516	91
Investment in subsidiary:
First Citizens Community Bank	140,298	130,402
Other assets	813	369
Total assets	$147,203	$137,100

Liabilities:
Other liabilities	$474	$589
Borrowed funds	7,500	7,500
Total liabilities	7,974	8,089
Stockholders' equity	139,229	129,011
Total liabilities and stockholders' equity	$147,203	$137,100

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED STATEMENT OF INCOME
	Year Ended December 31,
(in thousands)	2018	2017	2016
Dividends from:
Bank subsidiary	$8,248	$7,507	$5,842
Equity securities	7	60	92
Total income	8,255	7,567	5,934
Realized securities gains (losses)	-	1,021	31
Expenses	642	824	463
Income before equity
in undistributed earnings
of subsidiary	7,613	7,764	5,502
Equity in undistributed
earnings - First Citizens Community Bank	10,421	5,261	7,136
Net income	$18,034	$13,025	$12,638
Comprehensive income	$17,510	$11,578	$11,482

CITIZENS FINANCIAL SERVICES, INC.
STATEMENT OF CASH FLOWS
	Year Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$18,034	$13,025	$12,638
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(10,421)	(5,261)	(7,136)
Investment securities (gains) losses, net	-	(1,021)	(31)
Other, net	(251)	629	230
Net cash provided by operating activities	7,362	7,372	5,701
Cash flows from investing activities:
Purchases of equity securities	(425)	(94)	(1)
Proceeds from the sale of available-for-sale securities	-	2,828	201
Net cash provided by (used in) investing activities	(425)	2,734	200
Cash flows from financing activities:
Cash dividends paid	(6,116)	(5,177)	(5,081)
Purchase of treasury stock	(1,483)	(979)	(3,227)
Reissuance of treasury stock to employee stock purchase plan	-	43	59
Purchase of restricted stock	-	-	-
Net cash used in financing activities	(7,599)	(6,113)	(8,249)
Net (decrease) increase in cash	(662)	3,993	(2,348)
Cash at beginning of year	6,238	2,245	4,593
Cash at end of year	$5,576	$6,238	$2,245

20. CONSOLIDATED CONDENSED QUARTERLY DATA (UNAUDITED)
The following table presents summarized quarterly financial data for 2018 and 2017:
(in thousands, except per share data)		Three Months Ended,
2018	Mar 31	June 30	Sep 30	Dec 31
Interest income	$13,383	$14,028	$14,259	$15,088
Interest expense	1,963	2,277	2,489	2,845
Net interest income	11,420	11,751	11,770	12,243
Provision for loan losses	500	325	475	625
Non-interest income	1,900	1,835	2,022	1,997
Investment securities gains, net	6	7	(12)	(20)
Non-interest expenses	7,832	7,702	7,788	8,235
Income before provision for income taxes	4,994	5,566	5,517	5,360
Provision for income taxes	747	875	936	845
Net income	$4,247	$4,691	$4,581	$4,515
Earnings Per Share Basic	$1.20	$1.34	$1.31	$1.29
Earnings Per Share Diluted	$1.20	$1.34	$1.31	$1.29

(in thousands, except per share data)		Three Months Ended,
2017	Mar 31	June 30	Sep 30	Dec 31
Interest income	$11,300	$11,778	$12,120	$12,895
Interest expense	1,303	1,374	1,503	1,659
Net interest income	9,997	10,404	10,617	11,236
Provision for loan losses	615	625	500	800
Non-interest income	1,863	1,865	1,912	1,981
Investment securities gains, net	172	23	9	831
Non-interest expenses	7,191	7,166	7,247	7,710
Income before provision for income taxes	4,226	4,501	4,791	5,538
Provision for income taxes	923	1,033	1,141	2,934
Net income	$3,303	$3,468	$3,650	$2,604
Earnings Per Share Basic	$0.93	$0.99	$1.04	$0.74
Earnings Per Share Diluted	$0.93	$0.99	$1.04	$0.74

21. ACQUISITION OF STATE COLLEGE BRANCH
In the second quarter of 2017, the Company announced the signing of a purchase and assumption agreement to acquire the full service branch in State College of S&T Bank. The transaction closed on December 8, 2017, and the Bank paid consideration of $1,044,000, which was based on the average deposit balances for the 30 days prior to the closing date. The acquisition established the Company’s presence in the Centre County, Pennsylvania market.
 The acquired assets and assumed liabilities were measured at estimated fair values. Management made significant estimates and exercised significant judgment in accounting for the acquisition.  Management measured loan fair values based on loan file reviews, appraised collateral values, expected cash flows, and historical loss factors of S&T. The Bank also recorded an identifiable intangible asset representing the core deposit base of the branch based on management’s evaluation of the cost of such deposits relative to alternative funding sources.
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
The Company recorded goodwill and other intangibles associated with the purchase of the branch totaling $2,352,000.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Company did not recognize any impairment from December 8, 2017 to December 31, 2018.
Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. For the period from December 8, 2017 to December 31, 2018, no such adjustments were recorded.  The identifiable intangible assets consist of a core deposit intangible. See footnote 7 for additional information on the identifiable intangible assets.

22. SUBSEQUENT EVENTS
On March 1, 2019, the Judge presiding over the matter between Arnold v. First Citizens National Bank in the United States Bankruptcy Court for Western District of New York District approved the settlement between the Company and Arnold.  This settlement provides for the Bank to receive titles to properties in lieu of additional payments related to the outstanding loans.  This settlement will be effective March 15, 2019, at which time the Company will obtain clean title to the properties upon the payment of past due taxes owed on the properties.  The Company is currently evaluating the fair value of the properties and the impact on the allowance for loan losses.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.
 In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.  Because there were no material weaknesses discovered, management believes that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of December 31, 2018, a copy of which is included in this Annual Report on Form 10-K.

/s/ Randall E. Black
By: Randall E. Black
Chief Executive Officer and President
(Principal Executive Officer)
Date: March 7, 2019

/s/ Mickey L. Jones
By: Mickey L. Jones
Treasurer
(Principal Financial & Accounting Officer)
Date: March 7, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Citizens Financial Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Citizens Financial Services, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017; the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018; and the related notes to the consolidated financial statements (collectively, the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 7, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
We have served as the Company’s auditor since 1994.

/s/S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania
March 7, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Citizens Financial Services, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Citizens Financial Services, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, of the Company and our report dated March 7, 2019, expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
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
March 7, 2019

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
There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION.
None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
            For information relating to the directors of the Company, the section captioned “Proposal 1. Election of Directors” in the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) is incorporated by reference.
Executive Officers
            For information relating to officers of the Company, the section captioned “Proposal 1. Election of Directors” in the 2019 Proxy Statement is incorporated by reference.
Compliance with Section 16(a) of the Exchange Act
            For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2019 Proxy Statement is incorporated by reference.
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
Corporate Governance
            For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors” in the Company’s 2019 Proxy Statement is incorporated by reference.

ITEM 11 – EXECUTIVE COMPENSATION
Executive Compensation
            For information regarding executive and director compensation, the sections captioned “Director Compensation”, “Executive Compensation”, “Compensation Discussion and Analysis” and “Compensation Committee Report” in the Company’s 2019 Proxy Statement are incorporated by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s 2019 Proxy Statement.

(b)	Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s 2019 Proxy Statement.

(c)	Changes in Control
Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.
(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2018 about Company common stock that may be issued under the Company’s 2016 Restricted Stock Plan.  The plan was approved by the Company’s stockholders.
Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	n/a	n/a	135,582

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	n/a	n/a	135,582

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
            For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers - Transactions with Related Persons” in the Company’s 2019 Proxy Statement is incorporated by reference.
Director Independence
            For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in the Company’s 2019 Proxy Statement is incorporated by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
For information regarding the principal accountant fees and expenses the section captioned “Audit – Related Matters” in the Company’s 2019 Proxy Statement is incorporated by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)  The following documents are filed as a part of this report:
    1.  The following financial statements are incorporated by reference in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2018 and 2017
Consolidated Statement of Income for the Years Ended December 31, 2018, 2017 and 2016
Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 201Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2018, 2017 and  2016
Consolidated Statement of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

    2.  All financial statement schedules are omitted because the required information is either not applicable, not required or is  shown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection  (a)(1) of this item.
    3. The following Exhibits are filed herewith, or incorporated by reference as a part of this report.
3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended(1)
3.2	Bylaws of Citizens Financial Services, Inc.(2)
4	Instrument defining the rights of security holders (3)
10.1	*Amended and Restated Executive Employment Agreement between Citizens Financial Services, Inc., First Citizens Community Bank and Randall E. Black(4)
10.2	*Citizens Financial Services, Inc. Directors’ Deferred Compensation Plan(5)
10.3	*Citizens Financial Services, Inc. Directors’ Life Insurance Program(6)
10.4	*Supplemental Executive Retirement Plan(7)
10.5	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Terry B. Osborne (8)
10.6	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Mickey L. Jones (9)
10.7	*First Citizens Community Bank Annual Incentive Plan (10)
10.8	*First Citizens Community Bank Endorsement Split-Dollar Life Insurance Plan (11)
10.9	Citizens Financial Services, Inc. 2016 Equity Incentive Plan (12)
10.10	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Jeffrey L. Wilson (13)
10.11	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and David Z. Richards, Jr. (14)

10.12	*First Citizens Community Bank Executive Deferred Compensation Plan
21	List of Subsidiaries
23	Consent of S.R. Snodgrass, P.C., Independent Registered Public Accountants
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) related notes.

*Management contract or compensatory plan, contract or arrangement
 (1) Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, as filed with the Commission on August 9, 2018.
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
 (7) Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Commission on March 7, 2013.
(8)    Incorporated by reference to Exhibits 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 9, 2012.
(9)  Incorporated by reference to Exhibits 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 9, 2012.
(10) Incorporated by reference to Exhibits 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed with the Commission on August 8, 2013.
(11) Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on January 7, 2015.
(12) Incorporated by reference to Exhibit A to the Company’s definitive proxy statements for the 2016 Annual Meeting of Shareholders, as filed with the Commission on March 10, 2016.

(13) Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, as filed with the Commission on December 22, 2016.
(14) Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on December 11, 2017.
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
Date: March 7, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature and Capacity	Date
/s/ Randall E. Black Randall E. Black, Chief Executive Officer, President and Director (Principal Executive Officer)	March 7, 2019
/s/ Mickey L. Jones Mickey L. Jones, Treasurer and Chief Financial Officer (Principal Financial & Accounting Officer)	March 7, 2019
/s/ R. Lowell Coolidge R. Lowell Coolidge, Director	March 7, 2019
/s/ Rudolph J. van der Hiel Rudolph J. van der Hiel, Director	March 7, 2019
/s/ Robert W. Chappell Robert W. Chappell, Director	March 7, 2019
/s/ R. Joseph Landy R. Joseph Landy, Director	March 7, 2019
/s/ Roger C. Graham, Jr. Roger C. Graham, Director	March 7, 2019
/s/ E. Gene Kosa E. Gene Kosa, Director	March 7, 2019
/s/ Rinaldo A. DePaola Rinaldo A. DePaola, Director	March 7, 2019
/s/ Thomas E. Freeman Thomas E. Freeman, Director	March 7, 2019
/s/ Alletta M. Schadler Alletta M. Schadler, Director	March 7, 2019
/s/ Christopher W. Kunes Christopher W. Kunes	March 7, 2019
/s/ David Z, Richards, Jr. David Z. Richards, Jr., Director	March 7, 2019