Form 10-Q
period 2019-03-31
CITIZENS FINANCIAL SERVICES INC
filed 2019-05-09
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10‑Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
Or

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes __X__ No_____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                                                    ____                                                      Accelerated filer                            _X__

Non-accelerated filer                                                                                              ____                                                      Smaller reporting company                  _X__

Emerging growth company                                                                                    ____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes____ No __X__

The number of outstanding shares of the Registrant’s Common Stock, as of April 30, 2019, was 3,498,803.

Securities registered pursuant to Section 12(b) of the Act:  None

Citizens Financial Services, Inc.
Form 10-Q

INDEX

		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018	1
	Consolidated Statement of Income for the Three Months Ended March 31, 2019 and 2018	2
	Consolidated Statement of Comprehensive Income for the Three Months ended March 31, 2019 and 2018	3
	Consolidated Statement of Changes in Stockholders’ Equity For Three Months ended March 31, 2019 and 2018	4
	Consolidated Statement of Cash Flows for the Three Months ended March 31, 2019 and 2018	5
	Notes to Consolidated Financial Statements	6-29
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30-48
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49
Item 4.	Controls and Procedures	49

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49-50
Item 3.	Defaults Upon Senior Securities	50
Item 4.	Mine Safety Disclosures	50
Item 5.	Other Information	50
Item 6.	Exhibits	50-51
	Signatures	52

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	December 31,
(in thousands except share data)	2019	2018
ASSETS:
Cash and due from banks:
Noninterest-bearing	$16,384	$15,327
Interest-bearing	1,450	1,470
Total cash and cash equivalents	17,834	16,797
Interest bearing time deposits with other banks	15,498	15,498
Equity securities	527	516
Available-for-sale securities	244,437	241,010
Loans held for sale	182	1,127

Loans (net of allowance for loan losses:
2019, $13,084 and 2018, $12,884)	1,077,833	1,068,999

Premises and equipment	16,177	16,273
Accrued interest receivable	4,769	4,452
Goodwill	23,296	23,296
Bank owned life insurance	27,656	27,505
Other intangibles	1,547	1,623
Other assets	18,298	13,616

TOTAL ASSETS	$1,448,054	$1,430,712

LIABILITIES:
Deposits:
Noninterest-bearing	$184,988	$179,971
Interest-bearing	996,666	1,005,185
Total deposits	1,181,654	1,185,156
Borrowed funds	108,263	91,194
Accrued interest payable	1,092	1,076
Other liabilities	14,200	14,057
TOTAL LIABILITIES	1,305,209	1,291,483
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares at March 31, 2019 and
December 31, 2018; none issued in 2019 or 2018	-	-
Common stock
$1.00 par value; authorized 25,000,000 shares at March 31, 2019 and December 31, 2018;
issued 3,904,212 at March 31, 2019 and December 31, 2018	3,904	3,904
Additional paid-in capital	53,102	53,099
Retained earnings	102,574	99,727
Accumulated other comprehensive loss	(2,825)	(3,921)
Treasury stock, at cost: 405,378 shares at March 31, 2019
and 399,616 shares at December 31, 2018	(13,910)	(13,580)
TOTAL STOCKHOLDERS' EQUITY	142,845	139,229
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,448,054	$1,430,712

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended
	March 31,
(in thousands, except share and per share data)	2019	2018
INTEREST INCOME:
Interest and fees on loans	$13,314	$11,861
Interest-bearing deposits with banks	104	58
Investment securities:
Taxable	1,108	800
Nontaxable	357	527
Dividends	134	137
TOTAL INTEREST INCOME	15,017	13,383
INTEREST EXPENSE:
Deposits	2,314	1,316
Borrowed funds	788	647
TOTAL INTEREST EXPENSE	3,102	1,963
NET INTEREST INCOME	11,915	11,420
Provision for loan losses	400	500
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,515	10,920
NON-INTEREST INCOME:
Service charges	1,099	1,104
Trust	232	251
Brokerage and insurance	293	181
Gains on loans sold	99	72
Equity security gains, net	11	6
Earnings on bank owned life insurance	151	152
Other	148	140
TOTAL NON-INTEREST INCOME	2,033	1,906
NON-INTEREST EXPENSES:
Salaries and employee benefits	5,029	4,835
Occupancy	592	592
Furniture and equipment	155	142
Professional fees	442	399
FDIC insurance	111	100
Pennsylvania shares tax	275	300
Amortization of intangibles	66	76
ORE expenses	107	34
Other	1,545	1,354
TOTAL NON-INTEREST EXPENSES	8,322	7,832
Income before provision for income taxes	5,226	4,994
Provision for income taxes	821	747
NET INCOME	$4,405	$4,247

PER COMMON SHARE DATA:
Net Income - Basic	$1.26	$1.21
Net Income - Diluted	$1.26	$1.21

Number of shares used in computation - basic	3,494,010	3,512,552
Number of shares used in computation - diluted	3,494,010	3,512,915

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended
	March 31,
(in thousands)		2019		2018
Net income		$4,405		$4,247
Other comprehensive income (loss):
Change in unrealized gains (losses) on available for sale securities	1,328		(2,045)
Income tax effect	(280)		428
Change in unrecognized pension cost	61		46
Income tax effect	(13)		(9)
Other comprehensive income (loss), net of tax		1,096		(1,580)
Comprehensive income (loss)		$5,501		$2,667

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
(in thousands, except share data)	Shares	Amount	Capital	Earnings	(Loss)	Stock	Total
Balance, December 31, 2017	3,869,939	$3,870	$51,108	$89,982	$(3,398)	$(12,551)	$129,011

Net income				4,247			4,247
Net other comprehensive income (loss)					(1,580)		(1,580)
Purchase of treasury stock (5,329 shares)						(331)	(331)
Restricted stock, executive and Board of Director awards						13	13
Restricted stock vesting			5				5
Change in Accounting policy for equity securities				(1)	1		-
Cash dividends, $0.431 per share				(1,515)			(1,515)
Balance, March 31, 2018	3,869,939	$3,870	$51,113	$92,713	$(4,977)	$(12,869)	$129,850

Balance, December 31, 2018	3,904,212	3,904	53,099	99,727	(3,921)	(13,580)	139,229

Net income				4,405			4,405
Net other comprehensive income					1,096		1,096
Purchase of treasury stock (5,762 shares)						(330)	(330)
Restricted stock vesting			3				3
Cash dividends, $0.445 per share				(1,558)			(1,558)
Balance, March 31, 2019	3,904,212	$3,904	$53,102	$102,574	$(2,825)	$(13,910)	$142,845

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Three Months Ended
	March 31,
(in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,405	$4,247
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	400	500
Depreciation and amortization	183	69
Amortization and accretion of investment securities	175	306
Deferred income taxes	464	(181)
Investment securities gains, net	(11)	(6)
Earnings on bank owned life insurance	(151)	(152)
Originations of loans held for sale	(3,880)	(2,523)
Proceeds from sales of loans held for sale	4,885	3,772
Realized gains on loans sold	(99)	(72)
Increase in accrued interest receivable	(317)	(87)
Increase (decrease) in accrued interest payable	16	(30)
Other, net	(1,313)	482
Net cash provided by operating activities	4,757	6,325
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from maturity and principal repayments	10,581	22,872
Purchase of securities	(12,855)	(21,963)
Purchase of interest bearing time deposits with other banks	-	(249)
Proceeds from redemption of regulatory stock	2,580	2,709
Purchase of regulatory stock	(2,782)	(2,630)
Net increase in loans	(12,908)	(31,081)
Purchase of premises and equipment	(105)	(41)
Proceeds from sale of premises and equipment	1	-
Proceeds from sale of foreclosed assets held for sale	89	195
Net cash used in investing activities	(15,399)	(30,188)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	(3,502)	10,210
Proceeds from long-term borrowings	5,000	2
Repayments of long-term borrowings	(2,589)	-
Net (decrease) increase in short-term borrowed funds	14,658	9,455
Purchase of treasury and restricted stock	(330)	(331)
Dividends paid	(1,558)	(1,515)
Net cash provided by financing activities	11,679	17,821
Net (decrease) increase in cash and cash equivalents	1,037	(6,042)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,797	18,517
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,834	$12,475

Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,086	$1,993
Income taxes paid	$-	$-
Non-cash Transactions:
Loans transferred to foreclosed property	$3,805	$13
Right of use asset and liability	$1,454	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

Citizens Financial Services, Inc. (individually and collectively with its direct and indirect subsidiaries, the “Company”) is a Pennsylvania corporation and the holding company of its wholly owned subsidiary, First Citizens Community Bank (the “Bank”), and of the Bank’s wholly owned subsidiaries, First Citizens Insurance Agency, Inc. (“First Citizens Insurance”) and 1st Realty of PA LLC (“Realty”). Realty was formed in March of 2019 to manage and sell properties acquired in the settlement of a bankruptcy filing with a commercial customer.

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

In the opinion of management of the Company, the accompanying interim financial statements at March 31, 2019 and for the periods ended March 31, 2019 and 2018 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations at the dates and for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period covered by the Consolidated Income Statement. The financial performance reported for the Company for the three month period ended March 31, 2019 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. ASU 2016-02 was effective for the Company on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) - Targeted Improvements,” which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Upon adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 on January 1, 2019, we recognized a right-of-use assets and related lease liabilities totaling $1,454,000 each. We elected to apply certain practical expedients provided under ASU 2016-02 whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also elected not to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). We account for lease and non-lease components separately because such amounts are readily determinable under our lease contracts. We expect to utilize the modified-retrospective transition approach prescribed by ASU 2018-11.  Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease as of January 1, 2019. We have included additional disclosures in note 7.

Note 2 – Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Update ASU 2014-09 Revenue from Contracts with Customers – Topic 606 and all subsequent ASUs that modified ASC 606. The Company has elected to apply the standard to all prior periods presented utilizing the full retrospective approach. The implementation of the new standard had no material impact to the measurement or recognition of revenue of prior periods. Management determined that the primary sources of revenue emanating from interest and dividend income on loans and investments along with noninterest revenue resulting from investment security gains, loan servicing, gains on loans sold and earnings on bank owned life insurances are not within the scope of ASC 606. As a result, no changes were made during the period related to these sources of revenue, which cumulatively comprise 89.8% and 89.4% of the total revenue of the Company for the three months ended March 31, 2019 and 2018, respectively. The main types of noninterest income within the scope of the standard are as follows:

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

•
Gains and losses on sale of other real estate owned – Gains and losses are recognized at the completion of the property sale when the buyer obtains control of the real estate and all of the performance obligations of the Company have been satisfied. Evidence of the buyer obtaining control of the asset include transfer of the property title, physical possession of the asset, and the buyer obtaining control of the risks and rewards related to the asset. In situations where the Company agrees to provide financing to facilitate the sale, additional analysis is performed to ensure that the contract for sale identifies the buyer and seller, the asset to be transferred, payment terms, and that the contract has a true commercial substance and that collection of amounts due from the buyer are reasonable. In situations where financing terms are not reflective of current market terms, the transaction price is discounted impacting the gain/loss and the carrying value of the asset.

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three months ended March 31, 2019 and 2018 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time.

	Three Months Ended
	March 31,
Revenue stream	2019	2018
Service charges on deposit accounts
Overdraft fees	$358	367
Statement fees	51	54
Interchange revenue	540	531
ATM income	91	96
Other service charges	59	56
Total Service Charges	1,099	1,104
Trust	232	251
Brokerage and insurance	293	181
Other	111	85
Total	$1,735	$1,621

Note 3 - Earnings per Share

The following table sets forth the computation of earnings per share. Earnings per share calculations give retroactive effect to stock dividends declared by the Company.
	Three months ended
	March 31,
	2019	2018
Net income applicable to common stock	$4,405,000	$4,247,000

Basic earnings per share computation
Weighted average common shares outstanding	3,494,010	3,512,552
Earnings per share - basic	$1.26	$1.21

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	3,494,010	3,512,552
Add: Dilutive effects of restricted stock	-	363
Weighted average common shares outstanding for dilutive earnings per share	3,494,010	3,512,915
Earnings per share - diluted	$1.26	$1.21

For the three months ended March 31, 2019 and 2018, there were 6,705 and 426 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had per share prices ranging from $47.81-$62.93 for the three month period ended March 31, 2019 and per share prices ranging from $49.87-$61.04 for the three month period ended March 31, 2018.

Note 4 – Investments

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at March 31, 2019 and December 31, 2018 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2019	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. agency securities	$102,388	$940	$(464)	$102,864
U.S. treasury securities	33,828	-	(321)	33,507
Obligations of state and
political subdivisions	60,375	267	(44)	60,598
Corporate obligations	3,000	39	-	3,039
Mortgage-backed securities in
government sponsored entities	44,751	143	(465)	44,429
Total available-for-sale securities	$244,342	$1,389	$(1,294)	$244,437

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. agency securities	$106,516	$509	$(640)	$106,385
U.S. treasury securities	33,813	-	(455)	33,358
Obligations of state and
political subdivisions	52,074	150	(177)	52,047
Corporate obligations	3,000	34	-	3,034
Mortgage-backed securities in
government sponsored entities	46,839	59	(712)	46,186
Total available-for-sale securities	$242,242	$752	$(1,984)	$241,010

The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at March 31, 2019 and December 31, 2018 (in thousands). As of March 31, 2019, the Company owned 84 securities whose fair value was less than their cost basis.

March 31, 2019	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$-	$-	$44,321	$(464)	$44,321	$(464)
U.S. treasury securities	-	-	33,507	(321)	33,507	(321)
Obligations of state and
political subdivisions	-	-	8,070	(44)	8,070	(44)
Mortgage-backed securities in
government sponsored entities	-	-	32,526	(465)	32,526	(465)
Total securities	$-	$-	$118,424	$(1,294)	$118,424	$(1,294)

December 31, 2018	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$5,981	$(5)	$52,673	$(635)	$58,654	$(640)
U.S. treasury securities	4,948	(31)	28,410	(424)	33,358	(455)
Obligations of states and
political subdivisions	8,979	(22)	12,441	(155)	21,420	(177)
Mortgage-backed securities in
government sponsored entities	5,272	(18)	32,570	(694)	37,842	(712)
Total securities	$25,180	$(76)	$126,094	$(1,908)	$151,274	$(1,984)

As of March 31, 2019 and December 31, 2018, the Company’s investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, U.S treasury securities, obligations of states and political subdivisions and mortgage backed securities issued by government sponsored entities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or issuer-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

There were no sales of available for sale securities during the three months ended March 31, 2019 and 2018.

The following table presents the net gains on the Company’s equity investments recognized in earnings during the three month ended March 31, 2019 and 2018, and the portion of unrealized gains for the period that relates to equity investments held at March 31, 2019 and 2018:

	Three Months Ended
	March 31,
Equity Securities	2019	2018
Net gains (losses) recognized in equity securities during the period	$11	$6
Less: Net gains realized on the sale of equity securities during the period	-	-
Net unrealized gains (losses)	$11	$6

Investment securities with an approximate carrying value of $210.2 million and $221.2 million at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public funds and certain other deposits.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities (excludes equity securities) at March 31, 2019, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$25,824	$25,698
Due after one year through five years	110,098	110,052
Due after five years through ten years	50,487	50,803
Due after ten years	57,933	57,884
Total	$244,342	$244,437

Note 5 – Loans

The Company grants loans primarily to customers throughout north central, central and south central Pennsylvania and the southern tier of New York.  Although the Company had a diversified loan portfolio at March 31, 2019 and December 31, 2018, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for loan losses as of March 31, 2019 and December 31, 2018 (in thousands):

March 31, 2019	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$214,635	$1,178	$28	$213,429
Commercial	334,371	10,724	1,291	322,356
Agricultural	295,547	5,562	-	289,985
Construction	18,611	-	-	18,611
Consumer	9,773	-	-	9,773
Other commercial loans	74,323	2,072	486	71,765
Other agricultural loans	43,245	1,428	-	41,817
State and political subdivision loans	100,412	-	-	100,412
Total	1,090,917	20,964	1,805	1,068,148
Allowance for loan losses	13,084	721	-	12,363
Net loans	$1,077,833	$20,243	$1,805	$1,055,785

December 31, 2018	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$215,305	$890	$28	$214,387
Commercial	319,265	13,327	1,321	304,617
Agricultural	284,520	5,592	-	278,928
Construction	33,913	-	-	33,913
Consumer	9,858	-	-	9,858
Other commercial loans	74,118	2,206	510	71,402
Other agricultural loans	42,186	1,435	-	40,751
State and political subdivision loans	102,718	-	-	102,718
Total	1,081,883	23,450	1,859	1,056,574
Allowance for loan losses	12,884	676	-	12,208
Net loans	$1,068,999	$22,774	$1,859	$1,044,366

Purchased loans are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses. Upon acquisition, the Company evaluates whether an acquired loan was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired (“PCI”) loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Based upon management’s review, there were no material decreases in the expected cash flows of these loans between the acquisition date and March 31, 2019. The fair value of PCI loans, on the acquisition date, was determined, primarily based on the fair value of the loans’ collateral. The carrying value of PCI loans was $1,805,000 and $1,859,000 at March 31, 2019 and December 31, 2018, respectively. The carrying value of the PCI loans was determined by projected discounted contractual cash flows and collateral valuations.

Changes in the accretable yield for PCI loans were as follows for the three months ended March 31, 2019 and 2018, respectively (in thousands):

	Three months ended
	March 31,
	2019	2018
Balance at beginning of period	$104	$106
Accretion	(2)	(24)
Balance at end of period	$102	$82

The following table presents additional information regarding loans acquired with specific evidence of deterioration in credit quality under ASC 310-30 (in thousands):

	March 31,	December 31, 2018
Outstanding balance	$4,521	$4,529
Carrying amount	1,805	1,859

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

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables by class, excluding PCI loans, with the associated allowance amount, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
March 31, 2019	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$1,239	$856	$238	$1,094	$10
Home Equity	103	11	73	84	13
Commercial	11,242	9,635	1,089	10,724	310
Agricultural	5,569	2,368	3,194	5,562	83
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	2,608	1,752	320	2,072	146
Other agricultural loans	1,483	119	1,309	1,428	159
State and political
subdivision loans	-	-	-	-	-
Total	$22,244	$14,741	$6,223	$20,964	$721

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
December 31, 2018	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$932	$515	$288	$803	$10
Home Equity	106	12	75	87	14
Commercial	16,326	11,933	1,394	13,327	216
Agricultural	5,598	2,386	3,206	5,592	84
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	2,711	1,836	370	2,206	193
Other agricultural loans	1,487	120	1,315	1,435	159
State and political
subdivision loans	-	-	-	-	-
Total	$27,160	$16,802	$6,648	$23,450	$676

The following tables includes the average balance of impaired financing receivables by class and the income recognized on these receivables for the three month periods ended March 31, 2019 and 2018(in thousands):

	For the Three Months ended
	March 31, 2019			March 31, 2018
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	Cash Basis	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$1,103	$4	$-	$1,023	$4	$-
Home Equity	85	1	-	107	1	-
Commercial	12,548	119	6	13,795	122	5
Agricultural	5,575	32	-	4,086	51	-
Construction	-	-	-	-	-	-
Consumer	-	-	-	4	-	-
Other commercial loans	2,137	1	-	4,156	26	-
Other agricultural loans	1,431	2	-	1,370	10	-
State and political
subdivision loans	-	-	-	-	-	-
Total	$22,879	$159	$6	$24,541	$214	$5

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

The following tables represent credit exposures by internally assigned grades as of March 31, 2019 and December 31, 2018 (in thousands):

March 31, 2019	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$316,782	$10,140	$7,410	$39	$-	$334,371
Agricultural	273,727	11,735	10,085	-	-	295,547
Construction	18,611	-	-	-	-	18,611
Other commercial loans	71,048	736	2,469	70	-	74,323
Other agricultural loans	39,699	1,660	1,886	-	-	43,245
State and political
subdivision loans	99,873	-	539	-	-	100,412
Total	$819,740	$24,271	$22,389	$109	$-	$866,509

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$297,690	$10,792	$10,743	$40	$-	$319,265
Agricultural	264,732	10,017	9,771	-	-	284,520
Construction	33,913	-	-	-	-	33,913
Other commercial loans	70,425	777	2,800	116	-	74,118
Other agricultural loans	38,628	1,724	1,834	-	-	42,186
State and political
subdivision loans	92,666	9,481	571	-	-	102,718
Total	$798,054	$32,791	$25,719	$156	$-	$856,720

For residential real estate mortgages, home equity and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below, and all loans past due 90 or more days and still accruing. The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2019 and December 31, 2018 (in thousands):

March 31, 2019	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$155,440	$1,032	$28	$156,500
Home Equity	58,041	94	-	58,135
Consumer	9,773	-	-	9,773
Total	$223,254	$1,126	$28	$224,408

December 31, 2018	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$155,360	$1,099	$28	$156,487
Home Equity	58,736	82	-	58,818
Consumer	9,832	26	-	9,858
Total	$223,928	$1,207	$28	$225,163

Aging Analysis of Past Due Financing Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due financing receivables as of March 31, 2019 and December 31, 2018 (in thousands):

							Total	90 Days or
	30-59 Days	60-89 Days	90 Days	Total Past			Financing	Greater and
March 31, 2019	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	Accruing
Real estate loans:
Mortgages	$592	$83	$717	$1,392	$155,080	$28	$156,500	$23
Home Equity	401	87	89	577	57,558	-	58,135	17
Commercial	1,888	499	2,368	4,755	328,325	1,291	334,371	4
Agricultural	991	-	3,596	4,587	290,960	-	295,547	-
Construction	-	-	-	-	18,611	-	18,611	-
Consumer	96	-	-	96	9,677	-	9,773	-
Other commercial loans	396	-	1,980	2,376	71,461	486	74,323	20
Other agricultural loans	180	36	1,196	1,412	41,833	-	43,245	-
State and political
subdivision loans	-	-	-	-	100,412	-	100,412	-
Total	$4,544	$705	$9,946	$15,195	$1,073,917	$1,805	$1,090,917	$64

Loans considered non-accrual	$354	$425	$9,882	$10,661	$1,039	$-	$11,700
Loans still accruing	4,190	280	64	4,534	1,072,878	1,805	1,079,217
Total	$4,544	$705	$9,946	$15,195	$1,073,917	$1,805	$1,090,917

								90 Days or
	30-59 Days	60-89 Days	90 Days	Total Past			Total Financing	Greater and
December 31, 2018	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	Accruing
Real estate loans:
Mortgages	$483	$789	$686	$1,958	$154,501	$28	$156,487	$20
Home Equity	257	108	63	428	58,390	-	58,818	-
Commercial	999	631	4,706	6,336	311,608	1,321	319,265	36
Agricultural	121	-	3,184	3,305	281,215	-	284,520	-
Construction	-	-	-	-	33,913	-	33,913	-
Consumer	37	14	12	63	9,795	-	9,858	12
Other commercial loans	141	53	2,061	2,255	71,353	510	74,118	-
Other agricultural loans	-	-	1,201	1,201	40,985	-	42,186	-
State and political
subdivision loans	-	-	-	-	102,718	-	102,718	-
Total	$2,038	$1,595	$11,913	$15,546	$1,064,478	$1,859	$1,081,883	$68

Loans considered non-accrual	$72	$253	$11,845	$12,170	$1,554	$-	$13,724
Loans still accruing	1,966	1,342	68	3,376	1,062,924	1,859	1,068,159
Total	$2,038	$1,595	$11,913	$15,546	$1,064,478	$1,859	$1,081,883

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

The following table reflects the financing receivables, excluding PCI loans, on non-accrual status as of March 31, 2019 and December 31, 2018, respectively. The balances are presented by class of financing receivable (in thousands):

	March 31, 2019	December 31, 2018
Real estate loans:
Mortgages	$1,009	$1,079
Home Equity	77	82
Commercial	3,689	5,957
Agricultural	3,607	3,206
Construction	-	-
Consumer	-	14
Other commercial loans	2,053	2,185
Other agricultural loans	1,265	1,201
State and political subdivision	-	-
	$11,700	$13,724

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to structure more affordable terms before their loan reaches nonaccrual status. These restructured terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of interest or principal, or both, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company’s investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower’s ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  Based on this evaluation management would no longer consider a loan to be a TDR when the relevant facts support such a conclusion. As of March 31, 2019 and December 31, 2018, included within the allowance for loan losses are reserves of $249,000 and $255,000 respectively, that are associated with loans modified as TDRs.

Loan modifications that are considered TDRs completed during the three months ended March 31, 2019 and 2018 were as follows (dollars in thousands):

	For the Three Months Ended March 31, 2019
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	1	$-	$548	$-	$548
Total	-	1	$-	$548	$-	$548

	For the Three Months Ended March 31, 2018
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Mortgages	-	1	$-	$7	$-	$7
Total	-	1	$-	$7	$-	$7

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism on modified loans occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The following table presents the recorded investment in loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which began January 1, 2019 and 2018 (3 month periods), respectively, and that subsequently defaulted during these reporting periods (dollars in thousands):

	For the Three Months Ended
	March 31, 2019		March 31, 2018
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Other agricultural loans	1	$124	-	$-
Total recidivism	1	$124	-	$-

Allowance for Loan Losses
The following table segregates the allowance for loan losses (ALLL) into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2019 and December 31, 2018, respectively (in thousands):

	March 31, 2019			December 31, 2018
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real estate loans:
Residential	$23	$1,066	$1,089	$24	$1,081	$1,105
Commercial	310	3,820	4,130	216	3,899	4,115
Agricultural	83	4,309	4,392	84	4,180	4,264
Construction	-	32	32	-	58	58
Consumer	-	124	124	-	120	120
Other commercial loans	146	1,137	1,283	193	1,161	1,354
Other agricultural loans	159	597	756	159	593	752
State and political
subdivision loans	-	565	565	-	762	762
Unallocated	-	713	713	-	354	354
Total	$721	$12,363	$13,084	$676	$12,208	$12,884
The following tables roll forward the balance of the ALLL by portfolio segment for the three months ended March 31, 2019 and 2018, respectively (in thousands):

	For the three months ended March 31, 2019
	Balance at December 31, 2018	Charge-offs	Recoveries	Provision	Balance at March 31, 2019
Real estate loans:
Residential	$1,105	$-	$-	$(16)	$1,089
Commercial	4,115	(200)	-	215	4,130
Agricultural	4,264	-	-	128	4,392
Construction	58	-	-	(26)	32
Consumer	120	(14)	11	7	124
Other commercial loans	1,354	-	3	(74)	1,283
Other agricultural loans	752	-	-	4	756
State and political
subdivision loans	762	-	-	(197)	565
Unallocated	354	-	-	359	713
Total	$12,884	$(214)	$14	$400	$13,084

	For the three months ended March 31, 2018
	Balance at December 31, 2017	Charge-offs	Recoveries	Provision	Balance at March 31, 2018
Real estate loans:
Residential	$1,049	$(15)	$-	$43	$1,077
Commercial	3,867	-	-	139	4,006
Agricultural	3,143	-		197	3,340
Construction	23	-	-	16	39
Consumer	124	(13)	10	2	123
Other commercial loans	1,272	(45)	3	43	1,273
Other agricultural loans	492	(43)	-	83	532
State and political
subdivision loans	816	-	-	(27)	789
Unallocated	404	-	-	4	408
Total	$11,190	$(116)	$13	$500	$11,587

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

For the three months ended March 31, 2019, the allowance for commercial real estate was decreased in general reserves due to a decrease in the amount of non-accrual, classified and past due loans, which was offset by an specific reserves. This was represented as an increase in the provision. The allowance for agricultural real estate loans was increased in general reserves as a result of higher loan balances, an increase in the amount of loans classified as non-accrual and past due. The result of this was represented as an increase in the provision. The allowance for other commercial loans was decreased as a result of a decrease in specific reserves and a decrease in the volume of classified loans. The result of these changes was represented as a decrease in the provision. The allowance for state and political subdivision was decreased as a result a decrease in the volume of classified loans. The result of this change was represented as a decrease in the provision.

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

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of March 31, 2019 and December 31, 2018, included with other assets are $4,295,000 and $601,000, respectively, of foreclosed assets. As of March 31, 2019, included within the foreclosed assets are $561,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of March 31 2019, the Company has initiated formal foreclosure proceedings on $1,072,000 of consumer residential mortgages, which have not yet been transferred into foreclosed assets.

Note 6 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019			December 31, 2018
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$1,763	$(1,114)	$649	$1,725	$(1,066)	$659
Core deposit intangibles	1,786	(909)	877	1,786	(851)	935
Covenant not to compete	125	(104)	21	125	(96)	29
Total amortized intangible assets	$3,674	$(2,127)	$1,547	$3,636	$(2,013)	$1,623
Unamortized intangible assets:
Goodwill	$23,296			$23,296
(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for amortized intangible assets for the next five years. We based our projections of amortization expense shown below on existing asset balances (in thousands) at March 31, 2019. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Covenant not to compete	Total
Three months ended March 31, 2019 (actual)	$48	$58	$8	$114
Three months ended March 31, 2018 (actual)	49	69	8	126
Estimate for year ending December 31,
Remaining 2019	138	172	21	331
2020	150	197	-	347
2021	117	165	-	282
2022	88	133	-	221
2023	64	100	-	164

Note 7 – Leases

The following table details the Company’s right of use asset and the corresponding lease liability for the Company’s operating leases as of March 31, 2019 and the impacted line item on the Consolidated Balance Sheet(in thousands):

Lease Type	Balance at March 31, 2019	Affected line item on the Consolidated Balance Sheet
Right of Use Assets
Operating	$1,381	Other Assets

Lease Liabilities:
Operating	$1,383	Other Liabilities

The following table provides information related to the Company’s lease costs for the three months ended March 31, 2019 (in thousands):

Lease Cost
Operating lease cost	$85
Variable lease cost	23
Total lease cost	$108

The following table displays the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases outstanding as of March 31, 2019:

Operating
Weighted average term (years)	6.55
Weighted average discount rate	3.11%

The following table provides the undiscounted cashflows related to operating leases as of March 31, 2019 along with a reconciliation to the discounted amount recorded on the March 31, 2019 Consolidated Balance Sheet (in thousands):

Undiscounted cash flows due within	Operating
Remaining 2019	$250
2020	279
2021	238
2022	230
2023	142
2024	105
2025 and thereafter	291
Total undiscounted cash flows	1,535
Impact of present value discount	154
Amount reported on balance sheet	$1,381

Note 8 - Employee Benefit Plans

For additional detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 11 of the Company's Consolidated Financial Statements included in the 2018 Annual Report on Form 10-K.

Noncontributory Defined Benefit Pension Plan

The Bank sponsors a trusteed noncontributory defined benefit pension plan (“Pension Plan”) covering substantially all employees and officers hired prior to January 1, 2007. Additionally, the Bank assumed the noncontributory defined benefit pension plan of the First National Bank of Fredericksburg (FNB) when it was acquired. The FNB plan was frozen prior to the acquisition and therefore, no additional benefits will accrue for employees covered under that plan. The Bank has begun proceedings to close the FNB plan, which is expected to occur in 2019. These two plans are collectively referred to herein as “the Plans.” The Bank’s funding policy is to make annual contributions, if needed, based upon the funding formula developed by the plans’ actuary. Any employee with a hire date of January 1, 2007 or later is not eligible to participate in the Pension Plan.

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

The following sets forth the components of net periodic benefit costs of the Pension Plan and the line item on the Consolidated Statement of Income where such amounts are included, for the three months ended March 31, 2019 and 2018, respectively (in thousands):

	Three Months Ended
	March 31,
	2019	2018	Affected line item on the Consolidated Statement of Income
Service cost	$89	$89	Salary and Employee Benefits
Interest cost	139	163	Other Expenses
Expected return on plan assets	(205)	(344)	Other Expenses
Net amortization and deferral	61	46	Other Expenses
Net periodic benefit cost (benefit)	$84	$(46)

The Bank expects to contribute $250,000 to the Pension Plans during 2019.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  In April of 2016, the Company’s shareholders authorized a total of 150,000 shares of the Company’s common stock to be made available under the Plan. As of March 31, 2019, 135,582 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted shares during the three months ended March 31, 2019:

	Three months
		Weighted
	Unvested	Average
	Shares	Market Price
Outstanding, beginning of period	9,764	$58.21
Granted	-	-
Forfeited	-	-
Vested	(50)	(51.13)
Outstanding, end of period	9,714	$58.25

Compensation cost related to restricted stock is recognized, based on the market price of the stock at the grant date, over the vesting period. Compensation expense related to restricted stock was $67,000 and $56,000 for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, the total compensation cost related to nonvested awards that has not yet been recognized was $566,000, which is expected to be recognized over the next three years.

Note 9 – Accumulated Comprehensive Loss

The following tables present the changes in accumulated other comprehensive loss by component net of tax for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31, 2019
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2018	$(973)	$(2,948)	$(3,921)
Other comprehensive income (loss) before reclassifications (net of tax)	1,048	-	1,048
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	-	48	48
Net current period other comprehensive income (loss)	1,048	48	1,096
Balance as of March 31, 2019	$75	$(2,900)	$(2,825)

	Three months ended March 31, 2018
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2017	$(269)	$(3,129)	$(3,398)
Change in Accounting policy for equity securities	1	-	1
Other comprehensive loss before reclassifications (net of tax)	(1,617)	-	(1,617)
Amounts reclassified from accumulated other
comprehensive loss (net of tax)	-	37	37
Net current period other comprehensive income (loss)	(1,617)	37	(1,580)
Balance as of March 31, 2018	$(1,885)	$(3,092)	$(4,977)

(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheet.

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2019 and 2018 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the Consolidated Statement of Income
	Three Months Ended March 31,
	2019	2018
Unrealized gains and losses on available for sale securities
	$-	$-	Available for sale securities gains, net
	-	-	Provision for income taxes
	$-	$-	Net of tax

Defined benefit pension items
	$(61)	$(46)	Other expenses
	13	9	Provision for income taxes
	$(48)	$(37)	Net of tax

Total reclassifications	$(48)	$(37)

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
The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of March 31, 2019 and December 31, 2018 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

March 31, 2019	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$527	$-	$-	$527
Available for sale securities:
U.S. Agency securities	-	102,864	-	102,864
U.S. Treasury securities	33,507	-	-	33,507
Obligations of state and
political subdivisions	-	60,598	-	60,598
Corporate obligations	-	3,039	-	3,039
Mortgage-backed securities in
government sponsored entities	-	44,429	-	44,429

December 31, 2018	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$516	$-	$-	$516
Available for sale securities:
U.S. Agency securities	-	106,385	-	106,385
U.S. Treasuries securities	33,358	-	-	33,358
Obligations of state and
political subdivisions	-	52,047	-	52,047
Corporate obligations	-	3,034	-	3,034
Mortgage-backed securities in
government sponsored entities	-	46,186	-	46,186

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis as of March 31, 2019 and December 31, 2018 are included in the table below (in thousands):

March 31, 2019	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$5,220	$5,220
Other real estate owned	-	-	3,560	3,560

December 31, 2018	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$5,815	$5,815
Other real estate owned	-	-	532	532

•
Impaired Loans - The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level III measurement.  If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. The fair values above excluded estimated selling costs of $520,000 and $563,000 at March 31, 2019 and December 31, 2018, respectively.

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

March 31, 2019	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	$5,220	Appraised Collateral Values	Discount for time since appraisal	0-100%	18.48%
			Selling costs	5%-12%	8.78%
			Holding period	0 - 12 months	11.67 months

Other real estate owned	3,560	Appraised Collateral Values	Discount for time since appraisal	15-67%	17.90%

December 31, 2018	Fair Value	Valuation Technique(s)	Unobservable input	Range
Impaired Loans	5,815	Appraised Collateral Values	Discount for time since appraisal	0-100%	19.22%
			Selling costs	5%-12%	8.70%
			Holding period	6 - 12 months	11.61 months

Other real estate owned	532	Appraised Collateral Values	Discount for time since appraisal	20-55%	31.44%

Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

	Carrying
March 31, 2019	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$15,498	$15,608	$-	$-	$15,608
Loans held for sale	183	183	183	-	-
Net loans	1,077,833	1,068,984	-	-	1,068,984

Financial liabilities:
Deposits	1,181,654	1,178,511	889,970	-	288,541
Borrowed funds	108,263	107,602	-	-	107,602

	Carrying
December 31, 2018	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$15,498	$15,422	$-	$-	$15,422
Loans held for sale	1,127	1,126	-	-	1,126
Net loans	1,068,999	1,062,645	-	-	1,062,645

Financial liabilities:
Deposits	1,185,156	1,180,694	886,686	-	294,008
Borrowed funds	91,194	90,427	-	-	90,427

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

The Bank was named as a defendant in a lawsuit filed in the United States Bankruptcy Court for Western District of New York District, Arnold v. First Citizens National Bank, wherein the plaintiff sought to avoid and recover various payments to First Citizens made by Cornerstone Homes, Inc. and avoid or subordinate liens made in favor of First Citizens on property of Cornerstone on multiple grounds, including that the transfers constituted fraudulent conveyances under applicable law. This case was settled in the first quarter of 2019 at which time the Bank acquired numerous residential real estate properties which have been recorded as foreclosed asset held for sale.

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

Note 12 – Recent Accounting Pronouncements

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

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements, which addressed issues lessors sometimes encounter. Specifically addressed in this Update were issues related to 1) determining the fair value of the underlying asset by the lessor that are not manufacturers or dealers (generally financial institutions and captive finance companies), and 2) lessors that are depository and lending institutions should classify principal and payments received under sales-type and direct financing leases within investing activities in the cash flow statement. The ASU also exempts both lessees and lessors from having to provide the interim disclosures required by ASC 250-10-50-3 in the fiscal year in which a company adopts the new leases standard. The amendments addressing the two lessor accounting issues are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the effective date is for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This Update is not expected to have a significant impact on the Company’s financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or expected future results of operations of Citizens Financial Services, Inc., First Citizens Community Bank, First Citizens Insurance Agency, Inc., 1st Realty of PA LLC or the combined Company. When we use words such as “believes,” “expects,” “anticipates,” or similar expressions, we are making forward-looking statements. For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements.  The Company cautions readers that the following important factors, among others, could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement:
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
•
Agricultural customers could be affected by factors outside of their control including adverse weather conditions, loss of crops or livestock due to diseases or other factors, and government policies and regulations.

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

Additional factors that may affect our results are discussed under “Part II – Item 1A – Risk Factors” in this report and in the Company’s 2018 Annual Report on Form 10-K under “Item 1.A/ Risk Factors.”  Except as required by applicable law and regulation, we assume no obligation to update or revise any forward-looking statements after the date on which they are made.

Introduction

The following is management's discussion and analysis of the financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results you may expect for the full year.

The Company currently engages in the general business of banking throughout our service area of Potter, Tioga, Clinton, Bradford and Centre counties in north central Pennsylvania, Lebanon, Berks, Schuylkill and Lancaster counties in south central Pennsylvania and Allegany County in southern New York. We also have a limited branch office in Union county, Pennsylvania, which primarily serves agricultural and commercial customers in the central Pennsylvania market. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 29 banking facilities, 28 of which operate as bank branches.  In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy, Fivepointville, State College and three branches near the city of Lebanon, Pennsylvania. The Fivepointville branch was opened in the first quarter of 2019. The limited branch office is located in Winfield, Pennsylvania. In New York, our office is in Wellsville.

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

Reputational risk, or the risk to our business, earnings, liquidity, and capital from negative public opinion, could result from our actual or alleged conduct in a variety of areas, including legal and regulatory compliance, lending practices, corporate governance, litigation, ethical issues, or inadequate protection of customer information, including fraudulent activity outside the Company’s control. We expend significant resources to comply with regulatory requirements. Failure to comply could result in reputational harm or significant legal or remedial costs. Damage to our reputation could adversely affect our ability to retain and attract new customers, and adversely impact our earnings and liquidity.

Regulatory and compliance risk represents the possibility that a change in law, regulations or regulatory policy may have a material effect on the business of the Company. We cannot predict what legislation might be enacted or what regulations might be adopted, or if adopted, the effect thereof on our operations.

Competition

The banking industry in the Bank’s service areas continue to be extremely competitive, both among commercial banks and with other financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies, credit unions, agricultural cooperatives and internet entities. Competition in our north central Pennsylvania market has increased as a result of other financial institutions looking to expand into new markets. With larger population centers in our central and south central markets, we experience more competition to gather deposits and to make loans. Mortgage banking firms, financial companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms and even government agencies provide additional competition for loans, deposits and other financial services.  The Bank is generally competitive with all competing financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Balance Sheets since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of March 31, 2019 and December 31, 2018, the Trust Department had $125.3 million and $117.6 million of assets under management, respectively.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Balance Sheets since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $178.5 million at December 31, 2018 to $196.8 million at March 31, 2019. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, especially in our central and south central Pennsylvania markets.

Results of Operations

Overview of the Income Statement

The Company had net income of $4,405,000 for the first three months of 2019 compared to $4,247,000 for last year’s comparable period, an increase of $158,000, or 3.7%. Basic earnings per share for the first three months of 2019 were $1.26, compared to $1.21 last year, representing a 4.1% increase.  Annualized return on assets and return on equity for the three months of 2019 were 1.22% and 12.12%, respectively, compared with 1.24% and 12.62% for last year’s comparable period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense paid on interest-bearing liabilities.

Net interest income for the first three months of 2019 was $11,915,000, an increase of $495,000, or 4.3%, compared to the same period in 2018.  For the first three months of 2019, the provision for loan losses totaled $400,000, a decrease of $100,000 over the comparable period in 2018.  Consequently, net interest income after the provision for loan losses was $11,515,000 compared to $10,920,000 during the first three months of 2018.

The following table sets forth the average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the three months ended March 31, 2019 and 2018 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates
	Three Months Ended
	March 31, 2019			March 31, 2018
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$		$ %	$		$ %
ASSETS
Short-term investments:
Interest-bearing deposits at banks	8,759	7	0.32	8,100	5	0.25
Total short-term investments	8,759	7	0.32	8,100	5	0.25
Interest bearing time deposits at banks	15,498	97	2.54	10,311	53	2.11
Investment securities:
Taxable	196,187	1,242	2.53	183,155	937	2.05
Tax-exempt (3)	55,866	451	3.23	75,288	667	3.34
Total investment securities	252,053	1,693	2.69	258,443	1,604	2.48
Loans (2)(3)(4):
Residential mortgage loans	215,670	2,825	5.31	214,598	2,724	5.15
Construction	28,439	357	5.09	17,665	201	4.62
Commercial Loans	401,813	5,423	5.47	388,200	4,978	5.20
Agricultural Loans	334,520	3,739	4.53	283,714	3,037	4.34
Loans to state & political subdivisions	100,922	978	3.93	104,511	916	3.55
Other loans	9,768	184	7.64	9,507	183	7.79
Loans, net of discount	1,091,132	13,506	5.02	1,018,195	12,039	4.79
Total interest-earning assets	1,367,442	15,303	4.54	1,295,049	13,701	4.29
Cash and due from banks	6,741			6,908
Bank premises and equipment	16,263			16,481
Other assets	54,278			54,878
Total non-interest earning assets	77,282			78,267
Total assets	1,444,724			1,373,316
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	328,357	578	0.71	325,937	330	0.41
Savings accounts	211,149	184	0.35	185,242	50	0.11
Money market accounts	161,424	505	1.27	145,890	245	0.68
Certificates of deposit	293,385	1,047	1.45	266,275	691	1.05
Total interest-bearing deposits	994,315	2,314	0.94	923,344	1,316	0.58
Other borrowed funds	113,829	788	2.81	138,613	647	1.89
Total interest-bearing liabilities	1,108,144	3,102	1.14	1,061,957	1,963	0.75
Demand deposits	176,989			164,189
Other liabilities	14,199			12,537
Total non-interest-bearing liabilities	191,188			176,726
Stockholders' equity	145,392			134,633
Total liabilities & stockholders' equity	1,444,724			1,373,316
Net interest income		12,201			11,738
Net interest spread (5)			3.40%			3.54%
Net interest income as a percentage
of average interest-earning assets			3.62%			3.68%
Ratio of interest-earning assets
to interest-bearing liabilities			123%			122%

(1) Averages are based on daily averages.
(2) Includes loan origination and commitment fees.
(3) Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4) Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a federal statutory income tax rate of 21% for the three months ended March 31, 2019 and 2018. For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s Federal statutory rate during the corresponding period. The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended March 31, 2019 and 2018 (in thousands):

	For the Three Months
	Ended March 31,
	2019	2018
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$1,703	$1,522
Tax equivalent adjustment	94	140
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$1,797	$1,662

Interest and fees on loans (non-tax adjusted)	$13,314	$11,861
Tax equivalent adjustment	192	178
Interest and fees on loans (tax equivalent basis)	$13,506	$12,039

Total interest income	$15,017	$13,383
Total interest expense	3,102	1,963
Net interest income	11,915	11,420
Total tax equivalent adjustment	286	318
Net interest income (tax equivalent basis)	$12,201	$11,738

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended March 31, 2019 vs 2018 (1)
	Change in	Change	Total
	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$1	$1	$2
Interest bearing time deposits at banks	31	13	44
Investment securities:
Taxable	70	235	305
Tax-exempt	(161)	(55)	(216)
Total investments	(91)	180	89
Loans:
Residential mortgage loans	14	87	101
Construction	134	22	156
Commercial Loans	178	267	445
Agricultural Loans	563	139	702
Loans to state & political subdivisions	(31)	93	62
Other loans	4	(3)	1
Total loans, net of discount	862	605	1,467
Total Interest Income	803	799	1,602
Interest Expense:
Interest-bearing deposits:
NOW accounts	2	246	248
Savings accounts	8	126	134
Money Market accounts	29	231	260
Certificates of deposit	76	280	356
Total interest-bearing deposits	115	883	998
Other borrowed funds	(83)	224	141
Total interest expense	32	1,107	1,139
Net interest income	$771	$(308)	$463

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $11,738,000 for the three month period ended March 31, 2018 to $12,201,000 for the three month period ended March 31, 2019, an increase of $463,000. The tax equivalent net interest margin decreased from 3.68% for the first three months of 2018 to 3.62% for the comparable period in 2019. The decrease is primarily caused by the increase in cost of interest-bearing liabilities.
Total tax equivalent interest income for the 2019 three month period increased $1,602,000 as compared to the 2018 three month period. This increase was a result of an increase of $803,000 due to a change in volume as average interest-bearing assets increased $72.4 million and due to an increase in the yield on interest-earning assets of 25 basis points, which corresponds to an increase of $799,000.

Tax equivalent investment income for the three months ended March 31, 2019 increased $89,000 over the same period last year. The primary cause of the increase was an increase in the average yield on investment securities  of 21 basis points.
•
The average balance of taxable securities increased by $13.0 million, which resulted in an increase in investment income of $70,000. The increase in the average balance of taxable securities was due to the Bank’s strategy of reducing the Bank’s exposure to municipal securities due to the reduction in the corporate income tax rate implemented in 2017. The yield on taxable securities increased 48 basis points from 2.05% to 2.53% as a result of the recent rise in rates and the calls and maturities of lower yielding investments. This resulted in an increase in investment income of $235,000.

•
The average balance of tax-exempt securities decreased by $19.4 million, which resulted in a decrease in investment income of $161,000. The yield on tax-exempt securities decreased 9 basis points from 3.34% to 3.23%, which corresponds to a decrease in interest income of $55,000. The yield decrease was attributable to higher yielding securities being called and maturing. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

Total loan interest income increased $1,467,000 for the three months ended March 31, 2019 compared to the same period last year, primarily as a result of loan growth achieved in 2018 and the first three months of 2019 that occurred primarily in our central and south central Pennsylvania markets.
•
The average balance of commercial loans increased $13.6 million from a year ago. The growth was attributable to organic growth in our central and south central Pennsylvania markets. This had a positive impact of $178,000 on total interest income due to volume. The yield increased 27 basis points to 5.47%, which increased loan interest income $267,000.

•
Interest income on agricultural loans increased $702,000 from 2018 to 2019. The increase in the average balance of agricultural loans of $50.8 million is primarily attributable to the additional agricultural lenders hired in 2016 to serve the central and south central markets. The increase in the average balance of these loans resulted in an increase in interest income due to volume of $563,000. The yield on agricultural loans increased 19 basis points to 4.53%, which increased loan interest income $139,000.

•
The average balance of construction loans increased $10.8 million from a year ago as a result of several large commercial and agricultural construction projects. This resulted in an increase of $134,000 on total interest income due to volume.

•
The average balance of state and political subdivision loans decreased $3.6 million from a year ago as the market was not as attractive due to the change in the Federal corporate income tax rate. This resulted in a decrease of $31,000 on total interest income due to volume. The tax effected yield increased 38 basis points to 3.93%, which increased loan interest income $93,000.

•
Interest income on residential mortgage loans increased $101,000. The average yield on residential loans increased 16 basis points from a year ago, which resulted in an increase in loan interest income of $87,000.

Total interest expense increased $1,139,000 for the three months ended March 31, 2019 compared with the comparative period last year primarily as a result of an increase in the cost of interest-bearing liabilities. Interest expense increased $1,107,000 due to rate as a result of an increase in the average rate paid on interest-bearing liabilities from 0.75% to 1.14%.
•
The average balance of interest-bearing deposits increased $70.8 million from March 31, 2018 to March 31, 2019. Increases were experienced in NOW accounts of $2.4 million, savings accounts of $25.9 million, money market accounts of $15.5 million and certificates of deposit of $27.1 million. The cumulative effect of these volume changes was an increase in interest expense of $115,000.  (see also “Financial Condition – Deposits”). The rate paid on interest bearing deposits was 0.94% for the first three months of 2019 and 0.58% for the comparable period in 2018. This resulted in an increase in interest expense of $883,000. The increase was due to the Fed raising interest rates and competitive pressures.

•
The average balance of other borrowed funds decreased $24.8 million from a year ago. This resulted in a decrease in interest expense of $83,000. There was an increase in the average rate on other borrowed funds from 1.89% to 2.81% due to an increase in the overnight borrowing rate as a result of the Federal Reserve interest rate increases in 2018 resulting in an increase in interest expense of $224,000.

Provision for Loan Losses

For the three months ended March 31, 2019, we recorded a provision of $400,000 compared to $500,000 in 2018. This decrease was primarily due to the lower level of loan growth in 2019 compared to the same period in 2018. (see “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

Non-interest Income

The following table shows the breakdown of non-interest income for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three months ended March 31,		Change
	2019	2018	Amount	%
Service charges	$1,099	$1,104	$(5)	(0.5)
Trust	232	251	(19)	(7.6)
Brokerage and insurance	293	181	112	61.9
Gains on loans sold	99	72	27	37.5
Equity security gains, net	11	6	5	83.3
Earnings on bank owned life insurance	151	152	(1)	(0.7)
Other	148	140	8	5.7
Total	$2,033	$1,906	$127	6.7

Non-interest income for the three months ended March 31, 2019 totaled $2,033,000, an increase of $127,000 when compared to the same period in 2018. During the first three months of 2019, net investment securities gains amounted to $11,000 compared to gains of $6,000 last year. We recognized increases of $11,000 and $6,000 in the market value of our equity portfolio for the three months ended March 31, 2019 and 2018, respectively. We did not sell any available for sale securities or equity securities in the first three months of 2019 or 2018.

The increase in brokerage revenues is attributable to growth in our south central market. The increase in gains on loans sold is due to an increase in the amount of loans sold in 2019 compared to 2018.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three months ended
	March 31,		Change
	2019	2018	Amount	%
Salaries and employee benefits	$5,029	$4,835	$194	4.0
Occupancy	592	592	-	-
Furniture and equipment	155	142	13	9.2
Professional fees	442	399	43	10.8
FDIC insurance	111	100	11	11.0
Pennsylvania shares tax	275	300	(25)	(8.3)
Amortization of intangibles	66	76	(10)	(13.2)
ORE expenses	107	34	73	214.7
Other	1,545	1,354	191	14.1
Total	$8,322	$7,832	$490	6.3

Non-interest expenses increased $490,000 for the three months ended March 31, 2019 compared to the same period in 2018. Salaries and employee benefits increased $194,000 or 4.0%. The increase was due to merit increases effective at the beginning of 2019, higher commissions due to higher brokerage and insurances commissions, an increase in profit sharing as a result of improved financial results and an increase in health care expenses.

The increase in professional fees is the result of legal fees associated with a customer that was in bankruptcy that the Bank settled with in the first quarter of 2019.  The increase in OREO expenses is due to the increase is the number of ORE properties that occurring in 2019. The increase in other expenses is primarily attributable to the increase in other periodic pension costs of $130,000 as a result of the decision to terminate the FNB pension plan.

Provision for Income Taxes

The provision for income taxes was $821,000 for the three month period ended March 31, 2019 compared to $747,000 for the same period in 2018. The increase is primarily attributable to the increase in income before the provision for income taxes of $232,000 for the comparable periods.  Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 15.7% and 15.0% for the first three months of 2019 and 2018, respectively, compared to the statutory rate of 21% for 2019 and 2018.

We are invested in four limited partnership agreements that have established low-income housing projects in our market areas. We anticipate recognizing an aggregate of $529,000 of tax credits over the next 3.75 years, with an additional $106,000 anticipated to be recognized during 2019.

Financial Condition

Total assets were $1.45 billion at March 31, 2019, an increase of $17.3 million from $1.43 billion at December 31, 2018.  Cash and cash equivalents increased $1.0 million to $17.8 million. Investment securities increased $3.4 million and net loans increased $8.8 million to $1.08 billion at March 31, 2019.  Total deposits decreased $3.5 million to $1.18 billion since year-end 2018, while borrowed funds increased $17.1 million to $108.3 million.

Cash and Cash Equivalents
Cash and cash equivalents totaled $17.8 million at March 31, 2019 compared to $16.8 million at December 31, 2018, an increase of $1.0 million. Management actively measures and evaluates the Company’s liquidity position through our Asset–Liability Committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.
Investments

The following table shows the composition of the investment portfolio (including debt and equity securities as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019		December 31, 2018
	Amount	%	Amount	%
Debt securities:
U. S. Agency securities	$102,864	42.0	$106,385	44.0
U. S. Treasury notes	33,507	13.7	33,358	13.8
Obligations of state & political subdivisions	60,598	24.7	52,047	21.5
Corporate obligations	3,039	1.3	3,034	1.3
Mortgage-backed securities in
government sponsored entities	44,429	18.1	46,186	19.1
Equity securities	527	0.2	516	0.3
Total	$244,964	100.0	$241,526	100.0

	March 31, 2019/
	December 31, 2018
	Change
	Amount	%
Debt securities:
U. S. Agency securities	$(3,521)	(3.3)
U. S. Treasury notes	149	0.4
Obligations of state & political subdivisions	8,551	16.4
Corporate obligations	5	0.2
Mortgage-backed securities in
government sponsored entities	(1,757)	(3.8)
Equity securities	11	2.1
Total	$3,438	1.4

Our investment portfolio increased by $3.4 million, or 1.4%, from December 31, 2018 to March 31, 2019. During 2019, we purchased $2.4 million of U.S. agency obligations and $10.5 million state and political securities, which partially offset the $2.0 million of principal repayments and $8.5 million of calls and maturities that occurred during the three month period. We did not sell any securities during the first three months of 2019. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the three month period ended March 31, 2019 yielded 2.69%, compared to 2.48% in the comparable period in 2018 on a tax equivalent basis.

The investment strategy for 2019 has been to utilize cashflows from the investment portfolio to purchase agency and state and political securities to pledge against our public deposits. Investment purchases have been focused on securities with short fixed maturities for agency securities and high coupon callable municipal securities that are highly likely to be called. We continually monitor interest rate trading ranges and try to focus purchases to times when rates are in the top third of the trading range. The Bank believes its investment strategy has appropriately mitigated its interest rate risk exposure if rates continue to rise, while providing sufficient cashflows to meet liquidity needs.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the securities portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

Loans

The following table shows the composition of the loan portfolio as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31,		December 31,
	2019		2018
	Amount	%	Amount	%
Real estate:
Residential	$214,635	19.7	$215,305	19.9
Commercial	334,371	30.7	319,265	29.5
Agricultural	295,547	27.1	284,520	26.3
Construction	18,611	1.7	33,913	3.1
Consumer	9,773	0.9	9,858	0.9
Other commercial loans	74,323	6.8	74,118	6.9
Other agricultural loans	43,245	4.0	42,186	3.9
State & political subdivision loans	100,412	9.1	102,718	9.5
Total loans	1,090,917	100.0	1,081,883	100.0
Less allowance for loan losses	13,084		12,884
Net loans	$1,077,833		$1,068,999

	March 31, 2019/
	December 31, 2018
	Change
	Amount	%
Real estate:
Residential	$(670)	(0.3)
Commercial	15,106	4.7
Agricultural	11,027	3.9
Construction	(15,302)	(45.1)
Consumer	(85)	(0.9)
Other commercial loans	205	0.3
Other agricultural loans	1,059	2.5
State & political subdivision loans	(2,306)	(2.2)
Total loans	$9,034	0.8

The Bank’s lending efforts have historically focused on north central Pennsylvania and southern New York. The acquisition of FNB in 2015 expanded the focus into Lebanon, Lancaster, Schuylkill and Berks County markets in south central Pennsylvania. The opening of the Winfield office in 2016 and the acquisition of the State College branch in 2017 has increased our presence in the central Pennsylvania market. We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships our lending teams have with their customers and our lenders expertise in certain areas, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank’s website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors. As of March 31, 2019, the Company had one industry specific loan concentration to the dairy industry, totaling $156.9 million or 14.4% of total loans.
During the first three months of 2019, the primary driver of growth in the loan portfolio continued to be commercial and agricultural real estate loans, some of which is in the construction phase, in both the central and south central Pennsylvania markets. During the quarter, we completed a settlement with a customer in bankruptcy that resulted in $3.1 million of loans being transferred to OREO. Commercial and agricultural loan demand is subject to significant competitive pressures, the yield curve, and the strengthening of the overall national, regional and local economies.
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
Residential real estate loans decreased slightly during the first quarter of 2019. Loan demand for conforming mortgages, which the Company typically sells on the secondary market has increased slightly in 2019 when compared to 2018. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio at the balance sheet date.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the three months ended March 31, 2019 and for the years ended December 31, 2018, 2017, 2016 and 2015 (dollars in thousands):

	March 31,	December 31,
	2019	2018	2017	2016	2015
Balance
at beginning of period	$12,884	$11,190	$8,886	$7,106	$6,815
Charge-offs:
Real estate:
Residential	-	118	107	85	66
Commercial	200	66	41	100	84
Agricultural	-	-	30	-	-
Consumer	14	40	130	100	47
Other commercial loans	-	91	-	55	41
Other agricultural loans	-	50	5	-	-
Total loans charged-off	214	365	313	340	238
Recoveries:
Real estate:
Residential	-	69	-	-	-
Commercial	-	3	11	479	14
Agricultural	-	-	-	-	-
Consumer	11	31	49	88	33
Other commercial loans	3	30	16	33	2
Other agricultural loans	-	1	1	-	-
Total loans recovered	14	134	77	600	49

Net loans (recovered) charged-off	200	231	236	(260)	189
Provision charged to expense	400	1,925	2,540	1,520	480
Balance at end of year	$13,084	$12,884	$11,190	$8,886	$7,106

Loans outstanding at end of period	$1,090,917	$1,081,883	$1,000,525	$799,611	$695,031
Average loans outstanding, net	$1,091,132	$1,044,250	$883,355	$725,881	$577,992
Non-performing assets:
Non-accruing loans	$11,700	$13,724	$10,171	$11,454	$6,531
Accrual loans - 90 days or more past due	64	68	555	405	623
Total non-performing loans	$11,764	$13,792	$10,726	$11,859	$7,154
Foreclosed assets held for sale	4,295	601	1,119	1,036	1,354
Total non-performing assets	$16,059	$14,393	$11,845	$12,895	$8,508

Annualized net charge-offs to average loans	0.07%	0.02%	0.03%	-0.04%	0.03%
Allowance to total loans	1.20%	1.19%	1.12%	1.11%	1.02%
Allowance to total non-performing loans	111.22%	93.42%	104.33%	74.93%	99.33%
Non-performing loans as a percent of loans
net of unearned income	1.08%	1.27%	1.07%	1.48%	1.03%
Non-performing assets as a percent of loans
net of unearned income	1.47%	1.33%	1.18%	1.61%	1.22%

Management believes it uses the best information available when establishing the allowance for loan losses and that the allowance for loan losses is adequate as of March 31, 2019.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The allowance for loan losses was $13,084,000 or 1.20% of total loans as of March 31, 2019 as compared to $12,884,000 or 1.19% of loans as of December 31, 2018. The $200,000 increase in the allowance during the first three months of 2019 is the result of a $400,000 provision and net charge-offs of $200,000, which were primarily related to one customer. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category as of March 31, 2019 and December 31, 2018, 2017, 2016 and 2015 (dollars in thousands):

	March 31,		December 31
	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$1,089	19.7	$1,105	19.9	$1,049	21.4	$1,064	25.9	$905	29.3
Commercial	4,130	30.7	4,115	29.5	3,867	30.8	3,589	31.6	3,376	34.2
Agricultural	4,392	27.1	4,264	26.3	3,143	24.0	1,494	15.5	409	8.3
Construction	32	1.7	58	3.1	23	1.3	47	3.2	24	2.2
Consumer	124	0.9	120	0.9	124	1.0	122	1.4	102	1.7
Other commercial loans	1,283	6.8	1,354	6.9	1,272	7.2	1,327	7.3	1,183	8.2
Other agricultural loans	756	4.0	752	3.9	492	3.8	312	2.9	122	2.0
State & political subdivision loans	565	9.1	762	9.5	816	10.5	833	12.2	593	14.1
Unallocated	713	N/A	354	N/A	404	N/A	98	N/A	392	N/A
Total allowance for loan losses	$13,084	100.0	$12,884	100.0	$11,190	100.0	$8,886	100.0	$7,106	100.0

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate total 57.8% of the loan portfolio, 65.1% of the allowance is assigned to this segment of the loan portfolio as these loans have more inherent credit risk than residential real estate or loans to state and political subdivisions.

The following table identifies amounts of loans contractually past due 30 to 89 days and non-performing loans by loan category, as well as the change from December 31, 2018 to March 31, 2019 in non-performing loans((in thousands). Non-performing loans include accruing loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	March 31, 2019				December 31, 2018
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days				30 - 89 Days
	Past Due	90 Days Past	Non-	Total Non-	Past Due	90 Days Past	Non-	Total Non-
(in thousands)	Accruing	Due Accruing	accrual	Performing	Accruing	Due Accruing	accrual	Performing
Real estate:
Residential	$951	$40	$1,086	$1,126	$1,624	$20	$1,161	$1,181
Commercial	1,940	4	3,689	3,693	1,444	36	5,957	5,993
Agricultural	991	-	3,607	3,607	121	-	3,206	3,206
Consumer	96	-	-	-	37	12	14	26
Other commercial loans	452	20	2,053	2,073	73	-	2,185	2,185
Other agricultural loans	40	-	1,265	1,265	9	-	1,201	1,201
Total nonperforming loans	$4,470	$64	$11,700	$11,764	$3,308	$68	$13,724	$13,792

	Change in Non-Performing
	Loans March 31, 2019 / December 31, 2018
(dollars in thousands)	Amount	%
Real estate:
Residential	$(55)	(4.7)
Commercial	(2,300)	(38.4)
Agricultural	401	12.5
Consumer	(26)	(100.0)
Other commercial loans	(112)	(5.1)
Other agricultural loans	64	5.3
Total nonperforming loans	$(2,028)	(14.7)

For the three months ended March 31, 2019, we recorded a provision for loan losses of $400,000, which compares to $500,000 for the same period in 2018. The decrease was primarily attributable to the loan growth experienced during 2019 being lower than the growth experienced during the comparable period of 2018. Non-performing loans decreased $2.0 million or 14.7%, from December 31, 2018 to March 31, 2019, primarily due to one customer relationship, which was settled in the first quarter of 2019 and resulted in a $3.1 million increase in OREO. Approximately 62.0% of the Bank’s non-performing loans at March 31, 2019 are associated with the following three customer relationships:

•
A commercial customer with a total loan relationship of $2.9 million, secured by undeveloped land, stone quarries and equipment, was on non-accrual status as of March 31, 2019. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer, who provides excavation services and stone for pad construction related to these activities. During 2017, the Company had the underlying collateral appraised. The appraisals indicated a decrease in collateral values compared to the appraisals ordered for the loan origination, however, the loan is still considered well secured on a loan to value basis. Management determined that no specific reserve was required as of March 31, 2019.

•
An agricultural customer with a total loan relationship of $2.8 million, secured by real estate, equipment and cattle, was on non-accrual status as of March 31, 2019. The customer declared bankruptcy during the fourth quarter of 2018 and is in the process of developing a workout plan. Included within these loans to this customer are $1,151,000 of loans which are subject to Farm Service Agency guarantees. Depressed milk prices have created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices, which is not assured, we will need to rely upon the collateral for repayment of interest and principal. As of March 31, 2019, there was a specific reserve of $238,000 for this relationship.

•
An agricultural customer with a total loan relationship of $1.6 million, secured by real estate, equipment and cattle, was on non-accrual status as of March 31, 2019. Included within these loans to this customer are $181,000 of loans which are subject to Farm Service Agency guarantees. Depressed milk prices have created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices, which is not assured, we expect we will need to rely upon the collateral for repayment of interest and principal. As of March 31, 2019, there was a specific reserve of $3,000 for this relationship.

Management of the Bank believes that the allowance for loan losses as of March 31, 2019 is adequate, which is based on the following factors:
•	Three loan relationships comprise 62.0% of the non-performing loan balance, which has approximately $241,000 of specific reserves as of March 31, 2019.
•
The Company has a history of low charge-offs, which while higher in the first quarter of 2019 are still insignificant at an annualized basis of 0.07% with net charge-offs totaling $200,000 and primarily related to one relationship. In 2018 as the net charge-offs were .02% of average loans and only $231,000, while 2017’s net charge-offs were $236,000.

Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of March 31, 2019 and December 31, 2018, the cash surrender value of the life insurance was $27.7 million and $27.5 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations.  The amounts recorded as non-interest income totaled $151,000 and $152,000 for the three month periods ended March 31, 2019 and 2018, respectively. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

The Company agreements that were purchased directly from insurance companies are structured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB provide a fixed split-dollar benefit for the beneficiaries estate, which is dependent on several factors including whether the covered individual was a Director of FNB or an employee of FNB and their salary level. As of March 31, 2019 and December 31, 2018, included in other liabilities on the Consolidated Balance Sheet was a liability of $657,000 and $648,000, respectively, for the obligation under the split-dollar benefit agreements.

Premises and Equipment

Premises and equipment decreased $96,000 to $16.2 million as of March 31, 2019 from December 31, 2018. This occurred primarily as a result of normal depreciation expense recorded in the first three months of 2019.

Other Assets

Other assets increased $4.7 million as of March 31, 2019 from December 31, 2018. This increase was due to OREO increasing $3.7 million to $4.3 million as of March 31, 2019. The increase was due to foreclosures and accepting deeds in lieu as settlement for loans. Of the amounts transferred, $3.1 million was the result of settling with a customer in bankruptcy. The other large increase was the result of implementing ASU 2016-02 Leases, resulting in a right of use asset being recorded that had a value of $1.4 million as of March 31, 2019.

Deposits

The following table shows the composition of deposits as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31,		December 31,
	2019		2018
	Amount	%	Amount	%
Non-interest-bearing deposits	$184,988	15.7	$179,971	15.2
NOW accounts	329,052	27.8	336,756	28.4
Savings deposits	215,951	18.3	205,334	17.3
Money market deposit accounts	159,979	13.5	164,625	13.9
Certificates of deposit	291,684	24.7	298,470	25.2
Total	$1,181,654	100.0	$1,185,156	100.0

	March 31, 2019/
	December 31, 2018
	Change
	Amount	%
Non-interest-bearing deposits	$5,017	2.8
NOW accounts	(7,704)	(2.3)
Savings deposits	10,617	5.2
Money market deposit accounts	(4,646)	(2.8)
Certificates of deposit	(6,786)	(2.3)
Total	$(3,502)	(0.3)

Deposits decreased $3.5 million since December 31, 2018. The decreases in money market, NOW and certificate of deposit accounts is attributable to municipal deposits, which decreased since year end and is primarily due to timing and a large municipal construction project in south central market that is being funded by the municipalities cash. The decrease in certificates of deposits is also due to two estates settling. As of March 31, 2019, the Bank had $20.0 million of brokered certificates of deposit outstanding, which is the same amount outstanding as of December 31, 2018. We continue to enhance our cash management services to improve our customer services and to grow deposits through our current customers.

Borrowed Funds

      Borrowed funds increased $17.1 million during the first three months of 2019. The increase was the result of borrowing $17.1 million of overnight advances from the FHLB and $5.0 million of long-term advances from the FHLB. We also repaid a $2.0 million long-term advance from the FHLB and experienced a decrease in repurchase agreements of $3.0 million. The Bank’s current strategy for borrowings is to consider terms and structures to manage interest rate risk and liquidity in a flat interest rate environment. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

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

Total stockholders’ equity was $142.8 million at March 31, 2019 compared to $139.2 million at December 31, 2018, an increase of $3,616,000, or 2.6%.  Excluding accumulated other comprehensive loss, stockholders’ equity increased $2.5 million, or 1.8%. The Company purchased 5,762 shares of treasury stock at a weighted average cost of $57.47 per share. For the first three months of 2019, the Company had net income of $4.4 million and declared cash dividends of $1.6 million, or $0.445 per share, representing a cash dividend payout ratio of 35.4%.

All of the Company’s debt investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments due to changes in interest rates. As a result of changes in the interest rate environment and the defined benefit plan obligations, accumulated other comprehensive loss increased approximately $1.1 million from December 31, 2018.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios  of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2019 and December 31, 2018, that the Company and Bank meet all capital adequacy requirements to which they were subject at such dates.

As of March 31, 2019 and December 31, 2018, the Company and Bank were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company and Bank’s computed risk‑based capital ratios are as follows (dollars in thousands):
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$144,110	13.59%	$84,846	8.00%	$106,058	10.00%
Bank	$137,154	12.94%	$84,784	8.00%	$105,980	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Company	$130,871	12.34%	$63,635	6.00%	$84,846	8.00%
Bank	$123,907	11.69%	$63,588	6.00%	$84,784	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$123,361	11.63%	$47,726	4.50%	$68,938	6.50%
Bank	$123,907	11.69%	$47,691	4.50%	$68,887	6.50%

Tier 1 Capital (to Average Assets):
Company	$130,871	9.22%	$56,770	4.00%	$70,962	5.00%
Bank	$123,907	8.73%	$56,741	4.00%	$70,926	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$141,272	13.42%	$84,227	8.00%	$105,284	10.00%
Bank	$134,841	12.82%	$84,141	8.00%	$105,176	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Company	$128,224	12.18%	$63,171	6.00%	$84,227	8.00%
Bank	$121,792	11.58%	$63,106	6.00%	$84,141	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$120,724	11.47%	$47,378	4.50%	$68,435	6.50%
Bank	$121,792	11.58%	$47,329	4.50%	$68,364	6.50%

Tier 1 Capital (to Average Assets):
Company	$128,224	9.15%	$56,041	4.00%	$70,051	5.00%
Bank	$121,792	8.70%	$56,018	4.00%	$70,023	5.00%

Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Commitments to extend credit	$197,534	$199,183
Standby letters of credit	15,330	16,311
	$212,864	$215,494

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at March 31, 2019 and December 31, 2018 was $11,884,000 and $11,855,000, respectively. The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first three months of 2019 were $105,000 compared to $41,000 during the same time period in 2018.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $515.9 million, of which $128.9 million was outstanding via loans and letters of credits at March 31, 2019. The Bank also has two federal funds lines with third party providers in the total amount of $34.0 million as of March 31, 2019, which are unsecured and undrawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $10.7 million, which also is not drawn upon as of March 31, 2019. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial Services, Inc. is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial Services, Inc.’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At March 31, 2019, Citizens Financial Services, Inc. (on an unconsolidated basis) had liquid assets of $6.3 million.

Interest Rate and Market Risk Management

      The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances and the market value risk of assets and liabilities.

      Because of the nature of our operations, we are not subject to foreign currency exchange or commodity price risk and, because we have no trading portfolio, we are not subject to trading risk. Currently, the Company has equity securities that represent only 0.2% of its total assets and, therefore, equity risk is not significant.

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

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company’s risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of March 31, 2019 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income

-200 Shock	$48,652	$(466)	(0.95)
-100 Shock	49,799	681	1.39
Base	49,118	-	-
+100 Shock	47,705	(1,413)	(2.88)
+200 Shock	46,169	(2,949)	(6.00)
+300 Shock	44,597	(4,521)	(9.20)
+400 Shock	43,007	(6,111)	(12.44)

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

(b) Changes to Internal Control over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

      In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. At March 31, 2019, the risk factors of the Company have not changed materially from those reported in our most recently filed Annual Report on Form 10-K.  However, the risks described in our most recently filed Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

1/1/19 to 1/31/19	950	$61.00	950	69,579
2/1/19 to 2/28/19	3,797	$56.62	3,797	65,782
3/1/19 to 3/31/18	1,015	$57.35	1,015	64,767
Total	5,762	$57.47	5,762	64,767

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
101 **
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended  March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Cash Flows (unaudited) and (v) related notes (unaudited).

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

Citizens Financial Services, Inc. (Registrant)

May 9, 2019	By:	/s/ Randall E. Black
Randall E. Black
President and Chief Executive Officer (Principal Executive Officer)

May 9, 2019	By:	/s/ Mickey L. Jones
Mickey L. Jones
Chief Financial Officer (Principal Financial and Accounting Officer)