Form 10-Q
period 2019-06-30
CITIZENS FINANCIAL SERVICES INC
filed 2019-08-08
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10‑Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
Or

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

N/A
(Former Name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

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

The number of outstanding shares of the Registrant’s Common Stock, as of August 1, 2019, was 3,525,315.

Citizens Financial Services, Inc.
Form 10-Q

INDEX

		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheet as of June 30,2019 and December 31, 2018	1
	Consolidated Statement of Income for the Three and Six months Ended June 30, 2019 and 2018	2
	Consolidated Statement of Comprehensive Income for the Three and Six months ended June 30, 2019 and 2018	3
	Consolidated Statement of Changes in Stockholders’ Equity for the Three and Six months ended June 30, 2019 and 2018	4
	Consolidated Statement of Cash Flows for the Six months ended June 30, 2019 and 2018	5
	Notes to Consolidated Financial Statements	6-30
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31-53
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4.	Controls and Procedures	53-54

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	54
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults Upon Senior Securities	54
Item 4.	Mine Safety Disclosures	54
Item 5.	Other Information	54
Item 6.	Exhibits	55
	Signatures	56

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30,	December 31,
(in thousands except share data)	2019	2018
ASSETS:
Cash and due from banks:
Noninterest-bearing	$15,552	$15,327
Interest-bearing	917	1,470
Total cash and cash equivalents	16,469	16,797
Interest bearing time deposits with other banks	15,498	15,498
Equity securities	557	516
Available-for-sale securities	236,740	241,010
Loans held for sale	778	1,127

Loans (net of allowance for loan losses:
2019, $13,304 and 2018, $12,884)	1,086,318	1,068,999

Premises and equipment	16,024	16,273
Accrued interest receivable	4,612	4,452
Goodwill	23,296	23,296
Bank owned life insurance	27,810	27,505
Other intangibles	1,460	1,623
Other assets	17,608	13,616

TOTAL ASSETS	$1,447,170	$1,430,712

LIABILITIES:
Deposits:
Noninterest-bearing	$183,903	$179,971
Interest-bearing	999,755	1,005,185
Total deposits	1,183,658	1,185,156
Borrowed funds	100,984	91,194
Accrued interest payable	1,048	1,076
Other liabilities	13,459	14,057
TOTAL LIABILITIES	1,299,149	1,291,483
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares at June 30, 2019 and
December 31, 2018; none issued in 2019 or 2018	-	-
Common stock
$1.00 par value; authorized 25,000,000 shares at June 30, 2019 and December 31, 2018;
issued 3,938,673 at June 30, 2019 and 3,904,212, at December 31, 2018	3,939	3,904
Additional paid-in capital	55,096	53,099
Retained earnings	103,733	99,727
Accumulated other comprehensive loss	(337)	(3,921)
Treasury stock, at cost: 413,353 shares at June 30, 2019
and 399,616 shares at December 31, 2018	(14,410)	(13,580)
TOTAL STOCKHOLDERS' EQUITY	148,021	139,229
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,447,170	$1,430,712

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
INTEREST INCOME:
Interest and fees on loans	$13,776	$12,461	$27,090	$24,322
Interest-bearing deposits with banks	104	66	208	124
Investment securities:
Taxable	1,128	916	2,236	1,716
Nontaxable	374	474	731	1,001
Dividends	120	111	254	248
TOTAL INTEREST INCOME	15,502	14,028	30,519	27,411
INTEREST EXPENSE:
Deposits	2,398	1,585	4,712	2,901
Borrowed funds	768	692	1,556	1,339
TOTAL INTEREST EXPENSE	3,166	2,277	6,268	4,240
NET INTEREST INCOME	12,336	11,751	24,251	23,171
Provision for loan losses	350	325	750	825
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	11,986	11,426	23,501	22,346
NON-INTEREST INCOME:
Service charges	1,174	1,170	2,273	2,274
Trust	209	150	441	401
Brokerage and insurance	261	168	554	349
Gains on loans sold	64	60	163	132
Equity security gains, net	30	7	41	13
Earnings on bank owned life insurance	154	154	305	306
Other	135	133	283	273
TOTAL NON-INTEREST INCOME	2,027	1,842	4,060	3,748
NON-INTEREST EXPENSES:
Salaries and employee benefits	5,004	4,737	10,033	9,572
Occupancy	517	514	1,109	1,106
Furniture and equipment	181	122	336	264
Professional fees	316	367	758	766
FDIC insurance	105	107	216	207
Pennsylvania shares tax	275	300	550	600
Amortization of intangibles	66	74	132	150
ORE expenses	109	52	216	86
Other	1,664	1,429	3,209	2,783
TOTAL NON-INTEREST EXPENSES	8,237	7,702	16,559	15,534
Income before provision for income taxes	5,776	5,566	11,002	10,560
Provision for income taxes	930	875	1,751	1,622
NET INCOME	$4,846	$4,691	$9,251	$8,938

PER COMMON SHARE DATA:
Net Income - Basic	$1.38	$1.32	$2.62	$2.52
Net Income - Diluted	$1.38	$1.32	$2.62	$2.52

Number of shares used in computation - basic	3,523,135	3,541,703	3,525,788	3,544,343
Number of shares used in computation - diluted	3,524,517	3,543,170	3,526,483	3,544,974

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in thousands)		2019		2018		2019		2018
Net income		$4,846		$4,691		$9,251		$8,938
Other comprehensive income (loss):
Change in unrealized gains (losses) on available
for sale securities	3,088		(529)		4,416		(2,574)
Income tax effect	(648)		112		(928)		540
Change in unrecognized pension cost	62		47		123		93
Income tax effect	(14)		(10)		(27)		(19)
Other comprehensive income (loss), net of tax		2,488		(380)		3,584		(1,960)
Comprehensive income		$7,334		$4,311		$12,835		$6,978

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Loss	Stock	Total
Balance, March 31, 2019	3,904,212	3,904	53,102	102,574	(2,825)	(13,910)	142,845
Comprehensive income:
Net income				4,846			4,846
Net other comprehensive income					2,488		2,488
Stock dividend	34,461	35	2,067	(2,102)			-
Purchase of treasury stock (14,858 shares)						(906)	(906)
Restricted stock, executive and Board of Director awards			(300)			415	115
Restricted stock vesting			218				218
Forfeited restricted stock			9			(9)	-
Cash dividends, $0.441 per share				(1,585)			(1,585)
Balance, June 30, 2019	3,938,673	$3,939	$55,096	$103,733	$(337)	$(14,410)	$148,021

Balance, December 31, 2018	3,904,212	3,904	53,099	99,727	(3,921)	(13,580)	139,229

Comprehensive income:
Net income				9,251			9,251
Net other comprehensive income					3,584		3,584
Stock dividend	34,461	35	2,067	(2,102)			-
Purchase of treasury stock (20,620 shares)						(1,236)	(1,236)
Restricted stock, executive and Board of Director awards			(300)			415	115
Restricted stock vesting			221				221
Forfeited restricted stock			9			(9)	-
Cash dividends, $0.881 per share				(3,143)			(3,143)
Balance, June 30, 2019	3,938,673	$3,939	$55,096	$103,733	$(337)	$(14,410)	$148,021

Balance, March 31, 2018	3,869,939	$3,870	$51,113	$92,713	$(4,977)	$(12,869)	$129,850
Comprehensive income:
Net income				4,691			4,691
Net other comprehensive loss					(380)		(380)
Stock dividend	34,272	34	2,108	(2,142)			-
Issuance of Common stock	1						-
Purchase of treasury stock (3,382 shares)						(212)	(212)
Restricted stock, executive and Board of Director awards			(306)			-	(306)
Restricted stock vesting			183				183
Cash dividends, $0.427 per share				(1,545)			(1,545)
Balance, June 30, 2018	3,904,212	$3,904	$53,098	$93,717	$(5,357)	$(13,081)	$132,281

Balance, December 31, 2017	3,869,939	$3,870	$51,108	$89,982	$(3,398)	$(12,551)	$129,011
Comprehensive income:
Net income				8,938			8,938
Net other comprehensive loss					(1,960)		(1,960)
Stock dividend	34,272	34	2,108	(2,142)			-
Issuance of Common stock	1						-
Purchase of treasury stock (8,711 shares)						(543)	(543)
Restricted stock, executive and Board of Director awards			(306)			13	(293)
Restricted stock vesting			188				188
Change in Accounting policy for equity securities				(1)	1		-
Cash dividends, $0.853 per share				(3,060)			(3,060)
Balance, June 30, 2018	3,904,212	$3,904	$53,098	$93,717	$(5,357)	$(13,081)	$132,281

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Six Months Ended
	June 30,
(in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,251	$8,938
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	750	825
Depreciation and amortization	267	182
Amortization and accretion of investment securities	294	569
Deferred income taxes	660	42
Equity securities gains, net	(41)	(13)
Earnings on bank owned life insurance	(305)	(306)
Originations of loans held for sale	(7,628)	(7,260)
Proceeds from sales of loans held for sale	8,077	6,849
Realized gains on loans sold	(163)	(132)
Increase in accrued interest receivable	(160)	(89)
Increase (decrease) in accrued interest payable	(28)	6
Other, net	(656)	23
Net cash provided by operating activities	10,318	9,634
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from maturity and principal repayments	30,767	31,351
Purchase of securities	(23,907)	(29,828)
Purchase of equity securities	-	(91)
Purchase of interest bearing time deposits with other banks	-	(4,721)
Proceeds from sale of interest bearing time deposits with other banks	-	1,239
Proceeds from redemption of regulatory stock	5,215	5,138
Purchase of regulatory stock	(5,472)	(5,574)
Net increase in loans	(21,456)	(39,375)
Purchase of premises and equipment	(165)	(140)
Proceeds from sale of premises and equipment	7	-
Proceeds from sale of foreclosed assets held for sale	452	736
Net cash used in investing activities	(14,559)	(41,265)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(1,498)	13,649
Proceeds from long-term borrowings	5,000	4
Repayments of long-term borrowings	(3,123)	-
Net increase in short-term borrowed funds	7,913	18,984
Purchase of treasury and restricted stock	(1,236)	(850)
Dividends paid	(3,143)	(3,060)
Net cash provided by financing activities	3,913	28,727
Net decrease in cash and cash equivalents	(328)	(2,904)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,797	18,517
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,469	$15,613

Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,295	$4,234
Income taxes paid	$1,850	$1,200
Loans transferred to foreclosed property	$3,747	$78
Right of use asset and liability	$1,454	$-
Stock dividend	$2,102	$2,142

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

Citizens Financial Services, Inc. (individually and collectively with its direct and indirect subsidiaries, the “Company”) is a Pennsylvania corporation and the holding company of its wholly owned subsidiary, First Citizens Community Bank (the “Bank”), and of the Bank’s wholly owned subsidiaries, First Citizens Insurance Agency, Inc. (“First Citizens Insurance”) and 1st Realty of PA LLC (“Realty”). Realty was formed in March of 2019 to manage and sell properties acquired by the Bank in the settlement of a bankruptcy filing with a commercial customer.

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

In the opinion of management of the Company, the accompanying interim financial statements at June 30, 2019 and for the periods ended June 30, 2019 and 2018 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations at the dates and for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and of revenues and expenses for the period covered by the Consolidated Income Statement. The financial performance reported for the Company for the six month period ended June 30, 2019 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. ASU 2016-02 was effective for the Company on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) - Targeted Improvements,” which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Upon adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 on January 1, 2019, we recognized a right-of-use assets and related lease liabilities totaling $1,454,000 each. We elected to apply certain practical expedients provided under ASU 2016-02 whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also elected not to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). We account for lease and non-lease components separately because such amounts are readily determinable under our lease contracts. We utilized the modified-retrospective transition approach prescribed by ASU 2018-11. Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease as of January 1, 2019. We have included additional disclosures in note 7.

Note 2 – Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Update ASU 2014-09 Revenue from Contracts with Customers – Topic 606 and all subsequent ASUs that modified ASC 606. The Company has elected to apply the standard to all prior periods presented utilizing the full retrospective approach. The implementation of the new standard had no material impact to the measurement or recognition of revenue of prior periods. Management determined that the primary sources of revenue emanating from interest and dividend income on loans and investments along with noninterest revenue resulting from investment security gains, loan servicing, gains on loans sold and earnings on bank owned life insurances are not within the scope of ASC 606. As a result, no changes were made during the period related to these sources of revenue, which cumulatively comprise 90.2% and 90.1% of the total revenue of the Company for the three months ended June 30, 2019 and 2018, respectively and 90.0% and 89.8% of the total revenue of the Company for the six months ended June 30, 2019 and 2018, respectively. The main types of noninterest income within the scope of the standard are as follows:

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three and six months ended June 30, 2019 and 2018 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time.

	Three Months Ended		Six Months Ended
	June 30		June 30
Revenue stream	2019	2018	2019	2018
Service charges on deposit accounts
Overdraft fees	$369	381	$727	748
Statement fees	50	51	101	105
Interchange revenue	595	574	1,135	1,105
ATM income	101	101	192	197
Other service charges	59	63	118	119
Total Service Charges	1,174	1,170	2,273	2,274
Trust	209	150	441	401
Brokerage and insurance	261	168	554	349
Other	76	78	187	163
Total	$1,720	$1,566	$3,455	$3,187

Note 3 - Earnings per Share

The following table sets forth the computation of earnings per share. Earnings per share calculations give retroactive effect to stock dividends declared by the Company.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income applicable to common stock	$4,846,000	$4,691,000	$9,251,000	$8,938,000
Basic earnings per share computation
Weighted average common shares outstanding	3,523,135	3,541,703	3,525,788	3,544,343
Earnings per share - basic	$1.38	$1.32	$2.62	$2.52
Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	3,523,135	3,541,703	3,525,788	3,544,343
Add: Dilutive effects of restricted stock	1,382	1,467	695	631
Weighted average common shares outstanding for dilutive earnings per share	3,524,517	3,543,170	3,526,483	3,544,974
Earnings per share - diluted	$1.38	$1.32	$2.62	$2.52

For the three months ended June 30, 2019 and 2018, there were 5,343 and 465 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had per share prices ranging from $50.65-$62.93 for the three month period ended June 30, 2019 and per share prices ranging from $46.69-$61.04 for the three month period ended June 30, 2018. For the six months ended June 30, 2019 and 2018, 5,343 and 3,349 shares, respectively, related to the restricted stock plan were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $50.65-$62.93 for the six month period ended June 30, 2019 and prices ranging from $46.69-$61.04for the six month period ended June 30, 2018.

Note 4 – Investments

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at June 30, 2019 and December 31, 2018 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2019	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. agency securities	$92,468	$1,869	$(106)	$94,231
U.S. treasury securities	33,843	254	(1)	34,096
Obligations of state and
political subdivisions	57,831	691	(7)	58,515
Corporate obligations	3,000	80	-	3,080
Mortgage-backed securities in
government sponsored entities	46,414	508	(104)	46,818
Total available-for-sale securities	$233,556	$3,402	$(218)	$236,740

December 31, 2018
Available-for-sale securities:
U.S. agency securities	$106,516	$509	$(640)	$106,385
U.S. treasury securities	33,813	-	(455)	33,358
Obligations of state and
political subdivisions	52,074	150	(177)	52,047
Corporate obligations	3,000	34	-	3,034
Mortgage-backed securities in
government sponsored entities	46,839	59	(712)	46,186
Total available-for-sale securities	$242,242	$752	$(1,984)	$241,010

The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at June 30, 2019 and December 31, 2018 (in thousands). As of June 30, 2019, the Company owned 41 securities whose fair value was less than their cost basis.

June 30, 2019	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$-	$-	$36,648	$(106)	$36,648	$(106)
U.S. treasury securities	-	-	1,987	(1)	1,987	(1)
Obligations of state and
political subdivisions	-	-	1,843	(7)	1,843	(7)
Mortgage-backed securities in
government sponsored entities	-	-	18,381	(104)	18,381	(104)
Total securities	$-	$-	$59,077	$(218)	$59,077	$(218)

December 31, 2018
U.S. agency securities	$5,981	$(5)	$52,673	$(635)	$58,654	$(640)
U.S. treasury securities	4,948	(31)	28,410	(424)	33,358	(455)
Obligations of states and
political subdivisions	8,979	(22)	12,441	(155)	21,420	(177)
Mortgage-backed securities in
government sponsored entities	5,272	(18)	32,570	(694)	37,842	(712)
Total securities	$25,180	$(76)	$126,094	$(1,908)	$151,274	$(1,984)
As of June 30, 2019 and December 31, 2018, the Company’s investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, U.S treasury securities, obligations of states and political subdivisions and mortgage backed securities issued by government sponsored entities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or issuer-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

There were no sales of available for sale securities during the three or six months ended June 30, 2019 and 2018.

The following table presents the net gains on the Company’s equity investments recognized in earnings during the three month and six month periods ended June 30, 2019 and 2018, and the portion of unrealized gains for the period that relates to equity investments held at June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June. 30,		June. 30,
Equity securities	2019	2018	2019	2018
Net gains (losses) recognized in equity securities during the period	$30	$7	$41	$13
Less: Net gains realized on the sale of equity securities during the period	-	-	-	-
Net unrealized gains (losses)	$30	$7	$41	$13

Investment securities with an approximate carrying value of $227.3 million and $221.2 million at June 30, 2019 and December 31, 2018, respectively, were pledged to secure public funds and certain other deposits.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities (excludes equity securities) at June 30, 2019, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$23,352	$23,288
Due after one year through five years	109,730	111,676
Due after five years through ten years	36,649	37,289
Due after ten years	63,825	64,487
Total	$233,556	$236,740

Note 5 – Loans

The Company grants loans primarily to customers throughout north central, central and south central Pennsylvania and the southern tier of New York.  Although the Company had a diversified loan portfolio at June 30, 2019 and December 31, 2018, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for loan losses as of June 30, 2019 and December 31, 2018 (in thousands):

June 30, 2019	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$213,014	$1,186	$26	$211,802
Commercial	347,430	11,969	1,228	334,233
Agricultural	294,332	4,816	-	289,516
Construction	20,950	-	-	20,950
Consumer	9,854	5	-	9,849
Other commercial loans	76,179	2,134	320	73,725
Other agricultural loans	41,689	1,411	-	40,278
State and political subdivision loans	96,174	-	-	96,174
Total	1,099,622	21,521	1,574	1,076,527
Allowance for loan losses	13,304	803	-	12,501
Net loans	$1,086,318	$20,718	$1,574	$1,064,026

December 31, 2018	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$215,305	$890	$28	$214,387
Commercial	319,265	13,327	1,321	304,617
Agricultural	284,520	5,592	-	278,928
Construction	33,913	-	-	33,913
Consumer	9,858	-	-	9,858
Other commercial loans	74,118	2,206	510	71,402
Other agricultural loans	42,186	1,435	-	40,751
State and political subdivision loans	102,718	-	-	102,718
Total	1,081,883	23,450	1,859	1,056,574
Allowance for loan losses	12,884	676	-	12,208
Net loans	$1,068,999	$22,774	$1,859	$1,044,366

Purchased loans are recorded at fair value on their purchase date without a carryover of the related allowance for loan losses. Upon acquisition, the Company evaluates whether an acquired loan was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired (“PCI”) loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Based upon management’s review, there were no material decreases in the expected cash flows of these loans between the acquisition date and June 30, 2019. The fair value of PCI loans, on the acquisition date, was determined, primarily based on the fair value of the loans’ collateral. The carrying value of PCI loans was $1,574,000 and $1,859,000 at June 30, 2019 and December 31, 2018, respectively. The carrying value of the PCI loans was determined by projected discounted contractual cash flows and collateral valuations.

Changes in the accretable yield for PCI loans were as follows for the three and six months ended June 30, 2019 and 2018, respectively (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Balance at beginning of period	$102	$82	$104	$106
Accretion	(2)	(23)	(4)	(47)
Balance at end of period	$100	$59	$100	$59

The following table presents additional information regarding loans acquired with specific evidence of deterioration in credit quality under ASC 310-30 (in thousands):

	June 30, 2019	December 31, 2018
Outstanding balance	$4,332	$4,529
Carrying amount	1,574	1,859

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

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables by class, excluding PCI loans, with the associated allowance amount, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
June 30, 2019	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$1,228	$832	$233	$1,065	$10
Home Equity	269	50	71	121	13
Commercial	12,510	10,517	1,452	11,969	333
Agricultural	4,842	1,641	3,175	4,816	146
Construction	-	-	-	-	-
Consumer	5	5	-	5	-
Other commercial loans	2,715	1,821	313	2,134	143
Other agricultural loans	1,468	102	1,309	1,411	158
State and political subdivision loans	-	-	-	-	-
Total	$23,037	$14,968	$6,553	$21,521	$803

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
December 31, 2018	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$932	$515	$288	$803	$10
Home Equity	106	12	75	87	14
Commercial	16,326	11,933	1,394	13,327	216
Agricultural	5,598	2,386	3,206	5,592	84
Construction	-	-	-	-	-
Consumer	-	-	-	-	-
Other commercial loans	2,711	1,836	370	2,206	193
Other agricultural loans	1,487	120	1,315	1,435	159
State and political subdivision loans	-	-	-	-	-
Total	$27,160	$16,802	$6,648	$23,450	$676

The following tables includes the average balance of impaired financing receivables by class and the income recognized on these receivables for the three and six month periods ended June 30, 2019 and 2018(in thousands):

	For the Six Months Ended
	June 30, 2019			June 30, 2018
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	Cash Basis	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$1,088	$9	$-	$1,034	$7	$-
Home Equity	90	2	-	101	2	-
Commercial	11,699	230	11	13,814	242	8
Agricultural	5,205	56	-	4,135	100	-
Construction	-	-	-	-	-	-
Consumer	1	-	-	2	-	-
Other commercial loans	2,096	1	-	4,112	52	-
Other agricultural loans	1,424	4	-	1,356	19	-
State and political subdivision loans	-	-	-	-	-	-
Total	$21,603	$302	$11	$24,554	$422	$8

	For the Three Months Ended
	June 30, 2019			June 30, 2018
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	Cash Basis	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$1,073	$5	$-	$1,045	$3	$-
Home Equity	95	1	-	95	1	-
Commercial	10,849	111	5	13,833	120	3
Agricultural	4,835	24	-	4,185	49	-
Construction	-	-	-	-	-	-
Consumer	2	-	-	-	-	-
Other commercial loans	2,056	-	-	4,067	26	-
Other agricultural loans	1,416	2	-	1,342	9	-
State and political subdivision loans	-	-	-	-	-	-
Total	$20,326	$143	$5	$24,567	$208	$3

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

The following tables represent credit exposures by internally assigned grades as of June 30, 2019 and December 31, 2018 (in thousands):

June 30, 2019	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$328,915	$10,477	$7,999	$39	$-	$347,430
Agricultural	271,630	14,714	7,988	-	-	294,332
Construction	20,950	-	-	-	-	20,950
Other commercial loans	72,705	1,015	2,391	68	-	76,179
Other agricultural loans	38,231	1,706	1,752	-	-	41,689
State and political subdivision loans	95,667	-	507	-	-	96,174
Total	$828,098	$27,912	$20,637	$107	$-	$876,754

December 31, 2018	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$297,690	$10,792	$10,743	$40	$-	$319,265
Agricultural	264,732	10,017	9,771	-	-	284,520
Construction	33,913	-	-	-	-	33,913
Other commercial loans	70,425	777	2,800	116	-	74,118
Other agricultural loans	38,628	1,724	1,834	-	-	42,186
State and political subdivision loans	92,666	9,481	571	-	-	102,718
Total	$798,054	$32,791	$25,719	$156	$-	$856,720

For residential real estate mortgages, home equity and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below, and all loans past due 90 or more days and still accruing. The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2019 and December 31, 2018 (in thousands):

June 30, 2019	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$153,059	$1,046	$26	$154,131
Home Equity	58,759	124	-	58,883
Consumer	9,852	2	-	9,854
Total	$221,670	$1,172	$26	$222,868

December 31, 2018	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$155,360	$1,099	$28	$156,487
Home Equity	58,736	82	-	$58,818
Consumer	9,832	26	-	$9,858
Total	$223,928	$1,207	$28	$225,163

Aging Analysis of Past Due Financing Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due financing receivables as of June 30, 2019 and December 31, 2018 (in thousands):

							Total	90 Days or
	30-59 Days	60-89 Days	90 Days	Total Past			Financing	Greater and
June 30, 2019	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	Accruing
Real estate loans:
Mortgages	$271	$90	$491	$852	$153,253	$26	$154,131	$103
Home Equity	172	33	107	312	58,571	-	58,883	50
Commercial	1,293	1,274	3,292	5,859	340,343	1,228	347,430	-
Agricultural	28	79	3,174	3,281	291,051	-	294,332	-
Construction	-	-	-	-	20,950	-	20,950	-
Consumer	40	31	2	73	9,781	-	9,854	2
Other commercial loans	196	26	1,924	2,146	73,713	320	76,179	20
Other agricultural loans	349	59	1,196	1,604	40,085	-	41,689	-
State and political
subdivision loans	-	-	-	-	96,174	-	96,174	-
Total	$2,349	$1,592	$10,186	$14,127	$1,083,921	$1,574	$1,099,622	$175

Loans considered non-accrual	$92	$1,250	$10,011	$11,353	$1,181	$-	$12,534
Loans still accruing	2,257	342	175	2,774	1,082,740	1,574	1,087,088
Total	$2,349	$1,592	$10,186	$14,127	$1,083,921	$1,574	$1,099,622

							Total	90 Days or
	30-59 Days	60-89 Days	90 Days	Total Past			Financing	Greater and
December 31, 2018	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	Accruing
Real estate loans:
Mortgages	$483	$789	$686	$1,958	$154,501	$28	$156,487	$20
Home Equity	257	108	63	428	58,390	-	58,818	-
Commercial	999	631	4,706	6,336	311,608	1,321	319,265	36
Agricultural	121	-	3,184	3,305	281,215	-	284,520	-
Construction	-	-	-	-	33,913	-	33,913	-
Consumer	37	14	12	63	9,795	-	9,858	12
Other commercial loans	141	53	2,061	2,255	71,353	510	74,118	-
Other agricultural loans	-	-	1,201	1,201	40,985	-	42,186	-
State and political
subdivision loans	-	-	-	-	102,718	-	102,718	-

Total	$2,038	$1,595	$11,913	$15,546	$1,064,478	$1,859	$1,081,883	$68

Loans considered non-accrual	$72	$253	$11,845	$12,170	$1,554	$-	$13,724
Loans still accruing	1,966	1,342	68	3,376	1,062,924	1,859	1,068,159
Total	$2,038	$1,595	$11,913	$15,546	$1,064,478	$1,859	$1,081,883

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

The following table reflects the financing receivables, excluding PCI loans, on non-accrual status as of June 30, 2019 and December 31, 2018, respectively. The balances are presented by class of financing receivable (in thousands):

	June 30, 2019	December 31, 2018
Real estate loans:
Mortgages	$943	$1,079
Home Equity	74	82
Commercial	4,704	5,957
Agricultural	3,566	3,206
Construction	-	-
Consumer	-	14
Other commercial loans	1,998	2,185
Other agricultural loans	1,249	1,201
State and political subdivision	-	-
	$12,534	$13,724

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to structure more affordable terms before their loan reaches nonaccrual status. These restructured terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of interest or principal, or both, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company’s investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower’s ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  Based on this evaluation management would no longer consider a loan to be a TDR when the relevant facts support such a conclusion. As of June 30, 2019 and December 31, 2018, included within the allowance for loan losses are reserves of $354,000 and $255,000 respectively, that are associated with loans modified as TDRs.

Loan modifications that are considered TDRs completed during the three and six months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	For the Three Months Ended June 30, 2019
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Mortgages	-	1	$-	$4	$-	$4
Home Equity	-	1	-	40	-	40
Commercial	-	4	-	222	-	222
Total	-	6	$-	$266	$-	$266

	For the Six Months Ended June 30, 2019
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Mortgages	-	1	$-	$4	$-	$4
Home Equity	-	1	-	40	-	40
Commercial	-	5	-	799	-	799
Total	-	7	$-	$843	$-	$843

	For the Three Months Ended June 30, 2018
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Home Equity	-	1	$-	$1	$-	$1
Commercial	-	1	-	577	-	577
Agricultural	-	1	-	1,523	-	1,523
Other agricultural loans	-	4	-	176	-	176
Total	-	7	$-	$2,277	$-	$2,277

	For the Six Months Ended June 30, 2018
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Mortgages	-	1	$-	$7	$-	$7
Home Equity	-	1	-	1	-	1
Commercial	-	1	-	577	-	577
Agricultural	-	1	-	1,523	-	1,523
Other agricultural loans	-	4	-	176	-	176
Total	-	8	$-	$2,284	$-	$2,284

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism on modified loans occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The following table presents the recorded investment in loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which began January 1, 2019 and 2018 (6 month periods) and April 1, 2019 and 2018 (3 month periods), respectively, and that subsequently defaulted during these reporting periods (dollars in thousands):

	For the Three Months Ended				For the Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Real estate loans:
Commercial	1	$542	-	$-	1	$542	-	$-
Agricultural	1	1,439	-	-	1	1,439	-	-
Other agricultural loans	3	137	-	-	4	261	-	-
Total recidivism	5	$2,118	-	$-	6	$2,242	-	$-

Allowance for Loan Losses
The following table segregates the allowance for loan losses (ALLL) into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2019 and December 31, 2018, respectively (in thousands):

	June 30, 2019			December 31, 2018
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real estate loans:
Residential	$23	$1,043	$1,066	$24	$1,081	$1,105
Commercial	333	4,067	4,400	216	3,899	4,115
Agricultural	146	4,386	4,532	84	4,180	4,264
Construction	-	36	36	-	58	58
Consumer	-	118	118	-	120	120
Other commercial loans	143	1,185	1,328	193	1,161	1,354
Other agricultural loans	158	583	741	159	593	752
State and political
subdivision loans	-	539	539	-	762	762
Unallocated	-	544	544	-	354	354
Total	$803	$12,501	$13,304	$676	$12,208	$12,884
The following tables roll forward the balance of the ALLL by portfolio segment for the three and six months ended June 30, 2019 and 2018, respectively (in thousands):

	For the three months ended June 30, 2019
	Balance at March 31, 2019	Charge-offs	Recoveries	Provision	Balance at June 30, 2019
Real estate loans:
Residential	$1,089	$-	$-	$(23)	$1,066
Commercial	4,130	(93)	-	363	4,400
Agricultural	4,392	-	-	140	4,532
Construction	32	-	-	4	36
Consumer	124	(8)	7	(5)	118
Other commercial loans	1,283	(38)	2	81	1,328
Other agricultural loans	756	-	-	(15)	741
State and political		-	-
subdivision loans	565	-	-	(26)	539
Unallocated	713	-	-	(169)	544
Total	$13,084	$(139)	$9	$350	$13,304

	For the six months ended June 30, 2019
	Balance at December 31, 2018	Charge-offs	Recoveries	Provision	Balance at June 30, 2019
Real estate loans:
Residential	$1,105	$-	$-	$(39)	$1,066
Commercial	4,115	(293)	-	578	4,400
Agricultural	4,264	-	-	268	4,532
Construction	58	-	-	(22)	36
Consumer	120	(22)	18	2	118
Other commercial loans	1,354	(38)	5	7	1,328
Other agricultural loans	752	-	-	(11)	741
State and political
subdivision loans	762	-	-	(223)	539
Unallocated	354	-	-	190	544
Total	$12,884	$(353)	$23	$750	$13,304

	For the three months ended June 30, 2018
	Balance at March 31, 2018	Charge-offs	Recoveries	Provision	Balance at June 30, 2018
Real estate loans:
Residential	$1,077	$(2)	$69	$(99)	$1,045
Commercial	4,006	-	3	(215)	3,794
Agricultural	3,340			333	3,673
Construction	39	-	-	5	44
Consumer	123	(6)	7	(9)	115
Other commercial loans	1,273	(46)	11	28	1,266
Other agricultural loans	532	(7)	-	64	589
State and political
subdivision loans	789	-	-	(22)	767
Unallocated	408	-	-	240	648
Total	$11,587	$(61)	$90	$325	$11,941

	For the six months ended June 30, 2018
	Balance at December 31, 2017	Charge-offs	Recoveries	Provision	Balance at June 30, 2018
Real estate loans:
Residential	$1,049	$(17)	$69	$(56)	$1,045
Commercial	3,867	-	3	(76)	3,794
Agricultural	3,143	-		530	3,673
Construction	23	-	-	21	44
Consumer	124	(19)	17	(7)	115
Other commercial loans	1,272	(91)	14	71	1,266
Other agricultural loans	492	(50)	-	147	589
State and political
subdivision loans	816	-	-	(49)	767
Unallocated	404	-	-	244	648
Total	$11,190	$(177)	$103	$825	$11,941

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

For the three months ended June 30, 2019, the allowance for commercial real estate was increased in general reserves due to an increase in the size of the portfolio as well as an increase in specific reserves. This was represented as an increase in the provision. The allowance for agricultural real estate loans was increased in general reserves as a result of an increase in loans classified as special mention and an increase in specific reserves. The result of this was represented as an increase in the provision. The allowance for other commercial loans was increased as a result of a general increase in the size of the portfolio and an increase in the volume of classified loans. The result of these changes was represented as an increase in the provision.

For the six months ended June 30, 2019, the allowance for commercial real estate was increased in general reserves due to general increase in the size of the portfolio. There also was an increase in specific reserves for commercial real estate, which was partially offset by the decrease in substandard loans. The total change was represented as an increase in the provision. The allowance for agricultural real estate loans was increased in general reserves as a result of higher loan balances and an increase in the amount of loans classified as special mention, substandard nonaccrual. Additionally, there was an increase in specific reserves. These resulted in an increase in the provision. The allowance for state and political subdivision was decreased as a result a decrease in the volume of classified loans. The result of this change was represented as a decrease in the provision.

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

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of June 30, 2019 and December 31, 2018, included within other assets are $3,853,000 and $601,000, respectively, of foreclosed assets. As of June 30, 2019, included within the foreclosed assets are $491,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of June 30 2019, the Company has initiated formal foreclosure proceedings on $907,000 of consumer residential mortgages, which have not yet been transferred into foreclosed assets.

Note 6 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019			December 31, 2018
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$1,788	$(1,160)	$628	$1,725	$(1,066)	$659
Core deposit intangibles	1,786	(967)	819	1,786	(851)	935
Covenant not to compete	125	(112)	13	125	(96)	29
Total amortized intangible assets	$3,699	$(2,239)	$1,460	$3,636	$(2,013)	$1,623
Unamortized intangible assets:
Goodwill	$23,296			$23,296
(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for amortized intangible assets for the next five years (in thousands). We based our projections of amortization expense shown below on existing asset balances at June 30, 2019. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Covenant not to compete	Total
Three months ended June 30, 2019 (actual)	$46	$58	$8	$112
Six months ended June 30, 2019 (actual)	94	116	16	226
Three months ended June 30, 2018 (actual)	48	66	8	122
Six months ended June 30, 2018 (actual)	97	134	16	247
Estimate for year ending December 31,
Remaining 2019	92	114	13	219
2020	156	197	-	353
2021	122	165	-	287
2022	92	133	-	225
2023	67	100	-	167

Note 7 – Leases

The following table details the Company’s right of use asset and the corresponding lease liability for the Company’s operating leases as of June 30, 2019 and the affected line item on the Consolidated Balance Sheet(in thousands):

Lease Type	Balance at June 30, 2019	Affected line item on the Consolidated Balance Sheet
Right of Use Assets
Operating	$1,307	Other Assets

Lease Liabilities:
Operating	$1,311	Other Liabilities

The following table provides information related to the Company’s lease costs for the three and six months ended June 30, 2019 (in thousands):

	June 30, 2019
Lease Cost	Three months Ended	Six Months Ended
Operating lease cost	$85	$170
Variable lease cost	21	44
Total lease cost	$106	$214

The following table displays the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases outstanding as of June 30, 2019:

Operating
Weighted average term (years)	6.28
Weighted average discount rate	3.13%

The following table provides the undiscounted cashflows related to operating leases as of June 30, 2019 along with a reconciliation to the discounted amount recorded on the June 30, 2019 Consolidated Balance Sheet (in thousands):

Undiscounted cash flows due within	Operating
Remaining 2019	$167
2020	279
2021	238
2022	230
2023	142
2024	105
2025 and thereafter	291
Total undiscounted cash flows	1,452
Impact of present value discount	(145)
Amount reported on balance sheet	$1,307

Note 8 - Employee Benefit Plans

For additional detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 11 of the Company's Consolidated Financial Statements included in the 2018 Annual Report on Form 10-K.

Noncontributory Defined Benefit Pension Plan

The Bank sponsors a trusteed noncontributory defined benefit pension plan (“Pension Plan”) covering substantially all employees and officers hired prior to January 1, 2007. Additionally, the Bank assumed the noncontributory defined benefit pension plan of the First National Bank of Fredericksburg (FNB) when FNB was acquired. The FNB plan was frozen prior to the acquisition and therefore, no additional benefits will accrue for employees covered under that plan. The Bank has begun proceedings to close the FNB plan, which is expected to occur in 2019. These two plans are collectively referred to herein as “the Plans.” The Bank’s funding policy is to make annual contributions, if needed, based upon the funding formula developed by the plans’ actuary. Any employee with a hire date of January 1, 2007 or later is not eligible to participate in the Pension Plan.

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

The following sets forth the components of net periodic benefit costs of the Pension Plan and the line item on the Consolidated Statement of Income where such amounts are included, for the three and six months ended June 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Affected line item on the Consolidated
	2019	2018	2019	2018	Statement of income
Service cost	$89	$90	$178	$179	Salary and Employee Benefits
Interest cost	139	162	278	325	Other Expenses
Expected return on plan assets	(205)	(345)	(410)	(689)	Other Expenses
Net amortization and deferral	62	47	123	93	Other Expenses
Net periodic benefit cost	$85	$(46)	$169	$(92)

The Bank expects to contribute $250,000 to the Pension Plans during 2019.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  In April of 2016, the Company’s shareholders authorized a total of 150,000 shares of the Company’s common stock to be made available under the Plan. As of June 30, 2019, 130,452 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted shares during the three and six months ended June 30, 2019:

	Three months		Six months
		Weighted		Weighted
	Unvested	Average	Unvested	Average
	Shares	Market Price	Shares	Market Price
Outstanding, beginning of period	9,714	$57.17	9,764	$58.21
Granted	5,130	60.21	5,130	60.21
Forfeited	(152)	60.00	(152)	60.00
Vested	(3,928)	(55.51)	(3,978)	(55.46)
Outstanding, end of period	10,764	$60.16	10,764	$60.16

Compensation expense related to restricted stock is recognized, based on the market price of the stock at the grant date, over the vesting period. Compensation expense related to restricted stock was $141,000 and $119,000 for the six months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019 and 2018, compensation expense totaled $74,000 and $63,000, respectively. At June 30, 2019, the total compensation cost related to nonvested awards that has not yet been recognized was $648,000, which is expected to be recognized over the next three years.

Note 9 – Accumulated Comprehensive Loss

The following tables present the changes in accumulated other comprehensive loss by component net of tax for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Six months ended June 30, 2019
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2018	$(973)	$(2,948)	$(3,921)
Other comprehensive income before reclassifications (net of tax)	3,488	-	3,488
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	-	96	96
Net current period other comprehensive income	3,488	96	3,584
Balance as of June 30, 2019	$2,515	$(2,852)	$(337)

	Six months ended June 30, 2018
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2017	$(269)	$(3,129)	$(3,398)
Change in Accounting policy for equity securities	1	-	1
Other comprehensive loss before reclassifications (net of tax)	(2,034)	-	(2,034)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	-	74	74
Net current period other comprehensive income (loss)	(2,034)	74	(1,960)
Balance as of September 30, 2017	$(2,302)	$(3,055)	$(5,357)

	Three months ended June 30, 2019
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of March 31, 2019	$75	$(2,900)	$(2,825)
Other comprehensive income before reclassifications (net of tax)	2,440	-	2,440
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	-	48	48
Net current period other comprehensive income (	2,440	48	2,488
Balance as of June 30, 2019	$2,515	$(2,852)	$(337)

	Three months ended June 30, 2018
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of March 31, 2018	$(1,885)	$(3,092)	$(4,977)
Other comprehensive loss before reclassifications (net of tax)	(417)	-	(417)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	-	37	37
Net current period other comprehensive income (loss)	(417)	37	(380)
Balance as of June 30, 2018	$(2,302)	$(3,055)	$(5,357)

(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheet.

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income for the three and six months ended June 30, 2019 and 2018 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the Consolidated Statement of Income
	Three Months Ended June 30,
	2019	2018
Defined benefit pension items
	$(62)	$(47)	Other expenses
	14	10	Provision for income taxes
	$(48)	$(37)	Net of tax

Total reclassifications	$(48)	$(37)

	Six Months Ended June 30
	2019	2018
Defined benefit pension items
	$(123)	$(93)	Other expenses
	27	19	Provision for income taxes
	$(96)	$(74)	Net of tax

Total reclassifications	$(96)	$(74)

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
The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of June 30, 2019 and December 31, 2018 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

June 30, 2019	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$557	$-	$-	$557
Available for sale securities:
U.S. Agency securities	-	94,231	-	94,231
U.S. Treasury securities	34,096	-	-	34,096
Obligations of state and
political subdivisions	-	58,515	-	58,515
Corporate obligations	-	3,080	-	3,080
Mortgage-backed securities in
government sponsored entities	-	46,818	-	46,818

December 31, 2018	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$516	$-	$-	$516
Available for sale securities:
U.S. Agency securities	-	106,385	-	106,385
U.S. Treasuries securities	33,358	-	-	33,358
Obligations of state and
political subdivisions	-	52,047	-	52,047
Corporate obligations	-	3,034	-	3,034
Mortgage-backed securities in
government sponsored entities	-	46,186	-	46,186

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis as of June 30, 2019 and December 31, 2018 are included in the table below (in thousands):

June 30, 2019	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$5,647	$5,647
Other real estate owned	-	-	3,711	3,711

December 31, 2018	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$5,815	$5,815
Other real estate owned	-	-	532	532

•
Impaired Loans - The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level III measurement.  If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. The fair values above excluded estimated selling costs of $570,000 and $563,000 at June 30, 2019 and December 31, 2018, respectively.

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

June 30, 2019	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	$5,647	Appraised Collateral Values	Discount for time since appraisal	0-100%	19.16%
			Selling costs	5%-12%	8.86%
			Holding period	0 - 12 months	11.7 months

Other real estate owned	3,711	Appraised Collateral Values	Discount for time since appraisal	13-67%	15.81%

December 31, 2018	Fair Value	Valuation Technique(s)	Unobservable input	Range
Impaired Loans	5,815	Appraised Collateral Values	Discount for time since appraisal	0-100%	19.22%
			Selling costs	5%-12%	8.70%
			Holding period	6 - 12 months	11.61 months

Other real estate owned	532	Appraised Collateral Values	Discount for time since appraisal	20-55%	31.44%

Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

	Carrying
June 30, 2019	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$15,498	$15,790	$-	$-	$15,790
Loans held for sale	778	778	-	-	778
Net loans	1,086,318	1,080,955	-	-	1,080,955

Financial liabilities:
Deposits	1,183,658	1,182,795	897,948	-	284,847
Borrowed funds	100,984	101,121	-	-	101,121

	Carrying
December 31, 2018	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$15,498	$15,422	$-	$-	$15,422
Loans held for sale	1,127	1,126	-	-	1,126
Net loans	1,068,999	1,062,645	-	-	1,062,645

Financial liabilities:
Deposits	1,185,156	1,180,694	886,686	-	294,008
Borrowed funds	91,194	90,427	-	-	90,427

The carrying amounts for cash and due from banks, bank owned life insurance, regulatory stock, accrued interest receivable and payable approximate fair value and are considered Level I measurements.

Note 11 – Recent Accounting Pronouncements
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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments – Credit Losses amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other public business entities, the effective date is for fiscal years beginning after December 15, 2020, and for all other entities, the effective date is for fiscal years beginning after December 15, 2021. Topic 815, Derivatives and Hedging amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. For entities that have adopted the amendments in Update 2017-12, the effective date is as of the beginning of the first annual period beginning after the issuance of this Update. Topic 825, Financial Instruments amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections, Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. This ASU amends various SEC paragraphs pursuant to the issuance of SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. Other miscellaneous updates to agree to the electronic Code of Federal Regulations also have been incorporated.

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
•
Agricultural customers could be affected by factors outside of their control including adverse weather conditions, loss of crops or livestock due to diseases or other factors, and government policies, regulations and tariffs.

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

Introduction

The following is management's discussion and analysis of the financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results you may expect for the full year.

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

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Balance Sheets since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of June 30, 2019 and December 31, 2018, the Trust Department had $136.5 million and $117.6 million of assets under management, respectively.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Balance Sheets since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $178.5 million at December 31, 2018 to $203.6 million at June 30, 2019. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, especially in our central and south central Pennsylvania markets.

Results of Operations

Overview of the Income Statement

The Company had net income of $9,251,000 for the first six months of 2019 compared to $8,938,000 for last year’s comparable period, an increase of $313,000, or 3.5%. Basic earnings per share for the first six months of 2019 were $2.62, compared to $2.52 last year, representing a 4.0% increase.  Annualized return on assets and return on equity for the six months of 2019 were 1.28% and 12.61%, respectively, compared with 1.29% and 13.15% for last year’s comparable period.

Net income for the three months ended June 30, 2019 was $4,846,000 compared to $4,691,000 in the comparable 2018 period, an increase of $155,000 or 3.3%. Basic earnings per share for the three months ended June 30, 2019 were $1.38, compared to $1.32 last year, representing a 4.6% increase. Annualized return on assets and return on equity for the quarter ended June 30, 2019 was 1.34% and 13.09%, respectively, compared with 1.34% and 13.68% for the same 2018 period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense paid on interest-bearing liabilities.

Net interest income for the first six months of 2019 was $24,251,000, an increase of $1,080,000, or 4.7%, compared to the same period in 2018.  For the first six months of 2019, the provision for loan losses totaled $750,000, a decrease of $75,000 over the comparable period in 2018.  Consequently, net interest income after the provision for loan losses was $23,501,000 compared to $22,346,000 during the first six months of 2018.

For the three months ended June 30, 2019, net interest income was $12,336,000 compared to $11,751,000, an increase of $585,000, or 5.0% over the comparable period in 2018. The provision for loan losses this quarter was $350,000 compared to $325,000 for last year’s second quarter.  Consequently, net interest income after the provision for loan losses was $11,986,000 for the quarter ended June 30, 2019 compared to $11,426,000 in 2018.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the six and three months ended June 30, 2019 and 2018 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates
	Six Months Ended
	June 30, 2019			June 30, 2018
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$		$ %	$		$ %
ASSETS
Short-term investments:
Interest-bearing deposits at banks	9,165	13	0.29	8,609	9	0.21
Total short-term investments	9,165	13	0.29	8,609	9	0.21
Interest bearing time deposits at banks	15,498	195	2.54	10,753	115	2.16
Investment securities:
Taxable	192,737	2,490	2.58	187,650	1,965	2.09
Tax-exempt (3)	57,482	926	3.22	71,775	1,267	3.53
Total investment securities	250,219	3,416	2.73	259,425	3,232	2.49
Loans (2)(3)(4):
Residential mortgage loans	215,110	5,692	5.34	214,766	5,538	5.20
Construction	24,351	620	5.13	20,523	474	4.66
Commercial Loans	410,532	11,201	5.50	390,068	10,175	5.26
Agricultural Loans	334,895	7,639	4.60	291,030	6,324	4.38
Loans to state & political subdivisions	99,945	1,951	3.94	101,891	1,788	3.54
Other loans	9,737	368	7.62	9,500	368	7.81
Loans, net of discount	1,094,570	27,471	5.06	1,027,778	24,667	4.84
Total interest-earning assets	1,369,452	31,095	4.58	1,306,565	28,023	4.33
Cash and due from banks	6,395			6,717
Bank premises and equipment	16,198			16,418
Other assets	56,135			54,590
Total non-interest earning assets	78,728			77,725
Total assets	1,448,180			1,384,290
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	328,951	1,167	0.72	328,256	733	0.45
Savings accounts	214,361	390	0.37	187,361	101	0.11
Money market accounts	161,518	1,014	1.27	153,345	610	0.80
Certificates of deposit	291,074	2,141	1.48	267,407	1,457	1.10
Total interest-bearing deposits	995,904	4,712	0.95	936,369	2,901	0.62
Other borrowed funds	112,204	1,556	2.79	132,179	1,339	2.04
Total interest-bearing liabilities	1,108,108	6,268	1.14	1,068,548	4,240	0.80
Demand deposits	179,144			167,255
Other liabilities	14,164			12,577
Total non-interest-bearing liabilities	193,308			179,832
Stockholders' equity	146,764			135,910
Total liabilities & stockholders' equity	1,448,180			1,384,290
Net interest income		24,827			23,783
Net interest spread (5)			3.44%			3.53%
Net interest income as a percentage
of average interest-earning assets			3.66%			3.67%
Ratio of interest-earning assets
to interest-bearing liabilities			124%			122%

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
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

	Analysis of Average Balances and Interest Rates
	Three Months Ended
	June 30, 2019			June 30, 2018
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$		$ %	$		$ %
ASSETS
Short-term investments:
Interest-bearing deposits at banks	9,316	6	0.26	9,112	4	0.18
Total short-term investments	9,316	6	0.26	9,112	4	0.18
Interest bearing time deposits at banks	15,498	98	2.54	11,191	62	2.19
Investment securities:
Taxable	173,826	1,248	2.87	180,905	1,028	2.27
Tax-exempt (3)	59,081	474	3.22	68,301	600	3.51
Total investment securities	232,907	1,722	2.96	249,206	1,628	2.61
Loans (2)(3)(4):
Residential mortgage loans	214,557	2,867	5.36	214,932	2,814	5.25
Construction	20,308	262	5.17	23,349	273	4.69
Commercial Loans	419,175	5,805	5.55	391,935	5,197	5.32
Agricultural Loans	335,266	3,875	4.64	298,266	3,286	4.42
Loans to state & political subdivisions	98,979	972	3.94	99,301	873	3.53
Other loans	9,705	184	7.60	9,494	184	7.82
Loans, net of discount	1,097,990	13,965	5.10	1,037,277	12,627	4.88
Total interest-earning assets	1,355,711	15,791	4.67	1,306,786	14,321	4.40
Cash and due from banks	6,052			6,529
Bank premises and equipment	16,133			16,356
Other assets	73,702			65,473
Total non-interest earning assets	95,887			88,358
Total assets	1,451,598			1,395,144
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	329,539	589	0.72	330,550	404	0.49
Savings accounts	217,537	206	0.38	189,457	51	0.11
Money market accounts	161,611	509	1.26	160,719	365	0.91
Certificates of deposit	288,788	1,094	1.52	268,526	765	1.14
Total interest-bearing deposits	997,475	2,398	0.96	949,252	1,585	0.67
Other borrowed funds	110,598	768	2.79	125,815	692	2.21
Total interest-bearing liabilities	1,108,073	3,166	1.15	1,075,067	2,277	0.85
Demand deposits	181,277			170,287
Other liabilities	14,127			12,617
Total non-interest-bearing liabilities	195,404			182,904
Stockholders' equity	148,121			137,173
Total liabilities & stockholders' equity	1,451,598			1,395,144
Net interest income		12,625			12,044
Net interest spread (5)			3.53%			3.55%
Net interest income as a percentage
of average interest-earning assets			3.74%			3.70%
Ratio of interest-earning assets
to interest-bearing liabilities			122%			122%

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

Tax exempt revenue is shown on a tax-equivalent basis for proper comparison using a federal statutory income tax rate of 21% for the six and three months ended June 30, 2019 and 2018.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s Federal statutory rate during the corresponding period. The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended June 30, 2019 and 2018 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$1,726	$1,567	$3,429	$3,089
Tax equivalent adjustment	100	127	195	267
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$1,826	$1,694	$3,624	$3,356

Interest and fees on loans (non-tax adjusted)	$13,776	$12,461	$27,090	$24,322
Tax equivalent adjustment	189	166	381	345
Interest and fees on loans (tax equivalent basis)	$13,965	$12,627	$27,471	$24,667

Total interest income	$15,502	$14,028	$30,519	$27,411
Total interest expense	3,166	2,277	6,268	4,240
Net interest income	12,336	11,751	24,251	23,171
Total tax equivalent adjustment	289	293	576	612
Net interest income (tax equivalent basis)	$12,625	$12,044	$24,827	$23,783

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended June 30, 2019 vs 2018 (1)			Six months ended June 30, 2019 vs 2018 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$-	$2	$2	$4	$-	$4
Interest bearing time deposits at banks	26	10	36	57	23	80
Investment securities:
Taxable	(38)	258	220	54	471	525
Tax-exempt	(77)	(49)	(126)	(237)	(104)	(341)
Total investments	(115)	209	94	(183)	367	184
Loans:
Residential mortgage loans	(5)	58	53	9	145	154
Construction	(53)	42	(11)	94	52	146
Commercial Loans	371	237	608	547	479	1,026
Agricultural Loans	422	167	589	989	326	1,315
Loans to state & political subdivisions	(3)	102	99	(33)	196	163
Other loans	5	(5)	-	9	(9)	-
Total loans, net of discount	737	601	1,338	1,615	1,189	2,804
Total Interest Income	648	822	1,470	1,493	1,579	3,072
Interest Expense:
Interest-bearing deposits:
NOW accounts	(1)	186	185	2	432	434
Savings accounts	9	146	155	16	273	289
Money Market accounts	2	142	144	34	370	404
Certificates of deposit	61	268	329	138	546	684
Total interest-bearing deposits	71	742	813	190	1,621	1,811
Other borrowed funds	(65)	141	76	(150)	367	217
Total interest expense	6	883	889	40	1,988	2,028
Net interest income	$642	$(61)	$581	$1,453	$(409)	$1,044

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.
Tax equivalent net interest income increased from $23,783,000 for the six month period ended June 30, 2018 to $24,827,000 for the six month period ended June 30, 2019, an increase of $1,044,000. The tax equivalent net interest margin decreased from 3.67% for the first six months of 2018 to 3.66% for the comparable period in 2019. The decrease is primarily caused by the increase in cost of interest-bearing liabilities.
Total tax equivalent interest income for the 2019 six month period increased $3,072,000 as compared to the 2018 six month period. This increase was a result of an increase of $1,493,000 due to a change in volume as average interest-bearing assets increased $62.9 million and due to an increase in the yield on interest-earning assets of 25 basis points, which corresponds to an increase of $1,579,000. As a result of converting investment assets to loans and higher reinvestment rates, the yield on average interest earning assets increased 25 basis points from 4.33% to 4.58%.

Tax equivalent investment income for the six months ended June 30, 2019 increased $184,000 over the same period last year. The primary cause of the increase was an increase in the average yield on investment securities of 24 basis points.
•
The average balance of taxable securities increased by $5.1 million, which resulted in an increase in investment income of $54,000. The increase in the average balance of taxable securities was due to the Bank’s strategy of reducing the Bank’s exposure to municipal securities due to the reduction in the corporate income tax rate implemented in 2017. The yield on taxable securities increased 49 basis points from 2.09% to 2.58% as a result of the rise in short term rates due to the increase in the Fed Funds rate and the calls and maturities of lower yielding investments. This resulted in an increase in investment income of $471,000.

•
The average balance of tax-exempt securities decreased by $14.3 million, which resulted in a decrease in investment income of $237,000. The yield on tax-exempt securities decreased 31 basis points from 3.53% to 3.22%, which corresponds to a decrease in interest income of $104,000. The yield decrease was attributable to higher yielding securities being called and maturing. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

Total loan interest income increased $2,804,000 for the six months ended June 30, 2019 compared to the same period last year, as a result of loan growth achieved in 2018 and the first six months of 2019 that occurred primarily in our central and south central Pennsylvania markets and an increase in loan yields when comparing 2019 to 2018.
•
The average balance of commercial loans increased $20.5 million from a year ago. The growth was attributable to organic growth in our central and south central Pennsylvania markets. This had a positive impact of $547,000 on total interest income due to volume. The yield increased 24 basis points to 5.50%, which increased loan interest income $479,000.

•
Interest income on agricultural loans increased $1,315,000 from 2018 to 2019. The increase in the average balance of agricultural loans of $43.9 million is primarily attributable to the additional agricultural lenders hired in 2016 to serve the central and south central markets. The increase in the average balance of these loans resulted in an increase in interest income due to volume of $989,000. The yield on agricultural loans increased 22 basis points to 4.60%, which increased loan interest income $326,000.

•
The average balance of construction loans increased $3.8 million from a year ago as a result of several large commercial and agricultural construction projects. This resulted in an increase of $94,000 on total interest income due to volume. The yield earned on construction loans increased 47 basis points to 5.13% resulting in an increase of $52,000.

•
The average balance of state and political subdivision loans decreased $1.9 million from a year ago as the market was not as attractive due to the reduction in the Federal corporate income tax rate. This resulted in a decrease of $33,000 on total interest income due to volume. The tax effected yield increased 40 basis points to 3.94%, which increased loan interest income $196,000.

•
Interest income on residential mortgage loans increased $154,000. The average yield on residential loans increased 14 basis points from a year ago, which resulted in an increase in loan interest income of $145,000.

Total interest expense increased $2,028,000 for the six months ended June 30, 2019 compared with the comparative period last year primarily as a result of an increase in the cost of interest-bearing liabilities. Interest expense increased $1,988,000 due to rate as a result of an increase in the average rate paid on interest-bearing liabilities from 0.80% to 1.14%.
•
The average balance of interest bearing deposits increased $59.5 million from June 30, 2018 to June 30, 2019. Increases were experienced in NOW accounts of $695,000, savings accounts of $27.0 million, money market accounts of $8.2 million and certificates of deposit of $23.7 million. The cumulative effect of these volume changes was an increase in interest expense of $190,000.  (see also “Financial Condition – Deposits”). The rate paid on interest bearing deposits was 0.95% for the first six months of 2019 and 0.62% for the comparable period in 2018. This resulted in an increase in interest expense of $1,621,000. The increase was due to the Federal Reserve raising interest rates and competitive pressures.

•
The average balance of other borrowed funds decreased $20.0 million from a year ago. This resulted in a decrease in interest expense of $150,000. There was an increase in the average rate on other borrowed funds from 2.04% to 2.79% due to an increase in the overnight borrowing rate as a result of the Federal Reserve interest rate increases in 2018 resulting in an increase in interest expense of $367,000.

Tax equivalent net interest income for the three months ended June 30, 2019 was $12,625,000 which compares to $12,044,000 for the same period last year.  This represents an increase of $581,000 or 4.8%.
Total tax equivalent interest income was $15,791,000 for the three month period ended June 30, 2019, compared to $14,321,000 for the comparable period last year, an increase of $1,470,000. As with the six month period, the increase was driven by an increase in volume of $648,000 due to average interest earning assets increasing $48.9 million and an increase of $822,000 as a result of the average yield on interest-earning assets increasing 27 basis points from 4.40% to 4.67% for the comparable periods.

•
Total investment income increased by $94,000 compared to same period last year.  The primary cause of the increase was in the yield on taxable securities of 60 basis points, which corresponds to an increase in investment income of $258,000. Offsetting this increase, there was a $126,000 decrease in investment income from tax-exempt securities due to a decrease in average tax-exempt securities of $9.2 million and a decrease of 29 basis points on the yield of tax-exempt securities.

•
Total loan interest income increased $1,338,000 compared to the same period last year, with the change corresponding to the year to date change. As a result of growth, which occurred primarily in the south central and central Pennsylvania markets, loan interest income increased $737,000. Loan interest income increased $601,000 due to the higher interest rate environment, which increased loan yields 22 basis points to 5.10%.

Total interest expense increased $889,000 for the three months ended June 30, 2019 compared with last year as a result of the average rate on interest-bearing liabilities increasing 30 basis points from 0.85% to 1.15%, which increased interest expense $883,000.
•
The average balance of interest bearing certificates of deposits increased $20.3 million for the three month period ended June 30, 2019, which corresponds to a change due to volume of $61,000.  The rate paid on interest bearing deposits was 0.96% for the first three months of 2019 and 0.67% for the comparable period in 2018. This results in an increase in interest expense of $742,000.

•
The average balance of other borrowed funds decreased $15.2 million from a year ago. This resulted in a decrease in interest expense of $65,000. There was an increase in the average rate on other borrowed fund from 2.21% to 2.79% due to an increase in the overnight borrowing rate as a result of the Federal Reserve interest rate moves in 2018 resulting in an increase in interest expense of $141,000.

Provision for Loan Losses

For the six month period ended June 30, 2019, we recorded a provision for loan losses of $750,000, which represents a decrease of $75,000 from the $825,000 provision recorded in the corresponding six months of last year. The provision was lower in 2019 than 2018 primarily due to the higher loan growth that occurred in 2018 compared to the loan growth in 2019. (see “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

For the three months ended June 30, 2019, we recorded a provision of $350,000 compared to $325,000 in 2018 with the increase for the three month period being due to a slightly higher level of charge-offs in 2019 compared to the same period in 2018.

Non-interest Income

The following table shows the breakdown of non-interest income for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):
	Six months ended June 30,		Change
	2019	2018	Amount	%
Service charges	$2,273	$2,274	$(1)	(0.0)
Trust	441	401	40	10.0
Brokerage and insurance	554	349	205	58.7
Gains on loans sold	163	132	31	23.5
Equity security gains, net	41	13	28	215.4
Earnings on bank owned life insurance	305	306	(1)	(0.3)
Other	283	273	10	3.7
Total	$4,060	$3,748	$312	8.3

	Three months ended June 30,		Change
	2019	2018	Amount	%
Service charges	$1,174	$1,170	$4	0.3
Trust	209	150	59	39.3
Brokerage and insurance	261	168	93	55.4
Gains on loans sold	64	60	4	6.7
Equity security gains, net	30	7	23	328.6
Earnings on bank owned life insurance	154	154	-	-
Other	135	133	2	1.5
Total	$2,027	$1,842	$185	10.0

Non-interest income for the six months ended June 30, 2019 totaled $4,060,000, an increase of $312,000 when compared to the same period in 2018. We recognized a $41,000 increase in the market value of our equity portfolio in 2019 compared to a $13,000 gain in 2018.

The increase in brokerage and insurance revenues for the first six months of 2019 is attributable to growth in our south central market. The increase in Trust revenues is due to estate settlement fees being higher in 2019 than 2018.

For the three month period ended June 30, 2019, the changes experienced from the prior year related to trust and brokerage and insurance correspond to the changes experienced for the six month period.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six months ended
	June 30,		Change
	2019	2018	Amount	%
Salaries and employee benefits	$10,033	$9,572	$461	4.8
Occupancy	1,109	1,106	3	0.3
Furniture and equipment	336	264	72	27.3
Professional fees	758	766	(8)	(1.0)
FDIC insurance	216	207	9	4.3
Pennsylvania shares tax	550	600	(50)	(8.3)
Amortization of intangibles	132	150	(18)	(12.0)
ORE expenses	216	86	130	151.2
Other	3,209	2,783	426	15.3
Total	$16,559	$15,534	$1,025	6.6

	Three months ended
	June 30,		Change
	2019	2018	Amount	%
Salaries and employee benefits	$5,004	$4,737	$267	5.6
Occupancy	517	514	3	0.6
Furniture and equipment	181	122	59	48.4
Professional fees	316	367	(51)	(13.9)
FDIC insurance	105	107	(2)	(1.9)
Pennsylvania shares tax	275	300	(25)	(8.3)
Amortization of intangibles	66	74	(8)	(10.8)
ORE expenses	109	52	57	109.6
Other	1,664	1,429	235	16.4
Total	$8,237	$7,702	$535	6.9

Non-interest expenses increased $1,025,000 for the six months ended June 30, 2019 compared to the same period in 2018. Salaries and employee benefits increased $461,000 or 4.8%. The increase was due to merit increases effective at the beginning of 2019, higher commissions due to higher brokerage and insurances commissions, an increase in profit sharing as a result of improved financial results and an increase in health care expenses.
The increase in furniture and fixture is due to replacing a significant number of computers in 2019. The increase in OREO expenses is due to the increase in the number of ORE properties that occurred in 2019 as a result of obtaining over 80 properties as settlement for a loan. The increase in other expenses is primarily attributable to the increase in other periodic pension costs of $264,000 as a result of the decision to terminate the FNB pension plan and an increase in fraudulent charges on customers deposit accounts of $92,000.

For the three months ended, June 30, 2019, non-interest expenses increased $535,000 when compared to the same period in 2018. The changes in salaries and employee benefits, furniture and equipment, ORE expenses and other expenses for the quarter are consistent with the changes for the six month period.

Provision for Income Taxes

The provision for income taxes was $1,751,000 for the six month period ended June 30, 2019 compared to $1,622,000 for the same period in 2018. The increase is primarily attributable to the increase in income before the provision for income taxes of $442,000 for the comparable periods.  Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 15.9% and 15.4% for the first six months of 2019 and 2018, respectively, compared to the statutory rate of 21% for 2019 and 2018.

For the three months ended June 30, 2019, the provision for income taxes was $930,000 compared to $875,000 for the same period in 2018. The increase is attributable to the increase in income before the provision for income taxes of $210,000 for the comparable periods. Our effective tax rate was 16.1% and 15.7% for the three months ended June 30, 2019 and 2018, respectively.

We are invested in four limited partnerships that have established low-income housing projects in our market areas. We anticipate recognizing an aggregate of $493,000 of tax credits over the next 3.5 years, with an additional $70,000 anticipated to be recognized during 2019.

Financial Condition

Total assets were $1.45 billion at June 30, 2019, an increase of $16.5 million from $1.43 billion at December 31, 2018.  Cash and cash equivalents decreased $328,000 to $16.5 million. Investment securities decreased $4.2 million and net loans increased $17.3 million to $1.09 billion at June 30, 2019.  Total deposits decreased $1.5 million to $1.18 billion since year-end 2018, while borrowed funds increased $9.8 million to $101.0 million.

Cash and Cash Equivalents
Cash and cash equivalents totaled $16.5 million at June 30, 2019 compared to $16.8 million at December 31, 2018, a decrease of $328,000. Management actively measures and evaluates its liquidity position through our Asset–Liability Committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.
Investments

The following table shows the composition of the investment portfolio (including debt and equity securities) as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019		December 31, 2018
	Amount	%	Amount	%
Debt securities:
U. S. Agency securities	$94,231	39.7	$106,385	44.0
U. S. Treasury notes	34,096	14.4	33,358	13.8
Obligations of state & political subdivisions	58,515	24.7	52,047	21.5
Corporate obligations	3,080	1.3	3,034	1.3
Mortgage-backed securities in
government sponsored entities	46,818	19.7	46,186	19.1
Equity securities	557	0.2	516	0.3
Total	$237,297	100.0	$241,526	100.0

	June 30, 2019/
	December 31, 2018
	Change
	Amount	%
Debt securities:
U. S. Agency securities	$(12,154)	(11.4)
U. S. Treasury notes	738	2.2
Obligations of state & political subdivisions	6,468	12.4
Corporate obligations	46	1.5
Mortgage-backed securities in
government sponsored entities	632	1.4
Equity securities	41	7.9
Total	$(4,229)	(1.8)

Our investment portfolio decreased by $4.2 million, or 1.8%, from December 31, 2018 to June 30, 2019. During 2019, we purchased $2.4 million of U.S. agency obligations, $16.0 million state and political securities and $4.0 million of mortgage backed securities, which partially offset the $4.3 million of principal repayments and $26.4 million of calls and maturities that occurred during the first six months of 2019. We did not sell any securities during the first half of 2019. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the six month period ended June 30, 2019 yielded 2.73%, compared to 2.49% in the comparable period in 2018 on a tax equivalent basis. As noted earlier, the increase in yield is due to replacing lower yielding securities that were called or matured with higher yielding securities due to the higher interest rate environment.

The investment strategy for 2019 has been to utilize cashflows from the investment portfolio to purchase agency and state and political securities to pledge against our public deposits. Investment purchases have been focused on securities with short fixed maturities for agency securities, high coupon callable municipal securities that are highly likely to be called and mortgage backed securities with consistent cashflows. We continually monitor interest rate trading ranges and try to focus purchases to times when rates are in the top third of the trading range. The Bank believes its investment strategy has appropriately mitigated its interest rate risk exposure if rates continue to rise, while providing sufficient cashflows to meet liquidity needs.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the securities portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor requirements and various credit needs of its customers.

Loans

The following table shows the composition of the loan portfolio as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30,		December 31,
	2019		2018
	Amount	%	Amount	%
Real estate:
Residential	$213,014	19.4	$215,305	19.9
Commercial	347,430	31.6	319,265	29.5
Agricultural	294,332	26.8	284,520	26.3
Construction	20,950	1.9	33,913	3.1
Consumer	9,854	0.9	9,858	0.9
Other commercial loans	76,179	6.9	74,118	6.9
Other agricultural loans	41,689	3.8	42,186	3.9
State & political subdivision loans	96,174	8.7	102,718	9.5
Total loans	1,099,622	100.0	1,081,883	100.0
Less allowance for loan losses	13,304		12,884
Net loans	$1,086,318		$1,068,999

	June 30, 2019/
	December 31, 2018
	Change
	Amount	%
Real estate:
Residential	$(2,291)	(1.1)
Commercial	28,165	8.8
Agricultural	9,812	3.4
Construction	(12,963)	(38.2)
Consumer	(4)	(0.0)
Other commercial loans	2,061	2.8
Other agricultural loans	(497)	(1.2)
State & political subdivision loans	(6,544)	(6.4)
Total loans	$17,739	1.6
The Bank’s lending efforts have historically focused on north central Pennsylvania and southern New York. The acquisition of FNB in 2015 expanded the focus into Lebanon, Lancaster, Schuylkill and Berks County markets in south central Pennsylvania. The opening of the Winfield office in 2016 and the acquisition of the State College branch in 2017 has increased our presence in the central Pennsylvania market. We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships our lending teams have with their customers and our lenders expertise in certain areas, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank’s website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors. As of June 30, 2019, the Company had one industry specific loan concentration to the dairy industry, totaling $154.4 million or 14.0% of total loans.
During the first six months of 2019, the primary driver of growth in the loan portfolio continued to be commercial and agricultural real estate loans in both the central and south central Pennsylvania markets. During the first quarter, we completed a settlement with a customer in bankruptcy that resulted in $3.1 million of loans being transferred to OREO. Commercial and agricultural loan demand is subject to significant competitive pressures, the yield curve, and overall national, regional and local economic conditions.

While the Bank lends to companies that service the exploration for natural gas in our market area, the Bank has not originated any loans to companies performing the actual drilling and exploration activities. Loans made by the Company are to service industry customers which include trucking companies, stone quarries and other support businesses, favoring customers that had a relationship with the Bank prior to supporting the exploration for natural gas. We also have originated loans to businesses and individuals for restaurants, hotels and apartment rentals that have been developed and expanded to meet the housing and living needs of the gas industry workers. Due to our understanding of the industry and its cyclical nature, the loans made for natural gas-related activities have been originated in accordance with specific policies and procedures for lending to these entities, which include more stringent loan to value thresholds, shortened amortization periods, and expansion of our monitoring of loan concentrations associated with this activity.
Residential real estate loans decreased slightly during the first half of 2019. Loan demand for conforming mortgages, which the Company typically sells on the secondary market has increased slightly in 2019 when compared to 2018. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio at the balance sheet date.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the six months ended June 30, 2019 and for the years ended December 31, 2018, 2017, 2016 and 2015 (dollars in thousands):

	June 30,	December 31,
	2019	2018	2017	2016	2015
Balance
at beginning of period	$12,884	$11,190	$8,886	$7,106	$6,815
Charge-offs:
Real estate:
Residential	-	118	107	85	66
Commercial	293	66	41	100	84
Agricultural	-	-	30	-	-
Consumer	22	40	130	100	47
Other commercial loans	38	91	-	55	41
Other agricultural loans	-	50	5	-	-
Total loans charged-off	353	365	313	340	238
Recoveries:
Real estate:
Residential	-	69	-	-	-
Commercial	-	3	11	479	14
Agricultural	-	-	-	-	-
Consumer	18	31	49	88	33
Other commercial loans	5	30	16	33	2
Other agricultural loans	-	1	1	-	-
Total loans recovered	23	134	77	600	49

Net loans (recovered) charged-off	330	231	236	(260)	189
Provision charged to expense	750	1,925	2,540	1,520	480
Balance at end of year	$13,304	$12,884	$11,190	$8,886	$7,106

Loans outstanding at end of period	$1,099,622	$1,081,883	$1,000,525	$799,611	$695,031
Average loans outstanding, net	$1,094,570	$1,044,250	$883,355	$725,881	$577,992
Non-performing assets:
Non-accruing loans	$12,534	$13,724	$10,171	$11,454	$6,531
Accrual loans - 90 days or more past due	175	68	555	405	623
Total non-performing loans	$12,709	$13,792	$10,726	$11,859	$7,154
Foreclosed assets held for sale	3,853	601	1,119	1,036	1,354
Total non-performing assets	$16,562	$14,393	$11,845	$12,895	$8,508

Annualized net charge-offs to average loans	0.06%	0.02%	0.03%	-0.04%	0.03%
Allowance to total loans	1.21%	1.19%	1.12%	1.11%	1.02%
Allowance to total non-performing loans	104.68%	93.42%	104.33%	74.93%	99.33%
Non-performing loans as a percent of loans
net of unearned income	1.16%	1.27%	1.07%	1.48%	1.03%
Non-performing assets as a percent of loans
net of unearned income	1.51%	1.33%	1.18%	1.61%	1.22%

Management believes it uses the best information available when establishing the allowance for loan losses and that the allowance for loan losses is adequate as of June 30, 2019.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The allowance for loan losses was $13,304,000 or 1.21% of total loans as of June 30, 2019 as compared to $12,884,000 or 1.19% of loans as of December 31, 2018. The $420,000 increase in the allowance during the first six months of 2019 is the result of a $750,000 provision and net charge-offs of $330,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category as of June 30, 2019 and December 31, 2018, 2017, 2016 and 2015 (dollars in thousands):

	June 30,		December 31
	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$1,066	19.4	$1,105	19.9	$1,049	21.4	$1,064	25.9	$905	29.3
Commercial	4,400	31.6	4,115	29.5	3,867	30.8	3,589	31.6	3,376	34.2
Agricultural	4,532	26.8	4,264	26.3	3,143	24.0	1,494	15.5	409	8.3
Construction	36	1.9	58	3.1	23	1.3	47	3.2	24	2.2
Consumer	118	0.9	120	0.9	124	1.0	122	1.4	102	1.7
Other commercial loans	1,328	6.9	1,354	6.9	1,272	7.2	1,327	7.3	1,183	8.2
Other agricultural loans	741	3.8	752	3.9	492	3.8	312	2.9	122	2.0
State & political subdivision loans	539	8.7	762	9.5	816	10.5	833	12.2	593	14.1
Unallocated	544	N/A	354	N/A	404	N/A	98	N/A	392	N/A
Total allowance for loan losses	$13,304	100.0	$12,884	100.0	$11,190	100.0	$8,886	100.0	$7,106	100.0

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate total 58.4% of the loan portfolio, 67.1% of the allowance is assigned to this segment of the loan portfolio as these loans have more inherent credit risk than residential real estate or loans to state and political subdivisions.

The following table identifies amounts of loans contractually past due 30 to 89 days and non-performing loans by loan category, as well as the change from December 31, 2018 to June 30, 2019 in non-performing loans(dollars in thousands). Non-performing loans include accruing loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.
	June 30, 2019				December 31, 2018
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days	90 Days			30 - 89 Days
	Past Due	Past Due	Non-	Total Non-	Past Due	90 Days Past	Non-	Total Non-
(in thousands)	Accruing	Accruing	accrual	Performing	Accruing	Due Accruing	accrual	Performing
Real estate:
Residential	$500	$153	$1,017	$1,170	$1,624	$20	$1,161	$1,181
Commercial	1,377	-	4,704	4,704	1,444	36	5,957	5,993
Agricultural	107	-	3,566	3,566	121	-	3,206	3,206
Consumer	71	2	-	2	37	12	14	26
Other commercial loans	136	20	1,998	2,018	73	-	2,185	2,185
Other agricultural loans	408	-	1,249	1,249	9	-	1,201	1,201
Total nonperforming loans	$2,599	$175	$12,534	$12,709	$3,308	$68	$13,724	$13,792

	Change in Non-Performing Loans
	June 30, 2019 /December 31, 2018
(in thousands)	Amount	%
Real estate:
Residential	$(11)	(0.9)
Commercial	(1,289)	(21.5)
Agricultural	360	11.2
Consumer	(24)	(92.3)
Other commercial loans	(167)	(7.6)
Other agricultural loans	48	4.0
Total nonperforming loans	$(1,083)	(7.9)

For the six months ended June 30, 2019, we recorded a provision for loan losses of $750,000, which compares to $825,000 for the same period in 2018. The decrease was primarily attributable to the loan growth experienced during 2019 being lower than the growth experienced during the comparable period of 2018. Non-performing loans decreased $1.1 million or 7.9%, from December 31, 2018 to June 30, 2019, primarily due to one customer relationship, which was settled in the first quarter of 2019 and resulted in a $3.1 million increase in OREO. Approximately 63.5% of the Bank’s non-performing loans at June 30, 2019 are associated with the following four customer relationships:

•
A commercial customer with a total loan relationship of $2.7 million, secured by undeveloped land, stone quarries and equipment, was on non-accrual status as of June 30, 2019. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer, who provides excavation services and stone for pad construction related to these activities. During 2017, the Company had the underlying collateral appraised and is updating the appraisals in the third quarter of 2019. The 2017 appraisal indicated a decrease in collateral values compared to the appraisals ordered for the loan origination, however, the loan is still considered well secured on a loan to value basis. Management determined that no specific reserve was required as of June 30, 2019.

•
An agricultural customer with a total loan relationship of $2.8 million, secured by real estate, equipment and cattle, was on non-accrual status as of June 30, 2019. The customer declared bankruptcy during the fourth quarter of 2018 and is in the process of developing a workout plan. Included within these loans to this customer are $1,151,000 of loans which are subject to Farm Service Agency guarantees. Depressed milk prices have created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices, which is not assured, we will need to rely upon the collateral for repayment of interest and principal. As of June 30, 2019, there was a specific reserve of $302,000 for this relationship.

•
An agricultural customer with a total loan relationship of $1.6 million, secured by real estate, equipment and cattle, was on non-accrual status as of June 30, 2019. Included within these loans to this customer are $137,000 of loans which are subject to Farm Service Agency guarantees. Depressed milk prices have created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices, which is not assured, we expect we will need to rely upon the collateral for repayment of interest and principal. As of June 30, 2019, there was a specific reserve of $1,000 for this relationship.

•
A commercial customer with a loan relationship of $950,000, secured by commercial real estate, business assets and vehicles, was on non-accrual status as of June 30, 2019. The business expanded into a new market, which has not grown as originally expected and has created cashflow issues. Management reviewed the collateral and determined that no specific reserve was required as of June 30, 2019.

Management of the Bank believes that the allowance for loan losses as of June 30, 2019 is adequate, which is based on the following factors:
•	Four loan relationships comprise 63.5% of the non-performing loan balance, which had approximately $303,000 of specific reserves as of June 30, 2019.
•
The Company has a history of low charge-offs, which while higher in the first half of 2019 are still insignificant at an annualized basis of 0.06% with net charge-offs totaling $330,000 and primarily related to two relationships. In 2018 as the net charge-offs were .02% of average loans and only $231,000, while 2017’s net charge-offs were $236,000.

Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of June 30, 2019 and December 31, 2018, the cash surrender value of the life insurance was $27.8 million and $27.5 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations.  The amounts recorded as non-interest income totaled $154,000 for each of the three month periods ended June 30, 2019 and 2018. For the six months ended June 30, 2019 and 2018, $305,000 and $306,000, respectively, was recorded in non-interest income. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

The Company agreements that were purchased directly from insurance companies are structured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB provide a fixed split-dollar benefit for the beneficiaries estate, which is dependent on several factors including whether the covered individual was a Director of FNB or an employee of FNB and their salary level. As of June 30, 2019 and December 31, 2018, included in other liabilities on the Consolidated Balance Sheet was a liability of $666,000 and $648,000, respectively, for the obligation under the split-dollar benefit agreements.

Premises and Equipment

Premises and equipment decreased $249,000 to $16.0 million as of June 30, 2019 from December 31, 2018. This occurred primarily as a result of normal depreciation expense recorded in the first six months of 2019.

Deposits

The following table shows the composition of deposits as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30,		December 31,
	2019		2018
	Amount	%	Amount	%
Non-interest-bearing deposits	$183,903	15.5	$179,971	15.2
NOW accounts	333,427	28.2	336,756	28.4
Savings deposits	221,238	18.7	205,334	17.3
Money market deposit accounts	159,380	13.5	164,625	13.9
Certificates of deposit	285,710	24.1	298,470	25.2
Total	$1,183,658	100.0	$1,185,156	100.0

	June 30, 2019/
	December 31, 2018
	Change
	Amount	%
Non-interest-bearing deposits	$3,932	2.2
NOW accounts	(3,329)	(1.0)
Savings deposits	15,904	7.7
Money market deposit accounts	(5,245)	(3.2)
Certificates of deposit	(12,760)	(4.3)
Total	$(1,498)	(0.1)

Deposits decreased $1.5 million since December 31, 2018. The decreases in money market, NOW and certificate of deposit accounts is attributable to municipal deposits, which decreased since year end and is primarily due to timing and a large municipal construction project in the central Pennsylvania market that is being funded by the municipalities’ cash. The decrease in certificates of deposits is also due to two estates settling. As of June 30, 2019, the Bank had $20.0 million of brokered certificates of deposit outstanding, which is the same amount outstanding as of December 31, 2018. We continue to enhance our cash management services to improve our customer services and to grow deposits through our current customers.

Borrowed Funds

      Borrowed funds increased $9.8 million during the first half of 2019. The increase was the result of borrowing $10.7 million of overnight advances from the FHLB and $5.0 million of long-term advances from the FHLB. We also repaid a $2.0 million long-term advance from the FHLB and experienced a decrease in repurchase agreements of $3.9 million. The Bank’s current strategy for borrowings is to consider terms and structures to manage interest rate risk and liquidity in a flat interest rate environment. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

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

Total stockholders’ equity was $148.0 million at June 30, 2019 compared to $139.2 million at December 31, 2018, an increase of $8,792,000, or 6.3%.  Excluding accumulated other comprehensive loss, stockholders’ equity increased $5.2 million, or 3.6%. The Company purchased 20,620 shares of treasury stock at a weighted average cost of $59.94 per share. The Company reissued 105 shares to certain Board members and employees as a reward for years of services at a weighted average cost of $58.88 per share. The Company awarded employees 5,130 shares of restricted stock at a weighted average cost of $60.21 per share during the first six months of 2019. During the first six months of 2019, 152 shares of restricted stock were forfeited by employees at a weighted average cost of $60.00 per share. For the first six months of 2019, the Company had net income of $9.3 million and declared cash dividends of $3.1 million, or $0.88 per share, representing a cash dividend payout ratio of 34.0%.

All of the Company’s debt investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. As a result of changes in the interest rate environment and the defined benefit plan obligations, accumulated other comprehensive loss increased approximately $3.6 million from December 31, 2018.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios  of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2019 and December 31, 2018, that the Company and Bank meet all capital adequacy requirements to which they were subject at such dates.

As of June 30, 2019 and December 31, 2018, the Company and Bank were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based capital, Tier 1 risk-based capital, common equity Tier 1 risk-based capital, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

The Company and Bank’s computed risk‑based capital ratios are as follows (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$147,056	13.73%	$85,676	8.00%	$107,095	10.00%
Bank	$140,066	13.08%	$85,647	8.00%	$107,058	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$133,668	12.48%	$64,257	6.00%	$85,676	8.00%
Bank	$126,682	11.83%	$64,235	6.00%	$85,647	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$126,168	11.78%	$48,193	4.50%	$69,612	6.50%
Bank	$126,682	11.83%	$48,176	4.50%	$69,588	6.50%
Tier 1 Capital (to Average Assets):
Company	$133,668	9.37%	$57,051	4.00%	$71,314	5.00%
Bank	$126,682	8.89%	$57,020	4.00%	$71,275	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$141,272	13.42%	$84,227	8.00%	$105,284	10.00%
Bank	$134,841	12.82%	$84,141	8.00%	$105,176	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Company	$128,224	12.18%	$63,171	6.00%	$84,227	8.00%
Bank	$121,792	11.58%	$63,106	6.00%	$84,141	8.00%
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$120,724	11.47%	$47,378	4.50%	$68,435	6.50%
Bank	$121,792	11.58%	$47,329	4.50%	$68,364	6.50%
Tier 1 Capital (to Average Assets):
Company	$128,224	9.15%	$56,041	4.00%	$70,051	5.00%
Bank	$121,792	8.70%	$56,018	4.00%	$70,023	5.00%

Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Commitments to extend credit	$199,004	$199,183
Standby letters of credit	15,174	16,311
	$214,178	$215,494

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at June 30, 2019 and December 31, 2018 was $11,892,000 and $11,855,000, respectively. The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first six months of 2019 were $165,000 compared to $140,000 during the same time period in 2018.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank has a maximum borrowing capacity at the FHLB of approximately $526.4 million, of which $122.7 million was outstanding via loans and letters of credits at June 30, 2019. The Bank also has two federal funds lines with third party providers in the total amount of $34.0 million as of June 30, 2019, which are unsecured and undrawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $9.9 million, which also is not drawn upon as of June 30, 2019. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial Services, Inc. is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial Services, Inc.’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At June 30, 2019, Citizens Financial Services, Inc. (on an unconsolidated basis) had liquid assets of $6.3 million.

Interest Rate and Market Risk Management

      The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances and the market value risk of assets and liabilities.

      Because of the nature of our operations, we are not subject to foreign currency exchange or commodity price risk and, because we have no trading portfolio, we are not subject to trading risk. Currently, the Company has equity securities that represent only 0.04% of its total assets and, therefore, equity risk is not significant.

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

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company’s risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of June 30, 2019 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income

-200 Shock	$49,397	$(505)	(1.01)
-100 Shock	50,407	505	1.01
Base	49,902	-	-
+100 Shock	48,467	(1,435)	(2.88)
+200 Shock	46,986	(2,916)	(5.84)
+300 Shock	45,469	(4,433)	(8.88)
+400 Shock	43,873	(6,029)	(12.08)

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

(b) Changes to Internal Control over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A – Risk Factors

      In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. At June 30, 2019, the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

4/1/19 to 4/30/19	-	$0.00	-	64,767
5/1/19 to 5/31/19	7,113	$60.65	7,113	57,654
6/1/19 to 6/30/19	7,745	$61.13	7,745	49,909
Total	14,858	$60.90	14,858	49,909

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

Item 3 ‑ Defaults Upon Senior Securities

Not applicable.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 ‑ Other Information

None

Item 6 ‑ Exhibits

(a)  The following documents are filed as a part of this report:

3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended (1)
3.2	Bylaws of Citizens Financial Services, Inc. (2)
4.1	Form of Common Stock Certificate. (3)
10.1	Citizens Financial Services, Inc. Directors’ Deferred Compensation Plan*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended  June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows (unaudited) and (vi) related notes (unaudited).

_________________________________________________________________________________
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

Citizens Financial Services, Inc. (Registrant)

August 8, 2019	By:	/s/ Randall E. Black
Randall E. Black
President and Chief Executive Officer (Principal Executive Officer)

August 8, 2019	By:	/s/ Mickey L. Jones
Mickey L. Jones
Chief Financial Officer (Principal Financial and Accounting Officer)