Form 10-K
period 2019-12-31
CITIZENS FINANCIAL SERVICES INC
filed 2020-03-12
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

■  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2019

or

□  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	000-13222

CITIZENS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)
Pennsylvania	23-2265045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15 South Main Street, Mansfield, Pennsylvania	16933
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	(570) 662-2121

Securities registered pursuant to Section 12(b) of the Act:	None

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
Large accelerated filer  □                                                                                                                Accelerated filer  ■
Non-accelerated filer  □                                                                                                                Smaller reporting company  ■
Emerging growth company  □

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended reporting transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act. □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
    □  Yes     ■  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter; $187,395,00 as of June 30, 2019.

As of March 3, 2020, there were 3,525,505 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III is incorporated by reference to the Registrant’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders.

Citizens Financial Services, Inc. Form 10-K INDEX
Page
PART I
ITEM 1 – BUSINESS	1 – 9
ITEM 1A – RISK FACTORS	9 – 16
ITEM 1B – UNRESOLVED STAFF COMMENTS	16
ITEM 2 – PROPERTIES	16 - 17
ITEM 3 – LEGAL PROCEEDINGS	17
ITEM 4 – MINE SAFETY DISCLOSURES	17
PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	17 – 19
ITEM 6 – SELECTED FINANCIAL DATA	20
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	21 – 51
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	51
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	52 – 111
ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	112
ITEM 9A – CONTROLS AND PROCEDURES	112
ITEM 9B– OTHER INFORMATION	112
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	113
ITEM 11 – EXECUTIVE COMPENSATION	113
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	113 – 114
ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	114
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES	114
PART IV
ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	115 – 117
ITEM 16 – FORM 10-K SUMMARY	117

SIGNATURES	118

PART I

ITEM 1 – BUSINESS.
CITIZENS FINANCIAL SERVICES, INC.
Citizens Financial Services, Inc. (the “Company”), a Pennsylvania corporation, was incorporated on April 30, 1984 to be the holding company for First Citizens Community Bank (the “Bank”), a Pennsylvania-chartered bank and trust company. The Company is primarily engaged in the ownership and management of the Bank and the Bank’s wholly owned subsidiaries, First Citizens Insurance Agency, Inc. (“First Citizens Insurance”) and 1st Realty of PA LLC (“Realty”). Realty was formed in March of 2019 to manage and sell properties acquired by the Bank in the settlement of a bankruptcy filing with a commercial customer, as well as other properties the Bank obtains in foreclosure. We completed the acquisition of a branch in Centre County, Pennsylvania on December 8, 2017. On December 11, 2015, the Company completed the acquisition of The First National Bank of Fredericksburg (“FNB”) by merging FNB into the Bank, with the Bank as the resulting institution. We have entered into an agreement to merge with MidCoast Community Bancorp, Inc. (MidCoast), and its wholly owned subsidiary, MidCoast Community Bank (“MC Bank”), which is expected to close in the second quarter of 2020.
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
The Bank’s main office is located at 15 South Main Street, Mansfield (Tioga County), Pennsylvania.  In addition to the main office in Mansfield, the Bank operates 25 full service offices after closing a full service branch in Lebanon, Pennsylvania, in January 2020, and one limited branch office in its market areas. The Bank’s primary market area consists of the Pennsylvania Counties of Bradford, Clinton, Potter and Tioga in north central Pennsylvania.  It also includes Allegany, Steuben, Chemung and Tioga Counties in Southern New York.  With the completion of the FNB acquisition, the Bank added seven additional banking offices in south central Pennsylvania; four offices in Lebanon County, one of which was closed in January 2020, two offices in Schuylkill County, and one office in Berks County. During 2016, the Bank opened a full service branch in Lancaster County, Pennsylvania, and a limited branch office in Union County, Pennsylvania. In 2017, the Bank opened a limited branch office in Lancaster County, which was closed in 2018 and replaced with a full service branch in February 2019. We also purchased a full service branch in State College, Pennsylvania, in 2017, which is located in Centre County, Pennsylvania. The economy of the Bank’s market areas are diversified and include manufacturing industries, wholesale and retail trade, service industries, agricultural and the production of natural resources of gas and timber.  We are dependent geographically upon the economic conditions in north central, central and south central Pennsylvania, as well as the southern tier of New York.

As of December 31, 2019, the Bank had 238 full time employees and 30 part-time employees, resulting in 254 full time equivalent employees at our corporate offices and other banking locations.
COMPETITION
The banking industry in the Bank’s service area is intensely competitive, with competitors including local community banks, larger regional banks, and financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies, credit unions, mortgage banking firms, financial companies, financial affiliates of industrial companies, internet entities, and government sponsored agencies, such as Freddie Mac, Fannie Mae and Farm Credit.  Competitive pressures continue to exist as entities seek loan growth and expand into new markets. In north central Pennsylvania there has been additional competition from brokerage firms and retirement fund management firms due to the wealth generated from the exploration for natural gas in the market area.  The Bank is generally competitive with all competing financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.
Additional information related to our business and competition is included in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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
As of December 31, 2019, the Bank met all applicable capital adequacy requirements.
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
Under Pennsylvania law, the Bank may only declare and pay dividends from its accumulated net earnings.  In addition, the Bank may not declare and pay dividends from the surplus funds that Pennsylvania law requires that it maintain.  Under these policies and subject to the restrictions applicable to the Bank, the Bank could have declared, during 2019, without prior regulatory approval, aggregate dividends of approximately $15.7 million, plus net profits earned to the date of such dividend declaration.
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
As required by the Dodd-Frank Act, the FDIC has issued final rules implementing changes to the assessment rules. The rules change the assessment base used for calculating deposit insurance assessments from deposits to total assets, less tangible (Tier 1) capital. Since the new base is larger than the previous base, the FDIC also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. The range of adjusted assessment rates is now 2.5 to 45 basis points of the new assessment base. The rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which are thought to have greater access to nondeposit funding. No institution may pay a dividend if it is in default of its assessments.  As a result of the Dodd-Frank Act, deposit insurance per account owner is $250,000 for all types of accounts.

The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% to 1.35% of estimated insured deposits. The FDIC was required to seek to achieve the 1.35% ratio by September 30, 2020, and insured institutions with assets of $10 billion or more were supposed to fund the increase.  On September 30, 2018, the 1.35% ratio was exceeded, reaching 1.36%.  Insured institutions of less than $10 billion of assets will receive credits for the portion of their assessments that contributed to raising the reserve ratio between 1.15% and 1.35% effective when the fund rate achieves 1.38%.  The fund rate achieved 1.40% as of June 30, 2019, and the FDIC first applied small bank credits on the September 30, 2019 assessment invoice (for the second quarter of 2019).  The FDIC will continue to apply small bank credits so long as the ratio is at least 1.35%. After applying small bank credits for four quarters, the FDIC will remit to banks the value of any remaining small bank credits in the next assessment period in which the ratio is at least 1.35%.The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC to establish a maximum fund ratio.  The FDIC has exercised that discretion by establishing a long range fund ratio of 2%.
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
FEDERAL RESERVE SYSTEM
Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily NOW and regular checking accounts). For 2020, the Bank is required to maintain average daily reserves equal to 3% on aggregate transaction accounts of up to and including $127.5 million, plus 10% on the remainder, and the first $16.9 million of otherwise reservable balances will be exempt. These reserve requirements are subject to annual adjustment by the FRB.  The Bank is in compliance with the foregoing requirements.
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
ITEM 1A – RISK FACTORS.
The following discussion sets forth the material risk factors that could affect the Company’s consolidated financial condition and results of operations.  Readers should not consider any descriptions of these factors to be a complete set of all potential risks that could affect the Company.  Any risk factor discussed below could by itself, or combined with other factors, materially and adversely affect the Company’s business, results of operations, financial condition, capital position, liquidity, competitive position or reputation, including by materially increasing expenses or decreasing revenues, which could result in material losses or a decrease in earnings.
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
Our allowance for loan losses amounted to $13.8 million, or 1.24% of total loans outstanding and 115.2% of nonperforming loans, at December 31, 2019. Our allowance for loan losses at December 31, 2019 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at December 31, 2019 we had a total of 40 loan relationships with outstanding balances that exceeded $4.5 million, all of which were performing according to their original terms. These loans represent approximately 27.7% of our entire outstanding loan portfolio as of December 31, 2019 and the deterioration of one or more of these loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets.  The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. On October 16, 2019, the FASB voted to defer the effective date for ASC 326, Financial Instruments – Credit Losses, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The implementation of this standard may result in significant changes to the balance in the allowance for loan losses and may result in significant costs being expended to implement.

Our emphasis on commercial real estate, agricultural real estate, construction and municipal lending may expose us to increased lending risks.
At December 31, 2019, we had $342.0 million in loans secured by commercial real estate, $311.5 million in agricultural real estate loans, $15.5 million in construction loans and $94.4 million in municipal loans. Commercial real estate loans, agricultural real estate, construction and municipal loans represented 30.7%, 27.9%, 1.4% and 8.5%, respectively, of our loan portfolio.  At December 31, 2019, we had $10.2 million of reserves specifically allocated to these loan types.  While commercial real estate, agricultural real estate, construction and municipal loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans. We monitor loan concentrations on an individual relationship and industry wide basis to monitor the amount of risk we have in our loan portfolio.
Agricultural loans are dependent for repayment on the successful operation and management of the farm property, the health of the agricultural industry broadly, and on the location of the borrower in particular, and other factors outside of the borrower’s control.
At December 31, 2019, our agricultural loans, consisting primarily of agricultural real estate loans and other agricultural loans totaled $366.6 million, representing 32.8% of our total loan portfolio. The primary activities of our agricultural customers include dairy and beef farms, poultry and swine operations, crops and support businesses.  Agricultural markets are highly sensitive to real and perceived changes in the supply and demand of agricultural products. Weaker prices could reduce the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land, animals and equipment that serves as collateral for certain of our loans. At December 31, 2019, the Company had a loan concentration to the dairy industry totaling $153,551,000, or 13.8% of total loans and 41.9% of total agricultural loans.
Our agricultural loans are dependent on the profitable operation and management of the farm property securing the loan and its cash flows. The success of a farm property may be affected by many factors outside the control of the borrower, including:
•	adverse weather conditions (such as hail, drought and floods), restrictions on water supply or other conditions that prevent the planting or harvesting of a crop or limit crop yields;
•	loss of crops or livestock due to disease or other factors;
•	declines in the market prices or demand for agricultural products (both domestically and internationally), for any reason;
•	increases in production costs (such as the costs of labor, rent, feed, fuel and fertilizer);
•
the impact of domestic and international government policies and regulations (including changes in price supports, subsidies, government-sponsored crop insurance, minimum ethanol content requirements for gasoline, tariffs, trade barriers, trade agreements and health and environmental regulations);

•	access to technology and the successful implementation of production technologies; and
•	changes in the general economy that could affect the availability of off-farm sources of income and prices of real estate for borrowers.
•	Disruptions in the dairy supply chain as retailers open plants that allow them to process and bottle milk.

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
We have actively engaged in loan participations whereby we are invited to participate in loans, primarily commercial real estate and municipal loans, originated by another financial institution known as the lead lender.  We have participated with other financial institutions in both our primary markets and out of market areas. We underwrite any loan we participate in as if we are originating the loan. The primary difference is that financial information is received from the participating financial institution and not the borrower. The loans we participate in totaled $62.1 million, $67.1 million and $84.7 million at December 31, 2019, 2018 and 2017, respectively. As a percent of total loans, participation purchased loans were 5.6%, 6.2% and 8.5% as of December 31, 2019, 2018 and 2017. Our profits and loan growth could be significantly and adversely affected if the volume of loan participations would materially decrease, whether because loan demand declines, loan payoffs, lead lenders may come to perceive us as a potential competitor in their respective market areas, or otherwise.
If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.
We review our investment securities portfolio monthly and at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2019, our investment portfolio included available for sale investment securities with an amortized cost of $237.8 million and a fair value of $240.7 million, which included unrealized losses on 46 securities totaling $302,000.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.
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

As a result of the acquisition of FNB, the Bank acquired a portfolio of loans sold to the FHLB, which were sold under the Mortgage Partnership Finance Program ("MPF"). While the Bank was not an active participant in the MPF program in 2019, we continue to evaluate the program to see if it would be beneficial to our customers and our performance. The MPF portfolio balance was $21,487,000 at December 31, 2019. The FHLB maintains a first-loss position for the MPF portfolio that totals $143,000. Should the FHLB exhaust its first-loss position, recourse to the Bank's credit enhancement would be up to the next $764,000 of losses. The Bank has not experienced any losses for the MPF portfolio.
The Company’s financial condition and results of operations are dependent on the economy in the Bank’s market area.
The Bank’s primary market area consists of the Pennsylvania Counties of Bradford, Clinton, Potter, and Tioga in north central Pennsylvania, Lebanon, Schuylkill, Berks and Lancaster in south central, Pennsylvania and Allegany, Steuben, Chemung and Tioga Counties in southern New York.  With the acquisition of the State College branch in December 2017, we consider Centre County to be a primary market. As of December 31, 2019, management estimates that approximately 86.7% of deposits and 63.8% of loans came from households whose primary address is located in the Bank’s primary market areas.  Because of the Bank’s concentration of business activities in its market area, the Company’s financial condition and results of operations depend upon economic conditions in its market areas.  Adverse economic conditions in our market areas could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.  Conditions such as inflation, recession, unemployment, high interest rates and short money supply and other factors beyond our control may adversely affect our profitability.  We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the States of Pennsylvania and New York could adversely affect the value of our assets, revenues, results of operations and financial condition.  Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.
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
As a result of completed and proposed acquisitions and the hiring of additional agricultural and commercial lending teams, the Company entered new banking market areas.  The success of entering these new markets will depend upon, in part, the Company’s ability to realize the anticipated benefits and cost savings from combining the businesses of the Company and the acquisition, as well as organically growing loans and deposits.  To realize these anticipated benefits and cost savings, the businesses and individuals must be successfully combined and operated.  If the Company is not able to achieve these objectives, the anticipated benefits, including growth and cost savings related to the combined businesses, may not be realized at all or may take longer to realize than expected.  If the Company fails to realize the anticipated benefits of the acquisitions and the new employee hiring’s, the Company’s results of operations could be adversely affected.

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
The Bank faces intense competition both in making loans and attracting deposits.  This competition has made it more difficult for the Bank to make new loans and at times has forced the Bank to offer higher deposit rates.  Price competition for loans and deposits might result in the Bank earning less on loans and paying more on deposits, which would reduce net interest income.  Competition also makes it more difficult to increase the volume of our loan and deposit portfolios.  As of June 30, 2019, which is the most recent date for which information is available, we held 35.8% of the FDIC insured deposits in Bradford, Potter and Tioga Counties, Pennsylvania, which was the largest share of deposits out of eight financial institutions with offices in the area, and 5.7% of the FDIC insured deposits in Allegany County, New York, which was the fourth largest share of deposits out of five financial institutions with offices in this area. As of June 30, 2019, we held 7.2% of the FDIC insured deposits in Lebanon County, Pennsylvania, which was the fifth largest share out of the 11 financial institutions with offices in the County. As of June 30, 2019, we held 3.2% of the FDIC insured deposits in Clinton County, Pennsylvania, which was the seventh largest share out of the eight financial institutions with offices in the County. Our offices in Centre, Berks, Lancaster and Schuylkill Counties all have less than 3% of the FDIC insured deposits of the corresponding County. This data does not include deposits held by credit unions. Competition also makes it more difficult to hire and retain experienced employees.  Some of the institutions with which the Bank competes have substantially greater resources and lending limits than the Bank has and may offer services that the Bank does not provide.  Management expects competition to increase in the future as a result of legislative, regulatory and technological changes (fintech) and the continuing trend of consolidation in the financial services industry.  The Bank’s profitability depends upon its continued ability to compete successfully in its market area.

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
Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger, our deposits, our loans, and to deliver on-line and electronic banking services. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant and we have not experienced a security breach of our computer systems to date, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have a security impact.
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
Our goodwill could become impaired in the future. If goodwill were to become impaired, it could limit the ability of the Bank to pay dividends to the Company, adversely impacting the Company’s liquidity and ability to pay dividends. The most significant assumptions affecting our goodwill impairment evaluation are variables including the market price of our Common Stock, projections of earnings, and the control premium above our current stock price that an acquirer would pay to obtain control of us. We are required to test goodwill for impairment at least annually or when impairment indicators are present. If an impairment determination is made in a future reporting period, our earnings and book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our Common Stock, or our regulatory capital levels, but such an impairment loss could significantly reduce the Bank’s earnings and thereby restrict the Bank's ability to make dividend payments to us without prior regulatory approval, because Federal Reserve policy states the bank holding company dividends should be paid from current earnings. At December 31, 2019, the book value of our goodwill was $23.3 million, all of which was recorded at the Bank.
ITEM 1B – UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2 – PROPERTIES.
The headquarters of the Company and Bank are located at 15 South Main Street, Mansfield, Pennsylvania. The building contains the central offices of the Company and Bank. Our bank owns twenty one banking facilities and leases seven other facilities, after closing a full service leased branch in the first quarter of 2020. All buildings owned by the Bank are free of any liens or encumbrances.

The net book value of owned banking facilities and leasehold improvements totaled $15,058,000 as of December 31, 2019.  The properties are adequate to meet the needs of the employees and customers. We have equipped all of our facilities with current technological improvements for data processing.
ITEM 3 - LEGAL PROCEEDINGS.
The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's consolidated financial condition or results of operations.

ITEM 4 – MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The Company's stock is not listed on any stock exchange, but it is quoted on the OTC Pink Market under the trading symbol CZFS.  Prices presented in the table below are bid prices between broker-dealers published by the OTC Pink Market and the Pink Sheets Electronic Quotation Service.  The prices do not include retail markups or markdowns or any commission to the broker-dealer.  The bid prices do not necessarily reflect prices in actual transactions.  For 2019 and 2018, cash dividends were declared on a quarterly basis and are summarized in the table below:
			Dividends			Dividends
	2019		declared	2018		declared
	High	Low	per share	High	Low	per share
First quarter	$59.66	$55.00	$0.445	$62.38	$61.25	$0.435
Second quarter	61.39	59.70	0.445	62.75	61.49	0.435
Third quarter	60.55	57.75	0.450	63.25	61.75	0.440
Fourth quarter	61.50	58.30	0.450	62.60	55.12	0.440
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

As of March 3, 2020, the Company had 1,743 stockholders of record.  The computation of stockholders of record excludes investors whose shares were held for them by a bank or broker at that date. The following table presents information regarding the Company’s stock repurchases during the three months ended December 31, 2019:
Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

10/1/19 to 10/31/19	-	$0.00	-	49,909
11/1/19 to 11/30/19	1,269	$60.02	1,269	48,640
12/1/19 to 12/31/19	-	$0.00	-	48,640
Total	1,269	$60.02	1,269	48,640
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

Set forth below is a line graph comparing the yearly dollar changes in the cumulative shareholder return on the Company’s common stock against the cumulative total return of the S&P 500 Stock index, SNL Mid-Atlantic Bank Index and SNL Bank $1 Billion to $5 Billion index for the period of five fiscal years assuming the investment of $100.00 on December 31, 2014 and assuming the reinvestment of dividends. The shareholder return shown on the graph below is not necessarily indicative of future performance and was obtained from SNL Financial LC, Charlottesville, VA.

Total Return Performance
250
200
150
100
50
0
Index Value
12/31/2014
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
Citizens Financial Services, Inc.
S&P 500
SNL Mid-Atlantic Bank
SNL Bank $1B-$5B

	Period Ending
Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Citizens Financial Services, Inc.	100	94.62	106.90	137.51	125.96	145.12
S&P 500	100	101.38	113.51	138.29	132.23	138.10
SNL Mid-Atlantic Bank	100	103.75	131.87	161.62	138.10	196.39
SNL Bank $1B-$5B	100	111.94	161.04	171.69	150.42	182.85

ITEM 6 - SELECTED FINANCIAL DATA.
The following table sets forth certain financial data as of and for each of the years in the five year period ended December 31, 2019:
(in thousands, except per share data)	2019	2018	2017	2016	2015
Interest and dividend income	$61,980	$56,758	$48,093	$43,005	$35,653
Interest expense	12,040	9,574	5,839	5,041	4,820
Net interest income	49,940	47,184	42,254	37,964	30,833
Provision for loan losses	1,675	1,925	2,540	1,520	480
Net interest income after provision
for loan losses	48,265	45,259	39,714	36,444	30,353
Non-interest income	8,242	7,754	7,621	7,644	6,994
Investment securities gains (losses), net	144	(19)	1,035	255	429
Non-interest expenses	33,341	31,557	29,314	28,671	23,429
Income before provision for income taxes	23,310	21,437	19,056	15,672	14,347
Provision for income taxes	3,820	3,403	6,031	3,034	2,721
Net income	$19,490	$18,034	$13,025	$12,638	$11,626

Per share data:
Net income - Basic (1)	$5.54	$5.09	$3.67	$3.53	$3.52
Net income - Diluted (1)	5.53	5.09	3.67	3.53	3.52
Cash dividends declared (1)	1.78	1.73	1.64	1.55	1.59
Stock dividend	1%	1%	5%	1%	0%
Book value (1) (2)	44.08	40.45	37.24	35.08	33.31

End of Period Balances:
Total assets	$1,466,339	$1,430,712	$1,361,886	$1,223,018	$1,162,984
Available for sale securities	240,706	241,010	254,782	314,017	359,737
Loans	1,115,569	1,081,883	1,000,525	799,611	695,031
Allowance for loan losses	13,845	12,884	11,190	8,886	7,106
Total deposits	1,211,118	1,185,156	1,104,943	1,005,503	988,031
Total borrowings	85,117	91,194	114,664	79,662	41,631
Stockholders' equity	154,774	139,229	129,011	123,268	119,760

Key Ratios
Return on assets (net income to average total assets)	1.34%	1.29%	1.03%	1.06%	1.22%
Return on equity (net income to average total equity)	13.00%	13.00%	10.04%	10.24%	11.20%
Equity to asset ratio (average equity to average total assets,
excluding other comprehensive income)	10.31%	9.90%	10.31%	10.35%	10.91%
Net interest margin (tax equivalent)	3.72%	3.66%	3.80%	3.68%	3.76%
Efficiency (3)	54.27%	55.04%	54.82%	57.97%	54.50%
Dividend payout ratio (dividends declared divided
by net income)	32.40%	34.08%	44.97%	44.12%	46.00%
Tier 1 leverage	9.77%	9.15%	9.18%	9.46%	11.01%
Common equity risk based capital	12.11%	11.47%	11.27%	12.89%	14.14%
Tier 1 risk-based capital	12.79%	12.18%	12.04%	13.81%	15.20%
Total risk-based capital	14.04%	13.42%	13.21%	14.93%	16.23%
Nonperforming assets/total loans	1.38%	1.33%	1.18%	1.61%	1.22%
Nonperforming loans/total loans	1.08%	1.27%	1.07%	1.48%	1.03%
Allowance for loan losses/total loans	1.24%	1.19%	1.12%	1.11%	1.02%
Net (recoveries)charge-offs/average loans	0.06%	0.02%	0.03%	(0.04%)	0.03%

(1) Amounts were adjusted to reflect stock dividends.
(2) Calculation excludes accumulated other comprehensive income.
(3) Bank expenses to tax adjusted net interest income and non-interest income, excluding security gains. Interest income is a non-gaap measure and is reconciled to the GAAP equivalent measure on page 25 of this 10k. The efficiency ratio calculated using non-tax effected net interest income was 55.36%, 56.26%, 57.68%, 61.74%, and 58.72%, for the years ended 2019, 2018 2017, 2016 and 2015, respectively.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
CAUTIONARY STATEMENT
We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Company, the Bank, First Citizens Insurance, Realty or the Company on a consolidated basis. When we use words such as “believes,” “expects,” “anticipates,” or similar expressions, we are making forward-looking statements.  Forward-looking statements may prove inaccurate. For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements:
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

·
The agricultural economy is subject to extreme swings in both the costs of resources and the prices received from the sale of products, as a result of weather, government regulations, international trade agreements and consumer tastes, which could negatively impact certain of our customers.

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
The Company currently engages in the general business of banking throughout its service area of Bradford, Tioga, Clinton, Potter and Centre counties in north central Pennsylvania, Lebanon, Berks, Schuylkill and Lancaster counties in south central Pennsylvania and Allegany County in southern New York. We also have a limited branch office in Union county, Pennsylvania, which primarily serves agricultural customers in the central Pennsylvania market. We maintain our main office in Mansfield, Pennsylvania. Presently we operate 28 banking facilities, 27 of which operate as bank branches after closing a facility in the first quarter of 2020. In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy, Fivepointville, State College and two branches near the city of Lebanon, Pennsylvania after closing a third branch in January 2020. We also have a limited branch office in Winfield, Pennsylvania. In New York, our office is in Wellsville.
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
TRUST AND INVESTMENT SERVICES; OIL AND GAS SERVICES
Our Investment and Trust Division is committed to helping our customers meet their financial goals.  The Trust Division offers professional trust administration, investment management services, estate planning and administration, custody of securities and individual retirement accounts. In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Bank in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Bank. As of December 31, 2019 and 2018, assets owned and invested by customers of the Bank through the Bank’s investment representatives totaled $215.4 million and $178.5 million, respectively.  Additionally, as summarized in the table below, the Trust Department had assets under management as of December 31, 2019 and 2018 of $134.3 million and $117.6 million, respectively. During the year ended December 31, 2019, $16.5 million of new trust accounts were opened, $7.7 million of additional contributions to trust accounts, $23.3 million distributed from trust accounts, and $3.4 million of accounts were closed. A portion of this distributions related to the FNB pension plan that was terminated in 2019. As a result of market fluctuations, the market value of the trust accounts increased approximately $19.9 million during the year ended December 31, 2019. The following table reflects trust accounts by investment type and structure:
(market values - in thousands)	2019	2018
INVESTMENTS:
Bonds	$17,349	$17,559
Stock	18,632	16,372
Savings and Money Market Funds	16,085	16,100
Mutual Funds	75,158	60,847
Mineral interests	1,045	4,500
Mortgages	696	1,082
Real Estate	4,982	839
Miscellaneous	351	279
Cash	-	9
TOTAL	$134,298	$117,587
ACCOUNTS:
Trusts	34,975	30,736
Guardianships	5,929	2,347
Employee Benefits	51,870	51,907
Investment Management	41,520	32,595
Custodial	4	2
TOTAL	$134,298	$117,587
Our financial consultants offer full service brokerage and financial planning services throughout the Bank’s market areas.  Appointments can be made at any Bank branch.  Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.
RESULTS OF OPERATIONS
Net income for the year ended December 31, 2019 was $19,490,000, which represents an increase of $1,456,000, or 8.1%, when compared to 2018.  Net income for the year ended December 31, 2018 was $18,034,000, which represents an increase of $5,009,000, or 38.5%, when compared to 2017.  Basic and diluted earnings per share were $5.54, $5.09 and $3.67 for 2019, 2018 and 2017, respectively.
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
The following table sets forth the Company’s average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created. The acquisition of the State College branch, which closed on December 8, 2017, impacted the average balances and rates for 2018 when compared to 2017:

Analysis of Average Balances and Interest Rates
	2019			2018			2017
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance(1)	(3)	Rate	Balance(1)	(3)	Rate	Balance(1)	(3)	Rate
(dollars in thousands)	$	$	%	$	$	%	$	$	%
ASSETS
Short-term investments:
Interest-bearing deposits at banks	9,693	23	0.24	8,929	20	0.22	8,790	15	0.17
Total short-term investments	9,693	23	0.24	8,929	20	0.22	8,790	15	0.17
Interest bearing time deposits at banks	15,085	384	2.55	12,734	299	2.35	8,346	171	2.05
Investment securities:
Taxable	188,697	5,170	2.74	191,991	4,237	2.21	194,716	3,366	1.73
Tax-exempt (3)	58,637	1,889	3.22	64,728	2,208	3.41	84,235	3,657	4.34
Total investment securities	247,334	7,059	2.85	256,719	6,445	2.51	278,951	7,023	2.52
Loans:
Residential mortgage loans	215,749	11,473	5.32	214,458	11,205	5.22	206,321	10,660	5.17
Construction loans	19,085	984	5.16	25,698	1,235	4.80	24,299	1,040	4.28
Commercial Loans	415,681	22,741	5.47	388,037	20,611	5.31	329,767	17,525	5.31
Agricultural Loans	344,586	15,879	4.61	305,003	13,638	4.47	214,200	9,251	4.32
Loans to state & political subdivisions	97,780	3,845	3.93	101,496	3,759	3.70	98,427	4,146	4.21
Other loans	9,684	740	7.64	9,558	737	7.71	10,341	823	7.96
Loans, net of discount (2)(3)(4)	1,102,565	55,662	5.05	1,044,250	51,185	4.90	883,355	43,445	4.92
Total interest-earning assets	1,374,677	63,128	4.59	1,322,632	57,949	4.38	1,179,442	50,654	4.29
Cash and due from banks	6,168			6,807			6,774
Bank premises and equipment	16,074			16,338			16,799
Other assets	57,038			54,722			55,910
Total non-interest earning assets	79,280			77,867			79,483
Total assets	1,453,957			1,400,499			1,258,925
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	331,906	2,282	0.69	326,040	1,642	0.50	323,105	1,139	0.35
Savings accounts	218,240	814	0.37	192,727	323	0.17	179,557	191	0.11
Money market accounts	164,872	1,978	1.20	164,916	1,618	0.98	127,888	650	0.51
Certificates of deposit	277,946	4,145	1.49	276,213	3,327	1.20	261,758	2,645	1.01
Total interest-bearing deposits	992,964	9,219	0.93	959,896	6,910	0.72	892,308	4,625	0.52
Other borrowed funds	109,041	2,821	2.59	117,912	2,664	2.26	68,536	1,214	1.77
Total interest-bearing liabilities	1,102,005	12,040	1.09	1,077,808	9,574	0.89	960,844	5,839	0.61
Demand deposits	187,991			171,353			153,523
Other liabilities	14,074			12,647			14,802
Total non-interest-bearing liabilities	202,065			184,000			168,325
Stockholders' equity	149,887			138,691			129,756
Total liabilities & stockholders' equity	1,453,957			1,400,499			1,258,925
Net interest income		51,088			48,375			44,815
Net interest spread (5)			3.50%			3.49%			3.68%
Net interest income as a percentage
of average interest-earning assets			3.72%			3.66%			3.80%
Ratio of interest-earning assets
to interest-bearing liabilities			1.25			1.23			1.23

(1) Averages are based on daily averages.
(2) Includes loan origination and commitment fees.
(3) Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21% for 2019 and 2018 and 34% for 2017. Tax equivalent income is considered a non-gaap measure. See reconciliation to equivalent GAAP measure on page 25.
(4) Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.
For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Federal statutory rate for the corresponding year. Accordingly, tax equivalent adjustments for investments and loans have been made accordingly to the previous table for the years ended December 31, 2019, 2018 and 2017, respectively (in thousands):

	2019	2018	2017
Interest and dividend income from investment securities,
interest bearing time deposits and short-term investments (non-tax adjusted) (GAAP)	$7,069	$6,300	$5,966
Tax equivalent adjustment	397	464	1,243
Interest and dividend income from investment securities,
interest bearing time deposits and short-term investments (tax equivalent basis) (Non-GAAP)	$7,466	$6,764	$7,209

	2019	2018	2017
Interest and fees on loans (non-tax adjusted) (GAAP)	$54,911	$50,458	$42,127
Tax equivalent adjustment	751	727	1,318
Interest and fees on loans (tax equivalent basis) (Non-GAAP)	$55,662	$51,185	$43,445

	2019	2018	2017
Total interest income	$61,980	$56,758	$48,093
Total interest expense	12,040	9,574	5,839
Net interest income (GAAP)	49,940	47,184	42,254
Total tax equivalent adjustment	1,148	1,191	2,561
Net interest income (tax equivalent basis) (Non-GAAP)	$51,088	$48,375	$44,815

The following table shows the tax-equivalent effect of changes in volume and rates on interest income and expense (in thousands):

Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis
	2019 vs. 2018 (1)			2018 vs. 2017 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$2	$1	$3	$-	$5	$5
Interest bearing time deposits at banks	58	27	85	100	28	128
Investment securities:
Taxable	(71)	1,004	933	(46)	917	871
Tax-exempt	(200)	(119)	(319)	(752)	(697)	(1,449)
Total investment securities	(271)	885	614	(798)	220	(578)
Total investment income	(211)	913	702	(698)	253	(445)
Loans:
Residential mortgage loans	68	200	268	424	121	545
Construction loans	(350)	99	(251)	63	132	195
Commercial Loans	1,500	630	2,130	3,095	(9)	3,086
Agricultural Loans	1,814	427	2,241	4,049	338	4,387
Loans to state & political subdivisions	(124)	210	86	136	(523)	(387)
Other loans	9	(6)	3	(62)	(24)	(86)
Total loans, net of discount	2,917	1,560	4,477	7,705	35	7,740
Total Interest Income	2,706	2,473	5,179	7,007	288	7,295
Interest Expense:
Interest-bearing deposits:
NOW accounts	30	610	640	11	492	503
Savings accounts	48	443	491	15	117	132
Money Market accounts	(1)	361	360	229	739	968
Certificates of deposit	21	797	818	152	530	682
Total interest-bearing deposits	98	2,211	2,309	407	1,878	2,285
Other borrowed funds	(170)	327	157	1,049	401	1,450
Total interest expense	(72)	2,538	2,466	1,456	2,279	3,735
Net interest income	$2,778	$(65)	$2,713	$5,551	$(1,991)	$3,560

(1) The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

2019 vs. 2018
Tax equivalent net interest income for 2019 was $51,088,000 compared to $48,375,000 for 2018, an increase of $2,713,000 or 5.6%. Total interest income increased $5,179,000, as loan interest income increased $4,477,000, and total investment income increased $614,000. Interest expense increased $2,466,000 from 2018.
Total tax equivalent interest income from investment securities increased $614,000 in 2019 from 2018. The average balance of investment securities decreased $9.4 million, which had an effect of decreasing interest income by $271,000 due to volume. The majority of the decrease in volume was in tax-exempt securities, which experienced a decrease in the average balance of $6.1 million. The average tax-effected yield on our investment portfolio increased from 2.51% in 2018 to 2.85% in 2019. The increase in the tax-effected yield is attributable to purchases made in a higher rate environment and calls in 2019 of securities purchased at a discount. As a result of yield on taxable securities increasing 53 basis points (bps) to 2.74%, interest income on investment securities increased $885,000. The investment strategy for 2019 has been to utilize cashflows from the investment portfolio to purchase agency and state and political securities to maintain a consistent level of investments. Investment purchases have been focused on securities with short fixed maturities for agency securities, high coupon callable municipal securities that are highly likely to be called and agency mortgage backed securities with consistent cashflows. We continually monitor interest rate trading ranges and focus purchases to times when rates are in the top third of the trading range. The Bank believes its investment strategy has appropriately mitigated its interest rate risk exposure to both rising and falling rate scenarios, while providing sufficient cashflows.
In total, loan interest income increased $4,477,000 in 2019 from 2018.  The average balance of our loan portfolio increased by $58.3 million in 2019 compared to 2018, which resulted in an increase in interest income of $2,917,000 due to volume.  The increase in the average balance of loans was driven by growth in our central and south central Pennsylvania markets. The average tax-effected yield on our loan portfolio increased 15 basis points to 5.05% in 2019, resulting in an increase in loan interest income of $1,560,000. The increase in the tax-effected yield was due to the higher rate environment promoted by the Federal Reserve in 2018 through the four rate increases made in 2018, which were partially offset by two rate decreases in 2019.
•
Interest income on residential mortgage loans increased $268,000. The average balance of residential mortgage loans increased $1.3 million, resulting in an increase of $68,000 due to volume. The change due to rate was an increase of $200,000 as the average yield on residential mortgages increased from 5.22% in 2018 to 5.32% in 2019 as a result of a higher rate environment during the year as a result of rate increases in 2018.

•
The average balance of construction loans decreased $6.6 million from 2018 to 2019 as projects were completed, which resulted in a decrease of $350,000 in interest income. The average yield on construction loans increased from 4.80% to 5.16%, which correlated to a $99,000 increase in interest income.

•
Interest income on commercial loans increased $2,130,000 from 2018 to 2019.  The increase in the average balance of commercial loans of $27.6 million is attributable organic growth in the central and south central markets as well as completed construction projects. The increase in the average balance of these loans resulted in an increase in interest income due to volume of $1,500,000. Our lenders have been able to attract and retain loan relationships in their markets by providing excellent customer service and having attractive products.  We believe our lenders are adept at customizing and structuring loans to customers that meet their needs and satisfy our commitment to credit quality. In many cases, the Bank works with the Small Business Administration (SBA) guaranteed loan programs to offset risk and to further promote economic growth in our market area. The average yield on commercial loans increased 16 basis points to 5.47% in 2019, resulting in an increase in interest income due to rate  of $630,000.

•
Interest income on agricultural loans increased $2,241,000 from 2018 to 2019.  The increase in the average balance of agricultural loans of $39.6 million is primarily attributable to the central and south central markets as well as completed construction projects. The increase in the average balance of these loans resulted in an increase in interest income due to volume of $1,814,000.  The average yield on agricultural loans increased from 4.47% in 2018 to 4.61% in 2019 due to a general increase in rates, resulting in an increase in interest income due to rate of $427,000. We believe our lenders are adept at customizing, understanding and have the expertise to structure loans for customers that meet their needs and satisfy our commitment to credit quality. In many cases, the Bank works with the United States Department of Agriculture’s (USDA) guaranteed loan programs to offset risk and to further promote economic growth in our market area.

•
The average balance of loans to state and political subdivisions decreased $3.7 million from 2018 to 2019 which had a negative impact of $124,000 on total interest income due to volume. The average tax equivalent yield on loans to state and political subdivisions increased from 3.70% in 2018 to 3.93% in 2019, increasing interest income by $210,000.

Total interest expense increased $2,466,000 in 2019 compared to 2018.  The majority of the increase was due to an increase in the average rate paid on interest bearing liabilities of 20 basis points to 1.09%. This increase resulted in an increase in interest expense of $2,538,000. The rise in rates was driven by the Federal Reserve raising short term rates in 2018, which increased pressure on the Bank to raise rates on deposit pricing and to pay higher rates for short-term and overnight borrowings. While the Federal Reserve cut rates in 2019, the cuts were less than the increases in 2018, but did have an impact in lowering rates in the second half of 2019. The average rate on certificates of deposit increased from 1.20% to 1.49% resulting in an increase in interest expense of $797,000. The average rate paid on other borrowed funds increased from 2.26% to 2.59% resulting in an increase in interest expense of $327,000. The average rate paid on money market accounts increased from 0.98% to 1.20% resulting in an increase in interest expense of $361,000. Increases in rates paid on NOW accounts and savings accounts were less than 20 basis points, and resulted in a cumulative increase in interest expense of $1,053,000.
Average interest bearing liabilities increased $24.2 million in 2019, with average interest bearing deposits increasing $33.1 million and average other borrowings decreasing $8.9 million. As a result of the decrease in average borrowings, interest expense decreased $72,000 as result of the change in volume. Increases in average deposits included NOW accounts of $5.7 million, savings accounts of $25.5 million and certificates of deposits of $1.7 million. The combined impact to interest expense of these increases was $98,000. The average balance of other borrowed funds decreased $8.9 million, which corresponds to a decrease in interest expense of $170,000.
Our tax equivalent net interest margin for 2019 was 3.72% compared to 3.66% for 2018, with the change attributable to higher tax-effected yields as a result of the higher rate environment. The interest rate environment for 2019 was a further flattening of the yield curve with longer term decreasing more than short term rates decreased. During periods of 2019, portions of the yield curve were inverted. Should short or long-term interest rates move in such a way that results in a further flattening or inversion, we would anticipate additional pressure on our margin.

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

•
The average balance of construction loans increased $1.4 million from 2017 to 2018, which resulted in an increase of $63,000 in interest income. Additionally, the average yield on construction loans increased from 4.28% to 4.80% in 2018, which correlated to a $132,000 increase in interest income.

•
Interest income on commercial loans increased $3,086,000 from 2017 to 2018.  The increase in the average balance of commercial loans of $58.3 million is attributable to the acquisition of the State College branch and organic growth in the central and south central markets. The acquisition of the State College branch provided us with a new expanding market. Our lenders benefited from the market disruption created by several bank mergers in the Lebanon and Lancaster markets.  The increase in the average balance of these loans resulted in an increase in interest income due to volume of $3,095,000.

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

Total interest expense increased $3,735,000 in 2018 compared to 2017.  A portion of the increase is attributable to a change in volume as the average balance of interest bearing liabilities increased $117.0 million in 2018, which had the effect of increasing interest expense by $1,456,000. This increase was attributable to the acquisition of the State College branch and increases to fund the loan growth experienced by the Bank. Increases in average deposits included NOW accounts of $2.9 million, savings accounts of $13.2 million, money markets accounts of $37.0 and certificates of deposits of $14.5 million. The combined impact to interest expense of these increases was $407,000. The average balance of other borrowed funds increased $49.4 million as a result of funding loan growth, which corresponds to an increase in interest expense of $1,049,000.
The average interest rate paid on interest bearing liabilities increased from 0.61% in 2017 to 0.89% in 2018, which resulted in an increase in interest expense of $2,279,000. The average rate on certificates of deposit increased from 1.01% to 1.20% resulting in an increase in interest expense of $530,000. The average rate paid on other borrowed funds increased from 1.77% to 2.26% resulting in an increase in interest expense of $401,000. The average rate paid on money market accounts increased from 0.51% to 0.98% resulting in an increase in interest expense of $739,000. Increases in rates paid on NOW accounts and savings accounts were less than 15 basis points, and resulted in a cumulative increase in interest expense of $609,000. The rise in rates was driven by the Federal Reserve raising short term rates in 2018, which increased pressure on the Bank to raise rates on deposit pricing and to pay higher rates for the overnight borrowings.

Our net interest margin for 2018 was 3.66% compared to 3.80% for 2017, with a large majority of the change attributable to a lower tax-effected yield as a result of the change in tax rates for 2017 and 2018.

PROVISION FOR LOAN LOSSES
For the year ended December 31, 2019, we recorded a provision for loan losses of $1,675,000. The provision for 2019 was $250,000, or 13.0%, lower than the provision in 2018. The decrease in the provision for loan losses was primarily the result of organic loan growth in 2019 being less than the organic loan growth experienced in 2018 (see also “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).
For the year ended December 31, 2018, we recorded a provision for loan losses of $1,925,000. The provision for 2018 was $615,000, or 24.2% lower than the provision in 2017. The decrease in the provision for loan losses was primarily the result of the organic loan growth experienced in 2018 being less than the organic loan growth experienced in 2017 (see also “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).
NON-INTEREST INCOME
The following table reflects non-interest income by major category for the years ended December 31 (dollars in thousands):

NON-INTEREST INCOME

	2019	2018	2017
Service charges	$4,687	$4,667	$4,456
Trust	750	705	755
Brokerage and insurance	1,141	790	635
Equity security gains, net	120	-	-
Available for sale security gains (losses), net	24	(19)	1,035
Gains on loans sold	473	382	578
Earnings on bank owned life insurance	623	622	660
Other	568	588	537
Total	$8,386	$7,735	$8,656

	2019/2018		2018/2017
	Change		Change
	Amount	%	Amount	%
Service charges	$20	0.4	$211	4.7
Trust	45	6.4	(50)	(6.6)
Brokerage and insurance	351	44.4	155	24.4
Equity security gains, net	120	NA	-	NA
Available for sale security gains (losses), net	43	(226.3)	(1,054)	(101.8)
Gains on loans sold	91	23.8	(196)	(33.9)
Earnings on bank owned life insurance	1	0.2	(38)	(5.8)
Other	(20)	(3.4)	51	9.5
Total	$651	8.4	$(921)	(10.6)

2019 vs. 2018
Non-interest income increased $651,000 in 2019 from 2018, or 8.4%.  We experienced a $24,000 net gain on available for sale securities in 2019 compared to a net loss totaling $19,000 in 2018. During 2019, we sold 3 agency securities for a net gain of $1,000 and 4 US Treasury securities for a gain of $23,000 to fund loan growth and to restructure the investment portfolio to improve performance in the current rate environment. During 2018, we sold 7 agency securities for a net loss of $179,000 and 14 municipal securities for a gain of $160,000 to fund loan growth. As a result of market conditions, the equity portfolio increased $120,000 during 2019, while remaining flat in 2018.

Gains on loans sold increased $91,000 compared to last year. During 2019, the Bank generated $21.8 million of residential mortgage loan sale proceeds, which was $2.1 million, or 10.6% more than the proceeds received in 2018.
The increase in brokerage and insurance commissions was primarily attributable to growth in our south central market. The increase in Trust revenues is due to estate settlement fees being higher in 2019 than 2018.
2018 vs. 2017
Non-interest income decreased $921,000 in 2018 from 2017, or 10.6%.  We experienced a $19,000 net loss on available for sale securities in 2018 compared to a net gain totaling $1,035,000 in 2017. During 2018, we sold 7 agency securities for a net loss of $179,000 and 14 municipal securities for a gain of $160,000 to fund loan growth. During 2017, we sold 24 agency securities for a net loss of $147,000 to fund loan growth and to restructure the investment portfolio for expected future market interest rate increases. We also sold one Agency MBS security for a gain of $20,000. In anticipation of the adoption of accounting standard ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10):  Recognition and Measurement of Financial Assets and Financial Liabilities, which required the change in the market value of equity securities to be recorded in income beginning in 2018, the Company chose to sell a significant portion of its equity securities portfolio that resulted in a gain of $1,149,000. We also sold several interest bearing time deposits during 2017 for a gain of $13,000.
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
Non-interest Expenses
The following tables reflect the breakdown of non-interest expense by major category for the years ended December 31 (dollars in thousands):
	2019	2018	2017
Salaries and employee benefits	$20,456	$19,094	$17,655
Occupancy	2,174	2,126	1,988
Furniture and equipment	674	536	603
Professional fees	1,423	1,925	1,299
FDIC insurance	75	417	385
Pennsylvania shares tax	808	835	705
Amortization of intangibles	259	296	297
Merger and acquisition	466	-	165
ORE expenses	376	158	395
Software expenses	948	876	795
Other	5,682	5,294	5,027
Total	$33,341	$31,557	$29,314

	2019/2018		2018/2017
	Change		Change
	Amount	%	Amount	%
Salaries and employee benefits	$1,362	7.1	$1,439	8.2
Occupancy	48	2.3	138	6.9
Furniture and equipment	138	25.7	(67)	(11.1)
Professional fees	(502)	(26.1)	626	48.2
FDIC insurance	(342)	(82.0)	32	8.3
Pennsylvania shares tax	(27)	(3.2)	130	18.4
Amortization of intangibles	(37)	(12.5)	(1)	(0.3)
Merger and acquisition	466	N/A	(165)	(100.0)
ORE expenses	218	138.0	(237)	(60.0)
Software expenses	72	8.2	81	10.2
Other	388	7.3	267	5.3
Total	$1,784	5.7	$2,243	7.7

2019 vs. 2018
Non-interest expenses for 2019 totaled $33,341,000, which represents an increase of $1,784,000, compared to 2018 expenses of $31,557,000. The primary cause of the total increase was salaries and benefits. Salary and benefit costs increased $1,362,000, or 7.1%.  Base salaries and related payroll taxes increased $200,000 as a result of merit increases. Full time equivalent staffing was 259 and 261 employees for 2019 and 2018, respectively. As a result of actual claims utilization, health insurance related expenses increased $395,000. Retirement and profit sharing expenses increased $539,000 compared to 2018, as a result of the employee mix and increased profitability.
The increase in furniture and fixtures was due to computer upgrades made during 2019. The increase in merger and acquisition expenses is due to the pending merger with MidCoast Community Bancorp, Inc. and no corresponding activity in 2018. The increase in ORE expenses is the result of having additional ORE properties in 2019 than 2018 that were acquired as part of the customer bankruptcy settlement that resulted in the decreased professional fees. The largest drivers of the increase in other expenses was operational charge-offs associated with fraudulent activity, ATM and data processing expenses as a result of fraud prevention and advertising and promotion expenses. The decrease in professional and legal fees is due to a decrease in legal fees associated with a customer’s bankruptcy litigation that was settled in the first quarter of 2019. The decrease in FDIC insurance was due to credits received in 2019 from the FDIC as the Deposit Insurance Fund exceeded 1.38%.

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
The increase in occupancy expenses in 2018 was due to the State College branch acquisition. The increase in professional and legal fees was due to an increase in legal fees associated with a customer’s bankruptcy litigation. The decrease in ORE expenses was the result of having fewer ORE properties in 2018 than 2017. The decrease in merger and acquisition expenses is due to the acquisition of the State College branch in 2017 and no corresponding activity in 2018. The largest drivers of the increase in other expenses was ATM operating expenses and directors fees.

Provision for Income Taxes
The provision for income taxes was $3,820,000, $3,403,000 and $6,031,000 for 2019, 2018 and 2017, respectively. The effective tax rates for 2019, 2018 and 2017 were 16.4%, 15.9% and 31.7%, respectively.
The increase in income tax expense of $417,000 in 2019 was due to the increase of $1,873,000 in income before the provision for income taxes, which accounts for an increase in tax expense of $393,000 at a 21% tax rate. The remaining increase was due to a lower amount of tax exempt income in 2019 compared to 2018.
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
We are involved in four limited partnership agreements that operate low-income housing projects in our market area. During 2019, 2018 and 2017, we recognized tax credits related to one of the four partnerships. Tax credits associated with one project became fully utilized in December 2016. The tax credits for the other two projects were fully utilized by December 31, 2012. We anticipate recognizing an aggregate of $423,000 of tax credits over the next three years.
FINANCIAL CONDITION
The following table presents ending balances (dollars in millions), the dollar amount of change and the percentage change during the past two years:
	2019		%	2018		%	2017
	Balance	Increase	Change	Balance	Increase	Change	Balance
Total assets	$1,466.3	$35.6	2.5	$1,430.7	$68.8	5.1	$1,361.9
Total investments	240.7	(0.3)	(0.1)	241.0	(13.8)	(5.4)	254.8
Total loans, net	1,101.7	32.7	3.1	1,069.0	79.7	8.1	989.3
Total deposits	1,211.1	25.9	2.2	1,185.2	80.3	7.3	1,104.9
Total borrowings	85.1	(6.1)	(6.7)	91.2	(23.5)	(20.5)	114.7
Total stockholders' equity	154.8	15.6	11.2	139.2	10.2	7.9	129.0
Cash and Cash Equivalents
Cash and cash equivalents totaled $18.5 million at December 31, 2019 compared to $16.8 million at December 31, 2018. Management actively measures and evaluates its liquidity through our Asset – Liability committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.
Investments
The following table shows the year-end composition of the investment portfolio, at fair value, for the five years ended December 31 (dollars in thousands):

	2019	% of	2018	% of	2017	% of	2016	% of	2015	% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Available-for-sale:
U. S. Agency securities	$84,863	35.1	$106,385	44.0	$98,887	38.8	$170,414	54.3	$199,591	55.5
U.S. Treasuries	27,661	11.5	33,358	13.8	28,604	11.2	3,000	0.9	10,082	2.8
Obligations of state & political
subdivisions	61,455	25.5	52,047	21.5	79,090	31.0	96,926	30.9	102,863	28.6
Corporate obligations	3,328	1.4	3,034	1.3	3,083	1.2	3,050	1.0	14,565	4.0
Mortgage-backed securities	63,399	26.2	46,186	19.1	45,027	17.7	37,728	12.0	30,204	8.4
Equity securities (a)	701	0.3	516	0.3	91	0.1	2,899	0.9	2,432	0.7
Total	$241,407	100.0	$241,526	100.0	$254,782	100.0	$314,017	100.0	$359,737	100.0
(a)	As of January 1, 2018, the Company adopted ASU 2016-01 resulting in the reclassification of equity securities from available for sale securities to equity securities in the Consolidated Balance Sheet.
2019
The Company’s investment portfolio remained stable during 2019 as the Company maintained investment levels for pledging against public deposits and liquidity needs. During 2019, we purchased $14.1 million of U.S. agencies, $26.2 million of mortgage backed securities, $28.4 million of state and local obligations, $250,000 of corporate obligations and $65,000 of equity securities, which helped to offset the $9.8 million of principal repayments and $52.8 million of calls and maturities that occurred during the year. We also sold $10.5 million of bonds at a net gain of $24,000. The market value of our investment portfolio increased approximately $4.2 million in 2019 due to interest rate fluctuations and equity market gains. Excluding our short term investments consisting of monies held primarily at the Federal Reserve, the effective yield on our investment portfolio for 2019 was 2.85% compared to 2.51% for 2018 on a tax equivalent basis.
During 2019, rates on the short end of the Treasury yield curve decreased as a result of the decrease in the federal funds rate and the potential for additional future decreases in the federal funds rate. The rates on the long end of the curve also decreased in 2019 primarily as a result of continued low inflation. This resulted in yield curve remaining very flat and during parts of 2019, portions of the yield curve were inverted. The investment strategy in 2019 was to maintain a consistent balance to meet public deposit pledging needs as well as to meet the Company’s liquidity needs. Investment purchases during the year focused on securities with short fixed maturities for agency securities, high coupon callable municipal securities that are highly likely to be called and mortgage backed securities with consistent cashflows. We continually monitor interest rate trading ranges and try to focus purchases to times when rates are in the top third of the trading range. The Company believes its investment strategy has appropriately mitigated its interest rate risk exposure if rates rise while providing sufficient cashflows for the Company’s liquidity needs.
At December 31, 2019, the Company did not own any securities, other than government-sponsored and government-guaranteed mortgage-backed securities, that had an aggregate book value in excess of 10% of its consolidated stockholders’ equity at that date.
The expected principal repayments at amortized cost and average weighted yields for the investment portfolio (excluding equity securities) as of December 31, 2019, are shown below (dollars in thousands). Expected principal repayments, which include prepayment speed assumptions for mortgage-backed securities, are significantly different than the contractual maturities detailed in Note 4 of the consolidated financial statements. Yields on tax-exempt securities are presented on a fully taxable equivalent basis, assuming a 21% tax rate, which was the rate in effect at December 31, 2019.

	One Year or Less		After One Year to Five Years		After Five Years to Ten Years		After Ten Years		Total
	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield	Amortized	Yield
	Cost	%	Cost	%	Cost	%	Cost	%	Cost	%
Available-for-sale securities:
U.S. agency securities	$28,650	1.7	$52,387	2.6	$2,373	3.1	$-	-	$83,410	2.3
U.S. treasuries	-	-	27,394	2.1	-	-	-	-	27,394	2.1
Obligations of state & political
Subdivisions	13,598	2.5	28,602	2.9	15,192	3.2	3,275	3.2	60,667	2.9
Corporate obligations	-	-	-	-	3,250	5.8	-	-	3,250	5.8
Mortgage-backed securities	17,171	2.3	19,489	2.4	17,624	2.5	8,802	2.8	63,086	2.5
Total available-for-sale	$59,419	2.1	$127,872	2.5	$38,439	3.1	$12,077	2.9	$237,807	2.5
At December 31, 2019, approximately 78.8% of the amortized cost of debt securities is expected to mature, call or pre-pay within five years or less.  The Company expects that earnings from operations, the levels of cash held at the Federal Reserve and other correspondent banks, the high liquidity level of the available-for-sale securities, growth of deposits and the availability of borrowings from the Federal Home Loan Bank and other third party banks will be sufficient to meet future liquidity needs.

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
At December 31, 2018, the Company did not own any securities, other than government-sponsored and government-guaranteed mortgage-backed securities, that had an aggregate book value in excess of 10% of its consolidated stockholders’ equity at that date.
Loans
The Bank’s lending efforts have historically focused on north central Pennsylvania and southern New York. With the acquisition of FNB and the opening of offices in Lancaster County, this focus has grown to include Lebanon, Schuylkill, Berks and Lancaster County markets of south central, Pennsylvania. We have a limited branch office in Union County that is staffed by a lending team to primarily support agricultural opportunities in central Pennsylvania. In December 2017, we completed a branch acquisition in State College, which provides us with opportunities in Centre County, Pennsylvania. We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships that our lending teams have with their customers, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank’s website.  The Bank offers a variety of loans, although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  As of December 31, 2019, approximately 79.4% of our loan portfolio consisted of real estate loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors.

The Bank primarily offers fixed rate residential mortgage loans with terms of up to 25 years and adjustable rate mortgage loans (with amortization schedules up to 30 years) with interest rates and payments that adjust based on one, three, five and 15 year fixed periods.  Loan to value ratios are usually 80% or less with exceptions for individuals with excellent credit and low debt to income and/or high net worth. Adjustable rate mortgages are tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate.  Home equity loans are written with terms of up to 15 years at fixed rates.  Home equity lines of credit are variable rate loans tied to the Prime Rate generally with a ten year draw period followed by a ten year repayment period. Home equity loans are typically written with a maximum 80% loan to value.
Commercial real estate loan terms are generally 20 years or less, with one to five year adjustable interest rates.  The adjustable rates are typically tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate with a maximum loan to value ratio of 80%. Where feasible, the Bank participates in the United States Department of Agriculture’s (USDA) and Small Business Administration (SBA) guaranteed loan programs to offset risk and to further promote economic growth in our market area.  During 2019, we originated $1.6 million in USDA and SBA guaranteed real estate loans.
Agriculture is an important industry throughout our market areas. Therefore, the Bank has not only developed an agriculture lending team with significant experience that has a thorough understanding of this industry, but also continually looks for additional employees with a thorough understanding of agriculture. We have an agricultural loan policy to assist in underwriting agricultural loans.  Agricultural loans are made to a diversified customer base that include dairy, swine and poultry farmers and their support businesses.  Agricultural loans focus on character, cash flow and collateral, while also taking into account the particular risks of the industry.  Loan terms are generally 20 years or less, with one to five year adjustable interest rates.  The adjustable rates are typically tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate with a typical loan to value of less than 80%. We evaluate the financial strength of the integrators we have exposure to with our poultry and swine agricultural customers. The Bank is a preferred lender under the USDA’s Farm Service Agency (FSA) and participates in the FSA guaranteed loan program.
The Bank, as part of its commitment to the communities it serves, is an active lender for projects by our local municipalities and school districts. These loans range from short term bridge financing to 20 year term loans for specific projects. These loans are typically written at rates that adjust at least every five years. Due to the size of certain municipal loans, we have developed participation lending relationships with other community banks that allow us to meet regulatory compliance issues, while meeting the needs of the customer. At December 31, 2019, the aggregate balance of our participation loans, in which a portion was sold to other lender’s totaled $85.1 million, of which $53.3 million was sold.
Activity associated with exploration for natural gas in 2019 was similar to 2018. Certain entities drilled new wells and created new pad sites and pipelines, while other companies only maintained their existing wells. Natural gas prices remained relatively low in 2019. While the Bank has loaned to companies that service the exploration activities, the Bank did not originate any loans to companies performing the actual drilling and exploration activities. Loans made by the Company were to service industry customers which included trucking companies, stone quarries and other support businesses. We also originated loans to businesses and individuals for restaurants, hotels and apartment rentals that were developed and expanded to meet the housing and living needs of the gas workers. Due to our understanding of the industry and its cyclical nature, the loans made for natural gas-related activities were originated in a prudent and cautious manner and were subject to specific policies and procedures for lending to these entities, which included lower loan to value thresholds, shortened amortization periods, and expansion of our monitoring of loan concentrations associated with this activity.

The following table shows the year-end composition of the loan portfolio for the five years ended December 31 (dollars in thousands):
	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate:
Residential	$217,088	19.4	$215,305	19.9	$214,479	21.4	$207,423	25.9	$203,407	29.3
Commercial	342,023	30.7	319,265	29.5	308,084	30.8	252,577	31.6	237,542	34.2
Agricultural	311,464	27.9	284,520	26.3	239,957	24.0	123,624	15.5	57,822	8.3
Construction	15,519	1.4	33,913	3.1	13,502	1.3	25,441	3.2	15,011	2.2
Consumer	9,947	0.9	9,858	0.9	9,944	1.0	11,005	1.4	11,543	1.7
Other commercial loans	69,970	6.3	74,118	6.9	72,013	7.2	58,639	7.3	57,549	8.2
Other agricultural loans	55,112	4.9	42,186	3.9	37,809	3.8	23,388	2.9	13,657	2.0
State & political subdivision loans	94,446	8.5	102,718	9.5	104,737	10.5	97,514	12.2	98,500	14.1
Total loans	1,115,569	100.0	1,081,883	100.0	1,000,525	100.0	799,611	100.0	695,031	100.0
Less allowance for loan losses	13,845		12,884		1,190		8,886		7,106
Net loans	$1,101,724		$1,068,999		$989,335		$790,725		$687,925

	2019/2018		2018/2017
	Change		Change
	Amount	%	Amount	%
Real estate:
Residential	$1,783	0.8	$826	0.4
Commercial	22,758	7.1	11,181	3.6
Agricultural	26,944	9.5	44,563	18.6
Construction	(18,394)	(54.2)	20,411	151.2
Consumer	89	0.9	(86)	(0.9)
Other commercial loans	(4,148)	(5.6)	2,105	2.9
Other agricultural loans	12,926	30.6	4,377	11.6
State & political subdivision loans	(8,272)	(8.1)	(2,019)	(1.9)
Total loans	$33,686	3.1	$81,358	8.1

2019
Total loans grew $33.7 million in 2019 and total $1.12 billion at the end of 2019. During 2019, the Company experienced growth in agricultural real estate loans of $26.9 million, commercial real estate loans of $22.8 million and other agricultural loans of $12.9 million. A portion of the growth in agricultural and commercial loan categories was due to transfers from construction as projects were completed in 2019. The remaining growth was again in our southcentral and central Pennsylvania markets.
Residential real estate loans increased $1.8 million. Demand for non-conforming loans was slightly higher than previous years but remains highly competitive, especially in the north central Pennsylvania market. During 2019, $21.2 million of residential real estate loans were originated for sale on the secondary market, which compares to $19.5 million for 2018.  For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.

2018
Total loans grew $81.4 million in 2018 from $1.00 billion at the end of 2017 to $1.08 billion at the end of 2018. During 2018, the Company experienced growth in agricultural real estate loans of $44.6 million, commercial real estate loans of $11.2 million, other agricultural loans of $4.4 million, other commercial loans of $2.1 million and construction loans of $20.4 million, which will convert primarily to agricultural and commercial real estate upon completion. The growth in agricultural and commercial loan categories was primarily in our southcentral and central Pennsylvania markets and is a result of entering the south central and central Pennsylvania markets with the FNB acquisition and State College branch acquisitions and the hiring of additional agricultural and commercial lenders.

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

The following table shows the maturity of commercial business and agricultural, state and political subdivision loans,  commercial real estate loans, and construction loans as of December 31, 2019, classified according to the sensitivity to changes in interest rates within various time intervals (in thousands).  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Commercial,
	municipal,	Real estate
	agricultural	construction	Total
Maturity of loans:
One year or less	$21,040	$400	$21,440
Over one year through five years	98,245	5,536	103,781
Over five years	753,730	9,583	763,313
Total	$873,015	$15,519	$888,534
Sensitivity of loans to changes in interest
rates - loans due after December 31, 2020:
Fixed interest rate	$91,200	$7,233	$98,433
Floating or adjustable interest rate	760,775	7,886	768,661
Total	$851,975	$15,119	$867,094

Allowance for Loan Losses and Credit Quality Risk
The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the change in the allowance for loan losses and a summary of our non-performing assets for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. All non-accruing troubled debt restructurings (TDRs) are also included the non-accruing loans totals.

	December 31,
	2019	2018	2017	2016	2015
Balance
at beginning of period	$12,884	$11,190	$8,886	$7,106	$6,815
Charge-offs:
Real estate:
Residential	32	118	107	85	66
Commercial	578	66	41	100	84
Agricultural	-	-	30	-	-
Consumer	49	40	130	100	47
Other commercial loans	38	91	-	55	41
Other agricultural loans	60	50	5	-	-
Total loans charged-off	757	365	313	340	238
Recoveries:
Real estate:
Residential	-	69	-	-	-
Commercial	-	3	11	479	14
Agricultural	-	-	-	-	-
Consumer	33	31	49	88	33
Other commercial loans	10	30	16	33	2
Other agricultural loans	-	1	1	-	-
Total loans recovered	43	134	77	600	49

Net loans charged-off (recovered)	714	231	236	(260)	189
Provision charged to expense	1,675	1,925	2,540	1,520	480
Balance at end of year	$13,845	$12,884	$11,190	$8,886	$7,106

Loans outstanding at end of period	$1,115,569	$1,081,883	$1,000,525	$799,611	$695,031
Average loans outstanding, net	$1,102,565	$1,044,250	$883,355	$725,881	$577,992
Non-performing assets:
Non-accruing loans	$11,536	$13,724	$10,171	$11,454	$6,531
Accrual loans - 90 days or more past due	487	68	555	405	623
Total non-performing loans	$12,023	$13,792	$10,726	$11,859	$7,154
Foreclosed assets held for sale	3,404	601	1,119	1,036	1,354
Total non-performing assets	$15,427	$14,393	$11,845	$12,895	$8,508

Troubled debt restructurings (TDR)
Non-accruing TDRs	$6,223	$10,621	$6,798	$6,758	$3,397
Accrual TDRs	7,341	8,333	13,056	6,095	2,243
Total troubled debt restructurings	$13,564	$18,954	$19,854	$12,853	$5,640
Net charge-offs (recoveries) to average loans	0.06%	0.02%	0.03%	(0.04%)	0.03%
Allowance to total loans	1.24%	1.19%	1.12%	1.11%	1.02%
Allowance to total non-performing loans	115.15%	93.42%	104.33%	74.93%	99.33%
Non-performing loans as a percent of loans
net of unearned income	1.08%	1.27%	1.07%	1.48%	1.03%
Non-performing assets as a percent of loans
net of unearned income	1.38%	1.33%	1.18%	1.61%	1.22%

The Company believes it utilizes a disciplined and thorough loan review process based upon its internal loan policy approved by the Company’s Board of Directors.  The purpose of the review is to assess loan quality, analyze delinquencies, identify problem loans, evaluate potential charge-offs and recoveries, and assess general overall economic conditions in the markets served.  An external independent loan review is performed on our commercial portfolio at least semi-annually for the Company.  The external consultant is engaged to 1) review a minimum of 50% (55% for loans in 2016 and 2015) of the dollar volume of the commercial loan portfolio on an annual basis, 2) new loans originated for over $1.0 million in the last year, 3) a majority of borrowers with commitments greater than or equal to $1.0 million,  4) selected loan relationships over $750,000 which are over 30 days past due, or classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate. As part of this review, our underwriting process and loan grading system is evaluated.

Management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate as of December 31, 2019.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, changes in the economies of various segments of our agricultural and commercial portfolios, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.
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
The adequacy of the allowance for loan losses is subject to a formal, quarterly analysis by management of the Company.  In order to better analyze the risks associated with the loan portfolio, the entire portfolio is divided into several categories.  As stated above, loans on non-accrual status are specifically reviewed for impairment and given a specific reserve, if appropriate.  Loans evaluated and not found to be impaired are included with other performing loans, by category, by their respective homogenous pools.  Three year average historical loss factors were calculated for each pool and applied to the performing portion of the loan category for each year presented. The historical loss factors for both reviewed and homogeneous pools are adjusted based upon the following qualitative factors:
•	Level of and trends in delinquencies, impaired/classified loans
◾	Change in volume and severity of past due loans
◾	Volume of non-accrual loans
◾	Volume and severity of classified, adversely or graded loans
•	Level of and trends in charge-offs and recoveries
•	Trends in volume, terms and nature of the loan portfolio
•	Effects of any changes in risk selection and underwriting standards and any other changes in lending and recovery policies, procedures and practices
•	Changes in the quality of the Bank’s loan review system
•	Experience, ability and depth of lending management and other relevant staff
•	National, state, regional and local economic trends and business conditions
◾	General economic conditions
◾	Unemployment rates
◾	Inflation / CPI
◾	Changes in values of underlying collateral for collateral-dependent loans
•	Industry conditions including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses.
•	Existence and effect of any credit concentrations, and changes in the level of such concentrations

•	Any change in the level of board oversight

See also “Note 5 – Loans and Related Allowance for Loan Losses” to the consolidated financial statements.
The allowance for loan losses was $13,845,000 or 1.24% of total loans as of December 31, 2019 as compared to $12,884,000 or 1.19% of loans as of December 31, 2018.  The $961,000 increase is a result of a $1,675,000 provision for loan losses less net charge-offs of $714,000. During 2019, we had two customers that had charge-offs of approximately $200,000 each, and if they were excluded the net charge-off amount would be similar to prior years. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of December 31:
	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$1,114	19.4	$1,105	19.9	$1,049	21.4	$1,064	25.9	$905	29.3
Commercial	4,549	30.7	4,115	29.5	3,867	30.8	3,589	31.6	3,376	34.2
Agricultural	5,022	27.9	4,264	26.3	3,143	24.0	1,494	15.5	409	8.3
Construction	43	1.4	58	3.1	23	1.3	47	3.2	24	2.2
Consumer	112	0.9	120	0.9	124	1.0	122	1.4	102	1.7
Other commercial loans	1,255	6.3	1,354	6.9	1,272	7.2	1,327	7.3	1,183	8.2
Other agricultural loans	961	4.9	752	3.9	492	3.8	312	2.9	122	2.0
State & political subdivision loans	536	8.5	762	9.5	816	10.5	833	12.2	593	14.1
Unallocated	253	N/A	354	N/A	404	N/A	98	N/A	392	N/A
Total allowance for loan losses	$13,845	100.0	$12,884	100.0	$11,190	100.0	$8,886	100.0	$7,106	100.0
As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate loans total 58.6% of the loan portfolio, 69.1% of the allowance is assigned to these portions of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions. Residential real estate loans comprise 19.4% of the loan portfolio as of December 31, 2019 and 8.1% of the allowance is assigned to this segment as generally there are less inherent risks then commercial and agricultural loans.
The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2018 to December 31, 2019 in non-performing loans (in thousands).  Non-performing loans include those accruing loans that are contractually past due 90 days or more and non-accrual loans.  Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.
	December 31, 2019				December 31, 2018
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days	90 Days Past	Non-	Total Non-	30 - 89 Days	90 Days Past	Non-	Total Non-
	Past Due	Due Accruing	accrual	Performing	Past Due	Due Accruing	accrual	Performing
Real estate:
Residential	$933	$2	$962	$964	$1,624	$20	$1,161	$1,181
Commercial	1,225	-	5,080	5,080	1,444	36	5,957	5,993
Agricultural	118	299	2,578	2,877	121	-	3,206	3,206
Consumer	123	2	6	8	37	12	14	26
Other commercial loans	283	184	1,837	2,021	73	-	2,185	2,185
Other agricultural loans	29	-	1,073	1,073	9	-	1,201	1,201
Total nonperforming loans	$2,711	$487	$11,536	$12,023	$3,308	$68	$13,724	$13,792

	Change in Non-Performing Loans
	2019/2018
	Amount	%
Real estate:
Residential	$(217)	(18.4)
Commercial	(913)	(15.2)
Agricultural	(329)	(10.3)
Construction	-	-
Consumer	(18)	(69.2)
Other commercial loans	(164)	(7.5)
Other agricultural loans	(128)	(10.7)
Total nonperforming loans	$(1,769)	(12.8)
The following table shows the distribution of non-performing loans by loan category (in thousands) for the past five years as of December 31:
	Non-Performing Loans
	2019	2018	2017	2016	2015
Real estate:
Residential	$964	$1,181	$1,604	$1,903	$1,402
Commercial	5,080	5,993	5,354	4,445	4,482
Agricultural	2,877	3,206	205	1,340	34
Construction	-	-	133	-	-
Consumer	8	26	49	109	64
Other commercial loans	2,021	2,185	2,669	4,057	1,172
Other agricultural loans	1,073	1,201	712	5	-
State & political subdivision loans	-	-	-	-	-
Total nonperforming loans	12,023	13,792	10,726	11,859	7,154
For the year ended December 31, 2019, we recorded a provision for loan losses of $1,675,000 which compares to $1,925,000 for the same period in 2018, a decrease of $250,000. The decrease is primarily attributable to the decrease in organic loan growth in 2019 compared to the growth in 2018. Non-performing loans decreased $1,769,000 from December 31, 2018 to December 31, 2019 with the decrease being primarily due to three customer relationships, one of which was settled in the first quarter of 2019 and resulted in a $3.1 million increase in OREO, a second relationship that made payments totaling approximately $1.0 million, which were partially offset by  the third relationship of $1.7 million being placed on non-accrual status. At December 31, 2019, approximately 57.4% of the Bank’s non-performing loans are associated with the following three customer relationships:
•
A commercial loan relationship with $2.5 million outstanding, and additional letters of credit of $2.1 million available, secured by undeveloped land, stone quarries and equipment, was on non-accrual status as of December 31, 2019. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer, who provides excavation services and stone for pad construction related to these activities. During 2019, the Company had the underlying equipment collateral appraised. The 2019 appraisal indicated a decrease in collateral values compared to the appraisal ordered for the loan origination and an appraisal performed in 2017, however, the loan is still considered well secured on a loan to value basis. Management determined that no specific reserve was required as of December 31, 2019.

•
An agricultural customer with a total loan relationship of $2.8 million, secured by real estate, equipment and cattle, was on non-accrual status as of December 31, 2019. The customer declared bankruptcy during the fourth quarter of 2018 and developed a workout plan that was approved in the fourth quarter of 2019 and resulted in two monthly payments being made in the fourth quarter. Included within these loans to this customer are $1,022,000 of loans which are subject to Farm Service Agency guarantees. Depressed milk prices have created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices, which is not assured, we will need to rely upon the collateral for repayment of interest and principal. As of December 31, 2019, there was a specific reserve of $268,000 for this relationship.

•
A commercial customer with a loan relationship of $1.7 million, secured by commercial real estate, business assets and vehicles, was on non-accrual status as of December 31, 2019. The business expanded into a new market, which has not grown as originally expected and has created cashflow issues. Management reviewed the collateral and determined that no specific reserve was required as of December 31, 2019.

Management believes that the allowance for loan losses at December 31, 2019 was adequate at that date, which was based on the following factors:
•	Three loan relationships comprise 57.4% of the non-performing loan balance, which has approximately $268,000 of specific reserves as of December 31, 2019.
•	The Company has a history of low charge-offs, and while higher in 2019 than the Bank’s historical average were still only 0.06% of average loans and primarily related to two relationships.

Bank Owned Life Insurance
The Company holds bank owned life insurance policies to offset current and future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of December 31, 2019 and 2018, the cash surrender value of the life insurance was $28.1 million and $27.5 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations.  The amounts recorded as non-interest income totaled $623,000, $622,000 and $660,000 in 2019, 2018 and 2017, respectively. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.
Effective January 1, 2015, the Company restructured its agreements so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under the restructured agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB, provide a fixed dollar benefit for the beneficiarys’ estate, which is dependent on several factors including whether the covered individual was a Director of FNB or an employee of FNB and their salary level. As of December 31, 2019 and 2018, included in other liabilities on the Consolidated Balance sheet is a liability of $684,000 and $648,000, respectively, for the obligation under the split-dollar benefit agreements.

Other Assets
2019
Other assets increased $2.7 million in 2019 to $16.4 million from $13.6 million in 2018. As a result of settling a lawsuit with a bankrupt customer, OREO increased $2.8 million. The deferred tax asset decreased $1.2 million as a result of an increase in unrealized gains on available for sale investments. As a result of the adoption of ASU 2016-02, the Company recorded a right of use asset for facilities leased that was $1.2 million as of December 31, 2019. As a result of an increase in FHLB borrowings and letters of credit, regulatory stock increased $739,000.
2018
Other assets decreased $1.1 million in 2018 to $13.6 million from $14.7 million in 2017. As a result of a decrease in FHLB borrowings, regulatory stock decreased $672,000. As a result of selling several OREO properties, OREO decreased $518,000 during 2018. The deferred tax asset increased $574,000.
Deposits
The following table shows the breakdown of deposits by deposit type (dollars in thousands) at December 31:

	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Non-interest-bearing deposits	$203,793	16.9	$179,971	15.2	$171,840	15.6
NOW accounts	340,273	28.1	336,756	28.4	337,307	30.5
Savings deposits	224,456	18.5	205,334	17.3	184,057	16.7
Money market deposit accounts	169,865	14.0	164,625	13.9	145,287	13.1
Certificates of deposit	272,731	22.5	298,470	25.2	266,452	24.1
Total	$1,211,118	100.0	$1,185,156	100.0	$1,104,943	100.0

	2019/2018		2018/2017
	Change		Change
	Amount	%	Amount	%
Non-interest-bearing deposits	$23,822	13.2	$8,131	4.7
NOW accounts	3,517	1.0	(551)	(0.2)
Savings deposits	19,122	9.3	21,277	11.6
Money market deposit accounts	5,240	3.2	19,338	13.3
Certificates of deposit	(25,739)	(8.6)	32,018	12.0
Total	$25,962	2.2	$80,213	7.3

2019
Total deposits increased $26.0 million in 2019, or 2.2%. The growth in non-interest bearing deposits was driven by new customers in our south central and central Pennsylvania markets.  As a percentage of total deposits, non-interest bearing deposits totaled 16.9% as of the end of 2019, which compares to 15.2% at the end of 2018. In order to manage our overall cost of funds, the Company continues to focus on adding low cost deposits by having several checking products available for retail customers as well as being the primary checking account for commercial customers who also have loans with the Company. The increase in savings deposits is attributable to growth in the central and south central markets and the acquisition of new customers in these markets.
As a result of market conditions, we had $15.0 million of brokered CD’s outstanding as of December 31, 2019 compared to $20.0 million as of December 31, 2018, which accounts for a portion of the decrease in CDs. In addition, we had a municipal customer utilizes maturing CDs to fund an infrastructure project in their community, which resulted in $9.0 million decrease in CD’s. The rates paid on certificates of deposit by the Company remain competitive with rates paid by our competition.
2018
Total deposits increased $80.2 million in 2018, or 7.3%. The increase in savings deposits is attributable to growth in the central and south central markets and the acquisition of new customers. The growth in money markets was due to municipal entities, which included the acquisition of new customers as well as gathering additional deposits from existing customers. As a result of market conditions and to better manage interest rate risk, we issued $20.0 million of brokered certificates of deposit (CDs). In addition to the brokered CD’s, we also obtained a $9.0 million CD relationship with a Trust administrator in our State College office. With the increases in the fed funds rate during 2018, the Bank increased interest rates on both certificates of deposits and certain transactional deposit accounts during 2018.
The growth in non-interest bearing deposits was across all customer types. As a percentage of total deposits, non-interest bearing deposits totaled 15.2% as of the end of 2018, which compares to 15.6% at the end of 2017.

Remaining maturities of certificates of deposit of $100,000 or more are as follows (dollars in thousands) at December 31:

	2019	2018	2017
3 months or less	$10,245	$29,574	$15,118
Over 3 months through 6 months	14,463	10,880	12,461
Over 6 months through 12 months	35,604	26,778	23,775
Over 12 months	80,589	85,719	82,572
Total	$140,901	$152,951	$133,926
As a percent of total
certificates of deposit	51.66%	51.25%	50.26%
Interest expense on certificates of deposit of $100,000 or more amounted to $2,728,000, $2,052,000 and $1,504,000 for the years ended December 31, 2019, 2018, and 2017, respectively.
Deposits by type of depositor are as follows (dollars in thousands) at December 31:
	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Individuals	$664,065	54.8	$666,255	56.2	$651,845	59.0
Businesses and other organizations	306,873	25.3	276,248	23.3	229,425	20.8
State & political subdivisions	240,180	19.9	242,653	20.5	223,673	20.2
Total	$1,211,118	100.0	$1,185,156	100.0	$1,104,943	100.0
Borrowed Funds
2019
Borrowed funds decreased $6.1 million during 2019 as a result of our deposit growth and net income exceeding the loan growth experienced in 2019. The decrease was associated with a decrease of $7.4 million of short term borrowings from the FHLB. We experienced a $6.7 million decrease in repurchase agreements. Term loans totaled $21.5 million and $13.5 million as of December 31, 2019 and 2018, respectively. The change in term loans was due to borrowing $10.0 million on a long-term basis and a $2.0 million maturity in 2019 (see Note 10 of the consolidated financial statements for additional information).  Management continually monitors interest rates in order to minimize interest rate risk in future years and as part of this may extend some of the short term borrowings via term notes. Short term borrowings from the FHLB were $44.5 million as of December 21, 2019 compared to $52.2 million as of December 31, 2018.
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
Other Liabilities
2019
Other liabilities increased slightly to $14.2 million during 2019. The primary driver of the increase was the recording of a right of use liability for the Company’s operating leases during 2019 that totaled $1.2 million as of December 31, 2019 and an increase in employee benefit accruals of $863,000. These increases were offset by a decrease associated with an available for sale security purchase of $1.5 million that did not settle by December 31, 2018 that subsequently settled in 2019.

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
Our Board of Directors determines our cash dividend rate after considering our capital requirements, current and projected net income, and other factors. In 2019 and 2018, the Company paid out 32.40% and 34.08% of net income in cash dividends, respectively.
As of December 31, 2019, the total number of common shares outstanding was 3,525,061. For comparative purposes, outstanding shares for prior periods were adjusted for the June 2019 stock dividend in computing earnings and cash dividends per share as detailed in Note 1 of the consolidated financial statements. During 2019, we purchased 21,551 shares of treasury stock at a weighted average cost of $59.92 per share. The Company awarded 6,371 shares of restricted stock to employees at a weighted average cost per share of $60.02 under an equity incentive plan. The Board of Directors was awarded 1,800 shares at a cost of $60.11 per share under an incentive plan.
There are currently four federal regulatory measures of capital adequacy. The Bank’s ratios meet the regulatory standards for well capitalized for 2019 and 2018, as detailed in Note 15 of the consolidated financial statements.
2019
Stockholders’ equity increased 11.2% in 2019 to $154.8 million.  Excluding accumulated other comprehensive income, which is the after-tax effect of unrealized holding gains and losses on available-for-sale securities and additional pension obligation, stockholders’ equity increased $12.3 million, or 8.6%. This increase is due to net income of $19,490,000, offset by net cash dividends of $6,315,000 and net treasury stock activity of $845,000. All of the Company’s debt investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. Accumulated other comprehensive income increased $3,292,000 from December 31, 2018, primarily as result of the increase in the fair market value of the investment portfolio. Total stockholders’ equity was approximately 10.56% of total assets as of December 31, 2019, compared to 9.73% of total assets as of December 31, 2018.
2018
Stockholders’ equity increased 7.9% in 2018 to $139.2 million.  Excluding accumulated other comprehensive income, , stockholders’ equity increased $10.7 million, or 8.1%. This increase is due to net income of $18,034,000, offset by net cash dividends of $6,116,000 and net treasury stock activity of $1,029,000. All of the Company’s debt investment securities were classified as available-for-sale. Accumulated other comprehensive income decreased $524,000 from December 31, 2017, primarily as result of the decrease in the fair market value of the investment portfolio. Total stockholders’ equity was approximately 9.73% of total assets as of December 31, 2018, compared to 9.47% of total assets as of December 31, 2017.

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
Capital expenditures in 2019 totaled $483,000, which included:
◾	Leasehold improvements and certain equipment for an office opened in 2019 totaling $28,000
◾	Building and ground improvements totaling $90,000
◾	Company vehicle purchased totaling $42,000
◾	Generator totaling $23,000
◾	Computer, network and copier upgrades totaling $300,000
Capital expenditures in 2018 totaled $500,000, which included:
◾	Leasehold improvements and certain equipment for an office to be opened in 2019 totaling $236,000
◾	Building and ground improvements totaling $109,834
◾	Company vehicle purchased totaling $60,000
◾	Generator project totaling $24,000
◾	Computer and copier upgrades totaling $50,000
We expect these expenditures will support our initiatives and will create operating efficiencies, while providing quality customer service.
In addition to the Bank’s cash balances, the Bank achieves additional liquidity primarily from its investment in the FHLB of Pittsburgh and the resulting borrowing capacity obtained through this investment, investments that mature in less than one year and expected principal repayments from mortgage backed securities.  The Bank has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $547.2 million, inclusive of any outstanding amounts, as a source of liquidity.  The Bank also two federal funds line with third party providers in the total amount of $34.0 million as of December 31, 2019, which is unsecured and a borrower in custody agreement was established with the FRB in the amount of $10.9 million, which is collateralized by $26.9 million of municipal loans.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The Bank may not declare a dividend without approval of the FRB, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The FRB, the OCC, the PDB and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At December 31, 2019, the Company (unconsolidated basis) had liquid assets of $7.2 million.
CONTRACTUAL OBLIGATIONS
The Company has various financial obligations, including contractual obligations which may require cash payments. The following table (in thousands)  presents as of December 31, 2019, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the obligations can be found in Notes 9, 10 and 17 to the Consolidated Financial Statements.
	One year	One to	Three to	Over Five
Contractual Obligations	or Less	Three Years	Five Years	Years	Total
Deposits without a stated maturity	$938,387	$-	$-	$-	$938,387
Time deposits	119,834	118,616	29,722	4,559	272,731
FHLB Advances	24,794	-	-	-	24,794
Term borrowings - FHLB	20,000	11,525	10,000	-	41,525
Note Payable	7,500	-	-	-	7,500
Repurchase agreements	11,298	-		-	11,298
Operating leases	279	468	247	291	1,285
Total	$1,122,092	$130,609	$39,969	$4,850	$1,297,520
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
For the year ended December 31, 2019, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
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

At December 31, 2019, the Company had equity securities that represent only 0.3% of our investment portfolio, and therefore equity risk is not significant.
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
The following table shows the cumulative static gap (at amortized cost) for various time intervals (dollars in thousands):
Maturity or Re-pricing of Company Assets and Liabilities as of December 31, 2019
	Within	Four to	One to	Two to	Three to	Over
	Three	Twelve	Two	Three	Five	Five
	Months	Months	Years	Years	Years	Years	Total
Interest-earning assets:
Interest-bearing deposits at banks	$793	$598	$2,982	$7,944	$2,732	$-	$15,049
Investment securities	41,499	29,847	40,188	44,546	49,637	32,090	237,807
Residential mortgage loans	40,932	49,136	49,478	33,784	33,233	10,525	217,088
Construction loans	4,201	5,539	5,779	-	-	-	15,519
Commercial and farm loans	178,919	105,703	165,599	165,726	139,979	22,643	778,569
Loans to state & political subdivisions	21,129	18,357	10,375	2,945	7,732	33,908	94,446
Other loans	3,037	2,134	2,038	1,243	993	502	9,947
Total interest-earning assets	$290,510	$211,314	$276,439	$256,188	$234,306	$99,668	$1,368,425
Interest-bearing liabilities:
NOW accounts	$205,531	$-	$-	$-	$-	$134,742	$340,273
Savings accounts	-	-	-	-	-	224,456	224,456
Money Market accounts	151,940	-	-	-	-	17,925	169,865
Certificates of deposit	37,408	82,426	68,690	49,926	29,722	4,559	272,731
Short-term borrowing	56,092	-	-	-	-	-	56,092
Long-term borrowing	7,500	-	6,800	4,725	10,000	-	29,025
Total interest-bearing liabilities	$458,471	$82,426	$75,490	$54,651	$39,722	$381,682	$1,092,442
Excess interest-earning
assets (liabilities)	$(167,961)	$128,888	$200,949	$201,537	$194,584	$(282,014)
Cumulative interest-earning assets	$290,510	$501,824	$778,263	$1,034,451	$1,268,757	$1,368,425
Cumulative interest-bearing liabilities	458,471	540,897	616,387	671,038	710,760	1,092,442
Cumulative gap	$(167,961)	$(39,073)	$161,876	$363,413	$557,997	$275,983
Cumulative interest rate
sensitivity ratio (1)	0.63	0.93	1.26	1.54	1.79	1.25

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

The Bank currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Bank’s risk exposure.  In this analysis, the Bank examines the results of movements in interest rates with additional assumptions made concerning the timing of interest rate changes, prepayment speeds on mortgage loans and mortgage securities and deposit pricing movements.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of December 31, 2019 (dollars in thousands):
		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-100 Shock	$50,418	$(146)	(0.29)
Base	50,564	-	-
+100 Shock	49,572	(992)	(1.96)
+200 Shock	48,508	(2,056)	(4.07)
+300 Shock	47,389	(3,175)	(6.28)
+400 Shock	46,152	(4,412)	(8.73)
The model makes estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage backed securities, call activity of other investment securities, and deposit selection, re-pricing and maturity structure.  Because of these assumptions, actual results could differ significantly from these estimates which would result in significant differences in the calculated projected change on net interest income. Additionally, the changes above do not necessarily represent the level of change under which management would undertake specific measures to realign its portfolio in order to reduce the projected level of change. The projections above utilize a static balance sheet and do not include any changes that may result from the growth of the Bank. Management has developed policy limits for acceptable changes in net interest income for multiple scenarios, including shock scenarios. As of December 31, 2019, changes in net interest income projected for all scenarios, including the shock scenarios noted above are in line with Bank policy limits for interest rate risk.
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
Goodwill and Other Intangible Assets
As discussed in Note 1 of the consolidated financial statements, the Company performs an evaluation of goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on the fair value of the reporting unit, no impairment of goodwill was recognized in 2019, 2018 or 2017.
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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Citizens Financial Services, Inc.
Consolidated Balance Sheet
	December 31,
(in thousands, except share data)	2019	2018
ASSETS:
Cash and cash equivalents:
Noninterest-bearing	$17,727	$15,327
Interest-bearing	793	1,470
Total cash and cash equivalents	18,520	16,797
Interest bearing time deposits with other banks	14,256	15,498
Equity securities	701	516
Available-for-sale securities	240,706	241,010
Loans held for sale	815	1,127
Loans (net of allowance for loan losses:
2019, $13,845; 2018, $12,884)	1,101,724	1,068,999
Premises and equipment	15,933	16,273
Accrued interest receivable	4,555	4,452
Goodwill	23,296	23,296
Bank owned life insurance	28,128	27,505
Other intangibles	1,346	1,623
Other assets	16,359	13,616
TOTAL ASSETS	$1,466,339	$1,430,712
LIABILITIES:
Deposits:
Noninterest-bearing	$203,793	$179,971
Interest-bearing	1,007,325	1,005,185
Total deposits	1,211,118	1,185,156
Borrowed funds	85,117	91,194
Accrued interest payable	1,088	1,076
Other liabilities	14,242	14,057
TOTAL LIABILITIES	1,311,565	1,291,483
STOCKHOLDERS' EQUITY:
Preferred Stock $1.00 par value; authorized 3,000,000 shares
2019 and 2018; none issued in 2019 or 2018	-	-
Common Stock
$1.00 par value; authorized 25,000,000 shares 2019 and 2018;
issued 3,938,668 and 3,904,212 shares in 2019 and 2018, respectively	3,939	3,904
Additional paid-in capital	55,089	53,099
Retained earnings	110,800	99,727
Accumulated other comprehensive loss	(629)	(3,921)
Treasury stock, at cost:
413,607 and 399,616 shares for 2019 and 2018, respectively	(14,425)	(13,580)
TOTAL STOCKHOLDERS' EQUITY	154,774	139,229
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,466,339	$1,430,712
See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Income
Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$54,911	$50,458	$42,127
Interest-bearing deposits with banks	407	319	186
Investment securities:
Taxable	4,673	3,790	3,095
Nontaxable	1,492	1,744	2,414
Dividends	497	447	271
TOTAL INTEREST AND DIVIDEND INCOME	61,980	56,758	48,093
INTEREST EXPENSE:
Deposits	9,219	6,910	4,625
Borrowed funds	2,821	2,664	1,214
TOTAL INTEREST EXPENSE	12,040	9,574	5,839
NET INTEREST INCOME	49,940	47,184	42,254
Provision for loan losses	1,675	1,925	2,540
NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSSES	48,265	45,259	39,714
NON-INTEREST INCOME:
Service charges	4,687	4,667	4,456
Trust	750	705	755
Brokerage and insurance	1,141	790	635
Equity security gains, net	120	-	-
Available for sale security gains (losses), net	24	(19)	1,035
Gains on loans sold	473	382	578
Earnings on bank owned life insurance	623	622	660
Other	568	588	537
TOTAL NON-INTEREST INCOME	8,386	7,735	8,656
NON-INTEREST EXPENSES:
Salaries and employee benefits	20,456	19,094	17,655
Occupancy	2,174	2,126	1,988
Furniture and equipment	674	536	603
Professional fees	1,423	1,925	1,299
Federal depository insurance	75	417	385
Pennsylvania shares tax	808	835	705
Amortization of intangibles	259	296	297
Merger and acquisition	466	-	165
ORE expenses	376	158	395
Software expenses	948	876	795
Other	5,682	5,294	5,027
TOTAL NON-INTEREST EXPENSES	33,341	31,557	29,314
Income before provision for income taxes	23,310	21,437	19,056
Provision for income taxes	3,820	3,403	6,031
NET INCOME	$19,490	$18,034	$13,025
PER COMMON SHARE DATA:
NET INCOME - BASIC	$5.54	$5.09	$3.67
NET INCOME - DILUTED	$5.53	$5.09	$3.67
CASH DIVIDENDS PER SHARE	$1.78	$1.73	$1.64

Number of shares used in computation - basic	3,520,832	3,539,674	3,550,094
Number of shares used in computation - diluted	3,522,928	3,541,662	3,551,818
See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Changes in Comprehensive Income
Year Ended December 31,

(in thousands)	2019	2018	2017
Net Income	$19,490	$18,034	$13,025

Other Comprehensive income (loss)
Securities available for sale
Unrealized holding gain (loss) during the period	4,155	(913)	(1,283)
Income tax (benefit)	872	(193)	(436)
Subtotal	3,283	(720)	(847)
Reclassification adjustment for (gains) losses
included in income	(24)	19	(1,035)
Income tax (benefit)	(4)	4	(352)
Subtotal	(20)	15	(683)

Change in unrecognized pension costs	36	229	127
Income tax (benefit)	7	48	44
Subtotal	29	181	83

Net other comprehensive income (loss)	3,292	(524)	(1,447)
Comprehensive income	$22,782	$17,510	$11,578

See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Changes in Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
(in thousands, except share data)	Shares	Amount	Capital	Earnings	(Loss)	Stock	Total
Balance, December 31, 2016	3,704,375	$3,704	$42,250	$91,278	$(1,392)	$(12,572)	$123,268

Net income				13,025			13,025
Net other comprehensive income					(1,447)		(1,447)
Stock dividend	165,564	166	8,857	(9,023)			-
Purchase of treasury stock (17,990 shares)						(979)	(979)
Restricted stock, executive and Board of Director awards			(224)			296	72
Restricted stock vesting			206				206
Sale of treasury stock			-			43	43
Forfeited restricted stock			2			(2)	-
Change in other comprehensive income due to change
in the federal tax rate				559	(559)		-
Cash dividend reinvestment paid from treasury stock			17	(680)		663	-
Cash dividends, $1.64 per share				(5,177)			(5,177)
Balance, December 31, 2017	3,869,939	$3,870	$51,108	$89,982	$(3,398)	$(12,551)	$129,011

Net income				18,034			18,034
Net other comprehensive income					(524)		(524)
Stock dividend	34,273	34	2,108	(2,142)			-
Purchase of treasury stock (18,943 shares)						(1,175)	(1,175)
Restricted stock, executive and Board of Director awards			(364)			116	(248)
Restricted stock vesting			247				247
Change in Accounting policy for equity securities				(1)	1		-
Cash dividend reinvestment paid from treasury stock			-	(30)		30	-
Cash dividends, $1.73 per share				(6,116)			(6,116)
Balance, December 31, 2018	3,904,212	$3,904	$53,099	$99,727	$(3,921)	$(13,580)	$139,229

Net income				19,490			19,490
Net other comprehensive income					3,292		3,292
Stock dividend	34,456	35	2,067	(2,102)			-
Purchase of treasury stock (21,551 shares)						(1,291)	(1,291)
Restricted stock, executive and Board of Director awards			(374)			489	115
Restricted stock vesting			254				254
Forfeited restricted stock			43			(43)	-
Cash dividends, $1.78 per share				(6,315)			(6,315)
Balance, December 31, 2019	3,938,668	$3,939	$55,089	$110,800	$(629)	$(14,425)	$154,774

See accompanying notes to consolidated financial statements.

Citizens Financial Services, Inc.
Consolidated Statement of Cash Flows
	Year Ended December 31,
(in thousands)	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$19,490	$18,034	$13,025
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	1,675	1,925	2,540
Depreciation and amortization	498	387	200
Amortization and accretion on investment securities	308	999	1,441
Deferred income taxes	317	(435)	1,448
Investment securities (gains) losses, net	(144)	19	(1,035)
Earnings on bank owned life insurance	(623)	(622)	(660)
Stock awards	369	308	278
Originations of loans held for sale	(21,157)	(19,153)	(25,305)
Proceeds from sales of loans held for sale	21,780	19,696	26,086
Realized gains on loans sold	(473)	(382)	(578)
Increase in accrued interest receivable	(103)	(256)	(34)
Increase in accrued interest payable	12	179	147
Other, net	(182)	787	(1,814)
Net cash provided by operating activities	21,767	21,486	15,739
Cash Flows from Investing Activities:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	10,489	27,149	58,177
Proceeds from maturity and principal repayments of securities	62,625	54,041	60,081
Purchase of securities	(68,963)	(67,899)	(54,003)
Purchase of equity securities	(65)	(425)	-
Proceeds from redemption of Regulatory Stock	10,787	10,209	7,425
Purchase of Regulatory Stock	(11,526)	(9,537)	(8,903)
Net increase in loans	(37,492)	(81,113)	(161,127)
Purchase of interest bearing time deposits	(248)	(6,457)	(7,301)
Proceeds from matured interest bearing time deposits with other banks	1,490	-	744
Proceeds from sale of interest bearing time deposits with other banks	-	1,239	3,243
Purchase of premises, equipment and software	(483)	(500)	(208)
Proceeds from sale of premises and equipment	7	-	-
Proceeds from sale of foreclosed assets held for sale	1,056	942	846
Acquisition, net of cash paid	-	-	(4,399)
Net cash used in investing activities	(32,323)	(72,351)	(105,425)
Cash Flows from Financing Activities:
Net increase in deposits	25,962	80,213	61,560
Proceeds from long-term borrowings	10,000	10	9
Repayments of long-term borrowings	(3,123)	(1,000)	(2,000)
Net (decrease) increase in short-term borrowed funds	(12,954)	(22,480)	36,993
Purchase of treasury stock	(1,291)	(1,175)	(979)
Purchase of restricted stock	-	(307)	-
Reissuance of treasury stock to employee stock purchase plan	-	-	43
Dividends paid	(6,315)	(6,116)	(5,177)
Net cash provided by financing activities	12,279	49,145	90,449
Net increase (decrease) in cash and cash equivalents	1,723	(1,720)	763

Cash and Cash Equivalents at Beginning of Year	16,797	18,517	17,754
Cash and Cash Equivalents at End of Year	$18,520	$16,797	$18,517

Supplemental Disclosures of Cash Flow Information:
Interest paid	$12,028	$9,395	$5,662
Income taxes paid	$3,300	$3,050	$4,550
Non-cash activities:
Stock dividend	$2,102	$2,142	$9,023
Real estate acquired in settlement of loans	$3,836	$393	$911
Investments purchased and not settled included in other liabilities	$-	$1,564	$-
Right of use asset and liability	$1,454	$-	$-

Acquisition of			State College S&T branch
Non-cash assets acquired
Available-for-sale securities	$-	$-	$-
Interest bearing time deposits with other banks	-	-	-
Loans	-	-	39,847
Premises and equipment	-	-	86
Accrued interest receivable	-	-	74
Bank owned life insurance	-	-	-
Intangibles	-	-	145
Deferred tas asset	-	-	-
Other assets	-	-	-
Goodwill	-	-	2,207
	-	-	42,359

Liabilities assumed
Noninterest-bearing deposits	-	-	37,880
Interest-bearing deposits	-	-	-
Accrued interest payable	-	-	29
Other liabilities	-	-	51
	-	-	37,960
Net non-cash liabilities acquired	-	-	4,399
Cash and cash equivalents acquired	$-	$-	$154

See accompanying notes to consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Organization
Citizens Financial Services, Inc. (individually and collectively, the “Company”) is headquartered in Mansfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, First Citizens Community  Bank (the “Bank”), and its wholly owned subsidiaries, First Citizens Insurance Agency, Inc. (“First Citizens Insurance”) and 1st Realty of PA, LLC (“Realty”). Realty was formed in March of 2019 to manage and sell properties acquired by the Bank in the settlement of a bankruptcy filing with a commercial customer.  On December 11, 2015, the Company completed its acquisition of The First National Bank of Fredericksburg (FNB).  On December 8, 2017, the Bank completed its acquisition of the S&T Bank branch in State College (State College). As of December 31, 2019, the Bank operates twenty seven full-service banking branches in Potter, Tioga, Bradford, Clinton, Lebanon, Lancaster, Berks, Schuylkill and Centre counties, Pennsylvania and Allegany County, New York, and a limited branch office in Union county, Pennsylvania. The Bank also provides trust services, including the administration of trusts and estates, retirement plans, and other employee benefit plans, along with a brokerage division that provides a comprehensive menu of investment services. The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services.  The Company and Bank are supervised by the Board of Governors of the Federal Reserve System, while the Bank is subject to additional regulation and supervision by the Pennsylvania Department of Banking.
A summary of significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:
Basis of Presentation
The financial statements are consolidated to include the accounts of the Company and its subsidiary, First Citizens Community Bank, and its subsidiaries, First Citizens Insurance Agency, Inc. and 1st Realty of PA, LLC.  These statements have been prepared in accordance with U.S. generally accepted accounting principles.  All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.
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
Investment Securities
Investment securities at the time of purchase are classified as one of the three following types:
Held-to-Maturity Securities - Includes securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. The Company had no held-to-maturity securities as of December 31, 2019 and 2018.
Trading Securities - Includes debt and equity securities bought and held principally for the purpose of selling them in the near term. Such securities are reported at fair value with unrealized holding gains and losses included in earnings. The Company had no trading securities as of December 31, 2019 and 2018.
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

Equity Securities – For 2019 and 2018, this category includes common stocks of public companies that the Company has the positive intent and ability to hold for an indeterminate amount of time. Such securities are reported at fair value with unrealized holding gains and losses included in earnings.
Restricted Stock - Common stock of the Federal Reserve Bank, Federal Home Loan Bank of Pittsburgh (FHLB) and correspondent banks represent ownership in institutions which are wholly owned by other financial institutions. These restricted equity securities are accounted for at cost and are classified as other assets.
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
Allowance for Loan Losses
The allowance for loan losses represents the amount which management estimates is adequate to provide for probable losses inherent in the Company’s loan portfolio. The allowance method is used in providing for loan losses. Accordingly, all loan losses are charged to the allowance and all recoveries are credited to it. The allowance for loan losses is established through a provision for loan losses which is charged to operations. The provision is based upon management’s periodic evaluation of individual loans, the overall risk characteristics of the various portfolio segments, past experience with losses, the impact of economic conditions on borrowers, and other relevant factors. The estimates used in determining the adequacy of the allowance for loan losses are particularly susceptible to significant change in the near term.
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
The Company allocates the allowance based on the factors described below, which conform to the Company’s loan classification policy. In reviewing risk within the loan portfolio, management has determined there to be several different risk categories within the loan portfolio. The allowance for loan losses consists of amounts applicable to: (i) residential real estate loans; (ii) commercial real estate (iii) agricultural real estate loans; (iv) construction; (v) consumer loans; (vi) other commercial loans (vii) other agricultural loans and (viii) state and political subdivision loans. Factors considered in this process include general loan terms, collateral, and availability of historical data to support the analysis. Historical loss percentages for each risk category are calculated and used as the basis for calculating allowance allocations. Certain qualitative factors are evaluated to determine additional inherent risks in the loan portfolio, which are not necessarily reflected in the historical loss percentages. These factors are then added to the historical allocation percentage to get the adjusted factor to be applied to non classified loans. The following qualitative factors are analyzed:
•	Level of and trends in delinquencies, impaired/classified loans
◾	Change in volume and severity of past due loans
◾	Volume of non-accrual loans
◾	Volume and severity of classified, adversely or graded loans
•	Level of and trends in charge-offs and recoveries
•	Trends in volume, terms and nature of the loan portfolio
•	Effects of any changes in risk selection and underwriting standards and any other changes in lending and recovery policies, procedures and practices
•	Changes in the quality of the Bank’s loan review system
•	Experience, ability and depth of lending management and other relevant staff
•	National, state, regional and local economic trends and business conditions
◾	General economic conditions
◾	Unemployment rates
◾	Inflation / CPI
◾	Changes in values of underlying collateral for collateral-dependent loans
•	Industry conditions including the effects of external factors such as competition, legal, and regulatory requirements on the level of estimated credit losses.
•	Existence and effect of any credit concentrations, and changes in the level of such concentrations
•	Any change in the level of board oversight
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

Purchased Credit Impaired Loans
The Company purchased loans in connection with its acquisition of FNB in 2015 and its acquisition of the State College branch in 2017, some of which showed evidence of credit deterioration as of the acquisition since origination. These purchased credit impaired (“PCI”) loans were recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Over the life of the loan, expected cash flows continue to be estimated. If this subsequent estimate indicated that the present value of expected cash flows is less than the carrying amount, a charge to the allowance for loan loss is made through a provision. If the estimate indicates that the present value of the expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.
Such PCI loans are accounted for individually, and the Company estimates the amount and timing of expected cash flows for each loan. The expected cash flows in excess of the amount paid is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not amortized over the remaining life of the loan (nonaccretable difference).
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
The Company has operating leases for several branch locations. Generally, the underlying lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company may also lease certain office equipment under operating leases. Many of our leases include both lease (e.g., minimum rent payments) and non-lease components (e.g., common-area or other maintenance costs). The Company accounts for each component separately based on the standalone price of each component. In addition, there are several operating leases with lease terms of less than one year and therefore, we have elected the practical expedient to exclude these short-term leases from our right of use (ROU) assets and lease liabilities.

Most leases include one or more options to renew. The exercise of lease renewal options is typically at the sole discretion of management and is based on whether the extension options are reasonably certain to be exercised after giving proper consideration to all facts and circumstances of the lease. If management determines that the Company is reasonably certain to exercise the extension option(s), the additional term is included in the calculation of the lease liability.
As most of our leases do not provide an implicit rate, we use the fully collateralized FHLB borrowing rate, commensurate with the lease terms based on the information available at the lease commencement date in determining the present value of the lease payments
Intangible Assets
Intangible assets, other than goodwill, include core deposit intangibles, covenants not to compete and mortgage servicing rights (MSRs). Core deposit intangibles are a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases. Covenants not to compete are payments made to former employees as compensation for agreeing not to work for competitors. The core deposit intangibles are being amortized over 10 years using the sum-of-the-years digits method of amortization, while the covenant not to compete was amortized over four years on a straight line basis.
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
Goodwill
The Company utilizes a two-step process for testing the impairment of goodwill on at least an annual basis.  This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts.  The Company may also perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on the fair value of the reporting unit, no impairment of goodwill was recognized in 2019, 2018 or 2017.
Bank Owned Life Insurance
The Company has purchased life insurance policies on certain employees. Prior to January 1, 2015, the Company was the owner and sole beneficiary of the policies. Effective January 1, 2015, the insurance policies were restructured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these restructured agreements, the Bank receives the cash surrender value of the policy plus 50% of the benefit in excess of the cash surrender value and the remaining amount of the payout will be given to the beneficiary of the policy. Additionally, as a result of the acquisition of FNB, the Company acquired life insurance policies on former FNB employees and directors. The policies obtained as part of the acquisition provide a fixed dollar benefit to the former employee or director beneficiaries, whether or not the insured person is affiliated with the Company at the time of his or her death. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized.  Increases in the cash surrender value are recognized as other non-interest income.  The obligation of $684,000 and $648,000 under split-dollar benefit agreements to former employees and directors or their beneficiaries have been recognized as liabilities on the consolidated balance sheet.at December 31, 2019 and 2018. The expenses associated with the split dollar benefit were $36,000, $69,000 and $10,000 for 2019,  2018 and 2017, respectively.

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
Employee Benefit Plans
The Company has noncontributory defined benefit pension plans covering employees hired before January 1, 2007 and employees acquired as part of the FNB acquisition. It is the Company’s policy to fund pension costs on a current basis to the extent deductible under existing tax regulations. Such contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. The plan acquired as part of the FNB acquisition was terminated in 2019.
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

Advertising Costs
Advertising costs are generally expensed as incurred and amounted to $466,000, $361,000 and $343,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
Comprehensive Income Loss
The Company is required to present comprehensive income in a full set of general purpose financial statements for all periods presented. Other comprehensive income loss is comprised of unrealized holding gains (losses) on the available-for-sale securities portfolio and unrecognized pension costs.
Recent Accounting Pronouncements - Adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  A short-term lease is defined as one in which (a) the lease term is 12 months or less and (b) there is not an option to purchase the underlying asset that the lessee is reasonably certain to exercise.  For short-term leases, lessees may elect to recognize lease payments over the lease term on a straight-line basis. ASU 2016-02 was effective for the Company on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) - Targeted Improvements,” which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. Upon adoption of ASU 2016-02, ASU 2018-11 and ASU 2018-20 on January 1, 2019, we recognized a right-of-use asset and a related lease liability totaling $1,454,000 each. We elected to apply certain practical expedients provided under ASU 2016-02 whereby we did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also elected not to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). We account for lease and non-lease components separately because such amounts are readily determinable under our lease contracts. We utilized the modified-retrospective transition approach prescribed by ASU 2018-11. Certain of the Company’s leases contain options to renew the lease after the initial term. Management considers the Company’s historical pattern of exercising renewal options on leases and the positive performance of the leased locations, when determining whether it is reasonably certain that the leases will be renewed. If management concludes that there is reasonable certainty about the renewal it is included in the calculation of the remaining term of each applicable lease. The discount rate utilized in calculating the present value of the remaining lease payments for each lease was the Federal Home Loan Bank of Pittsburgh advance rate corresponding to the remaining maturity of the lease as of January 1, 2019. We have included additional disclosures in Note 17 of the “Notes to Consolidated Financial Statements.
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

Recent Accounting Pronouncements – Not yet effective
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which changes the impairment model for most financial assets. This Update is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The underlying premise of the Update is that financial assets measured at amortized cost should be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The allowance for credit losses should reflect management’s current estimate of credit losses that are expected to occur over the remaining life of a financial asset.  The income statement will be effected for the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period. ASU 2016-13 is effective for annual and interim periods beginning after December 15, 2019, and early adoption is permitted for annual and interim periods beginning after December 15, 2018. With certain exceptions, transition to the new requirements will be through a cumulative effect adjustment to opening retained earnings as of the beginning of the first reporting period in which the guidance is adopted.  In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. In that regard, we have formed a cross-functional working group. The working group is comprised of individuals from various functional areas including credit, loan origination and finance. We are currently working through our implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development and documentation; and system configuration, among other things. We are also in the process of implementing a third-party vendor solution to assist us in the application of the ASU 2016-13. The adoption of the ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan portfolio as well as the prevailing economic conditions and forecasts as of the adoption date.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the FASB eliminated Step 2 from the goodwill impairment test.  In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  Instead, under the amendments in this Update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting units fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), which deferred the effective date for ASC 350, Intangibles – Goodwill and Other, for smaller reporting companies to fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s consolidated financial statements.

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
In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which affects a variety of topics in the Codification and applies to all reporting entities within the scope of the affected accounting guidance. Topic 326, Financial Instruments – Credit Losses amendments are effective for SEC registrants for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other public business entities, the effective date is for fiscal years beginning after December 15, 2020, and for all other entities, the effective date is for fiscal years beginning after December 15, 2021.  Topic 815, Derivatives and Hedging amendments are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. For entities that have adopted the amendments in Update 2017-12, the effective date is as of the beginning of the first annual period beginning after the issuance of this Update. Topic 825, Financial Instruments amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years. In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Furthermore, the ASU provides a one-year deferral of the effective dates of the ASUs on derivatives and hedging for companies that are not public business entities. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses, Topic 326, which allows entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost upon adoption of the new credit losses standard. To be eligible for the transition election, the existing financial asset must otherwise be both within the scope of the new credit losses standard and eligible for the applying the fair value option in ASC 825-10.3. The election must be applied on an instrument-by-instrument basis and is not available for either available-for-sale or held-to-maturity debt securities. For entities that elect the fair value option, the difference between the carrying amount and the fair value of the financial asset would be recognized through a cumulative-effect adjustment to opening retained earnings as of the date an entity adopted ASU 2016-13. Changes in fair value of that financial asset would subsequently be reported in current earnings. For entities that have not yet adopted ASU 2016-13, the effective dates and transition requirements are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted.  In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective date of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company qualifies as a smaller reporting company and does not expect to early adopt ASU 2016-13.
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
In November 2019, the FASB issued ASU 2019-10, Financial Instruments ‒ Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). The Update defers the effective dates of ASU 2016-13 for SEC filers that are eligible to be smaller reporting companies, non-SEC filers, and all other companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This Update also amends the mandatory effective date for the elimination of Step 2 from the goodwill impairment test under ASU No. 2017-04, Intangibles ‒ Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (Goodwill), to align with those used for credit losses. Furthermore, the ASU provides a one-year deferral of the effective dates of the ASUs on derivatives and hedging and leases for companies that are not public business entities. The Company qualifies as a smaller reporting company and does not expect to early adopt these ASUs.
In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, to clarify its new credit impairment guidance in ASC 326, based on implementation issues raised by stakeholders. This Update clarified, among other things, that expected recoveries are to be included in the allowance for credit losses for these financial assets; an accounting policy election can be made to adjust the effective interest rate for existing troubled debt restructurings based on the prepayment assumptions instead of the prepayment assumptions applicable immediately prior to the restructuring event; and extends the practical expedient to exclude accrued interest receivable from all additional relevant disclosures involving amortized cost basis. The effective dates in this Update are the same as those applicable for ASU 2019-10. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), to simplify the accounting for income taxes, change the accounting for certain tax transactions, and make minor improvements to the codification. This Update provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The Update also changes current guidance for making an intraperiod allocation, if there is a loss in continuing operations and gains outside of continuing operations; determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting; accounting for tax law changes and year-to-date losses in interim periods; and determining how to apply the income tax guidance to franchise taxes that are partially based on income. For public business entities, the amendments in this Update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In January 2020, the FASB issued ASU 2020-1, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), to clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments also clarify that, for the purpose of applying paragraph 815-10-15-141(a) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option, in accordance with the financial instruments guidance in Topic 825. An entity also would evaluate the remaining characteristics in paragraph 815-10-15-141 to determine the accounting for those forward contracts and purchased options. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.
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
Trust Assets and Income
Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such assets are not assets of the Company.
Earnings Per Share
The following table sets forth the computation of earnings per share.  Earnings per share calculations give retroactive effect to stock dividends declared by the Company.

	2019	2018	2017
Basic earnings per share computation:
Net income applicable to common stock	$19,490,000	$18,034,000	$13,025,000
Weighted average common shares outstanding	3,520,832	3,539,674	3,550,094
Earnings per share - basic	$5.54	$5.09	$3.67

Diluted earnings per share computation:
Net income applicable to common stock	$19,490,000	$18,034,000	$13,025,000

Weighted average common shares outstanding for basic earnings per share	3,520,832	3,539,674	3,550,094
Add: Dilutive effects of restricted stock	2,096	1,988	1,724
Weighted average common shares outstanding for dilutive earnings per share	3,522,928	3,541,662	3,551,818
Earnings per share - dilutive	$5.53	$5.09	$3.67
Nonvested shares of restricted stock totaling 3,576, 3,201 and 3,403 were outstanding during 2019, 2018 and 2017, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. These anti-dilutive shares had per share prices ranging from $52.44-$62.93, $47.81-$61.04 and $46.69-$53.15 for 2019, 2018 and 2017, respectively.
Reclassification
Certain of the prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on net income or stockholders’ equity.
2. REVENUE RECOGNITION
Under ASC Topic 606, management determined that the primary sources of revenue emanating from interest and dividend income on loans and investments along with noninterest revenue resulting from investment security gains, loan servicing, gains on loans sold and earnings on bank owned life insurances are not within the scope of this topic. The main types of noninterest income within the scope of the standard are as follows:
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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the years ended December 31, 2019 and 2018 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time.
Revenue stream
Service charges on deposit accounts	2019	2018
Overdraft fees	$1,536	$1,551
Statement fees	206	206
Interchange revenue	2,294	2,259
ATM income	392	400
Other service charges	259	251
Total Service Charges	4,687	4,667
Trust	750	705
Brokerage and insurance	1,141	790
Other	348	350
Total	$6,926	$6,512
3. RESTRICTIONS ON CASH AND DUE FROM BANKS
The Bank is required to maintain reserves, in the form of cash balances with the Federal Reserve Bank, against its deposit liabilities.  The amount of such reserves was $3,054,000 and $2,751,000 at December 31, 2019 and 2018, respectively.
Non-retirement account deposits with one financial institution are insured up to $250,000. At times, the Company maintains cash and cash equivalents with other financial institutions in excess of the insured amount.
4. INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses, and fair value of investment securities at December 31, 2019 and 2018 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. Agency securities	$83,410	$1,523	$(70)	$84,863
U.S. Treasuries	27,394	267	-	27,661
Obligations of state and
political subdivisions	60,667	865	(77)	61,455
Corporate obligations	3,250	78	-	3,328
Mortgage-backed securities in
government sponsored entities	63,086	468	(155)	63,399
Total available-for-sale securities	$237,807	$3,201	$(302)	$240,706

December 31, 2018
Available-for-sale securities:
U.S. Agency securities	$106,516	$509	$(640)	$106,385
U.S. Treasuries	33,813	-	(455)	33,358
Obligations of state and
political subdivisions	52,074	150	(177)	52,047
Corporate obligations	3,000	34	-	3,034
Mortgage-backed securities in
government sponsored entities	46,839	59	(712)	46,186
Total available-for-sale securities	$242,242	$752	$(1,984)	$241,010
The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at December 31, 2019 and 2018 (in thousands).  As of December 31, 2019, the Company owned 46 securities each of  whose fair value was less than its cost basis.
	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2019	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$14,587	$(63)	$13,094	$(7)	$27,681	$(70)
U.S. Treasuries	-	-	-	-	-	-
Obligations of states and
political subdivisions	7,508	(75)	1,507	(2)	9,015	(77)
Corporate obligations	-	-	-	-	-	-
Mortgage-backed securities in
government sponsored entities	27,737	(97)	9,559	(58)	37,296	(155)
Total securities	$49,832	$(235)	$24,160	$(67)	$73,992	$(302)

2018
U.S. agency securities	$5,981	$(5)	$52,673	$(635)	$58,654	$(640)
U.S. Treasuries	4,948	(31)	28,410	(424)	33,358	(455)
Obligations of states and
political subdivisions	8,979	(22)	12,441	(155)	21,420	(177)
Corporate obligations	-	-	-	-	-	-
Mortgage-backed securities in
government sponsored entities	5,272	(18)	32,570	(694)	37,842	(712)
Total securities	$25,180	$(76)	$126,094	$(1,908)	$151,274	$(1,984)

As of December 31, 2019, the Company’s investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, obligations of states and political subdivisions and  mortgage backed securities in government sponsored entities. For fixed maturity available for sale investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. As of December 31, 2019 and 2018, the Company had concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.
Proceeds from sales of securities available-for-sale during 2019, 2018 and 2017 were $10,489,000, $27,149,000 and  $58,177,000, respectively. The gross gains realized during 2019 consisted of $1,000 and $24,000 from the sales of two agency securities and four treasury securities, respectively. The gross losses realized during 2019 consisted of $1,000 from the sale of one agency security. The gross gains realized during 2018 consisted of $160,000 from the sale of fourteen municipal securities. The gross losses realized during 2018 consisted of $179,000 from the sale of seven agency securities. The gross gains realized during 2017 consisted of $23,000, $20,000, $13,000 and $1,149,000 from the sales of ten agency securities, one mortgage backed security, thirteen interest bearing time deposits with other banks and five equity security positions, respectively. The gross losses realized during 2017 consisted of $170,000 from the sale of fourteen agency securities. Gross gains and gross losses were realized as follows on available for sale securities (in thousands):
	2019	2018	2017
Gross gains	$25	$160	$1,205
Gross losses	(1)	(179)	(170)
Net (losses) gains	$24	$(19)	$1,035
The following table presents the net gains on the Company’s equity investments recognized in earnings during 2019 and 2018 and the portion of unrealized gains for the period that relates to equity investments held at December 31, 2019 and 2018 (in thousands):
Equity Securities	2019	2018
Net gains recognized in equity securities during the period	$120	$-
Less: Net gains realized on the sale of equity securities during the period	-	-
Net unrealized gains	$120	$-
Investment securities with an approximate carrying value of $209,096,000 and $221,191,000 at December 31, 2019 and 2018, respectively, were pledged to secure public funds and certain other deposits as provided by law and certain borrowing arrangements of the Company.
Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of debt securities at December 31, 2019, by contractual maturity are shown below (in thousands). Municipal securities that have been refunded and will therefore pay-off on the call date are reflected in the table below utilizing the call date as the date of repayment as payment is guaranteed on that day:

	Amortized
	Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$24,612	$24,626
Due after one year through five years	79,537	81,217
Due after five years through ten years	42,306	42,728
Due after ten years	91,352	92,135
Total	$237,807	$240,706
5. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES
The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout north central, central and south central Pennsylvania and southern New York.  Although the Company had a diversified loan portfolio at December 31, 2019 and 2018, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio, as well as how those segments are analyzed within the allowance for loan losses as of December 31, 2019 and 2018 (in thousands):
2019	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$217,088	$1,166	$23	$215,899
Commercial	342,023	11,537	1,210	329,276
Agricultural	311,464	3,782	-	307,682
Construction	15,519	-	-	15,519
Consumer	9,947	4	-	9,943
Other commercial loans	69,970	1,902	49	68,019
Other agricultural loans	55,112	1,281	-	53,831
State and political subdivision loans	94,446	-	-	94,446
Total	1,115,569	19,672	1,282	1,094,615
Allowance for loan losses	13,845	735	-	13,110
Net loans	$1,101,724	$18,937	$1,282	$1,081,505

2018	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$215,305	$890	$28	$214,387
Commercial	319,265	13,327	1,321	304,617
Agricultural	284,520	5,592	-	278,928
Construction	33,913	-	-	33,913
Consumer	9,858	-	-	9,858
Other commercial loans	74,118	2,206	510	71,402
Other agricultural loans	42,186	1,435	-	40,751
State and political subdivision loans	102,718	-	-	102,718
Total	1,081,883	23,450	1,859	1,056,574
Allowance for loan losses	12,884	676	-	12,208
Net loans	$1,068,999	$22,774	$1,859	$1,044,366

As of December 31, 2019 and 2018, net unamortized loan fees and costs of $937,000 and $918,000, respectively, were included in the carrying value of loans. Purchased loans acquired in connection with the FNB acquisition and the State College branch acquisition were recorded at fair value on their purchase date without a carryover of the related allowance for loan losses.
Upon acquisition, the Company evaluated whether an acquired loan was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. PCI loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The fair value of PCI loans, on the acquisition date, was determined, primarily based on the fair value of the loans’ collateral. The carrying value of PCI loans was $1,282,000 and $1,859,000 at December 31, 2019 and 2018, respectively. The carrying value of the PCI loans was determined by projected discounted contractual cash flows.

Changes in the accretable discount for PCI loans were as follows for the years ended December 31, 2019 and 2018 (in thousands):
	December 31, 2019	December 31, 2018
Balance at beginning of period	$104	$106
Accretion	(15)	(95)
Reclassification of non-accretable discount	-	93
Balance at end of period	$89	$104
The following table presents additional information regarding PCI loans (in thousands):
	December 31, 2019	December 31, 2018
Outstanding balance	$4,072	$4,529
Carrying amount	1,282	1,859
Real estate loans serviced for Freddie Mac, Fannie Mae and the FHLB, which are not included in the Consolidated Balance Sheet, totaled $148,889,000 and $147,072,000 at December 31, 2019 and 2018, respectively. Loans sold to Freddie Mac and Fannie Mae were sold without recourse and total $127,402,000 and $122,219,000 at December 31, 2019 and 2018, respectively. Additionally, the Bank acquired a portfolio of loans sold to the FHLB during the acquisition of FNB, which were sold under the Mortgage Partnership Finance Program ("MPF"). The Bank was not an active participant in the MPF program in 2019 or 2018. The MPF portfolio balance was $21,487,000 and $24,853,000 at December 31, 2019 and 2018, respectively. The FHLB maintains a first-loss position for the MPF portfolio that totals $143,000. Should the FHLB exhaust its first-loss position, recourse to the Bank's credit enhancement would be up to the next $764,000 of losses. The Bank did not experience any losses for the MPF portfolio during 2019, 2018 or 2017.
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
The following table includes the recorded investment and unpaid principal balances for impaired loans by class, with the associated allowance amount as of December 31, 2019 and 2018, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
2019	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$1,212	$794	$223	$1,017	$20
Home Equity	170	83	66	149	12
Commercial	12,070	10,723	814	11,537	251
Agricultural	3,900	1,580	2,202	3,782	151
Consumer	4	4	-	4	-
Other commercial loans	2,517	1,555	347	1,902	147
Other agricultural loans	1,347	126	1,155	1,281	154
Total	$21,220	$14,865	$4,807	$19,672	$735

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
2018	Principal	With No	With	Recorded	Related
Real estate loans:	Balance	Allowance	Allowance	Investment	Allowance
Mortgages	$932	$515	$288	$803	$10
Home Equity	106	12	75	87	14
Commercial	16,326	11,933	1,394	13,327	216
Agricultural	5,598	2,386	3,206	5,592	84
Other commercial loans	2,711	1,836	370	2,206	193
Other agricultural loans	1,487	120	1,315	1,435	159
Total	$27,160	$16,802	$6,648	$23,450	$676
The following table includes the average investment in impaired loans and the income recognized on impaired loans for 2019, 2018 and 2017 (in thousands):
			Interest
	Average	Interest	Income
	Recorded	Income	Recognized
2019	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$1,062	$16	$-
Home Equity	119	6	-
Commercial	11,756	453	24
Agricultural	4,899	78	-
Consumer	2	-	-
Other commercial loans	2,056	1	-
Other agricultural loans	1,400	4	-
Total	$21,294	$558	$24

2018
Real estate loans:
Mortgages	$944	$13	$-
Home Equity	95	4	-
Commercial	13,907	506	20
Agricultural	4,736	151	-
Consumer	1	-	-
Other commercial loans	3,659	89	-
Other agricultural loans	1,401	23	-
Total	$24,743	$786	$20

			Interest
	Average	Interest	Income
	Recorded	Income	Recognized
2017	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$900	$13	$-
Home Equity	67	4	-
Commercial	11,567	385	7
Agricultural	3,574	131	-
Consumer	3	-	-
Other commercial loans	4,790	152	52
Other agricultural loans	1,491	65	-
Total	$22,392	$750	$59
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
The following tables represent credit exposures by internally assigned grades as of December 31, 2019 and 2018 (in thousands):

2019	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$329,831	$4,305	$7,848	$39	$-	$342,023
Agricultural	287,044	14,261	10,159	-	-	311,464
Construction	15,519	-	-	-	-	15,519
Other commercial loans	66,880	984	2,042	64	-	69,970
Other agricultural loans	51,711	1,077	2,324	-	-	55,112
State and political
subdivision loans	93,993	-	453	-	-	94,446
Total	$844,978	$20,627	$22,826	$103	$-	$888,534

2018	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$297,690	$10,792	$10,743	$40	$-	$319,265
Agricultural	264,732	10,017	9,771	-	-	284,520
Construction	33,913	-	-	-	-	33,913
Other commercial loans	70,425	777	2,800	116	-	74,118
Other agricultural loans	38,628	1,724	1,834	-	-	42,186
State and political
subdivision loans	92,666	9,481	571	-	-	102,718
Total	$798,054	$32,791	$25,719	$156	$-	$856,720
For residential real estate mortgages, home equities and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below and all loans past due 90 or more days. The following table presents the recorded investment in those loan classes based on payment activity as of December 31, 2019 and 2018 (in thousands):
2019	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$156,151	$904	$23	$157,078
Home Equity	59,950	60	-	60,010
Consumer	9,939	8	-	9,947
Total	$226,040	$972	$23	$227,035

2018	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$155,360	$1,099	$28	$156,487
Home Equity	58,736	82	-	58,818
Consumer	9,832	26	-	9,858
Total	$223,928	$1,207	$28	$225,163
Aging Analysis of Past Due Loans by Class
Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loans as of December 31, 2019 and 2018 (in thousands):

								90 Days
	30-59 Days	60-89 Days	90 Days	Total Past			Total Financing	Past due
2019	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	and Accruing
Real estate loans:
Mortgages	$581	$57	$319	$957	$156,098	$23	$157,078	$1
Home Equity	334	11	56	401	59,609	-	60,010	1
Commercial	750	573	3,720	5,043	335,770	1,210	342,023	-
Agricultural	118	-	785	903	310,561	-	311,464	299
Construction	-	-	-	-	15,519	-	15,519	-
Consumer	113	10	8	131	9,816	-	9,947	2
Other commercial loans	217	71	1,946	2,234	67,687	49	69,970	184
Other agricultural loans	29	32	-	61	55,051	-	55,112	-
State and political
subdivision loans	-	-	-	-	94,446	-	94,446	-
Total	$2,142	$754	$6,834	$9,730	$1,104,557	$1,282	$1,115,569	$487

Loans considered non-accrual	$90	$95	$6,347	$6,532	$5,004	$-	$11,536
Loans still accruing	2,052	659	487	3,198	1,099,553	1,282	1,104,033
Total	$2,142	$754	$6,834	$9,730	$1,104,557	$1,282	$1,115,569

	30-59 Days	60-89 Days	90 Days	Total Past			Total Financing	90 Days Past Due
2018	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	And Accruing
Real estate loans:
Mortgages	$483	$789	$686	$1,958	$154,501	$28	$156,487	$20
Home Equity	257	108	63	428	58,390	-	58,818	-
Commercial	999	631	4,706	6,336	311,608	1,321	319,265	36
Agricultural	121	-	3,184	3,305	281,215	-	284,520	-
Construction	-	-	-	-	33,913	-	33,913	-
Consumer	37	14	12	63	9,795	-	9,858	12
Other commercial loans	141	53	2,061	2,255	71,353	510	74,118	-
Other agricultural loans	-	-	1,201	1,201	40,985	-	42,186	-
State and political
subdivision loans	-	-	-	-	102,718	-	102,718	-
Total	$2,038	$1,595	$11,913	$15,546	$1,064,478	$1,859	$1,081,883	$68

Loans considered non-accrual	$72	$253	$11,845	$12,170	$1,554	$-	$13,724
Loans still accruing	1,966	1,342	68	3,376	1,062,924	1,859	1,068,159
Total	$2,038	$1,595	$11,913	$15,546	$1,064,478	$1,859	$1,081,883
Nonaccrual Loans
Loans are considered for nonaccrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans or if full payment of principal and interest is not expected.
The following table reflects the loans on nonaccrual status as of December 31, 2019 and 2018, respectively. The balances are presented by class of loan (in thousands):

	2019	2018
Real estate loans:
Mortgages	$903	$1,079
Home Equity	59	82
Commercial	5,080	5,957
Agricultural	2,578	3,206
Consumer	6	14
Other commercial loans	1,837	2,185
Other agricultural loans	1,073	1,201
	$11,536	$13,724
Interest income on loans would have increased by approximately $647,000, $961,000 and $709,000 during 2019. 2018 and 2017, respectively, if these loans had performed in accordance with their terms.
Troubled Debt Restructurings (TDRs)
In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. Management strives to identify borrowers in financial difficulty early and work with them to modify more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company’s investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower’s ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  Based on this evaluation management would no longer consider a loan to be a TDR when the relevant facts support such a conclusion. As of December 31, 2019, 2018 and 2017, included within the allowance for loan losses are reserves of $345,000, $255,000 and $41,000, respectively, that are associated with loans modified as TDRs.
Loan modifications that are considered TDRs completed during the years ended December 31, 2019, 2018 and 2017 were as follows (dollars in thousands):
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
2019	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Mortgages	-	1	$-	$4	$-	$4
Home Equity	-	1	-	40	-	40
Commercial	-	6	-	918	-	918
Agricultural	-	5	-	1,731	-	1,731
Consumer	-	1	-	3		3
Other commercial loans	-	1	-	55		55
Other agricultural loans	-	5	-	1,054	-	1,054
Total	-	20	$-	$3,805	$-	$3,805

	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
2018	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Mortgages	-	1	$-	$7	$-	$7
Home Equity	-	1	-	1	-	1
Commercial	-	2	-	683	-	683
Agricultural	-	5	-	3,209	-	3,209
Other agricultural loans	-	4	-	176	-	176
Total	-	13	$-	$4,076	$-	$4,076

2017
Real estate loans:
Home Equity	-	1	$-	$25	$-	$25
Commercial	-	5	-	7,021	-	7,021
Agricultural	-	4	-	1,475	-	1,475
Other commercial loans	-	1	-	9	-	9
Other agricultural loans	-	1	-	161	-	161
Total	-	12	$-	$8,691	$-	$8,691
Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The following table presents the recorded investment in loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which begin January 1, 2019, 2018 and 2017, respectively, and that subsequently defaulted during these reporting periods (dollars in thousands):
	December 31, 2019		December 31, 2018		December 31, 2017
	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Real estate loans:
Commercial	-	$-	2	$683	-	$-
Agricultural	1	1,439	2	1,325	-	-
Other agricultural loans	3	137	1	161	2	632
Total recidivism	4	$1,576	5	$2,169	2	$632
Foreclosed Assets Held For Sale
Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of December 31, 2019 and 2018 included with other assets are $3,404,000, and $601,000, respectively, of foreclosed assets. As of December 31, 2019, included within the foreclosed assets is $366,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of December 31, 2019, the Company has initiated formal foreclosure proceedings on $479,000 of consumer residential mortgages, which have not yet been transferred into foreclosed assets.
Allowance for Loan Losses
The following tables roll forward the balance of the allowance for loan and lease losses for the years ended December 31, 2019, 2018 and 2017 and is segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2019, 2018 and 2017 (in thousands):

	Balance at December 31, 2018	Charge-offs	Recoveries	Provision	Balance at December 31, 2019	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$1,105	$(32)	$-	$41	$1,114	$32	$1,082
Commercial	4,115	(578)	-	1,012	4,549	251	4,298
Agricultural	4,264	-	-	758	5,022	151	4,871
Construction	58	-	-	(15)	43	-	43
Consumer	120	(49)	33	8	112	-	112
Other commercial loans	1,354	(38)	10	(71)	1,255	147	1,108
Other agricultural loans	752	(60)	-	269	961	154	807
State and political
subdivision loans	762	-	-	(226)	536	-	536
Unallocated	354	-	-	(101)	253	-	253
Total	$12,884	$(757)	$43	$1,675	$13,845	$735	$13,110

	Balance at December 31, 2017	Charge-offs	Recoveries	Provision	Balance at December 31, 2018	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$1,049	$(118)	$69	$105	$1,105	$24	$1,081
Commercial	3,867	(66)	3	311	4,115	216	3,899
Agricultural	3,143	-	-	1,121	4,264	84	4,180
Construction	23	-	-	35	58	-	58
Consumer	124	(40)	31	5	120	-	120
Other commercial loans	1,272	(91)	30	143	1,354	193	1,161
Other agricultural loans	492	(50)	1	309	752	159	593
State and political
subdivision loans	816	-	-	(54)	762	-	762
Unallocated	404	-	-	(50)	354	-	354
Total	$11,190	$(365)	$134	$1,925	$12,884	$676	$12,208

	Balance at December 31, 2016	Charge-offs	Recoveries	Provision	Balance at December 31, 2017	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$1,064	$(107)	$-	$92	$1,049	$56	$993
Commercial	3,589	(41)	11	308	3,867	94	3,773
Agricultural	1,494	(30)	-	1,679	3,143	3	3,140
Construction	47	-	-	(24)	23	-	23
Consumer	122	(130)	49	83	124	-	124
Other commercial loans	1,327	-	16	(71)	1,272	231	1,041
Other agricultural loans	312	(5)	1	184	492	26	466
State and political
subdivision loans	833	-	-	(17)	816	-	816
Unallocated	98	-	-	306	404	-	404
Total	$8,886	$(313)	$77	$2,540	$11,190	$410	$10,780
As discussed in Footnote 1, management evaluates various qualitative factors on a quarterly basis. The following are explanations for the changes in the allowance by portfolio segments:
2019
Residential - There was a slight increase in the historical loss factor for residential loans when comparing 2018 and 2019. The specific reserve for residential loans decreased slightly between 2018 and 2019.  The qualitative factor for national, state, regional and local economic trends and business conditions was increased for residential loan categories due to an increase in the unemployment rates in the local economy during 2019.

Commercial real estate– There was an increase in the historical loss factor for commercial real estate loans from 2018 to 2019. The specific reserve for commerciall real estate loans increased from 2018 to 2019. The qualitative factor for national, state, regional and local economic trends and business conditions was increased for all commercial real estate loans due to an increase in the unemployment rates in the local economy during 2019. The qualitative factors for changes in the levels of and trends in delinquencies, impaired and classified loans was decreased due to a lower amount of classified and past due loans.
Agricultural real estate – There was an increase in the historical loss factor for agricultural real estate loans from 2018 to 2019.  The specific reserve for agricultural real estate loans increased from 2018 to 2019. The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans was increased for agricultural real estate due to an increase in classified loans. The qualitative factor for national, state, regional and local economic trends and business conditions was increased for agricultural real estate loans due to an increase in the unemployment rates in the local economy during 2019.
Other commercial - There was a slight decrease in the historical loss factor for other commercial loans when comparing 2018 and 2019. The specific reserve for other commercial loans decreased from 2018 to 2019. The qualitative factors for changes in levels of and trends in delinquencies, impaired/classified loans was decreased for other commercial loans due to a decrease in classified and non-accrual loans. The qualitative factor for national, state, regional and local economic trends and business conditions was increased for other commercial loans due to an increase in the unemployment rates in the local economy during 2019.
Other agricultural - There was a slight increase in the historical loss factor for other agricultural loans from 2018 to 2019.  The qualitative factor for national, state, regional and local economic trends and business conditions was increased for other agricultural loan categories due to an increase in the unemployment rates in the local economy during 2019.
Municipal loans - There was no change in the historical loss factor or specific reserve for municipal loans from 2018 to 2019. The qualitative factor for national, state, regional and local economic trends and business conditions was increased for municipal loans due to an increase in the unemployment rates in the local economy during 2019. The qualitative factors for changes in the levels of and trends in delinquencies, impaired and classified loans was decreased due to a lower amount of special mention loans.
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
6. PREMISES & EQUIPMENT
Premises and equipment at December 31, 2019 and 2018 are summarized as follows (in thousands):
	December 31,
	2019	2018
Land	$5,110	$5,110
Buildings	17,835	17,496
Furniture, fixtures and equipment	6,916	6,798
Construction in process	192	300
	30,053	29,704
Less: accumulated depreciation	14,120	13,431
Premises and equipment, net	$15,933	$16,273
Depreciation expense amounted to $784,000, $751,000 and $776,000 for 2019, 2018 and 2017, respectively.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table provides the gross carrying value and accumulated amortization of intangible assets as of December 31, 2019 and 2018 (in thousands):
	December 31, 2019			December 31, 2018
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$1,718	$(1,077)	$641	$1,725	$(1,066)	$659
Core deposit intangibles	1,786	(1,081)	705	1,786	(851)	935
Covenant not to compete	125	(125)	-	125	(96)	29
Total amortized intangible assets	$3,629	$(2,283)	$1,346	$3,636	$(2,013)	$1,623
Unamortized intangible assets:
Goodwill	$23,296			$23,296
(1) Excludes fully amortized intangible assets
The following table provides the current year and estimated future amortization expense for the next five years of amortized intangible assets (in thousands). We based our projections of amortization expense shown below on existing asset balances at December 31, 2019. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Covenant not to compete	Total
Year ended December 31, 2019 (actual)	$181	$230	$29	$440
Estimate for year ending December 31,
2020	179	197	-	376
2021	141	165	-	306
2022	108	133	-	241
2023	80	100	-	180
2024	57	68	-	125
8. FEDERAL HOME LOAN BANK (FHLB) STOCK
As a member of the FHLB of Pittsburgh, the Bank is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of December 31, 2019 and 2018, the Bank held $6,087,400 and  $5,348,000, respectively, of FHLB stock. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) A significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios have improved, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members and has paid a quarterly cash dividend.
9. DEPOSITS
The following table shows the breakdown of deposits as of December 31, 2019 and 2018, by deposit type (in thousands):
	2019	2018
Non-interest-bearing deposits	$203,793	$179,971
NOW accounts	340,273	336,756
Savings deposits	224,456	205,334
Money market deposit accounts	169,865	164,625
Certificates of deposit	272,731	298,470
Total	$1,211,118	$1,185,156
Certificates of deposit of $250,000 or more amounted to $66,552,000 and $67,191,000 at December 31, 2019 and 2018, respectively.
Following are maturities of certificates of deposit as of December 31, 2019 (in thousands):
2020	$119,834
2021	68,690
2022	49,926
2023	19,057
2024	10,665
Thereafter	4,559
Total certificates of deposit	$272,731
10. BORROWED FUNDS AND REPURCHASE AGREEMENTS
The following table shows the breakdown of borrowed funds as of December 31, 2019 and 2018 (dollars in thousands):

	Securities
	Sold Under						Total
	Agreements to	FHLB	Federal Funds	FRB	Notes	Term	Borrowed
	Repurchase(a)	Advances(b)	Lines (c)	BIC Line (d)	Payable(e)	Loans(f)	Funds
2019
Balance at December 31	$11,298	$24,794	$-	$-	$7,500	$41,525	$85,117
Highest balance at any month-end	16,161	82,779	-	-	7,500	41,525	147,965
Average balance	13,644	69,477	3	7	7,500	18,410	109,041
Weighted average interest rate:
Paid during the year	1.98%	2.46%	2.67%	2.49%	5.32%	2.40%	2.59%
As of year-end	1.45%	1.81%	0.00%	0.00%	4.70%	2.08%	2.15%
2018
Balance at December 31	$17,983	$52,186	$-	$-	$7,500	$13,525	$91,194
Highest balance at any month-end	17,983	114,817	-	-	7,500	14,525	154,825
Average balance	15,226	81,123	-	12	7,500	14,051	117,912
Weighted average interest rate:
Paid during the year	1.77%	2.06%	2.38%	2.47%	5.03%	2.44%	2.26%
As of year-end	2.19%	2.62%	0.00%	0.00%	5.56%	2.40%	2.74%

(a)    We utilize securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The collateral pledged on the repurchase agreements by the remaining contractual maturity of the repurchase agreements in the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018 is presented in the following tables (in thousands).
	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
2019	Continuous	30 Days	30 - 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$15,964	$-	$-	$-	$15,964
Total carrying value of collateral pledged	$15,964	$-	$-	$-	$15,964

Total liability recognized for repurchase agreements					$11,298

	Remaining Contractual Maturity of the Agreements
	Overnight and	Up to		Greater than
2018	Continuous	30 Days	30 - 90 Days	90 days	Total
Repurchase Agreements:
U.S. agency securities	$18,970	$-	$-	$2,008	$20,978
Total carrying value of collateral pledged	$18,970	$-	$-	$2,008	$20,978

Total liability recognized for repurchase agreements					$17,983
(b)    FHLB Advances consist of an “Open RepoPlus” agreement with the FHLB of Pittsburgh. FHLB “Open RepoPlus” advances are short-term borrowings that bear interest based on the FHLB discount rate or Federal Funds rate, whichever is higher.  The Company has a borrowing limit of $547,184,000, inclusive of any outstanding advances and letters of credit. FHLB advances are secured by a blanket security agreement that includes the Company’s FHLB stock, as well as certain investment and mortgage-backed securities held in safekeeping at the FHLB and certain residential and commercial mortgage loans.
(c)    The federal funds lines consist of unsecured lines from two third party banks at market rates.  The Company has a borrowing limit totaling $34,000,000, inclusive of any outstanding balances.  No specific collateral is required to be pledged for these borrowings.
(d)    The Federal Reserve Bank Borrower in Custody (FRB BIC) Line consists of a borrower in custody in agreement open in January 2010 with the Federal Reserve Bank of Philadelphia secured by municipal loans maintained in the Company's possession.  As of December 31, 2019 and 2018, the Company has a borrowing limit of $10,902,000 and $9,797,000, respectively, inclusive of any outstanding advances. The approximate carrying value of the municipal loan collateral was $26,895,000 and $28,784,000 as of December 31, 2019 and 2018, respectively.

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
(f)    Term Loans consist of separate loans with the FHLB of Pittsburgh as follows (dollars in thousands):
		December 31,	December 31,
Interest Rate	Maturity	2019	2018
Fixed:
1.87%	February 4, 2019	-	2,000
1.84%	January 13, 2020	20,000	-
2.61%	February 3, 2021	2,000	2,000
3.52%	July 12, 2021	2,000	2,000
2.37%	August 20, 2021	2,800	2,800
2.08%	January 6, 2022	4,725	4,725
2.46%	March 28, 2024	5,000	-
1.69%	August 20, 2024	5,000	-
Total term loans		$41,525	$13,525
Following are maturities of borrowed funds as of December 31, 2019 (in thousands):
2020	$63,592
2021	6,800
2022	4,725
2023	-
2024	10,000
Thereafter	-
Total borrowed funds	$85,117
11. EMPLOYEE BENEFIT PLANS
Noncontributory Defined Benefit Pension Plan
The Bank sponsors a trusteed, noncontributory defined benefit pension plan covering substantially all employees and officers hired prior to January 1, 2007. The Bank also assumed the noncontributory defined benefit pension plan of FNB when it was acquired during 2015. The FNB plan was frozen prior to the acquisition and therefore, no additional benefits will accrue for employees covered under that plan. The Board of Directors in 2018 voted to terminate the plan acquired as part of the FNB acquisition with final settlement occurring in the fourth quarter of 2019. These two plans are collectively referred to herein as “the Plans”.  The pension plans call for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank and compensation rates during employment. Upon retirement or other termination of employment, employees can elect either an annuity benefit or a lump sum distribution of vested benefits in the pension plan. The Bank’s funding policy is to make annual contributions, if needed, based upon the funding formula developed by the pension plans’ actuary. The Bank did not make any contributions to the pension plans in 2019 and 2018. For the year ended December 31, 2017, the Bank contributed $3,000,000 to the pension plans.

In lieu of the pension plan, employees with a hire date of January 1, 2007 or later are eligible to receive, after meeting length of service requirements, an annual discretionary 401(k) plan contribution from the Bank equal to a percentage of an employee’s base compensation.  The contribution amount is placed in a separate account within the 401(k) plan and is subject to a vesting requirement. Contributions by the Company totaled $200,000, $151,000 and $133,000 for 2019, 2018 and 2017, respectively.
The following table sets forth the obligation and funded status of the Plans as of December 31 (in thousands):
	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$17,895	$19,833
Service cost	289	359
Interest cost	588	652
Actuarial Loss / (Gain)	1,706	(1,693)
Settlement gain	(259)	-
Benefits paid	(7,192)	(1,256)
Benefit obligation at end of year	13,027	17,895

Change in plan assets
Fair value of plan assets at beginning of year	18,212	19,992
Actual return (loss) on plan assets	2,394	(524)
Employer contribution	-	-
Plan expenses	(37)	-
Transfer to 401(k) plan	(100)	-
Benefits paid	(7,192)	(1,256)
Fair value of plan assets at end of year	13,277	18,212

Funded status	$250	$317
Amounts not yet recognized as a component of net periodic pension cost as of December 31 (in thousands):
Amounts recognized in accumulated other
comprehensive loss consists of:	2019	2018
Net loss	$3,727	$3,811
Prior service cost	(32)	(80)
Total	$3,695	$3,731
The accumulated benefit obligation for the defined benefit pension plan was $13,027,000 and $17,895,000 at December 31, 2019 and 2018, respectively.
The components of net periodic benefit costs for the years ended December 31 are as follows (in thousands):
	2019	2018	2017	Affected line item on the Consolidated Statement of Income

Service cost	$289	$359	$349	Salary and Employee Benefits
Interest cost	588	652	671	Other Expenses
Return on plan assets	(924)	(1,126)	(1,094)	Other Expenses
Settlement gain	(259)	-	-	Other Expenses
Net amortization and deferral	272	186	224	Other Expenses
Net periodic benefit cost (income)	$(34)	$71	$150
The estimated net loss and prior service cost that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost (income) in 2020 is $282,000 and ($32,000), respectively.
The weighted-average assumptions used to determine benefit obligations at December 31, 2019 and 2018 is summarized in the following table. Due to the decision to terminate the pension plan acquired as part of the FNB acquisition, the discount rate for the plans will be separated for the 2019 and 2018 disclosures. The change in the discount rate is the primary driver of the actuarial loss that occurred in 2019 of $1,706,000.

	2019	2018
Discount rate FCCB Plan	2.75%	4.00%
Discount rate FNB Plan	3.33%	3.49%
Rate of compensation increase	3.00%	3.00%
The weighted-average assumptions used to determine net periodic benefit cost (income) for the year ended December 31. Due to the decision to terminate the pension plan acquired as part of the FNB acquisition, the discount rate for the plans will be separated for the 2019. The rate for 2018 and 2017 represents a combined rate of the plans:
	2019	2018	2017
Discount rate FCCB Plan	4.00%	3.35%	3.78%
Discount rate FNB Plan	3.49%	3.35%	3.78%
Expected long-term return on plan assets FCCB plan	7.00%	7.00%	7.00%
Expected long-term return on plan assets FNB plan	NA	3.00%	7.00%
Rate of compensation increase	3.00%	3.00%	3.00%
The long-term rate of return on plan assets gives consideration to returns currently being earned on plan assets as well as future rates expected to be earned.  The investment objective is to maximize total return consistent with the interests of the participants and beneficiaries, and prudent investment management.  The allocation of the pension plan assets is determined on the basis of sound economic principles and is continually reviewed in light of changes in market conditions.  Asset allocation favors equity securities, with a target allocation of 50-70%.  The target allocation for debt securities is 30-50%.  At December 31, 2019, the pension plan had a sufficient cash and money market position in order to re-allocate the equity portfolio for diversification purposes and reduce risk in the total portfolio.  The following table sets forth by level, within the fair value hierarchy as defined in footnote 18, the Plan’s assets at fair value as of December 31, 2019 and 2018 (dollars in thousands):
2019	Level I	Level II	Level III	Total	Allocation
Assets
Cash and cash equivalents	$924	$-	$-	$924	7.0%
Equity Securities	5,084	-	-	5,084	38.3%
Mutual Funds and ETF's	4,175	-	-	4,175	31.4%
Corporate Bonds	-	3,094	-	3,094	23.3%
Total	$10,183	$3,094	$-	$13,277	100.0%

2018	Level I	Level II	Level III	Total	Allocation
Assets
Cash and cash equivalents	$5,057	$-	$-	$5,057	27.8%
Equity Securities	4,891	-	-	4,891	26.8%
Mutual Funds and ETF's	5,114	-	-	5,114	28.1%
Corporate Bonds	-	3,150	-	3,150	17.3%
Total	$15,062	$3,150	$-	$18,212	100.0%
Equity securities include the Company’s common stock in the amounts of $681,000 (5.1% of total plan assets) and $610,000 (3.4% of total plan assets) at December 31, 2019 and 2018, respectively.
The Bank does not expect to make a contribution to its pension plan in 2020.  Expected future benefit payments that the Bank estimates from its pension plan are as follows (in thousands):

2020	$892
2021	794
2022	563
2023	598
2024	975
2025 - 2029	5,745
Defined Contribution Plan
The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $446,000, $433,000 and $388,000 for 2019, 2018 and 2017, respectively.
Directors’ Deferred Compensation Plan
The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the deferred compensation plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the deferred compensation plan are not guaranteed and represent a general liability of the Company.  As of December 31, 2019 and 2018, an obligation of $865,000 and $921,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Amounts included in interest expense on the deferred amounts totaled $19,000, $22,000 and $19,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
Restricted Stock Plan
The Company maintains a Restricted Stock Plan (the Plan) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and maybe subject to certain vesting requirements including in the case of employees, continuous employment or service with the Company.  In April 2016, the Company’s shareholders authorized a total of 150,000 shares of the Company’s common stock to be made available under the Plan. As of December 31, 2019, 129,211 shares remain available to be issued under the Plan. The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation. The following table details the vesting, awarding and forfeiting of unearned restricted shares during 2019:
	2019
		Weighted
		Average
	Shares	Market Price
Outstanding, beginning of year	9,764	$58.21
Granted	6,371	60.02
Forfeited	(716)	60.49
Vested	(4,542)	55.86
Outstanding, end of year	10,877	$60.11
Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.  Compensation expense related to restricted stock was $299,000, $256,000 and $214,000 for the years ended December 31, 2019, 2018 and 2017, respectively. The per share weighted-average grant-date fair value of restricted shares granted during 2019, 2018 and 2017 was $60.02, $62.74 and $53.84, respectively.  At December 31, 2019, the total compensation cost related to nonvested awards that has not yet been recognized was $654,000, which is expected to be recognized over the next 3 years.

Supplemental Executive Retirement Plan
The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law.  At December 31, 2019 and 2018, an obligation of $2,002,000 and $1,751,000, respectively, for the SERP was included in other liabilities in the Consolidated Balance Sheet.  Expenses related to the SERP totaled $251,000, $180,000 and $111,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
Deferred Compensation Plan
The Company in 2018 initiated a non-qualified executive deferred compensation plan for eligible employees designated by the Board of Directors.  At December 31, 2019 and 2018, an obligation of $438,000 and $95,000, respectively, was included in other liabilities for the deferred compensation plan in the Consolidated Balance Sheet.  Expenses related to the deferred compensation plan totaled $343,000, $95,000 and $0 for the years ended December 31, 2019, 2018 and 2017, respectively.
Salary Continuation Plan
The Company maintains a salary continuation plan for certain employees acquired through the acquisition of the FNB.  At December 31, 2019 and 2018 an obligation of $690,000 and $704,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet.  Expenses related to the salary continuation plan totaled $52,000, $53,000 and $54,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
Continuation of Life Insurance Plan
The Company, as part of the acquisition of FNB, has promised a continuation of life insurance coverage to certain persons post-retirement. GAAP requires the recording of post-retirement costs and a liability equal to the present value of the cost of post-retirement insurance during the person’s term of service. The estimated present value of future benefits to be paid totaled $684,000 and $648,000 at December 31, 2019 and 2018, respectively, which is included in other liabilities in the Consolidated Balance Sheet. Expenses for the plan totaled $36,000, $70,000 and $9,000 for the years ended December 31, 2019, 2018 and 2017, respectively.
12. INCOME TAXES
The provision for income taxes consists of the following (in thousands):
	Year Ended December 31,
	2019	2018	2017
Currently payable	$3,503	$3,838	$4,583
Change in corporate tax rate	-	-	1,531
Deferred tax liability (asset)	317	(435)	(83)
Provision for income taxes	$3,820	$3,403	$6,031
The following temporary differences gave rise to the net deferred tax asset and liabilities at December 31, 2019 and 2018, respectively (in thousands):

	2019	2018
Deferred tax assets:
Allowance for loan losses	$3,470	$3,323
Deferred compensation	500	479
Pension and other retirement obligation	368	301
Interest on non-accrual loans	726	1,126
Incentive plan accruals	418	361
Unrealized losses on available-for-sale securities	-	259
Low income housing tax credits	135	139
NOL carry forward	83	212
Other	146	145
Total	$5,846	$6,345

Deferred tax liabilities:
Premises and equipment	$(662)	$(612)
Investment securities accretion	(70)	(53)
Loan fees and costs	(238)	(253)
Goodwill and core deposit intangibles	(2,248)	(2,229)
Mortgage servicing rights	(134)	(139)
Unrealized gains on available-for-sale securities	(630)	-
Other	(1)	(4)
Total	(3,983)	(3,290)
Deferred tax asset, net	$1,863	$3,055

No valuation allowance was established at December 31, 2019 and 2018, due to the Company’s ability to carryback to taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company’s earnings potential.
The total provision for income taxes is different from that computed at the statutory rates due to the following items (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Provision at statutory rates on
pre-tax income	$4,895	$4,502	$6,505
Effect of tax-exempt income	(920)	(955)	(1,710)
Low income housing tax credits	(141)	(141)	(141)
Bank owned life insurance	(131)	(131)	(225)
Nondeductible interest	52	41	54
Nondeductible merger and acquisition expenses	38	-	-
Change in tax rate	-	-	1,531
Other items	27	87	17
Provision for income taxes	$3,820	$3,403	$6,031
Statutory tax rates	21%	21%	35%
Effective tax rates	16.4%	15.9%	31.6%
The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exception, the Company’s federal and state income tax returns for taxable years through 2015 have been closed for purposes of examination by the federal and state taxing authorities.

Investments in Qualified Affordable Housing Projects
As of December 31, 2019 and 2018, the Company was invested in four partnerships that provide affordable housing. The balance of the investments, which is included within other assets in the Consolidated Balance Sheet, was $325,000 and $433,000 as of December 31, 2019 and 2018, respectively. Investments purchased prior to January 1, 2015, are accounted for utilizing the effective yield method. As of December 31, 2019, the Company has $423,000 of tax credits remaining that will be recognized over four years. Tax credits of $141,000 were recognized as a reduction of tax expense during 2019, 2018 and 2017. Included within other expenses on the Consolidated Statement of Income was $108,000, $108,000 and $159,000 of amortization of the investments in qualified affordable housing projects for 2019, 2018 and 2017, respectively.
13. OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive loss, net of tax, as of December 31, were as follows (in thousands):
	2019	2018
Net unrealized gain (loss) on securities available for sale	$2,899	$(1,232)
Tax effect	(609)	259
Net -of-tax amount	2,290	(973)

Unrecognized pension costs	(3,695)	(3,731)
Tax effect	776	783
Net -of-tax amount	(2,919)	(2,948)

Total accumulated other comprehensive loss	$(629)	$(3,921)
The following tables present the changes in accumulated other comprehensive income (loss) by component net of tax for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2016	$1,306	$(2,698)	$(1,392)
Other comprehensive income (loss) before reclassifications (net of tax)	(847)	(65)	(912)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(683)	148	(535)
Net current period other comprehensive income (loss)	(1,530)	83	(1,447)
Change in other comprehensive income due to change
in the federal tax rate	(45)	(514)	(559)
Balance as of December 31, 2017	$(269)	$(3,129)	$(3,398)

Balance as of December 31, 2017	$(269)	$(3,129)	$(3,398)
Change in Accounting policy for equity securities	1		1
Other comprehensive income (loss) before reclassifications (net of tax)	(720)	34	(686)
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	15	147	162
Net current period other comprehensive income (loss)	(705)	181	(524)
Balance as of December 31, 2018	$(973)	$(2,948)	$(3,921)

Balance as of December 31, 2018	$(973)	$(2,948)	$(3,921)
Other comprehensive income (loss) before reclassifications (net of tax)	3,283	(186)	3,097
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	(20)	215	195
Net current period other comprehensive income	3,263	29	3,292
Balance as of December 31, 2019	$2,290	$(2,919)	$(629)
(a) Amounts in parentheses indicate debits
The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the years ended December 31, 2019, 2018 and 2017 (in thousands):
Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)			Affected line item in the Consolidated Statement of Income
	December 31,
	2019	2018	2017
Unrealized gains and losses on available for sale securities
	$24	$(19)	$1,035	Available for sale securities gains, net
	(4)	4	(352)	Provision for income taxes
	$20	$(15)	$683	Net of tax

Defined benefit pension items
	$(272)	$(186)	$(225)	Other expenses
	57	39	77	Provision for income taxes
	$(215)	$(147)	$(148)	Net of tax
Total reclassifications	$(195	$(162)	$535

(a) Amounts in parentheses indicate debits
14. RELATED PARTY TRANSACTIONS
Certain executive officers and directors of the Company, or companies in which they have 10 percent or more beneficial ownership, were indebted to the Bank.    A summary of loan activity for the years ended December 31, 2019 and 2018 with officers, directors, stockholders and associates of such persons is listed below (in thousands):

	Year Ended December 31,
	2019	2018
Balance, beginning of year	$14,094	$4,585
New loans	4,681	14,377
Repayments	(5,318)	(4,868)
Balance, end of year	$13,457	$14,094
15. REGULATORY MATTERS
Dividend Restrictions:
The approval of the Federal Reserve Board (FRB) is required for the Bank to pay dividends to the Company if the total of all dividends declared in any calendar year exceeds the Bank’s net income (as defined) for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2020 without approval of the FRB or Pennsylvania Department of Banking of approximately $21,331,000, plus the Bank’s 2020 year-to-date net income at the time of the dividend declaration.
Loans:
The Bank is subject to regulatory restrictions which limit its ability to loan funds to the Company.  At December 31, 2019, the Bank’s regulatory lending limit amounted to approximately $23,206,000.
Regulatory Capital Requirements:
Federal regulations require the Bank to maintain minimum amounts of capital. Specifically, the Bank is required to maintain certain minimum dollar amounts and ratios of Total, Tier I and Common Equity Tier I capital to risk-weighted assets and of Tier I capital to average total assets.
In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (FDICIA) established five capital categories ranging from “well capitalized” to “critically under-capitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized”, it would become subject to a series of increasingly restrictive regulatory actions.
As of December 31, 2019 and 2018, the FRB categorized the Bank as well capitalized, under the regulatory framework for prompt corrective action.  To be categorized as a well capitalized financial institution, Total risk-based, Tier I risk-based, Common Equity Tier I risk based and Tier I leverage capital ratios must be at least 10%, 8%, 6.5% and 5%, respectively.
The Bank’s computed risk‑based capital ratios are as follows as of December 31, 2019 and 2018 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$154,708	14.04%	$88,166	8.00%	$110,208	10.00%
Bank	$146,925	13.34%	$88,102	8.00%	$110,128	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Company	$140,929	12.79%	$66,125	6.00%	$88,166	8.00%
Bank	$133,156	12.09%	$66,077	6.00%	$88,102	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$133,429	12.11%	$49,593	4.50%	$71,635	6.50%
Bank	$133,156	12.09%	$49,557	4.50%	$71,583	6.50%

Tier 1 Capital (to Average Assets):
Company	$140,929	9.77%	$57,705	4.00%	$72,132	5.00%
Bank	$133,156	9.23%	$57,681	4.00%	$72,101	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk Weighted Assets):
Company	$141,272	13.42%	$84,227	8.00%	$105,284	10.00%
Bank	$134,841	12.82%	$84,141	8.00%	$105,176	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Company	$128,224	12.18%	$63,171	6.00%	$84,227	8.00%
Bank	$121,792	11.58%	$63,106	6.00%	$84,141	8.00%

Common Equity Tier 1 Capital (to Risk Weighted Assets):
Company	$120,724	11.47%	$47,378	4.50%	$68,435	6.50%
Bank	$121,792	11.58%	$47,329	4.50%	$68,364	6.50%

Tier 1 Capital (to Average Assets):
Company	$128,224	9.15%	$56,041	4.00%	$70,051	5.00%
Bank	$121,792	8.70%	$56,018	4.00%	$70,023	5.00%
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
Credit Extension Commitments
The Company’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments, whose contract amounts represent credit risk at December 31, 2019 and 2018, are as follows (in thousands):

	2019	2018
Commitments to extend credit	$211,530	$199,183
Standby letters of credit	17,857	16,311
	$229,387	$215,494
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
The Company also offers limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use.  The non-contractual amount of financial instruments with off-balance sheet risk at December 31, 2019 was $11,872,000.  The Company reserves the right to discontinue this service without prior notice.
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

17. LEASES
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.
Lessee Accounting
Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches with terms extending through 2028. All of the Company’s leases are classified as operating leases, and therefore, were previously not recognized on the Company’s Consolidated Balance Sheet. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated statements of condition as right-of-use (“ROU”) assets and corresponding lease liabilities.
The following table represents the Consolidated Balance Sheet classification of the Company’s ROU assets and lease liabilities (in thousands). The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), on the Consolidated Balance Sheet.
Lease Type	Balance at December 31, 2019	Affected line item on the Consolidated Balance Sheet
Right of Use Assets
Operating	$1,163	Other Assets

Lease Liabilities:
Operating	$1,163	Other Liabilities
The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. The following table displays the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases outstanding as of December 31, 2019:
Operating
Weighted average term (years)	6.07
Weighted average discount rate	3.15%
The following table represents lease costs and other lease information for the year ended December 31, 2019 (in thousands). As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.
Lease Cost
Operating lease cost	$340
Variable lease cost	88
Total lease cost	$428

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2019 along with a reconciliation to the discounted amount recorded on the December 31, 2019 Consolidated Balance Sheet (in thousands):
Undiscounted cash flows due in:	Operating
2020	$279
2021	238
2022	230
2023	142
2024	105
2025 and thereafter	291
Total undiscounted cash flows	1,285
Impact of present value discount	122
Amount reported on balance sheet	$1,163
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

The following tables present the assets reported on the consolidated balance sheet at their fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands) by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
2019	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$701	$-	$-	$701
Available for sale securities:
U.S. Agency securities	-	84,863	-	84,863
U.S. Treasuries securities	27,661	-	-	27,661
Obligations of state and
political subdivisions	-	61,455	-	61,455
Corporate obligations	-	3,328	-	3,328
Mortgage-backed securities in
government sponsored entities	-	63,399	-	63,399

2018	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$516	$-	$-	$516
Available for sale securities:
U.S. Agency securities	-	106,385	-	106,385
U.S. Treasuries securities	33,358	-	-	33,358
Obligations of state and
political subdivisions	-	52,047	-	52,047
Corporate obligations	-	3,034	-	3,034
Mortgage-backed securities in
government sponsored entities	-	46,186	-	46,186
Financial Instruments, Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during 2019 and 2018 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense.
Assets measured at fair value on a nonrecurring basis as of December 31, 2019 and 2018 (in thousands) are included in the table below:
2019	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$3,860	$3,860
Other real estate owned	-	-	3,299	3,299

2018	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$5,815	$5,815
Other real estate owned	-	-	532	532

•
Impaired Loans - The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level III measurement.  If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. The fair values above excluded estimated selling costs of $424,000 and $563,000 at December 31, 2019 and 2018, respectively.

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
Quantitative Information about Level 3 Fair Value Measurements
2019	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	3,860	Appraised Collateral Values	Discount for time since appraisal	0-100%	19.22%
			Selling costs	5%-10%	9.26%
			Holding period	6 - 12 months	11.76 months

Other real estate owned	3,299	Appraised Collateral Values	Discount for time since appraisal	5-43%	16.37%

2018	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	5,815	Appraised Collateral Values	Discount for time since appraisal	0-100%	19.22%
			Selling costs	5%-12%	8.70%
			Holding period	6 - 12 months	11.61 months

Other real estate owned	532	Appraised Collateral Values	Discount for time since appraisal	20-55%	31.44%
Financial Instruments Not Required to be Measured or Reported at Fair Value
The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

	Carrying
December 31, 2019	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$14,256	$14,635	$-	$-	$14,635
Loans held for sale	815	815	-	-	815
Net loans	1,101,724	1,091,006	-	-	1,091,006

Financial liabilities:
Deposits	1,211,118	1,211,200	938,387	-	272,816
Borrowed funds	85,117	84,581	-	-	84,581

December 31, 2018
Financial assets:
Interest bearing time deposits with other banks	$15,498	$15,422	$-	$-	$15,422
Loans held for sale	1,127	1,126	-	-	1,126
Net loans	1,068,999	1,062,645	-	-	1,062,645

Financial liabilities:
Deposits	1,185,156	1,180,694	886,686	-	294,008
Borrowed funds	91,194	90,427	-	-	90,427
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
19. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY
The following is condensed financial information for Citizens Financial Services, Inc.:
CONDENSED BALANCE SHEET
	December 31,
(in thousands)	2019	2018
Assets:
Cash	$7,166	$5,576
Available-for-sale securities	617	516
Investment in subsidiary - First Citizens Community Bank	154,501	140,298
Other assets	744	813
Total assets	$163,028	$147,203
Liabilities:
Other liabilities	$754	$474
Borrowed funds	7,500	7,500
Total liabilities	8,254	7,974
Stockholders' equity	154,774	139,229
Total liabilities and stockholders' equity	$163,028	$147,203

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED STATEMENT OF INCOME
	Year Ended December 31,
(in thousands)	2019	2018	2017
Dividends from:
Bank subsidiary	$9,565	$8,248	$7,507
Equity securities	17	7	60
Total income	9,582	8,255	7,567
Realized securities gains, net	101	-	1,021
Expenses	1,103	642	824
Income before equity
in undistributed earnings
of subsidiary	8,580	7,613	7,764
Equity in undistributed
earnings - First Citizens Community Bank	10,910	10,421	5,261
Net income	$19,490	$18,034	$13,025
Comprehensive income	$22,782	$17,510	$11,578

CITIZENS FINANCIAL SERVICES, INC.
STATEMENT OF CASH FLOWS
	Year Ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$19,490	$18,034	$13,025
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(10,910)	(10,421)	(5,261)
Investment securities (gains), net	(101)	-	(1,021)
Other, net	717	(251)	629
Net cash provided by operating activities	9,196	7,362	7,372
Cash flows from investing activities:
Purchases of equity securities	-	(425)	(94)
Proceeds from the sale of available-for-sale securities	-	-	2,828
Net cash (used in) provided by investing activities	-	(425)	2,734
Cash flows from financing activities:
Cash dividends paid	(6,315)	(6,116)	(5,177)
Purchase of treasury stock	(1,291)	(1,483)	(979)
Reissuance of treasury stock to employee stock purchase plan	-	-	43
Purchase of restricted stock	-	-	-
Net cash used in financing activities	(7,606)	(7,599)	(6,113)
Net increase (decrease) in cash	1,590	(662)	3,993
Cash at beginning of year	5,576	6,238	2,245
Cash at end of year	$7,166	$5,576	$6,238

20. CONSOLIDATED CONDENSED QUARTERLY DATA (UNAUDITED)
The following table presents summarized quarterly financial data for 2019 and 2018:

(in thousands, except share data)		Three Months Ended,
2019	March 31	June 30	Sept. 30	Dec. 31
Interest income	$15,017	$15,502	$15,874	$15,587
Interest expense	3,102	3,166	2,975	2,797
Net interest income	11,915	12,336	12,899	12,790
Provision for loan losses	400	350	400	525
Non-interest income	2,022	1,997	2,140	2,083
Investment securities gains, net	11	30	37	66
Non-interest expenses	8,322	8,237	8,414	8,368
Income before provision for income taxes	5,226	5,776	6,262	6,046
Provision for income taxes	821	930	1,066	1,003
Net income	$4,405	$4,846	$5,196	$5,043
Earnings Per Share Basic	$1.24	$1.38	$1.48	$1.43
Earnings Per Share Diluted	$1.24	$1.38	$1.48	$1.43

		Three Months Ended,
2018	March 31	June 30	Sept. 30	Dec. 31
Interest income	$13,383	$14,028	$14,259	$15,088
Interest expense	1,963	2,277	2,489	2,845
Net interest income	11,420	11,751	11,770	12,243
Provision for loan losses	500	325	475	625
Non-interest income	1,900	1,835	2,022	1,997
Investment securities gains, net	6	7	(12)	(20)
Non-interest expenses	7,832	7,702	7,788	8,235
Income before provision for income taxes	4,994	5,566	5,517	5,360
Provision for income taxes	747	875	936	845
Net income	$4,247	$4,691	$4,581	$4,515
Earnings Per Share Basic	$1.19	$1.32	$1.30	$1.28
Earnings Per Share Diluted	$1.19	$1.32	$1.30	$1.28

21. ACQUISITION OF STATE COLLEGE BRANCH
On December 8, 2017, the Company acquired the full service branch in State College of S&T Bank. The Bank paid consideration of $1,044,000, which was based on the average deposit balances for the 30 days prior to the closing date. The acquisition established the Company’s presence in the Centre County, Pennsylvania market.
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
The following table summarizes the purchase of the branch as of December 8, 2017:

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
The Company recorded goodwill and other intangibles associated with the purchase of the branch totaling $2,352,000.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Company did not recognize any impairment from December 8, 2017 to December 31, 2019.
Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. For the period from December 8, 2017 to December 31, 2019, no such adjustments were recorded.  The identifiable intangible assets consist of a core deposit intangible. See footnote 7 for additional information on the identifiable intangible assets.
22. PROPOSED ACQUISITION OF MIDCOAST COMMUNITY BANCORP, INC.

On September 18, 2019, the Citizens Financial Services, Inc. (Company) and its wholly owned subsidiary, First Citizens Community Bank (Bank), and MidCoast Community Bancorp, Inc. (MidCoast), and its wholly owned subsidiary, MidCoast Community Bank (“MC Bank”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which MidCoast will merge with and into a to-be-formed, wholly-owned acquisition subsidiary of the Company, with the acquisition subsidiary as the surviving corporation. Concurrent with the merger, it is expected that MC Bank will merge with and into the Bank, with the Bank as the surviving institution.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.
 In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.  Because there were no material weaknesses discovered, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.
The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effective operation of the Company’s internal control over financial reporting as of December 31, 2019, a copy of which is included in this Annual Report on Form 10-K.

/s/ Randall E. Black
By: Randall E. Black
Chief Executive Officer and President
(Principal Executive Officer)
Date: March 12, 2020

/s/ Stephen J. Guillaume
By: Stephen J. Guillaume
Chief Financial Officer
(Principal Financial & Accounting Officer)
Date: March 12, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Citizens Financial Services, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Citizens Financial Services, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018; the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019; and the related notes to the consolidated financial statements (collectively, the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 12, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting
Basis for Opinion
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
March 12, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Citizens Financial Services, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Citizens Financial Services, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, of the Company and our report dated March 12, 2020, expressed an unqualified opinion.
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
March 12, 2020

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
There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION.
None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
            For information relating to the directors of the Company, the section captioned “Proposal 1. Election of Directors” in the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) is incorporated by reference.
Executive Officers
            For information relating to officers of the Company, the section captioned “Proposal 1. Election of Directors” in the 2020 Proxy Statement is incorporated by reference.
Compliance with Section 16(a) of the Exchange Act
            For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2020 Proxy Statement is incorporated by reference.
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
Corporate Governance
            For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors” in the Company’s 2020 Proxy Statement is incorporated by reference.

ITEM 11 – EXECUTIVE COMPENSATION
Executive Compensation
            For information regarding executive and director compensation, the sections captioned “Director Compensation”, “Executive Compensation”, “Compensation Discussion and Analysis” and “Compensation Committee Report” in the Company’s 2020 Proxy Statement are incorporated by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s 2020 Proxy Statement.

(b)	Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s 2020 Proxy Statement.

(c)	Changes in Control
Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Informtion
The following table sets forth information as of December 31, 2019 about Company common stock that may be issued under the Company’s 2016 Restricted Stock Plan.  The plan was approved by the Company’s stockholders.
Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	n/a	n/a	129,211

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	n/a	n/a	129,211

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
            For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers - Transactions with Related Persons” in the Company’s 2020 Proxy Statement is incorporated by reference.
Director Independence
            For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in the Company’s 2020 Proxy Statement is incorporated by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
For information regarding the principal accountant fees and expenses the section captioned “Audit – Related Matters” in the Company’s 2020 Proxy Statement is incorporated by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)  The following documents are filed as a part of this report:
    1.  The following financial statements are incorporated by reference in Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2019 and 2018
Consolidated Statement of Income for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Satement of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statement of Changes in Stockholders' Equity for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statement of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
    2.  All financial statement schedules are omitted because the required information is either not applicable, not required or is  shown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection  (a)(1) of this item.
    3. The following Exhibits are filed herewith, or incorporated by reference as a part of this report.
3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended(1)
3.2	Bylaws of Citizens Financial Services, Inc.(2)
4	Instrument defining the rights of security holders (3)
10.1	*Amended and Restated Executive Employment Agreement between Citizens Financial Services, Inc., First Citizens Community Bank and Randall E. Black(4)
10.2	*Citizens Financial Services, Inc. Directors’ Deferred Compensation Plan(5)
10.3	*Citizens Financial Services, Inc. Directors’ Life Insurance Program(6)
10.4	*Supplemental Executive Retirement Plan(7)
10.5	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Terry B. Osborne (8)
10.6	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Mickey L. Jones (9)
10.7	*First Citizens Community Bank Annual Incentive Plan (10)
10.8	*First Citizens Community Bank Endorsement Split-Dollar Life Insurance Plan (11)
10.9	Citizens Financial Services, Inc. 2016 Equity Incentive Plan (12)
10.10	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Jeffrey L. Wilson (13)
10.11	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and David Z. Richards, Jr. (14)

10.12	*First Citizens Community Bank Executive Deferred Compensation Plan (15)
10.13	*First Citizens Community Bank Long Term Incentive Plan
21	List of Subsidiaries
23	Consent of S.R. Snodgrass, P.C., Independent Registered Public Accountants
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
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
(13) Incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K, as filed with the Commission on December 22, 2016.
(14) Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on December 11, 2017.
(15)      Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Commission on March 7, 2019.

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
Date: March 12, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Capacity	Date
/s/ Randall E. Black Randall E. Black, Chief Executive Officer, President and Director (Principal Executive Officer)	March 12, 2020
/s/ Stephen J. Guillaume Stephen J. Guillaume, Chief Financial Officer (Principal Financial & Accounting Officer)	March 12, 2020
/s/ R. Lowell Coolidge R. Lowell Coolidge, Director	March 12, 2020
/s/ Robert W. Chappell Robert W. Chappell, Director	March 12, 2020
/s/ R. Joseph Landy R. Joseph Landy, Director	March 12, 2020
/s/ Roger C. Graham, Jr. Roger C. Graham, Director	March 12, 2020
/s/ E. Gene Kosa E. Gene Kosa, Director	March 12, 2020
/s/ Rinaldo A. DePaola Rinaldo A. DePaola, Director	March 12, 2020
/s/ Thomas E. Freeman Thomas E. Freeman, Director	March 12, 2020
/s/ Alletta M. Schadler Alletta M. Schadler, Director	March 12, 2020
/s/ Christopher W. Kunes Christopher W. Kunes	March 12, 2020
/s/ David Z, Richards, Jr. David Z. Richards, Jr., Director	March 12, 2020
/s/ Mickey L. Jones Mickey L. Jones, Director	March 12, 2020