Form 10-Q
period 2020-03-31
CITIZENS FINANCIAL SERVICES INC
filed 2020-05-07
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10‑Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
Or

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

The number of outstanding shares of the Registrant’s Common Stock, as of April 30, 2020, was 3,879,378.

Citizens Financial Services, Inc.
Form 10-Q

INDEX

		PAGE
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheet as of March 31, 2020 and December 31, 2019	1
	Consolidated Statement of Income for the Three months Ended March 31, 2020 and 2019	2
	Consolidated Statement of Comprehensive Income for the Three months ended March 31, 2020 and 2019	3
	Consolidated Statement of Changes in Stockholders’ Equity for the Three months ended March 31, 2020 and 2019	4
	Consolidated Statement of Cash Flows for the Three months ended March 31, 2020 and 2019	5
	Notes to Consolidated Financial Statements	6-28
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29-48
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48

Part II	OTHER INFORMATION
Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	49-50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	51
Item 4.	Mine Safety Disclosures	51
Item 5.	Other Information	51
Item 6.	Exhibits	51-52
	Signatures	53

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	March 31,	December 31,
(in thousands except share data)	2020	2019
ASSETS:
Cash and due from banks:
Noninterest-bearing	$20,663	$17,727
Interest-bearing	858	793
Total cash and cash equivalents	21,521	18,520
Interest bearing time deposits with other banks	14,506	14,256
Equity securities	649	701
Available-for-sale securities	257,788	240,706
Loans held for sale	2,006	815

Loans (net of allowance for loan losses:
2020, $14,247 and 2019, $13,845)	1,079,473	1,101,724

Premises and equipment	16,222	15,933
Accrued interest receivable	4,587	4,555
Goodwill	23,296	23,296
Bank owned life insurance	28,284	28,128
Other intangibles	1,294	1,346
Other assets	15,103	16,359

TOTAL ASSETS	$1,464,729	$1,466,339

LIABILITIES:
Deposits:
Noninterest-bearing	$204,489	$203,793
Interest-bearing	1,000,661	1,007,325
Total deposits	1,205,150	1,211,118
Borrowed funds	83,563	85,117
Accrued interest payable	906	1,088
Other liabilities	15,187	14,242
TOTAL LIABILITIES	1,304,806	1,311,565
STOCKHOLDERS' EQUITY:
Preferred Stock
$1.00 par value; authorized 3,000,000 shares at March 31, 2020 and
December 31, 2019; none issued in 2020 or 2019	-	-
Common stock
$1.00 par value; authorized 25,000,000 shares at March 31, 2020 and December 31, 2019;
issued 3,938,668 at March 31, 2020 and December 31, 2019	3,939	3,939
Additional paid-in capital	55,129	55,089
Retained earnings	113,374	110,800
Accumulated other comprehensive income (loss)	2,918	(629)
Treasury stock, at cost: 432,659 shares at March 31, 2020
and 413,607 shares at December 31, 2019	(15,437)	(14,425)
TOTAL STOCKHOLDERS' EQUITY	159,923	154,774
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$1,464,729	$1,466,339

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)
	Three Months Ended
	March 31,
(in thousands, except share and per share data)	2020	2019
INTEREST INCOME:
Interest and fees on loans	$13,638	$13,314
Interest-bearing deposits with banks	95	104
Investment securities:
Taxable	1,107	1,108
Nontaxable	389	357
Dividends	110	134
TOTAL INTEREST INCOME	15,339	15,017
INTEREST EXPENSE:
Deposits	1,987	2,314
Borrowed funds	462	788
TOTAL INTEREST EXPENSE	2,449	3,102
NET INTEREST INCOME	12,890	11,915
Provision for loan losses	400	400
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	12,490	11,515
NON-INTEREST INCOME:
Service charges	1,081	1,099
Trust	198	232
Brokerage and insurance	340	293
Gains on loans sold	167	99
Equity security (losses) gains, net	(254)	11
Earnings on bank owned life insurance	156	151
Other	163	148
TOTAL NON-INTEREST INCOME	1,851	2,033
NON-INTEREST EXPENSES:
Salaries and employee benefits	5,414	5,029
Occupancy	526	592
Furniture and equipment	131	155
Professional fees	325	442
FDIC insurance	71	111
Pennsylvania shares tax	275	275
Amortization of intangibles	50	66
Merger and acquisition	376	-
Software expenses	247	227
ORE expenses	32	107
Other	1,474	1,318
TOTAL NON-INTEREST EXPENSES	8,921	8,322
Income before provision for income taxes	5,420	5,226
Provision for income taxes	889	821
NET INCOME	$4,531	$4,405

PER COMMON SHARE DATA:
Net Income – Basic	$1.29	$1.25
Net Income – Diluted	$1.29	$1.25

Number of shares used in computation – basic	3,515,500	3,528,466
Number of shares used in computation – diluted	3,515,500	3,528,466

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)
	Three Months Ended
	March 31,
(in thousands)		2020		2019
Net income		$4,531		$4,405
Other comprehensive income (loss):
Change in unrealized gains (losses) on available
for sale securities	4,334		1,328
Income tax effect	(910)		(280)
Change in unrecognized pension cost	156		61
Income tax effect	(33)		(13)
Other comprehensive income (loss), net of tax		3,547		1,096
Comprehensive income		$8,078		$5,501

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2019	3,938,668	$3,939	$55,089	$110,800	$(629)	$(14,425)	$154,774
Comprehensive income:
Net income				4,531			4,531
Net other comprehensive income (loss)					3,547		3,547
Purchase of treasury stock (23,412 shares)						(1,279)	(1,279)
Restricted stock, executive and Board of Director awards (204 shares)			1			12	13
Restricted stock vesting			40				40
Cash dividend reinvestment paid from treasury stock (4,156 shares)			(1)	-		255	254
Cash dividends, $0.55 per share				(1,957)			(1,957)
Balance, March 31, 2020	3,938,668	$3,939	$55,129	$113,374	$2,918	$(15,437)	$159,923

Balance, December 31, 2018	3,904,212	$3,904	$53,099	$99,727	$(3,921)	$(13,580)	$139,229
Comprehensive income:
Net income				4,405			4,405
Net other comprehensive income (loss)					1,096		1,096
Purchase of treasury stock (5,762 shares)						(330)	(330)
Restricted stock vesting			3				3
Cash dividends, $0.441 per share				(1,558)			(1,558)
Balance, March 31, 2019	3,904,212	$3,904	$53,102	$102,574	$(2,825)	$(13,910)	$142,845

The accompanying notes are an integral part of these unaudited consolidated financial statements

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)	Three Months Ended
	March 31,
(in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,531	$4,405
Adjustments to reconcile net income to net
cash provided by operating activities:
Provision for loan losses	400	400
Depreciation and amortization	150	183
Amortization and accretion of investment securities	120	175
Deferred income taxes	(284)	464
Equity securities losses (gains), net	254	(11)
Earnings on bank owned life insurance	(156)	(151)
Originations of loans held for sale	(7,043)	(3,880)
Proceeds from sales of loans held for sale	5,973	4,885
Realized gains on loans sold	(167)	(99)
Increase in accrued interest receivable	(32)	(317)
(Decrease) increase in accrued interest payable	(182)	16
Other, net	1,169	(1,313)
Net cash provided by operating activities	4,733	4,757
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from maturity and principal repayments	29,045	10,581
Purchase of securities	(41,915)	(12,855)
Purchase of equity securities	(202)	-
Purchase of interest bearing time deposits with other banks	(250)	-
Proceeds from redemption of regulatory stock	3,300	2,580
Purchase of regulatory stock	(2,798)	(2,782)
Net decrease (increase) in loans	22,003	(12,908)
Purchase of premises and equipment	(507)	(105)
Proceeds from sale of premises and equipment	-	1
Proceeds from sale of foreclosed assets held for sale	350	89
Net cash provided by (used in) investing activities	9,026	(15,399)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	(5,968)	(3,502)
Proceeds from long-term borrowings	5,000	5,000
Repayments of long-term borrowings	-	(2,589)
Net (decrease) increase in short-term borrowed funds	(6,554)	14,658
Purchase of treasury and restricted stock	(1,279)	(330)
Dividends paid	(1,957)	(1,558)
Net cash (used in) provided by financing activities	(10,758)	11,679
Net increase in cash and cash equivalents	3,001	1,037
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,520	16,797
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,521	$17,834

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,631	$3,086
Income taxes paid	$-	$-
Loans transferred to foreclosed property	$-	$3,805
Right of use asset and liability	$-	$1,454

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

Citizens Financial Services, Inc. (individually and collectively with its direct and indirect subsidiaries, the “Company”) is a Pennsylvania corporation and the holding company of its wholly owned subsidiary, First Citizens Community Bank (the “Bank”), and of the Bank’s wholly owned subsidiaries, First Citizens Insurance Agency, Inc. (“First Citizens Insurance”) and 1st Realty of PA LLC (“Realty”). The Bank is the wholly owned subsidiary of CZFS Acquisition Company, LLC, which is a wholly owned subsidiary of the Company. Realty was formed in March of 2019 to manage and sell properties acquired by the Bank in the settlement of a bankruptcy filing with a commercial customer.

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

In the opinion of management of the Company, the accompanying interim financial statements at March 31, 2020 and for the periods ended March 31, 2020 and 2019 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations at the dates and for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and of revenues and expenses for the period covered by the Consolidated Income Statement. The financial performance reported for the Company for the three month period ended March 31, 2020 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Note 2 – Revenue Recognition

In accordance with ASC 606, Management determined that the primary sources of revenue emanating from interest and dividend income on loans and investments along with noninterest revenue resulting from investment security gains, loan servicing, gains on loans sold and earnings on bank owned life insurances are not within the scope of ASC 606. These sources of revenue cumulatively comprise 90.0% and 89.8% of the total revenue of the Company for the three months ended March 31, 2020 and 2019, respectively. The main types of noninterest income within the scope of the standard are as follows:

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three months ended March 31, 2020 and 2019 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time.

	Three Months Ended
	March 31,
Revenue stream	2020	2019
Service charges on deposit accounts
Overdraft fees	$359	358
Statement fees	56	51
Interchange revenue	522	540
ATM income	83	91
Other service charges	61	59
Total Service Charges	1,081	1,099
Trust	198	232
Brokerage and insurance	340	293
Other	107	111
Total	$1,726	$1,735

Note 3 - Earnings per Share

The following table sets forth the computation of earnings per share.

	Three Months Ended
	March 31,
	2020	2019
Net income applicable to common stock	$4,531,000	$4,405,000

Basic earnings per share computation
Weighted average common shares outstanding	3,515,500	3,528,466
Earnings per share – basic	$1.29	$1.25

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	3,515,500	3,528,466
Add: Dilutive effects of restricted stock	-	-
Weighted average common shares outstanding for dilutive earnings per share	3,515,500	3,528,466
Earnings per share – diluted	$1.29	$1.25

For the three months ended March 31, 2020 and 2019, there were 7,564 and 6,705 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had per share prices ranging from $52.44-$62.93 for the three month period ended March 31, 2020 and per share prices ranging from $47.81-$62.93 for the three month period ended March 31, 2019.

Note 4 – Investments

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at March 31, 2020 and December 31, 2019 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2020	Cost	Gains	Losses	Value
Available-for-sale securities:
U.S. agency securities	$74,681	$2,869	$(40)	$77,510
U.S. treasury securities	27,406	907	-	28,313
Obligations of state and
political subdivisions	73,276	1,650	(148)	74,778
Corporate obligations	3,250	97	-	3,347
Mortgage-backed securities in
government sponsored entities	71,942	1,919	(21)	73,840
Total available-for-sale securities	$250,555	$7,442	$(209)	$257,788

December 31, 2019
Available-for-sale securities:
U.S. agency securities	$83,410	$1,523	$(70)	$84,863
U.S. treasury securities	27,394	267	-	27,661
Obligations of state and
political subdivisions	60,667	865	(77)	61,455
Corporate obligations	3,250	78	-	3,328
Mortgage-backed securities in
government sponsored entities	63,086	468	(155)	63,399
Total available-for-sale securities	$237,807	$3,201	$(302)	$240,706

The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at March 31, 2020 and December 31, 2019 (in thousands). As of March 31, 2020, the Company owned 29 securities whose fair value was less than their cost basis.

	Less than Twelve Months		Twelve Months or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2020	Value	Losses	Value	Losses	Value	Losses
U.S. agency securities	$3,765	$(40)	$-	$-	$3,765	$(40)
Obligations of state and
political subdivisions	13,631	(148)	-	-	13,631	(148)
Mortgage-backed securities in
government sponsored entities	3,870	(6)	3,886	(15)	7,756	(21)
Total securities	$21,266	$(194)	$3,886	$(15)	$25,152	$(209)

December 31, 2019
U.S. agency securities	$14,587	$(63)	$13,094	$(7)	$27,681	$(70)
Obligations of states and
political subdivisions	7,508	(75)	1,507	(2)	9,015	(77)
Mortgage-backed securities in
government sponsored entities	27,737	(97)	9,559	(58)	37,296	(155)
Total securities	$49,832	$(235)	$24,160	$(67)	$73,992	$(302)

As of March 31, 2020 and December 31, 2019, the Company’s investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, obligations of states and political subdivisions and mortgage backed securities issued by government sponsored entities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or issuer-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

There were no sales of available for sale securities during the three months ended March 31, 2020 and 2019.

The following table presents the net gains on the Company’s equity investments recognized in earnings during the three month periods ended March 31, 2020 and 2019, and the portion of unrealized gains for the period that relates to equity investments held at March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
Equity Securities	2020	2019
Net (losses) gains recognized in equity securities during the period	$(254)	$11
Less: Net gains realized on the sale of equity securities during the period	-	-
Net unrealized (losses) gains	$(254)	$11

Investment securities with an approximate carrying value of $203.1 million and $209.1 million at March 31, 2020 and December 31, 2019, respectively, were pledged to secure public funds, certain other deposits and borrowing lines.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities (excludes equity securities) at March 31, 2020, by contractual maturity, are shown below (in thousands):

	Amortized
	Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$17,816	$17,979
Due after one year through five years	71,725	75,025
Due after five years through ten years	49,897	51,081
Due after ten years	111,117	113,703
Total	$250,555	$257,788

Note 5 – Loans

The Company grants loans primarily to customers throughout north central, central and south central Pennsylvania and the southern tier of New York. The recently completed MidCoast acquisition has expanded our lending market into Wilmington and Dover, Delaware.   Although the Company had a diversified loan portfolio at March 31, 2020 and December 31, 2019, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for loan losses as of March 31, 2020 and December 31, 2019 (in thousands):

March 31, 2020	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality (PCI)	Collectively evaluated for impairment
Real estate loans:
Residential	$216,179	$1,220	$23	$214,936
Commercial	338,490	11,480	1,195	325,815
Agricultural	300,606	3,893	-	296,713
Construction	17,926	-	-	17,926
Consumer	9,533	3	-	9,530
Other commercial loans	71,038	1,842	30	69,166
Other agricultural loans	46,170	1,293	-	44,877
State and political subdivision loans	93,778	-	-	93,778
Total	1,093,720	19,731	1,248	1,072,741
Less: allowance for loan losses	14,247	753	-	13,494
Net loans	$1,079,473	$18,978	$1,248	$1,059,247

December 31 , 2019
Real estate loans:
Residential	$217,088	$1,166	$23	$215,899
Commercial	342,023	11,537	1,210	329,276
Agricultural	311,464	3,782	-	307,682
Construction	15,519	-	-	15,519
Consumer	9,947	4	-	9,943
Other commercial loans	69,970	1,902	49	68,019
Other agricultural loans	55,112	1,281	-	53,831
State and political subdivision loans	94,446	-	-	94,446
Total	1,115,569	19,672	1,282	1,094,615
Less: allowance for loan losses	13,845	735	-	13,110
Net loans	$1,101,724	$18,937	$1,282	$1,081,505

Upon acquisition, the Company evaluates whether an acquired loan is within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. PCI, defined above, loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The fair value of PCI loans, on the acquisition date, was determined, primarily based on the fair value of the loans’ collateral. The carrying value of PCI loans was $1,248,000 and $1,282,000 at March 31, 2020 and December 31, 2019, respectively. The carrying value of the PCI loans was determined by projected discounted contractual cash flows.

Changes in the accretable yield for PCI loans were as follows for the three months ended March 31, 2020 and 2019, respectively (in thousands):

	Three months ended
	March 31
	2020	2019
Balance at beginning of period	$89	$104
Accretion	(1)	(2)
Balance at end of period	$88	$102

The following table presents additional information regarding loans acquired with specific evidence of deterioration in credit quality under ASC 310-30 (in thousands):

	March 31, 2020	December 31, 2019
Outstanding balance	$4,057	$4,072
Carrying amount	1,248	1,282

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

The following table includes the recorded investment and unpaid principal balances for impaired loan receivables by class, excluding PCI loans, with the associated allowance amount, if applicable (in thousands):

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
March 31, 2020	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$1,282	$776	$300	$1,076	$20
Home Equity	166	80	64	144	11
Commercial	12,000	10,668	812	11,480	335
Agricultural	4,046	1,549	2,344	3,893	86
Consumer	3	3	-	3	-
Other commercial loans	2,459	1,499	343	1,842	148
Other agricultural loans	1,381	129	1,164	1,293	153
Total	$21,337	$14,704	$5,027	$19,731	$753

		Recorded	Recorded
	Unpaid	Investment	Investment	Total
	Principal	With No	With	Recorded	Related
December 31, 2019	Balance	Allowance	Allowance	Investment	Allowance
Real estate loans:
Mortgages	$1,212	$794	$223	$1,017	$20
Home Equity	170	83	66	149	12
Commercial	12,070	10,723	814	11,537	251
Agricultural	3,900	1,580	2,202	3,782	151
Consumer	4	4	-	4	-
Other commercial loans	2,517	1,555	347	1,902	147
Other agricultural loans	1,347	126	1,155	1,281	154
Total	$21,220	$14,865	$4,807	$19,672	$735

The following tables includes the average balance of impaired loan receivables by class and the income recognized on these receivables for the three month periods ended March 31, 2020 and 2019(in thousands):
	For the Three Months Ended
	March 31, 2020			March 31, 2019
			Interest			Interest
	Average	Interest	Income	Average	Interest	Income
	Recorded	Income	Recognized	Recorded	Income	Recognized
	Investment	Recognized	Cash Basis	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$1,031	$5	$-	$1,103	$4	$-
Home Equity	146	2	-	85	1	-
Commercial	11,486	104	2	12,548	119	6
Agricultural	3,777	21	-	5,575	32	-
Consumer	3	-	-	-	-	-
Other commercial loans	1,839	1	-	2,137	1	-
Other agricultural loans	1,276	2	-	1,431	2	-
Total	$19,558	$135	$2	$22,879	$159	$6

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

To help ensure that risk ratings are accurate and reflect the present and future capacity of borrowers to repay the loan as agreed, the Company’s loan rating process includes several layers of internal and external oversight. The Company’s loan officers are responsible for the timely and accurate risk rating of the loans in each of their portfolios at origination and on an ongoing basis under the supervision of management.  All commercial, agricultural and state and political relationships over $500,000 are reviewed annually to ensure the appropriateness of the loan grade. In addition, the Company engages an external consultant on at least an annual basis to: 1) review a minimum of 50% of the dollar volume of the commercial, agricultural and municipal loan portfolios on an annual basis, 2) review a sample of new loans originated for over $1.0 million in the last year, 3) review a sample of borrowers with commitments greater than or equal to $1.0 million,  4) review selected loan relationships over $750,000 which are over 30 days past due or classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate.

The following tables represent credit exposures by internally assigned grades as of March 31, 2020 and December 31, 2019 (in thousands):

March 31, 2020	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$326,415	$4,256	$7,780	$39	$-	$338,490
Agricultural	276,091	14,648	9,867	-	-	300,606
Construction	17,926	-	-	-	-	17,926
Other commercial loans	68,042	986	1,948	62	-	71,038
Other agricultural loans	42,917	1,030	2,223	-	-	46,170
State and political
subdivision loans	93,369	-	409	-	-	93,778
Total	$824,760	$20,920	$22,227	$101	$-	$868,008

December 31, 2019	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$329,831	$4,305	$7,848	$39	$-	$342,023
Agricultural	287,044	14,261	10,159	-	-	311,464
Construction	15,519	-	-	-	-	15,519
Other commercial loans	66,880	984	2,042	64	-	69,970
Other agricultural loans	51,711	1,077	2,324	-	-	55,112
State and political
subdivision loans	93,993	-	453	-	-	94,446
Total	$844,978	$20,627	$22,826	$103	$-	$888,534

For residential real estate mortgages, home equity and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below, and all loans past due 90 or more days and still accruing. The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2020 and December 31, 2019 (in thousands):

March 31, 2020	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$156,630	$915	$23	$157,568
Home Equity	58,555	56	-	58,611
Consumer	9,514	19	-	9,533
Total	$224,699	$990	$23	$225,712

December 31, 2019	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$156,151	$904	$23	$157,078
Home Equity	59,950	60	-	60,010
Consumer	9,939	8	-	9,947
Total	$226,040	$972	$23	$227,035

Aging Analysis of Past Due Loan Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loan receivables as of March 31, 2020 and December 31, 2019 (in thousands):

							Total	90 Days or
	30-59 Days	60-89 Days	90 Days	Total Past			Loan	Greater and
March 31, 2020	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	Accruing
Real estate loans:
Mortgages	$559	$212	$345	$1,116	$156,429	$23	$157,568	$-
Home Equity	165	89	53	307	58,304	-	58,611	-
Commercial	2,044	350	3,905	6,299	330,996	1,195	338,490	55
Agricultural	201	-	413	614	299,992	-	300,606	98
Construction	-	-	-	-	17,926	-	17,926	-
Consumer	115	25	19	159	9,374	-	9,533	11
Other commercial loans	63	77	1,715	1,855	69,153	30	71,038	-
Other agricultural loans	50	-	20	70	46,100	-	46,170	-
State and political
subdivision loans	-	-	-	-	93,778	-	93,778	-
Total	$3,197	$753	$6,470	$10,420	$1,082,052	$1,248	$1,093,720	$164

Loans considered non-accrual	$786	$5	$6,306	$7,097	$4,205	$-	$11,302
Loans still accruing	2,411	748	164	3,323	1,077,847	1,248	1,082,418
Total	$3,197	$753	$6,470	$10,420	$1,082,052	$1,248	$1,093,720

							Total	90 Days or
	30-59 Days	60-89 Days	90 Days	Total Past			Loan	Greater and
December 31, 2019	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	Accruing
Real estate loans:
Mortgages	$581	$57	$319	$957	$156,098	$23	$157,078	$1
Home Equity	334	11	56	401	59,609	-	60,010	1
Commercial	750	573	3,720	5,043	335,770	1,210	342,023	-
Agricultural	118	-	785	903	310,561	-	311,464	299
Construction	-	-	-	-	15,519	-	15,519	-
Consumer	113	10	8	131	9,816	-	9,947	2
Other commercial loans	217	71	1,946	2,234	67,687	49	69,970	184
Other agricultural loans	29	32	-	61	55,051	-	55,112	-
State and political
subdivision loans	-	-	-	-	94,446	-	94,446	-
Total	$2,142	$754	$6,834	$9,730	$1,104,557	$1,282	$1,115,569	$487

Loans considered non-accrual	$90	$95	$6,347	$6,532	$5,004	$-	$11,536
Loans still accruing	2,052	659	487	3,198	1,099,553	1,282	1,104,033
Total	$2,142	$754	$6,834	$9,730	$1,104,557	$1,282	$1,115,569

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

The following table reflects the loan receivables, excluding PCI loans, on non-accrual status as of March 31, 2020 and December 31, 2019, respectively. The balances are presented by class of loan receivable (in thousands):
	March 31, 2020	December 31, 2019
Real estate loans:
Mortgages	$915	$903
Home Equity	56	59
Commercial	5,038	5,080
Agricultural	2,464	2,578
Consumer	8	6
Other commercial loans	1,786	1,837
Other agricultural loans	1,035	1,073
	$11,302	$11,536

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to structure more affordable terms before their loan reaches nonaccrual status. These restructured terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of interest or principal, or both, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company’s investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower’s ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  As of March 31, 2020 and December 31, 2019, included within the allowance for loan losses are reserves of $273,000 and $345,000 respectively, that are associated with loans modified as TDRs.

Loan modifications that are considered TDRs completed during the three months ended March 31, 2020 and 2019 were as follows (dollars in thousands):

	For the Three Months Ended March 31, 2020
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification

Real estate loans:
Agricultural	-	1	$-	$150	$-	$150
Total	-	1	$-	$150	$-	$150

	For the Three Months Ended March 31, 2019
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	1	$-	$548	$-	$548
Total	-	1	$-	$548	$-	$548

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism on modified loans occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The following table presents the recorded investment in loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which began January 1, 2020 and 2019 (3 month periods), respectively, and that subsequently defaulted during these reporting periods (dollars in thousands):

	For the Three Months Ended
	March 31, 2020		March 31, 2019
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Other agricultural loans	-	$-	1	$124
Total recidivism	-	$-	1	$124

Allowance for Loan Losses
The following table segregates the allowance for loan losses (ALLL) into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2020 and December 31, 2019, respectively (in thousands):

	March 31, 2020			December 31, 2019
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real estate loans:
Residential	$31	$1,123	$1,154	$32	$1,082	$1,114
Commercial	335	4,394	4,729	251	4,298	4,549
Agricultural	86	4,792	4,878	151	4,871	5,022
Construction	-	56	56	-	43	43
Consumer	-	117	117	-	112	112
Other commercial loans	148	1,149	1,297	147	1,108	1,255
Other agricultural loans	153	682	835	154	807	961
State and political
subdivision loans	-	558	558	-	536	536
Unallocated	-	623	623	-	253	253
Total	$753	$13,494	$14,247	$735	$13,110	$13,845
The following tables roll forward the balance of the ALLL by portfolio segment for the three months ended March 31, 2020 and 2019, respectively (in thousands):

	For the three months ended March 31, 2020
	Balance at December 31, 2019	Charge-offs	Recoveries	Provision	Balance at March 31, 2020
Real estate loans:
Residential	$1,114	$-	$-	$40	$1,154
Commercial	4,549	(1)	1	180	4,729
Agricultural	5,022	-	-	(144)	4,878
Construction	43	-	-	13	56
Consumer	112	(8)	8	5	117
Other commercial loans	1,255	-	2	40	1,297
Other agricultural loans	961	-	-	(126)	835
State and political
subdivision loans	536	-	-	22	558
Unallocated	253	-	-	370	623
Total	$13,845	$(9)	$11	$400	$14,247

	For the three months ended March 31, 2019
	Balance at December 31, 2018	Charge-offs	Recoveries	Provision	Balance at March 31, 2019
Real estate loans:
Residential	$1,105	$-	$-	$(16)	$1,089
Commercial	4,115	(200)	-	215	4,130
Agricultural	4,264	-		128	4,392
Construction	58	-	-	(26)	32
Consumer	120	(14)	11	7	124
Other commercial loans	1,354	-	3	(74)	1,283
Other agricultural loans	752	-	-	4	756
State and political
subdivision loans	762	-	-	(197)	565
Unallocated	354	-	-	359	713
Total	$12,884	$(214)	$14	$400	$13,084

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

For the three months ended March 31, 2020, the allowance for all categories was increased due to a general deterioration in economic activity and unemployment as a result of the Covid-19 pandemic. In addition, commercial real estate was increased due to an increase in past due loans. The decrease in the provision for agricultural real estate loans and other agricultural loans is due to the decrease in outstanding loans in these loan portfolios as of March 31, 2020 compared to December 31, 2019.

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
Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of March 31, 2020 and December 31, 2019, included within other assets are $3,056,000 and $3,404,000, respectively, of foreclosed assets. As of March 31, 2020, included within the foreclosed assets are $167,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of March 31, 2020, the Company had initiated formal foreclosure proceedings on $743,000 of consumer residential mortgages, which had not yet been transferred into foreclosed assets.

Note 6 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020			December 31, 2019
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
Mortgage servicing rights (MSRs)	$1,764	$(1,125)	$639	$1,718	$(1,077)	$641
Core deposit intangibles	1,786	(1,131)	655	1,786	(1,081)	705
Covenant not to compete	125	(125)	-	125	(125)	-
Total amortized intangible assets	$3,675	$(2,381)	$1,294	$3,629	$(2,283)	$1,346
Unamortized intangible assets:
Goodwill	$23,296			$23,296

The following table provides the current year and estimated future amortization expense for amortized intangible assets for the next five years (in thousands). We based our projections of amortization expense shown below on existing asset balances at March 31, 2020. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Covenant not to compete	Total
Three months ended March 31, 2020 (actual)	$48	$50	$-	$98
Three months ended March 31, 2019 (actual)	48	58	8	114
Estimate for year ending December 31,
Remaining 2020	138	147	-	285
2021	141	165	-	306
2022	108	133	-	241
2023	80	100	-	180
2024	57	68	-	125
Thereafter	115	42	-	157
Total	$639	$655	$-	$1,294

Note 7 - Employee Benefit Plans

For additional detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 11 of the Company's Consolidated Financial Statements included in the 2019 Annual Report on Form 10-K.

Noncontributory Defined Benefit Pension Plan

The Bank sponsors a trusteed noncontributory defined benefit pension plan (“Pension Plan”) covering substantially all employees and officers hired prior to January 1, 2007. Additionally, the Bank assumed the noncontributory defined benefit pension plan of the First National Bank of Fredericksburg (FNB) when FNB was acquired in December 2015. The FNB plan was closed and all assets were distributed in the fourth quarter of 2019. The Bank’s funding policy is to make annual contributions, if needed, based upon the funding formula developed by the plans’ actuary. Any employee with a hire date of January 1, 2007 or later is not eligible to participate in the Pension Plan.

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

The following sets forth the components of net periodic benefit costs of the Pension Plan and the line item on the Consolidated Statement of Income where such amounts are included, for the three months ended March 31, 2020 and 2019, respectively (in thousands):
	Three Months Ended
	March 31,
	2020	2019
Service cost	$83	$89
Interest cost	87	139
Expected return on plan assets	(225)	(205)
Net amortization and deferral	62	61
Net periodic benefit cost	$7	$84

The Bank does not expect to contribute to the Pension Plan during 2020.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  In April of 2016, the Company’s shareholders authorized a total of 150,000 shares of the Company’s common stock to be made available under the Plan. As of March 31, 2020, 129,211 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted shares during the three months ended March 31, 2020:

	Three months
		Weighted
	Unvested	Average
	Shares	Market Price
Outstanding, beginning of period	10,877	$60.11
Granted	-	-
Forfeited	-	-
Vested	(680)	(59.85)
Outstanding, end of period	10,197	$60.12

Compensation expense related to restricted stock is recognized, based on the market price of the stock at the grant date, over the vesting period. Compensation expense related to restricted stock was $82,000 and $67,000 for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, the total compensation cost related to nonvested awards that had not yet been recognized was $613,000, which is expected to be recognized over the next three years.

Note 8 – Accumulated Comprehensive Income Loss

The following tables present the changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31, 2020
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2019	$2,290	$(2,919)	$(629)
Other comprehensive income (loss) before reclassifications (net of tax)	3,424	-	3,424
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	-	123	123
Net current period other comprehensive income (loss)	3,424	123	3,547
Balance as of March 31, 2020	$5,714	$(2,796)	$2,918

	Three months ended March 31, 2019
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2018	$(973)	$(2,948)	$(3,921)
Other comprehensive income (loss) before reclassifications (net of tax)	1,048	-	1,048
Amounts reclassified from accumulated other
comprehensive income (loss) (net of tax)	-	48	48
Net current period other comprehensive income (loss)	1,048	48	1,096
Balance as of March 31, 2019	$75	$(2,900)	$(2,825)
(a) Amounts in parentheses indicate debits

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income for the three months ended March 31, 2020 and 2019 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the Consolidated Statement of Income
	Three Months Ended March 31, 2020
	2020	2019
Defined benefit pension items
	$(156)	$(61)	Other expenses
	33	13	Provision for income taxes
	$(123)	$(48)	Net of tax
Total reclassifications	$(123)	$(48)
(a) Amounts in parentheses indicate debits

Note 9 – Fair Value Measurements

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
The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of March 31, 2020 and December 31, 2019 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

March 31, 2020	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$649	$-	$-	$649
Available for sale securities:
U.S. Agency securities	-	77,510	-	77,510
U.S. Treasury securities	28,313	-	-	28,313
Obligations of state and
political subdivisions	-	74,778	-	74,778
Corporate obligations	-	3,347	-	3,347
Mortgage-backed securities in
government sponsored entities	-	73,840	-	73,840

December 31, 2019	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$701	$-	$-	$701
Available for sale securities:
U.S. Agency securities	-	84,863	-	84,863
U.S. Treasuries securities	27,661	-	-	27,661
Obligations of state and
political subdivisions	-	61,455	-	61,455
Corporate obligations	-	3,328	-	3,328
Mortgage-backed securities in
government sponsored entities	-	63,399	-	63,399

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis as of March 31, 2020 and December 31, 2019 are included in the table below (in thousands):

March 31, 2020	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$4,178	$4,178
Other real estate owned	-	-	2,951	2,951

December 31, 2019	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$3,860	$3,860
Other real estate owned	-	-	3,299	3,299

•
Impaired Loans - The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level III measurement.  If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. The fair values above excluded estimated selling costs of $459,000 and $424,000 at March 31, 2020 and December 31, 2019, respectively.

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

March 31, 2020	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	$4,178	Appraised Collateral Values	Discount for time since appraisal	0-100%	15.54%
			Selling costs	5%-10%	9.34%
			Holding period	0 - 12 months	11.93 months

Other real estate owned	2,951	Appraised Collateral Values	Discount for time since appraisal	5-33%	16.27%

Deceber 31, 2020	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	$3,860	Appraised Collateral Values	Discount for time since appraisal	0-100%	19.22%
			Selling costs	5%-10%	9.26%
			Holding period	6- 12 months	11.76 months

Other real estate owned	3,299	Appraised Collateral Values	Discount for time since appraisal	5-43%	16.37%

Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

	Carrying
March 31, 2020	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$14,506	$14,962	$-	$-	$14,962
Loans held for sale	2,006	2,006	-	-	2,006
Net loans	1,079,473	1,073,943	-	-	1,073,943

Financial liabilities:
Deposits	1,205,150	1,209,221	946,724	-	262,497
Borrowed funds	83,563	84,101	-	-	84,101

	Carrying
December 31, 2019	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$14,256	$14,635	$-	$-	$14,635
Loans held for sale	815	815	-	-	815
Net loans	1,101,724	1,091,006	-	-	1,091,006

Financial liabilities:
Deposits	1,211,118	1,211,200	938,387	-	272,813
Borrowed funds	85,117	84,581	-	-	84,581

The carrying amounts for cash and due from banks, bank owned life insurance, regulatory stock, accrued interest receivable and payable approximate fair value and are considered Level I measurements.

Note 10 – Acquisition of MidCoast Community Bancorp, Inc.

On April 17, 2020, Citizens Financial Services, Inc. (Company) and its wholly owned subsidiary, First Citizens Community Bank (Bank), and MidCoast Community Bancorp, Inc. (MidCoast), and its wholly owned subsidiary, MidCoast Community Bank (“MC Bank”) completed the merger agreed to in 2019, pursuant to which MidCoast merged with and into a wholly-owned acquisition subsidiary of the Company, with the acquisition subsidiary as the surviving corporation. Concurrent with the merger, MC Bank merged with and into the Bank, with the Bank as the surviving institution.

Each outstanding share of MidCoast common stock was converted into $6.50 in cash or 0.1065 shares of the Company’s common stock.  The merger resulted in 25% of the outstanding shares of MidCoast common stock (including for this purpose, dissenters’ shares) paid in cash and the remainder was paid in the Company’s common stock.

The senior management of the Company and the Bank remained the same following the merger.

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

In January 2020, the FASB issued ASU 2020-2, Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), February 2020, to add and amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119, related to the new credit losses standard, and comments by the SEC staff related to the revised effective date of the new leases standard. This ASU is effective upon issuance. This did not have a significant impact on the Company’s financial statements.

In March 2020, the FASB issued ASU 2020-3, Codification Improvements to Financial Instruments. This ASU was issued to improve and clarify various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven issues that describe the areas of improvement and the related amendments to GAAP; they are intended to make the standards easier to understand and apply and to eliminate inconsistencies, and they are narrow in scope and are not expected to significantly change practice for most entities. Among its provisions, the ASU clarifies that all entities, other than public business entities that elected the fair value option, are required to provide certain fair value disclosures under ASC 825, Financial Instruments, in both interim and annual financial statements. It also clarifies that the contractual term of a net investment in a lease under Topic 842 should be the contractual term used to measure expected credit losses under Topic 326. Amendments related to ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is not permitted before an entity’s adoption of ASU 2016-01. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Amendments related to ASU 2016-13 for entities that have adopted that guidance are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Other amendments are effective upon issuance of this ASU. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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
We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or expected future results of operations of Citizens Financial Services, Inc., First Citizens Community Bank, First Citizens Insurance Agency, Inc., 1st Realty of PA LLC or the combined Company. When we use words such as “believes,” “expects,” “anticipates,” or similar expressions, we are making forward-looking statements. For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements.  The Company cautions readers that the following important factors, among others, could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement:
•
The scope, duration and severity of the COVID-19 pandemic and its effects on our business and operations, our customers, including their ability to make timely payments on loans, our service providers, and on the economy and financial markets in general.

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

Additional factors that may affect our results are discussed under “Part II – Item 1A – Risk Factors” in this report and in the Company’s 2019 Annual Report on Form 10-K under “Item 1.A/ Risk Factors.”  Except as required by applicable law and regulation, we assume no obligation to update or revise any forward-looking statements after the date on which they are made.

Introduction

The following is management's discussion and analysis of the financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results you may expect for the full year.

The Company currently engages in the general business of banking throughout our service area of Potter, Tioga, Clinton, Bradford and Centre counties in north central Pennsylvania, Lebanon, Berks, Schuylkill and Lancaster counties in south central Pennsylvania and Allegany County in southern New York and with the recently closed MidCoast acquisition, the Cities of Wilmington and Dover, Delaware. We also have a limited branch office in Union county, Pennsylvania, which primarily serves agricultural and commercial customers in the central Pennsylvania market. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 28 banking facilities, 27 of which operate as bank branches.  In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy, Fivepointville, State College and two branches near the city of Lebanon, Pennsylvania. The Fivepointville branch was opened in the first quarter of 2019. The limited branch office is located in Winfield, Pennsylvania. In New York, our office is in Wellsville. With the merger completed in the second quarter, we added three branches in Delaware with two being in the Wilmington market and one in Dover.

Covid-19 Pandemic Response and Loan Profile

In response to the Covid-19 pandemic, the Company created a payment relief program that includes the following:
•	Waiver of late fees for March, April and May
•	Interest only payment options for consumers and businesses for 60-90 days.
•	Deferral of principal payments for consumers and businesses in certain industries for 60-120 days
•	Waiver of early withdrawal penalties through May 1, 2020 on CDs

Through April 30, 2020, we have modified 169 loans totaling $52.0 million, which have primarily been business related. Additionally, in accordance with government regulations, we have paused all foreclosure actions during March and April.

We also are participating in the Paycheck Protection Program for loans provided under the auspices of the Small Business Adminstration (SBA). During the first round of the program, we received approval for 422 loans totaling $47.2 million that will earn interest at 1% and will generate fee revenue of approximately $2.0 million over the next 24 months. A portion of these loans may be forgiven by the SBA depending on the customers usage of the proceeds.  We are currently submitting loans as part of the second phase of this program. As of April 30, 2020, 557 loans have been approved totaling $52.3 million.

The Company tracks industry concentrations to identify risks that could lead to additional credit exposure. As a result of the Covid 19 pandemic, the Company has determined that Hotels/Motels and restaurants represent a higher level of credit risk. At March 31, 2020, the Company has limited loan concentrations to these industries as follows:
•	Hotels/Motels - $18.9 million or 1.7% of outstanding loans, and 87.6% pass rated
•	Restaurants - $13.1 million or 1.2% of outstanding loans, and 86.8% pass rated

Our agricultural relationships are also being strained by the pandemic as demand for certain products has declined and processing plant issues have resulted in further strains on our customers as a result of the pandemic. Agricultural lending comprises $346.8 million, or 31.7% of outstanding balances as of March 31, 2020.

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

Competition

The banking industry in the Bank’s service areas continue to be extremely competitive, both among commercial banks and with other financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies, credit unions, agricultural cooperatives and internet entities for loans and deposits. Competition in our north central Pennsylvania market has increased as a result of other financial institutions looking to expand into new markets. With larger population centers in our central and south central markets, as well as the new Delaware operations, we experience more competition to gather deposits and to make loans. Mortgage banking firms, financial companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms and even government agencies provide additional competition for loans, deposits and other financial services.  The Bank is generally competitive with all competing financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Balance Sheets since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of March 31, 2020 and December 31, 2019, the Trust Department had $110.4 million and $134.3 million of assets under management, respectively.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Balance Sheets since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives decreased from $215.4 million at December 31, 2019 to $200.1 million at March 31, 2020. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, especially in our central and south central Pennsylvania markets.

Results of Operations

Overview of the Income Statement

The Company had net income of $4,531,000 for the first three months of 2020 compared to $4,405,000 for last year’s comparable period, an increase of $126,000, or 2.9%. Basic earnings per share for the first three months of 2020 were $1.29, compared to $1.25 last year, representing a 3.2% increase.  Annualized return on assets and return on equity for the three months of 2020 were 1.24% and 11.48%, respectively, compared with 1.22% and 12.12% for last year’s comparable period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense paid on interest-bearing liabilities.

Net interest income for the first three months of 2020 was $12,890,000, an increase of $975,000, or 8.2%, compared to the same period in 2019.  For the first three months of 2020 and 2019, the provision for loan losses totaled $400,000.  Consequently, net interest income after the provision for loan losses was $12,490,000 in the first three months of 2020 compared to $11,515,000 during the first three months of 2019.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the three months ended March 31, 2020 and 2019 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates
	Three Months Ended
	March 31, 2020			March 31, 2019
	Average		Average	Average		Average
	Balance (1)	Interest	Rate	Balance (1)	Interest	Rate
(dollars in thousands)	$		$ %	$		$ %
ASSETS
Short-term investments:
Interest-bearing deposits at banks	9,538	3	0.17	8,759	7	0.32
Total short-term investments	9,538	3	0.17	8,759	7	0.32
Interest bearing time deposits at banks	14,272	92	2.59	15,498	97	2.54
Investment securities:
Taxable	179,893	1,217	2.71	196,187	1,242	2.53
Tax-exempt (3)	62,555	493	3.15	55,866	451	3.23
Total investment securities	242,448	1,710	2.82	252,053	1,693	2.69
Loans (2)(3)(4):
Residential mortgage loans	215,838	2,843	5.30	215,670	2,825	5.31
Construction	17,726	223	5.06	28,439	357	5.09
Commercial Loans	415,199	5,534	5.36	401,813	5,423	5.47
Agricultural Loans	360,179	4,112	4.59	334,520	3,739	4.53
Loans to state & political subdivisions	94,122	939	0.01	100,922	978	3.93
Other loans	9,461	171	7.27	9,768	184	7.64
Loans, net of discount	1,112,525	13,822	5.00	1,091,132	13,506	5.05
Total interest-earning assets	1,378,783	15,627	4.56	1,367,442	15,303	4.54
Cash and due from banks	6,263			6,741
Bank premises and equipment	16,062			16,263
Other assets	56,983			54,278
Total non-interest earning assets	79,308			77,282
Total assets	1,458,091			1,444,724
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	332,068	437	0.53	328,357	578	0.71
Savings accounts	225,985	184	0.33	211,149	184	0.35
Money market accounts	174,294	393	0.91	161,424	505	1.27
Certificates of deposit	261,278	973	1.50	293,385	1,047	1.45
Total interest-bearing deposits	993,625	1,987	0.93	994,315	2,314	0.94
Other borrowed funds	93,849	462	1.98	113,829	788	2.81
Total interest-bearing liabilities	1,087,474	2,449	0.91	1,108,144	3,102	1.14
Demand deposits	196,604			176,989
Other liabilities	16,082			14,199
Total non-interest-bearing liabilities	212,686			191,188
Stockholders' equity	157,931			145,392
Total liabilities & stockholders' equity	1,458,091			1,444,724
Net interest income		13,178			12,201
Net interest spread (5)			3.65%			3.40%
Net interest income as a percentage
of average interest-earning assets			3.84%			3.62%
Ratio of interest-earning assets
to interest-bearing liabilities			127%			123%

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

Tax exempt revenue is shown on a tax-equivalent basis (non-Gaap) for proper comparison using a federal statutory income tax rate of 21% for the three months ended March 31, 2020 and 2019.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s Federal statutory rate during the corresponding period. The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended March 31, 2020 and 2019 (in thousands):

	For the Three Months
	Ended March 31,
	2020	2019
Interest and dividend income from investment securities
and interest bearing deposits at banks (non-tax adjusted)	$1,701	$1,703
Tax equivalent adjustment	104	94
Interest and dividend income from investment securities
and interest bearing deposits at banks (tax equivalent basis)	$1,805	$1,797

Interest and fees on loans (non-tax adjusted)	$13,638	$13,314
Tax equivalent adjustment	184	192
Interest and fees on loans (tax equivalent basis)	$13,822	$13,506

Total interest income	$15,339	$15,017
Total interest expense	2,449	3,102
Net interest income	12,890	11,915
Total tax equivalent adjustment	288	286
Net interest income (tax equivalent basis)	$13,178	$12,201

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended March 31, 2020 vs 2019 (1)
	Change in	Change	Total
	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$1	$(5)	$(4)
Interest bearing time deposits at banks	(7)	2	(5)
Investment securities:
Taxable	(143)	118	(25)
Tax-exempt	52	(10)	42
Total investments	(91)	108	17
Loans:
Residential mortgage loans	26	(8)	18
Construction	(132)	(2)	(134)
Commercial Loans	218	(107)	111
Agricultural Loans	323	50	373
Loans to state & political subdivisions	(60)	21	(39)
Other loans	(4)	(9)	(13)
Total loans, net of discount	371	(55)	316
Total Interest Income	274	50	324
Interest Expense:
Interest-bearing deposits:
NOW accounts	13	(154)	(141)
Savings accounts	28	(28)	-
Money Market accounts	51	(163)	(112)
Certificates of deposit	(109)	35	(74)
Total interest-bearing deposits	(17)	(310)	(327)
Other borrowed funds	(116)	(210)	(326)
Total interest expense	(133)	(520)	(653)
Net interest income	$407	$570	$977
(1)The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $12,201,000 for the three month period ended March 31, 2019 to $13,178,000 for the three month period ended March 31, 2020, an increase of $977,000. The tax equivalent net interest margin increased from 3.62% for the first three months of 2019 to 3.84% for the comparable period in 2020. The increase is primarily caused by the decrease in the cost on interest-bearing liabilities and the increase in average outstanding loans.

Total tax equivalent interest income for the 2020 three month period increased $324,000 as compared to the 2019 three month period. This increase was a result of an increase of $274,000 due to a change in volume as average interest-bearing assets increased $11.3 million and due to an increase in the yield on interest-earning assets of 2 basis points, which corresponds to an increase of $50,000. As a result of converting investment assets to loans, the yield on average interest earning assets increased 2 basis points from 4.54% to 4.56%.
Tax equivalent investment income for the three months ended March 31, 2020 increased $17,000 over the same period last year. The primary cause of the increase was an increase in the average yield on investment securities of 13 basis points.
•
The yield on taxable securities increased 18 basis points from 2.53% to 2.71% as a result of calls of investments that were purchased at a discount. This resulted in an increase in investment income of $118,000. The average balance of taxable securities decreased $16.3 million, which resulted in a decrease in investment income of $143,000.

•
The average balance of tax-exempt securities increased by $6.7 million, which resulted in an increase in investment income of $52,000. The yield on tax-exempt securities decreased 8 basis points from 3.23% to 3.15%, which corresponds to a decrease in interest income of $10,000. The yield decrease was attributable to higher yielding securities being called and maturing. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

Total loan interest income increased $316,000 for the three months ended March 31, 2020 compared to the same period last year, as a result of loan growth achieved in 2019 that occurred primarily in our central and south central Pennsylvania markets.
•
The average balance of commercial loans increased $13.4 million from a year ago. The growth was attributable to organic growth in our central and south central Pennsylvania markets as well as completed construction projects. This had a positive impact of $218,000 on total interest income due to volume. The yield decreased 11 basis points to 5.36%, which decreased loan interest income $107,000.

•
Interest income on agricultural loans increased $373,000 from 2019 to 2020. The increase in the average balance of agricultural loans of $25.7 million is primarily attributable to loan growth in our central and south central Pennsylvania markets. The increase in the average balance of these loans resulted in an increase in interest income due to volume of $323,000. The yield on agricultural loans increased 6 basis points to 4.59%, which increased loan interest income $50,000.

•
The average balance of construction loans decreased $10.7 million from a year ago as a result of several large commercial and agricultural construction projects being completed in 2019. This resulted in a decrease of $132,000 on total interest income due to volume.

Total interest expense decreased $653,000 for the three months ended March 31, 2020 compared with the comparative period last year primarily as a result of a decrease in the cost of interest-bearing liabilities. Interest expense decreased $520,000 due to rate as a result of a decrease in the average rate paid on interest-bearing liabilities from 1.14% to 0.91%. The decrease was driven by the Federal Reserve interest arate cuts in the second half of 2019 and the first quarter of 2020.
•
The average balance of interest bearing deposits decreased $690,000 from March 31, 2019 to March 31, 2020. The primary decrease was in certificates of deposits, which decreased $32.1 million due to a decrease in brokered certificate balances of $14.4 million. We also had a municipal customer utilize maturing funds to complete a construction project. We experienced increases in NOW accounts of $3.7 million, savings accounts of $14.8 million and money market accounts of $12.9 million. The cumulative effect of these volume changes was a decrease in interest expense of $17,000.  (see also “Financial Condition – Deposits”). The average rate paid on interest bearing deposits was 0.93% for the first three months of 2020 and 0.94% for the comparable period in 2019. This resulted in a decrease in interest expense of $310,000. The decrease was due to the Federal Reserve cutting interest rates during 2019 and 2020.

•
The average balance of other borrowed funds decreased $20.0 million from a year ago. This resulted in a decrease in interest expense of $116,000. There was a decrease in the average rate paid on other borrowed funds from 2.81% to 1.98% due to the decrease in the overnight borrowing rate as a result of the Federal Reserve interest rate decreases in 2019 and 2020 resulting in a decrease in interest expense of $210,000.

Provision for Loan Losses

For the three month period ended March 31, 2020 and 2019, we recorded a provision for loan losses of $400,000. The provision remained consistent in 2020 due to the uncertainty in the economic environment due to the Covid 19 pandemic, which has resulted in an increase in unemployment claims, which offset the fact that loans decreased during the first quarter of 2020. (see “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

Non-interest Income

The following table shows the breakdown of non-interest income for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three months ended March 31,		Change
	2020	2019	Amount	%
Service charges	$1,081	$1,099	$(18)	(1.6)
Trust	198	232	(34)	(14.7)
Brokerage and insurance	340	293	47	16.0
Gains on loans sold	167	99	68	68.7
Equity security (losses) gains, net	(254)	11	(265)	(2,409.1)
Earnings on bank owned life insurance	156	151	5	3.3
Other	163	148	15	10.1
Total	$1,851	$2,033	$(182)	(9.0)

Non-interest income for the three months ended March 31, 2020 totaled $1,851,000, a decrease of $182,000 when compared to the same period in 2019.  During the first three months of 2020, net equity security losses amounted to $254,000 as a result of market losses associated with the Covid-19 pandemic compared to gains of $11,000 last year. We did not sell any available for sale securities or equity securities in the first three months of 2020 or 2019.

The increase in brokerage and insurance revenues for the first three months of 2020 is attributable to growth in our south central market. The decrease in Trust revenues is due to estate settlement fees and lower asset levels in 2020 compared to 2019. The gains on loans sold is attributable to a $1.1 million increase in loans sold.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three months ended
	March 31,		Change
	2020	2019	Amount	%
Salaries and employee benefits	$5,414	$5,029	$385	7.7
Occupancy	526	592	(66)	(11.1)
Furniture and equipment	131	155	(24)	(15.5)
Professional fees	325	442	(117)	(26.5)
FDIC insurance	71	111	(40)	(36.0)
Pennsylvania shares tax	275	275	-	-
Amortization of intangibles	50	66	(16)	(24.2)
Merger and acquisition	376	-	376	NA
Software expenses	247	227	20	8.8
ORE expenses	32	107	(75)	(70.1)
Other	1,474	1,318	156	11.8
Total	$8,921	$8,322	$599	7.2

Non-interest expenses increased $599,000 for the three months ended March 31, 2020 compared to the same period in 2019. Salaries and employee benefits increased $385,000 or 7.7%. The increase was due to merit increases effective at the beginning of 2020 and increased health care expenses.

The decrease in occupancy expenses is due to the closure of one branch in the first quarter of 2020 and lower snow plowing expenses. The decrease in professional fees was due to fees incurred in the first quarter of 2019 to settle litigation with a customer in bankruptcy. The decrease in furniture and fixture is due to replacing a significant number of computers in 2019. The decrease in OREO expenses is due to improved rental revenues to offset expenses. The increase in merger and acquisition costs was due to costs associated with the MidCoast acquisition that closed in April 2020. The decrease in FDIC insurance was due to credit received from the FDIC as the Deposit Insurance Fund reserve ratio exceeded 1.38%.

Provision for Income Taxes

The provision for income taxes was $889,000 for the three month period ended March 31, 2020 compared to $821,000 for the same period in 2019. The increase is primarily attributable to the increase in income before the provision for income taxes of $194,000 for the comparable periods.  Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 16.4% and 15.7% for the first three months of 2020 and 2019, respectively, compared to the statutory rate of 21%.

We are invested in four limited partnerships that have established low-income housing projects in our market areas. We anticipate recognizing an aggregate of $388,000 of tax credits over the next 2.75 years, with an additional $106,000 anticipated to be recognized during 2020.

Financial Condition

Total assets were $1.46 billion at March 31, 2020, a decrease of $1.6 million from $1.47 billion at December 31, 2019.  Cash and cash equivalents increased $3.0 million to $21.5 million. Available for Sale securities increased $17.1 million and net loans decreased $22.3 million to $1.08 billion at March 31, 2020.  Total deposits decreased $6.0 million to $1.21 billion since year-end 2019, while borrowed funds decreased $1.6 million to $83.6 million.

Cash and Cash Equivalents
Cash and cash equivalents totaled $21.5 million at March 31, 2020 compared to $18.5 million at December 31, 2019, an increase of $3.0 million. Management actively measures and evaluates its liquidity position through our Asset–Liability Committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the composition of the investment portfolio (including debt and equity securities) as of March 31, 2020 and December 31, 2019 (dollars in thousands):
	March 31, 2020		December 31, 2019
	Amount	%	Amount	%
Debt securities:
U. S. Agency securities	$77,510	30.0	$84,863	35.1
U. S. Treasury notes	28,313	11.0	27,661	11.5
Obligations of state & political subdivisions	74,778	28.9	61,455	25.5
Corporate obligations	3,347	1.3	3,328	1.4
Mortgage-backed securities in
government sponsored entities	73,840	28.6	63,399	26.2
Equity securities	649	0.2	701	0.3
Total	$258,437	100.0	$241,407	100.0

	March 31, 2020/
	December 31, 2019
	Change
	Amount	%
Debt securities:
U. S. Agency securities	$(7,353)	(8.7)
U. S. Treasury notes	652	2.4
Obligations of state & political subdivisions	13,323	21.7
Corporate obligations	19	0.6
Mortgage-backed securities in
government sponsored entities	10,441	16.5
Equity securities	(52)	(7.4)
Total	$17,030	7.1

Our investment portfolio increased by $17.0 million, or 7.1%, from December 31, 2019 to March 31, 2020. During 2020, we purchased $5.8 million of U.S. agency obligations, $23.4 million state and political securities, $12.7 million of mortgage backed securities and $202,000 of equity securities, which was offset by $3.8 million of principal repayments and $25.2 million of calls and maturities that occurred during the first three months of 2020. As a result of changes in interest rates, the unrealized gain on available for sale investment portfolio increased $4.3 million. We did not sell any investments during the first three months of 2020. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the three month period ended March 31, 2020 yielded 2.82%, compared to 2.69% in the comparable period in 2019 on a tax equivalent basis.

The investment strategy for 2020 has been to utilize cashflows from the investment and loan portfolios to purchase mortgage backed securities in government sponsored entities and obligations of state and political securities. The increase in the investment portfolio was in response to opportunities provided by the Covid-19 pandemic that allowed the Company to purchase high quality municipal securities and mortgage backed securities with relatively large spreads compared to recent periods. We continually monitor interest rate trading ranges and try to focus purchases to times when rates are in the top third of the trading range. The Bank believes its investment strategy has appropriately mitigated its interest rate risk exposure for various rate environments, while providing sufficient cashflows to meet liquidity needs.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the investment portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor withdrawal requirements and various credit needs of its customers.

Loans

The following table shows the composition of the loan portfolio as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31,		December 31,
	2020		2019
	Amount	%	Amount	%
Real estate:
Residential	$216,179	19.8	$217,088	19.5
Commercial	338,490	30.9	342,023	30.7
Agricultural	300,606	27.5	311,464	27.9
Construction	17,926	1.6	15,519	1.4
Consumer	9,533	0.9	9,947	0.8
Other commercial loans	71,038	6.5	69,970	6.3
Other agricultural loans	46,170	4.2	55,112	4.9
State & political subdivision loans	93,778	8.6	94,446	8.5
Total loans	1,093,720	100.0	1,115,569	100.0
Less allowance for loan losses	14,247		13,845
Net loans	$1,079,473		$1,101,724

	March 31, 2020/
	December 31, 2019
	Change
	Amount	%
Real estate:
Residential	$(909)	(0.4)
Commercial	(3,533)	(1.0)
Agricultural	(10,858)	(3.5)
Construction	2,407	15.5
Consumer	(414)	(4.2)
Other commercial loans	1,068	1.5
Other agricultural loans	(8,942)	(16.2)
State & political subdivision loans	(668)	(0.7)
Total loans	$(21,849)	(2.0)

The Bank’s lending efforts have historically been focused in north central Pennsylvania and southern New York. The acquisition of FNB in 2015 expanded the focus into Lebanon, Lancaster and Schuylkill County markets in south central Pennsylvania. The opening of the Winfield office in 2016 and the acquisition of the State College branch in 2017 has increased our presence in the central Pennsylvania market. The recently closed MidCoast acquisition has expanded our lending market into Wilmington and Dover, Delaware. We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships our lending teams have with their customers and our lenders expertise in certain areas, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank’s website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors. As of March 31, 2020, the Company had one industry specific loan concentration to the dairy industry, totaling $149.7 million or 13.7% of total loans.
During the first three months of 2020, the primary driver of the decrease in the loan portfolio was two large relationships paying off in the first quarter. Commercial and agricultural loan demand is subject to significant competitive pressures, the yield curve, and overall national, regional and local economic conditions.
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

Residential real estate loans decreased slightly during the first three months of 2020. Loan demand for conforming mortgages, which the Company typically sells on the secondary market, increased slightly in 2020 when compared to 2019. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.

In response to the Covid-19 pandemic, the Company has implemented programs to assist our customers. These include allowing customers to make interest only payments for up to 60 days and allowing certain customers in specific industries like hospitality to defer both principal and interest payments for up to 120 days. The Company has also agreed to waive late fees for March, April and May of 2020.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio at the balance sheet date.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the three months ended March 31, 2020 and for the years ended December 31, 2019, 2018, 2017 and 2016 (dollars in thousands):

	March 31	December 31,
	2020	2019	2018	2017	2016
Balance
at beginning of period	$13,845	$12,884	$11,190	$8,886	$7,106
Charge-offs:
Real estate:
Residential	-	32	118	107	85
Commercial	1	578	66	41	100
Agricultural	-	-	-	30	-
Consumer	8	49	40	130	100
Other commercial loans	-	38	91	-	55
Other agricultural loans	-	60	50	5	-
Total loans charged-off	9	757	365	313	340
Recoveries:
Real estate:
Residential	-	-	69	-	-
Commercial	1	-	3	11	479
Agricultural	-	-	-	-	-
Consumer	8	33	31	49	88
Other commercial loans	2	10	30	16	33
Other agricultural loans	-	-	1	1	-
Total loans recovered	11	43	134	77	600

Net loans (recovered) charged-off	(2)	714	231	236	(260)
Provision charged to expense	400	1,675	1,925	2,540	1,520
Balance at end of year	$14,247	$13,845	$12,884	$11,190	$8,886

Loans outstanding at end of period	$1,093,720	$1,115,569	$1,081,883	$1,000,525	$799,611
Average loans outstanding, net	$1,112,525	$1,102,565	$1,044,250	$883,355	$725,881
Non-performing assets:
Non-accruing loans	$11,302	$11,536	$13,724	$10,171	$11,454
Accrual loans - 90 days or more past due	164	487	68	555	405
Total non-performing loans	$11,466	$12,023	$13,792	$10,726	$11,859
Foreclosed assets held for sale	3,056	3,404	601	1,119	1,036
Total non-performing assets	$14,522	$15,427	$14,393	$11,845	$12,895

Annualized net charge-offs (recoveries) to average loans	0.00%	0.06%	0.02%	0.03%	(0.04%)
Allowance to total loans	1.30%	1.24%	1.19%	1.12%	1.11%
Allowance to total non-performing loans	124.25%	115.15%	93.42%	104.33%	74.93%
Non-performing loans as a percent of loans
net of unearned income	1.05%	1.08%	1.27%	1.07%	1.48%
Non-performing assets as a percent of loans
net of unearned income	1.33%	1.38%	1.33%	1.18%	1.61%

Management believes that it uses the best information available when establishing the allowance for loan losses and that the allowance for loan losses is adequate as of March 31, 2020.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The allowance for loan losses was $14,247,000 or 1.30% of total loans as of March 31, 2020 as compared to $13,845,000 or 1.24% of loans as of December 31, 2019. The $402,000 increase in the allowance during the first three months of 2020 is the result of a $400,000 provision and net recoveries of $2,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category as of March 31, 2020 and December 31, 2019, 2018, 2017 and 2016 (dollars in thousands):

	March 31,		December 31
	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$1,154	19.8	$1,114	19.4	$1,105	19.9	$1,049	21.4	$1,064	25.9
Commercial	4,729	30.9	4,549	30.7	4,115	29.5	3,867	30.8	3,589	31.6
Agricultural	4,878	27.5	5,022	27.9	4,264	26.3	3,143	24.0	1,494	15.5
Construction	56	1.6	43	1.4	58	3.1	23	1.3	47	3.2
Consumer	117	0.9	112	0.9	120	0.9	124	1.0	122	1.4
Other commercial loans	835	6.5	1,255	6.3	1,354	6.9	1,272	7.2	1,327	7.3
Other agricultural loans	1,297	4.2	961	4.9	752	3.9	492	3.8	312	2.9
State & political subdivision loans	558	8.6	536	8.5	762	9.5	816	10.5	833	12.2
Unallocated	623	N/A	253	N/A	354	N/A	404	N/A	98	N/A
Total allowance for loan losses	$14,247	100.0	$13,845	100.0	$12,884	100.0	$11,190	100.0	$8,886	100.0

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate total 58.4% of the loan portfolio, 67.4% of the allowance is assigned to this segment of the loan portfolio as these loans have more inherent credit risk than residential real estate or loans to state and political subdivisions.

The following table identifies amounts of loans contractually past due 30 to 89 days and non-performing loans by loan category, as well as the change from December 31, 2019 to March 31, 2020 in non-performing loans(dollars in thousands). Non-performing loans include accruing loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	March 31, 2020				December 31, 2019
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days	90 Days			30 - 89 Days	90 Days
	Past Due	Past Due	Non-	Total Non-	Past Due	Past Due	Non-	Total Non-
(in thousands)	Accruing	Accruing	accrual	Performing	Accruing	Accruing	accrual	Performing
Real estate:
Residential	$1,025	$-	$971	$971	$933	$2	$962	$964
Commercial	1,609	55	5,038	5,093	1,225	-	5,080	5,080
Agricultural	201	98	2,464	2,562	118	299	2,578	2,877
Construction	-	-	-	-	-	-	-	-
Consumer	140	11	8	19	123	2	6	8
Other commercial loans	134	-	1,786	1,786	283	184	1,837	2,021
Other agricultural loans	50	-	1,035	1,035	29	-	1,073	1,073
Total nonperforming loans	$3,159	$164	$11,302	$11,466	$2,711	$487	$11,536	$12,023

	Change in Non-Performing Loans
	March 31, 2020 /December 31, 2019
(in thousands)	Amount	%
Real estate:
Residential	$7	0.7
Commercial	13	0.3
Agricultural	(315)	(10.9)
Construction	-	NA
Consumer	11	137.5
Other commercial loans	(235)	(11.6)
Other agricultural loans	(38)	(3.5)
Total nonperforming loans	$(557)	(4.6)

For the three months ended March 31, 2020 and 2019, we recorded a provision for loan losses of $400,000. Non-performing loans decreased $557,000 or 4.6%, from December 31, 2019 to March 31, 2020, primarily due to two customer relationships that were 90 days past due and accruing returning to current status in the first quarter of 2020. Approximately 59.1% of the Bank’s non-performing loans at March 31, 2020 are associated with the following three customer relationships:

•
A commercial loan relationship with $2.4 million outstanding, and additional letters of credit of $2.1 million available, secured by undeveloped land, stone quarries and equipment, was on non-accrual status as of March 31, 2020. The customer is an excavation company and expanded to meet the needs of the natural gas industry for stone for pad and road development. The decreased exploration activities have significantly impacted the cash flows of the customer. During 2019, the Company had the underlying equipment collateral appraised. The 2019 appraisal indicated a decrease in collateral values compared to the appraisal ordered for the loan origination and an appraisal performed in 2017, however, the loan is still considered well secured on a loan to value basis. Management determined that no specific reserve was required as of March 31, 2020.

•
An agricultural customer with a total loan relationship of $2.7 million, secured by real estate, equipment and cattle, was on non-accrual status as of March 31, 2020. The customer declared bankruptcy during the fourth quarter of 2018 and developed a workout plan that was approved in the fourth quarter of 2019 and resulted in monthly payments resuming in late 2019. Included within these loans to this customer are $1,022,000 of loans which are subject to Farm Service Agency guarantees. Depressed milk prices have created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices, which is not assured, we will need to rely upon the collateral for repayment of interest and principal. As of March 31, 2020, there was a specific reserve of $199,000 for this relationship.

•
A commercial customer with a loan relationship of $1.7 million, secured by commercial real estate, business assets and vehicles, was on non-accrual status as of March 31, 2020. The business expanded into a new market, which has not grown as originally expected and has created cashflow issues. Management reviewed the collateral and determined that no specific reserve was required as of March 31, 2020.

Management of the Company believes that the allowance for loan losses as of March 31, 2020 is adequate, which is based on the following factors:
•	Three loan relationships comprised 59.1% of the non-performing loan balance, which had approximately $199,000 of specific reserves, as of March 31, 2020.
•
The Company has a history of low charge-offs, which have returned to lower levels in the first quarter of 2020 after being slightly elevated in 2019. Net charge-offs for the first quarter of 2020 were 0.0% and were 0.06% for all of 2019.

Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of March 31, 2020 and  December 31, 2019, the cash surrender value of the life insurance was $28.3 million and $28.1 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations.  The amounts recorded as non-interest income totaled $156,000 and $151,000 for the three month periods ended March 31, 2020 and 2019, respectively. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

The Company agreements that were purchased directly from insurance companies are structured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB provide a fixed split-dollar benefit for the beneficiaries estate, which is dependent on several factors including whether the covered individual was a Director of FNB or an employee of FNB and their salary level. As of March 31, 2020 and December 31, 2019, included in other liabilities on the Consolidated Balance Sheet was a liability of $685,000 and $684,000, respectively, for the obligation under the split-dollar benefit agreements.

Premises and Equipment

Premises and equipment increased $289,000 to $16.2 million as of March 31, 2020 from December 31, 2019. This occurred primarily as a result of purchases made in the first quarter of 2020 offset by normal depreciation expense.

Deposits

The following table shows the composition of deposits as of March 31, 2020 and December 31, 2019 (dollars in thousands):
	March 31,		December 31,
	2020		2019
	Amount	%	Amount	%
Non-interest-bearing deposits	$204,489	17.0	$203,793	16.9
NOW accounts	342,396	28.4	340,273	28.1
Savings deposits	226,329	18.8	224,456	18.5
Money market deposit accounts	173,510	14.4	169,865	14.0
Certificates of deposit	258,426	21.4	272,731	22.5
Total	$1,205,150	100.0	$1,211,118	100.0

	March 31, 2020/
	December 31, 2019
	Change
	Amount	%
Non-interest-bearing deposits	$696	0.3
NOW accounts	2,123	0.6
Savings deposits	1,873	0.8
Money market deposit accounts	3,645	2.1
Certificates of deposit	(14,305)	(5.2)
Total	$(5,968)	(0.5)

Deposits decreased $6.0 million since December 31, 2019. The decrease in deposits is driven by a $14.3 million decrease in certificates of deposit, which is due to a $10.2 million decrease in brokered certificates since December 31, 2019. As of March 31, 2020, the Bank had $4.8 million of brokered certificates of deposit outstanding compared to $15.0 million as of December 31, 2019. We continue to enhance our cash management services to improve our customer services and to grow deposits through our current customers.

Borrowed Funds

      Borrowed funds decreased $1.6 million during the first three months of 2020. The decrease was the result of repaying a $20.0 million short term loan through borrowing $12.5 million of overnight advances from the FHLB and $5.0 million of long-term advances from the FHLB. We also experienced an increase  in repurchase agreements of $934,000. The Company’s current strategy for borrowings is to consider terms and structures to manage interest rate risk and liquidity in a flat to inverted interest rate environment. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

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

Total stockholders’ equity was $159.9 million at March 31, 2020 compared to $154.8 million at December 31, 2019, an increase of $5,149,000, or 3.3%.  Excluding accumulated other comprehensive income (loss), stockholders’ equity increased $1.6 million, or 1.0%. The Company purchased 23,412 shares of treasury stock at a weighted average cost of $54.64 per share. The Company reissued 204 shares to employees as a reward for years of services at a weighted average cost of $61.00 per share. For the three months of 2020, the Company had net income of $4.5 million and declared cash dividends of $2.0 million, or $0.55 per share, representing a cash dividend payout ratio of 43.2%.

All of the Company’s debt investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. As a result of changes in the interest rate environment and the defined benefit plan obligations, accumulated other comprehensive income increased approximately $3.5 million from December 31, 2019.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios  of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2020 and December 31, 2019, that the Bank meets all capital adequacy requirements to which it was subject at such dates.

As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy.  Under the CBLR framework a qualifying community bank is considered well-capitalized if its leverage ratio (Tier 1 capital divided by average total consolidated assets) exceeds 9%.  At March 31, 2020, the Bank was considered well-capitalized” under the CBLR framework, with a leverage ratio of 9.45%.  Following the passage of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in response to the COVID-19 pandemic, the federal banking regulators revised the CBLR framework as follows: (i) beginning in the second quarter of 2020, a qualifying community bank need only have a leverage ratio of at least 8%, subject to the other qualifying requirements, and (ii) if a qualifying community bank’s leverage ratio falls below 8%, then it will have two calendar quarters to maintain a leverage ratio of 7% or greater.  These revisions under the CARES Act are effective April 23, 2020 and will terminate upon the earlier of the termination of the national emergency related to COVID-19 or December 31, 2020.  Following such termination there is a grace period for returning to the 9% CBLR threshold.  The CBLR will be set at 8% for the remainder of 2020, 8.5% for 2021, and 9% thereafter.  The grace period is also adjusted to account for the graduating increase. As a result, in 2020 and 2021, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 7% and 7.5%, respectively. Thereafter, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 8%. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply.

Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2020 and December 31, 2019 (in thousands):
	March 31, 2020	December 31, 2019
Commitments to extend credit	$215,529	$211,530
Standby letters of credit	16,717	17,857
	$232,246	$229,387

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at March 31, 2020 and December 31, 2019 was $11,864,000 and $11,872,000, respectively. The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first three months of 2020 were $507,000 compared to $105,000 during the same time period in 2019.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank had a maximum borrowing capacity at the FHLB of approximately $537.8 million, of which $114.1 million was outstanding, at March 31, 2020. The Bank also had two federal funds lines with third party providers in the total amount of $34.0 million as of March 31, 2020, which are unsecured and undrawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $9.0 million, which also is not drawn upon as of March 31, 2020. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial Services, Inc. is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial Services, Inc.’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At March 31, 2020, Citizens Financial Services, Inc. (on an unconsolidated basis) had liquid assets of $6.6 million.

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

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company’s risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of March 31, 2020 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income

-100 Shock	49,991	(540)	(1.07)
Base	50,531	-	-
+100 Shock	49,115	(1,416)	(2.80)
+200 Shock	47,884	(2,647)	(5.24)
+300 Shock	46,816	(3,715)	(7.35)
+400 Shock	45,618	(4,913)	(9.72)

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

(b) Changes to Internal Control over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

      In addition to the risk factor discussed below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. At March 31, 2020, the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The COVID-19 pandemic has adversely impacted our business and financial results and that of many of our customers, and the ultimate impact will depend on future developments, which are highly uncertain, cannot be predicted and outside of our control, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has created extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal and monetary stimulus, and legislation designed to deliver financial aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and the efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted market interest rates, increased economic and market uncertainty, and disrupted trade and supply chains.  If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated and the effects of COVID-19 could have a material adverse impact on us in a number of ways as described in more detail below.

Credit Risk – Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers’ businesses. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. Hotel and restaurant operators and others in the leisure, hospitality and travel industries and the agricultural industry, among other industries, have been particularly hurt by COVID-19.  If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our credit exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers depend more on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

Strategic Risk – Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. The COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly expanding in scope and intensity. For example, in many of our markets, local governments have acted to temporarily close or restrict the operations of most businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in originating loans.

Operational Risk – Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware, and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.

Moreover, we rely on many third parties in our business operations, including the appraiser of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

Interest Rate Risk/Market Value Risk – Our net interest income, lending and investment activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0% to 0.25%, citing concerns about the impact of COVID-19 on financial markets and market stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in prevailing fair market values of our investment securities and other assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work-from-home arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

1/1/20 to 1/31/20	2,100	$64.00	2,100	46,540
2/1/20 to 2/29/20	1,612	$61.00	1,612	44,928
3/1/20 to 3/31/20	19,700	$53.12	19,700	25,228
Total	23,412	$54.64	23,412	25,228

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

(2)
On April 21, 2020, the Company announced that the Board of Directors authorized the Company to repurchase up to an additional 150,000 shares at an aggregate purchase price not to exceed $12.0 million over a period of 36 months. The repurchases will be conducted through open-market purchases or privately negotiated transactions and will be made from time to time depending on market conditions and other factors.  No time limit was placed on the duration of the share repurchase program.  Any repurchased shares will be held as treasury stock and will be available for general corporate purposes.

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
101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended  March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows (unaudited) and (vi) related notes (unaudited).

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

Citizens Financial Services, Inc. (Registrant)

May 7, 2020	By:	/s/ Randall E. Black
Randall E. Black
President and Chief Executive Officer (Principal Executive Officer)

May 7, 2020	By:	/s/ Stephen J. Guillaume
Stephen J. Guillaume
Chief Financial Officer (Principal Financial and Accounting Officer)