Form 10-Q
period 2020-06-30
CITIZENS FINANCIAL SERVICES INC
filed 2020-08-06
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Registrant’s telephone number, including area code: (570) 662‑2121

N/A
(Former Name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

The number of outstanding shares of the Registrant’s Common Stock, as of July 31, 2020, was 3,933,376.

Citizens Financial Services, Inc.
Form 10-Q

Index
CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

(in thousands except share data)	June 30, 2020	December 31, 2019
ASSETS:
Cash and due from banks:
Noninterest-bearing	$19,543	$17,727
Interest-bearing	19,487	793
Total cash and cash equivalents	39,030	18,520
Interest bearing time deposits with other banks	14,256	14,256
Equity securities	703	701
Available-for-sale securities	272,360	240,706
Loans held for sale	17,468	815

Loans (net of allowance for loan losses:
2020, $14,827 and 2019, $13,845)	1,348,806	1,101,724

Premises and equipment	17,832	15,933
Accrued interest receivable	5,950	4,555
Goodwill	31,376	23,296
Bank owned life insurance	32,228	28,128
Other intangibles	1,421	1,346
Other investment sale receivable	-	-
Other assets	18,686	16,359

TOTAL ASSETS	$1,800,116	$1,466,339

LIABILITIES:
Deposits:
Noninterest-bearing	$278,612	$203,793
Interest-bearing	1,234,672	1,007,325
Total deposits	1,513,284	1,211,118
Borrowed funds	85,135	85,117
Accrued interest payable	888	1,088
Other liabilities	17,714	14,242
TOTAL LIABILITIES	1,617,021	1,311,565
STOCKHOLDERS’ EQUITY:
Preferred Stock $1.00 par value; authorized 3,000,000 shares at June 30, 2020 and December 31, 2019; none issued in 2020 or 2019	-	-
Common stock $1.00 par value; authorized 25,000,000 shares at June 30, 2020 and December 31, 2019; issued 4,350,342 at June 30, 2020 and 3,938,668 at December 31, 2019	4,350	3,939
Additional paid-in capital	75,863	55,089
Retained earnings	115,000	110,800
Accumulated other comprehensive income (loss)	2,907	(629)
Treasury stock, at cost: 424,597 shares at June 30, 2020 and 413,607 shares at December 31, 2019	(15,025)	(14,425)
TOTAL STOCKHOLDERS’ EQUITY	183,095	154,774
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,800,116	$1,466,339

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
INTEREST INCOME:
Interest and fees on loans	$16,407	$13,776	$30,045	$27,090
Interest-bearing deposits with banks	97	104	192	208
Investment securities:
Taxable	1,126	1,128	2,233	2,236
Nontaxable	463	374	852	731
Dividends	67	120	177	254
TOTAL INTEREST INCOME	18,160	15,502	33,499	30,519
INTEREST EXPENSE:
Deposits	1,657	2,398	3,644	4,712
Borrowed funds	217	768	679	1,556
TOTAL INTEREST EXPENSE	1,874	3,166	4,323	6,268
NET INTEREST INCOME	16,286	12,336	29,176	24,251
Provision for loan losses	550	350	950	750
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,736	11,986	28,226	23,501
NON-INTEREST INCOME:
Service charges	914	1,174	1,995	2,273
Trust	145	209	343	441
Brokerage and insurance	249	261	589	554
Gains on loans sold	260	64	427	163
Equity security gains (losses), net	11	30	(243)	41
Available for sale security gains, net	117	-	117	-
Earnings on bank owned life insurance	178	154	334	305
Other	195	135	358	283
TOTAL NON-INTEREST INCOME	2,069	2,027	3,920	4,060
NON-INTEREST EXPENSES:
Salaries and employee benefits	5,895	5,004	11,309	10,033
Occupancy	651	517	1,177	1,109
Furniture and equipment	189	181	320	336
Professional fees	438	316	763	758
FDIC insurance	135	105	206	216
Pennsylvania shares tax	259	275	534	550
Amortization of intangibles	55	66	105	132
Merger and acquisition	1,803	-	2,179	-
Software expenses	246	208	493	455
ORE expenses	159	109	191	216
Other	1,583	1,456	3,057	2,754
TOTAL NON-INTEREST EXPENSES	11,413	8,237	20,334	16,559
Income before provision for income taxes	6,392	5,776	11,812	11,002
Provision for income taxes	1,054	930	1,943	1,751
NET INCOME	$5,338	$4,846	$9,869	$9,251

PER COMMON SHARE DATA:
Net Income – Basic	$1.39	$1.36	$2.67	$2.60
Net Income – Diluted	$1.39	$1.36	$2.67	$2.60

Number of shares used in computation – basic	3,845,175	3,561,453	3,699,200	3,564,106
Number of shares used in computation – diluted	3,846,204	3,562,835	3,699,714	3,564,801

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended, June 30,
(in thousands)	2020	2019	2020	2019
Net income	$5,338	$4,846	$9,869	$9,251
Other comprehensive income (loss):
Change in unrealized gains (losses) on available for sale securities	400	3,088	4,735	4,416
Income tax effect	(84)	(648)	(995)	(928)
Change in unrecognized pension cost	267	62	424	123
Income tax effect	(56)	(14)	(90)	(27)
Change in unrealized gain (loss) on interest rate swaps	(566)	-	(566)	-
Income tax effect	120	-	120	-
Less: Reclassification adjustment for investment security gains included in net income	(117)	-	(117)	-
Income tax effect	25	-	25	-
Other comprehensive income (loss), net of tax	(11)	2,488	3,536	3,584
Comprehensive income	$5,327	$7,334	$13,405	$12,835

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional		Accumulated Other
(in thousands, except share data)	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total

Balance, March 31, 2020	3,938,668	$3,939	$55,129	$113,374	$2,918	$(15,437)	$159,923

Comprehensive income:
Net income				5,338			5,338
Net other comprehensive loss					(11)		(11)
Stock dividend	38,318	38	1,878	(1,916)			-
Issuance of Common stock	373,356	373	18,854				19,227
Purchase of treasury stock (4,505 shares)						(223)	(223)
Restricted stock, executive and Board of Director awards (6,447 shares)			(234)			326	92
Restricted stock vesting			241				241
Cash dividend reinvestment paid from treasury stock (6,120 shares)			(5)			309	304
Cash dividends, $0.451 per share				(1,796)			(1,796)
Balance, June 30, 2020	4,350,342	$4,350	$75,863	$115,000	$2,907	$(15,025)	$183,095

Balance, December 31, 2019	3,938,668	$3,939	$55,089	$110,800	$(629)	$(14,425)	$154,774

Comprehensive income:
Net income				9,869			9,869
Net other comprehensive income					3,536		3,536
Stock dividend	38,318	38	1,878	(1,916)			-
Issuance of Common stock	373,356	373	18,854				19,227
Purchase of treasury stock (27,917 shares)						(1,502)	(1,502)
Restricted stock, executive and Board of Director awards (6,651 shares)			(233)			338	105
Restricted stock vesting			281				281
Cash dividend reinvestment paid from treasury stock (10,276 shares)			(6)	-		564	558
Cash dividends, $1.00 per share				(3,753)			(3,753)
Balance, June 30, 2020	4,350,342	$4,350	$75,863	$115,000	$2,907	$(15,025)	$183,095

Balance, March 31 , 2019	3,904,212	3,904	53,102	102,574	(2,825)	(13,910)	142,845

Comprehensive income:
Net income				4,846			4,846
Net other comprehensive income					2,488		2,488
Stock dividend	34,456	35	2,067	(2,102)			-
Purchase of treasury stock (14,858 shares)						(906)	(906)
Restricted stock, executive and Board of Director awards			(300)			415	115
Restricted stock vesting			218				218
Forfeited restricted stock			9			(9)	-
Cash dividends, $0.436 per share				(1,585)			(1,585)
Balance, June 30, 2019	3,938,668	$3,939	$55,096	$103,733	$(337)	$(14,410)	$148,021

Balance, December 31, 2018	3,904,212	3,904	53,099	99,727	(3,921)	(13,580)	139,229

Comprehensive income:
Net income				9,251			9,251
Net other comprehensive income					3,584		3,584
Stock dividend	34,456	35	2,067	(2,102)			-
Purchase of treasury stock (20,620 shares)						(1,236)	(1,236)
Restricted stock, executive and Board of Director awards			(300)			415	115
Restricted stock vesting			221				221
Forfeited restricted stock			9			(9)	-
Cash dividends, $0.872 per share				(3,143)			(3,143)
Balance, June 30, 2019	3,938,668	$3,939	$55,096	$103,733	$(337)	$(14,410)	$148,021

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,869	$9,251
Adjustments to reconcile net income to net Cash (used in) provided by operating activities:
Provision for loan losses	950	750
Depreciation and amortization	(1,264)	267
Amortization and accretion of investment securities	277	294
Deferred income taxes	173	660
Equity security gains (losses), net	243	(41)
Available for sale security gains, net	(117)	-
Earnings on bank owned life insurance	(334)	(305)
Originations of loans held for sale	(31,889)	(7,628)
Proceeds from sales of loans held for sale	15,542	8,077
Realized gains on loans sold	(427)	(163)
Increase in accrued interest receivable	(809)	(160)
Increase (decrease) in accrued interest payable	(364)	(28)
Other, net	2,444	(656)
Net cash (used in) provided by operating activities	(5,706)	10,318
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	5,476	-
Proceeds from maturity and principal repayments	44,204	30,767
Purchase of securities	(76,877)	(23,907)
Purchase of equity securities	(245)	-
Purchase of interest bearing time deposits with other banks	(350)	-
Proceeds from matured interest bearing time deposits with other banks	350	-
Proceeds from redemption of regulatory stock	6,383	5,215
Purchase of regulatory stock	(3,923)	(5,472)
Net increase in loans	(22,949)	(21,456)
Purchase of premises and equipment	(561)	(165)
Proceeds from sale of premises and equipment	-	7
Proceeds from sale of foreclosed assets held for sale	466	452
Acquisition, net of cash paid	1,023	-
Net cash used in investing activities	(47,003)	(14,559)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	93,339	(1,498)
Proceeds from long-term borrowings	5,000	5,000
Repayments of long-term borrowings	(3,000)	(3,123)
Net (decrease) increase in short-term borrowed funds	(17,423)	7,913
Purchase of treasury and restricted stock	(1,502)	(1,236)
Dividends paid	(3,195)	(3,143)
Net cash provided by financing activities	73,219	3,913
Net increase (decrease) in cash and cash equivalents	20,510	(328)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,520	16,797
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$39,030	$16,469

Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,523	$6,295
Income taxes paid	$-	$1,850
Loans transferred to foreclosed property	$-	$3,747
Right of use asset and liability	$-	$1,454
Stock Dividend	$1,916	$2,102

Acquisition of		Midcoast Community Bancorp Inc
Non-cash assets acquired
Available-for-sale securities		$-
Loans		223,235
Premises and equipment		1,787
Accrued interest receivable		586
Bank owned life insurance		3,766
Intangibles		157
Deferred tax asset		3,402
Other assets		2,878
Goodwill		8,080
		243,891

Liabilities assumed
Noninterest-bearing deposits		38,694
Interest-bearing deposits		170,132
Accrued interest payable		164
Borrowed funds		15,497
Other liabilities		1,198
		225,685
Net non-cash assets acquired		18,206
Cash and cash equivalents acquired		$8,637

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

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

In the opinion of management of the Company, the accompanying interim financial statements at June 30, 2020 and for the periods ended June 30, 2020 and 2019 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations at the dates and for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and of revenues and expenses for the period covered by the Consolidated Income Statement. The financial performance reported for the Company for the three and six month period ended June 30, 2020 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Note 2 – Revenue Recognition

In accordance with ASC 606, Management determined that the primary sources of revenue emanating from interest and dividend income on loans and investments along with noninterest revenue resulting from investment security gains, loan servicing, gains on loans sold and earnings on bank owned life insurances are not within the scope of ASC 606. These sources of revenue cumulatively comprise 92.85% and 90.02% of the total revenue of the Company for the three months ended June 30, 2020 and 2019, respectively, and 91.52% and 90.0% of the total revenue of the Company for the six months ended June 30, 2020 and 2019, respectively. The main types of noninterest income within the scope of the standard are as follows:

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

Index
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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three and six months ended June 30, 2020 and 2019 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue stream	2020	2019	2020	2019
Service charges on deposit accounts
Overdraft fees	$206	$369	$565	$727
Statement fees	50	50	106	101
Interchange revenue	555	595	1,077	1,135
ATM income	59	101	142	192
Other service charges	44	59	105	118
Total Service Charges	914	1,174	1,995	2,273
Trust	145	209	343	441
Brokerage and insurance	249	261	589	554
Other	138	76	245	187
Total	$1,446	$1,720	$3,172	$3,455

Index

Note 3 - Earnings per Share

The following table sets forth the computation of earnings per share.

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income applicable to common stock	$5,338	$4,846	$9,869	$9,251

Basic earnings per share computation
Weighted average common shares outstanding	3,845,175	3,561,453	3,699,200	3,564,106
Earnings per share – basic	$1.39	$1.36	$2.67	$2.60

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	3,845,175	3,561,453	3,699,200	3,564,106
Add: Dilutive effects of restricted stock	1,029	1,382	514	695
Weighted average common shares outstanding for dilutive earnings per share	3,846,204	3,562,835	3,699,714	3,564,801
Earnings per share – diluted	$1.39	$1.36	$2.67	$2.60

For the three months ended June 30, 2020 and 2019, there were 6,304 and 5,343 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had per share prices ranging from $59.24-$62.93 for the three month period ended June 30, 2020 and per share prices ranging from $50.65-$62.93 for the three month period ended June 30, 2019. For the six months ended June 30, 2020 and 2019, 6,304 and 5,343 shares, respectively, related to the restricted stock plan were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $59.24-$62.93 for the six month period ended June 30, 2020 and prices ranging from $50.65-$62.93 for the six month period ended June 30, 2019.

Note 4 – Investments

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at June 30, 2020 and December 31, 2019 were as follows (in thousands):

June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agency securities	$75,652	$2,818	$(34)	$78,436
U.S. treasury securities	27,418	839	-	28,257
Obligations of state and political subdivisions	81,695	1,991	(159)	83,527
Corporate obligations	4,250	71	-	4,321
Mortgage-backed securities in government sponsored entities	75,828	2,038	(47)	77,819
Total available-for-sale securities	$264,843	$7,757	$(240)	$272,360

December 31, 2019
Available-for-sale securities:
U.S. agency securities	$83,410	$1,523	$(70)	$84,863
U.S. treasury securities	27,394	267	-	27,661
Obligations of state and political subdivisions	60,667	865	(77)	61,455
Corporate obligations	3,250	78	-	3,328
Mortgage-backed securities in government sponsored entities	63,086	468	(155)	63,399
Total available-for-sale securities	$237,807	$3,201	$(302)	$240,706

Index
The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at June 30, 2020 and December 31, 2019 (in thousands). As of June 30, 2020, the Company owned 21 securities whose fair value was less than their cost basis.

June 30, 2020	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$4,022	$(34)	$-	$-	$4,022	$(34)
Obligations of state and political subdivisions	8,947	(159)	-	-	8,947	(159)
Mortgage-backed securities in government sponsored entities	4,344	(22)	3,580	(25)	7,924	(47)
Total securities	$17,313	$(215)	$3,580	$(25)	$20,893	$(240)

December 31, 2019
U.S. agency securities	$14,587	$(63)	$13,094	$(7)	$27,681	$(70)
Obligations of states and political subdivisions	7,508	(75)	1,507	(2)	9,015	(77)
Mortgage-backed securities in government sponsored entities	27,737	(97)	9,559	(58)	37,296	(155)
Total securities	$49,832	$(235)	$24,160	$(67)	$73,992	$(302)

As of June 30, 2020 and December 31, 2019, the Company’s investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, obligations of states and political subdivisions and mortgage backed securities issued by government sponsored entities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in fair value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or issuer-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Index
Proceeds from sales of securities available-for-sale for the three and six months ended June 30, 2020 were $5,476,000.There were no sales of available for sale securities during the three or six months ended June 30, 2019. The gross gains and losses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Gross gains on available for sale securities	$117	$-	$117	$-
Gross losses on available for sale securities	-	-	-	-
Net gains	$117	$-	$117	$-

The following table presents the net gains (losses) on the Company’s equity investments recognized in earnings during the three and six month periods ended June 30, 2020 and 2019, and the portion of unrealized gains for the period that relates to equity investments held at June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Equity securities	2020	2019	2020	2019
Net gains (losses) recognized in equity securities during the period	$11	$30	$(243)	$41
Less: Net gains realized on the sale of equity securities during the period	-	-	-	-
Net unrealized gains (losses)	$11	$30	$(243)	$41

Investment securities with an approximate carrying value of $221.7 million and $209.1 million at June 30, 2020 and December 31, 2019, respectively, were pledged to secure public funds, certain other deposits and borrowing lines.

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities (excludes equity securities) at June 30, 2020, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$15,308	$15,477
Due after one year through five years	66,358	69,524
Due after five years through ten years	51,976	53,386
Due after ten years	131,201	133,973
Total	$264,843	$272,360

Note 5 – Loans

The Company grants loans primarily to customers throughout north central, central and south central Pennsylvania and the southern tier of New York. The recently completed MidCoast acquisition has expanded our lending market into Wilmington and Dover, Delaware.   Although the Company had a diversified loan portfolio at June 30, 2020 and December 31, 2019, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for loan losses as of June 30, 2020 and December 31, 2019 (in thousands):

June 30, 2020	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$210,789	$1,194	$21	$209,574
Commercial	513,598	11,829	3,820	497,949
Agricultural	313,136	3,470	1,781	307,885
Construction	31,744	-	-	31,744
Consumer	30,973	-	-	30,973
Other commercial loans	132,503	1,741	-	130,762
Other agricultural loans	44,912	1,289	381	43,242
State and political subdivision loans	85,978	-	-	85,978
Total	1,363,633	19,523	6,003	1,338,107
Allowance for loan losses	14,827	888	-	13,939
Net loans	$1,348,806	$18,635	$6,003	$1,324,168

Index
December 31, 2019	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$217,088	$1,166	$23	$215,899
Commercial	342,023	11,537	1,210	329,276
Agricultural	311,464	3,782	-	307,682
Construction	15,519	-	-	15,519
Consumer	9,947	4	-	9,943
Other commercial loans	69,970	1,902	49	68,019
Other agricultural loans	55,112	1,281	-	53,831
State and political subdivision loans	94,446	-	-	94,446
Total	1,115,569	19,672	1,282	1,094,615
Allowance for loan losses	13,845	735	-	13,110
Net loans	$1,101,724	$18,937	$1,282	$1,081,505
The Company evaluated whether loans acquired as part of the MidCoast acquisition were within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired loans (“PCI”) are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. There were no material increases or decreases in the expected cash flows of these loans between April 17, 2020 (the “acquisition date”) and June 30, 2020. The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral. The carrying value of purchased loans acquired with deteriorated credit quality as a result of the MidCoast acquisition was $4,796,000 at June 30, 2020.

On the acquisition date, the preliminary estimate of the unpaid principal balance for all loans evidencing credit impairment acquired in the MidCoast acquisition was $8,005,000 and the estimated fair value of the loans was $4,869,000. Total contractually required payments on these loans, including interest, at the acquisition date was $8,801,000. However, the Company’s preliminary estimate of expected cash flows was $5,835,000 at the acquisition date. At the acquisition date, the Company established a credit risk related non-accretable discount (a discount representing amounts which are not expected to be collected from the customer nor liquidation of collateral) of $2,966,000 relating to these impaired loans, reflected in the recorded net fair value. Such amount is reflected as a non-accretable fair value adjustment to loans. The Company further estimated the timing and amount of expected cash flows in excess of the estimated fair value and established an accretable discount of $966,000 on the acquisition date relating to these impaired loans.

Index
The table below presents the components of the purchase accounting adjustments related to the purchased impaired loans acquired in the MidCoast Acquisition as of April 17, 2020 (in thousands):

April 17, 2020
Contractually required principal and interest at acquisition	$8,801
Non-accretable discount	(2,966)
Expected cash flows	5,835
Accretable discount	$(966)
Estimated fair value	$4,869

Changes in the accretable yield for PCI loans were as follows for the three and six months ended June 30, 2020 and 2019, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$88	$102	$89	$104
Acquisition of Midcoast	966	-	966	-
Accretion	(67)	(2)	(68)	(4)
Balance at end of period	$987	$100	$987	$100

The following table presents additional information regarding loans acquired with specific evidence of deterioration in credit quality under ASC 310-30 (in thousands):

	June 30, 2020	December 31, 2019
Outstanding balance	$10,589	$4,072
Carrying amount	6,003	1,282

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

Management considers other commercial loans, other agricultural loans, state and political subdivision loans, commercial real estate loans and agricultural real estate loans which are 90 days or more past due to be impaired. Management will also consider a loan impaired based on other factors it becomes aware of, including the customer’s results of operations and cash flows or if the loan is modified in a troubled debt restructuring. In addition, certain residential mortgages, home equity and consumer loans that are cross collateralized with commercial relationships that are determined to be impaired may also be classified as impaired. Impaired loans are analyzed to determine if it is probable that all amounts will not be collected according to the contractual terms of the loan agreement. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allocation to the allowance for loan losses or a charge-off to the allowance for loan losses.

Index
The following table includes the recorded investment and unpaid principal balances for impaired loan receivables by class, excluding PCI loans, with the associated allowance amount, if applicable (in thousands):

June 30, 2020	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate loans:
Mortgages	$1,272	$756	$297	$1,053	$20
Home Equity	163	79	62	141	10
Commercial	12,402	10,613	1,216	11,829	452
Agricultural	3,628	1,535	1,935	3,470	77
Other commercial loans	2,360	1,375	366	1,741	175
Other agricultural loans	1,377	125	1,164	1,289	154
Total	$21,202	$14,483	$5,040	$19,523	$888

December 31, 2019
Real estate loans:
Mortgages	$1,212	$794	$223	$1,017	$20
Home Equity	170	83	66	149	12
Commercial	12,070	10,723	814	11,537	251
Agricultural	3,900	1,580	2,202	3,782	151
Consumer	4	4	-	4	-
Other commercial loans	2,517	1,555	347	1,902	147
Other agricultural loans	1,347	126	1,155	1,281	154
Total	$21,220	$14,865	$4,807	$19,672	$735

The following tables includes the average balance of impaired loan receivables by class and the income recognized on these receivables for the three and six month periods ended June 30, 2020 and 2019 (in thousands):

	For the Six Months Ended
	June 30, 2020			June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis
Real estate loans:
Mortgages	$1,047	$10	$-	$1,088	$9	$-
Home Equity	144	3	-	90	2	-
Commercial	11,529	219	2	11,699	230	11
Agricultural	3,761	40	-	5,205	56	-
Consumer	3	-	-	1	-	-
Other commercial loans	1,822	2	-	2,096	1	-
Other agricultural loans	1,283	4	-	1,424	4	-
Total	$19,589	$278	$2	$21,603	$302	$11

Index
	For the Three Months Ended
	June 30, 2020			June 30, 2019
Real estate loans:
Mortgages	$1,062	$5	$-	$1,073	$5	$-
Home Equity	142	1	-	95	1	-
Commercial	11,572	115	-	10,849	111	5
Agricultural	3,746	19	-	4,835	24	-
Consumer	2	-	-	2	-	-
Other commercial loans	1,805	1	-	2,056	-	-
Other agricultural loans	1,290	2	-	1,416	2	-
Total	$19,619	$143	$-	$20,326	$143	$5

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

Index
The following tables represent credit exposures by internally assigned grades as of June 30, 2020 and December 31, 2019 (in thousands):

June 30, 2020	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$499,279	$6,022	$8,258	$39	$-	$513,598
Agricultural	282,906	15,843	14,387	-	-	313,136
Construction	31,744	-	-	-	-	31,744
Other commercial loans	126,757	1,626	4,060	60	-	132,503
Other agricultural loans	41,151	1,027	2,734	-	-	44,912
State and political subdivision loans	85,592	-	386	-	-	85,978
Total	$1,067,429	$24,518	$29,825	$99	$-	$1,121,871

December 31, 2019	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$329,831	$4,305	$7,848	$39	$-	$342,023
Agricultural	287,044	14,261	10,159	-	-	311,464
Construction	15,519	-	-	-	-	15,519
Other commercial loans	66,880	984	2,042	64	-	69,970
Other agricultural loans	51,711	1,077	2,324	-	-	55,112
State and political subdivision loans	93,993	-	453	-	-	94,446
Total	$844,978	$20,627	$22,826	$103	$-	$888,534

For residential real estate mortgages, home equity and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below, and all loans past due 90 or more days and still accruing. The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2020 and December 31, 2019 (in thousands):

June 30, 2020	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$152,008	$1,061	$21	$153,090
Home Equity	57,644	55	-	57,699
Consumer	30,950	23	-	30,973
Total	$240,602	$1,139	$21	$241,762

December 31, 2019	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$156,151	$904	$23	$157,078
Home Equity	59,950	60	-	60,010
Consumer	9,939	8	-	9,947
Total	$226,040	$972	$23	$227,035

Index
Aging Analysis of Past Due Loan Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loan receivables as of June 30, 2020 and December 31, 2019 (in thousands):

June 30, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	PCI	Total Financing Receivables	90 Days or Greater and Accruing
Real estate loans:
Mortgages	$129	$384	$511	$1,024	$152,045	$21	$153,090	$169
Home Equity	227	47	51	325	57,374	-	57,699	-
Commercial	1,210	913	4,942	7,065	502,713	3,820	513,598	416
Agricultural	1,250	1,928	4	3,182	308,173	1,781	313,136	-
Construction	-	-	-	-	31,744	-	31,744	-
Consumer	136	33	20	189	30,784	-	30,973	20
Other commercial loans	78	2	1,642	1,722	130,781	-	132,503	49
Other agricultural loans	60	1,290	20	1,370	43,161	381	44,912	-
State and political subdivision loans	-	-	-	-	85,978	-	85,978	-
Total	$3,090	$4,597	$7,190	$14,877	$1,342,753	$6,003	$1,363,633	$654

Loans considered non-accrual	$2	$2,699	$6,536	$9,237	$1,456	$-	$10,693
Loans still accruing	3,088	1,898	654	5,640	1,341,297	6,003	1,352,940
Total	$3,090	$4,597	$7,190	$14,877	$1,342,753	$6,003	$1,363,633

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	PCI	Total Loan Receivables	90 Days or Greater and Accruing
Real estate loans:
Mortgages	$581	$57	$319	$957	$156,098	$23	$157,078	$1
Home Equity	334	11	56	401	59,609	-	60,010	1
Commercial	750	573	3,720	5,043	335,770	1,210	342,023	-
Agricultural	118	-	785	903	310,561	-	311,464	299
Construction	-	-	-	-	15,519	-	15,519	-
Consumer	113	10	8	131	9,816	-	9,947	2
Other commercial loans	217	71	1,946	2,234	67,687	49	69,970	184
Other agricultural loans	29	32	-	61	55,051	-	55,112	-
State and political subdivision loans	-	-	-	-	94,446	-	94,446	-
Total	$2,142	$754	$6,834	$9,730	$1,104,557	$1,282	$1,115,569	$487

Loans considered non-accrual	$90	$95	$6,347	$6,532	$5,004	$-	$11,536
Loans still accruing	2,052	659	487	3,198	1,099,553	1,282	1,104,033
Total	$2,142	$754	$6,834	$9,730	$1,104,557	$1,282	$1,115,569

Index
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

The following table reflects the loan receivables, excluding PCI loans, on non-accrual status as of June 30, 2020 and December 31, 2019, respectively. The balances are presented by class of loan receivable (in thousands):

	June 30, 2020	December 31, 2019
Real estate loans:
Mortgages	$892	$903
Home Equity	55	59
Commercial	5,005	5,080
Agricultural	2,046	2,578
Consumer	3	6
Other commercial loans	1,657	1,837
Other agricultural loans	1,035	1,073
	$10,693	$11,536

Loan Modifications Related to COVID-19

The Company has elected to follow the loan modification guidance under Section 4013 of the CARES Act with regard to COVID-19 modifications made between March 1, 2020 and the earlier of either December 31, 2020 or the 60th day after the end of the COVID-19 national emergency. Under section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. A modification of six months or less is considered to be a short-term loan modification. In response to the COVID-19 pandemic, the Company has prudently executed loan modifications for existing loan customers, which includes deferrals of interest and in certain cases deferrals of principal and interest. The following table presents information regarding loans which were subject to a loan modification related to COVID-19, with balances as of the date of modification and June 30, 2020, as well as the balance by modification type as of June 30, 2020.

Index
June 30	Number of loans	Balance as of Modification date	Number of modified loan as of June 30, 2020	Balance as of June 30, 2020	% of loans as of June 30, 2020
Real estate loans:
Mortgages	46	$9,803	12	$1,962	1.28%
Home Equity	27	1,283	2	80	0.14%
Commercial	246	140,632	67	42,867	8.35%
Agricultural	43	15,833	18	6,658	2.13%
Construction	3	1,178	2	196	0.62%
Consumer	10	68	1	7	0.02%
Other commercial loans	88	24,077	25	1,292	0.98%
Other agricultural loans	46	3,347	7	2,335	5.20%
Total	509	$196,221	134	$55,397	4.06%

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to structure more affordable terms before their loan reaches nonaccrual status. These restructured terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of interest or principal, or both, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company’s investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower’s ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  As of June 30, 2020 and December 31, 2019, included within the allowance for loan losses are reserves of $290,000 and $345,000 respectively, that are associated with loans modified as TDRs.

Loan modifications that are considered TDRs completed during the three and six months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	For the Three Months Ended June 30, 2020
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification

Real estate loans:
Commercial	-	2	$-	$406	$-	$406
Total	-	2	$-	$406	$-	$406

	For the Six Months Ended June 30, 2020
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification

Real estate loans:
Commercial	-	2	$-	$406	$-	$406
Agricultural	-	1	-	150	-	150
Total	-	3	$-	$556	$-	$556

Index
	For the Three Months Ended June 30, 2019
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Mortgages	-	1	$-	$4	$-	$4
Home Equity	-	1	-	40	-	40
Commercial	-	4	-	222	-	222
Total	-	6	$-	$266	$-	$266

	For the Six Months Ended June 30, 2019
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Mortgages	-	1	$-	$4	$-	$4
Home Equity	-	1	-	40	-	40
Commercial	-	5	-	799	-	799
Total	-	7	$-	$843	$-	$843

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism on modified loans occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The following table presents the recorded investment in loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which began January 1, 2020 and 2019 (6 month periods) and April 1, 2020 and 2019 (3 month periods), respectively, and that subsequently defaulted during these reporting periods (dollars in thousands):

	For the Three Months Ended				For the Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Real estate loans:
Commercial	-	$-	1	$542	-	$-	1	$542
Agricultural	-	-	1	1,439	-	-	1	1,439
Other agricultural loans	-	-	3	137	-	-	4	261
Total recidivism	-	$-	5	$2,118	-	$-	6	$2,242

Index
Allowance for Loan Losses

The following table segregates the allowance for loan losses (ALLL) into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2020 and December 31, 2019, respectively (in thousands):

	June 30, 2020			December 31, 2019
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real estate loans:
Residential	$30	$1,176	$1,206	$32	$1,082	$1,114
Commercial	452	4,492	4,944	251	4,298	4,549
Agricultural	77	4,984	5,061	151	4,871	5,022
Construction	-	81	81	-	43	43
Consumer	-	362	362	-	112	112
Other commercial loans	175	1,026	1,201	147	1,108	1,255
Other agricultural loans	154	667	821	154	807	961
State and political subdivision loans	-	547	547	-	536	536
Unallocated	-	604	604	-	253	253
Total	$888	$13,939	$14,827	$735	$13,110	$13,845

The following tables roll forward the balance of the ALLL by portfolio segment for the three and six months ended June 30, 2020 and 2019, respectively (in thousands):

	For the three months ended June 30, 2020
	Balance at March 31, 2020	Charge-offs	Recoveries	Provision	Balance at June 30, 2020
Real estate loans:
Residential	$1,154	$-	$-	$52	$1,206
Commercial	4,729	-	33	182	4,944
Agricultural	4,878	-	-	183	5,061
Construction	56	-	-	25	81
Consumer	117	(10)	4	251	362
Other commercial loans	1,297	-	3	(99)	1,201
Other agricultural loans	835	-	-	(14)	821
State and political subdivision loans	558	-	-	(11)	547
Unallocated	623	-	-	(19)	604
Total	$14,247	$(10)	$40	$550	$14,827

	For the three months ended June 30, 2019
	Balance at March 31, 2019	Charge-offs	Recoveries	Provision	Balance at June 30, 2019
Real estate loans:
Residential	$1,089	$-	$-	$(23)	$1,066
Commercial	4,130	(93)	-	363	4,400
Agricultural	4,392	-	-	140	4,532
Construction	32	-	-	4	36
Consumer	124	(8)	7	(5)	118
Other commercial loans	1,283	(38)	2	81	1,328
Other agricultural loans	756	-	-	(15)	741
State and political subdivision loans	565	-	-	(26)	539
Unallocated	713	-	-	(169)	544
Total	$13,084	$(139)	$9	$350	$13,304

Index
	For the six months ended June 30, 2020
	Balance at December 31, 2019	Charge-offs	Recoveries	Provision	Balance at June 30, 2020
Real estate loans:
Residential	$1,114	$-	$-	$92	$1,206
Commercial	4,549	(1)	34	362	4,944
Agricultural	5,022	-	-	39	5,061
Construction	43	-	-	38	81
Consumer	112	(18)	12	256	362
Other commercial loans	1,255	-	5	(59)	1,201
Other agricultural loans	961	-	-	(140)	821
State and political subdivision loans	536	-	-	11	547
Unallocated	253	-	-	351	604
Total	$13,845	$(19)	$51	$950	$14,827

	For the six months ended June 30, 2019
	Balance at December 31, 2018	Charge-offs	Recoveries	Provision	Balance at June 30, 2019
Real estate loans:
Residential	$1,105	$-	$-	$(39)	$1,066
Commercial	4,115	(293)	-	578	4,400
Agricultural	4,264	-	-	268	4,532
Construction	58	-	-	(22)	36
Consumer	120	(22)	18	2	118
Other commercial loans	1,354	(38)	5	7	1,328
Other agricultural loans	752	-	-	(11)	741
State and political subdivision loans	762	-	-	(223)	539
Unallocated	354	-	-	190	544
Total	$12,884	$(353)	$23	$750	$13,304

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

Index
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

For the three and six months ended June 30, 2020, the allowance for all categories was increased due to a general deterioration in economic activity and increase in unemployment as a result of the Covid-19 pandemic. In addition, commercial real estate was increased due to an increase in past due and nonaccrual loans. The decrease in the provision for other agricultural loans is due to the decrease in outstanding loans in these loan portfolios as of June 30, 2020 compared to December 31, 2019. The decrease in the provision for other commercial loans is due to the decrease in the unguaranteed balance of other commercial loans from December 31, 2019 to June 30, 2020, excluding loans acquired as part of the MidCoast acquisition.

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

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of June 30, 2020 and December 31, 2019, included within other assets are $2,853,000 and $3,404,000, respectively, of foreclosed assets. As of June 30, 2020, included within the foreclosed assets are $167,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of June 30, 2020, the Company had initiated formal foreclosure proceedings on $723,000 of consumer residential mortgages, which had not yet been transferred into foreclosed assets In accordance with various state regulations, foreclosure actions have been suspended into the third quarter.

Index

Note 6 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020			December 31, 2019
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$1,838	$(1,174)	$664	$1,718	$(1,077)	$641
Core deposit intangibles	1,943	(1,186)	757	1,786	(1,081)	705
Covenant not to compete	125	(125)	-	125	(125)	-
Total amortized intangible assets	$3,906	$(2,485)	$1,421	$3,629	$(2,283)	$1,346
Unamortized intangible assets:
Goodwill	$31,376			$23,296

(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for amortized intangible assets for the next five years (in thousands). We based our projections of amortization expense shown below on existing asset balances at June 30, 2020. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Covenant not to compete	Total
Three months ended June 30, 2020 (actual)	$49	$55	$-	$104
Six months ended June 30, 2020 (actual)	97	105	-	202
Three months ended June 30, 2019 (actual)	46	58	8	112
Six months ended June 30, 2019 (actual)	94	116	16	226
Estimate for year ending December 31,
Remaining 2020	98	112	-	210
2021	165	192	-	357
2022	128	156	-	284
2023	97	121	-	218
2024	71	85	-	156
Thereafter	105	91	-	196
Total	$664	$757	$-	$1,421

Note 7 - Employee Benefit Plans

For additional detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 11 of the Company’s Consolidated Financial Statements included in the 2019 Annual Report on Form 10-K.

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

Index
For employees who are eligible to participate in the Pension Plan, the Pension Plan requires benefits to be paid to eligible employees based primarily upon age and compensation rates during employment.  Upon retirement or other termination of employment, employees can elect either an annuity benefit or a lump sum distribution of vested benefits in the Pension Plan.

The following sets forth the components of net periodic benefit costs of the Pension Plan and the line item on the Consolidated Statement of Income where such amounts are included, for the three and six months ended June 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	Affected line item on the Consolidated Statement of Income
Service cost	$82	$89	$165	$178	Salary and Employee Benefits
Interest cost	79	139	166	278	Other Expenses
Expected return on plan assets	(206)	(205)	(431)	(410)	Other Expenses
Partial Settlement	307	-	307	-	Other Expenses
Net amortization and deferral	55	62	117	123	Other Expenses
Net periodic benefit cost	$317	$85	$324	$169

The Bank does not expect to contribute to the Pension Plan during 2020.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  In April of 2016, the Company’s stockholders authorized a total of 150,000 shares of the Company’s common stock to be made available under the Plan. As of June 30, 2020, 124,564 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted stock during the three and six months ended June 30, 2020:

	Three months		Six months
	Unvested Shares	Weighted Average Market Price	Unvested Shares	Weighted Average Market Price
Outstanding, beginning of period	10,197	$60.12	10,877	$60.11
Granted	4,647	51.16	4,647	51.23
Vested	(4,058)	(59.23)	(4,738)	(59.32)
Outstanding, end of period	10,786	$56.60	10,786	$56.60

Compensation expense related to restricted stock is recognized, based on the market price of the stock at the grant date, over the vesting period. Compensation expense related to restricted stock was $165,000 and $141,000 for the six months ended June 30, 2020 and 2019, respectively. For the three months ended June 30, 2020 and 2019, compensation expense totaled $83,000 and $74,000, respectively. At June 30, 2020, the total compensation cost related to nonvested awards that had not yet been recognized was $610,000, which is expected to be recognized over the next three years.

Index

Note 8 – Accumulated Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Six months ended June 30, 2020
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of December 31, 2019	$2,290	$(2,919)	$-	$(629)
Other comprehensive income (loss) before reclassifications (net of tax)	3,740	-	(446)	3,294
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	(92)	334	-	242
Net current period other comprehensive income (loss)	3,648	334	(446)	3,536
Balance as of June 30, 2020	$5,938	$(2,585)	$(446)	$2,907

	Six months ended June 30, 2019
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of December 31, 2018	$(973)	$(2,948)	$-	$(3,921)
Other comprehensive income (loss) before reclassifications (net of tax)	3,488	-	-	3,488
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	96	-	96
Net current period other comprehensive income (loss)	3,488	96	-	3,584
Balance as of June 30, 2019	$2,515	$(2,852)	$-	$(337)

	Three months ended June 30, 2020
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of March 31, 2020	$5,714	$(2,796)	$-	$2,918
Other comprehensive income (loss) before reclassifications (net of tax)	316	-	(446)	(130)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	(92)	211	-	119
Net current period other comprehensive income (loss)	224	211	(446)	(11)
Balance as of June 30, 2020	$5,938	$(2,585)	$(446)	$2,907

	Three months ended June 30, 2019
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of March 31, 2019	$75	$(2,900)	$-	$(2,825)
Other comprehensive income (loss) before reclassifications (net of tax)	2,440	-	-	2,440
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	48	-	48
Net current period other comprehensive income (loss)	2,440	48	-	2,488
Balance as of June 30, 2019	$2,515	$(2,852)	$-	$(337)

(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheet.

Index
The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the Consolidated Statement of Income
	Three Months Ended June 30, 2020
	2020	2019
Unrealized gains and losses on available for sale securities
	$117	$-	Available for sale securities gains, net
	(25)	-	Provision for income taxes
	$92	$-	Net of tax

Defined benefit pension items
	$(267)	$(62)	Other expenses
	56	14	Provision for income taxes
	$(211)	$(48)	Net of tax

Total reclassifications	$(119)	$(48)

	Six Months Ended June 30,
	2020	2019
Unrealized gains and losses on available for sale securities
	$117	$-	Available for sale securities gains, net
	(25)	-	Provision for income taxes
	$92	$-	Net of tax

Defined benefit pension items
	$(423)	$(123)	Other expenses
	89	27	Provision for income taxes
	$(334)	$(96)	Net of tax

Total reclassifications	$(242)	$(96)

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

Index
A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the Company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. Our valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstances that caused the transfer, which generally coincides with the Company’s monthly and/or quarterly valuation process.

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

The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of June 30, 2020 and December 31, 2019 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

June 30, 2020	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$703	$-	$-	$703
Available for sale securities:
U.S. Agency securities	-	78,436	-	78,436
U.S. Treasury securities	28,257	-	-	28,257
Obligations of state and political subdivisions	-	83,527	-	83,527
Corporate obligations	-	4,321	-	4,321
Mortgage-backed securities in government sponsored entities	-	77,819	-	77,819
Liabilities
Interest Rate Swaps	-	566	-	566

December 31, 2019	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$701	$-	$-	$701
Available for sale securities:
U.S. Agency securities	-	84,863	-	84,863
U.S. Treasuries securities	27,661	-	-	27,661
Obligations of state and political subdivisions	-	61,455	-	61,455
Corporate obligations	-	3,328	-	3,328
Mortgage-backed securities in government sponsored entities	-	63,399	-	63,399

Index
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis as of June 30, 2020 and December 31, 2019 are included in the table below (in thousands):

June 30, 2020	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$4,056	$4,056
Other real estate owned	-	-	2,746	2,746

December 31, 2019	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$3,860	$3,860
Other real estate owned	-	-	3,299	3,299

•
Impaired Loans - The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level III measurement.  If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. The fair values above excluded estimated selling costs of $458,000 and $424,000 at June 30, 2020 and December 31, 2019, respectively.

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

June 30, 2020	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	$4,056	Appraised Collateral Values	Discount for time since appraisal	0-100%	16.37%
			Selling costs	5%-10%	9.29%
			Holding period	0 - 12 months	11.86 months

Other real estate owned	2,746	Appraised Collateral Values	Discount for time since appraisal	5-30%	18.47%

December 31, 2019	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	3,860	Appraised Collateral Values	Discount for time since appraisal	0-100%	19.22%
			Selling costs	5%-10%	9.26%
			Holding period	6 - 12 months	11.76 months

Other real estate owned	3,299	Appraised Collateral Values	Discount for time since appraisal	5-43%	16.37%

Index
Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

June 30, 2020	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$14,256	$14,966	$-	$-	$14,966
Loans held for sale	17,468	17,468	-	-	17,468
Net loans	1,348,806	1,356,103	-	-	1,356,103

Financial liabilities:
Deposits	1,513,284	1,519,336	1,134,398	-	384,938
Borrowed funds	85,135	85,375	-	-	85,375

	Carrying
December 31, 2019	Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$14,256	$14,635	$-	$-	$14,635
Loans held for sale	815	815	-	-	815
Net loans	1,101,724	1,091,006	-	-	1,091,006

Financial liabilities:
Deposits	1,211,118	1,211,200	938,387	-	272,813
Borrowed funds	85,117	84,581	-	-	84,581

The carrying amounts for cash and due from banks, bank owned life insurance, regulatory stock, accrued interest receivable and payable approximate fair value and are considered Level I measurements.

Note 10 – Acquisition of MidCoast Community Bancorp, Inc.

In the second quarter of 2019, the Company announced the signing of a definitive merger agreement to acquire 100% of the outstanding equity interest of MidCoast Community Bancorp, Inc. (“MidCoast”) for $6.50 per share in cash and stock. MidCoast was a Pennsylvania Corporation that conducted its business primarily through, its wholly owned subsidiary MidCoast Community Bank, which operated from a main office in Wilmington, Delaware, and two branches in Wilmington, Delaware, and one branch in Dover, Delaware.

The transaction closed on April 17, 2020, with MidCoast Community Bank having been merged into First Citizens Community Bank, with First Citizens Community Bank as the surviving entity. The acquisition established the Company’s presence in the Wilmington and Dover, Delaware markets.

Under the terms of the merger agreement, the Company acquired all of the outstanding shares of MidCoast for a total purchase price of approximately $26,843,000.  As a result of the acquisition, the Company issued 373,356 common shares and $7.6 million in cash to the former shareholders of MidCoast. The shares were issued with a value of $51.50 per share, which was based on the close price of the Company’s stock on April 17, 2020.

Index
The acquired assets and assumed liabilities were measured at estimated fair values. Management made significant estimates and exercised significant judgment in accounting for the acquisition.  Management measured loan fair values based on loan file reviews, appraised collateral values, expected cash flows, and historical loss factors of MidCoast.  Real estate acquired through foreclosure was primarily valued based on appraised collateral values.  The Company also recorded an identifiable intangible asset representing the core deposit base of MidCoast based on management’s evaluation of the cost of such deposits relative to alternative funding sources.  Management used significant estimates including the average lives of depository accounts, future interest rate levels, and the cost of servicing various depository products.

The business combination resulted in the acquisition of loans with and without evidence of credit quality deterioration. MidCoast’s loans were deemed to have credit impairment at the acquisition date if the Company did not expect to receive all contractually required cash flows due to concerns about credit quality.  Such loans were fair valued and the difference between contractually required payments at the acquisition date and cash flows expected to be collected was recorded as a non-accretable difference. At the acquisition date, the Company recorded $4,869,000 of purchased credit-impaired loans. The method of measuring carrying value of purchased loans differs from loans originated by the Company (originated loans), and as such, the Company identifies purchased loans and purchased loans with a credit quality discount and originated loans at amortized cost.

MidCoast’s loans without evidence of credit deterioration were fair valued by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value.  Additionally, consideration was given to management’s best estimates of default rates and pre-payment speeds.

The following table summarizes the purchase of MidCoast as of April 17, 2020:

(In Thousands, Except Per Share Data)
Purchase Price Consideration in Common Stock
Citizens Financial Services, Inc. shares issued	373,356
Value assigned to Citizens Financial Services, Inc. common share	$51.50
Purchase price assigned to MidCoast common shares exchanged for Citizens Financial Services, Inc.		$19,228
Purchase Price Consideration - Cash for Common Stock
Purchase price assigned to The First National Bank of Fredericksburg common shares exchanged for cash		7,615
Total Purchase Price		26,843
Net Assets Acquired:
MidCoast Community Bancorp, Inc shareholders’ equity	$24,330
Adjustments to reflect assets acquired at fair value:
Investments
Loans
Interest rate	1,424
General credit	(4,375)
Specific credit - non-amortizing	(2,135)
Specific credit - amortizing	(966)
Core deposit intangible	157
Owned premises	(426)
Other assets	65
Deferred tax assets	2,217
Adjustments to reflect liabilities acquired at fair value:
Time deposits	(1,018)
Borrowings	(497)
Other liabilities	(13)
		18,763
Goodwill resulting from merger		$8,080

Index
The following condensed statement reflects the amounts recognized as of the acquisition date for each major class of asset acquired and liability assumed:

(In Thousands)
Total purchase price		$26,843
Net assets acquired:
Cash and cash equivalents	$8,637
Loans	223,235
Premises and equipment, net	1,787
Accrued interest receivable	586
Bank-owned life insurance	3,766
Intangibles	157
Deferred tax asset	3,402
Other assets	2,878
Time deposits	(123,841)
Deposits other than time deposits	(84,985)
Accrued interest payable	(164)
Borrowings	(15,497)
Other liabilities	(1,198)
		18,763
Goodwill resulting from the MidCoast merger		$8,080

The Company recorded goodwill and other intangibles associated with the acquisition of MidCoast totaling $8,237,000.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Company did not recognize any impairment from April 17, 2020 to June 30, 2020. None of the goodwill acquired is expected to be deductible for tax purposes.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. For the period from April 17, 2020 to June 30, 2020, no such adjustments were recorded.  The identifiable intangible asset consists of core deposit intangibles which are being amortized on an accelerated basis over the useful life of such assets.  The gross carrying amount of the core deposit intangible at June 30, 2020 was $157,000, with $5,000 accumulated amortization, respectively, as of that date.

As of June 30, 2020, the current year and estimated future amortization expense for the core deposit intangibles was (in thousands):

Core deposit intangibles
Three months ended June 30, 2020 (actual)	$5
Six months ended June 30, 2020 (actual)	5
Estimate for year ending December 31,
Remaining 2020	14
2021	27
2022	24
2023	21
2024	18
Thereafter	48
Total	$152

Index
Amounts recognized separately from the acquisition include primarily legal fees, investment banking fees, system conversion costs, severance costs and contract termination costs. These costs were included in merger and acquisition expenses within non-interest expenses on the Consolidated Statement of Income and amounted to approximately $1,790,000 for the quarter ended June 30, 2020.

Results of operations for MidCoast prior to the acquisition date are not included in the Consolidated Statement of Income for the quarter ended June 30, 2020.

The following table presents financial information regarding the former MidCoast operations included in our Consolidated Statement of Income from the date of acquisition through June 30, 2020 under the column “Actual from Acquisition Date through June 30, 2020”.  In addition, the following table presents unaudited pro forma information as if the acquisition of MidCoast had occurred on January 1, 2019 under the “Pro Forma” columns.  The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited proforma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition.  Merger and acquisition integration costs and amortization of fair value adjustments are included in the numbers below.

		Unaudited Pro Forma for
	Actual from Acquisition	Three Months Ended		Six Months Ended
	Date Through	June 30,		June 30,
(In Thousands, Except Per Share Data)	June 30, 2020	2020	2019	2020	2019
Net interest income	$2,261	$18,710	$14,955	$37,206	$29,514
Non-interest income	33	2,326	2,091	4,241	4,177
Net income	1,092	3,478	5,440	8,628	10,800
Pro forma earnings per share:
Basic		$1.03	$1.38	$2.20	$2.74
Diluted		$1.02	$1.38	$2.20	$2.74

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

Index
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

Index

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

Index
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

In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, to clarify its new credit impairment guidance in ASC 326, based on implementation issues raised by stakeholders. This Update clarified, among other things, that expected recoveries are to be included in the allowance for credit losses for these financial assets; an accounting policy election can be made to adjust the effective interest rate for existing troubled debt restructurings based on the prepayment assumptions instead of the prepayment assumptions applicable immediately prior to the restructuring event; and extends the practical expedient to exclude accrued interest receivable from all additional relevant disclosures involving amortized cost basis. The effective dates in this Update are the same as those applicable for ASU 2019-10. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial position or results of operations.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), to simplify the accounting for income taxes, change the accounting for certain tax transactions, and make minor improvements to the codification. This Update provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. The Update also changes current guidance for making an intraperiod allocation, if there is a loss in continuing operations and gains outside of continuing operations; determining when a deferred tax liability is recognized after an investor in a foreign entity transitions to or from the equity method of accounting; accounting for tax law changes and year-to-date losses in interim periods; and determining how to apply the income tax guidance to franchise taxes that are partially based on income. For public business entities, the amendments in this Update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial position or results of operations.

In January 2020, the FASB issued ASU 2020-1, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), to clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments also clarify that, for the purpose of applying paragraph 815-10-15-141(a) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option, in accordance with the financial instruments guidance in Topic 825. An entity also would evaluate the remaining characteristics in paragraph 815-10-15-141 to determine the accounting for those forward contracts and purchased options. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial position or results of operations.

Index
In January 2020, the FASB issued ASU 2020-2, Financial Instruments – Credit Losses (Topic 326) and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), February 2020, to add and amend SEC paragraphs in the Accounting Standards Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 119, related to the new credit losses standard, and comments by the SEC staff related to the revised effective date of the new leases standard. This ASU is effective upon issuance. This did not have a significant impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-3, Codification Improvements to Financial Instruments. This ASU was issued to improve and clarify various financial instruments topics, including the current expected credit losses (CECL) standard issued in 2016. The ASU includes seven issues that describe the areas of improvement and the related amendments to GAAP; they are intended to make the standards easier to understand and apply and to eliminate inconsistencies, and they are narrow in scope and are not expected to significantly change practice for most entities. Among its provisions, the ASU clarifies that all entities, other than public business entities that elected the fair value option, are required to provide certain fair value disclosures under ASC 825, Financial Instruments, in both interim and annual financial statements. It also clarifies that the contractual term of a net investment in a lease under Topic 842 should be the contractual term used to measure expected credit losses under Topic 326. Amendments related to ASU 2019-04 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is not permitted before an entity’s adoption of ASU 2016-01. Amendments related to ASU 2016-13 for entities that have not yet adopted that guidance are effective upon adoption of the amendments in ASU 2016-13. Early adoption is not permitted before an entity’s adoption of ASU 2016-13. Amendments related to ASU 2016-13 for entities that have adopted that guidance are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. Other amendments are effective upon issuance of this ASU. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial position or results of operations.

In March 2020, the FASB issued ASU 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, March 2020, to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by what the guidance calls reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Also, entities can elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, and can make a one-time election to sell and/or reclassify held-to-maturity debt securities that reference an interest rate affected by reference rate reform. The amendments in this ASU are effective for all entities upon issuance through December 31, 2022. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s consolidated financial position or results of operations.

Index

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

Index
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

Introduction

The following is management’s discussion and analysis of the financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results you may expect for the full year.

The Company currently engages in the general business of banking throughout our service area of Potter, Tioga, Clinton, Bradford and Centre counties in north central Pennsylvania, Lebanon, Berks, Schuylkill and Lancaster counties in south central Pennsylvania and Allegany County in southern New York and with the recently closed MidCoast acquisition, the Cities of Wilmington and Dover, Delaware. We also have a limited branch office in Union county, Pennsylvania, which primarily serves agricultural and commercial customers in the central Pennsylvania market. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 31 banking facilities, 30 of which operate as bank branches.  In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy, Fivepointville, State College and two branches near the city of Lebanon, Pennsylvania. The Fivepointville branch was opened in the first quarter of 2019. The limited branch office is located in Winfield, Pennsylvania. In New York, our office is in Wellsville. With the merger MidCoast completed in the second quarter, we added three branches in Delaware with two being in the Wilmington market and one in Dover.

Covid-19 Pandemic Response and Loan Profile

In response to the Covid-19 pandemic, the Company created a payment relief program that includes the following:
•	Waiver of late fees for March, April and May
•	Interest only payment options for consumers and businesses for 60-90 days.
•	Deferral of principal payments for consumers and businesses in certain industries for 60-120 days
•	Waiver of Company ATM fees for customers utilizing foreign ATMS through May
•	Waiver of early withdrawal penalties through May 1, 2020 on CDs

Index
Through June 30, 2020, we have modified 509 loans totaling $196.2 million, primarily business related loans. As of June 30, 2020, loans with aggregate balances of $55.4 million were still under a modified agreement. Customers with balances totaling $23.6 million as of June 30, 2020 required a second round of relief, which is included in the $55.4 million as of June 30, 2020. Of the $55.4 million modifications outstanding as of June 30, 2020, $48.1 million mature by the end of July 2020, with an additional $5.3 million maturing in August and the remainder maturing in September. Additionally, in accordance with government regulations, we have paused all foreclosure actions in accordance with state mandates.

We also are participating in the Paycheck Protection Program for loans provided under the auspices of the Small Business Adminstration (SBA). As of June 30, 2020, we had outstanding 570 loans with balances totaling $53.7 million that earn interest at 1% per annum and are expected to generate fee revenue of approximately $2.1 million over the next 24 months. A portion of these loans may be forgiven by the SBA depending on the customers usage of the proceeds.

The Company tracks industry concentrations to identify risks that could lead to additional credit exposure. As a result of the Covid 19 pandemic, the Company has determined that Hotels/Motels and restaurants represent a higher level of credit risk. At June 30, 2020, the Company has limited loan concentrations to these industries as follows:
•	Hotels/Motels - $34.8 million or 2.6% of outstanding loans
•	Restaurants - $25.5 million or 1.9% of outstanding loans

Our agricultural relationships are also being strained by the pandemic as demand for certain products has declined and processing plant issues have resulted in further strains on our customers as a result of the pandemic. Agricultural lending comprises $360.1 million, or 26.4% of outstanding balances as of June 30, 2020.

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

Index
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

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Balance Sheets since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of June 30, 2020 and December 31, 2019, the Trust Department had $129.5 million and $134.3 million of assets under management, respectively.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Balance Sheets since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives decreased from $215.4 million at December 31, 2019 to $212.6 million at June 30, 2020. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, especially in our central and south central Pennsylvania markets.

Results of Operations

Overview of the Income Statement

The Company had net income of $9,869,000 for the first six months of 2020 compared to $9,251,000 for last year’s comparable period, an increase of $618,000, or 6.7%. Basic earnings per share for the first six months of 2020 were $2.67, compared to $2.60 last year, representing a 2.7% increase.  Annualized return on assets and return on equity for the six months of 2020 were 1.24% and 11.90%, respectively, compared with 1.28% and 12.61% for last year’s comparable period.

Net income for the three months ended June 30, 2020 was $5,338,000 compared to $4,846,000 in the comparable 2019 period, an increase of $492,000 or 10.2%. Basic earnings per share for the three months ended June 30, 2020 were $1.39, compared to $1.36 last year, representing a 2.2% increase. Annualized return on assets and return on equity for the quarter ended June 30, 2020 was 1.25% and 12.28%, respectively, compared with 1.34% and 13.09% for the same 2019 period.

Index
Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense paid on interest-bearing liabilities.

Net interest income for the first six months of 2020 was $29,176,000, an increase of $4,925,000, or 20.3%, compared to the same period in 2019.  For the first six months of 2020 the provision was $950,000, an increase of $200,000 over the comparable period in 2019. Consequently, net interest income after the provision for loan losses was $28,226,000 in the first six months of 2020 compared to $23,501,000 during the first six months of 2019.

For the three months ended June 30, 2020, net interest income was $16,286,000 compared to $12,336,000, an increase of $3,950,000, or 32.0% over the comparable period in 2019. The provision for loan losses this quarter was $550,000 compared to $350,000 for last year’s second quarter.  Consequently, net interest income after the provision for loan losses was $15,736,000 for the quarter ended June 30, 2020 compared to $11,986,000 in 2019.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the three and six months ended June 30, 2020 and 2019 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates Six Months Ended
	June 30, 2020			June 30, 2019
(dollars in thousands)	Average Balance (1) $	Interest $	Average Rate %	Average Balance (1) $	Interest $	Average Rate %
ASSETS
Short-term investments:
Interest-bearing deposits at banks	19,013	9	0.10	9,165	13	0.29
Total short-term investments	19,013	9	0.10	9,165	13	0.29
Interest bearing time deposits at banks	14,329	183	2.57	15,498	195	2.54
Investment securities:
Taxable	181,469	2,410	2.66	192,737	2,490	2.58
Tax-exempt (3)	69,896	1,079	3.09	57,482	926	3.22
Total investment securities	251,365	3,489	2.78	250,219	3,416	2.73
Loans (2)(3)(4):
Residential mortgage loans	214,809	5,643	5.28	215,110	5,692	5.34
Construction	24,011	596	4.99	24,351	620	5.13
Commercial Loans	507,490	13,809	5.47	410,532	11,201	5.50
Agricultural Loans	358,173	8,124	4.56	334,895	7,639	4.60
Loans to state & political subdivisions	92,306	1,837	4.00	99,945	1,951	3.94
Other loans	11,517	395	6.90	9,737	368	7.62
Loans, net of discount	1,208,306	30,404	5.06	1,094,570	27,471	5.06
Total interest-earning assets	1,493,013	34,085	4.59	1,369,452	31,095	4.58
Cash and due from banks	7,791			6,395
Bank premises and equipment	16,823			16,198
Other assets	67,847			56,135
Total non-interest earning assets	92,461			78,728
Total assets	1,585,474			1,448,180
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	358,026	694	0.39	328,951	1,167	0.72
Savings accounts	233,050	291	0.25	214,361	390	0.37
Money market accounts	186,018	595	0.64	161,518	1,014	1.27
Certificates of deposit	308,019	2,064	1.35	291,074	2,141	1.48
Total interest-bearing deposits	1,085,113	3,644	0.68	995,904	4,712	0.95
Other borrowed funds	88,971	679	1.53	112,204	1,556	2.79
Total interest-bearing liabilities	1,174,084	4,323	0.74	1,108,108	6,268	1.14
Demand deposits	229,221			179,144
Other liabilities	16,277			14,164
Total non-interest-bearing liabilities	245,498			193,308
Stockholders’ equity	165,892			146,764
Total liabilities & stockholders’ equity	1,585,474			1,448,180
Net interest income		29,762			24,827
Net interest spread (5)			3.85%			3.44%
Net interest income as a percentage of average interest-earning assets			4.01%			3.66%
Ratio of interest-earning assets to interest-bearing liabilities			127%			124%

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Index

	Analysis of Average Balances and Interest Rates Three Months Ended
	June 30, 2020			June 30, 2019
(dollars in thousands)	Average Balance (1) $	Interest $	Average Rate %	Average Balance (1) $	Interest $	Average Rate %
ASSETS
Short-term investments:
Interest-bearing deposits at banks	28,182	5	0.07	9,316	6	0.26
Total short-term investments	28,182	5	0.07	9,316	6	0.26
Interest bearing time deposits at banks	14,385	92	2.57	15,498	98	2.54
Investment securities:
Taxable	183,044	1,193	2.61	173,826	1,248	2.87
Tax-exempt (3)	77,237	587	3.04	59,081	474	3.22
Total investment securities	260,281	1,780	2.74	232,907	1,722	2.96
Loans (2)(3)(4):
Residential mortgage loans	213,780	2,800	5.27	214,557	2,867	5.36
Construction	30,296	373	4.95	20,308	262	5.17
Commercial Loans	599,800	8,276	5.55	419,175	5,805	5.55
Agricultural Loans	356,166	4,012	4.53	335,266	3,875	4.64
Loans to state & political subdivisions	90,491	898	3.99	98,979	972	3.94
Other loans	13,572	223	6.91	9,705	184	7.60
Loans, net of discount	1,304,105	16,582	5.11	1,097,990	13,965	5.10
Total interest-earning assets	1,606,953	18,459	4.62	1,355,711	15,791	4.67
Cash and due from banks	9,319			6,052
Bank premises and equipment	17,584			16,133
Other assets	79,001			73,702
Total non-interest earning assets	105,904			95,887
Total assets	1,712,857			1,451,598
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	383,985	257	0.27	329,539	589	0.72
Savings accounts	240,116	107	0.18	217,537	206	0.38
Money market accounts	197,742	202	0.41	161,611	509	1.26
Certificates of deposit	354,759	1,091	1.24	288,788	1,094	1.52
Total interest-bearing deposits	1,176,602	1,657	0.57	997,475	2,398	0.96
Other borrowed funds	84,092	217	1.04	110,598	768	2.79
Total interest-bearing liabilities	1,260,694	1,874	0.60	1,108,073	3,166	1.15
Demand deposits	261,839			181,277
Other liabilities	16,471			14,127
Total non-interest-bearing liabilities	278,310			195,404
Stockholders’ equity	173,853			148,121
Total liabilities & stockholders’ equity	1,712,857			1,451,598
Net interest income		16,585			12,625
Net interest spread (5)			4.02%			3.52%
Net interest income as a percentage
of average interest-earning assets			4.15%			3.74%
Ratio of interest-earning assets
to interest-bearing liabilities			127%			122%
(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Index
Tax exempt revenue is shown on a tax-equivalent basis (non-Gaap) for proper comparison using a federal statutory income tax rate of 21% for the three and six months ended June 30, 2020 and 2019.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s Federal statutory rate during the corresponding period. The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended June 30, 2020 and 2019 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
Interest and dividend income from investment securities and interest bearing deposits at banks (non-tax adjusted)	$1,753	$1,726	$3,454	$3,429
Tax equivalent adjustment	124	100	227	195
Interest and dividend income from investment securities and interest bearing deposits at banks (tax equivalent basis)	$1,877	$1,826	$3,681	$3,624

Interest and fees on loans (non-tax adjusted)	$16,407	$13,776	$30,045	$27,090
Tax equivalent adjustment	175	189	359	381
Interest and fees on loans (tax equivalent basis)	$16,582	$13,965	$30,404	$27,471

Total interest income	$18,160	$15,502	$33,499	$30,519
Total interest expense	1,874	3,166	4,323	6,268
Net interest income	16,286	12,336	29,176	24,251
Total tax equivalent adjustment	299	289	586	576
Net interest income (tax equivalent basis)	$16,585	$12,625	$29,762	$24,827

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended June 30, 2020 vs 2019 (1)			Six months ended June 30, 2020 vs 2019 (1)
	Change in	Change	Total	Change in	Change	Total
	Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$(1)	$-	$(1)	$(10)	$6	$(4)
Interest bearing time deposits at banks	(7)	1	(6)	(14)	2	(12)
Investment securities:
Taxable	74	(129)	(55)	(153)	73	(80)
Tax-exempt	136	(23)	113	189	(36)	153
Total investments	210	(152)	58	36	37	73
Loans:
Residential mortgage loans	(18)	(49)	(67)	8	(57)	(49)
Construction	122	(11)	111	(7)	(17)	(24)
Commercial Loans	2,476	(5)	2,471	2,669	(61)	2,608
Agricultural Loans	222	(85)	137	549	(64)	485
Loans to state & political subdivisions	(87)	13	(74)	(148)	34	(114)
Other loans	58	(19)	39	55	(28)	27
Total loans, net of discount	2,773	(156)	2,617	3,126	(193)	2,933
Total Interest Income	2,975	(307)	2,668	3,138	(148)	2,990
Interest Expense:
Interest-bearing deposits:
NOW accounts	117	(449)	(332)	118	(591)	(473)
Savings accounts	23	(122)	(99)	39	(138)	(99)
Money Market accounts	150	(457)	(307)	191	(610)	(419)
Certificates of deposit	7	(10)	(3)	151	(228)	(77)
Total interest-bearing deposits	297	(1,038)	(741)	499	(1,567)	(1,068)
Other borrowed funds	(154)	(397)	(551)	(274)	(603)	(877)
Total interest expense	143	(1,435)	(1,292)	225	(2,170)	(1,945)
Net interest income	$2,832	$1,128	$3,960	$2,913	$2,022	$4,935

(1)
The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Index
Tax equivalent net interest income increased from $24,827,000 for the six month period ended June 30, 2019 to $29,762,000 for the six month period ended June 30, 2020, an increase of $4,935,000. The tax equivalent net interest margin increased from 3.66% for the first six months of 2019 to 4.01% for the comparable period in 2020. The increase is primarily caused by the decrease in the cost on interest-bearing liabilities and the increase in average outstanding loans.

Total tax equivalent interest income for the 2020 six month period increased $2,990,000 as compared to the 2019 six month period. This increase was a result of an increase of $3,138,000 due to a change in volume as average interest-bearing assets increased $123.6 million. As a result of converting investment assets to loans, the yield on average interest earning assets increased 1 basis point from 4.58% to 4.59%.

Tax equivalent investment income for the six months ended June 30, 2020 increased $73,000 over the same period last year. The primary cause of the increase was an increase in the average balance of tax-exempt investment securities of $12.4 million.

•
The yield on taxable securities increased 8 basis points from 2.58% to 2.66% as a result of calls of investments that were purchased at a discount. This resulted in an increase in investment income of $73,000. The average balance of taxable securities decreased $11.3 million, which resulted in a decrease in investment income of $153,000.

•
The average balance of tax-exempt securities increased by $12.4 million, which resulted in an increase in investment income of $189,000. The yield on tax-exempt securities decreased 13 basis points from 3.22% to 3.09%, which corresponds to a decrease in interest income of $36,000. The yield decrease was attributable to higher yielding securities being called and maturing. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

Total loan interest income increased $2,933,000 for the six months ended June 30, 2020 compared to the same period last year, as a result of the MidCoast acquisition that closed in the second quarter and loan growth achieved in 2019 that occurred primarily in our central and south central Pennsylvania markets.

•
The average balance of commercial loans increased $97.0 million from a year ago. The growth was primarily attributable to the MidCoast acquisition. This had a positive impact of $2,669,000 on total interest income due to volume. The yield decreased 3 basis points to 5.47%, which decreased loan interest income $61,000.

•
Interest income on agricultural loans increased $485,000 from 2019 to 2020. The increase in the average balance of agricultural loans of $23.3 million is primarily attributable to loan growth in our central and south central Pennsylvania markets and the MidCoast acquisition. The increase in the average balance of these loans resulted in an increase in interest income due to volume of $549,000. The yield on agricultural loans decreased 4 basis points to 4.56%, which decreased loan interest income $64,000.

Index
•
The average balance of state and political subdivision loans decreased $7.6 million from a year ago as a result of several pay-offs during 2020. This resulted in a decrease of $148,000 on total interest income due to volume.

Total interest expense decreased $1,945,000 for the six months ended June 30, 2020 compared with the comparative period last year primarily as a result of a decrease in the cost of interest-bearing liabilities. Interest expense decreased $2,170,000 due to rate as a result of a decrease in the average rate paid on interest-bearing liabilities from 1.14% to 0.74%. The decrease was driven by the Federal Reserve interest rate cuts in the second half of 2019 and the first quarter of 2020.

•
The average balance of interest bearing deposits increased $89.2 million from June 30, 2019 to June 30, 2020. The primary cause of the increase was the MidCoast acquisition completed in the second quarter of 2020. We experienced increases of $29.1 million in NOW accounts, $18.7 million in savings accounts, $24.5 million in money market accounts and $16.9 million in certificates of deposit. The cumulative effect of these volume changes was an increase in interest expense of $499,000.  (see also “Financial Condition – Deposits”). The average rate paid on interest bearing deposits was 0.68% for the first six months of 2020 and 0.95% for the comparable period in 2019. This resulted in a decrease in interest expense of $1,567,000. The decrease was due to the Federal Reserve cutting interest rates during 2019 and 2020.

•
The average balance of other borrowed funds decreased $23.2 million from a year ago. This resulted in a decrease in interest expense of $274,000. There was a decrease in the average rate paid on other borrowed funds from 2.79% to 1.53% due to a decrease in rates as a result of Federal Reserve interest rate decreases in 2019 and 2020 resulting in a decrease in interest expense of $603,000.

Tax equivalent net interest income for the three months ended June 30, 2020 was $16,585,000 which compares to $12,625,000 for the same period last year.  This represents an increase of $3,960,000 or 31.4% and was primarily caused by the MidCoast acquisition completed in the second quarter of 2020.

Total tax equivalent interest income was $18,459,000 for the three month period ended June 30, 2020, compared to $15,791,000 for the comparable period last year, an increase of $2,668,000. As with the six month period, the increase was driven by the MidCoast acquisition and the associated increase in volume of $2,975,000 due to average interest earning assets increasing $251.2 million offset by a decrease of $307,000 as a result of the average yield on interest-earning assets decreasing 5 basis points from 4.67% to 4.62% for the comparable periods.

•
Total investment income increased by $58,000 compared to same period last year.  The primary cause of the increase was the increase in average investments of $27.4 million, which corresponds to an increase of $210,000 due to volume. The yield on investments decreased 22 basis points to 2.74%, primarily due to taxable securities, which corresponds to a decrease in investment income of $152,000.

•
Total loan interest income increased $2,617,000 compared to the same period last year, with the change corresponding to the year to date change. As a result of the MidCoast acquisition, which increased the average loan balance by $206.1 million, loan interest income increased $2,773,000.

Total interest expense decreased $1,292,000 for the three months ended June 30, 2020 compared with last year as a result of the average rate on interest-bearing liabilities decreasing 55 basis points from 1.15% to 0.60%, which decreased interest expense $1,453,000.

•
The average balance of interest bearing deposits increased $179.1 million for the three month period ended June 30, 2020, as a result of the MidCoast acquisition, which corresponds to a change due to volume of $297,000.  The rate paid on interest bearing deposits was 0.57% for the three months ended June 30, 2020 and 0.96% for the comparable period in 2019. This results in an decrease in interest expense of $1,038,000.

Index
•
The average balance of other borrowed funds decreased $26.5 million from a year ago. This resulted in a decrease in interest expense of $154,000. There was a decrease in the average rate on other borrowed funds from 2.79% to 1.04% as a result of the Federal Reserve interest rate decreases in 2019 and 2020 resulting in a decrease in interest expense of $397,000.

Provision for Loan Losses

For the six month period ended June 30, 2020, we recorded a provision for loan losses of $950,000, which represents an increase of $200,000 from the $750,000 provision recorded in the corresponding six months of last year. The provision was higher in 2020 than 2019 primarily due to the economic environment as a result of the COVID-19 pandemic and the higher levels of unemployment, which offset the decrease in loans when the MidCoast acquired loans and PPP loans guaranteed by the SBA are excluded from 2020 activity. (see “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

For the three months ended June 30, 2020, we recorded a provision of $550,000 compared to $350,000 in 2019 with the increase being a result of the economic environment due to the Covid 19 pandemic. (see “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

Non-interest Income

The following table shows the breakdown of non-interest income for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six months ended June 30,		Change
	2020	2019	Amount	%
Service charges	$1,995	$2,273	$(278)	(12.2)
Trust	343	441	(98)	(22.2)
Brokerage and insurance	589	554	35	6.3
Gains on loans sold	427	163	264	162.0
Equity security (losses) gains, net	(243)	41	(284)	(692.7)
Available for sale security gains, net	117	-	117	#DIV/0!
Earnings on bank owned life insurance	334	305	29	9.5
Other	358	283	75	26.5
Total	$3,920	$4,060	$(140)	(3.4)

	Three months ended June 30,		Change
	2020	2019	Amount	%
Service charges	$914	$1,174	$(260)	(22.1)
Trust	145	209	(64)	(30.6)
Brokerage and insurance	249	261	(12)	(4.6)
Gains on loans sold	260	64	196	306.3
Equity security gains, net	11	30	(19)	(63.3)
Available for sale security gains, net	117	-	117	#DIV/0!
Earnings on bank owned life insurance	178	154	24	15.6
Other	195	135	60	44.4
Total	$2,069	$2,027	$42	2.1

Index
Non-interest income for the six months ended June 30, 2020 totaled $3,920,000, a decrease of $140,000 when compared to the same period in 2019.  During the first six months of 2020, net equity security losses amounted to $243,000 as a result of market losses associated with the Covid-19 pandemic compared to gains of $41,000 last year. During the first six months of 2020, there were $117,000 of gains from the sale of available for sale securities. There were no sales in the first six months of 2019. We sold $5.5 million of US agency mortgage backed securities for a pre-tax gain of $117,000.

The increase in gains on loans sold is attributable to a $7.5 million increase in loans sold for the six months ended June 30, 2020 as a result of the low rate environment, which has significantly increased residential refinancings. The decrease in service charges of $278,000 for the six months ended June 30, 2020 is attributrable to the Bank’s response to the COVID-19  pandemic and a decrease in customer spending as a result of mandatory stay at home orders. The decrease in Trust revenues is due to lower estate settlement fees and asset levels in 2020 compared to 2019.

For the three month period ended June 30, 2020, the changes experienced from the prior year related available for sale security gains, gains on loans sold, service charges and  trust revenues correspond to the changes experienced for the six month period.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six months ended June 30,		Change
	2020	2019	Amount	%
Salaries and employee benefits	$11,309	$10,033	$1,276	12.7
Occupancy	1,177	1,109	68	6.1
Furniture and equipment	320	336	(16)	(4.8)
Professional fees	763	758	5	0.7
FDIC insurance	206	216	(10)	(4.6)
Pennsylvania shares tax	534	550	(16)	(2.9)
Amortization of intangibles	105	132	(27)	(20.5)
Merger and acquisition	2,179	-	2,179	NA
Software expenses	493	455	38	8.4
ORE expenses	191	216	(25)	(11.6)
Other	3,057	2,754	303	11.0
Total	$20,334	$16,559	$3,775	22.8

	Three months ended June 30,		Change
	2020	2019	Amount	%
Salaries and employee benefits	$5,895	$5,004	$891	17.8
Occupancy	651	517	134	25.9
Furniture and equipment	189	181	8	4.4
Professional fees	438	316	122	38.6
FDIC insurance	135	105	30	28.6
Pennsylvania shares tax	259	275	(16)	(5.8)
Amortization of intangibles	55	66	(11)	(16.7)
Merger and acquisition	1,803	-	1,803	NA
Software expenses	246	208	38	18.3
ORE expenses (recovery)	159	109	50	45.9
Other	1,583	1,456	127	8.7
Total	$11,413	$8,237	$3,176	38.6

Index
Non-interest expenses increased $3,775,000 for the six months ended June 30, 2020 compared to the same period in 2019. Salaries and employee benefits increased $1,276,000 or 12.7%. The increase was due to merit increases effective at the beginning of 2020, additional headcount as part of the MidCoast acquisition and increased health care expenses.

The increase in merger and acquisition costs was due to costs associated with the MidCoast acquisition that closed in April 2020. The increase in other expenses is attributable to the partial settlement of the Company’s pension plan due to lump sum distributions taken during the second quarter of 2020.

For the three months ended, June 30, 2020, non-interest expenses increased $3,176,000 when compared to the same period in 2019. The changes are driven by the MidCoast acquisition that closed in the April 2020 resulting in additional headcount and branches as well as merger and acquisition expenses.

Provision for Income Taxes

The provision for income taxes was $1,943,000 for the six month period ended June 30, 2020 compared to $1,751,000 for the same period in 2019. The increase is primarily attributable to the increase in income before the provision for income taxes of $810,000 for the comparable periods.  Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 16.5% and 15.9% for the first six months of 2020 and 2019, respectively, compared to the statutory rate of 21%.

For the three months ended June 30, 2020, the provision for income taxes was $1,054,000 compared to $930,000 for the same period in 2019. The increase is attributable to the increase in income before the provision for income taxes of $616,000 for the comparable periods. Our effective tax rate was 16.5% and 16.1% for the three months ended June 30, 2020 and 2019, respectively.

We are invested in four limited partnerships that have established low-income housing projects in our market areas. We anticipate recognizing an aggregate of $352,000 of tax credits over the next 2.50 years, with an additional $70,000 anticipated to be recognized during 2020.

Financial Condition

Total assets were $1.80 billion at June 30, 2020, an increase of $333.8 million from $1.47 billion at December 31, 2019, due primarily to the MidCoast acquisition and PPP loans.  Cash and cash equivalents increased $20.5 million to $39.0 million. Available for sale securities increased $31.7 million and net loans increased $247.1 million to $1.35 billion at June 30, 2020.  Total deposits increased $302.2 million to $1.51 billion since year-end 2019, while borrowed funds remained $85.1 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $39.0 million at June 30, 2020 compared to $18.5 million at December 31, 2019, an increase of $20.5 million. Management actively measures and evaluates its liquidity position through our Asset–Liability Committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Index
Investments

The following table shows the composition of the investment portfolio (including debt and equity securities) as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30, 2020		December 31, 2019
	Amount	%	Amount	%
Debt securities:
U. S. Agency securities	$78,436	28.7	$84,863	35.1
U. S. Treasury notes	28,257	10.3	27,661	11.5
Obligations of state & political subdivisions	83,527	30.6	61,455	25.5
Corporate obligations	4,321	1.6	3,328	1.4
Mortgage-backed securities in government sponsored entities	77,819	28.5	63,399	26.2
Equity securities	703	0.3	701	0.3
Total	$273,063	100.0	$241,407	100.0

	June 30, 2020/
	December 31, 2019
	Change
	Amount	%
Debt securities:
U. S. Agency securities	$(6,427)	(7.6)
U. S. Treasury notes	596	2.2
Obligations of state & political subdivisions	22,072	35.9
Corporate obligations	993	29.8
Mortgage-backed securities in government sponsored entities	14,420	22.7
Equity securities	2	0.3
Total	$31,656	13.1

Our investment portfolio increased by $31.7 million, or 13.1%, from December 31, 2019 to June 30, 2020. During 2020, we purchased $16.2 million of U.S. agency obligations, $32.6 million state and political securities, $27.2 million of mortgage backed securities, a $1.0 million corporate security and $245,000 of equity securities, which was offset by $8.9 million of principal repayments and $35.3 million of calls and maturities that occurred during the first six months of 2020. Additionally, with the Federal Reserve purchasing securities in the “To be Announced” mortgage market, we sold $5.5 million with a gain of $117,000. As a result of changes in interest rates, the unrealized gain on available for sale investment portfolio increased $4.6 million. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the six month period ended June 30, 2020 yielded 2.78%, compared to 2.73% in the comparable period in 2019, on a tax equivalent basis.

The investment strategy for 2020 has been to utilize cashflows from the investment portfolio and deposit inflows to purchase mortgage backed securities in government sponsored entities and obligations of state and political securities. The increase in the investment portfolio was in response to opportunities provided by the Covid-19 pandemic that allowed the Company to purchase high quality municipal securities and mortgage backed securities with relatively high spreads compared to recent periods. We continually monitor interest rate trading ranges and try to focus purchases to times when rates are in the top third of the trading range. The Bank believes its investment strategy has appropriately mitigated its interest rate risk exposure for various rate environments, while providing sufficient cashflows to meet liquidity needs.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the investment portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor withdrawal requirements and various credit needs of its customers.

Index
Loans Held for Sale

Loans held for sale increased $16.7 million to $17.5 million as of June 30, 2020 from December 31, 2019. The increase in loans held for sale was due to the amount of refinancings occurring due o the low rate environment as well as system and personnel constraints due to the COVID-19 pandemic.

Loans

The following table shows the composition of the loan portfolio as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30,		December 31,
	2020		2019
	Amount	%	Amount	%
Real estate:
Residential	$210,789	15.5	$217,088	19.5
Commercial	513,598	37.7	342,023	30.7
Agricultural	313,136	23.0	311,464	27.9
Construction	31,744	2.3	15,519	1.4
Consumer	30,973	2.3	9,947	0.8
Other commercial loans	132,503	9.7	69,970	6.3
Other agricultural loans	44,912	3.3	55,112	4.9
State & political subdivision loans	85,978	6.2	94,446	8.5
Total loans	1,363,633	100.0	1,115,569	100.0
Less allowance for loan losses	14,827		13,845
Net loans	$1,348,806		$1,101,724

	June 30, 2020/
	December 31, 2019
	Change
	Amount	%
Real estate:
Residential	$(6,299)	(2.9)
Commercial	171,575	50.2
Agricultural	1,672	0.5
Construction	16,225	104.5
Consumer	21,026	211.4
Other commercial loans	62,533	89.4
Other agricultural loans	(10,200)	(18.5)
State & political subdivision loans	(8,468)	(9.0)
Total loans	$248,064	22.2

The Bank’s lending efforts have historically been focused in north central Pennsylvania and southern New York. The acquisition of FNB in 2015 expanded the focus into Lebanon, Lancaster and Schuylkill County markets in south central Pennsylvania. The opening of the Winfield office in 2016 and the acquisition of the State College branch in 2017 has increased our presence in the central Pennsylvania market. The recently closed MidCoast acquisition has expanded our lending market into Wilmington and Dover, Delaware. We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships our lending teams have with their customers and our lenders expertise in certain areas, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank’s website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors. As of June 30, 2020, the Company had one industry specific loan concentration to the dairy industry, totaling $146.9 million or 10.8% of total loans.

Index
During the first six months of 2020, the primary driver of growth was the MidCoast acquisition, which increased loans $223.2 million and the PPP program administered by the SBA, which generated loan growth of $53.7 million as of June 30, 2020. Excluding the acquisition and PPP program, loans would have decreased $28.9 million since year-end as a result of three large relationships paying off in the first half of 2020. Commercial and agricultural loan demand is subject to significant competitive pressures, the yield curve, and overall national, regional and local economic conditions.

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

Residential real estate loans decreased slightly during the first six months of 2020. Loan demand for conforming mortgages, which the Company typically sells on the secondary market, increased significantly in 2020 when compared to 2019 as a result of the low rate environment. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.

In response to the Covid-19 pandemic, the Company has implemented programs to assist our customers. These include allowing customers to make interest only payments for up to 60 days and allowing certain customers in specific industries like hospitality to defer both principal and interest payments for up to 120 days. The Company also agreed to waive late fees for March, April and May of 2020.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio at the balance sheet date.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the three months ended June 30, 2020 and for the years ended December 31, 2019, 2018, 2017 and 2016 (dollars in thousands):

Index

	June 30,	December 31,
	2020	2019	2018	2017	2016
Balance at beginning of period	$13,845	$12,884	$11,190	$8,886	$7,106
Charge-offs:
Real estate:
Residential	-	32	118	107	85
Commercial	1	578	66	41	100
Agricultural	-	-	-	30	-
Consumer	18	49	40	130	100
Other commercial loans	-	38	91	-	55
Other agricultural loans	-	60	50	5	-
Total loans charged-off	19	757	365	313	340
Recoveries:
Real estate:
Residential	-	-	69	-	-
Commercial	34	-	3	11	479
Agricultural	-	-	-	-	-
Consumer	12	33	31	49	88
Other commercial loans	5	10	30	16	33
Other agricultural loans	-	-	1	1	-
Total loans recovered	51	43	134	77	600

Net loans (recovered) charged-off	(32)	714	231	236	(260)
Provision charged to expense	950	1,675	1,925	2,540	1,520
Balance at end of year	$14,827	$13,845	$12,884	$11,190	$8,886

Loans outstanding at end of period	$1,363,633	$1,115,569	$1,081,883	$1,000,525	$799,611
Average loans outstanding, net	$1,208,306	$1,102,565	$1,044,250	$883,355	$725,881
Non-performing assets:
Non-accruing loans	$10,693	$11,536	$13,724	$10,171	$11,454
Accrual loans - 90 days or more past due	654	487	68	555	405
Total non-performing loans	$11,347	$12,023	$13,792	$10,726	$11,859
Foreclosed assets held for sale	2,853	3,404	601	1,119	1,036
Total non-performing assets	$14,200	$15,427	$14,393	$11,845	$12,895

Annualized net charge-offs to average loans	0.00%	0.06%	0.02%	0.03%	-0.04%
Allowance to total loans	1.09%	1.24%	1.19%	1.12%	1.11%
Allowance to total non-performing loans	130.67%	115.15%	93.42%	104.33%	74.93%
Non-performing loans as a percent of loans net of unearned income	0.83%	1.08%	1.27%	1.07%	1.48%
Non-performing assets as a percent of loansnet of unearned income	1.04%	1.38%	1.33%	1.18%	1.61%

Management believes that it uses the best information available when establishing the allowance for loan losses and that the allowance for loan losses is adequate as of June 30, 2020.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

Index
The allowance for loan losses was $14,827,000 or 1.09% of total loans as of June 30, 2020, as compared to $13,845,000 or 1.24% of loans as of December 31, 2019. The $982,000 increase in the allowance during the first six months of 2020 is the result of a $950,000 provision and net recoveries of $32,000. The decrease as a percent of loans is attributable to the increase in loans as part of the acquisition of MidCoast and the associated purchase accounting adjustments that were applied to the MidCoast loan portfolio. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category as of June 30, 2020 and December 31, 2019, 2018, 2017 and 2016 (dollars in thousands):

	June 30,		December 31
	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$1,206	15.5	$1,114	19.4	$1,105	19.9	$1,049	21.4	$1,064	25.9
Commercial	4,944	37.7	4,549	30.7	4,115	29.5	3,867	30.8	3,589	31.6
Agricultural	5,061	23.0	5,022	27.9	4,264	26.3	3,143	24.0	1,494	15.5
Construction	81	2.3	43	1.4	58	3.1	23	1.3	47	3.2
Consumer	362	2.3	112	0.9	120	0.9	124	1.0	122	1.4
Other commercial loans	1,201	9.7	1,255	6.3	1,354	6.9	1,272	7.2	1,327	7.3
Other agricultural loans	821	3.3	961	4.9	752	3.9	492	3.8	312	2.9
State & political subdivision loans	547	6.2	536	8.5	762	9.5	816	10.5	833	12.2
Unallocated	604	N/A	253	N/A	354	N/A	404	N/A	98	N/A
Total allowance for loan losses	$14,827	100.0	$13,845	100.0	$12,884	100.0	$11,190	100.0	$8,886	100.0

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate totaled 60.7% of the loan portfolio, 67.5% of the allowance at that date was assigned to this segment of the loan portfolio as these loans have more inherent credit risk than residential real estate or loans to state and political subdivisions.

The following table identifies amounts of loans contractually past due 30 to 89 days and non-performing loans by loan category, as well as the change from December 31, 2019 to June 30, 2020 in non-performing loans(dollars in thousands). Non-performing loans include accruing loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of its ultimate ability to collect principal and interest.

	June 30, 2020				December 31, 2019
		Non-Performing Loans				Non-Performing Loans
(in thousands)	30 - 89 Days Past Due Accruing	90 Days Past Due Accruing	Non- accrual	Total Non- Performing	30 - 89 Days Past Due Accruing	90 Days Past Due Accruing	Non- accrual	Total Non- Performing
Real estate:
Residential	$788	$169	$947	$1,116	$933	$2	$962	$964
Commercial	2,123	416	5,005	5,421	1,225	-	5,080	5,080
Agricultural	1,494	-	2,046	2,046	118	299	2,578	2,877
Construction	-	-	-	-	-	-	-	-
Consumer	169	20	3	23	123	2	6	8
Other commercial loans	77	49	1,657	1,706	283	184	1,837	2,021
Other agricultural loans	335	-	1,035	1,035	29	-	1,073	1,073
Total nonperforming loans	$4,986	$654	$10,693	$11,347	$2,711	$487	$11,536	$12,023

Index

	Change in Non-Performing Loans
	June 30, 2020 /December 31, 2019
(in thousands)	Amount	%
Real estate:
Residential	$152	15.8
Commercial	341	6.7
Agricultural	(831)	(28.9)
Construction	-	#DIV/0!
Consumer	15	187.5
Other commercial loans	(315)	(15.6)
Other agricultural loans	(38)	(3.5)
Total nonperforming loans	$(676)	(5.6)

For the six months ended June 30, 2020 and 2019, we recorded a provision for loan losses of $950,000. Non-performing loans decreased $676,000 or 5.6%, from December 31, 2019 to June 30, 2020, primarily due to two customer relationships that were 90 days past due and accruing returning to current status in the first half of 2020. Approximately 58.7% of the Bank’s non-performing loans at June 30, 2020 are associated with the following three customer relationships:

•
A commercial loan relationship with $2.4 million outstanding, and additional letters of credit of $2.1 million available, secured by undeveloped land, stone quarries and equipment, was on non-accrual status as of June 30, 2020. The customer is an excavation company and expanded to meet the needs of the natural gas industry for stone for pad and road development. The decreased exploration activities have significantly impacted the cash flows of the customer. During 2019, the Company had the underlying equipment collateral appraised. The 2019 appraisal indicated a decrease in collateral values compared to the appraisal ordered for the loan origination and an appraisal performed in 2017, however, the loan is still considered well secured on a loan to value basis. Management determined that no specific reserve was required as of June 30, 2020.

•
An agricultural customer with a total loan relationship of $2.7 million, secured by real estate, equipment and cattle, was on non-accrual status as of June 30, 2020. The customer declared bankruptcy during the fourth quarter of 2018 and developed a workout plan that was approved in the fourth quarter of 2019 and resulted in monthly payments resuming in late 2019. Included within these loans to this customer are $1,022,000 of loans which are subject to Farm Service Agency guarantees. Depressed milk prices have created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices, which is not assured, we will need to rely upon the collateral for repayment of interest and principal. As of June 30, 2020, there was a specific reserve of $218,000 for this relationship.

•
A commercial customer with a loan relationship of $1.6 million, secured by commercial real estate, business assets and vehicles, was on non-accrual status as of June 30, 2020. The business expanded into a new market, which has not grown as originally expected and has created cashflow issues. Management reviewed the collateral and determined that no specific reserve was required as of June 30, 2020.

Management of the Company believes that the allowance for loan losses as of June 30, 2020 is adequate, which is based on the following factors:

•	Three loan relationships comprised 58.7% of the non-performing loan balance, which had approximately $218,000 of specific reserves, as of June 30, 2020.
•
The Company has a history of low charge-offs, which have returned to lower levels in the first half of 2020 after being slightly elevated in 2019. Net charge-offs for the first half of 2020 were 0.0% and were 0.06% for all of 2019.

Index
Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of June 30, 2020 and  December 31, 2019, the cash surrender value of the life insurance was $32.2 million and $28.1 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations. As part of the acquisition, the Bank acquired $3.8 million of bank owned life insurance. The amounts recorded as non-interest income totaled $178,000 and $154,000 for the three month periods ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, $334,000 and $305,000, respectively, was recorded in non-interest income. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

The Company agreements that were purchased directly from insurance companies are structured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB provide a fixed split-dollar benefit for the beneficiaries estate, which is dependent on several factors including whether the covered individual was a former Director of First National Bank of Fredericksburg (“FNB”) or a former employee of FNB and their salary level. As of June 30, 2020 and December 31, 2019, included in other liabilities on the Consolidated Balance Sheet was a liability of $685,000 and $684,000, respectively, for the obligation under the split-dollar benefit agreements.

Premises and Equipment

Premises and equipment increased $1.9 million to $17.8 million as of June 30, 2020 from December 31, 2019. As a result of the acquisition, $1.8 million was acquired, which is the primary driver of the increase.

Deposits

The following table shows the composition of deposits as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30,		December 31,
	2020		2019
	Amount	%	Amount	%
Non-interest-bearing deposits	$278,612	18.4	$203,793	16.9
NOW accounts	398,460	26.3	340,273	28.1
Savings deposits	243,508	16.1	224,456	18.5
Money market deposit accounts	213,818	14.1	169,865	14.0
Certificates of deposit	378,886	25.1	272,731	22.5
Total	$1,513,284	100.0	$1,211,118	100.0

	June 30, 2020/
	December 31, 2019
	Change
	Amount	%
Non-interest-bearing deposits	$74,819	36.7
NOW accounts	58,187	17.1
Savings deposits	19,052	8.5
Money market deposit accounts	43,953	25.9
Certificates of deposit	106,155	38.9
Total	$302,166	24.9

Index
Deposits increased $302.2 million since December 31, 2019. As part of the MidCoast acquisition, the Bank acquired $208.8 million in deposits. A portion of the remaining increase is related to customers who deposited PPP loan proceeds into a deposit account at the Bank. We continue to enhance our cash management services to improve our customer services and to grow deposits through our current customers.

Borrowed Funds

Borrowed funds were $85.1 million as of June 30, 2020 and December 31, 2019. As part of the MidCoast acquisition, $15.5 million of borrowings were acquired. Excluding the acquisition, Overnight advances decreased $24.8 million, while short term advances increased $5.0 million. We borrowed $5.0 million on a long-term basis and subsequent to the acquisition, we repaid $3.0 million of a long term advance acquired as part of the acquisition. There was $2.4 million increase in repurchase agreements. As of June 30, 2020, long-term advances total $38.5 million, while short-term advances total $25.0 million.

During the second quarter, we implemented several interest rate hedging strategies. In April 2020, the Bank entered into two interest rate swap agreements to convert floating-rate debt to fixed rate debt on notional amounts of $15.0 million and $10.0 million. The interest rate swap instruments involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amounts. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on April 1, 2020 and expire on April 1, 2025 and April 1, 2027. In April 2020, the Company entered into an interest rate swap agreement to convert floating-rate debt to fixed rate debt on a notional amounts of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on April 13, 2020 and expire on June 17, 2027. In May, the Bank entered into three two year forward interest rate swaps that will convert floating rate debt to fixed rate debt on notional amounts of $6.0 million each.  The interest rate swap instruments involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on May 14, 2020 and expire on May 14, 2027, 2029 and 2032. The fair value of the interest rate swaps at June 30, 2020 was $566,000 and is included within other liabilities on the consolidated balance sheets.

The Company’s current strategy for borrowings is to consider terms and structures to manage interest rate risk and liquidity in a flat to inverted interest rate environment. The Company’s daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

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

Index
Total stockholders’ equity was $183.1 million at June 30, 2020 compared to $154.8 million at December 31, 2019, an increase of $28,321,000, or 18.3%.  Excluding accumulated other comprehensive income (loss), stockholders’ equity increased $24.8 million, or 16.0%. As part of the MidCoast acquisition, we issued 373,356 shares with a value of $19.2 million based on the Company’s closing stock price of $51.50 per share on April 17, 2020. The Company purchased 27,917 shares of treasury stock at a weighted average cost of $53.81 per share. The Company reissued 6,651 shares to employees and Directors as a reward for years of services and performance at a weighted average cost of $50.85 per share. For the six months of 2020, the Company had net income of $9.9 million and declared cash dividends of $3.8 million, or $1.0 per share, representing a cash dividend payout ratio of 38.0%.

All of the Company’s debt investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. As a result of changes in the interest rate environment, the defined benefit plan obligations and the interest rate swaps entered into during 2020, accumulated other comprehensive income increased approximately $3.5 million from December 31, 2019.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios  of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2020 and December 31, 2019, that the Bank meets all capital adequacy requirements to which it was subject at such dates.

As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy.  Under the CBLR framework a qualifying community bank is considered well-capitalized if its leverage ratio (Tier 1 capital divided by average total consolidated assets) exceeds 9%. Following the passage of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in response to the COVID-19 pandemic, the federal banking regulators revised the CBLR framework as follows: (i) beginning in the second quarter of 2020, a qualifying community bank need only have a leverage ratio of at least 8%, subject to the other qualifying requirements, and (ii) if a qualifying community bank’s leverage ratio falls below 8%, then it will have two calendar quarters to maintain a leverage ratio of 7% or greater.  These revisions under the CARES Act are effective April 23, 2020 and will terminate upon the earlier of the termination of the national emergency related to COVID-19 or December 31, 2020.  Following such termination there is a grace period for returning to the 9% CBLR threshold.  The CBLR will be set at 8% for the remainder of 2020, 8.5% for 2021, and 9% thereafter.  The grace period is also adjusted to account for the graduating increase. As a result, in 2020 and 2021, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 7% and 7.5%, respectively. Thereafter, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 8%. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At June 30, 2020, the Bank was considered “well-capitalized” under the CBLR framework, with a leverage ratio of 8.90%.

Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Commitments to extend credit	$246,867	$211,530
Standby letters of credit	17,289	17,857
	$264,156	$229,387

Index
We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at June 30, 2020 and December 31, 2019 was $12,169,000 and $11,872,000, respectively. The Company reserves the right to discontinue this service without prior notice.

Liquidity

Liquidity is a measure of the Company’s ability to efficiently meet normal cash flow requirements of both borrowers and depositors.  To maintain proper liquidity, we use funds management policies, which include liquidity target ratios, along with our investment policies to assure we can meet our financial obligations to depositors, credit customers and stockholders.  Liquidity is needed to meet depositors’ withdrawal demands, extend credit to meet borrowers’ needs, provide funds for normal operating expenses and cash dividends, and to fund other capital expenditures.

Cash generated by operating activities, investing activities and financing activities influences liquidity management. Our Company’s historical activity in this area can be seen in the Consolidated Statement of Cash Flows.  The most important source of funds is core deposits.  Repayment of principal on outstanding loans and cash flows created from the investment portfolio are also factors in liquidity management.  Other sources of funding include brokered certificates of deposit and the sale of loans or investments, if needed.

The Company’s use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first six months of 2020 were $561,000 compared to $165,000 during the same time period in 2019.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank had a maximum borrowing capacity at the FHLB of approximately $672.9 million, of which $113.9 million was outstanding, at June 301, 2020. The Bank also had two federal funds lines with third party providers in the total amount of $34.0 million as of June 30, 2020, which are unsecured and undrawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $10.4 million, which also is not drawn upon as of June 30, 2020. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial Services, Inc. is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial Services, Inc.’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At June 30, 2020, Citizens Financial Services, Inc. (on an unconsolidated basis) had liquid assets of $5.8 million.

Index
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

Gap analysis, one of the methods used by us to analyze interest rate risk, does not necessarily show the precise impact of specific interest rate movements on our Company’s net interest income because the re-pricing of certain assets and liabilities is discretionary and is subject to competitive and other pressures.  In addition, assets and liabilities within the same period may, in fact, be repaid at different times and at different rate levels.  We have not experienced the kind of earnings volatility that might be indicated from gap analysis.

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company’s risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of June 30, 2020 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-100 Shock	58,787	(733)	(1.23)
Base	59,520	-	-
+100 Shock	58,524	(996)	(1.67)
+200 Shock	57,748	(1,772)	(2.98)
+300 Shock	56,985	(2,535)	(4.26)
+400 Shock	56,077	(3,443)	(5.78)

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

Index
Item 3 – Quantitative and Qualitative Disclosure about Market Risk

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

Item 4 – Control and Procedures

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

(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

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

Item 1A – Risk Factors

In addition to the risk factor discussed below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. At June 30, 2020, the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The COVID-19 pandemic has adversely impacted our business and financial results and that of many of our customers, and the ultimate impact will depend on future developments, which are highly uncertain, cannot be predicted and outside of our control, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

Index
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

Index
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

Index
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

4/1/20 to 4/30/20	-	$0.00	-	175,228
5/1/20 to 5/31/20	-	$0.00	-	175,228
6/1/20 to 6/30/20	4,505	$49.52	4,505	170,723
Total	4,505	$49.52	4,505	170,723

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

Item 3 – Defaults Upon Senior Securities

Not applicable.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information

None

Item 6 – Exhibits

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended  June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows (unaudited) and (vi) related notes (unaudited).

(1) Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, as filed with the Commission on August 9, 2018.

(2) Incorporated by reference to Exhibit 9.01 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 24, 2009.

(3) Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006.

Index
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Citizens Financial Services, Inc.
(Registrant)

August 6, 2020	/s/ Randall E. Black
By: Randall E. Black
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2020	/s/ Stephen J. Guillaume
By: Stephen J. Guillaume
Chief Financial Officer
(Principal Financial and Accounting Officer)