Form 10-Q
period 2020-09-30
CITIZENS FINANCIAL SERVICES INC
filed 2020-11-05
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
Or

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

The number of outstanding shares of the Registrant’s Common Stock, as of October 31, 2020, was 3,921,880.

Citizens Financial Services, Inc.
Form 10-Q

Index

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

(in thousands except share data)	September 30, 2020	December 31, 2019
ASSETS:
Cash and due from banks:
Noninterest-bearing	$15,922	$17,727
Interest-bearing	59,387	793
Total cash and cash equivalents	75,309	18,520
Interest bearing time deposits with other banks	13,758	14,256
Equity securities	1,696	701
Available-for-sale securities	287,838	240,706
Loans held for sale	19,320	815

Loans (net of allowance for loan losses:
2020, $15,169 and 2019, $13,845)	1,350,710	1,101,724

Premises and equipment	17,720	15,933
Accrued interest receivable	6,164	4,555
Goodwill	31,376	23,296
Bank owned life insurance	32,408	28,128
Other intangibles	1,538	1,346
Other assets	20,507	16,359

TOTAL ASSETS	$1,858,344	$1,466,339

LIABILITIES:
Deposits:
Noninterest-bearing	$276,286	$203,793
Interest-bearing	1,276,467	1,007,325
Total deposits	1,552,753	1,211,118
Borrowed funds	99,602	85,117
Accrued interest payable	1,006	1,088
Other liabilities	15,932	14,242
TOTAL LIABILITIES	1,669,293	1,311,565
STOCKHOLDERS’ EQUITY:
Preferred Stock $1.00 par value; authorized 3,000,000 shares at September 30, 2020 and December 31, 2019; none issued in 2020 or 2019	-	-
Common stock $1.00 par value; authorized 25,000,000 shares at September 30, 2020 and December 31, 2019; issued 4,350,342 at September 30, 2020 and 3,938,668 at December 31, 2019	4,350	3,939
Additional paid-in capital	75,867	55,089
Retained earnings	121,203	110,800
Accumulated other comprehensive income (loss)	2,865	(629)
Treasury stock, at cost: 428,934 shares at September 30, 2020 and 413,607 shares at December 31, 2019	(15,234)	(14,425)
TOTAL STOCKHOLDERS’ EQUITY	189,051	154,774
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,858,344	$1,466,339

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
INTEREST INCOME:
Interest and fees on loans	$16,718	$13,915	$46,763	$41,005
Interest-bearing deposits with banks	106	103	298	311
Investment securities:
Taxable	979	1,361	3,212	3,597
Nontaxable	485	378	1,337	1,109
Dividends	98	117	275	371
TOTAL INTEREST INCOME	18,386	15,874	51,885	46,393
INTEREST EXPENSE:
Deposits	1,635	2,315	5,279	7,027
Borrowed funds	281	660	960	2,216
TOTAL INTEREST EXPENSE	1,916	2,975	6,239	9,243
NET INTEREST INCOME	16,470	12,899	45,646	37,150
Provision for loan losses	550	400	1,500	1,150
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,920	12,499	44,146	36,000
NON-INTEREST INCOME:
Service charges	1,112	1,225	3,107	3,498
Trust	199	148	542	589
Brokerage and insurance	352	289	941	843
Gains on loans sold	855	176	1,282	339
Equity security (losses) gains, net	(33)	29	(276)	70
Available for sale security gains, net	185	8	302	8
Earnings on bank owned life insurance	180	158	514	463
Other	688	144	1,046	427
TOTAL NON-INTEREST INCOME	3,538	2,177	7,458	6,237
NON-INTEREST EXPENSES:
Salaries and employee benefits	6,102	5,096	17,411	15,129
Occupancy	714	530	1,891	1,639
Furniture and equipment	267	165	587	501
Professional fees	417	343	1,180	1,101
FDIC insurance	135	(20)	341	196
Pennsylvania shares tax	275	275	809	825
Amortization of intangibles	57	66	162	198
Merger and acquisition	-	275	2,179	275
Software expenses	324	244	817	699
ORE expenses	30	92	221	308
Other	1,371	1,348	4,428	4,102
TOTAL NON-INTEREST EXPENSES	9,692	8,414	30,026	24,973
Income before provision for income taxes	9,766	6,262	21,578	17,264
Provision for income taxes	1,759	1,066	3,702	2,817
NET INCOME	$8,007	$5,196	$17,876	$14,447

PER COMMON SHARE DATA:
Net Income - Basic	$2.04	$1.46	$4.74	$4.06
Net Income - Diluted	$2.04	$1.46	$4.74	$4.05
Cash Dividends Paid	$0.460	$0.445	$1.460	$1.317

Number of shares used in computation - basic	3,918,438	3,553,996	3,769,705	3,560,695
Number of shares used in computation - diluted	3,918,438	3,553,996	3,771,730	3,562,975

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended, September 30,
(in thousands)	2020	2019	2020	2019
Net income	$8,007	$5,196	$17,876	$14,447
Other comprehensive income (loss):
Change in unrealized gains (losses) on available for sale securities	(44)	9	4,690	4,425
Income tax effect	9	(2)	(985)	(930)
Change in unrecognized pension cost	59	60	482	181
Income tax effect	(12)	(13)	(101)	(38)
Change in unrealized loss on interest rate swaps	118	-	(448)	-
Income tax effect	(25)	-	95	-
Less: Reclassification adjustment for investment security gains included in net income	(185)	(8)	(302)	(8)
Income tax effect	38	2	63	2
Other comprehensive income (loss), net of tax	(42)	48	3,494	3,632
Comprehensive income	$7,965	$5,244	$21,370	$18,079

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional		Accumulated Other
(in thousands, except share data)	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total

Balance, June 30, 2020	4,350,342	$4,350	$75,863	$115,000	$2,907	$(15,025)	$183,095

Comprehensive income:
Net income				8,007			8,007
Net other comprehensive income (loss)					(42)		(42)
Purchase of treasury stock (12,483 shares)						(618)	(618)
Restricted stock, executive, Board of Director awards and ESOP (3,018 shares)			(3)			153	150
Cash dividend reinvestment paid from treasury stock (5,128 shares)			7			256	263
Cash dividends, $0.460 per share				(1,804)			(1,804)
Balance, September 30, 2020	4,350,342	$4,350	$75,867	$121,203	$2,865	$(15,234)	$189,051

Balance, December 31, 2019	3,938,668	$3,939	$55,089	$110,800	$(629)	$(14,425)	$154,774

Comprehensive income:
Net income				17,876			17,876
Net other comprehensive income (loss)					3,494		3,494
Stock dividend	38,318	38	1,878	(1,916)			-
Issuance of Common stock	373,356	373	18,854				19,227
Purchase of treasury stock (40,400 shares)						(2,120)	(2,120)
Restricted stock, executive, Board of Director awards and ESOP (9,669 shares)			(236)			491	255
Restricted stock vesting			281				281
Cash dividend reinvestment paid from treasury stock (15,404 shares)			1	-		820	821
Cash dividends, $1.460 per share				(5,557)			(5,557)
Balance, September 30, 2020	4,350,342	$4,350	$75,867	$121,203	$2,865	$(15,234)	$189,051

Balance, June 30, 2019	3,938,668	3,939	55,096	103,733	(337)	(14,410)	148,021

Comprehensive income:
Net income				5,196			5,196
Net other comprehensive income (loss)					48		48
Cash dividends, $0.445 per share				(1,587)			(1,587)
Balance, September 30, 2019	3,938,668	$3,939	$55,096	$107,342	$(289)	$(14,410)	$151,678

Balance, December 31, 2018	3,904,212	3,904	53,099	99,727	(3,921)	(13,580)	139,229

Comprehensive income:
Net income				14,447			14,447
Net other comprehensive income (loss)					3,632		3,632
Stock dividend	34,456	35	2,067	(2,102)			-
Purchase of treasury stock (20,620 shares)						(1,236)	(1,236)
Restricted stock, executive and Board of Director awards			(300)			415	115
Restricted stock vesting			221				221
Forfeited restricted stock			9			(9)	-
Cash dividends, $1.317 per share				(4,730)			(4,730)
Balance, September 30, 2019	3,938,668	$3,939	$55,096	$107,342	$(289)	$(14,410)	$151,678

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,876	$14,447
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	1,500	1,150
Depreciation and amortization	(1,648)	357
Amortization and accretion of investment securities	648	129
Deferred income taxes	359	420
Investment securities losses (gains), net	(26)	(78)
Earnings on bank owned life insurance	(514)	(463)
Vesting of restricted stock	281	221
Originations of loans held for sale	(62,677)	(15,261)
Proceeds from sales of loans held for sale	45,113	15,183
Realized gains on loans sold	(1,282)	(339)
Increase in accrued interest receivable	(1,023)	(24)
Increase (decrease) in accrued interest payable	(246)	(24)
Other, net	(729)	103
Net cash (used in) provided by operating activities	(2,368)	15,821
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	18,621	5,508
Proceeds from maturity and principal repayments	55,455	51,028
Purchase of securities	(117,166)	(59,788)
Purchase of equity securities	(1,439)	(64)
Proceeds from sale of equity securities	168	-
Purchase of interest bearing time deposits with other banks	(350)	(248)
Proceeds from matured interest bearing time deposits with other banks	848	1,490
Proceeds from redemption of regulatory stock	7,923	7,784
Purchase of regulatory stock	(6,424)	(9,127)
Net increase in loans	(24,741)	(36,653)
Purchase of premises and equipment	(760)	(225)
Proceeds from sale of premises and equipment	-	7
Proceeds from sale of foreclosed assets held for sale	669	813
Acquisition, net of cash paid	1,023	-
Net cash used in investing activities	(66,173)	(39,475)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	132,807	14,148
Proceeds from long-term borrowings	20,000	10,000
Repayments of long-term borrowings	(3,000)	(3,123)
Net (decrease) increase in short-term borrowed funds	(17,876)	11,769
Purchase of treasury stock	(2,120)	(1,236)
Reissuance of treasury stock	255	115
Dividends paid	(4,736)	(4,730)
Net cash provided by financing activities	125,330	26,943
Net increase in cash and cash equivalents	56,789	3,289
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	18,520	16,797
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75,309	$20,086

Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,321	$9,267
Income taxes paid	$3,500	$2,450
Loans transferred to foreclosed property	$32	$3,728
Right of use asset and liability	$636	$1,454

Acquisition of		Midcoast Community Bancorp Inc
Non-cash assets acquired
Available-for-sale securities		$-
Loans		223,235
Premises and equipment		1,787
Accrued interest receivable		586
Bank owned life insurance		3,766
Intangibles		157
Deferred tax asset		3,402
Other assets		2,878
Goodwill		8,080
		243,891

Liabilities assumed
Noninterest-bearing deposits		38,694
Interest-bearing deposits		170,132
Accrued interest payable		164
Borrowed funds		15,497
Other liabilities		1,198
		225,685
Net non-cash assets acquired		18,206
Cash and cash equivalents acquired		$8,637

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

In the opinion of management of the Company, the accompanying interim financial statements at September 30, 2020 and for the periods ended September 30, 2020 and 2019 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations at the dates and for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and of revenues and expenses for the periods covered by the Consolidated Statement of Income. The financial performance reported for the Company for the three and nine month periods ended September 30, 2020 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three and nine months ended September 30, 2020 and 2019 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue stream	2020	2019	2020	2019
Service charges on deposit accounts
Overdraft fees	$282	405	$847	$1,132
Statement fees	50	52	156	153
Interchange revenue	616	589	1,693	1,724
ATM income	99	108	241	300
Other service charges	65	71	170	189
Total Service Charges	1,112	1,225	3,107	3,498
Trust	199	148	542	589
Brokerage and insurance	352	289	941	843
Other	95	80	261	267
Total	$1,758	$1,742	$4,851	$5,197

Index
Note 3 - Earnings per Share

The following table sets forth the computation of earnings per share.

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income applicable to common stock	$8,007	$5,196	$17,876	$14,447

Basic earnings per share computation
Weighted average common shares outstanding	3,918,438	3,553,996	3,769,705	3,560,695
Earnings per share - basic	$2.04	$1.46	$4.74	$4.06

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	3,918,438	3,553,996	3,769,705	3,560,695
Add: Dilutive effects of restricted stock	-	-	2,025	2,280
Weighted average common shares outstanding for dilutive earnings per share	3,918,438	3,553,996	3,771,730	3,562,975
Earnings per share - diluted	$2.04	$1.46	$4.74	$4.05

For the three months ended September 30, 2020 and 2019, there were 9,480 and 9,013 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had per share prices ranging from $51.14-$62.93 for the three month period ended September 30, 2020 and per share prices ranging from $50.65-$62.93 for the three month period ended September 30, 2019. For the nine months ended September 30, 2020 and 2019, 5,347 and 4,453 shares, respectively, related to the restricted stock plan were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $58.37-$62.93 for the nine month period ended September 30, 2020 and prices ranging from $50.65-$62.93 for the nine month period ended September 30, 2019.

Note 4 – Investments

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at September 30, 2020 and December 31, 2019 were as follows (in thousands):

September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agency securities	$78,095	$2,647	$(44)	$80,698
U.S. treasury securities	27,430	737	-	28,167
Obligations of state and political subdivisions	89,678	2,297	(127)	91,848
Corporate obligations	6,423	84	-	6,507
Mortgage-backed securities in government sponsored entities	78,925	1,829	(136)	80,618
Total available-for-sale securities	$280,551	$7,594	$(307)	$287,838

December 31, 2019
Available-for-sale securities:
U.S. agency securities	$83,410	$1,523	$(70)	$84,863
U.S. treasury securities	27,394	267	-	27,661
Obligations of state and political subdivisions	60,667	865	(77)	61,455
Corporate obligations	3,250	78	-	3,328
Mortgage-backed securities in government sponsored entities	63,086	468	(155)	63,399
Total available-for-sale securities	$237,807	$3,201	$(302)	$240,706

Index
The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at September 30, 2020 and December 31, 2019 (in thousands). As of September 30, 2020, the Company owned 30 securities whose fair value was less than their cost basis.

September 30, 2020	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$6,979	$(44)	$-	$-	$6,979	$(44)
Obligations of state and political subdivisions	11,257	(127)	-	-	11,257	(127)
Mortgage-backed securities in government sponsored entities	8,884	(98)	5,779	(38)	14,663	(136)
Total securities	$27,120	$(269)	$5,779	$(38)	$32,899	$(307)

December 31, 2019
U.S. agency securities	$14,587	$(63)	$13,094	$(7)	$27,681	$(70)
Obligations of states and political subdivisions	7,508	(75)	1,507	(2)	9,015	(77)
Mortgage-backed securities in government sponsored entities	27,737	(97)	9,559	(58)	37,296	(155)
Total securities	$49,832	$(235)	$24,160	$(67)	$73,992	$(302)

As of September 30, 2020 and December 31, 2019, the Company’s investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, obligations of states and political subdivisions and mortgage backed securities issued by government sponsored entities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in fair value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or issuer-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Index
Proceeds from sales of securities available-for-sale for the nine months ended September 30, 2020 and 2019 were $18,621,000 and $5,508,000, respectively. Proceeds from sales of securities available-for-sale for the three months ended September 30, 2020 and 2019 were $13,145,000 and $5,508,000, respectively. The gross gains and losses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Gross gains on available for sale securities	$192	$9	$309	$9
Gross losses on available for sale securities	(7)	(1)	(7)	(1)
Net gains	$185	$8	$302	$8

The following table presents the net gains (losses) on the Company’s equity investments recognized in earnings during the three and nine month periods ended September 30, 2020 and 2019, and the portion of unrealized gains for the period that relates to equity investments held at September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Equity securities	2020	2019	2020	2019
Net gains (losses) recognized in equity securities during the period	$(33)	$29	$(276)	$70
Less: Net gains realized on the sale of equity securities during the period	68	-	68	-
Net unrealized gains (losses)	$(101)	$29	$(344)	$70

Investment securities with an approximate carrying value of $250.2 million and $209.1 million at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public funds, certain other deposits and borrowing lines.

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities (excludes equity securities) at September 30, 2020, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$19,293	$19,530
Due after one year through five years	65,451	68,561
Due after five years through ten years	58,962	60,506
Due after ten years	136,845	139,241
Total	$280,551	$287,838

Note 5 – Loans

The Company grants loans primarily to customers throughout north central, central and south central Pennsylvania and the southern tier of New York. The recently completed MidCoast acquisition has expanded our lending market into Wilmington and Dover, Delaware.   Although the Company had a diversified loan portfolio at September 30, 2020 and December 31, 2019, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for loan losses as of September 30, 2020 and December 31, 2019 (in thousands):

September 30, 2020	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$208,084	$1,041	$20	$207,023
Commercial	535,456	9,465	3,306	522,685
Agricultural	310,702	4,398	1,722	304,582
Construction	28,656	-	-	28,656
Consumer	30,625	15	-	30,610
Other commercial loans	129,731	1,603	-	128,128
Other agricultural loans	40,790	1,246	306	39,238
State and political subdivision loans	81,835	-	-	81,835
Total	1,365,879	17,768	5,354	1,342,757
Allowance for loan losses	15,169	791	-	14,378
Net loans	$1,350,710	$16,977	$5,354	$1,328,379

Index
December 31, 2019	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$217,088	$1,166	$23	$215,899
Commercial	342,023	11,537	1,210	329,276
Agricultural	311,464	3,782	-	307,682
Construction	15,519	-	-	15,519
Consumer	9,947	4	-	9,943
Other commercial loans	69,970	1,902	49	68,019
Other agricultural loans	55,112	1,281	-	53,831
State and political subdivision loans	94,446	-	-	94,446
Total	1,115,569	19,672	1,282	1,094,615
Allowance for loan losses	13,845	735	-	13,110
Net loans	$1,101,724	$18,937	$1,282	$1,081,505

During 2020 the Company participated in the Paycheck Protection Program (“PPP”), administered directly by the U.S. SBA. The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of September 30, 2020, the Company had outstanding principal balances of $53.9 million. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. PPP loans are included in the other commercial loan category.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $2.1 million in fees associated with the processing of these loans. Upon funding of the loan, these fees were deferred and will be amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2.
The Company evaluated whether loans acquired as part of the MidCoast acquisition were within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired loans (“PCI”) are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. There were no material increases or decreases in the expected cash flows of these loans between April 17, 2020 (the “acquisition date”) and September 30, 2020. The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral. The carrying value of purchased loans acquired with deteriorated credit quality as a result of the MidCoast acquisition was $4,654,000 at September 30, 2020.

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

Changes in the accretable yield for PCI loans were as follows for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$987	$100	$89	$104
Acquisition of Midcoast	-	-	966	-
Accretion	(100)	(10)	(168)	(14)
Balance at end of period	$887	$90	$887	$90

The following table presents additional information regarding loans acquired with specific evidence of deterioration in credit quality under ASC 310-30 (in thousands):

	September 30, 2020	December 31, 2019
Outstanding balance	$9,479	$4,072
Carrying amount	5,354	1,282

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

Index
The following table includes the recorded investment and unpaid principal balances for impaired loan receivables by class, excluding PCI loans, with the associated allowance amount, if applicable (in thousands):

September 30, 2020	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate loans:
Mortgages	$1,125	$609	$296	$905	$20
Home Equity	159	77	59	136	9
Commercial	10,053	8,325	1,140	9,465	341
Agricultural	4,614	2,526	1,872	4,398	79
Consumer	15	3	12	15	12
Other commercial loans	2,225	1,243	360	1,603	181
Other agricultural loans	1,368	123	1,123	1,246	149
Total	$19,559	$12,906	$4,862	$17,768	$791

December 31, 2019
Real estate loans:
Mortgages	$1,212	$794	$223	$1,017	$20
Home Equity	170	83	66	149	12
Commercial	12,070	10,723	814	11,537	251
Agricultural	3,900	1,580	2,202	3,782	151
Consumer	4	4	-	4	-
Other commercial loans	2,517	1,555	347	1,902	147
Other agricultural loans	1,347	126	1,155	1,281	154
Total	$21,220	$14,865	$4,807	$19,672	$735

The following tables includes the average balance of impaired loan receivables by class and the income recognized on these receivables for the three and nine month periods ended September 30, 2020 and 2019 (in thousands):

	For the Nine Months Ended
	September 30, 2020			September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis
Real estate loans:
Mortgages	$998	$15	$-	$1,075	$12	$-
Home Equity	142	5	-	108	4	-
Commercial	10,836	294	20	11,768	342	11
Agricultural	3,718	58	-	5,068	61	-
Consumer	3	-	-	2	-	-
Other commercial loans	1,757	2	-	2,088	1	-
Other agricultural loans	1,275	6	-	1,419	4	-
Total	$18,729	$380	$20	$21,528	$424	$11

Index
	For the Three Months Ended
	September 30, 2020			September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis
Real estate loans:
Mortgages	$900	$5	$-	$1,048	$3	$-
Home Equity	138	2	-	143	2	-
Commercial	9,436	75	18	11,906	112	-
Agricultural	3,633	18	-	4,795	5	-
Consumer	5	-	-	4	-	-
Other commercial loans	1,626	-	-	2,073	-	-
Other agricultural loans	1,259	2	-	1,408	-	-
Total	$16,997	$102	$18	$21,377	$122	$-

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

Index
The following tables represent credit exposures by internally assigned grades as of September 30, 2020 and December 31, 2019 (in thousands):

September 30, 2020	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$514,291	$10,727	$10,400	$38	$-	$535,456
Agricultural	287,998	11,882	10,822	-	-	310,702
Construction	28,656	-	-	-	-	28,656
Other commercial loans	124,563	1,239	3,843	86	-	129,731
Other agricultural loans	37,529	1,593	1,668	-	-	40,790
State and political subdivision loans	81,493	-	342	-	-	81,835
Total	$1,074,530	$25,441	$27,075	$124	$-	$1,127,170

December 31, 2019	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$329,831	$4,305	$7,848	$39	$-	$342,023
Agricultural	287,044	14,261	10,159	-	-	311,464
Construction	15,519	-	-	-	-	15,519
Other commercial loans	66,880	984	2,042	64	-	69,970
Other agricultural loans	51,711	1,077	2,324	-	-	55,112
State and political subdivision loans	93,993	-	453	-	-	94,446
Total	$844,978	$20,627	$22,826	$103	$-	$888,534

For residential real estate mortgages, home equity and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below, and all loans past due 90 or more days and still accruing. The following table presents the recorded investment in those loan classes based on payment activity as of September 30, 2020 and December 31, 2019 (in thousands):

September 30, 2020	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$149,171	$1,466	$20	$150,657
Home Equity	57,407	20	-	57,427
Consumer	30,613	12	-	30,625
Total	$237,191	$1,498	$20	$238,709

December 31, 2019	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$156,151	$904	$23	$157,078
Home Equity	59,950	60	-	60,010
Consumer	9,939	8	-	9,947
Total	$226,040	$972	$23	$227,035

Index
Aging Analysis of Past Due Loan Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loan receivables as of September 30, 2020 and December 31, 2019 (in thousands):

September 30, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	PCI	Total Loan Receivables	90 Days or Greater and Accruing
Real estate loans:
Mortgages	$736	$208	$811	$1,755	$148,882	$20	$150,657	$622
Home Equity	100	43	18	161	57,266	-	57,427	-
Commercial	1,651	78	4,805	6,534	525,616	3,306	535,456	413
Agricultural	116	215	1,327	1,658	307,322	1,722	310,702	147
Construction	-	-	-	-	28,656	-	28,656	-
Consumer	142	33	12	187	30,438	-	30,625	12
Other commercial loans	169	-	1,491	1,660	128,071	-	129,731	-
Other agricultural loans	9	-	136	145	40,339	306	40,790	-
State and political subdivision loans	-	-	-	-	81,835	-	81,835	-
Total	$2,923	$577	$8,600	$12,100	$1,348,425	$5,354	$1,365,879	$1,194

Loans considered non-accrual	$53	$-	$7,406	$7,459	$4,252	$-	$11,711
Loans still accruing	2,870	577	1,194	4,641	1,344,173	5,354	1,354,168
Total	$2,923	$577	$8,600	$12,100	$1,348,425	$5,354	$1,365,879

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	PCI	Total Loan Receivables	90 Days or Greater and Accruing
Real estate loans:
Mortgages	$581	$57	$319	$957	$156,098	$23	$157,078	$1
Home Equity	334	11	56	401	59,609	-	60,010	1
Commercial	750	573	3,720	5,043	335,770	1,210	342,023	-
Agricultural	118	-	785	903	310,561	-	311,464	299
Construction	-	-	-	-	15,519	-	15,519	-
Consumer	113	10	8	131	9,816	-	9,947	2
Other commercial loans	217	71	1,946	2,234	67,687	49	69,970	184
Other agricultural loans	29	32	-	61	55,051	-	55,112	-
State and political subdivision loans	-	-	-	-	94,446	-	94,446	-
Total	$2,142	$754	$6,834	$9,730	$1,104,557	$1,282	$1,115,569	$487

Loans considered non-accrual	$90	$95	$6,347	$6,532	$5,004	$-	$11,536
Loans still accruing	2,052	659	487	3,198	1,099,553	1,282	1,104,033
Total	$2,142	$754	$6,834	$9,730	$1,104,557	$1,282	$1,115,569

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

The following table reflects the loan receivables, excluding PCI loans, on non-accrual status as of September 30, 2020 and December 31, 2019, respectively. The balances are presented by class of loan receivable (in thousands):

	September 30, 2020	December 31, 2019
Real estate loans:
Mortgages	$844	$903
Home Equity	20	59
Commercial	5,141	5,080
Agricultural	3,161	2,578
Consumer	-	6
Other commercial loans	1,551	1,837
Other agricultural loans	994	1,073
	$11,711	$11,536

Loan Modifications Related to COVID-19

The Company has elected to follow the loan modification guidance under Section 4013 of the CARES Act with regard to COVID-19 modifications made between March 1, 2020 and the earlier of either December 31, 2020 or the 60th day after the end of the COVID-19 national emergency. Under section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. A modification of six months or less is considered to be a short-term loan modification. In response to the COVID-19 pandemic, the Company has prudently executed loan modifications for existing loan customers, which includes deferrals of interest and in certain cases deferrals of principal and interest. The following table presents information regarding loans which were subject to a loan modification related to COVID-19, with balances as of the date of modification and September 30, 2020, as well as the balance by modification type as of September 30, 2020.

	Number of loans	Balance as of Modification date	Number of loans as of September 30, 2020	Balance as of September 30, 2020	Principal and Interest Deferral	Principal Deferral	% of loans as of September 30, 2020
Real estate loans:
Mortgages	49	$9,996	1	$75	$75	$-	0.05%
Home Equity	29	1,389	-	-	-	-	0.00%
Commercial	259	144,647	9	17,712	13,039	4,673	3.31%
Agricultural	50	20,421	2	2,368	-	2,368	0.76%
Construction	3	1,178	-	-	-	-	0.00%
Consumer	10	68	-	-	-	-	0.00%
Other commercial loans	88	24,077	-	-	-	-	0.00%
Other agricultural loans	46	3,347	-	-	-	-	0.00%
Total	534	$205,123	12	$20,155	$13,114	$7,041	1.48%

Index
Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to structure more affordable terms before their loan reaches nonaccrual status. These restructured terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of interest or principal, or both, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company’s investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower’s ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  As of September 30, 2020 and December 31, 2019, included within the allowance for loan losses are reserves of $293,000 and $345,000 respectively, that are associated with loans modified as TDRs.

Loan modifications that are considered TDRs completed during the three and nine months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	For the Three Months Ended September 30, 2020
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification

Real estate loans:
Commercial	-	1	$-	$276	$-	$276
Consumer	-	1	-	3	-	3
Total	-	2	$-	$279	$-	$279

	For the Nine Months Ended September 30, 2020
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification

Real estate loans:
Commercial	-	3	-	682	-	682
Agricultural	-	1	-	150	-	150
Consumer	-	1	-	3	-	3
Total	-	5	$-	$835	$-	$835

	For the Three Months Ended September 30, 2019
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	1	$-	$118	$-	$118
Consumer	-	1	-	3	-	3
Total	-	2	$-	$121	$-	$121

Index
	For the Nine Months Ended September 30, 2019
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Mortgages	-	1	$-	$4	$-	$4
Home Equity	-	1	-	40	-	40
Commercial	-	5	-	918	-	918
Consumer	-	1	-	3	-	3
Total	-	8	$-	$965	$-	$965

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism on modified loans occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The following table presents the recorded investment in loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which began January 1, 2020 and 2019 (9 month periods) and July 1, 2020 and 2019 (3 month periods), respectively, and that subsequently defaulted during these reporting periods (dollars in thousands):

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Real estate loans:
Commercial	1	$110	-	$-	1	$110	1	$542
Agricultural	-	-	-	-	-	-	1	1,439
Other agricultural loans	-	-	-	-	-	-	4	261
Total recidivism	1	$110	-	$-	1	$110	6	$2,242

Allowance for Loan Losses

The following table segregates the allowance for loan losses (ALLL) into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of September 30, 2020 and December 31, 2019, respectively (in thousands):

	September 30, 2020			December 31, 2019
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real estate loans:
Residential	$29	$1,190	$1,219	$32	$1,082	$1,114
Commercial	341	4,965	5,306	251	4,298	4,549
Agricultural	79	4,727	4,806	151	4,871	5,022
Construction	-	85	85	-	43	43
Consumer	12	340	352	-	112	112
Other commercial loans	181	1,049	1,230	147	1,108	1,255
Other agricultural loans	149	586	735	154	807	961
State and political subdivision loans	-	514	514	-	536	536
Unallocated	-	922	922	-	253	253
Total	$791	$14,378	$15,169	$735	$13,110	$13,845

Index
The following tables roll forward the balance of the ALLL by portfolio segment for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands):

	For the three months ended September 30, 2020
	Balance at June 30, 2020	Charge-offs	Recoveries	Provision	Balance at September 30, 2020
Real estate loans:
Residential	$1,206	$-	$-	$13	$1,219
Commercial	4,944	(220)	3	579	5,306
Agricultural	5,061	(4)	19	(270)	4,806
Construction	81	-	-	4	85
Consumer	362	(12)	3	(1)	352
Other commercial loans	1,201	(1)	4	26	1,230
Other agricultural loans	821	-	-	(86)	735
State and political subdivision loans	547	-	-	(33)	514
Unallocated	604	-	-	318	922
Total	$14,827	$(237)	$29	$550	$15,169

	For the three months ended September 30, 2019
	Balance at June 30, 2019	Charge-offs	Recoveries	Provision	Balance at September 30, 2019
Real estate loans:
Residential	$1,066	$(24)	$-	$49	$1,091
Commercial	4,400	-	-	241	4,641
Agricultural	4,532	-	-	180	4,712
Construction	36	-	-	(17)	19
Consumer	118	(10)	6	5	119
Other commercial loans	1,328	-	3	18	1,349
Other agricultural loans	741	-	-	128	869
State and political subdivision loans	539	-	-	(3)	536
Unallocated	544	-	-	(201)	343
Total	$13,304	$(34)	$9	$400	$13,679

	For the nine months ended September 30, 2020
	Balance at December 31, 2019	Charge-offs	Recoveries	Provision	Balance at September 30, 2020
Real estate loans:
Residential	$1,114	$-	$-	$105	$1,219
Commercial	4,549	(221)	37	941	5,306
Agricultural	5,022	(4)	19	(231)	4,806
Construction	43	-	-	42	85
Consumer	112	(30)	15	255	352
Other commercial loans	1,255	(1)	9	(33)	1,230
Other agricultural loans	961	-	-	(226)	735
State and political subdivision loans	536	-	-	(22)	514
Unallocated	253	-	-	669	922
Total	$13,845	$(256)	$80	$1,500	$15,169

Index
	For the nine months ended September 30, 2019
	Balance at December 31, 2018	Charge-offs	Recoveries	Provision	Balance at September 30, 2019
Real estate loans:
Residential	$1,105	$(24)	$-	$10	$1,091
Commercial	4,115	(293)	-	819	4,641
Agricultural	4,264	-	-	448	4,712
Construction	58	-	-	(39)	19
Consumer	120	(32)	24	7	119
Other commercial loans	1,354	(38)	8	25	1,349
Other agricultural loans	752	-	-	117	869
State and political subdivision loans	762	-	-	(226)	536
Unallocated	354	-	-	(11)	343
Total	$12,884	$(387)	$32	$1,150	$13,679

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

Index
For the three months ended September 30, 2020, the allowance for commercial real estate, agricultural real estate and other agricultural loans was increased due to a general deterioration in economic activity as a result of the Covid-19 pandemic. In addition, residential real estate was increased due to an increase in past due loans. The factor related to the volume and severity of classified, adversely or graded loans was decreased for municipal loans, agriculture real estate loans and other agricultural loans due to a decrease in classified loans.  The decrease in the provision for agricultural real estate loans and  other agricultural loans is due to the decrease in outstanding loans in these loan portfolios as of September 30, 2020 compared to June 30, 2020.

For the nine months ended September 30, 2020, the allowance for all categories was increased due to a general deterioration in economic activity and increase in unemployment as a result of the Covid-19 pandemic. In addition, commercial real estate was increased due to an increase in past due and nonaccrual loans. Factors related to residential real estate were increased due to an increase in past due loans. The factor related to the volume and severity of classified, adversely or graded loans was decreased for municipal loans, agriculture real estate loans and other agricultural loans due to a decrease in classified loans. The decrease in the provision for other agricultural loans is due to the decrease in outstanding loans in these loan portfolios as of September 30, 2020 compared to December 31, 2019.

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

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of September 30, 2020 and December 31, 2019, included within other assets are $2,726,000 and $3,404,000, respectively, of foreclosed assets. As of September 30, 2020, included within the foreclosed assets are $199,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of September 30, 2020, the Company had initiated formal foreclosure proceedings on $723,000 of consumer residential mortgages, which had not yet been transferred into foreclosed assets In accordance with various state regulations, foreclosure actions have been suspended into the fourth quarter.

Index
Note 6 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020			December 31, 2019
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$2,058	$(1,220)	$838	$1,718	$(1,077)	$641
Core deposit intangibles	1,943	(1,243)	700	1,786	(1,081)	705
Covenant not to compete	125	(125)	-	125	(125)	-
Total amortized intangible assets	$4,126	$(2,588)	$1,538	$3,629	$(2,283)	$1,346
Unamortized intangible assets:
Goodwill	$31,376			$23,296

(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for amortized intangible assets for the next five years (in thousands). We based our projections of amortization expense shown below on existing asset balances at September 30, 2020. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Covenant not to compete	Total
Three months ended September 30, 2020 (actual)	$46	$57	$-	$103
Nine months ended September 30, 2020 (actual)	144	162	-	306
Three months ended September 30, 2019 (actual)	44	58	8	110
Nine months ended September 30, 2019 (actual)	138	174	24	336
Estimate for year ending December 31,
Remaining 2020	60	55	-	115
2021	213	192	-	405
2022	168	156	-	324
2023	130	121	-	251
2024	98	85	-	183
Thereafter	169	91	-	260
Total	$838	$700	$-	$1,538

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

The following sets forth the components of net periodic benefit costs of the Pension Plan and the line item on the Consolidated Statement of Income where such amounts are included, for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	Affected line item on the Consolidated Statement of Income
Service cost	$82	$78	$247	$256	Salary and Employee Benefits
Interest cost	83	123	249	401	Other Expenses
Expected return on plan assets	(215)	(187)	(646)	(595)	Other Expenses
Partial Settlement	-	-	307	-	Other Expenses
Net amortization and deferral	59	60	175	181	Other Expenses
Net periodic benefit cost	$9	$74	$332	$243

The Bank expects to contribute $250,000 to the Pension Plan during the fourth quarter of 2020.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  In April of 2016, the Company’s stockholders authorized a total of 150,000 shares of the Company’s common stock to be made available under the Plan. As of September 30, 2020, 124,479 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted stock during the three and nine months ended September 30, 2020:

	Three months		Nine months
	Unvested Shares	Weighted Average Market Price	Unvested Shares	Weighted Average Market Price
Outstanding, beginning of period	10,786	$56.60	10,877	$60.11
Granted	85	58.37	4,732	51.29
Forfeited	-	-	-	-
Vested	-	-	(4,738)	(59.32)
Outstanding, end of period	10,871	$56.61	10,871	$56.61

Compensation expense related to restricted stock is recognized, based on the market price of the stock at the grant date, over the vesting period. Compensation expense related to restricted stock was $248,000 and $219,000 for the nine months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020 and 2019, compensation expense totaled $83,000 and $78,000, respectively. At September 30, 2020, the total compensation cost related to nonvested awards that had not yet been recognized was $615,000, which is expected to be recognized over the next three years.

Index
Note 8 – Accumulated Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Nine months ended September 30, 2020
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of December 31, 2019	$2,290	$(2,919)	$-	$(629)
Other comprehensive income (loss) before reclassifications (net of tax)	3,705	-	(353)	3,352
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	(239)	381	-	142
Net current period other comprehensive income (loss)	3,466	381	(353)	3,494
Balance as of September 30, 2020	$5,756	$(2,538)	$(353)	$2,865

	Nine months ended September 30, 2019
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of December 31, 2018	$(973)	$(2,948)	$-	$(3,921)
Other comprehensive income (loss) before reclassifications (net of tax)	3,495	-	-	3,495
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	(6)	143	-	137
Net current period other comprehensive income (loss)	3,489	143	-	3,632
Balance as of September 30, 2019	$2,516	$(2,805)	$-	$(289)

	Three months ended September 30, 2020
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of June 30, 2020	$5,938	$(2,585)	$(446)	$2,907
Other comprehensive income (loss) before reclassifications (net of tax)	(35)	-	93	58
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	(147)	47	-	(100)
Net current period other comprehensive income (loss)	(182)	47	93	(42)
Balance as of September 30, 2020	$5,756	$(2,538)	$(353)	$2,865

	Three months ended September 30, 2019
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of June 30, 2019	$2,515	$(2,852)	$-	$(337)
Other comprehensive income (loss) before reclassifications (net of tax)	7	-	-	7
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	(6)	47	-	41
Net current period other comprehensive income (loss)	1	47	-	48
Balance as of September 30, 2019	$2,516	$(2,805)	$-	$(289)

(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheet.

Index
The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the Consolidated Statement of Income
	Three Months Ended September 30, 2020
	2020	2019
Unrealized gains and losses on available for sale securities
	$185	$8	Available for sale securities gains, net
	(38)	(2)	Provision for income taxes
	$147	$6

Defined benefit pension items
	$(59)	$(60)	Other expenses
	12	13	Provision for income taxes
	$(47)	$(47)

Total reclassifications	$100	$(41)

	Nine Months Ended September 30,
	2020	2019
Unrealized gains and losses on available for sale securities
	$302	$8	Available for sale securities gains, net
	(63)	(2)	Provision for income taxes
	$239	$6

Defined benefit pension items
	$(482)	$(181)	Other expenses
	101	38	Provision for income taxes
	$(381)	$(143)

Total reclassifications	$(142)	$(137)

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

Index
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

The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of September 30, 2020 and December 31, 2019 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

September 30, 2020	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$1,696	$-	$-	$1,696
Available for sale securities:
U.S. Agency securities	-	80,698	-	80,698
U.S. Treasury securities	28,167	-	-	28,167
Obligations of state and political subdivisions	-	91,848	-	91,848
Corporate obligations	-	6,507	-	6,507
Mortgage-backed securities in government sponsored entities	-	80,618	-	80,618
Liabilities
Interest rate swaps	-	448	-	448

December 31, 2019	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$701	$-	$-	$701
Available for sale securities:
U.S. Agency securities	-	84,863	-	84,863
U.S. Treasuries securities	27,661	-	-	27,661
Obligations of state and political subdivisions	-	61,455	-	61,455
Corporate obligations	-	3,328	-	3,328
Mortgage-backed securities in government sponsored entities	-	63,399	-	63,399

Index
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis as of September 30, 2020 and December 31, 2019 are included in the table below (in thousands):

September 30, 2020	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$4,072	$4,072
Other real estate owned	-	-	2,692	2,692

December 31, 2019	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$3,860	$3,860
Other real estate owned	-	-	3,299	3,299

•
Impaired Loans - The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level III measurement.  If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. The fair values above excluded estimated selling costs of $449,000 and $424,000 at September 30, 2020 and December 31, 2019, respectively.

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

September 30, 2020	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	$4,072	Appraised Collateral Values	Discount for time since appraisal	0-100%	17.70%
			Selling costs	5%-10%	9.25%
			Holding period	0 - 12 months	11.86 months

Other real estate owned	2,692	Appraised Collateral Values	Discount for time since appraisal	10-30%	18.79%

December 31, 2019	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	3,860	Appraised Collateral Values	Discount for time since appraisal	0-100%	19.22%
			Selling costs	5%-10%	9.26%
			Holding period	6 - 12 months	11.76 months

Other real estate owned	3,299	Appraised Collateral Values	Discount for time since appraisal	5-43%	16.37%

Index
Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

September 30, 2020	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$13,758	$14,406	$-	$-	$14,406
Loans held for sale	19,320	19,320	-	-	19,320
Net loans	1,350,710	1,369,709	-	-	1,369,709

Financial liabilities:
Deposits	1,552,753	1,558,516	1,168,405	-	390,111
Borrowed funds	99,602	99,616	-	-	99,616

December 31, 2019	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$14,256	$14,635	$-	$-	$14,635
Loans held for sale	815	815	-	-	815
Net loans	1,101,724	1,091,006	-	-	1,091,006

Financial liabilities:
Deposits	1,211,118	1,211,200	938,387	-	272,813
Borrowed funds	85,117	84,581	-	-	84,581

The carrying amounts for cash and due from banks, bank owned life insurance, regulatory stock, accrued interest receivable and payable approximate fair value and are considered Level I measurements.

Note 10 – Acquisition of MidCoast Community Bancorp, Inc.

In the third quarter of 2019, the Company announced the signing of a definitive merger agreement to acquire 100% of the outstanding equity interest of MidCoast Community Bancorp, Inc. (“MidCoast”) for $6.50 per share in cash and stock. MidCoast was a Pennsylvania Corporation that conducted its business primarily through, its wholly owned subsidiary MidCoast Community Bank, which operated from a main office in Wilmington, Delaware, and two branches in Wilmington, Delaware, and one branch in Dover, Delaware.

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

The following table summarizes the purchase of MidCoast as of April 17, 2020:

(In Thousands, Except Per Share Data)
Purchase Price Consideration in Common Stock
Citizens Financial Services, Inc. shares issued	373,356
Value assigned to Citizens Financial Services, Inc. common share	$51.50
Purchase price assigned to MidCoast common shares exchanged for Citizens Financial Services, Inc.		$19,227
Purchase Price Consideration - Cash for Common Stock
Purchase price assigned to The First National Bank of Fredericksburg common shares exchanged for cash		7,616
Total Purchase Price		26,843
Net Assets Acquired:
MidCoast Community Bancorp, Inc shareholders’ equity	$24,330
Adjustments to reflect assets acquired at fair value:
Investments
Loans
Interest rate	1,424
General credit	(4,375)
Specific credit - non-amortizing	(2,135)
Specific credit - amortizing	(966)
Core deposit intangible	157
Owned premises	(426)
Other assets	65
Deferred tax assets	2,217
Adjustments to reflect liabilities acquired at fair value:
Time deposits	(1,018)
Borrowings	(497)
Other liabilities	(13)
		18,763
Goodwill resulting from merger		$8,080

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

The Company recorded goodwill and other intangibles associated with the acquisition of MidCoast totaling $8,237,000.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Company did not recognize any impairment from April 17, 2020 to September 30, 2020. None of the goodwill acquired is expected to be deductible for tax purposes.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. For the period from April 17, 2020 to September 30, 2020, no such adjustments were recorded.  The identifiable intangible asset consists of core deposit intangibles which are being amortized on an accelerated basis over the useful life of such assets.  The gross carrying amount of the core deposit intangible at September 30, 2020 was $157,000, with $12,000 accumulated amortization, respectively, as of that date.

As of September 30, 2020, the current year and estimated future amortization expense for the core deposit intangibles was (in thousands):

Core deposit intangibles
Three months ended September 30, 2020 (actual)	$7
Nine months ended September 30, 2020 (actual)	12
Estimate for year ending December 31,
Remaining 2020	7
2021	27
2022	24
2023	21
2024	18
Thereafter	48
Total	$145

Amounts recognized separately from the acquisition include primarily legal fees, investment banking fees, system conversion costs, severance costs and contract termination costs. These costs were included in merger and acquisition expenses within non-interest expenses on the Consolidated Statement of Income and amounted to approximately $2,179,000 for the nine months ended September 30, 2020.

Index
Results of operations for MidCoast prior to the acquisition date are not included in the Consolidated Statement of Income for the nine months ended September 30, 2020.

The following table presents financial information regarding the former MidCoast operations included in our Consolidated Statement of Income from the date of acquisition through September 30, 2020 under the column “Actual from Acquisition Date through September 30, 2020”.  In addition, the following table presents unaudited pro forma information as if the acquisition of MidCoast had occurred on January 1, 2019 under the “Pro Forma” columns.  The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited proforma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition.  Merger and acquisition integration costs and amortization of fair value adjustments are included in the numbers below.

		Pro Forma for
	Actual from Acquisition	Three Months Ended		Nine Months Ended
	Date Through	September 30,		September 30,
(In Thousands, Except Per Share Data)	September 30, 2020	2020	2019	2020	2019
Net interest income	$5,387	$16,052	$15,404	$47,642	$44,918
Non-interest income	107	3,538	2,239	7,779	6,416
Net income	3,035	7,678	5,849	16,306	16,649
Pro forma earnings per share:
Basic		$1.96	$1.49	$4.16	$4.23
Diluted		$1.96	$1.49	$4.16	$4.23

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

Index
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

Index
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

In August 2020, the FASB issued ASU 2020-6, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity.  This ASU removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, entities will not separately present in equity an embedded conversion feature in such debt. Instead, they will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or (2) a convertible debt instrument was issued at a substantial premium.  This ASU requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. The amendments in this ASU are effective for public business entities that are not smaller reporting companies, for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  For all other entities, this ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The guidance may be early adopted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. This Update is not expected to have a significant impact on the Company’s financial statements.

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

Introduction

The following is management's discussion and analysis of the financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results you may expect for the full year.

The Company currently engages in the general business of banking throughout our service area of Potter, Tioga, Clinton, Bradford and Centre counties in north central Pennsylvania, Lebanon, Berks, Schuylkill and Lancaster counties in south central Pennsylvania and Allegany County in southern New York and with the recently closed MidCoast acquisition, the Cities of Wilmington and Dover, Delaware. We also have a limited branch office in Union county, Pennsylvania, which primarily serves agricultural and commercial customers in the central Pennsylvania market. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 31 banking facilities, 30 of which operate as bank branches.  In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy, Fivepointville, State College and two branches near the city of Lebanon, Pennsylvania. The Fivepointville branch was opened in the first quarter of 2019. The limited branch office is located in Winfield, Pennsylvania. In New York, our office is in Wellsville. With the merger MidCoast completed in the second quarter, we added three branches in Delaware with two being in the Wilmington market and one in Dover. In the fourth quarter of 2020, we will be opening a full service branch in Kennett Square, Pennsylvania, which is located Chester County and will further serve customers acquired as part of the MidCoast acquisition.

Covid-19 Pandemic Response and Loan Profile

In response to the Covid-19 pandemic, the Company created a payment relief program that included the following:
•	Waiver of late fees for March, April and May
•	Interest only payment options for consumers and businesses for 60-90 days.
•	Deferral of principal payments for consumers and businesses in certain industries for 60-120 days
•	Waiver of Company ATM fees for customers utilizing foreign ATMS through May
•	Waiver of early withdrawal penalties through May 1, 2020 on CDs

Index
Through September 30, 2020, we have modified 534 loans totaling $205.1 million, primarily business related loans. As of September 30, 2020, loans with aggregate balances of $20.2 million were still under a modified agreement. Of the $20.2 million modifications outstanding as of September 30, 2020, $6.7 million mature by the end of October 2020, with the remainder maturing by December 31, 2020. Additionally, in accordance with government regulations, we have paused all foreclosure actions in accordance with state mandates.

We also are participating in the Paycheck Protection Program for loans provided under the auspices of the Small Business Administration (SBA). As of September 30, 2020, we had outstanding 591 loans with balances totaling $53.9 million that earn interest at 1% per annum and are expected to generate fee revenue of approximately $2.1 million over the next 24 months. A portion of these loans may be forgiven by the SBA depending on the customers usage of the proceeds beginning in the fourth quarter of 2020.

The Company tracks industry concentrations to identify risks that could lead to additional credit exposure. As a result of the Covid 19 pandemic, the Company has determined that hotels/motels and restaurants represent a higher level of credit risk. At September 30, 2020, the Company has limited loan concentrations to these industries as follows:
•	Hotels/Motels - $41.4 million or 3.0% of outstanding loans
•	Restaurants - $27.7 million or 2.0% of outstanding loans
•	Amusement/Theme parks - $13.8 million, or 1.0% of outstanding loans

Our agricultural relationships are also being strained by the pandemic as demand for certain products has declined and processing plant issues have resulted in strains on our customers as a result of the pandemic. Agricultural lending comprises $351.5 million, or 25.7% of outstanding balances as of September 30, 2020. The federal government has provided assistance to some of our customers through various programs to combat some of the impact of the COVID-19 pandemic.

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

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Balance Sheets since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of September 30, 2020 and December 31, 2019, the Trust Department had $137.1 million and $134.3 million of assets under management, respectively.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Balance Sheets since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $215.4 million at December 31, 2019 to $227.1 million at September 30, 2020. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, especially in our central and south central Pennsylvania markets.

Results of Operations

Overview of the Income Statement

The Company had net income of $17,876,000 for the first nine months of 2020 compared to $14,447,000 for last year’s comparable period, an increase of $3,429,000, or 23.7%. Basic earnings per share for the first nine months of 2020 were $4.74, compared to $4.06 last year, representing a 16.8% increase.  Annualized return on assets and return on equity for the nine months of 2020 were 1.43% and 13.85%, respectively, compared with 1.33% and 12.99% for last year’s comparable period.

Net income for the three months ended September 30, 2020 was $8,007,000 compared to $5,196,000 in the comparable 2019 period, an increase of $2,811,000 or 54.1%. Basic earnings per share for the three months ended September 30, 2020 were $2.04, compared to $1.46 last year, representing a 39.7% increase. Annualized return on assets and return on equity for the quarter ended September 30, 2020 was 1.75% and 17.36%, respectively, compared with 1.43% and 13.74% for the same 2019 period.

Index
Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense paid on interest-bearing liabilities.

Net interest income for the first nine months of 2020 was $45,646,000, an increase of $8,496,000, or 22.9%, compared to the same period in 2019.  For the first nine months of 2020 the provision was $1,500,000, an increase of $350,000 over the comparable period in 2019. Consequently, net interest income after the provision for loan losses was $44,146,000 in the first nine months of 2020 compared to $36,000,000 during the first nine months of 2019.

For the three months ended September 30, 2020, net interest income was $16,470,000 compared to $12,899,000, an increase of $3,571,000, or 27.7% over the comparable period in 2019. The provision for loan losses this quarter was $550,000 compared to $400,000 for last year’s third quarter.  Consequently, net interest income after the provision for loan losses was $15,920,000 for the quarter ended September 30, 2020 compared to $12,499,000 in 2019.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the three and nine months ended September 30, 2020 and 2019 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates Nine Months Ended
	September 30, 2020			September 30, 2019
(dollars in thousands)	Average Balance (1) $	Interest $	Average Rate %	Average Balance (1) $	Interest $	Average Rate %
ASSETS
Short-term investments:
Interest-bearing deposits at banks	35,580	23	0.09	9,546	19	0.27
Total short-term investments	35,580	23	0.09	9,546	19	0.27
Interest bearing time deposits at banks	14,266	275	2.57	15,364	292	2.54
Investment securities:
Taxable	185,220	3,487	2.51	189,157	3,968	2.80
Tax-exempt (3)	74,664	1,693	3.02	58,150	1,404	3.22
Total investment securities	259,884	5,180	2.66	247,307	5,372	2.90
Loans (2)(3)(4):
Residential mortgage loans	212,912	8,450	5.30	215,325	8,584	5.33
Construction	25,715	952	4.95	20,576	796	5.17
Commercial Loans	556,133	22,282	5.35	415,287	17,064	5.49
Agricultural Loans	357,498	12,096	4.52	338,266	11,657	4.61
Loans to state & political subdivisions	89,407	2,709	4.05	98,680	2,910	3.94
Other loans	17,878	794	5.93	9,680	562	7.76
Loans, net of discount	1,259,543	47,283	5.01	1,097,814	41,573	5.06
Total interest-earning assets	1,569,273	52,761	4.49	1,370,031	47,256	4.61
Cash and due from banks	7,643			6,243
Bank premises and equipment	17,152			16,120
Other assets	75,238			56,978
Total non-interest earning assets	100,033			79,341
Total assets	1,669,306			1,449,372
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	374,347	904	0.32	331,084	1,756	0.71
Savings accounts	237,873	387	0.22	216,858	608	0.37
Money market accounts	196,985	810	0.55	163,443	1,520	1.24
Certificates of deposit	333,044	3,178	1.27	282,754	3,143	1.49
Total interest-bearing deposits	1,142,249	5,279	0.62	994,139	7,027	0.95
Other borrowed funds	92,120	960	1.39	108,975	2,216	2.72
Total interest-bearing liabilities	1,234,369	6,239	0.68	1,103,114	9,243	1.12
Demand deposits	246,424			184,159
Other liabilities	16,390			13,817
Total non-interest-bearing liabilities	262,814			197,976
Stockholders' equity	172,123			148,282
Total liabilities & stockholders' equity	1,669,306			1,449,372
Net interest income		46,522			38,013
Net interest spread (5)			3.81%			3.49%
Net interest income as a percentage of average interest-earning assets			3.96%			3.71%
Ratio of interest-earning assets to interest bearing liabilities			127%			124%

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

Index

	Analysis of Average Balances and Interest Rates
	Three Months Ended
	September 30, 2020			September 30, 2019
(dollars in thousands)	Average Balance (1) $	Interest $	Average Rate %	Average Balance (1) $	Interest $	Average Rate %
ASSETS
Short-term investments:
Interest-bearing deposits at banks	67,954	14	0.08	10,047	6	0.24
Total short-term investments	67,954	14	0.08	10,047	6	0.24
Interest bearing time deposits at banks	14,143	92	2.59	15,100	97	2.55
Investment securities:
Taxable	192,641	1,077	2.24	182,113	1,478	3.25
Tax-exempt (3)	84,097	614	2.92	59,464	477	3.22
Total investment securities	276,738	1,691	2.45	241,577	1,955	3.24
Loans (2)(3)(4):
Residential mortgage loans	209,161	2,807	5.34	215,748	2,892	5.32
Construction	29,087	356	4.87	13,149	176	5.31
Commercial Loans	652,380	8,472	5.17	424,662	5,863	5.48
Agricultural Loans	356,164	3,971	4.44	344,897	4,018	4.62
Loans to state & political subdivisions	83,671	872	4.15	96,192	958	3.95
Other loans	30,460	401	5.24	9,566	196	8.13
Loans, net of discount	1,360,923	16,879	4.93	1,104,214	14,103	5.07
Total interest-earning assets	1,719,758	18,676	4.32	1,370,938	16,161	4.68
Cash and due from banks	7,350			5,944
Bank premises and equipment	17,802			15,967
Other assets	90,238			58,869
Total non-interest earning assets	115,390			80,780
Total assets	1,835,148			1,451,718
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	406,635	211	0.21	335,279	590	0.70
Savings accounts	247,414	96	0.15	221,771	218	0.39
Money market accounts	218,682	215	0.39	167,229	505	1.20
Certificates of deposit	382,551	1,113	1.16	266,385	1,002	1.49
Total interest-bearing deposits	1,255,282	1,635	0.52	990,664	2,315	0.93
Other borrowed funds	98,350	281	1.14	102,622	660	2.56
Total interest-bearing liabilities	1,353,632	1,916	0.56	1,093,286	2,975	1.08
Demand deposits	280,457			194,024
Other liabilities	16,611			13,139
Total non-interest-bearing liabilities	297,068			207,163
Stockholders' equity	184,448			151,269
Total liabilities & stockholders' equity	1,835,148			1,451,718
Net interest income		16,760			13,186
Net interest spread (5)			3.76%			3.60%
Net interest income as a percentage of average interest-earning assets			3.88%			3.82%
Ratio of interest-earning assets to interest-bearing liabilities			127%			125%
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

Index
Tax exempt revenue is shown on a tax-equivalent basis (non-Gaap) for proper comparison using a federal statutory income tax rate of 21% for the three and nine months ended September 30, 2020 and 2019.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s Federal statutory rate during the corresponding period. The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended September 30, 2020 and 2019 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Interest and dividend income from investment securities and interest bearing deposits at banks (non-tax adjusted)	$1,668	$1,959	$5,122	$5,388
Tax equivalent adjustment	129	99	356	295

Interest and dividend income from investment securities and interest bearing deposits at banks (tax equivalent basis)	$1,797	$2,058	$5,478	$5,683

Interest and fees on loans (non-tax adjusted)	$16,718	$13,915	$46,763	$41,005
Tax equivalent adjustment	161	188	520	568
Interest and fees on loans (tax equivalent basis)	$16,879	$14,103	$47,283	$41,573

Total interest income	$18,386	$15,874	$51,885	$46,393
Total interest expense	1,916	2,975	6,239	9,243
Net interest income	16,470	12,899	45,646	37,150
Total tax equivalent adjustment	290	287	876	863
Net interest income (tax equivalent basis)	$16,760	$13,186	$46,522	$38,013

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended September 30, 2020 vs 2019 (1)			Nine months ended September 30, 2020 vs 2019 (1)
		Change	Total	Change in	Change	Total
	Change in Volume	in Rate	Change	Volume	in Rate	Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$9	$(1)	$8	$5	$(1)	$4
Interest bearing time deposits at banks	(7)	2	(5)	(21)	4	(17)
Investment securities:
Taxable	92	(493)	(401)	(81)	(400)	(481)
Tax-exempt	175	(38)	137	368	(79)	289
Total investments	267	(531)	(264)	287	(479)	(192)
Loans:
Residential mortgage loans	(96)	11	(85)	(88)	(46)	(134)
Construction	193	(13)	180	189	(33)	156
Commercial Loans	2,920	(311)	2,609	5,647	(429)	5,218
Agricultural Loans	142	(189)	(47)	655	(216)	439
Loans to state & political subdivisions	(137)	51	(86)	(281)	80	(201)
Other loans	245	(40)	205	321	(89)	232
Total loans, net of discount	3,267	(491)	2,776	6,443	(733)	5,710
Total Interest Income	3,536	(1,021)	2,515	6,714	(1,209)	5,505
Interest Expense:
Interest-bearing deposits:
NOW accounts	162	(541)	(379)	271	(1,123)	(852)
Savings accounts	28	(150)	(122)	67	(288)	(221)
Money Market accounts	241	(531)	(290)	415	(1,125)	(710)
Certificates of deposit	232	(121)	111	164	(129)	35
Total interest-bearing deposits	663	(1,343)	(680)	917	(2,665)	(1,748)
Other borrowed funds	(28)	(351)	(379)	(301)	(955)	(1,256)
Total interest expense	635	(1,694)	(1,059)	616	(3,620)	(3,004)
Net interest income	$2,901	$673	$3,574	$6,098	$2,411	$8,509

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Index
Tax equivalent net interest income increased from $38,013,000 for the nine month period ended September 30, 2019 to $46,522,000 for the nine month period ended September 30, 2020, an increase of $8,509,000. The tax equivalent net interest margin increased from 3.71% for the first nine months of 2019 to 3.96% for the comparable period in 2020. The increase is primarily caused by the decrease in the cost of interest-bearing liabilities and the increase in average outstanding loans.

Total tax equivalent interest income for the 2020 nine month period increased $5,505,000 as compared to the 2019 nine month period. This increase was a result of an increase of $6,714,000 due to a change in volume as average interest-bearing assets increased $199.2 million. As a result of the low rate interest environment, the yield on average interest earning assets decreased 12 basis point from 4.61% to 4.49%.

Tax equivalent investment income for the nine months ended September 30, 2020 decreased $192,000 over the same period last year. The primary cause of the decrease was a decrease in the yield on taxable investments of 29 basis points.

•
The yield on taxable securities decreased 29 basis points from 2.80% to 2.51% as a result of calls of investments that were purchased at a discount in the third quarter of 2019. This resulted in a decrease in investment income of $400,000. The average balance of taxable securities decreased $3.9 million, which resulted in a decrease in investment income of $81,000.

•
The average balance of tax-exempt securities increased by $16.5 million, which resulted in an increase in investment income of $368,000. The yield on tax-exempt securities decreased 20 basis points from 3.22% to 3.02%, which corresponds to a decrease in interest income of $79,000. The yield decrease was attributable to higher yielding securities being called and maturing and being replaced by securities that were purchased in a lower rate environment. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

Total loan interest income increased $5,710,000 for the nine months ended September 30, 2020 compared to the same period last year, as a result of the MidCoast acquisition that closed in the second quarter and loan growth achieved in 2019 that occurred primarily in our central and south central Pennsylvania markets.

•
The average balance of commercial loans increased $140.8 million from a year ago. The growth was primarily attributable to the MidCoast acquisition. This had a positive impact of $5,647,000 on total interest income due to volume. The yield decreased 14 basis points to 5.35%, which decreased loan interest income $429,000.

•
Interest income on agricultural loans increased $439,000 from 2019 to 2020. The increase in the average balance of agricultural loans of $19.2 million is primarily attributable to loan growth in our central and south central Pennsylvania markets and the MidCoast acquisition. The increase in the average balance of these loans resulted in an increase in interest income due to volume of $655,000. The yield on agricultural loans decreased 9 basis points to 4.52%, which decreased loan interest income $216,000.

•
The average balance of state and political subdivision loans decreased $9.3 million from a year ago as a result of several pay-offs during 2020. This resulted in a decrease of $281,000 on total interest income due to volume.

Index
•	The average balance of other loans increased $8.2 million as a result of an increase in outstanding student loans. This resulted in an increase of $321,000 on total interest income due to volume.

Total interest expense decreased $3,004,000 for the nine months ended September 30, 2020 compared with the comparative period last year primarily as a result of a decrease in the cost of interest-bearing liabilities. Interest expense decreased $3,620,000 due to rate as a result of a decrease in the average rate paid on interest-bearing liabilities from 1.12% to 0.68%. The decrease was driven by the Federal Reserve interest rate cuts in the second half of 2019 and the first quarter of 2020.

•
The average balance of interest bearing deposits increased $148.1 million from September 30, 2019 to September 30, 2020. The primary cause of the increase was the MidCoast acquisition completed in the second quarter of 2020. We experienced increases of $43.3 million in NOW accounts, $21.0 million in savings accounts, $33.5 million in money market accounts and $50.3 million in certificates of deposit. The cumulative effect of these volume changes was an increase in interest expense of $917,000.  (see also “Financial Condition – Deposits”). The average rate paid on interest bearing deposits was 0.62% for the first nine months of 2020 and 0.95% for the comparable period in 2019. This resulted in a decrease in interest expense of $2,665,000. The decrease was due to the Federal Reserve cutting interest rates during 2019 and 2020.

•
The average balance of other borrowed funds decreased $16.9 million from a year ago. This resulted in a decrease in interest expense of $301,000. There was a decrease in the average rate paid on other borrowed funds from 2.72% to 1.39% due to a decrease in rates as a result of Federal Reserve interest rate decreases in 2019 and 2020 resulting in a decrease in interest expense of $955,000.

Tax equivalent net interest income for the three months ended September 30, 2020 was $16,760,000 which compares to $13,186,000 for the same period last year.  This represents an increase of $3,574,000 or 27.1% and was primarily caused by the MidCoast acquisition completed in the second quarter of 2020.

Total tax equivalent interest income was $18,676,000 for the three month period ended September 30, 2020, compared to $16,161,000 for the comparable period last year, an increase of $2,515,000. As with the nine month period, the increase was driven by the MidCoast acquisition and the associated increase in volume of $3,536,000 due to average interest earning assets increasing $348.8 million offset by a decrease of $1,021,000 as a result of the average yield on interest-earning assets decreasing 36 basis points from 4.68% to 4.32% for the comparable periods.

•
Total investment income decreased by $264,000 compared to same period last year.  The primary cause of the decrease was the decrease in the yield on taxable securities, which decreased 1.01% to 2.24%, which corresponds to a decrease of $493,000 in interest income. The decrease in yield is due to security calls made in the third quarter of 2019 that were purchased at a discount. The average balance of investments increased $35.2 million, which corresponds to an increase in investment income of $267,000.

•
Total loan interest income increased $2,776,000 compared to the same period last year, with the change corresponding to the year to date change. As a result of the MidCoast acquisition and the PPP loan program, the average loan balance increased by $256.7 million, which corresponds to an increase in loan interest income of $3,267,000.

Total interest expense decreased $1,059,000 for the three months ended September 30, 2020 compared with last year as a result of the average rate on interest-bearing liabilities decreasing 52 basis points from 1.08% to 0.56%, which decreased interest expense $1,694,000.

•
The average balance of interest bearing deposits increased $264.6 million for the three month period ended September 30, 2020, as a result of the MidCoast acquisition, which corresponds to a change due to volume of $663,000.  The rate paid on interest bearing deposits was 0.52% for the three months ended September 30, 2020 and 0.93% for the comparable period in 2019. This results in a decrease in interest expense of $1,343,000.

Index
•
The average balance of other borrowed funds decreased $4.3 million from a year ago. This resulted in a decrease in interest expense of $28,000. There was a decrease in the average rate on other borrowed funds from 2.56% to 1.14% as a result of the Federal Reserve interest rate decreases in 2019 and 2020 resulting in a decrease in interest expense of $351,000.

Provision for Loan Losses

For the nine month period ended September 30, 2020, we recorded a provision for loan losses of $1,500,000, which represents an increase of $350,000 from the $1,150,000 provision recorded in the corresponding nine months of last year. The provision was higher in 2020 than 2019 primarily due to the economic environment as a result of the COVID-19 pandemic and the higher levels of unemployment, which offset the decrease in loans when the MidCoast acquired loans and PPP loans guaranteed by the SBA are excluded from 2020 activity. (see “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

For the three months ended September 30, 2020, we recorded a provision of $550,000 compared to $400,000 in 2019 with the increase being a result of the economic environment due to the Covid 19 pandemic. (see “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

Non-interest Income

The following table shows the breakdown of non-interest income for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine months ended September 30,		Change
	2020	2019	Amount	%
Service charges	$3,107	$3,498	$(391)	(11.2)
Trust	542	589	(47)	(8.0)
Brokerage and insurance	941	843	98	11.6
Gains on loans sold	1,282	339	943	278.2
Equity security (losses) gains, net	(276)	70	(346)	(494.3)
Available for sale security gains, net	302	8	294	3,675.0
Earnings on bank owned life insurance	514	463	51	11.0
Other	1,046	427	619	145.0
Total	$7,458	$6,237	$1,221	19.6

	Three months ended September 30,		Change
	2020	2019	Amount	%
Service charges	$1,112	$1,225	$(113)	(9.2)
Trust	199	148	51	34.5
Brokerage and insurance	352	289	63	21.8
Gains on loans sold	855	176	679	385.8
Equity security gains, net	(33)	29	(62)	(213.8)
Available for sale security gains, net	185	8	177	2,212.5
Earnings on bank owned life insurance	180	158	22	13.9
Other	688	144	544	377.8
Total	$3,538	$2,177	$1,361	62.5

Non-interest income for the nine months ended September 30, 2020 totaled $7,458,000, an increase of $1,221,000 when compared to the same period in 2019.  During the first nine months of 2020, net equity security losses amounted to $276,000 as a result of market losses associated with the Covid-19 pandemic compared to gains of $70,000 last year. During the first nine months of 2020, there were $302,000 of gains from the sale of available for sale securities compared to $8,000 for the comparable period in 2019. We sold $18.6 million of US agency mortgage backed securities for a pre-tax gain of $302,000.

Index
The increase in gains on loans sold is attributable to a $29.9 million increase in loans sold for the nine months ended September 30, 2020 as a result of the low rate environment, which has significantly increased residential refinancings. The decrease in service charges of $391,000 for the nine months ended September 30, 2020 is attributable to the Bank’s response to the COVID-19  pandemic and a decrease in customer spending as a result of mandatory stay at home orders. The decrease in Trust revenues is due to lower estate settlement fees and asset levels in 2020 compared to 2019. The increase in other income is due to fees on offering back to back swaps to certain customers, which generated fee income of $610,000 in 2020.

For the three month period ended September 30, 2020, the changes experienced from the prior year related available for sale security gains, gains on loans sold, service charges and  other income correspond to the changes experienced for the nine month period. The increase in trust fees was due to estate settlement fees in the third quarter of 2020.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine months ended September 30,		Change
	2020	2019	Amount	%
Salaries and employee benefits	$17,411	$15,129	$2,282	15.1
Occupancy	1,891	1,639	252	15.4
Furniture and equipment	587	501	86	17.2
Professional fees	1,180	1,101	79	7.2
FDIC insurance	341	196	145	74.0
Pennsylvania shares tax	809	825	(16)	(1.9)
Amortization of intangibles	162	198	(36)	(18.2)
Merger and acquisition	2,179	275	1,904	692.4
Software expenses	817	699	118	16.9
ORE expenses	221	308	(87)	(28.2)
Other	4,428	4,102	326	7.9
Total	$30,026	$24,973	$5,053	20.2

	Three months ended September 30,		Change
	2020	2019	Amount	%
Salaries and employee benefits	$6,102	$5,096	$1,006	19.7
Occupancy	714	530	184	34.7
Furniture and equipment	267	165	102	61.8
Professional fees	417	343	74	21.6
FDIC insurance	135	(20)	155	(775.0)
Pennsylvania shares tax	275	275	-	-
Amortization of intangibles	57	66	(9)	(13.6)
Merger and acquisition	-	275	(275)	NA
Software expenses	324	244	80	32.8
ORE expenses (recovery)	30	92	(62)	(67.4)
Other	1,371	1,348	23	1.7
Total	$9,692	$8,414	$1,278	15.2

Index
Non-interest expenses increased $5,053,000 for the nine months ended September 30, 2020 compared to the same period in 2019. Salaries and employee benefits increased $2,282,000 or 15.1%. The increase was due to merit increases effective at the beginning of 2020, additional headcount as part of the MidCoast acquisition and increased health care expenses.

The increase in occupancy expenses is due to the additional branches acquired as part of the MidCoast acquisition. The increase in merger and acquisition costs was due to costs associated with the MidCoast acquisition that closed in April 2020. The increase in other expenses is attributable to the partial settlement of the Company’s pension plan due to lump sum distributions taken during the second quarter of 2020. The increase in FDIC insurance was due to credit received from the FDIC in 2019 as the Deposit Insurance Fund exceeded 1.38%.

For the three months ended, September 30, 2020, non-interest expenses increased $1,278,000 when compared to the same period in 2019. The changes are driven by the MidCoast acquisition that closed in the April 2020 resulting in additional headcount and branches. The increase in FDIC insurance was due to credit received from the FDIC in 2019 as the Deposit Insurance Fund exceeded 1.38%.

Provision for Income Taxes

The provision for income taxes was $3,702,000 for the nine month period ended September 30, 2020 compared to $2,817,000 for the same period in 2019. The increase is primarily attributable to the increase in income before the provision for income taxes of $4,314,000 for the comparable periods.  Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 17.2% and 16.3% for the first nine months of 2020 and 2019, respectively, compared to the statutory rate of 21%.

For the three months ended September 30, 2020, the provision for income taxes was $1,759,000 compared to $1,066,000 for the same period in 2019. The increase is attributable to the increase in income before the provision for income taxes of $3,504,000 for the comparable periods. Our effective tax rate was 18.0% and 17.0% for the three months ended September 30, 2020 and 2019, respectively.

We are invested in four limited partnerships that have established low-income housing projects in our market areas. We anticipate recognizing an aggregate of $317,000 of tax credits over the next 2.25 years, with an additional $35,000 anticipated to be recognized during 2020.

Financial Condition

Total assets were $1.86 billion at September 30, 2020, an increase of $392.0 million from $1.47 billion at December 31, 2019, due primarily to the MidCoast acquisition and PPP loans, as well as deposit growth, which is due to individuals holding more cash due to the pandemic. Cash and cash equivalents increased $56.8 million to $75.3 million. Available for sale securities increased $47.1 million and net loans increased $249.0 million to $1.35 billion at September 30, 2020.  Total deposits increased $341.6 million to $1.55 billion since year-end 2019, while borrowed funds increased $14.5 million to $99.6 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $75.3 million at September 30, 2020 compared to $18.5 million at December 31, 2019, an increase of $56.8 million. The increase was attributable to deposit growth as customers continue to hold more cash during the pandemic. Management actively measures and evaluates its liquidity position through our Asset–Liability Committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Index
Investments

The following table shows the composition of the investment portfolio (including debt and equity securities) as of September 30, 2020 and December 31, 2019 (dollars in thousands):
	September 30, 2020		December 31, 2019
	Amount	%	Amount	%
Debt securities:
U. S. Agency securities	$80,698	27.9	$84,863	35.1
U. S. Treasury notes	28,167	9.7	27,661	11.5
Obligations of state & political subdivisions	91,848	31.7	61,455	25.5
Corporate obligations	6,507	2.3	3,328	1.4
Mortgage-backed securities in government sponsored entities	80,618	27.8	63,399	26.2
Equity securities	1,696	0.6	701	0.3
Total	$289,534	100.0	$241,407	100.0

	September 30, 2020/
	December 31, 2019
	Change
	Amount	%
Debt securities:
U. S. Agency securities	$(4,165)	(4.9)
U. S. Treasury notes	506	1.8
Obligations of state & political subdivisions	30,393	49.5
Corporate obligations	3,179	95.5
Mortgage-backed securities in government sponsored entities	17,219	27.2
Equity securities	995	141.9
Total	$48,127	19.9

Our investment portfolio increased by $48.1 million, or 19.9%, from December 31, 2019 to September 30, 2020. During 2020, we purchased $21.2 million of U.S. agency obligations, $44.1 million state and political securities, $43.9 million of mortgage backed securities,  $3.2 million corporate securities and $1.4 million of equity securities, which was offset by $14.4 million of principal repayments and $41.1 million of calls and maturities that occurred during the first nine months of 2020. Additionally, with the Federal Reserve purchasing securities in the “To be Announced” mortgage market, we sold $18.6 million with a gain of $302,000. As a result of changes in interest rates, the unrealized gain on available for sale investment portfolio increased $4.4 million. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the nine month period ended September 30, 2020 yielded 2.66%, compared to 2.90% in the comparable period in 2019, on a tax equivalent basis.

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

Index
Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the investment portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor withdrawal requirements and various credit needs of its customers.

Loans Held for Sale

Loans held for sale increased $18.5 million to $19.3 million as of September 30, 2020 from December 31, 2019. The increase in loans held for sale was due to the amount of refinancings occurring due o the low rate environment as well as system and personnel constraints due to the COVID-19 pandemic.

Loans

The following table shows the composition of the loan portfolio as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30,		December 31,
	2020		2019
	Amount	%	Amount	%
Real estate:
Residential	$208,084	15.2	$217,088	19.5
Commercial	535,456	39.2	342,023	30.7
Agricultural	310,702	22.7	311,464	27.9
Construction	28,656	2.1	15,519	1.4
Consumer	30,625	2.2	9,947	0.8
Other commercial loans	129,731	9.5	69,970	6.3
Other agricultural loans	40,790	3.0	55,112	4.9
State & political subdivision loans	81,835	6.1	94,446	8.5
Total loans	1,365,879	100.0	1,115,569	100.0
Less allowance for loan losses	15,169		13,845
Net loans	$1,350,710		$1,101,724

	September 30, 2020/
	December 31, 2019
	Change
	Amount	%
Real estate:
Residential	$(9,004)	(4.1)
Commercial	193,433	56.6
Agricultural	(762)	(0.2)
Construction	13,137	84.7
Consumer	20,678	207.9
Other commercial loans	59,761	85.4
Other agricultural loans	(14,322)	(26.0)
State & political subdivision loans	(12,611)	(13.4)
Total loans	$250,310	22.4

The Bank’s lending efforts have historically been focused in north central Pennsylvania and southern New York. The acquisition of FNB in 2015 expanded the focus into Lebanon, Lancaster and Schuylkill County markets in south central Pennsylvania. The opening of the Winfield office in 2016 and the acquisition of the State College branch in 2017 has increased our presence in the central Pennsylvania market. The recently closed MidCoast acquisition has expanded our lending market into Wilmington and Dover, Delaware. We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships our lending teams have with their customers and our lenders expertise in certain areas, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank’s website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors. As of September 30, 2020, the Company had one industry specific loan concentration to the dairy industry, totaling $143.0 million or 10.5% of total loans. compared to $153.6 million or 13.8% of total loans at December 31, 2019.

Index
During the first nine months of 2020, the primary driver of growth was the MidCoast acquisition, which increased loans $223.2 million and the PPP program administered by the SBA, which generated loan growth of $53.9 million as of September 30, 2020. Excluding the acquisition and PPP program, loans would have decreased $29.2 million since year-end as a result of three large relationships paying off in the first part of 2020. Commercial and agricultural loan demand is subject to significant competitive pressures, the yield curve, and overall national, regional and local economic conditions.

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

Residential real estate loans decreased slightly during the first nine months of 2020. Loan demand for conforming mortgages, which the Company typically sells on the secondary market, increased significantly in 2020 when compared to 2019 as a result of the low rate environment. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.

In response to the Covid-19 pandemic, the Company has implemented programs to assist our customers. These include allowing customers to make interest only payments for up to 60 days and allowing certain customers in specific industries like hospitality to defer both principal and interest payments for up to 120 days. Customers are eligible to request additional modifications. The Company also agreed to waive late fees for March, April and May of 2020.

Index
Allowance for Loan Losses

The allowance for loan losses is maintained at a level which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio at the balance sheet date.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the nine months ended September 30, 2020 and for the years ended December 31, 2019, 2018, 2017 and 2016 (dollars in thousands):

Index
	September 30,	December 31,
	2020	2019	2018	2017	2016
Balance
at beginning of period	$13,845	$12,884	$11,190	$8,886	$7,106
Charge-offs:
Real estate:
Residential	-	32	118	107	85
Commercial	221	578	66	41	100
Agricultural	4	-	-	30	-
Consumer	30	49	40	130	100
Other commercial loans	1	38	91	-	55
Other agricultural loans	-	60	50	5	-
Total loans charged-off	256	757	365	313	340
Recoveries:
Real estate:
Residential	-	-	69	-	-
Commercial	37	-	3	11	479
Agricultural	19	-	-	-	-
Consumer	15	33	31	49	88
Other commercial loans	9	10	30	16	33
Other agricultural loans	-	-	1	1	-
Total loans recovered	80	43	134	77	600

Net loans (recovered) charged-off	176	714	231	236	(260)
Provision charged to expense	1,500	1,675	1,925	2,540	1,520
Balance at end of year	$15,169	$13,845	$12,884	$11,190	$8,886

Loans outstanding at end of period	$1,365,879	$1,115,569	$1,081,883	$1,000,525	$799,611
Average loans outstanding, net	$1,259,543	$1,102,565	$1,044,250	$883,355	$725,881
Non-performing assets:
Non-accruing loans	$11,711	$11,536	$13,724	$10,171	$11,454
Accrual loans - 90 days or more past due	1,194	487	68	555	405
Total non-performing loans	$12,905	$12,023	$13,792	$10,726	$11,859
Foreclosed assets held for sale	2,726	3,404	601	1,119	1,036
Total non-performing assets	$15,631	$15,427	$14,393	$11,845	$12,895

Annualized net charge-offs to average loans	0.02%	0.06%	0.02%	0.03%	-0.04%
Allowance to total loans	1.11%	1.24%	1.19%	1.12%	1.11%
Allowance to total non-performing loans	117.54%	115.15%	93.42%	104.33%	74.93%
Non-performing loans as a percent of loans net of unearned income	0.94%	1.08%	1.27%	1.07%	1.48%
Non-performing assets as a percent of loans net of unearned income	1.14%	1.38%	1.33%	1.18%	1.61%

Management believes that it uses the best information available when establishing the allowance for loan losses and that the allowance for loan losses is adequate as of September 30, 2020.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

Index
The allowance for loan losses was $15,169,000 or 1.11% of total loans as of September 30, 2020, as compared to $13,845,000 or 1.24% of loans as of December 31, 2019. The $1,324,000 increase in the allowance during the first nine months of 2020 is the result of a $1,500,000 provision and net charge-offs of $176,000. The decrease as a percent of loans is attributable to the increase in loans as part of the acquisition of MidCoast and the associated purchase accounting adjustments that were applied to the MidCoast loan portfolio. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category as of September 30, 2020 and December 31, 2019, 2018, 2017 and 2016 (dollars in thousands):
	September 30,		December 31
	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$1,219	15.2	$1,114	19.4	$1,105	19.9	$1,049	21.4	$1,064	25.9
Commercial	5,306	39.2	4,549	30.7	4,115	29.5	3,867	30.8	3,589	31.6
Agricultural	4,806	22.7	5,022	27.9	4,264	26.3	3,143	24.0	1,494	15.5
Construction	85	2.1	43	1.4	58	3.1	23	1.3	47	3.2
Consumer	352	2.2	112	0.9	120	0.9	124	1.0	122	1.4
Other commercial loans	1,230	9.5	1,255	6.3	1,354	6.9	1,272	7.2	1,327	7.3
Other agricultural loans	735	3.0	961	4.9	752	3.9	492	3.8	312	2.9
State & political subdivision loans	514	6.1	536	8.5	762	9.5	816	10.5	833	12.2
Unallocated	922	N/A	253	N/A	354	N/A	404	N/A	98	N/A
Total allowance for loan losses	$15,169	100.0	$13,845	100.0	$12,884	100.0	$11,190	100.0	$8,886	100.0

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate totaled 61.9% of the loan portfolio, 66.7% of the allowance at that date was assigned to this segment of the loan portfolio as these loans have more inherent credit risk than residential real estate or loans to state and political subdivisions.

The following table identifies amounts of loans contractually past due 30 to 89 days and non-performing loans by loan category, as well as the change from December 31, 2019 to September 30, 2020 in non-performing loans (dollars in thousands). Non-performing loans include accruing loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	September 30, 2020				December 31, 2019
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days	90 Days			30 - 89 Days	90 Days
	Past Due	Past Due	Non-	Total Non-	Past Due	Past Due	Non-	Total Non-
(in thousands)	Accruing	Accruing	accrual	Performing	Accruing	Accruing	accrual	Performing
Real estate:
Residential	$1,064	$622	$864	$1,486	$933	$2	$962	$964
Commercial	1,701	413	5,141	5,554	1,225	-	5,080	5,080
Agricultural	331	147	3,161	3,308	118	299	2,578	2,877
Construction	-	-	-	-	-	-	-	-
Consumer	142	12	-	12	123	2	6	8
Other commercial loans	200	-	1,551	1,551	283	184	1,837	2,021
Other agricultural loans	9	-	994	994	29	-	1,073	1,073
Total nonperforming loans	$3,447	$1,194	$11,711	$12,905	$2,711	$487	$11,536	$12,023

Index

	Change in Non-Performing Loans
	September 30, 2020 /December 31, 2019
(in thousands)	Amount	%
Real estate:
Residential	$522	54.1
Commercial	474	9.3
Agricultural	431	15.0
Construction	-	NA
Consumer	4	50.0
Other commercial loans	(470)	(23.3)
Other agricultural loans	(79)	(7.4)
Total nonperforming loans	$882	7.3

For the nine months ended September 30, 2020, we recorded a provision for loan losses of $1,500,000. Non-performing loans increased $882,000 or 7.3%, from December 31, 2019 to September 30, 2020, primarily due to two residential mortgage customers going past due  by greater than 90 days and an agricultural relationship being placed on non-accrual status. Approximately 57.7% of the Bank’s non-performing loans at September 30, 2020 are associated with the following four customer relationships:

•
A commercial loan relationship with $2.2 million outstanding, and additional letters of credit of $2.1 million available, secured by undeveloped land, stone quarries and equipment, was on non-accrual status as of September 30, 2020. The customer is an excavation company and expanded to meet the needs of the natural gas industry for stone for pad and road development. The decreased exploration activities have significantly impacted the cash flows of the customer. During 2019, the Company had the underlying equipment collateral appraised. The 2019 appraisal indicated a decrease in collateral values compared to the appraisal ordered for the loan origination and an appraisal performed in 2017, however, the loan is still considered well secured on a loan to value basis. Management determined that no specific reserve was required as of September 30, 2020.

•
An agricultural customer with a total loan relationship of $2.6 million, secured by real estate, equipment and cattle, was on non-accrual status as of September 30, 2020. The customer declared bankruptcy during the fourth quarter of 2018 and developed a workout plan that was approved in the fourth quarter of 2019 and resulted in monthly payments resuming in late 2019. Included within these loans to this customer are $1,022,000 of loans which are subject to Farm Service Agency guarantees. Depressed milk prices and the pandemic have created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices, which is not assured, we will need to rely upon the collateral for repayment of interest and principal. As of September 30, 2020, there was a specific reserve of $214,000 for this relationship.

•
A commercial customer with a loan relationship of $1.6 million, secured by commercial real estate, business assets and vehicles, was on non-accrual status as of September 30, 2020. The business expanded into a new market, which has not grown as originally expected and has created cashflow issues. The customer has signed contracts to sell a portion of the collateral, which will be used to pay down a portion of these balances in the fourth quarter of 2020. Management reviewed the collateral and determined that no specific reserve was required as of September 30, 2020.

•
An agricultural customer with a total loan relationship of $1.2 million, secured by real estate was on non-accrual status as of September 30, 2020. The COVID-19 pandemic has created cash flow difficulties for this customer.  We expect that we will need to rely upon the collateral for repayment of interest and principal. Management reviewed the collateral and determined that no specific reserve was required as of September 30, 2020.

Index
Management of the Company believes that the allowance for loan losses as of September 30, 2020 is adequate, which is based on the following factors:
•	Four loan relationships comprised 57.7% of the non-performing loan balance, which had approximately $214,000 of specific reserves, as of September 30, 2020.
•
The Company has a history of low charge-offs, which have returned to lower levels in the first half of 2020 after being slightly elevated in 2019. Net charge-offs for the first nine months of 2020 were 0.02% and were 0.06% for all of 2019.

Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of September 30, 2020 and  December 31, 2019, the cash surrender value of the life insurance was $32.4 million and $28.1 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations. As part of the acquisition, the Bank acquired $3.8 million of bank owned life insurance. The amounts recorded as non-interest income totaled $180,000 and $158,000 for the three month periods ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, $514,000 and $463,000, respectively, was recorded in non-interest income. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

The Company agreements that were purchased directly from insurance companies are structured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB provide a fixed split-dollar benefit for the beneficiaries estate, which is dependent on several factors including whether the covered individual was a former Director of First National Bank of Fredericksburg (“FNB”) or a former employee of FNB and their salary level. As of September 30, 2020 and December 31, 2019, included in other liabilities on the Consolidated Balance Sheet was a liability of $678,000 and $684,000, respectively, for the obligation under the split-dollar benefit agreements.

Premises and Equipment

Premises and equipment increased $1.8 million to $17.7 million as of September 30, 2020 from December 31, 2019. As a result of the acquisition, $1.8 million was acquired, which is the primary driver of the increase.

Deposits

The following table shows the composition of deposits as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30,		December 31,
	2020		2019
	Amount	%	Amount	%
Non-interest-bearing deposits	$276,286	17.8	$203,793	16.9
NOW accounts	407,837	26.3	340,273	28.1
Savings deposits	248,716	16.0	224,456	18.5
Money market deposit accounts	235,566	15.2	169,865	14.0
Certificates of deposit	384,348	24.7	272,731	22.5
Total	$1,552,753	100.0	$1,211,118	100.0

Index

	September 30, 2020/
	December 31, 2019
	Change
	Amount	%
Non-interest-bearing deposits	$72,493	35.6
NOW accounts	67,564	19.9
Savings deposits	24,260	10.8
Money market deposit accounts	65,701	38.7
Certificates of deposit	111,617	40.9
Total	$341,635	28.2

Deposits increased $341.6 million since December 31, 2019. As part of the MidCoast acquisition, the Bank acquired $208.8 million in deposits. A portion of the remaining increase is related to customers who deposited PPP loan proceeds into a deposit account at the Bank. We continue to enhance our cash management services to improve our customer services and to grow deposits through our current customers.

Borrowed Funds

 Borrowed funds were $99.6 million and $85.1 million as of September 30, 2020 and December 31, 2019, respectively. As part of the MidCoast acquisition, $15.5 million of borrowings were acquired. Excluding the acquisition, Overnight advances decreased $24.8 million, while short term advances increased $5.0 million. We borrowed $20.0 million on a long-term basis and subsequent to the acquisition, we repaid $3.0 million of a long term advance acquired as part of the acquisition. There was $1.9 million increase in repurchase agreements. As of September 30, 2020, long-term advances total $53.5 million, while short-term advances total $25.0 million.

During the second quarter, we implemented several interest rate hedging strategies. In April 2020, the Bank entered into two interest rate swap agreements to convert floating-rate debt to fixed rate debt on notional amounts of $15.0 million and $10.0 million. The interest rate swap instruments involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amounts. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on April 1, 2020 and expire on April 1, 2025 and April 1, 2027. In April 2020, the Company entered into an interest rate swap agreement to convert floating-rate debt to fixed rate debt on a notional amounts of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on April 13, 2020 and expire on June 17, 2027. In May, the Bank entered into three two year forward interest rate swaps that will convert floating rate debt to fixed rate debt on notional amounts of $6.0 million each.  The interest rate swap instruments involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on May 14, 2020 and expire on May 14, 2027, 2029 and 2032. The fair value of the interest rate swaps at September 30, 2020 was $448,000 and is included within other liabilities on the consolidated balance sheets.

The Company’s current strategy for borrowings is to consider terms and structures to manage interest rate risk and liquidity in a flat to inverted interest rate environment. The Company's daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

Index
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

Total stockholders’ equity was $189.1 million at September 30, 2020 compared to $154.8 million at December 31, 2019, an increase of $34,277,000, or 22.2%.  Excluding accumulated other comprehensive income (loss), stockholders’ equity increased $30.8 million, or 19.8%. As part of the MidCoast acquisition, we issued 373,356 shares with a value of $19.2 million based on the Company’s closing stock price of $51.50 per share on April 17, 2020. The Company purchased 40,400 shares of treasury stock at a weighted average cost of $52.48 per share. The Company reissued 6,911 shares to employees and Directors as a reward for years of services and performance at a weighted average cost of $50.78 per share. For the nine months of 2020, the Company had net income of $17.9 million and declared cash dividends of $5.6 million, or $1.46 per share, representing a cash dividend payout ratio of 31.1%.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios  of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2020 and December 31, 2019, that the Bank meets all capital adequacy requirements to which it was subject at such dates.

As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy.  Under the CBLR framework a qualifying community bank is considered well-capitalized if its leverage ratio (Tier 1 capital divided by average total consolidated assets) exceeds 9%. Following the passage of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in response to the COVID-19 pandemic, the federal banking regulators revised the CBLR framework as follows: (i) beginning in the second quarter of 2020, a qualifying community bank need only have a leverage ratio of at least 8%, subject to the other qualifying requirements, and (ii) if a qualifying community bank’s leverage ratio falls below 8%, then it will have two calendar quarters to maintain a leverage ratio of 7% or greater.  These revisions under the CARES Act are effective April 23, 2020 and will terminate upon the earlier of the termination of the national emergency related to COVID-19 or December 31, 2020.  Following such termination there is a grace period for returning to the 9% CBLR threshold.  The CBLR will be set at 8% for the remainder of 2020, 8.5% for 2021, and 9% thereafter.  The grace period is also adjusted to account for the graduating increase. As a result, in 2020 and 2021, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 7% and 7.5%, respectively. Thereafter, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 8%. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At September 30, 2020, the Bank was considered “well-capitalized” under the CBLR framework, with a leverage ratio of 8.66%.

Index
Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2020 and December 31, 2019 (in thousands):
	September 30, 2020	December 31, 2019
Commitments to extend credit	$291,686	$211,530
Standby letters of credit	19,261	17,857
	$310,947	$229,387

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at September 30, 2020 and December 31, 2019 was $12,176,000 and $11,872,000, respectively. The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first nine months of 2020 were $669,000 compared to $225,000 during the same time period in 2019.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank had a maximum borrowing capacity at the FHLB of approximately $680.5 million, of which $103.9 million was outstanding, at September 30, 2020. The Bank also had two federal funds lines with third party providers in the total amount of $34.0 million as of September 30, 2020, which are unsecured and undrawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $10.7 million, which also is not drawn upon as of September 30, 2020. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Index
Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial Services, Inc. is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial Services, Inc.’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At September 30, 2020, Citizens Financial Services, Inc. (on an unconsolidated basis) had liquid assets of $4.4 million.

Interest Rate and Market Risk Management

The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances and the market value risk of assets and liabilities.

Because of the nature of our operations, we are not subject to foreign currency exchange or commodity price risk and, because we have no trading portfolio, we are not subject to trading risk. Currently, the Company has equity securities that represent only 0.09% of its total assets and, therefore, equity risk is not significant.

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

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company’s risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of September 30, 2020 (dollars in thousands):
		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-100 Shock	57,974	(786)	(1.34)
Base	58,760	-	-
+100 Shock	57,749	(1,011)	(1.72)
+200 Shock	56,961	(1,799)	(3.06)
+300 Shock	56,159	(2,601)	(4.43)
+400 Shock	55,160	(3,600)	(6.13)

Index
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

(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the risk factor discussed below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. At September 30, 2020, the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Index
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

Index
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

Index
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

7/1/20 to 7/31/20	9,200	$49.75	9,200	11,523
8/1/20 to 8/31/20	3,283	$48.72	3,283	8,240
9/1/20 to 9/30/20	-	$0.00	-	8,240
Total	12,483	$49.48	12,483	8,240

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

Item 3 ‑ Defaults Upon Senior Securities

Not applicable.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 ‑ Other Information

None

Index
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended  September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows (unaudited) and (vi) related notes (unaudited).

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

Citizens Financial Services, Inc.
(Registrant)

November 5, 2020	/s/ Randall E. Black
By: Randall E. Black
President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2020	/s/ Stephen J. Guillaume
By: Stephen J. Guillaume
Chief Financial Officer
(Principal Financial and Accounting Officer)