Form 10-K
period 2020-12-31
CITIZENS FINANCIAL SERVICES INC
filed 2021-03-11
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2020

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to ___________________

Commission file number	0-13222

CITIZENS FINANCIAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2265045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 South Main Street, Mansfield, Pennsylvania	16933
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(570) 662-2121

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes     ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐  Yes     ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended reporting transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) if the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
    ☐  Yes     ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter; $173,044,000 as of June 30, 2020.

As of March 1, 2021, there were 3,913,732 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III is incorporated by reference to the Registrant’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders.

Citizens Financial Services, Inc.
Form 10-K

Index
PART I

ITEM 1 – BUSINESS.

CITIZENS FINANCIAL SERVICES, INC.

Citizens Financial Services, Inc. (the “Company”), a Pennsylvania corporation, was incorporated on April 30, 1984 to be the holding company for First Citizens Community Bank (the “Bank”), a Pennsylvania-chartered bank and trust company. During 2020, CZFS Acquisition Company, LLC (CZFS)  was formed as a wholly owned subsidiary of the Company, and subsequently the Company’s interest in the Bank was transferred to CZFS to facilitate the merger with MidCoast Community Bancorp, Inc. (MidCoast) and its wholly owned subsidiary, MidCoast Community Bank (“MC Bank”), which was completed on April 17, 2020. The Company is primarily engaged in the ownership and management of CZFS, its subsidiary, the Bank and the Bank’s wholly owned subsidiaries, First Citizens Insurance Agency, Inc. (“First Citizens Insurance”) and 1st Realty of PA LLC (“Realty”). Realty was formed in March of 2019 to manage and sell properties acquired by the Bank in the settlement of a bankruptcy filing with a commercial customer, as well as other properties the Bank obtains in foreclosure.

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

The Bank’s main office is located at 15 South Main Street, Mansfield (Tioga County), Pennsylvania.  In addition to the main office in Mansfield, the Bank operates 29 full service offices and one limited branch office in its market areas. The Bank’s primary market area consists of the Pennsylvania Counties of Bradford, Clinton, Potter and Tioga in north central Pennsylvania.  It also includes Allegany, Steuben, Chemung and Tioga Counties in Southern New York.  With the completion of The First National Bank of Fredericksburg (“FNB”) acquisition, the Bank added seven additional banking offices in south central Pennsylvania; four offices in Lebanon County, one of which was closed in January 2020, two offices in Schuylkill County, and one office in Berks County. During 2016, the Bank opened a full service branch in Lancaster County, Pennsylvania, and a limited branch office in Union County, Pennsylvania. In 2017, the Bank opened a limited branch office in Lancaster County, which was closed in 2018 and replaced with a full service branch in February 2019. We also purchased a full service branch in State College, Pennsylvania, in 2017, which is located in Centre County, Pennsylvania. In April 2020, the Bank completed the MidCoast acquisition, which added two offices in Wilmington, Delaware and one office in Dover, Delaware. In November of 2020, the Bank opened a full-service branch in Chester County, Pennsylvania. The economy of the Bank’s market areas are diversified and include manufacturing industries, wholesale and retail trade, service industries, agricultural and the production of natural resources of gas and timber.  We are dependent geographically upon the economic conditions in north central, central and south central Pennsylvania, the southern tier of New York and the cities and surrounding areas of Wilmington and Dover, Delaware.

As of December 31, 2020, the Bank had 279 full time employees and 27 part-time employees, resulting in 295 full time equivalent employees at our corporate offices and other banking locations.

Index
COMPETITION

The banking industry in the Bank’s service areas are intensely competitive, with competitors including local community banks, larger regional banks, and financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies, credit unions, mortgage banking firms, financial companies, financial affiliates of industrial companies, internet entities, and government sponsored agencies, such as Freddie Mac, Fannie Mae and Farm Credit. Competitive pressures continue to increase in our service areas as entities seek both loan and deposit growth, as well as geographic expansion. The Bank is generally competitive with all competing financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Additional information related to our business and competition is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

HUMAN CAPITAL RESOURCES

At December 31, 2020, we had a total of 306 employees, including 27 part-time employees and of which approximately 78% are women. The full-time equivalent of our total employees at December 31, 2020 was 295. As a financial institution, approximately 48% of our employees associates are employed at our branch and loan production offices, and another 2% are employed at our customer care call center. The success of our business is highly dependent on our employees, who provide value to our customers and communities through their dedication to our mission. Our employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

We encourage and support the growth and development of our associates and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development is advanced through internally developed training programs and specialty education within banking, using universities that offer Banking Management programs. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. At December 31, 2020, 22% of our current staff had been with us for fifteen years or more.

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to transition, over a short period of time a safely-distanced working environment for employees of the Company, including those performing customer facing activities, at branches and operations centers. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided additional paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our associates by strongly encouraging work-life balance and sponsoring various wellness programs, whereby associates are compensated for incorporating healthy habits into their daily routines.

Index
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

CARES ACT

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020.  Among other things, the CARES Act includes the following provisions impacting financial institutions like the Bank:

Community Bank Leverage Ratio (CBLR).  The CARES Act directs the federal banking agencies to adopt interim final rules to lower the threshold under the CBLR from 9% to 8% and to provide a reasonable grace period for a community bank that falls below the threshold to regain compliance, in each case until the earlier of the termination date of the national emergency or December 31, 2020.  In April 2020, the federal bank regulatory agencies issued two interim final rules implementing this directive.  One interim final rule provides that, as of the second quarter 2020, banking organizations with leverage ratios of 8% or greater (and that meet the other existing qualifying criteria) may elect to use the CBLR framework.  It also establishes a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall below the 8% CBLR requirement, so long as the banking organization maintains a leverage ratio of 7% or greater.  The second interim final rule provides a transition from the temporary 8% CBLR requirement to a 9% CBLR requirement.  It establishes a minimum CBLR of 8% for the second through fourth quarters of 2020, 8.5% for 2021, and 9% thereafter, and maintains a two-quarter grace period for qualifying community banking organizations whose leverage ratios fall no more than 100 basis points below the applicable CBLR requirement.

Temporary Troubled Debt Restructurings Relief.  The CARES Act allows banks to elect to suspend requirements under accounting principles generally accepted in the United States of America (“GAAP”) for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020.  Federal banking agencies are required to defer to the determination of the banks making such suspension.

Small Business Administration Paycheck Protection Program.  The CARES Act authorizes the SBA’s Paycheck Protection Program (“PPP”).  The PPP authorizes for small business loans to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest on other debt.  The loans are provided through participating financial institutions, such as the Bank, that process loan applications and service the loans.

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

Index
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

Index
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

As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy.  Under the CBLR framework a qualifying community bank is considered well-capitalized if its leverage ratio (Tier 1 capital divided by average total consolidated assets) exceeds 9%. Following the passage of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in response to the COVID-19 pandemic, the federal banking regulators revised the CBLR framework as follows: (i) beginning in the second quarter of 2020, a qualifying community bank need only have a leverage ratio of at least 8%, subject to the other qualifying requirements, and (ii) if a qualifying community bank’s leverage ratio falls below 8%, then it will have two calendar quarters to maintain a leverage ratio of 7% or greater.  These revisions under the CARES Act are effective April 23, 2020 and will terminate upon the earlier of the termination of the national emergency related to COVID-19 or December 31, 2020.  Following such termination there is a grace period for returning to the 9% CBLR threshold.  The CBLR will be set at 8% for the remainder of 2020, 8.5% for 2021, and 9% thereafter.  The grace period is also adjusted to account for the graduating increase. As a result, in 2020 and 2021, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 7% and 7.5%, respectively. Thereafter, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 8%. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At December 31, 2020, the Bank was considered “well-capitalized” under the CBLR framework, with a leverage ratio of 8.75%.

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

Index
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

Index
Under Pennsylvania law, the Bank may only declare and pay dividends from its accumulated net earnings.  In addition, the Bank may not declare and pay dividends from the surplus funds that Pennsylvania law requires that it maintain.  Under these policies and subject to the restrictions applicable to the Bank, the Bank could have declared, during 2020, without prior regulatory approval, aggregate dividends of approximately $21.3 million, plus net profits earned to the date of such dividend declaration.

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

The Dodd-Frank Act increased the minimum target DIF ratio from 1.15% to 1.35% of estimated insured deposits. The FDIC was required to seek to achieve the 1.35% ratio by September 30, 2020, and insured institutions with assets of $10 billion or more were supposed to fund the increase.  On September 30, 2018, the 1.35% ratio was exceeded, reaching 1.36%.  Insured institutions of less than $10 billion of assets received credits for the portion of their assessments that contributed to raising the reserve ratio between 1.15% and 1.35% effective when the fund rate achieves 1.38%.  The fund rate achieved 1.40% as of June 30, 2019, and the FDIC first applied small bank credits on the September 30, 2019 assessment invoice (for the second quarter of 2019).  The FDIC remitted the final small bank credits in 2020 as the ratio remained above 1.35%.The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC to establish a maximum fund ratio.  The FDIC has exercised that discretion by establishing a long range fund ratio of 2%.

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

Index
FEDERAL RESERVE SYSTEM

Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily NOW and regular checking accounts). These reserve requirements are subject to annual adjustment by the FRB.  For 2021, the Bank would have been required to maintain average daily reserves equal to 3% on aggregate transaction accounts of up to and including $182.9 million, plus 10% on the remainder, and the first $21.1 million of otherwise reservable balances will be exempt. In March 2020, the FRB reduced all reserve requirements to zero in response to the COVID-19 pandemic.

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

Index
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

Index
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

Index
RISKS RELATED TO THE COVID-19 PANDEMIC

The COVID-19 pandemic has adversely impacted our business and financial results and that of many of our customers, and the ultimate impact will depend on future developments, which are highly uncertain, cannot be predicted and outside of our control, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has created extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal and monetary stimulus, and legislation designed to deliver financial aid and other relief. While the scope, duration, and full effects of COVID-19 are not fully known, the pandemic and the efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted market interest rates, increased economic and market uncertainty, and disrupted trade and supply chains.  If these effects continue for a significantly longer term and result in further economic stress or a return to a recession, the effects of COVID-19 could have a material adverse impact on us in a number of ways as described in more detail below.

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

Strategic Risk – Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. The COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly expanding in scope and intensity. For example, in many of our markets, state and local governments have acted to temporarily close or restrict the operations of most businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in originating loans.

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

Moreover, we rely on many third parties in our business operations, including the appraisal of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

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

RISKS RELATED TO CHANGES IN MARKET INTEREST RATES

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

Index
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

RISKS RELATED TO OUR LENDING ACTIVITIES

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

Index
Our allowance for loan losses amounted to $15.8 million, or 1.13% of total loans outstanding and 140.5% of nonperforming loans, at December 31, 2020. Our allowance for loan losses at December 31, 2020 may not be sufficient to cover future loan losses. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at December 31, 2020 the top 40 relationships of the Bank had an outstanding balance of $331.7 million. These loans represent approximately 23.6% of our entire outstanding loan portfolio as of December 31, 2020 and the deterioration of one or more of these loans could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

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

At December 31, 2020, we had $596.3 million in loans secured by commercial real estate, $315.2 million in agricultural real estate loans, $35.4 million in construction loans and $63.3 million in municipal loans. Commercial real estate loans, agricultural real estate, construction and municipal loans represented 42.4%, 22.4%, 2.5% and 4.5%, respectively, of our loan portfolio.  At December 31, 2020, we had $11.8 million of reserves specifically allocated to these loan types.  While commercial real estate, agricultural real estate, construction and municipal loans are generally more interest rate sensitive and carry higher yields than do residential mortgage loans, these types of loans generally expose a lender to greater risk of non-payment and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property, the income stream of the borrowers and, for construction loans, the accuracy of the estimate of the property’s value at completion of construction and the estimated cost of construction.  Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans. We monitor loan concentrations on an individual relationship and industry wide basis to monitor the amount of risk we have in our loan portfolio.

Agricultural loans are dependent for repayment on the successful operation and management of the farm property, the health of the agricultural industry broadly, and on the location of the borrower in particular, and other factors outside of the borrower’s control.

At December 31, 2020, our agricultural loans, consisting primarily of agricultural real estate loans and other agricultural loans totaled $363.9 million, representing 25.9% of our total loan portfolio. The primary activities of our agricultural customers include dairy and beef farms, poultry and swine operations, crops and support businesses.  Agricultural markets are highly sensitive to real and perceived changes in the supply and demand of agricultural products. Weaker prices could reduce the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land, animals and equipment that serves as collateral for certain of our loans. At December 31, 2020, the Company had a loan concentration to the dairy industry totaling $139,075,000, or 9.90% of total loans and 38.2% of total agricultural loans compared to 13.8% of total loans and 41.9% of total agricultural loans at December 31, 2020.

Index
Our agricultural loans are dependent on the profitable operation and management of the farm property securing the loan and its cash flows. The success of a farm property may be affected by many factors outside the control of the borrower, including:

•	The COVID-19 pandemic and its impact to supply and demand constraints
•	adverse weather conditions (such as hail, drought and floods), restrictions on water supply or other conditions that prevent the planting or harvesting of a crop or limit crop yields;
•	loss of crops or livestock due to disease or other factors;
•	declines in the market prices or demand for agricultural products (both domestically and internationally), for any reason;
•	increases in production costs (such as the costs of labor, rent, feed, fuel and fertilizer);
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

We have actively engaged in loan participations whereby we are invited to participate in loans, primarily commercial real estate and municipal loans, originated by another financial institution known as the lead lender.  We have participated with other financial institutions in both our primary markets and out of market areas. We underwrite any loan we participate in as if we are originating the loan. The primary difference is that financial information is received from the participating financial institution and not the borrower. The loans we participate in totaled $63.3 million, $62.1 million and $67.1 million at December 31, 2020, 2019 and 2018, respectively. As a percent of total loans, participation purchased loans were 4.5%, 5.6% and 6.2% as of December 31, 2020, 2019 and 2018. Our profits and loan growth could be significantly and adversely affected if the volume of loan participations would materially decrease, whether because loan demand declines, loan payoffs, lead lenders may come to perceive us as a potential competitor in their respective market areas, or otherwise.

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

Index
RISKS RELATED TO OUR INVESTMENT SECURITIES

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.

We review our investment securities portfolio monthly and at each quarter-end reporting period to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary. If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings. As of December 31, 2020, our investment portfolio included available for sale investment securities with an amortized cost of $287.5 million and a fair value of $295.2 million, which included unrealized losses on 29 securities totaling $244,000.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down these securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.

RISKS RELATED TO OUR SECONDARY MORTGAGE OPERATIONS

Income from secondary mortgage market operations is volatile, and we may incur losses or charges with respect to our secondary mortgage market operations which would negatively affect our earnings.

We generally sell in the secondary market the longer term fixed-rate residential mortgage loans that we originate, earning non-interest income in the form of gains on sale. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans available for sale. In addition to interest rate levels, weak or deteriorating economic conditions also tend to reduce loan demand. Although we sell loans in the secondary market without recourse, we are required to give customary representations and warranties to the buyers. If we breach those representations and warranties, the buyers can require us to repurchase the loans and we may incur a loss on the repurchase. Because we generally retain the servicing rights on the loans we sell in the secondary market, we are required to record a mortgage servicing right asset, which we test annually for impairment. The value of mortgage servicing rights tends to increase with rising interest rates and to decrease with falling interest rates, with activity increasing in falling rate environments, which occurred in 2020. If we are required to take an impairment charge on our mortgage servicing rights our earnings would be adversely affected.

As a result of the acquisition of FNB, the Bank acquired a portfolio of loans sold to the FHLB, which were sold under the Mortgage Partnership Finance Program (“MPF”). While the Bank was not an active participant in the MPF program in 2020, we continue to evaluate the program to see if it would be beneficial to our customers and our performance. The MPF portfolio balance was $16,936,000 at December 31, 2020. The FHLB maintains a first-loss position for the MPF portfolio that totals $151,000. Should the FHLB exhaust its first-loss position, recourse to the Bank’s credit enhancement would be up to the next $764,000 of losses. The Bank has not experienced any losses for the MPF portfolio.

RISKS RELATED TO OUR MARKET AREA

The Company’s financial condition and results of operations are dependent on the economy in the Bank’s market area.

The Bank’s primary market area consists of the Pennsylvania Counties of Bradford, Clinton, Potter, and Tioga in north central Pennsylvania, Lebanon, Schuylkill, Berks and Lancaster in south central, Pennsylvania, Centre and Clinton in central Pennsylvania, and Allegany, Steuben, Chemung and Tioga Counties in southern New York.  With the acquisition of MidCoast, we consider the cities and surrounding areas of Wilmington and Dover, Delaware as primary market areas. The majority of the Bank’s loan and deposits come from households and businesses whose primary address is located in the Bank’s primary market areas. Because of the Bank’s concentration of business activities in its market area, the Company’s financial condition and results of operations depend upon economic conditions in its market areas.  Adverse economic conditions in our market areas could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations.  Conditions such as inflation, recession, unemployment, high interest rates and short money supply and other factors beyond our control may adversely affect our profitability.  We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the States of Pennsylvania, New York and Delaware could adversely affect the value of our assets, revenues, results of operations and financial condition.  Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Index
RISKS RELATED TO LAWS AND REGULATIONS

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

RISKS RELATED TO COMPETITION

Strong competition within the Bank’s market areas could hurt profits and slow growth.

The Bank faces intense competition both in making loans and attracting deposits.  This competition has made it more difficult for the Bank to make new loans and at times has forced the Bank to offer higher deposit rates.  Price competition for loans and deposits might result in the Bank earning less on loans and paying more on deposits, which would reduce net interest income.  Competition also makes it more difficult to increase the volume of our loan and deposit portfolios.  As of June 30, 2020, which is the most recent date for which information is available, we held 34.9% of the FDIC insured deposits in Bradford, Potter and Tioga Counties, Pennsylvania, which was the largest share of deposits out of eight financial institutions with offices in the area, and 6.0% of the FDIC insured deposits in Allegany County, New York, which was the third  largest share of deposits out of four financial institutions with offices in this area. As of June 30, 2020, we held 7.1% of the FDIC insured deposits in Lebanon County, Pennsylvania, which was the fifth largest share out of the 12 financial institutions with offices in the County. As of June 30, 2020, we held 3.3% of the FDIC insured deposits in Clinton County, Pennsylvania, which was the seventh largest share out of the eight financial institutions with offices in the County. Our offices in Centre, Berks, Lancaster and Schuylkill Counties of Pennsylvania and our offices in Wilmington and Dover, Delaware all have less than 3% of the FDIC insured deposits of the corresponding County as of June 30, 2020. This data does not include deposits held by credit unions. Competition also makes it more difficult to hire and retain experienced employees.  Some of the institutions with which the Bank competes have substantially greater resources and lending limits than the Bank has and may offer services that the Bank does not provide.  Management expects competition to increase in the future as a result of legislative, regulatory and technological changes (fintech) and the continuing trend of consolidation in the financial services industry.  The Bank’s profitability depends upon its continued ability to compete successfully in its market area.

Index
RISKS RELATED TO OUR OPERATIONS

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

Index
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

RISKS RELATED TO LIBOR

Changes in the method pursuant to which benchmark rates, including LIBOR, are calculated and their potential discontinuance could adversely impact our business operations and financial results.

Many of our lending products, securities and derivatives utilize a benchmark rate to determine the applicable interest rate or payment amount. As the Company has grown and developed relationships with larger and more sophisticated borrowers, the benchmarks utilized by the Company have changed with an increased usage of LIBOR.   In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (“FCA”) announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR cannot and will not be guaranteed after 2021. Instruments associated with LIBOR have been identified by the Company, and transition procedures to a revised benchmark are being developed.

The discontinuation of a benchmark rate, changes in a benchmark rate, or changes in market perceptions of the acceptability of a benchmark rate, including LIBOR, could, among other things, adversely affect the value of and return on certain of our financial instruments or products, result in changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with customer disclosures and contract negotiations. The transition to using a new rate could also expose us to risks associated with disputes with customers and other market participants in connection with interpreting and implementing fallback provisions.

Various regulators, industry bodies and other market participants in the U.S. are engaged in initiatives to develop, introduce and encourage the use of alternative rates to replace certain benchmarks. Despite progress made to date by regulators and industry participants, such as us, to prepare for the anticipated discontinuation of LIBOR, significant uncertainties still remain. Such uncertainties relate to, for example, whether replacement benchmark rates may become accepted alternatives to LIBOR for different types of transactions and financial instruments, how the terms of any transaction or financial instrument may be adjusted to account for differences between LIBOR and any alternative rate selected, how any replacement would be implemented across the industry, and the effect any changes in industry views or movement to alternative benchmarks would have on the markets for LIBOR-linked financial instruments.

Index
RISKS RELATED TO OUR MERGER AND ACQUISITION ACTIVITY

Impairment of goodwill could require charges to earnings, which could result in a negative impact on our results of operations.

Our goodwill could become impaired in the future. If goodwill were to become impaired, it could limit the ability of the Bank to pay dividends to the Company, adversely impacting the Company’s liquidity and ability to pay dividends. The most significant assumptions affecting our goodwill impairment evaluation are variables including the market price of our Common Stock, projections of earnings, and the control premium above our current stock price that an acquirer would pay to obtain control of us. We are required to test goodwill for impairment at least annually or when impairment indicators are present. If an impairment determination is made in a future reporting period, our earnings and book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our Common Stock, or our regulatory capital levels, but such an impairment loss could significantly reduce the Bank’s earnings and thereby restrict the Bank’s ability to make dividend payments to us without prior regulatory approval, because Federal Reserve policy states the bank holding company dividends should be paid from current earnings. At December 31, 2020, the book value of our goodwill was $31.4 million, all of which was recorded at the Bank.

We may fail to realize all of the anticipated benefits of entering new markets.

As a result of completed and proposed acquisitions and the hiring of additional agricultural and commercial lending teams, the Company enters new banking market areas.  The success of entering these new markets depends upon, in part, the Company’s ability to realize the anticipated benefits and cost savings from combining the businesses of the Company and the acquisition, as well as organically growing loans and deposits.  To realize these anticipated benefits and cost savings, the businesses and individuals must be successfully combined and operated.  If the Company is not able to achieve these objectives, the anticipated benefits, including growth and cost savings related to the combined businesses, may not be realized at all or may take longer to realize than expected.  If the Company fails to realize the anticipated benefits of the acquisitions and the new employee hiring’s, the Company’s results of operations could be adversely affected.

ITEM 1B – UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2 – PROPERTIES.

The headquarters of the Company and Bank are located at 15 South Main Street, Mansfield, Pennsylvania. The building contains the central offices of the Company and Bank. Our bank owns twenty two banking facilities and leases eleven other facilities, after closing a full service leased branch in the first quarter of 2020. All buildings owned by the Bank are free of any liens or encumbrances.

The net book value of owned banking facilities and leasehold improvements totaled $16,226,000 as of December 31, 2020.  The properties are adequate to meet the needs of the employees and customers. We have equipped all of our facilities with current technological improvements for data processing.

Index
ITEM 3 - LEGAL PROCEEDINGS.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company’s consolidated financial condition or results of operations.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s stock is not listed on any stock exchange, but it is quoted on the OTC Pink Market under the trading symbol CZFS.  Prices presented in the table below are bid prices between broker-dealers published by the OTC Pink Market and the Pink Sheets Electronic Quotation Service.  The prices do not include retail markups or markdowns or any commission to the broker-dealer.  The bid prices do not necessarily reflect prices in actual transactions.  For 2020 and 2019, cash dividends were declared on a quarterly basis and are summarized in the table below:

			Dividends			Dividends
	2020		declared	2019		declared
	High	Low	per share	High	Low	per share
First quarter	$64.85	$37.62	$0.555	$59.66	$55.00	$0.445
Second quarter	56.47	48.66	0.455	61.39	59.70	0.445
Third quarter	49.56	43.25	0.460	60.55	57.75	0.450
Fourth quarter	55.00	43.00	0.460	61.50	58.30	0.450

The Company has paid dividends since April 30, 1984, the effective date of our formation as a bank holding company. The Company’s Board of Directors expects that comparable cash dividends will continue to be paid by the Company in the future; however, future dividends necessarily depend upon earnings, financial condition, appropriate legal restrictions and other factors in existence at the time the Board of Directors considers a dividend distribution. Cash available for dividend distributions to stockholders of the Company comes primarily from dividends paid to the Company by the Bank. Therefore, restrictions on the ability of the Bank to make dividend payments are directly applicable to the Company.  Under the Pennsylvania Business Corporation Law of 1988, the Company may pay dividends only if, after payment, the Company would be able to pay debts as they become due in the usual course of our business and total assets will be greater than the sum of total liabilities.  These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions. Also see “Supervision and Regulation – Regulatory Restrictions on Bank Dividends,” “Supervision and Regulation – Holding Company Regulation,” and “Note 15 – Regulatory Matters” to the consolidated financial statements.

As of March 1, 2021, the Company had 1,891 stockholders of record.  The computation of stockholders of record excludes investors whose shares were held for them by a bank or broker at that date. The following table presents information regarding the Company’s stock repurchases during the three months ended December 31, 2020:

Index

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1) (2)

10/1/20 to 10/31/20	28	$47.00	28	8,212
11/1/20 to 11/30/20	-	$0.00	-	8,212
12/1/20 to 12/31/20	10	$44.50	10	8,202
Total	38	$46.34	38	8,202

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

Index
ITEM 6 - SELECTED FINANCIAL DATA.

The following table sets forth certain financial data as of and for each of the years in the five year period ended December 31, 2020:

(in thousands, except per share data)	2020	2019	2018	2017	2016
Interest and dividend income	$70,296	$61,980	$56,758	$48,093	$43,005
Interest expense	8,105	12,040	9,574	5,839	5,041
Net interest income	62,191	49,940	47,184	42,254	37,964
Provision for loan losses	2,400	1,675	1,925	2,540	1,520
Net interest income after provision for loan losses	59,791	48,265	45,259	39,714	36,444
Non-interest income	11,158	8,242	7,754	7,621	7,644
Investment and equity securities gains (losses), net	264	144	(19)	1,035	255
Non-interest expenses	40,847	33,341	31,557	29,314	28,671
Income before provision for income taxes	30,366	23,310	21,437	19,056	15,672
Provision for income taxes	5,263	3,820	3,403	6,031	3,034
Net income	$25,103	$19,490	$18,034	$13,025	$12,638

Per share data:
Net income - Basic (1)	$6.60	$5.48	$5.04	$3.63	$3.50
Net income - Diluted (1)	6.59	5.47	5.04	3.63	3.49
Cash dividends declared (1)	1.92	1.76	1.71	1.55	1.59
Stock dividend	1%	1%	1%	5%	1%
Book value (1) (2)	48.87	43.61	40.02	36.84	34.70

End of Period Balances:
Total assets	$1,891,674	$1,466,339	$1,430,712	$1,361,886	$1,223,018
Available for sale securities	295,189	240,706	241,010	254,782	314,017
Loans	1,405,281	1,115,569	1,081,883	1,000,525	799,611
Allowance for loan losses	15,815	13,845	12,884	11,190	8,886
Total deposits	1,588,858	1,211,118	1,185,156	1,104,943	1,005,503
Total borrowings	88,838	85,117	91,194	114,664	79,662
Stockholders’ equity	194,259	157,774	139,229	129,011	123,268

Key Ratios
Return on assets (net income to average total assets)	1.46%	1.34%	1.29%	1.03%	1.06%
Return on equity (net income to average total equity)	14.21%	13.00%	13.00%	10.04%	10.24%
Equity to asset ratio (average equity to average total assets,
excluding other comprehensive income)	10.27%	10.31%	9.90%	10.31%	10.35%
Net interest margin (tax equivalent) (3)	3.92%	3.72%	3.66%	3.80%	3.68%
Efficiency (4)	53.62%	54.27%	55.04%	54.82%	57.97%
Dividend payout ratio (dividends declared divided by net income)	29.32%	32.40%	34.08%	44.97%	44.12%
Tier 1 leverage (5)	9.16%	9.77%	9.15%	9.18%	9.46%
Common equity risk based capital (5)	11.22%	12.11%	11.47%	11.27%	12.89%
Tier 1 risk-based capital (5)	11.75%	12.79%	12.18%	12.04%	13.81%
Total risk-based capital (5)	12.86%	14.04%	13.42%	13.21%	14.93%
Nonperforming assets/total loans	0.93%	1.38%	1.33%	1.18%	1.61%
Nonperforming loans/total loans	0.80%	1.08%	1.27%	1.07%	1.48%
Allowance for loan losses/total loans	1.13%	1.24%	1.19%	1.12%	1.11%
Net (recoveries)charge-offs/average loans	0.03%	0.06%	0.02%	0.03%	-0.04%

(1) Amounts were adjusted to reflect stock dividends.
(2) Calculation excludes accumulated other comprehensive income.
(3) Tax adjusted net interest income to average interest-earngin assets. Tax adjusted net Interest income is a non-gaap measure and is reconciled to the GAAP equivalent measure on page 30 of this 10k.
(4) Bank non-interest expenses to tax adjusted net interest income and non-interest income, excluding security gains. Tax adjusted net Interest income is a non-gaap measure and is reconciled to the GAAP equivalent measure on page 30 of this 10k. The efficiency ratio calculated using non-tax effected net interest income was 54.50%, 55.36%, 56.26%, 57.68% and 61.74%, for the years ended 2020, 2019, 2018 2017 and 2016, respectively.
(5) Ratio calculated on consolidated level

Index
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT

We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of operations of the Company, the Bank, First Citizens Insurance, Realty or the Company on a consolidated basis. When we use words such as “believes,” “expects,” “anticipates,” or similar expressions, we are making forward-looking statements.  Forward-looking statements may prove inaccurate. For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements:

•
The scope, duration and severity of the COVID-19 pandemic and may have an adverse effect on our business and operations, our customers, including their ability to make timely loan payments, our service providers, and on the economy and financial markets more significant that we expect.

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

•
The agricultural economy is subject to extreme swings in both the costs of resources and the prices received from the sale of products as a result of weather, government regulations, international trade agreements and consumer tastes,  which could negatively impact certain of our customers.

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

Index
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

The Company currently engages in the general business of banking throughout its service area of Bradford, Tioga, Clinton, Potter and Centre counties in north central Pennsylvania, Lebanon, Berks, Schuylkill and Lancaster counties in south central Pennsylvania and Allegany County in southern New York. We also have a limited branch office in Union county, Pennsylvania, which primarily serves agricultural customers in the central Pennsylvania market. We maintain our main office in Mansfield, Pennsylvania. Presently we operate 33 banking facilities, 31 of which operate as bank branches after closing a facility in the first quarter of 2020 and opening a facility in the fourth quarter of 2020. In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy, Fivepointville, State College and two branches near the city of Lebanon, Pennsylvania after closing a third branch in January 2020. We also have a limited branch office in Winfield, Pennsylvania. In November of 2020, we opened a full service branch in Kennett Square, Pennsylvania. In New York, our office is in Wellsville. There are two branches in Wilmington Delaware, one branch in Dover Delaware, and a corporate administration building in Wilmington, Delaware, which were acquired as part of the MidCoast acquisition in April 2020.

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

Index
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

TRUST AND INVESTMENT SERVICES; OIL AND GAS SERVICES

Our Investment and Trust Division is committed to helping our customers meet their financial goals.  The Trust Division offers professional trust administration, investment management services, estate planning and administration, custody of securities and individual retirement accounts. In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Bank in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such items are not assets of the Bank. As of December 31, 2020 and 2019, assets owned and invested by customers of the Bank through the Bank’s investment representatives totaled $241.0 million and $215.4 million, respectively.  Additionally, as summarized in the table below, the Trust Department had assets under management as of December 31, 2020 and 2019 of $150.3 million and $134.3 million, respectively. During the year ended December 31, 2020, $14.0 million of new trust accounts were opened, $4.0 million of additional contributions to trust accounts, $10.6 million distributed from trust accounts, and $5.8 million of accounts were closed. As a result of market fluctuations, the fair value of the trust accounts increased approximately $14.4 million during the year ended December 31, 2020. The following table reflects trust accounts by investment type and structure:

(fair values - in thousands)	2020	2019
INVESTMENTS:
Bonds	$11,777	$17,349
Stock	30,867	18,632
Savings and Money Market Funds	13,427	16,085
Mutual Funds	86,141	75,158
Mineral interests	2,738	4,982
Mortgages	956	696
Real Estate	1,560	1,045
Miscellaneous	625	351
Cash	2,257	-
TOTAL	$150,348	$134,298
ACCOUNTS:
Trusts	40,234	34,975
Guardianships	2,817	5,929
Employee Benefits	58,751	51,870
Investment Management	48,462	41,520
Custodial	84	4
TOTAL	$150,348	$134,298

Our financial consultants offer full service brokerage and financial planning services throughout the Bank’s market areas.  Appointments can be made at any Bank branch.  Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.

Index
RESULTS OF OPERATIONS

Net income for the year ended December 31, 2020 was $25,103,000, which represents an increase of $5,613,000, or 28.8%, when compared to 2019.  Net income for the year ended December 31, 2019 was $19,490,000, which represents an increase of $1,456,000, or 8.1%, when compared to 2018.  Basic earnings per share were $6.60, $5.48 and $5.04 for 2020, 2019 and 2018, respectively, while diluted earnings per share were $6.59, $5.47 and $5.04, for 2020, 2019 and 2018, respectively.

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

The following table sets forth the Company’s average balances of, and the interest earned or incurred on, each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and rate “spread” created. The acquisition of MidCoast, which closed on April 17, 2020, impacted the average balances and rates for 2020 when compared to 2019:

Index

Analysis of Average Balances and Interest Rates
	2020			2019			2018
	Average Balance (1) $	Interest $	Average Rate %	Average Balance (1) $	Interest $	Average Rate %	Average Balance (1) $	Interest $	Average Rate %
(dollars in thousands)
ASSETS
Short-term investments:
Interest-bearing deposits at banks	41,330	37	0.09	9,693	23	0.24	8,929	20	0.22
Total short-term investments	41,330	37	0.09	9,693	23	0.24	8,929	20	0.22
Interest bearing time deposits at banks	14,139	364	2.57	15,085	384	2.55	12,734	299	2.35
Investment securities:
Taxable	188,241	4,488	2.38	188,697	5,170	2.74	191,991	4,237	2.21
Tax-exempt (3)	80,131	2,366	2.95	58,637	1,889	3.22	64,728	2,208	3.41
Total investment securities	268,372	6,854	2.55	247,334	7,059	2.85	256,719	6,445	2.51
Loans:
Residential mortgage loans	210,696	11,161	5.30	215,749	11,473	5.32	214,458	11,205	5.22
Construction loans	26,343	1,288	4.89	19,085	984	5.16	25,698	1,235	4.80
Commercial Loans	590,469	31,087	5.26	415,681	22,741	5.47	388,037	20,611	5.31
Agricultural Loans	357,201	16,022	4.49	344,586	15,879	4.61	305,003	13,638	4.47
Loans to state & political subdivisions	86,143	3,458	4.01	97,780	3,845	3.93	101,496	3,759	3.70
Other loans	20,986	1,185	5.65	9,684	740	7.64	9,558	737	7.71
Loans, net of discount (2)(3)(4)	1,291,838	64,201	4.97	1,102,565	55,662	5.05	1,044,250	51,185	4.90
Total interest-earning assets	1,615,679	71,456	4.42	1,374,677	63,128	4.59	1,322,632	57,949	4.38
Cash and due from banks	7,487			6,168			6,807
Bank premises and equipment	17,286			16,074			16,338
Other assets	79,305			57,038			54,722
Total non-interest earning assets	104,078			79,280			77,867
Total assets	1,719,757			1,453,957			1,400,499
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	383,931	1,102	0.29	331,906	2,282	0.69	326,040	1,642	0.50
Savings accounts	241,429	476	0.20	218,240	814	0.37	192,727	323	0.17
Money market accounts	205,142	1,012	0.49	164,872	1,978	1.20	164,916	1,618	0.98
Certificates of deposit	345,397	4,261	1.23	277,946	4,145	1.49	276,213	3,327	1.20
Total interest-bearing deposits	1,175,899	6,851	0.58	992,964	9,219	0.93	959,896	6,910	0.72
Other borrowed funds	93,237	1,254	1.34	109,041	2,821	2.59	117,912	2,664	2.26
Total interest-bearing liabilities	1,269,136	8,105	0.64	1,102,005	12,040	1.09	1,077,808	9,574	0.89
Demand deposits	257,285			187,991			171,353
Other liabilities	16,662			14,074			12,647
Total non-interest-bearing liabilities	273,947			202,065			184,000
Stockholders’ equity	176,674			149,887			138,691
Total liabilities & stockholders’ equity	1,719,757			1,453,957			1,400,499
Net interest income		63,351			51,088			48,375
Net interest spread (5)			3.78%			3.50%			3.49%
Net interest income as a percentage of average interest-earning assets			3.92%			3.72%			3.66%
Ratio of interest-earning assets to interest-bearing liabilities			1.27			1.25			1.23

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)
Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21% for 2020, 2019 and 2018. Tax equivalent income is considered a non-gaap measure. See reconciliation to equivalent GAAP measure on page 30.

(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Index
For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Federal statutory rate for the corresponding year. Accordingly, tax equivalent adjustments for investments and loans have been made accordingly to the previous table for the years ended December 31, 2020, 2019 and 2018, respectively (in thousands):

	2020	2019	2018
Interest and dividend income from investment securities,
interest bearing time deposits and short-term investments (non-tax adjusted) (GAAP)	$6,758	$7,069	$6,300
Tax equivalent adjustment	497	397	464
Interest and dividend income from investment securities,
interest bearing time deposits and short-term investments (tax equivalent basis) (Non-GAAP)	$7,255	$7,466	$6,764

	2020	2019	2018
Interest and fees on loans (non-tax adjusted) (GAAP)	$63,538	$54,911	$50,458
Tax equivalent adjustment	663	751	727
Interest and fees on loans (tax equivalent basis) (Non-GAAP)	$64,201	$55,662	$51,185

	2020	2019	2018
Total interest income	$70,296	$61,980	$56,758
Total interest expense	8,105	12,040	9,574
Net interest income (GAAP)	62,191	49,940	47,184
Total tax equivalent adjustment	1,160	1,148	1,191
Net interest income (tax equivalent basis) (Non-GAAP)	$63,351	$51,088	$48,375

The following table shows the tax-equivalent effect of changes in volume and rates on interest income and expense (in thousands):

Analysis of Changes in Net Interest Income on a Tax-Equivalent Basis
	2020 vs. 2019 (1)			2019 vs. 2018 (1)
	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate	Total Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$16	$(2)	$14	$2	$1	$3
Interest bearing time deposits at banks	(24)	4	(20)	58	27	85
Investment securities:
Taxable	(13)	(669)	(682)	(71)	1,004	933
Tax-exempt	615	(138)	477	(200)	(119)	(319)
Total investment securities	602	(807)	(205)	(271)	885	614
Total investment income	594	(805)	(211)	(211)	913	702
Loans:
Residential mortgage loans	(263)	(49)	(312)	68	200	268
Construction loans	353	(49)	304	(350)	99	(251)
Commercial Loans	9,164	(818)	8,346	1,500	630	2,130
Agricultural Loans	524	(381)	143	1,814	427	2,241
Loans to state & political subdivisions	(471)	84	(387)	(124)	210	86
Other loans	573	(128)	445	9	(6)	3
Total loans, net of discount	9,880	(1,341)	8,539	2,917	1,560	4,477
Total Interest Income	10,474	(2,146)	8,328	2,706	2,473	5,179
Interest Expense:
Interest-bearing deposits:
NOW accounts	444	(1,624)	(1,180)	30	610	640
Savings accounts	91	(429)	(338)	48	443	491
Money Market accounts	686	(1,652)	(966)	(1)	361	360
Certificates of deposit	416	(300)	116	21	797	818
Total interest-bearing deposits	1,637	(4,005)	(2,368)	98	2,211	2,309
Other borrowed funds	(360)	(1,207)	(1,567)	(170)	327	157
Total interest expense	1,277	(5,212)	(3,935)	(72)	2,538	2,466
Net interest income	$9,197	$3,066	$12,263	$2,778	$(65)	$2,713

(1)
The portion of the total change attributable to both volume and rate changes during the year has been allocated to volume and rate components based upon the absolute dollar amount of the change in each component prior to allocation.

Index
2020 vs. 2019

Tax equivalent net interest income for 2020 was $63,351,000 compared to $51,088,000 for 2019, an increase of $12,263,000 or 24.0%. Total interest income increased $8,328,000, as loan interest income increased $8,539,000, and total investment income decreased $211,000. Interest expense decreased $3,935,000 from 2019.

Total tax equivalent interest income from investment securities decreased $205,000 in 2020 from 2019. The average balance of investment securities increased $21.0 million, which had an effect of increasing interest income by $602,000 due to volume. The majority of the increase in volume was in tax-exempt securities, which experienced an increase in the average balance of $21.5 million. The average tax-effected yield on our investment portfolio decreased from 2.85% in 2019 to 2.55% in 2020. The decrease in the tax-effected yield is attributable to purchases made in a lower rate environment and calls in the third quarter of  2019 of securities purchased at a discount. As a result of the yield on investment securities decreasing 30 basis points (bps) to 2.55%, interest income on investment securities decreased $807,000, with the decrease primarily related to taxable securities. The investment strategy for 2020 has been to utilize cashflows from the investment portfolio and deposit inflows to purchase mortgage backed securities in government sponsored entities and obligations of state and political securities, as well as US agency securities. The increase in the investment portfolio was in response to growth in deposits that exceeded organic loan opportunities. The Covid-19 pandemic did provide opportunities for the Company to purchase high quality municipal securities and mortgage backed securities with relatively high spreads in the first and second quarters of 2020. Purchases in the second half of 2020 were reflective of tighter spreads and lower yields due government stimulus and its impact on bond markets and deposit levels. We continually monitor interest rate trading ranges and try to focus purchases to times when rates are in the top of the trading range. The Bank believes its investment strategy has appropriately mitigated its interest rate risk exposure for various rate environments, while providing sufficient cashflows to meet liquidity needs.

In total, loan interest income increased $8,539,000 in 2020 from 2019.  The average balance of our loan portfolio increased by $189.3 million in 2020 compared to 2019, which resulted in an increase in interest income of $9,880,000 due to volume.  The increase in the average balance of loans was driven by the MidCoast acquisition in the first quarter of 2020 and the PPP program authorized by the SBA in response to the COVID-19 pandemic.  Organic growth in the first three quarters of 2020, excluding the PPP program was limited, but did increase in the fourth quarter of 2020, primarily in our Delaware market. The average tax-effected yield on our loan portfolio decreased 8 basis points to 4.97% in 2020, resulting in a decrease in loan interest income of $1,341,000. The decrease in the tax-effected yield was due to the lower rate environment promoted by the Federal Reserve in 2020 in response to the COVID-19 pandemic.

•
Interest income on residential mortgage loans decreased $312,000. The average balance of residential mortgage loans decreased $5.1 million, resulting in a decrease of $263,000 due to volume. The decrease in loans is due to loans being refinanced and sold on the secondary market. The change due to rate was a decrease of $49,000 as the average yield on residential mortgages decreased from 5.32% in 2019 to 5.30% in 2020 as a result of the lower rate environment during the year as a result of COVID-19 pandemic.

•
The average balance of construction loans increased $7.3 million from 2019 to 2020 as a result of the acquisition and projects in our south central Pennsylvania market, which resulted in an increase of $353,000 in interest income. The average yield on construction loans decreased from 5.16% to 4.89%, which correlated to a $49,000 decrease in interest income.

•
Interest income on commercial loans increased $8,346,000 from 2019 to 2020.  The increase in the average balance of commercial loans of $174.8 million is attributable to the MidCoast acquisition and PPP loans originated in the second and third quarters of 2020. The increase in the average balance of these loans resulted in an increase in interest income due to volume of $9,164,000. Our lenders have been able to attract and retain loan relationships in their markets by providing excellent customer service and having attractive products.  We believe our lenders are adept at customizing and structuring loans to customers that meet their needs and satisfy our commitment to credit quality. In many cases, the Bank works with the Small Business Administration (SBA) guaranteed loan programs to offset risk and to further promote economic growth in our market area. The average yield on commercial loans decreased 21 basis points to 5.26% in 2020, resulting in a decrease in interest income due to rate of $818,000.

Index
•
Interest income on agricultural loans increased $143,000 from 2019 to 2020.  The increase in the average balance of agricultural loans of $12.6 million is primarily attributable to the central and south central markets as well as the acquisition. The increase in the average balance of these loans resulted in an increase in interest income due to volume of $524,000.  The average yield on agricultural loans decreased from 4.61% in 2019 to 4.49% in 2020 due to a general decrease in rates, resulting in a decrease in interest income due to rate of $381,000. We believe our lenders are adept at customizing, understanding and have the expertise to structure loans for customers that meet their needs and satisfy our commitment to credit quality. In many cases, the Bank works with the United States Department of Agriculture’s (USDA) guaranteed loan programs to offset risk and to further promote economic growth in our market area.

•
The average balance of loans to state and political subdivisions decreased $11.6 million from 2019 to 2020 which had a negative impact of $471,000 on total interest income due to volume. The average tax equivalent yield on loans to state and political subdivisions increased from 3.93% in 2019 to 4.01% in 2020, increasing interest income by $84,000.

•
The average balance of other loans increased $11.3 million as a result of an increase in outstanding student loans. This resulted in an increase of $573,000 on total interest income due to volume. The average tax equivalent yield on other loans decreased from 7.64% in 2019 to 5.65% in 2020 as a result of the growth in student loans, decreasing interest income by $128,000 in student loans

Total interest expense decreased $3,935,000 in 2020 compared to 2019.  The majority of the decrease was due to a decrease in the average rate paid on interest bearing liabilities of 45 basis points to 0.64%. This decrease resulted in a decrease in interest expense of $5,212,000. The decrease in rates was driven by the Federal Reserve decreasing rates in the second half of 2019 as a result of a slowing economy and the in the first quarter of 2020 in response to the COVID-19 pandemic. The average rate on certificates of deposit decreased from 1.49% to 1.23% resulting in a decrease in interest expense of $300,000. The average rate paid on other borrowed funds decreased from 2.59% to 1.34% resulting in a decrease in interest expense of $1,207,000. The average rate paid on money market accounts decreased from 1.20% to 0.49% resulting in a decrease in interest expense of $1,652,000. The average rate paid on NOW accounts decreased from 0.69% in 2019 to 0.29% in 2020 resulting in a decrease in interest expense of $1,624,000. The average rate paid on savings accounts decreased 17 bps and resulted in a decrease in interest expense of $429,000.

Average interest bearing liabilities increased $167.1 million in 2020, with average interest bearing deposits increasing $182.9 million and average other borrowings decreasing $15.8 million. As a result of the increase in average deposits, interest expense increased $1,277,000 as result of the change in volume. Increases in average deposits, which were primarily driven by the MidCoast acquisition, included NOW accounts of $52.0 million, savings accounts of $23.2 million, money market accounts of $40.3 million and certificates of deposits of $67.5 million The combined impact to interest expense of these increases was $1,637,000. The average balance of other borrowed funds decreased $15.8 million, which corresponds to a decrease in interest expense of $360,000.

Our tax equivalent net interest margin for 2020 was 3.92% compared to 3.72% for 2019, with the change attributable to the cost of interest-bearing liabilities decreasing more than income from interest earning assets during 2020. The interest rate environment for 2020 was flat for a majority of the year, but did experience some expansion in the fourth quarter of 2020 with long term rates rising, while short term rates remained low. Should short or long-term interest rates move in such a way that results in a further flattening or inversion, we would anticipate additional pressure on our margin.

Index
2019 vs. 2018

Tax equivalent net interest income for 2019 was $51,088,000 compared to $48,375,000 for 2018, an increase of $2,713,000 or 5.6%. Total interest income increased $5,179,000, as loan interest income increased $4,477,000, and total investment income increased $614,000. Interest expense increased $2,466,000 from 2018.

Total tax equivalent interest income from investment securities increased $614,000 in 2019 from 2018. The average balance of investment securities decreased $9.4 million, which was used to fund loan growth, which had an effect of decreasing interest income by $271,000 due to volume. The majority of the decrease in volume was in tax-exempt securities, which experienced a decrease in the average balance of $6.1 million. The average tax-effected yield on our investment portfolio increased from 2.51% in 2018 to 2.85% in 2019. The increase in the tax-effected yield is attributable to purchases made in a higher rate environment and calls in 2019 of securities purchased at a discount. As a result of yield on taxable securities increasing 53 basis points (bps) to 2.74%, interest income on investment securities increased $885,000.

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

•
Interest income on commercial loans increased $2,130,000 from 2018 to 2019.  The increase in the average balance of commercial loans of $27.6 million is attributable to organic growth in the central and south central markets as well as completed construction projects. The increase in the average balance of these loans resulted in an increase in interest income due to volume of $1,500,000. The average yield on commercial loans increased 16 basis points to 5.47% in 2019, resulting in an increase in interest income due to rate of $630,000.

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

Index
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

PROVISION FOR LOAN LOSSES

For the year ended December 31, 2020, we recorded a provision for loan losses of $2,400,000. The provision for 2020 was $725,000, or 43.3%, higher than the provision in 2019. The increase in the provision for loan losses was primarily the result of the COVID-19 pandemic and its impact on our economy as well as organic growth attributable to the Delaware market primarily in the fourth quarter of 2020 (see also “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

For the year ended December 31, 2019, we recorded a provision for loan losses of $1,675,000. The provision for 2019 was $250,000, or 13.0% lower than the provision in 2018. The decrease in the provision for loan losses was primarily the result of organic loan growth in 2019 being less than the organic loan growth experienced in 2018 (see also “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

NON-INTEREST INCOME

The following table reflects non-interest income by major category for the years ended December 31 (dollars in thousands):

	2020	2019	2018
Service charges	$4,221	$4,687	$4,667
Trust fees	803	750	705
Brokerage and insurance commissions	1,297	1,141	790
Equity security (losses) gains, net	(41)	120	-
Available for sale security gains (losses), net	305	24	(19)
Gains on loans sold	2,168	473	382
Earnings on bank owned life insurance	695	623	622
Other	1,974	568	588
Total	$11,422	$8,386	$7,735

Index

	2020/2019 Change		2019/2018 Change
	Amount	%	Amount	%
Service charges	$(466)	(9.9)	$20	0.4
Trust fees	53	7.1	45	6.4
Brokerage and insurance commissions	156	13.7	351	44.4
Equity security (losses) gains, net	(161)	(134.2)	120	NA
Available for sale security gains (losses), net	281	1,170.8	43	(226.3)
Gains on loans sold	1,695	358.4	91	23.8
Earnings on bank owned life insurance	72	11.6	1	0.2
Other	1,406	247.5	(20)	(3.4)
Total	$3,036	36.2	$651	8.4

2020 vs. 2019

Non-interest income increased $3,036,000 in 2020 from 2019, or 36.2%.  We experienced a $305,000 net gain on available for sale securities in 2020 compared to net gains totaling $24,000 in 2019. During 2020, we sold 19 mortgage backed securities for a net gain of $305,000 to lock in gains that benefitted from the Federal Reserve investment purchase program in response to the COVID-19 pandemic. During 2019, we sold 3 agency securities for a net gain of $1,000 and 4 US Treasury securities for a gain of $23,000 to fund loan growth and to restructure the investment portfolio to improve performance in the current rate environment. During 2020, net equity security losses amounted to $41,000 as a result of market losses associated with the Covid-19 pandemic compared to gains of $120,000 last year.

Gains on loans sold increased $1,695,000 compared to last year. The increase in gains on loans sold is attributable to a $54.0 million, or 248.1% increase in the proceeds from the sale of residential mortgages loans as a result of the low rate environment, which has significantly increased residential refinancings. The decrease in service charges of $466,000 for 2020 is attributable to the Bank’s response to the COVID-19 pandemic and a decrease in customer spending as a result of mandatory stay at home orders as customers ate out less and spent less on discretionary items. The increase in other income is due to fees on offering derivative contracts for certain customers, that provided the customer with fixed rate loans, which generated fee income of $1,373,000 in 2020. The increase in brokerage and insurance commissions was primarily attributable to growth in our south central market.

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

The increase in brokerage and insurance commissions was primarily attributable to growth in our south central market. The increase in Trust fees is due to estate settlement fees being higher in 2019 than 2018.

Index
Non-interest Expenses

The following tables reflect the breakdown of non-interest expense by major category for the years ended December 31 (dollars in thousands):

	2020	2019	2018
Salaries and employee benefits	$24,190	$20,456	$19,094
Occupancy	2,557	2,174	2,126
Furniture and equipment	757	674	536
Professional fees	1,517	1,423	1,925
FDIC insurance	476	75	417
Pennsylvania shares tax	868	808	835
Amortization of intangibles	216	259	296
Merger and acquisition	2,179	466	-
Other Real Estate (ORE) expenses	451	376	158
Software expenses	1,155	948	876
Other	6,481	5,682	5,294
Total	$40,847	$33,341	$31,557

	2020/2019 Change		2019/2018 Change
	Amount	%	Amount	%
Salaries and employee benefits	$3,734	18.3	$1,362	7.1
Occupancy	383	17.6	48	2.3
Furniture and equipment	83	12.3	138	25.7
Professional fees	94	6.6	(502)	(26.1)
FDIC insurance	401	534.7	(342)	(82.0)
Pennsylvania shares tax	60	7.4	(27)	(3.2)
Amortization of intangibles	(43)	(16.6)	(37)	(12.5)
Merger and acquisition	1,713	367.6	466	N/A
ORE expenses	75	19.9	218	138.0
Software expenses	207	21.8	72	8.2
Other	799	14.1	388	7.3
Total	$7,506	22.5	$1,784	5.7

2020 vs. 2019

Non-interest expenses for 2020 totaled $40,847,000, which represents an increase of $7,506,000, compared to 2019 expenses of $33,341,000. The primary cause of the total increase was the MidCoast acquisition costs, as well as the additional salaries and benefits costs of the acquired employees. Salary and benefit costs increased $3,734,000, or 18.3%.  Base salaries and related payroll taxes increased $3,081,000 as a result of merit increases and additional headcount associated with the acquisition. Full time equivalent staffing was 281 and 259 for 2020 and 2019, respectively. Profit sharing expenses increased $829,000 compared to 2019, as a result of the employee mix and increased profitability, which will result in higher bonuses to employees.

The increase in occupancy and furniture and equipment expenses was due to the additional branches acquired as part of the MidCoast acquisition. The increase in merger and acquisition expenses was due to costs associated with the MidCoast acquisition that closed in April 2020. The increase in FDIC insurance in 2020 was due to credits received from the FDIC in 2019 as the Deposit Insurance Fund exceeded 1.38% as well as organic and acquisition growth that occurred in 2020. The increase in software expenses is due to new systems implemented in the second half of 2020 for our tellers and image capture and review.  The largest drivers of the increase in other expenses was the termination of a pension plan in 2019 for a gain that was acquired as of the FNB acquisition in 2015, ATM and data processing expenses as a result of fraud prevention, contributions in response to the COVID-19 pandemic, supplies for the additional branches and the Delaware franchise fee. The increase in ORE expenses is the result of net losses on the disposal of ORE properties in 2020 compared to a net gain in 2019.

Index
2019 vs. 2018

Non-interest expenses for 2019 totaled $33,341,000, which represents an increase of $1,784,000, compared to 2018 expenses of $31,557,000. The primary cause of the total increase was salaries and benefits. Salary and benefit costs increased $1,362,000, or 7.1%.  Base salaries and related payroll taxes increased $200,000 as a result of merit increases. Full time equivalent staffing was 259 and 261 for 2019 and 2018, respectively. As a result of actual claims utilization, health insurance related expenses increased $395,000. Retirement and profit sharing expenses increased $539,000 compared to 2018, as a result of the employee mix and increased profitability.

The increase in furniture and fixtures was due to computer upgrades made during 2019. The increase in merger and acquisition expenses is due to costs associated with the merger with MidCoast Community Bancorp, Inc. and no corresponding activity in 2018. The increase in ORE expenses is the result of having additional ORE properties in 2019 than 2018 that were acquired as part of the customer bankruptcy settlement that resulted in the decreased professional fees. The largest drivers of the increase in other expenses was operational charge-offs associated with fraudulent activity, ATM and data processing expenses as a result of fraud prevention and advertising and promotion expenses. The decrease in professional and legal fees is due to a decrease in legal fees associated with a customer’s bankruptcy litigation that was settled in the first quarter of 2019. The decrease in FDIC insurance was due to credits received in 2019 from the FDIC as the Deposit Insurance Fund exceeded 1.38%.

Provision for Income Taxes

The provision for income taxes was  $5,263,000, $3,820,000 and $3,403,000 for 2020, 2019 and 2018, respectively. The effective tax rates for 2020, 2019 and 2018 were 17.3%, 16.4% and 15.9%, respectively.

The increase in income tax expense of $1,443,000 in 2020 was due to the increase of $7,056,000 in income before the provision for income taxes, which accounts for an increase in tax expense of $1,482,000 at a 21% tax rate.

The increase in income tax expense of $417,000 in 2019 was due to the increase of $1,873,000 in income before the provision for income taxes, which accounts for an increase in tax expense of $393,000 at a 21% tax rate. The remaining increase was due to a lower amount of tax exempt income in 2019 compared to 2018.

We are involved in four limited partnership agreements that operate low-income housing projects in our market area. During 2020, 2019 and 2018, we recognized tax credits related to one of the four partnerships. Tax credits associated with one project became fully utilized in December 2016. The tax credits for the other two projects were fully utilized by December 31, 2012. We anticipate recognizing an aggregate of $282,000 of tax credits over the next two years.

FINANCIAL CONDITION

The following table presents ending balances (dollars in millions), the dollar amount of change and the percentage change during the past two years:

	2020 Balance	Increase	% Change	2019 Balance	Increase	% Change	2018 Balance
Total assets	$1,891.7	$425.4	29.0	$1,466.3	$35.6	2.5	$1,430.7
Total investments	295.2	54.5	22.6	240.7	(0.3)	(0.1)	241.0
Total loans, net	1,389.5	287.8	26.1	1,101.7	32.7	3.1	1,069.0
Total deposits	1,588.9	377.8	31.2	1,211.1	25.9	2.2	1,185.2
Total borrowings	88.8	3.7	4.3	85.1	(6.1)	(6.7)	91.2
Total stockholders’ equity	194.3	39.5	25.5	154.8	15.6	11.2	139.2

Cash and Cash Equivalents

Cash and cash equivalents totaled $68.7 million at December 31, 2020 compared to $18.5 million at December 31, 2019. Management actively measures and evaluates its liquidity through our Asset – Liability committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Index
Investments

The following table shows the year-end composition of the investment portfolio, at fair value, for the five years ended December 31 (dollars in thousands):

	2020 Amount	% of Total	2019 Amount	% of Total	2018 Amount	% of Total	2017 Amount	% of Total	2016 Amount	% of Total
Available-for-sale:
U. S. Agency securities	$81,416	27.4	$84,863	35.1	$106,385	44.0	$98,887	38.8	$170,414	54.3
U.S. Treasuries	28,043	9.4	27,661	11.5	33,358	13.8	28,604	11.2	3,000	0.9
Obligations of state & political subdivisions	102,972	34.7	61,455	25.5	52,047	21.5	79,090	31.0	96,926	30.9
Corporate obligations	6,509	2.2	3,328	1.4	3,034	1.3	3,083	1.2	3,050	1.0
Mortgage-backed securities	76,249	25.7	63,399	26.2	46,186	19.1	45,027	17.7	37,728	12.0
Equity securities (a)	1,931	0.6	701	0.3	516	0.3	91	0.1	2,899	0.9
Total	$297,120	100.0	$241,407	100.0	$241,526	100.0	$254,782	100.0	$314,017	100.0
(a)	As of January 1, 2018, the Company adopted ASU 2016-01 resulting in the reclassification of equity securities from available for sale securities to equity securities in the Consolidated Balance Sheet.

2020

The Company’s investment portfolio increased during 2020 by $55.7 million. This growth was fueled by increases in deposits that were driven by the COVID-19 pandemic as customers received government stimulus money and held more cash, and limited loan growth opportunities during the first nine months of 2020. During 2020, we purchased $31.2 million of U.S. agencies, $54.5 million of mortgage backed securities, $55.1 million of state and local obligations, $3.2 million of corporate obligations and $1.3 million of equity securities, which helped to offset the $21.6 million of principal repayments and $48.4 million of calls and maturities that occurred during the year. We also sold $23.4 million of bonds at a net gain of $305,000. The fair value of our investment portfolio increased approximately $4.7 million in 2020 due to interest rate fluctuations and equity market losses. Excluding our short term investments consisting of monies held primarily at the Federal Reserve, the effective yield on our investment portfolio for 2020 was 2.55% compared to 2.85% for 2019 on a tax equivalent basis.

During 2020, interest rates across the yield curve decreased significantly due to the Federal Reserves rate cuts on the short end and the markets reaction to the COVID-19 pandemic. For a majority of the year, the Treasury yield curve was relatively flat and yields were near historical lows. Late in 2020, the long end of the curve increased slightly adding some spread to the Treasury curve, but overall yields remain low from a historical perspective. The investment strategy for 2020 has been to utilize cashflows from the investment portfolio and deposit inflows to purchase mortgage backed securities in government sponsored entities and obligations of state and political securities, as well as US agency securities. The increase in the investment portfolio was in response to  growth in deposits that exceeds organic loan opportunities. We continually monitor interest rate trading ranges and try to focus purchases to times when rates are in the top third of the trading range. The Company believes its investment strategy has appropriately mitigated its interest rate risk exposure if rates rise while providing sufficient cashflows for the Company’s liquidity needs.

At December 31, 2020, the Company did not own any securities, other than government-sponsored and government-guaranteed mortgage-backed securities, that had an aggregate book value in excess of 10% of its consolidated stockholders’ equity at that date.

Index
The expected principal repayments at amortized cost and average weighted yields for the investment portfolio (excluding equity securities) as of December 31, 2020, are shown below (dollars in thousands). Expected principal repayments, which include prepayment speed assumptions for mortgage-backed securities, are significantly different than the contractual maturities detailed in Note 4 of the consolidated financial statements. Yields on tax-exempt securities are presented on a fully taxable equivalent basis, assuming a 21% tax rate, which was the rate in effect at December 31, 2020.

			After One Year		After Five Years
	One Year or Less		to Five years		to Ten Years		After Ten Years		Total
	Amortized Cost	Yield %	Amortized Cost	Yield %	Amortized Cost	Yield %	Amortized Cost	Yield %	Amortized Cost	Yield %
Available-for-sale securities:
U.S. agency securities	$17,799	1.8	$61,266	2.1	$-	-	$-	-	$79,065	2.0
U.S. treasuries	11,487	2.1	15,955	2.1	-	-	-	-	27,442	2.1
Obligations of state & political Subdivisions	12,782	3.5	50,979	2.6	36,328	2.5	-	-	100,089	2.7
Corporate obligations	3,000	5.8	3,413	3.4	-	-	-	-	6,413	4.5
Mortgage-backed securities	27,336	1.2	21,612	2.0	15,723	2.0	9,841	1.8	74,512	1.7
Total available-for-sale	$72,404	2.1	$153,225	2.3	$52,051	2.3	$9,841	1.8	$287,521	2.2

At December 31, 2020, approximately 78.5% of the amortized cost of debt securities is expected to mature, call or pre-pay within five years or less.  The Company expects that earnings from operations, the levels of cash held at the Federal Reserve and other correspondent banks, the high liquidity level of the available-for-sale securities, growth of deposits and the availability of borrowings from the Federal Home Loan Bank and other third party banks will be sufficient to meet future liquidity needs.

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

Loans Held for Sale

Loans held for sale increased $13.8 million to $14.6 million as of December 31, 2020 from December 31, 2019. The increase in loans held for sale was due to the amount of refinancings occurring due to the low rate environment.

Index
Loans

The Bank’s lending efforts have historically focused on north central Pennsylvania and southern New York. With the acquisition of FNB and the opening of offices in Lancaster County, this focus has grown to include Lebanon, Schuylkill, Berks and Lancaster County markets of south central, Pennsylvania. We have a limited branch office in Union County that is staffed by a lending team to primarily support agricultural opportunities in central Pennsylvania. In December 2017, we completed a branch acquisition in State College, which provides us with opportunities in Centre County, Pennsylvania. In April 2020, we completed the MidCoast acquisition, which expanded our markets into the State of Delaware with activity centered around the cities of Wilmington and Dover, Delaware. In November of 2020, we opened a branch in Kennett Square, Pennsylvania, to further serve customers obtained as part of the MidCoast acquisition, as well as to expand operations into Chester County, Pennsylvania.

We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships that our lending teams have with their customers, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank’s website.  The Bank offers a variety of loans, although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  As of December 31, 2020, approximately 81.7% of our loan portfolio consisted of real estate loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors.

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

Commercial real estate loan terms are generally 20 years or less, with one to five year adjustable interest rates.  The adjustable rates are typically tied to a margin above the comparable Federal Home Loan Bank of Pittsburgh borrowing rate with a maximum loan to value ratio of 80%. During 2020, the Bank began offering certain customers derivative contracts that allowed the customer to obtain a fixed interest rate for a period up to 10 years.  Where feasible, the Bank participates in the United States Department of Agriculture’s (USDA) and Small Business Administration (SBA) guaranteed loan programs to offset risk and to further promote economic growth in our market area.

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

The Bank, as part of its commitment to the communities it serves, is an active lender for projects by our local municipalities and school districts. These loans range from short term bridge financing to 20 year term loans for specific projects. These loans are typically written at rates that adjust at least every five years. Due to the size of certain municipal loans, we have developed participation lending relationships with other community banks that allow us to meet regulatory compliance issues, while meeting the needs of the customer. At December 31, 2020, the aggregate balance of our participation loans, in which a portion was sold to other lender’s totaled $126.5 million, of which $76.2 million was sold.

Index
Activity associated with exploration for natural gas in 2020 was similar to 2019. Certain entities drilled new wells and created new pad sites and pipelines, while other companies only maintained their existing wells. Natural gas prices remained low in 2020. While the Bank has loaned to companies that service the exploration activities, the Bank did not originate any loans to companies performing the actual drilling and exploration activities. Loans made by the Company were to service industry customers which included trucking companies, stone quarries and other support businesses. We also originated loans to businesses and individuals for restaurants, hotels and apartment rentals that were developed and expanded to meet the housing and living needs of the gas workers. Due to our understanding of the industry and its cyclical nature, the loans made for natural gas-related activities were originated in a prudent and cautious manner and were subject to specific policies and procedures for lending to these entities, which included lower loan to value thresholds, shortened amortization periods, and expansion of our monitoring of loan concentrations associated with this activity.

The following table shows the year-end composition of the loan portfolio for the five years ended December 31 (dollars in thousands):

	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate:
Residential	$201,911	14.4	$217,088	19.4	$215,305	19.9	$214,479	21.4	$207,423	25.9
Commercial	596,255	42.4	342,023	30.7	319,265	29.5	308,084	30.8	252,577	31.6
Agricultural	315,158	22.4	311,464	27.9	284,520	26.3	239,957	24.0	123,624	15.5
Construction	35,404	2.5	15,519	1.4	33,913	3.1	13,502	1.3	25,441	3.2
Consumer	30,277	2.2	9,947	0.9	9,858	0.9	9,944	1.0	11,005	1.4
Other commercial loans	114,169	8.1	69,970	6.3	74,118	6.9	72,013	7.2	58,639	7.3
Other agricultural loans	48,779	3.5	55,112	4.9	42,186	3.9	37,809	3.8	23,388	2.9
State & political subdivision loans	63,328	4.5	94,446	8.5	102,718	9.5	104,737	10.5	97,514	12.2
Total loans	1,405,281	100.0	1,115,569	100.0	1,081,883	100.0	1,000,525	100.0	799,611	100.0
Less allowance for loan losses	15,815		13,845		12,884		11,190		8,886
Net loans	$1,389,466		$1,101,724		$1,068,999		$989,335		$790,725

	2020/2019 Change		2019/2018 Change
	Amount	%	Amount	%
Real estate:
Residential	$(15,177)	(7.0)	$1,783	0.8
Commercial	254,232	74.3	22,758	7.1
Agricultural	3,694	1.2	26,944	9.5
Construction	19,885	128.1	(18,394)	(54.2)
Consumer	20,330	204.4	89	0.9
Other commercial loans	44,199	63.2	(4,148)	(5.6)
Other agricultural loans	(6,333)	(11.5)	12,926	30.6
State & political subdivision loans	(31,118)	(32.9)	(8,272)	(8.1)
Total loans	$289,712	26.0	$33,686	3.1

2020

Total loans grew $289.7 million in 2020 and total $1.41 billion at the end of 2020. The primary driver of growth during 2020 was the MidCoast acquisition, which increased loans $223.2 million and the PPP program administered by the SBA, which generated loan growth of $37.2 million for 2020. We also established a new relationship that allows us to fund student loans, which drove the increase in consumer lending. We had numerous municipal relationships refinance through the bond markets due to the low interest rate environment.

Index
Residential real estate loans decreased $15.2 million. As a result of the loan interest rate environment, there was significant refinancing of residential loans, some of which met the requirements of the secondary market and were subsequently sold.  During 2020, $88.0 million of residential real estate loans were originated for sale on the secondary market, which compares to $21.2 million for 2019.  For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.

The following table shows the maturity of commercial business and agricultural, state and political subdivision loans,  commercial real estate loans, and construction loans as of December 31, 2020, classified according to the sensitivity to changes in interest rates within various time intervals (in thousands).  The table does not include any estimate of prepayments which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below.  Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Commercial, municipal, agricultural	Real estate construction	Total
Maturity of loans:
One year or less	$28,416	$897	$29,313
Over one year through five years	234,160	9,490	243,650
Over five years	875,113	25,017	900,130
Total	$1,137,689	$35,404	$1,173,093
Sensitivity of loans to changes in interest rates - loans due after December 31, 2020:
Predetermined interest rate	$300,603	$9,592	$310,195
Floating or adjustable interest rate	808,670	24,915	833,585
Total	$1,109,273	$34,507	$1,143,780

2019

Total loans grew $33.7 million in 2019 and total $1.12 billion at the end of 2019. During 2019, the Company experienced growth in agricultural real estate loans of $26.9 million, commercial real estate loans of $22.8 million and other agricultural loans of $12.9 million. A portion of the growth in agricultural and commercial loan categories was due to transfers from construction loans as projects were completed in 2019. The remaining growth was primarily in our southcentral and central Pennsylvania markets.

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

Allowance for Loan Losses and Credit Quality Risk

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable future loan losses inherent in the loan portfolio.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the change in the allowance for loan losses and a summary of our non-performing assets for the years ended December 31, 2020, 2019, 2018, 2017 and 2016. All non-accruing troubled debt restructurings (TDRs) are also included the non-accruing loans totals.

Index

	December 31,
	2020	2019	2018	2017	2016
Balance at beginning of period	$13,845	$12,884	$11,190	$8,886	$7,106
Charge-offs:
Real estate:
Residential	-	32	118	107	85
Commercial	435	578	66	41	100
Agricultural	4	-	-	30	-
Consumer	50	49	40	130	100
Other commercial loans	44	38	91	-	55
Other agricultural loans	-	60	50	5	-
Total loans charged-off	533	757	365	313	340
Recoveries:
Real estate:
Residential	14	-	69	-	-
Commercial	37	-	3	11	479
Agricultural	19	-	-	-	-
Consumer	21	33	31	49	88
Other commercial loans	12	10	30	16	33
Other agricultural loans	-	-	1	1	-
Total loans recovered	103	43	134	77	600
Net loans charged-off (recovered)	430	714	231	236	(260)
Provision charged to expense	2,400	1,675	1,925	2,540	1,520
Balance at end of year	$15,815	$13,845	$12,884	$11,190	$8,886

Loans outstanding at end of period	$1,405,281	$1,115,569	$1,081,883	$1,000,525	$799,611
Average loans outstanding, net	$1,291,838	$1,102,565	$1,044,250	$883,355	$725,881
Non-performing assets:
Non-accruing loans	$10,732	$11,536	$13,724	$10,171	$11,454
Accrual loans - 90 days or more past due	525	487	68	555	405
Total non-performing loans	$11,257	$12,023	$13,792	$10,726	$11,859
Foreclosed assets held for sale	1,836	3,404	601	1,119	1,036
Total non-performing assets	$13,093	$15,427	$14,393	$11,845	$12,895

Troubled debt restructurings (TDR)
Non-accruing TDRs	$7,026	$6,223	$10,621	$6,798	$6,758
Accrual TDRs	5,240	7,341	8,333	13,056	6,095
Total troubled debt restructurings	$12,266	$13,564	$18,954	$19,854	$12,853
Net charge-offs to average loans	0.03%	0.06%	0.02%	0.03%	-0.04%
Allowance to total loans	1.13%	1.24%	1.19%	1.12%	1.11%
Allowance to total non-performing loans	140.49%	115.15%	93.42%	104.33%	74.93%
Non-performing loans as a percent of loans net of unearned income	0.80%	1.08%	1.27%	1.07%	1.48%
Non-performing assets as a percent of loans net of unearned income	0.93%	1.38%	1.33%	1.18%	1.61%

The Company believes it utilizes a disciplined and thorough loan review process based upon its internal loan policy approved by the Company’s Board of Directors.  The purpose of the review is to assess loan quality, analyze delinquencies, identify problem loans, evaluate potential charge-offs and recoveries, and assess general overall economic conditions in the markets served.  An external independent loan review is performed on our commercial portfolio at least semi-annually for the Company.  The external consultant is engaged to 1) review a minimum of 50% (55% for loans in 2016) of the dollar volume of the commercial loan portfolio on an annual basis, 2) new loans originated for over $1.0 million in the last year, 3) a majority of borrowers with commitments greater than or equal to $1.0 million,  4) selected loan relationships over $750,000 which are over 30 days past due, or classified Special Mention, Substandard, Doubtful, or Loss, and 5) such other loans which management or the consultant deems appropriate. As part of this review, our underwriting process and loan grading system is evaluated.

Index
Management believes it uses the best information available to make such determinations and that the allowance for loan losses is adequate as of December 31, 2020.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, changes in the economies of various segments of our agricultural and commercial portfolios, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income.  Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

See also “Note 5 – Loans and Related Allowance for Loan Losses” to the consolidated financial statements.

Index
The allowance for loan losses was $15,815,000 or 1.13% of total loans as of December 31, 2020 as compared to $13,845,000 or 1.24% of loans as of December 31, 2019. The decrease as a percent of loans is due to loans acquired as part of the MidCoast acquisition being excluded from the allowance calculation, unless the loan experiences a downgrade since acquisition. The $1,970,000 increase is a result of a $2,400,000 provision for loan losses less net charge-offs of $430,000. During 2020, two customers accounted for the majority of the charge-offs, $425,000 in total, and if they were excluded the net charge-off amount would be lower than prior years. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category (dollars in thousands) as of December 31:

	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$1,174	14.4	$1,114	19.4	$1,105	19.9	$1,049	21.4	$1,064	25.9
Commercial	6,216	42.4	4,549	30.7	4,115	29.5	3,867	30.8	3,589	31.6
Agricultural	4,953	22.4	5,022	27.9	4,264	26.3	3,143	24.0	1,494	15.5
Construction	122	2.5	43	1.4	58	3.1	23	1.3	47	3.2
Consumer	321	2.2	112	0.9	120	0.9	124	1.0	122	1.4
Other commercial loans	1,226	8.1	1,255	6.3	1,354	6.9	1,272	7.2	1,327	7.3
Other agricultural loans	864	3.5	961	4.9	752	3.9	492	3.8	312	2.9
State & political subdivision loans	479	4.5	536	8.5	762	9.5	816	10.5	833	12.2
Unallocated	460	N/A	253	N/A	354	N/A	404	N/A	98	N/A
Total allowance for loan losses	$15,815	100.0	$13,845	100.0	$12,884	100.0	$11,190	100.0	$8,886	100.0

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate loans total 64.8% of the loan portfolio, 70.6% of the allowance is assigned to these portions of the loan portfolio as these loans have more inherent risks than residential real estate or loans to state and political subdivisions. Residential real estate loans comprise 14.4% of the loan portfolio as of December 31, 2020 and 7.4% of the allowance is assigned to this segment as generally there are less inherent risks then commercial and agricultural loans.

The following table identifies amounts of loans contractually past due 30 to 90 days and non-performing loans by loan category, as well as the change from December 31, 2019 to December 31, 2020 in non-performing loans (in thousands).  Non-performing loans include those accruing loans that are contractually past due 90 days or more and non-accrual loans.  Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of its ultimate ability to collect principal and interest.

	December 31, 2020				December 31, 2019
		Non-Performing Loans				Non-Performing Loans
	30 - 89 Days Past Due	90 Days Past Due Accruing	Non- accrual	Total Non- Performing	30 - 89 Days Past Due	90 Days Past Due Accruing	Non- accrual	Total Non- Performing
Real estate:
Residential	$1,351	$275	$812	$1,087	$933	$2	$962	$964
Commercial	1,247	70	4,529	4,599	1,225	-	5,080	5,080
Agricultural	366	150	3,133	3,283	118	299	2,578	2,877
Construction	-	-	-	-	-	-	-	-
Consumer	155	30	-	30	123	2	6	8
Other commercial loans	930	-	1,284	1,284	283	184	1,837	2,021
Other agricultural loans	71	-	974	974	29	-	1,073	1,073
Total nonperforming loans	$4,120	$525	$10,732	$11,257	$2,711	$487	$11,536	$12,023

Index

	Change in Non-Performing Loans
	2020 / 2019
	Amount	%
Real estate:
Residential	$123	12.8
Commercial	(481)	(9.5)
Agricultural	406	14.1
Construction	-	-
Consumer	22	275.0
Other commercial loans	(737)	(36.5)
Other agricultural loans	(99)	(9.2)
Total nonperforming loans	$(766)	(6.4)

The Company is working with customers directly affected by the COVID-19 pandemic. The Company has offered assistance in accordance with regulator guidelines. As a result of the current economic slowdown related to the COVID-19 pandemic, the Company is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Company could experience increases in non-performing loans and  further increases in its required allowance for loan losses and record additional provision expense. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of the COVID-19 pandemic are prolonged.

The following table shows the distribution of non-performing loans by loan category (in thousands) for the past five years as of December 31:

	Non-Performing Loans
	2020	2019	2018	2017	2016
Real estate:
Residential	$1,087	$964	$1,181	$1,604	$1,903
Commercial	4,599	5,080	5,993	5,354	4,445
Agricultural	3,283	2,877	3,206	205	1,340
Construction	-	-	-	133	-
Consumer	30	8	26	49	109
Other commercial loans	1,284	2,021	2,185	2,669	4,057
Other agricultural loans	974	1,073	1,201	712	5
State & political subdivision loans	-	-	-	-	-
Total nonperforming loans	11,257	12,023	13,792	10,726	11,859

For the year ended December 31, 2020, we recorded a provision for loan losses of $2,400,000 which compares to $1,675,000 for the same period in 2020, an increase of $725,000. The increase is primarily attributable to the COVID-19 pandemic and its impact on the national and local economies, as well as an increase in organic loans, primarily in the fourth quarter of 2020. Non-performing loans decreased $766,000 from December 31, 2019 to December 31, 2020 with the decrease being primarily due to one customer relationship that paid off a portion of their balance after selling some collateral. At December 31, 2020, approximately 53.0% of the Bank’s non-performing loans are associated with the following three customer relationships:

•
A commercial loan relationship with $2.2 million outstanding, and additional letters of credit of $2.1 million available, secured by undeveloped land, stone quarries and equipment, was on non-accrual status as of December 31, 2020. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer, who provides excavation services and stone for pad construction related to these activities. During 2019, the Company had the underlying equipment collateral appraised. The 2019 appraisal indicated a decrease in collateral values compared to the appraisal ordered for the loan origination and an appraisal performed in 2017, however, the loan is still considered well secured on a loan to value basis. In the fourth quarter of 2020, a forbearance agreement was signed with this customer. Management determined that no specific reserve was required as of December 31, 2020.

Index
•
An agricultural loan customer with a total loan relationship of $2.6 million, secured by real estate, equipment and cattle, was on non-accrual status as of December 31, 2020. The customer declared bankruptcy during the fourth quarter of 2018 and developed a workout plan that was approved in the fourth quarter of 2019 and resulted in monthly payments resuming in late 2019. Included within these loans to this customer are $953,000 of loans which are subject to Farm Service Agency guarantees. Depressed milk prices and the pandemic have created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices, which is not assured, we will need to rely upon the collateral for repayment of interest and principal. As of December 31, 2020, there was a specific reserve of $214,000 for this relationship.

•
An agricultural loan customer with a total loan relationship of $1.2 million, secured by real estate was on non-accrual status as of December 31, 2020. The COVID-19 pandemic has escalated the cash flow difficulties this customer was experiencing. We expect that we will need to rely upon the collateral for repayment of interest and principal. Management reviewed the collateral and determined that no specific reserve was required as of December 31, 2020.

Management believes that the allowance for loan losses at December 31, 2020 was adequate at that date, which was based on the following factors:

•	Three loan relationships comprise 53.0% of the non-performing loan balance, which has approximately $214,000 of specific reserves as of December 31, 2020.

•	The Company has a history of low charge-offs, and were 0.03% in 2020, which was primarily due to two relationships, which compares to 0.06% of average loans for 2019.

Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset current and future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of December 31, 2020 and 2019, the cash surrender value of the life insurance was $32.6 million and $28.1 million, respectively. The primary cause of the increase was related to the acquisition of MidCoast, which increased the balance by $3.8 million. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations.  The amounts recorded as non-interest income totaled $695,000, $623,000 and $622,000 in 2020, 2019 and 2018, respectively. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

Effective January 1, 2015, the Company restructured its agreements so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under the restructured agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds. The policies acquired as part of the acquisition of MidCoast are only for the benefit of the Bank. The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB, provide a fixed dollar benefit for the beneficiarys’ estate, which is dependent on several factors including whether the covered individual was a Director of FNB or an employee of FNB and their salary level. As of December 31, 2020 and 2019, included in other liabilities on the Consolidated Balance sheet is a liability of $687,000 and $684,000, respectively, for the obligation under the split-dollar benefit agreements.

Other Assets

2020

Other assets increased $3.0 million in 2020 to $19.4 million from $16.4 million in 2019. The deferred tax asset increased $2.2 million, primarily due to the MidCoast acquisition. We entered into one new lease during 2020 and acquired three leases as part of the acquisition, which resulted in the right of use asset for facilities increasing $1.1 million. As a result of derivative transactions for the Company and customers, other assets increased $1.1 million.  Foreclosed properties were sold during 2020, which resulted in a decrease to other assets of $1.6 million.

Index
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

Deposits

The following table shows the breakdown of deposits by deposit type (dollars in thousands) at December 31:

	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Non-interest-bearing deposits	$303,762	19.1	$203,793	16.9	$179,971	15.2
NOW accounts	422,083	26.6	340,273	28.1	336,756	28.4
Savings deposits	255,853	16.1	224,456	18.5	205,334	17.3
Money market deposit accounts	225,968	14.2	169,865	14.0	164,625	13.9
Certificates of deposit	381,192	24.0	272,731	22.5	298,470	25.2
Total	$1,588,858	100.0	$1,211,118	100.0	$1,185,156	100.0

	2020/2019 Change		2019/2018 Change
	Amount	%	Amount	%
Non-interest-bearing deposits	$99,969	49.1	$23,822	13.2
NOW accounts	81,810	24.0	3,517	1.0
Savings deposits	31,397	14.0	19,122	9.3
Money market deposit accounts	56,103	33.0	5,240	3.2
Certificates of deposit	108,461	39.8	(25,739)	(8.6)
Total	$377,740	31.2	$25,962	2.2

2020

Total deposits increased $377.7 million in 2020, or 31.2%. The primary driver of the growth was the MidCoast acquisition, in which $208.8 million of deposits were acquired. The remaining growth was driven by customers holding more cash as a result of the COVID-19 pandemic, and was experienced across all markets, which was facilitated by various government stimulus plans.  As a percentage of total deposits, non-interest bearing deposits totaled 19.1% as of the end of 2020, which compares to 16.9% at the end of 2019. We continue to enhance our cash management services to improve our customer services and to grow deposits through our current deposit and loan customers. As a result of market conditions in the first half of 2020, we issued long term brokered CD’s and had a balance of $23.8 million of brokered CD’s outstanding as of December 31, 2020 compared to $15.0 million as of December 31, 2019. The rates paid on certificates of deposit by the Company remain competitive with rates paid by our competition.

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

Index
Remaining maturities of certificates of deposit of $100,000 or more are as follows (dollars in thousands) at December 31:

	2020	2019	2018
3 months or less	$23,974	$10,245	$29,574
Over 3 months through 6 months	31,856	14,463	10,880
Over 6 months through 12 months	55,515	35,604	26,778
Over 12 months	87,588	80,589	85,719
Total	$198,933	$140,901	$152,951

As a percent of total certificates of deposit	52.19%	51.66%	51.25%

Interest expense on certificates of deposit of $100,000 or more amounted to $2,575,000, $2,728,000 and $2,052,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Deposits by type of depositor are as follows (dollars in thousands) at December 31:

	2020		2019		2018
	Amount	%	Amount	%	Amount	%
Individuals	$865,041	54.4	$664,065	54.8	$666,255	56.2
Businesses and other organizations	467,159	29.4	306,873	25.3	276,248	23.3
State & political subdivisions	256,658	16.2	240,180	19.9	242,653	20.5
Total	$1,588,858	100.0	$1,211,118	100.0	$1,185,156	100.0

Borrowed Funds

2020

Borrowed funds increased $3.7 million during 2020 as a result of an increase in repurchase agreements of $3.5 million. Short term borrowings from the FHLB decreased $19.8 million from December 31, 2019 and total $25.0 million at December 31, 2020, while long term borrowings from the FHLB increased $20.0 million and total $41.5 million. Term loans totaled $41.5 million and $21.5 million as of December 31, 2020 and 2019, respectively. The change in term loans was due to borrowing $20.0 million on a long-term basis (see Note 10 of the consolidated financial statements for additional information). As part of the MidCoast acquisition, we acquired $15.5 million of borrowed funds, which either matured or were called in 2020. Short term borrowings from the FHLB were $25.0 million as of December 21, 2020 compared to $44.5 million as of December 31, 2019. Management continually monitors interest rates in order to minimize interest rate risk in future years and as part of this may extend some of the short term borrowings via term notes. The Bank entered into two interest rate swap agreements to convert floating-rate debt to fixed rate debt on notional amounts of $15.0 million and $10.0 million on April 1, 2020 and expire on April 1, 2025 and April 1, 2027. On April 13, 2020, the Company entered into an interest rate swap agreement to convert floating-rate debt to fixed rate debt on a notional amount of $7.5 million. The interest rate swap agreement expires on June 17, 2027. On May 14, 2020, the Bank entered into three two year forward interest rate swaps that will convert floating rate debt to fixed rate debt on notional amounts of $6.0 million each.  The interest rate swap agreements expire on May 14, 2027, 2029 and 2032. The interest rate swap instruments involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amounts. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The fair value of the interest rate swaps at December 31, 2020 was $11,000 and is included within other liabilities on the consolidated balance sheets.

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

Index
Other Liabilities

2020

Other liabilities increased $4.5 million to $18.7 million during 2020. We entered into one new lease during 2020 and acquired three leases as part of the Midcoast acquisition, which resulted in the right of use asset for facilities increasing $1.1 million. As a result of derivate transactions for the Company and customers, other liabilities increased $1.0 million. As a result of the discount rates utilized for the pension plan, a pension liability was recorded of $773,000. Employee benefit accruals, including profit sharing increased  $1.4 million.

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

Our Board of Directors determines our cash dividend rate after considering our capital requirements, current and projected net income, and other factors. In 2020 and 2019, the Company paid out 29.32% and 32.40% of net income in cash dividends, respectively.

As of December 31, 2020, the total number of common shares outstanding was 3,921,850. For comparative purposes, outstanding shares for prior periods were adjusted for the June 2020 stock dividend in computing earnings and cash dividends per share as detailed in Note 1 of the consolidated financial statements. As part of the MidCoast acquisition, we issued 373,356 shares with a value of $19.2 million based on the Company’s closing stock price of $51.50 per share on April 17, 2020. During 2020, we purchased 40,438 shares of treasury stock at a weighted average cost of $52.48 per share. The Company awarded 5,160 shares of restricted stock to employees at a weighted average cost per share of $50.89 under an equity incentive plan. The Board of Directors was awarded 1,800 shares at a cost of $51.14 per share under an incentive plan.

2020

Stockholders’ equity increased 25.5% in 2020 to $194.3 million.  Excluding accumulated other comprehensive income (loss), stockholders’ equity increased $36.3 million, or 23.3%. As part of the MidCoast acquisition, we issued 373,356 shares with a value of $19.2 million based on the Company’s closing stock price of $51.50 per share on April 17, 2020. In addition, net income was $25,103,000, offset by net cash dividends of $7,360,000 and net treasury stock activity of $788,000. All of the Company’s debt investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. Accumulated other comprehensive income increased $3,216,000 from December 31, 2019, primarily as result of the increase in the fair market value of the investment portfolio. Total stockholders’ equity was approximately 10.27% of total assets as of December 31, 2020, compared to 10.56% of total assets as of December 31, 2019.

Index
2019

Stockholders’ equity increased 11.2% in 2019 to $154.8 million.  Excluding accumulated other comprehensive income,  stockholders’ equity increased $12.3 million, or 8.6%. This increase is due to net income of $19,490,000, offset by net cash dividends of $6,315,000 and net treasury stock activity of $845,000. All of the Company’s debt investment securities are classified as available-for-sale. Accumulated other comprehensive income increased $3,292,000 from December 31, 2018, primarily as result of the increase in the fair market value of the investment portfolio. Total stockholders’ equity was approximately 10.56% of total assets as of December 31, 2019, compared to 9.73% of total assets as of December 31, 2018.

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

Capital expenditures, including software purchases in 2020 totaled $942,000, which included:

▪	Teller and imaging software totaling $709,000
▪	Leasehold improvements and certain equipment for an office opened in 2020 totaling $73,000
▪	Building and ground improvements totaling $73,000
▪	Computer, network and copier upgrades totaling $76,000

Capital expenditures in 2019 totaled $483,000, which included:

▪	Leasehold improvements and certain equipment for an office opened in 2019 totaling $28,000
▪	Building and ground improvements totaling $90,000
▪	Company vehicle purchased totaling $42,000
▪	Generator totaling $23,000
▪	Computer, network and copier upgrades totaling $300,000

We expect these expenditures will support our initiatives and will create operating efficiencies, while providing quality customer service.

Index
In addition to the Bank’s cash balances, the Bank achieves additional liquidity primarily from its investment in the FHLB of Pittsburgh and the resulting borrowing capacity obtained through this investment, investments that mature in less than one year and expected principal repayments from mortgage backed securities.  The Bank has a maximum borrowing capacity at the Federal Home Loan Bank of approximately $690.5 million, inclusive of any outstanding amounts, as a source of liquidity.  The Bank also has two federal funds line with third party providers in the total amount of $34.0 million as of December 31, 2020, which is unsecured and a borrower in custody agreement was established with the FRB in the amount of $4.4 million, which is collateralized by $12.9 million of municipal loans.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders.  The Company also has repurchased shares of its common stock.  The Company’s primary source of income is dividends received from the Bank.  The Bank may not declare a dividend without approval of the FRB, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  In addition, the Bank can only pay dividends to the extent that its retained net profits (including the portion transferred to surplus) exceed its bad debts.  The FRB, the OCC, the PDB and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At December 31, 2020, the Company (unconsolidated basis) had liquid assets of $7.2 million.

CONTRACTUAL OBLIGATIONS

The Company has various financial obligations, including contractual obligations which may require cash payments. The following table (in thousands)  presents as of December 31, 2020, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the obligations can be found in Notes 9, 10 and 18 to the Consolidated Financial Statements.

Contractual Obligations	One year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$1,207,666	$-	$-	$-	$1,207,666
Time deposits	220,596	130,248	25,147	5,201	381,192
FHLB Advances	-	-	-	-	-
Term borrowings - FHLB	46,800	4,725	15,000	-	66,525
Note Payable	-	-	-	7,500	7,500
Repurchase agreements	14,813	-		-	14,813
Operating leases	669	861	409	499	2,438
Total	$1,490,544	$135,834	$40,556	$13,200	$1,680,134

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

For the year ended December 31, 2020, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

At December 31, 2020, the Company had equity securities that represent only 0.6% of our investment portfolio, and therefore market risk related to equity securities is not significant.

The primary factors that make assets interest-sensitive include adjustable-rate features on loans and investments, loan repayments, investment maturities and money market investments. The primary components of interest-sensitive liabilities include maturing certificates of deposit, IRA certificates of deposit, repurchase agreements and short-term borrowings. Savings deposits, NOW accounts and money market investor accounts, with the exception of top interest tier money market and NOW accounts, are considered core deposits and are not short-term interest sensitive and therefore are included in the table below in the over five year column.  Top interest tier money market and NOW accounts are included in the table below in the within three month column. Borrowings subject to swap arrangements are included in the table below based on the swap arrangement maturity.

The following table shows the cumulative static gap (at amortized cost) for various time intervals (dollars in thousands):

Maturity or Re-pricing of Company Assets and Liabilities as of December 31, 2020
	Within Three Months	Four to Twelve Months	One to Two Years	Two to Three Years	Three to Five Years	Over Five Years	Total
Interest-earning assets:
Interest-bearing deposits at banks	$52,582	$2,483	$7,944	$2,832	$250	$-	$66,091
Investment securities	38,750	40,282	53,954	30,440	72,684	51,412	287,522
Residential mortgage loans	36,895	53,034	43,933	29,368	27,286	11,396	201,912
Construction loans	12,956	11,482	10,966	-	-	-	35,404
Commercial and farm loans	241,328	190,343	228,157	153,668	207,609	53,256	1,074,361
Loans to state & political subdivisions	8,097	6,222	4,413	11,158	5,628	27,810	63,328
Other loans	3,865	5,664	5,812	4,174	5,063	5,699	30,277
Total interest-earning assets	$394,473	$309,510	$355,179	$231,640	$318,520	$149,573	$1,758,895
Interest-bearing liabilities:
NOW accounts	$261,373	$-	$-	$-	$-	$160,710	$422,083
Savings accounts	-	-	-	-	-	255,853	255,853
Money Market accounts	201,953	-	-	-	-	24,015	225,968
Certificates of deposit	53,404	167,192	90,184	40,065	25,147	5,200	381,192
Long-term borrowing	16,813	19,800	4,725	-	30,000	17,500	88,838
Total interest-bearing liabilities	$533,543	$186,992	$94,909	$40,065	$55,147	$463,278	$1,373,934
Excess interest-earning assets (liabilities)	$(139,070)	$122,518	$260,270	$191,575	$263,373	$(313,705)
Cumulative interest-earning assets	$394,473	$703,983	$1,059,162	$1,290,802	$1,609,322	$1,758,895
Cumulative interest-bearing liabilities	533,543	720,535	815,444	855,509	910,656	1,373,934
Cumulative gap	$(139,070)	$(16,552)	$243,718	$435,293	$698,666	$384,961
Cumulative interest rate sensitivity ratio (1)	0.74	0.98	1.30	1.51	1.77	1.28

Index
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

The Bank currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Bank’s risk exposure.  In this analysis, the Bank examines the results of movements in interest rates with additional assumptions made concerning the timing of interest rate changes, prepayment speeds on mortgage loans and mortgage securities and deposit pricing movements.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of December 31, 2020 (dollars in thousands):

Changes in Rates	Prospective One-Year Net Interest Income	Change In Prospective Net Interest Income	% Change In Prospective Net Interest Income
-100 Shock	59,631	(968)	(1.60)
Base	60,599	-	-
+100 Shock	59,568	(1,031)	(1.70)
+200 Shock	59,010	(1,589)	(2.62)
+300 Shock	58,475	(2,124)	(3.51)
+400 Shock	57,744	(2,855)	(4.71)

The model makes estimates, at each level of interest rate change, regarding cash flows from principal repayments on loans and mortgage backed securities, call activity of other investment securities, and deposit selection, re-pricing and maturity structure.  Because of these assumptions, actual results could differ significantly from these estimates which would result in significant differences in the calculated projected change on net interest income. Additionally, the changes above do not necessarily represent the level of change under which management would undertake specific measures to realign its portfolio in order to reduce the projected level of change. The projections above utilize a static balance sheet and do not include any changes that may result from the growth of the Bank. Management has developed policy limits for acceptable changes in net interest income for multiple scenarios, including shock scenarios. As of December 31, 2020, changes in net interest income projected for all scenarios, including the shock scenarios noted above are in line with Bank policy limits for interest rate risk.

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

Index
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

Goodwill and Other Intangible Assets

As discussed in Note 1 of the consolidated financial statements, the Company performs an evaluation of goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on the fair value of the reporting unit, no impairment of goodwill was recognized in 2020, 2019 or 2018.

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

Index
Business Combinations

Business combinations are accounted for by applying the acquisition method. As of acquisition date, the identifiable assets acquired and liabilities assumed are measured at fair value and recognized separately from goodwill. Results of operations of the acquired entities are included in the consolidated statement of income from the date of acquisition. The calculation of intangible assets including core deposits and the fair value of loans are based on significant judgements. Core deposits intangibles are calculated using a discounted cash flow model based on various factors including discount rate, attrition rate, interest rate, cost of alternative funds and net maintenance costs.

Loans acquired in connection with acquisitions are recorded at their acquisition-date fair value with no carryover of related allowance for credit losses. Any allowance for loan loss on these pools reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considers a number of factors in evaluating the acquisition-date fair value including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral and interest rate environment.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This information is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate and Market Risk Management”, appearing in this Annual Report on Form 10-K.

Index

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Citizens Financial Services, Inc.
Consolidated Balance Sheet

	December 31,
(in thousands, except share data)	2020	2019
ASSETS:
Cash and cash equivalents:
Noninterest-bearing	$16,374	$17,727
Interest-bearing	52,333	793
Total cash and cash equivalents	68,707	18,520
Interest bearing time deposits with other banks	13,758	14,256
Equity securities	1,931	701
Available-for-sale securities	295,189	240,706
Loans held for sale	14,640	815
Loans (net of allowance for loan losses: 2020, $15,815; 2019, $13,845)	1,389,466	1,101,724
Premises and equipment	16,948	15,933
Accrued interest receivable	5,998	4,555
Goodwill	31,376	23,296
Bank owned life insurance	32,589	28,128
Other intangibles	1,668	1,346
Other assets	19,404	16,359
TOTAL ASSETS	$1,891,674	$1,466,339
LIABILITIES:
Deposits:
Noninterest-bearing	$303,762	$203,793
Interest-bearing	1,285,096	1,007,325
Total deposits	1,588,858	1,211,118
Borrowed funds	88,838	85,117
Accrued interest payable	1,017	1,088
Other liabilities	18,702	14,242
TOTAL LIABILITIES	1,697,415	1,311,565
STOCKHOLDERS' EQUITY:
Preferred Stock $1.00 par value; authorized 3,000,000 shares
2020 and 2019; none issued in 2020 or 2019	-	-
Common Stock $1.00 par value; authorized 25,000,000 shares 2020 and 2019; issued 4,350,342 and 3,938,668 shares in 2020 and 2019, respectively	4,350	3,939
Additional paid-in capital	75,908	55,089
Retained earnings	126,627	110,800
Accumulated other comprehensive income (loss)	2,587	(629)
Treasury stock, at cost: 428,492 and 413,607 shares for 2020 and 2019, respectively	(15,213)	(14,425)
TOTAL STOCKHOLDERS' EQUITY	194,259	154,774
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,891,674	$1,466,339

See accompanying notes to consolidated financial statements.

Index

Citizens Financial Services, Inc.
Consolidated Statement of Income
Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018
INTEREST AND DIVIDEND INCOME:
Interest and fees on loans	$63,538	$54,911	$50,458
Interest-bearing deposits with banks	401	407	319
Investment securities:
Taxable	4,090	4,673	3,790
Nontaxable	1,869	1,492	1,744
Dividends	398	497	447
TOTAL INTEREST AND DIVIDEND INCOME	70,296	61,980	56,758
INTEREST EXPENSE:
Deposits	6,851	9,219	6,910
Borrowed funds	1,254	2,821	2,664
TOTAL INTEREST EXPENSE	8,105	12,040	9,574
NET INTEREST INCOME	62,191	49,940	47,184
Provision for loan losses	2,400	1,675	1,925
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	59,791	48,265	45,259
NON-INTEREST INCOME:
Service charges	4,221	4,687	4,667
Trust	803	750	705
Brokerage and insurance	1,297	1,141	790
Equity security (losses) gains, net	(41)	120	-
Available for sale security gains (losses), net	305	24	(19)
Gains on loans sold	2,168	473	382
Earnings on bank owned life insurance	695	623	622
Other	1,974	568	588
TOTAL NON-INTEREST INCOME	11,422	8,386	7,735
NON-INTEREST EXPENSES:
Salaries and employee benefits	24,190	20,456	19,094
Occupancy	2,557	2,174	2,126
Furniture and equipment	757	674	536
Professional fees	1,517	1,423	1,925
Federal depository insurance	476	75	417
Pennsylvania shares tax	868	808	835
Amortization of intangibles	216	259	296
Merger and acquisition	2,179	466	-
ORE expenses	451	376	158
Software expenses	1,155	948	876
Other	6,481	5,682	5,294
TOTAL NON-INTEREST EXPENSES	40,847	33,341	31,557
Income before provision for income taxes	30,366	23,310	21,437
Provision for income taxes	5,263	3,820	3,403
NET INCOME	$25,103	$19,490	$18,034
PER COMMON SHARE DATA:
EARNINGS PER SHARE - BASIC	$6.60	$5.48	$5.04
EARNINGS PER SHARE - DILUTED	$6.59	$5.47	$5.04
CASH DIVIDENDS PER SHARE	$1.92	$1.76	$1.71

Number of shares used in computation - basic	3,805,682	3,559,150	3,577,992
Number of shares used in computation - diluted	3,807,523	3,561,246	3,579,980
See accompanying notes to consolidated financial statements.

Index

Citizens Financial Services, Inc.
Consolidated Statement of Changes in Comprehensive Income
Year Ended December 31,
(in thousands)	2020	2019	2018
Net Income	$25,103	$19,490	$18,034

Other Comprehensive income
Securities available for sale
Unrealized holding gain (loss) during the period	5,074	4,156	(913)
Income tax (benefit)	1,066	873	(193)
Subtotal	4,008	3,283	(720)
Reclassification adjustment for (gains) losses
included in income	(305)	(24)	19
Income tax (benefit)	(65)	(4)	4
Subtotal	(240)	(20)	15

Unrealized loss on interest rate swap	(11)	-	-
Income tax (benefit)	(2)	-	-
Other comprehensive loss on interest rate swap	(9)	-	-

Change in unrecognized pension costs	(688)	36	229
Income tax (benefit)	(145)	7	48
Other comprehensive gain (loss) gain on unrecognized pension costs	(543)	29	181

Other comprehensive income (loss)	3,216	3,292	(524)
Comprehensive income	$28,319	$22,782	$17,510

See accompanying notes to consolidated financial statements.

Index

Citizens Financial Services, Inc.
Consolidated Statement of Changes in Stockholders' Equity

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
(in thousands, except share data)	Shares	Amount	Capital	Earnings	Income (Loss)	Stock	Total
Balance, December 31, 2017	3,869,939	$3,870	$51,108	$89,982	$(3,398)	$(12,551)	$129,011

Net income				18,034			18,034
Other comprehensive loss					(524)		(524)
Stock dividend (1%)	34,272	34	2,108	(2,142)			-
Issuance of Common stock	1						-
Purchase of treasury stock (18,943 shares)						(1,175)	(1,175)
Restricted stock, executive and Board of Director awards			(364)			116	(248)
Restricted stock vesting			247				247
Change in Accounting policy for equity securities				(1)	1		-
Cash dividend reinvestment paid from treasury stock				(30)		30	-
Cash dividends, $1.71 per share				(6,116)			(6,116)
Balance, December 31, 2018	3,904,212	$3,904	$53,099	$99,727	$(3,921)	$(13,580)	$139,229

Net income				19,490			19,490
Other comprehensive income					3,292		3,292
Stock dividend (1%)	34,456	35	2,067	(2,102)			-
Purchase of treasury stock (21,551 shares)						(1,291)	(1,291)
Restricted stock, executive and Board of Director awards			(374)			489	115
Restricted stock vesting			254				254
Forfeited restricted stock			43			(43)	-
Cash dividends, $1.76 per share				(6,315)			(6,315)
Balance, December 31, 2019	3,938,668	$3,939	$55,089	$110,800	$(629)	$(14,425)	$154,774

Net income				25,103			25,103
Other comprehensive income					3,216		3,216
Stock dividend (1%)	38,318	38	1,878	(1,916)			-
Stock issued for acquisition	373,356	373	18,854				19,227
Purchase of treasury stock (40,438 shares)						(2,122)	(2,122)
Restricted stock, executive and Board of Director awards			(260)			408	148
Restricted stock vesting			326				326
Sale of treasury stock (2,418 shares)			1			125	126
Forfeited restricted stock			19			(19)	-
Cash dividend reinvestment paid from treasury stock			1	(821)		820	-
Cash dividends, $1.92 per share				(6,539)			(6,539)
Balance, December 31, 2020	4,350,342	$4,350	$75,908	$126,627	$2,587	$(15,213)	$194,259

See accompanying notes to consolidated financial statements.

Index

Citizens Financial Services, Inc.
Consolidated Statement of Cash Flows

	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$25,103	$19,490	$18,034
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,400	1,675	1,925
Depreciation and amortization	(2,822)	498	387
Amortization and accretion on investment securities	1,155	308	999
Deferred income taxes	367	317	(435)
Equity security (gains) losses, net	41	(120)	-
Available for sale security (gains) losses, net	(305)	(24)	19
Earnings on bank owned life insurance	(695)	(623)	(622)
Stock awards	473	369	308
Originations of loans held for sale	(88,024)	(21,157)	(19,153)
Proceeds from sales of loans held for sale	75,809	21,780	19,696
Realized gains on loans sold	(2,168)	(473)	(382)
Increase in accrued interest receivable	(857)	(103)	(256)
Increase (decrease) in accrued interest payable	(235)	12	179
Other, net	1,580	(182)	787
Net cash provided by operating activities	11,822	21,767	21,486
Cash Flows from Investing Activities:
Available-for-sale securities:
Proceeds from sales of available-for-sale securities	23,415	10,489	27,149
Proceeds from maturity and principal repayments of securities	70,008	62,625	54,041
Purchase of securities	(143,987)	(68,963)	(67,899)
Purchase of equity securities	(1,339)	(65)	(425)
Proceeds from sale of equity securities	168	-	-
Proceeds from redemption of Regulatory Stock	9,454	10,787	10,209
Purchase of Regulatory Stock	(7,396)	(11,526)	(9,537)
Net increase in loans	(63,440)	(37,492)	(81,113)
Purchase of interest bearing time deposits	(350)	(248)	(6,457)
Proceeds from matured interest bearing time deposits with other banks	848	1,490	-
Proceeds from sale of interest bearing time deposits with other banks	-	-	1,239
Purchase of premises, equipment and software	(942)	(483)	(500)
Proceeds from sale of premises and equipment	-	7	-
Proceeds from sale of foreclosed assets held for sale	1,805	1,056	942
Acquisition, net of cash paid	1,022	-	-
Net cash used in investing activities	(110,734)	(32,323)	(72,351)
Cash Flows from Financing Activities:
Net increase in deposits	168,914	25,962	80,213
Proceeds from long-term borrowings	20,000	10,000	10
Repayments of long-term borrowings	(15,000)	(3,123)	(1,000)
Net decrease in short-term borrowed funds	(16,280)	(12,954)	(22,480)
Purchase of treasury stock	(2,122)	(1,291)	(1,175)
Purchase of restricted stock	-	-	(307)
Sale of treasury stock to employee stock purchase plan	126	-	-
Dividends paid	(6,539)	(6,315)	(6,116)
Net cash provided by financing activities	149,099	12,279	49,145
Net increase (decrease) in cash and cash equivalents	50,187	1,723	(1,720)
Cash and Cash Equivalents at Beginning of Year	18,520	16,797	18,517
Cash and Cash Equivalents at End of Year	$68,707	$18,520	$16,797

Supplemental Disclosures of Cash Flow Information:
Interest paid	$8,175	$12,028	$9,395
Income taxes paid	$4,750	$3,300	$3,050
Non-cash activities:
Stock dividend	$1,916	$2,102	$2,142
Real estate acquired in settlement of loans	$281	$3,836	$393
Investments purchased and not settled included in other liabilities	$-	$-	$1,564
Right of use asset and liability	$636	$1,454	$-

Acquisition of	Midcoast Community Bancorp Inc.
Non-cash assets acquired
Loans	$223,235
Premises and equipment	1,787
Accrued interest receivable	586
Bank owned life insurance	3,766
Intangibles	157
Deferred tax asset	3,402
Other assets	2,878
Goodwill	8,080
	243,891
Liabilities assumed
Noninterest-bearing deposits	38,694
Interest-bearing deposits	170,132
Accrued interest payable	164
Borrowed funds	15,497
Other liabilities	1,198
	225,685
Net non-cash liabilities acquired	18,206
Cash and cash equivalents acquired	$8,637

See accompanying notes to consolidated financial statements.

Index
CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Citizens Financial Services, Inc. (individually and collectively, the “Company”) is headquartered in Mansfield, Pennsylvania, and provides a full range of banking and related services through its wholly owned subsidiary, CZFS Acquisition Company, LLC (CZFS), and its wholly owned subsidiary, First Citizens Community  Bank (the “Bank”), and its wholly owned subsidiaries, First Citizens Insurance Agency, Inc. (“First Citizens Insurance”) and 1st Realty of PA, LLC (“Realty”). CZFS was formed in March 2020 as part of the merger with Midcoast Community Bancorp. Inc. (MidCoast). Realty was formed in March of 2019 to manage and sell properties acquired by the Bank in the settlement of a bankruptcy filing with a commercial customer.  On December 11, 2015, the Company completed its acquisition of The First National Bank of Fredericksburg (FNB).  On December 8, 2017, the Bank completed its acquisition of the S&T Bank branch in State College (State College). On April 17, 2020, the Company completed its acquisition of MidCoast. As of December 31, 2020, the Bank operates thirty full-service banking branches in Potter, Tioga, Bradford, Clinton, Lebanon, Lancaster, Berks, Schuylkill, Centre and Chester counties, Pennsylvania, Allegany County, New York, and the cities of Wilmington and Dover, Delaware, and a limited branch office in Union county, Pennsylvania. The Bank also provides trust services, including the administration of trusts and estates, retirement plans, and other employee benefit plans, along with a brokerage division that provides a comprehensive menu of investment services. The Bank serves individual and corporate customers and is subject to competition from other financial institutions and intermediaries with respect to these services.  The Company and Bank are supervised by the Board of Governors of the Federal Reserve System, while the Bank is subject to additional regulation and supervision by the Pennsylvania Department of Banking.

A summary of significant accounting and reporting policies applied in the presentation of the accompanying financial statements follows:

Basis of Presentation

The financial statements are consolidated to include the accounts of the Company, and its subsidiary CZFS, and its subsidiary, First Citizens Community Bank, and its subsidiaries, First Citizens Insurance Agency, Inc. and 1st Realty of PA, LLC.  These statements have been prepared in accordance with U.S. generally accepted accounting principles.  All significant inter-company accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

In preparing the financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the period.  Actual results could differ significantly from those estimates.  Material estimates that are particularly susceptible to significant change relate to determination of the allowance for loan losses, goodwill, derivatives, pension plans and deferred tax assets and liabilities.

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

Index
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

Investment Securities

Investment securities at the time of purchase are classified as one of the three following types:

Held-to-Maturity Securities - Includes securities that the Company has the positive intent and ability to hold to maturity. These securities are reported at amortized cost. The Company had no held-to-maturity securities as of December 31, 2020 and 2019.

Trading Securities - Includes debt and equity securities bought and held principally for the purpose of selling them in the near term. Such securities are reported at fair value with unrealized holding gains and losses included in earnings. The Company had no trading securities as of December 31, 2020 and 2019.

Available-for-Sale Securities – This category included debt securities not classified as held-to-maturity or trading securities that will be held for indefinite periods of time. These securities may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and yield of alternative investments.  Such securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders’ equity, net of the estimated income tax effect.

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

Index
Equity Securities – This category includes common stocks of public companies. Such securities are reported at fair value with unrealized holding gains and losses included in earnings.

Restricted Stock - Common stock of the Federal Reserve Bank, Federal Home Loan Bank of Pittsburgh (FHLB) and correspondent banks represent ownership in institutions which are wholly owned by other financial institutions. These restricted equity securities are accounted for at cost and are classified as other assets.

Loans Held for Sale

Certain newly originated fixed-rate residential mortgage loans are classified as held for sale, because it is management’s intent to sell these residential mortgage loans. The residential mortgage loans held for sale are carried at the lower of aggregate cost or fair value.

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

The Company recognizes nonrefundable loan origination fees, SBA fees and certain direct loan origination costs over the life of the related loan as an adjustment of loan yield using the interest method.

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

Index
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

Index
Purchased Credit Impaired Loans

The Company purchased loans in connection with its acquisitions of FNB in 2015, the State College branch in 2017 and MidCoast in 2020, some of which showed evidence of credit deterioration as of the acquisition since origination. These purchased credit impaired (“PCI”) loans were recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Over the life of the loan, expected cash flows continue to be estimated. If this subsequent estimate indicated that the present value of expected cash flows is less than the carrying amount, a charge to the allowance for loan loss is made through a provision. If the estimate indicates that the present value of the expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

Index
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

Intangible assets, other than goodwill, include core deposit intangibles and mortgage servicing rights (MSRs). Core deposit intangibles are a measure of the value of consumer demand and savings deposits acquired in business combinations accounted for as purchases. The core deposit intangibles are being amortized over 10 years using the sum-of-the-years digits method of amortization, while the covenant not to compete was amortized over four years on a straight line basis.

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

Goodwill

The Company utilizes a two-step process for testing the impairment of goodwill on at least an annual basis.  This approach could cause more volatility in the Company’s reported net income because impairment losses, if any, could occur irregularly and in varying amounts.  The Company may also perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Based on the fair value of the reporting unit, no impairment of goodwill was recognized in 2020, 2019 or 2018.

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain employees. Any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the Bank receives the cash surrender value of the policy plus 50% of the benefit in excess of the cash surrender value and the remaining amount of the payout will be given to the beneficiary named by the insured person in the policy. The Company is the sole beneficiary of any death benefits received from non-active insured persons. Additionally, as a result of the MidCoast acquisition, the Company acquired life insurance policies on former MidCoast employees. The Company is owner and sole beneficiary of these policies. The Company acquired life insurance policies on former FNB employees and directors, as part of the acquisition of FNB. The policies obtained as part of the acquisition provide a fixed dollar benefit to the former employee or director beneficiaries, whether or not the insured person is affiliated with the Company at the time of his or her death. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized.  Increases in the cash surrender value are recognized as other non-interest income.  The obligation of $687,000 and $684,000 under split-dollar benefit agreements to former employees and directors or their beneficiaries have been recognized as liabilities on the consolidated balance sheet at December 31, 2020 and 2019. The expenses associated with the split dollar benefit were $3,000, $36,000 and $69,000 for 2020, 2019 and 2018, respectively.

Index
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

Derivatives

Derivative financial instruments are recognized as assets or liabilities at fair value. The Company has interest rate swap agreements which are used as part of its asset liability management to help manage interest rate risk. The Corporation does not use derivatives for trading purposes.

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the purpose of the contract and belief as to its effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions, at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

Index
When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.
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

Index
Advertising Costs

Advertising costs are generally expensed as incurred and amounted to $470,000, $466,000 and $361,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Comprehensive Income (Loss)

The Company is required to present comprehensive income in a full set of general purpose financial statements for all periods presented. Other comprehensive income (loss) is comprised of unrealized holding gains (losses) on the available-for-sale securities portfolio and unrecognized pension costs.

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

Index
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

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs, which clarifies that, for each reporting period, an entity should reevaluate whether a callable debt security is within the scope of ASC 310-20-35-33. For public business entities, ASU 2020-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. For all other entities, ASU 2020-08 is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s financial statements.

In October 2020, the FASB issued ASU 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, which codifies, as appropriate, the amended financial statement disclosure requirements in Regulation S-X Rules 13-01 and 13-02. The amendments are effective January 4, 2021. This Update did not have a significant impact on the Company’s financial statements.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which makes minor technical corrections and clarifications to the ASC. The amendments in Sections B and C of the ASU are effective for annual periods beginning after December 15, 2020, for public business entities. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. This Update is not expected to have a significant impact on the Company’s financial statements.

Index
Treasury Stock

The purchase of the Company’s common stock is recorded at cost.  At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on a last-in-first-out basis.

Cash Flows

The Company utilizes the net reporting of cash receipts and cash payments for deposit, short-term borrowing and lending activities.

Trust, Brokerage and Insurance Assets and Income

Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated financial statements since such assets are not assets of the Company.  The majority of trust revenue is earned and collected monthly, with the amount determined based on a percentage of the fair value of the trust assets under management. Trust fees are contractually agreed with each customer, and fee levels vary based mainly on the size of assets under management. None of the contracts with trust customers provide for incentive-based fees. In addition, trust revenue includes fees for provision of services, including employee benefit plan administration, tax return preparation and estate planning and settlement. Fees for such services are billed based on contractual arrangements or established fee schedules and are typically billed upon completion of providing such services.  Brokerage and insurance commissions from the sales of investments and insurance products recognized on a trade date basis as the performance obligation is satisfied at the point in time in which the trade is processed. Additional fees are based on a percentage of the market value of customer accounts and billed on a monthly or quarterly basis. The Company’s performance obligation under the contracts with certain customers is generally satisfied through the passage of time as the Company monitors and manages the assets in the customer’s portfolio and is not dependent on certain return or performance level of the customer’s portfolio. Other performance obligations (such as the delivery of account statements to customers) are generally considered immaterial to the overall transaction price.

Earnings Per Share

The following table sets forth the computation of earnings per share.  Earnings per share calculations give retroactive effect to stock dividends declared by the Company.

	2020	2019	2018
Basic earnings per share computation:
Net income applicable to common stock	$25,103,000	$19,490,000	$18,034,000
Weighted average common shares outstanding	3,805,682	3,559,150	3,577,992
Earnings per share - basic	$6.60	$5.48	$5.04

Diluted earnings per share computation:
Net income applicable to common stock	$25,103,000	$19,490,000	$18,034,000

Weighted average common shares outstanding for basic earnings per share	3,805,682	3,559,150	3,577,992
Add: Dilutive effects of restricted stock	1,841	2,096	1,988
Weighted average common shares outstanding for dilutive earnings per share	3,807,523	3,561,246	3,579,980
Earnings per share - dilutive	$6.59	$5.47	$5.04

Nonvested shares of restricted stock totaling 4,302, 3,576 and 3,201 were outstanding during 2020, 2019 and 2018, respectively, but were not included in the computation of diluted earnings per common share because to do so would be anti-dilutive. These anti-dilutive shares had per share prices ranging from $58.37-$62.93, $52.44-$62.93 and $47.81-$61.04 for 2020, 2019 and 2018, respectively.

Index
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

Index
The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the years ended December 31, 2020, 2019 and 2018 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time.

Revenue stream
Service charges on deposit accounts	2020	2019	2018
Overdraft fees	$1,171	$1,536	$1,551
Statement fees	207	206	206
Interchange revenue	2,287	2,294	2,259
ATM income	323	392	400
Other service charges	233	259	251
Total Service Charges	4,221	4,687	4,667
Trust	803	750	705
Brokerage and insurance	1,297	1,141	790
Other	339	348	350
Total	$6,660	$6,926	$6,512

3. RESTRICTIONS ON CASH AND DUE FROM BANKS

The Bank is required to maintain reserves, in the form of cash balances with the Federal Reserve Bank, against its deposit liabilities.  The amount of such reserves was $3,054,000 at December 31, 2019. No reserve was required at December 31, 2020.

Non-retirement account deposits with one financial institution are insured up to $250,000. At times, the Company maintains cash and cash equivalents with other financial institutions in excess of the insured amount.

4. INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at December 31, 2020 and 2019 were as follows (in thousands):

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agency securities	$79,065	$2,403	$(52)	$81,416
U.S. Treasuries	27,442	601	-	28,043
Obligations of state and political subdivisions	100,089	2,938	(55)	102,972
Corporate obligations	6,413	96	-	6,509
Mortgage-backed securities in government sponsored entities	74,512	1,874	(137)	76,249
Total available-for-sale securities	$287,521	$7,912	$(244)	$295,189

December 31, 2019
Available-for-sale securities:
U.S. agency securities	$83,410	$1,523	$(70)	$84,863
U.S. Treasuries	27,394	267	-	27,661
Obligations of state and political subdivisions	60,667	865	(77)	61,455
Corporate obligations	3,250	78	-	3,328
Mortgage-backed securities in government sponsored entities	63,086	468	(155)	63,399
Total available-for-sale securities	$237,807	$3,201	$(302)	$240,706

Index
The following table shows the Company’s gross unrealized losses and fair value, aggregated by investment category and length of time, that the individual securities have been in a continuous unrealized loss position, at December 31, 2020 and 2019 (in thousands). As of December 31, 2020, the Company owned 29 securities each of  whose fair value was less than its cost basis.

	Less than Twelve Months		Twelve Months or Greater		Total
2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$13,720	$(52)	$-	$-	$13,720	$(52)
Obligations of states and political subdivisions	5,407	(55)	-	-	5,407	(55)
Mortgage-backed securities in government sponsored entities	14,600	(99)	5,633	(38)	20,233	(137)
Total securities	$33,727	$(206)	$5,633	$(38)	$39,360	$(244)

2019
U.S. agency securities	$14,587	$(63)	$13,094	$(7)	$27,681	$(70)
Obligations of states and political subdivisions	7,508	(75)	1,507	(2)	9,015	(77)
Mortgage-backed securities in government sponsored entities	27,737	(97)	9,559	(58)	37,296	(155)
Total securities	$49,832	$(235)	$24,160	$(67)	$73,992	$(302)

As of December 31, 2020, the Company’s investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, obligations of states and political subdivisions and  mortgage backed securities in government sponsored entities. For fixed maturity available for sale investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in market value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. As of December 31, 2020 and 2019, the Company had concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or company-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale during 2020, 2019 and 2018 were $23,415,000, $10,489,000 and $27,149,000, respectively. The gross gains realized during 2020 consisted of $344,000 from the sales of seventeen mortgage backed securities. The gross losses realized during 2020 consisted of $39,000 from the sale of two mortgage backed securities. The gross gains realized during 2019 consisted of $1,000 and $24,000 from the sales of two agency securities and four treasury securities, respectively. The gross losses realized during 2019 consisted of $1,000 from the sale of one agency security. The gross gains realized during 2018 consisted of $160,000 from the sale of fourteen municipal securities. The gross losses realized during 2018 consisted of $179,000 from the sale of seven agency securities. Gross gains and gross losses were realized as follows on available for sale securities (in thousands):

	2020	2019	2018
Gross gains	$344	$25	$160
Gross losses	(39)	(1)	(179)
Net (losses) gains	$305	$24	$(19)

The following table presents the net (losses) gains on the Company’s equity investments recognized in earnings during 2020, 2019 and 2019 and the portion of unrealized gains for the period that relates to equity investments held at December 31, 2020 and 2019 (in thousands):

Equity Securities	2020	2019	2018
Net gains (losses) recognized in equity securities during the period	$(109)	$120	$-
Less: Net gains realized on the sale of equity securities during the period	68	-	-
Net unrealized gains (losses)	$(41)	$120	$-

Index
Investment securities with an approximate carrying value of $245,351,000 and $209,096,000 at December 31, 2020 and 2019, respectively, were pledged to secure public funds and certain other deposits as provided by law and certain borrowing arrangements of the Company.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The amortized cost and fair value of debt securities at December 31, 2019, by contractual maturity are shown below (in thousands). Municipal securities that have been refunded and will therefore pay-off on the call date are reflected in the table below utilizing the call date as the date of repayment as payment is guaranteed on that date:

	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$18,786	$19,037
Due after one year through five years	63,826	66,531
Due after five years through ten years	64,080	65,587
Due after ten years	140,829	144,034
Total	$287,521	$295,189

5. LOANS AND RELATED ALLOWANCE FOR LOAN LOSSES

The Company grants commercial, industrial, agricultural, residential, and consumer loans primarily to customers throughout north central, central and south central Pennsylvania, southern New York and Wilmington and Dover, Delaware.  Although the Company had a diversified loan portfolio at December 31, 2020 and 2019, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio, as well as how those segments are analyzed within the allowance for loan losses as of December 31, 2020 and 2019 (in thousands):

2020	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$201,911	$990	$20	$200,901
Commercial	596,255	9,183	2,937	584,135
Agricultural	315,158	4,645	1,686	308,827
Construction	35,404	-	-	35,404
Consumer	30,277	2	-	30,275
Other commercial loans	114,169	1,335	232	112,602
Other agricultural loans	48,779	1,122	-	47,657
State and political subdivision loans	63,328	-	-	63,328
Total	1,405,281	17,277	4,875	1,383,129
Allowance for loan losses	15,815	510	-	15,305
Net loans	$1,389,466	$16,767	$4,875	$1,367,824

Index
2019	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$217,088	$1,166	$23	$215,899
Commercial	342,023	11,537	1,210	329,276
Agricultural	311,464	3,782	-	307,682
Construction	15,519	-	-	15,519
Consumer	9,947	4	-	9,943
Other commercial loans	69,970	1,902	49	68,019
Other agricultural loans	55,112	1,281	-	53,831
State and political subdivision loans	94,446	-	-	94,446
Total	1,115,569	19,672	1,282	1,094,615
Allowance for loan losses	13,845	735	-	13,110
Net loans	$1,101,724	$18,937	$1,282	$1,081,505

During 2020 the Company participated in the Paycheck Protection Program (“PPP”), administered directly by the U.S. SBA. The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. The Company originated $54.3 million of loans under this program. The PPP loans are fully guaranteed by the SBA, have an interest rate of 1.0% per annum, and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. The SBA has issued guidance for forgiveness with a streamlined approach for loans of $150,000 or less. During 2020, we received payments and forgiveness on 192 loans totaling $17.1 million with 140 loans being completely paid off or forgiven by December 31, 2020. PPP loans are included in the other commercial loan category and total $37.2 million as of December 31, 2020.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $2.1 million in fees associated with the processing of these loans. Upon funding of the loan, these fees were deferred and will be amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2. As of December 31, 2020, $1.1 million of deferred fees remain to be amortized related to the PPP loans.

As of December 31, 2020 and 2019, net unamortized loan fees, including PPP fees, and costs of $2,344,000 and $937,000, respectively, were included in the carrying value of loans. Purchased loans acquired in connection with the FNB acquisition, the State College branch acquisition and the MidCoast acquisition were recorded at fair value on their acquisition date without a carryover of the related allowance for loan losses.

Upon acquisition, the Company evaluated whether an acquired loan was within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. PCI loans are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The fair value of PCI loans, on the acquisition date, was determined, primarily based on the fair value of the loans’ collateral. The carrying value of PCI loans was $4,875,000 and $1,282,000 at December 31, 2020 and 2019, respectively. The carrying value of the PCI loans was determined by projected discounted contractual cash flows.

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

Index
The table below presents the components of the purchase accounting adjustments related to the purchased impaired loans acquired in the MidCoast Acquisition as of April 17, 2020 (in thousands):

April 17, 2020
Contractually required principal and interest at acquisition	$8,801
Non-accretable discount	(2,966)
Expected cash flows	5,835
Accretable discount	(966)
Estimated fair value	$4,869

Changes in the accretable discount for PCI loans were as follows for the years ended December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Balance at beginning of period	$89	$104
Addition due to MidCoast Acquisition	966	-
Accretion	(267)	(15)
Balance at end of period	$788	$89

The following table presents additional information regarding PCI loans (in thousands):

	December 31, 2020	December 31, 2019
Outstanding balance	$8,958	$4,072
Carrying amount	4,875	1,282

Real estate loans serviced for Freddie Mac, Fannie Mae and the FHLB, which are not included in the Consolidated Balance Sheet, totaled $178,986,000 and $148,889,000 at December 31, 2020 and 2019, respectively. Loans sold to Freddie Mac and Fannie Mae were sold without recourse and total $162,050,000 and $127,402,000 at December 31, 2020 and 2019, respectively. Additionally, the Bank acquired a portfolio of loans sold to the FHLB during the acquisition of FNB, which were sold under the Mortgage Partnership Finance Program ("MPF"). The Bank was not an active participant in the MPF program in 2020 or 2019. The MPF portfolio balance was $16,936,000 and $21,487,000 at December 31, 2020 and 2019, respectively. The FHLB maintains a first-loss position for the MPF portfolio that totals $151,000. Should the FHLB exhaust its first-loss position, recourse to the Bank's credit enhancement would be up to the next $764,000 of losses. The Bank did not experience any losses for the MPF portfolio during 2020, 2019 or 2018.

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

Index
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

The following table includes the recorded investment and unpaid principal balances for impaired loans by class, with the associated allowance amount as of December 31, 2020 and 2019, if applicable (in thousands):

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
2020
Real estate loans:
Mortgages	$1,070	$740	$123	$863	$9
Home Equity	150	70	57	127	9
Commercial	9,847	8,323	860	9,183	95
Agricultural	4,811	2,799	1,846	4,645	83
Construction	-	-	-	-	-
Consumer	2	2	-	2	-
Other commercial loans	1,908	1,094	241	1,335	170
Other agricultural loans	1,262	19	1,103	1,122	144
Total	$19,050	$13,047	$4,230	$17,277	$510

	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
2019
Real estate loans:
Mortgages	$1,212	$794	$223	$1,017	$20
Home Equity	170	83	66	149	12
Commercial	12,070	10,723	814	11,537	251
Agricultural	3,900	1,580	2,202	3,782	151
Construction	-	-	-	-	-
Consumer	4	4	-	4	-
Other commercial loans	2,517	1,555	347	1,902	147
Other agricultural loans	1,347	126	1,155	1,281	154
Total	$21,220	$14,865	$4,807	$19,672	$735

The following table includes the average investment in impaired loans and the income recognized on impaired loans for 2020, 2019 and 2018 (in thousands):

			Interest
	Average	Interest	Income
	Recorded	Income	Recognized
2020	Investment	Recognized	Cash Basis
Real estate loans:
Mortgages	$956	$20	$-
Home Equity	139	6	-
Commercial	10,354	358	27
Agricultural	3,918	75	-
Consumer	3	-	-
Other commercial loans	1,671	3	-
Other agricultural loans	1,237	6	-
Total	$18,278	$468	$27

Index
2019	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis
Real estate loans:
Mortgages	$1,062	$16	$-
Home Equity	119	6	-
Commercial	11,756	453	24
Agricultural	4,899	78	-
Consumer	2	-	-
Other commercial loans	2,056	1	-
Other agricultural loans	1,400	4	-
Total	$21,294	$558	$24

2018	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis
Real estate loans:
Mortgages	$944	$13	$-
Home Equity	95	4	-
Commercial	13,907	506	20
Agricultural	4,736	151	-
Consumer	1	-	-
Other commercial loans	3,659	89	-
Other agricultural loans	1,401	23	-
Total	$24,743	$786	$20

Credit Quality Information

For commercial real estate loans, agricultural real estate loans, construction loans, other commercial loans, other agricultural loans and state and political subdivision loans, management uses a nine point internal risk rating system to monitor the credit quality. The first five categories are considered not criticized and are aggregated as “Pass” rated. The criticized rating categories utilized by management generally follow bank regulatory definitions. The definitions of each rating are defined below:

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

Index
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

The following tables represent credit exposures by internally assigned grades as of December 31, 2020 and 2019 (in thousands):

2020	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$563,121	$24,329	$8,805	$-	$-	$596,255
Agricultural	289,216	14,307	11,635	-	-	315,158
Construction	35,404	-	-	-	-	35,404
Other commercial loans	106,604	3,808	3,672	85	-	114,169
Other agricultural loans	45,758	1,431	1,590	-	-	48,779
State and political
subdivision loans	58,649	4,372	307	-	-	63,328
Total	$1,098,752	$48,247	$26,009	$85	$-	$1,173,093

2019	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$329,831	$4,305	$7,848	$39	$-	$342,023
Agricultural	287,044	14,261	10,159	-	-	311,464
Construction	15,519	-	-	-	-	15,519
Other commercial loans	66,880	984	2,042	64	-	69,970
Other agricultural loans	51,711	1,077	2,324	-	-	55,112
State and political
subdivision loans	93,993	-	453	-	-	94,446
Total	$844,978	$20,627	$22,826	$103	$-	$888,534

For residential real estate mortgages, home equities and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below and all loans past due 90 or more days. The following table presents the recorded investment in those loan classes based on payment activity as of December 31, 2020 and 2019 (in thousands):

2020	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$145,843	$1,039	$20	$146,902
Home Equity	54,961	48	-	55,009
Consumer	30,247	30	-	30,277
Total	$231,051	$1,117	$20	$232,188

2019	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$156,151	$904	$23	$157,078
Home Equity	59,950	60	-	60,010
Consumer	9,939	8	-	9,947
Total	$226,040	$972	$23	$227,035

Index
Aging Analysis of Past Due Loans by Class

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loans as of December 31, 2020 and 2019 (in thousands):

	30-59 Days	60-89 Days	90 Days	Total Past			Total Financing	90 Days Past due
2020	Past Due	Past Due	Or Greater	Due	Current	PCI	Receivables	Accruing
Real estate loans:
Mortgages	$864	$414	$518	$1,796	$145,086	$20	$146,902	$252
Home Equity	152	62	34	248	54,761	-	55,009	23
Commercial	836	439	1,822	3,097	590,221	2,937	596,255	70
Agricultural	2,283	-	1,329	3,612	309,860	1,686	315,158	150
Construction	-	-	-	-	35,404	-	35,404	-
Consumer	147	9	30	186	30,091	-	30,277	30
Other commercial loans	930	-	133	1,063	112,874	232	114,169	-
Other agricultural loans	1,044	-	-	1,044	47,735	-	48,779	-
State and political
subdivision loans	-	-	-	-	63,328	-	63,328	-
Total	$6,256	$924	$3,866	$11,046	$1,389,360	$4,875	$1,405,281	$525
Loans considered non-accrual	$3,032	$28	$3,341	$6,401	$4,331	$-	$10,732
Loans still accruing	3,224	896	525	4,645	1,385,029	4,875	1,394,549
Total	$6,256	$924	$3,866	$11,046	$1,389,360	$4,875	$1,405,281

2019	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	PCI	Total Financing Receivables	90 Days Past due Accruing
Real estate loans:
Mortgages	$581	$57	$319	$957	$156,098	$23	$157,078	$1
Home Equity	334	11	56	401	59,609	-	60,010	1
Commercial	750	573	3,720	5,043	335,770	1,210	342,023	-
Agricultural	118	-	785	903	310,561	-	311,464	299
Construction	-	-	-	-	15,519	-	15,519	-
Consumer	113	10	8	131	9,816	-	9,947	2
Other commercial loans	217	71	1,946	2,234	67,687	49	69,970	184
Other agricultural loans	29	32	-	61	55,051	-	55,112	-
State and political
subdivision loans	-	-	-	-	94,446	-	94,446	-
Total	$2,142	$754	$6,834	$9,730	$1,104,557	$1,282	$1,115,569	$487
Loans considered non-accrual	$90	$95	$6,347	$6,532	$5,004	$-	$11,536
Loans still accruing	2,052	659	487	3,198	1,099,553	1,282	1,104,033
Total	$2,142	$754	$6,834	$9,730	$1,104,557	$1,282	$1,115,569

Nonaccrual Loans

Loans are considered for nonaccrual status upon reaching 90 days delinquency, unless the loan is well secured and in the process of collection, although the Company may be receiving partial payments of interest and partial repayments of principal on such loans or if full payment of principal and interest is not expected.

Index
The following table reflects the loans on nonaccrual status as of December 31, 2020 and 2019, respectively. The balances are presented by class of loan (in thousands):

	2020	2019
Real estate loans:
Mortgages	$787	$903
Home Equity	25	59
Commercial	4,529	5,080
Agricultural	3,133	2,578
Consumer	-	6
Other commercial loans	1,284	1,837
Other agricultural loans	974	1,073
	$10,732	$11,536

Interest income on loans would have increased by approximately $756,000, $647,000 and $961,000 during 2020, 2019 and 2018, respectively, if these loans had performed in accordance with their terms.

Loan Modifications Related to COVID-19

The Company has elected to follow the loan modification guidance under Section 4013 of the CARES Act with regard to COVID-19 modifications made between March 1, 2020 and the earlier of either December 31, 2020 or the 60th day after the end of the COVID-19 national emergency. Under section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. A modification of six months or less is considered to be a short-term loan modification. In response to the COVID-19 pandemic, the Company has prudently executed loan modifications for existing loan customers, which includes deferrals of interest and in certain cases deferrals of principal and interest. In addition, the risk-rating on COVID-19 modified loans did not change, and these loans will not be considered past due until after the deferral period is over and scheduled payments resume. The credit quality of these loans will be reevaluated after the deferral period ends. The following table presents information regarding loans which were subject to a loan modification related to COVID-19, with balances as of the date of modification and December 31, 2020, as well as the balance by modification type as of December 31, 2020.

	Number of loans	Balance as of Modification date	Number of loans	Balance as of December 31, 2020	Principal and Interest Deferral	Principal Deferral	% of loans as of December 31, 2020
Real estate loans:
Mortgages	50	$10,056	1	$3,397	$3,397	$-	2.31%
Home Equity	30	1,419	-	-	-	-	0.00%
Commercial	259	144,647	2	5,201	704	4,497	0.87%
Agricultural	52	22,209	-	-	-	-	0.00%
Construction	3	1,178	-	-	-	-	0.00%
Consumer	10	68	-	-	-	-	0.00%
Other commercial loans	88	24,077	1	140	140	-	0.12%
Other agricultural loans	47	3,432	-	-	-	-	0.00%
Total	539	$207,086	4	$8,738	$4,241	$4,497	0.62%

Troubled Debt Restructurings (TDRs)

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. Management strives to identify borrowers in financial difficulty early and work with them to modify more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company’s investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower’s ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  Based on this evaluation management would no longer consider a loan to be a TDR when the relevant facts support such a conclusion. As of December 31, 2020, 2019 and 2018, included within the allowance for loan losses are reserves of $257,000, $345,000 and $255,000, respectively, that are associated with loans modified as TDRs.

Index
Loan modifications that are considered TDRs completed during the years ended December 31, 2020, 2019 and 2018 were as follows (dollars in thousands):

	Number of contracts		Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
2020	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Mortgages	-	1	$-	$2	$-	$2
Home Equity	-	-	-	-	-	-
Commercial	-	10	-	2,456	-	2,456
Agricultural	-	2	-	494	-	494
Consumer	-	1	-	3		3
Other commercial loans	-	2	-	1,094		1,094
Other agricultural loans	-	1	-	19	-	19
Total	-	17	$-	$4,068	$-	$4,068

	Number of contracts		Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
2019	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Mortgages	-	1	$-	$4	$-	$4
Home Equity	-	1	-	40	-	40
Commercial	-	6	-	918	-	918
Agricultural	-	5	-	1,731	-	1,731
Consumer	-	1	-	3		3
Other commercial loans	-	1	-	55		55
Other agricultural loans	-	5	-	1,054	-	1,054
Total	-	20	$-	$3,805	$-	$3,805

	Number of contracts		Pre-Modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
2018	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Mortgages	-	1	$-	$7	$-	$7
Home Equity	-	1	-	1	-	1
Commercial	-	2	-	683	-	683
Agricultural	-	5	-	3,209	-	3,209
Other agricultural loans	-	4	-	176	-	176
Total	-	13	$-	$4,076	$-	$4,076

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans. The following table presents the recorded investment in loans that were modified as TDRs during each 12-month period prior to the current reporting periods, which begin January 1, 2020, 2019 and 2018, respectively, and that subsequently defaulted during these reporting periods (dollars in thousands):

	December 31, 2020		December 31, 2019		December 31, 2018
	Number of contracts	Recorded investment	Number of contracts	Recorded investment	Number of contracts	Recorded investment
Real estate loans:
Commercial	1	$110	-	$-	2	$683
Agricultural	-	-	1	1,439	2	1,325
Other agricultural loans	-	-	3	137	1	161
Total recidivism	1	$110	4	$1,576	5	$2,169

Index
Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of December 31, 2020 and 2019 included with other assets are $1,836,000, and $3,404,000, respectively, of foreclosed assets. As of December 31, 2020, included within the foreclosed assets is $359,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of December 31, 2020, the Company has initiated formal foreclosure proceedings on $303,000 of consumer residential mortgages, which have not yet been transferred into foreclosed assets.

Allowance for Loan Losses

The following tables roll forward the balance of the allowance for loan and lease losses for the years ended December 31, 2020, 2019 and 2018 and is segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2020, 2019 and 2018 (in thousands):

	Balance at December 31, 2019	Charge-offs	Recoveries	Provision	Balance at December 31, 2020	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$1,114	$-	$14	$46	$1,174	$18	$1,156
Commercial	4,549	(435)	37	2,065	6,216	95	6,121
Agricultural	5,022	(4)	19	(84)	4,953	83	4,870
Construction	43	-	-	79	122	-	122
Consumer	112	(50)	21	238	321	-	321
Other commercial loans	1,255	(44)	12	3	1,226	170	1,056
Other agricultural loans	961	-	-	(97)	864	144	720
State and political subdivision loans	536	-	-	(57)	479	-	479
Unallocated	253	-	-	207	460	-	460
Total	$13,845	$(533)	$103	$2,400	$15,815	$510	$15,305

	Balance at December 31, 2018	Charge-offs	Recoveries	Provision	Balance at December 31, 2019	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$1,105	$(32)	$-	$41	$1,114	$32	$1,082
Commercial	4,115	(578)	-	1,012	4,549	251	4,298
Agricultural	4,264	-	-	758	5,022	151	4,871
Construction	58	-	-	(15)	43	-	43
Consumer	120	(49)	33	8	112	-	112
Other commercial loans	1,354	(38)	10	(71)	1,255	147	1,108
Other agricultural loans	752	(60)	-	269	961	154	807
State and political subdivision loans	762	-	-	(226)	536	-	536
Unallocated	354	-	-	(101)	253	-	253
Total	$12,884	$(757)	$43	$1,675	$13,845	$735	$13,110

	Balance at December 31, 2017	Charge-offs	Recoveries	Provision	Balance at December 31, 2018	Individually evaluated for impairment	Collectively evaluated for impairment
Real estate loans:
Residential	$1,049	$(118)	$69	$105	$1,105	$24	$1,081
Commercial	3,867	(66)	3	311	4,115	216	3,899
Agricultural	3,143	-	-	1,121	4,264	84	4,180
Construction	23	-	-	35	58	-	58
Consumer	124	(40)	31	5	120	-	120
Other commercial loans	1,272	(91)	30	143	1,354	193	1,161
Other agricultural loans	492	(50)	1	309	752	159	593
State and political subdivision loans	816	-	-	(54)	762	-	762
Unallocated	404	-	-	(50)	354	-	354
Total	$11,190	$(365)	$134	$1,925	$12,884	$676	$12,208

Index
As discussed in Footnote 1, management evaluates various qualitative factors on a quarterly basis. The following are explanations for the changes in the allowance by portfolio segments:

2020
Residential - There was a slight decrease in the historical loss factor for residential loans when comparing 2019 and 2020 and a slight decrease in the specific reserve for residential loans between 2019 and 2020.  The qualitative factor for national, state, regional and local economic trends and business conditions was increased for residential loan categories due to a general deterioration in economic activity and increase in unemployment as a result of the Covid-19 pandemic during 2020.

Commercial real estate– There was an increase in the historical loss factor for commercial real estate loans from 2019 to 2020. The specific reserve for commercial real estate loans decreased from 2019 to 2020. The qualitative factor for national, state, regional and local economic trends and business conditions was increased for commercial real estate loan categories due to a general deterioration in economic activity and increase in unemployment as a result of the Covid-19 pandemic during 2020.

Agricultural real estate – There was a decrease in the historical loss factor for agricultural real estate loans from 2019 to 2020.  The specific reserve for agricultural real estate loans decreased from 2019 to 2020. The qualitative factor for national, state, regional and local economic trends and business conditions was increased for agricultural real estate loans due to a general deterioration in economic activity and increase in unemployment as a result of the Covid-19 pandemic during 2020.

Consumer - There was a slight decrease in the historical loss factor for consumer loans from 2019 to 2020.  The qualitative factor for national, state, regional and local economic trends and business conditions was increased for consumer loan categories due to a general deterioration in economic activity and increase in unemployment as a result of the Covid-19 pandemic during 2020.

Other commercial - There was an increase in the historical loss factor for other commercial loans when comparing 2019 and 2020. The specific reserve for other commercial loans increased from 2019 to 2020. The qualitative factor for national, state, regional and local economic trends and business conditions was increased for other commercial loans due to a general deterioration in economic activity and increase in unemployment as a result of the Covid-19 pandemic during 2020. The majority of the increase in other commercial loans was attributable to PPP loans, which are guaranteed by the SBA and therefore do not have an associated allowance and loans acquired in the MidCoast acquisition, which are not subject to the allowance.

Other agricultural - There was a slight decrease in the historical loss factor for other agricultural loans from 2019 to 2020.  The qualitative factor for national, state, regional and local economic trends and business conditions was increased for other agricultural loan categories due to a general deterioration in economic activity and increase in unemployment as a result of the Covid-19 pandemic during 2020.

Index
Municipal loans - There was no change in the historical loss factor or specific reserve for municipal loans from 2019 to 2020. The qualitative factor for national, state, regional and local economic trends and business conditions was increased for municipal loans due to a general deterioration in economic activity and increase in unemployment as a result of the Covid-19 pandemic during 2020. The negative provision for state and political loans in 2020 is due to the decrease in the amount of state and political loans outstanding from 2019 to 2020.
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

Commercial real estate– There was an increase in the historical loss factor for commercial real estate loans from 2018 to 2019. The specific reserve for commercial real estate loans increased from 2018 to 2019. The qualitative factor for national, state, regional and local economic trends and business conditions was increased for all commercial real estate loans due to an increase in the unemployment rates in the local economy during 2019. The qualitative factors for changes in the levels of and trends in delinquencies, impaired and classified loans was decreased due to a lower amount of classified and past due loans.

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

Index
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

6. PREMISES & EQUIPMENT

Premises and equipment at December 31, 2020 and 2019 are summarized as follows (in thousands):

	December 31,
	2020	2019
Land	$5,385	$5,110
Buildings	19,373	17,835
Furniture, fixtures and equipment	7,046	6,916
Construction in process	147	192
	31,951	30,053
Less: accumulated depreciation	15,003	14,120
Premises and equipment, net	$16,948	$15,933

Depreciation expense amounted to $921,000, $784,000 and $751,000 for 2020, 2019 and 2018, respectively.

Index
7. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table provides the gross carrying value and accumulated amortization of intangible assets as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020			December 31, 2019
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$2,153	$(1,131)	$1,022	$1,718	$(1,077)	$641
Core deposit intangibles	1,943	(1,297)	646	1,786	(1,081)	705
Total amortized intangible assets	$4,096	$(2,428)	$1,668	$3,504	$(2,158)	$1,346
Unamortized intangible assets:
Goodwill	$31,376			$23,296
(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for the next five years of amortized intangible assets (in thousands). We based our projections of amortization expense shown below on existing asset balances at December 31, 2020. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Total
Year ended December 31, 2020	$179	$216	$395
Estimate for year ended December 31,
2021	265	192	457
2022	212	156	368
2023	166	121	287
2024	128	86	214
2025	94	50	144
8. FEDERAL HOME LOAN BANK (FHLB) STOCK

As a member of the FHLB of Pittsburgh, the Bank is required to maintain a minimum investment in stock of the FHLB that varies with the level of advances outstanding with the FHLB. As of December 31, 2020 and 2019, the Bank held $4,593,000 and  $6,087,000, respectively, of FHLB stock. The stock does not have a readily determinable fair value and as such is classified as restricted stock, carried at cost and evaluated by management.  The stock’s value is determined by the ultimate recoverability of the par value rather than by recognizing temporary declines. The determination of whether the par value will ultimately be recovered is influenced by criteria such as the following: (a) A significant decline in net assets of the FHLB as compared to the capital stock amount and the length of time this situation has persisted (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance (c) the impact of legislative and regulatory changes on the customer base of the FHLB and (d) the liquidity position of the FHLB. Management evaluated the stock and concluded that the stock was not impaired for the periods presented herein.  Management considered that the FHLB’s regulatory capital ratios are strong, liquidity appears adequate, new shares of FHLB stock continue to exchange hands at the $100 par value and the FHLB has repurchased shares of excess capital stock from its members and has paid a quarterly cash dividend.

Index
9. DEPOSITS

The following table shows the breakdown of deposits as of December 31, 2020 and 2019, by deposit type (in thousands):

	2020	2019
Non-interest-bearing deposits	$303,762	$203,793
NOW accounts	422,083	340,273
Savings deposits	255,853	224,456
Money market deposit accounts	225,968	169,865
Certificates of deposit	381,192	272,731
Total	$1,588,858	$1,211,118

Certificates of deposit of $250,000 or more amounted to $75,869,000 and $66,552,000 at December 31, 2020 and 2019, respectively. Brokered deposits totaled $23,839,000 and $15,000,000 as of December 31, 2020 and 2019, respectively.

Following are maturities of certificates of deposit as of December 31, 2020 (in thousands):

2021	$220,596
2022	90,183
2023	40,065
2024	12,932
2025	12,215
Thereafter	5,201
Total certificates of deposit	$381,192

10. BORROWED FUNDS AND REPURCHASE AGREEMENTS

The following table shows the breakdown of borrowed funds as of December 31, 2020 and 2019 (dollars in thousands)

	Securities Sold Under Agreements to Repurchase(a)	FHLB Advances(b)	Federal Funds Lines (c)	FRB BIC Line (d)	Notes Payable(e)	Term Loans(f)	Total Borrowed Funds
2020
Balance at December 31	$14,813	$-	$-	$-	$7,500	$66,525	$88,838
Highest balance at any month-end	14,813	67,106	-	-	7,500	79,022	168,441
Average balance	12,903	12,371	-	109	7,500	60,355	93,238
Weighted average interest rate:
Paid during the year	0.36%	1.63%	0.51%	0.34%	3.83%	1.19%	1.34%
As of year-end	0.11%	0.00%	0.00%	0.00%	3.57%	1.12%	1.16%
2019
Balance at December 31	$11,298	$24,794	$-	$-	$7,500	$41,525	$85,117
Highest balance at any month-end	16,161	82,779	-	-	7,500	41,525	147,965
Average balance	13,644	69,477	3	7	7,500	18,410	109,041
Weighted average interest rate:
Paid during the year	1.98%	2.46%	2.67%	2.49%	5.32%	2.40%	2.59%
As of year-end	1.45%	1.81%	0.00%	0.00%	4.70%	2.08%	2.15%

(a)    We utilize securities sold under agreements to repurchase to facilitate the needs of our customers and to facilitate secured short-term funding needs. Securities sold under agreements to repurchase are stated at the amount of cash received in connection with the transaction. We monitor collateral levels on a continuous basis. We may be required to provide additional collateral based on the fair value of the underlying securities. Securities pledged as collateral under repurchase agreements are maintained with our safekeeping agents. The collateral pledged on the repurchase agreements by the remaining contractual maturity of the repurchase agreements in the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019 is presented in the following tables (in thousands).

Index
	Remaining Contractual Maturity of the Agreements
2020	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements:
U.S. agency securities	$16,735	$-	$-	$-	$16,735
Total carrying value of collateral pledged	$16,735	$-	$-	$-	$16,735
Total liability recognized for repurchase agreements					$14,813

	Remaining Contractual Maturity of the Agreements
2019	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 days	Total
Repurchase Agreements:
U.S. agency securities	$15,964	$-	$-	$-	$15,964
Total carrying value of collateral pledged	$15,964	$-	$-	$-	$15,964
Total liability recognized for repurchase agreements					$11,298

(b)    FHLB Advances consist of an “Open RepoPlus” agreement with the FHLB of Pittsburgh. FHLB “Open RepoPlus” advances are short-term borrowings that bear interest based on the FHLB discount rate or Federal Funds rate, whichever is higher.  The Company has a borrowing limit of $690,544,000, inclusive of any outstanding advances and letters of credit. FHLB advances are secured by a blanket security agreement that includes the Company’s FHLB stock, as well as certain investment and mortgage-backed securities held in safekeeping at the FHLB and certain residential and commercial mortgage loans.  A portion of these advances, $25.0 million, are subject to interest rate swap arrangements. See Note 17 for additional information.

(c)    The federal funds lines consist of unsecured lines from two third party banks at market rates.  The Company has a borrowing limit totaling $34,000,000, inclusive of any outstanding balances.  No specific collateral is required to be pledged for these borrowings.

(d)    The Federal Reserve Bank Borrower in Custody (FRB BIC) Line consists of a borrower in custody in agreement opened in January 2010 with the Federal Reserve Bank of Philadelphia secured by municipal loans maintained in the Company's possession.  As of December 31, 2020 and 2019, the Company has a borrowing limit of $4,379,000 and $10,902,000, respectively, inclusive of any outstanding advances. The approximate carrying value of the municipal loan collateral was $12,932,000 and $26,895,000 as of December 31, 2020 and 2019, respectively.

(e)    In December 2003, the Company formed a special purpose entity (“Entity”) to issue $7,500,000 of floating rate obligated mandatory redeemable trust preferred securities as part of a pooled offering.  The rate was determined quarterly and floated based on the 3 month LIBOR plus 2.80 percent.   The Entity may redeem them, in whole or in part, at face value after December 17, 2008, and on a quarterly basis thereafter.  The Company borrowed the proceeds of the issuance from the Entity in December 2003 in the form of a $7,500,000 note payable.  Debt issue costs of $75,000 have been capitalized and fully amortized as of December 31, 2008.  Under current accounting rules, the Company’s minority interest in the Entity was recorded at the initial investment amount and is included in the other assets section of the balance sheet.  The Entity is not consolidated as part of the Company’s consolidated financial statements.  The $7,500,000 note payable is subject to an interest rate swap  arrangement. See  Note 17 for additional information.

Index
(f)    Term Loans consist of separate loans with the FHLB of Pittsburgh as follows (dollars in thousands):

Interest Rate	Maturity	December 31, 2020	December 31, 2019
Fixed:
1.84%	January 13, 2020	-	20,000
0.38%	January 4, 2021	25,000	-
2.61%	February 3, 2021	2,000	2,000
3.52%	July 12, 2021	2,000	2,000
2.37%	August 20, 2021	2,800	2,800
0.25%	July 9, 2021	15,000	-
2.08%	January 6, 2022	4,725	4,725
2.46%	March 28, 2024	5,000	5,000
1.69%	August 20, 2024	5,000	5,000
1.24%	March 3, 2025	5,000	-
Total term loans		$66,525	$41,525

Following are maturities of borrowed funds as of December 31, 2020 (in thousands):

2021	$61,613
2022	4,725
2023	-
2024	10,000
2025	5,000
Thereafter	7,500
Total borrowed funds	$88,838

11. EMPLOYEE BENEFIT PLANS

Noncontributory Defined Benefit Pension Plan

The Bank sponsors a trusteed, noncontributory defined benefit pension plan covering substantially all employees and officers hired prior to January 1, 2007. The Bank also assumed the noncontributory defined benefit pension plan of FNB when it was acquired during 2015. The FNB plan was frozen prior to the acquisition and therefore, no additional benefits will accrue for employees covered under that plan. The Board of Directors in 2018 voted to terminate the plan acquired as part of the FNB acquisition with final settlement occurring in the fourth quarter of 2019. These two plans are collectively referred to herein as “the Plans”.  The pension plans call for benefits to be paid to eligible employees at retirement based primarily upon years of service with the Bank and compensation rates during employment. Upon retirement or other termination of employment, employees can elect either an annuity benefit or a lump sum distribution of vested benefits in the pension plan. The Bank’s funding policy is to make annual contributions, if needed, based upon the funding formula developed by the pension plans’ actuary. The Bank did not make any contributions to the pension plans in 2020, 2019 and 2018.

In lieu of the pension plan, employees with a hire date of January 1, 2007 or later are eligible to receive, after meeting length of service requirements, an annual discretionary 401(k) plan contribution from the Bank equal to a percentage of an employee’s base compensation.  The contribution amount is placed in a separate account within the 401(k) plan and is subject to a vesting requirement. Contributions by the Company totaled $212,000, $200,000 and $151,000 for 2020, 2019 and 2018, respectively.

Index
The following table sets forth the obligation and funded status of the Plans as of December 31 (in thousands):

	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$13,027	$17,895
Service cost	330	289
Interest cost	332	588
Actuarial (Gain) / Loss	1,810	1,706
Settlement gain	(34)	(259)
Benefits paid	(1,445)	(7,192)
Benefit obligation at end of year	14,020	13,027

Change in plan assets
Fair value of plan assets at beginning of year	13,277	18,212
Actual return (loss) on plan assets	1,415	2,394
Employer contribution	-	-
Plan expenses	-	(37)
Transfer to 401(k) plan	-	(100)
Benefits paid	(1,445)	(7,192)
Fair value of plan assets at end of year	13,247	13,277

Funded status	$(773)	$250

Amounts not yet recognized as a component of net periodic pension cost as of December 31 (in thousands):

Amounts recognized in accumulated other comprehensive loss consists of:	2020	2019
Net loss	$4,383	$3,727
Prior service cost	-	(32)
Total	$4,383	$3,695

The accumulated benefit obligation for the defined benefit pension plan was $14,020,000 and $13,027,000 at December 31, 2020 and 2019, respectively.

The components of net periodic benefit costs for the years ended December 31 are as follows (in thousands):

	2020	2019	2018	Affected line item on the Consolidated Statement of Income

Service cost	$330	$289	$359	Salary and Employee Benefits
Interest cost	332	588	652	Other Expenses
Return on plan assets	(862)	(924)	(1,126)	Other Expenses
Settlement loss (gain)	302	(259)	-	Other Expenses
Net amortization and deferral	233	272	186	Other Expenses
Net periodic benefit cost	$335	$(34)	$71

The estimated net loss that will be amortized from accumulated other comprehensive loss into the net periodic benefit cost (income) in 2021 is $364,000.

The weighted-average assumptions used to determine benefit obligations at December 31, 2020 and 2019 is summarized in the following table. Due to the decision to terminate the pension plan acquired as part of the FNB acquisition, the discount rate for the plans will be separated for the 2020 and 2019 disclosures. The change in the discount rate is the primary driver of the actuarial loss that occurred in 2020 of $1,810,000.

	2020	2019
Discount rate FCCB Plan	2.00%	2.75%
Discount rate FNB Plan	0.00%	3.33%
Rate of compensation increase	3.00%	3.00%

Index
The weighted-average assumptions used to determine net periodic benefit cost (income) for the year ended December 31. Due to the decision to terminate the pension plan acquired as part of the FNB acquisition, the discount rate for the plans will be separated for 2019. The rate for 2018 represents a combined rate of the plans:

	2020	2019	2018
Discount rate FCCB Plan	2.75%	4.00%	3.35%
Discount rate FNB Plan	NA	3.49%	3.35%
Expected long-term return on plan assets FCCB plan	7.00%	7.00%	7.00%
Expected long-term return on plan assets FNB plan	NA	NA	3.00%
Rate of compensation increase	3.00%	3.00%	3.00%

The long-term rate of return on plan assets gives consideration to returns currently being earned on plan assets as well as future rates expected to be earned.  The investment objective is to maximize total return consistent with the interests of the participants and beneficiaries, and prudent investment management.  The allocation of the pension plan assets is determined on the basis of sound economic principles and is continually reviewed in light of changes in market conditions.  Asset allocation favors equity securities, with a target allocation of 50-70%.  The target allocation for debt securities is 30-50%.  At December 31, 2020, the pension plan had a sufficient cash and money market position in order to re-allocate the equity portfolio for diversification purposes and reduce risk in the total portfolio.  The following table sets forth by level, within the fair value hierarchy as defined in footnote 18, the Plan’s assets at fair value as of December 31, 2020 and 2019 (dollars in thousands):

2020	Level I	Level II	Level III	Total	Allocation
Assets
Cash and cash equivalents	$456	$-	$-	$456	3.4%
Equity Securities	5,709	-	-	5,709	43.1%
Mutual Funds and ETF's	4,410	-	-	4,410	33.3%
Corporate Bonds	-	2,672	-	2,672	20.2%
Total	$10,575	$2,672	$-	$13,247	100.0%

2019	Level I	Level II	Level III	Total	Allocation
Assets
Cash and cash equivalents	$924	$-	$-	$924	7.0%
Equity Securities	5,084	-	-	5,084	38.3%
Mutual Funds and ETF's	4,175	-	-	4,175	31.4%
Corporate Bonds	-	3,094	-	3,094	23.3%
Total	$10,183	$3,094	$-	$13,277	100.0%

Equity securities include the Company’s common stock in the amounts of $627,000 (4.7% of total plan assets) and $681,000 (5.1% of total plan assets) at December 31, 2020 and 2019, respectively.

The Bank does not expect to make a contribution to its pension plan in 2021.  Expected future benefit payments that the Bank estimates from its pension plan are as follows (in thousands):

2021	$1,048
2022	570
2023	639
2024	809
2025	1,199
2026 - 2030	5,146

Defined Contribution Plan

The Company sponsors a voluntary 401(k) savings plan which eligible employees can elect to contribute up to the maximum amount allowable not to exceed the limits of IRS Code Sections 401(k).  Under the plan, the Company also makes required contributions on behalf of the eligible employees.  The Company’s contributions vest immediately.  Contributions by the Company totaled $518,000, $446,000 and $433,000 for 2020, 2019 and 2018, respectively.

Index
Directors’ Deferred Compensation Plan

The Company’s directors may elect to defer all or portions of their fees until their retirement or termination from service.  Amounts deferred under the deferred compensation plan earn interest based upon the highest current rate offered to certificate of deposit customers.  Amounts deferred under the deferred compensation plan are not guaranteed and represent a general liability of the Company.  As of December 31, 2020 and 2019, an obligation of $632,000 and $865,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet. Amounts included in interest expense on the deferred amounts totaled $8,000, $19,000 and $22,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the Plan) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and maybe subject to certain vesting requirements including in the case of employees, continuous employment or service with the Company.  In April 2016, the Company’s stockholder authorized a total of 150,000 shares of the Company’s common stock to be made available under the Plan. As of December 31, 2020, 124,051 shares remain available to be issued under the Plan. The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation. The following table details the vesting, awarding and forfeiting of unearned restricted shares during 2020:

	2020
	Shares	Weighted Average Market Price
Outstanding, beginning of year	10,877	$60.11
Granted	5,160	50.89
Forfeited	(337)	57.43
Vested	(5,498)	59.37
Outstanding, end of year	10,202	$55.93

Compensation cost related to restricted stock is recognized based on the market price of the stock at the grant date over the vesting period.  Compensation expense related to restricted stock was $333,000, $299,000 and $256,000 for the years ended December 31, 2020, 2019 and 2018, respectively. The per share weighted-average grant-date fair value of restricted shares granted during 2020, 2019 and 2018 was $50.89, $60.02 and $62.74, respectively.  At December 31, 2020, the total compensation cost related to nonvested awards that has not yet been recognized was $571,000, which is expected to be recognized over the next 3 years.

Supplemental Executive Retirement Plan

The Company maintains a non-qualified supplemental executive retirement plan (“SERP”) for certain executives to compensate those executive participants in the Company’s noncontributory defined benefit pension plan whose benefits are limited by compensation limitations under current tax law.  At December 31, 2020 and 2019, an obligation of $2,077,000 and $2,002,000, respectively, for the SERP was included in other liabilities in the Consolidated Balance Sheet.  Expenses related to the SERP totaled $107,000, $251,000 and $180,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Benefit payments for 2020 were $32,000. There were no benefit payments in 2019 or 2018.

Deferred Compensation Plan

The Company in 2018 initiated a non-qualified executive deferred compensation plan for eligible employees designated by the Board of Directors.  At December 31, 2020 and 2019, an obligation of $631,000 and $438,000, respectively, was included in other liabilities for the deferred compensation plan in the Consolidated Balance Sheet.  Expenses related to the deferred compensation plan totaled $230,000, $343,000, and $95,000 for the years ended December 31, 2020, 2019 and 2018, respectively. There were no benefit payments in 2020, 2019 or 2018.

Index
Salary Continuation Plan

The Company maintains a salary continuation plan for certain employees acquired through the acquisition of the FNB.  At December 31, 2020 and 2019 an obligation of $673,000 and $690,000, respectively, was included in other liabilities for this plan in the Consolidated Balance Sheet.  Expenses related to the salary continuation plan totaled $51,000, $52,000 and $53,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Continuation of Life Insurance Plan

The Company, as part of the acquisition of FNB, has promised a continuation of life insurance coverage to certain persons post-retirement. GAAP requires the recording of post-retirement costs and a liability equal to the present value of the cost of post-retirement insurance during the person’s term of service. The estimated present value of future benefits to be paid totaled $687,000 and $684,000 at December 31, 2020 and 2019, respectively, which is included in other liabilities in the Consolidated Balance Sheet. Expenses for the plan totaled $2,600, $36,000 and $70,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

12. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Currently payable	$4,896	$3,503	$3,838
Deferred tax liability (asset)	367	317	(435)
Provision for income taxes	$5,263	$3,820	$3,403

Index
The following temporary differences gave rise to the net deferred tax asset and liabilities at December 31, 2020 and 2019, respectively (in thousands):

	2020	2019
Deferred tax assets:
Allowance for loan losses	$5,135	$3,470
Deferred compensation	520	500
Merger & acquisition costs	2	-
Allowance for losses on available-for-sale securities	15	-
Pension and other retirement obligation	599	368
Unrealized loss on interest rate swap	2	-
Interest on non-accrual loans	778	726
Incentive plan accruals	489	418
Other real estate owned	16	-
Low income housing tax credits	131	135
NOL carry forward	1,321	83
Lease liability	482	-
Accrued vacation	187	-
Other	224	146
Total	$9,901	$5,846

Deferred tax liabilities:
Premises and equipment	$(612)	$(662)
Investment securities accretion	(68)	(70)
Loan fees and costs	(333)	(238)
Goodwill and core deposit intangibles	(2,293)	(2,248)
Mortgage servicing rights	(215)	(134)
Unrealized gains on available-for-sale securities	(1,612)	(630)
Right of use asset	(480)	-
Other	(245)	(1)
Total	(5,858)	(3,983)
Deferred tax asset, net	$4,043	$1,863

No valuation allowance was established at December 31, 2020 and 2019, due to the Company’s ability to carryback to taxes paid in previous years and certain tax strategies, coupled with the anticipated future taxable income as evidenced by the Company’s earnings potential.

The total provision for income taxes is different from that computed at the statutory rates due to the following items (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Provision at statutory rates on pre-tax income	$6,377	$4,895	$4,502
Effect of tax-exempt income	(936)	(920)	(955)
Low income housing tax credits	(141)	(141)	(141)
Bank owned life insurance	(146)	(131)	(131)
Nondeductible interest	44	52	41
Nondeductible merger and acquisition expenses	32	38	-
Other items	33	27	87
Provision for income taxes	$5,263	$3,820	$3,403
Statutory tax rates	21%	21%	21%
Effective tax rates	17.3%	16.4%	15.9%

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. There is currently no liability for uncertain tax positions and no known unrecognized tax benefits. With limited exception, the Company’s federal and state income tax returns for taxable years through 2016 have been closed for purposes of examination by the federal and state taxing authorities.

Index
Investments in Qualified Affordable Housing Projects

As of December 31, 2020 and 2019, the Company was invested in four partnerships that provide affordable housing. The balance of the investments, which is included within other assets in the Consolidated Balance Sheet, was $216,000 and $325,000 as of December 31, 2020 and 2019, respectively. Investments purchased prior to January 1, 2015, are accounted for utilizing the effective yield method. As of December 31, 2020, the Company has $282,000 of tax credits remaining that will be recognized over two years. Tax credits of $141,000 were recognized as a reduction of tax expense during 2020, 2019 and 2018. Included within other expenses on the Consolidated Statement of Income was $108,000 of amortization of the investments in qualified affordable housing projects for 2020, 2019 and 2018, respectively.

13. OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss), net of tax, as of December 31, were as follows (in thousands):

	2020	2019
Net unrealized gain on securities available for sale	$7,668	$2,899
Tax effect	(1,610)	(609)
Net -of-tax amount	6,058	2,290

Unrealized loss on interest rate swap	(11)	-
Tax effect	2	-
Net -of-tax amount	(9)	-

Unrecognized pension costs	(4,383)	(3,695)
Tax effect	921	776
Net -of-tax amount	(3,462)	(2,919)

Total accumulated other comprehensive income (loss)	$2,587	$(629)

Index
The following tables present the changes in accumulated other comprehensive income (loss) by component net of tax for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Unrealized gain (loss) on available for sale securities (a)	Unrealized gain (loss) on interest rate swap (a)	Defined Benefit Pension Items (a)	Total
Balance as of December 31, 2017	$(269)	$-	$(3,129)	$(3,398)
Change in Accounting policy for equity securities	1			1
Other comprehensive income (loss) before reclassifications (net of tax)	(720)	-	34	(686)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	15	-	147	162
Net current period other comprehensive income (loss)	(705)	-	181	(524)
Balance as of December 31, 2018	$(973)	$-	$(2,948)	$(3,921)

Balance as of December 31, 2018	$(973)	$-	$(2,948)	$(3,921)
Other comprehensive income (loss) before reclassifications (net of tax)	3,283	-	(186)	3,097
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	(20)	-	215	195
Net current period other comprehensive income (loss)	3,263	-	29	3,292
Balance as of December 31, 2019	$2,290	$-	$(2,919)	$(629)

Balance as of December 31, 2019	$2,290	$-	$(2,919)	$(629)
Other comprehensive income (loss) before reclassifications (net of tax)	4,008	(9)	(727)	3,272
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	(240)	-	184	(56)
Net current period other comprehensive income (loss)	3,768	(9)	(543)	3,216
Balance as of December 31, 2020	$6,058	$(9)	$(3,462)	$2,587

(a) Amounts in parentheses indicate debits

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive loss for the years ended December 31, 2020, 2019 and 2018 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)			Affected line item in the Consolidated Statement of Income
	December 31,
	2020	2019	2018
Unrealized gains and losses on available for sale securities
	$305	$24	$(19)	Available for sale securities gains, net
	(65)	(4)	4	Provision for income taxes
	$240	$20	$(15)

Defined benefit pension items
	$(233)	$(272)	$(186)	Other expenses
	49	57	39	Provision for income taxes
	$(184)	$(215)	$(147)
Total reclassifications	$56	$(195)	$(162)

(a) Amounts in parentheses indicate debits to net income

14. RELATED PARTY TRANSACTIONS

Certain executive officers and directors of the Company, or companies in which they have 10 percent or more beneficial ownership, were indebted to the Bank. A summary of loan activity for the years ended December 31, 2020 and 2019 with officers, directors, stockholders and associates of such persons is listed below (in thousands):

	Year Ended December 31,
	2020	2019
Balance, beginning of year	$13,457	$14,094
New loans	5,098	4,681
Repayments	(5,585)	(5,318)
Balance, end of year	$12,970	$13,457

Index
15. REGULATORY MATTERS

Dividend Restrictions:

The approval of the Federal Reserve Board (FRB) is required for the Bank to pay dividends to the Company if the total of all dividends declared in any calendar year exceeds the Bank’s net income (as defined) for that year combined with its retained net income for the preceding two calendar years. Under this formula, the Bank can declare dividends in 2021 without approval of the FRB or Pennsylvania Department of Banking of approximately $20,595,000, plus the Bank’s 2021 year-to-date net income at the time of the dividend declaration.

Loans:

The Bank is subject to regulatory restrictions which limit its ability to loan funds to the Company.  At December 31, 2020, the Bank’s regulatory lending limit amounted to approximately $27,610,000.

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

As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy.  Under the CBLR framework a qualifying community bank is considered well-capitalized if its leverage ratio (Tier 1 capital divided by average total consolidated assets) exceeds 9%. Following the passage of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in response to the COVID-19 pandemic, the federal banking regulators revised the CBLR framework as follows: (i) beginning in the second quarter of 2020, a qualifying community bank need only have a leverage ratio of at least 8%, subject to the other qualifying requirements, and (ii) if a qualifying community bank’s leverage ratio falls below 8%, then it will have two calendar quarters to maintain a leverage ratio of 7% or greater.  These revisions under the CARES Act are effective April 23, 2020 and will terminate upon the earlier of the termination of the national emergency related to COVID-19 or December 31, 2020.  Following such termination there is a grace period for returning to the 9% CBLR threshold.  The CBLR will be set at 8% for the remainder of 2020, 8.5% for 2021, and 9% thereafter.  The grace period is also adjusted to account for the graduating increase. As a result, in 2020 and 2021, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 7% and 7.5%, respectively. Thereafter, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 8%. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At December 31, 2020, the Bank was considered “well-capitalized” under the CBLR framework, with a leverage ratio of 8.75%.  The Bank’s computed risk‑based capital ratios are as follows as of December 31, 2019 (dollars in thousands):

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

Index
16. COMMITMENTS, CONTINGENT LIABILITIES, RISKS AND UNCERTAINTIES

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

Credit Extension Commitments

The Company’s exposure to credit loss from nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments, whose contract amounts represent credit risk at December 31, 2020 and 2019, are as follows (in thousands):

	2020	2019
Commitments to extend credit	$274,327	$211,530
Standby letters of credit	21,978	17,857
	$296,305	$229,387

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

The Company also offers limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing for business, personal or household use.  The non-contractual amount of financial instruments with off-balance sheet risk at December 31, 2020 was $12,210,000.  The Company reserves the right to discontinue this service without prior notice.

Index
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

Paycheck Protection Program (PPP)

Since the opening of the PPP, several larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company  may be exposed to the risk of similar litigation, from both customers and non-customers that approached the bank regarding PPP loans, regarding the process and procedures used in processing applications for the PPP. If any such litigation is filed against and is not resolved in a manner favorable to the Company, it may result in significant financial liability or adversely affect reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Company also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company , the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Index
17. DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and through the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to certain variable rate borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has entered into interest rate swaps as part of its interest rate risk management strategy. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed interest payments. As of December 31, 2020, the Company had six interest rate swaps with a notional of $50.5 million associated with the Company’s cash outflows associated with various floating-rate amounts.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions. The Company did not recognize any hedge ineffectiveness in earnings during the period ended December 31, 2020. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate liabilities. During the next twelve months, the Company estimates that $0 will be reclassified as an increase in interest expense.
Customer Swaps

The Company also enters into derivative contracts, which consist of interest rate swaps, to facilitate the needs of customers desiring to manage interest rate risk. These swaps are not designated as accounting hedges under ASC 815, Derivatives and Hedging. In order to economically hedge the interest rate risk associated with offering this product, the Company simultaneously enters into derivative contracts with third parties to offset the customer contracts, such that the Company minimizes its net risk exposure resulting from such transactions. The derivative contracts are structured such that the notional amounts decrease over time to generally match the expected amortization of the underlying loans. These derivatives are not speculative and arise from a service provided to customers. The Company utilizes a loan hedging program to accommodate clients preferring a fixed rate loan. The loan documents include an addendum with a zero premium collar. The zero premium collar is a cap and floor at the same interest rate, resulting in a fixed rate to the borrower. To hedge this embedded option, the Company enters into a dealer facing trade exactly mirroring the terms of the loan addendum. At December 31, 2020, the Company had interest rate swaps related to this program with an aggregate notional amount of $64.0 million.
Counterparty Credit Risk

As a result of its derivative contracts, the Company is exposed to credit risk. Specifically, approved counterparties and exposure limits are defined. On at least an annual basis, the customer derivative contracts and related counterparties are evaluated for credit risk with an adjustment made to the contracts fair value. In accordance with the interest rate agreements with derivative dealers, the Company maybe required to post margin to these counterparties. At December 31, 2020, the Company has required collateral with certain of its derivative counterparties in the amount of $6.5 million and was not holding collateral of any derivative counterparties.

Index
The following table reflects the estimated fair value positions of derivative contracts as of December 31, 2020:
Derivatives designated as hedging instruments under ASC 815 (in thousands):

Third party interest rate swaps	Balance Sheet Location	Notional Amount	Interest rate Paid	Interest rate Received	Fair Value
Maturing in 2025	Other liabilities	$15,000	Fixed - 0.57%	3-Month Libor	$(143)
Maturing in 2027	Other liabilities	10,000	Fixed - 0.65%	3-Month Libor	(50)
Maturing in 2027	Other liabilities	7,500	Fixed - 3.57%	3-Month Libor + 280	(87)
Maturing in 2027	Other liabilities	6,000	Fixed - 0.61%	3-Month Libor	24
Maturing in 2029	Other liabilities	6,000	Fixed - 0.72%	3-Month Libor	74
Maturing in 2032	Other liabilities	6,000	Fixed - 0.82%	3-Month Libor	171
		$50,500			$(11)

Derivatives not designated as hedging instruments under ASC 815 (in thousands):

Interest Rate Products	Balance Sheet Location	Notional Amount	Fair Value
Zero Premium Collar	Other assets	$64,013	$1,111

Dealer Offset to Zero Premium Collar	Other liabilities	$64,013	$(1,111)

18. LEASES

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

Lessee Accounting

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches with terms extending through 2029. All of the Company’s leases are classified as operating leases, and therefore, were previously not recognized on the Company’s Consolidated Balance Sheet. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated statements of condition as right-of-use (“ROU”) assets and corresponding lease liabilities.

The following table represents the Consolidated Balance Sheet classification of the Company’s ROU assets and lease liabilities (in thousands). The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), on the Consolidated Balance Sheet.

	Balance at December 31,
Lease Type	2020	2019	Affected line item on the Consolidated Balance Sheet
Right of Use Assets
Operating	$2,286	$1,163	Other Assets

Lease Liabilities:
Operating	$2,295	$1,163	Other Liabilities

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used. The following table displays the weighted average remaining lease term and the weighted average discount rate for the Company’s operating leases outstanding as of December 31, 2020:

Index
Operating
Weighted average term (years)	5.57
Weighted average discount rate	1.97%

The following table represents lease costs and other lease information for the years ended December 31, 2020, and 2019, respectively (in thousands). As the Company elected not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	December 31,
Lease Cost	2020	2019
Operating lease cost	$571	$340
Variable lease cost	50	88
Total lease cost	$621	$428

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2020 along with a reconciliation to the discounted amount recorded on the December 31, 2020 Consolidated Balance Sheet (in thousands):

Undiscounted cash flows due within:	Operating
2021	$669
2022	491
2023	370
2024	240
2025	169
2026 and thereafter	499
Total undiscounted cash flows	2,438
Impact of present value discount	143
Amount reported on balance sheet	$2,295

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Index
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

The following tables present the assets reported on the consolidated balance sheet at their fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands) by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

2020	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$1,931	$-	$-	$1,931
Available for sale securities:
U.S. Agency securities	-	81,416	-	81,416
U.S. Treasuries securities	28,043	-	-	28,043
Obligations of state and political subdivisions	-	102,972	-	102,972
Corporate obligations	-	6,509	-	6,509
Mortgage-backed securities in government sponsored entities	-	76,249	-	76,249
Other Assets
Derivative instruments	-	1,111	-	1,111
Liabilities:
Derivative instruments	-	(1,122)	-	(1,122)

2019	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$701	$-	$-	$701
Available for sale securities:
U.S. Agency securities	-	84,863	-	84,863
U.S. Treasuries securities	27,661	-	-	27,661
Obligations of state and political subdivisions	-	61,455	-	61,455
Corporate obligations	-	3,328	-	3,328
Mortgage-backed securities in government sponsored entities	-	63,399	-	63,399

Index
Financial Instruments, Non-Financial Assets and Non-Financial Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain financial assets, financial liabilities, non-financial assets and non-financial liabilities at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period. Certain non-financial assets measured at fair value on a non-recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment. Non-financial assets measured at fair value on a non-recurring basis during 2020 and 2019 include certain foreclosed assets which, upon initial recognition, were remeasured and reported at fair value through a charge-off to the allowance for possible loan losses and certain foreclosed assets which, subsequent to their initial recognition, were remeasured at fair value through a write-down included in other non-interest expense.

Assets measured at fair value on a nonrecurring basis as of December 31, 2020 and 2019 (in thousands) are included in the table below:

2020	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$3,243	$3,243
Other real estate owned	-	-	1,700	1,700

2019	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$3,860	$3,860
Other real estate owned	-	-	3,299	3,299

•
Impaired Loans - The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level III measurement.  If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. The fair values above excluded estimated selling costs of $356,000 and $424,000 at December 31, 2020 and 2019, respectively.

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

Index
The following table provides a listing of the significant unobservable inputs used in the fair value measurement process for items valued utilizing level III techniques (dollars in thousands).

2020	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	3,243	Appraised Collateral Values	Discount for time since appraisal	0-100%	20.61%
			Selling costs	5%-10%	9.51%
			Holding period	6 - 12 months	11.65 months

Other real estate owned	1,700	Appraised Collateral Values	Discount for time since appraisal	20-31%	28.67%

2019	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	3,860	Appraised Collateral Values	Discount for time since appraisal	0-100%	19.22%
			Selling costs	5%-10%	9.26%
			Holding period	6 - 12 months	11.76 months

Other real estate owned	3,299	Appraised Collateral Values	Discount for time since appraisal	5-43%	16.37%

Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

December 31, 2020	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$13,758	$13,758	$-	$-	$13,758
Loans held for sale	14,640	14,640	-	-	14,640
Net loans	1,389,466	1,404,166	-	-	1,404,166

Financial liabilities:
Deposits	1,588,858	1,593,738	1,207,666	-	386,075
Borrowed funds	88,838	88,263	-	-	88,263

December 31, 2019	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$14,256	$14,635	$-	$-	$14,635
Loans held for sale	815	815	-	-	815
Net loans	1,101,724	1,091,006	-	-	1,091,006

Financial liabilities:
Deposits	1,211,118	1,211,200	938,387	-	272,813
Borrowed funds	85,117	84,581	-	-	84,581

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

Estimated fair values have been determined by the Company using historical data, as generally provided in the Company’s regulatory reports, and an estimation methodology suitable for each category of financial instruments. The carrying amounts for cash and cash equivalents, bank owned life insurance, regulatory stock, accrued interest receivable and payable approximate fair value and are considered Level I measurements.

Index
20. CONDENSED FINANCIAL INFORMATION - PARENT COMPANY ONLY

The following is condensed financial information for Citizens Financial Services, Inc.:

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED BALANCE SHEET
	December 31,
(in thousands)	2020	2019
Assets:
Cash	$5,301	$7,166
Investments	1,866	617
Investment in subsidiary	194,312	154,501
Other assets	846	744
Total assets	$202,325	$163,028

Liabilities:
Other liabilities	$566	$754
Borrowed funds	7,500	7,500
Total liabilities	8,066	8,254
Stockholders' equity	194,259	154,774
Total liabilities and stockholders' equity	$202,325	$163,028

CITIZENS FINANCIAL SERVICES, INC.
CONDENSED STATEMENT OF INCOME
	Year Ended December 31,
(in thousands)	2020	2019	2018
Dividends from:
Subsidiary	$16,171	$9,565	$8,248
Equity securities	45	17	7
Total income	16,216	9,582	8,255
Realized securities gains (losses)	(23)	101	-
Expenses	775	1,103	642
Income before equity in undistributed earnings of subsidiary	15,418	8,580	7,613
Equity in undistributed Earnings of subsidiary	9,685	10,910	10,421
Net income	$25,103	$19,490	$18,034
Comprehensive income	$28,319	$22,782	$17,510

Index
CITIZENS FINANCIAL SERVICES, INC.
STATEMENT OF CASH FLOWS
	Year Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$25,103	$19,490	$18,034
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(9,685)	(10,910)	(10,421)
Investment securities (gains) losses, net	23	(101)	-
Other, net	14	717	(251)
Net cash provided by operating activities	15,455	9,196	7,362
Cash flows from investing activities:
Purchases of equity securities	(1,339)	-	(425)
Proceeds from the sale of equity securities	168	-	-
Acquisition of Midcoast	(7,614)
Net cash provided by (used in) investing activities	(8,785)	-	(425)
Cash flows from financing activities:
Cash dividends paid	(6,539)	(6,315)	(6,116)
Purchase of treasury stock	(2,122)	(1,291)	(1,483)
Reissuance of treasury stock to employee stock purchase plan	126	-	-
Net cash used in financing activities	(8,535)	(7,606)	(7,599)
Net (decrease) increase in cash	(1,865)	1,590	(662)
Cash at beginning of year	7,166	5,576	6,238
Cash at end of year	$5,301	$7,166	$5,576

21. CONSOLIDATED CONDENSED QUARTERLY DATA (UNAUDITED)

The following table presents summarized quarterly financial data for 2020 and 2019:

(in thousands, except share data)		Three Months Ended,
2020	Mar 31	June 30	Sep 30	Dec 31
Interest income	$15,339	$18,160	$18,386	$18,411
Interest expense	2,449	1,874	1,916	1,866
Net interest income	12,890	16,286	16,470	16,545
Provision for loan losses	400	550	550	900
Non-interest income	2,105	1,941	3,386	3,726
Investment securities gains, net	(254)	128	152	238
Non-interest expenses	8,921	11,413	9,692	10,821
Income before provision for income taxes	5,420	6,392	9,766	8,788
Provision for income taxes	889	1,054	1,759	1,561
Net income	$4,531	$5,338	$8,007	$7,227
Earnings Per Share Basic	$1.27	$1.39	$2.04	$1.85
Earnings Per Share Diluted	$1.27	$1.39	$2.04	$1.85

Index
		Three Months Ended,
2019	Mar 31	June 30	Sep 30	Dec 31
Interest income	$15,017	$15,502	$15,874	$15,587
Interest expense	3,102	3,166	2,975	2,797
Net interest income	11,915	12,336	12,899	12,790
Provision for loan losses	400	350	400	525
Non-interest income	2,022	1,997	2,140	2,083
Investment securities gains, net	11	30	37	66
Non-interest expenses	8,322	8,237	8,414	8,368
Income before provision for income taxes	5,226	5,776	6,262	6,046
Provision for income taxes	821	930	1,066	1,003
Net income	$4,405	$4,846	$5,196	$5,043
Earnings Per Share Basic	$1.24	$1.36	$1.46	$1.42
Earnings Per Share Diluted	$1.24	$1.36	$1.46	$1.42

22. ACQUISITION OF MIDCOAST COMMUNITY BANCORP, INC.

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

Index
MidCoast’s loans without evidence of credit deterioration were fair valued by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value.  Additionally, consideration was given to management’s best estimates of default rates and pre-payment speeds.

The following table summarizes the purchase of MidCoast as of April 17, 2020:

(In Thousands, Except Per Share Data)
Purchase Price Consideration in Common Stock
Citizens Financial Services, Inc. shares issued	373,356
Value assigned to Citizens Financial Services, Inc. common share	$51.50
Purchase price assigned to MidCoast common shares exchanged for Citizens Financial Services, Inc.		$19,228
Purchase Price Consideration - Cash for Common Stock
Purchase price assigned to MidCoast common shares exchanged for cash		7,615
Total Purchase Price		26,843
Net Assets Acquired:
MidCoast Community Bancorp, Inc shareholders’ equity	$24,330
Adjustments to reflect assets acquired at fair value:
Investments
Loans
Interest rate	1,424
General credit	(4,375)
Specific credit - non-amortizing	(2,135)
Specific credit - amortizing	(966)
Core deposit intangible	157
Owned premises	(426)
Other assets	65
Deferred tax assets	2,217
Adjustments to reflect liabilities acquired at fair value:
Time deposits	(1,018)
Borrowings	(497)
Other liabilities	(13)
		18,763
Goodwill resulting from merger		$8,080

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

Index
The Company recorded goodwill and other intangibles associated with the acquisition of MidCoast totaling $8,237,000.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Company did not recognize any impairment from April 17, 2020 to December 31, 2020. None of the goodwill acquired is expected to be deductible for tax purposes.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives. Such lives are also periodically reassessed to determine if any amortization period adjustments are required. For the period from April 17, 2020 to December 31, 2020, no such adjustments were recorded.  The identifiable intangible asset consists of core deposit intangibles which are being amortized on an accelerated basis over the useful life of such assets.  The gross carrying amount of the core deposit intangible at December 31, 2020 was $157,000, with $19,000 accumulated amortization, respectively, as of that date.

As of December 31, 2020, the current year and estimated future amortization expense for the core deposit intangibles was (in thousands):

Core deposit intangibles
Amortization for the period 4/17/20 - 12/31/20	$19
Estimate for year ending December 31,
2021	27
2022	24
2023	21
2024	18
2025	15
Thereafter	33
Total	$138

Amounts recognized separately from the acquisition include primarily legal fees, investment banking fees, system conversion costs, severance costs and contract termination costs. These costs were included in merger and acquisition expenses within non-interest expenses on the Consolidated Statement of Income and amounted to approximately $2,179,000 and $466,000 for 2020 and 2019, respectively.

Results of operations for MidCoast prior to the acquisition date are not included in the Consolidated Statement of Income for 2020.

The following table presents financial information regarding the former MidCoast operations included in our Consolidated Statement of Income from the date of acquisition through December 31, 2020 under the column “Actual from Acquisition Date through December 31, 2020”.  In addition, the following table presents unaudited pro forma information as if the acquisition of MidCoast had occurred on January 1, 2019 under the “Pro Forma” columns.  The table below has been prepared for comparative purposes only and is not necessarily indicative of the actual results that would have been attained had the acquisition occurred as of the beginning of the periods presented, nor is it indicative of future results. Furthermore, the unaudited proforma information does not reflect management’s estimate of any revenue-enhancing opportunities nor anticipated cost savings as a result of the integration and consolidation of the acquisition.  Merger and acquisition integration costs and amortization of fair value adjustments are included in the numbers below.

	Actual from Acquisition	Pro Formas
	Date Through	Twelve Months Ended December 31,
(In Thousands, Except Per Share Data)	December 31, 2020	2020	2019
Net interest income	$9,314	$63,860	$60,097
Non-interest income	1,024	11,743	8,685
Net income	4,909	23,274	22,251
Pro forma earnings per share:
Basic		$5.94	$5.66
Diluted		$5.94	$5.66

Index
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Management’s assessment did not identify any material weaknesses in the Company’s internal control over financial reporting.

 In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.  Because there were no material weaknesses discovered, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

/s/ Randall E. Black
By: Randall E. Black
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 11, 2021

/s/ Stephen J. Guillaume
By: Stephen J. Guillaume
Chief Financial Officer
(Principal Financial & Accounting Officer)

Date: March 11, 2021

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Citizens Financial Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Citizens Financial Services, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019; the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for for each of the three years in the period ended December 31, 2020; and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (PCAOB) and are required to be independent, with respect to the Company, in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter, in any way, our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Index
Allowance for Loan Losses (ALL)

Description of the Matter

The Company’s loan portfolio totaled $1.4 billion as of December 31, 2020, and the associated ALL was $15.8 million. As discussed in Notes 1 and 5 to the consolidated financial statements, determining the amount of the ALL requires significant judgment about the collectability of loans, which includes an assessment of quantitative factors such as historical loss experience within each risk category of loans and testing of certain commercial loans for impairment. Management applies additional qualitative adjustments to reflect the inherent losses that exist in the loan portfolio at the balance sheet date that are not reflected in the historical loss experience. Qualitative adjustments are made based upon changes in lending policies and practices, economic conditions, changes in the loan portfolio mix, trends in loan delinquencies and classified loans, collateral values, and concentrations of credit risk for the commercial loan portfolios.

We identified these qualitative adjustments within the ALL as critical audit matters because they involve a high degree of subjectivity. In turn, auditing management’s judgments regarding the qualitative factors applied in the ALL calculation involved a high degree of subjectivity.

Furthermore, concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause borrowers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained loan repayment shortfalls, significant loan delinquencies, foreclosures, declines in collateral values, and credit losses could result in, and significantly impact, the overall adequacy of the ALL. The extent of COVID-19’s effects on business, operations, or the global economy as a whole is highly uncertain and cannot be predicted, including the scope and duration of the pandemic, which increases the degree of subjectivity involved in estimating the related qualitative factors within the ALL.

How We Addressed the Matter in Our Audit

We gained an understanding of the Company’s process for establishing the ALL, including the qualitative adjustments made to the ALL. We evaluated the design and tested the operating effectiveness of controls over the Company’s ALL process, which included, among others, management’s review and approval controls designed to assess the need and level of qualitative adjustments to the ALL, as well as the reliability of the data utilized to support management’s assessment.

To test the qualitative adjustments, we evaluated the appropriateness of management’s methodology and assessed whether all relevant risks were reflected in the ALL and the need to consider qualitative adjustments, including the potential effect of COVID-19 on the adjustments.

Regarding the measurement of the qualitative adjustments, we evaluated the completeness, accuracy, and relevance of the data and inputs utilized in management’s estimate. For example, we compared the inputs and data to the Company’s historical loan performance data, third-party macroeconomic data, and considered the existence of new or contrary information. Furthermore, we analyzed the changes in the components of the qualitative reserves relative to changes in external market factors, the Company’s loan portfolio, and asset quality trends, which included the evaluation of management’s ability to capture and assess relevant data from both external sources and internal reports on loan customers affected by the COVID-19 pandemic and the supporting documentation for substantiating revisions to qualitative factors.

We also utilized internal credit review specialists with knowledge to evaluate the appropriateness of management’s risk-rating processes, to ensure that the risk ratings applied to the commercial loan portfolio were reasonable.

Index
Accounting for Acquisitions

Description of the Matter

During 2020, the Company completed the acquisition of MidCoast Community Bancorp, Inc. (MidCoast) for net consideration of $26.8 million, as disclosed in Note 22 to the Consolidated Financial Statements. The transaction was accounted for by applying the acquisition method.

Auditing the Company’s accounting for the acquisition was complex due to the significant estimation required by management to determine the fair value of the loans acquired and core deposit intangibles of $6.1 million and $157 thousand, respectively. The Company determined the fair value of the acquired loans by estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considered a number of factors in evaluating the acquisition-date fair value, including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral, and interest rate environment. The Company determined the fair value of the core deposit intangibles by using a discounted cash flow model based on various factors, including discount rate, attrition rate, interest rate, cost of alternative funds, and net maintenance costs. The significant estimation was primarily due to the judgement involved in determining the discount rate used to discount the expected cash flows for acquired loans and core deposit intangibles, along with other factors described above, to establish the acquisition-date fair value of the loans and core deposit intangibles. These factors are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for the acquisition. Our tests included testing controls over the completeness and accuracy of the data and the estimation process supporting the fair value of loans acquired and core deposit intangibles. We also tested management’s review of factors used in the valuation models.

To test the estimated fair value of the loans acquired and core deposit intangibles, we performed audit procedures that included, among others, evaluating the Company’s valuation methodology, evaluating the factors used by the Company’s valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the factors and estimates. For example, when evaluating the discount rate and other factors noted above, we compared the factors to current industry, market, and economic information in addition to factors used in historical acquisitions.

We have served as the Company’s auditor since 1994.

/s/S.R. Snodgrass, P.C.

Cranberry Township, Pennsylvania

March 11, 2021

Index
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

(b)	Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting firm are incorporated herein by reference to Item 8 - the Company’s audited Consolidated Financial Statements in this Annual Report on Form 10-K

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION.

None.

Index
PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

For information relating to the directors of the Company, the section captioned “Proposal 1. Election of Directors” in the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) is incorporated by reference.

Executive Officers

For information relating to officers of the Company, the section captioned “Proposal 1. Election of Directors” in the 2021 Proxy Statement is incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

For information regarding compliance with Section 16(a) of the Exchange Act, the section captioned “Other Information Relating to Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2021 Proxy Statement is incorporated by reference.

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

Corporate Governance

For information regarding the audit committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance – Committees of the Board of Directors” in the Company’s 2021 Proxy Statement is incorporated by reference.

ITEM 11 – EXECUTIVE COMPENSATION

Executive Compensation

For information regarding executive and director compensation, the sections captioned “Director Compensation”, “Executive Compensation”, “Compensation Discussion and Analysis” and “Compensation Committee Report” in the Company’s 2021 Proxy Statement are incorporated by reference.

Index
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s 2021 Proxy Statement.

(b)	Security Ownership of Management Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Company’s 2021 Proxy Statement.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following table sets forth information as of December 31, 2020 about Company common stock that may be issued under the Company’s 2016 Restricted Stock Plan.  The plan was approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	n/a	n/a	124,051

Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	n/a	n/a	124,051

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers - Transactions with Related Persons” in the Company’s 2021 Proxy Statement is incorporated by reference.

Director Independence

For information regarding director independence, the section captioned “Corporate Governance – Director Independence” in the Company’s 2021 Proxy Statement is incorporated by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses the section captioned “Audit – Related Matters” in the Company’s 2021 Proxy Statement is incorporated by reference.

Index
PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report:

1.	The following financial statements are incorporated by reference in Item 8:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2020 and 2019
Consolidated Statement of Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statement of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2020, 2019 and 2018
Consolidated Statement of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements

2.
All financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statement or in the notes thereto, which are incorporated by reference at subsection (a)(1) of this item.

3.	The following Exhibits are filed herewith, or incorporated by reference as a part of this report.

3.1	Articles of Incorporation of Citizens Financial Services, Inc., as amended(1)

3.2	Bylaws of Citizens Financial Services, Inc.(2)

4	Instrument defining the rights of security holders (3)

10.1	*Amended and Restated Executive Employment Agreement between Citizens Financial Services, Inc., First Citizens Community Bank and Randall E. Black(4)

10.2	*Citizens Financial Services, Inc. Directors’ Deferred Compensation Plan(5)

10.3	*Citizens Financial Services, Inc. Directors’ Life Insurance Program(6)

10.4	*Supplemental Executive Retirement Plan(7)

10.5	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Terry B. Osborne (8)

10.6	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Mickey L. Jones (9)

10.7	*First Citizens Community Bank Annual Incentive Plan (10)

10.8	*First Citizens Community Bank Endorsement Split-Dollar Life Insurance Plan (11)

10.9	Citizens Financial Services, Inc. 2016 Equity Incentive Plan (12)

10.10	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and Jeffrey L. Wilson (13)

10.11	*Change in Control Agreement, between First Citizens Community Bank, Citizens Financial Services, Inc. (as guarantor) and David Z. Richards, Jr. (14)

Index

10.12	*First Citizens Community Bank Executive Deferred Compensation Plan (15)

10.13	*First Citizens Community Bank Long Term Incentive Plan (16)

21	List of Subsidiaries

23	Consent of S.R. Snodgrass, P.C., Independent Registered Public Accountants

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows and (vi) related notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Management contract or compensatory plan, contract or arrangement

(1)          Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, as filed with the Commission on August 9, 2018.

(2)          Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 17, 2020.

(3)          Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the commission on March 14, 2006.

(4)          Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 9, 2012.

(5)          Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, as filed with the Commission on August 8, 2019.

(6)          Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Commission on March 15, 2005.

(7)          Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Commission on March 7, 2013.

(8)          Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 9, 2012.

(9)          Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the Commission on August 9, 2012.

(10)          Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, as filed with the Commission on August 8, 2013.

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

(16)          Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Commission on March 12, 2020.

ITEM 16 – FORM 10-K SUMMARY

 Not Applicable.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens Financial Services, Inc.

(Registrant)

/s/ Randall E. Black
By: Randall E. Black
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 11, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Capacity	Date

/s/ Randall E. Black	March 11, 2021
Randall E. Black, Chief Executive Officer, President and Director
(Principal Executive Officer)

/s/ Stephen J. Guillaume	March 11, 2021
Stephen J. Guillaume, Chief Financial Officer
(Principal Financial & Accounting Officer)

/s/ R. Lowell Coolidge	March 11, 2021
R. Lowell Coolidge, Director

/s/ Robert W. Chappell	March 11, 2021
Robert W. Chappell, Director

/s/ R. Joseph Landy	March 11, 2021
R. Joseph Landy, Director

/s/ Roger C. Graham, Jr.	March 11, 2021
Roger C. Graham, Director

/s/ E. Gene Kosa	March 11, 2021
E. Gene Kosa, Director

/s/ Rinaldo A. DePaola	March 11, 2021
Rinaldo A. DePaola, Director

/s/ Thomas E. Freeman	March 11, 2021
Thomas E. Freeman, Director

/s/ Alletta M. Schadler	March 11, 2021
Alletta M. Schadler, Director

/s/ Christopher W. Kunes	March 11, 2021
Christopher W. Kunes

/s/ David Z, Richards, Jr.	March 11, 2021
David Z. Richards, Jr., Director

/s/ Mickey L. Jones.	March 11, 2021
Mickey L. Jones, Director