Form 10-Q
period 2021-03-31
CITIZENS FINANCIAL SERVICES INC
filed 2021-05-06
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
Or

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

The number of outstanding shares of the Registrant’s Common Stock, as of March 31, 2021, was 3,912,679.

Citizens Financial Services, Inc.
Form 10-Q

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

(in thousands except share data)	March 31, 2021	December 31, 2020
ASSETS:
Cash and due from banks:
Noninterest-bearing	$18,164	$16,374
Interest-bearing	132,664	52,333
Total cash and cash equivalents	150,828	68,707
Interest bearing time deposits with other banks	13,509	13,758
Equity securities	2,118	1,931
Available-for-sale securities	321,967	295,189
Loans held for sale	9,946	14,640

Loans (net of allowance for loan losses:
2021, $16,560 and 2020, $15,815)	1,387,841	1,389,466

Premises and equipment	17,450	16,948
Accrued interest receivable	5,572	5,998
Goodwill	31,376	31,376
Bank owned life insurance	30,190	32,589
Other intangibles	1,696	1,668
Other assets	23,117	19,404

TOTAL ASSETS	$1,995,610	$1,891,674

LIABILITIES:
Deposits:
Noninterest-bearing	$336,438	$303,762
Interest-bearing	1,351,032	1,285,096
Total deposits	1,687,470	1,588,858
Borrowed funds	86,171	88,838
Accrued interest payable	913	1,017
Other liabilities	22,249	18,702
TOTAL LIABILITIES	1,796,803	1,697,415
STOCKHOLDERS’ EQUITY:
Preferred Stock $1.00 par value; authorized 3,000,000 shares at March 31, 2021 and December 31, 2020; none issued in 2021 or 2020	-	-
Common stock $1.00 par value; authorized 25,000,000 shares at March 31, 2021 and December 31, 2020; issued 4,350,342 at March 31, 2021 and 4,350,342 at December 31, 2020	4,350	4,350
Additional paid-in capital	75,908	75,908
Retained earnings	133,270	126,627
Accumulated other comprehensive income	1,002	2,587
Treasury stock, at cost: 437,663 shares at March 31, 2021 and 428,492 shares at December 31, 2020	(15,723)	(15,213)
TOTAL STOCKHOLDERS’ EQUITY	198,807	194,259
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,995,610	$1,891,674

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2021	2020
INTEREST INCOME:
Interest and fees on loans	$16,694	$13,638
Interest-bearing deposits with banks	106	95
Investment securities:
Taxable	850	1,107
Nontaxable	544	389
Dividends	101	110
TOTAL INTEREST INCOME	18,295	15,339
INTEREST EXPENSE:
Deposits	1,598	1,987
Borrowed funds	256	462
TOTAL INTEREST EXPENSE	1,854	2,449
NET INTEREST INCOME	16,441	12,890
Provision for loan losses	650	400
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,791	12,490
NON-INTEREST INCOME:
Service charges	1,106	1,081
Trust	307	198
Brokerage and insurance	376	340
Gains on loans sold	503	167
Equity security gains (losses), net	187	(254)
Available for sale security gains, net	50	-
Earnings on bank owned life insurance	1,315	156
Other	391	163
TOTAL NON-INTEREST INCOME	4,235	1,851
NON-INTEREST EXPENSES:
Salaries and employee benefits	6,263	5,414
Occupancy	783	526
Furniture and equipment	143	131
Professional fees	448	325
FDIC insurance	129	71
Pennsylvania shares tax	339	275
Amortization of intangibles	49	50
Merger and acquisition	-	376
Software expenses	313	247
ORE expenses	86	32
Other	1,394	1,474
TOTAL NON-INTEREST EXPENSES	9,947	8,921
Income before provision for income taxes	10,079	5,420
Provision for income taxes	1,616	889
NET INCOME	$8,463	$4,531

PER COMMON SHARE DATA:
Net Income - Basic	$2.16	$1.27
Net Income - Diluted	$2.16	$1.27
Cash Dividends Paid	$0.465	$0.549

Number of shares used in computation - basic	3,909,887	3,553,818
Number of shares used in computation - diluted	3,909,887	3,553,818

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income	$8,463	$4,531
Other comprehensive income (loss):
Change in unrealized gains (losses) on available for sale securities	(4,094)	4,334
Income tax effect	859	(910)
Change in unrecognized pension cost	91	156
Income tax effect	(19)	(33)
Change in unrealized loss on interest rate swaps	2,047	-
Income tax effect	(430)	-
Less: Reclassification adjustment for investment security gains included in net income	(50)	-
Income tax effect	11	-
Other comprehensive income (loss), net of tax	(1,585)	3,547
Comprehensive income	$6,878	$8,078

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock		Additional		Accumulated Other
(in thousands, except share data)	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2020	4,350,342	$4,350	$75,908	$126,627	$2,587	$(15,213)	$194,259

Net income				8,463			8,463
Net other comprehensive (loss)					(1,585)		(1,585)
Purchase of treasury stock (9,202 shares)						(513)	(513)
Restricted stock, executive and Board of Director awards (6,651 shares)			(2)				(2)
Restricted stock vesting			5				5
Forfeited restricted stock			(3)			3	-
Cash dividends, $0.465 per share				(1,820)			(1,820)
Balance, March 31, 2021	4,350,342	$4,350	$75,908	$133,270	$1,002	$(15,723)	$198,807

Balance, December 31, 2019	3,938,668	$3,939	$55,089	$110,800	$(629)	$(14,425)	$154,774

Net income				4,531			4,531
Net other comprehensive income					3,547		3,547
Purchase of treasury stock (23,412 shares)						(1,279)	(1,279)
Restricted stock, executive, and Board of Director awards			1			12	13
Restricted stock vesting			40				40
Cash dividend reinvestment paid from treasury stock			(1)	-		255	254
Cash dividends, $0.549 per share				(1,957)			(1,957)
Balance, March 31, 2020	3,938,668	$3,939	$55,129	$113,374	$2,918	$(15,437)	$159,923

The accompanying notes are an integral part of these unaudited consolidated financial statements

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,463	$4,531
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	650	400
Depreciation and amortization	286	247
Amortization and accretion of loans and other assets	(1,344)	(97)
Amortization and accretion of investment securities	503	120
Deferred income taxes	74	(284)
Investment securities losses (gains), net	(237)	254
Earnings on bank owned life insurance	(1,315)	(156)
Originations of loans held for sale	(14,206)	(7,043)
Proceeds from sales of loans held for sale	19,253	5,973
Realized gains on loans sold	(503)	(167)
Decrease (increase) in accrued interest receivable	426	(32)
Decrease in accrued interest payable	(104)	(182)
Other, net	2,019	1,169
Net cash provided by operating activities	13,965	4,733
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	5,045	-
Proceeds from maturity and principal repayments	17,826	29,045
Purchase of securities	(54,248)	(41,915)
Purchase of equity securities	-	(202)
Purchase of interest bearing time deposits with other banks	-	(250)
Proceeds from life insurance death benefit	3,714	-
Proceeds from matured interest bearing time deposits with other banks	249	-
Proceeds from redemption of regulatory stock	1,179	3,300
Purchase of regulatory stock	(1,013)	(2,798)
Net decrease in loans	2,461	22,003
Purchase of premises and equipment	(785)	(507)
Proceeds from sale of foreclosed assets held for sale	116	350
Net cash (used in) provided by investing activities	(25,456)	9,026
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	98,612	(5,968)
Proceeds from long-term borrowings	-	5,000
Repayments of long-term borrowings	(2,000)	-
Net decrease in short-term borrowed funds	(667)	(6,554)
Purchase of treasury and restricted stock	(513)	(1,279)
Dividends paid	(1,820)	(1,957)
Net cash provided by (used in) financing activities	93,612	(10,758)
Net increase in cash and cash equivalents	82,121	3,001
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	68,707	18,520
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$150,828	$21,521

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,958	$2,631
Income taxes paid	$-	$-
Right of use asset and liability	$211	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation

Citizens Financial Services, Inc. (individually and collectively with its direct and indirect subsidiaries, the “Company”) is a Pennsylvania corporation and its wholly owned subsidiary is CZFS Acquisition Company, LLC. CZFS Acquisition Company, LLC is the holding company of its wholly owned subsidiary, First Citizens Community Bank (the “Bank”), and of the Bank’s wholly owned subsidiaries, First Citizens Insurance Agency, Inc. (“First Citizens Insurance”) and 1st Realty of PA LLC (“Realty”).

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

In the opinion of management of the Company, the accompanying interim financial statements at March 31, 2021 and for the periods ended March 31, 2021 and 2020 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations at the dates and for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and of revenues and expenses for the periods covered by the Consolidated Statement of Income. The financial performance reported for the Company for the three month period ended March 31, 2021 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Note 2 – Revenue Recognition

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three months ended March 31, 2021 and 2020 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time.

	Three Months Ended
	March 31,
Revenue stream	2021	2020
Service charges on deposit accounts
Overdraft fees	$258	$359
Statement fees	56	56
Interchange revenue	639	522
ATM income	98	83
Other service charges	55	61
Total Service Charges	1,106	1,081
Trust	307	198
Brokerage and insurance	376	340
Other	109	107
Total	$1,898	$1,726

Note 3 - Earnings per Share

The following table sets forth the computation of earnings per share.

	Three months ended
	March 31,
	2021	2020
Net income applicable to common stock	$8,463	$4,531

Basic earnings per share computation
Weighted average common shares outstanding	3,909,887	3,553,818
Earnings per share - basic	$2.16	$1.27

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	3,909,887	3,553,818
Add: Dilutive effects of restricted stock	-	-
Weighted average common shares outstanding for dilutive earnings per share	3,909,887	3,553,818
Earnings per share - diluted	$2.16	$1.27

For the three months ended March 31, 2021 and 2020, there were 3,289 and 7,564 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had per share prices ranging from $57.36-$62.93 for the three month period ended March 31, 2021 and per share prices ranging from $52.44-$62.93 for the three month period ended March 31, 2020.

Note 4 – Investments

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at March 31, 2021 and December 31, 2020 were as follows (in thousands):

March 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agency securities	$78,375	$2,020	$(686)	$79,709
U.S. treasury securities	39,995	458	(91)	40,362
Obligations of state and political subdivisions	101,007	1,771	(433)	102,345
Corporate obligations	6,902	86	(5)	6,983
Mortgage-backed securities in government sponsored entities	92,165	1,162	(759)	92,568
Total available-for-sale securities	$318,444	$5,497	$(1,974)	$321,967

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agency securities	$79,065	$2,403	$(52)	$81,416
U.S. treasury securities	27,442	601	-	28,043
Obligations of state and political subdivisions	100,089	2,938	(55)	102,972
Corporate obligations	6,413	96	-	6,509
Mortgage-backed securities in government sponsored entities	74,512	1,874	(137)	76,249
Total available-for-sale securities	$287,521	$7,912	$(244)	$295,189

The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at March 31, 2021 and December 31, 2020 (in thousands). As of March 31, 2021, the Company owned 88 securities whose fair value was less than their cost basis.

	Less than Twelve Months		Twelve Months or Greater		Total
March 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$27,104	$(686)	$-	$-	$27,104	$(686)
U.S. treasury securities	12,444	(91)	-	-	12,444	(91)
Obligations of state and political subdivisions	29,716	(346)	3,361	(87)	33,077	(433)
Corporate obligations	495	(5)	-	-	495	(5)
Mortgage-backed securities in government sponsored entities	34,119	(720)	5,550	(39)	39,669	(759)
Total securities	$103,878	$(1,848)	$8,911	$(126)	$112,789	$(1,974)

December 31, 2020
U.S. agency securities	$13,720	$(52)	$-	$-	$13,720	$(52)
U.S. treasury securities	-	-	-	-	-	-
Obligations of states and political subdivisions	5,407	(55)	-	-	5,407	(55)
Corporate obligations	-	-	-	-	-	-
Mortgage-backed securities in government sponsored entities	14,600	(99)	5,633	(38)	20,233	(137)
Total securities	$33,727	$(206)	$5,633	$(38)	$39,360	$(244)

As of March 31, 2021 and December 31, 2020, the Company’s investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, U.S. Treasury securities, obligations of states and political subdivisions, corporate obligations and mortgage backed securities issued by government sponsored entities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in fair value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or issuer-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Proceeds from sales of securities available-for-sale for the three months ended March 31, 2021 were $5,045,000. There were no sales of available for sale securities during the three months ended March 31, 2020. The gross gains and losses were as follows (in thousands):

	Three Months Ended
	March 31
	2021	2020
Gross gains on available for sale securities	$50	$-
Gross losses on available for sale securities	-	-
Net gains	$50	$-

The following table presents the net gains (losses) on the Company’s equity investments recognized in earnings during the three month periods ended March 31, 2021 and 2020, and the portion of unrealized gains for the period that relates to equity investments held at March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
Equity securities	2021	2020
Net gains (losses) recognized in equity securities during the period	$187	$(254)
Less: Net gains realized on the sale of equity securities during the period	-	-
Net unrealized gains (losses)	$187	$(254)

Investment securities with an approximate carrying value of $244.1 million and $245.4 million at March 31, 2021 and December 31, 2020, respectively, were pledged to secure public funds, certain other deposits and borrowing lines.

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities (excludes equity securities) at March 31, 2021, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$19,997	$20,279
Due after one year through five years	68,523	70,801
Due after five years through ten years	82,046	82,528
Due after ten years	147,878	148,359
Total	$318,444	$321,967

Note 5 – Loans

The Company grants loans primarily to customers throughout north central, central and south central Pennsylvania and the southern tier of New York. The recently completed MidCoast acquisition has expanded our lending market into Wilmington and Dover, Delaware.   Although the Company had a diversified loan portfolio at March 31, 2021 and December 31, 2020, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for loan losses as of March 31, 2021 and December 31, 2020 (in thousands):

March 31, 2021	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$203,273	$969	$20	$202,284
Commercial	605,547	9,321	2,911	593,315
Agricultural	315,313	4,561	1,664	309,088
Construction	42,651	-	-	42,651
Consumer	26,181	1	-	26,180
Other commercial loans	109,168	1,127	132	107,909
Other agricultural loans	41,378	1,118	-	40,260
State and political subdivision loans	60,890	-	-	60,890
Total	1,404,401	17,097	4,727	1,382,577
Allowance for loan losses	16,560	485	-	16,075
Net loans	$1,387,841	$16,612	$4,727	$1,366,502

December 31, 2020	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$201,911	$990	$20	$200,901
Commercial	596,255	9,183	2,937	584,135
Agricultural	315,158	4,645	1,686	308,827
Construction	35,404	-	-	35,404
Consumer	30,277	2	-	30,275
Other commercial loans	114,169	1,335	232	112,602
Other agricultural loans	48,779	1,122	-	47,657
State and political subdivision loans	63,328	-	-	63,328
Total	1,405,281	17,277	4,875	1,383,129
Allowance for loan losses	15,815	510	-	15,305
Net loans	$1,389,466	$16,767	$4,875	$1,367,824

During 2021 the Company continued its participation in the Paycheck Protection Program (“PPP”), administered directly by the U.S. SBA. The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of March 31, 2021 and December 31, 2020, the Company had outstanding principal balances of $28.3 million and $37.2 million, respectively, of PPP loans that are included in other commercial loans. During 2021, the Company originated $18.5 million of loans that remain outstanding as of March 31, 2021. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. The SBA has issued guidance for forgiveness with a streamlined approach for loans of $150,000 or less.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $1.4 million in fees associated with the processing of the loans outstanding as of March 31, 2021. Upon funding of the loan, these fees were deferred and will be amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2. As of March 31, 2021, $1.2 million of deferred fees related to the PPP loans remain to be amortized.

The Company evaluated whether loans acquired as part of the MidCoast acquisition were within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired loans (“PCI”) are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. There were no material increases or decreases in the expected cash flows of these loans between April 17, 2020 (the “acquisition date”) and March 31, 2021. The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral. The carrying value of purchased loans acquired with deteriorated credit quality as a result of the MidCoast acquisition was $4,034,000 at March 31, 2021.

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

The table below presents the components of the purchase accounting adjustments related to the purchased impaired loans acquired in the MidCoast acquisition as of the April 17, 2020 Acquisition date (in thousands):

April 17, 2020
Contractually required principal and interest at acquisition	$8,801
Non-accretable discount	(2,966)
Expected cash flows	5,835
Accretable discount	$(966)
Estimated fair value	$4,869

Changes in the accretable yield for PCI loans were as follows for the three months ended March 31, 2021 and 2020, respectively (in thousands):

	Three months ended March 31
	2021	2020
Balance at beginning of period	$788	$89
Accretion	(100)	(1)
Balance at end of period	$688	$88

The following table presents additional information regarding loans acquired with specific evidence of deterioration in credit quality under ASC 310-30 (in thousands):

	March 31, 2021	December 31, 2020
Outstanding balance	$8,747	$8,958
Carrying amount	4,727	4,875

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

The following table includes the recorded investment and unpaid principal balances for impaired loan receivables by class, excluding PCI loans, with the associated allowance amount, if applicable (in thousands):

March 31, 2021	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate loans:
Mortgages	$1,059	$724	$122	$846	$9
Home Equity	147	69	54	123	8
Commercial	10,100	8,408	913	9,321	101
Agricultural	4,791	2,777	1,784	4,561	12
Consumer	1	1	-	1	-
Other commercial loans	1,793	889	238	1,127	170
Other agricultural loans	1,301	17	1,101	1,118	185
Total	$19,192	$12,885	$4,212	$17,097	$485

December 31, 2020	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate loans:
Mortgages	$1,070	$740	$123	$863	$9
Home Equity	150	70	57	127	9
Commercial	9,847	8,323	860	9,183	95
Agricultural	4,811	2,799	1,846	4,645	83
Consumer	2	2	-	2	-
Other commercial loans	1,908	1,094	241	1,335	170
Other agricultural loans	1,262	19	1,103	1,122	144
Total	$19,050	$13,047	$4,230	$17,277	$510

The following tables includes the average balance of impaired loan receivables by class and the income recognized on these receivables for the three month periods ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended
	March 31, 2021			March 31, 2020
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis
Real estate loans:
Mortgages	$851	$5	$-	$1,031	$5	$-
Home Equity	124	1	-	146	2	-
Commercial	9,238	67	7	11,486	104	2
Agricultural	4,590	22	-	3,777	21	-
Consumer	1	-	-	3	-	-
Other commercial loans	1,121	1	-	1,839	1	-
Other agricultural loans	1,103	2	-	1,276	2	-
Total	$17,028	$98	$7	$19,558	$135	$2

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

The following tables represent credit exposures by internally assigned grades as of March 31, 2021 and December 31, 2020 (in thousands):

March 31, 2021	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$567,989	$28,936	$8,622	$-	$-	$605,547
Agricultural	288,128	15,603	11,582	-	-	315,313
Construction	42,651	-	-	-	-	42,651
Other commercial loans	102,276	3,134	3,675	83	-	109,168
Other agricultural loans	38,114	1,849	1,415	-	-	41,378
State and political subdivision loans	56,245	4,372	273	-	-	60,890
Total	$1,095,403	$53,894	$25,567	$83	$-	$1,174,947

December 31, 2020
Real estate loans:
Commercial	$563,121	$24,329	$8,805	$-	$-	$596,255
Agricultural	289,216	14,307	11,635	-	-	315,158
Construction	35,404	-	-	-	-	35,404
Other commercial loans	106,604	3,808	3,672	85	-	114,169
Other agricultural loans	45,758	1,431	1,590	-	-	48,779
State and political subdivision loans	58,649	4,372	307	-	-	63,328
Total	$1,098,752	$48,247	$26,009	$85	$-	$1,173,093

For residential real estate mortgages, home equity and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below, and all loans past due 90 or more days and still accruing. The following table presents the recorded investment in those loan classes based on payment activity as of March 31, 2021 and December 31, 2020 (in thousands):

March 31, 2021	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$148,560	$1,023	$20	$149,603
Home Equity	53,648	22	-	53,670
Consumer	26,181	-	-	26,181
Total	$228,389	$1,045	$20	$229,454

December 31, 2020	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$145,843	$1,039	$20	$146,902
Home Equity	54,961	48	-	55,009
Consumer	30,247	30	-	30,277
Total	$231,051	$1,117	$20	$232,188

Aging Analysis of Past Due Loan Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loan receivables as of March 31, 2021 and December 31, 2020 (in thousands):

March 31, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	PCI	Total Loan Receivables	90 Days or Greater and Accruing
Real estate loans:
Mortgages	$288	$29	$517	$834	$148,749	$20	$149,603	$251
Home Equity	49	11	8	68	53,602	-	53,670	-
Commercial	848	190	1,440	2,478	600,158	2,911	605,547	-
Agricultural	356	25	1,330	1,711	311,938	1,664	315,313	150
Construction	-	-	-	-	42,651	-	42,651	-
Consumer	149	4	-	153	26,028	-	26,181	-
Other commercial loans	919	-	160	1,079	107,957	132	109,168	27
Other agricultural loans	224	-	50	274	41,104	-	41,378	50
State and political subdivision loans	-	-	-	-	60,890	-	60,890	-
Total	$2,833	$259	$3,505	$6,597	1,393,077	$4,727	$1,404,401	$478

Loans considered non-accrual	$539	171	$3,027	$3,737	$6,943	$-	$10,680
Loans still accruing	2,294	88	478	2,860	1,386,134	4,727	1,393,721
Total	$2,833	$259	$3,505	$6,597	$1,393,077	$4,727	$1,404,401

December 31, 2020
Real estate loans:
Mortgages	$864	$414	$518	$1,796	$145,086	$20	$146,902	$252
Home Equity	152	62	34	248	54,761	-	55,009	23
Commercial	836	439	1,822	3,097	590,221	2,937	596,255	70
Agricultural	2,283	-	1,329	3,612	309,860	1,686	315,158	150
Construction	-	-	-	-	35,404	-	35,404	-
Consumer	147	9	30	186	30,091	-	30,277	30
Other commercial loans	930	-	133	1,063	112,874	232	114,169	-
Other agricultural loans	1,044	-	-	1,044	47,735	-	48,779	-
State and political subdivision loans	-	-	-	-	63,328	-	63,328	-
Total	$6,256	$924	$3,866	$11,046	$1,389,360	$4,875	$1,405,281	$525
Loans considered non-accrual	$3,032	$28	$3,341	$6,401	$4,331	$-	$10,732
Loans still accruing	3,224	896	525	4,645	1,385,029	4,875	1,394,549
Total	$6,256	$924	$3,866	$11,046	$1,389,360	$4,875	$1,405,281

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

The following table reflects the loan receivables, excluding PCI loans, on non-accrual status as of March 31, 2021 and December 31, 2020, respectively. The balances are presented by class of loan receivable (in thousands):

	March 31, 2021	December 31, 2020
Real estate loans:
Mortgages	$772	$787
Home Equity	22	25
Commercial	4,853	4,529
Agricultural	3,064	3,133
Other commercial loans	1,050	1,284
Other agricultural loans	919	974
	$10,680	$10,732

Loan Modifications Related to COVID-19

The Company continues to follow the loan modification guidance under Section 4013 of the CARES Act with regard to COVID-19 modifications made between March 1, 2020 and the earlier of either January 1 , 2022 or the 60th day after the end of the COVID-19 national emergency. Under section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. A modification of six months or less is considered to be a short-term loan modification. In response to the COVID-19 pandemic, the Company has prudently executed loan modifications for existing loan customers, which includes deferrals of interest and in certain cases deferrals of principal and interest. The following table presents information regarding loans which were subject to a loan modification related to COVID-19 during 2021, with balances as of the December 31, 2021 and March 31, 2021, as well as the balance by modification type as of March 31, 2021.
	Number of loans	Balance as of December 31, 2020	Number of loans	Balance as of March 31, 2021	Principal and Interest Deferral	Principal Deferral	% of loans as of March 31, 2021
Real estate loans:
Mortgages	1	$209	-	$-	$-	$-	0.00%
Home Equity	1	49	-	-	-	-	0.00%
Commercial	12	26,039	4	13,864	6,205	7,659	2.29%
Agricultural	3	181	-	-	-	-	0.00%
Construction	-	-	-	-	-	-	0.00%
Consumer	-	-	-	-	-	-	0.00%
Other commercial loans	2	249	-	-	-	-	0.00%
Other agricultural loans	-	-	-	-	-	-	0.00%
Total	19	$26,727	4	$13,864	$6,205	$7,659	0.99%

Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to structure more affordable terms before their loan reaches nonaccrual status. These restructured terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of interest or principal, or both, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company’s investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower’s ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  As of March 31, 2021 and December 31, 2020, included within the allowance for loan losses are reserves of $160,000 and $257,000 respectively, that are associated with loans modified as TDRs.

Loan modifications that are considered TDRs completed during the three months ended March 31, 2021 and 2020 were as follows (dollars in thousands):

	For the Three Months Ended March 31, 2021
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification

Real estate loans:
Commercial	-	2	$-	$290	$-	$290
Total	-	2	$-	$290	$-	$290

	For the Three Months Ended March 31, 2020
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Agricultural	-	1	$-	$150	$-	$150
Total	-	1	$-	$150	$-	$150

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism on modified loans occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans.

Allowance for Loan Losses

The following table segregates the allowance for loan losses (ALLL) into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2021 and December 31, 2020, respectively (in thousands):

	March 31, 2021			December 31, 2020
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real estate loans:
Residential	$17	$1,150	$1,167	$18	$1,156	$1,174
Commercial	101	6,582	6,683	95	6,121	6,216
Agricultural	12	4,905	4,917	83	4,870	4,953
Construction	-	151	151	-	122	122
Consumer	-	237	237	-	321	321
Other commercial loans	170	1,334	1,504	170	1,056	1,226
Other agricultural loans	185	604	789	144	720	864
State and political subdivision loans	-	470	470	-	479	479
Unallocated	-	642	642	-	460	460
Total	$485	$16,075	$16,560	$510	$15,305	$15,815

The following tables roll forward the balance of the ALLL by portfolio segment for the three months ended March 31, 2021 and 2020, respectively (in thousands):

	For the three months ended March 31, 2021
	Balance at December 31, 2020	Charge-offs	Recoveries	Provision	Balance at March 31, 2021
Real estate loans:
Residential	$1,174	$-	$-	$(7)	$1,167
Commercial	6,216	-	89	378	6,683
Agricultural	4,953	-	-	(36)	4,917
Construction	122	-	-	29	151
Consumer	321	(4)	6	(86)	237
Other commercial loans	1,226	-	4	274	1,504
Other agricultural loans	864	-	-	(75)	789
State and political subdivision loans	479	-	-	(9)	470
Unallocated	460	-	-	182	642
Total	$15,815	$(4)	$99	$650	$16,560

	For the three months ended March 31, 2020
	Balance at December 31, 2019	Charge-offs	Recoveries	Provision	Balance at March 31, 2020
Real estate loans:
Residential	$1,114	$-	$-	$40	$1,154
Commercial	4,549	(1)	1	180	4,729
Agricultural	5,022	-	-	(144)	4,878
Construction	43	-	-	13	56
Consumer	112	(8)	8	5	117
Other commercial loans	1,255	-	2	40	1,297
Other agricultural loans	961	-	-	(126)	835
State and political subdivision loans	536	-	-	22	558
Unallocated	253	-	-	370	623
Total	$13,845	$(9)	$11	$400	$14,247

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

For the three months ended March 31, 2021, the allowance for commercial real estate and other commercial loans increased due to loans acquired as part of the MidCoast acquisition maturing and then renewed and becoming subject to the Company’s allowance calculation. The factor related to level of past due loans for residential real estate was decreased due to a decrease in past due loans. The factor related to the volume and severity of classified, adversely or graded loans was decreased for other agricultural loans due to a decrease in classified loans

For the three months ended March 31, 2020, the allowance for all categories was increased due to a general deterioration in economic activity and unemployment as a result of the Covid-19 pandemic. In addition, commercial real estate was increased due to an increase in past due loans. The decrease in the provision for agricultural real estate loans and other agricultural loans is due to the decrease in outstanding loans in these loan portfolios as of March 31, 2020 compared to December 31, 2019.

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of March 31, 2021 and December 31, 2020, included within other assets are $1,720,000 and $1,836,000, respectively, of foreclosed assets. As of March 31, 2021, included within the foreclosed assets are $359,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of March 31, 2021, the Company had initiated formal foreclosure proceedings on $545,000 of consumer residential mortgages, which had not yet been transferred into foreclosed assets. In accordance with various state regulations, foreclosure actions have been suspended into the fourth quarter.

Note 6 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021			December 31, 2020
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$2,302	$(1,203)	$1,099	$2,153	$(1,131)	$1,022
Core deposit intangibles	1,943	(1,346)	597	1,943	(1,297)	646
Total amortized intangible assets	$4,245	$(2,549)	$1,696	$4,096	$(2,428)	$1,668
Unamortized intangible assets:
Goodwill	$31,376			$31,376

(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for amortized intangible assets for the next five years (in thousands). We based our projections of amortization expense shown below on existing asset balances at March 31, 2021. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Total
Three months ended March 31, 2021 (actual)	$72	$49	$121
Three months ended March 31, 2020 (actual)	48	50	98
Estimate for year ending December 31,
Remaining 2021	219	143	362
2022	241	156	397
2023	190	121	311
2024	147	85	232
2025	110	50	160
Thereafter	192	42	234
Total	$1,099	$597	$1,696

Note 7 - Employee Benefit Plans

For additional detailed disclosure on the Company's pension and employee benefits plans, please refer to Note 11 of the Company's Consolidated Financial Statements included in the 2020 Annual Report on Form 10-K.

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

The following sets forth the components of net periodic benefit costs of the Pension Plan and the line item on the Consolidated Statement of Income where such amounts are included, for the three months ended March 31, 2021 and 2020, respectively (in thousands):

	Three Months Ended March 31,
	2021	2020	Affected line item on the Consolidated Statement of Income
Service cost	$110	$83	Salary and Employee Benefits
Interest cost	82	87	Other Expenses
Expected return on plan assets	(252)	(225)	Other Expenses
Net amortization and deferral	91	62	Other Expenses
Net periodic benefit cost	$31	$7

The Bank does not expect to contribute to the Pension Plan during 2021.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  In April of 2016, the Company’s stockholders authorized a total of 150,000 shares of the Company’s common stock to be made available under the Plan. As of March 31, 2021, 123,966 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted stock during the three months ended March 31, 2021:

	Three months
	Unvested Shares	Weighted Average Market Price
Outstanding, beginning of period	10,202	$55.93
Granted	88	56.81
Forfeited	(60)	(54.07)
Vested	(32)	(58.24)
Outstanding, end of period	10,198	$55.94

Compensation expense related to restricted stock is recognized, based on the market price of the stock at the grant date, over the vesting period. Compensation expense related to restricted stock was $84,000 and $82,000 for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, the total compensation cost related to nonvested awards that had not yet been recognized was $570,000, which is expected to be recognized over the next three years.

Note 8 – Accumulated Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2021 and 2020 (in thousands):
	Three months ended March 31, 2021
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of December 31, 2020	$6,058	$(3,462)	$(9)	$2,587
Other comprehensive (loss) income before reclassifications (net of tax)	(3,235)	-	1,617	(1,618)
Amounts reclassified from accumulated other comprehensive (loss) income (net of tax)	(39)	72	-	33
Net current period other comprehensive (loss) income	(3,274)	72	1,617	(1,585)
Balance as of March 31, 2021	$2,784	$(3,390)	$1,608	1,002

	Three months ended March 31, 2020
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of December 31, 2019	$2,290	$(2,919)	$-	$(629)
Other comprehensive income (loss) before reclassifications (net of tax)	3,424	-	-	3,424
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax)	-	123	-	123
Net current period other comprehensive income (loss)	3,424	123	-	3,547
Balance as of March 31, 2020	$5,714	$(2,796)	$-	$2,918

(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheet.

The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2021 and 2020 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the Consolidated Statement of Income
	Three Months Ended March 31,
	2021	2020
Unrealized gains and losses on available for sale securities
	$50	$-	Available for sale securities gains, net
	(11)	-	Provision for income taxes
	$39	$-	Net of tax

Defined benefit pension items
	$(91)	$(156)	Other expenses
	19	33	Provision for income taxes
	$(72)	$(123)	Net of tax
Total reclassifications	$(33)	$(123)

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

The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

March 31, 2021	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$2,118	$-	$-	$2,118
Available for sale securities:
U.S. Agency securities	-	79,709	-	79,709
U.S. Treasury securities	40,362	-	-	40,362
Obligations of state and political subdivisions	-	102,345	-	102,345
Corporate obligations	-	6,983	-	6,983
Mortgage-backed securities in government sponsored entities	-	92,568	-	92,568
Other Assets
Derivative instruments	-	4,651	-	4,651
Liabilities
Derivative instruments	-	(2,615)	-	(2,615)

December 31, 2020	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets
Equity securities	$1,931	$-	$-	$1,931
Available for sale securities:
U.S. Agency securities	-	81,416	-	81,416
U.S. Treasuries securities	28,043	-	-	28,043
Obligations of state and political subdivisions	-	102,972	-	102,972
Corporate obligations	-	6,509	-	6,509
Mortgage-backed securities in government sponsored entities	-	76,249	-	76,249
Other Assets
Derivative instruments	-	1,111	-	1,111
Liabilities
Derivative instruments	-	(1,122)	-	(1,122)

Assets and Liabilities Required to be Measured and Reported at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020 are included in the table below (in thousands):

March 31, 2021	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$3,264	$3,264
Other real estate owned	-	-	1,527	1,527

December 31, 2020	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$3,243	$3,243
Other real estate owned	-	-	1,700	1,700

•
Impaired Loans - The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level III measurement.  If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. The fair values above excluded estimated selling costs of $351,000 and $356,000 at March 31, 2021 and December 31, 2020, respectively.

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

March 31, 2021	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	$3,264	Appraised Collateral Values	Discount for time since appraisal	0-100%	21.83%
			Selling costs	5%-11%	9.40%
			Holding period	0 - 12 months	11.49 months

Other real estate owned	1,527	Appraised Collateral Values	Discount for time since appraisal	20-33%	30.58%

December 31, 2020	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	3,243	Appraised Collateral Values	Discount for time since appraisal	0-100%	20.61%
			Selling costs	5%-10%	9.51%
			Holding period	6 - 12 months	11.65 months

Other real estate owned	1,700	Appraised Collateral Values	Discount for time since appraisal	20-31%	28.67%

Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

March 31, 2021	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$13,509	$13,509	$-	$-	$13,509
Loans held for sale	9,946	9,946	-	-	9,946
Net loans	1,387,841	1,399,392	-	-	1,399,392

Financial liabilities:
Deposits	1,687,470	1,690,832	1,314,705	-	376,127
Borrowed funds	86,171	83,141	-	-	83,141

December 31, 2020
Financial assets:
Interest bearing time deposits with other banks	$13,758	$13,758	$-	$-	$13,758
Loans held for sale	14,640	14,640	-	-	14,640
Net loans	1,389,466	1,404,166	-	-	1,404,166

Financial liabilities:
Deposits	1,588,858	1,593,738	1,207,666	-	386,075
Borrowed funds	88,838	88,263	-	-	88,263

The carrying amounts for cash and due from banks, bank owned life insurance, regulatory stock, accrued interest receivable and payable approximate fair value and are considered Level I measurements.

Note 10 – Subsequent Event – subordinated debt issuance

The Company completed on April 16, 2021, a private placement of $10 million aggregate principal amount of 4.00% fixed-to-floating rate subordinated notes due 2031 (the "Notes") to certain qualified investors. Unless earlier redeemed, the Notes mature on April 16, 2031. The Notes will initially bear interest from the initial issue date to but excluding April 16, 2026 or the earlier redemption, at a fixed rate of 4.00% per annum,  payable semiannually.  Subsequently and through maturity, the Notes will be bear interest equal to the 90-day average secured overnight financing rate, determined on the determination date of the applicable interest period, plus 323 basis points, payable quarterly in arrears on March 30, June 30, September 30 and December 30 of each year. The Company may also redeem the Notes, in whole or in part, on or after April 16, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Notes were designed to qualify as Tier 2 capital under the Federal Reserve's capital adequacy regulations. The Company expects to use the net proceeds of the offering for general corporate purposes, which may include working capital, the funding of organic growth or potential acquisitions, and the repurchase of the Company's common stock.

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

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which provides optional temporary guidance for entities transitioning away from the London Interbank Offered Rate (LIBOR) and other interbank offered rates (IBORs) to new references rates so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions within Topic 848.   ASU 2021-01 clarifies that the derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848.  ASU 2021-01 is effective immediately for all entities. Entities may elect to apply the amendments on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The amendments in this update do not apply to contract modifications made, as well as new hedging relationships entered into, after December 31, 2022, and to existing hedging relationships evaluated for effectiveness for periods after December 31, 2022, except for certain hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

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

Additional factors that may affect our results are discussed under “Part II – Item 1A – Risk Factors” in this report and in the Company’s 2020 Annual Report on Form 10-K under “Item 1.A/ Risk Factors.”  Except as required by applicable law and regulation, we assume no obligation to update or revise any forward-looking statements after the date on which they are made.

Introduction

The following is management’s discussion and analysis of the financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank’s consolidated financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results you may expect for the full year.

The Company currently engages in the general business of banking throughout our service area of Potter, Tioga, Clinton, Bradford and Centre counties in north central Pennsylvania, Lebanon, Berks, Schuylkill, Lancaster and Chester counties in south central Pennsylvania and Allegany County in southern New York and with the MidCoast acquisition, the Cities of Wilmington and Dover, Delaware. We also have a limited branch office in Union county, Pennsylvania, which primarily serves agricultural and commercial customers in the central Pennsylvania market. We maintain our central office in Mansfield, Pennsylvania. Presently we operate 33 banking facilities, 31 of which operate as bank branches.  In Pennsylvania, the Company has full service offices located in Mansfield, Blossburg, Ulysses, Genesee, Wellsboro, Troy, Sayre, Canton, Gillett, Millerton, LeRaysville, Towanda, Rome, the Mansfield Wal-Mart Super Center, Mill Hall, Schuylkill Haven, Friedensburg, Mt. Aetna, Fredericksburg, Mount Joy, Fivepointville, State College, Kennett Square and two branches near the city of Lebanon, Pennsylvania. The Kennett Square branch was opened in the fourth  quarter of 2020. The limited branch office is located in Winfield, Pennsylvania. In New York, our office is in Wellsville. With the MidCoast merger completed in the second quarter of 2020, we added three branches in Delaware with two being in the Wilmington market and one in Dover.

Covid-19 Pandemic Response and Loan Profile

In response to the Covid-19 pandemic, the Company maintains a payment relief program that includes the following:
•	Interest only payment options for consumers and businesses for 60-90 days.
•	Deferral of principal payments for consumers and businesses in certain industries for 60-120 days

During 2021, we have modified 19 loans totaling $26.7 million, primarily business related loans. As of March 31, 2021, loans with aggregate balances of $13.9 million were still under a modification agreement. Of the $13.9 million modifications outstanding as of March 31, 2021, $7.7 million mature by the end of May 2021, with the remainder maturing by August 31, 2021. Additionally, in accordance with government regulations, we have paused certain foreclosure actions in accordance with state mandates.

We also are participating in the Paycheck Protection Program for loans provided under the auspices of the Small Business Administration (SBA). As of March 31, 2021, we had outstanding 326 loans with balances totaling $28.3 million that earn interest at 1% per annum and are expected to generate fee revenue of approximately $1.2 million over the next 24 months. A portion of these loans may be forgiven by the SBA depending on the customers usage of the proceeds.

The Company tracks industry concentrations to identify risks that could lead to additional credit exposure. As a result of the Covid 19 pandemic, the Company has determined that hotels/motels and restaurants represent a higher level of credit risk. At March 31, 2021, the Company has limited loan concentrations to these industries as follows:
•	Hotels/Motels - $59.3 million or 4.2% of outstanding loans
•	Restaurants - $26.8 million or 1.9% of outstanding loans
•	Amusement/Theme parks - $13.9 million, or 1.0% of outstanding loans

Our agricultural relationships are also being strained by the pandemic as demand for certain products has declined and processing plant issues have resulted in strains on our customers as a result of the pandemic. Agricultural lending comprises $356.7 million, or 25.4% of outstanding balances as of March 31, 2021. The federal government has provided financial assistance to some of our customers through various programs to combat some of the impact of the COVID-19 pandemic.

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

Regulatory and compliance risk represents the possibility that a change in law, regulations or regulatory policy may have a material effect on the business of the Company. We cannot predict what legislation might be enacted or what regulations might be adopted, or if adopted, the effect thereof on our operations

Competition

The banking industry in the Bank’s service areas continue to be extremely competitive, both among commercial banks and with other financial service providers such as consumer finance companies, thrifts, investment firms, mutual funds, insurance companies, credit unions, agricultural cooperatives and internet entities for loans and deposits. Competition in our north central Pennsylvania market has increased as a result of other financial institutions looking to expand into new markets. With larger population centers in our central and south central markets, as well as in our Delaware market, we experience more competition to gather deposits and to make loans. Mortgage banking firms, financial companies, financial affiliates of industrial companies, brokerage firms, retirement fund management firms and even government agencies provide additional competition for loans, deposits and other financial services.  The Bank is generally competitive with all competing financial institutions in its service areas with respect to interest rates paid on time and savings deposits, service charges on deposit accounts and interest rates charged on loans.

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Balance Sheets since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of March 31, 2021 and December 31, 2020, the Trust Department had $150.9 million and $150.3 million of assets under management, respectively.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Balance Sheets since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $241.0 million at December 31, 2020 to $252.9 million at March 31, 2021. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, especially in our central and south central Pennsylvania markets.

Results of Operations

Overview of the Income Statement

The Company had net income of $8,463,000 for the first three months of 2021 compared to $4,531,000 for last year’s comparable period, an increase of $3,932,000, or 86.8%. Basic earnings per share for the first three months of 2021 were $2.16 compared to $1.27 last year, representing a 70.1% increase.  Annualized return on assets and return on equity for the first three months of 2021 were 1.77% and 17.25%, respectively, compared with 1.24% and 11.48% for last year’s comparable period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense paid on interest-bearing liabilities.

Net interest income for the first three months of 2021 was $16,441,000, an increase of $3,551,000, or 27.6%, compared to the same period in 2020.  For the first three months of 2021 the provision for loan losses was $650,000, an increase of $250,000 over the comparable period in 2020. Consequently, net interest income after the provision for loan losses was $15,791,000 in the first three months of 2021 compared to $12,490,000 during the first three months of 2020.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the three months ended March 31, 2021 and 2020 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates
	Three Months Ended
	March 31, 2021			March 31, 2020
(dollars in thousands)	Average Balance (1) $	Interest $	Average Rate %	Average Balance (1) $	Interest $	Average Rate %
ASSETS
Short-term investments:
Interest-bearing deposits at banks	94,523	19	0.08	9,538	3	0.17
Total short-term investments	94,523	19	0.08	9,538	3	0.17
Interest bearing time deposits at banks	13,730	87	2.57	14,272	92	2.59
Investment securities:
Taxable	200,492	951	1.90	179,893	1,217	2.71
Tax-exempt (3)	100,422	689	2.74	62,555	493	3.15
Total investment securities	300,914	1,640	2.18	242,448	1,710	2.82
Loans (2)(3)(4):
Residential mortgage loans	203,941	2,553	5.08	215,838	2,843	5.30
Construction	38,314	410	4.34	17,726	223	5.06
Commercial Loans	713,900	9,063	5.15	415,199	5,534	5.36
Agricultural Loans	358,565	3,830	4.33	360,179	4,112	4.59
Loans to state & political subdivisions	62,516	598	3.87	94,122	939	4.01
Other loans	26,605	348	5.30	9,461	171	7.27
Loans, net of discount	1,403,841	16,802	4.85	1,112,525	13,822	5.00
Total interest-earning assets	1,813,008	18,548	4.15	1,378,783	15,627	4.56
Cash and due from banks	6,377			6,263
Bank premises and equipment	17,003			16,062
Other assets	80,953			56,983
Total non-interest earning assets	104,333			79,308
Total assets	1,917,341			1,458,091
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
NOW accounts	422,135	320	0.31	332,068	437	0.53
Savings accounts	268,252	89	0.13	225,985	184	0.33
Money market accounts	238,788	176	0.30	174,294	393	0.91
Certificates of deposit	380,791	1,013	1.08	261,278	973	1.50
Total interest-bearing deposits	1,309,966	1,598	0.49	993,625	1,987	0.93
Other borrowed funds	86,226	256	1.20	93,849	462	1.98
Total interest-bearing liabilities	1,396,192	1,854	0.54	1,087,474	2,449	0.91
Demand deposits	306,377			196,604
Other liabilities	18,582			16,082
Total non-interest-bearing liabilities	324,959			212,686
Stockholders’ equity	196,190			157,931
Total liabilities & stockholders’ equity	1,917,341			1,458,091
Net interest income		16,694			13,178
Net interest spread (5)			3.61%			3.65%
Net interest income as a percentage of average interest-earning assets			3.73%			3.84%
Ratio of interest-earning assets to interest-bearing liabilities			130%			127%

(1) Averages are based on daily averages.
(2) Includes loan origination and commitment fees.
(3) Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison usinga statutory federal income tax rate of 21%.
(4) Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5) Interest rate spread represents the difference between the average rate earned on interest-earning assetsand the average rate paid on interest-bearing liabilities.

Tax exempt revenue is shown on a tax-equivalent basis (non-Gaap) for proper comparison using a federal statutory income tax rate of 21% for the three months ended March 31, 2021 and 2020.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s Federal statutory rate during the corresponding period. The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended March 31,
	2021	2020

Interest and dividend income from investment securities and interest bearing deposits at banks (non-tax adjusted)	$1,601	$1,701
Tax equivalent adjustment	145	104

Interest and dividend income from investment securities and interest bearing deposits at banks (tax equivalent basis)	$1,746	$1,805

Interest and fees on loans (non-tax adjusted)	$16,694	$13,638
Tax equivalent adjustment	108	184
Interest and fees on loans (tax equivalent basis)	$16,802	$13,822

Total interest income	$18,295	$15,339
Total interest expense	1,854	2,449
Net interest income	16,441	12,890
Total tax equivalent adjustment	253	288
Net interest income (tax equivalent basis)	$16,694	$13,178

The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended March 31, 2021 vs 2020 (1)
	Change in Volume	Change in Rate	Total Change
Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$17	$(1)	$16
Interest bearing time deposits at banks	(4)	(1)	(5)
Investment securities:
Taxable	167	(433)	(266)
Tax-exempt	248	(52)	196
Total investments	415	(485)	(70)
Loans:
Residential mortgage loans	(174)	(116)	(290)
Construction	213	(26)	187
Commercial Loans	3,736	(207)	3,529
Agricultural Loans	(54)	(228)	(282)
Loans to state & political subdivisions	(311)	(30)	(341)
Other loans	208	(31)	177
Total loans, net of discount	3,618	(638)	2,980
Total Interest Income	4,046	(1,125)	2,921
Interest Expense:
Interest-bearing deposits:
NOW accounts	204	(321)	(117)
Savings accounts	44	(139)	(95)
Money Market accounts	262	(479)	(217)
Certificates of deposit	112	(72)	40
Total interest-bearing deposits	622	(1,011)	(389)
Other borrowed funds	(39)	(167)	(206)
Total interest expense	583	(1,178)	(595)
Net interest income	$3,463	$53	$3,516

(1) The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Tax equivalent net interest income increased from $13,178,000 for the three month period ended March 31, 2020 to $16,694,000 for the three month period ended March 31, 2021, an increase of $3,516,000. The tax equivalent net interest margin decreased from 3.84% for the first three months of 2020 to 3.73% for the comparable period in 2021. The decrease is primarily caused by the decrease in the yield of interest-earning assets.

Total tax equivalent interest income for the 2021 three month period increased $2,921,000 as compared to the 2020 three month period. This increase was a result of an increase of $4,046,000 due to a change in volume as average interest-bearing assets increased $434.2 million. As a result of the low rate interest environment, the yield on average interest earning assets decreased 41 basis point from 4.56% to 4.15% resulting in a decrease interest income of $1,125,000.

Tax equivalent investment income for the three months ended March 31, 2021 decreased $70,000 over the same period last year. The primary cause of the decrease was a decrease in the yield on taxable investments of 81 basis points.

•
The yield on taxable securities decreased 81 basis points from 2.71% to 1.90% as a result of calls of investments that were purchased at a discount in the first quarter of 2020 and purchases made in a lower rate environment in 2020. This resulted in a decrease in investment income of $433,000. The average balance of taxable securities increased $20.6 million, which resulted in an increase in investment income of $167,000.

•
The average balance of tax-exempt securities increased by $37.9 million, which resulted in an increase in investment income of $248,000. The yield on tax-exempt securities decreased 41 basis points from 3.15% to 2.74%, which corresponds to a decrease in interest income of $52,000. The yield decrease was attributable to higher yielding securities being called and maturing and being replaced by securities that were purchased in a lower rate environment. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

Total loan interest income increased $2,980,000 for the three months ended March 31, 2021 compared to the same period last year, as a result of the MidCoast acquisition that closed in the second quarter of 2020 and loan growth achieved in 2020 that occurred primarily in our Delaware market.

•
Interest income on residential mortgage loans decreased $290,000. The average balance of residential mortgage loans decreased $11.9 million due to refinancings in the secondary market resulting in a decrease of $174,000 due to volume. The change due to rate was a decrease of $116,000 as the average yield on residential mortgages decreased from 5.30% to 5.08% as a result of the lower rate environment due to the COVID-19 pandemic.

•
The average balance of construction loans increased $20.6 million as a result of projects in our central and south central Pennsylvania markets, as well as the Delaware market. This resulted in an increase of $213,000 on total interest income due to volume.

•
The average balance of commercial loans increased $298.7 million from a year ago. The growth was primarily attributable to the MidCoast acquisition and growth in Delaware. This had a positive impact of $3,736,000 on total interest income due to volume. The yield decreased 21 basis points to 5.15%, which decreased loan interest income $207,000.

•
Interest income on agricultural loans decreased $282,000 from 2020 to 2021. The decrease in the average balance of agricultural loans of $1.6 million resulted in a decrease in interest income due to volume of $54,000. The yield on agricultural loans decreased 26 basis points to 4.33%, which decreased loan interest income $228,000.

•
The average balance of state and political subdivision loans decreased $31.6 million from a year ago as a result of several pay-offs during 2020 and 2021. This resulted in a decrease of $311,000 on total interest income due to volume.

•	The average balance of other loans increased $17.1 million as a result of an increase in outstanding student loans. This resulted in an increase of $208,000 on total interest income due to volume.

Total interest expense decreased $595,000 for the three months ended March 31, 2021 compared with the comparative period last year primarily as a result of a decrease in the cost of interest-bearing liabilities. Interest expense decreased $1,178,000 due to rate as a result of a decrease in the average rate paid on interest-bearing liabilities from 0.91% to 0.54%. The decrease was driven by the Federal Reserve interest rate cuts in the first quarter of 2020.

•
The average balance of interest bearing deposits increased $316.3 million from March 31, 2020 to March 31, 2021. The primary cause of the increase was the MidCoast acquisition completed in the second quarter of 2020 and government stimulus funds in response to the pandemic. We experienced increases of $90.1 million in NOW accounts, $42.3 million in savings accounts, $64.5 million in money market accounts and $119.5 million in certificates of deposit. The cumulative effect of these volume changes was an increase in interest expense of $622,000.  (see also “Financial Condition – Deposits”). The average rate paid on interest bearing deposits was 0.49% for the first three months of 2021 and 0.93% for the comparable period in 2020. This resulted in a decrease in interest expense of $1,011,000. The decrease was due to the Federal Reserve cutting interest rates during the first quarter of 2020.

•
The average balance of other borrowed funds decreased $7.6 million from a year ago. This resulted in a decrease in interest expense of $39,000. There was a decrease in the average rate paid on other borrowed funds from 1.98% to 1.20% due to a decrease in rates as a result of Federal Reserve interest rate decreases in 2020 resulting in a decrease in interest expense of $167,000.

Provision for Loan Losses

For the three month period ended March 31, 2021, we recorded a provision for loan losses of $650,000, which represents an increase of $250,000 from the $400,000 provision recorded in the corresponding three months of last year. The provision was higher in 2021 due to loans acquired as part of the MidCoast acquisition maturing and being refinanced with the Company and now subject to the Company’s allowance calculation. (see “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

Non-interest Income

The following table shows the breakdown of non-interest income for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three months ended March 31,		Change
	2021	2020	Amount	%
Service charges	$1,106	$1,081	$25	2.3
Trust	307	198	109	55.1
Brokerage and insurance	376	340	36	10.6
Gains on loans sold	503	167	336	201.2
Equity security gains (losses), net	187	(254)	441	(173.6)
Available for sale security gains, net	50	-	50	NA
Earnings on bank owned life insurance	1,315	156	1,159	742.9
Other	391	163	228	139.9
Total	$4,235	$1,851	$2,384	128.8

Non-interest income for the three months ended March 31, 2021 totaled $4,235,000, an increase of $2,384,000 when compared to the same period in 2020.  During the first three  months of 2021, net equity security gains amounted to $187,000 as a result of market gains associated with general stock market increases compared with a $254,000 loss in the comparable 2020 period associated with the Covid-19 pandemic. During the first three months of 2021, there were $50,000 of gains from the sale of available for sale securities. There were no sales in the comparable period of 2020. We sold $5.0 million of US treasury securities for a pre-tax gain of $50,000 in 2021.

The increase in gains on loans sold is attributable to a $13.3 million increase in loans sold for the three months ended March 31, 2021 as a result of the low rate environment, which has significantly increased residential refinancings. The increase in Trust revenues is due to higher estate settlement fees and asset levels in 2021 compared to 2020. The increase in other income is due to fees on offering back to back swaps to certain customers, which generated fee income of $226,000 in 2021. The increase in earnings on bank owned life insurance is due to two former employees of the Company passing during the first quarter of 2021, which generated a death benefit payable to the Company of $1,155,000

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three months ended March 31,		Change
	2021	2020	Amount	%
Salaries and employee benefits	$6,263	$5,414	$849	15.7
Occupancy	783	526	257	48.9
Furniture and equipment	143	131	12	9.2
Professional fees	448	325	123	37.8
FDIC insurance	129	71	58	81.7
Pennsylvania shares tax	339	275	64	23.3
Amortization of intangibles	49	50	(1)	(2.0)
Merger and acquisition	-	376	(376)	NA
Software expenses	313	247	66	26.7
ORE expenses (recovery)	86	32	54	168.8
Other	1,394	1,474	(80)	(5.4)
Total	$9,947	$8,921	$1,026	11.5

Non-interest expenses increased $1,026,000 for the three months ended March 31, 2021 compared to the same period in 2020. Salaries and employee benefits increased $849,000 or 15.7%. The increase was due to merit increases effective at the beginning of 2021, additional headcount as part of the MidCoast acquisition and increased profit sharing expenses due to increased profitability of the Company.

The increase in occupancy expenses is due to the additional branches acquired as part of the MidCoast acquisition. The decrease in merger and acquisition costs was due to costs associated with the MidCoast acquisition that closed in April 2020. The increase in FDIC insurance was due to final credit received from the FDIC in the first quarter of 2020 as the Deposit Insurance Fund reserve ratio exceeded 1.38%.

Provision for Income Taxes

The provision for income taxes was $1,616,000 for the three month period ended March 31, 2021 compared to $889,000 for the same period in 2020. The increase is primarily attributable to the increase in income before the provision for income taxes of $4,659,000 for the comparable periods.  Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 16.0% and 16.4% for the first three months of 2021 and 2020, respectively, compared to the statutory rate of 21%. The decrease in the effective tax rate is due to life insurance earnings being exempt from federal income taxes.

We are invested in four limited partnerships that have established low-income housing projects in our market areas. We anticipate recognizing an aggregate of $247,000 of tax credits over the next 1.75 years, with an additional $106,000 anticipated to be recognized during 2021.

Financial Condition

Total assets were $2.00 billion at March 31, 2021, an increase of $103.9 million from $1.89 billion at December 31, 2020, due primarily to deposit growth fueled by government stimulus payments in response to the COVID-19 pandemic. Cash and cash equivalents increased $82.1 million to $150.8 million. Available for sale securities increased $26.8 million and net loans decreased $1.6 million to $1.39 billion at March 31 2021. Total deposits increased $98.6 million to $1.69 billion since year-end 2020, while borrowed funds decreased $2.7 million to $86.2 million.

Cash and Cash Equivalents

Cash and cash equivalents totaled $150.8 million at March 31, 2021 compared to $68.7 million at December 31, 2020, an increase of $82.1 million. The increase was attributable to deposit growth as customers continue to receive government stimulus funds payments. Management actively measures and evaluates its liquidity position through our Asset–Liability Committee and believes its liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.
Investments

The following table shows the composition of the investment portfolio (including debt and equity securities) as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021		December 31, 2020
	Amount	%	Amount	%
Debt securities:
U. S. Agency securities	$79,709	24.6	$81,416	27.4
U. S. Treasury notes	40,362	12.5	28,043	9.4
Obligations of state & political subdivisions	102,345	31.6	102,972	34.7
Corporate obligations	6,983	2.1	6,509	2.2
Mortgage-backed securities in government sponsored entities	92,568	28.5	76,249	25.7
Equity securities	2,118	0.7	1,931	0.6
Total	$324,085	100.0	$297,120	100.0

	March 31, 2021/ December 31, 2020 Change
	Amount	%
Debt securities:
U. S. Agency securities	$(1,707)	(2.1)
U. S. Treasury notes	12,319	43.9
Obligations of state & political subdivisions	(627)	(0.6)
Corporate obligations	474	7.3
Mortgage-backed securities in government sponsored entities	16,319	21.4
Equity securities	187	9.7
Total	$26,965	9.1

Our investment portfolio increased by $27.0 million, or 9.1%, from December 31, 2020 to March 31, 2021. During 2021, we purchased $6.1 million of U.S. agency obligations, $17.5 million of U.S. treasury securities, $4.0 million state and political securities, $26.1 million of mortgage backed securities and $500,000 corporate securities, which was offset by $8.3 million of principal repayments and $9.5 million of calls and maturities that occurred during the first three months of 2021. We sold $5.0 million of treasury securities to recognize a gain and to redeploy into higher yielding investments. As a result of changes in market interest rates, the unrealized gain on available for sale investment portfolio decreased $4.1 million. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the three month period ended March 31, 2021 yielded 2.18%, compared to 2.82% in the comparable period in 2020, on a tax equivalent basis.

The investment strategy for 2021 has been to utilize cashflows from the investment portfolio and deposit inflows to purchase U.S. treasury securities, mortgage backed securities in government sponsored entities and obligations of state and political securities. The increase in the investment portfolio was in response to the deposit inflows that occurred in the first quarter of 2021. We continually monitor interest rate trading ranges and seek to time investment security purchases when rates are in the top third of the trading range. The Bank believes its investment strategy has appropriately mitigated its interest rate risk exposure for various rate environments, while providing sufficient cashflows to meet liquidity needs.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the investment portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor withdrawal requirements and various credit needs of its customers.

Loans Held for Sale

Loans held for sale decreased $4.7 million to $9.9 million as of March 31, 2021 from December 31, 2020. The decrease in loans held for sale was due to a decrease in the amount of refinancings occurring due to the low rate environment.

Loans

The following table shows the composition of the loan portfolio as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021		December 31, 2020
	Amount	%	Amount	%
Real estate:
Residential	$203,273	14.5	$201,911	14.4
Commercial	605,547	43.1	596,255	42.4
Agricultural	315,313	22.5	315,158	22.4
Construction	42,651	3.0	35,404	2.5
Consumer	26,181	1.9	30,277	2.2
Other commercial loans	109,168	7.8	114,169	8.1
Other agricultural loans	41,378	2.9	48,779	3.5
State & political subdivision loans	60,890	4.3	63,328	4.5
Total loans	1,404,401	100.0	1,405,281	100.0
Less allowance for loan losses	16,560		15,815
Net loans	$1,387,841		$1,389,466

	March 31, 2021/ December 31, 2020 Change
	Amount	%
Real estate:
Residential	$1,362	0.7
Commercial	9,292	1.6
Agricultural	155	0.0
Construction	7,247	20.5
Consumer	(4,096)	(13.5)
Other commercial loans	(5,001)	(4.4)
Other agricultural loans	(7,401)	(15.2)
State & political subdivision loans	(2,438)	(3.8)
Total loans	$(880)	(0.1)

The Bank’s lending efforts have historically been focused in north central Pennsylvania and southern New York. With the acquisition of FNB and the opening of offices in Lancaster County, this focus has grown to include Lebanon, Schuylkill, Berks and Lancaster County markets of south central, Pennsylvania. We have a limited branch office in Union County that is staffed by a lending team to primarily support agricultural opportunities in central Pennsylvania. In December 2017, we completed a branch acquisition in State College, which provides us with opportunities in Centre County, Pennsylvania and other areas of central Pennsylvania. In April 2020, we completed the MidCoast acquisition, which expanded our markets into the State of Delaware with activity centered around the cities of Wilmington and Dover, Delaware. In November of 2020, we opened a branch in Kennett Square, Pennsylvania, to further serve customers obtained as part of the MidCoast acquisition, as well as to expand operations into Chester County, Pennsylvania. We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships our lending teams have with their customers and our lenders expertise in certain areas, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank’s website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors. As of March 31, 2021, the Company had one industry specific loan concentration to the dairy industry, totaling $135.5 million or 9.7% of total loans compared to $139.1 million or 9.9% of total loans at December 31, 2020.

During the first three months of 2021, the primary driver of growth was the Delaware markets, which saw significant activity in commercial real estate loan and construction loan activity. The decrease in consumer loans is due to a decrease in student loans, which is expected to pick up over the remainder of 2021. Other agricultural loans decreased $7.4 million primarily due to paydowns on lines of credit. The decrease in state and political loans of $2.4 million is due to pricing in the municipal bond market, which was attractive to the borrowers during the first quarter of 2021 and is expected to pose significant challenges in the second quarter as well. The decrease in other commercial loans is due to the PPP program. Loans issued as part of the PPP program total $28.3 million as of March 31, 2021 compared to $37.2 million as of December 31, 2020 for a change of $8.9 million. Commercial and agricultural loan demand is subject to significant competitive pressures, the yield curve, and overall national, regional and local economic conditions.

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

Residential real estate loans increased slightly during the first three months of 2021. Loan demand for conforming mortgages, which the Company typically sells on the secondary market, remained high during the first quarter of 2021 as a result of the low rate environment. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.

In response to the Covid-19 pandemic, the Company has implemented programs to assist our customers. These include allowing customers to make interest only payments for up to 60 days and allowing certain customers in specific industries like hospitality to defer both principal and interest payments for up to 120 days. Customers are eligible to request additional modifications.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio at the balance sheet date.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the three months ended March 31, 2021 and for the years ended December 31, 2020, 2019, 2018 and 2017 dollars in thousands):

	March 31,	December 31,
	2021	2020	2019	2018	2017
Balance at beginning of period	$15,815	$13,845	$12,884	$11,190	$8,886
Charge-offs:
Real estate:
Residential	-	-	32	118	107
Commercial	-	435	578	66	41
Agricultural	-	4	-	-	30
Consumer	4	50	49	40	130
Other commercial loans	-	44	38	91	-
Other agricultural loans	-	-	60	50	5
Total loans charged-off	4	533	757	365	313
Recoveries:
Real estate:
Residential	-	14	-	69	-
Commercial	89	37	-	3	11
Agricultural	-	19	-	-	-
Consumer	6	21	33	31	49
Other commercial loans	4	12	10	30	16
Other agricultural loans	-	-	-	1	1
Total loans recovered	99	103	43	134	77

Net loans (recovered) charged-off	(95)	430	714	231	236
Provision charged to expense	650	2,400	1,675	1,925	2,540
Balance at end of year	$16,560	$15,815	$13,845	$12,884	$11,190

Loans outstanding at end of period	$1,404,401	$1,405,281	$1,115,569	$1,081,883	$1,000,525
Average loans outstanding, net	$1,403,841	$1,291,838	$1,102,565	$1,044,250	$883,355
Non-performing assets:
Non-accruing loans	$10,680	$10,732	$11,536	$13,724	$10,171
Accrual loans - 90 days or more past due	478	525	487	68	555
Total non-performing loans	$11,158	$11,257	$12,023	$13,792	$10,726
Foreclosed assets held for sale	1,720	1,836	3,404	601	1,119
Total non-performing assets	$12,878	$13,093	$15,427	$14,393	$11,845

Annualized net (recoveries) charge-offs to average loans	(0.03)%	0.03%	0.06%	0.02%	0.03%
Allowance to total loans	1.18%	1.13%	1.24%	1.19%	1.12%
Allowance to total non-performing loans	148.41%	140.49%	115.15%	93.42%	104.33%
Non-performing loans as a percent of loans net of unearned income	0.79%	0.80%	1.08%	1.27%	1.07%
Non-performing assets as a percent of loans net of unearned income	0.92%	0.93%	1.38%	1.33%	1.18%

Management believes that it uses the best information available when establishing the allowance for loan losses and that the allowance for loan losses is adequate as of March 31, 2021.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The allowance for loan losses was $16,560,000 or 1.18% of total loans as of March 31, 2021, as compared to $15,815,000 or 1.13% of loans as of December 31, 2020. The $745,000 increase in the allowance during the first three months of 2021 is the result of a $650,000 provision and net recoveries of $95,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category as of March 31, 2021 and December 31, 2020, 2019, 2018 and 2017 (dollars in thousands):

	March 31,		December 31
	2021		2020		2019		2018		2017
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Real estate loans:
Residential	$1,167	14.5	$1,174	14.4	$1,114	19.4	$1,105	19.9	$1,049	21.4
Commercial	6,683	43.1	6,216	42.4	4,549	30.7	4,115	29.5	3,867	30.8
Agricultural	4,917	22.5	4,953	22.4	5,022	27.9	4,264	26.3	3,143	24.0
Construction	151	3.0	122	2.5	43	1.4	58	3.1	23	1.3
Consumer	237	1.9	321	2.2	112	0.9	120	0.9	124	1.0
Other commercial loans	1,504	7.8	1,226	8.1	1,255	6.3	1,354	6.9	1,272	7.2
Other agricultural loans	789	2.9	864	3.5	961	4.9	752	3.9	492	3.8
State & political subdivision loans	470	4.3	479	4.5	536	8.5	762	9.5	816	10.5
Unallocated	642	N/A	460	N/A	253	N/A	354	N/A	404	N/A
Total allowance for loan losses	$16,560	100.0	$15,815	100.0	$13,845	100.0	$12,884	100.0	$11,190	100.0

As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate totaled 65.6% of the loan portfolio as of March 31, 2021, 70.05% of the allowance at that date was assigned to this segment of the loan portfolio as these loans have more inherent credit risk than residential real estate or loans to state and political subdivisions.

The following table identifies amounts of loans contractually past due 30 to 89 days and non-performing loans by loan category, as well as the change from December 31, 2020 to March 31, 2021 in non-performing loans (dollars in thousands). Non-performing loans include accruing loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management’s assessment of its ultimate ability to collect principal and interest.

	March 31, 2021				December 31, 2020
		Non-Performing Loans				Non-Performing Loans
(in thousands)	30 - 89 Days Past Due Accruing	90 Days Past Due Accruing	Non- accrual	Total Non- Performing	30 - 89 Days Past Due Accruing	90 Days Past Due Accruing	Non- accrual	Total Non- Performing
Real estate:
Residential	$377	$251	$794	$1,045	$1,351	$275	$812	$1,087
Commercial	665	-	4,853	4,853	1,247	70	4,529	4,599
Agricultural	44	150	3,064	3,214	366	150	3,133	3,283
Construction	-	-	-	-	-	-	-	-
Consumer	153	27	-	27	155	30	-	30
Other commercial loans	919	50	1,050	1,100	930	-	1,284	1,284
Other agricultural loans	224	-	919	919	71	-	974	974
Total nonperforming loans	$2,382	$478	$10,680	$11,158	$4,120	$525	$10,732	$11,257

	Change in Non-Performing Loans
	March 31, 2021 /December 31, 2020
(in thousands)	Amount	%
Real estate:
Residential	$(42)	(3.9)
Commercial	254	5.5
Agricultural	(69)	(2.1)
Construction	-	NA
Consumer	(3)	(10.0)
Other commercial loans	(184)	(14.3)
Other agricultural loans	(55)	(5.6)
Total nonperforming loans	$(99)	(0.9)

For the three months ended March 31, 2021, we recorded a provision for loan losses of $650,000. Non-performing loans decreased $99,000 or 0.9%, from December 31, 2020 to March 31, 2021, primarily due to a commercial customer and an agricultural real estate customer making payments on their loans. Approximately 50.5% of the Bank’s non-performing loans at March 31, 2021 are associated with the following three customer relationships:

•
A commercial loan relationship with $2.0 million outstanding, and additional letters of credit of $2.1 million available, secured by undeveloped land, stone quarries and equipment, was on non-accrual status as of March 31, 2021. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer, who provides excavation services and stone for pad construction related to these activities. During 2019, the Company had the underlying equipment collateral appraised. The 2019 appraisal indicated a decrease in collateral values compared to the appraisal ordered for the loan origination and an appraisal performed in 2017, however, the loan was still considered well secured on a loan to value basis at March 31, 2021. In the fourth quarter of 2020, a forbearance agreement was signed with this customer, which the customer remains in compliance with as of March 31, 2021. Management determined that no specific reserve was required as of March 31, 2021.

•
An agricultural loan customer with a total loan relationship of $2.4 million, secured by real estate, equipment and cattle, was on non-accrual status as of March 31, 2021. The customer declared bankruptcy during the fourth quarter of 2018 and developed a workout plan that was approved in the fourth quarter of 2019 and resulted in monthly payments resuming in late 2019 that continued in 2020 and 2021. Included within these loans to this customer are $911,000 of loans which are subject to Farm Service Agency guarantees. Depressed milk prices and the pandemic have created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices, which is not assured, we will need to rely upon the collateral for repayment of interest and principal. As of March 31, 2021, there was a specific reserve of $131,000 for this relationship.

•
An agricultural loan customer with a total loan relationship of $1.2 million, secured by real estate was on non-accrual status as of March 31, 2021. The COVID-19 pandemic has escalated the cash flow difficulties this customer was experiencing. We expect that we will need to rely upon the collateral for repayment of interest and principal. Management reviewed the collateral and determined that no specific reserve was required as of March 31, 2021.

Management of the Company believes that the allowance for loan losses as of March 31, 2021 is adequate, which is based on the following factors:

•	The three loan relationships described above comprised 50.5% of the non-performing loan balance, which had approximately $131,000 of specific reserves, as of March 31, 2021.

•
The Company has a history of low charge-offs, and has a net recovery for the first three months of 2021. Net (recoveries) charge-offs for the first three months of 2021 were (0.03) % and were 0.03% for all of 2020.

Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of March 31, 2021, and December 31, 2020, the cash surrender value of the life insurance was $30.2 million and $32.6 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations. The amounts recorded as non-interest income totaled $1,315,000 and $156,000 for the three month periods ended March 31, 2021 and 2020, respectively. During the first quarter of 2021, the Company received proceeds of $3,714,000, which included death benefits of $1,155,000 on two former employees of the Company. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

The Company agreements that were purchased directly from insurance companies are structured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB provide a fixed split-dollar benefit for the beneficiary’s estate, which is dependent on several factors including whether the covered individual was a former Director of First National Bank of Fredericksburg (“FNB”) or a former employee of FNB and their salary level. As of March 31, 2021, and December 31, 2020, included in other liabilities on the Consolidated Balance Sheet was a liability of $689,000 and $687,000, respectively, for the obligation under the split-dollar benefit agreements.

Premises and Equipment

Premises and equipment increased $502,000 to $17.5 million as of March 31, 2021 from December 31, 2020 as a result of a building purchase.

Deposits

The following table shows the composition of deposits as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31, 2021		December 31, 2020
	Amount	%	Amount	%
Non-interest-bearing deposits	$336,438	19.9	$303,762	19.1
NOW accounts	442,338	26.2	422,083	26.6
Savings deposits	283,594	16.8	255,853	16.1
Money market deposit accounts	252,335	15.0	225,968	14.2
Certificates of deposit	372,765	22.1	381,192	24.0
Total	$1,687,470	100.0	$1,588,858	100.0

	March 31, 2021/ December 31, 2020 Change
	Amount	%
Non-interest-bearing deposits	$32,676	10.8
NOW accounts	20,255	4.8
Savings deposits	27,741	10.8
Money market deposit accounts	26,367	11.7
Certificates of deposit	(8,427)	(2.2)
Total	$98,612	6.2

Deposits increased $98.6 million since December 31, 2020. The driver of the increase was government stimulus funds in response to the COVID 19 pandemic, which includes PPP loan proceeds deposited into a non-interest bearing deposit account at the Bank. We continue to enhance our cash management services to improve our customer services and to grow deposits through our current customers.

Borrowed Funds

Borrowed funds were $86.2 million and $88.8 million as of December 31, 2021 and December 31, 2020, respectively. The decrease in borrowed funds was due to the maturity of a $2.0 million long-term advance and $667,000 decrease in repurchase agreements. As of March 31, 2021, long-term advances total $47.0 million, short-term advances total $25.0 million and repurchase agreements total $14.2 million.

In April 2020, the Bank entered into two interest rate swap agreements to convert floating-rate debt to fixed rate debt on notional amounts of $15.0 million and $10.0 million. The interest rate swap instruments involve an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amounts. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on April 1, 2020 and expire on April 1, 2025 and April 1, 2027. In April 2020, the Company entered into an interest rate swap agreement to convert floating-rate debt to fixed rate debt on a notional amounts of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on April 13, 2020 and expire on June 17, 2027. In May of 2020, the Bank entered into three two year forward interest rate swaps that will convert floating rate debt to fixed rate debt on notional amounts of $6.0 million each.  The interest rate swap instruments involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on May 14, 2020 and expire on May 14, 2027, 2029 and 2032. The fair value of the interest rate swaps at March 31, 2021 was $2,036,000 and is included within other assets on the consolidated balance sheets.

The Company’s current strategy for borrowings is to consider terms and structures to manage interest rate risk and liquidity in a rising rate environment. The Company’s daily cash requirements or short-term investments are primarily met by using the financial instruments available through the Federal Home Loan Bank of Pittsburgh.

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

Total stockholders’ equity was $198.8 million at March 31, 2021 compared to $194.3 million at December 31, 2020, an increase of $4,548,000, or 2.3%.  Excluding accumulated other comprehensive income (loss), stockholders’ equity increased $6.1 million, or 3.2%. The Company purchased 9,202 shares of treasury stock at a weighted average cost of $55.65 per share. For the three months of 2021, the Company had net income of $8.5 million and declared cash dividends of $1.8 million, or $0.465 per share, representing a cash dividend payout ratio of 21.5%.

All of the Company’s debt investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. As a result of changes in the interest rate environment, the defined benefit plan obligations and the interest rate swaps entered into during 2020, accumulated other comprehensive income decreased approximately $1.6 million from December 31, 2020.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios  of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2021 and December 31, 2020, that the Bank meets all capital adequacy requirements to which it was subject at such dates.

As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy.  Under the CBLR framework a qualifying community bank is considered well-capitalized if its leverage ratio (Tier 1 capital divided by average total consolidated assets) exceeds 9%. Following the passage of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in response to the COVID-19 pandemic, the federal banking regulators revised the CBLR framework as follows: (i) beginning in the second quarter of 2020, a qualifying community bank need only have a leverage ratio of at least 8%, subject to the other qualifying requirements, and (ii) if a qualifying community bank’s leverage ratio falls below 8%, then it will have two calendar quarters to maintain a leverage ratio of 7% or greater.  These revisions under the CARES Act are effective April 23, 2020 and terminated on December 31, 2020.  Following such termination there is a grace period for returning to the 9% CBLR threshold.  The CBLR will be set at 8.5% for 2021, and 9% thereafter.  The grace period is also adjusted to account for the graduating increase. As a result, in 2021, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 7.5%. Thereafter, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 8%. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At March 31, 2021, the Bank was considered “well-capitalized” under the CBLR framework, with a leverage ratio of 8.84%.

Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs.  The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Commitments to extend credit	$304,350	$274,327
Standby letters of credit	18,709	21,978
	$323,059	$296,305

We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at March 31, 2021 and December 31, 2020 was $12,172,000 and $12,210,000, respectively. The Company reserves the right to discontinue this service without prior notice.

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

The Company’s use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first three months of 2021 were $785,000 compared to $507,000 during the same time period in 2020.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank had a maximum borrowing capacity at the FHLB of approximately $727.4 million, of which $109.9 million was outstanding, at March 31, 2021. The Bank also had two federal funds lines with third party providers in the total amount of $34.0 million as of March 31, 2021, which are unsecured and undrawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $12.8 million, which also is not drawn upon as of March 31, 2021. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial Services, Inc. is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial Services, Inc.’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At March 31, 2021, Citizens Financial Services, Inc. (on an unconsolidated basis) had liquid assets of $7.7 million.

Interest Rate and Market Risk Management

The objective of interest rate sensitivity management is to maintain an appropriate balance between the stable growth of income and the risks associated with maximizing income through interest sensitivity imbalances and the market value risk of assets and liabilities.

Because of the nature of our operations, we are not subject to foreign currency exchange or commodity price risk and, because we have no trading portfolio, we are not subject to trading risk. Currently, the Company has equity securities that represent only 0.11% of its total assets and, therefore, equity risk is not significant.

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

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company’s risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of March 31, 2021 (dollars in thousands):

		Change In	% Change In
	Prospective One-Year	Prospective	Prospective
Changes in Rates	Net Interest Income	Net Interest Income	Net Interest Income
-100 Shock	59,242	(1,080)	(1.79)
Base	60,322	-	-
+100 Shock	59,803	(519)	(0.86)
+200 Shock	59,821	(501)	(0.83)
+300 Shock	59,763	(559)	(0.93)
+400 Shock	59,573	(749)	(1.24)

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

(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. At March 31, 2021, the risk factors of the Company have not changed materially from those reported in our Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
1/1/21 to 1/31/21	-	$0.00	-	158,202
2/1/21 to 2/28/21	8,121	$55.61	8,121	150,081
3/1/21 to 3/31/21	1,081	$55.94	1,081	149,000
Total	9,202	$55.65	9,202	149,000

(1)
On October 20, 2015, the Company announced that the Board of Directors authorized the Company to repurchase up to an additional 150,000 shares.  The repurchases will be conducted through open-market purchases or privately negotiated transactions and will be made from time to time depending on market conditions and other factors.  No time limit was placed on the duration of the share repurchase program.  Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. This authorization was fully utilized during the first quarter of 2021.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended  March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows (unaudited) and (vi) related notes (unaudited).

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 26, 2021.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 17, 2020.

(3)	Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Citizens Financial Services, Inc.
(Registrant)

May 6, 2021	/s/ Randall E. Black
By: Randall E. Black
President and Chief Executive Officer
(Principal Executive Officer)

May 6, 2021	/s/ Stephen J. Guillaume
By: Stephen J. Guillaume
Chief Financial Officer
(Principal Financial and Accounting Officer)