Form 10-Q
period 2021-06-30
CITIZENS FINANCIAL SERVICES INC
filed 2021-08-05
CIK 739421

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
Or

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

The number of outstanding shares of the Registrant’s Common Stock, as of July 29, 2021, was 3,951,890.

Citizens Financial Services, Inc.
Form 10-Q

Index

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

(in thousands except share data)	June 30, 2021	December 31, 2020
ASSETS:
Cash and due from banks:
Noninterest-bearing	$17,403	$16,374
Interest-bearing	90,791	52,333
Total cash and cash equivalents	108,194	68,707
Interest bearing time deposits with other banks	12,266	13,758
Equity securities	2,148	1,931
Available-for-sale securities	369,002	295,189
Loans held for sale	5,282	14,640

Loans (net of allowance for loan losses:
2021, $16,931 and 2020, $15,815)	1,398,178	1,389,466

Premises and equipment	17,243	16,948
Accrued interest receivable	5,564	5,998
Goodwill	31,376	31,376
Bank owned life insurance	30,353	32,589
Other intangibles	1,705	1,668
Other assets	21,989	19,404
TOTAL ASSETS	$2,003,300	$1,891,674

LIABILITIES:
Deposits:
Noninterest-bearing	$339,414	$303,762
Interest-bearing	1,342,973	1,285,096
Total deposits	1,682,387	1,588,858
Borrowed funds	97,830	88,838
Accrued interest payable	789	1,017
Other liabilities	17,875	18,702
TOTAL LIABILITIES	1,798,881	1,697,415
STOCKHOLDERS' EQUITY:
Preferred Stock $1.00 par value; authorized 3,000,000 shares at June 30, 2021 and December 31, 2020; none issued in 2021 or 2020	-	-
Common stock $1.00 par value; authorized 25,000,000 shares at June 30, 2021 and December 31, 2020; issued 4,388,901 at June 30, 2021 and 4,350,342 at December 31, 2020	4,389	4,350
Additional paid-in capital	78,412	75,908
Retained earnings	135,714	126,627
Accumulated other comprehensive income	1,610	2,587
Treasury stock, at cost: 437,328 shares at June 30, 2021 and 428,492 shares at December 31, 2020	(15,706)	(15,213)
TOTAL STOCKHOLDERS' EQUITY	204,419	194,259
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,003,300	$1,891,674

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
INTEREST INCOME:
Interest and fees on loans	$16,370	$16,407	$33,064	$30,045
Interest-bearing deposits with banks	111	97	217	192
Investment securities:
Taxable	941	1,126	1,791	2,233
Nontaxable	547	463	1,091	852
Dividends	106	67	207	177
TOTAL INTEREST INCOME	18,075	18,160	36,370	33,499
INTEREST EXPENSE:
Deposits	1,525	1,657	3,123	3,644
Borrowed funds	338	217	594	679
TOTAL INTEREST EXPENSE	1,863	1,874	3,717	4,323
NET INTEREST INCOME	16,212	16,286	32,653	29,176
Provision for loan losses	500	550	1,150	950
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,712	15,736	31,503	28,226
NON-INTEREST INCOME:
Service charges	1,163	914	2,269	1,995
Trust	185	145	492	343
Brokerage and insurance	406	249	782	589
Gains on loans sold	311	260	814	427
Equity security gains (losses), net	29	11	216	(243)
Available for sale security gains, net	-	117	50	117
Earnings on bank owned life insurance	163	178	1,478	334
Other	449	195	840	358
TOTAL NON-INTEREST INCOME	2,706	2,069	6,941	3,920
NON-INTEREST EXPENSES:
Salaries and employee benefits	6,481	5,895	12,744	11,309
Occupancy	711	651	1,494	1,177
Furniture and equipment	141	189	284	320
Professional fees	395	438	843	763
FDIC insurance	129	135	258	206
Pennsylvania shares tax	178	259	517	534
Amortization of intangibles	49	55	98	105
Merger and acquisition	-	1,803	-	2,179
Software expenses	354	246	667	493
ORE expenses	167	159	253	191
Other	1,715	1,583	3,109	3,057
TOTAL NON-INTEREST EXPENSES	10,320	11,413	20,267	20,334
Income before provision for income taxes	8,098	6,392	18,177	11,812
Provision for income taxes	1,451	1,054	3,067	1,943
NET INCOME	$6,647	$5,338	$15,110	$9,869

PER COMMON SHARE DATA:
Net Income - Basic	$1.69	$1.37	$3.83	$2.64
Net Income - Diluted	$1.69	$1.37	$3.83	$2.64
Cash Dividends Paid	$0.460	$0.446	$0.920	$0.989

Number of shares used in computation - basic	3,944,488	3,883,734	3,946,184	3,737,759
Number of shares used in computation - diluted	3,944,560	3,884,763	3,946,219	3,738,273

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended, June 30,
(in thousands)	2021	2020	2021	2020
Net income	$6,647	$5,338	$15,110	$9,869
Other comprehensive income (loss):
Change in unrealized gains (losses) on available for sale securities	1,441	400	(2,653)	4,735
Income tax effect	(302)	(84)	557	(995)
Change in unrecognized pension cost	82	267	173	424
Income tax effect	(18)	(56)	(37)	(90)
Change in unrealized loss on interest rate swaps	(754)	(566)	1,293	(566)
Income tax effect	159	120	(271)	120
Less: Reclassification adjustment for investment security gains included in net income	-	(117)	(50)	(117)
Income tax effect	-	25	11	25
Other comprehensive income (loss), net of tax	608	(11)	(977)	3,536
Comprehensive income	$7,255	$5,327	$14,133	$13,405

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional		Accumulated Other
(in thousands, except share data)	Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total

Balance, March 31, 2021	4,350,342	$4,350	$75,908	$133,270	$1,002	$(15,723)	$198,807

Comprehensive income:
Net income				6,647			6,647
Net other comprehensive income					608		608
Stock dividend	38,559	39	2,313	(2,352)			-
Purchase of treasury stock (5,554 shares)						(336)	(336)
Restricted stock, executive and Board of Director awards (5,331 shares)			(207)			353	146
Restricted stock vesting			398				398
Cash dividends, $0.460 per share				(1,851)			(1,851)
Balance, June 30, 2021	4,388,901	$4,389	$78,412	$135,714	$1,610	$(15,706)	$204,419

Balance, December 31, 2020	4,350,342	$4,350	$75,908	$126,627	$2,587	$(15,213)	$194,259

Comprehensive income:
Net income				15,110			15,110
Net other comprehensive (loss)					(977)		(977)
Stock dividend	38,559	39	2,313	(2,352)			-
Purchase of treasury stock (14,756 shares)						(849)	(849)
Restricted stock, executive and Board of Director awards (5,419 shares)			(215)			359	144
Restricted stock vesting			403				403
Forfeited restricted stock			3			(3)	-
Cash dividends, $0.920 per share				(3,671)			(3,671)
Balance, June 30, 2021	4,388,901	$4,389	$78,412	$135,714	$1,610	$(15,706)	$204,419

Balance, March 31, 2020	3,938,668	3,939	55,129	113,374	2,918	(15,437)	159,923

Comprehensive income:
Net income				5,338			5,338
Net other comprehensive (loss)					(11)		(11)
Stock dividend	38,318	38	1,878	(1,916)			-
Issuance of Common stock	373,356	373	18,854				19,227
Purchase of treasury stock (4,505 shares)						(223)	(223)
Restricted stock, executive and Board of Director awards (6,447 shares)			(234)			326	92
Restricted stock vesting			241				241
Cash dividend reinvestment paid from treasury stock (6,120 shares)			(5)	-		309	304
Cash dividends, $0.446 per share				(1,796)			(1,796)
Balance, June 30, 2020	4,350,342	$4,350	$75,863	$115,000	$2,907	$(15,025)	$183,095

Balance, December 31, 2019	3,938,668	3,939	55,089	110,800	(629)	(14,425)	154,774

Comprehensive income:
Net income				9,869			9,869
Net other comprehensive income					3,536		3,536
Stock dividend	38,318	38	1,878	(1,916)			-
Issuance of Common stock	373,356	373	18,854				19,227
Purchase of treasury stock (27,917 shares)						(1,502)	(1,502)
Restricted stock, executive and Board of Director awards (6,651 shares)			(233)			338	105
Restricted stock vesting			281				281
Cash dividend reinvestment paid from treasury stock (10,276 shares)			(6)	-		564	558
Cash dividends, $0.989 per share				(3,753)			(3,753)
Balance, June 30, 2020	4,350,342	$4,350	$75,863	$115,000	$2,907	$(15,025)	$183,095

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

CITIZENS FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,110	$9,869
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,150	950
Depreciation and amortization	566	532
Amortization and accretion of loans and other assets	(2,333)	(1,796)
Amortization and accretion of investment securities	1,091	277
Deferred income taxes	1,029	173
Investment securities losses (gains), net	(266)	126
Earnings on bank owned life insurance	(1,478)	(334)
Originations of loans held for sale	(25,914)	(31,889)
Proceeds from sales of loans held for sale	35,812	15,542
Realized gains on loans sold	(814)	(427)
Decrease (increase) in accrued interest receivable	434	(809)
Decrease in accrued interest payable	(228)	(364)
Other, net	(2,436)	2,444
Net cash provided by (used in) operating activities	21,723	(5,706)
CASH FLOWS FROM INVESTING ACTIVITIES:
Available-for-sale securities:
Proceeds from sales	5,045	5,476
Proceeds from maturity and principal repayments	28,433	44,204
Purchase of securities	(111,036)	(76,877)
Purchase of equity securities	-	(245)
Purchase of interest bearing time deposits with other banks	-	(350)
Proceeds from life insurance	3,714	-
Proceeds from matured interest bearing time deposits with other banks	1,492	350
Proceeds from redemption of regulatory stock	2,235	6,383
Purchase of regulatory stock	(2,025)	(3,923)
Net increase in loans	(7,758)	(22,949)
Purchase of premises and equipment	(858)	(561)
Proceeds from sale of foreclosed assets held for sale	524	466
Acquisition, net of cash paid	-	1,023
Net cash used in investing activities	(80,234)	(47,003)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	93,529	93,339
Proceeds from long-term borrowings	9,869	5,000
Repayments of long-term borrowings	(2,000)	(3,000)
Net (decrease) increase in short-term borrowed funds	1,120	(17,423)
Purchase of treasury and restricted stock	(849)	(1,502)
Dividends paid	(3,671)	(3,195)
Net cash provided by financing activities	97,998	73,219
Net increase in cash and cash equivalents	39,487	20,510
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	68,707	18,520
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$108,194	$39,030

Supplemental Disclosures of Cash Flow Information:
Interest paid	$3,945	$4,523
Income taxes paid	$3,500	$-
Loans transferred to foreclosed property	$517	$-
Right of use asset and liability	$211	$-
Stock Dividend	$2,352	$1,916

Acquisition of		Midcoast Community Bancorp Inc.
Non-cash assets acquired
Available-for-sale securities	$-	$-
Interest bearing time deposits with other banks	-	-
Loans	-	223,235
Premises and equipment	-	1,787
Accrued interest receivable	-	586
Bank owned life insurance	-	3,766
Intangibles	-	157
Deferred tax asset	-	3,402
Other assets	-	2,878
Goodwill	-	8,080
	-	243,891
Liabilities assumed
Noninterest-bearing deposits	-	38,694
Interest-bearing deposits	-	170,132
Accrued interest payable	-	164
Borrowed funds	-	15,497
Other liabilities	-	1,198
	-	225,685
Net non-cash assets acquired	-	18,206
Cash and cash equivalents acquired	$-	$8,637

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Index

CITIZENS FINANCIAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

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

In the opinion of management of the Company, the accompanying interim consolidated financial statements at June 30, 2021 and for the periods ended June 30, 2021 and 2020 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations at the dates and for the periods presented. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and of revenues and expenses for the periods covered by the Consolidated Statement of Income. The financial performance reported for the Company for the three and six month periods ended June 30, 2021 is not necessarily indicative of the results to be expected for the full year.  This information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The following table depicts the disaggregation of revenue derived from contracts with customers to depict the nature, amount, timing, and uncertainty of revenue and cash flows for the three and six months ended June 30, 2021 and 2020 (in thousands). All revenue in the table below relates to goods and services transferred at a point in time.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue stream	2021	2020	2021	2020
Service charges on deposit accounts
Overdraft fees	$247	206	$505	$565
Statement fees	56	50	112	106
Interchange revenue	704	555	1,343	1,077
ATM income	101	59	199	142
Other service charges	55	44	110	105
Total Service Charges	1,163	914	2,269	1,995
Trust	185	145	492	343
Brokerage and insurance	406	249	782	589
Other	119	138	228	245
Total	$1,873	$1,446	$3,771	$3,172

Index
Note 3 – Earnings per Share

The following table sets forth the computation of earnings per share.

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income applicable to common stock	$6,647	$5,338	$15,110	$9,869

Basic earnings per share computation
Weighted average common shares outstanding	3,944,488	3,883,734	3,946,184	3,737,759
Earnings per share - basic	$1.69	$1.37	$3.83	$2.64

Diluted earnings per share computation
Weighted average common shares outstanding for basic earnings per share	3,944,488	3,883,734	3,946,184	3,737,759
Add: Dilutive effects of restricted stock	72	1,029	35	514
Weighted average common shares outstanding for dilutive earnings per share	3,944,560	3,884,763	3,946,219	3,738,273
Earnings per share - diluted	$1.69	$1.37	$3.83	$2.64

For the three months ended June 30, 2021 and 2020, there were 2,479 and 6,304 shares, respectively, related to the restricted stock plan that were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had per share prices ranging from $51.14-$62.33 for the three month period ended June 30, 2021 and per share prices ranging from $59.24-$62.93 for the three month period ended June 30, 2020. For the six months ended June 30, 2021 and 2020, 2,401 and 6,304 shares, respectively, related to the restricted stock plan were excluded from the diluted earnings per share calculations since they were anti-dilutive. These anti-dilutive shares had prices ranging from $51.14-$62.33 for the six month period ended June 30, 2021 and prices ranging from $59.24-$62.93 for the six month period ended June 30, 2020.

Note 4 – Investments

The amortized cost, gross unrealized gains and losses, and fair value of investment securities at June 30, 2021 and December 31, 2020 were as follows (in thousands):

June 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agency securities	$83,329	$1,727	$(545)	$84,511
U.S. treasury securities	69,408	404	(127)	69,685
Obligations of state and political subdivisions	106,369	2,858	(72)	109,155
Corporate obligations	10,892	67	(4)	10,955
Mortgage-backed securities in government sponsored entities	94,038	1,210	(552)	94,696
Total available-for-sale securities	$364,036	$6,266	$(1,300)	$369,002

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agency securities	$79,065	$2,403	$(52)	$81,416
U.S. treasury securities	27,442	601	-	28,043
Obligations of state and political subdivisions	100,089	2,938	(55)	102,972
Corporate obligations	6,413	96	-	6,509
Mortgage-backed securities in government sponsored entities	74,512	1,874	(137)	76,249
Total available-for-sale securities	$287,521	$7,912	$(244)	$295,189

Index
The following table shows the Company’s gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time, which individual securities have been in a continuous unrealized loss position, at June 30, 2021 and December 31, 2020 (in thousands). As of June 30, 2021, the Company owned 77 securities whose fair value was less than their cost basis.

June 30, 2021	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$32,225	$(545)	$-	$-	$32,225	$(545)
U.S. treasury securities	28,482	(127)	-	-	28,482	(127)
Obligations of state and political subdivisions	8,651	(35)	3,239	(37)	11,890	(72)
Corporate obligations	496	(4)	-	-	496	(4)
Mortgage-backed securities in government sponsored entities	43,942	(526)	2,111	(26)	46,053	(552)
Total securities	$113,796	$(1,237)	$5,350	$(63)	$119,146	$(1,300)

December 31, 2020
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. agency securities	$13,720	$(52)	$-	$-	$13,720	$(52)
Obligations of states and political subdivisions	5,407	(55)	-	-	5,407	(55)
Mortgage-backed securities in government sponsored entities	14,600	(99)	5,633	(38)	20,233	(137)
Total securities	$33,727	$(206)	$5,633	$(38)	$39,360	$(244)

As of June 30, 2021 and December 31, 2020, the Company’s investment securities portfolio contained unrealized losses on agency securities issued or backed by the full faith and credit of the United States government or are generally viewed as having the implied guarantee of the U.S. government, obligations of states and political subdivisions, corporate obligations and mortgage backed securities issued by government sponsored entities. For fixed maturity investments management considers whether the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss), the magnitude and duration of the decline, the reasons underlying the decline and the Company’s intent to sell the security or whether it is more likely than not that the Company would be required to sell the security before its anticipated recovery in fair value, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, if the Company does not intend to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. The Company has concluded that any impairment of its investment securities portfolio outlined in the above table is not other than temporary and is the result of interest rate changes, sector credit rating changes, or issuer-specific rating changes that are not expected to result in the non-collection of principal and interest during the period.

Index
Proceeds from sales of securities available-for-sale for the six months ended June 30, 2021 and 2020 were $5,045,000 and $5,476,000, respectively. There were no sales of available-for-sale securities during the three months ended June 30, 2021. Proceeds from sales of securities available-for-sale for the three months ended June 30, 2020 were $5,476,000. The gross gains and losses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Gross gains on available for sale securities	$-	$117	$50	$117
Gross losses on available for sale securities	-	-	-	-
Net gains	$-	$117	$50	$117

The following table presents the net gains (losses) on the Company’s equity investments recognized in earnings during the three and six month periods ended June 30, 2021 and 2020, and the portion of unrealized gains for the period that relates to equity investments held at June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Equity securities	2021	2020	2021	2020
Net gains (losses) recognized in equity securities during the period	$29	$11	$216	$(243)
Less: Net gains realized on the sale of equity securities during the period	-	-	-	-
Net unrealized gains (losses)	$29	$11	$216	$(243)

Investment securities with an approximate carrying value of $263.5 million and $245.4 million at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public funds, certain other deposits and borrowing lines.

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.   The amortized cost and fair value of debt securities (excludes equity securities) at June 30, 2021, by contractual maturity, are shown below (in thousands):

	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due in one year or less	$23,487	$23,744
Due after one year through five years	77,822	79,805
Due after five years through ten years	110,884	111,619
Due after ten years	151,843	153,834
Total	$364,036	$369,002

Note 5 – Loans

The Company grants loans primarily to customers throughout north central, central and south central Pennsylvania and the southern tier of New York. The recently completed MidCoast acquisition has expanded our lending market into Wilmington and Dover, Delaware.   Although the Company had a diversified loan portfolio at June 30, 2021 and December 31, 2020, a substantial portion of its debtors’ ability to honor their contracts is dependent on the economic conditions within these regions. The following table summarizes the primary segments of the loan portfolio and how those segments are analyzed within the allowance for loan losses as of June 30, 2021 and December 31, 2020 (in thousands):

June 30, 2021	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$202,171	$708	$19	$201,444
Commercial	641,633	8,844	2,235	630,554
Agricultural	310,274	4,490	1,647	304,137
Construction	63,065	-	-	63,065
Consumer	8,684	-	-	8,684
Other commercial loans	104,349	933	43	103,373
Other agricultural loans	33,720	1,047	-	32,673
State and political subdivision loans	51,213	-	-	51,213
Total	1,415,109	16,022	3,944	1,395,143
Allowance for loan losses	16,931	269	-	16,662
Net loans	$1,398,178	$15,753	$3,944	$1,378,481

Index
December 31, 2020	Total Loans	Individually evaluated for impairment	Loans acquired with deteriorated credit quality	Collectively evaluated for impairment
Real estate loans:
Residential	$201,911	$990	$20	$200,901
Commercial	596,255	9,183	2,937	584,135
Agricultural	315,158	4,645	1,686	308,827
Construction	35,404	-	-	35,404
Consumer	30,277	2	-	30,275
Other commercial loans	114,169	1,335	232	112,602
Other agricultural loans	48,779	1,122	-	47,657
State and political subdivision loans	63,328	-	-	63,328
Total	1,405,281	17,277	4,875	1,383,129
Allowance for loan losses	15,815	510	-	15,305
Net loans	$1,389,466	$16,767	$4,875	$1,367,824
During 2021 the Company continued its participation in the Paycheck Protection Program (“PPP”), administered directly by the U.S. Small Business Administration (the “SBA”). The PPP provides loans to small businesses who were affected by economic conditions as a result of COVID-19 to provide cash-flow assistance to employers who maintain their payroll (including healthcare and certain related expenses), mortgage interest, rent, leases, utilities and interest on existing debt during the COVID-19 emergency. As of June 30, 2021 and December 31, 2020, the Company had outstanding principal balances of $27.1 million and $37.2 million, respectively, of PPP loans that are included in other commercial loans. During 2021, the Company originated $24.3 million of loans, of which $23.2 million remain outstanding as of June 30, 2021. The PPP loans are fully guaranteed by the SBA and may be eligible for forgiveness by the SBA to the extent that the proceeds are used to cover eligible payroll costs, interest costs, rent, and utility costs over a period of up to 24 weeks after the loan is made as long as certain conditions are met regarding employee retention and compensation levels. PPP loans deemed eligible for forgiveness by the SBA will be repaid by the SBA to the Company. The SBA has issued guidance for forgiveness with a streamlined approach for loans of $150,000 or less.

In accordance with the SBA terms and conditions on these PPP loans, the Company received approximately $1.6 million in fees associated with the processing of the loans outstanding as of June 30,2021. Upon funding of the loan, these fees were deferred and will be amortized over the life of the loan as an adjustment to yield in accordance with FASB ASC 310-20-25-2. As of June 30, 2021, $1.4 million of deferred fees related to the PPP loans remain to be amortized.

The Company evaluated whether loans acquired as part of the MidCoast acquisition were within the scope of ASC 310-30, Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased credit-impaired loans (“PCI”) are loans that have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. There were no material increases or decreases in the expected cash flows of these loans between April 17, 2020 (the “acquisition date”) and June 30, 2021. The fair value of purchased credit-impaired loans, on the acquisition date, was determined, primarily based on the fair value of loan collateral. The carrying value of purchased loans acquired with deteriorated credit quality as a result of the MidCoast acquisition was $3,630,000 at June 30, 2021.

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

Index
The table below presents the components of the purchase accounting adjustments related to the purchased impaired loans acquired in the MidCoast Acquisition as of April 17, 2020 (in thousands):

April 17, 2020
Contractually required principal and interest at acquisition	$8,801
Non-accretable discount	(2,966)
Expected cash flows	5,835
Accretable discount	$(966)
Estimated fair value	$4,869

Changes in the accretable yield for PCI loans were as follows for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$688	$88	$788	$89
Acquisition of Midcoast	-	966	-	966
Accretion	(104)	(67)	(204)	(68)
Balance at end of period	$584	$987	$584	$987

The following table presents additional information regarding loans acquired with specific evidence of deterioration in credit quality under ASC 310-30 (in thousands):

	June 30, 2021	December 31, 2020
Outstanding balance	$7,092	$8,958
Carrying amount	3,944	4,875

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

Index
The following table includes the recorded investment and unpaid principal balances for impaired loan receivables by class, excluding PCI loans, with the associated allowance amount, if applicable (in thousands):

June 30, 2021	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
Real estate loans:
Mortgages	$766	$574	$48	$622	$9
Home Equity	103	40	46	86	7
Commercial	9,691	7,941	903	8,844	97
Agricultural	4,742	2,756	1,734	4,490	12
Consumer	-	-	-	-	-
Other commercial loans	1,572	832	101	933	35
Other agricultural loans	1,247	15	1,032	1,047	109
Total	$18,121	$12,158	$3,864	$16,022	$269

December 31, 2020
Real estate loans:
Mortgages	$1,070	$740	$123	$863	$9
Home Equity	150	70	57	127	9
Commercial	9,847	8,323	860	9,183	95
Agricultural	4,811	2,799	1,846	4,645	83
Consumer	2	2	-	2	-
Other commercial loans	1,908	1,094	241	1,335	170
Other agricultural loans	1,262	19	1,103	1,122	144
Total	$19,050	$13,047	$4,230	$17,277	$510

The following tables includes the average balance of impaired loan receivables by class and the income recognized on these receivables for the three and six month periods ended June 30, 2021 and 2020 (in thousands):

	For the Six Months Ended
	June 30, 2021			June 30, 2020
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis
Real estate loans:
Mortgages	$784	$8	$-	$1,047	$10	$-
Home Equity	117	3	-	144	3	-
Commercial	9,009	134	15	11,529	219	2
Agricultural	4,543	43	-	3,761	40	-
Consumer	1	-	-	3	-	-
Other commercial loans	1,072	1	-	1,822	2	-
Other agricultural loans	1,093	3	-	1,283	4	-
Total	$16,619	$192	$15	$19,589	$278	$2

Index
	For the Three Months Ended
	June 30, 2021			June 30, 2020
	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Cash Basis
Real estate loans:
Mortgages	$718	$3	$-	$1,062	$5	$-
Home Equity	109	2	-	142	1	-
Commercial	8,781	67	8	11,572	115	-
Agricultural	4,497	21	-	3,746	19	-
Consumer	-	-	-	2	-	-
Other commercial loans	1,023	-	-	1,805	1	-
Other agricultural loans	1,082	1	-	1,290	2	-
Total	$16,210	$94	$8	$19,619	$143	$-

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

Index
The following tables represent credit exposures by internally assigned grades as of June 30, 2021 and December 31, 2020 (in thousands):

June 30, 2021	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$610,776	$24,148	$6,709	$-	$-	$641,633
Agricultural	290,149	10,068	10,057	-	-	310,274
Construction	63,065	-	-	-	-	63,065
Other commercial loans	97,731	3,038	3,528	52	-	104,349
Other agricultural loans	31,594	923	1,203	-	-	33,720
State and political subdivision loans	46,602	4,372	239	-	-	51,213
Total	$1,139,917	$42,549	$21,736	$52	$-	$1,204,254

December 31, 2020	Pass	Special Mention	Substandard	Doubtful	Loss	Ending Balance
Real estate loans:
Commercial	$563,121	$24,329	$8,805	$-	$-	$596,255
Agricultural	289,216	14,307	11,635	-	-	315,158
Construction	35,404	-	-	-	-	35,404
Other commercial loans	106,604	3,808	3,672	85	-	114,169
Other agricultural loans	45,758	1,431	1,590	-	-	48,779
State and political subdivision loans	58,649	4,372	307	-	-	63,328
Total	$1,098,752	$48,247	$26,009	$85	$-	$1,173,093

For residential real estate mortgages, home equity and consumer loans, credit quality is monitored based on whether the loan is performing or non-performing, which is typically based on the aging status of the loan and payment activity, unless a specific action, such as bankruptcy, repossession, death or significant delay in payment occurs to raise awareness of a possible credit event. Non-performing loans include those loans that are considered nonaccrual, described in more detail below, and all loans past due 90 or more days and still accruing. The following table presents the recorded investment in those loan classes based on payment activity as of June 30, 2021 and December 31, 2020 (in thousands):

June 30, 2021	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$149,149	$579	$19	$149,747
Home Equity	52,403	21	-	52,424
Consumer	8,684	-	-	8,684
Total	$210,236	$600	$19	$210,855

December 31, 2020	Performing	Non-performing	PCI	Total
Real estate loans:
Mortgages	$145,843	$1,039	$20	$146,902
Home Equity	54,961	48	-	55,009
Consumer	30,247	30	-	30,277
Total	$231,051	$1,117	$20	$232,188

Index
Aging Analysis of Past Due Loan Receivables

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table includes an aging analysis of the recorded investment of past due loan receivables as of June 30, 2021 and December 31, 2020 (in thousands):

June 30, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	PCI	Total Loans Receivables	90 Days or Greater and Accruing
Real estate loans:
Mortgages	$415	$30	$207	$652	$149,076	$19	$149,747	$37
Home Equity	81	9	8	98	52,326	-	52,424	2
Commercial	667	1,340	1,269	3,276	636,122	2,235	641,633	10
Agricultural	329	43	1,180	1,552	307,075	1,647	310,274	-
Construction	-	-	-	-	63,065	-	63,065	-
Consumer	159	3	-	162	8,522	-	8,684	-
Other commercial loans	-	832	-	832	103,474	43	104,349	-
Other agricultural loans	-	4	-	4	33,716	-	33,720	-
State and political subdivision loans	-	-	-	-	51,213	-	51,213	-
Total	$1,651	$2,261	$2,664	$6,576	$1,404,589	$3,944	$1,415,109	$49

Loans considered non-accrual	$426	$1,992	$2,615	$5,033	$4,049	$-	$9,082
Loans still accruing	1,225	269	49	1,543	1,400,540	3,944	1,406,027
Total	$1,651	$2,261	$2,664	$6,576	$1,404,589	$3,944	$1,415,109

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days Or Greater	Total Past Due	Current	PCI	Total Loans Receivables	90 Days or Greater and Accruing
Real estate loans:
Mortgages	$864	$414	$518	$1,796	$145,086	$20	$146,902	$252
Home Equity	152	62	34	248	54,761	-	55,009	23
Commercial	836	439	1,822	3,097	590,221	2,937	596,255	70
Agricultural	2,283	-	1,329	3,612	309,860	1,686	315,158	150
Construction	-	-	-	-	35,404	-	35,404	-
Consumer	147	9	30	186	30,091	-	30,277	30
Other commercial loans	930	-	133	1,063	112,874	232	114,169	-
Other agricultural loans	1,044	-	-	1,044	47,735	-	48,779	-
State and political subdivision loans	-	-	-	-	63,328	-	63,328	-
Total	$6,256	$924	$3,866	$11,046	$1,389,360	$4,875	$1,405,281	$525

Loans considered non-accrual	$3,032	$28	$3,341	$6,401	$4,331	$-	$10,732
Loans still accruing	3,224	896	525	4,645	1,385,029	4,875	1,394,549
Total	$6,256	$924	$3,866	$11,046	$1,389,360	$4,875	$1,405,281

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

The following table reflects the loan receivables, excluding PCI loans, on non-accrual status as of June 30, 2021 and December 31, 2020, respectively. The balances are presented by class of loan receivable (in thousands):

	June 30, 2021	December 31, 2020
Real estate loans:
Mortgages	$542	$787
Home Equity	19	25
Commercial	3,699	4,529
Agricultural	3,039	3,133
Other commercial loans	884	1,284
Other agricultural loans	899	974
	$9,082	$10,732

Loan Modifications Related to COVID-19

The Company has elected to follow the loan modification guidance under Section 4013 of the CARES Act with regard to COVID-19 modifications made between March 1, 2020 and the earlier of either January 1, 2022 or the 60th day after the end of the COVID-19 national emergency. Under section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. A financial institution can then suspend the requirements under GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting purposes. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief are not TDRs. A modification of six months or less is considered to be a short-term loan modification. In response to the COVID-19 pandemic, the Company has prudently executed loan modifications for existing loan customers, which includes deferrals of interest and in certain cases deferrals of principal and interest. The following table presents information regarding loans which were subject to a loan modification related to COVID-19 during 2021, with balances as of December 31, 2020 and June 30, 2021, as well as the balance by modification type as of June 30, 2021 (dollars in thousands).

	Number of loans	Balance as of December 31, 2020	Number of loans	Balance as of June 30, 2021	Principal and Interest Deferral	Principal Deferral	% of loans as of June 30, 2021
Real estate loans:
Mortgages	1	$209	-	$-	$-	$-	0.00%
Home Equity	1	49	-	-	-	-	0.00%
Commercial	12	26,039	1	6,205	6,205	-	0.97%
Agricultural	3	181	-	-	-	-	0.00%
Construction	-	-	-	-	-	-	0.00%
Consumer	-	-	-	-	-	-	0.00%
Other commercial loans	2	249	-	-	-	-	0.00%
Other agricultural loans	-	-	-	-	-	-	0.00%
Total	19	$26,727	1	$6,205	$6,205	$-	0.44%

Index
Troubled Debt Restructurings

In situations where, for economic or legal reasons related to a borrower's financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a Troubled Debt Restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to structure more affordable terms before their loan reaches nonaccrual status. These restructured terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of interest or principal, or both, management measures any impairment on the restructuring by calculating the present value of the revised loan terms and comparing this balance to the Company’s investment in the loan prior to the restructuring. As these loans are individually evaluated, they are excluded from pooled portfolios when calculating the allowance for loan and lease losses and a separate allocation within the allowance for loan and lease losses is provided. Management continually evaluates loans that are considered TDRs, including payment history under the modified loan terms, the borrower’s ability to continue to repay the loan based on continued evaluation of their operating results and cash flows from operations.  As of June 30, 2021 and December 31, 2020, included within the allowance for loan losses are reserves of $147,000 and $257,000 respectively, that are associated with loans modified as TDRs.

Loan modifications that are considered TDRs completed during the three and six months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	For the Three Months Ended June 30, 2021
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	1	$-	$1,117	$-	$1,117
Total	-	1	$-	$1,117	$-	$1,117

	For the Six Months Ended June 30, 2021
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	3	-	1,407	-	1,407
Total	-	3	$-	$1,407	$-	$1,407

	For the Three Months Ended June 30, 2020
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	2	$-	$406	$-	$406
Total	-	2	$-	$406	$-	$406

Index
	For the Six Months Ended June 30, 2020
	Number of contracts		Pre-modification Outstanding Recorded Investment		Post-Modification Outstanding Recorded Investment
	Interest Modification	Term Modification	Interest Modification	Term Modification	Interest Modification	Term Modification
Real estate loans:
Commercial	-	2	$-	$406	$-	$406
Agricultural	-	1	-	150	-	150
Total	-	3	$-	$556	$-	$556

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a non-accrual loan. Recidivism on modified loans occurs at a notably higher rate than do defaults on new origination loans, so modified loans present a higher risk of loss than do new origination loans.

Allowance for Loan Losses

The following table segregates the allowance for loan losses (ALLL) into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2021 and December 31, 2020, respectively (in thousands):

	June 30, 2021			December 31, 2020
	Individually evaluated for impairment	Collectively evaluated for impairment	Total	Individually evaluated for impairment	Collectively evaluated for impairment	Total
Real estate loans:
Residential	$16	$1,158	$1,174	$18	$1,156	$1,174
Commercial	97	7,009	7,106	95	6,121	6,216
Agricultural	12	4,694	4,706	83	4,870	4,953
Construction	-	496	496	-	122	122
Consumer	-	85	85	-	321	321
Other commercial loans	35	1,293	1,328	170	1,056	1,226
Other agricultural loans	109	474	583	144	720	864
State and political subdivision loans	-	404	404	-	479	479
Unallocated	-	1,049	1,049	-	460	460
Total	$269	$16,662	$16,931	$510	$15,305	$15,815

Index
The following tables roll forward the balance of the ALLL by portfolio segment for the three and six months ended June 30, 2021 and 2020, respectively (in thousands):

	For the three months ended June 30, 2021
	Balance at March 31, 2021	Charge-offs	Recoveries	Provision	Balance at June 30, 2021
Real estate loans:
Residential	$1,167	$-	$-	$7	$1,174
Commercial	6,683	-	-	423	7,106
Agricultural	4,917	-	-	(211)	4,706
Construction	151	-	-	345	496
Consumer	237	(5)	6	(153)	85
Other commercial loans	1,504	(133)	3	(46)	1,328
Other agricultural loans	789	-	-	(206)	583
State and political subdivision loans	470	-	-	(66)	404
Unallocated	642	-	-	407	1,049
Total	$16,560	$(138)	$9	$500	$16,931

	For the three months ended June 30, 2020
	Balance at March 31, 2020	Charge-offs	Recoveries	Provision	Balance at June 30, 2020
Real estate loans:
Residential	$1,154	$-	$-	$52	$1,206
Commercial	4,729	-	33	182	4,944
Agricultural	4,878	-	-	183	5,061
Construction	56	-	-	25	81
Consumer	117	(10)	4	251	362
Other commercial loans	1,297	-	3	(99)	1,201
Other agricultural loans	835	-	-	(14)	821
State and political subdivision loans	558	-	-	(11)	547
Unallocated	623	-	-	(19)	604
Total	$14,247	$(10)	$40	$550	$14,827

	For the six months ended June 30, 2021
	Balance at December 31, 2020	Charge-offs	Recoveries	Provision	Balance at June 30, 2021
Real estate loans:
Residential	$1,174	$-	$-	$-	$1,174
Commercial	6,216	-	89	801	7,106
Agricultural	4,953	-	-	(247)	4,706
Construction	122	-	-	374	496
Consumer	321	(9)	12	(239)	85
Other commercial loans	1,226	(133)	7	228	1,328
Other agricultural loans	864	-	-	(281)	583
State and political subdivision loans	479	-	-	(75)	404
Unallocated	460	-	-	589	1,049
Total	$15,815	$(142)	$108	$1,150	$16,931

Index
	For the six months ended June 30, 2020
	Balance at December 31, 2019	Charge-offs	Recoveries	Provision	Balance at June 30, 2020
Real estate loans:
Residential	$1,114	$-	$-	$92	$1,206
Commercial	4,549	(1)	34	362	4,944
Agricultural	5,022	-	-	39	5,061
Construction	43	-	-	38	81
Consumer	112	(18)	12	256	362
Other commercial loans	1,255	-	5	(59)	1,201
Other agricultural loans	961	-	-	(140)	821
State and political subdivision loans	536	-	-	11	547
Unallocated	253	-	-	351	604
Total	$13,845	$(19)	$51	$950	$14,827

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

Index

For the three months ended June 30, 2021, the allowance for commercial real estate increased due to loans acquired as part of the MidCoast acquisition maturing and then renewed and becoming subject to the Company’s allowance calculation. The factor related to volume of non-accrual loans was decreased for commercial real estate due to a decrease in the volume of non-accrual loans. The factor related to the volume and severity of classified, adversely or graded loans was decreased for agricultural real estate and other agricultural loans due to a decrease in classified loans. The factors for trends in volume, terms and nature of the portfolio, experience and depth of lending management and relevant staff, and changes in value of underlying value of collateral were increased for the construction loan portfolio due to the increase in the overall size of the portfolio, the increase in the size of individual construction loans and the complexity of the construction projects funded.

For the six months ended June 30, 2021, the allowance for commercial real estate and other commercial loans increased due to loans acquired as part of the MidCoast acquisition maturing and then renewed and becoming subject to the Company’s allowance calculation. The factor related to level of past due loans for residential real estate was decreased due to a decrease in past due loans. The factor related to volume of non-accrual loans was decreased for commercial real estate due to a decrease in the volume of non-accrual loans. The factor related to the volume and severity of classified, adversely or graded loans was decreased for agricultural real estate and other agricultural loans due to a decrease in classified loans. The factors for trends in volume, terms and nature of the portfolio, experience and depth of lending management and relevant staff, and changes in value of underlying value of collateral were increased for the construction loan portfolio due to the increase in the overall size of the portfolio, the increase in the size of individual construction loans and the complexity of the construction projects funded.

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

Foreclosed Assets Held For Sale

Foreclosed assets acquired in settlement of loans are carried at fair value, less estimated costs to sell, and are included in other assets on the Consolidated Balance Sheet. As of June 30, 2021 and December 31, 2020, included within other assets are $1,811,000 and $1,836,000, respectively, of foreclosed assets. As of June 30, 2021, included within the foreclosed assets are $481,000 of consumer residential mortgages that were foreclosed on or received via a deed in lieu transaction prior to the period end. As of June 30, 2021, the Company had initiated formal foreclosure proceedings on $263,000 of consumer residential mortgages, which had not yet been transferred into foreclosed assets. In accordance with various state regulations, foreclosure actions have been suspended into the fourth quarter.

Index
Note 6 – Goodwill and Other Intangible Assets

The following table provides the gross carrying value and accumulated amortization of intangible assets as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021			December 31, 2020
	Gross carrying value	Accumulated amortization	Net carrying value	Gross carrying value	Accumulated amortization	Net carrying value
Amortized intangible assets (1):
MSRs	$2,427	$(1,270)	$1,157	$2,153	$(1,131)	$1,022
Core deposit intangibles	1,943	(1,395)	548	1,943	(1,297)	646
Total amortized intangible assets	$4,370	$(2,665)	$1,705	$4,096	$(2,428)	$1,668
Unamortized intangible assets:
Goodwill	$31,376			$31,376

(1) Excludes fully amortized intangible assets

The following table provides the current year and estimated future amortization expense for amortized intangible assets for the next five years (in thousands). We based our projections of amortization expense shown below on existing asset balances at June 30, 2021. Future amortization expense may vary from these projections:

	MSRs	Core deposit intangibles	Total
Three months ended June 30, 2021 (actual)	$67	$49	$116
Six months ended June 30, 2021 (actual)	139	98	237
Three months ended June 30, 2020 (actual)	49	55	104
Six months ended June 30, 2020 (actual)	97	105	202
Estimate for year ending December 31,
Remaining 2021	157	94	251
2022	268	156	424
2023	213	121	334
2024	166	85	251
2025	125	50	175
Thereafter	228	42	270
Total	$1,157	$548	$1,705

Note 7 – Employee Benefit Plans

For additional detailed disclosure on the Company’s pension and employee benefits plans, please refer to Note 11 of the Company’s Consolidated Financial Statements included in the 2020 Annual Report on Form 10-K.

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

The following sets forth the components of net periodic benefit costs of the Pension Plan and the line item on the Consolidated Statement of Income where such amounts are included, for the three and six months ended June 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	Affected line item on the Consolidated Statement of Income
Service cost	$115	$82	$225	$165	Salary and Employee Benefits
Interest cost	78	79	160	166	Other Expenses
Expected return on plan assets	(252)	(206)	(504)	(431)	Other Expenses
Partial Settlement	-	307	-	307	Other Expenses
Net amortization and deferral	82	55	173	117	Other Expenses
Net periodic benefit cost	$23	$317	$54	$324

The Bank does not expect to contribute to the Pension Plan during 2021.

Restricted Stock Plan

The Company maintains a Restricted Stock Plan (the “Plan”) whereby employees and non-employee corporate directors are eligible to receive awards of restricted stock based upon performance related requirements.  Awards granted under the Plan are in the form of the Company’s common stock and are subject to certain vesting requirements including continuous employment or service with the Company.  In April of 2016, the Company’s stockholders authorized a total of 150,000 shares of the Company’s common stock to be made available under the Plan. As of June 30, 2021, 120,432 shares remain available to be issued under the Plan.  The Plan assists the Company in attracting, retaining and motivating employees to make substantial contributions to the success of the Company and to increase the emphasis on the use of equity as a key component of compensation.

The following table details the vesting, awarding and forfeiting of restricted stock during the three and six months ended June 30, 2021:

	Three months		Six months
	Unvested Shares	Weighted Average Market Price	Unvested Shares	Weighted Average Market Price
Outstanding, beginning of period	10,198	$55.94	10,202	$55.93
Granted	3,531	60.30	3,619	60.21
Forfeited	-	-	(60)	(54.07)
Vested	(7,107)	(56.43)	(7,139)	(56.44)
Outstanding, end of period	6,622	$57.74	6,622	$57.74

Compensation expense related to restricted stock is recognized, based on the market price of the stock at the grant date, over the vesting period. Compensation expense related to restricted stock was $160,000 and $165,000 for the six months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021 and 2020, compensation expense totaled $76,000 and $83,000, respectively. At June 30, 2021, the total compensation cost related to nonvested awards that had not yet been recognized was $382,000, which is expected to be recognized over the next three years.

Index
Note 8 – Accumulated Comprehensive Income

The following tables present the changes in accumulated other comprehensive income by component, net of tax, for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Six months ended June 30, 2021
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized gain (loss) on interest rate swap (a)	Total
Balance as of December 31, 2020	$6,058	$(3,462)	$(9)	$2,587
Other comprehensive (loss) income before reclassifications (net of tax)	(2,096)	-	1,022	(1,074)
Amounts reclassified from accumulated other comprehensive (loss) income (net of tax)	(39)	136	-	97
Net current period other comprehensive (loss) income	(2,135)	136	1,022	(977)
Balance as of June 30, 2021	$3,923	$(3,326)	$1,013	$1,610

	Six months ended June 30, 2020
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of December 31, 2019	$2,290	$(2,919)	$-	$(629)
Other comprehensive income (loss) before reclassifications (net of tax)	3,740	-	(446)	3,294
Amounts reclassified from accumulated other comprehensive (loss) income (net of tax)	(92)	334	-	242
Net current period other comprehensive income (loss)	3,648	334	(446)	3,536
Balance as of June 30, 2020	$5,938	$(2,585)	$(446)	$2,907

	Three months ended June 30, 2021
	Unrealized gain on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized gain (loss) on interest rate swap (a)	Total
Balance as of March 31, 2021	$2,784	$(3,390)	$1,608	$1,002
Other comprehensive income (loss) before reclassifications (net of tax)	1,139	-	(595)	544
Amounts reclassified from accumulated other comprehensive income (net of tax)	-	64	-	64
Net current period other comprehensive income (loss)	1,139	64	(595)	608
Balance as of June 30, 2021	$3,923	$(3,326)	$1,013	$1,610

	Three months ended June 30, 2020
	Unrealized gain (loss) on available for sale securities (a)	Defined Benefit Pension Items (a)	Unrealized loss on interest rate swap (a)	Total
Balance as of March 31, 2020	$5,714	$(2,796)	$-	$2,918
Other comprehensive income (loss) before reclassifications (net of tax)	316	-	(446)	(130)
Amounts reclassified from accumulated other comprehensive (loss) income (net of tax)	(92)	211	-	119
Net current period other comprehensive income (loss)	224	211	(446)	(11)
Balance as of June 30, 2020	$5,938	$(2,585)	$(446)	$2,907

(a) Amounts in parentheses indicate debits on the Consolidated Balance Sheet.

Index
The following table presents the significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020 (in thousands):

Details about accumulated other comprehensive income (loss)	Amount reclassified from accumulated comprehensive income (loss) (a)		Affected line item in the Consolidated Statement of Income
	Three Months Ended June 30,
	2021	2020
Unrealized gains and losses on available for sale securities
	$-	$117	Available for sale securities gains, net
	-	(25)	Provision for income taxes
	$-	$92	Net of tax

Defined benefit pension items
	$(82)	$(267)	Other expenses
	18	56	Provision for income taxes
	$(64)	$(211)	Net of tax

Total reclassifications	$(64)	$(119)

	Six Months Ended June 30,
	2021	2020
Unrealized gains and losses on available for sale securities
	$50	$117	Available for sale securities gains, net
	(11)	(25)	Provision for income taxes
	$39	$92	Net of tax

Defined benefit pension items
	$(173)	$(423)	Other expenses
	37	89	Provision for income taxes
	$(136)	$(334)	Net of tax

Total reclassifications	$(97)	$(242)

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

The following tables present the assets and liabilities reported on the Consolidated Balance Sheet at their fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by level within the fair value hierarchy (in thousands). Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

June 30, 2021	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets:
Equity securities	$2,148	$-	$-	$2,148
Available for sale securities:
U.S. Agency securities	-	84,511	-	84,511
U.S. Treasury securities	69,685	-	-	69,685
Obligations of state and political subdivisions	-	109,155	-	109,155
Corporate obligations	-	10,955	-	10,955
Mortgage-backed securities in government sponsored entities	-	94,696	-	94,696
Derivative instruments	-	2,934	-	2,934
Liabilities:
Derivative instruments	-	(1,651)	-	(1,651)

December 31, 2020	Level I	Level II	Level III	Total
Fair value measurements on a recurring basis:
Assets:
Equity securities	$1,931	$-	$-	$1,931
Available for sale securities:
U.S. Agency securities	-	81,416	-	81,416
U.S. Treasuries securities	28,043	-	-	28,043
Obligations of state and political subdivisions	-	102,972	-	102,972
Corporate obligations	-	6,509	-	6,509
Mortgage-backed securities in government sponsored entities	-	76,249	-	76,249
Derivative instruments	-	1,111	-	1,111
Liabilities:
Derivative instruments	-	(1,122)	-	(1,122)

Index
Assets and Liabilities Required to be Measured and Reported at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020 are included in the table below (in thousands):

June 30, 2021	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$3,146	$3,146
Other real estate owned	-	-	1,132	1,132

December 31, 2020	Level I	Level II	Level III	Total
Impaired Loans	$-	$-	$3,243	$3,243
Other real estate owned	-	-	1,700	1,700

•
Impaired Loans - The Company has measured impairment on impaired loans generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties. In some cases, management may adjust the appraised value due to the age of the appraisal, changes in market conditions, or observable deterioration of the property since the appraisal was completed.   Additionally, management makes estimates about expected costs to sell the property which are also included in the net realizable value.  If the fair value of the collateral dependent loan is less than the carrying amount of the loan a specific reserve for the loan is made in the allowance for loan losses or a charge-off is taken to reduce the loan to the fair value of the collateral (less estimated selling costs) and the loan is included in the table above as a Level III measurement.  If the fair value of the collateral exceeds the carrying amount of the loan, then the loan is not included in the table above as it is not currently being carried at its fair value. The fair values above excluded estimated selling costs of $328,000 and $356,000 at June 30, 2021 and December 31, 2020, respectively.

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

June 30, 2021	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	$3,146	Appraised Collateral Values	Discount for time since appraisal	0-100%	16.69%
			Selling costs	5%-11%	9.64%
			Holding period	0 - 12 months	11.91 months

Other real estate owned	1,132	Appraised Collateral Values	Discount for time since appraisal	20-37%	33.12%

December 31, 2020	Fair Value	Valuation Technique(s)	Unobservable input	Range	Weighted average
Impaired Loans	3,243	Appraised Collateral Values	Discount for time since appraisal	0-100%	20.61%
			Selling costs	5%-10%	9.51%
			Holding period	6 - 12 months	11.65 months

Other real estate owned	1,700	Appraised Collateral Values	Discount for time since appraisal	20-31%	28.67%

Index
Financial Instruments Not Required to be Measured or Reported at Fair Value

The carrying amount and fair value of the Company’s financial instruments that are not required to be measured or reported at fair value on a recurring basis are as follows (in thousands):

June 30, 2021	Carrying Amount	Fair Value	Level I	Level II	Level III
Financial assets:
Interest bearing time deposits with other banks	$12,266	$12,266	$-	$-	$12,266
Loans held for sale	5,282	5,282	-	-	5,282
Net loans	1,398,178	1,404,869	-	-	1,404,869

Financial liabilities:
Deposits	1,682,387	1,691,801	1,342,815	-	348,986
Borrowed funds	97,830	98,675	-	-	98,675

December 31, 2020
Financial assets:
Interest bearing time deposits with other banks	$13,758	$13,758	$-	$-	$13,758
Loans held for sale	14,640	14,640	-	-	14,640
Net loans	1,389,466	1,404,166	-	-	1,404,166

Financial liabilities:
Deposits	1,588,858	1,593,738	1,207,666	-	386,075
Borrowed funds	88,838	88,263	-	-	88,263

The carrying amounts for cash and due from banks, bank owned life insurance, regulatory stock, accrued interest receivable and payable approximate fair value and are considered Level I measurements.

Index
Note 10 – Recent Accounting Pronouncements

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40), which requires an entity to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant.  An entity should measure the effect of a modification as the difference between the fair value of the modified warrant and the fair value of that warrant immediately before modification. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt the amendments in this Update in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. This Update is not expected to have a significant impact on the Company’s financial statements.

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842), which amends ASC 842 so that lessors are no longer required to recognize a selling loss upon commencement of a lease with variable lease payments that, prior to the amendments, would have been classified as a sales-type or direct financing lease.  Furthermore, a lessor must classify as an operating lease any lease that would otherwise be classified as a sales-type or direct financing lease and that would result in the recognition of a selling loss at lease commencement, provided that the lease includes variable lease payments that do not depend on an index or rate.  For public business entities and certain not-for-profit entities and employee benefit plans that have adopted ASC 842, the amendments are effective for fiscal years beginning after December 15, 2021, and for interim periods within those fiscal years.  For all other entities that have adopted ASC 842, the amendments are effective for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022.  All entities that have adopted ASC 842 are permitted to early adopt the amendments in ASU 2021-05. The amendments in ASU 2021-05 are effective as of the same date as the guidance in ASC 842 for entities that have not adopted ASC 842.  This Update is not expected to have a significant impact on the Company’s financial statements.

Index

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We have made forward-looking statements in this document, and in documents that we incorporate by reference, that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or expected future results of operations of Citizens Financial Services, Inc., CZFS Acquisition Company, LLC, First Citizens Community Bank, First Citizens Insurance Agency, Inc., 1st Realty of PA LLC or the combined Company. When we use words such as “believes,” “expects,” “anticipates,” or similar expressions, we are making forward-looking statements. For a variety of reasons, actual results could differ materially from those contained in or implied by forward-looking statements.  The Company cautions readers that the following important factors, among others, could in the future affect the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement:

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

•	It could take us longer than we anticipate to implement strategic initiatives designed to increase revenues or manage expenses, or we may be unable to implement those initiatives at all.
•	We may not be able to successfully integrate businesses we acquire or be able to fully realize the expected financial and other benefits from acquisitions.
•	Acquisitions and dispositions of assets could affect us in ways that management has not anticipated.
•	We may become subject to new legal obligations or the resolution of litigation may have a negative effect on our financial condition or operating results.
•	We may become subject to new and unanticipated accounting, tax, or regulatory practices or requirements.
•	We could experience greater loan delinquencies than anticipated, adversely affecting our earnings and financial condition.
•	We could experience greater losses than expected due to the ever increasing volume of information theft, ransomware attacks and fraudulent scams impacting our customers and the banking industry.
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

Index
Additional factors that may affect our results are discussed under “Part II – Item 1A – Risk Factors” in this report and in the Company’s 2020 Annual Report on Form 10-K under “Item 1.A/ Risk Factors.”  Except as required by applicable law and regulation, we assume no obligation to update or revise any forward-looking statements after the date on which they are made.

Introduction

The following is management's discussion and analysis of the financial condition and results of operations at the dates and for the periods presented in the accompanying consolidated financial statements for the Company.  Our consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations. Management’s discussion and analysis should be read in conjunction with the preceding financial statements presented under Part I.  The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results you may expect for the full year.

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

During 2021, we have modified 19 loans totaling $26.7 million, primarily business related loans. As of June 30, 2021, a loan with a balance of $6.2 million was still under a modification agreement that matures by August 31, 2021. Additionally, in accordance with government regulations, we have paused certain foreclosure actions in accordance with state mandates.

We also are participating in the Paycheck Protection Program for loans provided under the auspices of the Small Business Administration (SBA). As of June 30, 2021, we had outstanding 419 loans with balances totaling $27.1 million that earn interest at 1% per annum and are expected to generate fee revenue of approximately $1.4 million over the next 24 months. A portion of these loans may be forgiven by the SBA depending on the customers usage of the proceeds.

Index
The Company tracks industry concentrations to identify risks that could lead to additional credit exposure. As a result of the Covid 19 pandemic, the Company has determined that hotels/motels, restaurants and amusement/theme parks represent a higher level of credit risk. At June 30, 2021, the Company has limited loan concentrations to these industries as follows:

•	Hotels/Motels - $70.9 million or 5.0% of outstanding loans

•	Restaurants - $26.7 million or 1.9% of outstanding loans

•	Amusement/Theme parks - $9.4 million, or 0.7% of outstanding loans

Our agricultural relationships are also being strained by the pandemic as demand for certain products has declined and processing plant issues have resulted in strains on our customers as a result of the pandemic. Agricultural lending comprises $344.0 million, or 24.3% of outstanding balances as of June 30, 2021. The federal government has provided financial assistance to some of our customers through various programs to combat some of the impact of the COVID-19 pandemic.

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

Index
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

Trust and Investment Services; Oil and Gas Services

Our Investment and Trust Services Division offers professional trust administration, investment management services, estate planning and administration, and custody of securities.  In addition to traditional trust and investment services offered, we assist our customers through various oil and gas specific leasing matters from lease negotiations to establishing a successful approach to personal wealth management. Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the Consolidated Balance Sheets since such items are not assets of the Company.  Revenues and fees of the Trust Department are reflected in trust income in the Consolidated Statement of Income. As of June 30, 2021 and December 31, 2020, the Trust Department had $155.4 million and $150.3 million of assets under management, respectively.

Our Investment Representatives offer full service brokerage services and financial planning throughout the Bank’s market area. Products such as mutual funds, annuities, health and life insurance are made available through our insurance subsidiary, First Citizens Insurance Agency, Inc.  The assets associated with these products are not included in the Consolidated Balance Sheets since such items are not assets of the Company. Assets owned and invested by customers of the Bank through the Bank’s Investment Representatives increased from $241.0 million at December 31, 2020 to $262.2 million at June 30, 2021. Fee income from the sale of these products is reflected in brokerage and insurance income in the Consolidated Statement of Income. Management believes that there are opportunities to increase non-interest income through these products and services, especially in our central and south central Pennsylvania markets.

Results of Operations

Overview of the Income Statement

The Company had net income of $15,110,000 for the first six months of 2021 compared to $9,869,000 for last year’s comparable period, an increase of $5,241,000, or 53.1%. Basic earnings per share for the first six months of 2021 were $3.83, compared to $2.64 last year, representing a 45.1% increase.  Annualized return on assets and return on equity for the six months of 2021 were 1.54% and 15.19%, respectively, compared with 1.24% and 11.90% for last year’s comparable period.

Net income for the three months ended June 30, 2021 was $6,647,000 compared to $5,338,000 in the comparable 2020 period, an increase of $1,309,000 or 24.5%. Basic earnings per share for the three months ended June 30, 2021 were $1.69, compared to $1.37 last year, representing a 23.4% increase. Annualized return on assets and return on equity for the quarter ended June 30, 2021 was 1.32% and 13.19%, respectively, compared with 1.25% and 12.28% for the same 2020 period.

Net Interest Income

Net interest income, the most significant component of the Company’s earnings, is the amount by which interest income generated from interest-earning assets exceeds interest expense paid on interest-bearing liabilities.

Index
Net interest income for the first six months of 2021 was $32,653,000, an increase of $3,477,000, or 11.9%, compared to the same period in 2020.  For the first six months of 2021 the provision for loan losses was $1,150,000, an increase of $200,000 over the comparable period in 2020. Consequently, net interest income after the provision for loan losses was $31,503,000 in the first six months of 2021 compared to $28,226,000 during the first six months of 2020.

For the three months ended June 30, 2021, net interest income was $16,212,000 compared to $16,286,000, a decrease of $74,000, or 0.5% over the comparable period in 2020. The provision for loan losses in the second quarter was $500,000 compared to $550,000 for last year’s second quarter.  Consequently, net interest income after the provision for loan losses was $15,712,000 for the quarter ended June 30, 2021 compared to $15,736,000 in 2020.

The following table sets forth the average balances of, and the interest earned or incurred on, for each principal category of assets, liabilities and stockholders’ equity, the related rates, net interest income and interest rate spread created for the three and six months ended June 30, 2021 and 2020 on a tax equivalent basis (dollars in thousands):

	Analysis of Average Balances and Interest Rates Six Months Ended
	June 30, 2021			June 30, 2020
(dollars in thousands)	Average Balance (1) $	Interest $	Average Rate %	Average Balance (1) $	Interest $	Average Rate %
ASSETS
Short-term investments:
Interest-bearing deposits at banks	108,196	46	0.09	19,013	9	0.10
Total short-term investments	108,196	46	0.09	19,013	9	0.10
Interest bearing time deposits at banks	13,371	171	2.58	14,329	183	2.57
Investment securities:
Taxable	225,103	1,998	1.78	181,469	2,410	2.66
Tax-exempt (3)	101,746	1,381	2.71	69,896	1,079	3.09
Total investment securities	326,849	3,379	2.07	251,365	3,489	2.78
Loans (2)(3)(4):
Residential mortgage loans	203,235	5,047	5.01	214,809	5,643	5.28
Construction	44,595	931	4.21	24,011	596	4.99
Commercial Loans	726,077	17,938	4.98	507,490	13,809	5.47
Agricultural Loans	355,094	7,593	4.31	358,173	8,124	4.56
Loans to state & political subdivisions	57,698	1,068	3.73	92,306	1,837	4.00
Other loans	26,083	682	5.27	11,517	395	6.90
Loans, net of discount	1,412,782	33,259	4.75	1,208,306	30,404	5.06
Total interest-earning assets	1,861,198	36,855	3.99	1,493,013	34,085	4.59
Cash and due from banks	6,569			7,791
Bank premises and equipment	17,188			16,823
Other assets	78,055			67,847
Total non-interest earning assets	101,812			92,461
Total assets	1,963,010			1,585,474
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	442,328	703	0.32	358,026	694	0.39
Savings accounts	278,848	175	0.13	233,050	291	0.25
Money market accounts	243,221	339	0.28	186,018	595	0.64
Certificates of deposit	367,971	1,906	1.04	308,019	2,064	0.35
Total interest-bearing deposits	1,332,368	3,123	0.47	1,085,113	3,644	0.68
Other borrowed funds	90,721	594	1.32	88,971	679	1.53
Total interest-bearing liabilities	1,423,089	3,717	0.53	1,174,084	4,323	0.74
Demand deposits	323,229			229,221
Other liabilities	17,775			16,277
Total non-interest-bearing liabilities	341,004			245,498
Stockholders' equity	198,917			165,892
Total liabilities & stockholders' equity	1,963,010			1,585,474
Net interest income		33,138			29,762
Net interest spread (5)			3.46%			3.85%
Net interest income as a percentage of average interest-earning assets			3.59%			4.01%
Ratio of interest-earning assets to interest-bearing liabilities			131%			127%

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Index

	Analysis of Average Balances and Interest Rates Three Months Ended
	June 30, 2021			June 30, 2020
(dollars in thousands)	Average Balance (1) $	Interest $	Average Rate %	Average Balance (1) $	Interest $	Average Rate %
ASSETS
Short-term investments:
Interest-bearing deposits at banks	121,319	28	0.09	28,182	5	0.07
Total short-term investments	121,319	28	0.09	28,182	5	0.07
Interest bearing time deposits at banks	13,016	83	2.59	14,385	92	2.57
Investment securities:
Taxable	249,444	1,047	1.68	183,044	1,193	2.61
Tax-exempt (3)	103,055	693	2.69	77,237	587	3.04
Total investment securities	352,499	1,740	1.97	260,281	1,780	2.74
Loans (2)(3)(4):
Residential mortgage loans	202,537	2,494	4.94	213,780	2,800	5.27
Construction	50,807	521	4.11	30,296	373	4.95
Commercial Loans	738,136	8,875	4.82	599,800	8,276	5.55
Agricultural Loans	351,660	3,763	4.29	356,166	4,012	4.53
Loans to state & political subdivisions	52,934	470	3.56	90,491	898	3.99
Other loans	25,567	335	5.26	13,572	223	6.91
Loans, net of discount	1,421,641	16,458	4.64	1,304,105	16,582	5.11
Total interest-earning assets	1,908,475	18,309	3.85	1,606,953	18,459	4.62
Cash and due from banks	6,757			9,319
Bank premises and equipment	17,371			17,584
Other assets	75,575			79,001
Total non-interest earning assets	99,703			105,904
Total assets	2,008,178			1,712,857
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
NOW accounts	462,299	383	0.33	383,985	257	0.27
Savings accounts	289,328	85	0.12	240,116	107	0.18
Money market accounts	247,606	164	0.27	197,742	202	0.41
Certificates of deposit	355,292	893	1.01	354,759	1,091	1.24
Total interest-bearing deposits	1,354,525	1,525	0.45	1,176,602	1,657	0.57
Other borrowed funds	95,166	338	1.42	84,092	217	1.04
Total interest-bearing liabilities	1,449,691	1,863	0.52	1,260,694	1,874	0.60
Demand deposits	339,896			261,839
Other liabilities	16,977			16,471
Total non-interest-bearing liabilities	356,873			278,310
Stockholders' equity	201,614			173,853
Total liabilities & stockholders' equity	2,008,178			1,712,857
Net interest income		16,446			16,585
Net interest spread (5)			3.33%			4.02%
Net interest income as a percentage of average interest-earning assets			3.46%			4.15%
Ratio of interest-earning assets to interest-bearing liabilities			132%			127%

(1)	Averages are based on daily averages.
(2)	Includes loan origination and commitment fees.
(3)	Tax exempt interest revenue is shown on a tax equivalent basis for proper comparison using a statutory federal income tax rate of 21%.
(4)	Income on non-accrual loans is accounted for on a cash basis, and the loan balances are included in interest-earning assets.
(5)	Interest rate spread represents the difference between the average rate earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

Index
Tax exempt revenue is shown on a tax-equivalent basis (non-Gaap) for proper comparison using a federal statutory income tax rate of 21% for the three and six months ended June 30, 2021 and 2020.  For purposes of the comparison, as well as the discussion that follows, this presentation facilitates performance comparisons between taxable and tax-free assets by increasing the tax-free income by an amount equivalent to the Federal income taxes that would have been paid if this income were taxable at the Company’s Federal statutory rate during the corresponding period. The following table represents the adjustment to convert net interest income to net interest income on a fully taxable equivalent basis for the periods ended June 30, 2021 and 2020 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Interest and dividend income from investment securities and interest bearing deposits at banks (non-tax adjusted)	$1,705	$1,753	$3,306	$3,454
Tax equivalent adjustment	146	124	290	227
Interest and dividend income from investment securities and interest bearing deposits at banks (tax equivalent basis)	$1,851	$1,877	$3,596	$3,681

Interest and fees on loans (non-tax adjusted)	$16,370	$16,407	$33,064	$30,045
Tax equivalent adjustment	88	175	195	359
Interest and fees on loans (tax equivalent basis)	$16,458	$16,582	$33,259	$30,404

Total interest income	$18,075	$18,160	$36,370	$33,499
Total interest expense	1,863	1,874	3,717	4,323
Net interest income	16,212	16,286	32,653	29,176
Total tax equivalent adjustment	234	299	485	586
Net interest income (tax equivalent basis)	$16,446	$16,585	$33,138	$29,762
The following table shows the tax-equivalent effect of changes in volume and rate on interest income and expense (in thousands):

	Three months ended June 30, 2021 vs 2020 (1)			Six months ended June 30, 2021 vs 2020 (1)
	Change in Volume	Change in Rate	Total Change	Change in Volume	Change in Rate	Total Change

Interest Income:
Short-term investments:
Interest-bearing deposits at banks	$ 21	$ 2	$ 23	$ 38	$ (1)	$ 37
Interest bearing time deposits at banks	(9)	-	(9)	(12)	-	(12)
Investment securities:
Taxable	355	(501)	(146)	1,089	(1,501)	(412)
Tax-exempt	162	(56)	106	411	(109)	302
Total investments	517	(557)	(40)	1,500	(1,610)	(110)
Loans:
Residential mortgage loans	(136)	(170)	(306)	(314)	(282)	(596)
Construction	197	(49)	148	410	(75)	335
Commercial Loans	1,356	(757)	599	5,219	(1,090)	4,129
Agricultural Loans	(40)	(209)	(249)	(94)	(437)	(531)
Loans to state & political subdivisions	(339)	(89)	(428)	(653)	(116)	(769)
Other loans	146	(34)	112	353	(66)	287
Total loans, net of discount	1,184	(1,308)	(124)	4,921	(2,066)	2,855
Total Interest Income	1,713	(1,863)	(150)	6,447	(3,677)	2,770
Interest Expense:
Interest-bearing deposits:
NOW accounts	58	68	126	41	(32)	9
Savings accounts	33	(55)	(22)	74	(190)	(116)
Money Market accounts	96	(134)	(38)	300	(556)	(256)
Certificates of deposit	6	(204)	(198)	956	(1,114)	(158)
Total interest-bearing deposits	193	(325)	(132)	1,371	(1,892)	(521)
Other borrowed funds	32	89	121	10	(95)	(85)
Total interest expense	225	(236)	(11)	1,381	(1,987)	(606)
Net interest income	$ 1,488	$ (1,627)	$ (139)	$ 5,066	$(1,690)	$ 3,376

(1)
The portion of the total change attributable to both volume and rate changes, which can not be separated, has been allocated proportionally to the change due to volume and the change due to rate prior to allocation.

Index
Tax equivalent net interest income increased from $29,762,000 for the six month period ended June 30, 2020 to $33,138,000 for the six month period ended June 30, 2021, an increase of $3,376,000. The tax equivalent net interest margin decreased from 4.01% for the first six months of 2020 to 3.59% for the comparable period in 2021. The decrease is primarily caused by the decrease in the yield of interest-earning assets due to the low market interest rate environment in response to the pandemic.

Total tax equivalent interest income for the 2021 six month period increased $2,770,000 as compared to the 2020 six month period. This increase was a result of an increase of $6,447,000 due to a change in volume as average interest-bearing assets increased $368.2 million. As a result of the low rate interest environment, the yield on average interest earning assets decreased 60 basis point from 4.59% to 3.99% resulting in a decrease interest income of $3,677,000.

Tax equivalent investment income for the six months ended June 30, 2021 decreased $110,000 over the same period last year. The primary cause of the decrease was a decrease in the yield on investments of 71 basis points.

•
The yield on taxable securities decreased 88 basis points from 2.66% to 1.78% as a result of purchases made in a lower rate environment in both 2020 and 2021. This resulted in a decrease in investment income of $1,501,000. The average balance of taxable securities increased $43.6 million due to purchases made as a result of substantial deposit growth, which resulted in an increase in investment income of $1,089,000.

•
The average balance of tax-exempt securities increased by $31.9 million, which resulted in an increase in investment income of $411,000. The yield on tax-exempt securities decreased 38 basis points from 3.09% to 2.71%, which corresponds to a decrease in interest income of $109,000. The yield decrease was attributable to higher yielding securities being called and maturing and being replaced by securities that were purchased in a lower rate environment. For a discussion of the Company’s current investment strategy, see the “Financial Condition – Investments”.

Total loan interest income increased $2,855,000 for the six months ended June 30, 2021 compared to the same period last year, as a result of the MidCoast acquisition that closed in the second quarter of 2020 and loan growth achieved in the second half of 2020 and the first half of 2021 that occurred primarily in our Delaware market.

•
Interest income on residential mortgage loans decreased $596,000. The average balance of residential mortgage loans decreased $11.6 million due to refinancings in the secondary market resulting in a decrease of $314,000 due to volume. The change due to rate was a decrease of $282,000 as the average yield on residential mortgages decreased from 5.28% to 5.01% as a result of the lower rate environment due to the COVID-19 pandemic.

•
The average balance of construction loans increased $20.6 million as a result of projects in our central and south central Pennsylvania markets, as well as the Delaware market. This resulted in an increase of $410,000 on total interest income due to volume.

Index
•
The average balance of commercial loans increased $218.6 million from a year ago. The growth was primarily attributable to the MidCoast acquisition and growth in Delaware. This had a positive impact of $5,219,000 on total interest income due to volume. The yield decreased 49 basis points to 4.98% due to the lower rate environment caused by the pandemic, which decreased loan interest income $1,090,000.

•
Interest income on agricultural loans decreased $531,000 from 2020 to 2021. The decrease in the average balance of agricultural loans of $3.1 million resulted in a decrease in interest income due to volume of $94,000. The yield on agricultural loans decreased 25 basis points to 4.31%, which decreased loan interest income $437,000.

•
The average balance of state and political subdivision loans decreased $34.6 million from a year ago as a result of several pay-offs during 2020 and 2021. This resulted in a decrease of $653,000 on total interest income due to volume.

•	The average balance of other loans increased $14.6 million as a result of an increase in outstanding student loans. This resulted in an increase of $353,000 on total interest income due to volume.

Total interest expense decreased $606,000 for the six months ended June 30, 2021 compared with the comparative period last year as a result of a decrease in the cost of interest-bearing liabilities. Interest expense decreased $1,987,000 due to rate as a result of a decrease in the average rate paid on interest-bearing liabilities from 0.74% to 0.53%. The decrease was driven by the Federal Reserve interest rate cuts in the first quarter of 2020.

•
The average balance of interest bearing deposits increased $247.3 million from June 30, 2020 to June 30, 2021. The primary cause of the increase was the MidCoast acquisition completed in the second quarter of 2020 and government stimulus funds in response to the pandemic. We experienced increases of $84.3 million in NOW accounts, $45.8 million in savings accounts, $57.2 million in money market accounts and $60.0 million in certificates of deposit. The cumulative effect of these volume changes was an increase in interest expense of $1,371,000.  (see also “Financial Condition – Deposits”). The average rate paid on interest bearing deposits was 0.47% for the first six months of 2021 and 0.68% for the comparable period in 2020. This resulted in a decrease in interest expense of $1,892,000. The decrease was due to the Federal Reserve cutting interest rates during the first quarter of 2020.

•
The average balance of other borrowed funds increased $1.8 million from a year ago due to issuing $10.0 million of subordinated notes in the second quarter of 2021. This resulted in an increase in interest expense of $10,000. There was a decrease in the average rate paid on other borrowed funds from 1.53% to 1.32% due to a decrease in rates as a result of Federal Reserve interest rate decreases in 2020 resulting in a decrease in interest expense of $95,000.

Tax equivalent net interest income for the three months ended June 30, 2021 was $16,446,000 which compares to $16,585,000 for the same period last year.  This represents a decrease of $139,000 and was primarily caused by a decrease in yield on interest earning assets.

Total tax equivalent interest income was $18,309,000 for the three month period ended June 30, 2021, compared to $18,459,000 for the comparable period last year, a decrease of $150,000. The decrease was driven by the decrease in the yield on interest earning assets of 77 basis points. This corresponds to a decrease in interest income of $1,863,000. The second quarter of 2020 benefitted $600,000 from a loan pay-off, which corresponds to approximately 15 basis points of yield. Offsetting the decrease caused by yield was an increase of $1,713,000 due to volume as interest earning assets increased $301.5 million.

•
Total investment income decreased by $40,000 compared to same period last year.  The primary cause of the decrease was the decrease in the yield on investments, which decreased 0.77% to 1.97%, which corresponds to a decrease of $557,000 in interest income. The decrease in yield is due to investments purchased in a low rate environment during the second half of 2020 and the first half of 2021. The average balance of investments increased $92.2 million due to purchases made as a result of deposit growth, which corresponds to an increase in investment income of $517,000.

Index
•
Total loan interest income decreased $124,000 compared to the same period last year, with the change due to a decrease in yield of 0.47% to 4.64%, which corresponds to a decrease of $1,308,000. A portion of this decrease was due to the $600,000 loan pay-off and the remaining decrease due to the low rate environment.  As a result of the PPP program and growth primarily in Delaware, the average loan balance increased by $117.5 million, which corresponds to an increase in loan interest income of $1,184,000.

Total interest expense decreased $11,000 for the three months ended June 30, 2021 compared with last year as a result of the average rate on interest-bearing liabilities decreasing 8 basis points from 0.60% to 0.52%, which decreased interest expense $236,000.

•
The average balance of interest bearing deposits increased $177.9 million for the three month period ended June 30, 2021, as a result organic growth across all market areas that was driven by government stimulus, which corresponds to a change due to volume of $193,000.  The rate paid on interest bearing deposits was 0.45% for the three months ended June 30, 2021 and 0.57% for the comparable period in 2020. This results in a decrease in interest expense of $325,000.

•
The average balance of other borrowed funds increased $11.1 million from a year ago due to the issuance of $10.0 million of subordinated notes. This resulted in an increase in interest expense of $32,000. There was an increase in the average rate on other borrowed funds from 1.04% to 1.42% as a result of issuing the subordinated notes at 4.0% resulting in an increase in interest expense of $89,000.

Provision for Loan Losses

For the six month period ended June 30, 2021, we recorded a provision for loan losses of $1,150,000, which represents an increase of $200,000 from the $950,000 provision recorded in the corresponding six months of last year. The provision was higher in 2021 due to loans acquired as part of the MidCoast acquisition maturing and being refinanced with the Company and now subject to the Company’s allowance calculation. (see “Financial Condition – Allowance for Loan Losses and Credit Quality Risk”).

For the three months ended June 30, 2021, we recorded a provision of $500,000 compared to $550,000 in 2020 with the decrease being a result of the improved economic outlook compared to 2020 that was heavily impacted by the Covid 19 pandemic.

Non-interest Income

The following table shows the breakdown of non-interest income for the three and six  months ended June 30, 2021 and 2020 (dollars in thousands):

	Six months ended June 30,		Change
	2021	2020	Amount	%
Service charges	$2,269	$1,995	$274	13.7
Trust	492	343	149	43.4
Brokerage and insurance	782	589	193	32.8
Gains on loans sold	814	427	387	90.6
Equity security gains (losses), net	216	(243)	459	(188.9)
Available for sale security gains, net	50	117	(67)	(57.3)
Earnings on bank owned life insurance	1,478	334	1,144	342.5
Other	840	358	482	134.6
Total	$6,941	$3,920	$3,021	77.1

	Three months ended June 30,		Change
	2021	2020	Amount	%
Service charges	$1,163	$914	$249	27.2
Trust	185	145	40	27.6
Brokerage and insurance	406	249	157	63.1
Gains on loans sold	311	260	51	19.6
Equity security gains, net	29	11	18	163.6
Available for sale security gains, net	-	117	(117)	(100.0)
Earnings on bank owned life insurance	163	178	(15)	(8.4)
Other	449	195	254	130.3
Total	$2,706	$2,069	$637	30.8

Index
Non-interest income for the six months ended June 30, 2021 totaled $6,941,000, an increase of $3,021,000 when compared to the same period in 2020.  During the first six  months of 2021, net equity security gains amounted to $216,000 as a result of market gains associated with general stock market increases compared with a $243,000 loss in the comparable 2020 period associated with the Covid-19 pandemic. During the first six months of 2021 and 2020, there were $50,000 and $117,000 of gains from the sale of available for sale securities. We sold $5.0 million of US treasury securities for a pre-tax gain of $50,000 in 2021 and in 2020, we sold $5.5 million of US agency mortgage backed securities for a pre-tax gain of $117,000.

The increase in gains on loans sold is attributable to a $20.3 million increase in loans sold for the six months ended June 30, 2021 as a result of the low rate environment, which has significantly increased residential refinancings. The increase in Trust revenues is due to higher estate settlement fees and asset levels in 2021 compared to 2020. The increase in other income is due to fees on offering back-to-back swaps to certain customers, which generated fee income of $494,000 in 2021. The increase in earnings on bank owned life insurance is due to two former employees of the Company passing during the first quarter of 2021, which generated a death benefit payable to the Company of $1,155,000. The increase in service charges is due to waiving of fees in the second quarter of 2020 in response to the pandemic.

For the three month period ended June 30, 2021, the changes experienced from the prior year related gains on loans sold, service charges and  other income correspond to the changes experienced for the six month period.

Non-interest Expense

The following tables reflect the breakdown of non-interest expense for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Six months ended June 30,		Change
	2021	2020	Amount	%
Salaries and employee benefits	$12,744	$11,309	$1,435	12.7
Occupancy	1,494	1,177	317	26.9
Furniture and equipment	284	320	(36)	(11.3)
Professional fees	843	763	80	10.5
FDIC insurance	258	206	52	25.2
Pennsylvania shares tax	517	534	(17)	(3.2)
Amortization of intangibles	98	105	(7)	(6.7)
Merger and acquisition	-	2,179	(2,179)	(100.0)
Software expenses	667	493	174	35.3
ORE expenses	253	191	62	32.5
Other	3,109	3,057	52	1.7
Total	$20,267	$20,334	$(67)	(0.3)

	Three months ended June 30,		Change
	2021	2020	Amount	%
Salaries and employee benefits	$6,481	$5,895	$586	9.9
Occupancy	711	651	60	9.2
Furniture and equipment	141	189	(48)	(25.4)
Professional fees	395	438	(43)	(9.8)
FDIC insurance	129	135	(6)	(4.4)
Pennsylvania shares tax	178	259	(81)	(31.3)
Amortization of intangibles	49	55	(6)	(10.9)
Merger and acquisition	-	1,803	(1,803)	(100.0)
Software expenses	354	246	108	43.9
ORE expenses (recovery)	167	159	8	5.0
Other	1,715	1,583	132	8.3
Total	$10,320	$11,413	$(1,093)	(9.6)

Index
Non-interest expenses decreased $67,000 for the six months ended June 30, 2021 compared to the same period in 2020. Salaries and employee benefits increased $1,435,000 or 12.7%. The increase was due to merit increases effective at the beginning of 2021, additional headcount as part of the MidCoast acquisition and servicing the Delaware market and increased profit sharing expenses due to increased profitability of the Company.

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

For the three months ended, June 30, 2021, non-interest expenses decreased $1,093,000 when compared to the same period in 2020. The decrease was due to the absence of acquisition merger fees associated with the Midcoast merger that closed in the second quarter of 2020.

Provision for Income Taxes

The provision for income taxes was $3,067,000 for the six month period ended June 30, 2021 compared to $1,943,000 for the same period in 2020. The increase is primarily attributable to the increase in income before the provision for income taxes of $6,365,000 for the comparable periods.  Through management of our municipal loan and bond portfolios, management is focused on minimizing our effective tax rate.  Our effective tax rate was 16.9% and 16.5% for the first six months of 2021 and 2020, respectively, compared to the statutory rate of 21%.

For the three months ended June 30, 2021, the provision for income taxes was $1,451,000 compared to $1,054,000 for the same period in 2020. The increase is attributable to the increase in income before the provision for income taxes of $1,706,000 for the comparable periods. Our effective tax rate was 17.9% and 16.5% for the three months ended June 30, 2021 and 2020, respectively.

We are invested in four limited partnerships that have established low-income housing projects in our market areas. We anticipate recognizing an aggregate of $211,000 of tax credits over the next 1.55 years, with an additional $70,000 anticipated to be recognized during 2021.

Financial Condition

Total assets were $2.00 billion at June 30, 2021, an increase of $111.6 million from $1.89 billion at December 31, 2020, due primarily to deposit growth fueled by government stimulus payments in response to the COVID-19 pandemic. Cash and cash equivalents increased $39.5 million to $108.2 million. Available for sale securities increased $73.8 million and net loans increased $8.7 million to $1.40 billion at June 30, 2021. Total deposits increased $93.5 million to $1.68 billion since year-end 2020, while borrowed funds decreased $9.0 million to $97.8 million as a result of issuing $10.0 million of subordinated debt during 2021.

Index
Cash and Cash Equivalents

Cash and cash equivalents totaled $108.2 million at June 30, 2021 compared to $68.7 million at December 31, 2020, an increase of $39.5 million. The increase was attributable to deposit growth as customers continue to receive government stimulus funds payments. Management actively measures and evaluates the Company’s liquidity position through our Asset–Liability Committee and believes the Company’s liquidity needs are satisfied by the current balance of cash and cash equivalents, readily available access to traditional funding sources including the Bank’s core deposits, Federal Home Loan Bank financing, federal funds lines with correspondent banks, brokered certificates of deposit and the portion of the investment and loan portfolios that mature within one year.  Management expects that these sources of funds will permit us to meet cash obligations and off-balance sheet commitments as they come due.

Investments

The following table shows the composition of the investment portfolio (including debt and equity securities) as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021		December 31, 2020
	Amount	%	Amount	%
Debt securities:
U. S. Agency securities	$84,511	22.8	$81,416	27.4
U. S. Treasury notes	69,685	18.8	28,043	9.4
Obligations of state & political subdivisions	109,155	29.4	102,972	34.7
Corporate obligations	10,955	3.0	6,509	2.2
Mortgage-backed securities in government sponsored entities	94,696	25.4	76,249	25.7
Equity securities	2,148	0.6	1,931	0.6
Total	$371,150	100.0	$297,120	100.0

	June 30, 2021/ December 31, 2020 Change
	Amount	%
Debt securities:
U. S. Agency securities	$3,095	3.8
U. S. Treasury notes	41,642	148.5
Obligations of state & political subdivisions	6,183	6.0
Corporate obligations	4,446	68.3
Mortgage-backed securities in government sponsored entities	18,447	24.2
Equity securities	217	11.2
Total	$74,030	24.9

Our investment portfolio increased by $74.0 million, or 24.9%, from December 31, 2020 to June 30, 2021. During 2021, we purchased $13.1 million of U.S. agency obligations, $47.0 million of U.S. treasury securities, $12.0 million state and political securities, $34.4 million of mortgage backed securities and $4.5 million of corporate securities, which was offset by $15.6 million of principal repayments and $13.8 million of calls and maturities that occurred during the first six months of 2021. We sold $5.0 million of treasury securities to recognize a gain and to redeploy funds into higher yielding investments. As a result of changes in market interest rates, the unrealized gain on available for sale investment portfolio decreased $2.7 million. Excluding our short-term investments consisting of monies held primarily at the Federal Reserve for liquidity purposes, our investment portfolio for the six month period ended June 30, 2021 yielded 2.07%, compared to 2.78% in the comparable period in 2020, on a tax equivalent basis.

Index
The investment strategy for 2021 has been to utilize cashflows from the investment portfolio and deposit inflows to purchase U.S. treasury securities, mortgage backed securities in government sponsored entities and obligations of state and political securities. The increase in the investment portfolio was in response to the deposit inflows that occurred in the first half of 2021. We continually monitor interest rate trading ranges and seek to time investment security purchases when rates are in the top third of the trading range. The Bank believes its investment strategy has appropriately mitigated its interest rate risk exposure for various rate environments, while providing sufficient cashflows to meet liquidity needs.

Management continues to monitor the earnings performance and the liquidity of the investment portfolio on a regular basis.  Through active balance sheet management and analysis of the investment portfolio, the Company believes it maintains sufficient liquidity to satisfy depositor withdrawal requirements and various credit needs of its customers.

Loans Held for Sale

Loans held for sale decreased $9.4 million to $5.3 million as of June 30, 2021 from December 31, 2020. The decrease in loans held for sale was due to a decrease in the amount of refinancings occurring due to a slight increase in market interest rates.

Loans

The following table shows the composition of the loan portfolio as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021		December 31, 2020
	Amount	%	Amount	%
Real estate:
Residential	$202,171	14.3	$201,911	14.4
Commercial	641,633	45.3	596,255	42.4
Agricultural	310,274	21.9	315,158	22.4
Construction	63,065	4.5	35,404	2.5
Consumer	8,684	0.6	30,277	2.2
Other commercial loans	104,349	7.4	114,169	8.1
Other agricultural loans	33,720	2.4	48,779	3.5
State & political subdivision loans	51,213	3.6	63,328	4.5
Total loans	1,415,109	100.0	1,405,281	100.0
Less allowance for loan losses	16,931		15,815
Net loans	$1,398,178		$1,389,466

	June 30, 2021/
	December 31, 2020
	Change
	Amount	%
Real estate:
Residential	$260	0.1
Commercial	45,378	7.6
Agricultural	(4,884)	(1.5)
Construction	27,661	78.1
Consumer	(21,593)	(71.3)
Other commercial loans	(9,820)	(8.6)
Other agricultural loans	(15,059)	(30.9)
State & political subdivision loans	(12,115)	(19.1)
Total loans	$9,828	0.7

Index
The Bank’s lending efforts have historically been focused in north central Pennsylvania and southern New York. With the acquisition of FNB and the opening of offices in Lancaster County, this focus has grown to include Lebanon, Schuylkill, Berks and Lancaster County markets of south central, Pennsylvania. We have a limited branch office in Union County that is staffed by a lending team to primarily support agricultural opportunities in central Pennsylvania. In December 2017, we completed a branch acquisition in State College, which provides us with opportunities in Centre County, Pennsylvania and other areas of central Pennsylvania. In April 2020, we completed the MidCoast acquisition, which expanded our markets into the State of Delaware with activity centered around the cities of Wilmington and Dover, Delaware. In November of 2020, we opened a branch in Kennett Square, Pennsylvania, to further serve customers obtained as part of the MidCoast acquisition, as well as to expand operations into Chester County, Pennsylvania. We originate loans primarily through direct loans to our existing customer base, with new customers generated through the strong relationships our lending teams have with their customers and our lenders expertise in certain areas, as well as by referrals from real estate brokers, building contractors, attorneys, accountants, corporate and advisory board members, existing customers and the Bank’s website.  The Bank offers a variety of loans although historically most of our lending has focused on real estate loans including residential, commercial, agricultural, and construction loans.  All lending is governed by a lending policy that is developed and administered by management and approved by the Board of Directors. As of June 30, 2021, the Company had one industry specific loan concentration to the dairy industry, totaling $134.6 million or 9.5% of total loans compared to $139.1 million or 9.9% of total loans at December 31, 2020.

During the first six months of 2021, the primary driver of growth was the Delaware markets, which saw significant activity in commercial real estate loan and construction loan activity. The decrease in consumer loans is due to a decrease in student loans, which we expect to recover in the second half of 2021. Other agricultural loans decreased $15.1 million primarily due to paydowns on lines of credit. The decrease in state and political loans of $12.1 million is due to pricing in the municipal bond market, which was less attractive to the borrowers during the first six months of 2021 and is expected to pose significant challenges in the second half of 2021 as well. The decrease in other commercial loans is due to the PPP program. Loans issued as part of the PPP program totaled $27.1 million as of June 30, 2021 compared to $37.2 million as of December 31, 2020 for a change of $10.1 million. Commercial and agricultural loan demand is subject to significant competitive pressures, the yield curve, and overall national, regional and local economic conditions.

While the Bank lends to companies that service companies that explore for natural gas in our market area, the Bank has not originated any loans to companies performing the actual drilling and exploration activities. Loans made by the Bank are to service industry customers which include trucking companies, stone quarries and other support businesses, favoring customers that had a relationship with the Bank prior to supporting the exploration for natural gas. We also have originated loans to businesses and individuals for restaurants, hotels and apartment rentals that have been developed and expanded to meet the housing and living needs of the gas industry workers. Due to our understanding of the industry and its cyclical nature, the loans made for natural gas-related activities have been originated in accordance with specific policies and procedures for lending to these entities, which include more stringent loan to value thresholds, shortened amortization periods, and expansion of our monitoring of loan concentrations associated with this activity.

Index
Residential real estate loans increased slightly during the first three months of 2021. Loan demand for conforming mortgages, which the Company typically sells on the secondary market, remained high during the first half of 2021 as a result of the low rate environment. For loans sold on the secondary market, the Company recognizes fee income for servicing these sold loans, which is included in non-interest income.

In response to the Covid-19 pandemic, the Company has implemented programs to assist our customers. These include allowing customers to make interest only payments for up to 60 days and allowing certain customers in specific industries like hospitality to defer both principal and interest payments for up to 120 days. Customers are eligible to request additional modifications.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which in management’s judgment is adequate to absorb probable future loan losses inherent in the loan portfolio at the balance sheet date.  The provision for loan losses is charged against current income.  Loans deemed not collectable are charged-off against the allowance while subsequent recoveries increase the allowance.  The following table presents an analysis of the allowance for loan losses and non-performing loans and assets as of and for the six months ended June 30, 2021 and for the years ended December 31, 2020, 2019, 2018 and 2017 (dollars in thousands):

	June 30,	December 31,
	2021	2020	2019	2018	2017
Balance
at beginning of period	$15,815	$13,845	$12,884	$11,190	$8,886
Charge-offs:
Real estate:
Residential	-	-	32	118	107
Commercial	-	435	578	66	41
Agricultural	-	4	-	-	30
Consumer	9	50	49	40	130
Other commercial loans	133	44	38	91	-
Other agricultural loans	-	-	60	50	5
Total loans charged-off	142	533	757	365	313
Recoveries:
Real estate:
Residential	-	14	-	69	-
Commercial	89	37	-	3	11
Agricultural	-	19	-	-	-
Consumer	12	21	33	31	49
Other commercial loans	7	12	10	30	16
Other agricultural loans	-	-	-	1	1
Total loans recovered	108	103	43	134	77

Net loans charged-off	34	430	714	231	236
Provision charged to expense	1,150	2,400	1,675	1,925	2,540
Balance at end of year	$16,931	$15,815	$13,845	$12,884	$11,190

Loans outstanding at end of period	$1,415,109	$1,405,281	$1,115,569	$1,081,883	$1,000,525
Average loans outstanding, net	$1,412,782	$1,291,838	$1,102,565	$1,044,250	$883,355
Non-performing assets:
Non-accruing loans	$9,082	$10,732	$11,536	$13,724	$10,171
Accrual loans - 90 days or more past due	49	525	487	68	555
Total non-performing loans	$9,131	$11,257	$12,023	$13,792	$10,726
Foreclosed assets held for sale	1,811	1,836	3,404	601	1,119
Total non-performing assets	$10,942	$13,093	$15,427	$14,393	$11,845

Annualized net (recoveries) charge-offs to average loans	0.00%	0.03%	0.06%	0.02%	0.03%
Allowance to total loans	1.20%	1.13%	1.24%	1.19%	1.12%
Allowance to total non-performing loans	185.42%	140.49%	115.15%	93.42%	104.33%
Non-performing loans as a percent of loans net of unearned income	0.65%	0.80%	1.08%	1.27%	1.07%
Non-performing assets as a percent of loans net of unearned income	0.77%	0.93%	1.38%	1.33%	1.18%

Index
Management believes that it uses the best information available when establishing the allowance for loan losses and that the allowance for loan losses is adequate as of June 30, 2021.  However, future adjustments could be required if circumstances differ substantially from assumptions and estimates used in making the initial determination.  A prolonged downturn in the economy, high unemployment rates, significant changes in the value of collateral and delays in receiving financial information from borrowers could result in increased levels of non-performing assets, charge-offs, loan loss provisions and reduction in income. Additionally, bank regulatory agencies periodically examine the Bank’s allowance for loan losses.  The banking agencies could require the recognition of additions to the allowance for loan losses based upon their judgment of information available to them at the time of their examination.

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

The allowance for loan losses was $16,931,000 or 1.20% of total loans as of June 30, 2021, as compared to $15,815,000 or 1.13% of loans as of December 31, 2020. The $1,116,000 increase in the allowance during the first six months of 2021 is the result of a $1,150,000 provision and net charge-offs of $34,000. The following table shows the distribution of the allowance for loan losses and the percentage of loans compared to total loans by loan category as of June 30, 2021 and December 31, 2020, 2019, 2018 and 2017 (dollars in thousands):

	June 30,		December 31
	2021 Amount	%	2020 Amount	%	2019 Amount	%	2018 Amount	%	2017 Amount	%
Real estate loans:
Residential	$1,174	14.3	$1,174	14.4	$1,114	19.4	$1,105	19.9	$1,049	21.4
Commercial	7,106	45.3	6,216	42.4	4,549	30.7	4,115	29.5	3,867	30.8
Agricultural	4,706	21.9	4,953	22.4	5,022	27.9	4,264	26.3	3,143	24.0
Construction	496	4.5	122	2.5	43	1.4	58	3.1	23	1.3
Consumer	85	0.6	321	2.2	112	0.9	120	0.9	124	1.0
Other commercial loans	1,328	7.4	1,226	8.1	1,255	6.3	1,354	6.9	1,272	7.2
Other agricultural loans	583	2.4	864	3.5	961	4.9	752	3.9	492	3.8
State & political subdivision loans	404	3.6	479	4.5	536	8.5	762	9.5	816	10.5
Unallocated	1,049	N/A	460	N/A	253	N/A	354	N/A	404	N/A
Total allowance for loan losses	$16,931	100.0	$15,815	100.0	$13,845	100.0	$12,884	100.0	$11,190	100.0

Index
As a result of previous loss experiences and other risk factors utilized in determining the allowance, the Bank’s allocation of the allowance does not directly correspond to the actual balances of the loan portfolio. While commercial and agricultural real estate totaled 67.2% of the loan portfolio at June 30, 2021, 69.8% of the allowance at that date was assigned to this segment of the loan portfolio as these loans have more inherent credit risk than residential real estate or loans to state and political subdivisions.

The following table identifies amounts of loans contractually past due 30 to 89 days and non-performing loans by loan category, as well as the change from December 31, 2020 to June 30, 2021 in non-performing loans (in thousands). Non-performing loans include accruing loans that are contractually past due 90 days or more and non-accrual loans. Interest does not accrue on non-accrual loans.  Subsequent cash payments received are applied to the outstanding principal balance or recorded as interest income, depending upon management's assessment of its ultimate ability to collect principal and interest.

	June 30, 2021				December 31, 2020
		Non-Performing Loans				Non-Performing Loans
(in thousands)	30 - 89 Days Past Due Accruing	90 Days Past Due Accruing	Non- accrual	Total Non- Performing	30 - 89 Days Past Due Accruing	90 Days Past Due Accruing	Non- accrual	Total Non- Performing
Real estate:
Residential	$536	$39	$561	$600	$1,351	$275	$812	$1,087
Commercial	750	10	3,699	3,709	1,247	70	4,529	4,599
Agricultural	43	-	3,039	3,039	366	150	3,133	3,283
Consumer	162	-	-	-	155	30	-	30
Other commercial loans	-	-	884	884	930	-	1,284	1,284
Other agricultural loans	4	-	899	899	71	-	974	974
Total nonperforming loans	$1,495	$49	$9,082	$9,131	$4,120	$525	$10,732	$11,257

	Change in Non-Performing Loans June 30, 2021 /December 31, 2020
(in thousands)	Amount	%
Real estate:
Residential	$(487)	(44.8)
Commercial	(890)	(19.4)
Agricultural	(244)	(7.4)
Consumer	(30)	(100.0)
Other commercial loans	(400)	(31.2)
Other agricultural loans	(75)	(7.7)
Total nonperforming loans	$(2,126)	(18.9)

Index
For the six months ended June 30, 2021, we recorded a provision for loan losses of $1,150,000. Non-performing loans decreased $2,126,000 or 18.9%, from December 31, 2020 to June 30, 2021, primarily due to a commercial customer and an agricultural real estate customer making payments on their loans. Approximately 62.0% of the Bank’s non-performing loans at June 30, 2021 are associated with the following three customer relationships:

•
A commercial loan relationship with $2.1 million outstanding, and additional letters of credit of $2.1 million available, secured by undeveloped land, stone quarries and equipment, was on non-accrual status as of June 30, 2021. The slowdown in the exploration for natural gas has significantly impacted the cash flows of the customer, who provides excavation services and stone for pad construction related to these activities. During 2019, the Company had the underlying equipment collateral appraised. The 2019 appraisal indicated a decrease in collateral values compared to the appraisal ordered for the loan origination and an appraisal performed in 2017, however, the loan was still considered well secured on a loan to value basis at June 30, 2021. In the fourth quarter of 2020, a forbearance agreement was signed with this customer. Management determined that no specific reserve was required as of June 30, 2021.

•
An agricultural loan customer with a total loan relationship of $2.4 million, secured by real estate, equipment and cattle, was on non-accrual status as of June 30, 2021. The customer declared bankruptcy during the fourth quarter of 2018 and developed a workout plan that was approved in the fourth quarter of 2019 and resulted in monthly payments resuming in late 2019 that continued in 2020 and 2021. Included within these loans to this customer are $911,000 of loans which are subject to Farm Service Agency guarantees. Depressed milk prices and the pandemic have created cash flow difficulties for this customer.  Absent a sizable and sustained increase in milk prices, which is not assured, we will need to rely upon the collateral for repayment of interest and principal. During 2020, the Company had the underlying collateral appraised. As of June 30, 2021, there was a specific reserve of $106,000 for this relationship based on the updated appraisals.

•
An agricultural loan customer with a total loan relationship of $1.2 million, secured by real estate was on non-accrual status as of June 30, 2021. The COVID-19 pandemic has escalated the cash flow difficulties this customer is experiencing. We expect that we will need to rely upon the sale of the  collateral for repayment of interest and principal. Management reviewed the collateral and determined that no specific reserve was required as of June 30, 2021.

Management of the Company believes that the allowance for loan losses as of June 30, 2021 was adequate at that date, which is based on the following factors:

•	The three loan relationships described above comprised 62.0% of the non-performing loan balance, which had approximately $106,000 of specific reserves, as of June 30, 2021.

•
The Company has a history of low charge-offs, and has net charge-offs for the first six months of 2021 of $34,000. Net (recoveries) charge-offs for the first six months of 2021 were 0.00% and were 0.03% for all of 2020 as a percent of average loans.

Bank Owned Life Insurance

The Company holds bank owned life insurance policies to offset future employee benefit costs. These policies provide the Bank with an asset that generates earnings to partially offset the current costs of benefits, and eventually (at the death of the insureds) provide partial recovery of cash outflows associated with the benefits.  As of June 30, 2021, and December 31, 2020, the cash surrender value of the life insurance was $30.4 million and $32.6 million, respectively. The change in cash surrender value, net of purchases and amounts acquired through acquisitions, is recognized in the results of operations. The amounts recorded as non-interest income totaled $163,000 and $178,000 for the three month periods ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, $1,478,000 and $334,000, respectively, was recorded in non-interest income. During the first quarter of 2021, the Company received proceeds of $3,714,000, which included death benefits of $1,155,000 on two former employees of the Company. The Company evaluates annually the risks associated with the life insurance policies, including limits on the amount of coverage and an evaluation of the various carriers’ credit ratings.

Index
The Company policies that were purchased directly from insurance companies are structured so that any death benefits received from a policy while the insured person is an active employee of the Bank will be split with the beneficiary of the policy.  Under these agreements, the employee’s beneficiary will be entitled to receive 50% of the net amount at risk from the proceeds.  The net amount at risk is the total death benefit payable less the cash surrender value of the policy as of the date of death. The policies acquired as part of the acquisition of FNB provide a fixed split-dollar benefit for the beneficiary’s estate, which is dependent on several factors including whether the covered individual was a former Director of First National Bank of Fredericksburg (“FNB”) or a former employee of FNB and their salary level. As of June 30, 2021, and December 31, 2020, included in other liabilities on the Consolidated Balance Sheet was a liability of $692,000 and $687,000, respectively, for the obligation under the split-dollar benefit agreements.

Premises and Equipment

Premises and equipment increased $295,000 to $17.2 million as of June 30, 2021 from December 31, 2020 as a result of a building purchase that will be utilized to house back office personnel.

Deposits

The following table shows the composition of deposits as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30, 2021		December 31, 2020
	Amount	%	Amount	%
Non-interest-bearing deposits	$339,414	20.2	$303,762	19.1
NOW accounts	456,828	27.1	422,083	26.6
Savings deposits	294,596	17.5	255,853	16.1
Money market deposit accounts	251,977	15.0	225,968	14.2
Certificates of deposit	339,572	20.2	381,192	24.0
Total	$1,682,387	100.0	$1,588,858	100.0

	June 30, 2021/ December 31, 2020 Change
	Amount	%
Non-interest-bearing deposits	$35,652	11.7
NOW accounts	34,745	8.2
Savings deposits	38,743	15.1
Money market deposit accounts	26,009	11.5
Certificates of deposit	(41,620)	(10.9)
Total	$93,529	5.9

Deposits increased $93.5 million since December 31, 2020. The driver of the increase was government stimulus funds in response to the COVID 19 pandemic, which includes PPP loan proceeds deposited into a non-interest bearing deposit account at the Bank. We continue to enhance our cash management services to improve our customer services and to grow deposits through our current customers. Brokered certificates of deposit decreased $23.8 million as maturing certificates were not replaced in 2021.

Index
Borrowed Funds

Borrowed funds were $97.8 million and $88.8 million as of June 30, 2021 and December 31, 2020, respectively. The increase in borrowed funds was due to issuing $10.0 million of subordinated notes in the second quarter of 2021 and an increase in repurchase agreements of $1.1 million offset by the maturity of a $2.0 million long-term advance. As of June 30, 2021, long-term advances total $56.9 million, short-term advances total $25.0 million and repurchase agreements total $15.9 million.

The Company issued $10.0 million of fixed to floating rate subordinated notes on April 16, 2021 that mature on April 16, 2031, unless redeemed earlier. The notes bear interest at 4% per annum through April 16, 2026 and subsequently pay interest at the 90-day average secured overnight financing rate, determined on the determination date of the applicable interest period, plus 323 basis points. The Company may redeem the notes, in whole or in part, on or after April 16, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Issuance costs associated with the notes totaled $131,000 and were capitalized and will be amortized over the life of the note on a straight-line basis, which approximates the effective yield method. As of June 30, 2021, the net unamortized issuance costs totaled $128,000.

In April 2020, the Bank entered into two interest rate swap agreements to convert floating-rate debt to fixed rate debt on notional amounts of $15.0 million and $10.0 million. The interest rate swap instruments involve an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amounts. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on April 1, 2020 and expire on April 1, 2025 and April 1, 2027. In April 2020, the Company entered into an interest rate swap agreement to convert floating-rate debt to fixed rate debt on a notional amounts of $7.5 million. The interest rate swap instrument involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on April 13, 2020 and expire on June 17, 2027. In May of 2020, the Bank entered into three two year forward interest rate swaps that will convert floating rate debt to fixed rate debt on notional amounts of $6.0 million each.  The interest rate swap instruments involves an agreement to receive a floating rate and pay a fixed rate, at specified intervals, calculated on the agreed-upon notional amount. The differentials paid or received on interest rate swap agreements are recognized as adjustments to interest expense in the period. The interest rate swap agreements were entered into on May 14, 2020 and expire on May 14, 2027, 2029 and 2032. The fair value of the interest rate swaps at June 30, 2021 was $1,282,000 and is included within other assets on the consolidated balance sheets.

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

Total stockholders’ equity was $204.4 million at June 30, 2021 compared to $194.3 million at December 31, 2020, an increase of $10,160,000, or 5.2%.  Excluding accumulated other comprehensive income (loss), stockholders’ equity increased $11.1 million, or 5.8%. The Company purchased 14,756 shares of treasury stock at a weighted average cost of $57.51 per share. For the six months of 2021, the Company had net income of $15.1 million and declared cash dividends of $3.7 million, or $0.92 per share, representing a cash dividend payout ratio of 24.3%.

Index
All of the Company’s debt investment securities are classified as available-for-sale, making this portion of the Company’s balance sheet more sensitive to the changing market value of investments. As a result of changes in the interest rate environment, the defined benefit plan obligations and the interest rate swaps entered into during 2020, accumulated other comprehensive income decreased approximately $1.0 million from December 31, 2020.

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

Quantitative measures established by regulatory capital standards to ensure capital adequacy require the Bank to maintain minimum amounts and ratios  of total and Tier 1 capital (as defined) to risk-weighted assets (as defined), common equity Tier 1 capital (as defined) to total risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2021 and December 31, 2020, that the Bank meets all capital adequacy requirements to which it was subject at such dates.

As permitted by applicable federal regulation, the Bank has opted to use the community bank leverage ratio (the “CBLR”) framework for determining its capital adequacy.  Under the CBLR framework a qualifying community bank is considered well-capitalized if its leverage ratio (Tier 1 capital divided by average total consolidated assets) exceeds 9%. Following the passage of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in response to the COVID-19 pandemic, the federal banking regulators revised the CBLR framework as follows: (i) beginning in the second quarter of 2020, a qualifying community bank need only have a leverage ratio of at least 8%, subject to the other qualifying requirements, and (ii) if a qualifying community bank’s leverage ratio falls below 8%, then it will have two calendar quarters to maintain a leverage ratio of 7% or greater.  These revisions under the CARES Act are effective April 23, 2020 and terminated on December 31, 2020.  Following such termination there is a grace period for returning to the 9% CBLR threshold.  The CBLR will be set at 8.5% for 2021, and 9% thereafter.  The grace period is also adjusted to account for the graduating increase. As a result, in 2021, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 7.5%. Thereafter, a qualifying community bank utilizing the grace period must maintain a CBLR of at least 8%. If a qualifying community bank fails to maintain the applicable minimum CBLR during the grace period, or if it is unable to restore compliance with the CBLR within the grace period, then it will revert to the Basel III capital framework and the normal Prompt Corrective Action capital categories will apply. At June 30, 2021, the Bank was considered “well-capitalized” under the CBLR framework, with a leverage ratio of 8.67%.

Off-Balance Sheet Activities

Some financial instruments, such as loan commitments, credit lines, and letters of credit, are issued to meet customer financing needs but are not recorded on the Company’s balance sheet.  The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Commitments to extend credit	$275,380	$274,327
Standby letters of credit	20,978	21,978
	$296,358	$296,305

Index
We also offer limited overdraft protection as a non-contractual courtesy which is available to demand deposit accounts in good standing. Overdraft charges as a result of ATM withdrawals and one time point of sale (non-recurring) transactions require prior approval of the customer. The non-contractual amount of financial instruments with off-balance sheet risk at June 30, 2021 and December 31, 2020 was $12,192,000 and $12,210,000, respectively. The Company reserves the right to discontinue this service without prior notice.

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

The Company's use of funds is shown in the investing activity section of the Consolidated Statement of Cash Flows, where the net loan activity is presented.  Other uses of funds include purchasing stock from the Federal Home Loan Bank (FHLB) of Pittsburgh, as well as capital expenditures.  Capital expenditures (including software purchases), during the first six months of 2021 were $858,000 compared to $561,000 during the same time period in 2020.

Short-term debt from the FHLB supplements the Bank’s availability of funds.  The Bank achieves liquidity primarily from temporary or short‑term investments in the Federal Reserve and the FHLB.  The Bank had a maximum borrowing capacity at the FHLB of approximately $736.05 million, of which $110.8 million was outstanding, at June 30, 2021. The Bank also had two federal funds lines with third party providers in the total amount of $34.0 million as of June 30, 2021, which are unsecured and undrawn upon. We also have a borrower in custody line with the Federal Reserve Bank of approximately $2.2 million, which also is not drawn upon as of June 30, 2021. The Company continues to evaluate its liquidity needs and as necessary finds additional sources.

Citizens Financial Services, Inc. is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, Citizens Financial Services, Inc. is responsible for paying any dividends declared to its shareholders.  Citizens Financial also has repurchased shares of its common stock.  Citizens Financial Services, Inc.’s primary source of income is dividends received from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. In particular, the Bank may not, as a state-chartered bank which is a member of the Federal Reserve System, declare a dividend without approval of the Federal Reserve, unless the dividend to be declared by the Bank’s Board of Directors does not exceed the total of:  (i) the Bank’s net profits for the current year to date, plus (ii) its retained net profits for the preceding two current years, less any required transfers to surplus.  The Federal Reserve Board and the FDIC have formal and informal policies which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings, with some exceptions.  The Prompt Corrective Action Rules, described above, further limit the ability of banks to pay dividends, because banks which are not classified as well capitalized or adequately capitalized may not pay dividends and no dividend may be paid which would make the Bank undercapitalized after the dividend.  At June 30, 2021, Citizens Financial Services, Inc. (on an unconsolidated basis) had liquid assets of $15.7 million.

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

The Company currently uses a computer simulation model to better measure the impact of interest rate changes on net interest income. We use the model as part of our risk management and asset liability management processes that we believe will effectively identify, measure, and monitor the Company’s risk exposure.  In this analysis, the Company examines the results of movements in interest rates with additional assumptions made concerning prepayment speeds on mortgage loans and mortgage securities.   Shock scenarios, which assume a parallel shift in interest rates and is instantaneous, typically have the greatest impact on net interest income. The following is a rate shock analysis and the impact on net interest income as of June 30, 2021 (dollars in thousands):

Changes in Rates	Prospective One-Year Net Interest Income	Change In Prospective Net Interest Income	% Change In Prospective Net Interest Income
-100 Shock	59,204	(1,096)	(1.82)
Base	60,300	-	-
+100 Shock	59,492	(808)	(1.34)
+200 Shock	59,322	(978)	(1.62)
+300 Shock	59,130	(1,170)	(1.94)
+400 Shock	58,720	(1,580)	(2.62)

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

(b) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. At June 30, 2021, the risk factors of the Company have not changed materially from those reported in our 2020 Annual Report on Form 10-K.  However, the risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Index
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

	ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares (or units Purchased)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans of Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)

4/1/21 to 4/30/21	-	$0.00	-	149,000
5/1/21 to 5/31/21	5,258	$60.63	5,258	143,742
6/1/21 to 6/30/21	296	$59.91	29	143,713
Total	5,554	$60.59	5,287	143,713

(1)
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

Item 3 – Defaults Upon Senior Securities

Not applicable.

Item 4 – Mine Safety Disclosure

Not applicable.

Item 5 – Other Information

None

Item 6 – Exhibits

(a) The following documents are filed as a part of this report:

3.1	Restate Articles of Incorporation of Citizens Financial Services, Inc. (1)

3.2	Articles of Amendment of Restated Articles of Incorporation of Citizens Financial Services, Inc. (2)

3.3	Bylaws of Citizens Financial Services, Inc. (3)

4.1	Form of Common Stock Certificate. (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended  June 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) The Consolidated Balance Sheet (unaudited), (ii) the Consolidated Statement of Income (unaudited), (iii) the Consolidated Statement of Comprehensive Income (unaudited), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statement of Cash Flows (unaudited) and (vi) related notes (unaudited).

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)          Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended June 30, 2018, as filed with the Commission on August 9, 2018.

(2)          Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on April 26, 2021.

(3)          Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the Commission on December 17, 2020.

(4)          Incorporated by reference to Exhibit 4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Commission on March 14, 2006.

Index
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Citizens Financial Services, Inc.
(Registrant)

August 5, 2021		/s/ Randall E. Black
	By:	Randall E. Black
President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2021		/s/ Stephen J. Guillaume
	By:	Stephen J. Guillaume
Chief Financial Officer
(Principal Financial and Accounting Officer)